Form 10-Q
period 1996-09-30
MATRIX CAPITAL CORP /CO/
filed 1996-11-27
CIK 944725

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the Quarter Ended September 30, 1996             Commission File No. 0-21231


                          MATRIX CAPITAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             COLORADO                                        84-1233716
--------------------------------------------------------------------------------
   (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                      Identification No.)

1380 LAWRENCE STREET, SUITE 1410, DENVER, COLORADO                       80204
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code          (303) 595-9898
                                                   ----------------------------

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                       YES   X                NO
                           -----                -----

Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on November 25, 1996 was 5,901,439 shares.

                               TABLE OF CONTENTS
                               -----------------

PART I    Financial Information
-------------------------------

 ITEM 1.  Condensed Consolidated Balance Sheets -
            September 30, 1996 (unaudited) and December 31, 1995.......   1

          Condensed Consolidated Statements of Income -
            Three and nine months ended September 30, 1996 and 1995
            (unaudited)................................................   2

          Condensed Consolidated Statements of Changes in Shareholders'
            Equity Nine months ended September 30, 1996 and 1995
            (unaudited)................................................   3

          Condensed  Consolidated Statements of Cash Flows
            Nine months ended September 30, 1996 and 1995 (unaudited)..   4

          Notes to Unaudited Condensed Consolidated Financial
            Statements.................................................   5

 ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................   9

PART II   Other Information
---------------------------

 ITEM 1.  Legal Proceedings............................................  22

 ITEM 2.  Changes in Securities........................................  22

 ITEM 3.  Defaults upon Senior Securities..............................  22

 ITEM 4.  Submissions of Matters to a Vote of  Security Holders........  22

 ITEM 5.  Other Information............................................  22

 ITEM 6.  Exhibits and Reports on Form 8-K.............................  23

          Exhibit 4.1  Employee Stock Purchase Plan, as amended........  23

          Exhibit 11.1 Computation of Net Income Per Share.............  23

          Exhibit 27.1 Financial Data Schedule.........................  23


 SIGNATURES............................................................  24

                        Part I - Financial Information

Item 1 - Financial Statements

                          MATRIX CAPITAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                       September 30,       December 31
                                                                           1996               1995
                                                                       -------------       -----------
                                                                        (unaudited)
ASSETS

Cash                                                                      $  2,515           $  1,381
Interest earning deposits                                                    8,831              5,586
Loans held for sale, net of discount of
 $3,199 in 1996 and $5,816 in 1995                                         128,848            118,989
Loans held for investment, net                                              20,024             18,859
Mortgage servicing rights, net                                              19,982             13,817
Other receivables                                                           12,138              5,609
Federal Home Loan Bank of Dallas stock                                       2,696              1,954
Premises and equipment, net                                                  6,769              5,904
Deferred income tax benefit                                                    195                 -
Other assets                                                                 5,102              3,816
                                                                          --------           --------

Total assets                                                              $207,100           $175,915
                                                                          ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits                                                                $ 80,214           $ 48,877
  Custodial escrow balances                                                 19,093             27,011
  Payable for purchase of mortgage servicing rights                          8,076              1,312
  Federal Home Loan Bank of Dallas borrowings                               31,600             19,000
  Borrowed money                                                            44,948             65,093
  Other liabilities                                                         10,895              4,409
  Income tax payable                                                           843                875
                                                                          --------           --------

     Total liabilities                                                     195,669            166,577

Shareholders' equity:
  Preferred stock, par value $.0001; authorized 5,000,000 shares;
   no shares outstanding
  Common stock, par value $.0001; 50,000,000
   shares; shares issued and outstanding 3,888,939
   at September 30, 1996 and December 31, 1995                                   -                  -
  Additional paid in capital                                                 2,626              2,626
  Retained earnings                                                          8,805              6,712
                                                                          --------           --------

     Total shareholders' equity                                             11,431              9,338
                                                                          --------           --------

Total liabilities and shareholders' equity                                $207,100           $175,915
                                                                          ========           ========

                            See accompanying notes.

                          MATRIX CAPITAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                 (Dollars in thousands, except per share data)

                                                                           Three Months Ended               Nine Months Ended
                                                                              September 30,                    September 30,
                                                                          ---------------------           ---------------------
                                                                             1996       1995                1996        1995
                                                                          ---------   ---------           ---------   ---------
Interest income:
  Loans and mortgage backed securities                                    $   3,917   $   2,843           $  11,764   $   6,935
  Interest earning deposits                                                     113          73                 297         226
                                                                          ---------   ---------           ---------   ---------

  Total interest income                                                       4,030       2,916              12,061       7,161

Interest expense:
  Deposits                                                                    1,041         606               2,602       1,551
  Borrowings                                                                  1,526       1,380               5,364       3,018
                                                                          ---------   ---------           ---------   ---------
  Total interest expense                                                      2,567       1,986               7,966       4,569
                                                                          ---------   ---------           ---------   ---------

  Net interest income before provision for loan losses                        1,463         930               4,095       2,592
  Provision for loan losses                                                     198          23                 350          68
                                                                          ---------   ---------           ---------   ---------

  Net interest income after provision for loan losses                         1,265         907               3,745       2,524

Noninterest income:
  Loan administration                                                         1,804       1,969               6,436       5,477
  Brokerage                                                                   1,394         783               3,341       3,741
  Gain on sale of loans and mortgage backed securities                        1,556         803               2,409       2,123
  Gain on sale of mortgage servicing rights                                   1,064          29               2,155         219
  Loan origination                                                              779         525                 973         965
  Other                                                                         340         314                 747         604
                                                                          ---------   ---------           ---------   ---------

  Total noninterest income                                                    6,937       4,423              16,061      13,129

Noninterest expense:
  Compensation and employee benefits                                          2,892       2,072               7,963       6,229
  Amortization of mortgage servicing rights                                     575         536               1,759       1,149
  Occupancy and equipment                                                       464         403               1,201       1,060
  Other general and administrative                                            2,843       1,272               5,376       3,644
                                                                          ---------   ---------           ---------   ---------

  Total noninterest expense                                                   6,774       4,283              16,299      12,082
                                                                          ---------   ---------           ---------   ---------

  Income before income taxes                                                  1,428       1,047               3,507       3,571
  Provision for income taxes                                                    574         376               1,414       1,346
                                                                          ---------   ---------           ---------   ---------

  Net income                                                              $     854   $     671           $   2,093   $   2,225
                                                                          =========   =========           =========   =========


Net income per common and common
 equivalent share                                                         $    0.22   $    0.17           $    0.53   $    0.57
                                                                          =========   =========           =========   =========

Weighted average common and common
 equivalent shares                                                        3,927,629   3,927,629           3,927,629   3,927,629
                                                                          =========   =========           =========   =========

                            See accompanying notes.

                          MATRIX CAPITAL CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (Dollars in thousands)


                                                 Common Stock      Additional
                                              ------------------     Paid In     Retained
                                               Shares     Amount     Capital     Earnings     Total
                                              ---------   ------     -------     --------    --------
Nine months ended September 30, 1996
------------------------------------
    Balance at December 31, 1995              3,888,939        -      $2,626      $6,712      $ 9,338

    Net income (unaudited)                            -        -           -       2,093        2,093
                                              ---------    -----      ------      ------      -------
    Balance at September 30, 1996             3,888,939        -      $2,626      $8,805      $11,431
                                              =========    =====      ======      ======      =======

Nine months ended September 30, 1995
------------------------------------
    Balance at December 31, 1994              3,750,001        -      $2,525      $3,151      $ 5,676

    Issuance of stock for service               138,938        -         101           -          101

    Net income (unaudited)                            -        -           -       2,225        2,225
                                              ---------    -----      ------      ------      -------
    Balance at September 30, 1995             3,888,939        -      $2,626      $5,376      $ 8,002
                                              =========    =====      ======      ======      =======

                            See accompanying notes.

                          MATRIX CAPITAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                            (Dollars in thousands)


                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                       ----------------------------
                                                                                          1996              1995
                                                                                       ----------        ----------
Operating activities
Net income                                                                              $  2,093          $  2,225
Adjustments to reconcile net income to net cash used by operating activities:
  Depreciation and amortization                                                              477               246
  Provision for loan losses                                                                  350                68
  Amortization of mortgage servicing rights                                                1,759             1,149
  Noncash compensation expense                                                                 -               101
  Accretion of premiums on deposits                                                           (7)              (23)
  Deferred income taxes                                                                     (195)             (163)
  Gain on sale of loans and mortgage backed securities                                    (2,408)           (2,123)
  Gain on sale of mortgage servicing rights                                               (2,155)             (219)
  Loans originated for sale, net of loans sold                                            15,264           (32,431)
  Loans purchased for sale                                                               (96,919)          (70,609)
  Proceeds from sale of loans purchased for sale                                          59,203            35,655
  Originated mortgage servicing rights                                                      (605)             (665)
  Decrease (increase) in other receivables                                                (6,524)              285
  Increase (decrease) in other liabilities and income taxes                               13,218            (1,379)
                                                                                        --------          --------
         Net cash used by operating activities                                           (16,449)          (67,883)

Investing activities
Loans originated and purchased for portfolio                                              (3,648)           (4,196)
Principal repayments on loans                                                             17,135             8,842
Purchase of Federal Home Loan Bank of Dallas stock                                          (742)             (529)
Purchases of premises and equipment                                                       (1,342)              (29)
Purchase of land for development                                                          (1,292)                -
Acquisition of mortgage servicing rights                                                 (13,234)           (7,484)
Proceeds from sale of mortgage servicing rights                                            8,070               275
                                                                                        --------          --------
         Net cash provided (used) by investing activities                                  4,947            (3,121)

Financing activities
Net increase in deposits                                                                  31,344             5,522
Net increase (decrease) in custodial escrow balances                                      (7,918)           11,034
Net increase (decrease) in revolving lines and repurchase agreements                      (9,237)           46,920
Repayments of notes payable                                                               (3,502)           (1,515)
Proceeds from notes payable                                                                5,424             8,029
Proceeds from senior subordinated notes                                                        -             2,910
Repayment of financing arrangement                                                          (230)             (258)
                                                                                        --------          --------
         Net cash provided by financing activities                                        15,881            72,642
                                                                                        --------          --------

Increase in cash and cash equivalents                                                      4,379             1,638
Cash and cash equivalents at beginning of period                                           6,967             4,702
                                                                                        --------          --------
Cash and cash equivalents at end of period                                              $ 11,346          $  6,340
                                                                                        ========          ========
Supplemental disclosure of cash flow information
Payable for purchase of mortgage servicing rights                                       $  8,076          $  1,904
                                                                                        ========          ========
Supplemental disclosure of cash flow information
Cash paid for interest expense                                                          $  8,213          $  4,241
                                                                                        ========          ========
Cash paid for income taxes                                                              $  1,445          $  1,271
                                                                                        ========          ========

                            See accompanying notes.

                           MATRIX CAPITAL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            Three and Nine Months Ended September 30, 1996 and 1995

(1)  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes hereto included in Matrix Capital Corporation's ("Company") Registration Statement on Form S-1 (See File No. 333-10223, effective October 18,1996).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ended December 31, 1996.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as of and for the three and nine month periods ended September 30, 1996 and 1995 and as of December 31, 1995. All material intercompany balances and transactions have been eliminated in consolidation.

(2)  MORTGAGE SERVICING RIGHTS

The activity in the MSRs is summarized as follows:

                                         NINE MONTHS
                                            ENDED           YEAR ENDED
                                        SEPTEMBER 30,        DECEMBER
                                             1996              1995
                                        -------------       ----------
                                        (unaudited)
                                                  (In thousands)
Balance at beginning of period             $13,817            $ 6,183
Purchases                                   13,234              9,203
Originated                                     605                885
Amortization                                (1,759)            (1,817)
Sales                                       (5,915)              (637)
                                           -------            -------
Balance at end of period                   $19,982            $13,817
                                           =======            =======

Accumulated amortization of mortgage servicing rights aggregated approximately $10,718,000 and $9,495,000 at September 30, 1996 and at December 31, 1995,
respectively.

The Company's servicing portfolio (excluding subserviced loans) was comprised of the following:

                                            September 30,                         December 31,
                                                1996                                  1995
                                  ----------------------------------     ----------------------------------
                                     Number              Principal          Number              Principal
                                    of Loans              Balance          of Loans              Balance
                                                        Outstanding                            Outstanding
                                  ------------         -------------     ------------         -------------
                                              (unaudited)
                                                             (Dollars in thousands)
FHLMC                                14,063              $  838,360          9,453             $  671,966
FNMA                                 11,917                 559,284          7,820                483,947
GNMA                                  9,722                 272,698            271                 12,883
Other VA, FHA, and
    conventional loans               10,088                 554,451          7,414                427,589
                                     ------              ----------         ------             ----------
                                     45,790              $2,224,793         24,958             $1,596,385
                                     ======              ==========         ======             ==========

The Company's custodial escrow balances shown in the accompanying consolidated balance sheets pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced on behalf of others and owned by the Company, aggregating approximately $19,092,000, and $26,769,000 at September 30, 1996 and at December 31, 1995, respectively.

(3)  DEPOSITS

Deposit account balances are summarized as follows:

                                          September 30,                             December 31,
                                              1996                                      1996
                                -------------------------------           -------------------------------
                                                       Weighted                                  Weighted
                                                       Average                                   Average
                                 Amount     Percent      Rate              Amount     Percent      Rate
                                --------    -------    --------           --------    -------    --------
                                            (unaudited)
                                                          (Dollars in thousands)
Passbook accounts               $ 2,190        2.73%     3.35%            $ 2,358        4.82%     3.40%
NOW accounts                      3,558        4.44      1.49               3,832        7.84      1.49
Money market accounts             9,367       11.67      4.42               6,167       12.62      4.38
                                -------      ------      ----             -------      ------      ----
                                 15,115       18.84      3.48              12,357       25.28      3.18
Certificate accounts             65,099       81.16      5.83              36,513       74.72      5.97
                                -------      ------      ----             -------      ------      ----
                                 80,214      100.00%                       48,870      100.00%
                                             ======                                    ======
Purchase premium                      -                                         7
                                -------                                   -------
                                $80,214                                   $48,877
                                =======                                   =======
Weighted-average
    interest rate                                          5.28%                                   5.23%
                                                           ====                                    ====

(4) SHAREHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company consists of 50,000,000 shares with a par value of $.0001 per share. There were 3,888,939 shares of common stock outstanding at December 31, 1995 and September 30, 1996. Holders of common stock are entitled to receive dividends when, and if, declared by the board of directors. Each share of common stock entitles the holders thereof to one vote, and cumulative voting is not permitted.

Preferred Stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.0001 per share. The board of directors is authorized, without further action of the shareholders of the Company, to issue from time to time shares of preferred stock in one or more series, and with such relative rights, powers, preferences, and limitations as the board of directors may determine at the time of issuance. Such shares may be convertible into common stock and may be superior to the common stock in the payment of dividends, liquidation, voting and other rights, preferences and privileges.

Stock Split

On September 19, 1996, the Company's board of directors increased the authorized number of shares of common stock, declared a 3.75-for-one stock split of the common stock effected as a dividend that was declared and paid on September 19, 1996, and made conforming adjustments on the terms of all outstanding common stock equivalents. All shares and per share information in the accompanying consolidated financial statements has been retroactively adjusted to reflect these actions.

Stock Option Plan

In September 1996, the board of directors and shareholders adopted the 1996 Amended and Restated Stock Option Plan, which amended and restated the Company's stock option plan adopted in 1995. Substantially all of the Company's full-time employees and directors are eligible for grants of stock options under the terms of the 1996 Stock Option Plan.

The 1996 Stock Option Plan authorizes the granting of incentive stock options ("Incentive Options") and nonqualified stock options ("Nonqualified Options") to purchase common stock to eligible persons. A total of 525,000 shares of common stock are authorized for sale upon exercise of options granted under the 1996 Stock Option Plan. The 1996 Stock Option Plan is currently administered by the compensation committee (administrator) of the board of directors.

Employee Stock Purchase Plan

In September 1996, the board of directors and shareholders adopted the Matrix Capital Corporation Employee Stock Purchase Plan ("Purchase Plan") and reserved 125,000 shares of common stock ("ESPP Shares") for issuance thereunder. The Purchase Plan became effective upon consummation of the public offering. The price at which ESPP Shares are sold under the Purchase Plan is 85 percent of the lower of the fair market value per share of common stock on the enrollment or the purchase date.

Stock Offering

On October 18, 1996 the Company completed its initial public offering of its common stock. The Company sold 1,750,000 shares of common stock at a price of $10.00 per share. On November 18, 1996 the underwriters exercised their "overallotment option" and acquired an additional 262,000 shares at the initial public price of $10.00 per share. The Company raised approximately $18.2 million from the offering.

(5) PENDING ACQUISITION

On November 25, the Company announced that it had entered into a definitive agreement to acquire The Vintage Group, Inc. (Vintage), a privately held company, for $ 11.25 million in newly issued common stock. The transaction will be accounted for as a pooling of interests and no goodwill will be recorded.

(6) COMMITMENTS AND CONTINGENCIES

At September 30, 1996, the Company had outstanding commitments to originate and purchase loans of $28.5 million and commitments to sell loans of $53.8 million.

In June 1996, the Company purchased 154 acres of land for the purpose of developing 750 residential and multi-family lots in Ft. Lupton, Colorado. As part of the acquisition, the Company entered into a Residential Facilities Development Agreement (the "Development Agreement") with the City of Ft. Lupton. The Development Agreement is a residential and planned unit development agreement providing for the orderly planning, engineering and development of a golf course and surrounding residential community. The City of Ft. Lupton is responsible for the development of the golf course and the Company is responsible for the development of the surrounding residential lots.

The Development Agreement sets forth a mandatory obligation on the part of the Company to pay the City of Ft. Lupton pledged enhancement assessments of $600,000. These pledged enhancement assessments require the Company to pay the city a $2,000 fee each time the Company sells a developed residential lot. The Company is obligated to pay a minimum of $60,000 in assessment fees per year beginning in the year 1998 through the year 2007. The Company also entered into a development management agreement with a local developer to complete the development of the land. The development management agreement obligates the Company to provide up to an additional $500,000 of funds for development. The Company has no other financial obligations to the developer beyond the $500,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company's principal activities consist of the purchase and sale of portfolios of mortgage loans and mortgage servicing rights, administration of portfolios of mortgage loans, consulting and brokerage activities involving mortgage loan servicing and deposit generation. These activities are conducted through the Company's wholly-owned subsidiaries, Matrix Financial Services Corporation ("Matrix Financial"), United Financial, Inc. ("United Financial") and Matrix Capital Bank ("Matrix Bank"). Recently, the Company commenced real estate management and disposition services and the financing of sub-prime automobile retail installment contracts through its wholly-owned subsidiaries United Special Services, Inc. ("USS") and Sterling Finance Co., Inc. ("Sterling"), respectively. To date, the operations of USS and Sterling have not been material to those of the Company.

The principal components of the Company's revenues consist of net interest income recorded by Matrix Bank and Matrix Financial, loan administration fees generated by Matrix Financial, brokerage fees realized by United Financial and loan origination fees and gains on sales of residential mortgage loans and residential mortgage servicing rights generated by Matrix Financial and Matrix Bank.

On October 18, 1996, the Company completed its initial public offering by selling 1,750,000 shares of common stock at a price of $10.00 per share. On November 18, 1996, the underwriters exercised their option to purchase an additional 262,500 shares of the Company's common stock (over-allotment) at the initial public offering price of $10.00. The net proceeds raised in the offering were approximately $18.2 million.

The funds raised in the offering were initially used to reduce a portion the amounts outstanding under the Company's revolving lines of credit. The Company anticipates that it will use the funds available under the lines of credit primarily to purchase mortgage servicing portfolios and to provide capital at Matrix Bank to support its projected growth.

The Company's results of operations are likely to be influenced by changes in general economic and competitive conditions and more particularly by changes in market interest rates. Fluctuations in these factors will have an effect on the volume of loan originations, mortgage loan prepayments and the value of the Company's mortgage servicing portfolio and loan portfolio.


FORWARD-LOOKING INFORMATION

Statements contained in this Form 10-Q for the quarter ended September 30, 1996 that are not historical facts, including, but not limited to, statements found in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Form 10-Q could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: adverse conditions in the industries in which the Company competes and other competitive factors, governmental regulation, including increases in the annual assessment on SAIF funds, and pending and possible future litigation, seasonality of business, and increases in interest rates, as well as the risks and uncertainties discussed elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS FOR THE
QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

NET INCOME; RETURN ON AVERAGE EQUITY

Net income for the third quarter 1996 increased $183,000 to $854,000, or 27.3%, as compared to the third quarter 1995 of $671,000. The third quarter of 1996 reflects a one time after-tax charge of $268,000 for the recapitalization of the Savings Association Insurance Fund ("SAIF"). Excluding the one time SAIF assessment, net income for the third quarter of 1996 increased $451,000, or 67.2%. Return on average equity for the third quarter 1996 increased to 34.6% as compared to 33.8% for the third quarter 1995. Excluding the one time SAIF assessment, return on average equity increased to 45.5%.

On September 30, 1996 the President of the United States signed into law an omnibus appropriations bill that included among its provisions, legislation to recapitalize the SAIF, which insures deposits of savings institutions. As a result of this legislation, all SAIF-insured institutions, including Matrix Bank, are required to pay a one-time special assessment equal to .657% of SAIF deposits at March 31, 1995. This charge amounted to $446,000 on a pre-tax basis and $268,000 on an after-tax basis, equal to $.07 per share.

The legislation will also reduce annual deposit premium assessments for well capitalized savings institutions beginning January 1, 1997. The new annual insurance assessment schedule for well-capitalized SAIF insured institutions is expected to be approximately .064% of SAIF deposits, significantly lower than the current level of .23%.


NET INTEREST INCOME

Net interest income before provision for loan losses for the third quarter 1996 increased $533,000, or 57.3%, to $1.5 million as compared to the third quarter 1995 of $930,000. The increase was attributable primarily to the increase in the interest rate spread, which increased to 3.08% for the three months ended September 30, 1996, as compared to 1.49% for the three months ended September 30, 1995. The increase in the interest rate spread was a result of an increase in the yield on interest earning assets to 9.61% for the three months ended September 30, 1996 as compared to 7.83% for the three months ended September 30, 1995. The increase in the yield on interest earning assets was primarily due to an increase in the yield on the Company's adjustable rate loan portfolio and the origination of higher yielding consumer loans. The effect of the increase in the yield on interest earning assets was partially offset by an increase in the cost of interest bearing liabilities to 6.53% for the three months ended September 30, 1996 as compared to 6.34% for the three months ended September 30, 1995. The increase in the cost of interest bearing liabilities was due primarily to an increase in the balance and cost of certificates of deposits at Matrix Bank and the increase in the cost of other borrowed money. See "--Average Balance Sheet."

The increase in interest income attributable to the increase in interest rate spread was partially offset by change in volume of interest earning assets and interest bearing liabilities. The average balance of interest bearing liabilities increased $31.9 million, or 25.5%, to $157.2 million for the three months ended September 30, 1996 as compared to $125.3 million for the three months ended September 30, 1995. The increase in the average balance of interest bearing liabilities was partially offset by an increase in the average balance of interest earning assets of $18.9 million, or 12.7%, to $167.8 million for the three months ended September 30, 1996 as compared to $148.9 million for the three months ended September 30, 1995. See "---Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."


PROVISION FOR LOAN LOSSES

Provision for loan losses for the third quarter 1996 increased by $175,000 to $198,000 as compared to $23,000 for the third quarter of 1995. This increase was primarily attributable to the increase in and composition of the Company's loan portfolio.

LOAN ADMINISTRATION

Loan administration fees for the third quarter 1996 decreased by $165,000, or 8.4%, to $1.8 million as compared to $2.0 million for the third quarter of 1995. Loan administration fees are affected by factors that include the size of the Company's residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees collected. The comparable service fee income from period to period is primarily a result of the comparable average balance from period to period. The average balance of the servicing portfolio for the three months ended September 30, 1996 was $1.3 billion as compared to $1.5 billion for the three months ended September 30, 1995.


BROKERAGE

Brokerage fees for the third quarter 1996 increased by $611,000, or 78.0%, to $1.4 million as compared to $783,000 for the third quarter 1995. This increase is a direct result of the amount of the residential mortgage servicing portfolio's brokered of $7.6 billion for the third quarter 1996 an increase of 58.3% as compared to $4.8 billion for the third quarter of 1995.


GAIN ON SALE OF LOANS AND MORTGAGE BACKED SECURITIES

Gain on the sale of loans and mortgage backed securities for the third quarter 1996 increased by $753,000, or 93.8% to $1.6 million as compared to $803,000 for the third quarter of 1995. This increase was attributable primarily to the amount and mix of the loan portfolios that the Company sold. Loan portfolios sold in the third quarter of 1996 amounted to $15.0 million as compared to $9.6 million for the third quarter of 1995. The gain realized for the three months ended September 30, 1996 resulted primarily from the sale of one loan portfolio. The portfolio related to loan participation interests that the Company was able to match up with its servicing rights. The Company was able to maximize the value of the participation loans by selling the loan participation interest with the related servicing rights. See "--Gain on Sale of Mortgage Servicing Rights".


GAIN ON SALE OF MORTGAGE SERVICING RIGHTS

Gain on the sale of mortgage servicing rights for the third quarter 1996 increased to $1.0 million as compared to $29,000 for the third quarter 1995. The gain realized for the three months ended September 30, 1996 resulted primarily from the sale of one mortgage servicing rights portfolio. In terms of aggregate outstanding principal balances of mortgage loans underlying such servicing rights the Company sold $159.7 million in purchased mortgage servicing rights in the third quarter of 1996 as compared to $7.7 million in the third quarter of 1995. The sale in the third quarter of 1996 was consummated primarily to generate additional cash flow to acquire additional residential mortgage servicing portfolios.


LOAN ORIGINATION

Loan origination income includes all mortgage loan fees, secondary marketing activity on new loan originations and servicing release premiums on new originations sold, net of outside origination costs. Loan origination income for the third quarter 1996 increased by $254,000 or 48.4%, to $779,000, as compared to $525,000 for the third quarter 1995. This increase was primarily attributable to the fees associated with the origination of sub-prime automobile retail installment sales contracts in the third quarter of 1996, a new product for 1996, which was partially offset by a decrease in wholesale mortgage loan volume of $11.2 million, or 9.3%, to $109.2 million in the third quarter of 1996 as compared to $120.4 million in the third quarter of 1995.

NON-INTEREST EXPENSE

Non-interest expense for the third quarter 1996 increased by $2.5 million to $6.8 million, or 58.2%, as compared to $4.3 million for the third quarter 1995. This increase was primarily due to the one time SAIF assessment, the reserve for the probable settlement of certain outstanding litigation (see "Part II - Other Information - Item 1. Legal Proceedings") and expenses related to new operating subsidiaries. The following table details the major components of non-interest expense for the third quarter 1996 as compared to the third quarter 1995:

                                               THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                            ---------------------
                                               1996        1995
                                            ---------    --------
                                              (In thousands)
Compensation and employee benefits             $2,892      $2,072
Amortization of mortgage servicing                575         536
 rights
Occupancy and equipment                           464         403
Professional fees                                 130         188
Data processing                                   150         134
SAIF assessment                                   446           -
Other general and administrative                2,117         950
                                               ------      ------
                 Total                         $6,774      $4,283
                                               ======      ======

Compensation and employee benefits generally represent the largest component of non-interest expense for the Company. Compensation and employee benefits increased $820,000, or 39.6%, to $2.9 million for the third quarter 1996 as compared to $2.1 million for the third quarter 1995. This increase was the result of the expansion of the Company's business lines in 1996 to include the opening of a new branch of Matrix Bank and the origination of sub-prime automobile retail installment sales contracts along with the increased amount of brokered mortgage servicing rights sold (which increases the amount of incentive based compensation paid). The Company had a total of 221 employees at September 30, 1996 as compared to 151 employees at September 30, 1995.

Amortization of mortgage servicing rights fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. Amortization of mortgage servicing rights increased by $39,000, or 7.3%, to $575,000 for the third quarter 1996 as compared to $536,000 for the third quarter 1995.

Occupancy and equipment expense increased by $61,000, or 15.1%, to $464,000 for the third quarter 1996 as compared to $403,000 for the third quarter 1995. This increase is the result of opening a new branch of Matrix Bank and additional leased space for Sterling.

The remainder of non-interest expense, which includes professional fees, data processing costs , SAIF assessment and other expenses increased $1.5 million, or 123.5%, to $2.8 million for the third quarter 1996 as compared to $1.3 million for the third quarter 1995. The increase was primarily attributable to the one time SAIF assessment, the reserve for the probable settlement of certain outstanding litigation and expansion of both existing and new business lines.


PROVISION FOR INCOME TAXES

Provision for income taxes increased by $198,000, or 52.7%, to $574,000 for the third quarter 1996 as compared to $376,000 for the third quarter 1995. The increase was due to the increase in pre-tax income. The effective income tax rates were 40% for the third quarter 1996 as compared to 36% for the third quarter 1995.

RESULTS OF OPERATIONS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

NET INCOME; RETURN ON AVERAGE EQUITY

Net income for the nine months ended September 30, 1996 decreased $132,000, or 5.9% to $2.1 million as compared to $2.2 million for the same period in 1995. The nine months ended September 30, 1996 reflects a one time after-tax charge of $268,000 for the recapitalization of the SAIF deposit insurance fund. Excluding the one time SAIF assessment, net income for the nine months ended September 30, 1996 increased $136,000, or 6.1%. Return on average equity for the nine months ended September 30, 1996 decreased to 28.6% as compared to 45.3% or the same period in 1995. Excluding the one time SAIF assessment, return on average equity decreased to 32.3%.


NET INTEREST INCOME

Net interest income before provision for loan losses for the nine months ended September 30, 1996 increased $1.5 million, or 58.0%, to $4.1 million as compared to the $2.6 million for the same period in 1995.

The increase was attributable primarily to the increase in the interest rate spread, which increased to 2.74% for the nine months ended September 30, 1996, as compared to 1.50% for the nine months ended September 30, 1995. The increase in the interest rate spread was a result of an increase in the yield on interest earning assets to 9.48% for the nine months ended September 30, 1996 as compared to 7.89% for the nine months ended September 30, 1995. The increase in the yield on interest earning assets was primarily due to an increase in the yield on Company's adjustable rate loan portfolio and the origination of higher yielding consumer loans. The effect of the increase in the yield on interest earning assets was partially offset by an increase in the cost on interest bearing liabilities to 6.74% for the nine months ended September 30, 1996 as compared to 6.39% for the nine months ended September 30, 1995. The increase in the cost of interest bearing liabilities was due primarily to an increase in the balance and cost of certificates of deposits at Matrix Bank and the increase in the cost of other borrowed money. See "-- Average Balance Sheet."

The increase in interest income attributable to the increase in interest rate spread was partially offset by a change in volume of interest earning assets and interest bearing liabilities. The average balance of interest bearing liabilities increased $62.2 million, or 65.2%, to $157.5 million for the nine months ended September 30, 1996 as compared to $95.3 million for the nine months ended September 30, 1995. The increase in the average balance of interest bearing liabilities was partially offset by an increase in the average balance of interest earning assets of $48.6 million, or 40.2%, to $169.7 million for the nine months ended September 30, 1996 as compared to $121.0 million for the nine months ended September 30, 1995. See "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."


PROVISION FOR LOAN LOSSES

Provision for loan losses for nine months ended September 30, 1996 increased by $282,000 to $350,000 as compared to $68,000 in the same period of 1995. This increase was primarily attributable to the increase in and composition of the Company's loan portfolio.


LOAN ADMINISTRATION

Loan administration fees for the nine months ended September 30, 1996 increased by $959,000, or 17.5%, to $6.4 million as compared to $5.5 million for the same period in 1995. This increase was primarily attributable to the increase in the average mortgage loan servicing portfolio for the nine months ended September 30, 1996 as compared to the same period in 1995.

BROKERAGE FEES

Brokerage fees for the nine months ended September 30, 1996 decreased by $400,000 to $3.3 million, or 10.7%, as compared to $3.7 million for the same period in 1995. This decrease is a direct result of the amount of the residential mortgage servicing portfolio's brokered of $20.2 billion for the nine months ended September 30, 1996, a decrease of 13.3%, as compared to $23.3 billion for the same period in 1995. The decrease for the nine months ended September 30, 1996 is a result of the decrease in the amount of servicing portfolios brokered in their first quarter of 1996. The decrease occurred in the first quarter of 1996, as mortgage banking firms and financial institutions deferred servicing sales pending their review of the impact of Financial Accounting Standard ("FAS") 122 on their operations. Beginning the second quarter, the Company experienced increased volume of sales of servicing and does not anticipate that FAS 122 will have a significant effect on the Company's brokerage activity in the foreseeable future.


GAIN ON SALE OF LOANS AND MORTGAGE BACKED SECURITIES

Gain on the sale of loans and mortgage backed securities for the nine months ended September 30, 1996 increased by $286,000, or 13.5% to $2.4 million as compared to $2.1 million for the same period in 1995. This increase is attributable to the amount and mix of the loan portfolios that the company sold. Loan portfolios sold in the nine months ended September 30, 1996 amounted to $59.2 million as compared to $35.7 million for the same period in 1995.


GAIN ON SALE OF MORTGAGE SERVICING RIGHTS

Gain on the sale of mortgage servicing rights for the nine months ended September 30, 1996 increased by $2.0 million to $2.2 million as compared to $219,000 for the same period in 1995. In terms of aggregate outstanding principal balances of mortgage loans underlying such servicing rights the Company sold $450.2 million in purchased mortgage servicing rights in the nine months ended September 30, 1996 as compared to $23.3 million during the same period in 1995. The sales in the nine months ended September 30, 1996 were done primarily to generate cash flow to acquire more desirable residential servicing portfolios.


LOAN ORIGINATION

Loan origination income for the nine months ended September 30, 1996 increased by $8,000 to $973,000, or 0.8%, as compared to $965,000 for the same period in 1995. The amount of loan origination income is generally related to the amount of loan originations. The amount of loan origination income for the nine months ended September 30, 1996 was comparable to the same period for prior year even though wholesale loan originations increased $245.5 million, or 103.7%, to $482.2 million for the nine months ended September 30, 1996 as compared to $236.7 million for the nine months ended September 30, 1995.

Loan origination income did not experience a comparable increase with the loan originations due to a $1.9 million secondary marketing loss which occurred in March 1996. The secondary marketing loss was attributable to the failure of a former officer of Matrix Financial to adhere to the hedging policies established by Matrix Financial's board of directors. These policies establish benchmarks for Matrix Financial's forward commitments to deliver loans or mortgage backed securities which are maintained against the pipeline and funded loans. In addition, these policies stipulate that all closed loans are to be fully hedged with forward commitments. The Company's hedging policies were not adhered to, resulting in certain of such closed loans not being adequately hedged, which resulted in a $1.9 million loss when interest rates increased dramatically in March 1996, thereby causing the funded loans and pipeline commitments to decline in market value. Had these policies been followed, the Company would still have recognized a loss, albeit significantly smaller, since it is difficult for the Company to be completely hedged when interest rates rapidly and significantly change. The Company has implemented several management and reporting changes to help ensure that the hedging policies established by Matrix Financial's board of directors are adhered to so as to mitigate secondary marketing losses in volatile interest rate markets.

NON-INTEREST EXPENSE

Non-interest expense for the nine months ended September 30, 1996 increased by $4.2 million to $16.3 million, or 34.9%, as compared to $12.1 million for the same period in 1995. This increase was primarily due to the one time SAIF assessment, the reserve for the probable settlement of certain outstanding litigation and expenses related to new operating subsidiaries. The following table details the major components of non-interest expense for the nine months ended September 30, 1996 as compared to the same period in 1995:


                                               Nine Months Ended
                                                 September 30,
                                              -------------------
                                               1996        1995
                                              ------       ------
                                                 (In thousands)
Compensation and employee benefits            $ 7,963      $ 6,229
Amortization of mortgage servicing              1,759        1,149
 rights
Occupancy and equipment                         1,201        1,060
Professional fees                                 307          420
Data processing                                   424          380
SAIF assessment                                   446            -
Other general and administrative                4,199        2,844
                                              -------      -------
                 Total                        $16,299      $12,082
                                              =======      =======

Compensation and employee benefits generally represent the largest component of non-interest expense for the Company. Compensation and employee benefits increased $1.7 million, or 27.8%, to $8.0 million for the nine months ended September 30, 1996, as compared to $6.2 million for the same period in 1995. This increase was the result of the expansion of the Company's business lines in 1996 including the opening of a new branch of Matrix Bank and the origination of sub-prime automobile retail installment sales contracts, along with the increased amount of wholesale mortgage loan origination (which results in increased incentive based compensation). The Company had a total of 221 employees at September 30, 1996 as compared to 151 employees at September 30, 1995.

Amortization of mortgage servicing rights fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. Amortization of mortgage servicing rights increased by $610,000, or 53.1%, to $1.8 million for the nine months ended September 30, 1996 as compared to $1.1 million for the same period in 1995.

Occupancy and equipment expense increased by $141,000, or 13.3%, to $1.2 million for the nine months ended September 30, 1996 as compared to $1.1 million for the same period in 1995. This increase is the result of opening a new branch of Matrix Bank and the lease of office space for Sterling.

The remainder of non-interest expense, which includes professional fees, data processing costs, SAIF assessment and other expenses increased $1.8 million, or 47.5%, to $5.4 million for the nine months ended September 30, 1996 as compared to $3.6 million for the same period in 1995. The increase was primarily attributable to the one time SAIF assessment, the reserve for the probable settlement of certain outstanding litigation and expansion of both existing and new business lines.


PROVISION FOR INCOME TAXES

Provision for income taxes increased by $68,000, or 5.1% to $1.4 million for the nine months ended September 30, 1996 as compared to $1.3 million for the same period in 1995. The increase was due to the increase in effective income tax rates to 40.3% for the nine months ended September 30, 1996 as compared to 37.7% for the same period in 1995.

AVERAGE BALANCE SHEET

The following table sets forth for the periods and as of the dates indicated information regarding the Company's average balances of assets and liabilities as well as the dollar amounts of interest income from interest earning assets and interest expense on interest bearing liabilities and the resultant yield and costs. Average interest rate information for the three months ended and the nine months ended September 30, 1996 and 1995, respectively, have been annualized. Ratio, yield and rate information are based on daily averages where available, otherwise, average monthly balances have been used. Nonaccrual loans have been included in the calculation of average balances for loans for the periods indicated.

                                                                                         Quarter Ended
                                                                                          September 30,
                                                      ----------------------------------------------------------------------------
                                                                      1996                                     1995
                                                      ----------------------------------------------------------------------------
                                                      Average                        Average        Average                 Average
ASSETS                                                Balance        Interest         Rate         Balance     Interest      Rate
                                                      -------        --------        -------       --------    --------     -------
                                                                                    (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net                                $147,936       $3,700          10.00%        $144,549    $2,843       7.87%
  Mortgage-backed securities                             11,611          217           7.48                -         -          -
  Interest-earning deposits                               5,591           74           5.29            3,175        55       6.93
  FHLB stock                                              2,657           39           5.87            1,154        18       6.23
                                                       --------       ------          -----         --------    ------      -----
    Total interest-earning assets                       167,795        4,030           9.61          148,878     2,916       7.83

Noninterest earning assets:
  Cash                                                    3,077                                        2,139
  Allowance for loan losses                             (1,196)                                        (932)
  Premises and equipment                                  6,728                                        4,193
  Other assets                                           25,773                                       25,392
                                                       --------                                     --------

    Total noninterest earning assets                     34,382                                       30,792
                                                       --------                                     --------

    Total assets                                       $202,177                                     $179,670
                                                       ========                                     ========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Passbook accounts                                    $  2,208       $   19           3.44         $  2,289        19       3.32
  Money market and negotiable order of withdrawal
    ("NOW") accounts                                     11,490          112           3.90            8,639        81       3.75
  Certificates of deposit                                62,125          910           5.86           34,862       506       5.81
  FHLB borrowings                                        30,360          433           5.70            8,834       137       6.20
  Borrowed money                                         51,003        1,093           8.57           70,636     1,243       7.04
                                                       --------       ------          -----         --------    ------      -----
    Total interest-bearing liabilities                  157,186        2,567           6.53          125,260     1,986       6.34
                                                       --------       ------          -----         --------    ------      -----
Noninterest bearing liabilities:
 Demand deposits (including custodial escrow balances)   27,539                                       40,763
  Other liabilities                                       7,588                                        5,712
                                                       --------                                     --------
  Total noninterest bearing liabilities                  35,127                                       46,475
  Shareholders' equity                                    9,864                                        7,935
                                                       --------                                     --------
    Total liabilities and shareholders' equity         $202,177                                     $179,670
                                                       ========                                     ========

Net interest income before provision for loan losses                  $1,463                                    $  930
                                                                      ======                                    ======

Interest rate spread                                                                   3.08%                                 1.49%
                                                                                      =====                                 =====

Net interest margin                                                                    3.49%                                 2.50%
                                                                                      =====                                 =====


Ratio of average interest-earning assets to
  average interest-bearing liabilities                                               106.75%                               118.86%
                                                                                     ======                                ======
                                                                           Nine Months Ended
                                                                            September 30,
                                                      ----------------------------------------------------------------------------
                                                                      1996                                    1995
ASSETS                                                ----------------------------------------------------------------------------
                                                      Average                       Average        Average                  Average
                                                       Balance       Interest         Rate          Balance    Interest      Rate
                                                      ---------      ---------      --------      --------     --------     --------
Interest-earning assets:
  Loans receivable, net                                $156,007       $11,413          9.75%       $116,835     $6,935        7.91%
  Mortgage-backed securities                              6,215           351          7.53              -          -            -
  Interest-earning deposits                               4,941           186          5.02           3,049        170        7.43
  FHLB stock                                              2,522           111          5.87           1,164         56        6.41
                                                       --------       -------        ------        --------     ------      ------
    Total interest-earning assets                       169,685        12,061          9.48         121,048      7,161        7.89

Noninterest earning assets:
  Cash                                                    2,790                                       2,063
  Allowance for loan losses                             (1,128)                                       (908)
  Premises and equipment                                  6,434                                       4,511
  Other assets                                           24,436                                      17,418
                                                       --------                                    --------

    Total noninterest earning assets                     32,532                                      23,084
                                                       --------                                    --------

    Total assets                                       $202,217                                    $144,132
                                                        =======                                    ========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Passbook accounts                                       2,350       $    59          3.35        $  2,427     $   65      3.57
  Money market and negotiable order
    ("NOW") accounts                                     11,782           345          3.90           8,165        209      3.41
  Certificates of deposit                                50,232         2,198          5.83          32,458      1,277      5.25
  FHLB borrowings                                        33,054         1,409          5.68          13,250        631      6.35
  Borrowed money                                         60,068         3,955          8.78          39,026      2,387      8.16
                                                       --------       -------        ------        --------     ------    ------
    Total interest-bearing liabilities                  157,486         7,966          6.74          95,326      4,569      6.39
                                                       --------       -------        ------        --------     ------    ------
Noninterest bearing liabilities:
 Demand deposits (including custodian escrow balances)   28,387                                      36,107
  Other liabilities                                       6,586                                       6,000
                                                       --------                                    --------
  Total noninterest bearing liabilities                  34,973                                      42,107
  Shareholders' equity                                    9,758                                       6,699
                                                       --------                                    --------
    Total liabilities and shareholders' equity         $202,217                                    $144,132
                                                       ========                                    ========


Net interest income before provision for loan losses                  $4,095                                    $2,592
                                                                      ======                                    ======

Interest rate spread                                                                   2.74%                                1.50%
                                                                                     ======                               ======

Net interest margin                                                                    3.22%                                2.86%
                                                                                     ======                               ======


Ratio of average interest-earning assets to
  average interest-bearing liabilities                                               107.75%                              126.98%
                                                                                     ======                               ======

ANALYSIS OF CHANGES IN NET INTEREST INCOME DUE TO CHANGES IN INTEREST RATES AND VOLUMES

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase and decrease related to changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to change due to volume and change due to rate.


                                                             Quarter Ended                 Nine Months Ended
                                                             September 30,                    September 30,
                                                      --------------------------       --------------------------
                                                             1996 vs 1995                     1996 vs 1995
                                                      --------------------------       --------------------------
                                                          Increase (Decrease)              Increase (Decrease)
                                                           Due to Change in                 Due to Change in
                                                      --------------------------       --------------------------

                                                       Volume    Rate    Total          Volume    Rate    Total
                                                      -------- -------- --------       -------- -------- --------

                                                                           (In thousands)
Interest-earning assets:
  Loans receivable, net                                $   266  $   591  $  857         $1,550   $2,928   $4,478
  Mortgage backed securities                                 -      217     217              -      351      351
  Interest-earning deposits                                167     (148)     19             70      (54)      16
  FHLB stock                                                94      (73)     21             44       11       55

                                                       -------  -------  ------         ------   ------   ------
    Total interest-earning assets                          527      587   1,114          1,664    3,236    4,900
                                                       -------  -------  ------         ------   ------   ------

Interest-bearing liabilities:
  Passbook accounts                                         (3)       3       -             (1)      (5)      (6)
  Money market and NOW accounts                            107      (76)     31             62       74      136
  Certificates of deposit                                1,583   (1,179)    404            466      455      921
  FHLB borrowings                                        1,335   (1,039)    296            629      149      778
  Borrowed money                                        (1,382)   1,232    (150)           858      710    1,568
                                                       -------  -------  ------         ------   ------   ------
    Total interest-bearing liabilities                   1,640   (1,059)    581          2,014    1,383    3,397
                                                       -------  -------  ------         ------   ------   ------

Change in net interest income before provision
  for loan losses                                      $(1,113) $ 1,646  $  533         $ (350)  $1,853   $1,503
                                                       =======  =======  ======         ======   ======   ======

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability of the Company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The trend of net cash used by the Company's operating activities experienced over the reported periods results primarily from the growth that Matrix Financial has experienced in its residential mortgage loan origination activities and the growth that Matrix Bank has experienced in its whole loan purchasing activity. The growth in the loan originations experienced by the Company has been due to a conscious effort to increase loan originations and, to a lesser extent, market conditions. The Company does not anticipate significant increases in loan origination activities other than increases directly related to market conditions. Nevertheless, the Company anticipates the trend of a net use of cash from operations to continue for the foreseeable future. This anticipation results from the expected growth at Matrix Bank, which management believes will consist primarily of increased activity in the purchasing of loan portfolios. The Company anticipates such growth will be funded through retail deposits, custodial escrow deposits and FHLB borrowings.

The Company's principal source of funding for its servicing acquisition activities consist of line of credit facilities provided to Matrix Financial by unaffiliated financial institutions. At September 30, 1996, $11.2 million was outstanding under the servicing acquisition line.

The funds raised in the initial public offering were used to reduce the Company's balance of revolving lines of credit. Included in the borrowings reduced were the servicing acquisition lines. The lines are now available to fund future acquisitions of mortgage servicing portfolios. During the three months ended September 30, 1996, the Company entered into agreements to acquire approximately $1.1 billion of mortgage servicing rights for an approximate purchase price of $11.7 million. The servicing acquisition lines in place are sufficient to fund the servicing rights under commitment.

The Company's principal source of funding for its loan origination business consists of warehouse lines of credit and sale/repurchase facilities provided to Matrix Financial by financial institutions and brokerage firms. As of September 30, 1996, Matrix Financial's warehouse lines of credit aggregated $70.0 million, of which $44.4 million was available to be utilized.

In the ordinary course of business, the Company makes commitments to originate residential mortgage loans and holds originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the pipeline loans. The Company mitigates this risk through the use of mandatory and nonmandatory forward commitments to sell loans. As of September 30, 1996, the Company had $58.7 million in pipeline and funded loans offset with mandatory forward commitments of $32.9 million and nonmandatory forward commitments of $20.9 million. As of December 31, 1995, the Company had $93.1 million in pipeline and funded loans offset with mandatory forward commitments of $64.7 million and nonmandatory forward commitments of $15.3 million. The inherent value of the forward commitments is considered in the determination of the lower of cost or market for such loans.

On July 10, 1996 the Company renewed its primary Revolving Credit Facility for warehouse lending, servicing acquisitions and working capital. With this renewal, the aggregate amount of this warehouse line of credit facility totaled $50.0 million, the aggregate amount of the servicing acquisition facility totaled $13.5 million, and the aggregate amount of the working capital facility totaled $2.5 million. The new credit facility agreements require Matrix Financial to maintain (i) total shareholder's equity of at least $3.0 million plus 50% of capital contributed after January 1, 1996, (ii) adjusted tangible net worth, as defined, of at least $9.0 million through January 31, 1997 and $10.0 million on January 31, 1997 and thereafter, (iii) a servicing portfolio of at least $1.25 billion and (iv) a ratio of principal debt of receivables borrowings and term line borrowings of no more than the lesser of 70% of the appraised value of the mortgage servicing portfolio or 1.25% of the unpaid principal balance of the mortgage servicing portfolio.

Matrix Bank's primary source of funds for use in lending, purchasing bulk loan portfolios, investing and other general purposes are retail deposits, custodial escrow balances, FHLB borrowings, sales of loan portfolios and proceeds from principal and interest payments on loans. Contractual loan payments and deposit inflows and outflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances form the FHLB as its primary source for borrowings. At September 30, 1996, Matrix Bank had overnight borrowings from the FHLB of $31.6 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related servicing rights portfolios.

Matrix Banks leverage capital ratio at September 30, 1996 was 6.04%. This exceeded the leverage capital requirement of 3.0% of adjusted assets by $4.5 million. Matrix Bank's risk-based capital ratio was 12.04% at September 30, 1996. Matrix Bank currently exceeds the risk-based capital requirement of 8.0% of risk weighted assets by $3.3 million.


ASSET QUALITY

NONPERFORMING ASSETS

The following table sets forth information as to the Company's non-performing assets ("NPA"). NPAs consist primarily of nonaccrual loans and foreclosed real estate. Loans are placed on nonaccrual when full payment of principal or interest is in doubt or when they are past due 90 days as to either principal or interest. Foreclosed real estate arises primarily through foreclosure on mortgage loans owned.

                                        September 30,           December 31,         December 31,
                                           1996                    1995                  1994
                                        -------------           ------------         ------------
                                                        (Dollars in thousands)
Nonaccrual mortgage loans                 $2,958                  $5,523               $3,275
Nonaccrual consumer loans                    120                      15                   39
                                          ------                  ------               ------
Total nonperforming loans                  3,078                   5,538                3,314
Foreclosed real estate                       794                     835                  543
                                          ------                  ------               ------
Total nonperforming assets                $3,872                  $6,373               $3,857
                                          ======                  ======               ======

Total nonperforming assets
  to total assets                           1.87%                   3.62%                3.44%
Total nonperforming loans to
 total loans                                2.05%                   3.99%                3.68%
Ratio of allowance for loan losses to
 total nonperforming loans                 40.74%                  17.03%               21.97%

As of September 30, 1996, the Company had no accruing loans that were contractually past due 90 days or more. At September 30, 1996, $2.9 million, or 93.9%, of the nonaccrual loans were loans that were purchased in bulk loan portfolios and remain classified as "held for sale." Total loans held for sale at September 30, 1996, were $128.8 million, of which $2.9 million or 2.3% were nonaccrual loans. However, against the $128.8 million of total loans held for sale, the Company has $3.2 million of purchase discounts plus an additional $1.8 of credit enhancements related to specific segments of the loan portfolio.

The percentage of the allowance for loan losses to nonaccrual loans varies widely due to the nature of the Company's portfolio of mortgage loans, which are collateralized primarily by residential real estate. The Company analyzes the collateral for each nonperforming mortgage loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan losses.


PENDING ACQUISITION

On November 25, the Company announced that it had entered into a definitive agreement to acquire The Vintage Group, Inc. (Vintage), a privately held company, for $ 11.25 million in newly issued common stock. The transaction will be accounted for as a pooling of interests and no goodwill will be recorded.


Vintage is the parent company of Sterling Trust Company (Sterling Trust) of Waco, Texas and Vintage Financial Services Corporation, a NASD broker/dealer based in Arlington, Texas.

Sterling is a non-bank trust company specializing in self-directed qualified retirement plans, individual retirement accounts, custodial and directed trust accounts. As of September 30, 1996, Sterling Trust had assets under administration of over $1.0 billion.

The consummation of the acquisition is subject to certain conditions, including regulatory and shareholder approval.

                          PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

Matrix Financial is a defendant in two lawsuits, Limper v. Matrix Financial Services Corporation (Court of Common Pleas, Ottawa County, Ohio, January 29,
1996), and Mogavero v. Matrix Financial Services Corporation (United States District Court for the District of Massachusetts, June 17, 1996), which purport to cover a nationwide class of plaintiffs and involve similar facts and legal claims. The plaintiffs have requested class action status for each of these lawsuits. In both cases, the plaintiffs allege that Matrix Financial breached the terms of plaintiffs' promissory notes and mortgages by imposing certain fax and payoff statement fees at the time the plaintiffs prepaid their loans. The plaintiffs claim that such fees constitute prepayment charges in violation of the terms of the notes and demand restitution and attorneys' fees.

Matrix Financial has filed an answer in Limper denying the plaintiffs' claims. By order dated September 13,1996, the Mogavero action has been dismissed without prejudice to the right of any party upon good cause shown within 60 days to reopen the action if the settlement is not consummated. Matrix Financial believes it has defenses to these lawsuits; however, no assurance can be given that an adverse judgment will not be rendered or that such a judgment would not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows. A joint settlement proposal has been tendered by plaintiffs' counsel, whereby Matrix Financial would pay a settlement payment of not more than $640,000, including attorneys' fees of the plaintiffs, payments to the plaintiff class members and all administrative costs associated with the settlement. Assuming the settlement occurs, and depending on the response rate from the plaintiff class members, the ultimate total of payments made by Matrix Financial could be significantly smaller. The terms of the settlement, however, are being negotiated, and there can be no assurance that either action will be settled on terms acceptable to the Company, or at all. The Company established a reserve in the third quarter of 1996 to account for this contingency.

ITEM 2.    CHANGES IN SECURITIES

              Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

              Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 19, 1996, the Shareholders by unanimous consent approved the following:

*  A 3.75 for 1 stock split on common stock in the form of a stock dividend.
*  Amendment and Restatement of Stock Option Plan.
*  Adoption of  Employee Stock Purchase Plan.
* Amendment of Articles of Incorporation to, among other things, to increase authorized common and preferred shares and establish advance notice requirement relating to nomination of directors.
*  Election of David A. Frank to the Board of Directors.
*  Approval of the classification of Board of Directors into three classes.

ITEM 5.      OTHER INFORMATION

             None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  EXHIBITS

*    4.1   Employee Stock Purchase Plan, as Amended

*    11.1  Computation of Earnings Per Share

*    27.1  Financial Data Schedule

           (b)  REPORTS ON FORM 8-K

                 None

______________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MATRIX CAPITAL CORPORATION


Dated:                                    /s/
       ---------------------------        ------------------------------------
                                          Guy A. Gibson
                                          President and
                                          Chief Executive Officer



Dated:                                    /s/
       ---------------------------        ------------------------------------
                                          David W. Kloos
                                          Senior Vice President and
                                          Chief Financial Officer