Form 10-K
period 1996-12-31
MATRIX CAPITAL CORP /CO/
filed 1997-03-31
CIK 944725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

                                            or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from _____________ to  _______________

Commission File Number:  0-21231

                          MATRIX CAPITAL CORPORATION
                 --------------------------------------------
            (Exact name of registrant as specified in its charter)

          Colorado                                           84-1233716
-------------------------------                            --------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

  1380 Lawrence Street, Suite 1410
        Denver, Colorado                                        80204
 --------------------------------------                    ---------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code  (303) 595-9898

Securities registered pursuant to Section 12(b) of the Act:
                                                          None.

Securities registered pursuant to Section 12(g) of the Act:

                                     Common Stock, par value $.0001 per share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
       ---          ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes           No
       ---          ---

As of March 5, 1997, 6,681,031 shares of common stock were outstanding. The aggregate market value of common stock held by nonaffiliates of the registrant based on the closing price of such stock on the Nasdaq National Market on March 4, 1997 was $38,010,033. For purposes of this computation, all executive officers, directors and 10% beneficial owners of registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

The Company's definitive proxy statement in connection with the Annual Meeting of the Shareholders to be held May 1, 1997, to be filed with the Commission pursuant to Regulation 14A, is incorporated by reference into Part III of this report.

                                                                           PAGE
                                                                           ----

                                    PART I

ITEM 1.  BUSINESS.                                                         3

ITEM 2.  PROPERTIES.                                                      16

ITEM 3.  LEGAL PROCEEDINGS.                                               17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.             17

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.                                            18

ITEM 6.  SELECTED FINANCIAL DATA.                                         19

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.                                      20

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.                     35

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.                            35

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.             36

ITEM 11.  EXECUTIVE COMPENSATION.                                         36

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.                                                36

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                 36

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K.                                           37

                                    PART I

ITEM 1.  BUSINESS
         --------
GENERAL

    Matrix Capital Corporation (the "Company") is a specialized financial services company that, through its subsidiaries, (the "Subsidiaries") focuses on mortgage merchant banking by purchasing and selling residential mortgage loans and residential mortgage servicing rights; offering brokerage, consulting and analytical services to other financial services companies and financial institutions; servicing residential mortgage portfolios for investors; originating residential mortgages; providing real estate management and disposition services. The Company also provides self-directed qualified retirement plans, individual retirement accounts, custodial and directed trust accounts, and broker dealer services to individuals and deferred contribution plans. The Company is a unitary thrift holding company that was incorporated in Colorado in June 1993. Its principal executive offices are located at 1380 Lawrence Street, Suite 1410, Denver, Colorado 80204, and its telephone number is
(303) 595-9898.

THE SUBSIDIARIES

     The Company's core business operations are conducted through the following operating Subsidiaries:

    UNITED FINANCIAL. United Financial, Inc. ("United Financial") provides brokerage and consulting services to financial institutions and financial services companies in the mortgage banking industry. These services include the brokering and analysis of residential mortgage loan servicing rights, corporate and mortgage loan servicing portfolio valuations (which includes the complex valuation and analysis required under Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights ("FAS 122")), and, to a lesser extent, consultation and brokerage services in connection with mergers and acquisitions of mortgage banking entities. United Financial provides brokerage services to several of the nation's largest financial institutions, such as Banc One Mortgage Corporation, Chase Manhattan Mortgage Corporation, and Mellon Mortgage Corporation. During 1995 and 1996, United Financial brokered the sale of 103 and 92 mortgage loan servicing portfolios totaling $32.6 billion and $26.4 billion in outstanding mortgage loan principal balances, respectively. As a result of this volume of brokerage activity, the Company has access to a wide array of information relating to the mortgage banking industry, including emerging market trends, prevailing market prices, pending regulatory changes, and changes in levels of supply and demand. Consequently, the Company is able to identify certain types of mortgage servicing portfolios that are well suited to its particular servicing platform and unique corporate structure.

    MATRIX FINANCIAL. Matrix Financial Services Corporation ("Matrix Financial") acquires residential mortgage loan servicing rights on a nationwide basis through purchases in the secondary market, services the loans underlying these rights, and originates mortgage loans through its wholesale loan origination network. As of December 31, 1996, Matrix Financial serviced 50,599 borrower accounts representing $2.6 billion in principal balances (including $140.0 million in subservicing for non-affiliates of the Company), the majority of which were seasoned loans having lower principal and higher custodial escrow balances than newly originated mortgage loans. As a servicer of mortgage loans, Matrix Financial is required to establish custodial escrow accounts for the deposit of borrowers' payments, which may include principal, interest, taxes and insurance. These payments are held at Matrix Capital Bank ("Matrix Bank"). At December 31, 1996, the custodial escrow accounts related to the Company's servicing portfolio maintained at Matrix Bank were $27.4 million in the aggregate. For the calendar year 1996, Matrix Financial originated $583.3 million in wholesale mortgage loans through its regional production offices located in Atlanta, Denver, and Phoenix. The loans originated by Matrix Financial on a wholesale basis are typically sold in the secondary market.

    MATRIX BANK. With its main office in Las Cruces, New Mexico and a full service branch in Sun City, Arizona, Matrix Bank serves its local communities by providing a broad range of personal and business depository services, offering residential loans, and providing, on a limited basis, consumer loans and commercial real estate loans. In addition, in January 1997, a branch was established in Evergreen, Colorado that primarily will originate residential real estate construction loans and commercial loans in the Colorado market. Matrix Bank also holds the non-interest bearing custodial escrow deposits related to the residential mortgage loan servicing portfolio serviced by Matrix Financial. These custodial escrow deposits, as well as other traditional deposits, are used to fund bulk purchases of mortgage loan portfolios throughout the United States, a substantial portion of which are subserviced by Matrix Financial following their purchase. As of December 31, 1996, Matrix Bank was deemed to be "well-capitalized" under applicable regulatory standards.

    UNITED SPECIAL SERVICES. United Special Services, Inc. ("USS") provides real estate management and disposition services to financial services companies and financial institutions. In addition to the unaffiliated clients currently served by USS, Matrix Financial uses USS exclusively in handling the disposition of its foreclosed real estate. USS also provides limited collateral valuation opinions to clients, such as the Federal Home Loan Mortgage Corporation ("FHLMC"), that are interested in assessing the value of the collateral underlying mortgage loans, as well as to clients such as Matrix Bank and other third-party mortgage loan buyers evaluating potential bulk purchases of mortgage loans.

        UNITED CAPITAL MARKETS. United Capital Markets, Inc. ("UCM") is a wholly owned subsidiary of the Company, formed in December 1996. UCM will focus on risk management services for institutional clients. It will provide a professional outsourcing alternative to in-house risk management departments or Wall Street derivative products. The focus will be on interest rate and prepayment risk as it relates to specific client objectives. The strategy will include modeling asset risk, setting up and trading individual hedge accounts and mirroring accounting practice and management goals. Although many asset classes will be considered for management and advice, mortgage servicing rights (sometimes referred to herein as MSRs') will be the initial focus. UCM is managed by former senior executives from nationally recognized investment banks and the mortgage banking industry with many years of experience in risk management and hedging strategies. UCM generated no revenues in 1996 and there can be no assurance that its operations will generate significant revenues during 1997 or future years.

        THE VINTAGE GROUP INC. On February 5, 1997 the Company completed its acquisition of The Vintage Group Inc. ("Vintage"). Vintage's subsidiaries, Sterling Trust Company ("Sterling Trust") and First Matrix Investment Services Corp. ("First Matrix") are located in Waco, and Arlington, Texas, respectively. Sterling Trust was incorporated in 1984 as a Texas independent, non-bank trust company specializing in self-directed qualified retirement plans, individual retirement accounts, custodial, and directed trust accounts. As of December 31, 1996, Sterling Trust had in excess of 23,000 accounts with assets under administration of over $1.1 billion. First Matrix is a NASD broker/dealer that provides services to individuals and deferred contribution plans. The purchase price was $11.25 million, which was paid through the issuance of 779,592 shares of common stock of the Company. The transaction was accounted for as a pooling of interests.


BROKERAGE AND CONSULTING SERVICES

        BROKERAGE SERVICES. United Financial operates as a national, full-service mortgage servicing broker. It is capable of analyzing, packaging, marketing and closing servicing portfolio and selected corporate merger and acquisition transactions. United Financial markets its services to all types and sizes of market participants, thereby developing diverse relationships. United Financial has provided brokerage services to each of the following clients during the last 12 months:

   Banc One Mortgage Corporation             Knutson Mortgage
   Bank of America                           Mellon Mortgage Corporation
   Chase Manhattan Mortgage Corporation      NVR Mortgage Finance, Inc.
   First of America Loan Services, Inc.      Principal Residential Mortgage, Inc.
   Firstar Bank                              Resource Bancshares Mortgage Group

    The Company believes that the client relationships developed by United Financial through its national network of contacts with commercial banks, mortgage companies, savings associations, and other institutional investors represent a significant competitive advantage and form the basis for United Financial's national market presence. These contacts also enable United Financial to identify prospective clients for other Subsidiaries and make referrals where appropriate.

    The secondary market for purchasing and selling mortgage servicing rights has become increasingly more active since its inception during the early 1980s. While servicing rights are the primary asset of most mortgage companies, other institutions such as commercial banks and savings associations also build portfolios of mortgage servicing rights, which can serve as significant sources of non-interest income. Most institutions that own mortgage servicing rights have found that careful management of these assets is necessary due to their susceptibility to interest rate cycles, changing prepayment patterns of mortgage loans, and fluctuating earnings rates achieved on custodial escrow balances. With the implementation of FAS 122, which requires companies to capitalize originated mortgage servicing rights, management of mortgage servicing assets has become even more critical. These managerial efforts, combined with interest rate sensitivity of the assets and the growth strategies of market participants, create constantly changing supply and demand and, therefore, price levels in the secondary market for mortgage servicing rights.

    The sale and transfer of mortgage servicing rights occurs in a market that is inefficient and often requires an intermediary to facilitate matching buyers and sellers. Prices are unpublished and closely guarded by market participants, unlike most other major financial secondary markets. This lack of pricing information complicates an already difficult process of differentiating between servicing product types, evaluating regional, economic and socioeconomic trends and predicting the impact of interest rate movements. Due to its significant contacts, United Financial has access to information on the availability of mortgage servicing portfolios and helps bring together interested buyers and sellers.

    CONSULTING AND ANALYTIC SERVICES. The analytics group of United Financial has developed expertise in helping companies implement and, on an ongoing basis, track their FAS 122 valuations and analyses. Expansion into the FAS 122 valuations arena represented a logical progression for United Financial. In connection with the consulting services performed by United Financial on pools of mortgage servicing rights held for sale by United Financial's clients, United Financial performed many of the same types of analyses required by FAS 122. Therefore, United Financial was able to enhance its existing valuation models and create a software program that could be customized to fit its customers' many different needs and unique situations in performing FAS 122 analyses. In addition, United Financial has the infrastructure and management information system capabilities necessary to undertake the complex analyses required by FAS
122. Many of the companies affected by the implementation of FAS 122 have determined to outsource this function to a third party rather than dedicate the resources necessary to develop systems for and perform their own FAS 122 valuations. To provide an additional consulting service to the mortgage banking industry, the Company formed UCM in December 1996. FAS 122 requires that servicing portfolios be valued at lower of cost or market. As a result, the management of the servicing asset has become a critical component to the holders of mortgage servicing rights. Due to the of risk of companies incurring an impairment of their servicing portfolio, the need to hedge has become much more prevalent. UCM will market to many of the same companies as United Financial and will focus its efforts on providing hedging strategies for institutional clients servicing portfolios. Management believes that providing these consulting and analytic services enhances the Company's ability to attract and retain client relationships.

RESIDENTIAL LOAN SERVICING ACTIVITIES

    RESIDENTIAL MORTGAGE LOAN SERVICING. Matrix Financial and Matrix Bank each has its own mortgage servicing portfolio, but the Company conducts its servicing activities exclusively through Matrix Financial. Matrix Bank's mortgage servicing rights are subserviced under a contract with Matrix Financial. At December 31, 1996, Matrix Financial serviced approximately $2.6 billion of mortgage loans, including $424.0 million for Matrix Bank and $140.0 million subserviced for non-affiliates of the Company.

    Servicing mortgage loans involves a contractual right to receive a fee for processing and administering loan payments. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. These payments are held in custodial escrow accounts at Matrix Bank, where the money can be invested by the Company in interest-earning assets at returns that historically have been greater than could be realized by the Company using the custodial escrow deposits as compensating balances to reduce the effective borrowing cost on existing warehouse credit facilities.

    As compensation for its mortgage servicing activities, the Company receives servicing fees usually ranging from 0.25% to 0.75% per annum of the loan balances serviced, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. At December 31, 1996, the Company's weighted average servicing fee was 0.40 %. In the event of a default by the borrower, the Company receives no servicing fees until the default is cured.

    Servicing is provided on mortgage loans on a recourse or nonrecourse basis. The Company's policy is to accept only a limited number of servicing assets on a recourse basis. As of December 31, 1995 and 1996, on the basis of outstanding principal balances only 0.7% and 0.4%, respectively, of the mortgage servicing contracts owned by the Company involved recourse servicing. To the extent that servicing is done on a recourse basis, the Company is exposed to credit risk with respect to the underlying loan in the event of a repurchase. Additionally, many of the nonrecourse mortgage servicing contracts owned by the Company require the Company to advance all or part of the scheduled payments to the owner of the mortgage loan in the event of a default by the borrower. Many owners of mortgage loans also require the servicer to advance insurance premiums and tax payments on schedule even though sufficient escrow funds may not be available. The Company, therefore, must bear the funding costs associated with making such advances. If the delinquent loan does not become current, these advances are typically recovered at the time of the foreclosure sale. Foreclosure expenses are generally not fully reimbursable by the Federal National Mortgage Association ("FNMA"), FHLMC or the Government National Mortgage Association ("GNMA"), for whom the Company provides significant amounts of mortgage loan servicing.

    Mortgage servicing rights represent a contract right to service and not a beneficial ownership interest in underlying mortgage loans. Failure to service the loans in accordance with contract requirements may lead to the termination of the servicing rights and the loss of future servicing fees. To date, there have been no terminations of mortgage servicing rights by any mortgage loan owners because of the Company's failure to service the loans in accordance with its contractual obligations.

    In order to track information on its servicing portfolio, the Company utilizes a data processing system provided by Alltel Information Services, Inc. ("Alltel"), one of the largest mortgage banking service bureaus in the United States. Management believes that this system gives the Company sufficient capacity to support anticipated expansion of its residential mortgage loan servicing portfolio.

    The following table sets forth certain information regarding the composition of the Company's mortgage servicing portfolio (excluding loans subserviced for others) as of the dates indicated:

                                                                    AS OF DECEMBER 31,
                                                      ----------------------------------------------
                                                          1994            1995            1996
                                                      -------------   -------------   --------------
                                                                     (IN THOUSANDS)
FHA--insured/VA guaranteed residential.............   $     28,630    $     37,135      $   318,145
Conventional loans.................................        980,003       1,544,808        2,171,016
Other loans........................................         33,152          14,442           15,875
                                                      ------------    ------------      -----------
    Total mortgage servicing  portfolio............   $  1,041,785    $  1,596,385      $ 2,505,036
                                                      ============    ============      ===========

Fixed rate loans...................................   $    669,933    $  1,073,803      $ 1,986,599
Adjustable rate loans..............................        371,852         522,582          518,437
                                                      ------------    ------------      -----------
    Total mortgage servicing portfolio.............   $  1,041,785    $  1,596,385      $ 2,505,036
                                                      ============    ============      ===========

    The following table shows the delinquency statistics for the mortgage loans serviced by the Company (excluding loans subserviced for others) compared with national average delinquency rates as of the dates presented:

                                                                     AS OF DECEMBER 31,
                            ------------------------------------------------------------------------------------------------------
                                             1994                             1995                              1996
                            --------------------------------  --------------------------------  ----------------------------------
                                                   NATIONAL                           NATIONAL                           NATIONAL
                                  COMPANY         AVERAGE(1)        COMPANY          AVERAGE(2)        COMPANY          AVERAGE(3)
                            ------------------    ----------  -------------------    ---------- ---------------------   ----------
                                    PERCENTAGE                         PERCENTAGE                          PERCENTAGE
                            NUMBER     OF         PERCENTAGE  NUMBER       OF        PERCENTAGE  NUMBER        OF       PERCENTAGE
                               OF   SERVICING        OF         OF      SERVICING        OF         OF      SERVICING        OF
                             LOANS  PORTFOLIO(4)    LOANS     LOANS     PORTFOLIO(4)   LOANS      LOANS    PORTFOLIO(4)    LOANS
                            ------  ------------  ----------  -------  ------------ -----------  -------   ------------ -----------
Loans delinquent for:
  30-59 days..............     648      3.28 %        2.76 %      843       3.37 %      3.07 %     2,607       5.45 %       3.04 %
  60-89 days..............     223      1.13          0.67        195       0.78        0.70         667       1.40         0.71
  90 days and over........     287      1.46          0.74        166       0.67        0.71         684       1.43         0.62
                             -----      ----          ----      -----       ----        ----       -----       ----         ----
  Total delinquencies.....   1,158      5.87 %        4.17 %    1,204       4.82 %      4.48 %     3,958       8.28 %       4.37 %
                             =====      ====          ====      =====       ====        ====       =====       ====         ====
  Foreclosures............     236      1.20 %        0.86 %      277       1.11 %      0.87 %       264        .55 %       1.03 %
----------

(1) Source: Mortgage Bankers Association, "Delinquency Rates of 1- to 4-Unit Residential Mortgage Loans" (Seasonally Adjusted) (March 7, 1995 report).
(2) Source: Mortgage Bankers Association, "Delinquency Rates of 1- to 4-Unit Residential Mortgage Loans" (Seasonally Adjusted) (March 14, 1996 report).
(3) Source: Mortgage Bankers Association, "Delinquency Rates of 1- to 4-Unit Residential Mortgage Loans" (Seasonally Adjusted) (March 6, 1997 report).
(4) Delinquencies and foreclosures generally exceed the national average due to high rates of delinquencies and foreclosures on certain bulk loan and bulk servicing portfolios acquired by the Company at a discount. In the fourth quarter of 1996, the Company acquired a seasoned servicing portfolio which had higher delinquencies primarily in the 30 day category. The higher delinquencies were considered in the pricing of the portfolio.

    During periods of declining interest rates, prepayments of mortgage loans increase as homeowners seek to refinance at lower interest rates, resulting in a decrease in the value of the servicing portfolio. Mortgage loans with higher interest rates are more likely to result in prepayments. The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans (excluding loans subserviced for others), at various mortgage interest rates:

                                                               AS OF DECEMBER 31,
                  ------------------------------------------------------------------------------------------------------------------
                                1994                                  1995                                      1996
                  ---------------------------------- ----------------------------------------   ------------------------------------
                                          PERCENTAGE                              PERCENTAGE                            PERCENTAGE
                  NUMBER    AGGREGATE    OF AGGREGATE    NUMBER      AGGREGATE   OF AGGREGATE    NUMBER   AGGREGATE    OF AGGREGATE
                    OF      PRINCIPAL     PRINCIPAL        OF        PRINCIPAL     PRINCIPAL       OF     PRINCIPAL      PRINCIPAL
  RATE            LOANS     BALANCE       BALANCE        LOANS       BALANCE       BALANCE        LOANS    BALANCE        BALANCE
  ----            ------    ---------    ------------   -------   -------------  ------------   --------  -----------  -------------
                                                      (DOLLARS IN THOUSANDS)
Less than 7.00%.   2,113    $  162,274     15.58  %       2,781     $   218,914      13.71  %     3,545   $   145,720      5.82 %
 7.00%--7.99%...   3,798       204,024     19.58          7,386         576,255      36.10       12,269       726,800     29.01
 8.00%--8.99%...   4,894       261,630     25.11          7,160         442,634      27.73       14,011       838,215     33.46
 9.00%--9.99%...   4,314       200,025     19.20          4,460         191,549      12.00        9,567       413,598     16.51
10.00%--10.99%..   2,179       142,504     13.68          2,005         125,544       7.86        6,322       301,837     12.05
11.00%--11.99%..     756        33,772      3.24            519          24,220       1.52        1,144        45,111      1.80
12.00% and over.   1,667        37,556      3.61            647          17,269       1.08          924        33,755      1.35
                  ------    ----------    -------        ------     -----------     ------       ------   -----------     ------
  Total.........  19,721    $1,041,785    100.00  %      24,958     $ 1,596,385     100.00  %    47,782   $ 2,505,036     100.00 %
                  ======   ===========    =======        ======     ===========     ======       ======   ===========     ======

    Loan administration fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company (excluding loans subserviced for others) as of the dates shown:

                                                   AS OF DECEMBER 31,
                                  ------------------------------------------------
                                                       1994
                                  ------------------------------------------------
                                                                       PERCENTAGE
                                  NUMBER     PERCENTAGE    UNPAID        UNPAID
                                    OF       OF NUMBER    PRINCIPAL     PRINCIPAL
MATURITY                          LOANS      OF LOANS      AMOUNT        AM0UNT
--------                          ------     ---------    ---------   ------------
                                             (DOLLARS IN THOUSANDS)
 1--5 years.....................   2,116       10.73 %    $   43,818        4.21 %
 6--10 years....................   5,538       28.08         125,648       12.06
11--15 years....................   4,131       20.95         155,598       14.94
16--20 years....................   1,529        7.75          92,028        8.83
21--25 years....................   3,989       20.23         322,703       30.98
More than 25
  years.........................   2,418       12.26         301,990       28.98
                                  ------      ------      ----------      ------
  Total.........................  19,721      100.00 %    $1,041,785      100.00 %
                                  ======      ======      ==========      ======

                                                   AS OF DECEMBER 31,
                                  ---------------------------------------------------
                                                        1995
                                  ---------------------------------------------------
                                                                      PERCENTAGE
                                  NUMBER     PERCENTAGE   UNPAID        UNPAID
                                    OF       OF NUMBER   PRINCIPAL     PRINCIPAL
MATURITY                          LOANS      OF LOANS     AMOUNT        AM0UNT
--------                          -------     ---------   -----------  -------------
                                             (DOLLARS IN THOUSANDS)
 1--5 years....................    3,077        12.33 %        60,496      3.79 %
 6--10 years...................    4,898        19.62         118,928      7.45
11--15 years...................    5,263        21.09         302,332     18.94
16--20 years...................    2,608        10.45         168,166     10.53
21--25 years...................    4,880        19.55         472,613     29.61
More than 25
  years........................    4,232        16.96         473,850     29.68
                                  ------       ------     -----------    ------
  Total........................   24,958       100.00 %   $ 1,596,385    100.00
                                  ======       ======     ===========    ======

                                                  AS OF DECEMBER 31,
                                  -------------------------------------------------
                                                         1996
                                  -------------------------------------------------
                                                                         PERCENTAGE
                                  NUMBER     PERCENTAGE      UNPAID       UNPAID
                                    OF       OF NUMBER      PRINCIPAL    PRINCIPAL
MATURITY                          LOANS      OF LOANS        AMOUNT       AM0UNT
--------                          -------     ---------   -----------  ------------
                                             (DOLLARS IN THOUSANDS)
 1--5 years...................     5,020         10.51 %   $   77,136       3.08  %
 6--10 years..................     8,784         18.39        184,629       7.37
11--15 years..................     6,418         13.43        340,282      13.58
16--20 years..................    14,066         29.44        566,862      22.63
21--25 years..................     7,006         14.66        545,336      21.77
More than 25
  years.......................     6,488         13.57        790,791      31.57
                                  ------        ------     ----------     ------
  Total.......................    47,782        100.00 %   $2,505,036     100.00 %
                                  ======        ======     ==========     ======

    The following table sets forth the geographic distribution of the mortgage loans (including delinquencies) serviced by the Company (excluding loans subserviced for others) by state:

                                                  AS OF DECEMBER 31,
                                  ------------------------------------------------
                                                        1994
                                  ------------------------------------------------
                                                          PERCENTAGE   PERCENTAGE
                                                              OF          OF
                                  NUMBER    AGGREGATE      AGGREGATE     TOTAL
                                    OF      PRINCIPAL      PRINCIPAL    DELINQS.
STATE                             LOANS      BALANCE        BALANCE    BY STATE(1)
-----                             -----   -----------     ----------  ------------
                                           (DOLLARS IN THOUSANDS)
CA(2)..........................    2,822   $   343,135      32.94 %      29.24 %
TX(2)..........................      945        25,721       2.47         6.64
NY.............................      943        36,831       3.54         7.49
MD.............................    1,828       104,384      10.02         4.80
AZ.............................    4,132       145,980      14.01         7.49
MA.............................      353        21,625       2.08         3.53
Other(3).......................    8,698       364,109      34.94        40.81
                                  ------   -----------     ------        -----
Total..........................   19,721   $ 1,041,785     100.00 %     100.00 %
                                  ======   ===========     ======       ======


                                                     AS OF DECEMBER 31,
                                  -----------------------------------------------------
                                                          1995
                                  -----------------------------------------------------
                                                            PERCENTAGE     PERCENTAGE
                                                                OF            OF
                                     NUMBER    AGGREGATE     AGGREGATE      TOTAL
                                       OF      PRINCIPAL     PRINCIPAL     DELINQS.
STATE                                LOANS      BALANCE       BALANCE       BY STATE(1)
-----                                -----     ---------    ----------    ------------
                                               (DOLLARS IN THOUSANDS)
CA(2)..........................       4,948    $   533,590      33.42 %      39.04 %
TX(2)..........................       4,291        265,242      16.62         7.31
NY.............................         532         32,620       2.04         3.49
MD.............................       1,628         93,495       5.86         4.65
AZ.............................       3,787        139,038       8.71         7.89
MA.............................         890         83,593       5.24         2.82
Other(3).......................       8,882        448,807      28.11        34.80
                                     ------    -----------    -------       ------
Total..........................      24,958    $ 1,596,385     100.00 %     100.00 %
                                     ======    ===========    =======       ======

                                                 AS OF DECEMBER 31,
                                  -----------------------------------------------
                                                      1996
                                  -----------------------------------------------
                                                         PERCENTAGE   PERCENTAGE
                                                             OF           OF
                                  NUMBER     AGGREGATE  AGGREGATE       TOTAL
                                    OF       PRINCIPAL  PRINCIPAL      DELINQS.
STATE                             LOANS       BALANCE    BALANCE      BY STATE(1)
-----                             -----     ------------ ----------  ------------
                                              (DOLLARS IN THOUSANDS)
CA(2).........................      6,971   $   680,075     27.15 %     14.60%
TX(2).........................     12,257       410,892     16.40       37.34
NY............................      2,396       214,228      8.55        3.87
MD............................      2,415       133,298      5.32        2.17
AZ............................      3,265       128,251      5.12        4.17
MA............................        953        81,170      3.24        1.37
Other(3)......................     19,525       857,122     34.22       36.48
                                   ------   -----------    ------      ------
Total.........................     47,782   $ 2,505,036    100.00 %    100.00 %
                                   ======   ===========    ======      ======

--------------
(1) In terms of number of loans outstanding.
(2) The concentration in California and Texas does not reflect a business strategy of the Company but rather the pursuit of specific opportunities.
(3) No other state accounted for greater than 5.0%, based on aggregate principal balances, of the Company's mortgage loan servicing portfolio as of December 31, 1996.

    ACQUISITION OF SERVICING RIGHTS. The Company acquires substantially all of its mortgage servicing rights in the secondary market. The secondary market for purchasing and selling mortgage servicing rights is inefficient in several respects, including the lack of a centralized exchange for conducting trading, the lack of definitive market prices, and the lack of conformity in modeling assumptions. The industry expertise of United Financial's and Matrix Financial's employees allows the Company to capitalize upon these inefficiencies when acquiring mortgage servicing rights. Prior to completing any such acquisition, the Company analyzes a wide range of characteristics of each portfolio considered for purchase. This analysis includes projecting revenues and expenses and reviewing geographic distribution, interest rate distribution, loan-to-value ratios, outstanding balances, delinquency history, and other pertinent statistics. Due diligence is performed either by Matrix Financial's employees or a designated independent contractor on a representative sample of the mortgages involved. The purchase price is based on the present value of the expected future cash flow, calculated by using a discount rate and loan prepayment assumptions that management considers to be appropriate to reflect the risk associated with the investment.

    SERVICING SALES. The Company periodically sells its purchased mortgage servicing portfolios and generally sells all of its originated mortgage loan servicing rights. Such sales increase revenue, as reflected in loan origination income and gain on sale of servicing, and generate cash at the time of sale, but reduce future servicing fee income. Originated mortgage servicing rights were sold on a bulk and flow basis on loans having an aggregate principal amount of $89.0 million and $303.3 million during the years ended December 31, 1995 and 1996, respectively. Periodically, the Company may also sell purchased mortgage servicing rights to restructure its portfolio or generate revenues. Purchased mortgage servicing rights were sold on loans having an aggregate principal amount of $31.8 million and $646.0 million during the years ended December 31, 1995 and 1996, for net gains of $1.2 million and $3.2 million, respectively.

    The Company anticipates that it will continue to adhere to its policy of selling substantially all of its originated mortgage servicing rights. The Company also may sell purchased mortgage servicing rights. Management intends to base decisions regarding future mortgage servicing sales upon the Company's cash requirements, purchasing opportunities, capital needs, earnings and the market price for mortgage servicing rights. During a quarter in which a sale occurs, reported income will tend to be greater than if such sale had not occurred during that quarter. Prices obtained for mortgage servicing rights vary depending on servicing fee rates, anticipated prepayment rates, average loan balances, remaining time to maturity, servicing costs, custodial escrow balances, delinquency and foreclosure experience, and purchasers' required rates of return.

    In the ordinary course of selling mortgage servicing rights, the Company, in accordance with industry standards, makes certain representations and warranties to purchasers of mortgage servicing rights. If a loan defaults when there has been a breach of representations or warranties and the Company has no third-party recourse, the Company may become liable for the unpaid principal and interest on defaulted loans. In such a case, the Company may be required to repurchase the mortgage loan and bear any subsequent loss on the loan. In connection with any purchases by the Company of mortgage servicing rights, the Company also is exposed to liability to the extent that an originator or seller of the servicing rights is unable to honor its representations and warranties. During 1995 and 1996, the Company recognized losses of $205,000 and $150,000 respectively, on loan repurchases resulting from a particular servicing portfolio purchased by the Company. The Company does not anticipate any additional material losses with respect to this or any other servicing portfolio due to breaches of representations and warranties; however, there can be no assurance that the Company will not experience such losses.

PURCHASE AND SALE OF BULK LOAN PORTFOLIOS

    LOAN PURCHASES. In addition to its traditional mortgage loan origination and servicing-related activities, the Company makes bulk purchases of mortgage loans through Matrix Bank. The Company believes that its structure provides advantages over its competitors in the purchase of bulk mortgage loan packages. United Financial, through its networking within the mortgage banking industry, is able to refer to Matrix Bank mortgage banking companies that are interested in selling mortgage loan portfolios. The direct contacts reduce the number of portfolios that must be purchased through competitive bid situations, thereby reducing the cost associated with the acquisition of bulk mortgage loan portfolios.

    Because the Company services mortgage loans for more than 200 private investors, including banks, savings associations, and insurance companies, it is presented with opportunities to purchase the underlying mortgages. In many cases, the mortgage loans increase in value solely due to the increased liquidity provided by uniting ownership of the mortgage servicing rights with the underlying mortgage loans. As servicer, Matrix Financial possesses information about the quality and performance history related to each of these loans, and, in many cases, the Company acts as custodian for the legal and credit documents on the underlying loans. With such information available, the Company is in a position to negotiate advantageous pricing on loans, which provides the Company an opportunity to resell the mortgage loans at a higher price (an "arbitrage" opportunity). Controlling ownership of the mortgage servicing and the underlying mortgage loan provides the Company maximum arbitrage opportunity in a sale. During the years ended December 31, 1995 and 1996, the Company made bulk purchases of approximately $91.8 million and $159.0 million in mortgage loans, respectively.

    TYPES OF LOANS PURCHASED. The Company reviews many loan portfolios for prospective acquisition. The Company primarily focuses on acquiring seasoned first lien priority loans secured primarily by one-to-four single family residential properties valued at less than $350,000. The purchased loan portfolios typically include both fixed and adjustable rate mortgage loans. Mortgage loan portfolios are purchased from various sellers who, in some cases, have originated the loans; but in most cases such sellers have acquired the loan portfolios in bulk purchases.

    The Company considers several factors prior to the purchase. Among others, the Company considers the product type, the current loan balance, the current interest rate environment, the seasoning of the mortgage loans, payment histories, geographic location of the underlying collateral, price, the current liquidity of the Company, and the product mix in its existing mortgage loan portfolio.

    In many cases, the mortgage loan portfolios that the Company acquires are purchased at a discount to par. Some of the loans in these portfolios are considered performing loans that have had payment problems in the past or have had document deficiencies. These types of portfolios afford the Company an arbitrage opportunity if the purchase discount on such portfolios accurately reflects the additional risks associated with purchasing these types of loans. Loan document deficiencies are identified in the due diligence process and, to the extent practical, are cured by the Company prior to reselling the loans. The Company also analyzes the payment history on each mortgage loan portfolio. Many prior problems may be a result of inefficient servicing or may be attributable to several servicing transfers of the loans over a short period of time. Because many considerations may impact pricing or yield, each loan package evaluated is priced based on the specific underlying loan characteristics. The Company purchased fewer loan portfolios at a discount in 1996 versus historical levels. The higher prices paid in 1996 resulted primarily from the Company acquiring loan portfolios believed to have better payment histories and fewer document deficiencies on average.

    DUE DILIGENCE. The Company performs comprehensive due diligence on each mortgage loan portfolio that the Company desires to purchase on a bulk basis. These procedures consist of analyzing a representative sample of the mortgage loans in the portfolio and are typically performed by Company employees, but occasionally are outsourced to third party contractors. The underwriter takes into account many factors in analyzing the sample of mortgage loans in the subject portfolio, including the general economic conditions in the geographic area or areas in which the underlying residential properties are situated, the loan-to-value ratios on the underlying loans, the payment histories of the borrowers, and other pertinent statistics. In addition, the underwriter attempts to verify that each sample loan conforms to the standards for loan documentation set by FNMA and FHLMC and, in cases where a significant portion of the sample loans contains non-conforming documentation, the Company assesses the additional risk involved in purchasing such loans. Once the underwriting and due diligence process is complete, the Company categorizes each loan pool into one of four categories. This process helps the Company determine whether the mortgage loan portfolio meets the Company's investment criteria and, if it does, the range of pricing that the Company feels is appropriate.

    LOAN SALES. Substantially all of the mortgage loans in the Company's loan portfolio are classified as held for sale. The Company continually monitors the secondary market for purchases and sales of mortgage loan portfolios and typically undertakes a sale of a particular loan portfolio held by the Company in an attempt to "match" an anticipated bulk purchase of a particular mortgage loan portfolio or to generate current period earnings and cash flow. To the extent that the Company is unsuccessful in matching its purchases and sales of mortgage loans, the Company may have excess capital at Matrix Bank, resulting in less than optimum leverage and capital ratios. During the years ended December 31, 1995 and 1996, the Company made bulk sales of approximately $70.2 million and $79.0 million in loans, for gains on sale of bulk mortgage loans of $3.3 million and $3.4 million, respectively.

RESIDENTIAL MORTGAGE LOAN ORIGINATION

    WHOLESALE ORIGINATIONS. The Company originates residential mortgage loans primarily on a wholesale basis through Matrix Financial. For the years ended December 31, 1995 and 1996, Matrix Financial originated a total of $388.9 million and $583.3 million in wholesale residential mortgage loans, respectively.

    Matrix Financial's source of mortgage loan originations is its wholesale division, which originates mortgage loans through approved independent mortgage loan brokers that qualify to participate in Matrix Financial's program through a formal application process that includes an analysis of the broker's financial condition and sample loan files, as well as the broker's reputation, general lending expertise and references. As of December 31, 1996, Matrix Financial had approved relationships with approximately 500 mortgage loan brokers. From Matrix Financial's offices in Atlanta, Denver and Phoenix, the sales staff solicit mortgage loan brokers throughout the Southeastern and Rocky Mountain areas of the United States for loan packages that meet Matrix Financial's criteria. Mortgage loans submitted by brokers are funded after being underwritten by Matrix Financial.

    Mortgage loan brokers act as intermediaries between borrowers and Matrix Financial in arranging mortgage loans. Matrix Financial, as an approved FNMA, FHLMC and GNMA seller/servicer, provides such brokers access to the secondary market for the sale of mortgage loans that they otherwise cannot access because they do not meet the applicable seller/servicer net worth requirements. Matrix Financial attracts and maintains relationships with mortgage loan brokers by offering a variety of services and products.

    By concentrating on wholesale mortgage banking services through independent mortgage loan brokers, Matrix Financial is able to originate mortgage loans in a cost-effective manner. Historically, retail mortgage loan origination has involved higher fixed overhead costs such as offices, furniture, computer equipment and telephones, as well as additional personnel costs such as sales representatives and loan processors. By limiting the number of offices and personnel needed to generate business, Matrix Financial has transferred the overhead burden of mortgage origination to the independent mortgage loan brokers that originate the loans. As a result, Matrix Financial can match its origination costs more directly to loan origination volume so that a substantial portion of its costs are variable rather than fixed.

    In June 1996, the Company implemented a program to supplement its product offerings made through its wholesale loan origination networks by adding products tailored to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources. The borrowers who need this type of loan product often have impaired or unsubstantiated credit histories and/or unverifiable income and require or seek a high degree of personalized services and swift response to their loan applications. As a result, these borrowers generally are not averse to paying higher interest rates that the Company will charge for this loan product type as compared with the interest rates charged by conventional lending sources. The Company has established classifications with respect to the credit profiles of these borrowers. The classifications range from A-minus through D depending upon a number of factors, including the borrower's credit history and employment status. To date, the operations of the B/C Lending Division have not been material to those of the Company.

    RETAIL ORIGINATIONS. On a limited basis, and primarily in order to serve the communities in which it operates, Matrix Bank originates residential loans on a retail basis through its branches in Las Cruces, New Mexico and Sun City, Arizona. In early 1997, the Bank opened a lending branch in Evergreen, Colorado, which is anticipated to increase the amount of Matrix Bank's retail originations. This location will primarily originate residential construction loans and some commercial loans in the local market place. It is anticipated that the construction loans will be converted to permanent mortgage loans and funded through Matrix Bank. The retail loans originated by Matrix Bank consist of a broad range of residential (both at fixed and at adjustable rates) and consumer loan products and on a more limited basis, consumer loan products and commercial real estate loans.

    QUALITY CONTROL. The Company has a loan quality control process designed to ensure sound lending practices and compliance with FNMA, FHLMC, and applicable private investor guidelines. Prior to funding any wholesale or retail loan, the Company performs a pre-funding quality control audit that consists of the verification of a borrower's credit and employment and utilizes a detailed checklist. Subsequent to funding, the Company on a monthly basis selects 10% of all closed loans for a detailed audit conducted by its own personnel or a third-party service provider. The quality control process entails performing a complete underwriting review and independent reverification of all employment information, tax returns, source of down payment funds, bank accounts, and credit. Furthermore, 10% of the audited loans are chosen for an independent field review and standard factual credit report. All discovered deficiencies in these audits are reported to senior management of the Company to determine trends and additional training needs. All resolvable issues are addressed and cured by the Company. Any loans that fail to meet applicable investment criteria of an investor are reported to such investor, which could result in a requirement by the investor for the Company to repurchase the loan. The Company also performs a quality control audit on all early payment defaults, first payment defaults, and 60-day delinquent loans; the findings are reported to the appropriate investor and/or senior management.

    SALE OF LOAN ORIGINATIONS. The Company generally sells the loans that it originates. In the future, however, it is anticipated that Matrix Bank will hold for investment certain mortgage loans that it has originated. Under ongoing programs established with FNMA and FHLMC, conforming conventional loans may be sold on a cash basis or pooled by the Company and exchanged for securities guaranteed by FNMA or FHLMC. These securities are then sold by Matrix Financial and Matrix Bank to national or regional broker/dealers. Mortgage loans sold to FNMA or FHLMC are sold on a nonrecourse basis so that foreclosure losses are generally borne by FNMA or FHLMC and not by the Company.

    The Company also sells nonconforming mortgage loans on a nonrecourse basis to other secondary market investors. These loans are typically first lien mortgage loans that do not meet all of the agencies' underwriting guidelines, and are originated instead for other institutional investors with whom the Company has previously negotiated purchase commitments, and for which the Company occasionally pays a fee. This practice would also apply to the sale of residential mortgage loans originated through the Company's B/C Lending Division.

    The Company sells mortgage loans on a servicing-retained or servicing-released basis. Certain purchasers of mortgage loans require that the loan be sold to them servicing released. In all other cases the decision is left to the Company. Generally, the Company sells conforming loans on a servicing-retained basis and nonconforming loans on a servicing-released basis. See "--Residential Loan Servicing Activities."

    In connection with the Company's mortgage loan originations and sales, the Company makes customary representations and warranties, similar in nature and scope to those provided in connection with sales of mortgage servicing rights. To date, they have not resulted in any significant repurchases of loans by the Company or any pending or threatened claims by the purchasers against the Company. However, there can be no assurance that losses will not occur in the future due to the representations and warranties issued.

    The sale of mortgage loans may generate a gain or loss for the Company. Gains or losses result primarily from two factors. First, the Company may make a loan to a borrower at a price that is higher or lower than it would receive if it immediately sold the loan in the secondary market. These price differences occur primarily as a result of competitive pricing conditions in the primary loan origination market. Second, gains or losses may result from the changes in interest rates that result in changes in the market value of the mortgage loans from the time that the price commitment is given to the borrower until the time that the mortgage loan is sold to the investor.

    In order to hedge against the interest rate risk resulting from these timing differences, the Company historically has committed to sell all closed originated mortgage loans held for sale and a portion of the mortgage loans that are not yet closed but for which the interest rate has been established ("pipeline loans"). The Company adjusts its net commitment position daily either by entering into new commitments to sell or by buying back commitments to sell depending upon its projection of the portion of the pipeline loans that it expects to close. These projections are based on numerous factors, including changes in interest rates and general economic trends. The accuracy of the underlying assumptions bears directly upon the effectiveness of the Company's use of forward commitments and subsequent profitability. At December 31, 1995, the Company had approximately $93.1 million in pipeline and funded loans offset with mandatory forward commitments of approximately $64.7 million and non-mandatory forward commitments of approximately $15.3 million. At, December 31, 1996, the Company had approximately $62.6 million in pipeline and funded loans offset with mandatory forward commitments of approximately $49.1 million and non-mandatory forward commitments of approximately $8.1 million. The inherent value of the forward commitments is considered in the determination of the lower of cost or market in valuing the Company's pipeline and funded loans at any given time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Results of Operations for the Years Ended December 31, 1996 and 1995--Loan Origination."

REAL ESTATE MANAGEMENT AND DISPOSITION SERVICES

    USS, which began operations in June 1995, provides real estate management and disposition services to customers across the United States. In addition to the unaffiliated clients currently served by USS, Matrix Financial uses USS exclusively in handling the disposition of its foreclosed real estate. Having USS provide this service as opposed to Matrix Financial transforms the disposition process into a revenue generator for the Company, since USS typically collects a fee of 1% of the value of the foreclosed real estate from the real estate broker involved in the sale transaction. USS is able to provide this disposition service on an outsourced basis and at no additional cost to the mortgage loan servicer, since USS collects its fee from the real estate broker. USS is able to pass the cost of the disposition on to the real estate broker because of the volume it generates. In addition, USS provides limited collateral valuation opinions to clients such as FHLMC who are interested in assessing the value of the underlying collateral on non-performing mortgage loans, as well as to clients such as Matrix Bank and other third-party mortgage loan originators and buyers interested in evaluating potential bulk purchase of mortgage loans. To date, the operations of USS have not been material to those of the Company.

SAVINGS BANK ACTIVITIES

    With branches in Las Cruces, New Mexico and Sun City, Arizona, Matrix Bank serves its local communities by providing a broad range of personal and business depository services, offering residential and consumer loans and providing, on a more limited basis, commercial real estate loans. In May 1996, a subsidiary of Matrix Bank, Sterling Finance Co., Inc. ("Sterling"), purchased substantially all of the assets of a Denver-based originator and seller of sub-prime automobile retail installment sales contracts. On December 31, 1996, Matrix Bank sold the fixed assets of Sterling Finance Co., Inc. to a third party buyer and ceased operations. In conjunction with contractual obligations associated with selling loans into the secondary market, Matrix Bank repurchased approximately $2.5 million of installment loans and repossessed automobiles that Sterling sold to outside investors. These assets will be disposed of or serviced under the direction of Matrix Bank. In January 1997, a loan production branch was established in Evergreen, Colorado that will primarily originate residential real estate construction loans and commercial loans in the Colorado market. For a discussion of the depository services offered by Matrix Bank, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." For a discussion of the historical loan portfolio of the Company, including that of Matrix Bank, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Lending Activities."

SELF-DIRECTED TRUST ACTIVITIES

    Sterling Trust provides services for self-directed individual retirement accounts, qualified business retirement plans, personal custodial accounts, and a variety of corporate trust and escrow arrangements. Sterling Trust actively markets its services on a nationwide basis to the financial services industry, specifically broker/dealers, registered representatives, insurance agents, tax professionals, financial planners and advisors, and investment product sponsors. At December 31, 1996, Sterling Trust Co. was administering assets in excess of $1.1 billion. Historically, approximately 6% to 8% of the assets under administration are maintained in money market accounts. Sterling retains no discretion with respect to the investment of trust assets, and executes no investment transaction until so instructed by the client or the client's designated representative. In February 1997, Sterling Trust Co. moved approximately $80.0 million of money market balances from a third party institution to Matrix Capital Bank.

COMPETITION

    The industries in which the Company competes are highly competitive. The Company competes for the acquisition of mortgage loan servicing rights and bulk loan portfolios mainly with mortgage companies, savings associations, commercial banks, and other institutional investors. The Company believes that it has competed successfully for the acquisition of mortgage loan servicing rights and bulk loan portfolios by relying on the advantages provided by its unique corporate structure and the secondary marketing expertise of the employees in each Subsidiary.

    Competition in mortgage loan and mortgage servicing rights brokerage and consulting arises mainly from other mortgage banking consulting firms, national and regional investment banking companies, and accounting firms. Management believes that the distinction among market participants is based primarily on customer service. United Financial competes for its brokerage and consulting activities by recruiting qualified and experienced sales people, by developing innovative sales techniques, by providing financing opportunities to its customers through its affiliation with Matrix Bank, and by seeking to provide a higher level of service than is furnished by its competitors.

    Competition in originating mortgage loans arises mainly from other mortgage companies, savings associations, and commercial banks. The distinction among market participants is based primarily on price and, to a lesser extent, the quality of customer service and name recognition. Aggressive pricing policies of the Company's competitors, especially during a declining period of mortgage loan originations, could in the future result in a decrease in the Company's mortgage loan origination volume and/or a decrease in the profitability of the Company's loan originations, thereby reducing the Company's revenues and net income. The Company competes for loans by offering competitive interest rates and product types, and by seeking to provide a higher level of personal service to mortgage brokers and borrowers than is furnished by competitors. However, the Company does not have a significant market share of the lending markets in which it conducts operations.

    Management believes that Matrix Bank's most direct competition for deposits comes from local financial institutions. The distinction among market participants is based primarily on price and, to a lesser extent, the quality of customer service and name recognition. Matrix Bank's cost of funds fluctuates with general market interest rates. During certain interest rate environments, additional significant competition for deposits may be expected from corporate and governmental debt securities, as well as money market mutual funds. Matrix Bank competes for conventional deposits by emphasizing quality of service, extensive product lines, and competitive pricing.

    Sterling Trust faces considerable competition in all of the services and products which it offers. The main competition comes from the other self-directed trust companies. However, Sterling Trust also faces competition from other trust companies and trust divisions of other financial institutions. Sterling's niche has been, and will continue to be providing high quality customer service and servicing niche retirement products. In an effort to increase market share, Sterling Trust will endeavor to provide superior service, expand its marketing efforts, provide competitive pricing, and continue to diversify its product mix.

EMPLOYEES

    At December 31, 1996, the Company had 192 employees. Management believes that its relations with its employees are good. Neither Matrix Capital nor any of the Subsidiaries is a party to any collective bargaining agreement.

REGULATION AND SUPERVISION

    Set forth below is a brief description of various laws and regulations affecting the operations of the Company. The description of laws and regulations contained herein does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business, operations and prospects of the Company.

    MATRIX CAPITAL. The Company is a unitary thrift holding company within the meaning of the Home Owners' Loan Act of 1933, as amended ("HOLA"). As such, Matrix Capital has registered with the OTS and is subject to OTS regulation, examination, supervision and reporting requirements. In addition, the OTS has enforcement authority over Matrix Capital and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to Matrix Bank. In addition, Matrix Bank must notify the OTS at least 30 days before making any distribution to Matrix Capital.

    As a unitary thrift holding company, Matrix Capital generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that Matrix Bank continues to be a "qualified thrift lender" under HOLA ("QTL"). Upon any nonsupervisory acquisition by Matrix Capital of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by OTS, Matrix Capital would become a multiple thrift holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. HOLA limits the activities of a multiple thrift holding company and its uninsured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation.

    Legislation has been proposed that would impose limits on the nonbanking activities of companies that acquire savings associations. It is anticipated that Matrix Capital's holding company status would be "grandfathered" under such legislation, but there can be no assurance that Matrix Capital would be exempt from such limits. Furthermore, any available grandfathering might not continue to be available to Matrix Capital as a result of a possible merger of the federal regulatory agencies. Several proposals have been introduced in Congress over a number of years with increasing frequency and interest in such a merger. If the OTS and Office of the Comptroller of the Currency were merged, as one proposal would require, the federal thrift charter would actually be eliminated. If adopted, such a proposal would require that Matrix Bank become a national bank and would subject it to regulation as such. One effect of such a requirement would be that Matrix Capital could not engage in activities not permitted for national banks. In addition, the ability to branch interstate would become subject to the restrictions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle Act"). Accordingly, any out-of-state branches of Matrix Bank in existence upon the effectiveness of such a proposal that are not permissible under the Riegle Act and, if not grandfathered, could be required to be divested. There are also some benefits to such a charter conversion. For example, Matrix Bank would not, under regulations currently applicable to national banks, be subject to the QTL test.

    MORTGAGE BANKING OPERATIONS. The rules and regulations applicable to the Company's mortgage banking operations establish underwriting guidelines that, among other things, include anti-discrimination provisions, require provisions for inspections, appraisals, and credit reports on prospective borrowers and fix maximum loan amounts. Moreover, lenders, such as the Company, are required annually to submit to the HUD, FNMA and FHLMC audited financial statements, and each regulatory entity maintains its own financial guidelines for determining net worth and eligibility requirements. The Company's affairs are also subject to examination by HUD, FNMA and FHLMC at any time to assure compliance with the applicable regulations, policies and procedures. Mortgage loan origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act of 1974, as amended, and the regulations promulgated thereunder that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.

    Additionally, there are various state and local laws and regulations affecting the Company's operations. The Company is licensed in those states in which it does business requiring such a license where the failure to be licensed would have a material adverse effect on the Company, its business or assets. Conventional mortgage operations also may be subject to state usury statutes.

        FEDERAL SAVINGS BANK OPERATIONS. Matrix Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering authority and primary regulator, and by the FDIC, which insures its deposits up to applicable limits. Such regulation and supervision (i) establishes a comprehensive framework of activities in which Matrix Bank can engage (ii) limits the ability of Matrix Bank to extend credit to any given borrower, (iii) imposes specified liquidity requirements, (iv) specifically restricts the transactions in which Matrix Bank may engage with its affiliates, (v) requires Matrix Bank to meet a "Qualified Thrift Lender" test that imposes a level of portfolio assets in which Matrix Bank must invest (primarily residential mortgages and related investments, (vi) places limitations on capital distributions by savings associations such as Matrix Bank, including cash dividends, (vii) imposes assessments to the OTS to fund its operations, (viii) establishes a continuing and affirmative obligation, consistent with Matrix Bank's safe and sound operation, to help meet the credit needs of the entire community, including low and moderate income neighborhoods, (ix) requires Matrix Bank to maintain certain non-interest bearing reserves against its transaction account, (x) establishes various capital categories resulting in various levels of regulatory scrutiny applied to the institutions in a particular category, and
(xi) establishes standards for safety and soundness. The regulatory structure is designed primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material impact on the Bank and its operations.

    Insurance of Accounts and Regulation by the FDIC. Matrix Bank is a member of the SAIF, which is administered by the FDIC. Savings deposits are insured up to $100,000 per insured member (as defined by law and regulation) by the FDIC. Such insurance is backed by the full faith and credit of the United States. As insurer, the FDIC imposes deposit insurance assessments and is authorized to conduct examinations of and to require reporting by the FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the FDIC. The FDIC also may initiate enforcement actions against savings associations and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

    FDICIA required the FDIC to implement a risk-based deposit insurance assessment system. Pursuant to this requirement, the FDIC has adopted a risk-based assessment system under which all SAIF insured depository associations are placed into one of nine categories and assessed insurance assessments based upon their level of capital and supervisory evaluation. Under this system, associations classified as well capitalized and considered healthy pay the lowest assessment while associations that are less than adequately capitalized and considered of substantial supervisory concern pay the highest assessment. In addition, under FDICIA, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. The FDIC may increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. Matrix Bank's current assessment is .064% of deposits, which is the lowest rate.

    By contrast, financial institutions that are members of the Bank Insurance Fund ("BIF"), which has higher reserves, experienced lower deposit insurance assessments. The disparity in deposit insurance assessments between SAIF and BIF members was exacerbated by the statutory requirement that both the SAIF and the BIF funds be recapitalized to a 1.25% reserved deposits ratio and that a portion of most thrift's deposit insurance assessments be used to service bonds issued by the Financial Corporation ("FICO"). BIF reached the required reserve ratio in 1995. As a result, financial institutions that have deposits insured by the SAIF were subject to a potential competitive disadvantage as compared to BIF members.

    To address this rate disparity, on September 30, 1996, the President signed legislation intended to enable SAIF to reach the designated reserve ratio. The legislation provides for a one-time special assessment of .657% to be imposed upon all SAIF deposits as of March 31, 1995. Based on the company's SAIF deposits as of March 31, 1995, the cost of the one-time special assessment was approximately $450,000 (pre-tax). This amount was accrued in the third quarter of 1996 and paid in the fourth quarter of 1996.

    The legislation also provides for BIF members to service a growing portion of the FICO bond payments. Until January 1, 2000, annual assessments of .013% of BIF deposits and .064% of SAIF deposits will service the annual payments due on the FICO bonds. Accordingly, Matrix Bank's portion of the payment on the FICO bonds is .064% of the deposits. The legislation provides for subsequent full pro rata sharing of FICO bond payments by BIF and SAIF institutions. The legislation called for a merger of the SAIF and BIF as of January 1, 1999, but only if the thrift charter has been eliminated.

    The financing corporations created by FIRREA and the Competitive Equality Banking Act of 1987 are also empowered to assess premiums on savings associations to help fund the liquidation or sale of troubled associations. Such premiums cannot, however, exceed the amount of SAIF assessments and are paid in lieu thereof.

    MATRIX BANK'S CAPITAL RATIOS. The following table indicates Matrix Bank's regulatory capital ratios at December 31, 1996:

                                                                            AS OF
                                                                       DECEMBER 31, 1996
                                                                   -------------------------
                                                                     CORE          RISK-BASED
                                                                    CAPITAL        CAPITAL
                                                                   ----------      ---------
                                                                     (DOLLARS IN THOUSANDS)
 Shareholder's equity/GAAP capital.....................             $  11,367      $  11,367
 Additional capital items:
     General valuation allowances......................                    --          1,039
                                                                     ----------     ----------
 Regulatory capital as reported to the OTS.............                11,367         12,406
 Minimum capital requirement as reported to the OTS....                 7,875          8,979
                                                                     ----------     ----------
 Regulatory capital--excess.............................            $   3,492      $   3,427
                                                                     ==========     ==========
 Capital ratios........................................                  5.77  %       11.05  %
 Well-capitalized requirement..........................                  5.00  %       10.00  %

    FEDERAL HOME LOAN BANK SYSTEM. Matrix Bank is a member of the Federal Home Loan Bank ("FHLB") system, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member associations and administers the home financing credit function of savings associations. FHLB advances must be secured by specified types of collateral and may only be obtained for the purpose of providing funds for residential housing finance. The FHLB funds its operations primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. Matrix Bank, as a member of the FHLB system, must acquire and hold shares of capital stock in FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. Matrix Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1996 of $2.9 million.

    REGULATION OF SUB-PRIME AUTOMOBILE LENDING. On December 31, 1996, Matrix Bank sold the assets of Sterling to a third party buyer. However, during the time that Matrix Bank owned Sterling, it purchased approximately $18.5 million automobile retail installment contracts and sold them into the secondary market, subject to certain recourse provisions. In conjunction with the contractual obligations associated with those sales, Matrix Bank had, as of December 31, 1996, repurchased approximately $2.5 million of installment loans and repossessed automobiles that Sterling sold to outside investors. Matrix Bank bears the risk of additional repurchases subject to certain terms and conditions of the various sale agreements which are primarily restricted to fraud. The loans will be disposed of or serviced under the direction of Matrix Bank. The automobile lending activities are subject to various federal and state laws and regulations. Consumer lending laws generally require licensing of the lender and purchasers of loans and adequate disclosure of loan terms and impose limitations on the terms of consumer loans and on collection policies and creditor remedies. Federal consumer credit statutes primarily require disclosures of credit terms in consumer finance transactions. In general, the Company's sub-prime automobile lending activities were conducted under licenses issued by individual states and were also subject to the provisions of the federal Consumer Credit Protection Act and its related regulations. Due to the consumer-oriented nature of the industry in which Sterling operated and uncertainties with respect to the application of various laws and regulations in certain circumstances, industry participants are named from time to time as defendants in litigation involving alleged violations of federal and state consumer lending or other similar laws and regulations. A significant judgment against Sterling in connection with any litigation could have a material adverse affect on the Company's financial condition and results of operations. In addition, if it were determined that a material number of loans purchased by Sterling involved violations of applicable lending laws or fraudulent actions by the automobile dealers, the Company's financial condition and results of operations could be materially adversely affected.

    REGULATION OF STERLING TRUST COMPANY. Sterling Trust Company provides custodial services and directed (nondiscretionary) trustee services. Sterling Trust was chartered under the laws of the State of Texas as a Texas trust company is subject to supervision, regulation and examination by the Texas Department of Banking.

ITEM 2.  PROPERTIES

    The executive and administrative offices of the Company, United Financial and USS are located at 1380 Lawrence Street, Suite 1410, Denver, Colorado 80204. The lease on these premises extends through January 1999 and the current annual rent is approximately $120,000. The Company also owns a building in Phoenix, that houses the majority of Matrix Financial's operations. This building was purchased by the Company in 1994 and is subject to third party mortgage indebtedness. See Note 4 to the Consolidated Financial Statements included elsewhere herein. The Company utilizes approximately 18,000 of the 30,000 square feet in this building, and the balance is leased to an affiliated company at current market rates. The Company also leases two smaller office facilities in Atlanta and Denver, where Matrix Financial conducts its wholesale loan origination activities.

    Matrix Bank owns an approximately 30,000 square foot building in Las Cruces, New Mexico. Of this 30,000 square feet, approximately 9,200 square feet serve as the headquarters for Matrix Bank. Substantially all of the remaining footage is rented to unaffiliated third-party tenants at market rates. Matrix Bank also owns a newly opened 1,800 square foot detached branch in Las Cruces and an approximately 3,000 square foot branch in Sun City, Arizona. In January, 1997, Matrix Bank opened an approximately 1,500 square foot loan origination branch in Evergreen, Colorado. The lease on the Evergreen property provides for a one-year term at an annual cost of $24,000.

    Sterling Trust occupies approximately 11,300 square feet in Waco, Texas, under a lease agreement that is in place until June 30, 2001, at a monthly rent payment of $13,553. The lease agreement provides for renewal options and allocation of certain expenses the lessee would reimburse over a specified amount during the life of the lease.

    First Matrix is located in Arlington, Texas and operates in a 1,446 square foot office suite. The current lease requires a monthly payment of $1,265 and matures on April 30, 1997. A 24 month renewal option is available at current market rates which the Company anticipates renewing.

    The Company believes that all of its present facilities are adequate for its current needs and that additional space is available for future expansion upon acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS

    Matrix Financial is a defendant in two lawsuits, Limper v. Matrix Financial Services Corporation (Court of Common Pleas, Ottawa County, Ohio, January 29,
1996), and Mogavero v. Matrix Financial Services Corporation (United States District Court for the District of Massachusetts, June 17, 1996) that purport to cover a nationwide class of plaintiffs and involve similar facts and legal claims. In both cases, the plaintiffs allege that Matrix Financial breached the terms of plaintiffs' promissory notes and mortgages by imposing certain fax and payoff statement fees at the time the plaintiffs prepaid their loans. The plaintiffs claim that such fees constitute unauthorized charges in violation of the terms of the notes, and demand restitution and attorneys' fees. In addition, the plaintiffs in Mogavero seek treble damages for Matrix Financial's alleged violation of 18 U.S.C. ss.1964.

    Matrix Financial has entered into an agreement, which is subject to court approval, to settle the Limper action and the Mogavero action. The settlement agreement provides for the administration of the settlement in the Limper action and the dismissal of the Mogavero action. Accordingly, a settlement order of dismissal was entered in the Mogavero action on November 13, 1996.

    The Court in the Limper action granted preliminary approval of the settlement in January 1997. Accordingly, as provided by the settlement agreement, Matrix Financial established a settlement fund of $640,000. The costs of notice and class administration, attorneys' fees, and recovery to class members are all to come from the settlement fund. Notice to class members was mailed in January 1997 and published in February 1997. The final approval hearing for the settlement is scheduled for April 10, 1997. The Company established a reserve in the third quarter of 1996 to account for this contingency.

    The Company is involved from time to time in routine litigation incidental to its business. However, other than described above, the Company believes that it is not a party to any material pending litigation that, if decided adversely to the Company, would have a significant adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock, $.0001 par value ("Common Stock"), is traded on the Nasdaq National Market under the symbol "MTXC." The initial public offering of Common Stock occurred on October 18, 1996.

                                                                       1996
                                                                ------------------
                                                                  High       Low
                                                                --------   -------
         Fourth Quarter (beginning October 18, 1996)             $ 15.88   $ 10.00

        On March 4, 1997, the closing price of the Common Stock was $13.50 per share. Also as of that date the approximate number of holders of record of the Company's Common Stock was 76. This number does not include beneficial owners who hold their shares in a depository trust in "street" name.

    Since its organization in June 1993, the Company has not paid any dividends on its Common Stock, except for an aggregate of $88,000 in dividends paid to the shareholders of the Company in 1993. The Company expects that it will retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. Any future determination as to dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of the Company and such other factors as the Board of Directors may deem relevant. Under the terms of the Company's 13% Senior Subordinated Notes issued in August 1995 (the "13% Senior Subordinated Notes") and the Company's bank stock loan issued in March 1997, the Company's ability to pay cash dividends to its shareholders is limited. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." In addition, the ability of Matrix Financial and Matrix Bank to pay dividends to the Company may be restricted in certain instances, including covenants under Matrix Financial's existing warehouse facilities and certain other debt covenants of the Company.

    During 1996, the Company issued the following unregistered securities in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. In October 1996, the Company granted options exercisable for a total of 10,000 shares of Common Stock to the two nonemployee directors of the Company, 5,000 shares of Common Stock to an advisory director of the Company, 75,000 shares of Common Stock to three executive officers of the Company, and 39,600 shares of Common Stock to various non-executive employees of the Company. All such options are exercisable at $10.00 per share, which was the fair market value of the Common Stock on the date of grant of such options. The Company also issued warrants exercisable for an aggregate of 75,000 shares of its common stock to its primary underwriters upon the closing of the Company's initial public offering. The warrants are excercisable from time to time during the four years after the one year anniversary of their date of grant, and are not transferable during the first year after their grant. The exercise price of the shares of common stock underlying such warrant is $12.00 per share.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

           SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

    The selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 AS OF AND FOR THE
                                                              YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------------------------------------------------
                                          1992              1993(1)             1994                1995              1996
                                      --------------     -------------     --------------      --------------    ----------------
OPERATING DATA
Net interest income (loss) before
provision for loan and
valuation losses....................    $      (554)       $       944       $      3,989        $      3,536      $       6,002
Provision for loan and valuation
 losses.............................             --                15                216                 401                143
                                            --------         ---------          ---------           ---------         ----------
Net interest income (loss) after
 provision for loan and valuation
 losses.............................          (554)               929              3,773               3,135              5,859
                                            --------         ---------          ---------           ---------         ----------
Non-interest income:
  Loan administration...............         6,025              6,427              6,926               7,749              8,827
  Brokerage.........................         1,842              2,132              4,017               4,787              4,364
  Gain on sale of loans.............           546              2,361              1,590               3,272              3,369
  Gain on sale of mortgage
   servicing rights.................           348                 38                684               1,164              3,232
  Loan origination(2)...............            --                221              1,294               2,069              1,561
  Other.............................           186                466                487                 781              1,118
                                            --------         ---------          ---------           ---------         ----------
    Total non-interest income.......         8,947             11,645             14,998              19,822             22,471
Non-interest expense................         8,281             10,464             14,279              17,136             22,951
                                            --------         ---------          ---------           ---------         ----------
Income before income taxes..........           112              2,110              4,492               5,821              5,379
Income taxes(3).....................            --                404              1,846               2,260              2,106
                                            --------         ---------          ---------           ---------         ----------
Net income..........................   $       112        $     1,706       $      2,646        $      3,561      $       3,273 (4)
                                            ========         =========          =========           =========         ==========
Net income per common and common
equivalent share(5).................                                        $        .71        $        .91      $         .76
Pro forma net income(6).............   $        67        $     1,266
Pro forma net income per common and
common equivalent share(6)..........   $       .02        $       .35
Weighted average common and common
 equivalent shares outstanding......     3,442,501          3,596,251          3,750,001           3,927,629          4,297,448
Cash dividends......................   $        --        $        88        $        --         $        --       $         --

BALANCE SHEET DATA
Total assets........................   $     10,140       $    95,747        $   112,051         $   184,732       $    272,863
Total loans (excluding allowance
for loan and valuation losses)......           497             77,034             90,068             147,608            213,400
Allowance for loan and valuation
 losses.............................             --               538                728                 943              1,039
Nonperforming loans(7)..............             --               853              3,314               5,538              3,903
Mortgage servicing rights...........         6,200              1,818              6,183              13,817             23,680
Foreclosed real estate(7)...........            69                726                543                 835                788
Deposits............................             --            45,517             41,910              48,877             90,179
Custodial escrow balances...........             --            31,794             24,687              27,011             37,881
FHLB borrowings.....................             --                --             14,600              19,000             51,250
Borrowed money......................         5,347              8,791             18,438              65,093             42,431
Total shareholders' equity..........         1,369              3,030              5,676               9,338             30,802

OPERATING RATIOS AND OTHER SELECTED
DATA
Return on average assets(8)........            1.13 %            4.98 %             2.69 %              2.38 %             1.57 %
Return on average equity(8)........            7.73             88.44              58.49               51.38              24.90
Average equity to average assets(8)           14.57              5.63               4.60                4.63               6.29
Net interest margin(8)(9)..........              --              4.15               4.63                2.81               3.43
Operating efficiency ratio(10).....           98.67             83.22              76.07               74.64              81.01
Total amount of loans purchased....    $         --       $    32,231        $    80,048         $    91,774       $    159,015
Balance of owned servicing
portfolio (end of period)..........    $    855,506       $ 1,007,286        $ 1,041,785         $ 1,596,385       $  2,505,036
Wholesale loan origination volume..    $         --       $   126,200        $   183,130         $   388,937       $    583,279

                                                                    AS OF AND FOR THE
                                                                 YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------------
                                          1992         1993(1)       1994           1995         1996
                                        --------     ---------     ---------      ---------    ----------
LOAN PERFORMANCE RATIOS
Nonperforming loans/total loans(7).....     -- %        1.11 %        3.68 %         3.75 %        1.83 %
Nonperforming assets/total assets(7)...     --          1.65          3.44           3.45          1.90
Net loan charge offs/average
 loans(8)..............................     --          0.18          0.03           0.15          0.03
Allowance for loan and valuation
 losses/total loans(11)................     --          0.70          0.81           0.64          0.49
Allowance for loan and valuation
 losses/nonperforming loans(11)........     --         63.07         21.97          17.03         26.62
----------

 (1) The Company acquired all of the outstanding capital stock of Matrix Bank on September 23, 1993. The operations of Matrix Bank have been included in the consolidated operations of the Company from the date of acquisition.

 (2) On January 1, 1995, the Company adopted FAS 122. Since FAS 122 prohibits retroactive application, the historical accounting results for 1995 and 1996 are not directly comparable to the results for prior periods.

 (3) Prior to the formation of Matrix Capital in June 1993, Matrix Financial and United Financial had elected for certain periods to be taxed under the provisions of subchapter "s" of the Code and accordingly did not pay income taxes on their respective earnings; instead the shareholders of Matrix Financial and United Financial were liable for such taxes. As a result, there is no income tax provision for earnings during the periods in which subchapter "s" treatment had been elected.

 (4) See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Results of Operations for the Years Ended December 31, 1996 and 1995--Loan Origination Income" for a discussion of the impact on net income of a secondary marketing loss incurred in March 1996.

 (5) Net income per common and common equivalent share is based on the weighted average number of common shares outstanding during each period and the dilutive effect, if any, of stock options and warrants outstanding. There are no other dilutive securities.

 (6) Pro forma net income and pro forma net income per share are presented for periods in which the Company was not a taxable entity as a result of its subchapter "s" election. The pro forma net income assumes an effective tax rate of 40%. Pro forma net income per share is computed by dividing pro forma net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the year.

 (7) See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Nonperforming Assets" for a discussion of the impact of certain bulk purchases of mortgage loan portfolios on the level of nonperforming loans and foreclosed real estate, and the effect of repurchasing sub-prime automobile loans.

 (8) Calculations are based on average daily balances where available and monthly averages otherwise.

 (9) Net interest margin has been calculated by dividing net interest income before loan and valuation loss provision by average interest-earning assets.

(10) The operating efficiency ratio has been calculated by dividing non-interest expense by operating income (net interest income plus non-interest income).

(11) The allowance for loan and valuation losses does not include a $600,000 liability reserve account to cover potential losses associated with sub-prime auto loans repurchased by Matrix Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Nonperforming Assets".

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

        The following management's discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the preceding "Selected Consolidated Financial and Operating Information." Additionally, the Company's Consolidated Financial Statements and the Notes thereto, as well as other data included herein, should be read and analyzed in combination with the analysis below.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND
1995

        NET INCOME; RETURN ON AVERAGE EQUITY. Net income decreased $288,000, or 8.1%, to $3.3 million for the year ended December 31, 1996 as compared to $3.6 million for the year ended December 31, 1995. Return on average equity decreased to 24.9% for the year ended December 31, 1996 as compared to 51.4% for the year ended December 31, 1995.

The decrease in return on average equity was primarily due to the Company's policy of retaining all of its earning, the issuance of 2,012,500 shares of additional stock in the fourth quarter, the one time expense for the SAIF capitalization, the first quarter secondary marketing loss, the reserve for the probable settlement of certain outstanding litigation and the recourse losses related to the sub-prime autos repurchased at Sterling. See "--Loan Origination" for a discussion of the secondary marketing loss. See "--Asset Liability Management--Nonperforming Assets" for a discussion of the loss relating to the disposition of Sterling.

        NET INTEREST INCOME. Net interest income before provision for loan and valuation losses increased $2.5 million, or 69.7%, to $6.0 million for the year ended December 31, 1996, as compared to $3.5 million for the year ended December 31, 1995. The increase for the year ended December 31, 1996 was attributable to the increase in the Company's yield on interest earning assets, which increased to 9.42% for the year ended December 31, 1996, as compared to 8.52% for the year ended December 31, 1995, and a decrease in the cost of interest-bearing liabilities, which decreased to 6.59% for the year ended December 31, 1996, as compared to 7.14% for the year ended December 31, 1995. The increase in the Company's yield on interest-earning assets was primarily attributable to an increase in the yield on the Company's adjustable rate loan portfolio, the amortization and payoffs of loans which had significant discounts, and the origination of higher yielding consumer loans. The decrease in the cost of interest-bearing liabilities was attributable to the lower cost of borrowed funds. The Company's net interest margin increased to 3.43% for the year ended December 31, 1996, as compared to 2.81% for the year ended December 31, 1995. The Company's average interest-earning assets increased $49.2 million, or 39.1%, to $175.1 million for the year ended December 31, 1996, as compared to $125.9 million for the year ended December 31, 1995. This increase was attributable primarily to the increase in the size of the Company's loan portfolio held for sale. For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

        PROVISION FOR LOAN AND VALUATION LOSSES. Provision for loan and valuation losses decreased $258,000, or 64.3%, to $143,000 for the year ended December 31, 1996 as compared to $401,000 for the year ended December 31, 1995. This decrease was primarily attributable to the improvement in the portion of the Company's residential loan portfolio classified as non-accrual. For a discussion of the Company's allowance for loan and valuation losses as it relates to nonperforming assets, see "--Asset and Liability Management-Nonperforming Assets."

        LOAN ADMINISTRATION. Loan administration fees increased $1.1 million, or 13.9%, to $8.8 million for the year ended December 31, 1996, as compared to $7.7 million for the year ended December 31, 1995. This increase was primarily attributable to the increase in the average outstanding principal balance underlying the Company's mortgage servicing rights portfolio for the year ended December 31, 1996, as compared to the year ended December 31, 1995. Loan administration fees are affected by factors that include the size of the Company's residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections, and the amount of ancillary fees collected. The mortgage loan servicing portfolio owned increased by $908.7 million, or 56.9%, to $2.5 billion for the year ended December 31, 1996, as compared to $1.6 billion for the year ended December 31, 1995, with the majority of the increase occurring in the fourth quarter of 1996.

        BROKERAGE FEES. Brokerage fees decreased $423,000, or 8.8%, to $4.4 million for the year ended December 31, 1996, as compared to $4.8 million for the year ended December 31, 1995. This decrease is a direct result of the amount of the residential mortgage servicing portfolios brokered by United Financial. The balance of residential mortgage servicing portfolios brokered by United Financial, in terms of aggregate unpaid principal balances on the underlying loans, decreased $6.2 billion, or 19.0%, to $26.4 billion the year ended December 31, 1996, as compared to $32.6 billion for the year ended December 31, 1995. The decrease was primarily due to the amount of servicing brokered in the first quarter of 1996 as mortgage banking firms and financial institutions deferred servicing sales pending their review of the impact of FAS 122 on their portfolios.

        GAIN ON SALE OF LOANS AND MORTGAGE BACKED SECURITIES. Gain on the sale of loans and mortgage backed securities increased $97,000, or 3.0%, to $3.4 million the year ended December 31, 1996, as compared to $3.3 million for the year ended December 31, 1995. Gain on sale of loans can fluctuate significantly from quarter to quarter and from year to year based on a variety of factors, such as the current interest rate environment, the supply of loan portfolios in the market, the mix of loan portfolios available in the market, the type of loan portfolios the Company purchases, and the particular loan portfolios the Company elects to sell. The Company's strategy has been and will continue to be to match its purchases and sales while managing its desired growth.

        GAIN ON SALE OF MORTGAGE SERVICING RIGHTS. Gain on the sale of mortgage servicing rights increased $2.0 million, or 177.7%, to $3.2 million for the year ended December 31, 1996, as compared to $1.2 million for the year ended December 31, 1995. In terms of aggregate outstanding principal balances of mortgage loans underlying such servicing rights, the Company sold $646.0 million in purchased mortgage servicing rights for the year ended December 31, 1996 as compared to $31.8 million for the year ended December 31, 1995. A portion of the servicing rights sold in 1996 pertained to mortgage servicing portfolios that the Company combined with the related loan participation interests, and then sold as one asset. The servicing portfolio sold in 1995 consisted of loans with non-standard payment accrual methodologies, including the Rule of 78's and daily simple interest accruals, and were secured by second liens. The sales in 1996 were consummated primarily to generate additional cash flow in order to acquire more desirable residential servicing portfolios and to generate revenues.

        LOAN ORIGINATION. Loan origination income decreased $508,000, or 24.6%, to $1.6 million for the year ended December 31, 1996, as compared to $2.1 million for the year ended December 31, 1995, even though the Company experienced an increase in wholesale residential mortgage loan production of $194.4 million, or 50.0%, to $583.3 million for the year ended December 31, 1996, as compared to $388.9 million for the year ended December 31, 1995. This decrease was primarily attributable to a $1.9 million secondary marketing loss that occurred in March 1996. The secondary marketing loss was attributable to the failure of a former officer of Matrix Financial to adhere to the established hedging policies. As a result, certain closed loans were not adequately hedged which resulted in a $1.9 million loss when interest rates increased dramatically in March 1996, thereby causing the funded loans and pipeline commitments to decline in market value. Had the policies been followed, the Company would still have recognized a loss, albeit significantly smaller, since it is difficult for the Company to be completely hedged when interest rates rapidly and significantly change. The Company has implemented several management and reporting changes to help ensure that the hedging policies established by Matrix Financial's board of directors are adhered to so as to mitigate secondary losses in volatile interest rate markets. Loan origination income includes all mortgage loan fees, secondary marketing activity on new loan originations, servicing release premiums on new originations sold, net of outside origination costs.

        NONINTEREST EXPENSE. Noninterest expense increased $5.8 million, or 33.9% to $23.0 million for the year ended December 31, 1996, as compared to $17.1 million for the year ended December 31, 1995. This increase was primarily due to the one time SAIF assessment of $450,000 (pre-tax), reserve for the probable settlement of certain outstanding litigation, expenses related to new operating subsidiaries and expenses related to the operating loss and recourse losses on sub-prime automobile installment contracts sold by Sterling and the ceasing of its operations in December 1996. The following table details the major components of noninterest expense for the periods indicated:

                                                                                YEAR ENDED
                                                                               DECEMBER 31,
                                                                           ---------------------
                                                                              1995       1996
                                                                           ---------- ----------
                                                                             (IN THOUSANDS)
    Compensation and employee benefits .................................    $  8,586   $ 10,604
    Amortization of mortgage servicing rights ..........................       1,817      2,432
    Occupancy and equipment.............................................       1,124      1,415
    Professional fees...................................................         660        468
    Data processing.....................................................         529        604
    Other...............................................................       4,420      7,428
                                                                             -------    -------
        Total...........................................................    $ 17,136   $ 22,951
                                                                             =======    =======

        Compensation and employee benefits increased $2.0 million, or 23.5% to $10.6 million for the year ended December 31, 1996, as compared to $8.6 million for the year ended December 31, 1995. This increase was the result of the expansion of the Company's business lines in 1996, including the opening of two new branches of Matrix Bank, the formation of two new operating subsidiaries, and the increased amount of wholesale mortgage loan originations (i.e., employees in the mortgage loan origination area are typically compensated on a commission basis). The Company had an increase of 29 employees, or 17.8%, to 192 employees at year end December 31, 1996, as compared to 163 employees at year end December 31, 1995. The Company also employed an additional 20 employees during portions of 1996 at Sterling.

        Amortization of mortgage servicing rights increased $615,000, or 33.8%, to $2.4 million for the year ended December 31, 1996, as compared to $1.8 million for the year ended December 31, 1995. Amortization of mortgage servicing rights fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio.

        The remainder of noninterest expense, which includes occupancy and equipment expenses, professional fees, data processing costs and other expenses increased $3.2 million, or 47.3%, to $9.9 million for the year ended December 31, 1996, as compared to $6.7 million for the year ended December 31, 1995. The increase was primarily attributable to the one-time SAIF assessment, the reserve for the probable settlement of certain outstanding litigation, expansion of both existing and new business lines, the formation of two operating subsidiaries, the opening of two bank branches, and the recourse losses on automobile installment contracts sold by Sterling and the ceasing of operations in December 1996.

        PROVISION FOR INCOME TAXES. Provision for income taxes decreased $154,000, or 6.8%, to $2.1 million for the year ended December 31, 1996, as compared to $2.3 million for the year ended December 31, 1995. The decrease was due to the decline in pre-tax income. The two periods had comparable effective income tax rates of 39.2% and 38.8% respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND
1994

    NET INCOME; RETURN ON AVERAGE EQUITY. Net income increased $915,000, or 34.6%, to $3.6 million for the year ended December 31, 1995, as compared to $2.6 million for the year ended December 31, 1994. Return on average equity decreased to 51.4% for the year ended December 31, 1995, as compared to 58.5% for the year ended December 31, 1994. The decrease in return on average equity was primarily due to the Company's policy of retaining all of its earnings, which increased the Company's equity base.

    NET INTEREST INCOME. Net interest income before provision for loan and valuation losses decreased $453,000, or 11.4%, to $3.5 million for the year ended December 31, 1995, as compared to $4.0 million for the year ended December 31, 1994. The decrease for the year ended December 31, 1995 was attributable primarily to the increase in the Company's cost of interest-bearing liabilities, which increased to 7.14% for the year ended December 31, 1995, as compared to 5.16% for the year ended December 31, 1994. The increase in the cost of interest-bearing liabilities was primarily related to borrowings used to fund the increase in the mortgage loan originations. The Company's mortgage loan originations are funded through borrowings based on short-term interest rates. The interest rate spread between short-term interest rates and long-term interest rates generally was lower during the year ended December 31, 1995, as compared to the year ended December 31, 1994. The decrease occurred primarily because the cost of interest-bearing liabilities increased more rapidly than the yield on interest-earning assets. The effect of smaller spreads between long-term interest rates and short-term interest rates means generally that the Company earns less net interest income on its wholesale mortgage loan originations which, in turn, reduces its net interest margin (net interest income before provision for loan losses divided by average interest-earning assets). The Company's net interest margin decreased to 2.81% for the year ended December 31, 1995, as compared to 4.63% for the year ended December 31, 1994. The effect of the lower interest rate margin was partially offset by an increase in the Company's average interest-earning assets. The Company's average interest-earning assets increased $39.8 million, or 46.3%, to $125.9 million for the year ended December 31, 1995, as compared to $86.1 million for the year ended December 31, 1994. This increase was attributable primarily to the increase in the size of the Company's loan portfolio held for sale. For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

    PROVISION FOR LOAN AND VALUATION LOSSES. The provision for loan and valuation losses increased $185,000, or 85.6%, to $401,000 for the year ended December 31, 1995, as compared to $216,000 for the year ended December 31, 1994. This increase was attributable primarily to the corresponding increase in the size of the Company's loan portfolio. For a discussion of the Company's allowance for loan and valuation losses as it relates to nonperforming assets, see "--Asset and Liability Management--Nonperforming Assets."

    LOAN ADMINISTRATION. Loan administration fees increased $823,000, or 11.9%, to $7.7 million for the year ended December 31, 1995, as compared to $6.9 million for the year ended December 31, 1994. This increase was attributable primarily to the increase in the average outstanding principal balance underlying the Company's mortgage servicing rights portfolio for the year ended December 31, 1995, as compared to the year ended December 31, 1994.

    BROKERAGE FEES. Brokerage fees increased $770,000, or 19.2%, to $4.8 million for the year ended December 31, 1995, as compared to $4.0 million for the year ended December 31, 1994. The increase was primarily attributable to an increase in the volume of residential mortgage servicing portfolios brokered by United Financial. The balance of residential mortgage servicing portfolios brokered by United Financial, in terms of aggregate unpaid principal balances on the underlying loans, increased $3.7 billion, or 12.8%, to $32.6 billion for the year ended December 31, 1995, as compared to $28.9 billion for the year ended December 31, 1994.

    GAIN ON SALE OF LOANS AND MORTGAGE-BACKED SECURITIES. Gain on sale of mortgage loans and mortgage-backed securities increased by $1.7 million, or 105.8%, to $3.3 million for the year ended December 31, 1995, as compared to $1.6 million for the year ended December 31, 1994. The increase was attributable primarily to the type of loan portfolios that the Company purchased during 1995. The Company's strategy has been and will continue to be to match its purchases and sales while managing its desired growth. Therefore, the increase of $1.7 million in gain on loan sales was attributable to the Company's loan purchases, which affect the mix, and to a limited extent the amount of the loan portfolios that the Company sold.

    GAIN ON SALE OF MORTGAGE SERVICING RIGHTS. Gain on sale of mortgage servicing rights increased $480,000, or 70.2%, to $1.2 million for the year ended December 31, 1995, as compared to $684,000 for the year ended December 31, 1994. This increase resulted primarily from one particular sale of mortgage servicing rights with aggregate unpaid principal balances of $16.2 million, resulting in a gain of $1.0 million. The servicing portfolio sold consisted of loans with non-standard payment accrual methodologies, including the Rule of 78s and daily simple interest accruals, and were secured by second liens. The sale allowed the Company to deploy the cash generated to purchase new servicing portfolios considered by the Company to be more conforming in nature and, thereby, enhance the efficiencies of the Company's servicing operations.

    LOAN ORIGINATION. Loan origination income increased $775,000, or 59.9%, to $2.1 million for the year ended December 31, 1995, as compared to $1.3 million for the year ended December 31, 1994. The increase of $775,000 was primarily the result of the increase in new loan origination volume experienced by Matrix Financial during 1995. The new loan origination volume increased $205.8 million, or 112.4%, to $388.9 million for the year ended December 31, 1995, as compared to $183.1 million for the year ended December 31, 1994.

    NONINTEREST EXPENSE. Noninterest expense increased $2.8 million, or 20.0%, to $17.1 million for the year ended December 31, 1995, as compared to $14.3 million for the year ended December 31, 1994. This increase was primarily a result of the continued expansion and diversification of the Company's operations during 1995. The following table details the major components of noninterest expense for the periods indicated:

                                                                                YEAR ENDED
                                                                               DECEMBER 31,
                                                                           ---------------------
                                                                              1994       1995
                                                                           ---------- ----------
                                                                             (IN THOUSANDS)
    Compensation and employee benefits...................................   $  7,719  $  8,586
    Amortization of mortgage servicing rights............................      1,185     1,817
    Occupancy and equipment..............................................      1,067     1,124
    Professional fees....................................................        485       660
    Data processing......................................................        492       529
    Other................................................................      3,331     4,420
                                                                             -------   -------
        Total............................................................   $ 14,279  $ 17,136
                                                                             =======   =======

    Compensation and employee benefits increased $867,000, or 11.2%, to $8.6 million for the year ended December 31, 1995, as compared to $7.7 million for the year ended December 31, 1994. The majority of the increase was directly related to the increase in the brokerage volume at United Financial and the loan origination volume at Matrix Financial. The majority of employees engaged in these activities are paid on a commission basis. The brokerage volume increased $3.7 billion, or 12.8%, and the loan originations increased $205.8 million, or 112.4%, resulting in an increase in compensation of approximately $800,000. The remainder of the increase is attributable to the Company's development and expansion of both existing and new business lines during 1995, which also resulted in the expansion of the Company's employee base. The Company had a total of 163 employees at December 31, 1995, as compared to 153 at December 31, 1994.

    Amortization of mortgage servicing rights increased $632,000, or 53.3%, to $1.8 million for the year ended December 31, 1995, as compared to $1.2 million for the year ended December 31, 1994. This increase was due to the growth in the Company's average outstanding balance of servicing rights, but was partially offset by the slower rate of prepayments experienced during the year ended December 31, 1995, as compared to the year ended December 31, 1994.

    The remaining non-interest expense, including occupancy and equipment expenses, professional fees, data processing costs, and other expenses, such as telephone, postage, advertising and insurance, increased $1.3 million, or 25.3%, to $6.7 million for the year ended December 31, 1995, as compared to $5.4 million for the year ended December 31, 1994. The increase was the result of the development and expansion of both existing and new business lines.

    PROVISIONS FOR INCOME TAXES. Provisions for income taxes increased $414,000, or 22.4%, to $2.3 million for the year ended December 31, 1995, as compared to $1.8 million for the year ended December 31, 1994. The increase was due to the increase in pre-tax income. The two periods had comparable effective tax rates of 39% and 41%, respectively.

AVERAGE BALANCE SHEET

    The following table sets forth for the periods and as of the dates indicated information regarding the Company's average balances of assets and liabilities as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Ratio, yield and rate information are based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

                                                                        YEAR ENDED DECEMBER 31,
                                   -----------------------------------------------------------------------------------------------
                                               1994                              1995                             1996
                                   ----------------------------     -----------------------------    -----------------------------
                                     AVERAGE            AVERAGE       AVERAGE             AVERAGE      AVERAGE             AVERAGE
                                     BALANCE  INTEREST    RATE        BALANCE   INTEREST    RATE       BALANCE   INTEREST    RATE
                                   ---------- --------  -------     ----------- --------  -------    ----------- --------  -------
                                                                       (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:.
  Loans receivable, net of
   discounts.....................$    79,393 $   6,681     8.42 %   $ 121,206   $ 10,412     8.59 %   $ 162,648  $ 15,733     9.67 %
  Mortgage-backed securities.....         --       --        --           --         --        --         4,653       351     7.54
  Interest-earning deposits......      5,974       299     5.01         3,381        232     6.86         5,191       255     4.91
  FHLB stock.....................        716        35     4.89         1,321         86     6.51         2,585       153     5.92
                                     --------    ------  -------     ---------   --------   ------     ---------  --------  -------
   Total interest-earning assets.     86,083     7,015     8.15       125,908     10,730     8.52       175,077    16,492     9.42
Noninterest earning assets:
  Cash...........................      1,618                            2,046                             2,543
  Allowance for loan and
   valuation losses..............       (690)                            (836)                             (964)
  Premises and equipment.........      3,639                            4,909                             6,540
  Other assets...................      7,624                           17,611                            25,704
                                     --------                        ---------                         ---------
   Total noninterest-earning
    assets.......................     12,191                           23,730                            33,823
                                     --------                        ---------                         ---------
   Total assets..................$    98,274                        $ 149,638                         $ 208,900
                                     ========                        =========                         =========
LIABILITIES AND SHAREHOLDERS'
 EQUITY
Interest-bearing liabilities:
  Passbook accounts..............$     2,788        72     2.58     $   2,394         85     3.55     $   2,389        82      3.45
  Money market and negotiable
   order of withdrawal
   ("NOW") accounts..............      9,481       271     2.86         8,320        292     3.51        11,964       468      3.91
  Certificates of deposit........     29,273     1,138     3.89        33,332      1,807     5.42        54,824     3,210      5.85
  FHLB borrowings................      3,071       213     6.94        17,662      1,113     6.30        35,838     2,039      5.69
  Borrowed money.................     14,008     1,332     9.51        39,021      3,897     9.98        54,171     4,691      8.66
                                     --------    ------  -------     ---------   --------   ------     ---------  --------   -------
   Total interest-bearing
    liabilities..................     58,621     3,026     5.16       100,729      7,194     7.14       159,186    10,490      6.59
                                     --------    ------  -------     ---------   --------   ------     ---------  --------   -------
Noninterest-bearing liabilities:
  Demand deposits (including
   custodial escrow balances)....     30,559                           35,794                            27,934
  Other liabilities..............      4,570                            6,184                             8,633
                                     --------                        ---------                         ---------

  Total noninterest bearing
   liabilities...................     35,129                           41,978                            36,567
  Shareholders' equity...........      4,524                            6,931                            13,147
                                     --------                        ---------                         ---------
   Total liabilities and
    shareholders' equity.........$    98,274                        $ 149,638                         $ 208,900
                                     ========                        =========                         =========
Net interest income before
 provision for loan
 and valuation losses............            $   3,989                          $  3,536                         $  6,002
                                                 ======                           =======                          =======
Interest rate spread.............                          2.99 %                            1.38 %                           2.83 %
                                                         =======                           ======                           ======
Net interest margin..............                          4.63 %                            2.81 %                           3.43 %
                                                         =======                           ======                           ======
Ratio of average
 interest-earning assets to
 average interest-bearing
 liabilities.....................                         146.8 %                          125.00 %                         109.98 %
                                                         =======                           ======                           ======

ANALYSIS OF CHANGES IN NET INTEREST INCOME DUE TO CHANGES IN INTEREST RATES AND VOLUMES

    The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                            YEAR ENDED                        YEAR ENDED
                                                           DECEMBER 31,                      DECEMBER 31,
                                                           1995 VS 1994                      1996 VS 1995
                                                   -------------------------------  ---------------------------------
                                                        INCREASE (DECREASE)               INCREASE (DECREASE)
                                                         DUE TO CHANGE IN                  DUE TO CHANGE IN
                                                   -------------------------------  ---------------------------------
                                                     VOLUME      RATE       TOTAL     VOLUME       RATE       TOTAL
                                                   ---------- ---------- ---------  --------- ----------  -----------
                                                                          (IN THOUSANDS)
Interest-earning assets:
  Loans receivable, net of discounts...........     $ 3,519    $    212    $  3,731   $ 3,561    $ 1,760    $  5,321
  Mortgage-backed securities...................          --          --          --        --        351         351
  Interest-earning deposits....................        (130)         63         (67)      124       (101)         23
  FHLB stock...................................          30          21          51        82        (15)         67
                                                    -------     -------    --------    ------    -------    --------
    Total interest-earning assets..............       3,419         296       3,715     3,767      1,995       5,762
                                                    -------     -------    --------    ------    -------    --------
Interest-bearing liabilities:
  Passbook accounts............................         (10)         23          13        --         (3)         (3)
  Money market and NOW accounts................         (33)         54          21       128         48         176
  Certificates of deposit......................         158         512         670     1,165        238       1,403
  FHLB advances................................       1,012        (112)        900     1,145       (219)        926
  Borrowed money...............................       2,378         186       2,564     1,513       (719)        794
                                                    -------     -------    --------    ------    -------    --------
    Total interest-bearing liabilities.........       3,505         663       4,168     3,951       (655)      3,296
                                                    -------     -------    --------    ------    -------    --------
Change in net interest income before
provision for loan and valuation losses........    $    (86)    $  (367)     $ (453)  $  (184)   $ 2,650    $  2,466
                                                   ========     =======    ========   =======    =======    ========

ASSET AND LIABILITY MANAGEMENT

    GENERAL. The Company structures its operations to derive the majority of its revenues and earnings from noninterest income. However, a portion of the Company's revenues and net income is derived from net interest income and, accordingly, the Company strives to manage its interest-earning assets and interest-bearing liabilities to generate what management believes to be an appropriate contribution from net interest income. Asset and liability management seeks to control the volatility of the Company's performance due to changes in interest rates. The Company constantly attempts to achieve an appropriate relationship between rate sensitive assets and rate sensitive liabilities. The Company has responded to interest rate volatility by developing and implementing asset and liability management strategies designed to increase its noninterest income and improve the match between interest-earning assets and interest-bearing liabilities. These strategies include:

    . Utilizing mortgage servicing rights as a source of noninterest income and as a countermeasure against the decline in the value of mortgage loans during a rising interest rate environment. Increases in interest rates tend to increase the value of mortgage servicing rights because of the resulting decrease in prepayment rates on the underlying loans;

    . Increasing the noninterest bearing custodial escrow balances related to the Company's mortgage servicing rights;

    . Increasing focus on lines of business that are less interest rate sensitive, such as brokerage activities, consulting services, self-directed trust services, and real estate disposition;

    . Maintaining a wholesale loan origination operation. Wholesale originations provide a form of hedge against the balance of mortgage loan servicing rights. In a decreasing interest rate environment, the value of the servicing portfolio tends to decrease due to increased prepayments of the underlying loans. During this same period, however, the volume of loan originations generally increases;

     . Originating and purchasing adjustable rate mortgages and selling newly originated fixed rate residential mortgages in the secondary market;

     . Increasing emphasis on the origination of construction and commercial real estate lending, which tend to have higher interest rates with shorter loan maturities than residential mortgage loans;

     . Increasing retail deposits, which are less susceptible to changes in interest rates than other funding sources; and

     . Pursuing strategic acquisitions that provide fee-based income or generate liabilities that are less expensive or less interest rate sensitive than retail deposits or borrowings from third party institutions to fund the Companies investing activities

    LENDING ACTIVITIES. The major interest earning asset of the Company is the loan portfolio. Consequently, a significant part of the Company's asset and liability management is monitoring the composition of the Company's loan portfolio, including the corresponding maturities. The table below sets forth the composition of the Company's loan portfolio by loan type as of the dates indicated. The amounts in the table below are shown net of discounts and other deductions.

                                                      AS OF DECEMBER 31,
                                  -------------------------------------------------------------------------------
                                        1993                 1994                 1995                1996
                                  ------------------  -------------------  ------------------  ------------------
                                   AMOUNT    PERCENT   AMOUNT    PERCENT   AMOUNT    PERCENT    AMOUNT    PERCENT
                                  --------   -------   ------    -------   ------    -------   -------   --------
                                                                     (DOLLARS IN THOUSANDS)
Residential...................... $ 65,858   86.10 %   $ 80,010   89.56  % $ 136,741     93.23  % $198,736   93.59 %
Multi-family and commercial real
  estate.........................    7,813   10.21        7,518    8.41        7,544      5.15      8,734     4.11
Construction.....................      125    0.16          106    0.12           78      0.05      1,061     0.50
Consumer.........................    3,238    4.23        2,434    2.72        3,245      2.21      4,869     2.29
                                   -------  ------      -------  ------    ---------    ------     ------    -----
    Total loans..................   77,034  100.70       90,068  100.81      147,608    100.64     213,400  100.49
Less allowance for loan and
    valuation losses.............      538    0.70          728    0.81          943      0.64      1,039     0.49
                                  --------  ------     --------  ------    ---------    ------    --------  ------
Loans receivable, net............ $ 76,496  100.00 %   $ 89,340  100.00  % $ 146,665    100.00  % $212,361  100.00  %
                                  ========  ======     ========  ======    =========    ======    ========  ======

    The following table presents the aggregate maturities of loans in each major category of the Company's loan portfolio as of December 31, 1996. Loans held for sale are classified as maturing within one year. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments or the timing of loan sales.

                                                             AS OF DECEMBER 31, 1996
                                                  --------------------------------------------
                                                  LESS THAN      ONE TO      OVER FIVE
                                                  ONE YEAR     FIVE YEARS     YEARS     TOTAL
                                                  ---------    ----------   ---------  -------
                                                                  (IN THOUSANDS)
Residential....................................   $ 186,324     $    618    $11,794    $ 198,736
Multi-family and commercial real estate........           5          108      8,621        8,734
Construction...................................       1,061           --         --        1,061
Consumer.......................................       1,159        2,446      1,264        4,869
                                                  ---------    ---------    -------    ---------
    Total loans................................   $ 188,549    $   3,172    $21,679    $ 213,400
                                                  =========    =========    =======    =========

        NONPERFORMING ASSETS. As part of asset and liability management, the Company monitors nonperforming assets ("NPAs") on a monthly basis. NPAs consist primarily of nonaccrual loans and foreclosed real estate. Loans are placed on nonaccrual when full payment of principal or interest is in doubt or when they are past due 90 days as to either principal or interest. Foreclosed real estate arises primarily through foreclosure on mortgage loans owned. The following table sets forth the Company's NPAs as of the dates indicated:

                                                                        AS OF DECEMBER 31,
                                                   ---------------------------------------------------------
                                                      1993            1994          1995            1996
                                                   -----------    -----------   -----------     ------------
                                                                           (DOLLARS IN THOUSANDS)
Nonaccrual mortgage loans.......................   $       657    $     3,275    $     5,523     $      3,031
Nonaccrual consumer loans.......................           196             39             15              872
                                                   -----------    ----------     -----------     ------------
    Total nonperforming loans...................           853          3,314          5,538            3,903
Foreclosed real estate..........................           726            543            835              788
Repossessed automobiles.........................            --             --             --              506
                                                   -----------    -----------    -----------     ------------
    Total nonperforming assets..................   $     1,579    $     3,857    $     6,373     $      5,197
                                                   ===========    ===========    ===========     ============
Total nonperforming assets to total assets......          1.65%          3.44 %         3.45 %           1.90 %
Total nonperforming loans to total loans........          1.11%          3.68 %         3.75 %           1.83 %
Ratio of allowance for loan and valuation losses
    to total non-performing loans...............         63.07%         21.97 %        17.03 %          26.62 %
Interest income on non-performing loans not
  included in interest income...................   $        23    $       140    $      156      $        120

    As of December 31, 1996, the Company had no accruing loans that were contractually past due 90 days or more. The higher levels of mortgage nonaccrual loans during 1994 and 1995 were primarily attributable to purchases by Matrix Bank of bulk residential loan portfolios in those years. As part of its business strategy, Matrix Bank purchases loans at a discount that have had delinquencies in the past. Due to the past delinquency problems, there is often an increase in delinquencies after the loans are purchased as a result of the servicing being transferred to the Company. The Company's experience has been that it generally takes 90 to 120 days after the servicing transfer to see an improvement in the delinquency statistics. The decrease in the mortgage nonaccrual loans at December 31, 1996 is attributable to the improvement of the loans that had past delinquency problems and the credit quality of the loan portfolios the Company acquired in 1996. In 1996, Matrix Bank acquired loans with less delinquency problems and/or document deficiencies, which also resulted in a decrease in the nonaccrual loans.

     The increase in the nonaccrual consumer loans pertains to sub-prime auto loans that the Company repurchased pursuant to limited representations and warranties included in loan sale agreements. The Company has a separate reserve of $600,000 included in other liabilities for anticipated losses relating to the repurchased sub-prime auto loans at December 31, 1996. Included in repossessed assets for 1996 is $506,000 of automobiles that the Company was required to repurchase pursuant to the same limited representations and warranties. The balance of the repossessed assets have been written down to the anticipated recoverable amount. The Company sold the fixed assets of Sterling Finance in December 1996 and it is anticipated it will originate no additional sub-prime automobile contracts.

    The prior delinquency and anticipated future delinquencies are taken into consideration in the pricing of the loans acquired. The Company generally purchases such loans at discounts and, in some instances, receives recourse or credit enhancement from the seller to further reduce the Company's risk of loss associated with the loans' nonaccrual status. At December 31, 1996, $2.8 million, or 72.50%, of the nonaccrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale." Total loans held for sale at December 31, 1996, were $182.8 million, of which $2.8 million or 1.5% were nonaccrual loans. However, against the $182.8 million of total loans held for sale, the Company has $2.8 million of purchase discounts plus an additional $1.8 million of credit enhancements related to specific segments of the loan portfolio.

    The percentage of the allowance for loan and valuation losses to nonaccrual loans varies widely due to the nature of the Company's portfolio of mortgage loans, which are collateralized primarily by residential real estate. The Company analyzes the collateral for each nonperforming mortgage loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "--Comparison of Results of Operations for the Years Ended December 31, 1996 and 1995."

    ANALYSIS OF ALLOWANCE FOR LOAN AND VALUATION LOSSES. The following table sets forth information regarding changes in the Company's allowance for loan and valuation losses for the periods indicated. The table includes the allowance for both the loans held for investment and the loans held for sale.

                                                                                 YEAR ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                     1993        1994         1995        1996
                                                                  -----------   --------    -------     --------
                                                                         (DOLLARS IN THOUSANDS)
Balance at beginning of period.................................   $      --   $     538   $     728   $     943
Charge-offs:
    Real estate-mortgage.......................................          33          26         198          64
    Real estate-construction...................................          --          --          35          --
    Consumer...................................................          --          --           7           6
                                                                  ---------   ---------   ---------   ---------
        Total charge-offs......................................          33          26         240          70
Recoveries:
    Real estate-mortgage.......................................          --          --           5           8
    Consumer...................................................          --          --          49          15
                                                                  ---------   ---------   ---------   ---------
        Total recoveries.......................................          --         --          54          23
                                                                  ---------   ---------   ---------   ---------
Net charge-offs................................................          33          26         186          47

Allowance for loan losses established in connection with the
    acquisition of Matrix Bank.................................         556          --          --          --
                                                                  ---------   ---------   ---------   ---------

Provision for loan losses charged to operations................         15          216         401         143
                                                                  ---------   ---------   ---------   ---------
Balance at end of period.......................................   $     538   $     728   $     943   $   1,039
                                                                  =========   =========   =========   =========
Ratio of net charge-offs to average loans......................         .18 %       .03 %       .15 %       .03 %
                                                                  =========   =========   =========   =========
Average loans outstanding during the period....................   $  18,608   $  79,393   $ 121,206   $ 162,648
                                                                  =========   =========   =========   =========

    The allowance for loan and valuation losses is increased by the provision for loan and valuation losses (which is charged to operations) for particular loans where management considers ultimate collection to be questionable. The allowance for loan and valuation losses is calculated, in part, based on historical loss experience. In addition, management takes into consideration other factors such as certain qualitative evaluations of individual classified assets, trends in the portfolio, geographic and portfolio concentrations, new products or markets, evaluations of the changes in the historical loss experience component, and projections of this component into the current and future periods based on current knowledge and conditions. Due to the nature of the Company's loan portfolio, substantially all of the allowance for loan and valuation losses relates to residential loans. The ratio of the allowance for loan and valuation losses to total loans was .81%, .64% and .49% at December 31, 1994, 1995, and 1996, respectively. The allowance for loan and valuation losses is reduced by loans charged off, net of recoveries.


    RISK SENSITIVE ASSETS AND LIABILITIES. A traditional indicator of interest rate risk is gap analysis. Gap analysis focuses on the difference (or gap) between available repricing opportunities for assets and liabilities within defined time periods. If the dollar amount of interest rate sensitive assets is closely matched with the dollar amount of interest rate sensitive liabilities in a given period, then the changes in interest income and interest expense over this time frame should also be closely matched.

    The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap, of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 1996. The amounts in the table are derived from internal data of the Company and could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits, and competition. Loans held for sale are classified as maturing within one year due to the Company's expectation of selling its loans held for sale within one year.

                                                   ESTIMATED MATURITY OR REPRICING
                                  ----------------------------------------------------------------------------
                                                      THREE MONTHS TO
                                  LESS THAN THREE       LESS THAN       ONE TO         OVER
                                      MONTHS             ONE YEAR      FIVE YEARS   FIVE YEARS       TOTAL
                                  ---------------     ---------------  ----------   -----------    -----------
                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Fixed-rate loans............... $   34,182          $     48,288    $     2,950     $  5,426        $  90,846
  Adjustable-rate loans..........     27,659                80,709         14,186           --          122,554
  Interest-earning deposits......      9,499                    --             --           --            9,499
  FHLB stock.....................      2,871                    --             --           --            2,871
                                    --------          ------------    -----------     --------        ---------
    Total interest-earning assets     74,211               128,997         17,136        5,426          225,770
Interest-bearing liabilities:
  Passbook, NOW and money market
    accounts.....................     16,944                    --             --           --           16,944
  Certificates of deposit over
    $100,000.....................      1,688                 2,689          1,080           --            5,457
  Other certificates of deposit..     13,458                36,772         17,548           --           67,778
  FHLB borrowings................     51,250                    --             --           --           51,250
  Short term borrowings..........     31,504                    --             --           --           31,504
  Other borrowings...............        101                   738          7,460        2,628           10,927
                                    --------          ------------    -----------     --------        ---------
    Total interest-bearing
      liabilities...............    114,945                 40,199         26,088        2,628          183,860
                                    --------          ------------    -----------     --------        ---------
Interest rate gap................ $ (40,734)          $     88,798     $   (8,952)    $  2,798        $  41,910
                                    ========          ============    ===========     ========        =========
Cumulative interest rate gap..... $ (40,734)          $     48,064     $   39,112     $ 41,910
Gap/assets ratio.................    (18.04) %               39.33 %        (3.97) %      1.24 %
Cumulative gap/assets ratio......    (18.04) %               21.29 %        17.32  %     18.56 %

    Gap analysis attempts to capture interest rate risk, which is attributable to the mismatching of interest rate sensitive assets and liabilities. The actual impact of interest rate movements on the Company's net interest income may differ from that implied by any gap measurement, depending on the direction and magnitude of the interest rate movements, the repricing characteristics of various on and off-balance sheet instruments, as well as competitive pressures. These factors are not fully reflected in the foregoing gap analysis and, as a result, the gap report may not provide a complete assessment of the Company's interest rate risk.

    The generally positive cumulative gap value means that over the periods indicated the assets of the Company will reprice slightly faster than the Company's liabilities. This means generally that, in a rising interest rate environment, net interest income can be expected to increase and that, in a declining interest rate environment, net interest income can be expected to decrease.

    SHORT-TERM BORROWINGS. A primary function of asset and liability management is to assure adequate liquidity. In addition to cash and cash equivalents, the Company relies heavily on short-term borrowing capabilities for liquidity and as funding vehicle. The primary sources for short-term borrowing are the FHLB for Matrix Bank and unaffiliated financial institutions for Matrix Financial. See "--Liquidity and Capital Resources."

    The following table sets forth a summary of the short-term borrowings of the Company during 1994, 1995, and 1996 and as of the end of each such period:

                                                                AVERAGE                   WEIGHTED       WEIGHTED
                                                   AMOUNT       AMOUNT       MAXIMUM      AVERAGE        AVERAGE
                                                OUTSTANDING   OUTSTANDING  OUTSTANDING    INTEREST       INTEREST
                                                     AT       DURING THE      AT ANY    RATE DURING      RATE AT
                                                  YEAR END      YEAR(1)     MONTH END   THE YEAR (%)   YEAR END (%)
                                                ------------- ------------ -----------  -------------  -------------
At or for the year ended December 31, 1994:                             (DOLLARS IN THOUSANDS)
    FHLB borrowings..................           $   14,600    $   3,071    $   15,000         6.94  %        6.50  %
    Revolving lines of credit........                9,890        4,917        11,042         9.29           9.21
    Repurchase agreements............                2,529        4,320         6,157         8.03           7.18
At or for the year ended December 31, 1995:
    FHLB borrowings..................               19,000       17,662        33,000         6.30           6.30
    Revolving lines of credit........               46,833       22,842        46,833         7.57           7.30
    Repurchase agreements............                  570        4,559        14,129         8.97           8.70
At or for the year ended December 31, 1996:
    FHLB borrowings..................               51,250       35,838        53,650         5.69           5.84
    Revolving lines of credit........               31,504       35,489        60,804         7.17           6.50
    Repurchase agreements............                   --          991         4,962        12.58             --

---------

(1) Calculations are based on daily averages where available and monthly averages otherwise.

    PIPELINE MANAGEMENT. In the ordinary course of business, the Company makes commitments to originate residential mortgage loans and holds originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the pipeline loans. The Company mitigates this risk through the use of mandatory and nonmandatory forward commitments to sell loans. As of December 31, 1996, the Company had $62.6 million in pipeline and funded loans offset with mandatory forward commitments of $49.1 million and nonmandatory forward commitments of $8.1 million. The inherent value of the forward commitments is considered in the determination of the lower of cost or market for such loans.

LIQUIDITY AND CAPITAL RESOURCES

    Liquidity is the ability of the Company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. To date, Matrix Capital's principal source of funding for its investing activities has been secured senior debt provided by unaffiliated financial institutions, the issuance of the 13% Senior Subordinated Notes in August 1995, a bank stock loan and the Company's initial public offering. As of December 31, 1996, Matrix Capital Corporation had $6.4 million in indebtedness outstanding. The borrowed funds have been used historically as capital injections to Matrix Bank and Matrix Financial, as well as to acquire the office building in Phoenix where Matrix Financial maintains its headquarters. See "Properties."

    The trend experienced over the reported periods of cash used by the Company's operating activities results primarily from the growth that Matrix Financial has experienced in its origination activities and the growth that Matrix Bank has experienced in its whole loan purchasing activity. The growth in the loan originations experienced by the Company has been due to a conscious effort to increase loan originations and, to a lesser extent, market conditions. The Company does not anticipate significant increases in loan origination activities other than increases directly related to market conditions. Nevertheless, the Company anticipates the trend of a net use of cash from operations to continue for the foreseeable future. This anticipation results from the expected growth at Matrix Bank, which management believes will consist primarily of increased activity in the purchasing of loan portfolios. The Company anticipates such growth will be funded through retail deposits, custodial escrow deposits, directed trust deposits and FHLB borrowings.

    The Company's principal source of funding for its servicing acquisition activities consists of line of credit facilities provided to Matrix Financial by unaffiliated financial institutions. In prior years, including the year ended December 31, 1996, Matrix Financial relied on various sources for funding its servicing acquisition activities, including servicing acquisition lines, the sale of mortgage servicing rights that were accounted for as financings, and capital contributions from the Company. As of December 31, 1996, Matrix Financial's servicing acquisition facilities aggregated $13.5 million, of which $12.0 million was available to be utilized after deducting drawn amounts. Borrowings under the servicing acquisition lines of credit are secured by mortgage servicing rights owned by Matrix Financial, bear interest at the federal funds rate plus a negotiated margin and are due at the earlier of the maturity of the mortgage servicing rights or amortized over five to six years from the date of borrowing. At December 31, 1996, $1.5 million was outstanding under the servicing acquisition line and the interest rate on funds outstanding under this facility at December 1996 was 8.05%.

    The Company's principal source of funding for its loan origination business consists of warehouse lines of credit and sale/repurchase facilities provided to Matrix Financial by financial institutions and brokerage firms. As of December 31, 1996, Matrix Financial's warehouse lines of credit aggregated $50.0 million, of which $18.5 million was available to be utilized. Borrowings under the warehouse lines of credit are secured by all of the mortgage loans funded with warehouse loan proceeds and bear interest at the federal funds rate plus a negotiated margin. At December 31, 1996, $31.5 million was outstanding under the warehouse lines of credit at a weighted average interest rate of 6.50%. As of December 31, 1996, Matrix Financial's sale/repurchase facilities aggregated $20.0 million, with no balances outstanding. Borrowings under the sale/repurchase facilities are secured by all of the mortgage loans funded with sale/repurchase facility proceeds and bear interest at either the prime rate or the LIBOR rate plus a negotiated margin (depending on the facility).

    The Company's principal source of funding for the working capital needs of Matrix Financial consists of working capital facilities provided to Matrix Financial by unaffiliated financial institutions. As of December 31, 1996, Matrix Financial's working capital facilities aggregated $2.5 million, of which $2.5 million was available. The amount of credit available for working capital borrowings is a sublimit of the warehouse lines of credit, and therefore, any amounts borrowed are netted against the amount of credit available from the warehouse lines of credit. Borrowings under the working capital facilities are secured by mortgage servicing rights, eligible servicing advance receivables, and eligible delinquent mortgage loans and bear interest at the federal funds rate plus a negotiated margin. At December 31, 1996, no amounts were outstanding under the working capital facilities.

    The amounts outstanding as stated above under Matrix Financial's servicing acquisition facility, warehouse lines of credit, sale/repurchase facility, and working capital facility were significantly reduced as a result of the Company's completion of its initial public offering. The net proceeds raised from the public offering were used to reduce balances outstanding on revolving credit facilitities. With the acquisition of additional residential mortgage loan servicing portfolios subsequent to the offering, the Company expects to fully utilize all of its credit facilities.

    On January 31, 1997, the Company renegotiated its revolving credit facilities for warehouse lending, servicing acquisitions and working capital. With this renegotiation, the aggregate amount of warehouse lines of credit facilities was increased to $60.0 million, the aggregate amount of the servicing acquisition facility was increased to $30.0 million, and the aggregate amount of the working capital facility was increased to $10.0 million. The $10.0 million working capital facility became a separate component to the revolving credit facilities, and is no longer a sublimit to the warehouse line of credit. The new credit facility agreement requires Matrix Financial to maintain (i) total shareholder's equity of at least $10.0 million plus 100% of capital contributed after January 1, 1997, plus 50% of cumulative quarterly net income, (ii) adjusted net worth, as defined, of at least $12.0 million, (iii) a servicing portfolio of at least $2.0 billion and (iv) principal debt of term line borrowings of no more than the lesser of 70% of the appraised value of the mortgage servicing portfolio or 1.25% of the unpaid principal balance of the mortgage servicing portfolio.

    In March 1997, the Company refinanced its bank stock loan and increased the credit available under the loan by an additional $6.0 million. The new bank stock loan has two components of the loan, a $2.0 million term loan, which was used to refinance the bank stock loan in place at December 31, 1996, and a revolving line of credit of $6.0 million. In March of 1998, the balance of the revolving line of credit will be converted to a term loan. The additional proceeds from the loan will be used as capital at Matrix Bank. The new bank stock loan requires the Company to maintain (i) total stockholders' equity of $27.5 million plus 100% of all future equity contributions, plus 50% of cumulative quarterly net income (ii) dividends less than 50% of the Company's net cash income after adjustments and (iii) total adjusted debt to stockholders' equity less than 4 : 1.

    In August 1995, the Company issued $2.9 million in aggregate principal amount of 13% Senior Subordinated Notes. Interest on the 13% Senior Subordinated Notes is payable semi-annually on January 15 and July 15, and the 13% Senior Subordinated Notes mature on July 15, 2002, with earlier mandatory redemptions of $727,500, or 25% of the 13% Senior Subordinated Notes, scheduled on July 15, 1999, 2000, and 2001, respectively. The Company is restricted from paying cash dividends under the 13% (which adjusted to 14% in February 1997) Senior Subordinated Notes. However, the Company may pay cash dividends in an amount equal to 50% of the consolidated net income of the Company as long as there has been no default under the terms of the 13% Senior Subordinated

Notes and as long as the dividend does not exceed 10% of the consolidated net worth of the Company. The Company may redeem the 13% Senior Subordinated Notes, in whole or in part, at any time on or after July 15, 1998; at a redemption price equal to (i) 102% of par through July 14, 1999 and, thereafter, at par, plus (ii) all accrued but unpaid interest.

    Matrix Bank's primary source of funds for use in lending, purchasing bulk loan portfolios, investing and other general purposes are retail deposits, custodial escrow balances, FHLB borrowings, sales of loan portfolios and proceeds from principal and interest payments on loans. Contractual loan payments and deposit inflows and outflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLB as its primary source for borrowings. At December 31, 1996, Matrix Bank had overnight borrowings from the FHLB of $51.3 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related servicing rights portfolios. For a tabular presentation of the Company's short-term borrowings, see "--Short-term Borrowings."

    Matrix Bank offers a variety of deposit accounts having a range of interest rates and terms. Matrix Bank's deposits principally consist of demand deposits and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates, and competition. Matrix Bank's retail deposits are obtained primarily from areas in which it is located and, therefore, its retail deposits are concentrated primarily in Las Cruces and Sun City. Matrix Bank relies principally on customer service, marketing programs, and its relationships with customers to attract and retain these deposits. Matrix Bank currently does not solicit or accept brokered deposits. In pricing deposit rates, management considers profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by competitors. Matrix Bank intends to continue its efforts to attract deposits as a primary source of funds to support its lending and investing activities.

    In January 1996, Matrix Bank opened a retail branch in Sun City, Arizona. The Company has been successful in attracting deposits at the Sun City location and this success has been the primary reason for the increased deposit growth that the Company has experienced for the year ended December 31, 1996. In October 1996, Matrix Bank opened a second retail branch in Las Cruces. The following table sets forth the average balances for each major category of Matrix Bank's deposit accounts and the weighted average interest rates paid for interest-bearing deposits for the periods indicated:

                                                 YEAR ENDED DECEMBER 31,
                        ---------------------------------------------------------------------------
                                  1994                     1995                     1996
                        ------------------------ ------------------------ -------------------------
                                     WEIGHTED                  WEIGHTED                 WEIGHTED
                          AVERAGE     AVERAGE      AVERAGE     AVERAGE      AVERAGE      AVERAGE
                          BALANCE      RATE        BALANCE       RATE       BALANCE       RATE
                        ----------   ---------   ----------   ----------  ----------   ------------
                                                 (DOLLARS IN THOUSANDS)
Passbook accounts...... $    2,788      2.58 %   $    2,394      3.55 %    $   2,389      3.45  %
NOW accounts...........      2,131      1.69          2,460      2.11          2,813      2.24
Money market accounts..      7,350      3.20          5,860      4.10          9,151      4.43
Time deposits..........     29,273      3.89         33,332      5.42         54,824      5.85
                          --------     -----     ----------      ----      ---------    ------
    Total deposits..... $   41,542      3.57 %   $   44,046      4.96 %    $  69,177      5.43  %
                        ==========     =====     ==========      ====      =========    ======

    The following table sets forth the amount of Matrix Bank's certificates of deposit that are greater than $100,000 by time remaining until maturity as of December 31, 1996:

                                                                       AS OF DECEMBER 31, 1996
                                                                    -------------------------------
                                                                                      WEIGHTED
                                                                       AMOUNT          AVERAGE
                                                                                      RATE PAID
                                                                    --------------  ---------------
                                                                       (DOLLARS IN THOUSANDS)
    Three months or less.........................................    $     1,687           5.63 %
    Over three months through six months.........................          1,815           5.85
    Over six months through twelve months........................            874           5.94
    Over twelve months...........................................          1,081           6.21
                                                                       ---------      ---------
        Total....................................................    $     5,457           5.86 %
                                                                       =========      =========

    The Company actively monitors Matrix Bank's compliance with regulatory capital requirements. Historically Matrix Bank has increased it core capital through the retention of a portion of its earnings. Matrix Bank's future growth is expected to be achieved through deposit growth, borrowings from the FHLB, and custodial deposits from affiliates which is anticipated to require additional capital. The capital requirements related to the anticipated growth will in part be fulfilled through retaining of earnings, increasing the Company's bank stock loan and the use of a portion of the proceeds raised from the sale of common stock which was completed in the fourth quarter of 1996. See "Regulation and Supervision--Matrix Bank's Capital Ratios."

    Matrix Bank and Matrix Financial are restricted from paying dividends to Matrix Capital due to restrictions of certain debt agreements and regulatory requirements. At December 31, 1996, the Company was in compliance with all debt covenants. See "Regulation and Supervision."

    In June 1996, the Company purchased 154 acres of land for $1.3 million in cash for the purpose of developing 750 residential and multi-family lots in Ft. Lupton, Colorado. The purchase was completed with operating funds of the Company and a loan from a third-party financial institution. As part of the acquisition, the Company entered into a Residential Facilities Development Agreement (the "Development Agreement") with the City of Ft. Lupton. The Development Agreement is a residential and planned unit development agreement providing for the orderly planning, engineering and development of a golf course and surrounding residential community. The City of Ft. Lupton is responsible for the development of the golf course and the Company is responsible for the development of the surrounding residential lots.

    The Development Agreement sets forth a mandatory obligation on the part of the Company to pay the City of Ft. Lupton pledged enhancement assessments of $600,000. These pledged enhancement assessments require the Company to pay the city a $2,000 fee each time the Company sells a developed residential lot. The Company is obligated to pay a minimum of $60,000 in assessment fees per year beginning in the year 1998 through the year 2007. The Company also entered into a development management agreement with a local developer to complete the development of the land. The terms of the agreement specify that the Company is to earn a preferred rate of return on its investment and, once the initial amount of its investment has been returned plus the preferred rate of return, the remaining profits are split equally. The development management agreement obligates the Company to provide up to an additional $500,000 of funds for development. The Company has no other financial obligations to the developer beyond the $500,000.

    It is anticipated that the Company will obtain a loan from an unaffiliated financial institution for a portion of the future development costs. The Company expects development to begin during the second quarter of 1997.

INFLATION AND CHANGING PRICES

    The Consolidated Financial Statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as prices of goods and services. The Company discloses the estimated fair market value of its financial instruments in accordance with Statement of Financial Accounting Standards No. 107. See Note 14 to the Consolidated Financial Statements included elsewhere herein.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 125"). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and is effective for the above that occur after December 31, 1996. Transactions covered by FAS 125 include securitizations, sales of partial interests in financial assets, repurchase agreements, securities lending, pledges of collateral, loan syndications and participations, sales of receivables with recourse, servicing of mortgages and other loans, and in-substance defeasances. The statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on the balance sheet all assets it controls and liabilities it has incurred. It would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied. If the entity has surrendered control over the transferred assets, the transaction would be considered a sale. Control is considered surrendered only if the assets are isolated from the transferor; the transferee has the right to pledge or exchange the assets or is a qualifying special-purpose entity; and the transferor does not maintain effective control over the assets through an agreement to repurchase or redeem them. If those conditions do not exist, the transfer would be accounted for as a secured borrowing. The Company will adopt FAS 125 in the first quarter of 1997 and, based on current circumstances, does not believe the effect of adoption will be material to its consolidated financial statements.


FORWARD LOOKING STATEMENTS

        Certain information contained in this annual report constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" contained in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 1997, constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See index to financial statements, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                   PART III

ITEMS 10 THROUGH 13.

    The information for these items has been omitted inasmuch as the registrant will file a definitive proxy statement with the Commission pursuant to the Regulation 14A within 120 days of the close of the fiscal year ended December 31, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) (1) and (a) (2) Financial statements and financial statement schedules See "Item 8- Financial Statements and Supplementary Information."

        (b)    Reports on Form 8-K

               See Form 8-K filed by the Company, dated February 20, 1997 and Form 8-K filed by the Company, dated
               March 25, 1997.

        (c)    Exhibits

               See Exhibit Index, beginning on page 39.

        (d)    Financial Statement Schedules
               None.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1997.

                                           Matrix Capital Corporation

                                           By:          /s/
                                               -------------------------
                                           Guy A. Gibson
                                           President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                         Title                                Date
        ----------                         -----                                ----

         /s/                          President, Chief Executive            March 25, 1997
---------------------------------     Officer and a Director
    Guy A. Gibson                     (Principal Executive Officer)


         /s/                          Chairman of the Board                 March 25, 1997
---------------------------------
    Richard V. Schmitz

         /s/                          Vice Chairman of the Board            March 25, 1997
---------------------------------
    D. Mark Spencer

         /s/                          Director                              March 25, 1997
---------------------------------
    Thomas M. Piercy

        /s/                           Senior Vice President and             March 25, 1997
---------------------------------     Chief Financial Officer,
    David W. Kloos                    and a Director
                                      (Principal Accounting and
                                      Financial Officer)

        /s/                           Director                              March 25, 1997
---------------------------------
    Stephen Skiba

        /s/                           Director                              March 25, 1997
---------------------------------
    David A. Frank

                                         INDEX TO EXHIBITS

3.1      +          Amended and Restated Articles of Incorporation of the Registrant
                    (3.1)

3.2      +          Bylaws, as amended, of the Registrant (3.2)
4.1      +          Specimen certificate for Common Stock of the Registrant (4.1)
4.2      + o        Amended and Restated 1996 Stock Option Plan (4.2)
4.3      ++o        Employee Stock Purchase Plan, as amended (4.1)
4.4      +          Form of Common Stock Purchase Warrant by and between the Registrant and Piper Jaffray, Inc. (4.4)
4.5      +           Form of Common Stock Purchase Warrant by and between the Registrant and Keefe, Bruyette & Woods, Inc. (4.5)
10.1     +           Note and Agency Agreement, dated as of August 1, 1995, by and between the Registrant and PHS Mortgage, Inc. as agent (10.1)
10.2     +           First Amendment to Note and Agency Agreement, dated as of August 2,
                         1995, by and between the Registrant and PHS Mortgage, Inc., as agent (10.2)
10.3     +          Form of 13% Senior Subordinated Note (10.3)
10.4     + o         Executive Employment Agreement, dated as of January 1, 1996, by and between the Registrant and David Kloos (10.4)
10.5     + o        Employment Agreement, dated as of January 1, 1995, between Matrix
                         Capital Bank and Gary Lenzo and as amended January 1, 1996
                         (10.5)
10.6     +          Loan Agreement, dated as of October 2, 1995, by and between Matrix
                         Diversified, Inc. and the Registrant (10.6)
10.7     +           Multiple Advance Term Loan Agreement, dated as of June 27, 1994, by and between Matrix Capital Corporation and CorTrust Bank (10.8)
10.8     +           Multiple Advance Fixed Rate Term Loan Promissory Note, dated as of
                         June 30, 1994, from Matrix Capital Corporation, as maker, to
                         CorTrust Bank, as payee (10.9)
10.9     +           Mortgage Loan Purchase and Servicing Agreement, dated as of August
                         1, 1993, by and between Argo Federal Savings Bank, FSB, and
                         Matrix Financial Services Corporation (10.11)
10.10    +          Mortgage Loan Repurchase Agreement, dated as of March 30, 1995, by and between PaineWebber Real Estate Securities, Inc. and Matrix
                         Financial Services Corporation (10.27)
10.11    +           Multiple Advance Fixed Rate Term Loan Promissory Note, dated as of
                         October 19, 1994, from Matrix Capital Corporation, as maker, to
                         CorTrust, as payee (10.29)
10.12    +          Assignment and Assumption Agreement, dated as of June 28, 1996, by and among Mariano C. DeCola, William M. Howdon, R. James
                         Nicholson and Matrix Funding Corp. (10.30)
10.13    +          Development Management Agreement, dated as of June 28, 1996, by and among Fort Lupton, L.L.C. and Matrix Funding Corp. (10.31)
10.14    +          Assignment and Assumption of PUD Agreement, dated as of June 28,
                         1996, by and among Fort Lupton, L.L.C. and Matrix Funding Corp.
                         (10.32)
10.15    +          Lease, dated as of October 1, 1995, by and between the Registrant and Matrix Financial Services Corporation  (10.33)
10.16    +           Promissory Note, dated as of December 31, 1995, from D. Mark
                         Spencer, as maker, to the Registrant, as payee (10.35)
10.17    +          Fort Lupton Golf course Residential and Planned Unit Development
                         Agreement, dated as of November 28, 1995 (10.36)
10.18    +           Loan Agreement, dated as of December 10, 1994, by and between the
                         Registrant and Bankers' Bank of the West (10.37)
10.19    +          Continuing Guaranty of D. Mark Spencer, dated as of December 10,
                    1994 (10.38)
10.20    +          Continuing Guaranty of Richard V. Schmitz, dated as of December 10,
                    1994 (10.39)
10.21    +          Continuing Guaranty of Guy A. Gibson, dated as of December 10, 1994
                    (10.40)
10.22    +          Loan Agreement, dated as of June 21, 1996, by and between Matrix
                         Funding Corporation and The First Security Bank (10.41)
10.23    +          Loan Agreement, dated as of June 29, 1995, by and between the
                         Registrant and Bank One, Arizona, N.A. (10.42)

10.24    +          Promissory Note, dated as of June 29, 1995, from the Registrant to
                    Bank One, Arizona, N.A. (10.43)
10.25    +           Deed of Trust, Assignment of Rents, Security Agreement and Fixture
                         Filing, dated as of June 29, 1995, from the Registrant to
                         Arizona Trust Deed Corporation, as trustee (10.44)
10.26    +           Loan Agreement, dated July 10, 1992, by and between American
                         Strategic Income Portfolio Inc. and Matrix Financial Services
                         Corporation  (10.45)
10.27    +           Promissory Note, dated as of July 10, 1992, by Matrix Financial
                         Services Corporation, as maker, to American Strategic Income
                         Portfolio, Inc., as payee (10.46)
10.28    +++         Agreement and Plan of Merger, dated as of November 22, 1996, by and among the Registrant, The Vintage Group, Inc. and
                         Matrix/Vintage Acquisition, Inc. (10.1)
10.29    +++        Asset Purchase and Exchange Agreement, dated as of February 4, 1997, by and among the Registrant and STC Holdings, Inc. (10.2)
10.30    *           Lease, dated as of October 1, 1996, by and between the Registrant and Creative Networks, LLC
10.31    *           Revolving Subordinated Loan Agreement, dated as of October 18,
                         1996, by and between Matrix Financial Services Corporation and the Registrant
10.32    *          Amended and Restated Loan Agreement, dated as of January 31, 1997, by and between Matrix Financial Services Corporation, as
                         borrower, and Bank One, Texas, N.A., as agent, and certain lenders, as lenders
10.33    *          Amended and Restated Warehouse Note, dated as of January 31, 1997, from Matrix Financial Services Corporation, as borrower, and
                         Bank One, Texas, N.A., as lender
10.34    *          Amended and Restated Swing Note, dated as of January 31, 1997, from
                         Matrix Financial Services Corporation, as borrower, and Bank
                         One, Texas, N.A., as lender
10.35    *          Amended and Restated Working-Capital Note, dated as of January 31,
                         1997, from Matrix Financial Services Corporation, as borrower, and Bank One, Texas, N.A., as lender
10.36    *          Amended and Restated Term-Line Note, dated as of January 31, 1997, from Matrix Financial Services Corporation, as borrower, and
                         Bank One, Texas, N.A., as lender
10.37    *          Amended and Restated Guaranty, dated as of January 31, 1997, from the Registrant to Bank One, Texas, N.A.
10.38    * o        Employment Agreement, dated as of February 4, 1997, by and between the Registrant and Paul Skretny
10.39    *          Credit Agreement, dated as of March 12, 1997, by and between Matrix
                         Capital Corporation, as borrower, and Bank One, Texas, N.A., as agent, and certain lenders, as lenders
10.40    *          Term Note, dated as of March 12, 1997, from Matrix Capital
                         Corporation, as borrower, and Bank One, Texas, N.A., as lender
10.41    *          Revolving Note, dated as of March 12, 1997, from Matrix Capital
                         Corporation, as borrower, and Bank One, Texas, N.A., as lender
10.42    *          Guaranty Form, dated as of March 12, 1997, from each of the
                         Registrant's significant subsidiaries to Bank One, Texas,
                         N.A.,as agent
11       *          Statement regarding computation of per share earnings
21       *          Subsidiaries of the Registrant
27       *          Financial Data Schedule

------------------------

*       Filed herewith

+ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's registration statement on Form S-1 (No. 333-10223), filed by the Registrant with the Commission.

++ Incorporated by reference from the exhibit number shown in parenthesis form the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1996, filed by the Registrant with the Commission.

+++ Incorporated by reference from the exhibit number shown in parenthesis form the Registrant's current report on Form 8-K, filed with the Commission on February 20, 1997.

o       Management contract or compensatory plan or arrangement

                         INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Matrix Capital Corporation


                                                                           PAGE
                                                                           ----

Report of Independent Auditors..........................................    F-2
Consolidated Balance Sheets - December 31, 1995 and 1996................    F-3
Consolidated Statements of Income - for the years ended
       December 31, 1994, 1995 and 1996 ................................    F-4
Consolidated Statements of Shareholders' Equity - for the years ended
       December 31, 1994, 1995 and 1996.................................    F-5
Consolidated Statements of Cash Flows - for the years ended
       December 31, 1994, 1995 and 1996.................................    F-6
Notes to Consolidated Financial Statements - December 31, 1996..........    F-7

                         Report of Independent Auditors

Shareholders and Board of Directors
Matrix Capital Corporation

We have audited the accompanying consolidated balance sheets of Matrix Capital Corporation (Company) as of December 31, 1995 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 1995 the Company changed its method of accounting for mortgage servicing rights as a result of adopting Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights.

                                        /s/ Ernst & Young LLP

Phoenix, Arizona
March 6, 1997

                           Matrix Capital Corporation

                          Consolidated Balance Sheets

                             (Dollars In thousands)

                                               DECEMBER 31
                                            1995         1996
                                          ---------------------
ASSETS
Cash                                      $  1,381     $  2,319
Interest earning deposits                    5,586        9,499
Loans held for sale, net                   127,090      182,801
Loans held for investment, net              19,575       29,560
Mortgage servicing rights, net              13,817       23,680
Other receivables                            5,609        9,353
Federal Home Loan Bank of Dallas stock       1,954        2,871
Premises and equipment, net                  5,904        7,279
Deferred income tax benefit                      -           54
Other assets                                 3,816        5,447
                                          ---------------------
Total assets                              $184,732     $272,863
                                          =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                $ 48,877     $ 90,179
  Custodial escrow balances                 27,011       37,881
  Drafts payable                             8,817        5,961
  Payable for purchase of mortgage
   servicing rights                          1,312        8,044
  Federal Home Loan Bank of Dallas
   borrowings                               19,000       51,250
  Borrowed money                            65,093       42,431
  Other liabilities                          4,409        5,292
  Income taxes payable                         875        1,023
                                          ---------------------
Total liabilities                          175,394      242,061

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.0001;
   authorized 5,000,000 shares; no shares
   outstanding
  Common stock, par value $.0001;
   authorized 50,000,000 shares; issued
   and outstanding 3,888,939 and
   5,901,439 shares at December 31, 1995
   and 1996, respectively                        -            1
  Additional paid in capital                 2,626       20,816
  Retained earnings                          6,712        9,985
                                          ---------------------
Total shareholders' equity                   9,338       30,802
                                          ---------------------
Total liabilities and shareholders'
 equity                                   $184,732     $272,863
                                          =====================

See accompanying notes.

                           Matrix Capital Corporation
                       Consolidated Statements of Income
              (Dollars In thousands except per share information)

                                                 YEAR ENDED DECEMBER 31
                                             1994        1995        1996
                                          ----------------------------------
INTEREST INCOME
Loans and mortgage backed securities      $    6,681  $   10,412  $   16,084
Interest earning deposits                        334         318         408
                                          ----------------------------------
Total interest income                          7,015      10,730      16,492

INTEREST EXPENSE
Savings and time deposits                      1,210       1,892       3,292
Demand and money market deposits                 271         292         468
FHLB borrowings                                  213       1,113       2,039
Borrowed money                                 1,332       3,897       4,691
                                          ----------------------------------
Total interest expense                         3,026       7,194      10,490
                                          ----------------------------------
Net interest income before provision
 for loan and valuation losses                 3,989       3,536       6,002
Provision for loan and valuation losses          216         401         143
                                          ----------------------------------
Net interest income                            3,773       3,135       5,859

NONINTEREST INCOME
Loan administration                            6,926       7,749       8,827
Brokerage                                      4,017       4,787       4,364
Gain on sale of loans and mortgage
 backed securities                             1,590       3,272       3,369
Gain on sale of mortgage servicing
 rights                                          684       1,164       3,232
Loan origination                               1,294       2,069       1,561
Other                                            487         781       1,118
                                          ----------------------------------
Total noninterest income                      14,998      19,822      22,471

NONINTEREST EXPENSES
Compensation and employee benefits             7,719       8,586      10,604
Amortization of mortgage servicing
 rights                                        1,185       1,817       2,432
Occupancy and equipment                        1,067       1,124       1,415
Professional fees                                485         660         468
Data processing                                  492         529         604
Losses related to recourse sales                   -           -         787
Federal Deposit Insurance Corporation
 premiums                                        176         155         635
Other general and administrative               3,155       4,265       6,006
                                          ----------------------------------
Total noninterest expense                     14,279      17,136      22,951
                                          ----------------------------------
Income before income taxes                     4,492       5,821       5,379
Provision for income taxes                     1,846       2,260       2,106
                                          ----------------------------------
Net income                                $    2,646  $    3,561  $    3,273
                                          ==================================
Net income per common and common
 equivalent share                               $.71        $.91        $.76
                                          ==================================
Weighted average common and common
 equivalent shares                         3,750,001   3,927,629   4,297,448
                                          ==================================
See accompanying notes.

                           Matrix Capital Corporation

                Consolidated Statements of Shareholders' Equity

                             (Dollars In thousands)

                                               COMMON STOCK     ADDITIONAL
                                          --------------------   PAID IN    RETAINED
                                             SHARES     AMOUNT   CAPITAL    EARNINGS   TOTAL
                                          ---------------------------------------------------
Balance at December 31, 1993                 3,750,001  $   -      $ 2,525    $  505  $ 3,030
Net income                                           -      -            -     2,646    2,646
                                          ---------------------------------------------------
Balance at December 31, 1994                 3,750,001      -        2,525     3,151    5,676
Issuance of stock for services                 138,938      -          101         -      101
Net income                                           -      -            -     3,561    3,561
                                          ---------------------------------------------------
Balance at December 31, 1995                 3,888,939      -        2,626     6,712    9,338
Issuance of stock, net of issuance
 costs of $1,934                             2,012,500      1       18,190         -   18,191
Net income                                           -      -            -     3,273    3,273
                                          ---------------------------------------------------
Balance at December 31, 1996                 5,901,439  $   1      $20,816    $9,985  $30,802
                                          ===================================================

See accompanying notes.

                           Matrix Capital Corporation
                     Consolidated Statements of Cash Flows
                             (Dollars In thousands)

                                               YEAR ENDED DECEMBER 31
                                            1994        1995         1996
                                          ----------------------------------
OPERATING ACTIVITIES
Net income                                $  2,646     $  3,561     $  3,273
Adjustments to reconcile net income to
 net cash used by operating activities:
  Depreciation and amortization                414          743          893
  Provision for loan losses                    216          401          143
  Amortization of mortgage servicing
   rights                                    1,185        1,817        2,432
  Noncash compensation expense                   -          101            -
  Accretion of premium on deposits             (68)         (28)          (7)
  Deferred income taxes                        286          212          (54)
  Gain on sale of loans and mortgage
   backed securities                        (1,590)      (3,272)      (3,369)
  Gain on sale of mortgage servicing
   rights                                     (684)      (1,164)      (3,232)
  Losses related to recourse sales               -            -          787
  Loans originated for sale, net of loans
   sold                                     (4,681)     (38,591)       8,099
  Loans purchased for sale                 (80,048)     (91,774)    (159,015)
  Proceeds from sale of loans purchased
   for sale                                 62,727       70,159       57,395
  Gain on sale of premises and equipment         -            -          (78)
  Originated mortgage servicing rights,
   net                                           -         (885)        (441)
  Increase in other receivables and other
   assets                                   (2,116)      (3,685)        (750)
  Increase in other liabilities and
   income taxes payable                        684          307       (2,315)
                                          ----------------------------------
Net cash used by operating activities      (21,029)     (62,098)     (96,239)


INVESTING ACTIVITIES
Loans originated and purchased for
 investment                                   (423)      (2,919)     (15,048)
Principal repayments on loans               10,962       17,517       22,982
Purchase of Federal Home Loan Bank of
 Dallas stock                                 (536)        (814)        (917)
Purchases of premises and equipment         (1,804)      (1,910)      (2,181)
Purchase of land under development               -            -       (1,431)
Purchase of revenue anticipation
 warrants                                        -            -         (818)
Purchase of residential homes                    -            -       (1,003)
Acquisition of mortgage servicing rights    (3,920)      (9,654)     (10,410)
Proceeds from sale of mortgage
 servicing rights                              677        1,769        8,410
Proceeds from sale of available for
 sale securities                                 -            -       21,548
                                          ----------------------------------
Net cash provided by investing
 activities                                  4,956        3,989       21,132

FINANCING ACTIVITIES
Net increase (decrease) in deposits         (3,539)       6,995       41,309
Net increase (decrease) in custodial
 escrow balances                            (7,107)       2,324       10,870
Increase in revolving lines and
 repurchase agreements, net                 20,409       39,384       17,151
Repayments of notes payable                   (605)      (3,865)     (13,923)
Proceeds from notes payable                  2,893       12,933        6,924
Proceeds from senior subordinated notes          -        2,910            -
Repayment of financing arrangements           (639)        (307)        (564)
Proceeds from issuance of common stock           -            -       18,191
                                          ----------------------------------
Net cash provided by financing
 activities                                 11,412       60,374       79,958
                                          ----------------------------------
Increase (decrease) in cash and cash
 equivalents                                (4,661)       2,265        4,851
Cash and cash equivalents at beginning
 of year                                     9,363        4,702        6,967
                                          ----------------------------------
Cash and cash equivalents at end of year  $  4,702     $  6,967     $ 11,818
                                          ==================================

SUPPLEMENTAL DISCLOSURE OF NONCASH
 ACTIVITY
Payable for purchase of mortgage
 servicing rights                         $  1,763     $  1,312     $  8,044
                                          ==================================
Drafts payable                            $      -     $  8,817     $  5,961
                                          ==================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
Cash paid for interest expense            $  2,949     $  6,489     $ 10,598
                                          ==================================
Cash paid for income taxes                $  1,702     $  1,530     $  2,016
                                          ==================================

See accompanying notes.

                           Matrix Capital Corporation

                   Notes to Consolidated Financial Statements

                               December 31, 1996

1. ORGANIZATION

On June 30, 1993, Matrix Capital Corporation (Company) was formed and exchanged 1,000,000 shares of its common stock for 100 percent of the common stock of United Financial, Inc. (United Financial), Matrix Financial Services Corporation (Matrix Financial) and another company with minimal assets or operations. The merger was accounted for as a pooling of interests and, accordingly, the 1993 consolidated financial statements were restated to include the accounts and operations of the companies prior to the merger.

On October 18, 1996, the Company completed its initial public offering by selling 1,750,000 shares of common stock at a price of $10.00 per share. On November 18, 1996, the underwriters exercised their option to purchase an additional 262,500 shares of the Company's common stock (over-allotment) at the initial public offering price of $10.00. The net proceeds received in the offering were approximately $18.2 million.

On September 23, 1993 the Company acquired Dona Ana Savings Bank, FSB (changed its name to Matrix Capital Bank, herein referred to as Matrix Bank), a federally chartered savings and loan association. Upon the acquisition of Matrix Bank, the Company became a unitary savings and loan holding company which, through its subsidiaries, is engaged in a single industry segment, the financial services industries.

The Company's mortgage banking business is conducted through Matrix Financial, and was established with the primary objective of acquiring, originating and servicing residential mortgage loan servicing rights. Servicing mortgage loans involves the contractual right to receive a fee for processing and administering mortgage loan payments. The Company acquires servicing rights in the secondary market as well as through Matrix FinancialOs wholesale loan origination offices in the Atlanta, Denver, and Phoenix metropolitan areas, and through Matrix Bank with offices in Las Cruces, New Mexico and Sun City, Arizona.

In June 1996, Matrix Financial formed an operating subsidiary, Matrix Funding Corp., which purchased 154 acres of land for $1.3 million in cash for the purpose of developing residential and multi-family lots in Ft. Lupton, Colorado.

Matrix Bank serves its local community by providing a full range of personal and business depository services, offering residential and consumer loans, and providing, on a limited basis, commercial real estate loans. Matrix Bank's participation in the mortgage banking business includes the purchase of bulk residential loan portfolios, with the intent of reselling the majority of the loans, and extends to acquisitions of servicing portfolios, which are in turn subserviced by Matrix Financial.

                          Matrix Capital Corporation

1. ORGANIZATION (CONTINUED)

In May 1996, Matrix Bank formed an operating subsidiary, Sterling Finance Co., Inc. (Sterling Finance), which acquired substantially all the assets of an origination and seller of subprime automobile retail installment sales contracts for approximately $47,000 in cash. The assets acquired (fixed assets and prepaid expenses) were purchased at their estimated fair value and no goodwill was recorded. On December 31, 1996, Matrix Bank sold the fixed assets and the name of Sterling Finance to a third party buyer and ceased its subprime auto lending operations.

United Financial provides brokerage and consulting services to financial institutions and financial services companies in the mortgage banking industry, primarily related to the brokerage and analysis of residential mortgage loan servicing rights, corporate and mortgage loan servicing portfolio valuations, and, to a lesser extent, consultation and brokerage services in connection with mergers and acquisitions of mortgage banking entities.

United Special Services, Inc. (USS), a wholly owned subsidiary of the Company formed in June 1995, provides real estate management and disposition services to financial services companies and financial institutions, including Matrix Financial and Matrix Bank.

United Capital Markets (UCM), a wholly owned subsidiary of the Company formed in December 1996, focuses on risk management services for institutional clients.

2. SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and to general practices within the financial services industry.

The following is a description of the more significant policies which the Company follows in preparing and presenting its consolidated financial statements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

                          Matrix Capital Corporation

2. ACCOUNTING POLICIES (CONTINUED)

Loans Held for Sale

Loans originated or purchased with the intent for sale in the secondary market are carried at the lower of cost, net of discounts or premiums, or estimated market value in the aggregate. Market value is determined using forward sale commitments to permanent investors or current market rates for loans of similar quality and type. Net unrealized losses, if any, would be recognized in a valuation allowance by charges to income. Discounts or premiums on loans held for sale are not accreted or amortized into income on an interest method, however discounts and premiums related to payments of loan principal are recorded in interest income. The loans are primarily secured by one to four family residential real estate located throughout the United States.

Gains and losses on loan sales are recognized at the time of sale. Gains and losses are calculated based upon the total consideration received, after provisions to cover estimated future servicing costs and recourse provisions. Losses related to recourse provisions in excess of the amount originally provided are accrued as a liability at the time such additional losses are determined, and recorded as part of noninterest expense.

Loans Held for Investment

Loans held for investment are stated at unpaid principal balances (since it is the Company's intention to hold the loans until maturity), less unearned discounts and premiums, deferred loan fees, loans in process, and allowance for loan losses. Premiums, discounts and net origination fees on loans are amortized to interest income over the contractual life of the related loans using the interest method.

Allowance for Loan Losses

In January 1995, the Company adopted Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, amended in October 1994 by Statement No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, hereinafter collectively referred to as Statement No. 114. Under Statement No. 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. Statement No. 114 applies to all loans except large groups of smaller-balance homogeneous loans, which are collectively evaluated, loans measured at fair value or at the lower of cost or fair value, leases and debt securities. The statement does not address the overall adequacy of the allowance for loan losses.

                          Matrix Capital Corporation

2. ACCOUNTING POLICIES (CONTINUED)

Potential impaired loans of the Company, as defined by Statement No. 114, include only commercial, real estate construction and commercial real estate mortgage loans classified as nonperforming loans. Impairment allowances are considered by the Company in determining the overall adequacy of the allowance for loan losses. The adoption of Statement No. 114 resulted in no material change in the allowance for loan losses. When a loan is identified as "impaired," accrual of interest ceases. The Company had no impaired loans, as defined by Statement No. 114, as of or for the years ended December 31, 1995 and 1996, respectively.

The Company evaluates its mortgage loans collectively due to their homogeneous nature. The allowance for loan losses is calculated, in part, based on historical loss experience. In addition, management takes into consideration other factors such as any qualitative evaluations of individual classified assets, geographic and portfolio concentrations, new products or markets, evaluations of the changes in the historical loss experience component, and projections of this component into the current and future periods based on current knowledge and conditions. After an allowance has been established for the loan portfolio, management establishes an unallocated portion of the allowance for loan losses, which is attributable to factors that cannot be associated with a specific loan or loan portfolio. These factors include general economic conditions, recognition of specific regional geographic concerns, and trends in portfolio growth. Loan losses are charged against the allowance when the probability of collection is considered remote. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably foreseeable losses in the current loan portfolio.

Loans are placed on nonaccrual status when full payment of principal or interest is in doubt, or generally when they are past due ninety days as to either principal or interest. Previously accrued but unpaid interest is reversed and charged against interest income and future accruals are discontinued. Interest payments received on nonaccrual loans are recorded as interest income unless there is doubt as to the collectibility of the recorded investment. In those cases, cash received is recorded as a reduction in principal.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight line method over the estimated lives of the assets, which range from three to seven years for office furniture, equipment and software and 30 years for buildings.

                          Matrix Capital Corporation

2. ACCOUNTING POLICIES (CONTINUED)

Mortgage Servicing Rights (MSR)

On January 1, 1995, the Company adopted Statement No. 122, Accounting for Mortgage Servicing Rights. Since Statement No. 122 prohibits retroactive application, the historical accounting results for 1994 have not been restated, and accordingly, the accounting results for 1995 and 1996 are not directly comparable to the results for prior periods.

With the adoption of this statement, the Company recognizes originated mortgage servicing rights (OMSRs) as an asset separate from the underlying originated mortgage loan by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their respective fair values. Mortgage servicing rights are carried at the lower of cost (allocated cost for OMSRs), less accumulated amortization, or fair value. Mortgage servicing rights are amortized in proportion to and over the period of the estimated future net servicing income.

The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor to reflect the predominant risk characteristics. To determine the fair value of mortgage servicing rights, the Company uses a valuation model that calculates the present value of future cash flows to determine the fair value of the mortgage servicing rights. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income which includes estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. As of December 31, 1996, no valuation allowance was required and the fair value of the aggregate mortgage servicing rights was approximately $29,900,000.

Gain on Sale of Servicing Rights

The Company complies with EITF Issue No. 95-5, Determination of What Constitutes a Sale of Mortgage Loan Servicing Rights, such that the gain on sale of servicing rights is recognized when substantially all the risks and rewards inherent in owning the mortgage servicing rights have been transferred to the buyer, and any protection provisions retained by the Company are minor and can be reasonably estimated.

Drafts Payable

Drafts payable represent the in transit outstanding funding of a new loan by the Company via a negotiable instrument, however, the instrument has not yet been presented to the bank for payment. Presentation to the bank generally occurs within one to three days.

                          Matrix Capital Corporation

2. ACCOUNTING POLICIES (CONTINUED)

Loan Administration Income

Loan administration income represents service fees and other income earned from servicing loans for various investors. Loan administration income includes service fees that are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Income is recognized when the related payments are received.

Brokerage Income

Brokerage income represents fees earned related to brokerage and consulting services. Brokerage income is recognized when earned.

Loan Origination Income

Loan origination income for loans originated for sale, which includes all mortgage origination fees, secondary marketing activity and servicing-released premiums on mortgage loans sold, net of outside origination costs, is recognized as income at the time the loan is sold.

Loan origination income for loans originated for investment, which includes mortgage origination fees and certain direct costs associated with loan originations, is deferred and amortized as a yield adjustment over the contractual life of the related loan using the interest method, adjusted for estimated prepayments.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant.

In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. Statement No. 123 allows for a fair value based method of accounting for employee stock options and similar equity instruments awarded after December 31, 1995. The Company has elected to account for stock-based compensation plans in accordance with APB Opinion No. 25 and to follow the pro forma net income, pro forma earnings per share, and stock-based compensation plan disclosure requirements set forth in Statement No. 123.

                          Matrix Capital Corporation

2. ACCOUNTING POLICIES (CONTINUED)

Foreclosed Real Estate

Real estate acquired through foreclosure, deed in lieu of foreclosure or in judgment is carried at the lower of fair value, minus estimated costs to sell, or the related loan balance at the date of foreclosure. Valuations are periodically performed by management and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its fair value, minus estimated costs to sell. The net carrying value of foreclosed real estate, which is classified in other assets, was $835,000 and $788,000 at December 31, 1995 and 1996, respectively.

Acquired Real Estate

Costs directly attributable to the acquisition, development, and construction of land development are capitalized. Such costs include preacquisition costs, direct project costs, and holding costs. The investment in land development is carried at the lower of cost, which includes capitalized costs, or net realizable value. Net unrealized losses, if any, would be recognized in a valuation allowance. As of December 31, 1996 there was no valuation allowance necessary for the land development.

Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. The subsidiaries are charged for the taxes applicable to their profits calculated on the basis of filing separate income tax returns. Matrix Bank qualifies as a savings and loan association for income tax purposes.

The Company follows Statement No. 109, Accounting for Income Taxes, which uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Fair Value of Financial Instruments

In 1995, the Company adopted Statement No. 107, Disclosures about Fair Value of Financial Instruments, which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, where it is practicable to estimate their value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard,

                          Matrix Capital Corporation

2. ACCOUNTING POLICIES (CONTINUED)

the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. For additional information refer to Note 14 - Financial Instruments.

Cash and Cash Equivalents

Cash equivalents, for purposes of the statements of cash flows, consist of cash and interest earning deposits with banks with original maturities when purchased of three months or less.

Net Income Per Share

Net income per common and common equivalent share are computed based on the weighted average number of common shares outstanding during each period and the dilutive effect, if any, of stock options outstanding.

Impact of Recently Issued Accounting Standards

In June 1996, the FASB issued Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and is effective for periods beginning after December 31, 1996. Transactions covered by Statement No. 125 include securitizations, sales of partial interests in financial assets, repurchase agreements, securities lending, pledges of collateral, loan syndications and participations, sales of receivables with recourse, servicing of mortgages and other loans, and in-substance defeasances. The statement uses a "financial components" approach that focuses on control to determine the proper accounting for financial asset transfers. Under that approach, after financial assets are transferred, an entity would recognize on the balance sheet all assets it controls and liabilities it has incurred. It would remove from the balance sheet those assets it no longer controls and liabilities it has satisfied.

If the entity has surrendered control over the transferred assets, the transaction would be considered a sale. Control is considered surrendered only if the assets are isolated from the transferor; the transferee has the right to pledge or exchange the assets or is a qualifying special-purpose entity; and the transferor does not maintain effective control over the assets through an agreement to repurchase or redeem them. If those conditions do not exist, the transfer would be accounted for as a secured borrowing.

                          Matrix Capital Corporation

2. ACCOUNTING POLICIES (CONTINUED)

The Company will adopt Statement No. 125 in the first quarter of 1997 and, based on current circumstances, does not believe the effect of adoption will be material to its consolidated financial statements.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

3. LOANS RECEIVABLE

Loans Held for Investment

Loans held for investment consist of the following:

                                                               DECEMBER 31
                                                            1995         1996
                                                           ---------------------
                                                              (In thousands)
        Residential loans                                   $ 9,349      $16,625
        Multi-family and commercial real estate               7,544        8,734
        Construction loans                                      577        1,319
        Consumer loans and other                              3,381        3,704
                                                           ---------------------
                                                             20,851       30,382
        Less:
        Loans in process                                        499          254
        Purchase discounts, net                                 414          239
        Unearned discounts on consumer loans                     14            9
        Allowance for loan losses                               227          270
        Specific valuation allowance on purchased loans         122           50
                                                           ---------------------
                                                              1,276          822
                                                           ---------------------
                                                            $19,575      $29,560
                                                           =====================

Activity in the allowance for loan
 losses is summarized as follows:

                                                      YEAR ENDED DECEMBER 31
                                                   1994        1995         1996
                                                  ------------------------------
                                                          (In thousands)
        Balance at beginning of year              $ 196     $   220      $   227
        Provision for loan losses                    24           -           34
        Charge-offs                                   -         (42)          (6)
        Recoveries                                    -          49           15
                                                  ------------------------------
        Balance at end of year                    $ 220     $   227      $   270
                                                  ==============================

                          Matrix Capital Corporation

3. LOANS RECEIVABLE (CONTINUED)

Nonaccrual loans in the loans held for investment portfolio totaled approximately $440,000 and $335,000 or 2.1 percent and 1.1 percent of the total loans held for investment portfolio at December 31, 1995 and 1996, respectively.

Matrix Bank at December 31, 1996 had commitments to extend credit on consumer and construction loans of approximately $3,885,000.

Loans Held for Sale

Loans held for sale consist of the following as of December 31:

                                                     1995         1996
                                                    ---------------------
                                                       (In thousands)
        First mortgage loans                        $133,622     $185,080
        Automobile installment contracts                   -        1,315
                                                    ---------------------
                                                     133,622      186,395
        Less:
        Purchase discounts, net                        5,816        2,825
        Valuation allowance                              716          769
                                                    ---------------------
                                                       6,532        3,594
                                                    ---------------------
                                                    $127,090     $182,801
                                                    =====================
Activity in the valuation allowance is
 summarized as follows:

                                                        YEAR ENDED DECEMBER 31
                                                   1994         1995         1996
                                                  -------------------------------
                                                           (In thousands)

        Balance at beginning of year              $ 342     $    508     $    716
        Provision for valuation allowance           192          401          109
        Charge-offs                                 (26)        (198)         (64)
        Recoveries                                    -            5            8
                                                  -------------------------------
        Balance at end of year                    $ 508     $    716     $    769
                                                  ===============================

                          Matrix Capital Corporation

3. LOANS RECEIVABLE (CONTINUED)

Nonaccrual loans related to the loans held for sale portfolio aggregated approximately $5,098,000 and $3,568,000 at December 31, 1995 and 1996,
respectively. Approximately $1,123,000 and $722,000 at December 31, 1995 and 1996, respectively, of the nonaccrual loans relate to a 90 percent senior participation interest acquired by the Company in a $22,000,000 passthrough certificate, with an outstanding balance of $5,115,000 at December 31, 1996, secured by single family residential real estate mortgages which are classified as loans held for sale. Losses incurred related to loans underlying the passthrough certificate are first charged to the subordinate participation interest, which was approximately $1.8 million at December 31, 1996.

Interest income that would have been recorded for all nonaccrual loans was approximately $140,000, $156,000, and $120,000 during the years ended December 31, 1994, 1995, and 1996, respectively.

During 1996, the Bank formed two mortgage backed securities with an unpaid principal balance of approximately $21,000,000 from its loans held for sale portfolio. During the year ended December 31, 1996, the Company recognized a gross gain on the sale of mortgage backed securities of approximately $171,000 and the taxes related to this sale were approximately $68,000.

On December 31, 1996, Matrix Bank sold the fixed assets and the right to the name of Sterling Finance to a third party buyer and ceased its subprime auto lending operations. During the time that Matrix Bank owned Sterling Finance, it purchased numerous automobile retail installment contracts and sold approximately $18,500,000 of such contracts, subject to certain recourse provisions. During 1996, Sterling Finance was required to repurchase approximately $2,500,000 of automobile installment contracts and repossessed automobiles pursuant to the recourse provisions. Included in loans held for sale at December 31, 1996 is approximately $1,220,000, net of discount, of these automobile installment contracts. Matrix Bank had a recourse liability recorded of approximately $600,000 at December 31, 1996 for the potential loss exposure related to these automobile installment contracts and repossessed automobiles.

Matrix Bank has received a signed letter from the purchaser of the automobile retail installment contracts that no additional repurchases will be required, except with respect to certain terms and conditions in the purchase and sale agreement, which are primarily limited to fraudulent misrepresentations by the borrowers under the contracts. No instances of significant fraudulent misrepresentations have been identified to date and it is the opinion of the Company's management that there are no material repurchase obligations remaining under the purchase and sale agreement.

Additionally, in other assets is approximately $500,000 in repossessed automobiles which represents the estimated fair value of the automobiles, less estimated costs to sell.

                          Matrix Capital Corporation

4. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                               DECEMBER 31
                                           1994    1995    1996
                                          ----------------------
                                              (In thousands)
      Land                                $  417  $  532  $  692
      Buildings                            3,068   3,761   4,257
      Leasehold improvements                 118     127     248
      Office furniture and equipment       1,407   1,721   2,863
      Other equipment                        186     960     975
                                          ----------------------
                                           5,196   7,101   9,035
      Less:  accumulated depreciation and
         amortization                        738   1,197   1,756
                                          ----------------------
                                          $4,458  $5,904  $7,279
                                          ======================

Included in occupancy and equipment expense is depreciation and amortization expense of premises and equipment of approximately $414,000, $467,000, and $659,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

5. MORTGAGE SERVICING RIGHTS

The activity in the MSRs is summarized as follows:

                                                  YEAR ENDED DECEMBER 31
                                              1994       1995         1996
                                            ---------------------------------
                                                     (In thousands)
      Balance at beginning of year          $ 1,818      $ 6,183      $13,817
      Purchases                               5,550        9,203       17,142
      Originated, net of OMSRs sold               -          885          441
      Amortization                           (1,185)      (1,817)      (2,432)
      Transfer of MSR to FHLMC (Note 12)          -            -         (110)
      Sales                                       -         (637)      (5,178)
                                            ---------------------------------
      Balance at end of year                $ 6,183      $13,817      $23,680
                                            =================================

Accumulated amortization of mortgage servicing rights aggregated approximately $9,495,000 and $11,347,000 at December 31, 1995 and 1996, respectively.

                          Matrix Capital Corporation

5. MORTGAGE SERVICING RIGHTS (CONTINUED)

The Company's servicing activity is diversified throughout 48 states with concentrations at December 31, 1996 in California, New York and Texas of approximately 27.2 percent, 8.6 percent and 16.4 percent, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced. As of December 31, 1995 and 1996, the Company subserviced loans for others of approximately $85,000,000 and $140,000,000, respectively.

The Company's servicing portfolio (excluding subserviced loans) comprised the following:

                                                            DECEMBER 31,
                                                1995                     1996
                                         --------------------------------------------------
                                                    PRINCIPAL
                                          NUMBER     BALANCE     NUMBER   PRINCIPAL BALANCE
                                         OF LOANS  OUTSTANDING  OF LOANS      OUTSTANDING
                                         --------------------------------------------------
                                                     (Dollars In thousands)
FHLMC                                       9,453   $  671,966    12,107      $  666,218
FNMA                                        7,820      483,947    13,426         764,632
GNMA                                          271       12,883     9,379         278,700
Other VA, FHA, and conventional loans       7,414      427,589    12,870         795,486
                                          ------------------------------------------------
                                           24,958   $1,596,385    47,782      $2,505,036
                                          ================================================

The Company's custodial escrow balances shown in the accompanying consolidated balance sheets pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced on behalf of others and owned by the Company, aggregating approximately $26,769,000 and $27,381,000 at December 31, 1995 and 1996, respectively. The Company also has custodial accounts on deposit from other mortgage companies aggregating approximately $242,000 and $10,500,000 at December 31, 1995 and 1996, respectively. The
Companies custodial accounts are maintained at Matrix Bank in noninterest bearing accounts. The balance of the custodial accounts fluctuate from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of the taxes and insurance payments.

The mortgage servicing portfolio includes recourse servicing equal to approximately 0.7 and 0.4 percent of the total owned at December 31, 1995 and 1996, respectively. A reserve for losses is recorded, as appropriate, for loans serviced for others, in which the investor has recourse to the Company, which had a balance of approximately $52,000, $49,000 and $61,000 at December 31, 1994 and 1995 and 1996, respectively. Additionally, in certain circumstances the Company is required to make advances for escrow and foreclosure costs for loans which it services. The Company experienced losses for unrecoverable advances of approximately $34,000, $144,000, and $28,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

                          Matrix Capital Corporation

6. DEPOSITS

Deposit account balances are summarized as follows:

                                                           DECEMBER 31
                                  ----------------------------------------------------------
                                             1995                            1996
                                  ----------------------------------------------------------
                                                     (Dollars In thousands)
                                                       WEIGHTED                    WEIGHTED
                                                       AVERAGE                     AVERAGE
                                  AMOUNT    PERCENT      RATE    AMOUNT   PERCENT    RATE
                                  ----------------------------------------------------------
Passbook accounts                 $ 2,358     4.82%      3.40%  $ 2,757     3.06%     3.45%
NOW accounts                        3,832     7.84       1.49     4,732     5.25      1.66
Money market accounts               6,167    12.62       4.38     9,455    10.48      4.43
                                  -------   ------       ----   -------   ------      ----
                                   12,357    25.28       3.18    16,944    18.79      3.59
Certificate accounts               36,513    74.72       5.97    73,235    81.21      5.85
                                  -------   ------       ----   -------   ------      ----
                                   48,870   100.00%              90,179   100.00%
                                            ======                        ======
Purchase premium                        7                             -
                                  -------                       -------
                                  $48,877                       $90,179
                                  =======                       =======
Weighted-average interest rate                           5.23%                        5.36%
                                                         ====                         ====

Contractual maturities of certificate accounts as of December 31, 1996:

                       Under 12         12 to 36        36 to 60
                        months           months          months
                       ------------------------------------------
                                   (In thousands)

 3.00-3.99%            $   104        $        -        $       -
 4.00-4.99%                807                 -                -
 5.00-5.99%             43,211             5,663              318
 6.00-6.99%              8,078             8,737            3,211
 7.00-7.99%              2,409               258              395
 8.00-10.50%                 -                41                3
                       ------------------------------------------
                       $54,609        $   14,699        $   3,927
                       ==========================================

                          Matrix Capital Corporation

6. DEPOSITS (CONTINUED)

Interest expense on deposits is summarized as follows:


                               YEAR ENDED DECEMBER 31
                            1994       1995        1996
                           -------------------------------
                                  (In thousands)

Passbook accounts           $   72      $   85      $   82
NOW accounts                    76          52          63
Money market                   195         240         405
Certificates of deposit      1,138       1,807       3,210
                           -------------------------------
                            $1,481      $2,184      $3,760
                           ===============================

The aggregate amount of deposit accounts with a balance greater than $100,000 was approximately $2,066,000 and $5,457,000 at December 31, 1995 and 1996 respectively.

                          Matrix Capital Corporation

7. BORROWED MONEY
Borrowed money is summarized as follows:

                                                DECEMBER 31
                                            1995           1996
                                          ----------------------
                                              (In thousands)
Term Notes Payable

Note payable to a third-party financial
 institution due in annual principal
 installments of $286,101, plus
 interest, through 2003, collateralized
 by the common stock of Matrix Bank;
 interest at prime plus 1.0 percent.      $ 2,289         $2,003


Notes payable to a third-party
 financial institution due in 28
 consecutive quarterly installments,
 secured by MSRs; interest at prime
 plus 2.0 percent and fixed at 10
 percent.                                     631            521


Note payable to a bank, secured by a
 deed of trust on real estate, unpaid
 principal balance plus interest due
 June 1998; interest at prime plus 1.0
 percent.                                     921            938


$13,500,000 servicing acquisition loan
 agreement with a bank, secured by
 MSRs, due at the earlier of the
 maturity of the MSRs or amortized over
 five to six years from the date of the
 borrowing through June 2002; interest
 at federal funds rate plus 2.75
 percent (8.05 percent at December 31,
 1996); $12,000,000 available at
 December 31, 1996.                         8,709          1,500


Senior subordinated notes, interest at
 13 percent payable semiannually,
 unsecured and maturing July 2002, with
 mandatory redemptions of $727,500 on
 each of July 15, 1999, 2000 and 2001.      2,910          2,910


Note payable to a third-party financial
 institution due in monthly
 installments through 2000, secured by
 equipment; interest at the one year
 treasury rate plus 2.4 percent.              786            731


Note payable to a bank, secured by a
 deed of trust on real estate, interest
 due monthly at prime plus 1 percent,
 unpaid principal due July 21, 1998.            -            845

Other, interest at prime plus 2.0 percent     201              -
                                          ----------------------
Total term notes                           16,447          9,448

                          Matrix Capital Corporation

7. BORROWED MONEY (CONTINUED)

                                               DECEMBER 31
                                            1995          1996
                                          ----------------------
                                            (In thousands)
Revolving Lines
$50,000,000 revolving warehouse loan
  agreement (with a $2,500,000 working
  capital sublimit) with banks, secured
  by mortgage loans held for sale,
  mortgage servicing rights, eligible
  servicing advance receivables and
  eligible delinquent mortgage
  receivables; interest at federal funds
  rate plus 1.0 to 2.25 percent (6.50
  and 7.55 percent average rate at
  December 31, 1996 for the warehouse
  loan and working capital loan,
  respectively); $18,496,000 available
  overall and $2,500,000 available under
  the working capital sublimit at
  December 31, 1996.                      $46,833        $31,504
                                          ----------------------
                                           46,833         31,504

Other

Financing agreement with a bank,
 secured by Ft. Lupton Subordinated
 Series 1996 A1 revenue anticipation
 warrants, interest is at 5 percent and
 is due based on the semi-annual bonds
 payments, unpaid principal due at bond
 maturity.                                      -            800

Agreements with a bank and an
 investment bank to sell mortgage loans
 originated by the Company under
 agreements to repurchase.  The
 agreement can be terminated upon 90
 days written notice by either party;
 interest at the higher of the prime
 rate or note rate on the loans.  Total
 commitment amount of these agreements
 is $20,000,000, with $20,000,000
 available at December 31, 1996.              570              -

MSR financing (see below).                  1,243            679
                                          ----------------------
                                            1,813          1,479
                                          ----------------------
                                          $65,093        $42,431
                                          ======================

                          Matrix Capital Corporation

7. BORROWED MONEY (CONTINUED)

On January 31, 1997, the Company renegotiated the revolving credit facilities for its $50,000,000 warehouse loan agreement, including the working capital element, and its $13,500,000 servicing acquisition loan agreement. With this renegotiation, the aggregate amount of revolving warehouse lines of credit facilities was increased to $60.0 million, the aggregate amount of the servicing acquisition facility was increased to $30.0 million, and the aggregate amount of the working capital facility was increased to $10.0 million. The $10.0 million working capital facility became a separate component to the revolving credit facilities, and is no longer a sublimit to the warehouse loan agreement. The new credit facility agreement requires Matrix Financial to maintain, among other things, (i) total shareholder's equity of at least $10.0 million plus 100 percent of capital contributed after January 1, 1997, plus 50 percent of cumulative quarterly net income, (ii) adjusted net worth, as defined, of at least $12.0 million, (iii) a servicing portfolio of at least $2.0 billion, (iv) principal debt of term line borrowings of no more than the lesser of 70 percent of the appraised value of the mortgage servicing portfolio or 1.25 percent of the unpaid principal balance of the mortgage servicing portfolio, (v) a ratio of total adjusted debt to adjusted tangible net worth of no more than eight to one, and (vi) a ratio of cash flow to current maturities of long-term debt and any capital leases of at least 1.3 to 1.0.

The terms of the senior subordinated notes limit cash dividends to an amount equal to 50 percent of consolidated net income as long as the dividend does not exceed 10 percent of consolidated shareholders' equity. The Company may redeem the senior subordinated notes, in whole or in part, at any time after July 15, 1998 at a redemption price of 102 percent of par through July 14, 1999 and, thereafter, at par, plus accrued and unpaid interest. The Company was obligated to register under the Securities Act of 1933 the senior subordinated notes on or before February 1, 1997. Since such registration statement was not effected by February 1, 1997, the interest rate increased to 14 percent.

As of December 31, 1996 the maturities of term notes payable during the next five years and thereafter are as follows:

                                           (In thousands)

    1997                                       $  648
    1998                                        2,500
    1999                                        1,493
    2000                                        1,499
    2001                                        1,479
    Thereafter                                  1,829
                                           --------------
                                               $9,448
                                           ==============

                          Matrix Capital Corporation

7. BORROWED MONEY (CONTINUED)

The Company must comply with certain financial and other covenants related to the foregoing debt agreements including the maintenance of specific ratios, net worth and other amounts as defined in the credit agreements. At December 31, 1996, the Company was in compliance with these covenants.

MSR Financing

In 1992 and 1994 the Company entered into two unrelated transactions with portions of its owned servicing portfolio which were accounted for as financings due to various terms of the agreements regarding continuing involvement. Amounts due to the other parties under the financings had balances of approximately $1,243,000 and $679,000 at December 31, 1995 and 1996, respectively. The MSRs pledged as collateral for the loans relate to mortgage loans with unpaid principal balances of approximately $125,000,000 and $74,000,000 at December 31, 1995 and 1996, respectively. One of these financing arrangements was completely paid off in 1996. In the remaining financing arrangement, the Company retains a portion of the servicing income associated with the pledged or related MSRs, with the balance of the servicing income paid to the other parties as a reduction of the debt and interest. The implicit interest rate of the financing varies depending on the servicing income derived from the MSRs.

A portion of the payment made under this arrangement is recorded as interest expense on the level yield method. The amounts due the other parties are payable solely from the servicing income derived from the MSRs, and there is no implicit or explicit guarantee as to repayment. The total amounts paid to the other parties aggregated approximately $717,000, $620,000 and $785,000 during the years ended December 31, 1994, 1995 and 1996, respectively.

8. FEDERAL HOME LOAN BANK OF DALLAS BORROWINGS

Federal Home Loan Bank of Dallas borrowings aggregated $19,000,000 and $51,250,000 at December 31, 1995 and 1996, respectively. The advances bear interest at rates which adjust daily and are based on the mortgage repo rate. All advances are secured by first mortgage loans of Matrix Bank and all Federal Home Loan Bank of Dallas stock.

Matrix Bank has a commitment from the Federal Home Loan Bank of Dallas for advances of approximately $55,000,000 at December 31, 1996. Matrix Bank adopted a collateral pledge agreement whereby it has agreed to keep on hand, at all times, first mortgages free of all other pledges, liens, and encumbrances with unpaid principal balances aggregating no less than 170 percent of the outstanding secured advances from the Federal Home Loan Bank of Dallas. All stock in the Federal Home Loan Bank of Dallas is pledged as additional collateral for these advances.

                          Matrix Capital Corporation

9. INCOME TAXES

The income tax provision consists of the following:


                                  YEAR ENDED DECEMBER 31
                                   1994    1995    1996
                                 -------------------------
                                       (In thousands)
Current
 Federal                         $1,350  $1,630  $1,720
 State                              210     418     440
Deferred
 Federal                            236     169     (42)
 State                               50      43     (12)
                                 -------------------------
                                 $1,846  $2,260  $2,106
                                 =========================

A reconciliation of the provision for income taxes with the expected income taxes based on the statutory federal income tax rate follows:

                                  YEAR ENDED DECEMBER 31
                                   1994    1995    1996
                                 -------------------------
                                       (In thousands)

Expected income tax provision    $1,530  $1,979   $1,829
State income taxes                  270     293      282
Other                                46     (12)      (5)
                                 -------------------------
                                 $1,846  $2,260   $2,106
                                 =========================

                          Matrix Capital Corporation

9. INCOME TAXES (CONTINUED))

Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes shown below.

                                                     DECEMBER 31
                                                1995            1996
                                                ---------------------
                                                   (In thousands)
        Deferred tax assets:
          Allowance for losses                  $ 190           $ 551
          Discounts and premiums                  177             108
          Amortization of servicing rights        160               -
          Other                                    51              82
                                                ---------------------
        Total deferred tax assets                 578             741

        Deferred tax liabilities:
          Gain on sale of loans                  (275)           (279)
          Amortization of servicing rights          -            (106)
          Depreciation                           (241)           (302)
          Other                                   (62)              -
                                                ----------------------
        Total deferred tax liabilities           (578)           (687)
                                                ----------------------
        Net deferred tax asset                  $   -           $  54
                                                ======================

10. REGULATORY

The Company is a unitary thrift holding company and, as such, is subject to the regulation, examination and supervision of the Office of Thrift Supervision
(OTS).

Matrix Bank is also subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, actions by regulators that, if undertaken, could have a direct material effect on Matrix Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Matrix Bank must meet specific capital guidelines that involve quantitative measures of the Matrix Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Matrix Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                          Matrix Capital Corporation

10. REGULATORY (CONTINUED)

Quantitative measures established by regulation to ensure capital adequacy require Matrix Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to total assets (as defined). Management believes, as of December 31, 1996, that Matrix Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the OTS categorized Matrix Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Matrix Bank must maintain minimum total risk-based, Tier I risk based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                 To Be Well Capitalized
                                                 For Capital     Under Prompt Corrective
                                 Actual       Adequacy Purposes    Action Provisions
                             --------------   -----------------  -----------------------
                             Amount   Ratio   Amount    Ratio      Amount      Ratio
                             ------   -----   ------    -----    ---------   -----------
                                              (In thousands)
As of December 31, 1996
 Total Capital (to Risk
  Weighted Assets)           $12,406   11.1%   $8,979     8.0%     $11,224   10.0%

 Tier I Capital (to Risk
  Weighted Assets)            11,367   10.1     4,489     4.0        6,734    6.0

 Tier I Capital (to Average
  Assets)                     11,367    7.8     5,803     4.0        7,254    5.0

As of December 31, 1995
 Total Capital (to Risk
  Weighted Assets)             8,321   13.3%    4,997     8.0%       6,246   10.0%

 Tier I Capital (to Risk
  Weighted Assets)             7,540   12.1     2,499     4.0        3,748    6.0

 Tier I Capital (to Average
  Assets)                      7,540    7.2     4,195     4.0        5,243    5.0


The various federal banking statutes to which Matrix Bank is subject also include other limitations regarding the nature of the transactions in which it can engage or assets it may hold or liabilities it may incur.

Matrix Bank is required to maintain balances with the Federal Reserve Bank of Dallas in a noninterest earning account based on a percentage of deposit liabilities. Such balances averaged $888,0000 and $659,000 in 1995 and 1996, respectively.

                          Matrix Capital Corporation

10. REGULATORY (CONTINUED)

Matrix Bank is required by Federal regulations to maintain a minimum level of liquid assets of five percent. Matrix Bank exceeded the Federal requirement at December 31, 1995 and 1996, respectively.

Matrix Financial is subject to examination by various regulatory agencies involved in the mortgage banking industry. Each regulatory agency requires the maintenance of a certain amount of net worth, the most restrictive of which required $1,224,000 at December 31, 1995 and $1,709,000 at December 31, 1996.

11. SHAREHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company consists of 50,000,000 shares with a par value of $.0001 per share. There were 3,888,939 and 5,901,439 shares of common stock outstanding at December 31, 1995 and 1996, respectively. Holders of common stock are entitled to receive dividends when, and if, declared by the board of directors. Each share of common stock entitles the holders thereof to one vote, and cumulative voting is not permitted.

Preferred Stock

The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.0001 per share. The board of directors is authorized, without further action of the shareholders of the Company, to issue from time to time shares of preferred stock in one or more series and with such relative rights, powers, preferences, and limitations as the board of directors may determine at the time of issuance. Such shares may be convertible into common stock and may be superior to the common stock in the payment of dividends, liquidation, voting and other rights, preferences and privileges.

Stock Option Plan

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                          Matrix Capital Corporation

11. SHAREHOLDERS' EQUITY (CONTINUED)

In September 1996, the board of directors and shareholders adopted the 1996 Stock Option Plan, which amended and restated the Company's stock option plan adopted in 1995. The Company's 1996 Stock Option Plan has authorized the grant of options to substantially all of the Company's full-time employees and directors for up to 525,000 shares of the Company's common stock. All options granted have ten year terms and vest based on the determination by the Company's compensation committee.

The 1996 Stock Option Plan authorized the granting of incentive stock options ("Incentive Options") and nonqualified stock options ("Nonqualified Options") to purchase common stock to eligible persons. The 1996 Stock Option Plan is currently administered by the compensation committee (administrator) of the board of directors. The 1996 Stock Option Plan provides for adjustments to the number of shares and to the exercise price of outstanding options in the event of a declaration of stock dividend or any recapitalization resulting in a stock split-up, combination or exchange of shares of common stock.

No Incentive Option may be granted with an exercise price per share less than the fair market value of the common stock at the date of grant. The Nonqualified Options may be granted with any exercise price determined by the administrator of the 1996 Stock Option Plan. The expiration date of an option is determined by the administrator at the time of the grant, but in no event may an option be exercisable after the expiration of ten years from the date of grant of the option.

The 1996 Stock Option Plan further provides that in most instances an option must be exercised by the optionee within 30 days after the termination of the consulting contract between such consultant and the Company or termination of the optionee's employment with the Company, as the case may be, if and to the extent such option was exercisable on the date of such termination.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 5.4 percent and 6.0 percent; a dividend yield of zero percent; volatility factors of the expected market price of the Company's common stock of .39 and .39; and a weighted-average expected life of the option of four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                          Matrix Capital Corporation

11. SHAREHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):

                                                 YEAR ENDED DECEMBER 31
                                                   1995          1996
                                                 ---------------------
Pro forma net income                              $3,446        $3,237
Pro forma earnings per share:
  Primary                                           0.88          0.75
  Fully diluted                                     0.88          0.75

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                  1995              1996
                                          ---------------------------------------
                                                     WEIGHTED             WEIGHTED
                                                     AVERAGE               AVERAGE
                                                     EXERCISE              XERCISE
                                          OPTIONS      PRICE    OPTIONS      PRICE
                                          ----------------------------------------
Outstanding, beginning of year                  -    $       -    79,500   $ 5.13
Granted                                    79,500         5.13   129,600    10.00
Exercised                                       -            -         -        -
Forfeited                                       -            -         -        -
                                           ------                -------
Outstanding, end of year                   79,500    $    5.13   209,100   $ 8.15
                                           ======                =======
Exercisable at end of year                 39,750    $    5.13    87,000   $ 5.55

Weighted average fair value of options
 granted during the year                  $  2.19                $  4.06

Exercise prices for options outstanding as of December 31, 1996 ranged from $5.13 to $10.00. The weighted average remaining contractual life of those options is 9.1 years.

Restricted Net Assets

As a result of the regulatory requirements and debt covenants, substantially all of the net assets of the Company are restricted at December 31, 1995 and 1996.

                          Matrix Capital Corporation

11. SHAREHOLDERS' EQUITY (CONTINUED)

Warrants

The Company issued warrants exercisable for an aggregate of 75,000 shares of its common stock to its primary underwriters upon the closing of the Company's initial public offering. The warrants are exercisable from time to time during the four years after the one year anniversary of their date of grant, and are not transferable during the first year after their grant. The exercise price for the shares of common stock underlying such warrants is $12 per share. The shares of common stock underlying such warrants are entitled to certain demand and incidental registration rights.

12. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Employee Stock Purchase Plan

In September 1996, the board of directors and shareholders adopted the Matrix Capital Corporation Employee Stock Purchase Plan ("Purchase Plan") and reserved 125,000 shares of common stock ("ESPP Shares") for issuance thereunder. The Purchase Plan became effective upon consummation of the initial public offering. The price at which ESPP shares are sold under the Purchase Plan is 85 percent of the lower of the fair market value per share of common stock on the enrollment or the purchase date.

Leases

The Company leases office space and certain equipment under noncancelable operating leases. Annual amounts due under the office and equipment leases as of December 31, 1996 are approximately as follows:

              (In thousands)


    1997               $370
    1998                267
    1999                 54
    2000                 21
    2001                  1
              -------------
                       $713
              =============

Total rent expense aggregated approximately $481,000, $437,000 and $349,000, for the years ended December 31, 1994, 1995 and 1996, respectively.

                          Matrix Capital Corporation

12. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

Loan Commitments and Hedging

In the ordinary course of business, the Company makes commitments to originate residential mortgage loans (Pipeline) and holds originated loans until delivery to an investor. Inherent in this business is a risk associated with changes in interest rates and the resulting change in the market value of the Pipeline and funded loans. The Company mitigates this risk through the use of mandatory and nonmandatory forward commitments to sell loans. At December 31, 1995, the Company had $93,133,000 in Pipeline and funded loans offset with mandatory forward commitments of $64,743,000 and nonmandatory forward commitments of $15,267,000. At December 31, 1996, the Company had $62,578,000 in Pipeline and funded loans offset with mandatory forward commitments of $49,150,000 and nonmandatory forward commitments of $8,144,000. The inherent value of the forward commitments is considered in the determination of the lower of cost or market for the Pipeline and funded loans. The Company does not hold any other derivatives at December 31, 1995 or 1996.

Land Development Commitment

In June 1996, the Company purchased 154 acres of land for $1.3 million in cash for the purpose of developing residential and multi-family lots in Ft. Lupton, Colorado. As part of the acquisition, the Company entered into a Residential Facilities Development Agreement (Development Agreement) with the City of Ft. Lupton. The Development Agreement is a residential and planned unit development agreement providing for the orderly planning, engineering and development of a golf course and surrounding residential community. The City of Ft. Lupton is responsible for the development of the golf course and the Company is responsible for the development of the surrounding residential lots.

The Development Agreement sets forth a mandatory obligation on the part of the Company to pay the City of Ft. Lupton pledged enhancement assessments of $600,000. These pledged enhancement assessments require the Company to pay the city a $2,000 fee each time the Company sells a developed residential lot. The Company is obligated to pay a minimum of $60,000 in assessment fees per year beginning in 1998 through 2007.

The Company also entered into a development management agreement with a local developer to complete the development of the land. The terms of the agreement specify that the Company is to earn a preferred rate of return on its investment and, once the initial amount of its investment has been returned, the remaining profits are split equally. The development management agreement obligates the Company to provide up to an additional $500,000 of funds for development. The Company has no other financial obligations to the developer beyond the $500,000. As of December 31, 1996, the Company has included in its basis in the development $38,000 in capitalized interest costs. At December 31, 1996, the total basis of the land development is $1,431,000 and is classified in other assets in the accompanying consolidated balance sheets.

                          Matrix Capital Corporation

12. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

Financing Agreement

In 1996, the Company purchased $800,000 of City of Fort Lupton Subordinated Series 1996 A1 revenue anticipation warrants, with interest at 9.75 percent and due December 15, 2015. The warrants are classified as other receivables in the accompanying consolidated balance sheets. The Company entered into an agreement with a bank to sell the warrants, subject to certain repurchase obligations resulting from the bank's annual remarketing of the bonds, with interest at five percent. The Company entered into a letter of credit agreement of $825,000 to guarantee its repurchase obligation.

Contingencies

Matrix Bank has received demands from an investor for repurchase of loans related to a servicing portfolio purchased by Matrix Bank from an unrelated third-party mortgage banker (Seller). The repurchase demand is pursuant to a claim of breach of covenants and warranties by the Seller related to documentation deficiencies in connection with the origination and sale of the loans. In January 1996, Matrix Bank commenced suit against the Seller to recover, among other things, the purchase price paid for certain residential mortgage loans. In connection with the lawsuit and the servicing portfolio at issue, Matrix Bank has full representations and warranties from the Seller. Since the representations and warranties have not been honored by the Seller, Matrix Bank included a cause of action in the lawsuit seeking to compel the Seller to repurchase the portfolio. During 1996, the servicing relating to FHLMC was transferred to FHLMC for no consideration. Matrix Bank accrued a liability of approximately $500,000 at December 31, 1995 and $420,000 at December 31, 1996 for the potential loss exposure related to the pending repurchase requests which, in the opinion of management, is adequate for estimated future losses.

The Company is a defendant in two lawsuits filed in 1996 that seek class action status, which allege that the Company breached the terms of plaintiffs' promissory notes and mortgages by imposing certain changes at the time the plaintiffs prepaid their mortgage loans. The Company has entered into an agreement, which is subject to court approval, to settle one lawsuit and dismiss the other lawsuit. A settlement order of dismissal was entered into for the dismissed lawsuit on November 13, 1996.

In January 1997, a preliminary approval of the settlement was granted by the Court. Notice to class members was mailed in January 1997 and published in February 1997. The settlement agreement requires the Company to establish a settlement fund of $640,000 which covers the costs of notice and class administration, attorneys' fees, and recovery to class members. As of December 31, 1996, the Company accrued a liability of approximately $600,000 related to the settlement. In the opinion of management, the accrued liability at December 31, 1996 is adequate as the actual payments made from the settlement fund is dependent on the response rate from the plaintiff class members. The final approval hearing for the settlement is scheduled for April 1997.

                          Matrix Capital Corporation

12. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

The Company and its subsidiaries are parties to various other litigation matters, in most cases involving ordinary and routine claims incidental to the business of the Company. The ultimate legal and financial liability of the Company, if any, with respect to such pending litigation cannot be estimated with certainty, but the Company believes, based on its examination of such matters, that such ultimate liability will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Related Party Transactions

The Company has a note receivable from an affiliate of $750,000 at December 31, 1995 and 1996, which bears interest at 13 percent and is due October 1, 2000. The note is secured by a secondary lien on the assets of the affiliate. The Company leases office space to the affiliate for approximately $8,500 per month. The lease expires in September 1997, but the Company anticipates that it will be renewed.

At December 31, 1995 and December 31, 1996, the Company had an unsecured loan receivable from a shareholder of approximately $80,000, which bears interest at the prime rate and is due December 31, 1997.

13. DEFINED CONTRIBUTION PLAN

The Company has a 401(k) defined contribution plan (Plan) covering all employees who have elected to participate in the Plan. Each participant may make pretax contributions to the Plan up to 15 percent of such participant's earnings with a maximum of $9,500 in 1996. The Company makes a matching contribution of 25 percent of the participant's total contribution. Matching contributions made by the Company vest over six years. The cost of the plan approximated $46,000, $61,000 and $83,000 during the years ended December 31, 1994, 1995 and 1996, respectively.

14. FINANCIAL INSTRUMENTS

Off-Balance Sheet Risk and Concentration of Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of its business. These instruments are commitments to originate or purchase first mortgage loans and forward loan sale commitments (see Note 12) and involve credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

Commitments to originate or purchase mortgage loans amounted to approximately $18,900,000 at DecemberE31, 1996. Additionally, the Company has a $400,000 commitment to lend funds on a secured basis. The Company plans to fund the commitments in its normal commitment period. The Company evaluates each customer's creditworthiness on a case-by-case basis.

                          Matrix Capital Corporation

14. FINANCIAL INSTRUMENTS (CONTINUED)

The Company's credit risks comprised the outstanding loans held for sale and loans held for investment as shown in the consolidated balance sheets, and loans sold with recourse aggregating approximately $354,000 and $16,214,000 at December 31, 1995 and 1996, respectively. The loans are located throughout the United States and are collateralized primarily by a first mortgage on the property.

Fair Value of Financial Instruments

The carrying amounts and estimated fair value of financial instruments are as follows:

                                                       DECEMBER 31
                                                  1995                1996
                                          ------------------  ------------------
                                          CARRYING    FAIR    CARRYING    FAIR
                                           AMOUNT    VALUE     AMOUNT    VALUE
                                          --------------------------------------
                                                      (In thousands)
Financial assets:
   Cash                                   $  1,381  $  1,381  $  2,319  $  2,319
   Interest earnings deposits                5,586     5,586     9,499     9,499
   Loans held for sale, net                127,090   130,638   182,801   183,741
   Loans held for investment, net           19,575    19,829    29,560    29,824
   Federal Home Loan Bank of Dallas stock    1,954     1,954     2,871     2,871
Financial liabilities:
   Deposits                                 48,877    49,283    90,179    90,401
   Custodial escrow balances                27,011    27,011    37,881    37,881
   Drafts payable                            8,817     8,817     5,961     5,961
   Payable for purchase of MSRs              1,312     1,312     8,044     8,044
   Federal Home Loan Bank of Dallas
    borrowings                              19,000    19,000    51,250    51,250

   Borrowed money                           65,093    65,093    42,431    42,431

The following methods and assumptions were used by the Company in estimating the fair value of the financial instruments:

The carrying amounts reported in the balance sheet for cash, interest earnings deposits, Federal Home Loan Bank of Dallas stock, drafts payable, payable for purchase of MSRs, Federal Home Loan Bank of Dallas borrowings, and borrowed money approximate those assets and liabilities' fair values.

                          Matrix Capital Corporation

14. FINANCIAL INSTRUMENTS (CONTINUED)

The fair values of loans are based on quoted market prices where available or outstanding commitments from investors. If quoted market prices are not available, fair values are based on quoted market prices of similar loans sold in securitization transactions, adjusted for differences in loan characteristics. The fair value of forward sale commitments are included in the determination of the fair value of loans held for sale.

The fair value disclosed for demand deposits (e.g., interest and noninterest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected periodic maturities on time deposits. The component commonly referred to as deposit base intangible, was not estimated at December 31, 1995 and 1996 and is not considered in the fair value amount. The fair value disclosed for custodial escrow balances liabilities (noninterest checking) is, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).

                          Matrix Capital Corporation

15. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Matrix Capital Corporation (Parent Company) is as follows:

                                                December 31
                                           1994     1995     1996
                                         --------------------------
CONDENSED BALANCE SHEETS                        (In thousands)
Assets:
  Cash                                    $    180  $    11  $    45
  Other receivables                              -      804      872
  Premises and equipment, net                1,154    1,371    1,405
  Other assets                                 303      515      507
  Investment in and advances to
    subsidiaries                             8,924   13,853   34,731
                                          --------------------------
Total assets                               $10,561  $16,554  $37,560
                                          ==========================
Liabilities and shareholders' equity:
  Borrowed money (a)                       $ 4,052  $ 6,751  $ 6,372
  Other liabilities                            833      465      386
                                          --------------------------
Total liabilities                            4,885    7,216    6,758
Shareholders' equity:
  Common stock                                   -        -        1
  Additional paid in capital                 2,525    2,626   20,816
  Retained earnings                          3,151    6,712    9,985
                                          --------------------------
Total shareholders' equity                   5,676    9,338   30,802
                                          --------------------------
Total liabilities and shareholders'
 equity                                    $10,561  $16,554  $37,560
                                          ==========================

(a) The Parent's debt consists of a note payable to a third party financial institution secured by common stock at Matrix Bank, note payable to a bank secured by a deed of trust on real estate, senior subordinated notes and a note payable to a third party financial institution secured by MSRs. The Parent also guarantees the revolving warehouse and servicing acquisition loan agreements. See Note 7 for additional information regarding the debt.

                          Matrix Capital Corporation

15. PARENT COMPANY CONDENSED FINANCIAL INFORMATION (CONTINUED)

As of December 31, 1995, the maturities of term notes payable during the next five years and thereafter are as follows:

                                                                 (In thousands)
1997                                                                 $  439
1998                                                                  1,291
1999                                                                  1,123
2000                                                                  1,123
2001                                                                  1,096
Thereafter                                                            1,300
                                                                     ------
                                                                     $6,372
                                                                     ======

                                                 Year Ended December 31
                                             1994         1995       1996
                                          ----------------------------------
                                                        (In thousands)
CONDENSED STATEMENTS OF INCOME
Income:
  Interest income on loans                $     -      $    44      $   142
  Other                                       472          374          130
                                          ----------------------------------
Total income                                  472          418          272

Expenses:
  Compensation and employee benefits          767        1,042        1,344
  Occupancy and equipment                      18           92          299
  Interest on borrowed money                  170          592          805
  Professional fees                            82          112          138
  Other general and administrative             81          704          328
                                          ----------------------------------
Total expenses                              1,118        2,542        2,914
                                          ----------------------------------
Loss before income taxes and equity in
 income of subsidiaries                      (646)      (2,124)      (2,642)
Income taxes (b)                                -            -            -
                                          ----------------------------------
Loss before equity in income of
 subsidiaries                                (646)      (2,124)      (2,642)
Equity in income of subsidiaries            3,292        5,685        5,915
                                          ----------------------------------
Net income                                 $2,646      $ 3,561      $ 3,273
                                          ==================================

(b) The Company's tax sharing agreement with its subsidiaries provides that the subsidiaries will pay the Parent an amount equal to its individual current income tax provision calculated on the basis of the subsidiary filing a separate return. In the event a subsidiary incurs a net operating loss in future periods, the subsidiary will be paid an amount equal to the current income tax refund the subsidiary would be due as a result of carryback of such loss, calculated on the basis of the subsidiary filing a separate return. Accordingly, the parent's condensed statements of income do not include any income tax benefit for the current losses.

                          Matrix Capital Corporation

15. PARENT COMPANY CONDENSED FINANCIAL INFORMATION (CONTINUED)

                                                    Year Ended December 31
                                                1994       1995         1996
                                               ---------------------------------
                                                     (In thousands)
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
  Net income                                   $ 2,646      $ 3,561     $  3,273
  Adjustments to reconcile net income to
   net cash provided (used) by operating
   activities:
     Equity in income of subsidiaries           (3,292)      (5,685)      (5,915)
     Dividend from subsidiaries                  1,368        2,207        1,642
     Depreciation and amortization                   5           34          127
     Increase (decrease) in other liabilities      410         (368)         (78)
     Increase in other receivables and other      (202)      (1,016)        (133)
      assets
     Noncash compensation expense                    -          101            -
                                               ---------------------------------
Net cash provided (used) by operating              935       (1,166)      (1,084)
  activities

Investing activities:
  Purchases of premises and equipment           (1,159)        (251)         (88)
  Investment in and advances to                 (1,904)      (1,451)     (16,606)
    subsidiaries                               ---------------------------------
Net cash used by investing activities           (3,063)      (1,702)     (16,694)

Financing activities:
  Repayments of notes payable                     (185)      (1,133)        (438)
  Proceeds from notes payable                    2,487          922           59
  Proceeds from senior subordinated notes            -        2,910            -
  Proceeds from the sale of common stock             -            -       18,191
                                               ---------------------------------
Net cash provided by financing
 activities                                      2,302        2,699       17,812
                                               ---------------------------------
Increase (decrease) in cash and cash               174         (169)          34
 equivalents
Cash and cash equivalents at beginning
 of year                                             6          180           11
                                               ---------------------------------
Cash and cash equivalents at end of year       $   180      $    11     $     45
                                               =================================

16. SUBSEQUENT EVENT

On February 5, 1997, the Company acquired The Vintage Group Inc. ("Vintage") with the issuance of 779,592 shares of the Company's common stock. The transaction will be accounted for as a pooling of interests. Vintage's subsidiaries, Sterling Trust Company ("Sterling Trust") and Vintage Financial Services Corporation ("VFSC") are located in Waco, and Arlington, Texas, respectively. Sterling Trust is a nonbank trust company specializing in self-directed qualified retirement plans, individual retirement accounts, custodial, and directed trust accounts. As of December 31, 1996, Sterling Trust had in excess of 23,000 accounts with assets under administration of over $1.1 billion. VFSC, whose name has been changed to First Matrix Investment Services Corp., is a NASD broker/dealer that provides services to individuals and deferred contribution plans.