Form 10-Q
period 1997-03-31
MATRIX CAPITAL CORP /CO/
filed 1997-05-15
CIK 944725

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarter Ended March 31, 1997               Commission File No. 0-21231
                                                                       -------



                           MATRIX CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               COLORADO                                     84-1233716
---------------------------------------      -----------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)


1380 LAWRENCE STREET, SUITE 1410, DENVER, COLORADO                      80204
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code              (303) 595-9898
                                                            --------------------


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.



               YES        X                     NO
                        -----                         -------


Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on May 2, 1997 was 6,681,031 shares.

                                TABLE OF CONTENTS




PART I            Financial Information

    ITEM 1.       Condensed Consolidated Balance Sheets -
                        March 31, 1997 (unaudited) and December 31, 1996.........................3

                  Condensed Consolidated Statements of Operations -
                        Three months ended March 31, 1997 and 1996 (unaudited)...................4

                  Condensed Consolidated Statements of Changes in Shareholders' Equity
                        Three months ended March 31, 1997 and 1996 (unaudited)...................5

                  Condensed Consolidated Statements of Cash Flows
                        Three months ended March 31, 1997 and 1996 (unaudited)...................6

                  Notes to Unaudited Condensed Consolidated Financial Statements.................7

    ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                        Results of Operations....................................................10

PART II           Other Information

    ITEM 1.             Legal Proceedings........................................................18

    ITEM 2.             Changes in Securities....................................................18

    ITEM 3.             Defaults upon Senior Securities..........................................18

    ITEM 4.             Submissions of Matters to a Vote of  Security Holders....................18

    ITEM 5.             Other Information........................................................18

    ITEM 6.             Exhibits and Reports on Form 8-K.........................................18

SIGNATURES.......................................................................................20

                          PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           Matrix Capital Corporation
                      Condensed Consolidated Balance Sheets
                             (Dollars In thousands)
                                   (unaudited)

                                                                                       MARCH 31,          DECEMBER 31,
                                                                                         1997                 1996
                                                                                ------------------  -------------------
ASSETS
Cash                                                                                $    19,247          $    2,320
Interest earning deposits                                                                 5,033               9,754
Loans held for sale, net                                                                285,845             182,801
Loans held for investment, net                                                           33,644              29,560
Mortgage servicing rights, net                                                           38,450              23,680
Other receivables                                                                        22,818               9,353
Federal Home Loan Bank of Dallas stock                                                    2,912               2,871
Premises and equipment, net                                                               7,807               7,942
Other assets                                                                              6,720               6,462
                                                                                ------------------  -------------------
Total assets                                                                           $422,476            $274,743
                                                                                ==================  ===================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits                                                                          $  181,976           $  90,179
   Custodial escrow balances                                                             69,440              37,881
   Drafts payable                                                                         7,544               5,961
   Payable for purchase of mortgage servicing rights                                      7,389               8,044
   Federal Home Loan Bank of Dallas borrowings                                           34,000              51,250
   Borrowed money                                                                        80,197              42,431
   Other liabilities                                                                      6,204               5,502
   Income taxes payable                                                                   1,518               1,041
                                                                                ------------------  -------------------
Total liabilities                                                                       388,268             242,289

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $.0001; authorized 5,000,000 shares; no shares outstanding
   Common stock,  par value $.0001;  authorized  50,000,000  shares;  issued and outstanding 6,681,031 and 5,901,439 shares at March 31, 1997 and December
     31, 1996, respectively                                                                   1                   1
   Additional paid in capital                                                            22,197              22,197
   Retained earnings                                                                     12,010              10,256
                                                                                ------------------  -------------------
Total shareholders' equity                                                               34,208              32,454
                                                                                ------------------  -------------------
Total liabilities and shareholders' equity                                             $422,476            $274,743
                                                                                ==================  ===================

See accompanying notes.

                           Matrix Capital Corporation
                 Condensed Consolidated Statements of Operations

               (Dollars In thousands except per share information)

                                   (unaudited)

                                                                                     QUARTER ENDED
                                                                                       MARCH 31,
                                                                               1997                1996
                                                                         ------------------   ----------------
INTEREST INCOME
  Loans                                                                   $     5,084          $     3,655
  Interest earning deposits                                                       412                   92
                                                                         ------------------   ----------------
    Total interest income                                                       5,496                3,747

INTEREST EXPENSE
  Interest on deposits                                                          1,648                  706
  Interest on borrowings                                                        1,498                1,911
                                                                         ------------------   ----------------
    Total interest expense                                                      3,146                2,617
                                                                         ------------------   ----------------
  Net interest income before provision for loan and valuation losses            2,350                1,130
Provision for loan and valuation losses                                            92                   33
                                                                         ------------------   ----------------
  Net interest income                                                           2,258                1,097

NONINTEREST INCOME
  Loan administration                                                           3,982                2,140
  Brokerage                                                                     1,137                  684
  Trust services                                                                  879                  779
  Gain on sale of loans                                                           118                  436
  Gain on sale of mortgage servicing rights                                     1,411                    -
  Loan origination                                                                641                 (301)
  Other                                                                           775                  398
                                                                         ------------------   ----------------
    Total noninterest income                                                    8,943                4,136

NONINTEREST EXPENSES
  Compensation and employee benefits                                            3,461                2,827
  Amortization of mortgage servicing rights                                     1,527                  501
  Occupancy and equipment                                                         501                  414
  Professional fees                                                               200                  100
  Data processing                                                                 152                  153
  Other general and administrative                                              2,485                1,256
                                                                         ------------------   ----------------
    Total noninterest expense                                                   8,326                5,251
                                                                         ------------------   ----------------
    Income (loss) before income taxes                                             2,875                  (18)
  Provision for income taxes (benefit)                                          1,121                  (14)
                                                                         ------------------   ----------------
    Net income (loss)                                                    $      1,754         $         (4)
                                                                         ==================   ================
Net income per common and common equivalent share                        $       0.26         $       0.00
                                                                         ==================   ================
Weighted average common and common equivalent shares                        6,748,145            4,707,247
                                                                         ==================   ================

See accompanying notes.

                           Matrix Capital Corporation
            Condensed Consolidated Statements of Shareholders' Equity

                             (Dollars In thousands)
                                   (unaudited)


                                                COMMON STOCK             ADDITIONAL
                                        -----------------------------      PAID IN          RETAINED
                                           SHARES          AMOUNT          CAPITAL          EARNINGS         TOTAL
                                        --------------  -------------   ---------------  ---------------  -------------
Three months ended March 31, 1997
----------------------------------------

Balance at December 31, 1996                6,681,031   $         1       $   22,197       $   10,256       $   32,454
Net income                                          -             -                -            1,754            1,754
                                        ==============  =============   ===============  ===============  =============
Balance at March 31, 1997                   6,681,031   $         1       $   22,197       $   12,010       $   34,208
                                        ==============  =============   ===============  ===============  =============



See accompanying notes.

                           Matrix Capital Corporation
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars In thousands)
                                   (unaudited)

                                                                                        QUARTER ENDED
                                                                                          MARCH 31,
                                                                                   1997              1996
                                                                                ------------     -------------
OPERATING ACTIVITIES
Net income (loss)                                                                  $ 1,754       $       (4)
Adjustments to reconcile net income to net cash used by operating activities:
   Depreciation and amortization                                                       370              227
   Provision for loan and valuation losses                                              92               33
   Amortization of mortgage servicing rights                                         1,527              501
   Accretion of premium on deposits                                                      -               (3)
   Gain on sale of loans                                                              (118)            (436)
   Gain on sale of mortgage servicing rights                                        (1,411)               -
   Loans originated for sale, net of loans sold                                    (10,790)         (28,930)
   Loans purchased for sale                                                       (106,330)         (50,678)
   Proceeds from sale of loans purchased for sale                                    5,455           10,135
   Originated mortgage servicing rights, net                                           (14)            (705)
   Increase in other receivables and other assets                                  (13,572)          (3,383)
   Increase in other liabilities and income taxes payable                            2,762            9,307
                                                                                ------------     -------------
Net cash used by operating activities                                             (120,275)         (63,936)
INVESTING ACTIVITIES
Loans originated and purchased for investment                                       (1,625)          (1,128)
Principal repayments on loans                                                        5,947            4,775
Purchase of Federal Home Loan Bank of Dallas stock                                     (41)            (665)
Purchases of premises and equipment                                                   (145)            (439)
Acquisition of mortgage servicing rights                                           (24,865)             (33)
Dividends paid                                                                           -              (66)
Proceeds from sale of mortgage servicing rights                                      9,338                -
                                                                                ------------     -------------
Net cash provided (used) by investing activities                                   (11,391)           2,444
FINANCING ACTIVITIES
Net increase in deposits                                                            91,797            6,337
Net increase in custodial escrow balances                                           31,559            1,422
Increase (decrease) in revolving lines and repurchase agreements, net               (6,695)          51,064
Repayments of notes payable                                                         (2,051)            (370)
Proceeds from notes payable                                                         29,300            1,259
Repayment of financing arrangements                                                    (38)             (82)
                                                                                ------------     -------------
Net cash provided by financing activities                                          143,872           59,630
                                                                                ------------     -------------
Increase (decrease) in cash and cash equivalents                                    12,206           (1,862)
Cash and cash equivalents at beginning of year                                      12,074            7,428
                                                                                ------------     -------------
Cash and cash equivalents at end of year                                          $ 24,280         $  5,566
                                                                                ============     =============
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY
Payable for purchase of mortgage servicing rights                                 $  7,389         $    151
                                                                                ============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense                                                    $  2,979         $  2,546
                                                                                ============     =============
Cash paid for income taxes                                                        $    609         $    569
                                                                                ============     =============

See accompanying notes.

                           MATRIX CAPITAL CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   Three Months Ended March 31, 1997 and 1996

(1)  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes hereto included in Matrix Capital Corporation's ("Company") annual report on Form 10-K for the year ended December 31, 1996.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements for earnings per common share ("EPS"). SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 - "Earnings per Share" ("APB 15") with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company is required to adopt SFAS 128 with its December 31, 1997 financial statements and restate all prior-period EPS data. The Company will continue to account for EPS under APB 15 until that time. Management does not expect the adoption of SFAS 128 will have a material impact on the Company.

On February 5, 1997 the Company completed its acquisition of The Vintage Group Inc. ("Vintage"), and its two subsidiaries, Sterling Trust Company ("Sterling Trust") and First Matrix Investment Services Corp. ("First Matrix"). Under the terms of the agreement and plan of merger, the acquisition was accounted for as a pooling of interests, and the purchase price of $11.25 million was paid through the issuance of 779,592 shares of common stock of the Company. The financial information for all prior periods presented has been restated to present the combined financial condition and results of operations of both companies as if the stock purchase had been in effect for all periods presented.

(2)  MORTGAGE SERVICING RIGHTS

The activity in the Mortgage Servicing Rights ("MSRs") is summarized as follows:

                                                             QUARTER
                                                              ENDED               YEAR ENDED
                                                             MARCH 31,           DECEMBER 31,
                                                               1997                  1996
                                                         -----------------      ----------------
                                                           (unaudited)
                                                                     (In thousands)
            Balance at beginning of period             $     23,680           $     13,817
            Purchases                                        24,210                 17,142
            Originated                                           14                    441
            Amortization                                     (1,527)                (2,432)
            Transfer of MSR to FHLMC                              -                   (110)
            Sales                                            (7,927)                (5,178)
                                                         -----------------      ----------------
            Balance at end of period                   $     38,450           $     23,680
                                                         =================      ================

Accumulated amortization of mortgage servicing rights aggregated approximately $12,874,000 and $11,347,000 at March 31, 1997 and at December 31, 1996,
respectively.

The Company's servicing portfolio (excluding subserviced loans) was comprised of the following:

                                           QUARTER ENDED                          YEAR ENDED
                                             MARCH 31,                           DECEMBER 31,
                                               1997                                  1996
                                  -------------------------------      ----------------------------------
                                    NUMBER           PRINCIPAL            NUMBER            PRINCIPAL
                                   OF LOANS           BALANCE            OF LOANS            BALANCE
                                                    OUTSTANDING                            OUTSTANDING
                                  ------------     ---------------     --------------    ----------------
                                             (unaudited)
                                                          (Dollars in thousands)
        FHLMC                          12,912    $        779,702             12,107   $         666,218
        FNMA                           13,109             750,802             13,426             764,632
        GNMA                           28,016           1,174,120              9,379             278,700
        Other VA, FHA, and
            conventional loans         12,871             794,592             12,870             795,486
                                  ============     ===============     ==============    ================
                                       66,908    $      3,499,216             47,782   $       2,505,036
                                  ============     ===============     ==============    ================


The Company's custodial escrow balances shown in the accompanying consolidated balance sheets pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced on behalf of others and owned by the Company, aggregating approximately $55,866,000, and $27,381,000 at March 31, 1997 and at December 31, 1996, respectively. The Company also had custodial escrow accounts on deposit for other mortgage companies aggregating approximately $13,574,000 and $10,500,000 at March 31, 1997 and December 31, 1996, respectively.

(3)  DEPOSITS

Deposit account balances are summarized as follows:

                                   QUARTER ENDED                                YEAR ENDED
                                   MARCH 31, 1997                                DECEMBER 31, 1996
                         ----------------------------------         ------------------------------------
                                                 WEIGHTED                                     WEIGHTED
                                                 AVERAGE                                      AVERAGE
                             AMOUNT   PERCENT      RATE                AMOUNT     PERCENT       RATE
                         -------------- -------  ----------         ------------- ---------   ----------
                                 (unaudited)
                                                     (Dollars in thousands)

Passbook accounts     $       3,036    1.67 %      3.97 %        $      2,757      3.06 %       3.45 %
NOW accounts                 88,643   48.71        3.37                 4,732      5.25         1.66
Money market
accounts                     10,516    5.78        4.40                 9,455     10.48         4.43
Certificate accounts         79,781   43.84        5.89                73,235     81.21         5.85
                      ============== =======  ==========         ============= =========   ==========
    Total deposits    $     181,976  100.00 %      4.83 %        $     90,179    100.00 %       5.36 %
                      ============== =======  ==========         ============= =========   ==========

(4)  COMMITMENTS AND CONTINGENCIES

At March 31, 1997, the Company had outstanding commitments to originate and purchase loans of $34.2 million and commitments to sell loans of $44.0 million.

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

         On May 14, 1997, the Company received a claim from the purchaser of certain of the automobile loans sold prior to and in connection with the disposition of the assets of the Sterling Finance Co., Inc. subsidiary of Matrix Bank. The purchaser demands that the Company repurchase approximately $6.3 million in automobile loans for which automobile titles were allegedly not delivered prior to the expiration of the time period set for delivery in the purchase and sale agreement governing the purchase and sale of such loans. However, as of the date hereof, the Company had delivered titles or proof of liens with respect to all but approximately $700,000 of such loans. The purchaser also demands that the Company pay it interest on the loans sold, regardless of whether or not such loans are current, accrued up through the date of repurchase. The Company believes that such demand is inappropriate and that the maximum amount that it will be required to repurchase in connection with this claim should not exceed approximately $700,000, of which approximately half of such loans were performing in accordance with the terms of the loans as of May 15, 1997. The Company is presently negotiating the settlement of this matter. Nevertheless, if the claim results in litigation, there can be no assurance that the Company will not be required to repurchase all of such loans and pay all other amounts demanded by the purchaser. Such a result would likely have a material adverse effect on the Company's results of operations and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's principal activities consist of the purchase and sale of portfolios of mortgage loans and mortgage servicing rights, administration of portfolios of mortgage loans, consulting and brokerage activities involving mortgage loan servicing, and real estate management and disposition services. In addition to the services associated with the mortgage industry, the Company is involved in deposit generation and trust services. These activities are conducted through the Company's wholly-owned subsidiaries, Matrix Financial Services Corporation ("Matrix Financial"), United Financial, Inc. ("United Financial"), Matrix Capital Bank ("Matrix Bank"), United Special Services, Inc. ("USS"), and United Capital Markets, Inc. ("UCM"). On February 5, 1997 the Company completed its acquisition of The Vintage Group Inc. ("Vintage"). Vintage's subsidiaries, Sterling Trust Company ("Sterling Trust") and First Matrix Investment Services Corp. ("First Matrix") are located in Waco, and Arlington, Texas, respectively. Sterling Trust was incorporated in 1984 as a Texas independent, non-bank trust company specializing in self-directed qualified retirement plans, individual retirement accounts, custodial, and directed trust accounts. As of March 31, 1997, Sterling Trust had in excess of 26,000 accounts with assets under administration of approximately $1.2 billion. First Matrix is a NASD broker/dealer that provides services to individuals and deferred contribution plans.

The principal components of the Company's revenues consist of net interest income recorded by Matrix Bank and Matrix Financial, loan administration fees generated by Matrix Financial, brokerage fees realized by United Financial and loan origination fees and gains on sales of residential mortgage loans and residential mortgage servicing rights generated by Matrix Financial and Matrix Bank.

The Company's results of operations are likely to be influenced by changes in general economic and competitive conditions and more particularly by changes in market interest rates. Fluctuations in these factors will have an effect on the volume of loan origination's, mortgage loan prepayments and the value of the Company's mortgage servicing portfolio and loan portfolio.

FORWARD-LOOKING INFORMATION

Certain information contained in this quarterly report constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" contained in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 1997, constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.

RESULTS OF OPERATIONS FOR THE
QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

NET INCOME; RETURN ON AVERAGE EQUITY. Net income increased $1.8 million to $1.8 million for the period ended March 31, 1997 as compared to a $4,000 loss for the period ended March 31, 1996. Return on average equity increased to 21.05% for the period ended March 31, 1997 as compared to (0.15)% for the period ended March 31, 1996. The increase in return on average equity was due to the increase in net income for the first quarter of 1997 compared to the loss in 1996 created by the $1.9 million secondary marketing loss recognized in the first quarter of 1996 see "--Loan origination."

NET INTEREST INCOME. Net interest income before provision for loan and valuation losses increased $1.2 million, or 108.0% to $2.3 million for the period ended March 31, 1997 as compared to $1.1 million for the period ended March 31, 1996. The increase was attributable to positive increases in the net interest margin and volume of earning assets. The Company's net interest margin increased to 3.58% for the period ended March 31, 1997 as compared to 2.81% for the period ended March 31, 1996. This change was attributable to the decrease in the Company's cost of interest bearing liabilities, which declined to 5.83% for the period ended March 31, 1997, as compared to 7.02% for the quarter ended March 31, 1996, netted against a decrease in the yield on interest earning assets, which decreased to 8.38% for the period ended March 31, 1997, as compared to 9.31% for the period ended March 31,1996. The decrease in the Company's yield on interest earning assets was related to the yield on loans (net), which was primarily attributable to a decrease in the amortization and payoff of loans which had significant discounts in first quarter 1996. The decrease in the cost of interest bearing liabilities was attributable to the lower cost of borrowed funds and additional no cost or low cost deposits. The Company's average interest earning assets increased $101.2 million, or 62.8%, to $262.3 million for the period ended March 31, 1997, as compared to $161.1 million for the period ended March 31, 1996. This increase was attributable primarily to the increase in the deposits associated with the additional mortgage servicing custodial escrow balances and the deposits directed from Sterling Trust. For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

PROVISION FOR LOAN AND VALUATION LOSSES. Provision for loan and valuation losses increased $59,000, or 178.8% to $92,000 for the period ended March 31, 1997 as compared to $33,000 for the period ended March 31, 1996. This increase was primarily attributable to the increase in the dollar amount of loans held for sale.

LOAN ADMINISTRATION. Loan administration fees increased $1.9 million, or 86.1% to $4.0 million for the period ended March 31, 1997 as compared to $2.1 million for the period ended March 31, 1996. Loan administration fees are affected by factors that include the size of the Company's residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees collected. This increase was primarily attributable to the increase in the average outstanding principal balance underlying the Company's mortgage servicing rights portfolio for the period ended March 31, 1997 as compared to the period ended March 31, 1996. The mortgage loan servicing portfolio increased by $1.8 billion, or 105.9%, to $3.5 billion for the period ended March 31, 1997, as compared to $1.7 billion for the period ended March 31, 1996.

BROKERAGE FEES. Brokerage fees increased $453,000, or 66.2%, to $1.1 million for the period ended March 31, 1997 as compared to $684,000 for the period ended March 31, 1996. This increase is a direct result of the amount of the residential mortgage servicing portfolio's brokered by United Financial in the first quarter of 1997 as compared to 1996. The amount of servicing brokered during the first quarter of 1996 was lower than normal as mortgage banking firms and financial institutions deferred servicing sales pending their review of the impact of SFAS 122 (Accounting for Mortgage Servicing Rights) on their operations.

TRUST SERVICES FEES. Trust services fees increased $100,000 or 12.8% from $779,000 for the first quarter of 1996 to $879,000 for the quarter ended March 31, 1997. This increase is associated with the growth in both accounts and assets under administration at Sterling Trust.

GAIN ON SALE OF LOANS. Gain on the sale of loans decreased $318,000, or 72.9% to $118,000 for the period ended March 31, 1997 as compared to $436,000 for the period ended March 31, 1996. Gain on sale of loans can fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply of loan portfolios in the market, the mix of loan portfolios available in the market, the type of loan portfolios the company purchases, and the particular loan portfolios the Company elects to sell. The Company's strategy has been and will continue to be to match its purchases and sales while managing its desired growth.

GAIN ON SALE OF MORTGAGE SERVICING RIGHTS. Gain on the sale of mortgage servicing rights increased to $1.4 million for the period ended March 31, 1997, while none were sold for the period ended March 31, 1996. In terms of aggregate outstanding principal balances of mortgage loans underlying such servicing rights, the Company sold $509.8 million in purchased GNMA mortgage servicing rights for the period ended March 31, 1997. The sale in 1997 was consummated to provide the Company with the opportunity to diversify its servicing portfolio and generate earnings.

LOAN ORIGINATION. Loan origination income increased $942,000 to $641,000 for the period ended March 31, 1997 as compared to a loss of $301,000 for the period ended March 31, 1996. The first quarter 1996 loss was caused by a $1.9 million secondary marketing loss that occurred in March 1996. The secondary marketing loss was attributable to the failure of a former officer of Matrix Financial to adhere to the established hedging policies. As a result, certain closed loans were not adequately hedged which resulted in a $1.9 million loss when interest rates increased dramatically in March 1996, thereby causing the funded loans and pipeline commitments to decline in market value. Had the policies been followed, the Company would still have recognized a loss, albeit significantly smaller, since it is difficult for the Company to be completely hedged when interest rates rapidly and significantly change. The Company has implemented several management and reporting changes to help ensure that the hedging policies established by Matrix Financial's board of directors are adhered to so as to mitigate secondary losses in volatile interest rate markets. Loan origination income includes all mortgage loan fees, secondary marketing activity on new loan originations, servicing release premiums on new originations sold, net of outside origination costs. Wholesale residential mortgage loan production during the quarter ended March 31, 1997 declined $135.9 million, or 58.7%, to $95.6 million as compared to $231.5 million for the period ended March 31, 1996.

NONINTEREST EXPENSE. Noninterest expense increased $3.0 million, or 58.6% to $8.3 million for the period ended March 31, 1997 as compared to $5.3 million for the period ended March 31, 1996. This increase was primarily due to the sub-servicing expenses related to the acquired mortgage servicing portfolios, a new operating subsidiary, an operating subsidiary not fully operational in the first quarter of 1996 and additional expenses related to the discontinuance of one operating subsidiary which originated sub-prime auto loans. The following table details the major components of non-interest expense for the periods indicated:

                                                                        QUARTER ENDED
                                                                          MARCH 31,
                                                                  ---------------------------
                                                                     1997            1996
                                                                  ---------------------------
                                                                        (In thousands)
            Compensation and employee benefits                  $      3,461     $     2,827
            Amortization of mortgage servicing rights                  1,527             501
            Occupancy and equipment                                      501             414
            Professional fees                                            200             100
            Data processing                                              152             153
            Other general and administrative                           2,485           1,256
                                                                  ===========      ==========
                             Total                              $      8,326     $     5,251
                                                                  ===========      ==========

Compensation and employee benefits increased $634,000, or 22.4% to $3.5 million for the period March 31, 1997 as compared to $2.8 million for the period ended March 31, 1996. This increase was the result of the continued expansion of the Company's business lines in 1997 which included the opening of one new branch of the Bank, the addition of one new subsidiary which will focus on providing risk management services to institutional clients and the increased amount of residential mortgage servicing portfolios brokered (employee are compensated on a commission basis). The Company had an increase of 44 employees, or 18.7%, to 279 employees at period end March 31, 1997 as compared to 235 employees at period end March 31, 1996.

Amortization of mortgage servicing rights increased $1.0 million, or 204.8% to $1.5 million for the period ended March 31, 1997 as compared to $501,000 for the period ended March 31, 1996. Amortization of mortgage servicing rights fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The Company's portfolio increased to $3.5 billion at March 31, 1997 as compared to $1.7 billion at March 31, 1996.

The remainder of noninterest expense, which includes occupancy and equipment expenses, professional fees, data processing costs and other expenses increased $1.4 million, or 73.6% to $3.3 million for the period ended March 31, 1997 as compared to $1.9 million for the period ended March 31, 1996. The increase was primarily attributable to the sub-servicing expenses related to the acquired mortgage servicing portfolios, expansion of both existing and new business lines and an additional charge for the disposition of the sub-prime auto loan subsidiary.

PROVISION FOR INCOME TAXES. Provision for income taxes increased $1.1 million to $1.1 million for the period ended March 31, 1997 as compared to a $14,000 benefit for the year period March 31, 1996. The increase was due to the increase in pre-tax income

AVERAGE BALANCE SHEET

The following table sets forth for the periods and as of the dates indicated information regarding the Company's average balances of assets and liabilities as well as the dollar amounts of interest income from interest earning assets and interest expense on interest bearing liabilities and the resultant yields and costs. Average interest rate information for the three months ended March 31, 1997 and 1996, respectively, have been annualized. Ratio, yield and rate information are based on daily averages where available, otherwise, average monthly balances have been used. Nonaccrual loans have been included in the calculation of average balances for loans for the periods indicated.

                                                                       QUARTER ENDED
                                                                         MARCH 31,
                                ------------------------------------------------------------------------------------------
                                                    1997                                          1996
                                -------------------------------------------   --------------------------------------------
                                     Average                      Average         Average                         Average
                                     Balance       Interest         Rate          Balance        Interest          Rate
                                --------------  ------------  -------------   -------------   ------------    ------------
ASSETS

Interest earning assets:
  Loans, net                     $    229,659    $    5,084          8.85%     $   154,126     $    3,655           9.49%
  Interest earning deposits            29,781           371          4.98%           4,658             58           4.98%
  FHLB stock                            2,871            41          5.71%           2,285             34           5.95%
                                --------------  ------------  -------------   -------------   ------------    ------------
      Total interest earning
       assets                         262,311         5,496          8.38%         161,069          3,747           9.31%

Noninterest earning assets:
  Cash                                 12,230                                        2,052
  Allowance for loan and
   valuation losses                    (1,062)                                        (957)
  Premises and equipment                7,850                                        6,472
  Other assets                         56,882                                       23,753
                                --------------                                -------------
     Total noninterest bearing
      assets                           75,900                                       31,320
                                --------------                                -------------

      Total assets               $    338,211                                  $   192,389
                                ==============                                =============


LIABILITIES & SHAREHOLDERS'
 EQUITY
 Interest bearing liabilities:
  Passbook accounts              $      2,799     $      28          3.97%     $     2,530     $       20           3.16%
  Money market and negotiable
    order of withdrawal
    ("NOW") accounts                   59.320           525          3.54%          13,380            132           3.95%
  Certificates of deposit              74,301         1,095          5.89%          37,841            554           5.86%
  FHLB borrowings                      20,152           277          5.50%          32,418            452           5.58%
  Borrowed money                       59,233         1,221          8.25%          62,865          1,459           9.28%
                                --------------  ------------  -------------   -------------   ------------    ------------
     Total interest bearing
      liabilities                     215,805         3,146          5.83%         149,034          2,617           7.02%

Noninterest bearing
 liabilities:
  Demand deposits (including
   custodial escrow balances)          65,941                                       26,206
  Other liabilities                    23,134                                        6,134
                                --------------                                -------------
     Total noninterest bearing
      liabilities                      89,075                                       32,340
Shareholders' equity                   33,331                                       11,015
                                --------------                                -------------
Total liabilities and
 shareholders' equity            $    338,211                                  $   192,389
                                ==============                                =============


Net interest income before
 provision for loan and
 valuation losses                                $     2,350                                   $    1,130
                                                 ============                                  ===========

Interest rate spread                                                 2.55%                                          2.28%
                                                                ===========                                    ===========

Net interest margin                                                  3.58%                                          2.81%
                                                                ===========                                    ===========

Ratio of average interest bearing assets to
  average interest bearing liabilities                             121.55%                                        108.08%
                                                                ===========                                    ===========

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

                                                             QUARTER ENDED
                                                               MARCH 31,
                                                             1997 VS 1996
                                               ------------------------------------------
                                                            Increase (Decrease)
                                                             Due to Change in
                                               ------------------------------------------
                                                 Volume          Rate           Total
                                               ------------   ------------   ------------
                                                        (dollars in thousands)
Interest-earning assets:
  Loans receivable, net of discounts         $       7,166    $   (5,737)      $   1,429
  Interest-earning deposits                          1,251          (938)            313
  FHLB stock                                            35           (28)              7
                                               ------------   ------------   ------------
     Total interest-earning assets                   8,452        (6,703)          1,749


Interest-bearing liabilities:
  Passbook accounts                                      9            (1)              8
  Money market and NOW accounts                      1,813        (1,420)            393
  Certificates of deposit                            2,134        (1,593)            541
  FHLB borrowings                                     (684)          509            (175)
  Borrowed money                                      (337)           99            (238)
                                               ------------   ------------   ------------

     Total interest-bearing                          2,935        (2,406)            529
      liabilities                              ------------   ------------   ------------

Change in net interest income before
 provision for loan and valuation losses      $      5,517    $   (4,297)      $   1,220
                                               ============   ============   ============

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

The Company's principal source of funding for its servicing acquisition activities consist of line of credit facilities provided to Matrix Financial by unaffiliated financial institutions. At March 31, 1997, $25.1 million was outstanding under the servicing acquisition line. The servicing acquisition lines in place are sufficient to fund the servicing rights under commitment.

The Company's principal source of funding for its loan origination business consists of warehouse lines of credit and sale/repurchase facilities provided to Matrix Financial by financial institutions and brokerage firms. As of March 31, 1997, Matrix Financial's warehouse lines of credit aggregated $80.0 million, of which $40.5 million was available to be utilized.

In the ordinary course of business, the Company makes commitments to originate residential mortgage loans and holds originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the pipeline loans. The Company mitigates this risk through the use of mandatory and nonmandatory forward commitments to sell loans. As of March 31, 1997, the Company had $70.3 million in pipeline and funded loans offset with mandatory forward commitments of $44.0 million and nonmandatory forward commitments of $21.0 million. The inherent value of the forward commitments is considered in the determination of the lower of cost or market for such loans.

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

Matrix Bank's primary source of funds for use in lending, purchasing bulk loan portfolios, investing and other general purposes are retail deposits, custodial escrow balances, FHLB borrowings, sales of loan portfolios and proceeds from principal and interest payments on loans. Contractual loan payments and deposit inflows and outflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLB as its primary source for borrowings. At March 31, 1997, Matrix Bank had overnight borrowings from the FHLB of $34.0 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related servicing rights portfolios.

Matrix Banks leverage capital ratio at March 31, 1997 was 5.5%. This exceeded the leverage capital requirement of 4.0% of adjusted assets by $4.6 million. Matrix Bank's risk-based capital ratio was 10.9% at March 31, 1997. Matrix Bank currently exceeds the risk-based capital requirement of 8.0% of risk weighted assets by $4.9 million.

ASSET QUALITY

NONPERFORMING ASSETS

The following table sets forth information as to the Company's nonperforming assets ("NPA"). NPAs consist primarily of nonaccrual loans and foreclosed real estate. Loans are placed on nonaccrual when full payment of principal or interest is in doubt or when they are past due 90 days as to either principal or interest. Foreclosed real estate arises primarily through foreclosure on mortgage loans owned.


                                               March 31,             December 31,         December 31,
                                                 1997                    1996                 1995
                                            ----------------        ----------------     ----------------
                                                               (Dollars in thousands)

Nonaccrual mortgage loans                 $           2,652       $           3,031    $           5,523
Nonaccrual consumer loans                               293                     872                   15
                                            ----------------        ----------------     ----------------

Total nonperforming loans                             2,945                   3,903                5,538
Foreclosed real estate                                  853                     788                  835
Repossessed automobiles                                 552                     506                    -
                                            ----------------        ----------------     ----------------
Total nonperforming assets                $           4,350       $           5,197    $           6,373
                                            ================        ================     ================

Total nonperforming assets
    to total assets                                   1.03%                   1.90%                3.45%

Total nonperforming loans to total loans              0.92%                   1.83%                3.75%
Ratio of allowance for loan losses to
    total nonperforming loans                        38.85%                  26.62%               17.03%





As of March 31, 1997, the Company had no accruing loans that were contractually past due 90 days or more. At March 31, 1997, $2.4 million, or 81.5%, of the nonaccrual loans were loans that were purchased in bulk loan portfolios and remain classified as "held for sale." Total loans held for sale at March 31, 1997, were $285.8 million, of which $2.4 million or 0.8% were nonaccrual loans. However, against the $285.8 million of total loans held for sale, the Company has $2.5 million of purchase discounts.

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

                           PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

Matrix Financial is a defendant in two lawsuits, Limper v. Matrix Financial Services Corporation (Court of Common Pleas, Ottawa County, Ohio, January 29,
1996), and Mogavero v. Matrix Financial Services Corporation (United States District Court for the District of Massachusetts, June 17, 1996) that purport to cover a nationwide class of plaintiffs and involve similar facts and legal claims. In both cases, the plaintiffs allege that Matrix Financial breached the terms of plaintiffs' promissory notes and mortgages by imposing certain fax and payoff statement fees at the time the plaintiffs prepaid their loans. The plaintiffs claim that such fees constitute unauthorized charges in violation of the terms of the notes, and demand restitution and attorneys' fees. In addition, the plaintiffs in Mogavero seek treble damages for Matrix Financial's alleged violation of 18 U.S.C.ss.1964.

The Court in the Limper action granted preliminary approval of the settlement in January 1997. Accordingly, as provided by the settlement agreement, Matrix Financial established a settlement fund of $640,000 which was reserved in the third quarter of 1996 to account for this contingency. The costs of notice and class administration, attorneys' fees, and recovery to class members are all to come from the settlement fund. Notice to class members was mailed in January 1997 and published in February 1997. After a hearing on April 10, 1997, the Court entered the Final Approval Order on April 21, 1997, approving the
Settlement Agreement as submitted by the parties. No objections to the Settlement Agreement had been filed. The time for appeal from the Final Approval Order will expire on May 21, 1997.

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

                              Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                              Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                              None

ITEM 5.   OTHER INFORMATION

                              None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

                (A)  EXHIBITS


*    11   Computation of Earning Per Share

*    27.1   Financial Data Schedule

*    27.2   Restated Financial Data Schedule

               (B)  REPORTS ON FORM 8-K

                  See Form 8-K filed by the Company, dated February 20, 1997 and
                   Form 8-K filed by the Company, dated March 25, 1997, each reporting various information under Item 5 thereof.
----------------------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MATRIX CAPITAL CORPORATION


Dated:     May 12, 1997                       /s/ Guy A. Gibson
           --------------                         ------------------------------
                                                  Guy A. Gibson
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Dated:     May 12, 1997                       /s/ David W. Kloos
           --------------                         ------------------------------
                                                  David W. Kloos
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting and
                                                  Financial Officer)