Form 10-Q
period 1997-06-30
MATRIX CAPITAL CORP /CO/
filed 1997-08-13
CIK 944725

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarter Ended June 30, 1997                Commission File No. 0-21231





                           Matrix Capital Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Colorado                                     84-1233716
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)



1380 Lawrence Street, Suite 1410, Denver, Colorado              80204
(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code (303) 595-9898
                                                   ---------------------------


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.



                           YES   X                      NO
                               -------                       -------


Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on August 5, 1997 was 6,681,031 shares.



CORPDAL:69482.1 26059-00019

                                TABLE OF CONTENTS




PART I   Financial Information

 ITEM 1. Condensed Consolidated Balance Sheets -
          June 30, 1997 (unaudited) and December 31, 1996.....................3

         Condensed Consolidated Statements of Income -
          Three and six months ended June 30, 1997 and 1996 (unaudited).......4

         Condensed Consolidated Statements of Changes in Shareholders' Equity
          Six months ended June 30, 1997 and 1996 (unaudited).................5

         Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 1997 and 1996 (unaudited).................6

         Notes to Unaudited Condensed Consolidated Financial Statements.......7

 ITEM 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................10

PART II  Other Information

 ITEM 1. Legal Proceedings...................................................21

 ITEM 2. Changes in Securities...............................................21

 ITEM 3. Defaults upon Senior Securities.....................................21

 ITEM 4. Submissions of Matters to a Vote of Security Holders................21

 ITEM 5. Other Information...................................................22

 ITEM 6  Exhibits and Reports on Form 8-K....................................22

SIGNATURES...................................................................23




CORPDAL:69482.1 26059-00019

                          Part I Financial Information
Item 1.   Financial Statements

                           Matrix Capital Corporation
                      Condensed Consolidated Balance Sheets
                             (Dollars In thousands)

                                                June 30,           December 31,
                                                  1997                 1996
                                           ----------------     ----------------
Assets                                        (unaudited)

Cash                                        $     10,564         $       2,855
Interest earning deposits                         11,766                 9,754
Loans, net                                       394,537               212,361
Mortgage servicing rights, net                    30,811                23,680
Other receivables                                 35,255                 9,353
Federal Home Loan Bank of Dallas stock             4,807                 2,871
Premises and equipment, net                        8,622                 7,887
Other assets                                       6,201                 5,798
                                           ----------------     ----------------
Total assets                                $    502,563         $     274,559
                                           ================     ================

Liabilities and shareholders' equity
Liabilities:
   Deposits                                 $    202,598         $      90,179
   Custodial escrow balances                      80,924                37,881
   Drafts payable                                  7,956                 5,961
   Payable for purchase of mortgage
     servicing rights                              4,652                 8,044
   Federal Home Loan Bank of Dallas
     borrowings                                   70,600                51,250
   Borrowed money                                 87,451                42,431
   Other liabilities                              12,464                 5,502
   Income taxes payable                               24                 1,041
                                           ----------------     ----------------
Total liabilities                                466,669               242,289

Commitments and contingencies

Shareholders' equity:
 Preferred stock, par value $.0001;
   authorized 5,000,000 shares; no
   shares outstanding
 Common stock, par value $.0001;
   authorized 50,000,000 shares;
   issued and outstanding 6,681,031
   at June 30, 1997 and December 31,
   1996                                                1                     1
 Additional paid in capital                       21,983                21,983
 Retained earnings                                13,910                10,286
                                           ----------------     ----------------
Total shareholders' equity                        35,894                32,270
                                           ----------------     ----------------
Total liabilities and shareholders' equity  $    502,563         $     274,559
                                           ================     ================

See accompanying notes.


CORPDAL:69482.1 26059-00019



                           Matrix Capital Corporation
                 Condensed Consolidated Statements of Income
               (Dollars In thousands except per share information)
                                   (unaudited)

                                    Three Months Ended      Six Months Ended
                                          June 30,              June 30,
                                      1997        1996       1997        1996
                                  ----------  ----------  ----------  ----------
Interest income
  Loans and mortgage-backed       $    7,479  $    4,192  $   12,563  $    7,847
    securities
  Interest earning deposits              147         125         559         217
                                  ----------  ----------  ----------  ----------
    Total interest income              7,626       4,317      13,122       8,064

Interest expense
  Interest on deposits                 2,190         855       3,837       1,561
  Interest on borrowings               2,015       1,927       3,514       3,838
                                  ----------  ----------  ----------  ----------
    Total interest expense             4,205       2,782       7,351       5,399
                                  ----------  ----------  ----------  ----------
  Net interest income before
   provision for loan and
   valuation losses                    3,421       1,535       5,771       2,665
Provision for loan and valuation
   losses                                205         119         297         152
                                  ----------  ----------  ----------  ----------
  Net interest income                  3,216       1,416       5,474       2,513

Noninterest income
  Loan administration                  4,281       2,492       8,264       4,632
  Brokerage                              824       1,263       1,961       1,947
  Trust services                         890         837       1,768       1,616
  Gain on sale of loans and
    mortgage-backed securities           846         416         964         852
  Gain on sale of mortgage
    servicing rights                     942       1,091       2,352       1,091
  Loan origination                       867         495       1,509         194
  Other                                  762         535       1,537         933
                                  ----------  ----------  ----------  ----------
   Total noninterest income            9,412       7,129      18,355      11,265

Noninterest expenses
  Compensation and employee
    benefits                           3,442       3,310       6,904       6,137
  Amortization of mortgage
    servicing rights                   1,649         683       3,175       1,184
  Occupancy and equipment                475         488         977         902
  Professional fees                      218         140         418         240
  Data processing                        202         134         365         287
  Losses related to recourse sales       900           -       1,125           -
  Other general and administrative     2,517       1,280       4,966       2,536
                                  ----------  ----------  ----------  ----------
    Total noninterest expense          9,603       6,035      17,930      11,286
                                  ----------  ----------  ----------  ----------
    Income before income taxes         3,025       2,510       5,899       2,492
  Provision for income taxes           1,155       1,005       2,275         991
                                  ----------  ----------  ----------  ----------
    Net income                    $    1,870  $    1,505  $    3,624  $    1,501
                                  ==========  ==========  ==========  ==========
Net income per common and common
    equivalent share              $      .28  $      .32  $      .53  $      .31
                                  ==========  ==========  ==========  ==========

Weighted average common and
    common equivalent shares       6,778,709   4,702,221   6,776,895   4,707,221
                                  ==========  ==========  ==========  ==========

See accompanying notes.



CORPDAL:69482.1 26059-00019


                           Matrix Capital Corporation
            Condensed Consolidated Statements of Shareholders' Equity

                             (Dollars In thousands)
                                   (unaudited)



                             Common Stock       Additional
                            -------------------   Paid In   Retained
                              Shares     Amount   Capital   Earnings    Total
                            ----------   ------   -------   --------  ---------
Six months ended June 30,
 1997
------------------------

Balance at December 31,
 1996                        6,681,031   $    1  $ 21,983   $ 10,286   $ 32,270
Net income                           -        -         -      3,624      3,624
                            ----------   ------  --------   --------   --------
Balance at June 30, 1997     6,681,031   $    1  $ 21,983   $ 13,910   $ 35,894
                            ==========   ======  ========   ========   ========

Six months ended June 30,
 1996
------------------------

Balance at December 31,
 1995                        4,668,531   $    -  $  3,769   $  6,917   $ 10,686
Capital contributed into
 pooled company prior to
 merger                              -        -        24          -         24
Cash dividend paid by pooled
  company prior to merger            -        -         -        (66)       (66)
Net income                           -        -         -      1,501      1,501
                            ----------   ------  --------   --------   --------
Balance at June 30, 1996     4,668,531   $    -  $  3,793   $  8,352   $ 12,145
                            ==========   ======  ========   ========   ========

See accompanying notes.




CORPDAL:69482.1 26059-00019


                           Matrix Capital Corporation
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars In thousands)
                                   (unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                           1997          1996

Operating activities
Net income                                               $  3,624      $  1,501
Adjustments to reconcile net income to net cash used
 by operating activities:
 Depreciation and amortization                                691           359
 Provision for loan and valuation losses                      297           152
 Amortization of mortgage servicing rights                  3,175         1,184
 Accretion of premium on deposits                               -            (7)
 Gain on sale of loans and mortgage-backed securities        (964)         (852)
 Gain on sale of mortgage servicing rights                 (2,352)       (1,091)
 Losses related to recourse sales                           1,125             -
 Loans originated for sale, net of loans sold             (10,973)       11,732
 Loans purchased for sale                                (208,483)      (65,262)
 Proceeds from sale of loans purchased for sale            38,430        44,169
 Increase in due from broker                                    -       (21,153)
 Originated mortgage servicing rights, net                    (42)         (462)
 Increase in other receivables and other assets           (10,916)       (5,572)
   Increase (decrease) in other liabilities and
     Income taxes payable                                   5,945          (481)
                                                         ---------     ---------
Net cash used by operating activities                    (180,443)      (35,782)

Investing activities
Loans originated and purchased for investment             (28,194)       (2,608)
Principal repayments on loans                              27,707        11,789
Purchase of Federal Home Loan Bank of Dallas stock         (1,936)         (703)
Purchases of premises and equipment                        (1,273)       (1,077)
Acquisition of mortgage servicing rights                  (29,100)       (2,487)
Purchase of land for development                                -        (1,292)
Proceeds from sale of mortgage servicing rights             3,128         5,071
                                                         ---------     ---------
Net cash provided (used) by investing activities          (29,668)        8,693

Financing activities
Net increase in deposits                                  112,419        24,639
Net increase in custodial escrow balances                  43,043          (322)
Increase in revolving lines and repurchase
 agreements, net                                           35,326         1,991
Repayments of notes payable                                (5,434)         (927)
Proceeds from notes payable                                34,558         3,494
Repayment of financing arrangements                           (80)         (162)
Capital contributed into pooled Company prior
 to merger                                                      -            24
Dividend paid by pooled company prior to merger                 -           (66)
                                                         ---------     ---------
Net cash provided by financing activities                 219,832        28,671
                                                         ---------     ---------
Increase in cash and cash equivalents                       9,721         1,581
Cash and cash equivalents at beginning of year             12,609         7,989
                                                         ---------     ---------
Cash and cash equivalents at end of year                 $ 22,330      $  9,570
                                                         =========     =========

Supplemental disclosure of noncash activity
Payable for purchase of mortgage servicing rights        $  4,652      $    297
                                                         =========     =========

Supplemental disclosure of cash flow information
Cash paid for interest expense                           $  7,029      $  5,392
                                                         =========     =========
Cash paid for income taxes                               $  3,256      $    692
                                                         =========     =========

See accompanying notes.




CORPDAL:69482.1 26059-00019

                           MATRIX CAPITAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                Three and Six Months Ended June 30, 1997 and 1996

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

On February 5, 1997, the acquisition of the Vintage Group, Inc. ("Vintage") was completed, which was accounted for as a pooling of interests. The financial information for all prior periods presented has been restated to present the combined financial condition and results of operations of both companies as if the acquisition of Vintage had been in effect for all periods presented.




CORPDAL:69482.1 26059-00019

(2)  Mortgage Servicing Rights

The activity in the Mortgage Servicing Rights ("MSRs") is summarized as follows:


                                                 Six Months
                                                    Ended           Year Ended
                                                   June 30,        December 31,
                                                    1997               1996
                                              ---------------    ---------------
                                                 (unaudited)
                                                         (In thousands)
Balance at beginning of period                 $    23,680        $    13,817
Purchases                                           25,708             17,142
Originated                                              42                441
Amortization                                        (3,175)            (2,432)
Transfer of MSR to FHLMC                                 -               (110)
Sales                                              (15,444)            (5,178)
                                              ---------------    ---------------
Balance at end of period                       $    30,811        $    23,680
                                              ===============    ===============

Accumulated amortization of mortgage servicing rights aggregated approximately $13,974,000 and $11,347,000 at June 30, 1997 and at December 31, 1996,
respectively.

The Company's servicing portfolio (excluding subserviced loans) was comprised of the following:


                             June 30,                          December 31,
                               1997                                1996
                   -----------------------------     ---------------------------
                     Number          Principal         Number        Principal
                    of Loans          Balance         of Loans        Balance
                                    Outstanding                     Outstanding
                   -----------     -------------     -----------   -------------
                           (unaudited)
                                      (Dollars in thousands)

FHLMC                  13,980       $   790,810          12,107     $   666,218
FNMA                   13,105           742,194          13,426         764,632
GNMA                   17,089           650,181           9,379         278,700
Other VA, FHA, and
  conventional loans   13,850           797,394          12,870         795,486
                  -----------     -------------     -----------   --------------

                       58,024       $ 2,980,579          47,782     $ 2,505,036
                  ===========     =============     ===========   ==============


The Company's custodial escrow balances shown in the accompanying consolidated balance sheets pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced on behalf of others and owned by the Company, aggregating approximately $72,219,000, and $27,381,000 at June 30, 1997 and at December 31, 1996, respectively. The Company also had custodial escrow accounts on deposit for other mortgage companies aggregating approximately $8,705,000 and $10,500,000 at June 30, 1997 and December 31, 1996,
respectively.




CORPDAL:69482.1 26059-00019

(3)  Deposits

Deposit account balances are summarized as follows:


                                   June 30,                 December 31,
                                    1997                       1996
                       -----------------------------  --------------------------
                                           Weighted                    Weighted
                                            Average                     Average
                         Amount  Percent     Rate      Amount  Percent    Rate
                       --------- -------- ----------  -------- -------- --------
                               (unaudited)
                                           (Dollars in thousands)

Passbook accounts      $  2,885    1.42%     3.92%    $  2,757    3.06%   3.45%
NOW accounts             19,494    9.62      3.14        4,732    5.25    1.66
Money market accounts    96,648   47.71      3.68        9,455   10.48    4.43
                       --------- -------- ----------  -------- -------- --------
                        119,027   58.75      3.45       16,944   18.79    3.59
Certificate accounts     83,571   41.25      5.88       73,235   81.21    5.85
                       --------- -------- ----------  -------- -------- --------
    Total deposits     $202,598  100.00%     4.61%    $ 90,179  100.00%   5.36%
                       ========= ======== ==========  ======== ======== ========


Subsequent to the acquisition of Vintage, assets under administration were transferred from a third party financial institution to Matrix Bank and placed in interest-bearing accounts. Approximately $96.8 million of assets under administration are included in interest-bearing accounts as of June 30, 1997.

(4)  Commitments and Contingencies

At June 30, 1997, the Company had outstanding commitments to originate and purchase loans of $21.7 million and commitments to sell loans of $36.1 million.

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






CORPDAL:69482.1 26059-00019

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's principal activities consist of the purchase and sale of portfolios of mortgage loans and mortgage servicing rights, administration of portfolios of mortgage loans, consulting and brokerage activities involving mortgage loan servicing, and real estate management and disposition services. In addition to the services associated with the mortgage industry, the Company is involved in deposit generation and trust services. These activities are conducted through the Company's wholly-owned subsidiaries, Matrix Financial Services Corporation ("Matrix Financial"), United Financial, Inc. ("United Financial"), Matrix Capital Bank ("Matrix Bank"), United Special Services, Inc. ("USS"), and United Capital Markets, Inc. ("UCM"). On February 5, 1997 the Company completed its acquisition of Vintage. Vintage's subsidiaries, Sterling Trust Company ("Sterling Trust") and First Matrix Investment Services Corp. ("First Matrix") are located in Waco, and Arlington, Texas, respectively. Sterling Trust was incorporated in 1984 as a Texas independent, non-bank trust company specializing in self-directed qualified retirement plans, individual retirement accounts, custodial, and directed trust accounts. First Matrix is a NASD broker/dealer that provides services to individuals and deferred contribution plans.

The principal components of the Company's revenues consist of net interest income recorded by Matrix Bank and Matrix Financial, loan administration fees generated by Matrix Financial, brokerage fees realized by United Financial, loan origination fees and gains on sales of residential mortgage loans and residential mortgage servicing rights generated by Matrix Financial and Matrix Bank and trust administration fees generated by Sterling Trust.

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






CORPDAL:69482.1 26059-00019

Results of Operations for the
Three Months Ended June 30, 1997 compared to Three Months Ended June 30, 1996



Net income; return on average equity. Net income increased $365,000 to $1.9 million for the quarter ended June 30, 1997, as compared to $1.5 million for the quarter ended June 30, 1996. Return on average equity decreased to 21.5% for the quarter ended June 30, 1997, as compared to 52.8% for the quarter ended June 30, 1996. The decrease in return on average equity was primarily due to the increase in the average equity in the second quarter of 1997 due to the sale of additional stock in the fourth quarter of 1996 in conjunction with the Company's initial public offering, which increased equity by $18.2 million and by the financial impact of the establishment of a reserve for potential losses on sub-prime auto loans repurchased in June, 1997. For discussion of the reserve on repurchased sub-prime auto loans see "---Asset Quality-Nonperforming Assets."


Net interest income. Net interest income before provision for loan and valuation losses increased $1.9 million, or 122.9%, to $3.4 million for the quarter ended June 30, 1997, as compared to $1.5 million for the quarter ended June 30, 1996. The increase for the quarter ended June 30, 1997 was attributable to the decrease in the Company's cost of interest bearing liabilities, which decreased to 5.55% for the quarter ended June 30, 1997, as compared to 6.83% for the quarter ended June 30, 1996, which was partially offset by a decrease in the yield on interest earning assets, which decreased to 8.76% for the quarter ended June 30, 1997, as compared to 9.49% for the quarter end June 30, 1996. The decrease in the cost of the interest bearing liabilities was a result of the trust deposits administered by Sterling Trust being transferred from a third-party financial institution to Matrix Bank effective upon completion of the Vintage acquisition. The decrease in the Company's yield on interest-bearing assets was attributable to the lower yield on earned on the loan portfolio which decreased to 8.87% for the quarter ended June 30, 1997 from 9.77% for the quarter ended June 30, 1996. The Company's net interest margin increased to 3.93% for the quarter ended June 30, 1997 as compared to 3.37% for the quarter ended June 30, 1996. The Company's average interest earning assets increased $166.1 million, or 91.2%, to $348.1 million for the quarter ended June 30, 1997, as compared to $182.0 million for the quarter ended June 30, 1996. This increase was attributable primarily to the increase in the size of the Company's loan portfolio. For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."


Provision for loan and valuation losses. Provision for loan losses increased $86,000 to $205,000 for the quarter ended June 30, 1997 as compared to $119,000 for the quarter ended June 30, 1996. This increase was primarily in response to the increase in the balance of loans receivable which increased to $394.5 million at June 30, 1997 as compared to $212.4 million at December 31, 1996. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "--Asset Quality- Nonperforming Assets."


Loan administration. Loan administration fees increased $1.8 million, or 71.8% to $4.3 million for the quarter ended June 30, 1997 as compared to $2.5 million for the quarter ended June 30, 1996. Loan administration fees are affected by factors that include the size of the Company's residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees collected. This increase was primarily attributable to the increase in the outstanding principal balance underlying the Company's mortgage servicing rights portfolio for the quarter ended June 30, 1997 as compared to the quarter ended June 30, 1996. The mortgage loan servicing portfolio increased by $1.6 billion, or 118.7%, to $3.0 billion at June 30, 1997, as compared to $1.4 billion at June 30, 1996.



CORPDAL:69482.1 26059-00019

Brokerage fees. Brokerage fees decreased $439,000, or 34.8%, to $824,000 for the quarter ended June 30, 1997, as compared to $1.3 million for the quarter ended June 30, 1996. This increase was a direct result of the amount of the residential mortgage servicing portfolio's brokered by United Financial. The volume of residential mortgage servicing portfolio's brokered by United Financial decreased $3.1 billion, or 43.1% to $4.1 billion the quarter ended June 30, 1997, as compared to $7.2 billion for the quarter ended June 30, 1996.


Trust service fees. Trust service fees increased $53,000, or 6.3%, to $890,000 for the quarter ended June 30, 1997 as compared to $837,000 for the quarter ended June 30, 1996. This increase was primarily due to the growth in the number of trust accounts under administration at Sterling Trust which increased to 28,396 at June 30, 1997 from 25,787 at June 30, 1996.


Gain on sale of loans and mortgage backed securities. Gain on sale of loans and mortgage backed securities increased $430,000, or 103.4%, to $846,000 the quarter ended June 33, 1997, as compared to $416,000 for the quarter ended June 30, 1996. Gain on sale of loans can fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply of loan portfolios in the market, the mix of loan portfolios available in the market, the type of loan portfolios the company purchases, and the particular loan portfolios the Company elects to sale. The Company sold $33.0 million in bulk loan portfolios for the quarter ended June 30, 1997, as compared to $11.6 million in the second quarter of 1996. The sales were consummated to generate funds to acquire additional residential loan portfolios and to generate revenues.


Gain on sale of mortgage servicing rights. Gain on the sale of mortgage servicing rights decreased $149,000 to $942,000 for the quarter ended June 30, 1997, as compared to $1.1 million for the quarter ended June 30, 1996. In terms of aggregate outstanding principal balances of mortgage loans underlying such servicing rights, the Company sold $492.3 million in mortgage servicing rights for the quarter ended June 30, 1997 as compared to $390.5 million in the second quarter of 1996. The sale in the quarter ended June 30, 1997 was consummated primarily to provide the Company with the opportunity to diversify its servicing portfolio and generate earnings.


Loan origination. Loan origination income increased $372,000, or 75.2%, to $867,000 for the quarter ended June 30, 1997, as compared to $495,000 for the quarter ended June 30, 1996, even though wholesale residential mortgage loan production decreased $44.4 million, or 31.4%, to $97.2 million for the quarter ended June 30, 1997, as compared to $141.5 million for the quarter ended June 30, 1996. This increase was primarily attributable to the Company originating a greater amount of non-agency eligible loans which generally result in higher origination fees. Loan origination income includes all mortgage loan fees, secondary marketing activity on new loan originations, servicing release premiums on new originations sold, net of origination costs.


Noninterest expense. Noninterest expense increased $3.6 million, or 59.1%, to $9.6 million for the quarter ended June 30, 1997, as compared to $6.0 million for the quarter ended June 30, 1996. This increase was primarily due to expenses related to the interim subservicing fees paid on the mortgage servicing portfolios recently acquired, the expenses related to UCM which was formed in December of 1996, the establishment of a $900,000 reserve for potential losses on sub-prime auto loans repurchased in June, and the overall growth and expansion of the Company. The following table details the major components of noninterest expense for the periods indicated:



CORPDAL:69482.1 26059-00019

                                                          Quarter Ended
                                                            June 30,
                                                   --------------------------
                                                      1997             1996
                                                   --------------------------
                                                          (In thousands)


Compensation and employee benefits                  $    3,442     $   3,310
Amortization of mortgage servicing rights                1,649           683
Occupancy and equipment                                    475           488
Professional fees                                          218           140
Data processing                                            202           134
Other general and administrative                         3,617         1,280
                                                    -----------    ----------
                 Total                              $    9,603     $   6,035
                                                    ===========    ==========

Compensation and employee benefits increased $132,000, or 4.0% to $3.4 million for the quarter ended June 30, 1997 as compared to $3.3 million for the quarter ended June 30, 1996. This increase was the result of the continued expansion of the Company's business lines in 1997, including the opening of a retail branch of Matrix Bank, a new lending office of Matrix Bank and the formation of UCM, which was partially offset by lower commission based compensation paid on brokered servicing and loan origination activities. The Company had an increase of 50 employees, or 18.3%, to 323 employees at June 30, 1997 as compared to 273 employees at June 30, 1996.

Amortization of mortgage servicing rights increased $966,000, or 141.4% to $1.6 million for the quarter ended June 30, 1997 as compared to $683,000 for the quarter ended June 30, 1996. Amortization of mortgage servicing rights fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio.

The remainder of noninterest expense, which includes occupancy and equipment expenses, professional fees, data processing costs and other expenses increased $2.5 million, or 121.0% to $4.5 million for the quarter ended June 30, 1997 as compared to $2.0 million for the quarter ended June 30, 1996. The increase was primarily attributable to the interim subservicing cost of mortgage servicing portfolios recently acquired, expansion of both existing and new business lines and the establishment of a $900,000 reserve for potential losses on repurchased sub-prime auto loans.

Provision for income taxes. Provision for income taxes increased by $150,000 to $1.2 million for the quarter ended June 30, 1997, as compared to $1.0 million for the quarter ended June 30, 1996. The increase was due to the increase in pre-tax income and a reduction in the effective tax rate to 38.2% for the quarter ended June 30, 1997, as compared to 40.0% for the quarter ended June 30, 1996.



Results of Operations for the
Six Months Ended June 30, 1997 compared to Six Months Ended June 30, 1996


Net Income; Return on average equity. Net income increased $2.1 million to $3.6 million for the period ended June 30, 1997, as compared to $1.5 million for the six months ended June 30, 1996. Return on average equity decreased to 21.4% for the six months ended June 30, 1997 as compared to 26.5% for the six months ended June 30, 1996. The decrease in return on average equity was primarily due to the increase in the average equity in the first six months of 1997 due to the sale of additional stock in the fourth quarter of 1996 which increased equity by $18.2 million and the establishment of a reserve for potential losses on repurchased sub-prime auto loans. For additional discussion of reserve on repurchased sub- prime auto loans see "--Asset Quality-Nonperforming Assets." The return on average equity of 26.5% for the six months ended June 30, 1996 was significantly reduced by the effect of the $1.9 million secondary marketing loss recognized in the first quarter of 1996. See "--Loan Origination."


Net interest income. Net interest income before provision for loan and valuation losses increased $3.1 million, or 116.5%, to $5.8 million for the six months ended June 30, 1997, as compared to $2.7 million for the period ended June 30, 1996. The increase for the period ended June 30, 1997 was attributable to the

CORPDAL:69482.1 26059-00019
decrease in the Company's cost of interest bearing liabilities, which decreased to 5.66% for the six months ended June 30, 1997, as compared to 6.86% for the six months ended June 30, 1996, which was partially offset by a decrease in the yield on interest earning assets, which decreased to 8.59% for the six months ended June 30, 1997, as compared to 9.38% for the six months ended June 30, 1996. The decrease in the cost of the interest bearing liabilities was a result of the trust deposits administered by Sterling Trust being transferred to Matrix Bank upon consummation of the Vintage acquisition. The decrease in the Company's yield on interest-bearing assets was attributable to the lower yield earned on the loan portfolio which decreased to 8.85% for the period ended June 30, 1997 from 9.62% for the period ended June 30, 1996. The Company's net interest margin increased to 3.78% for the period ended June 30, 1997 as compared to 3.10% for the period ended June 30, 1996. The Company's average interest-earning assets increased $133.6 million, or 77.7%, to $305.5 million for the period ended June 30, 1997, as compared to $171.9 million for the period ended June 30, 1996. This increase was attributable primarily to the increase in the size of the Company's loan portfolio. For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."



Provision for loan losses. Provision for loan losses increased $145,000 to $297,000 for the six months ended June 30, 1997 as compared to $152,000 for the six months ended June 30, 1996. This increase was primarily in response to the increase in the loans receivable balance. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "--Asset Quality-Nonperforming Assets."


Loan administration. Loan administration fees increased $3.7 million, or 78.4%, to $8.3 million for the period ended June 30, 1997. This increase was primarily attributable to the increase in the outstanding principal balance underlying the Company's mortgage servicing rights portfolio for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996. The mortgage loan servicing portfolio increased by $1.6 billion, or 118.7%, to $3.0 billion at June 30, 1997, as compared to $1.4 billion at June 30, 1996.


Brokerage fees. Brokerage fees increased $14,000, or 0.7%, to $1.9 million for the six months ended June 30, 1997. The balance of residential mortgage servicing portfolio's brokered by United Financial, in terms of aggregate unpaid principal balances on the underlying loans, decreased to $12.0 billion the six months ended June 30, 1997, as compared to $12.6 billion for the six months ended June 30, 1996.


Trust service fees. Trust service fees increased $152,000, or 9.4%, to $1.8 million for the six months ended June 30, 1997, as compared to $1.6 million for the six months ended June 30, 1996. This increase was primarily a result of the growth in the number of trust accounts under administration at Sterling Trust.

Gain on sale of loans and mortgage backed securities. Gain on the sale of loans and mortgage backed securities increased by $112,000, or 13.1% to $964,000 the six months ended June 30, 1997, as compared to $852,000 for the six months ended June 30, 1996. Gain on sale of loans can fluctuate significantly from period to period based on a variety of factors, such as the current interest rate environment, the supply of loan portfolios in the market, the mix of loan portfolios available in the market, the type of loan portfolios the company purchases, and the particular loan portfolios the Company elects to sale.

Gain on sale of mortgage servicing rights. Gain on the sale of mortgage servicing rights increased $1.3 million to $2.4 million for the six months ended June 30, 1997, as compared to $1.1 million for the period ended June 30, 1996. In terms of aggregate outstanding principal balances of mortgage loans underlying such servicing rights, the Company sold $988.5 million in purchased mortgage servicing rights for the six months ended June 30, 1997 as compared to $390.5 million for the six months ended June 30, 1996. All of the mortgage servicing rights sold in 1997 pertain to mortgage servicing rights purchased in 1997 and were consummated primarily to provide the Company with the opportunity to diversify its servicing portfolio and generate earnings.


Loan origination. Loan origination income increased $1.3 million to $1.5 million for the six months ended June 30, 1997, as compared to $194,000 for the six months ended June 30, 1996, even though the



CORPDAL:69482.1 26059-00019

Company experienced a decrease in wholesale residential mortgage loan production of $180.3 million, or 48.3%, to $192.7 million for the period ended June 30, 1997, as compared to $373.0 million for the period ended June 30, 1996. This decrease was primarily attributable to a $1.9 million secondary marketing loss that occurred in March 1996. The secondary loss was attributable to the failure of a former officer of Matrix Financial to adhere to the established hedging policies. As a result, certain closed loans were not adequately hedged which resulted in the $1.9 million loss when interest rates increased dramatically in March 1996, thereby causing the funded loans and pipeline commitments to decline in market value. Had the policies been followed, the Company would still have recognized a loss, albeit significantly smaller, since it is difficult for the Company to be completed hedged when interest rates rapidly and significantly change. The Company has implemented several management and reporting changes to help ensure that the hedging policies established by Matrix Financial's board of directors are adhered to so as to mitigate secondary losses in volatile interest rate markets. Loan origination income includes all mortgage loan fees, secondary marketing activity on new loan originations, servicing release premiums on new originations sold, net of origination costs.



Noninterest expense. Noninterest expense increased $6.6 million, or 58.9% to $17.9 million for the six months ended June 30, 1997, as compared to $11.3 million for the six months ended June 30, 1996. This increase was primarily due to expenses related to the interim subservicing on mortgage servicing portfolios recently acquired, the expenses related to UCM which was formed in December 1996, the establishment of a $1.1 million reserve for potential losses on repurchased sub-prime auto loans, and the overall growth and expansion of the Company. The following table details the major components of noninterest expense for the periods indicated:



                                                      Six Months Ended
                                                          June 30,
                                                --------------------------
                                                   1997             1996
                                                --------------------------
                                                      (In thousands)

Compensation and employee benefits               $    6,904     $   6,137
Amortization of mortgage servicing rights             3,175         1,184
Occupancy and equipment                                 977           902
Professional fees                                       418           240
Data processing                                         365           287
Other general and administrative                      6,091         2,536
                                                 ----------     ---------
                 Total                           $   17,930     $  11,286
                                                 ==========     =========



Compensation and employee benefits increased $767,000, or 12.5% to $6.9 million for the six months ended June 30, 1997 as compared to $6.1 million for the period ended June 30, 1996. This increase was the result of the continued expansion of the Company's business lines in 1997 including the opening of a retail branch of Matrix Bank, a new lending office of Matrix Bank, and the formation of UCM. The Company had an increase of 50 full time employees, or 18.3%, to 323 full time employees at June 30, 1997 as compared to 273 full time employees at June 30, 1996.

Amortization of mortgage servicing rights increased $2.0 million, or 168.2% to $3.2 million for the six months ended June 30, 1997 as compared to $1.2 million for the six months ended June 30, 1996. Amortization of mortgage servicing rights fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio.

The remainder of non-interest expense, which includes occupancy and equipment expenses, professional fees, data processing costs and other expenses increased $3.9 million, or 98.0% to $7.9 million for the six months ended June 30, 1997 as compared to $4.0 million for the six months ended June 30, 1996. The increase was primarily attributable to the interim subservicing cost on mortgage servicing portfolios recently acquired, expansion of both existing and new business lines, and the establishment of $1.1 million of additional reserves for potential losses on repurchased sub-prime auto loans.


CORPDAL:69482.1 26059-00019

Provision for Income Taxes. Provision for income taxes increased $1.3 million to $2.3 million for the six months ended June 30, 1997 as compared to $991,000 for the period ended June 30, 1996. The increase was due to the increase in pre-tax income and a reduction in the effective tax rate to 38.6% for the period ended June 30, 1997 as compared to 39.8% for the six months ended June 30, 1996.



Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated information regarding the Company's average balances of assets and liabilities as well as the dollar amounts of interest income from interest earning assets and interest expense on interest bearing liabilities and the resultant yields and costs. Average interest rate information for the three and six months ended June 30, 1997 and 1996, respectively, have been annualized. Ratio, yield and rate information are based on daily averages where available, otherwise, average monthly balances have been used. Nonaccrual loans have been included in the calculation of average balances for loans for the periods indicated.







CORPDAL:69482.1 26059-00019

                                          Three Months Ended                                      Six Months Ended
                                                June 30,                                               June 30,
                         ----------------------------------------------------  ----------------------------------------------------
                                    1997                      1996                        1997                         1996
                         -------------------------  -------------------------  -------------------------  --------------------------
                         Average           Average  Average           Average  Average           Average  Average           Average
                         Balance  Interest   Rate   Balance  Interest  Rate    Balance  Interest  Rate    Balance  Interest  Rate
                         -------- -------- -------  -------- -------- -------  -------- -------- -------  -------- -------- --------
ASSETS
Interest earning assets:
 Loans, net              $337,269  $7,479   8.87%   $166,192 $ 4,058   9.77%   $284,028 $ 12,563  8.85%   $160,380 $ 7,713    9.62%
 Mortgage-backed
  securities                    -       -      -       7,051     134   7.60           -        -     -       3,487     134    7.69
 Interest-earning
  deposits                  7,689      99   5.15       6,156      91   5.91      18,452      471  5.11       5,582     145    5.20
 FHLB stock                 3,123      47   6.02       2,625      34   5.18       2,982       88  5.90       2,453      72    5.87
                         -------- -------- -------  -------- -------- -------  -------- -------- -------  -------- -------- --------
  Total interest earning
     assets               348,081   7,625   8.76     182,024   4,317   9.49     305,462   13,122  8.59     171,902   8,064    9.38

Noninterest earning
     assets:
  Cash                     10,835                      2,423                     11,135                      2,358
  Allowance for loan and
     valuation losses      (1,178)                    (1,005)                    (1,201)                      (978)
  Premises and equipment    7,966                      6,754                      7,931                      6,711
  Other assets             68,960                     24,297                     63,144                     23,295
                         --------                   --------                   --------                   --------
   Total noninterest
     bearing assets        86,583                     32,469                     81,009                     31,386
                         --------                   --------                   --------                   --------
    Total assets         $434,664                   $214,493                   $386,471                   $203,288
                         ========                   ========                   ========                   ========


LIABILITIES &
 SHAREHOLDERS' EQUITY
Interest-bearing
 liabilities:
  Passbook accounts      $  2,909      28   3.85    $  2,306      20   3.47    $  2,854       56  3.92    $  2,415       40    3.31
  Money market and
     negotiable order
     of withdrawal
     ("NOW") accounts     105,119     930   3.54      10,651     132   4.96      82,345    1,456  3.54      11,929      233    3.91
  Certificates of
     deposit               83,685   1,231   5.88      50,586     703   5.56      79,020    2,325  5.88      44,225    1,288    5.82
  FHLB borrowings          31,097     441   5.67      36,444     452   4.96      25,654      718  5.60      34,416      976    5.67
  Borrowed money           79,837   1,574   7.89      62,948   1,475   9.37      69,867    2,796  8.00      64,359    2,862    8.89
                         -------- -------- -------  -------- -------- -------  -------- -------- -------  -------- -------- --------
    Total interest-
      bearing liabilities 302,647   4,204   5.55     162,935   2,782   6.83     259,740    7,351  5.66     157,344    5,399    6.86
                         -------- -------- -------  -------- -------- -------  -------- -------- -------  -------- -------- --------

Noninterest bearing
  liabilities:
 Demand deposits
  (including
  custodial escrow
  balances)                83,760                     30,983                     74,772                     28,518
 Other liabilities         13,392                      9,176                     18,101                      6,110
                         --------                   --------                   --------                   --------
 Total noninterest
  bearing liabilities      97,152                     40,159                     92,873                     34,628
Shareholders' equity       34,865                     11,399                     33,858                     11,316
                         --------                   --------                   --------                   --------

Total liabilities and
  shareholders' equity   $434,664                   $214,493                   $386,471                   $203,288
                         ========                   ========                   ========                   ========

Net interest income
 before provision for
 loan and valuation
 losses                            $3,421                     $1,535                     $ 5,771                    $2,665
                                  =======                    =======                    ========                   =======

Interest rate spread                        3.21%                      2.66%                      2.93%                       2.52%
                                           =======                    =======                    ========                   ========

Net interest margin                         3.93%                      3.37%                      3.78%                       3.10%
                                           =======                    =======                    ========                   ========

Ratio of average
 interest bearing
 assets to average
 interest bearing
 liabilities                              115.01%                    111.72%                    117.60%                     109.25%
                                          ========                   ========                   ========                    ========

CORPDAL:69482.1 26059-00019

Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest bearing liabilities. It distinguishes between the increase and decrease related to changes in interest rates. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to
(i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to change due to volume and change due to rate.


                                Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                                   1997 vs 1996              1997 vs 1996
                           --------------------------  -------------------------
                                              Increase (Decrease)
                                               Due to Change in
                           -----------------------------------------------------
                            Volume    Rate    Total    Volume   Rate     Total
                           --------- ------ -------- --------- -------- --------
                                            (dollars in thousands)

Interest earning assets:
 Loans, net               $ 4,177   $ (756)  $ 3,421  $ 5,946  $(1,096) $ 4,850
 Mortgage backed
   securities                (134)       -      (134)    (134)       -     (134)
 Interest earning deposits     23      (15)        8      334       (8)     326
 FHLB stock                     6        7        13       16        -       16
                          --------- ------- -------- -------- -------- ---------
Total interest-earning
  assets                    4,072     (764)    3,308    6,162   (1,104)   5,058


Interest bearing
 liabilities:

  Passbook accounts             5        3         8        7        9       16

  Money market and NOW
     accounts               1,171     (373)      798    1,375     (152)   1,223

  Certificates of deposit     460       68       528    1,013       24    1,037


  FHLB borrowings             (66)      55       (11)    (248)     (10)    (258)

  Borrowed money              396     (297)       99      245     (311)     (66)
                          --------- ------- --------- ------- -------- ---------
  Total interest bearing
     liabilities            1,966     (544)    1,422    2,392     (440)   1,952
                          --------- ------- -------- -------- -------- ---------
Change in net interest
 income before provision
 for loan and valuation   $ 2,106   $ (220)  $ 1,886  $ 3,770  $  (664) $ 3,106
                          ========= ======= ======== ======== ======== =========


Liquidity and Capital Resources

Liquidity represents the ability of the Company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The trend of net cash used by the Company's operating activities experienced over the reported periods results primarily from the growth that Matrix Bank has experienced in its residential loan purchasing activity. The Company anticipates the trend of a net use of cash from operations to continue for the foreseeable future. This anticipation results from the expected growth at Matrix Bank, which management believes will consist primarily of increased activity in the purchasing of loan portfolios. The Company anticipates such growth will be funded through retail deposits, custodial escrow deposits, trust deposits and FHLB borrowings.

The Company's principal source of funding for its servicing acquisition activities consist of line of credit facilities provided to Matrix Financial by unaffiliated financial institutions. At June 30, 1997, $24.9 million was outstanding under the servicing acquisition line. The servicing acquisition lines in place are sufficient to fund the servicing rights under purchase commitments.

The Company's principal source of funding for its loan origination business consists of warehouse lines of credit and sale/repurchase facilities provided to Matrix Financial by financial institutions and brokerage firms. As of June 30, 1997, Matrix Financial's warehouse lines of credit aggregated $80.0 million, of which $41.6 million was available to be utilized.

In the ordinary course of business, the Company makes commitments to originate residential mortgage loans and holds originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the pipeline loans. The Company mitigates this risk through the use of mandatory and nonmandatory forward commitments to sell loans. As of June 30, 1997, the Company had $56.0 million in pipeline and funded loans offset with mandatory forward



CORPDAL:69482.1 26059-00019
commitments of $36.1 million and nonmandatory forward commitments of $10.8 million. The inherent value of the forward commitments is considered in the determination of the lower of cost or market for such loans.

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

In March 1997, the Company refinanced its bank stock loan and increased the credit available under the loan by an additional $6.0 million. The new bank stock loan has two components of the loan, a $2.0 million term loan, which was used to refinance the bank stock loan in place at December 31, 1996, and a revolving line of credit of $6.0 million. As of June 30, 1997, the balance of the revolving line of credit was $5.5 million. In March of 1998, the balance of the revolving line of credit will be converted to a term loan. The additional proceeds from the loan will be used as capital at Matrix Bank. The new bank stock loan requires the Company to maintain (i) total stockholders' equity of $27.5 million plus 100% of all future equity contributions, plus 50% of cumulative quarterly net income (ii) dividends less than 50% of the Company's net cash income after adjustments and (iii) total adjusted debt to stockholders' equity less than 4 : 1.

Matrix Bank's primary source of funds for use in lending, purchasing bulk loan portfolios, investing and other general purposes are retail deposits, trust deposits, custodial escrow balances, FHLB borrowings, sales of loan portfolios and proceeds from principal and interest payments on loans. Contractual loan payments and deposit inflows and outflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLB as its primary source for borrowings. At June 30, 1997, Matrix Bank had overnight borrowings from the FHLB of $70.6 million. The trust deposits generated from the trust administration services fluctuate based on the trust assets under administration and to a lesser extent the general economic conditions. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related servicing rights portfolios.

Matrix Bank's leverage capital ratio at June 30, 1997 was 5.4%. This exceeded the leverage capital requirement of 4.0% of adjusted assets by $5.4 million. Matrix Bank's risk-based capital ratio was 10.3% at June 30, 1997. Matrix Bank currently exceeds the risk-based capital requirement of 8.0% of risk weighted assets by $4.9 million.




CORPDAL:69482.1 26059-00019

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



                                   June 30,       December 31,     December 31,
                                    1997             1996              1995
                                 ------------     ------------     ------------

                                             (Dollars in thousands)


Nonaccrual mortgage loans        $    2,520       $   3,031        $    5,523
Nonaccrual consumer loans               856             872                15
                                 ------------     -------------    ------------
Total nonperforming loans             3,376           3,903             5,538

Foreclosed real estate                1,418             788               835
Repossessed automobiles                 191             506                 -
                                 ------------     -------------    ------------
Total nonperforming assets       $    4,985       $   5,197        $    6,373
                                 ============     =============    ============

Total nonperforming assets
    to total assets                    0.99%           1.89%             3.42%

Total nonperforming loans to
    total loans                        0.85%           1.83%             3.75%
Ratio of allowance for loan
    losses to total nonperform-
    ing loans                         39.66%          26.62%            17.03%


As of June 30, 1997, the Company had no accruing loans that were contractually past due 90 days or more, unless the interest was guaranteed through recourse provisions. At June 30, 1997, $2.3 million, or 69.5%, of the nonaccrual loans were loans that were purchased in bulk loan portfolios. Against the loans receivable, the Company has $2.8 million of purchase discounts.

The balance in the nonaccrual consumer loans primarily pertains to sub-prime auto loans that the Company repurchased. As previously disclosed, the Company settled a dispute with the purchaser of certain of the automobile loans sold prior to and in connection with the disposition of the assets of Sterling Finance Co., Inc., a subsidiary of Matrix Capital Bank ("Matrix Bank"). To settle the dispute the Company was required in June 1997 to repurchase approximately $1.5 million of automobile loans plus $108,000 of accrued interest. The Company has a separate reserve of $896,000 included in other liabilities for anticipated losses related to the repurchased sub-prime auto loans at June 30, 1997. The balance of the repossessed assets have been written down to the anticipated recoverable amount.

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




CORPDAL:69482.1 26059-00019

                           Part II - Other Information


Item 1.   Legal Proceedings

UFI is a defendant in a lawsuit entitled Douglas County Bank & Trust Co. v. United Financial, Inc., that was commenced on or about May 23, 1997 in the United States District Court for the District of Nebraska. In the action, the plaintiff-buyer alleges that UFI, as broker for the seller, made false representations regarding the GNMA certification of certain mortgage pools the servicing rights of which were offered for sale in a written offering. The plaintiff further alleges that it relied on UFI's representations in purchasing the servicing rights from the seller. The plaintiff seeks recovery of (i) the deposit paid to the seller in connection with the purchase thereof in the amount of $147,000; (ii) $1.4 million that the plaintiff claims it paid GNMA to settle a dispute regarding the certification of the mortgage pools; and (iii) approximately $1.4 million in lost profits. The Company believes that it has defenses to this lawsuit; however, no assurances can be given that an adverse judgment will not be rendered or that such a judgment would not have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.

Matrix Bank is a defendant in a lawsuit entitled HLC, Inc. v. Matrix Capital Bank, that was commenced on or about June 9, 1997 in the United States District Court for the Middle District of Tennessee. The plaintiff alleges that Matrix Bank breached an agreement pursuant to which Matrix Bank would act as an issuing bank in connection with a program allegedly developed by the plaintiff relating to the issuance of credit cards. The plaintiff agreed to perform, among other things, network marketing services in an attempt to enroll network marketing companies in the program, who in turn would solicit credit card applications from consumers. The plaintiff claims that Matrix Bank failed to comply with its contractual obligations in performing certain issuing and servicing functions in connection with the credit card accounts. As a result, the plaintiff is seeking to recover damages for lost profits and damage to its reputation in an amount in excess of $10 million. The Company believes that it has defenses to this lawsuit; however, no assurances can be given that an adverse judgment will not be rendered or that such a judgment would not have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.

The Company is involved form time to time in routine litigation incidental to its business. However, other than described above, the Company believes that it is not a party to any material pending litigation that, if decided adversely to the Company, would have a significant adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.



Item 2.   Changes in Securities

During the three months ended June 30, 1997, the Company issued the following unregistered securities in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. For the three months ended June 30, 1997 the Company granted options exercisable for a total of 25,000 shares of Common Stock to various non-executive employees of the Company. All such options are exercisable at a range of $10.375 to $17.25 per share, which was at or greater than fair market value of the Common Stock on the date of grant of such options.


Item 3.   Defaults Upon Senior Securities

                              Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

                              None





CORPDAL:69482.1 26059-00019

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits


*    11   Computation of Earning Per Share

*    27   Financial Data Schedule


          (b)  Reports on Form 8-K

               None

----------------------
* Filed herewith.




CORPDAL:69482.1 26059-00019

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MATRIX CAPITAL CORPORATION



Dated:      August 12, 1997                       /s/Guy A. Gibson
            -----------------------               ------------------------------

                                                  Guy A. Gibson
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



Dated:      August 12, 1997                       /s/David W. Kloos
            ------------------------              ------------------------------

                                                  David W. Kloos
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting and
                                                  Financial Officer)






CORPDAL:69482.1 26059-00019