Form 10-Q
period 1997-09-30
MATRIX CAPITAL CORP /CO/
filed 1997-11-14
CIK 944725

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarter Ended September 30, 1997             Commission File No. 0-21231
                                                                         -------




                           Matrix Capital Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               Colorado                                     84-1233716
----------------------------------------          ------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)



1380 Lawrence Street, Suite 1410, Denver, Colorado                       80204
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code          (303) 595-9898
                                                      --------------------------


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.



                           YES   X                      NO
                               -------                       -------


Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on November 12, 1997 was 6,681,031 shares.



CORPDAL:93391.1  99999-00001

                                TABLE OF CONTENTS




PART I        Financial Information
-----------------------------------

     ITEM 1.  Condensed Consolidated Balance Sheets
                  September 30, 1997 (unaudited)
                  and December 31, 1996.....................................  3

              Condensed Consolidated Statements of Income
                  Three and nine months ended September 30,
                  1997 and 1996 (unaudited).................................  4

              Condensed Consolidated Statements of Changes
                  in Shareholders' Equity
                  Nine months ended September 30, 1997 and
                  1996 (unaudited)..........................................  5

              Condensed Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1997 and
                  1996 (unaudited)..........................................  6

              Notes to Unaudited Condensed Consolidated
                  Financial Statements......................................  7

     ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................... 10

PART II       Other Information
-------------------------------

     ITEM 1.  Legal Proceedings............................................. 21

     ITEM 2.  Changes in Securities......................................... 21

     ITEM 3.  Defaults upon Senior Securities............................... 21

     ITEM 4.  Submissions of Matters to a Vote of Security Holders.......... 21

     ITEM 5.  Other Information............................................. 21

     ITEM 6.  Exhibits and Reports on Form 8-K.............................. 22

SIGNATURES ................................................................. 23

                                       2


CORPDAL:93391.1  99999-00001

                         Part I - Financial Information

Item 1.   Financial Statements

                           Matrix Capital Corporation
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                  September 30,     December 31,
                                                      1997              1996
                                                  -------------     ------------
                                                   (unaudited)

Assets
Cash                                              $   8,830         $   2,855

Interest earning deposits                             9,208             9,754

Loans held for sale, net                            367,501           182,801

Loans held for investment, net                       58,506            29,560

Mortgage servicing rights, net                       39,540            23,680

Other receivables                                    19,692             9,353

Federal Home Loan Bank of Dallas stock                6,494             2,871

Premises and equipment, net                           8,713             7,887

Other assets                                          7,027             5,798

                                                  ---------         ---------
Total assets                                      $ 525,511         $ 274,559
                                                  =========         =========

Liabilities and shareholders' equity
Liabilities:
   Deposits                                       $ 216,213         $  90,179

   Custodial escrow balances                         64,824            37,881

   Drafts payable                                    10,502             5,961

   Payable for purchase of mortgage servicing
     rights                                           9,671             8,044

   Federal Home Loan Bank of Dallas borrowings       82,000            51,250

   Borrowed money                                    97,018            42,431

   Other liabilities                                  6,799             5,502

   Income taxes payable                                 360             1,041
                                                  ---------         ---------
Total liabilities                                 $ 487,387         $ 242,289


                                       3
CORPDAL:93391.1  99999-00001




Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $.0001;
     authorized 5,000,000 shares; no shares
     outstanding
   Common stock, par value $.0001;
     authorized 50,000,000 shares; issued and
     outstanding 6,681,031 at September 30,
     1997 and December 31, 1996                     1                 1

   Additional paid in capital                        21,983            21,983

   Retained earnings                                 16,140            10,286
                                                  ---------         ---------

Total shareholders' equity                           38,124            32,270
                                                  ---------         ---------

Total liabilities and shareholders' equity        $ 525,511         $ 274,559
                                                  =========         =========

See accompanying notes.

CORPDAL:93391.1  99999-00001

                           Matrix Capital Corporation
                   Condensed Consolidated Statements of Income

               (Dollars in thousands except per share information)

                                   (unaudited)

                                Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                                 1997        1996        1997         1996
                                 ----        ----        ----         ----
Interest income
  Loans and mortgage-backed
     securities                $    8,809    $    3,917  $   21,372   $   11,764
  Interest earning deposits           231           115         790          331
                               ----------    ----------  ----------   ----------
  Total interest income             9,040         4,032      22,162       12,095

Interest expense
  Interest on deposits              2,318         1,041       6,155        2,602
  Interest on borrowings            2,808         1,526       6,322        5,364
                               ----------    ----------  ----------   ----------
    Total interest expense          5,126         2,567      12,477        7,966
                               ----------    ----------  ----------   ----------
  Net interest income before
     provision for loan and
     valuation losses               3,914         1,465       9,685        4,129
  Provision for loan and
     valuation losses                 237           198         534          350
                               ----------    ----------  ----------   ----------
    Net interest income             3,677         1,267       9,151        3,779

Noninterest income
  Loan administration               3,782         1,804      12,045        6,436
  Brokerage                           842         1,394       2,781        3,341
  Trust services                      806           691       2,574        2,308
  Gain on sale of loans
     and mortgage-backed
     securities                     1,131         1,556       2,094        2,409
  Gain on sale of mortgage
     servicing rights                 150         1,064       2,503        2,155
  Loan origination                  1,212           779       2,720          973
  Other                             1,146           623       2,683        1,555
                               ----------    ----------  ----------   ----------
    Total noninterest income        9,069         7,911      27,400       19,177

Noninterest expenses
  Compensation and employee
     benefits                       3,630         3,359      10,511        9,496
  Amortization of mortgage
     servicing rights               1,545           575       4,720        1,759
  Occupancy and equipment             557           559       1,533        1,460
  Professional fees                   271           153         687          394
  Data processing                     213           166         579          454
  Losses related to recourse
     sales                              -             -       1,125            -
  Other general and
     administrative                 2,841         2,797       7,807        5,332
                              -----------    ----------  ----------   ----------
    Total noninterest expense       9,057         7,609      26,962       18,895
                              -----------    ----------  ----------   ----------
    Income before income
     taxes                          3,689         1,569       9,589        4,061
  Provision for income taxes        1,459           626       3,735        1,616
                              -----------    ----------  ----------   ----------
    Net income                $     2,230    $      943  $    5,854   $    2,445
                              ===========    ==========  ==========   ==========
Net income per common and
     common equivalent share  $       .33    $      .18  $      .86   $      .50
                              ===========    ==========  ==========   ==========
Weighted average common and
     common equivalent shares   6,819,049     4,707,221   6,814,342    4,707,221
                              ===========    ==========  ==========   ==========

See accompanying notes.

                                        5
CORPDAL:93391.1  99999-00001



                           Matrix Capital Corporation
            Condensed Consolidated Statements of Shareholders' Equity

                             (Dollars in thousands)
                                   (unaudited)



                                                 Common Stock               Additional
                                                 ------------                 Paid In           Retained
                                             Shares           Amount          Capital           Earnings            Total
                                             ------           ------       -----------          --------            -----
Nine months ended September 30, 1997
------------------------------------

Balance at December 31, 1996                  6,681,031    $       1        $   21,983         $  10,286           $  32,270
Net income                                            -            -                 -             5,854               5,854
                                              ---------    ---------        ----------         ---------           ---------
Balance at September 30, 1997                 6,681,031    $       1        $   21,983         $  16,140           $  38,124
                                              =========    =========        ==========         =========           =========


Nine months ended September 30, 1996
------------------------------------
Balance at December 31, 1995                  4,668,531    $       -       $     3,769         $   6,917           $  10,686
Cash dividend paid by pooled
  company prior to merger                             -            -                 -              (201)               (201)
Capital contribution into pooled
  company prior to merger                             -            -                24                 -                  24
Net income                                            -            -                 -             2,445               2,445
Balance at September 30, 1996                 4,668,531    $       -       $     3,793         $   9,161           $  12,954
                                              =========    =========       ===========         =========           =========

See accompanying notes.


CORPDAL:93391.1  99999-00001

                           Matrix Capital Corporation
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                   (unaudited)

                                                            Period Ended
                                                           September 30,
                                                       1997             1996

Operating activities
Net income                                           $  5,854         $  2,445
Adjustments to reconcile net income to net
 cash used by operating activities:
 Depreciation and amortization                          1,025              589
 Provision for loan and valuation losses                  534              350
 Amortization of mortgage servicing rights              4,720            1,759
 Accretion of premium on deposits                           -               (7)
   Gain on sale of loans and mortgage-backed
     securities                                        (2,094)          (2,408)
 Gain on sale of mortgage servicing rights             (2,503)          (2,155)
 Losses related to recourse sales                       1,125                -
 Loans originated for sale, net of loans sold         (28,828)          15,264
 Loans purchased for sale                            (318,179)         (96,919)
 Proceeds from sale of loans purchased for sale       123,466           59,203
 Originated mortgage servicing rights, net                 78             (605)
 Increase in other receivables and other assets        (7,893)          (6,743)
   Increase in other liabilities and income taxes
     payable                                              616           13,223
Net cash used by operating activities                (222,079)         (16,004)
Investing activities
Loans originated and purchased for investment         (39,174)          (3,648)
Principal repayments on loans                          53,980           17,135
Purchase of Federal Home Loan Bank of Dallas stock     (3,623)            (742)
Purchases of premises and equipment                    (1,667)          (1,815)
Acquisition of mortgage servicing rights              (35,735)         (13,234)
Purchase of land for development                            -           (1,329)
Proceeds from sale of mortgage servicing rights        16,313            8,070
Net cash provided (used) by investing activities       (9,906)           4,437
Financing activities
Net increase in deposits                              126,034           31,344
Net increase (decrease) in custodial escrow
     balances                                          26,943           (7,918)
Increase (decrease) in revolving lines and
     repurchase agreements, net                        52,922           (9,237)
Repayments of notes payable                           (30,022)          (3,502)
Proceeds from notes payable                            42,553            5,424
Proceeds from issuance of senior notes                 19,100                -
Repayment of financing arrangements                      (116)            (230)
Capital contribution by pooled company prior to
     merger                                                 -               24
Dividend paid by pooled company prior to merger             -             (201)
Net cash provided by financing activities             237,414           15,704
Increase in cash and cash equivalents                   5,429            4,137
Cash and cash equivalents at beginning of period       12,609            7,989
Cash and cash equivalents at end of period           $ 18,038         $ 12,126
                                                     ========         ========

Supplemental disclosure of noncash activity
Payable for purchase of mortgage servicing rights    $  9,671         $  8,076
                                                     ========         ========

Supplemental disclosure of cash flow information
Cash paid for interest expense                       $ 12,249         $  8,213
                                                     ========         ========

Cash paid for income taxes                           $  4,361         $  1,753
                                                     ========         ========

See accompanying notes.

                                        7
CORPDAL:93391.1  99999-00001

                           MATRIX CAPITAL CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
             Three and Nine Months Ended September 30, 1997 and 1996

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements for earnings per common share ("EPS"). SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 - "Earnings per Share" ("APB 15") with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company is required to adopt SFAS 128 with its December 31, 1997 financial statements and restate all prior-period EPS data. The Company will continue to account for EPS under APB 15 until that time. Management does not expect that the adoption of SFAS 128 will have a material impact on the Company.

On February 5, 1997, the acquisition of The Vintage Group, Inc. ("Vintage") was completed, which was accounted for as a pooling of interests. The financial information for all prior periods presented has been restated to present the combined financial condition and results of operations of both companies as if the acquisition of Vintage had been in effect for all periods presented.

CORPDAL:93391.1  99999-00001

(2)  Mortgage Servicing Rights

The activity in the Mortgage Servicing Rights ("MSRs") is summarized as follows:


                                             Nine Months
                                                Ended               Year Ended
                                            September 30,          December 31,
                                                1997                   1996
                                            -------------          -------------
                                             (unaudited)
                                                   (Dollars in thousands)
Balance at beginning of period                $ 23,680               $ 13,817
Purchases                                       37,362                 17,142
Originated, net                                    (78)                   441
Amortization                                    (4,720)                (2,432)
Transfer of MSR to FHLMC                             -                   (110)
Sales                                          (16,704)                (5,178)
                                            -------------         --------------
Balance at end of period                      $ 39,540               $ 23,680
                                            =============         ==============

Accumulated amortization of mortgage servicing rights aggregated approximately $15,422,000 and $11,347,000 at September 30, 1997 and at December 31, 1996,
respectively.

The Company's servicing portfolio (excluding subserviced loans) was comprised of the following:


                                     September 30,                          December 31,
                                        1997                                   1996
                           -------------------------------      ----------------------------------
                              Number           Principal            Number              Principal
                             of Loans           Balance            of Loans              Balance
                                              Outstanding                              Outstanding
                           ------------      --------------     --------------     ----------------
                                    (unaudited)

                                                    (Dollars in thousands)

FHLMC                         13,172         $     699,534           12,107        $     666,218
FNMA                          20,047             1,382,104           13,426              764,632
GNMA                          17,042               672,534            9,379              278,700
Other VA, FHA, and
   conventional loans         14,501               857,835           12,870              795,486
                          ------------       --------------    --------------      ---------------
                              64,762         $   3,612,007           47,782        $   2,505,036
                          ============       ==============    ==============      ================


The Company's custodial escrow balances shown in the accompanying consolidated balance sheets pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced on behalf of others and owned by the Company, aggregating approximately $57,752,000, and $27,381,000 at September 30, 1997 and at December 31, 1996, respectively. The Company also had custodial escrow accounts on deposit for other mortgage companies aggregating approximately $7,072,000 and $10,500,000 at September 30, 1997 and December 31, 1996, respectively.

CORPDAL:93391.1  99999-00001

(3)  Deposits

Deposit account balances are summarized as follows:


                                   September 30,                               December 31,
                                       1997                                        1996
                        -----------------------------------         -----------------------------------
                                                   Weighted                                      Weighted
                                                   Average                                        Average
                            Amount     Percent       Rate                Amount      Percent       Rate
                        -------------- --------   ----------          ------------  ---------    ---------
                                    (unaudited)

                                                      (Dollars in thousands)


Passbook accounts      $         2,889     1.34%        3.91%          $     2,757       3.06%        3.45 %
NOW accounts                    24,087    11.14         2.85                 4,732       5.25         1.66
Money market accounts          100,727    46.58         3.65                 9,455      10.48         4.43
                               127,703    59.06         3.40                16,944      18.79         3.59
Certificate accounts            88,510    40.94         5.91                73,235      81.21         5.85
                        -------------- --------   ----------          ------------  ---------    ---------
    Total deposits     $       216,213   100.00%        4.52%          $    90,179     100.00%        5.36 %
                        ============== ========   ==========          ============  =========    =========


Subsequent to the acquisition of Vintage, assets under administration were transferred from a third party financial institution to Matrix Capital Bank ("Matrix Bank"), a subsidiary of the Company, and placed in interest bearing accounts. Approximately $101.2 million of assets under administration are included in interest bearing accounts as of September 30, 1997.


(4)  Commitments and Contingencies

At September 30, 1997, the Company had outstanding commitments to originate and purchase loans of $26.9 million and commitments to sell loans of $54.7 million.

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

The Development Agreement sets forth a mandatory obligation on the part of the Company to pay the City of Ft. Lupton pledged enhancement assessments of $600,000. These pledged enhancement assessments require the Company to pay the city a $2,000 fee each time the Company sells a developed residential lot. The Company is obligated to pay a minimum of $60,000 in assessment fees per year beginning in the year 1998 through the year 2007. The Company also entered into a development management agreement with a local developer to complete the development of the land. The development management agreement obligates the Company to provide up to an additional $500,000 for development. The Company has no other financial obligations to the developer beyond the $500,000, however the Company may provide, at its option, funds in excess of the amount obligated.

CORPDAL:93391.1  99999-00001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's principal activities consist of the purchase and sale of portfolios of mortgage loans and mortgage servicing rights, administration of portfolios of mortgage loans, consulting and brokerage activities involving mortgage loans and mortgage loan servicing, and real estate management and disposition services. These activities are conducted through the Company's wholly-owned subsidiaries, Matrix Financial Services Corporation ("Matrix Financial"), United Financial, Inc. ("United Financial"), Matrix Bank, United Special Services, Inc. ("USS"), and United Capital Markets, Inc. ("UCM"). On February 5, 1997, the Company completed its acquisition of Vintage. Vintage's subsidiaries, Sterling Trust Company ("Sterling Trust") and First Matrix Investment Services Corp. ("First Matrix"), are located in Waco and Arlington, Texas, respectively. Sterling Trust was incorporated in 1984 as a Texas independent, non-bank trust company specializing in self-directed qualified retirement plans, individual retirement accounts, custodial, and directed trust accounts. First Matrix is a NASD broker/dealer that provides services to individuals and deferred contribution plans.

The principal components of the Company's revenues consist of net interest income recorded by Matrix Bank and Matrix Financial, loan administration fees primarily generated by Matrix Financial, brokerage fees realized by United Financial, loan origination fees and gains on sales of residential mortgage loans and residential mortgage servicing rights generated by Matrix Financial and Matrix Bank, and trust administration fees generated by Sterling Trust.

The Company's results of operations are likely to be influenced by changes in general economic and competitive conditions and more particularly by changes in market interest rates. Fluctuations in these factors will have an effect on the volume of loan originations, mortgage loan prepayments, brokerage, the value of the Company's mortgage servicing and loan portfolios, and the volume of such activities.

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

CORPDAL:93391.1  99999-00001

Results of Operations for the
Quarter Ended  September  30, 1997  compared to the Quarter Ended  September 30,
1996


Net income; Return on average equity. Net income increased $1.3 million to $2.2 million for the quarter ended September 30, 1997, as compared to $943,000 for the quarter ended September 30, 1996. Return on average equity decreased to 24.3% for the quarter ended September 30, 1997, as compared to 33.1% for the quarter ended September 30, 1996. The decrease in return on average equity was primarily due to the increase in the average equity in the third quarter of 1997 as a result of the sale of additional stock in the fourth quarter of 1996, in conjunction with the Company's initial public offering ("IPO"), which increased equity by $18.2 million.

Net interest  income.  Net interest  income  before the  provision  for loan and valuation losses increased $2.4 million, or 167.2%, to $3.9 million for the quarter ended September 30, 1997, as compared to $1.5 million for the quarter ended September 30, 1996. The Company's net interest margin increased to 3.70% for the quarter ended September 30, 1997, as compared to 3.47% for the quarter ended September 30, 1996. These increases for the quarter ended September 30, 1997 were attributable to the following: a 174.5% increase in the Company's average loan balance which was $406.0 million for the quarter ended September 30, 1997, as compared to $147.9 million for the quarter ended September 30, 1996, and a decrease in the Company's cost of interest bearing liabilities to 5.67%, as compared to 6.53% for the quarters ended September 30, 1997 and 1996, respectively. The decrease in the cost of interest bearing liabilities was the result of trust deposits administered by Sterling Trust being transferred from a third-party financial institution to Matrix Bank upon completion of the Vintage acquisition. The above were offset by a 129.9% increase in average interest bearing liabilities to $361.4 million for the quarter ended September 30, 1997, as compared to $157.2 million for the quarter ended September 30, 1996, and a decrease in the Company's yield on interest earning assets to 8.54%, as compared to 9.56% for the quarters ended September 30, 1997 and 1996, respectively. The decrease in the Company's yield on interest earning assets was mainly attributable to the lower yield earned on the loan portfolio which decreased to 8.68% for the quarter ended September 30, 1997 from 10.00% for the quarter ended September 30, 1996. For a tabular presentation of the changes in net interest income due to changes in volume of interest earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for loan and valuation losses. Provision for loan losses increased $39,000 to $237,000 for the quarter ended September 30, 1997, as compared to $198,000 for the quarter ended September 30, 1996. This increase was primarily attributable to the increase in the balance of loans receivable which increased to $426.0 million at September 30, 1997, as compared to $148.9 million at September 30, 1996. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "--Asset Quality--Nonperforming Assets."

Loan administration. Loan administration fees increased $2.0 million, or 109.6%, to $3.8 million for the quarter ended September 30, 1997, as compared to $1.8 million for the quarter ended September 30, 1996. Loan administration fees are affected by factors that include the size of the Company's residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections, and the amount of ancillary fees collected. This increase was primarily attributable to the increase in the outstanding principal balance underlying the Company's mortgage servicing rights portfolio for the quarter ended September 30, 1997, as compared to the quarter ended September 30, 1996. The mortgage loan servicing portfolio increased by $1.4 billion, or 62.4%, to $3.6 billion at September 30, 1997, as compared to $2.2 billion at September 30, 1996.

Brokerage fees. Brokerage fees decreased $552,000, or 39.6%, to $842,000 for the quarter ended September 30, 1997, as compared to $1.4 million for the quarter ended September 30, 1996. This decrease is a direct result of market conditions, which saw fewer purchases and sales of bulk servicing portfolios. The balance of residential mortgage servicing portfolios brokered by United Financial, in terms of aggregate unpaid principal balances on the underlying loans, decreased $5.2 billion, or 68.4% to $2.4 billion for the quarter ended September 30, 1997, as compared to $7.6 billion for the quarter ended September 30, 1996.

Trust service fees. Trust service fees increased $115,000, or 16.6%, to $806,000 for the quarter ended September 30, 1997, as compared to $691,000 for the quarter ended September 30, 1996. This increase is associated with the growth in the number of trust accounts under administration at Sterling Trust which increased to 28,855 at September 30, 1997, as compared to 25,328 at September 30, 1996.

Gain on sale of loans and mortgage-backed securities. Gain on the sale of loans and mortgage-backed securities decreased $425,000, or 27.3%, to $1.1 million for the quarter ended September 30, 1997, as compared to $1.6 million for the quarter ended September 30, 1996. Gain on the sale of loans can fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply of loan portfolios in the market, the mix of loan portfolios available, the type of loan portfolios the Company purchases, and the particular loan portfolios the Company elects to sell.

Gain on sale of mortgage servicing rights. Gain on the sale of mortgage servicing rights decreased $914,000 to $150,000 for the quarter ended September 30, 1997, as compared to $1.1 million for the quarter ended September 30, 1996. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter based on the market value of the Company's servicing

CORPDAL:93391.1  99999-00001
portfolio, the particular servicing portfolios the Company elects to sell, and the availability of similar portfolios in the market.

Loan origination. Loan origination income increased $433,000, or 55.6%, to $1.2 million for the quarter ended September 30, 1997, as compared to $779,000 for the quarter ended September 30, 1996, even though wholesale residential mortgage loan production decreased $7.1 million, or 6.5% to $102.1 million for the quarter ended September 30, 1997, as compared to $109.2 million for the quarter ended September 30, 1996. This increase was primarily attributable to the Company originating a greater amount of non-agency eligible loans which generally result in higher origination fees. Loan origination income includes all mortgage loan fees, secondary marketing activity on new loan originations, and servicing release premiums on new originations sold, net of origination costs.

Noninterest expense. Included in noninterest expense for the quarter ended September 30, 1996 were two large, non-recurring items. The first was a $600,000 accrual for the previously disclosed settlement of a class-action lawsuit, and the second was a one-time $440,000 fee to recapitalize the Savings Association Insurance Fund (SAIF). After eliminating the effect of these non-recurring items from the quarter ended September 30, 1996, noninterest expense increased $2.5 million, or 37.9% to $9.1 million for the quarter ended September 30, 1997, as compared to $6.6 million for the quarter ended September 30, 1996. This increase was primarily due to expenses related to interim sub-servicing fees paid on servicing portfolios recently acquired, the expenses related to UCM which was formed in December of 1996, the opening of a telemarketing call center for the origination of mortgage loans at Matrix Financial, the increased amortization due to the Company's increased investment in mortgage servicing rights, and the overall growth and expansion of the Company. The following table details the major components of noninterest expense for the periods indicated:




                                                             Quarter Ended
                                                             September 30,
                                                       -------------------------
                                                          1997             1996
                                                       -------------------------
                                                         (Dollars in thousands)

Compensation and employee benefits                    $    3,630       $   3,359
Amortization of mortgage servicing rights                  1,545             575
Occupancy and equipment                                      557             559
Professional fees                                            271             153
Data processing                                              213             166
Other general and administrative                           2,841           2,797
                                                      ----------       ---------
                 Total                                $    9,057       $   7,609
                                                      ==========       =========

Compensation and employee benefits increased $271,000, or 8.1% to $3.6 million for the quarter ended September 30, 1997, as compared to $3.4 million for the quarter ended September 30, 1996. This increase was the result of the continued expansion of the Company's business lines in 1997, including the opening of a retail branch of Matrix Bank, a new lending office of Matrix Bank, the formation of UCM, and the opening of a telemarketing call center at Matrix Financial. The above expansion was partially offset by lower commissions-based compensation paid on brokered servicing and loan origination activities. The Company had an increase of 81 employees, or 28.2%, to 368 full time employees for the quarter ended September 30, 1997, as compared to 287 full time employees for the quarter ended September 30, 1996.

Amortization of mortgage servicing rights increased $970,000, or 168.7%, to $1.5 million for the quarter ended September 30, 1997, as compared to $575,000 for the quarter ended September 30, 1996. The amortization of mortgage servicing rights fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio.

After removing the effect of the 1996 third-quarter, non-recurring items, the remainder of noninterest expense, which includes occupancy and equipment expenses, professional fees, data processing costs and other expenses increased $1.2 million, or 47.3% to $3.9 million for the quarter ended September 30, 1997, as compared to $2.6 million for the quarter ended September 30, 1996. This increase was primarily attributable to the interim sub-servicing cost on mortgage servicing portfolios recently acquired and expansion of both existing and new business lines.

Provision for income taxes. Provision for income taxes increased by $833,000 to $1.5 million for the quarter ended September 30, 1997, as compared to $626,000 for the quarter ended September 30, 1996. The increase was due to the increase in pre-tax income.

CORPDAL:93391.1  99999-00001

Results of Operations for the Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

Net income; Return on average equity. Net income increased $3.4 million to $5.9 million for the nine months ended September 30, 1997, as compared to $2.4 million for the nine months ended September 30, 1996. Return on average equity decreased to 22.4% for the nine months ended September 30, 1997, as compared to 29.0% for the nine months ended September 30, 1996. The decrease in return on average equity was primarily due to the increase in the average equity in the first nine months of 1997 as a result of the sale of additional stock in the fourth quarter of 1996 in connection with the IPO, which increased equity by $18.2 million. Additionally, during 1997, the Company established a reserve for potential losses on sub-prime auto loans (for additional discussion see "--Asset Quality--Nonperforming Assets"); the effect of this reserve on 1997 return on average equity was partially offset by a $1.9 million secondary marketing loss recognized in the first quarter of 1996. See "--Loan Origination".

Net interest income. Net interest income before the provision for loan and valuation losses increased $5.6 million, or 134.6%, to $9.7 million for the nine months ended September 30, 1997, as compared to $4.1 million for the nine months ended September 30, 1996. The Company's net interest margin increased to 3.74% for the nine months ended September 30, 1997, as compared to 3.22% for the nine months ended September 30, 1996. These increases for the nine months ended September 30, 1997 were attributable to the following: a 108.7% increase in the Company's average loan balance which was $325.5 million for the nine months ended September 30, 1997 and $156.0 million for the nine months ended September 30, 1996, and a decrease in the Company's cost of interest bearing liabilities to 5.65% for the nine months ended September 30, 1997, as compared to 6.74% for the nine months ended September 30, 1996. The decrease in the cost of interest bearing liabilities was the result of trust deposits administered by Sterling Trust being transferred from a third-party financial institution to Matrix Bank upon completion of the Vintage acquisition. The above were offset by a 86.9% increase in average interest bearing liabilities to $294.4 million for the nine months ended September 30, 1997, as compared to $157.5 million for the nine months ended September 30, 1996, and a decrease in the Company's yield on interest earning assets to 8.55%, as compared to 9.45% for the nine months ended September 30, 1997 and 1996, respectively. The decrease in the Company's yield on interest earning assets was attributable to the lower yield earned on the loan portfolio which decreased to 8.76% for the nine months ended September 30, 1997 from 9.75% for the nine months ended September 30, 1996. For a tabular presentation of the changes in net interest income due to changes in volume of interest earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for loan losses. Provision for loan losses increased $184,000 to $534,000 for the nine months ended September 30, 1997, as compared to $350,000 for the nine months ended September 30, 1996. This increase was primarily in response to the increase in the loans receivable balance. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "--Asset Quality--Nonperforming Assets."

Loan administration. Loan administration fees increased $5.6 million, or 87.2%, to $12.0 million for the nine months ended September 30, 1997, as compared to $6.4 million for the nine months ended September 30, 1996. This increase was primarily attributable to the increase in the outstanding principal balance underlying the Company's mortgage servicing rights portfolio for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996. The mortgage loan servicing portfolio increased by $1.4 billion, or 62.4%, to $3.6 billion at September 30, 1997 as compared to $2.2 billion at September 30, 1996.

Brokerage fees. Brokerage fees decreased $560,000, or 16.8%, to $2.8 million for the nine months ended September 30, 1997, as compared to $3.3 million for the nine months ended September 30, 1996. This was a direct result of market conditions in the third quarter of 1997, which saw fewer purchases and sales of bulk servicing portfolios. The balance of residential mortgage servicing portfolio's brokered by United Financial, in terms of aggregate unpaid principal balances on the underlying loans, decreased $5.4 billion, or 26.7% to $14.8 billion for the nine months ended September 30, 1997, as compared to $20.2 billion for the nine months ended September 30, 1996.

Trust service fees. Trust service fees increased $266,000, or 11.5%, to $2.6 million for the nine months ended September 30, 1997, as compared to $2.3 million for the nine months ended September 30, 1996. This increase is associated with the growth in the number of trust accounts under management at Sterling Trust.

Gain on sale of loans and mortgage-backed securities. Gain on the sale of loans and mortgage-backed securities decreased by $315,000, or 13.1% to $2.1 million for the nine months ended September 30, 1997, as compared to $2.4 million for the nine months ended September 30, 1996. Gain on the sale of loans can fluctuate significantly from period to period based on a variety of factors, such as the current interest rate environment, the supply of loan portfolios in the market, the mix of loan portfolios available, the type of loan portfolios the Company purchases, and the particular loan portfolios the Company elects to sell.

Gain on sale of mortgage servicing rights. Gain on the sale of mortgage servicing rights increased $348,000 to $2.5 million for the nine months ended

CORPDAL:93391.1  99999-00001

September  30,  1997,  as  compared to $2.2  million  for the nine months  ended
September 30, 1996. In terms of aggregate outstanding principal balances of mortgage loans underlying such servicing rights, the Company sold $1.13 billion in purchased mortgage servicing rights for the nine months ended September 30, 1997, as compared to $550.0 million for the nine months ended September 30, 1996. Gains from the sale of mortgage servicing rights can fluctuate significantly based on the market value of the Company's servicing portfolio, the particular servicing portfolios the Company elects to sell, and the availability of similar portfolios in the market. All of the mortgage servicing rights sold in 1997 pertain to mortgage servicing rights purchased in 1997 and were consummated primarily to provide the Company with an opportunity to diversify its servicing portfolio and generate earnings.

Loan origination. Loan origination income increased $1.7 million to $2.7 million for the nine months ended September 30, 1997, as compared to $973,000 for the nine months ended September 30, 1996, even though the Company experienced a decrease in wholesale residential mortgage loan production of $187.4 million, or 38.9%, to $294.8 million for the nine months ended September 30, 1997, as compared to $482.2 million for the nine months ended September 30, 1996. This increase was primarily attributable to a $1.9 million secondary marketing loss that occurred in March 1996. The secondary loss was attributable to the failure of a former officer of Matrix Financial to adhere to the established hedging policies. As a result, certain closed loans were not adequately hedged which resulted in the $1.9 million loss when interest rates increased dramatically in March 1996, thereby causing the funded loans and pipeline commitments to decline in market value. Had the policies been followed, the Company would still have recognized a loss, albeit significantly smaller, since it is difficult for the Company to be completely hedged when interest rates rapidly and significantly change. The Company has implemented several management and reporting changes to help ensure that the hedging policies established by Matrix Financial's Board of Directors are adhered to so as to mitigate secondary losses in volatile interest rate markets. Loan origination income includes all mortgage loan fees, secondary marketing activity on new loan originations, and servicing release premiums on new originations sold, net of origination costs.

Noninterest expense. Noninterest expense increased $8.1 million, or 42.7% to $27.0 million for the nine months ended September 30, 1997, as compared to $18.9 million for the nine months ended September 30, 1996. This increase was primarily due to expenses related to interim sub-servicing on mortgage servicing portfolios acquired in 1997, the expenses related to UCM which was formed in December 1996, the opening of a telemarketing call center for the origination of mortgage loans at Matrix Financial, increased amortization due to the Company's increased investment in mortgage servicing rights, and the overall growth and expansion of the Company. During the nine months ended September 30, 1997, the Company established a $1.1 million reserve for potential losses on repurchased sub-prime auto loans. This item was essentially offset by the following items which were recorded during the nine months ended September 30, 1996: a $600,000 accrual for the previously disclosed settlement of a class-action lawsuit, and a one-time fee of $440,000 to recapitalize the Savings Association Insurance Fund
(SAIF). The following table details the major components of noninterest expense for the periods indicated:




                                                           Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                          1997             1996
                                                       -------------------------
                                                             (In thousands)

Compensation and employee benefits                    $   10,511       $   9,496
Amortization of mortgage servicing rights                  4,720           1,759
Occupancy and equipment                                    1,533           1,460
Professional fees                                            687             394
Data processing                                              579             454
Other general and administrative                           8,932           5,332
                                                      ----------       ---------
                 Total                                $   26,962       $  18,895
                                                      ==========       =========

Compensation and employee benefits increased $1.0 million, or 10.7% to $10.5 million for the nine months ended September 30, 1997, as compared to $9.5 million for the nine months ended September 30, 1996. This increase was the result of the continued expansion of the Company's business lines in 1997, including the opening of a retail branch of Matrix Bank, a new lending office of Matrix Bank, the formation of UCM, and the opening of Matrix Financial's telemarketing call center. The Company had an increase of 81 full time employees, or 28.2%, to 368 full time employees for the nine months ended September 30, 1997, as compared to 287 full time employee for the nine months ended September 30, 1996.

Amortization of mortgage servicing rights increased $2.9 million, or 168.3% to $4.7 million for the nine months ended September 30, 1997, as compared to $1.8 million for the nine months ended September 30, 1996. Amortization of mortgage servicing rights fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio.

After removing the effects of the non-recurring items (the $1.1 million reserve on repurchased sub-prime auto loans in 1997 and the $600,000 accrual for the


                                       15
CORPDAL:93391.1  99999-00001
settlement of a class-action lawsuit and the $440,000 SAIF recapitalization, both in 1996 discussed above), the remainder of noninterest expense, which includes occupancy and equipment expenses, professional fees, data processing costs and other expenses increased $4.0 million, or 61.1% to $10.6 million for the nine months ended September 30, 1997 as compared to $6.6 million for the nine months ended September 30, 1996. The increase was primarily attributable to the interim sub-servicing cost on mortgage servicing portfolios recently acquired and expansion of both existing and new business lines.

Provision for Income Taxes. Provision for income taxes increased $2.1 million to $3.7 million for the nine months ended September 30, 1997 as compared to $1.6 million for the nine months ended September 30, 1996. The increase was due to the increase in pre-tax income.



Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated information regarding the Company's average balances of assets and liabilities as well as the dollar amounts of interest income from interest earning assets and interest expense on interest bearing liabilities and the resultant yields and costs. Average interest rate information for the three and nine months ended September 30, 1997 and 1996, respectively, have been annualized. Ratio, yield and rate information are based on daily averages where available, otherwise, average monthly balances have been used. Nonaccrual loans have been included in the calculation of average balances for loans for the periods indicated.

CORPDAL:93391.1  99999-00001

                                                    Three Months Ended                               Nine Months Ended
                                                        September 30,                                   September 30,
                                 ------------------------------------------------- -------------------------------------------------
                                             1997                    1996                      1997                     1996
                                 ------------------------ ------------------------ ------------------------ ------------------------
                                 Average          Average Average          Average Average          Average Average          Average
                                 Balance Interest   Rate  Balance Interest   Rate  Balance Interest   Rate  Balance Interest  Rate
                                 ------- -------- ------- ------- -------- ------- ------- -------- ------- ------- -------- -------
ASSETS
Interest earning assets:
  Loans, net                    $406,014 $ 8,809   8.68% $147,936 $ 3,700  10.00% $325,517 $21,372    8.76% $156,007 $11,413  9.75%
  Mortgage-backed securities           -       -      -    11,611     217   7.48         -       -       -     6,215     351  7.53
  Interest earning deposits       11,773     147   4.99     6,532      75   4.59    16,203     618    5.09     5,860     220  5.01
  FHLB stock                       5,572      84   6.03     2,657      39   5.87     3,855     172    5.95     2,522     111  5.87
                                -------- -------   ----- -------- -------  ------ -------- -------    ----- -------- -------  -----
    Total interest earning
      assets                     423,359   9,040   8.54   168,736   4,031   9.56   345,575  22,162    8.55   170,604  12,095  9.45

Noninterest earning assets:
  Cash                             9,096                    3,093                   10,375                     2,803
  Allowance for loan and
     valuation losses             (1,405)                  (1,196)                  (1,270)                   (1,128)
  Premises and equipment           8,491                    7,255                    8,128                     6,915
  Other assets                    59,726                   26,120                   62,381                    24,755
                                --------                 --------                 --------                  --------
    Total noninterest earning
     assets                       75,908                   35,272                   79,614                    33,345
                                --------                 --------                 --------                  --------
    Total assets                $499,267                 $204,008                 $425,189                  $203,949
                                ========                 ========                 ========                  ========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Passbook accounts             $  2,843 $    28   3.94% $  2,208 $    19   3.44% $  2,851 $    84    3.93% $  2,350 $    59  3.35%
  Money market and negotiable
     order of withdrawal ("NOW")
     accounts                    112,256   1,017   3.62    11,490     112   3.90    92,425   2,473    3.57    11,782     345  3.90
  Certificates of deposit         85,293   1,273   5.97    62,125     910   5.86    81,134   3,598    5.91    50,232   2,198  5.83
  FHLB borrowings                 84,346   1,213   5.75    30,360     433   5.70    45,433   1,931    5.67    33,054   1,409  5.68
  Borrowed money                  76,631   1,595   8.33    51,003   1,093   8.57    72,573   4,391    8.07    60,068   3,955  8.78
                                -------- -------   ----- -------- -------  ------ -------- -------    ----- -------- -------  -----
    Total interest bearing
     liabilities                 361,369   5,126   5.67   157,186   2,567   6.53   294,416  12,477    5.65   157,486   7,966  6.74
                                -------- -------   ----- -------- -------  ------ -------- -------    ----- -------- -------  -----
Noninterest bearing liabilities:
  Demand deposits (including
    custodial escrow balances)    89,885                   27,539                   79,875                    28,387
  Other liabilities               11,323                    7,872                   16,118                     6,836
                                --------                 --------                 --------                  --------
    Total noninterest bearing
     liabilities                 101,208                   35,411                   95,993                    35,223
Shareholders' equity              36,690                   11,411                   34,780                    11,240
                                --------                 --------                 --------                  --------
Total liabilities and
     shareholders' Equity       $499,267                 $204,008                 $425,189                  $203,949
                                ========                 ========                 ========                  ========

Net interest income before
     provision for loan
     and valuation losses                $ 3,914                  $ 1,464                  $ 9,685                   $ 4,129
                                         =======                  =======                  =======                   =======

Interest rate spread                               2.87%                    3.03%                     2.90%                   2.71%
                                                   =====                    =====                     =====                   =====

Net interest margin                                3.70%                    3.47%                     3.74%                   3.22%
                                                   =====                    =====                     =====                   =====
Ratio of average interest
     earning assets to average
     interest bearing liabilities                117.15%                  107.35%                   117.38%                 108.33%
                                                 =======                  =======                   =======                 =======

                                       17

CORPDAL:93391.1  99999-00001

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


                                                   Three Months Ended                            Nine Months Ended
                                                     September 30,                                 September 30,
                                                      1997 vs 1996                                 1997 vs 1996
                                       ------------------------------------------   -------------------------------------------
                                                                         Increase (Decrease)
                                                                           Due to Change in
                                       ----------------------------------------------------------------------------------------
                                          Volume          Rate           Total          Volume           Rate           Total
                                       ------------   ------------    ------------   -------------   ------------   -------------
                                                                       (Dollars in thousands)
Interest earning assets:
  Loans, net                              $ 5,599         $(490)         $ 5,109         $11,129         $(1,170)       $9,959
  Mortgage backed securities                 (217)            -             (217)           (351)              -          (351)
  Interest earning deposits                    65             7               72             394               4           398
  FHLB stock                                   44             1               45              59               2            61
                                       ------------   ------------    ------------   -------------   ------------    ------------

     Total interest earning assets          5,491          (482)           5,009          11,231          (1,164)       10,067


Interest bearing liabilities:
  Passbook accounts                             6             3                9              15              10            25
  Money market and NOW accounts               913            (8)             905           2,158             (30)        2,128
  Certificates of deposit                     346            17              363           1,370              30         1,400
  FHLB borrowings                             776             4              780             526              (4)          522
  Borrowed money                              533           (31)             502             757            (321)          436
                                       ------------   ------------    ------------   -------------   ------------   -------------

     Total interest bearing
      liabilities                           2,574           (15)           2,559           4,826            (315)        4,511
                                      ------------   -------------   ------------    ------------   ------------    ------------

Change in net interest income
     before provision for
     loan and valuation losses            $ 2,917         $(467)         $ 2,450         $ 6,405         $  (849)      $ 5,556
                                       ===========   =============   ============    ============   ============   =============

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

The Company's principal source of funding for its servicing acquisition activities consists of line of credit facilities provided to Matrix Financial by unaffiliated financial institutions. At September 30, 1997, $14.0 million was outstanding under the servicing acquisition line. The servicing acquisition lines in place are sufficient to fund the servicing rights under purchase commitments.

The Company's principal source of funding for its loan origination business consists of warehouse lines of credit and sale/repurchase facilities provided to Matrix Financial by financial institutions and brokerage firms. As of September 30, 1997, Matrix Financial's warehouse lines of credit aggregated $80.0 million, of which $29.8 million was available to be utilized.

CORPDAL:93391.1  99999-00001

In the ordinary course of business, the Company makes commitments to originate residential mortgage loans and holds originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the pipeline loans. The Company mitigates this risk through the use of mandatory and nonmandatory forward commitments to sell loans. As of September 30, 1997, the Company had $81.2 million in pipeline and funded loans offset with mandatory forward commitments of $54.7 million and nonmandatory forward commitments of $15.4 million. The inherent value of the forward commitments is considered in the determination of the lower of cost or market for such loans.

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

In March 1997, the Company refinanced its bank stock loan and increased the credit available under the loan by an additional $6.0 million. The new bank stock loan has two components of the loan, a $2.0 million term loan, which was used to refinance the bank stock loan in place at December 31, 1996, and a revolving line of credit of $6.0 million. As of September 30, 1997, the balance of the revolving line of credit was zero. In March of 1998, the balance of the revolving line of credit will be converted to a term loan. The additional proceeds from the loan will be used as capital at Matrix Bank. The new bank stock loan requires the Company to maintain (i) total stockholders' equity of $27.5 million plus 100% of all future equity contributions, plus 50% of cumulative quarterly net income (ii) dividends less than 50% of the Company's net cash income after adjustments and (iii) total adjusted debt to stockholders' equity less than 4 : 1.

On September 29, 1997, the Company completed a registered debt offering of $20.0 million in Senior Notes due 2004, raising net proceeds of approximately $19.1 million. Interest on the Senior Notes of 11.5% is payable semi-annually on March 31 and September 30 of each year, commencing on March 31, 1998, with a balloon payment for the entire principal balance due in September 2004. The proceeds from the offering were used initially to reduce the Company's revolving line of credit balances. At the time investment opportunities become available, the revolving credit lines will once again be drawn upon to fund such opportunities.

The Senior Notes require the Company to (i) maintain consolidated tangible equity capital of not less than $35 million, and (ii) meet the requirements necessary such that Matrix Bank will not be classified as other than "well capitalized" as defined by 12 C.F.R. Section 565.4. Additionally, the Senior Notes contain other covenants regarding certain restricted payments, incurrence of indebtedness and issuance of preferred stock, liens, merger, consolidation or sale of assets, and transactions with affiliates. Under the conditions of the Senior Notes, the Company may not incur any additional indebtedness if the consolidated leverage ratio exceeds 2:1.

Matrix Bank's primary source of funds for use in lending, purchasing bulk loan portfolios, investing and other general purposes are retail deposits, trust deposits, custodial escrow balances, FHLB borrowings, sales of loan portfolios and proceeds from principal and interest payments on loans. Contractual loan payments and deposit inflows and outflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLB as its primary source for borrowings. At September 30, 1997, Matrix Bank had overnight borrowings from the FHLB of $82.0 million. The trust deposits generated from the trust administration services fluctuate based on the trust assets under administration and to a lesser extent the general economic conditions. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related servicing rights portfolios.

Matrix Bank's leverage capital ratio at September 30, 1997 was 5.9%. This exceeded the leverage capital requirement of 4.0% of adjusted assets by $7.3 million. Matrix Bank's risk-based capital ratio was 10.9% at September 30, 1997. Matrix Bank currently exceeds the risk-based capital requirement of 8.0% of risk weighted assets by $6.5 million.

Asset Quality

Nonperforming Assets

The following table sets forth information as to the Company's nonperforming assets ("NPAs"). NPAs consist primarily of nonaccrual loans and foreclosed real estate. Loans are placed on nonaccrual when full payment of principal or interest is in doubt or when they are past due 90 days as to either principal or interest. Foreclosed real estate arises primarily through foreclosure on mortgage loans owned.

CORPDAL:93391.1  99999-00001



                                             September 30,            December 31,           December 31,
                                                 1997                     1996                   1995
                                           -----------------        -----------------      ----------------

                                                                (Dollars in thousands)


Nonaccrual mortgage loans                 $            3,315       $            3,031     $           5,523

Nonaccrual consumer loans                                394                      872                    15
                                           -----------------        -----------------      ----------------
Total nonperforming loans                              3,709                    3,903                 5,538

Foreclosed real estate                                 1,125                      788                   835
Repossessed automobiles                                  225                      506                     -
                                           -----------------        -----------------      ----------------

Total nonperforming assets                $            5,059       $            5,197     $           6,373
                                           =================        =================      ================


Total nonperforming assets
    to total assets                                    0.96%                    1.89%                 3.42%

Total nonperforming loans to total loans               0.87%                    1.83%                 3.75%

Ratio of allowance for loan losses to
    total nonperforming loans                         40.42%                   26.62%                17.03%


As of September 30, 1997, the Company had no accruing loans that were contractually past due 90 days or more, unless the interest was guaranteed through recourse provisions. At September 30, 1997, $3.2 million, or 86.6%, of the nonaccrual loans were loans that were purchased in bulk loan portfolios. Against the loans receivable, the Company has $2.8 million of purchase discounts.

The balance in the nonaccrual consumer loans primarily pertains to sub-prime auto loans that the Company repurchased. As previously disclosed, the Company settled a dispute with the purchaser of certain of the automobile loans sold prior to and in connection with the disposition of the assets of Sterling Finance Co., Inc., a subsidiary of Matrix Capital Bank ("Matrix Bank"). To settle the dispute the Company was required in June 1997 to repurchase approximately $1.5 million of automobile loans plus $108,000 of accrued interest. The Company has a separate reserve of $261,000 included in other liabilities for anticipated losses related to the repurchased sub-prime auto loans at September 30, 1997. The balance of the repossessed assets have been written down to the anticipated recoverable amount.

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

CORPDAL:93391.1  99999-00001

                           Part II - Other Information


Item 1.   Legal Proceedings

United Financial, Inc. ("UFI") is a defendant in a lawsuit entitled Douglas County Bank & Trust Co. v. United Financial, Inc., that was commenced on or about May 23, 1997 in the United States District Court for the District of Nebraska. In the action, the plaintiff-buyer alleges that UFI, as broker for the seller, made false representations regarding the GNMA certification of certain mortgage pools, the servicing rights of which were offered for sale in a written offering. The plaintiff further alleges that it relied on UFI's representations in purchasing the servicing rights from the seller. The plaintiff seeks recovery of (i) the deposit paid to the seller in connection with the purchase thereof in the amount of $147,000; (ii) $1.4 million that the plaintiff claims it paid GNMA to settle a dispute regarding the certification of the mortgage pools; and (iii) approximately $1.4 million in lost profits. The Company believes that it has defenses to this lawsuit; however, no assurances can be given that an adverse judgment will not be rendered or that such a judgment would not have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.

Matrix Bank was named defendant in a lawsuit entitled HLC, Inc. v. Matrix Capital Bank, that was commenced on or about June 9, 1997 in the United States District Court for the Middle District of Tennessee. The plaintiff alleged that Matrix Bank breached an agreement pursuant to which Matrix Bank would act as an issuing bank in connection with a program allegedly developed by the plaintiff relating to the issuance of credit cards. The plaintiff agreed to perform, among other things, network marketing services in an attempt to enroll network marketing companies in the program, who in turn would solicit credit card applications from consumers. In October 1997, Matrix Bank settled this lawsuit in consideration of the payment by Matrix Bank of approximately $210,000, payable over 12 months (but fully accrued during the fourth quarter of 1997). Matrix Bank is under no obligation to approve any more network marketers submitted to it under the plaintiff's program.

The Company is involved from time to time in routine litigation incidental to its business. However, other than described above, the Company believes that it is not a party to any material pending litigation that, if decided adversely to the Company, would have a significant adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.

Item 2.   Changes in Securities

During the three months ended September 30, 1997, the Company issued the following unregistered securities in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. For the three months ended September 30, 1997, the Company granted options exercisable for a total of 2,500 shares of Common Stock to a non-executive employee of the Company. All such options are exercisable at $13.60 per share, which was at or greater than fair market value of the Common Stock on the date of grant of such options.


Item 3.   Defaults Upon Senior Securities

                              Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

                              None

Item 5.   Other Information

                              None

CORPDAL:93391.1  99999-00001

Item 6.   Exhibits and Reports on Form 8-K

                (a)  Exhibits


*    10.1   Letter Agreement, dated September 15, 1997, with T. Allen McConnell

*    11.1   Computation of Earnings Per Share

*    27.1   Financial Data Schedule


               (b)  Reports on Form 8-K

                  None

----------------------
* Filed herewith.

CORPDAL:93391.1  99999-00001

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MATRIX CAPITAL CORPORATION



Dated:      November 12, 1997                      /s/Guy A. Gibson
            -----------------------------          -----------------------------

                                                   Guy A. Gibson
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)



Dated:      November 12, 1997                      /s/David W. Kloos
            ------------------------------         -----------------------------

                                                   David W. Kloos
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Accounting and
                                                   Financial Officer)

CORPDAL:93391.1  99999-00001