Form 10-K
period 1997-12-31
MATRIX CAPITAL CORP /CO/
filed 1998-03-26
CIK 944725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________

                        Commission file number: 0-21231

                          MATRIX CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)

            COLORADO                                           84-1233716
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

  1380 Lawrence Street, Suite 1410
         DENVER, COLORADO                                        80204
(Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code: (303) 595-9898

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, PAR VALUE $.0001 PER SHARE
                               (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 13, 1998, 6,703,880 shares of common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price of such stock on the Nasdaq National Market on March 12, 1998, was $47,495,295. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:
The Company's definitive proxy statement for the Annual Meeting of Shareholders to be held May 1, 1998 is incorporated by reference into Part III of this Form 10-K.

                               TABLE OF CONTENTS
                                                                                                         PAGE
                                                                                                         ----
                                    PART I
Item 1.  Business......................................................................................    3
Item 2.  Properties....................................................................................   19
Item 3.  Legal Proceedings.............................................................................   19
Item 4.  Submission of Matters to a Vote of Security Holders...........................................   20

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.........................   20
Item 6.  Selected Financial Data.......................................................................   22
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........   23
Item 7a. Quantitative and Qualitative Disclosures about Market Risk....................................   42
Item 8.  Financial Statements and Supplementary Data...................................................   42
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..........   42

                                   PART III

Item 10. Directors and Executive Officers of the Registrant............................................   42
Item 11. Executive Compensation........................................................................   42
Item 12. Security Ownership of Certain Beneficial Owners and Management................................   42
Item 13. Certain Relationships and Related Transactions................................................   42

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................   43

                                    PART I

ITEM 1.  BUSINESS
         --------

General

  Matrix Capital Corporation (the "Company") is a unitary thrift holding company that, through its subsidiaries (the "Subsidiaries") focuses on traditional banking, mortgage banking, and the administration of self-directed trust accounts. The Company's traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. The Company's mortgage banking activities consist primarily of purchasing and selling residential mortgage loans and residential mortgage servicing rights; offering brokerage, consulting and analytical services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; originating residential mortgages; and providing real estate management and disposition services. The Company's trust activities focus primarily on the administration of self-directed individual retirement accounts, qualified retirement plans, and custodial and directed trust accounts. The Company was incorporated in Colorado in June 1993. Its principal executive offices are located at 1380 Lawrence Street, Suite 1410, Denver, Colorado 80204, and its telephone number is (303) 595-9898.

  In February 1998, the Board of Directors approved the change of the Company's name to "Matrix Bancorp", subject to approval of the Company's shareholders. The proposed name change is scheduled to be voted on by the shareholders at the upcoming Annual Meeting of Shareholders on May 1, 1998. If approved, it is anticipated that the trading symbol for the Company's common stock on the Nasdaq National Market will become "MTXB".

THE SUBSIDIARIES

  The Company's core business operations are conducted through the following operating Subsidiaries:

  MATRIX BANK. With its main office in Las Cruces, New Mexico and a full service branch in Sun City, Arizona, Matrix Capital Bank ("Matrix Bank") serves its local communities by providing a broad range of personal and business depository services, offering residential loans, and providing consumer and commercial real estate loans. In addition, Matrix Bank has established a loan office in Evergreen, Colorado (near Denver) that primarily originates residential real estate construction loans and commercial loans in the Colorado market. Matrix Bank also holds the noninterest-bearing custodial escrow deposits related to the residential mortgage loan portfolio serviced by Matrix Financial Services Corporation ("Matrix Financial") and the interest-bearing money market accounts administered by Sterling Trust Company ("Sterling Trust"). See "--Matrix Financial" and "--The Vintage Group". These custodial escrow deposits, money market accounts under administration, as well as other traditional deposits, are used to fund bulk purchases of residential mortgage loan portfolios throughout the United States, a substantial portion of which are serviced by Matrix Financial following their purchase. As of December 31, 1997, Matrix Bank was deemed to be "well-capitalized" under applicable regulatory standards.

  UNITED FINANCIAL. United Financial, Inc. ("United Financial") provides brokerage and consulting services to financial institutions and financial services companies in the mortgage banking industry. These services include the brokering and analysis of residential mortgage loan servicing rights, corporate and mortgage loan servicing portfolio valuations (which includes the complex "mark-to-market" valuation and analysis required under Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights ("FAS 122"), superceded by Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 125")), and to a lesser extent, consultation and brokerage services in connection with mergers and acquisitions of mortgage banking entities. United Financial provides brokerage services to the mortgage banking entities within several of the nation's largest financial institutions, such as Banc One Mortgage Corporation, Chase Manhattan Mortgage Corporation, and Mellon Mortgage Corporation. During 1997 and 1996, United Financial brokered the sale of 91 and 92 mortgage loan servicing portfolios totaling $33.4 billion and $26.4 billion in outstanding mortgage loan principal balances, respectively. As a result of this volume of brokerage activity, the Company has access to a wide array of information relating to the mortgage banking industry, including emerging market trends, prevailing market prices, pending regulatory changes, and changes in levels of supply and demand. Consequently, the Company is able to identify certain types of mortgage servicing portfolios that are well suited to its particular servicing platform and unique corporate structure.

  MATRIX FINANCIAL. Matrix Financial acquires residential mortgage loan servicing rights (sometimes referred to herein as "MSRs") on a nationwide basis through purchases in the secondary market, services the loans underlying these rights, and originates mortgage loans through its wholesale loan origination network and its telemarketing call center established in 1997. As of December 31, 1997, Matrix Financial serviced 61,517 borrower accounts representing $3.3 billion in principal balances (excluding $239.3 million in subservicing for non-affiliates of the Company), the majority of which were seasoned loans having lower principal and higher custodial escrow balances than newly-originated mortgage loans. As a servicer of mortgage loans, Matrix Financial is required to establish custodial escrow accounts for the deposit of borrowers' payments, which may include principal, interest, taxes and insurance. These payments are held at Matrix Bank. At December 31, 1997, the custodial escrow accounts related to the Company's servicing portfolio maintained at Matrix Bank were $42.9 million in the aggregate. For the calendar year 1997, Matrix Financial originated $403.0 million in residential mortgage loans primarily through its regional wholesale production offices located in Atlanta, Denver, Las Vegas and Phoenix. The mortgage loans originated by Matrix Financial on a wholesale and retail basis are typically sold in the secondary market.

  THE VINTAGE GROUP. In early 1997, the Company acquired The Vintage Group, Inc. ("Vintage"). Vintage's subsidiaries, Sterling Trust and First Matrix Investment Services Corporation ("First Matrix") are located in Waco, and Arlington, Texas, respectively. Sterling Trust was incorporated in 1984 as a Texas independent, non-bank trust company specializing in the administration of self-directed individual retirement accounts, qualified retirement plans, and custodial and directed trust accounts. As of December 31, 1997, Sterling Trust had in excess of 29,000 accounts with assets under administration of over $1.4 billion, approximately $92.4 million of which represented interest-bearing deposits under administration held at Matrix Bank. First Matrix is a NASD broker/dealer that provides services to individuals and deferred contribution plans.

  UNITED SPECIAL SERVICES. United Special Services, Inc. ("USS") provides real estate management and disposition services to financial services companies and financial institutions. In addition to the unaffiliated clients currently served by USS, Matrix Financial uses USS exclusively in handling the disposition of its foreclosed real estate. USS also provides limited collateral valuation opinions to clients that are interested in assessing the value of the collateral underlying mortgage loans, as well as to clients such as Matrix Bank and other third-party mortgage loan buyers evaluating potential bulk purchases of mortgage loans.

  UNITED CAPITAL MARKETS. United Capital Markets, Inc. ("UCM") is a Registered Investment Advisor that focuses on risk management services for institutional clients. It provides a professional outsourcing alternative to in-house risk management departments and Wall Street derivative products. UCM typically focuses on interest rate and prepayment risk as they relate to specific objectives articulated to UCM by the client. UCM's risk management strategy includes modeling of asset risk, setting up and trading individual hedge accounts and matching accounting practice and management goals. Although the Company believes that UCM will ultimately be able to implement risk management strategies for clients with respect to several asset classes, UCM's initial focus has been on the implementation of risk management strategies for clients' portfolios of mortgage servicing rights. UCM is managed by former senior executives from nationally recognized investment banks and the mortgage banking industry with many years of experience in risk management and hedging strategies.

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

   AccuBanc Mortgage Corporation            Firstar Bank
   Banc One Mortgage Corporation            Mellon Mortgage Corporation
   Bank of America                          NVR Mortgage Finance, Inc.
   Chase Manhattan Mortgage Corporation     Principal Residential Mortgage, Inc.
   First of America Loan Services, Inc.     Resource Bancshares Mortgage Group

  Mortgage servicing rights are sold either on a bulk basis, in which the seller identifies, packages and sells a portfolio of mortgage servicing rights to a buyer in a single transaction, or on a flow basis, in which the seller agrees to sell to a specified buyer from time to time the mortgage servicing rights originated by the seller that meet certain criteria. United Financial is capable of helping both buyers and sellers with respect to bulk sales and flow sales of mortgage servicing rights.

  The Company believes that the client relationships developed by United Financial through its national network of contacts with commercial banks, mortgage companies, savings associations and other institutional investors represent a significant competitive advantage and form the basis for United Financial's national market presence. These contacts also enable United Financial to identify prospective clients for other Subsidiaries and make referrals where appropriate. See "--Consulting and Analytic Services."

  The secondary market for purchasing and selling mortgage servicing rights has become increasingly more active since its inception during the early 1980s. While servicing rights are the primary asset of most mortgage companies, other institutions such as commercial banks and savings associations also build portfolios of mortgage servicing rights, which can serve as a significant source of noninterest income. Most institutions that own mortgage servicing rights have found that careful management of these assets is necessary due to their susceptibility to interest rate cycles, changing prepayment patterns of mortgage loans, and fluctuating earnings rates achieved on custodial escrow balances. With the implementation of FAS 122, which requires companies to capitalize originated mortgage servicing rights, management of mortgage servicing assets has become even more critical. These managerial efforts, combined with interest rate sensitivity of the assets and the growth strategies of market participants, create constantly changing supply and demand and, therefore, price levels in the secondary market for mortgage servicing rights.

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

  CONSULTING AND ANALYTIC SERVICES. The analytics group of United Financial has developed expertise in helping companies implement and, on an ongoing basis, track their FAS 122 "mark-to-market" valuations and analyses. Expansion into the FAS 122 valuations arena represented a logical progression for United Financial. In connection with the consulting services performed by United Financial on pools of mortgage servicing rights held for sale by United Financial's clients, United Financial performed many of the same types of analyses required by FAS 122. Therefore, United Financial was able to enhance its existing valuation models and create a software program that could be customized to fit its customers' many different needs and unique situations in performing FAS 122 analyses. In addition, United Financial has the infrastructure and management information system capabilities necessary to undertake the complex analyses required by FAS 122. Many of the companies affected by the implementation of FAS 122 have outsourced this function to a third-party rather than dedicate the resources necessary to develop systems for and perform their own FAS 122 valuations.

  Because FAS 122 requires that mortgage servicing portfolios be valued at the lower of cost or market value on a quarterly basis, active management of servicing assets has become a critical component to holders of mortgage servicing rights. Due to the risk of impairment on mortgage servicing rights as a result of constantly changing interest rates and prepayment speeds on the underlying mortgage portfolio, risk management of portfolios of mortgage servicing rights by the holder of the portfolio, which typically takes the form of hedging the portfolio, has become a more prevalent practice over recent periods. The FAS 122 "mark-to-market" analyses made by United Financial help Company clients assess which of their portfolios of mortgage servicing rights are most susceptible to impairment due to interest rate and prepayment risk. Once identified, the analytics group of United Financial is able to introduce the client to management at UCM, who in turn is able to offer its risk management services relating to the identified or other mortgage servicing portfolios owned by the client in order to meet the client's stated objectives. As previously mentioned, UCM is an outsourcing alternative to buying expensive Wall Street derivative products such as interest rate floors, collars, or principal only swaps.

  UCM's primary strategy employs risk management techniques similar to those utilized by Wall Street firms to offset risk. The UCM approach includes modeling of asset risk, establishing and trading individual hedge accounts and matching accounting practice and management goals. UCM employs this strategy by calculating the appropriate mix of exchange-traded treasury futures and options to offset the change in value of the clients' portfolios. These calculations are completed with real time market pricing. Monthly portfolio evaluations are calculated to insure correlation and appropriate accounting treatment. The use of these liquid positions to offset risk is a less expensive strategy and mirrors strategies used by major investment banks. Additionally, the hedging instruments have lower transaction costs allowing both ease in rebalancing, if necessary, and daily reporting. UCM uses a combination of futures and options to match both the duration and convexity of the hedged asset.

  Management believes that combining the services offered by the analytics group of United Financial with those of UCM provides the Company with a competitive advantage in attracting and retaining clients because the Company is able to offer financial services companies and financial institutions a more complete package of services than the Company's competitors.

RESIDENTIAL LOAN SERVICING ACTIVITIES

  Residential Mortgage Loan Servicing. Matrix Financial and Matrix Bank each has its own mortgage servicing portfolio, but the Company conducts its servicing activities exclusively through Matrix Financial. Matrix Bank's mortgage servicing rights are subserviced by Matrix Financial. At December 31, 1997, Matrix Financial serviced approximately $3.3 billion of mortgage loans, including $505.1 million subserviced for Matrix Bank and excluding $239.3 million subserviced for non-affiliates of the Company.

  Servicing mortgage loans involves a contractual right to receive a fee for processing and administering loan payments. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. These payments are held in custodial escrow accounts at Matrix Bank, where the money can be invested by the Company in interest-earning assets at returns that historically have been greater than could be realized by the Company using the custodial escrow deposits as compensating balances to reduce the effective borrowing cost on the Company's warehouse credit facilities.

  As compensation for its mortgage servicing activities, the Company receives servicing fees usually ranging from 0.25% to 0.75% per annum of the loan balances serviced, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. At December 31, 1997, the Company's weighted-average servicing fee was 0.40%. In the event of a default by the borrower, the Company receives no servicing fees until the default is cured.

  Servicing is provided on mortgage loans on a recourse or nonrecourse basis. The Company's policy is to accept only a limited number of servicing assets on a recourse basis. As of December 31, 1997 and 1996, on the basis of outstanding principal balances, only 0.3% and 0.4%, respectively, of the mortgage servicing contracts owned by the Company involved recourse servicing. To the extent that servicing is done on a recourse basis, the Company is exposed to credit risk with respect to the underlying loan in the event of a repurchase. Additionally, many of the nonrecourse mortgage servicing contracts owned by the Company require the Company to advance all or part of the scheduled payments to the owner of the mortgage loan in the event of a default by the borrower. Many owners of mortgage loans also require the servicer to advance insurance premiums and tax payments on schedule even though sufficient escrow funds may not be available. The Company, therefore, must bear the funding costs associated with making such advances. If the delinquent loan does not become current, these advances are typically recovered at the time of the foreclosure sale. Foreclosure expenses are generally not fully reimbursable by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") or the Government National Mortgage Association ("GNMA"), for whom the Company provides significant amounts of mortgage loan servicing.
As of December 31, 1997 and 1996, the Company had advanced approximately $5.7 million and $2.4 million, respectively, in funds on behalf of third-party investors.

  Mortgage servicing rights represent a contractual right to service, and not a beneficial ownership interest in, underlying mortgage loans. Failure to service the loans in accordance with contract or other applicable requirements may lead to the termination of the servicing rights and the loss of future servicing fees. To date, there have been no terminations of mortgage servicing rights by any mortgage loan owners because of the Company's failure to service the loans in accordance with its obligations.

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

  The following table sets forth certain information regarding the composition of the Company's mortgage servicing portfolio (excluding loans subserviced for others) as of the dates indicated:

                                                               AS OF DECEMBER 31,
                                                ----------------------------------------------
                                                    1997             1996             1995
                                                ------------     ------------     ------------
                                                              (IN THOUSANDS)
FHA insured/VA guaranteed residential.........  $    699,056     $    318,145     $     37,135
Conventional loans............................     2,633,563        2,171,016        1,544,808
Other loans                                           15,443           15,875           14,442
                                                ------------     ------------     ------------
     Total mortgage servicing portfolio.......  $  3,348,062     $  2,505,036     $  1,596,385
                                                ============     ============     ============

Fixed rate loans..............................  $  2,691,409     $  1,986,599     $  1,073,803
Adjustable rate loans.........................       656,653          518,437          522,582
                                                ------------     ------------     ------------
     Total mortgage servicing portfolio.......  $  3,348,062     $  2,505,036     $  1,596,385
                                                ============     ============     ============

  The following table shows the delinquency statistics for the mortgage loans serviced by the Company (excluding loans subserviced for others) compared with national average delinquency rates as of the dates presented:

                                                                  AS OF  DECEMBER 31,
                       -------------------------------------------------------------------------------------------------------------
                                      1997                                 1996                                 1995
                       ----------------------------------   -----------------------------------   ----------------------------------
                                                NATIONAL                             NATIONAL                              NATIONAL
                              COMPANY          AVERAGE(1)         COMPANY           AVERAGE(1)          COMPANY           AVERAGE(1)
                       ---------------------   ----------   --------------------    ----------    ---------------------   ----------
                       NUMBER   PERCENTAGE     PERCENTAGE   NUMBER    PERCENTAGE    PERCENTAGE    NUMBER    PERCENTAGE    PERCENTAGE
                         OF     OF SERVICING       OF         OF     OF SERVICING       OF          OF     OF SERVICING      OF
                       LOANS    PORTFOLIO(2)     LOANS      LOANS    PORTFOLIO(2)     LOANS       LOANS    PORTFOLIO(2)     LOANS
                       ------   ------------   ----------   ------   ------------   ----------    ------   ------------   ----------
Loans delinquent for:
 30-59 days........... 3,558        5.78%         3.03%      2,607       5.45%         3.04%         843       3.37%         3.07%
 60-89 days...........   835        1.36          0.71         667       1.40          0.71          195       0.78          0.70
 90 days and over.....   912        1.48          0.62         684       1.43          0.62          166       0.67          0.71
                       ------   ------------   ----------   ------   ------------   ----------    ------   ------------   ----------
 Total delinquencies.. 5,305        8.62%         4.36%      3,958       8.28%         4.37%       1,204       4.82%         4.48%
                       ======   ============   ==========   ======   ============   ==========    ======   ============   ==========
 Foreclosures.........   447        0.73%         1.11%        264       0.55%         1.03%         277       1.11%         0.87%
                       ======   ============   ==========   ======   ============   ==========    ======   ============   ==========

__________
(1) Source: Mortgage Bankers Association, "Delinquency Rates of 1- to 4-Unit Residential Mortgage Loans" (Seasonally Adjusted) (Data as of December 31, 1997, 1996 and 1995, respectively).
(2) Delinquencies and foreclosures generally exceed the national average due to high rates of delinquencies and foreclosures on certain bulk loan and bulk servicing portfolios acquired by the Company at a discount.

  The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans (excluding loans subserviced for others), at various mortgage interest rates:

                                                                   AS OF  DECEMBER 31,
                        ------------------------------------------------------------------------------------------------------------
                                       1997                                1996                                1995
                        ----------------------------------   -----------------------------------   ---------------------------------
                                               PERCENTAGE                             PERCENTAGE                         PERCENTAGE
                        NUMBER   AGGREGATE    OF AGGREGATE   NUMBER    AGGREGATE    OF AGGREGATE   NUMBER    AGGREGATE  OF AGGREGATE
                          OF     PRINCIPAL     PRINCIPAL       OF      PRINCIPAL      PRINCIPAL      OF      PRINCIPAL    PRINCIPAL
          RATE          LOANS     BALANCE       BALANCE      LOANS      BALANCE        BALANCE     LOANS      BALANCE      BALANCE
          ----          ------   ----------   ------------   ------   -----------   ------------   ------   ----------  ------------
                                                                  (Dollars in thousands)
Less than 7.00%....      2,968   $  220,582        6.59%      3,545   $   145,720        5.82%      2,781   $  218,914     13.71%
7.00% -- 7.99%.....     13,836      915,789       27.35      12,269       726,800       29.01       7,386      576,255     36.10
8.00% -- 8.99%.....     19,800    1,121,807       33.51      14,011       838,215       33.46       7,160      442,634     27.73
9.00% -- 9.99%.....     15,780      696,575       20.80       9,567       413,598       16.51       4,460      191,549     12.00
10.00%--10.99%.....      9,086      390,956       11.68       6,322       301,837       12.05       2,005      125,544      7.86
11.00%--11.99%.....         37        2,110        0.06       1,144        45,111        1.80         519       24,220      1.52
12.00% and over....         10          243        0.01         924        33,755        1.35         647       17,269      1.08
                        ------   ----------   ------------   ------   -----------   ------------   ------   ----------  ------------
 Total.............     61,517   $3,348,062      100.00%     47,782   $ 2,505,036      100.00%     24,958   $1,596,385    100.00%
                        ======   ==========   ============   ======   ===========   ============   ======   ==========  ============

  Loan administration fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company (excluding loans subserviced for others) as of the dates shown. The changes in the remaining maturities as a percentage of unpaid principal between 1997 and 1996, as reflected below, are the result of acquisitions of mortgage servicing rights completed during 1997.

                                                            AS OF  DECEMBER 31,
                 -----------------------------------------------------------------------------------------------------------
                                       1997                                                   1996
                 ---------------------------------------------------     ---------------------------------------------------
                                                          PERCENTAGE                                              PERCENTAGE
                 NUMBER     PERCENTAGE     UNPAID         UNPAID         NUMBER     PERCENTAGE     UNPAID         UNPAID
                 OF         OF NUMBER      PRINCIPAL      PRINCIPAL      OF         OF NUMBER      PRINCIPAL      PRINCIPAL
  MATURITY       LOANS      OF LOANS       AMOUNT         AMOUNT         LOANS      OF LOANS       AMOUNT         AMOUNT
                 ------     ----------     ----------     ----------     ------     ----------     ----------     ----------
                                                           (DOLLARS IN THOUSANDS)
 1- 5 years...    7,485       12.17%       $  103,761        3.10%        5,020       10.51%       $   77,136        3.08%
 6-10 years...   11,405       18.54           257,208        7.68         8,784       18.39           184,629        7.37
11-15 years...   14,325       23.29           589,747       17.62         6,418       13.43           340,282       13.58
16-20 years...    9,600       15.61           558,605       16.68        14,066       29.44           566,862       22.63
21-25 years...    7,427       12.07           687,563       20.54         7,006       14.66           545,336       21.77
More than 25
  years.......   11,275       18.32         1,151,178       34.38         6,488       13.57           790,791       31.57
                 ------     ----------     ----------     ----------     ------     ----------     ----------     ----------
 Total........   61,517      100.00%       $3,348,062      100.00%       47,782      100.00%       $2,505,036      100.00%
                 ======     ==========     ==========     ==========     ======     ==========     ==========     ==========

                                 AS OF  DECEMBER 31,
                 ---------------------------------------------------
                                        1995
                 ---------------------------------------------------
                                                          PERCENTAGE
                 NUMBER     PERCENTAGE       UNPAID         UNPAID
                   OF        OF NUMBER      PRINCIPAL      PRINCIPAL
  MATURITY       LOANS       OF LOANS        AMOUNT         AMOUNT
                 ------     ----------     ----------     ----------
                               (DOLLARS IN THOUSANDS)
 1- 5 years...    3,077       12.33%       $   60,496         3.79%
 6-10 years...    4,898       19.62           118,928         7.45
11-15 years...    5,263       21.09           302,332        18.94
16-20 years...    2,608       10.45           168,166        10.53
21-25 years...    4,880       19.55           472,613        29.61
More than 25
  years.......    4,232       16.96           473,850        29.68
                 ------     ----------     ----------     ----------
 Total........   24,958      100.00%       $1,596,385       100.00%
                 ======     ==========     ==========     ==========

  The following table sets forth the geographic distribution of the mortgage loans (including delinquencies) serviced by the Company (excluding loans subserviced for others) by state:

                                                            AS OF  DECEMBER 31,
              ------------------------------------------------------------------------------------------------------------
                                    1997                                                    1996
              ----------------------------------------------------     ---------------------------------------------------
                                        PERCENTAGE     PERCENTAGE                               PERCENTAGE     PERCENTAGE
                                        OF             OF                                       OF             OF
               NUMBER     AGGREGATE     AGGREGATE      TOTAL           NUMBER     AGGREGATE     AGGREGATE      TOTAL
               OF         PRINCIPAL     PRINCIPAL      DELINQS.        OF         PRINCIPAL     PRINCIPAL      DELINQS.
  STATE        LOANS      BALANCE       BALANCE        BY STATE(1)     LOANS      BALANCE       BALANCE        BY STATE(1)
----------     ------     ----------    ----------     -----------     ------     ----------    ----------     -----------
                                                            (DOLLARS IN THOUSANDS)
CA(2).....      7,995     $  763,529       22.81%         14.10%        6,971     $  680,075       27.15%         14.60%
TX(2).....     14,195        497,046       14.85          29.05        12,257        410,892       16.40          37.34
MD........      3,217        220,407        6.58           3.43         2,415        133,298        5.32           2.17
NY........      2,749        204,691        6.11           4.36         2,396        214,228        8.55           3.87
AZ........      3,598        160,055        4.78           3.04         3,265        128,251        5.12           4.17
Other(3)..     29,763      1,502,334       44.87          46.02        20,478        938,292       37.46          37.85
               ------     ----------    ----------     -----------     ------     ----------    ----------     -----------
Total....      61,517     $3,348,062      100.00%        100.00%       47,782     $2,505,036      100.00%        100.00%
               ======     ==========    ==========     ===========     ======     ==========    ==========     ===========

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
                      NUMBER     AGGREGATE      AGGREGATE      TOTAL
                      OF         PRINCIPAL      PRINCIPAL      DELINQS.
  STATE               LOANS      BALANCE        BALANCE        BY STATE(1)
---------             ------     ----------     ----------     -----------
                                    (DOLLARS IN THOUSANDS)
CA(2)....              4,948     $  533,590       33.42%          39.04%
TX(2)....              4,291        265,242       16.62            7.31
MD.......              1,628         93,495        5.86            4.65
NY.......                532         32,620        2.04            3.49
AZ.......              3,787        139,038        8.71            7.89
Other(3).              9,772        532,400       33.35           37.62
                      ------     ----------     ----------     -----------
Total....             24,958     $1,596,385      100.00%         100.00%
                      ======     ==========     ==========     ===========

_________________
(1)  In terms of number of loans outstanding.
(2) The concentration in California and Texas does not reflect a business strategy of the Company but rather the pursuit of specific opportunities.
(3) No other state accounted for greater than 6.00%, based on aggregate principal balances of the Company's mortgage loan servicing portfolio as of December 31, 1997.

  ACQUISITION OF SERVICING RIGHTS. The Company's strategy with respect to mortgage servicing focuses on acquiring servicing for which the underlying mortgage loans tend to be more seasoned and have lower principal and higher custodial escrow balances than newly-originated mortgage loans. Management believes this strategy allows the Company to mitigate its prepayment risk, while allowing the Company to capture relatively high custodial escrow balances in relation to the outstanding principal balance. During periods of declining interest rates, prepayments of mortgage loans increase as homeowners seek to refinance at lower interest rates, resulting in a decrease in the value of the servicing portfolio. Mortgage loans with higher interest rates and/or higher principal balances are more likely to result in prepayments since the cost savings from refinancing to the borrower can be significant.

  The following table shows quarterly and annual average prepayment rate experience on the mortgage loans serviced by the Company (excluding loans subserviced by and for others):

                                   FOR THE YEAR ENDED DECEMBER 31,
                                 -----------------------------------
                                 1997(1)        1996           1995
                                 -------       ------         ------
        Quarter ended:
         December 31..........   12.52%        12.19%         11.05%
         September 30.........   12.75         11.53          11.32
         June 30..............   10.94         12.00           8.40
         March 31.............    8.97         11.83           8.50
                                -------        ------         ------
        Annual average........   11.30%        11.89%          9.82%
                                =======        ======         ======
 _________________
(1) These prepayment rates exclude prepayment experience for mortgage servicing rights subserviced for the Company by others of $700 million, $1.1 billion, $610 million and $1.3 billion for the quarters ended December 31, September 30, June 30 and March 31, 1997, respectively.

  The Company acquires substantially all of its mortgage servicing rights in the secondary market. The secondary market for purchasing and selling mortgage servicing rights is inefficient in several respects, including the lack of a centralized exchange for conducting trading, the lack of definitive market prices and the lack of conformity in modeling assumptions. The industry expertise of United Financial and Matrix Financial allows the Company to capitalize upon these inefficiencies when acquiring mortgage servicing rights. Prior to completing any such acquisition, the Company analyzes a wide range of characteristics of each portfolio considered for purchase. This analysis includes projecting revenues and expenses and reviewing geographic distribution, interest rate distribution, loan-to-value ratios, outstanding balances, delinquency history and other pertinent statistics. Due diligence is performed either by Matrix Financial employees or a designated independent contractor on a representative sample of the mortgages involved. The purchase price is based on the present value of the expected future cash flow, calculated by using a discount rate and loan prepayment assumptions that management considers to be appropriate to reflect the risk associated with the investment.

  SERVICING SALES. The Company periodically sells its purchased mortgage servicing portfolios and generally sells all of its originated mortgage loan servicing rights. Such sales increase revenue (reflected in loan origination income for originated servicing and gain on sale of servicing for purchased servicing) and generate cash at the time of sale, but reduce future servicing fee income. Originated mortgage servicing rights were sold on both a bulk and flow basis on loans having an aggregate principal amount of $186.1 million and $303.3 million during the years ended December 31, 1997 and 1996, respectively. Periodically, the Company may also sell purchased mortgage servicing rights to restructure its portfolio or generate revenues. Purchased mortgage servicing rights were sold on loans having an aggregate principal amount of $1.3 billion and $646.0 million during the years ended December 31, 1997 and 1996, for net gains of $3.4 million and $3.2 million, respectively.

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

  In the ordinary course of selling mortgage servicing rights, the Company, in accordance with industry standards, makes certain representations and warranties to purchasers of mortgage servicing rights. If a loan defaults when there has been a breach of representations or warranties and the Company has no third-party recourse, the Company may become liable for the unpaid principal and interest on defaulted loans. In such a case, the Company may be required to repurchase the mortgage loan and bear any subsequent loss on the loan. In connection with any purchases by the Company of mortgage servicing rights, the Company also is exposed to liability to the extent that an originator or seller of the servicing rights is unable to honor its representations and warranties. Historically, the Company has not incurred material losses due to breaches of representations and warranties, and the Company does not anticipate any future material losses due to breaches of representations and warranties; however, there can be no assurance that the Company will not experience such losses.

  HEDGING OF SERVICING RIGHTS. Ownership of mortgage servicing rights exposes the Company to impairment of its investment in certain interest rate environments. As previously discussed, the prepayment of a mortgage loan increases during periods of declining interest rates as the homeowner seeks to refinance the loan to a lower interest rate. If the level of prepayment on segments of the Company's mortgage servicing portfolio achieves a level higher than projected by the Company for an extended period of time, an impairment in the associated basis in the mortgage servicing rights may occur. To mitigate this risk of impairment due to declining interest rates, the Company initiated a hedging strategy during 1997 which is managed by UCM. The Company analyzed its servicing portfolio for potential segments more susceptible to interest-rate risk. Based on the Company's analysis, which focused on higher rate, higher balance, less seasoned loans in the servicing portfolio, the Company hedged a segment of its portfolio. As of December 31, 1997, the Company had identified and hedged $306 million of its servicing portfolio using a program of exchange-traded futures and options. The hedging program qualifies for hedge accounting treatment based on a high degree of statistical correlation and current accounting regulation.

PURCHASE AND SALE OF BULK LOAN PORTFOLIOS

  LOAN PURCHASES. In addition to its traditional mortgage loan origination and servicing-related activities, the Company traditionally makes bulk purchases in the secondary market of residential mortgage loans through Matrix Bank. The Company believes that its structure provides advantages over its competitors in the purchase of bulk mortgage loan packages. United Financial, through its networking within the mortgage banking industry, is able to refer to Matrix Bank mortgage banking companies that are interested in selling mortgage loan portfolios. The direct contacts reduce the number of portfolios that must be purchased through competitive bid situations, thereby reducing the cost associated with the acquisition of bulk mortgage loan portfolios.

  Because the Company services mortgage loans for more than 200 private investors, including banks, savings associations and insurance companies, it is presented with opportunities to purchase the underlying mortgages. In many cases, the mortgage loans increase in value solely due to the increased liquidity provided by uniting ownership of the mortgage servicing rights with the underlying mortgage loans. As servicer, Matrix Financial possesses information about the quality and performance history related to each of these loans, and, in many cases, the Company acts as custodian for the legal and credit documents on the underlying loans. With such information available, the Company is in a position to negotiate advantageous pricing on loans, which provides the Company with an opportunity to resell the mortgage loans at a higher price (an "arbitrage" opportunity). Controlling ownership of the mortgage servicing and the underlying mortgage loan provides the Company maximum arbitrage opportunity in a sale. During the years ended December 31, 1997 and 1996, the Company made bulk purchases of approximately $493.7 million and $159.0 million in mortgage loans, respectively.

  TYPES OF LOANS PURCHASED. The Company reviews many loan portfolios for prospective acquisition. The Company focuses on acquiring seasoned first lien priority loans secured primarily by one-to-four single family residential properties with unpaid principal balances of less than $350,000. The purchased loan portfolios typically include both fixed and adjustable rate mortgage loans. Mortgage loan portfolios are purchased from various sellers who have either originated the loans or, more typically, acquired the loan portfolios in bulk purchases.

  The Company considers several factors prior to a purchase. Among others, the Company considers the product type, the current loan balance, the current interest rate environment, the seasoning of the mortgage loans, payment histories, geographic location of the underlying collateral, price, the current liquidity of the Company and the product mix in its existing mortgage loan portfolio.

  In some cases, the mortgage loan portfolios that the Company acquires are purchased at a discount to par. Some of the loans in these portfolios are considered performing loans that have had payment problems in the past or have had document deficiencies. These types of portfolios afford the Company with an arbitrage opportunity if the purchase discount on such portfolios accurately reflects the additional risks associated with purchasing these types of loans. Loan document deficiencies are identified in the due diligence process and, to the extent practical, are cured by the Company prior to reselling the loans.
The Company also analyzes the payment history on each mortgage loan portfolio. Many prior problems may be a result of inefficient servicing or may be attributable to several servicing transfers of the loans over a short period of time. Because many considerations may impact pricing or yield, each loan package evaluated is priced based on the specific underlying loan characteristics.

  DUE DILIGENCE. The Company performs comprehensive due diligence on each mortgage loan portfolio that it desires to purchase on a bulk basis. These procedures consist of analyzing a representative sample of the mortgage loans in the portfolio and are typically performed by Company employees, but occasionally are outsourced to third-party contractors. The underwriter takes into account many factors in analyzing the sample of mortgage loans in the subject portfolio, including the general economic conditions in the geographic area or areas in which the underlying residential properties are situated, the loan-to-value ratios on the underlying loans, the payment histories of the borrowers and other pertinent statistics. In addition, the underwriter attempts to verify that each sample loan conforms to the standards for loan documentation set by FNMA and FHLMC and, in cases where a significant portion of the sample loans contain non-conforming documentation, the Company assesses the additional risk involved in purchasing such loans. This process helps the Company determine whether the mortgage loan portfolio meets the Company's investment criteria and, if it does, the range of pricing that the Company feels is appropriate.

  LOAN SALES. A majority of the residential mortgage loans in the Company's loan portfolio are classified as held for sale. The Company continually monitors the secondary market for purchases and sales of mortgage loan portfolios and typically undertakes a sale of a particular loan portfolio held by the Company in an attempt to "match" an anticipated bulk purchase of a particular mortgage loan portfolio or generate current period earnings and cash flow. To the extent that the Company is unsuccessful in matching its purchases and sales of mortgage loans, the Company may have excess capital at Matrix Bank, resulting in less than optimum leverage and capital ratios. During the years ended December 31, 1997 and 1996, the Company made bulk sales of approximately $198.3 million and $79.0 million in loans, for gains on sale of bulk mortgage loans of $2.7 million and $3.4 million, respectively.

RESIDENTIAL MORTGAGE LOAN ORIGINATION

  The Company originates residential mortgage loans on both a wholesale and retail basis through Matrix Financial and Matrix Bank. For the years ended December 31, 1997 and 1996, Matrix Financial originated a total of $403.0 million and $583.3 million in residential mortgage loans, respectively.

  WHOLESALE ORIGINATIONS. Matrix Financial's primary source of mortgage loan originations is its wholesale division, which originates mortgage loans through approved independent mortgage loan brokers that qualify to participate in Matrix Financial's program through a formal application process that includes an analysis of the broker's financial condition and sample loan files, as well as the broker's reputation, general lending expertise and references. As of December 31, 1997, Matrix Financial had approved relationships with approximately 400 mortgage loan brokers. From Matrix Financial's offices in Atlanta, Denver, Las Vegas and Phoenix, the sales staff solicits mortgage loan brokers throughout the Southeastern and Rocky Mountain areas of the United States for mortgage loans that meet Matrix Financial's criteria. Mortgage loans submitted by brokers are funded after being underwritten by Matrix Financial.

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

  In June 1996, the Company implemented a program to supplement its product offerings made through its wholesale loan origination network by adding products tailored to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources. The borrowers who need this type of loan product often have impaired or unsubstantiated credit histories and/or unverifiable income and require or seek a high degree of personalized services and swift response to their loan applications. As a result, these borrowers generally are not averse to paying higher interest rates for this loan product type, as compared to the interest rates charged by conventional lending sources. The Company has established classifications with respect to the credit profiles of these borrowers. The classifications range from A- through D depending upon a number of factors, including the borrower's credit history and employment status. During 1997, Matrix Financial originated $48.3 million of A- through D credit residential mortgage loans, all of which were sold to unaffiliated third-party investors on a non-recourse basis.

  RETAIL ORIGINATIONS.   Matrix Bank originates residential, commercial and
consumer loans on a retail basis through its branches in Las Cruces, New Mexico and Sun City, Arizona. In early 1997, Matrix Bank opened a lending office in Evergreen, Colorado. This location originates primarily residential construction loans and commercial loans in the local market place. The Company anticipates that the construction loans funded through the Evergreen office will be converted to permanent mortgage loans funded through Matrix Bank. The retail loans originated by Matrix Bank consist of a broad range of residential loans (at both fixed and adjustable rates), consumer loans and commercial real estate loans.

  In June 1997, the Company established a telemarketing call center in Denver for the purpose of soliciting first and second mortgage loan products on a retail basis. The call center is managed by a former senior executive of a nationally-recognized mortgage banker that relocated from outside of the Denver area. The initial focus of the call center has been the origination of second mortgages, but it also has the capability to originate first mortgage loans. The call center has and will solicit the borrowers in Matrix Financial's servicing portfolio for loan products, as well as other third-party customers. Generally, the origination of second mortgages requires Matrix Financial to obtain consumer lending licenses in each state in which it originates. As of December 31, 1997, Matrix Financial was licensed in 30 states. Loans originated out of the call center are currently sold to third-party investors.

  QUALITY CONTROL. The Company has a loan quality control process designed to ensure sound lending practices and compliance with FNMA, FHLMC and applicable private investor guidelines. Prior to funding any wholesale or retail loan, the Company performs a pre-funding quality control audit that consists of the verification of a borrower's credit and employment and utilizes a detailed checklist. Subsequent to funding, the Company on a monthly basis selects 10% of all closed loans for a detailed audit conducted by its own personnel or a third-party service provider. The quality control process entails performing a complete underwriting review and independent re-verification of all employment information, tax returns, source of down payment funds, bank accounts and credit. Furthermore, 10% of the audited loans are chosen for an independent field review and standard factual credit report. All discovered deficiencies in these audits are reported to senior management of the Company to determine trends and additional training needs. All resolvable issues are addressed and cured by the Company. Any loans that fail to meet applicable investment criteria of an investor are reported to such investor, which could result in a requirement by the investor for the Company to repurchase the loan. The Company also performs a quality control audit on all early payment defaults, first payment defaults and 60-day delinquent loans; the findings are reported to the appropriate investor and/or senior management.

  SALE OF LOAN ORIGINATIONS. The Company generally sells the residential mortgage loans that it originates. Under ongoing programs established with FNMA and FHLMC, conforming conventional loans may be sold on a cash basis or pooled by the Company and exchanged for securities guaranteed by FNMA or FHLMC. These securities are then sold by the Company to national or regional broker/dealers. Mortgage loans sold to FNMA or FHLMC are sold on a nonrecourse basis so that foreclosure losses are generally borne by FNMA or FHLMC and not by the Company.

  The Company also sells nonconforming residential mortgage loans on a nonrecourse basis to other secondary market investors. These loans are typically first lien mortgage loans that do not meet all of the agencies' underwriting guidelines, and are originated instead for other institutional investors with whom the Company has previously negotiated purchase commitments, and for which the Company occasionally pays a fee.

  The Company sells residential mortgage loans on a servicing-retained or servicing-released basis. Certain purchasers of mortgage loans require that the loans be sold to them servicing-released. In all other cases the decision is left to the Company. Generally, the Company sells conforming loans on a servicing-retained basis and nonconforming loans on a servicing-released basis. See "--Residential Loan Servicing Activities."

  In connection with the Company's residential mortgage loan originations and sales, the Company makes customary representations and warranties, similar in nature and scope to those provided in connection with sales of mortgage servicing rights. To date, they have not resulted in any significant repurchases of residential mortgage loans by the Company or any pending or threatened claims by the purchasers against the Company. However, there can be no assurance that losses will not occur in the future due to the representations and warranties issued.

  The sale of mortgage loans may generate a gain or loss for the Company. Gains or losses result primarily from two factors. First, the Company may make a loan to a borrower at a price that is higher or lower than it would receive if it immediately sold the loan in the secondary market. These price differences occur primarily as a result of competitive pricing conditions in the primary loan origination market. Second, gains or losses may result from changes in interest rates that result in changes in the market value of the mortgage loans from the time that the price commitment is given to the borrower until the time that the mortgage loan is sold to the investor.

  In order to hedge against the interest rate risk resulting from these timing differences, the Company historically has committed to sell all closed originated mortgage loans held for sale and a portion of the mortgage loans that are not yet closed but for which the interest rate has been established ("pipeline loans"). The Company adjusts its net commitment position daily either by entering into new commitments to sell or by buying back commitments to sell depending upon its projection of the portion of the pipeline loans that it expects to close. These projections are based on numerous factors, including changes in interest rates and general economic trends. The accuracy of the underlying assumptions bears directly upon the effectiveness of the Company's use of forward commitments and subsequent profitability. At December 31, 1997, the Company had approximately $72.8 million in pipeline and funded loans offset with mandatory forward commitments of approximately $45.6 million and non-mandatory forward commitments of approximately $9.1 million. The inherent value of the forward commitments is considered in the determination of the lower of cost or market in valuing the Company's pipeline and funded loans at any given time. For a discussion of secondary marketing losses incurred by the Company during 1996, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Results of Operations for the Years Ended December 31, 1997 and 1996--Loan Origination."

REAL ESTATE MANAGEMENT AND DISPOSITION SERVICES

  USS provides real estate management and disposition services to customers across the United States. In addition to the unaffiliated clients currently served by USS, many of whom are also clients of United Financial, Matrix Financial uses USS exclusively in handling the disposition of its foreclosed real estate. Having USS provide this service as opposed to Matrix Financial transforms the disposition process into a revenue generator for the Company, since USS typically collects a referral fee of 1% of the value of the foreclosed real estate from the real estate broker involved in the sale transaction. Because USS typically collects its fee from the real estate broker, USS is able to provide this disposition service on an outsourced basis and at no additional cost to the mortgage loan servicer. USS is able to pass the cost of the disposition on to the real estate broker because of the volume it generates. In addition, USS provides limited collateral valuation opinions to clients who are interested in assessing the value of the underlying collateral on non-performing mortgage loans, as well as to clients such as Matrix Bank and other third-party mortgage loan originators and buyers interested in evaluating potential bulk purchases of mortgage loans.

SAVINGS BANK ACTIVITIES

  With branches in Las Cruces, New Mexico and Sun City, Arizona, Matrix Bank serves its local communities by providing a broad range of personal and business depository services, offering residential and consumer loans and providing commercial real estate loans. In January 1997, Matrix Bank established a loan production office in Evergreen, Colorado, which primarily originates residential real estate construction loans and commercial loans in the Colorado market. For a discussion of the depository services offered by Matrix Bank, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." For a discussion of the historical loan portfolio of the Company, including that of Matrix Bank, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Lending Activities."

SELF-DIRECTED TRUST ACTIVITIES

  Sterling Trust provides administrative services for self-directed individual retirement accounts, qualified business retirement plans, personal custodial accounts and a variety of corporate trust and escrow arrangements. Sterling Trust actively markets its services on a nationwide basis to the financial services industry, specifically broker/dealers, registered representatives, insurance agents, tax professionals, financial planners and advisors and investment product sponsors. The advantage Sterling Trust offers to these financial service professionals is the ability to hold a wide-array of assets, including all types of public offerings as well as non-standard assets such as real estate, individually-negotiated debt instruments and private offerings of securities. Sterling Trust retains no discretion with respect to the investment of trust assets, and executes no investment transaction until so instructed by the client or the client's designated representative.

  Sterling Trust's self-directed IRAs offer the client freedom of choice and the convenience of consolidation. Sterling Trust handles all of the maintenance and administrative duties needed to maintain the tax-deferred status of IRA accounts. All accounts are 100% self-directed and Sterling Trust offers no investment advice or investment products.

  In the qualified business retirement plan arena, Sterling Trust offers a combination of investment flexibility along with record keeping services on 401(k) plans, profit sharing plans, money purchase pension plans, and other types of defined contribution plans, as well as defined benefit plans. In addition, for employers who desire the handling of investment transactions for the qualified plan but don't require Sterling Trust's full services, record keeping only services are available as an option.

  Non-qualified custodial services are also available which offer the same flexibility and reporting services as are available for retirement plans. Sterling Trust offers the service of monitoring and tracking all investments within client's portfolios.

  Sterling Trust also provides a full range of corporate trust and escrow services to investment product sponsors. In general, Sterling Trust will consider serving as administrative trustee on various types of documents, as long as Sterling Trust has no discretion with regard to the investment of assets. Typical administrative services include holding of trust assets, periodic reporting on investment activity, paying agent services, and issuing and maintaining investor records.

  At December 31, 1997, Sterling Trust had assets under administration of over $1.4 billion. Historically, approximately 6% to 8% of the assets under administration are maintained in interest-bearing accounts. These accounts, which approximated $80.0 million, were transferred to Matrix Bank in February 1997 following the Company's acquisition of Vintage. See "General--The Subsidiaries--Matrix Bank".

COMPETITION

  The industries in which the Company operates are highly competitive. The Company competes for the acquisition of mortgage loan servicing rights and bulk loan portfolios mainly with mortgage companies, savings associations, commercial banks and other institutional investors. The Company believes that it has competed successfully for the acquisition of mortgage loan servicing rights and bulk loan portfolios by relying on the advantages provided by its unique corporate structure and the secondary marketing expertise of the employees in each Subsidiary.

  Competition in mortgage loan and mortgage servicing rights brokerage and consulting arises mainly from other mortgage banking consulting firms, national and regional investment banking companies and accounting firms. Management believes that the distinction among market participants is based primarily on customer service. United Financial competes for its brokerage and consulting activities by recruiting qualified and experienced sales people, by developing innovative sales techniques, by providing financing opportunities to its customers through its affiliation with Matrix Bank and by seeking to provide a higher level of service than is furnished by its competitors.

  Competition in originating mortgage loans arises mainly from other mortgage companies, savings associations and commercial banks. The distinction among market participants is based primarily on price and, to a lesser extent, the quality of customer service and name recognition. Aggressive pricing policies of the Company's competitors, especially during a declining period of mortgage loan originations, could in the future result in a decrease in the Company's mortgage loan origination volume and/or a decrease in the profitability of the Company's loan originations, thereby reducing the Company's revenues and net income. The Company competes for loans by offering competitive interest rates and product types and by seeking to provide a higher level of personal service to mortgage brokers and borrowers than is furnished by competitors. However, the Company does not have a significant market share of the lending markets in which it conducts operations.

  Management believes that Matrix Bank's most direct competition for deposits comes from local financial institutions. The distinction among market participants is based primarily on price and, to a lesser extent, the quality of customer service and name recognition. Matrix Bank's cost of funds fluctuates with general market interest rates. During certain interest rate environments, additional significant competition for deposits may be expected from corporate and governmental debt securities, as well as from money market mutual funds. Matrix Bank competes for conventional deposits by emphasizing quality of service, extensive product lines and competitive pricing.

  Sterling Trust faces considerable competition in all of the services and products that it offers. The main competition comes from other self-directed trust companies, broker/dealers and nationally recognized institutions.
Sterling Trust also faces competition from other trust companies and trust divisions of financial institutions. Sterling Trust's niche has been, and will continue to be, providing high quality customer service and servicing niche retirement products. In an effort to increase market share, Sterling Trust will endeavor to provide superior service, expand its marketing efforts, provide competitive pricing and continue to diversify its product mix.

  UCM faces competition from in-house risk management departments and Wall Street derivative products. UCM believes that distinction among market participants is based on name recognition, price and customer service and satisfaction. UCM competes by offering a unique hedging product that tends to be of lower cost than the products offered by competitors.

EMPLOYEES

  At December 31, 1997, the Company had 379 employees. Management believes that its relations with its employees are good. Neither Matrix Capital nor any of the Subsidiaries is a party to any collective bargaining agreement.

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

  As a unitary thrift holding company, Matrix Capital generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that Matrix Bank continues to be a "qualified thrift lender" ("QTL") under HOLA. Upon any nonsupervisory acquisition by Matrix Capital of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by OTS, Matrix Capital would become a multiple thrift holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. HOLA limits the activities of a multiple thrift holding company and its uninsured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation.

  Legislation has been proposed that would (i) permit banking, insurance and securities industries to merge, (ii) subject unitary thrift holding companies such as Matrix Capital to regulation by the Board of Governors of the Federal Reserve ("FRB"), rather than the OTS and (iii) limit powers of thrifts. Such limitations would include a new minimum requirement that 10% of a thrift's assets be in home lending and a limitation on interstate branching by thrifts. The proposed legislation would permit financial services holding companies to own commercial businesses, subject to a 5% limitation on gross revenues from such businesses and subject to a higher 15% limit for grandfathered financial services companies, such as Matrix Capital, that already engage in both banking and commercial businesses. The proposed legislation does not yet define which financial products would be overseen by banking regulators and which would be overseen by other regulators. Under the proposed legislation, the Bank Insurance Fund ("BIF") and Savings Association Insurance Fund ("SAIF") would be merged.

  If the proposed legislation becomes law, supervision by the FRB and any imposition of other regulatory scrutiny over Matrix Capital's commercial businesses could, at least initially, result in additional personnel and other costs associated with compliance with such new regulation and supervision.

  If the proposed legislation becomes law, the 10% minimum home lending asset requirement should not pose any compliance difficulty for Matrix Bank, which already has significantly in excess of 10% of its assets in home lending. However, the limitation on interstate branching of thrifts, if included in final law, would limit the multistate operations of Matrix Bank, unless grandfathered. Even if the Arizona and Colorado operations were grandfathered, Matrix Bank would experience a competitive disadvantage, given the broad interstate branching powers available to commercial banks in most states.

  The 15% gross revenue limitation on grandfathered commercial business in the proposed legislation, if final, could be problematic for Matrix Capital. Presently 58% of Matrix Capital's gross revenues are derived from its nonbanking enterprises. In addition, such limit would prevent expansion of such businesses.

  MORTGAGE BANKING OPERATIONS. The rules and regulations applicable to the Company's mortgage banking operations establish underwriting guidelines that, among other things, include anti-discrimination provisions, require provisions for inspections, appraisals and credit reports on prospective borrowers and fix maximum loan amounts. Moreover, lenders, such as the Company, are required annually to submit to the HUD, FNMA and FHLMC audited financial statements, and each regulatory entity maintains its own financial guidelines for determining net worth and eligibility requirements. The Company's affairs are also subject to examination by HUD, FNMA and FHLMC at any time to assure compliance with the applicable regulations, policies and procedures. Mortgage loan origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act of 1974, as amended, and the regulations promulgated thereunder that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.

  Additionally, there are various state and local laws and regulations affecting the Company's operations. The Company is licensed in those states in which it does business requiring such a license where the failure to be licensed would have a material adverse effect on the Company, its business, or its assets. Mortgage origination operations also may be subject to state usury statutes.

  FEDERAL SAVINGS BANK OPERATIONS. Matrix Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering authority and primary regulator, and by the FDIC, which insures its deposits up to applicable limits. Such regulation and supervision (i) establishes a comprehensive framework of activities in which Matrix Bank can engage (ii) limits the ability of Matrix Bank to extend credit to any given borrower, (iii) imposes specified liquidity requirements, (iv) specifically restricts the transactions in which Matrix Bank may engage with its affiliates, (v) requires Matrix Bank to meet a QTL test that imposes a level of portfolio assets in which Matrix Bank must invest (primarily residential mortgages and related investments), (vi) places limitations on capital distributions by savings associations such as Matrix Bank, including cash dividends, (vii) imposes assessments to the OTS to fund its operations, (viii) establishes a continuing and affirmative obligation, consistent with Matrix Bank's safe and sound operation, to help meet the credit needs of the entire community, including low and moderate income neighborhoods, (ix) requires Matrix Bank to maintain certain noninterest bearing reserves against its transaction accounts, (x) establishes various capital categories resulting in various levels of regulatory scrutiny applied to the institutions in a particular category and (xi) establishes standards for safety and soundness. The regulatory structure is designed primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material impact on Matrix Bank and its operations.

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

  The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required the FDIC to implement a risk-based deposit insurance assessment system. Pursuant to this requirement, the FDIC has adopted a risk-based assessment system under which all SAIF insured depository associations are placed into one of nine categories and assessed based upon their level of capital and supervisory evaluation. Under this system, associations classified as well-capitalized and considered healthy pay the lowest assessment while associations that are less than adequately capitalized and considered of substantial supervisory concern pay the highest assessment. In addition, under FDICIA, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC. The FDIC may increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. Matrix Bank's current assessment is .063% of deposits, which is the lowest rate.

  By contrast, financial institutions that are members of the BIF, which has higher reserves, experienced lower deposit insurance assessments. The disparity in deposit insurance assessments between SAIF and BIF members was exacerbated by the statutory requirement that both the SAIF and the BIF funds be recapitalized to a 1.25% reserved deposits ratio and that a portion of most thrift's deposit insurance assessments be used to service bonds issued by the Financial Corporation

("FICO"). BIF reached the required reserve ratio in 1995. As a result, financial institutions that have deposits insured by the SAIF were subject to a potential competitive disadvantage as compared to BIF members.

  On September 30, 1996, the President signed legislation that provides for BIF members to service a growing portion of the FICO bond payments. Until January 1, 2000, annual assessments of .013% of BIF deposits and .064% of SAIF deposits will service the annual payments due on the FICO bonds. Accordingly, Matrix Bank's portion of the payment on the FICO bonds is .064% of the deposits. The legislation provided for subsequent full pro rata sharing of FICO bond payments by BIF and SAIF institutions. The legislation called for a merger of the SAIF and BIF as of January 1, 1999, but only if the thrift charter has been eliminated.

  The financing corporations created by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, as amended ("FIRREA") and the Competitive Equality Banking Act of 1987 are also empowered to assess premiums on savings associations to help fund the liquidation or sale of troubled associations. Such premiums cannot, however, exceed the amount of SAIF assessments and are paid in lieu thereof.

  Brokered Deposits. Under the FDIC regulations governing brokered deposits, well-capitalized associations are not subject to brokered deposit limitations, while adequately capitalized associations are subject to certain brokered deposit limitations and undercapitalized associations may not accept brokered deposits. Matrix Bank is considered to be a well-capitalized association. Although Matrix Bank historically has not accepted brokered deposits, it is anticipated that it will in the future to allow for the desired growth of Matrix Bank.

  MATRIX BANK'S CAPITAL RATIOS. The following table indicates Matrix Bank's regulatory capital ratios at December 31, 1997:

                                                                 AS OF
                                                            DECEMBER 31, 1997
                                                         ----------------------
                                                          CORE       RISK-BASED
                                                         CAPITAL      CAPITAL
                                                         --------    ----------
                                                         (DOLLARS IN THOUSANDS)

Shareholder's equity/GAAP capital......................  $ 27,958    $   27,958
Additional capital items:
  General valuation allowances.........................        --         1,756
                                                         --------    ----------
Regulatory capital as reported to the OTS..............    27,958        29,714
Minimum capital requirement as reported to the OTS.....    14,623        21,969
                                                         --------    ----------
Regulatory capital--excess.............................  $ 13,335    $    7,745
                                                         ========    ==========
Capital ratios...........................................    5.74%        10.82%
Well-capitalized requirement.............................    5.00%        10.00%

  FEDERAL HOME LOAN BANK SYSTEM. Matrix Bank is a member of the Federal Home Loan Bank ("FHLB") system, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member associations and administers the home financing credit function of savings associations. FHLB advances must be secured by specified types of collateral and may only be obtained for the purpose of providing funds for residential housing finance.
The FHLB funds its operations primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. Matrix Bank, as a member of the FHLB system, must acquire and hold shares of capital stock in its regional FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. Matrix Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1997 of $8.7 million.

  REGULATION OF STERLING TRUST. Sterling Trust provides custodial services and directed (nondiscretionary) trustee services. Sterling Trust was chartered under the laws of the State of Texas, and as a Texas trust company is subject to supervision, regulation and examination by the Texas Department of Banking (the "TDB"). Under applicable law, a Texas trust company, such as Sterling Trust, is subject to virtually all provisions of the Texas Finance Code (the "TFC") as if the trust company were a state chartered bank. The activities of a Texas trust company are limited by applicable law generally to acting as a trustee, executor, administrator, guardian or agent for the performance of any lawful act, and to lend and accumulate money when authorized under applicable law. In addition, a Texas trust company with capital of not less than $1 million, such as Sterling Trust, has the power to (i) purchase, sell, discount and negotiate notes, drafts, checks and other evidences of indebtedness, (ii) purchase and sell securities, (iii) issue subordinated debentures and capital notes with the written consent of the Texas Banking Commissioner (the "Commissioner") and (iv) exercise powers incidental to the enumerated powers described in the TFC. A Texas trust company, such as Sterling Trust, is generally prohibited from accepting demand or time deposits if not insured by the FDIC.

  Limitation on Capital Distributions. The TFC prohibits a Texas trust company from reducing its outstanding capital and surplus through redemption or other capital distribution without the prior written approval of the Commissioner. The TFC does not prohibit the declaration and payment of pro rata share dividends consistent with the Texas Business Corporation Act.

  Investments. A Texas trust company is generally obligated to maintain an amount equal to 40% of its capital and surplus in investments that are readily marketable and can be converted into cash within four business days. Subject to the requirements set forth in the preceding sentence, a Texas trust company is permitted to invest its corporate assets in any investment permitted by law, provided that without the prior written consent of the Commissioner or otherwise provided by the TFC, a Texas trust company may not invest an amount in excess of 15% of its capital and certified surplus in the securities of a single issuer.

  Branching. The TFC permits a Texas trust company to establish and maintain branch offices at any location on prior written approval of the Commissioner. The TDB currently does not permit Texas trust companies to establish branches outside the state of Texas.

  Transactions with Related Parties. The TFC prohibits the sale or lease of an asset of a Texas trust company, or the purchase or lease of an asset by a Texas trust company, where the transaction involves an officer, director, principal shareholder or affiliate, unless such transaction is approved by a disinterested majority of the board of directors or the prior written approval of the Commissioner.

  Enforcement. Under applicable provisions of the TFC, the Commissioner has the power to issue enforcement actions against a Texas trust company or any officer, employee or director of a Texas trust company. In addition, in certain circumstances, the Commissioner may remove a present or former officer, director or employee of a Texas trust company from office or employment, and may prohibit a shareholder or other persons participating in the affairs of a Texas trust company from such participation. The Commissioner has the authority to assess civil penalties of up to $500 per day for violations of a cease and desist, removal or prohibition order.

  Capital Requirements. Applicable law requires a Texas trust company to have and maintain capital of at least $1 million. The Commissioner may require additional capital of a Texas trust company if the Commissioner determines it necessary to protect the safety and soundness of such company. Sterling Trust is in compliance with all capital requirements under Texas law.

  REGULATION OF SUB-PRIME AUTOMOBILE LENDING. On December 31, 1996, Matrix Bank sold the assets of its subsidiary engaged in sub-prime automobile lending to a third-party buyer. However, during the time that Matrix Bank owned such entity, it purchased approximately $18.5 million of automobile retail installment contracts and sold them into the secondary market, subject to certain recourse provisions. In conjunction with the contractual obligations associated with those sales, Matrix Bank repurchased approximately $4.0 million of installment loans and repossessed automobiles previously sold to outside investors. The balance of the loans and automobiles repurchased in 1996 and 1997 were either disposed of or sold to a third-party investor in December 1997. Matrix Bank bears the risk of additional repurchases subject to certain terms and conditions of the various sale agreements that are primarily restricted to fraud. The automobile lending activities are subject to various federal and state laws and regulations. Consumer lending laws generally require licensing of the lender and purchasers of loans and adequate disclosure of loan terms and impose limitations on the terms of consumer loans and on collection policies and creditor remedies. Federal consumer credit statutes primarily require disclosures of credit terms in consumer finance transactions. In general, the Company's sub-prime automobile lending activities were conducted under licenses issued by individual states and were also subject to the provisions of the federal Consumer Credit Protection Act and its related regulations.

  Due to the consumer-oriented nature of the industry and uncertainties with respect to the application of various laws and regulations in certain circumstances, industry participants are named from time to time as defendants in litigation involving alleged violations of federal and state consumer lending or other similar laws and regulations. A significant judgment against the Company in connection with any litigation could have a material adverse affect on the Company's financial condition and results of operations. In addition, if it were determined that a material number of loans purchased by Sterling Finance involved violations of applicable lending laws or fraudulent actions by the automobile dealers, the Company's financial condition and results of operations could be materially adversely affected.

RECENT DEVELOPMENTS
-------------------

  On February 19, 1998, the Company announced that it had entered into a letter of intent to acquire The Leader Mortgage Company (The Leader), a privately-held, Ohio-based mortgage banking concern. The letter of intent provides for the issuance of $27,500,000 of common stock of the Company to the shareholders of The Leader and $4,500,000 in cash related to noncompetition agreements. The Company intends to account for the acquisition as a pooling of interests under generally accepted principles. The letter of intent is subject to a number of conditions, including the successful negotiation and execution of a definitive agreement and shareholders' approval, and there can be no assurance that this acquisition will be consummated.

  On March 25, 1998, the Company announced that it had signed a definitive agreement to merge the Company with a newly formed subsidiary of Fidelity National Financial, Inc. (Fidelity), a leading provider of title insurance and real estate services. It is intended that the merger be treated as a pooling of interests under generally accepted accounting principles. The Company's shares will be converted into the right to receive .80 shares of Fidelity common stock without interest, together with cash in lieu of any fractional share. The conversion to Fidelity shares is based on an exchange ratio, which has been collared between $28.75 and $35.00 per Fidelity share. The merger is subject to due diligence procedures and both regulatory and shareholder approvals.

ITEM 2.  PROPERTIES
         ----------

  The executive and administrative offices of the Company, United Financial, USS and UCM are located at 1380 Lawrence Street, Suite 1410, Denver, Colorado 80204. The lease on these premises extends through December 2002 and the current annual rent approximates $174,000. The Company leases an additional 8,100 square feet in downtown Denver for a monthly rental payment of approximately $8,100, under terms that extend through July 2001. The Company also owns a building in Phoenix, which houses the majority of Matrix Financial's operations. This building was purchased by the Company in 1994 and is subject to third-party mortgage indebtedness. See Note 8 to the Consolidated Financial Statements included elsewhere herein. The Company utilizes approximately 18,000 of the 30,000 square feet in this building, and the balance is leased to an unaffiliated company at current market rates. The Company also leases five smaller office facilities in Atlanta, Denver, Las Vegas, Scottsdale and Ontario, California, most of which are currently used by Matrix Financial to conduct its wholesale loan origination activities.

  Matrix Bank owns an approximately 30,000 square foot building in Las Cruces, New Mexico. Of this 30,000 square feet, approximately 11,800 square feet serve as the headquarters for Matrix Bank. Substantially all of the remaining space is rented to unaffiliated third-party tenants at market rates. Matrix Bank also owns an 1,800 square foot detached branch in Las Cruces and an approximately 3,000 square foot branch in Sun City, Arizona. Additionally, Matrix Bank's loan origination branch in Evergreen, Colorado leases approximately 1,600 square feet for a monthly rental payment of approximately $2,000.

  Sterling Trust occupies approximately 11,300 square feet in Waco, Texas, under a lease agreement that is in place until June 30, 2001, at a monthly rental payment of $13,553. The lease agreement provides for renewal options and allocation of certain expenses the lessee would reimburse over a specified amount during the life of the lease. Two officers of Vintage and an executive officer of the Company own in the aggregate approximately 29% of the equity interests in the lessor.

  First Matrix is located in Arlington, Texas and operates in a 1,446 square foot office suite. The current lease requires a monthly payment of $1,506 and matures on April 30, 1999.

  UCM also leases approximately 1,500 square feet in St. Louis, Missouri for a monthly rental payment of $2,500. The St. Louis lease extends through October 1998 and is renewable.

  The Company believes that all of its present facilities are adequate for its current needs and that additional space is available for future expansion upon acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

  United Financial is a defendant is a lawsuit styled Douglas County Bank & Trust Co. v. United Financial, Inc. that was commenced on or about May 23, 1997 in the United States District Court for the District of Nebraska. In the action, the plaintiff-buyer alleges that United Financial, as broker for the seller, made false representations regarding the GNMA certification of certain mortgage pools, the servicing rights of which were offered for sale in a written offering. The plaintiff further alleges that it relied on United Financial's representations in purchasing the servicing rights from the seller. The plaintiff seeks recovery of: (a) the deposit paid to the seller in connection with the purchase thereof in the amount of $147,000; (b) $1.4 million that the plaintiff claims it paid to GNMA to settle a dispute regarding the certification of the mortgage pools; and (c) approximately $1.4 million in lost profits. The Company believes it has defenses to this lawsuit; however, no assurances can be given that an adverse judgment will not be rendered or that such a judgment would not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

  Matrix Financial has been named defendant in an action styled Leslie M. Rozatti v. Matrix Financial Services Corp and Wendover Funding. Plaintiff commenced this action on or about August 8, 1997. The plaintiff alleges that Matrix Financial, as subservicer for Matrix Bank, breached the terms of the underlying note and deed of trust with plaintiff and otherwise committed negligence, fraud and violations of RESPA in connection with its servicing of plaintiff's mortgage loan. Matrix Bank purchased this mortgage loan and the servicing rights from a third-party in December 1996. Plaintiff claims $126,000 in actual damages and $2,000,000 in punitive damages, in addition to interest, attorneys' fees and other costs and expenses. The Company believes that it has defenses to this lawsuit; however, no assurances can be given that an adverse judgment will not be rendered or that such a judgment would not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

  During the fourth quarter of 1997, Matrix Bank settled a case styled HLC, Inc.
v. Matrix Capital Bank that was commenced on or about June 9, 1997 in the United States District Court for the Middle District of Tennessee. The plaintiff had alleged that Matrix Bank breached an agreement pursuant to which Matrix Bank would act as issuing bank in connection with a program allegedly developed by plaintiff relating to the issuance of credit cards. Plaintiff alleged that Matrix Bank failed to perform certain issuing and servicing functions in connection with the credit card accounts. In connection with the settlement, Matrix Bank paid the plaintiff $25,000 upon execution of the settlement, and is to pay plaintiff twelve monthly payments of $15,416. Matrix Bank did not admit any fault or liability in connection with the settlement. The total amount of the settlement was accrued for in the fourth quarter of 1997.

  The Company is involved from time to time in routine litigation incidental to its business. However, other than described above, the Company believes that it is not a party to any material pending litigation that, if decided adversely to the Company, would have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

  The Company's common stock, $.0001 par value ("Common Stock"), is traded on the Nasdaq National Market under the symbol "MTXC." The initial public offering of Common Stock occurred on October 18, 1996. The following table sets forth the high and low sales prices for the Common Stock on the Nasdaq National Market for the periods indicated.

                                                                  Market Price
                                                                ----------------
        Quarter Ended:                                           High      Low
        --------------                                          -------  -------
           December 31, 1997                                    $18.250  $13.875
           September 30, 1997                                    16.875   13.000
           June 30, 1997                                         14.250   10.250
           March 31, 1997                                        15.875   11.625

           December 31, 1996 (beginning October 18, 1996)       $15.875  $10.000

  On March 12, 1998, the closing price of the Common Stock was $16.875 per share. Also as of that date the approximate number of holders of record of the Company's Common Stock was 70. This number does not include beneficial owners who hold their shares in a depository trust in "street" name.

  Since its organization in June 1993, the Company has not paid any dividends on its equity, except for an aggregate of $92,000 paid in 1993 and $201,000 paid in 1996, of which $4,000 for 1993 and $201,000 for 1996 represent dividends paid by Vintage (i.e., the pooled company) prior to its acquisition by the Company. The Company expects that it will retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. Any future determination as to dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of the Company and such other factors the Board of Directors may deem relevant. Under the terms of the Company's 11.5% Senior Notes due 2004 (the "11.5% Senior Notes") issued in September 1997, the Senior Subordinated Notes (the "Senior Subordinated Notes") issued in August 1995 and the Company's bank stock loan issued in March 1997, the Company's ability to pay cash dividends to its shareholders is limited. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." In addition, the ability of Matrix Financial and Matrix Bank to pay dividends to the

Company may be restricted in certain instances, including covenants under Matrix Financial's existing warehouse facilities and certain other debt covenants of the Company.

  During 1997, the Company issued the following unregistered equity securities in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. In February 1997, the Company issued 779,592 shares of Common Stock to the former shareholders of Vintage in connection with the acquisition by the Company of Vintage. During 1997, prior to the filing of the registration statement on Form S-8, the Company issued options exercisable for an aggregate of (A) 55,000 shares of Common Stock to three executive officers of the Company, with exercise prices ranging from $10.375 to $14.25 per share and (B) 69,500 shares of Common Stock to non-executive employees of the Company, with exercise prices ranging from $12.00 to $17.25 per share.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

           SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION
                 (Dollars in thousands, except per share data)

  The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each of which is included elsewhere herein. In February 1997, the Company completed the acquisition of Vintage in a transaction accounted for as a pooling of interests. As a result of the pooling, the historical financial and other information of the Company has been restated to include the financial and other information of Vintage.

                                                                                    AS OF AND FOR THE
                                                                                 YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------------------------
                                                             1997           1996           1995           1994          1993(1)
                                                          ----------     ----------     ----------     -----------    ----------
OPERATING DATA
Net interest income before provision for loan
 and valuation losses..................................   $   13,888     $    6,059     $    3,592     $    4,004     $      944
Provision for loan and valuation losses................          874            143            401            216             15
                                                          ----------     ----------     ----------     -----------    ----------
Net interest income after provision for loan
 and valuation losses..................................       13,014          5,916          3,191          3,788            929
                                                          ----------     ----------     ----------     -----------    ----------
Noninterest income:
 Loan administration...................................       16,007          8,827          7,749          6,926          6,427
 Brokerage.............................................        3,921          4,364          4,787          4,017          2,132
 Trust services........................................        3,561          3,061          2,869          2,488          1,685
 Gain on sale of loans and mortgage-backed
  securities...........................................        2,708          3,369          3,272          1,590          2,361
 Gain on sale of mortgage servicing rights.............        3,365          3,232          1,164            684             38
 Loan origination(2)...................................        4,427          1,561          2,069          1,294            221
 Other.................................................        4,040          2,173          1,744            940            669
                                                          ----------     ----------     ----------     -----------    ----------
   Total noninterest income............................       38,029         26,587         23,654         17,939         13,533
Noninterest expense....................................       37,746         26,655         20,453         16,593         12,184
                                                          ----------     ----------     ----------     -----------    ----------
Income before income taxes.............................       13,297          5,848          6,392          5,134          2,278
Income taxes...........................................        5,159          2,278          2,469          2,014            404
                                                          ----------     ----------     ----------     -----------    ----------
Net income.............................................   $    8,138     $    3,570(3)  $    3,923     $    3,120     $    1,874
                                                          ==========     ==========     ==========     ===========    ==========
Net income per share assuming dilution(4)..............   $     1.20     $     0.68     $     0.83     $     0.69
Weighted average common shares assuming dilution.......    6,781,808      5,077,321      4,707,221      4,529,593      4,375,843
Pro forma net income(5)................................                                                               $    1,367
Pro forma net income per common share
 assuming dilution(5)..................................                                                               $     0.31
Cash dividends(6)......................................   $       --     $      201     $       --     $       --     $       92

BALANCE SHEET DATA
Total assets...........................................   $  606,745     $  274,559     $  186,313     $  113,597     $   96,553
Total loans (excluding allowance for loan and
 valuation losses).....................................      513,128        213,400        147,608         90,068         77,034
Allowance for loan and valuation losses(7).............        1,756          1,039            943            728            538
Nonperforming loans(8).................................        4,990          3,903          5,538          3,314            853
Mortgage servicing rights..............................       36,440         23,680         13,817          6,183          1,818
Foreclosed real estate(8)..............................        1,242            788            835            543            726
Deposits(9)............................................      224,982         90,179         48,877         41,910         45,517
Custodial escrow balances..............................       53,760         37,881         27,011         24,687         31,794
FHLB borrowings........................................      171,943         51,250         19,000         14,600             --
Borrowed money.........................................       89,909         42,431         65,093         18,438          8,791
Total shareholders' equity.............................       40,610         32,270         10,686          6,662          3,534

OPERATING RATIOS AND OTHER SELECTED DATA
Return on average assets(10)...........................         1.78%          1.69%          2.59%          3.13%          5.30%
Return on average equity(10)...........................        22.71          24.30          47.62          57.06          73.26
Average equity to average assets(10)...................         7.86           6.97           5.44           5.49           7.24
Net interest margin(10)(11)............................         3.70           3.45           2.84           4.64           4.15
Operating efficiency ratio(12).........................        73.95          82.01          76.19          76.37          84.25
Total amount of loans purchased........................   $  493,693     $  159,015     $   91,774     $   80,048     $   32,231
Balance of owned servicing portfolio (end of period)...   $3,348,062     $2,505,036     $1,596,385     $1,041,785     $1,007,286
Trust assets under administration (end of period)......   $1,437,478     $1,162,231     $  952,528     $  750,186     $  655,750
Wholesale loan origination volume......................   $  402,984     $  583,279     $  388,937     $  183,130     $  126,200

                                                                                    AS OF AND FOR THE
                                                                                  YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------------------------------------
                                                             1997           1996           1995           1994          1993(1)
                                                          ----------     ----------     ----------     -----------    ----------
Loan Performance Ratios
Nonperforming loans/total loans(8)....................       0.97%          1.83%           3.75%           3.68%         1.11%
Nonperforming assets/total assets(8)..................       1.03           1.89            3.42            3.40          1.64
Net loan charge-offs/average loans(10)................       0.04           0.03            0.15            0.03          0.18
Allowance for loan and valuation losses/
 total loans(7).......................................       0.34           0.49            0.64            0.81          0.70
Allowance for loan and valuation losses/
 nonperforming loans(7)...............................      35.19          26.62           17.03           21.97         63.07

__________
(1) The Company acquired all of the outstanding capital stock of Matrix Bank on September 23, 1993. The operations of Matrix Bank have been included in the consolidated operations of the Company from the date of acquisition.
(2) On January 1, 1995, the Company adopted FAS 122. Since FAS 122 prohibits retroactive application, the historical accounting results for 1997, 1996 and 1995 are not directly comparable to the results for prior periods.
(3) See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Results of Operations for the Years Ended December 31, 1997 and 1996--Loan Origination Income" for a discussion of the impact on net income of a secondary marketing loss incurred in March 1996.
(4) Net income per common share assuming dilution is based on the weighted average number of common shares outstanding during each period and the dilutive effect, if any, of stock options and warrants outstanding. There are no other dilutive securities.
(5) Prior to the formation of Matrix Capital in June 1993, Matrix Financial and United Financial had elected for certain periods to be taxed under the provisions of subchapter "s" of the code and accordingly did not pay income taxes on their respective earnings; instead the shareholders of Matrix Financial and United Financial were liable for such taxes. Pro forma net income and pro forma net income per common share assuming dilution are presented for periods in which the Company was not a taxable entity as a result of its subchapter "s" election. The pro forma net income assumes an effective tax rate of 40%. Pro forma net income per common share assuming dilution is computed by dividing pro forma net income by the weighted average common shares assuming dilution outstanding during the year.
(6) $201,000 and $4,000 in 1996 and 1993, respectively, represent dividends paid by Vintage prior to its acquisition by the Company.
(7) The allowance for loan and valuation losses in 1996 does not include a $600,000 liability reserve account to cover potential losses associated with sub-prime auto loans repurchased by Matrix Bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Nonperforming Assets."
(8) See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Nonperforming Assets" for a discussion of the impact of certain bulk purchases of mortgage loan portfolios on the level of nonperforming loans and foreclosed real estate, and the effect of repurchasing sub-prime automobile loans.
(9) Following the Company's acquisition of Vintage in February 1997, Sterling Trust moved approximately $80.0 million of deposits under administration from a third-party institution to Matrix Bank.
(10) Calculations are based on average daily balances where available and monthly averages otherwise.
(11) Net interest margin has been calculated by dividing net interest income before loan and valuation loss provision by average interest-earning assets.
(12) The operating efficiency ratio has been calculated by dividing noninterest expense by operating income (net interest income plus noninterest income).

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

GENERAL

  The Company was formed in June 1993 when the founding shareholders of Matrix Financial and United Financial, subsidiaries of the Company, exchanged all of the outstanding capital stock of those two entities for shares of the Company in a series of transactions that were each accounted for as a pooling of interests. In September 1993, the Company acquired Dona Ana Savings and Loan Association, FSB (which was subsequently renamed Matrix Capital Bank). The acquisition was accounted for using the purchase method of accounting. The Company's consolidated financial results for 1993, therefore, reflect a full twelve months of operations for Matrix Financial and United Financial, and only three months of operations for Matrix Bank.

  The Company formed USS in June 1995 and UCM in December 1996. In February 1997, the Company acquired Vintage in a pooling of interests and, accordingly, no goodwill was recorded and the consolidated financial statements of the Company for the prior periods have been restated.

  The principal components of the Company's revenues consist primarily of net interest income recorded by Matrix Bank and Matrix Financial, loan administration fees generated by Matrix Financial, brokerage fees realized by United Financial, loan origination fees and gains on sales of mortgage loans and mortgage servicing rights generated by Matrix Bank and Matrix Financial and trust service fees generated by Sterling Trust. While USS and UCM have not generated material amounts of revenue during their limited operating history, management anticipates that they will make a larger contribution to the Company's revenues in the future. The Company's results of operations are influenced by changes in interest rates and the effect of these changes on the interest spreads of the Company, the volume of loan originations, mortgage loan prepayments and the value of mortgage servicing portfolios.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND
1996

  NET INCOME; RETURN ON AVERAGE EQUITY. Net income increased $4.5 million, or 128.0%, to $8.1 million, or $1.20 per share (diluted) for the year ended December 31, 1997 as compared to $3.6 million, or $0.68 per share (diluted), for the year ended December 31, 1996. Return on average equity decreased to 22.7% for the year ended December 31, 1997 as compared to 24.3% for the year ended December 31, 1996. The decrease in return on average equity was due to the increase in average equity to $35.8 million for the year ended December 31, 1997 as compared to $14.7 million for the year ended December 31, 1996. The increase in average equity is primarily attributable to the Company's initial public offering during the fourth quarter of 1996, which increased equity by $18.2 million.

  NET INTEREST INCOME. Net interest income before provision for loan and valuation losses increased $7.8 million, or 129.2%, to $13.9 million for the year ended December 31, 1997 as compared to $6.1 million for the year ended December 31, 1996. The Company's net interest margin increased to 3.70% for the year ended December 31, 1997 as compared to 3.45 % for the year ended December 31, 1996. These increases were attributable to the following: a 118.8% increase in the Company's average loan portfolio balance to $355.8 million for the year ended December 31, 1997 from $162.6 million for the year ended December 31, 1996, and a decrease in the cost of interest-bearing liabilities to 5.66% for the year ended December 31, 1997 as compared to 6.59% for the year ended December 31, 1996. The decrease in the cost of interest-bearing liabilities was the result of trust deposits of approximately $80.0 million administered by Sterling Trust being transferred from a third-party financial institution to Matrix Bank upon completion of the Vintage acquisition. The above were offset by a 102.8% increase in average interest-bearing liabilities to $322.8 million for the year ended December 31, 1997 as compared to $159.2 million for the year ended December 31, 1996, and a decrease in the Company's yield on interest-earning assets to 8.55% from 9.43% for the years ended December 31, 1997 and 1996, respectively. The decrease in the Company's yield on interest-earning assets was attributable to the lower yield earned on the loan portfolio, which decreased to 8.74% as compared to 9.67% for the years ended December 31, 1997 and 1996, respectively. The loan portfolio yield decrease is attributable to the overall market decrease in interest rates and the acquisition of loans with less discounts by the Company. For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

  PROVISION FOR LOAN AND VALUATION LOSSES. Provision for loan losses increased $731,000 to $874,000 for the year ended December 31, 1997 as compared to $143,000 for the year ended December 31, 1996. This increase was primarily attributable to the increase in the gross balance of loans receivable, which increased to $513.1 million at December 31,

1997 as compared to $213.4 million at December 31, 1996. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "--Asset Quality--Nonperforming Assets."

  LOAN ADMINISTRATION. Loan administration income represents service fees and other income earned from servicing loans for various investors. Loan administration income includes service fees that are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees increased $7.2 million, or 81.3%, to $16.0 million for the year ended December 31, 1997 as compared to $8.8 million for the year ended December 31, 1996. Loan administration fees are affected by factors that include the size of the Company's residential mortgage loan servicing portfolio, the servicing fee, the timing of payment collections and the amount of ancillary fees received. This increase was primarily attributable to the increase in the outstanding principal balance underlying the Company's mortgage servicing rights portfolio at December 31, 1997 as compared to December 31, 1996. The mortgage loan servicing portfolio increased by $843.0 million, or 33.7%, to $3.3 billion at December 31, 1997 from $2.5 billion at December 31, 1996.

  BROKERAGE FEES. Brokerage fees decreased $443,000, or 10.2%, to $3.9 million for the year ended December 31, 1997 as compared to $4.4 million for the year ended December 31, 1996. This decrease occurred despite the increase in bulk servicing portfolios brokered by United Financial. Servicing portfolios brokered by United Financial increased $7.0 billion to $33.4 billion for the year ended December 31, 1997 as compared to $26.4 billion for the year ended December 31, 1996. The decrease in brokerage fees is attributable to an overall decrease in the margins earned on the servicing brokered.

  TRUST SERVICE FEES. Trust service fees increased $500,000, or 16.3%, to $3.6 million for the year ended December 31, 1997 as compared to $3.1 million for the year ended December 31, 1996. This increase is associated with the growth in the number of trust accounts under administration at Sterling Trust, which increased to 29,382 at December 31, 1997 from 25,772 at December 31, 1996 and the increase in the total assets under administration which increased to over $1.4 billion at December 31, 1997 from under $1.2 billion at December 31, 1996.

  GAIN ON SALE OF LOANS AND MORTGAGE-BACKED SECURITIES. Gain on the sale of loans and mortgage-backed securities decreased $661,000, or 19.6%, to $2.7 million for the year ended December 31, 1997 as compared to $3.4 million for the year ended December 31, 1996. Gain on the sale of loans can fluctuate significantly from quarter to quarter and from year to year based on a variety of factors, such as the current interest rate environment, the supply of loan portfolios in the market, the mix of loan portfolios available, the type of loan portfolios the Company purchases and the particular loan portfolios the Company elects to sell.

  GAIN ON SALE OF MORTGAGE SERVICING RIGHTS. Gain on the sale of mortgage servicing rights increased $133,000 to $3.4 million for the year ended December 31, 1997 as compared to $3.2 million for the year ended December 31, 1996. In terms of aggregate outstanding principal balances of mortgage loans underlying such servicing rights, the Company sold $1.3 billion in purchased mortgage servicing rights for the year ended December 31, 1997 as compared to $646.0 million for the year ended December 31, 1996. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter and from year to year based on the market value of the Company's servicing portfolio, the particular servicing portfolios the Company elects to sell and the availability of similar portfolios in the market. A majority of the gain in 1997 pertains to servicing rights bought by the Company in 1997. Due to the Company's position in and knowledge of the market, the Company will at times sell servicing portfolios if it is determined that the market value is greater than the economic value that would be achieved from holding the servicing portfolio.

  LOAN ORIGINATION. Loan origination income increased $2.9 million, or 183.6%, to $4.4 million for the year ended December 31, 1997 as compared to $1.6 million for the year ended December 31, 1996 despite the $180.3 million, or 30.9%, decrease in wholesale residential mortgage loan production to $403.0 million for the year ended December 31, 1997 as compared to $583.3 million for the year ended December 31, 1996. The increase in loan origination income was related to a $1.9 million secondary marketing loss that occurred in the first quarter of 1996 and the origination in 1997 of a greater amount of non-agency eligible loans, which generally result in higher origination fees. The secondary loss was attributable to the failure of a former officer of Matrix Financial to adhere to the Company's established hedging policies, and as a result, certain closed loans were not adequately hedged. The $1.9 million loss resulted when interest rates increased dramatically in March 1996, thereby causing the funded loans and pipeline commitments to decline in market value. Had the Company's policies been followed, a loss still would have been recognized, albeit significantly smaller, since it is difficult for the Company to be completely hedged when interest rates rapidly and significantly change. The

Company has implemented several management and reporting changes to help ensure that the hedging policies established by Matrix Financial's Board of Directors are followed to mitigate secondary losses in volatile interest rate markets. Loan origination income includes all mortgage loan fees, secondary marketing activity on new loan originations and servicing release premiums on net originations sold, net of origination costs.

  OTHER INCOME. Other income increased $1.8 million, or 85.9%, to $4.0 million for the year ended December 31, 1997 as compared to $2.2 million for the year ended December 31, 1996. Other income mainly consists of fee income, including credit card fees earned by Matrix Bank, consulting income earned by UCM, brokerage income earned by First Matrix and USS service fee income. The increase in other income between 1997 and 1996 is predominantly related to the growth in credit card fee income, USS service fees and consulting income generated by UCM, which was formed in December 1996. Credit card fee income increased $889,000 to $908,000 for the year ended December 31, 1997 as compared to $19,000 for the year ended December 31, 1996. Additionally, USS service fees and UCM consulting income increased $557,000 and $184,000, respectively, to $1.1 million and $184,000 for the year ended December 31, 1997 as compared to $564,000 and $0 for the year ended December 31, 1996.

  NONINTEREST EXPENSE. Noninterest expense increased $11.1 million, or 41.6%, to $37.7 million for the year ended December 31, 1997 as compared to $26.7 million for the year ended December 31, 1996. This increase was primarily due to expenses related to the interim subservicing on mortgage servicing portfolios acquired in 1997, the expenses related to UCM which was formed in December 1996, the opening of a telemarketing call center for the origination of loans at Matrix Financial, increased amortization due to the Company's increased investment in mortgage servicing rights and the overall growth and expansion of the Company. During 1997, the Company recognized a pre-tax loss of approximately $1.4 million relating to the recourse obligation, subsequent operation and ultimate disposition of its entire portfolio of sub-prime auto loans. This loss was less than the following non-recurring items, which were recorded during the year ended December 31, 1996: a $600,000 accrual for the previously disclosed settlement of a class-action lawsuit, a one-time fee of $450,000 to recapitalize the Savings Association Insurance Fund (SAIF), and a $787,000 loss relating to the repurchase of sub-prime auto loans. The following table details the major components of noninterest expense for the periods indicated:

                                                              YEAR ENDED
                                                              DECEMBER 31,
                                                          -------------------
                                                            1997        1996
                                                          -------     -------
                                                             (In thousands)
  Compensation and employee benefits...................   $14,724     $12,722
  Amortization of mortgage servicing rights............     6,521       2,432
  Occupancy and equipment..............................     2,132       1,776
  Postage and communication............................     1,522       1,214
  Professional fees....................................       976         666
  Data processing......................................       843         642
  Losses related to recourse sales.....................     1,237         787
  Other................................................     9,791       6,416
                                                          -------     -------
     Total.............................................   $37,746     $26,655
                                                          =======     =======

  Compensation and employee benefits increased $2.0 million, or 15.7%, to $14.7 million for the year ended December 31, 1997 as compared to $12.7 million for the year ended December 31, 1996. This increase was the result of continued expansion of the Company's business lines in 1997, including the opening of a retail branch of Matrix Bank, a new lending office of Matrix Bank, the formation of UCM at the end of 1996 and the opening of Matrix Financial's telemarketing call center. The Company had an increase of 119 employees, or 45.8%, to 379 full-time employees at December 31, 1997 as compared to 260 full-time employees at December 31, 1996.

  Amortization of mortgage servicing rights increased $4.1 million, or 168.1%, to $6.5 million for the year ended December 31, 1997 as compared to $2.4 million for the year ended December 31, 1996. Amortization of mortgage servicing rights fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The prepayment speed experienced by the Company on the loans it serviced was 11.3% for the year ended December 31, 1997 as compared to 11.9% for the year ended December 31, 1996.

  The remainder of noninterest expense, which includes occupancy and equipment expenses, postage and communication expenses, professional fees, data processing costs, losses related to recourse sales and other expenses, increased $5.0 million, or 43.5%, to $16.5 million for the year ended December 31, 1997 as compared to $11.5 million for the year ended December 31, 1996. The increase was primarily attributable to $1.2 million of interim subservicing costs on mortgage servicing portfolios acquired during 1997 and the expansion of both existing and new business lines.

  PROVISION FOR INCOME TAXES. The provision for income taxes increased by $2.9 million to $5.2 million for the year ended December 31, 1997 as compared to $2.3 million for the year ended December 31, 1996. The two periods had comparable effective tax rates of 38.8% and 39.0%, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND
1995

  NET INCOME; RETURN ON AVERAGE EQUITY. Net income decreased $353,000, or 9.0%, to $3.6 million for the year ended December 31, 1996 as compared to $3.9 million for the year ended December 31, 1995. Return on average equity decreased to 24.3% for the year ended December 31, 1996 as compared to 47.6% for the year ended December 31, 1995. The decrease in return on average equity was primarily due to the Company's policy of retaining all of its earnings, the issuance of 2,012,500 shares of additional stock as part of the IPO in the fourth quarter, the one time expense for the SAIF capitalization, the first quarter 1996 secondary marketing loss, the reserve for the settlement of certain outstanding litigation and the recourse losses related to the sub-prime autos repurchased at Sterling Finance. See "--Comparison of Results of Operations for the Years Ended December 31, 1997 and 1996--Loan Origination" for a discussion of the secondary marketing loss. See "--Asset and Liability Management--Nonperforming Assets" for a discussion of the loss relating to Sterling Finance.

  NET INTEREST INCOME. Net interest income before provision for loan and valuation losses increased $2.5 million, or 68.7%, to $6.1 million for the year ended December 31, 1996 as compared to $3.6 million for the year ended December 31, 1995. The increase for the year ended December 31, 1996 was attributable to the increase in the Company's yield on interest-earning assets, which increased to 9.43% for the year ended December 31, 1996 as compared to 8.54% for the year ended December 31, 1995, and a decrease in the cost of interest-bearing liabilities, which decreased to 6.59% for the year ended December 31, 1996 as compared to 7.14% for the year ended December 31, 1995. The increase in the Company's yield on interest-earning assets was primarily attributable to an increase in the yield on the Company's adjustable rate loan portfolio, the amortization and payoffs of loans that had significant discounts and the origination of higher yielding consumer loans. The decrease in the cost of interest-bearing liabilities was attributable to the lower cost of borrowed funds. The Company's net interest margin increased to 3.45% for the year ended December 31, 1996 as compared to 2.84% for the year ended December 31, 1995.
The Company's average interest-earning assets increased $49.0 million, or 38.8%, to $175.4 million for the year ended December 31, 1996 as compared to $126.4 million for the year ended December 31, 1995. This increase was attributable primarily to the increase in the size of the Company's loan portfolio held for sale. For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

  PROVISION FOR LOAN AND VALUATION LOSSES. Provision for loan and valuation losses decreased $258,000, or 64.3%, to $143,000 for the year ended December 31, 1996 as compared to $401,000 for the year ended December 31, 1995. This decrease was primarily attributable to the improvement in the portion of the Company's residential loan portfolio classified as nonaccrual. For a discussion of the Company's allowance for loan and valuation losses as it relates to nonperforming assets, see "--Asset and Liability Management-Nonperforming Assets."

  LOAN ADMINISTRATION. Loan administration fees increased $1.1 million, or 13.9%, to $8.8 million for the year ended December 31, 1996 as compared to $7.7 million for the year ended December 31, 1995. This increase was primarily attributable to the increase in the average outstanding principal balance underlying the Company's mortgage servicing rights portfolio for the year ended December 31, 1996 as compared to the year ended December 31, 1995. Loan administration fees are affected by factors that include the size of the Company's residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees collected. The mortgage loan servicing portfolio owned increased by $908.7 million, or 56.9%, to $2.5 billion for the year ended December 31, 1996 as compared to $1.6 billion for the year ended December 31, 1995, with the majority of the increase occurring in the fourth quarter of 1996.

  BROKERAGE FEES. Brokerage fees decreased $423,000, or 8.8%, to $4.4 million for the year ended December 31, 1996 as compared to $4.8 million for the year ended December 31, 1995. This decrease is a direct result of the amount of the residential mortgage servicing portfolios brokered by United Financial. The balance of residential mortgage servicing portfolios brokered by United Financial, in terms of aggregate unpaid principal balances on the underlying loans, decreased $6.2 billion, or 19.0%, to $26.4 billion for the year ended December 31, 1996 as compared to $32.6 billion for the year ended December 31, 1995. The decrease was primarily due to the amount of servicing brokered in the first quarter of 1996, as mortgage banking firms and financial institutions deferred servicing sales pending their review of the impact of FAS 122 on their portfolios.

  TRUST SERVICE FEES. Trust service fees increased $192,000, or 6.7%, to $3.1 million for the year ended December 31, 1996 as compared to $2.9 million for the year ended December 31, 1995. This increase is associated with the growth in the amount of trust assets under administration and in the number of trust accounts under management at Sterling Trust.

  GAIN ON SALE OF LOANS AND MORTGAGE-BACKED SECURITIES. Gain on the sale of loans and mortgage-backed securities increased $97,000, or 3.0%, to $3.4 million for the year ended December 31, 1996 as compared to $3.3 million for the year ended December 31, 1995. Gain on the sale of loans can fluctuate significantly from quarter to quarter and from year to year based on a variety of factors, such as the current interest rate environment, the supply of loan portfolios in the market, the mix of loan portfolios available in the market, the type of loan portfolios the Company purchases and the particular loan portfolios the Company elects to sell. The Company's strategy has been and will continue to be to match its purchases and sales while managing its desired growth.

  GAIN ON SALE OF MORTGAGE SERVICING RIGHTS. Gain on the sale of mortgage servicing rights increased $2.0 million, or 177.7%, to $3.2 million for the year ended December 31, 1996 as compared to $1.2 million for the year ended December 31, 1995. In terms of aggregate outstanding principal balances of mortgage loans underlying such servicing rights, the Company sold $646.0 million in purchased mortgage servicing rights for the year ended December 31, 1996 as compared to $31.8 million for the year ended December 31, 1995. A portion of the servicing rights sold in 1996 pertained to mortgage servicing portfolios that the Company combined with the related loan participation interests, and then sold as one asset. The servicing portfolio sold in 1995 consisted of loans with non-standard payment accrual methodologies, including the Rule of 78's and daily simple interest accruals, and were secured by second liens. The sales in 1996 were consummated primarily to generate earnings and additional cash flow in order to acquire more desirable residential servicing portfolios.

  LOAN ORIGINATION. Loan origination income decreased $508,000, or 24.6%, to $1.6 million for the year ended December 31, 1996 as compared to $2.1 million for the year ended December 31, 1995, even though the Company experienced an increase in wholesale residential mortgage loan production of $194.4 million, or 50.0%, to $583.3 million for the year ended December 31, 1996 as compared to $388.9 million for the year ended December 31, 1995. This decrease was primarily attributable to the $1.9 million secondary marketing loss that occurred in March 1996. See "--Comparison of Results of Operations for the Years Ended December 31, 1997 and 1996--Loan Origination" for further discussion of the secondary marketing loss. Loan origination income includes all mortgage loan fees, secondary marketing activity on new loan originations and servicing release premiums on new originations sold, net of outside origination costs.

  NONINTEREST EXPENSE. Noninterest expense increased $6.2 million, or 30.3% to $26.7 million for the year ended December 31, 1996 as compared to $20.5 million for the year ended December 31, 1995. This increase was primarily due to the one time SAIF assessment of $450,000 (pre-tax), a reserve for the settlement of certain outstanding litigation, expenses related to new operating subsidiaries and expenses related to the operating loss and recourse losses on sub-prime automobile installment contracts sold by Sterling Finance and the ceasing of its operations in December 1996. The following table details the major components of noninterest expense for the periods indicated:

                                                         YEAR ENDED
                                                         DECEMBER 31,
                                                     -------------------
                                                      1996        1995
                                                     -------     -------
                                                        (In thousands)
  Compensation and employee benefits...............  $12,722     $10,527
  Amortization of mortgage servicing rights........    2,432       1,817
  Occupancy and equipment..........................    1,776       1,451
  Professional fees................................      666         783
  Data processing..................................      642         560
  Other............................................    8,417       5,315
                                                     -------     -------
     Total.........................................  $26,655     $20,453
                                                     =======     =======

  Compensation and employee benefits increased $2.2 million, or 20.9%, to $12.7 million for the year ended December 31, 1996 as compared to $10.5 million for the year ended December 31, 1995. This increase was the result of the expansion of the Company's business lines in 1996, including the opening of two new branches of Matrix Bank, the formation of two new operating subsidiaries and the increased amount of wholesale mortgage loan originations (i.e., employees in the mortgage loan origination area are typically compensated on a commission basis). The Company had an increase of 34 employees, or 15.0%, to 260 employees at year-end December 31, 1996 as compared to 226 employees at year-end December 31, 1995. The Company also employed an additional 20 employees during portions of 1996 at Sterling Finance.

  Amortization of mortgage servicing rights increased $615,000, or 33.8%, to $2.4 million for the year ended December 31, 1996 as compared to $1.8 million for the year ended December 31, 1995. Amortization of mortgage servicing rights fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experience with respect to the underlying mortgage loan portfolio.

  The remainder of noninterest expense, which includes occupancy and equipment expenses, professional fees, data processing costs and other expenses increased $3.4 million, or 41.8%, to $11.5 million for the year ended December 31, 1996 as compared to $8.1 million for the year ended December 31, 1995. The increase was primarily attributable to the one-time SAIF assessment, the reserve for the settlement of certain outstanding litigation (which was settled in 1997), expansion of both existing and new business lines, the formation of two operating subsidiaries, the opening of two bank branches and the recourse losses on automobile installment contracts sold by Sterling Finance and the ceasing of its operations in December 1996.

  PROVISION FOR INCOME TAXES. Provision for income taxes decreased $191,000, or 7.7%, to $2.3 million for the year ended December 31, 1996 as compared to $2.5 million for the year ended December 31, 1995. The two periods had comparable effective tax rates of 39.0% and 38.6%, respectively.

AVERAGE BALANCE SHEET

  The following table sets forth for the periods and as of the dates indicated, information regarding the Company's average balances of assets and liabilities as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Ratio, yield and rate information are based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

                                                                             YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------------------------
                                                        1997                           1996                           1995
                                          ------------------------------  -----------------------------   --------------------------
                                          AVERAGE               AVERAGE   AVERAGE               AVERAGE   AVERAGE            AVERAGE
                                          BALANCE    INTEREST     RATE    BALANCE    INTEREST     RATE    BALANCE   INTEREST   RATE
                                          --------   --------   -------   --------   --------   -------   --------  -------- -------
                                                                               (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
 Loans receivable, net................... $355,848   $ 31,096      8.74%  $162,648   $ 15,733      9.67%  $121,206  $ 10,412   8.59%
 Mortgage-backed securities..............       --         --        --      4,653        351      7.54         --        --     --
 Interest-earning deposits...............   15,371        778      5.06      5,556        312      5.62      3,845       288   7.49
 FHLB stock..............................    4,606        275      5.97      2,585        153      5.92      1,321        86   6.51
                                          --------   --------   -------   --------   --------   -------   --------  -------- -------
     Total interest-earning assets.......  375,825     32,149      8.55    175,442     16,549      9.43    126,372    10,786   8.54

Noninterest-earning assets:
 Cash....................................   10,268                           3,085                           2,570
 Allowance for loan and valuation losses.   (1,343)                           (964)                           (836)
 Premises and equipment..................    8,302                           6,976                           5,213
 Other assets............................   62,922                          26,199                          18,075
                                          --------                        --------                        --------
     Total noninterest-earning assets....   80,149                          35,296                          25,022
                                          --------                        --------                        --------
     Total assets........................ $455,974                        $210,738                        $151,394
                                          ========                        ========                        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Passbook accounts....................... $  2,859        113      3.95   $  2,389         82      3.43   $  2,394        85   3.55
 Money market and NOW accounts...........   96,982      3,278      3.38     11,964        468      3.91      8,320       292   3.51
 Certificates of deposit.................   83,993      4,985      5.94     54,824      3,210      5.85     33,332     1,807   5.42
 FHLB borrowings.........................   59,984      3,435      5.73     35,838      2,039      5.69     17,662     1,113   6.30
 Borrowed money..........................   79,011      6,450      8.16     54,171      4,691      8.66     39,021     3,897   9.99
                                          --------   --------   -------   --------   --------   -------   --------  -------- -------
     Total interest-bearing liabilities..  322,829     18,261      5.66    159,186     10,490      6.59    100,729     7,194   7.14
                                          --------   --------   -------   --------   --------   -------   --------  -------- -------

                                                                           YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------------------------
                                                        1997                           1996                           1995
                                          ------------------------------  -----------------------------   --------------------------
                                          AVERAGE               AVERAGE   AVERAGE               AVERAGE   AVERAGE            AVERAGE
                                          BALANCE    INTEREST     RATE    BALANCE    INTEREST     RATE    BALANCE   INTEREST   RATE
                                          --------   --------   -------   --------   --------   -------   --------  -------- -------
                                                                           (DOLLARS IN THOUSANDS)
Noninterest-bearing liabilities:
 Demand deposits (including
  custodial escrow balances).............   80,816                          27,934                          35,794
 Other liabilities.......................   16,501                           8,927                           6,632
                                          --------                        --------                        --------
   Total noninterest-bearing liabilities.   97,317                          36,861                          42,426
 Shareholders' equity....................   35,828                          14,691                           8,239
                                          --------                        --------                        --------
   Total liabilities and shareholders'
    equity............................... $455,974                        $210,738                        $151,394
                                          ========                        ========                        ========
Net interest income before provision for
  loan and valuation losses..............            $ 13,888                        $  6,059                       $  3,592
                                                     ========                        ========                       ========
Interest rate spread.....................                         2.89%                           2.84%                        1.40%
                                                                =======                         =======                      =======
Net interest margin......................                         3.70%                           3.45%                        2.84%
                                                                =======                         =======                      =======
Ratio of average interest-earning assets
  to average interest-bearing
  liabilities............................                       116.42%                         110.21%                      125.46%
                                                                =======                         =======                      =======

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

                                                      YEAR ENDED DECEMBER 31, 1997 VS 1996      YEAR ENDED DECEMBER 31, 1996 VS 1995
                                                      INCREASE (DECREASE) DUE TO CHANGE IN      INCREASE (DECREASE) DUE TO CHANGE IN
                                                      ------------------------------------      ------------------------------------
                                                      VOLUME          RATE          TOTAL       VOLUME          RATE         TOTAL
                                                      -------        -------       -------      ------         ------        ------
                                                                                      (IN THOUSANDS)
Interest-earning assets:
 Loans receivable, net............................    $18,688        $(3,325)      $15,363      $3,561         $1,760        $5,321
 Mortgage-backed securities.......................       (351)            --          (351)         --            351           351
 Interest-earning deposits........................        551            (85)          466         128           (104)           24
 FHLB stock.......................................        120              2           122          82            (15)           67
                                                      -------        -------       -------      ------         ------        ------
   Total interest-earning assets..................     19,008         (3,408)       15,600       3,771          1,992         5,763
                                                      -------        -------       -------      ------         ------        ------
Interest-bearing liabilities:
 Passbook accounts................................         16             15            31          --             (3)           (3)
 Money market and NOW accounts....................      3,322           (512)        2,810         128             48           176
 Certificates of deposit..........................      1,708             67         1,775       1,165            238         1,403
 FHLB advances....................................      1,374             22         1,396       1,145           (219)          926
 Borrowed money...................................      2,151           (392)        1,759       1,513           (719)          794
                                                      -------        -------       -------      ------         ------        ------
   Total interest-bearing liabilities.............      8,571           (800)        7,771       3,951           (655)        3,296
                                                      -------        -------       -------      ------         ------        ------
Change in net interest income before provision
 for loan and valuation losses....................    $10,437        $(2,608)      $ 7,829      $ (180)        $2,647        $2,467
                                                      =======        =======       =======      ======         ======        ======

ASSET AND LIABILITY MANAGEMENT

  GENERAL. A significant portion of the Company's revenues and net income is derived from net interest income and, accordingly, the Company strives to manage its interest-earning assets and interest-bearing liabilities to generate what management believes to be an appropriate contribution from net interest income. Asset and liability management seeks to control the volatility of the Company's performance due to changes in interest rates. The Company constantly attempts to achieve an appropriate relationship between rate sensitive assets and rate sensitive liabilities. The Company has responded to interest rate volatility by developing and implementing asset and liability management strategies designed to increase its noninterest income and improve the match between interest-earning assets and interest-bearing liabilities. These strategies include:

  . Utilizing mortgage servicing rights as a source of noninterest income and as a countermeasure against the decline in the value of mortgage loans during a rising interest rate environment. Increases in interest rates tend to increase the value of mortgage servicing rights because of the resulting decrease in prepayment rates on the underlying loans;

  . Increasing the noninterest-bearing custodial escrow balances related to the Company's mortgage servicing rights;

  . Increasing focus on lines of business that are less interest rate sensitive, such as brokerage activities, consulting services, self-directed trust services and real estate disposition;

  . Maintaining a wholesale loan origination operation. Wholesale originations provide a form of hedge against the balance of mortgage loan servicing rights. In a decreasing interest rate environment, the value of the servicing portfolio tends to decrease due to increased prepayments of the underlying loans. During this same period, however, the volume of loan originations generally increases;

  . Originating and purchasing adjustable rate mortgages and selling newly-originated fixed rate residential mortgages in the secondary market;

  . Increasing emphasis on the origination of construction and commercial real estate lending, which tend to have higher interest rates with shorter loan maturities than residential mortgage loans;

  . Increasing retail deposits, which are less susceptible to changes in interest rates than other funding sources; and

  . Pursuing strategic acquisitions or alliances that provide fee-based income or generate liabilities that are less expensive or less interest rate sensitive than retail deposits or borrowings from third-party institutions to fund the Company's investing activities; and

  . Hedging segments of the Company's servicing portfolio and forward commitments on our loan pipeline.

  LENDING ACTIVITIES. The major interest-earning asset of the Company is the loan portfolio. Consequently, a significant part of the Company's asset and liability management involves monitoring the composition of the Company's loan portfolio, including the corresponding maturities. The table below sets forth the composition of the Company's loan portfolio by loan type as of the dates indicated. The amounts in the table below are shown net of discounts and other deductions.

                                                                        AS OF DECEMBER 31,
                               -----------------------------------------------------------------------------------------------------
                                      1997                  1996                1995                  1994               1993
                               -----------------    ------------------   -------------------   -----------------   -----------------
                               AMOUNT    PERCENT    AMOUNT     PERCENT   AMOUNT      PERCENT   AMOUNT    PERCENT   AMOUNT   PERCENT
                               --------  -------    --------   -------   --------   --------   -------   -------   -------  --------
                                                                         (DOLLARS
                                                                            IN
                                                                         THOUSANDS)
Residential..................  $462,604    90.46%   $192,118    90.47%   $136,741    93.23%    $80,010    89.56%   $65,858    86.10%
Multi-family, commercial real
 estate and commercial.......    32,200     6.30      15,352     7.23       7,544     5.15       7,518     8.41      7,813
Construction.................     7,591     1.48       1,061     0.50          78     0.05         106     0.12        125     0.16
Consumer.....................    10,733     2.10       4,869     2.29       3,245     2.21       2,434     2.72      3,238     4.23
                               --------  -------    --------   -------   --------   --------   -------   -------   -------  --------
     Total loans.............   513,128   100.34     213,400   100.49     147,608   100.64      90,068   100.81     77,034   100.70
Less allowance for loan and
 valuation losses............     1,756     0.34       1,039     0.49         943     0.64         728     0.81        538     0.70
                               --------  -------    --------   -------   --------   --------   -------   -------   -------  --------
Loans receivable, net........  $511,372   100.00%   $212,361   100.00%   $146,665   100.00%    $89,340   100.00%   $76,496   100.00%
                               ========  =======    ========   =======   ========   ========   =======   =======   =======  ========

  The following table presents the aggregate maturities of loans in each major category of the Company's loan portfolio as of December 31, 1997 (excluding the allowance for loan and valuation losses). Loans held for sale are classified as maturing within one year. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments or the timing of loan sales.

                                                                                 AS OF DECEMBER 31, 1997
                                                              ----------------------------------------------------------
                                                              LESS THAN            ONE TO        OVER FIVE
                                                              ONE YEAR           FIVE YEARS       YEARS          TOTAL
                                                              ---------          ----------      ---------      --------
                                                                                     (IN THOUSANDS)
Residential.............................................      $455,314           $   716         $  6,574       $462,604
Multi-family, commercial real estate and commercial.....         7,817            11,076           13,307         32,200
Construction............................................         7,591                 -                -          7,591
Consumer................................................         6,888             1,630            2,215         10,733
                                                              --------           -------          -------       --------
  Total loans...........................................      $477,610           $13,422          $22,096       $513,128
                                                              ========           =======          =======       ========

   Loans held for investment, which are contractually due in one or more years, are split between fixed and adjustable rates as follows:

                                                                            AS OF DECEMBER 31, 1997
                                                               ------------------------------------------------
                                                               One to five         Over five
                                                                  years              years             Total
                                                               -----------        -----------       -----------
                                                                                (IN THOUSANDS)
Fixed...................................................       $     9,174        $     5,890       $    15,064
Adjustable..............................................             4,248             16,206            20,454
                                                               -----------        -----------       -----------
  Total loans...........................................       $    13,422        $    22,096       $    35,518
                                                               ===========        ===========       ===========

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

                                                                        AS OF DECEMBER 31,
                                                  -----------------------------------------------------------
                                                    1997         1996         1995         1994         1993
                                                  -------      -------      -------      -------      -------
                                                                      (DOLLARS IN THOUSANDS)
Nonaccrual mortgage loans......................   $ 4,796      $ 3,031      $ 5,523      $ 3,275      $   657
Nonaccrual consumer loans......................       194          872           15           39          196
                                                  -------      -------      -------      -------      -------
  Total nonperforming loans....................     4,990        3,903        5,538        3,314          853
Foreclosed real estate.........................     1,242          788          835          543          726
Repossessed automobiles........................        --          506           --           --           --
                                                  -------      -------      -------      -------      -------
  Total nonperforming assets...................   $ 6,232      $ 5,197      $ 6,373      $ 3,857      $ 1,579
                                                  =======      =======      =======      =======      =======
Total nonperforming loans to total loans.......      0.97%        1.83%        3.75%        3.68%        1.11%
Total nonperforming assets to total assets.....      1.03%        1.89%        3.42%        3.40%        1.64%
Ratio of allowance for loan and valuation
 losses to total non-performing loans..........     35.19%       26.62%       17.03%       21.97%       63.07%
Interest income on nonperforming loans not
 included in interest income...................   $    89      $   120      $   156      $   140      $    23

  As of December 31, 1997, the Company had no non-government accruing loans that were contractually past due 90 days or more. Beginning in 1996, however, the Company began to accrue interest for government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of accruing loans which were past due 90 or more days was $18.7 million and $8.0 million as of December 31, 1997 and 1996, respectively. The higher levels of mortgage nonaccrual loans as a percentage of total loans during 1995 and 1994 were primarily attributable to purchases by Matrix Bank of bulk residential loan portfolios in those years. As part of its business strategy, Matrix Bank purchases loans at a discount that have had delinquencies in the past. However, the purchase activity in 1997 and 1996 has resulted in the Company acquiring lower discounted packages. Due to the past delinquency problems, there is often an increase in delinquencies after the loans are purchased as a result of the servicing being transferred to the Company. The Company's experience has been that it generally takes 90 to 120 days after the servicing transfer to see an improvement in the delinquency statistics. The decrease in the mortgage nonaccrual loans at December 31, 1997 and 1996 is attributable to the improvement of the loans that had past delinquency problems and the credit quality of the loan portfolios the Company acquired in 1997 and 1996. In 1997 and 1996, Matrix Bank acquired loans with fewer delinquency problems and/or document deficiencies, which also resulted in a decrease in the nonaccrual loans.

   The increase in the nonaccrual consumer loans in 1996 is a result of sub-prime auto loans that the Company repurchased pursuant to limited representations and warranties included in loan sale agreements. The Company had a separate reserve of $600,000 included in other liabilities for anticipated losses relating to the repurchased sub-prime auto loans at December 31, 1996. Included in repossessed assets for 1996 is $506,000 of automobiles that the Company was required to repurchase pursuant to the same limited representations and warranties. The balance of the loans and automobiles repurchased in 1996 and 1997 were either disposed of or sold to a third-party investor in December 1997. The Company does not anticipate that it will originate any additional sub-prime automobile contracts.

  The prior delinquency and anticipated future delinquencies are taken into consideration in the pricing of the loans acquired. The Company generally purchases such loans at discounts and, in some instances, receives recourse or credit enhancement from the seller to further reduce the Company's risk of loss associated with the loans' nonaccrual status. At December 31, 1997, $4.6 million, or 92.4%, of the nonaccrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale." Total loans held for sale at December 31, 1997, were $457.0 million, of which $4.6 million or 1.0% were nonaccrual loans. However, against the $457.0 million of total loans held for sale, the Company has $1.2 million of purchase discounts plus an additional $73.7 million of loans which have some form of recourse to the seller.

  The percentage of the allowance for loan and valuation losses to nonaccrual loans varies widely due to the nature of the Company's portfolio of mortgage loans, which are collateralized primarily by residential real estate. The Company analyzes the collateral for each nonperforming mortgage loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "--Comparison of Results of Operations for the Years Ended December 31, 1997 and 1996."

  ANALYSIS OF ALLOWANCE FOR LOAN AND VALUATION LOSSES. The following table sets forth information regarding changes in the Company's allowance for loan and valuation losses for the periods indicated. The table includes the allowance for both the loans held for investment and the loans held for sale.

                                                                        YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                     1997           1996           1995          1994          1993
                                                  ---------      ---------      ---------      --------      --------
                                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of period.................   $   1,039      $     943      $     728      $    538      $     --
Charge-offs:
  Real estate-mortgage.........................          22             64            198            26            33
  Real estate-construction.....................          --             --             35            --            --
  Consumer.....................................         166              6              7            --            --
                                                  ---------      ---------      ---------      --------      --------
     Total charge-offs.........................         188             70            240            26            33
Recoveries:
  Real estate-mortgage.........................          --              8              5            --            --
  Consumer.....................................          31             15             49            --            --
                                                  ---------      ---------      ---------      --------      --------
     Total recoveries..........................          31             23             54            --            --
                                                  ---------      ---------      ---------      --------      --------
Net charge-offs................................         157             47            186            26            33
Allowance for loan losses established in
 connection with the acquisition of Matrix Bank          --             --             --            --           556
Provision for loan losses charged to operations         874            143            401           216            15
                                                  ---------      ---------      ---------      --------      --------
Balance at end of period.......................   $   1,756      $   1,039      $     943      $    728      $    538
                                                  =========      =========      =========      ========      ========
Ratio of net charge-offs to average loans......        0.04%          0.03%          0.15%         0.03%         0.18%
                                                  =========      =========      =========      ========      ========
Average loans outstanding during the period....   $ 355,848      $ 162,648      $ 121,206      $ 79,393      $ 18,608
                                                  =========      =========      =========      ========      ========

  The allowance for loan and valuation losses is increased by the provision for loan and valuation losses (which is charged to operations) for particular loans where management considers ultimate collection to be questionable. The allowance for loan and valuation losses is calculated, in part, based on historical loss experience. In addition, management takes into consideration other factors such as certain qualitative evaluations of individual classified assets, trends in the portfolio, geographic and portfolio concentrations, new products or markets, evaluations of the changes in the historical loss experience component and projections of this component into the current and future periods based on current knowledge and conditions.

  The Company`s allowance for loan and valuation losses is allocated amongst the various types of loans as follows:

                                                                 AS OF DECEMBER 31,
                      -------------------------------------------------------------------------------------------------------
                             1997                 1996                 1995                 1994                 1993
                      -------------------  -------------------  -------------------  -------------------  -------------------
                              Percentage           Percentage           Percentage           Percentage           Percentage
                              of Loans to          of Loans to          of Loans to          of Loans to          of Loans to
                      Amount  Total loans  Amount  Total loans  Amount  Total loans  Amount  Total loans  Amount  Total loans
                      ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                               (DOLLARS IN THOUSANDS)
Residential.........  $1,234     90.15%    $  911     90.03%    $  830     92.64%    $  635     88.83%    $  452     85.49%
Multi-family,
 commercial real
 estate and
 commercial.........      91      6.28         51      7.19         78      5.11         69      8.35         60     10.14
Construction........      23      1.48          6      0.50          1      0.05          1      0.12          1      0.16
Consumer............     408      2.09         71      2.28         34      2.20         23      2.70         25      4.20
                      ------  -----------  ------  -----------  ------  -----------  ------  -----------  ------  -----------
                      $1,756    100.00%    $1,039    100.00%    $  943    100.00%    $  728    100.00%    $  538    100.00%
                      ======  ===========  ======  ===========  ======  ===========  ======  ===========  ======  ===========

  The ratio of the allowance for loan and valuation losses to total loans was 0.34%, 0.49%, 0.64%, 0.81% and 0.70% at December 31, 1997, 1996, 1995, 1994 and
1993 respectively. The allowance for loan and valuation losses is reduced by loans charged off, net of recoveries.

  RISK SENSITIVE ASSETS AND LIABILITIES. As discussed in "Asset and Liability Management General" a significant portion of the Company's earnings and ultimate success is partially dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, such as credit, operational and liquidity risk in the normal course of business, management considers interest rate risk to be a significant market risk which could potentially have the largest material effect on the Company's financial condition and results of operations. The majority of the Company's market risk related to interest rates exists within the operations of Matrix Bank. However, Matrix Financial also has interest rate risk related to its primary asset, mortgage servicing rights, and also related to the net interest income earned on its originated loans that are funded through warehouse lines of credit. The susceptibility to movements in interest rates affects the cash flows generated from the MSRs which are recorded in other income versus interest income. In a decreasing interest rate environment, the underlying servicing portfolio tends to prepay faster which reduces future servicing income; while in an increasing interest rate environment, prepayments tend to decrease, which increases expected future servicing income. As it relates to Matrix Financial's lending activities, Matrix Financial originates residential mortgage loans, which are generally pre-sold. However, between the time that the loan is originated and sold to the ultimate investor, Matrix Financial earns interest income. The loans are funded through the use of warehouse credit facilities that are generally priced based on short-term interest rates. Therefore, the net interest income that is earned by Matrix Financial is generally dependent on the spread between long-term mortgage rates and short-term interest rates.

   The Company currently does not maintain a trading portfolio. As a result, the Company is not exposed to market risk as it relates to trading activities. The majority of the Company's residential loan portfolio is held for sale which requires the Company to perform quarterly market valuations of the portfolio in order to properly record the portfolio at the lower of cost or market. Therefore, the Company continually monitors the interest rates of its loan portfolio as compared to prevalent interest rates in the market.

   Interest rate risk management at Matrix Bank is the responsibility of the Asset and Liability Committee ("ALCO" or the "Committee"), which reports to the Board of Directors of Matrix Bank. ALCO establishes policies that monitor and coordinate the Company's sources, uses and pricing of its funds. The Committee is also involved in formulating the Company's budget and strategic plan as it relates to investment objectives. Due to the historical size of Matrix Bank's loan portfolio and the high degree of purchase and sale activity, ALCO has relied on the OTS interest rate risk exposure report to assist in the overall monitoring of Matrix Bank's interest rate sensitivity. Based on the information and assumptions used in the OTS exposure report as of December 31, 1997, management believes that a 200 basis point shock over a twelve month period, up or down would not significantly affect Matrix Bank's annualized net interest income.

   The Company continues to attempt to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. To accomplish this (see "Asset and Liability Management General" for additional discussion on strategies), management focuses on acquiring adjustable rate residential mortgages and has increased its efforts regarding the origination of residential construction loans, commercial real estate loans and limited consumer lending which reprice or mature more quickly than fixed rate residential real estate loans. The other significant asset that the Company invests in is residential mortgage servicing rights. The value and cash flows from MSRs respond counter-cyclically to the value of fixed rate mortgages. When interest rates increase and the value of rate mortgages decrease (in turn decreasing net interest income) the value of the MSRs increase. In a decreasing interest rate environment, the inverse occurs. Another significant strategy which the Company focuses on in managing interest rate risk, is identifying lines of business that generate noninterest rate sensitive liabilities. Examples of this strategy are the investment in MSRs, which generate zero cost escrow deposits, and Sterling Trust's operations which create deposits with relatively low costs.

   In the ordinary course of business, the Company makes commitments to originate residential mortgage loans and holds originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the pipeline loans. The Company mitigates this risk through the use of mandatory and nonmandatory forward commitments to sell loans. As of December 31, 1997, the Company had $72.8 million in pipeline and funded loans offset with mandatory forward commitments of $45.6 million and nonmandatory forward commitments of $9.1 million. The inherent value of the forward commitments is considered in the determination of the lower of cost or market for such loans.

   The following table represents, in tabular form, contractual balances of the Company's on balance sheet financial instruments in dollars at the expected maturity dates, as well as the fair value of those on balance sheet financial instruments for the period ended December 31, 1997. The expected maturity categories take into consideration historical and anticipated prepayment speeds, as well as actual amortization of principal and does not take into consideration the reinvestment of cash. The Company's assets and liabilities that do not have a stated maturity date, such as interest-earning deposits, FHLB stock and certain other deposits, are considered to be long term in nature by the Company and are reported in the thereafter column. The Company has made the assumption that the portfolio of loans held for sale will mature in the first year. The Company is very active in the secondary market as it relates to the purchasing and selling of mortgage loans. The total amount of loans sold in 1997 approximates the total loan portfolio balance at December 31, 1996; therefore, the one-year maturity assumption is supported. The Company also treats the FHLB and revolving borrowings as long term in nature, as the continued availability of these amounts is anticipated indefinitely. Third party servicers service a portion of the Company's loan portfolio; as a result, a portion of the information presented is based on the best available information.

   The carrying amounts of interest-earning deposits, FHLB stock, FHLB borrowings and borrowed money approximate those assets' and liabilities' fair values. The fair values of the loan portfolios for held for sale and held for investment are based on quoted market prices or outstanding commitments from investors. If quoted market prices are not available, fair values are based on quoted market prices of similar loans sold in securitization transactions, adjusted for differences in loan characteristics. The fair value of forward sale commitments are included in the determination of the fair value of loans held for sale. The fair values of demand deposits, are by definition equal to the amount payable upon demand at the reporting date. The fair value of time deposits are based upon the discounted value of contractual cash flows, which is estimated using interest rates currently being offered on certificates to a schedule of aggregated expected periodic maturities on time deposits.

  MSRs, which are discussed above, are not included in the tabular presentation, as the investment does not directly affect interest income. As noted, however, earnings from MSRs directly correlate with market risk as it relates to interest rate fluctuations. The Company mitigates this risk through both the type of MSRs acquired and hedging of MSRs. The loans underlying the servicing acquired tend to be more seasoned and have lower principal balances. Management believes that the more seasoned, lower balance servicing portfolios carry less prepayment risk than less seasoned, higher balance mortgage servicing, because the cost savings of refinancing a lower balance loan tend to be less than for a higher balance loan with a comparable interest rate. It is also believed that if a loan has been outstanding for a period of time and has been through several declining interest rate cycles with no refinancing, the risk of prepayment in the future is less than a newly-originated loan. The prepayment percentages which the Company has experienced over the past three years have been lower than experienced in the industry, as a whole. The prepayment speeds for the years ended December 31, 1997, 1996 and 1995 were 11.3%, 11.9% and 9.8%, respectively, during a primarily decreasing interest rate environment. In the table below, a prepayment speed of 12% was used to project expected cash flows relating to loans held for investment. This assumption is based on the Company's historical prepayment speeds, as well as our knowledge and experience in the market.

  Ownership of mortgage servicing rights exposes the Company to impairment of its value in certain interest rate environments. The incidence of prepayment of a mortgage loan increases during periods of declining interest rates as the homeowner seeks to refinance the loan to a lower interest rate. If the level of prepayment on segments of the Company's mortgage servicing portfolio achieves a level higher than projected by the Company for an extended period of time, then an impairment in the associated basis in the mortgage servicing rights may occur. To mitigate this risk of impairment due to declining interest rates, the Company hedged a segment of its portfolio beginning in September 1997. As of December 31, 1997, the Company had identified and hedged $306 million of its mortgage servicing portfolio using a program of exchange-traded futures and options.








  At December 31, 1997, the Company had the following open positions:

                                                               OPEN POSITIONS                        FAIR VALUE BY
                                          EXPIRATION DATE       (CONTRACTS)       NOTIONAL AMOUNT      CONTRACT
                                          ---------------      --------------     ---------------    -------------
Ten Year Treasury Note Features.........     March 1998              110           $  11,000,000      $    112,156
Ten Year Treasury Note Put Options......  February 1998              (80)              8,000,000              (164)
Ten Year Treasury Note Call Options.....  February 1998               94               9,400,000             1,328

  During 1997, the Company closed a portion of its hedge positions which resulted in a realized gain of approximately $250,000 being recognized in connection with the sale of a portion of the hedged servicing portfolio. At December 31, 1997, the net realized and the unrealized deferred gain of the open positions was approximately $275,000.

                                                          EXPECTED MATURITY DATE-FISCAL YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------------------------------
                                                                                                 There-                   Fair
                                              1998       1999      2000      2001      2002       after       Total       Value
                                           ---------   --------   -------   -------   -------   ---------   ---------   ---------
                                                                          (Dollars in thousands)
Interest-earning assets:
   Held for sale (1)(2):
      Fixed-rate residential loans......   $ 201,081   $     --   $    --   $    --   $    --   $      --   $ 201,081   $ 202,072
          Average interest rate.........        9.09%        --%       --%       --%       --%         --%       9.09%
      Adjustable-rate residential loans.   $ 255,897   $     --   $    --   $    --   $    --   $      --   $ 255,897   $ 257,159
          Average interest rate.........        8.03%        --%       --%       --%       --%         --%       8.03%

   Held for investment(2):
      Fixed-rate residential loans......   $     562   $    490   $   427   $   371   $   323   $   1,416   $   3,589   $   3,685
          Average interest rate(3)......        9.66%      9.66%     9.66%     9.66%     9.66%       9.66%       9.66%
      Adjustable-rate residential
       loans(4).........................   $     505   $    441   $   385   $   336   $   293   $   1,679   $   3,639   $   3,736
          Average interest rate(3)......        8.18%      8.18%     8.18%     8.18%     8.18%       8.18%       8.18%
      Fixed-rate consumer loans.........   $   3,815   $  3,376   $ 2,989   $    --   $    --   $      --   $  10,180   $  10,388
          Average interest rate(3)......       14.44%     14.44%    14.44%       --%       --%         --%      14.44%
      Adjustable-rate consumer loans(4).   $      69   $     60   $    52   $    45   $    39   $     169   $     434   $     443
          Average interest rate(3)......        8.38%      8.38%     8.38%     8.38%     8.38%       8.38%       8.38%
      Fixed-rate other loans(5).........   $   9,994   $  8,532   $    --   $    --   $    --   $      --   $  18,526   $  18,613
          Average interest rate(3)......        9.79%      9.79%       --%       --%       --%         --%       9.79%
      Adjustable-rate other loans(4)(5).   $   2,843   $  2,476   $ 2,153   $ 1,871   $ 1,623   $   7,060   $  18,026   $  18,110
          Average interest rate(3)......        9.25%      9.25%     9.25%     9.25%     9.25%       9.25%       9.25%

   Interest-earning deposits............   $      --   $     --   $    --   $    --   $    --   $   6,337   $   6,337   $   6,337
          Average interest rate.........          --%        --%       --%       --%       --%       5.91%       5.91%
   FHLB stock...........................   $      --   $     --   $    --   $    --   $    --   $   8,700   $   8,700   $   8,700
          Average interest rate.........          --%        --%       --%       --%       --%       6.00%       6.00%

       Total interest-earning assets....   $ 474,766   $ 15,375   $ 6,006   $ 2,623   $ 2,278   $  25,361   $ 526,409   $ 529,243
                                           =========   ========   =======   =======   =======   =========   =========   =========

Interest-bearing liabilities:
   Passbook accounts....................   $      --   $     --   $    --   $    --   $    --   $   2,851   $   2,851   $   2,851
          Average interest rate.........          --%        --%       --%       --%       --%       3.97%       3.97%
   NOW accounts(6)......................   $      --   $     --   $    --   $    --   $    --   $  14,669   $  14,669   $  14,669
          Average interest rate.........          --%        --%       --%       --%       --%       2.92%       2.92%
   Money market accounts................   $      --   $     --   $    --   $    --   $    --   $  99,899   $  99,899   $  99,899
          Average interest rate.........          --%        --%       --%       --%       --%       2.96%       2.96%
   Certificates of deposit over $100,000   $   4,900   $  1,030   $   414   $   207   $   634   $      --   $   7,185   $   7,258
          Average interest rate.........        5.91%      6.06%     6.73%     6.15%     6.44%         --%       6.03%
   Other certificates of deposit........   $  63,692   $ 13,442   $ 2,984   $ 2,453   $ 6,094   $      --   $  88,665   $  89,390
          Average interest rate.........        5.88%      6.01%     6.24%     6.30%     6.34%         --%       5.96%
   FHLB borrowings......................   $      --   $     --   $    --   $    --   $    --   $ 171,943   $ 171,943   $ 171,943
          Average interest rate.........          --%        --%       --%       --%       --%       6.37%       6.37%
   Revolving borrowings.................   $      --   $     --   $    --   $    --   $    --   $  48,338   $  48,338   $  48,338
          Average interest rate.........          --%        --%       --%       --%       --%       7.07%       7.07%
   Term borrowings......................   $   4,928   $  4,438   $ 5,373   $ 3,546   $ 1,699   $  21,587   $  41,571   $  41,571
          Average interest rate.........        8.57%      8.97%     8.89%     9.14%    10.34%      11.15%      10.11%
       Total interest-bearing
           liabilities..................   $  73,520   $ 18,910   $ 8,771   $ 6,206   $ 8,427   $ 359,287   $ 475,121   $ 475,919
                                           =========   ========   =======   =======   =======   =========   =========   =========

 __________
(1) Loans held for sale are assumed to mature within one year, as the intent is to sell the loans.
(2) Balances are stated net of discounts and other deductions.
(3) For the fixed rate loans held for investment, the Company computed a weighted average interest rate and a weighted average maturity for the loan portfolio and then applied a prepayment assumption of 12% in determining the cash flows. The same approach was used for the adjustable-rate loans which are generally fully indexed loans.
(4) The adjustable-rate loans generally are indexed to the 1-year treasury. However, included in the balance are loans indexed to 11th district cost of funds, prime and 3,5 and 7 year treasury.
(5) Other consists of multi-family, commercial real estate, commercial and construction loans.
(6) Excludes noninterest-bearing demand deposits of approximately $11.7 million.

  SHORT-TERM BORROWINGS. A primary function of asset and liability management is to ensure adequate liquidity. In addition to cash and cash equivalents, the Company relies heavily on short-term borrowing capabilities for liquidity and as a funding vehicle. The primary sources for short-term borrowing are the FHLB for Matrix Bank and unaffiliated financial institutions for Matrix Financial. See "--Liquidity and Capital Resources."

  The following table sets forth a summary of the short-term borrowings of the Company during 1997, 1996 and 1995 and as of the end of each such period:

                                                                  AVERAGE                                            WEIGHTED
                                                 AMOUNT            AMOUNT           MAXIMUM          WEIGHTED        AVERAGE
                                               OUTSTANDING      OUTSTANDING       OUTSTANDING    AVERAGE INTEREST    INTEREST
                                                   AT            DURING THE         AT ANY         RATE DURING       RATE AT
                                                YEAR END          YEAR(1)          MONTH END         THE YEAR        YEAR END
                                               -----------      -----------       -----------    ----------------    --------
At or for the year ended December 31, 1995:                                           (DOLLARS IN THOUSANDS)
  FHLB borrowings............................     $ 19,000          $17,662          $ 33,000               6.30%       6.30%
  Revolving lines of credit..................       46,833           22,842            46,833               7.57        7.30
  Repurchase agreements......................          570            4,559            14,129               8.97        8.70
At or for the year ended December 31, 1996:
  FHLB borrowings............................       51,250           35,838            53,650               5.69        5.84
  Revolving lines of credit..................       31,504           35,489            60,804               7.17        6.50
  Repurchase agreements......................           --              991             4,962              12.58          --
At or for the year ended December 31, 1997:
  FHLB borrowings............................      171,943           59,984           171,943               5.73        6.37
  Revolving lines of credit..................       48,338           43,762            57,710               6.99        7.07
  Repurchase agreements......................           --            1,564             3,437              11.26          --

_________
(1) Calculations are based on daily averages where available and monthly averages otherwise.

LIQUIDITY AND CAPITAL RESOURCES


  Liquidity is the ability of the Company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. To date, Matrix Capital's principal source of funding for its investing activities has been secured senior debt provided by unaffiliated financial institutions, the issuance of 11.5% Senior Notes in September 1997, the issuance of Senior Subordinated Notes in August 1995, a bank stock loan and the Company's initial public offering. As of December 31, 1997, Matrix Capital had $26.0 million in indebtedness outstanding. The borrowed funds have been used historically as capital injections to Matrix Bank and Matrix Financial, as well as to acquire the office building in Phoenix where Matrix Financial maintains its headquarters. See "Properties."

  In March 1997, the Company refinanced its bank stock loan and increased the credit available under the loan by an additional $6.0 million. The new bank stock loan has two components, a $2.0 million term loan, which was used to refinance the bank stock loan in place at December 31, 1996, and a revolving line of credit of $6.0 million. As of December 31, 1997, the balance of the revolving line of credit was zero. In May of 1998, the balance of the revolving line of credit will be converted to a term loan. The additional proceeds from the loan will be used as capital at Matrix Bank. The new bank stock loan requires the Company to maintain (i) total shareholders' equity of $27.5 million plus 100% of all future equity contributions, plus 50% of cumulative quarterly net income (ii) dividends less than 50% of the Company's net cash income after adjustments and (iii) total adjusted debt to stockholders' equity less than 4:1. In addition, the bank stock loan restricts the ability of Matrix Capital to pay dividends. Matrix Capital may not pay dividends except for dividends payable solely in capital stock and, if no default exists or would be created by the dividend, dividends that do not exceed 50% of Matrix Capital's net cash income after taxes. As of December 31, 1997, these covenants would have allowed Matrix Capital to pay approximately $7.6 million in dividends, although it has no intention to do so.

  On September 29, 1997, the Company completed a registered debt offering of $20.0 million in Senior Notes due 2004, raising net proceeds of approximately $19.1 million. Interest on the Senior Notes of 11.5% is payable semi-annually on March 31 and September 30 of each year, commencing on March 31, 1998, with a balloon payment for the entire principal balance due in September 2004. The proceeds from the offering were used initially to reduce the Company's revolving line of credit balances. At the time investment opportunities become available, the revolving credit lines will once again be drawn upon to fund such opportunities. The 11.5% Senior Notes require the Company to (i) maintain consolidated tangible equity capital of not less than $35 million and (ii) meet the requirements necessary such that Matrix Bank will not be classified as other than "well-capitalized" as defined by 12 C.F.R. Section 565.4. Additionally, the 11.5% Senior Notes contain other covenants regarding certain restricted payments, incurrence of indebtedness and issuance of preferred stock, liens, merger, consolidation or sale of assets and transactions with affiliates. Under the conditions of the 11.5% Senior Notes, the Company may not incur any additional indebtedness if the consolidated leverage ratio exceeds 2:1 and neither Matrix Capital nor any subsidiary may declare or pay dividends other than: (a) dividends or other payments or distributions payable in equity interests of Matrix Capital or (b) dividends or other payments or distributions payable to Matrix Capital or any wholly-owned subsidiary of Matrix Capital that is a restricted subsidiary under the terms of the Indenture unless, at the time and after giving effect to such dividend, no default shall have occurred and be contrary under the Indenture. Matrix Capital (after giving effect to the payment of such dividend) would be permitted to incur at least $1.00 of additional indebtedness pursuant to the 2:1 consolidated leverage ratio described above, and such dividend, together with the aggregate amount of all restricted payments made, is less than 25% of the aggregate consolidated net income of the Company for the period beginning on October 1, 1997 and ending on the date of the Company's most recent quarter and for which consolidated financial statements are available plus 100% of the net cash proceeds received by Matrix Capital from the issuance of equity interests. As of December 31, 1997, under the foregoing test, Matrix Capital would be entitled to declare and pay dividends of approximately $770,000, although it has no present intent to do so.

  In August 1995, the Company issued $2.9 million in aggregate principal amount of Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually on January 15 and July 15, and the Senior Subordinated Notes mature on July 15, 2002, with earlier mandatory redemptions of $727,500, or 25% of the Senior Subordinated Notes, scheduled on July 15, 1999, 2000, and 2001, respectively. The Company is restricted from paying cash dividends under the Senior Subordinated Notes. However, the Company may pay cash dividends in an amount equal to 50% of the consolidated net income of the Company as long as there has been no default under the terms of the Senior Subordinated Notes and as long as the dividend does not exceed 10% of the consolidated net worth of the Company. The Company may redeem the Senior Subordinated Notes, in whole or in part, at any time on or after July 15, 1998; at a redemption price equal to (i) 102% of par through July 14, 1999 and, thereafter, at par, plus (ii) all accrued but unpaid interest. Until February 1997, the Senior Subordinated Notes bore interest at 13% per annum. In February 1997, the rate increased to 14% per annum.

  The trend experienced over the reported periods of cash used by the Company's operating activities results primarily from the growth that Matrix Financial has experienced in its investment in mortgage servicing rights and the growth that Matrix Bank has experienced in its whole loan purchasing activity. The Company anticipates the trend of a net use of cash from operations to continue for the foreseeable future. This anticipation results from the expected growth at Matrix Bank, which management believes will consist primarily of increased activity in the purchasing of loan portfolios. The Company anticipates such growth will be funded through retail deposits, brokered deposits, custodial escrow deposits, directed trust deposits and FHLB borrowings.

  The Company's principal source of funding for its servicing acquisition activities consists of line of credit facilities provided to Matrix Financial by unaffiliated financial institutions. In prior years, Matrix Financial relied on various sources for funding its servicing acquisition activities, including servicing acquisition lines, the sale of mortgage servicing rights that were accounted for as financings and capital contributions from the Company. As of December 31, 1997, Matrix Financial's servicing acquisition facilities aggregated $30.0 million, of which $17.7 million was available to be utilized after deducting drawn amounts. Borrowings under the servicing acquisition lines of credit are secured by mortgage servicing rights owned by Matrix Financial, bear interest at the federal funds rate plus a negotiated margin and are due at the earlier of the maturity of the mortgage servicing rights or amortized over five to six years from the date of borrowing. At December 31, 1997, $12.3 million was outstanding under the servicing acquisition line and the interest rate on funds outstanding under this facility at December 1997 was 7.51%.

  The Company's principal source of funding for its loan origination business consists of warehouse lines of credit and sale/repurchase facilities provided to Matrix Financial by financial institutions and brokerage firms. As of December 31, 1997, Matrix Financial's warehouse lines of credit aggregated $60.0 million, of which $14.0 million was available to be utilized. Borrowings under the warehouse lines of credit are secured by all of the mortgage loans funded with warehouse loan proceeds and bear interest at the federal funds rate plus a negotiated margin. At December 31, 1997, $46.0 million was outstanding under the warehouse lines of credit at a weighted average interest rate of 7.07%. As of December 31, 1997, Matrix Financial's sale/repurchase facilities aggregated $20.0 million, with no balance outstanding. Borrowings under the sale/repurchase facilities are secured by all of the mortgage loans funded with sale/repurchase facility proceeds and bear interest at either the prime rate or the LIBOR rate plus a negotiated margin (depending on the facility).

  The Company's principal source of funding for the working capital needs of Matrix Financial consists of working capital facilities provided to Matrix Financial by unaffiliated financial institutions. As of December 31, 1997, Matrix Financial's working capital facilities aggregated $10.0 million, of which $7.6 million was available. Borrowings under the working capital facilities are secured by mortgage servicing rights, eligible servicing advance receivables and eligible delinquent mortgage loans and bear interest at the federal funds rate plus a negotiated margin. At December 31, 1997, $2.4 million was outstanding under the working capital facilities.

  On January 31, 1997, the Company renegotiated its revolving credit facilities for warehouse lending, servicing acquisitions and working capital. With this renegotiation, the aggregate amount of warehouse lines of credit facilities was increased to $60.0 million, the aggregate amount of the servicing acquisition facility was increased to $30.0 million, and the aggregate amount of the working capital facility was increased to $10.0 million. The $10.0 million working capital facility became a separate component to the revolving credit facilities, and is no longer a sub-limit to the warehouse line of credit. The new credit facility agreement requires Matrix Financial to maintain (i) total shareholders' equity of at least $10.0 million plus 100% of capital contributed after January 1, 1997, plus 50% of cumulative quarterly net income, (ii) adjusted net worth, as defined, of at least $12.0 million, (iii) a servicing portfolio of at least $2.0 billion and (iv) principal debt of term line borrowings of no more than the lesser of 70% of the appraised value of the mortgage servicing portfolio or 1.25% of the unpaid principal balance of the mortgage servicing portfolio. Effective March 1, 1998, the Company executed an amendment to its revolving credit facilities for warehouse lending to increase the aggregate amount of warehouse lines of credit facilities to $90.0 million and to provide an overline facility for an additional $10.0 million. The availability of the overline facility is at the lender's sole discretion.

   Matrix Bank's primary sources of funds for use in lending, purchasing bulk loan portfolios, investing and other general purposes are retail deposits, custodial escrow balances, FHLB borrowings, sales of loan portfolios and proceeds from principal and interest payments on loans. To the extent that funding sources are not sufficient to fund Matrix Bank's growth, brokered deposits will be utilized. Contractual loan payments and deposit inflows and outflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLB as its primary source for borrowings. At December 31, 1997, Matrix Bank had overnight borrowings from the FHLB of $171.9 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing rights portfolios. For a tabular presentation of the Company's short-term borrowings, see "--Short-term Borrowings."

  Matrix Bank offers a variety of deposit accounts having a range of interest rates and terms. Matrix Bank's deposits principally consist of demand deposits and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. Matrix Bank's retail deposits are obtained primarily from areas in which it is located and, therefore, its retail deposits are concentrated primarily in Las Cruces and Sun City. Matrix Bank relies principally on customer service, marketing programs and its relationships with customers to attract and retain these deposits. Matrix Bank historically has not accepted brokered deposits. However, in 1998, it is anticipated that brokered deposits will be utilized to support the projected growth at Matrix Bank. In pricing deposit rates, management considers profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by competitors. Matrix Bank intends to continue its efforts to attract deposits as a primary source of funds to support its lending and investing activities.

  In January 1996, Matrix Bank opened a retail branch in Sun City, Arizona. The Company has been successful in attracting deposits at the Sun City location and this success has been the primary reason for the increased deposit growth that the Company has experienced for the year ended December 31, 1996. In October 1996, Matrix Bank opened a second retail branch in Las Cruces. In February 1997, Sterling Trust moved approximately $80.0 million of deposits under administration from a third-party institution to Matrix Bank. The following table sets forth the average balances for each major category of Matrix Bank's deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

                                                                      YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------------------------------------
                                           1997                                1996                              1995
                                ---------------------------        ---------------------------         --------------------------
                                                  WEIGHTED                           WEIGHTED                           WEIGHTED
                                 AVERAGE          AVERAGE           AVERAGE          AVERAGE           AVERAGE          AVERAGE
                                 BALANCE            RATE            BALANCE            RATE            BALANCE            RATE
                                ---------        ----------        ---------        ----------        ---------        ----------
                                                                   (DOLLARS IN THOUSANDS)
Passbook accounts...........    $  2,859           3.95%            $ 2,389           3.45%            $ 2,394           3.55%
NOW accounts................      23,838           3.34               2,813           2.24               2,460           2.11
Money market accounts.......      73,145           3.39               9,151           4.43               5,860           4.10
Time deposits...............      83,993           5.94              54,824           5.85              33,332           5.42
                                --------           -----            -------           -----            -------           -----
  Total deposits............    $183,835           4.56%            $69,177           5.43%            $44,046           4.96%
                                ========           =====            =======           =====            =======           =====

  The following table sets forth the amount of Matrix Bank's certificates of deposit that are greater than $100,000 by time remaining until maturity as of December 31, 1997:

                                                 AS OF DECEMBER 31, 1997
                                                -------------------------
                                                                WEIGHTED
                                                                 AVERAGE
                                                AMOUNT          RATE PAID
                                                ------          ---------
                                                 (DOLLARS IN THOUSANDS)
  Three months or less......................    $1,151            5.79%
  Over three months through six months......     1,647            5.88
  Over six months through twelve months.....     2,102            6.01
  Over twelve months........................     2,285            6.30
                                                ------            ----
     Total..................................    $7,185            6.03%
                                                ======            ====

  The Company actively monitors Matrix Bank's compliance with regulatory capital requirements. Historically Matrix Bank has increased its core capital through the retention of a portion of its earnings. Matrix Bank's future growth is expected to be achieved through deposit growth, borrowings from the FHLB and custodial deposits from affiliates. The Company anticipates that such growth will require additional capital. The capital requirements related to the anticipated growth will in part be fulfilled through retention of earnings, increasing the Company's bank stock loan and the use of a portion of the proceeds raised from the issuance of 11.5% Senior Notes, which was completed in September 1997. See "Regulation and Supervision--Matrix Bank's Capital Ratios."

  Matrix Bank and Matrix Financial are restricted from paying dividends to Matrix Capital due to restrictions of certain debt agreements and regulatory requirements. At December 31, 1997, the Company was in compliance with all debt covenants. See "Regulation and Supervision. "

  In June 1996, the Company purchased 154 acres of land for $1.3 million in cash for the purpose of developing 750 residential and multi-family lots in Ft. Lupton, Colorado. The purchase was completed with operating funds of the Company and a loan from a third-party financial institution of $845,000. As part of the acquisition, the Company entered into a Residential Facilities Development Agreement (the "Development Agreement") with the City of Ft. Lupton. The Development Agreement is a residential and planned unit development agreement providing for the orderly planning, engineering and development of a golf course and surrounding residential community. The City of Ft. Lupton is responsible for the development of the golf course and the Company is responsible for the development of the surrounding residential lots.

  The Development Agreement sets forth a mandatory obligation on the part of the Company to pay the City of Ft. Lupton pledged enhancement assessments of $600,000. These pledged enhancement assessments require the Company to pay the city a $2,000 fee each time the Company sells a developed residential lot. The Company is obligated to pay a minimum of $60,000 in assessment fees per year beginning in the year 1998 through the year 2007. The Company also entered into a development management agreement with a local developer to complete the development of the land. The terms of the agreement specify that the Company is to earn a preferred rate of return on its investment and, once the initial amount of its investment has been returned plus the preferred rate of return, the remaining profits are split equally. The development management agreement obligates the Company to provide up to an additional $500,000 of funds for development. The Company's current investment in the project is $2.8 million.

  It is anticipated that the Company may obtain a loan from an unaffiliated financial institution for a portion of the future development costs, as needed.

INFLATION AND CHANGING PRICES

  The Consolidated Financial Statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as prices of goods and services. The Company discloses the estimated fair market value of its financial instruments in accordance with Statement of Financial Accounting Standards No. 107. See Note 15 to the Consolidated Financial Statements included elsewhere herein.

RECENT ACCOUNTING PRONOUNCEMENTS

  During fiscal 1997, the Company adopted the provisions of three accounting pronouncements: FAS 125, Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128") and Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("FAS 129"). Additionally, in June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"), and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"). FAS 130 and FAS 131 are effective for fiscal periods beginning after December 15, 1997. Management believes there will be no material effect on the Consolidated Financial Statements from the adoption of either of these statements.

YEAR 2000

   In the next two years, most companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company has begun the process of identifying the changes required to its computer programs and hardware, in consultation with software and hardware providers and regulators.

   As of March 1, 1998, the Company has completed an inventory of all of its systems and applications. Based on this inventory, ninety-five critical systems have been identified within the Company and its Subsidiaries. The Company's deadline for full system hardware and software compliance for the Year 2000 Issue is January 31, 1999. The Company has established a Year 2000 Plan, which will be implemented in stages to address critical systems and applications first, and includes replacement of any systems that cannot be brought into compliance by the stated deadline. Additionally, the Company has formed a combined Year 2000 team spearheaded by the Company's Chief Information Officer to ensure that consistent methodologies are being used by the Subsidiaries to address the various Year 2000 issues.

  The Company's computing environment consists largely of personal computers connected to Local Area Network ("LAN") based systems. The exception to this is an in-house Digital VAX mini-computer system used by Sterling Trust. This VAX system houses the Trust Accounting System which is written in the COBOL language. Based on the Company's Year 2000 Plan, this system is scheduled to be in compliance by the January 31, 1999 deadline. The Company's Plan involves modification and/or replacement of systems as necessary to allow them to function properly with respect to date in the Year 2000 and thereafter. Management presently believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, if the required modifications or replacements are not made, or are not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company.

   The Company has identified 300 different vendors and suppliers currently utilized by the Company and its Subsidiaries. Letters requesting the status of the identified vendors' Year 2000 compliance have been sent to approximately 25% of these vendors. The remaining vendors will be contacted by the end of April 1998. The Company and its Subsidiaries receive information from many outside sources. As such, the Company will be working closely with those vendors to
minimize its exposure to non-compliant sources of data.   Vendors that cannot
meet the January 31, 1999
deadline for compliance will be reviewed by the project team to evaluate the Company's need to replace the affected system and/or the vendor in exchange for an alternative provider.

   Processing for many of the Matrix Bank and Matrix Financial systems are handled by outside service bureaus. These service bureaus have already been contacted by the Company and are either already in compliance, or are expected to be in compliance by the Company's deadline. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted timely and will not have an adverse effect on the Company or its systems.

   The costs for compliance or replacement have been determined for approximately 50% of the Company's systems. The total impact for the remaining systems will be determined during the next quarter. The current costs identified approximate $300,000. The Company anticipates that total costs associated with Year 2000 compliance will not exceed $400,000; as such, Year 2000 compliance is not expected to have a material effect on the results of operations. Most of the costs associated with the Year 2000 issue will be expensed as incurred; however, any costs attributable to the purchase of new software will be capitalized.

   The costs of the project and the deadline by which the Company believes that it will be Year 2000 compliant are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

FORWARD LOOKING STATEMENTS

  Certain information contained in this annual report constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" contained in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 1998, constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

   See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations Risk Sensitive Assets and Liabilities" and Item 1. "Business Residential Loan Servicing Activities Hedging of Servicing Rights."

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

   See Index to Financial Statements on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

   Not Applicable.


                                   PART III


ITEMS 10 THROUGH 13.

  The information for these items has been omitted inasmuch as the registrant will file a definitive proxy statement with the Commission pursuant to the Regulation 14A within 120 days of the close of the fiscal year ended December 31, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

     (a) (1) and (a) (2) Financial statements and financial statement schedules See Index to Financial Statements on page F-1.

     (b)  Reports on Form 8-K
          Not applicable.

     (c)  Exhibits
          See Exhibit Index, beginning on page II-1.

     (d)  Financial Statement Schedules
          None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1998.


                                       Matrix Capital Corporation

                                       By:        /s/
                                           -------------------------------------
                                           Guy A. Gibson
                                           President and Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signatures                    Title                           Date
  ----------                    -----                           ----


        /s/                     President, Chief Executive      March 25, 1998
---------------------------     Officer and a Director
  Guy A. Gibson                 (Principal Executive Officer)


        /s/                     Chairman of the Board           March 25, 1998
---------------------------
  Richard V. Schmitz


        /s/                     Vice Chairman of the Board      March 25, 1998
---------------------------
  D. Mark Spencer


        /s/                     Director                        March 25, 1998
---------------------------
  Thomas M. Piercy


        /s/                     Senior Vice President and       March 25, 1998
---------------------------     Chief Financial Officer,
  David W. Kloos                and a Director
                                (Principal Accounting and
                                Financial Officer)


        /s/                     Director                        March 25, 1998
---------------------------
  Stephen Skiba


        /s/                     Director                        March 25, 1998
---------------------------
  David A. Frank

                         Index to Financial Statements




Consolidated Financial Statements of Matrix Capital Corporation

Report of Independent Auditors.................................................  F-2
Consolidated Balance Sheets  December 31, 1997 and 1996........................  F-3
Consolidated Statements of Income  for the years ended December 31, 1997,
   1996 and 1995...............................................................  F-4
Consolidated Statements of Shareholders' Equity  for the years ended
   December 31, 1997, 1996 and 1995............................................  F-5
Consolidated Statements of Cash Flows  for the years ended December 31, 1997,
   1996 and 1995...............................................................  F-6
Notes to Consolidated Financial Statements  December 31, 1997..................  F-7


                         Report of Independent Auditors

Shareholders and Board of Directors
Matrix Capital Corporation

We have audited the accompanying consolidated balance sheets of Matrix Capital Corporation (Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 1997 the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.


                                        /s/ Ernst & Young LLP
                                        _____________________

March 6, 1998, except for Note 18,
 as to which the date is March 25, 1998

                          Matrix Capital Corporation

                          Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                                         December 31
                                                                                    1997             1996
 ASSETS                                                                          ----------       ----------
Cash                                                                             $    3,296       $    2,855
Interest-earning deposits                                                             6,337            9,754
Loans held for sale, net                                                            456,978          182,801
Loans held for investment, net                                                       54,394           29,560
Mortgage servicing rights, net                                                       36,440           23,680
Other receivables                                                                    22,695            9,353
Federal Home Loan Bank of Dallas stock                                                8,700            2,871
Premises and equipment, net                                                           9,012            7,887
Deferred income tax benefit                                                              56               54
Other assets                                                                          8,837            5,744
                                                                                 ----------       ----------
Total assets                                                                     $  606,745       $  274,559
                                                                                 ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits                                                                        $  224,982       $   90,179
 Custodial escrow balances                                                           53,760           37,881
 Drafts payable                                                                       7,506            5,961
 Payable for purchase of mortgage servicing rights                                    8,660            8,044
 Federal Home Loan Bank of Dallas borrowings                                        171,943           51,250
 Borrowed money                                                                      89,909           42,431
 Other liabilities                                                                    9,192            5,502
 Income taxes payable                                                                   183            1,041
                                                                                 ----------       ----------
Total liabilities                                                                   566,135          242,289


Commitments and contingencies

Shareholders' equity:
 Preferred stock, par value $.0001; authorized 5,000,000 shares; no shares outstanding
 Common stock, par value $.0001; authorized 50,000,000 shares; issued and outstanding 6,703,880 and 6,681,031 shares at December 31, 1997 and
  1996, respectively                                                                      1                1
 Additional paid in capital                                                          22,185           21,983
 Retained earnings                                                                   18,424           10,286
                                                                                 ----------       ----------
Total shareholders' equity                                                           40,610           32,270
                                                                                 ----------       ----------
Total liabilities and shareholders' equity                                       $  606,745       $  274,559
                                                                                 ==========       ==========

See accompanying notes.

                           Matrix Capital Corporation

                       Consolidated Statements of Income

              (Dollars in thousands except per share information)

                                                                                        YEAR ENDED DECEMBER 31
                                                                                1997              1996              1995
                                                                            ----------        ----------        ----------
Interest income
Loans and mortgage backed securities                                        $   31,096        $   16,084        $   10,412
Interest earning deposits                                                        1,053               465               374
                                                                            ----------        ----------        ----------
Total interest income                                                           32,149            16,549            10,786
INTEREST EXPENSE
Savings and time deposits                                                        5,098             3,292             1,892
Demand and money market deposits                                                 3,278               468               292
FHLB borrowings                                                                  3,435             2,039             1,113
Borrowed money                                                                   6,450             4,691             3,897
                                                                            ----------        ----------        ----------
Total interest expense                                                          18,261            10,490             7,194
                                                                            ----------        ----------        ----------
Net interest income before provision for loan and valuation losses              13,888             6,059             3,592
Provision for loan and valuation losses                                            874               143               401
                                                                            ----------        ----------        ----------
Net interest income                                                             13,014             5,916             3,191
NONINTEREST INCOME
Loan administration                                                             16,007             8,827             7,749
Brokerage                                                                        3,921             4,364             4,787
Trust services                                                                   3,561             3,061             2,869
Gain on sale of loans and mortgage backed securities                             2,708             3,369             3,272
Gain on sale of mortgage servicing rights                                        3,365             3,232             1,164
Loan origination                                                                 4,427             1,561             2,069
Other                                                                            4,040             2,173             1,744
                                                                            ----------        ----------        ----------
Total noninterest income                                                        38,029            26,587            23,654
NONINTEREST EXPENSE
Compensation and employee benefits                                              14,724            12,722            10,527
Amortization of mortgage servicing rights                                        6,521             2,432             1,817
Occupancy and equipment                                                          2,132             1,776             1,451
Postage and communication                                                        1,522             1,214               912
Professional fees                                                                  976               666               783
Data processing                                                                    843               642               560
Losses related to recourse sales                                                 1,237               787
Federal Deposit Insurance Corporation premiums                                     107               635               155
Other general and administrative                                                 9,684             5,781             4,248
                                                                            ----------        ----------        ----------
Total noninterest expense                                                       37,746            26,655            20,453
                                                                            ----------        ----------        ----------
Income before income taxes                                                      13,297             5,848             6,392
Provision for income taxes                                                       5,159             2,278             2,469
                                                                            ----------        ----------        ----------
Net income                                                                  $    8,138        $    3,570        $    3,923
                                                                            ==========        ==========        ==========
Net income per common share                                                      $1.22              $.69              $.84
                                                                            ==========        ==========        ==========
Net income per common share - assuming dilution                                  $1.20              $.68              $.83
                                                                            ==========        ==========        ==========
Weighted average common shares                                               6,681,269         5,034,788         4,668,531
                                                                            ==========        ==========        ==========
Weighted average common shares - assuming dilution                           6,781,808         5,077,321         4,707,221
                                                                            ==========        ==========        ==========

See accompanying notes.

                           Matrix Capital Corporation

                Consolidated Statements of Shareholders' Equity

                             (Dollars in thousands)


                                            COMMON STOCK         ADDITIONAL
                                       ---------------------       PAID IN         RETAINED
                                          SHARES        AMOUNT     CAPITAL         EARNINGS           TOTAL
                                    -------------  -------------  ------------  --------------   -------------
Balance at December 31, 1994            4,529,593  $          -   $      3,668  $        2,994   $       6,662
Issuance of stock for services            138,938             -            101               -             101
Net income                                      -             -              -           3,923           3,923
                                    -------------  -------------  ------------  --------------   -------------
Balance at December 31, 1995            4,668,531             -          3,769           6,917          10,686
Issuance of stock, net of
 issuance costs of $1,934               2,012,500             1         18,190               -          18,191
Cash dividends paid by pooled
 company prior to merger                        -             -              -            (201)           (201)
Capital contribution into pooled
 company prior to merger                        -             -             24               -              24
Net income                                      -             -              -           3,570           3,570
                                    -------------  -------------  ------------  --------------   -------------
Balance at December 31, 1996            6,681,031             1         21,983          10,286          32,270
Issuance of stock related to
 employee stock purchase plan and
 options                                   22,849             -            202               -             202
Net income                                      -             -              -           8,138           8,138
                                    -------------  -------------  ------------  --------------   -------------
Balance at December 31, 1997            6,703,880  $          1   $     22,185  $       18,424   $      40,610
                                    =============  =============  ============  ==============   =============

See accompanying notes.

                           Matrix Capital Corporation
                     Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                 YEAR ENDED DECEMBER 31
                                                                                               1997        1996       1995
                                                                                            ---------   ---------   --------
OPERATING ACTIVITIES
Net income                                                                                  $   8,138   $   3,570   $  3,923
Adjustments to reconcile net income to net cash used by
operating activities:
  Depreciation and amortization                                                                 1,382       1,106        882
  Provision for loan and valuation losses                                                         874         143        401
  Amortization of mortgage servicing rights                                                     6,521       2,432      1,817
  Noncash compensation expense                                                                      -           -        101
  Accretion of premium on deposits                                                                  -          (7)       (28)
  Deferred income taxes                                                                            (2)        (54)       212
  Gain on sale of loans and mortgage backed securities                                         (2,708)     (3,369)    (3,272)
  Gain on sale of mortgage servicing rights                                                    (3,365)     (3,232)    (1,164)
  Losses related to recourse sales                                                              1,237         787          -
  Loans originated for sale, net of loans sold                                                (18,800)      8,099    (38,591)
  Loans purchased for sale                                                                   (493,693)   (159,015)   (91,774)
  Proceeds from sale of loans purchased for sale                                              198,277      57,395     70,159
  Gain on sale of premises and equipment                                                            -         (78)         -
  Originated mortgage servicing rights, net                                                      (818)       (441)      (885)
  Increase in other receivables and other assets                                              (13,279)       (796)    (3,738)
  Increase (decrease) in other liabilities and income taxes payable                             2,832      (2,320)       (20)
                                                                                            ---------   ---------   --------
Net cash used by operating activities                                                        (313,404)    (95,780)   (61,977)

INVESTING ACTIVITIES
Loans originated and purchased for investment                                                 (56,793)    (15,048)    (2,919)
Principal repayments on loans                                                                  73,908      22,982     17,517
Purchase of Federal Home Loan Bank of Dallas stock                                             (5,829)       (917)      (814)
Purchases of premises and equipment                                                            (2,295)     (2,695)    (1,963)
Purchase of land under development                                                                  -      (1,431)         -
Purchase of revenue anticipation warrants                                                           -        (818)         -
Purchase of residential homes                                                                       -      (1,003)         -
Acquisition of mortgage servicing rights                                                      (36,535)    (10,410)    (9,654)
Proceeds from sale of mortgage servicing rights                                                19,817       8,410      1,769
Proceeds from sale of available for sale securities                                                 -      21,548          -
                                                                                            ---------   ---------   --------
Net cash provided (used) by investing activities                                               (7,727)     20,618      3,936

FINANCING ACTIVITIES
Net increase in deposits                                                                      134,803      41,309      6,995
Net increase in custodial escrow balances                                                      15,879      10,870      2,324
Increase in revolving lines and repurchase agreements, net                                    137,527      17,151     39,384
Repayments of notes payable                                                                   (34,347)    (13,923)    (3,865)
Proceeds from notes payable                                                                    45,148       6,924     12,933
Proceeds from senior subordinated notes                                                             -           -      2,910
Proceeds from senior notes, net                                                                19,100           -          -
Repayment of financing arrangements                                                              (157)       (564)      (307)
Dividends paid by pooled company prior to merger                                                    -        (201)         -
Capital contribution into pooled company prior to merger                                            -          24          -
Proceeds from issuance of common stock related to employee stock purchase plan and options        202      18,191          -
                                                                                            ---------   ---------   --------
Net cash provided by financing activities                                                     318,155      79,781     60,374
                                                                                            ---------   ---------   --------
(Decrease) increase in cash and cash equivalents                                               (2,976)      4,619      2,333
Cash and cash equivalents at beginning of the year                                             12,609       7,990      5,657
                                                                                            ---------   ---------   --------
Cash and cash equivalents at end of the year                                                $   9,633   $  12,609   $  7,990
                                                                                            =========   =========   ========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY
Payable for purchase of mortgage servicing rights                                           $   8,660   $   8,044   $  1,312
                                                                                            =========   =========   ========
Drafts payable                                                                              $   7,506   $   5,961   $  8,817
                                                                                            =========   =========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense                                                              $  17,379   $  10,598   $  6,489
                                                                                            =========   =========   ========
Cash paid for income taxes                                                                  $   6,019   $   2,298   $  1,766
                                                                                            =========   =========   ========

See accompanying notes.

                           Matrix Capital Corporation

                   Notes to Consolidated Financial Statements

                               December 31, 1997

1. ORGANIZATION

Matrix Capital Corporation (Company) is a unitary thrift holding company that, through its subsidiaries, is engaged in a single industry segment, the financial services industries. In February 1998, the Board of Directors approved, subject to shareholder approval, the change of the Company's name to "Matrix Bancorp." The Company's operations are primarily through Matrix Capital Bank (Matrix
Bank), Matrix Financial Services Corporation (Matrix Financial), United Financial, Inc. (United Financial), and The Vintage Group, Inc. (Vintage), all of which are wholly owned.

Matrix Bank, a federally chartered savings and loan association, serves its local communities of Las Cruces, New Mexico, and Phoenix, Arizona, by providing personal and business depository services, offering residential and consumer loans, and providing, on a limited basis, commercial real estate loans.

The Company's mortgage banking business is conducted through Matrix Financial, and was established with the primary objective of acquiring, originating and servicing residential mortgage loan servicing rights. Servicing mortgage loans involves the contractual right to receive a fee for processing and administering mortgage loan payments. The Company acquires servicing rights primarily in the secondary market as well as through Matrix Financial's wholesale loan origination offices in the Atlanta, Denver, Las Vegas, and Phoenix metropolitan areas.

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

Vintage's operations, which are located in Texas, consist of a nonbank trust company specializing in the administration of self-directed qualified retirement plans, individual retirement accounts, custodial, and directed trust accounts, and a NASD broker/dealer that provides services to individuals and deferred contribution plans.

                           Matrix Capital Corporation

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

Pooling of Interests Accounting

On February 5, 1997, the Company completed the merger of The Vintage Group, Inc. (Vintage) with the issuance of 779,592 shares of the Company's common stock, which was accounted for as a pooling of interests. The financial information for all prior periods presented has been restated to present the combined financial condition and results of operations of both companies as if the merger of Vintage had been in effect for all periods presented.

The following table sets forth separate company financial information for the years ended December 31, 1996 and 1995, respectively. The separate company financial information for Vintage for 1997 was not significant due to the pooling occurring on February 5, 1997.

                                             YEAR ENDED              YEAR ENDED
                                         DECEMBER 31, 1996       DECEMBER 31, 1995
                                        ---------------------------------------------
                                                       (In thousands)
                                        COMPANY     VINTAGE     COMPANY     VINTAGE
                                       ----------  ----------  ----------  ----------
Net interest income                    $    5,859  $       57  $    3,135  $       56
Total noninterest income                   22,471       4,116      19,822       3,832
Total noninterest expense                  22,951       3,704      17,136       3,317
Net income                                  3,273         297       3,561         362

                           Matrix Capital Corporation

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans Held for Sale

Loans originated or purchased with the intent for sale in the secondary market are carried at the lower of cost, net of discounts or premiums and a valuation allowance, or estimated market value in the aggregate. Market value is determined using forward sale commitments to permanent investors or current market rates for loans of similar quality and type. Net unrealized losses, if any, would be recognized in a valuation allowance by charges to income. Discounts or premiums on loans held for sale are not accreted or amortized into income on an interest method, however discounts and premiums related to payments of loan principal are recorded in interest income. The loans are primarily secured by one to four family residential real estate located throughout the United States.

The Company includes in loans held for sale first mortgage loans which are acquired under several purchase/repurchase facilities. The Company earns interest income on all the facilities and on some of the facilities receives a profit participation when the loans are subsequently sold which is included in interest income.

Gains and losses on loan sales are determined based on the difference between the allocated cost basis of the assets sold and the proceeds, which includes the fair value of any assets or liabilities that are newly created as a result of the transaction. Losses related to recourse provisions in excess of the amount originally provided are accrued as a liability at the time such additional losses are determined, and recorded as part of noninterest expense.

Loans Held for Investment

Loans held for investment are stated at unpaid principal balances, less unearned discounts and premiums, deferred loan fees, loans in process, and allowance for loan losses.

Allowance for Loan Losses

The allowance for loan losses is calculated, in part, based on historical loss experience. In addition, management takes into consideration other factors such as any qualitative evaluations of individual classified assets, geographic portfolio concentrations, new products or markets, evaluations of the changes in the historical loss experience component, and projections of this component into the current and future periods based on current knowledge and conditions. After an allowance has been established for the loan portfolio, management establishes an unallocated portion of the allowance for loan losses, which is attributable to factors that cannot be associated with a specific loan or loan portfolio. These factors include general economic conditions, recognition of specific regional geographic concerns, and

                           Matrix Capital Corporation

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

trends in portfolio growth. Loan losses are charged against the allowance when the probability of collection is considered remote. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably foreseeable losses in the current loan portfolio.

The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due
according to the contractual terms of the loan.    The Company evaluates its
residential loans collectively due to their homogeneous nature. Accordingly, potential impaired loans of the Company include only commercial, real estate construction and commercial real estate mortgage loans classified as nonperforming loans. Impairment allowances are considered by the Company in determining the overall adequacy of the allowance for loan losses. When a loan is identified as "impaired," accrual of interest ceases. The Company had no impaired loans as of or for the years ended December 31, 1997, 1996 and 1995.

Loans are placed on nonaccrual status when full payment of principal or interest is in doubt, or generally when they are past due ninety days as to either principal or interest, unless the interest is guaranteed through recourse provisions. Previously accrued but unpaid interest is reversed and charged against interest income, if not collectible, and future accruals are discontinued. Interest payments received on nonaccrual loans are recorded as interest income unless there is doubt as to the collectibility of the recorded investment. In those cases, cash received is recorded as a reduction in principal.

Mortgage Servicing Rights (MSR)

Effective January 1, 1997, Statement of Financial Accounting Standards (Statement) No. 122, Accounting for Mortgage Servicing Rights, was superseded by Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company adopted Statement No. 125 in 1997 and recognizes originated mortgage servicing rights (OMSRs) as an asset separate from the underlying originated mortgage loan by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their respective fair values. Mortgage servicing rights are carried at the lower of cost (allocated cost for OMSRs), less accumulated amortization, or fair value. Mortgage servicing rights are amortized in proportion to and over the period of the estimated future net servicing income.

The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor to reflect the predominant risk characteristics. To determine the fair value of mortgage servicing rights, the Company uses a valuation model that calculates the present value of future cash flows to determine the fair value of the mortgage servicing rights. In using this valuation method, the Company incorporates assumptions that

                           Matrix Capital Corporation

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

market participants would use in estimating future net servicing income which includes estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. As of December 31, 1997, no valuation allowance was required and the fair value of the aggregate mortgage servicing rights was approximately $45 million.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight line method over the estimated lives of the assets, which range from three to seven years for office furniture, equipment and software and 30 years for buildings.

Foreclosed Real Estate

Real estate acquired through foreclosure, deed in lieu of foreclosure or in judgment is carried at the lower of fair value, minus estimated costs to sell, or the related loan balance at the date of foreclosure. Valuations are periodically performed by management and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its fair value, minus estimated costs to sell. The net carrying value of foreclosed real estate, which is classified in other assets, was $1,242,000 and $788,000 December 31, 1997 and 1996, respectively. All of the companies foreclosed properties relate to residential real estate as of December 31, 1997.

Acquired Real Estate

Costs directly attributable to the acquisition, development, and construction of land development are capitalized. Such costs include preacquisition costs, direct project costs, and holding costs. The investment in land development is carried at the lower of cost, which includes capitalized costs, or net realizable value. Net unrealized losses, if any, would be recognized in a valuation allowance. As of December 31, 1997 there was no valuation allowance necessary for the land development.

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

                           Matrix Capital Corporation

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Brokerage Income

Brokerage income represents fees earned related to servicing brokerage and consulting services. Brokerage income is recognized when earned.

Trust Services Income

Trust services income represents fees earned related to services provided for self-directed IRA, qualified benefit plans, and escrow arrangements. Trust services income is recognized when earned.

Gain on Sale of Servicing Rights

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

                           Matrix Capital Corporation

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for stock option grants.

Cash and Cash Equivalents

Cash equivalents, for purposes of the statements of cash flows, consist of cash and interest earning deposits with banks with original maturities when purchased of three months or less.

Hedging of Mortgage Servicing Rights

The Company hedges a segment of its servicing portfolio using exchange traded futures and options. A change in the market value of the futures contract is deferred and amortized in proportion to and over the period of the estimated future net servicing income of the hedged servicing portfolio. The option premium or cost is amortized ratably over the period of the option. If any of the hedged servicing portfolio is sold, then the realized and unrealized gain or loss from the futures and options attributable to the portion sold is included in the basis of the MSRs sold for purposes of calculating gain or loss on sale. These realized and unrealized hedging gains and losses are considered in the determination of the fair value of the MSRs.

Net Income Per Share

As of December 31, 1997, the Company adopted Statement No. 128, Earnings per Share, and restated all prior period earnings per share (EPS) data, as required. Statement No. 128 replaced the presentation of primary and fully diluted EPS pursuant to APB Opinion No. 15, Earnings per Share, with the presentation of basic and diluted EPS. Basic EPS, or net income per common share, excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Net income per common share assuming dilution is computed by dividing net income by the weighted average number of common shares outstanding for the period and the dilutive effect, if any, of stock options and warrants outstanding for the period.

                           Matrix Capital Corporation

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impact of Recently Issued Accounting Standards

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. Statement No. 130 also requires all items that are required to be recognized under accounting standards as components of comprehensive income, be reported in financial statements and be displayed with equal prominence as other general-purpose financial statements. This Statement is effective for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

Also in June 1997, the FASB issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for periods beginning after December 31, 1997. Comparative information provided for earlier periods is required to be restated.

Management believes there will be no material effect on the consolidated financial statements from the adoption of either Statement Nos. 130 or 131.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

                           Matrix Capital Corporation

3. NET INCOME PER SHARE

The following table sets forth the computation of net income per share and net income per share, assuming dilution:

                                                             YEAR ENDED DECEMBER 31
                                                       1997            1996             1995
                                                  -------------------------------------------------
                                                              (Dollars in thousands)
Numerator:
 Net income                                        $    8,138      $    3,570       $    3,923
 Less: preferred stock dividends from pooled
  company                                                  --            (112)              --
                                                  -------------------------------------------------
 Net income available to common shareholders       $    8,138      $    3,458       $    3,923
                                                  =================================================

Denominator:
 Weighted average shares outstanding                6,681,269       5,034,788        4,668,531
Effect of dilutive securities:
 Common stock options                                  89,333          42,533           38,690
 Common stock warrants                                 11,206
                                                  -------------------------------------------------
Dilutive potential common shares                      100,539          42,533           38,690
                                                  -------------------------------------------------
Denominator for net income per share,
 assuming dilution                                  6,781,808       5,077,321        4,707,221
                                                  =================================================

                           Matrix Capital Corporation

4. LOANS RECEIVABLE

Loans Held for Investment

Loans held for investment consist of the following:

                                                                                               DECEMBER 31
                                                                                           1997             1996
                                                                                        ---------         --------
                                                                                              (In thousands)
Residential loans                                                                         $ 7,523          $10,007
Multi-family, commercial real estate, and commercial                                       32,189           15,352
Construction loans                                                                         14,878            1,319
Consumer loans and other, net of specific valuation allowance                              10,942            3,654
                                                                                        ---------         --------
                                                                                           65,532           30,332
Less:
Loans in process                                                                            9,784              254
Purchase discounts, net                                                                       236              239
Unearned fees on loans (excluding consumer)                                                   220                -
Unearned fees on consumer loans                                                               209                9
Allowance for loan losses                                                                     689              270
                                                                                        ---------         --------
                                                                                           11,138              772
                                                                                        ---------         --------
                                                                                          $54,394          $29,560
                                                                                        =========         ========

Activity in the allowance for loan losses is summarized as follows:

                                                          YEAR ENDED DECEMBER 31
                                                       1997         1996         1995
                                                   ----------   -----------  -----------
                                                                (In thousands)

Balance at beginning of period                          $ 270        $ 227        $ 220
Provision for loan losses                                 554           34            -
Charge-offs                                              (166)          (6)         (42)
Recoveries                                                 31           15           49
                                                   ----------   -----------  -----------
Balance at end of period                                $ 689        $ 270        $ 227
                                                   ==========   ===========  ===========

Nonaccrual loans in the loans held for investment portfolio totaled approximately $381,000 and $335,000 or 0.7 percent and 1.1 percent of the total loans held for investment portfolio at December 31, 1997 and 1996, respectively.

The Company had commitments to extend credit on consumer, commercial and construction loans of approximately $28,227,000 at December 31, 1997.

                           Matrix Capital Corporation

4. LOANS RECEIVABLE (CONTINUED)

Loans Held for Sale

Loans held for sale consist of the following as of:

                                                              DECEMBER 31
                                                            1997        1996
                                                          ---------   ---------
                                                             (In thousands)
Residential loans                                         $ 456,552   $ 185,080
Commercial loans and leases                                   2,728
Automobile installment contracts                                          1,315
                                                          ---------   ---------
                                                            459,280     186,395
Less:
 Purchase discounts, net                                      1,235       2,825
 Valuation allowance                                          1,067         769
                                                          ---------   ---------
                                                              2,302       3,594
                                                          ---------   ---------
                                                           $456,978    $182,801
                                                          =========   =========

Included in loans held for sale are approximately $36,352,000 and $3,528,000 at December 31, 1997 and 1996, respectively, of first mortgage loans which the Company has acquired under purchase/repurchase facilities with several parties. The terms of the purchase/repurchase facilities vary with each seller but include provisions which require the seller to repurchase the loans within a defined period of time, provide, at the Company's option, the ability, on short notice, to require the seller to repurchase the loans, or in some cases, allow the seller to repurchase the loans.

Activity in the valuation allowance is summarized as follows:


                                                          YEAR ENDED DECEMBER 31
                                                      1997         1996         1995
                                                    -------      -------      -------
                                                            (In thousands)
Balance at beginning of period                      $  769       $  716       $  508
Provision for valuation allowance                      320          109          401
Charge-offs                                            (22)         (64)        (198)
Recoveries                                               -            8            5
                                                    -------      -------      -------
Balance at end of period                            $1,067       $  769       $  716
                                                    =======      =======      =======

                           Matrix Capital Corporation

4. LOANS RECEIVABLE (CONTINUED)

Nonaccrual loans related to the loans held for sale portfolio aggregated approximately $4,609,000 and $3,568,000 at December 31, 1997 and 1996,
respectively. Interest income that would have been recorded for all nonaccrual loans was approximately $89,000, $120,000, and $156,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

During 1996, the Company formed two mortgage backed securities with an unpaid principal balance of approximately $21,000,000 from its loans held for sale portfolio. During the year ended December 31, 1996, the Company recognized a gross gain on the sale of mortgage backed securities of approximately $171,000 and the taxes related to this sale were approximately $68,000.

During 1996, the Company purchased numerous automobile retail installment contracts and sold approximately $18,500,000 of such contracts, subject to certain recourse provisions. During 1997 and 1996, the Company was required to repurchase approximately $4,000,000 of automobile installment contracts and repossessed automobiles pursuant to the recourse provisions. Included in loans held for sale at December 31, 1997 and 1996 is approximately $-0- and $1,220,000, net of discount, respectively, of these automobile installment contracts.

In December 1997, the Company sold the remaining automobile retail installment contracts including its repossessed assets and the charged-off accounts for $800,000, to an independent third party. The Company received $260,000 in cash and financed the remaining balance, with recourse limited to the assets sold. The Company realized a loss of approximately $54,000 upon the sale. The Company recorded losses of $1,237,000 and $787,000 for the years ended December 31, 1997 and 1996, respectively, related to the repurchase and ultimate disposition of the loans and automobiles.

                           Matrix Capital Corporation

5. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

                                                                 DECEMBER 31
                                                              1997       1996
                                                           --------    --------
                                                               (In thousands)
Land                                                       $    684    $    692
Buildings                                                     4,348       4,257
Leasehold improvements                                          460         431
Office furniture and equipment                                5,485       3,910
Other equipment                                               1,268         975
                                                           --------    --------
                                                             12,245      10,265
Less:  accumulated depreciation and amortization              3,233       2,378
                                                           --------    --------
                                                           $  9,012    $  7,887
                                                           ========    ========

Included in occupancy and equipment expense is depreciation and amortization expense of premises and equipment of approximately $1,170,000, $828,000 and $602,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

6. MORTGAGE SERVICING RIGHTS

The activity in the MSRs is summarized as follows:

                                                         YEAR ENDED DECEMBER 31
                                                      1997         1996         1995
                                                   ---------     ---------    ---------
                                                              (In thousands)
Balance at beginning of year                       $  23,680     $ 13,817     $  6,183
Purchases                                             37,151       17,142        9,203
Originated, net of OMSRs sold                            818          441          885
Amortization                                          (6,521)      (2,432)      (1,817)
Transfer of MSR to FHLMC (Note 13)                         -         (110)           -
Sales                                                (18,688)      (5,178)        (637)
                                                   ---------     ---------    ---------
Balance at end of year                             $  36,440     $  23,680    $ 13,817
                                                   =========     =========    =========

Accumulated amortization of mortgage servicing rights aggregated approximately $17,223,000 and $11,347,000 at December 31, 1997 and 1996, respectively.

                           Matrix Capital Corporation

6. MORTGAGE SERVICING RIGHTS (CONTINUED)

The Company's servicing activity is diversified throughout 48 states with concentrations at December 31, 1997 in California and Texas of approximately
22.8 percent and 14.9 percent, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced. As of December 31, 1997 and 1996, the Company subserviced loans for others of approximately $239,000,000 and $140,000,000, respectively.

The Company's servicing portfolio (excluding subserviced loans) comprised the following:

                                                                            DECEMBER 31
                                                              1997                              1996
                                                 ------------------------------- --------------------------------
                                                                   PRINCIPAL
                                                    Number          BALANCE          NUMBER     PRINCIPAL BALANCE
                                                   OF LOANS       OUTSTANDING       OF LOANS       OUTSTANDING
                                                 ----------    --------------     ----------   ------------------
                                                                      (Dollars in thousands)
FHLMC                                               13,134     $      715,513        12,107     $       666,218
FNMA                                                18,000          1,168,199        13,426             764,632
GNMA                                                15,845            615,234         9,379             278,700
Other VA, FHA, and conventional loans
                                                    14,538            849,116        12,870             795,486
                                                 ----------    --------------     ----------   ------------------
                                                    61,517      $   3,348,062        47,782      $    2,505,036
                                                 ==========    ==============     ==========   ==================



The Company's custodial escrow balances shown in the accompanying consolidated balance sheets at December 31, 1997 and 1996 pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced on behalf of others of approximately $6,801,000 and $1,587,000, respectively, and owned by the Company of approximately $42,878,000 and $25,794,000, respectively. The Company also has custodial accounts on deposit from other mortgage companies aggregating approximately $4,081,000 and $10,500,000 at December 31, 1997 and 1996, respectively. The Companies custodial accounts are maintained at Matrix Bank in noninterest bearing accounts. The balance of the custodial accounts fluctuate from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of the taxes and insurance payments.

                           Matrix Capital Corporation

7. DEPOSITS

Deposit account balances are summarized as follows:

                                                                                  DECEMBER 31
                                                 ---------------------------------------------------------------
                                                             1997                                1996
                                                                          (Dollars In thousands)
                                                                       WEIGHTED                         WEIGHTED
                                                                       AVERAGE                          AVERAGE
                                                   AMOUNT   PERCENT     RATE         AMOUNT   PERCENT    RATE
                                                 --------  --------  --------       -------  -------- ----------

Passbook accounts                                $  2,851     1.27%     3.95%       $ 2,757     3.06%      3.45%
NOW accounts                                       26,382    11.73      1.62          4,732     5.25       1.66
Money market accounts                              99,899    44.40      2.96          9,455    10.48       4.43
                                                 --------  --------  --------       -------  -------- ----------
                                                  129,132    57.40      2.70         16,944    18.79       3.59
Certificate accounts                               95,850    42.60      5.94         73,235    81.21       5.85
                                                 --------  --------  --------       -------  -------- ----------
                                                 $224,982   100.00%     4.09%       $90,179   100.00%      5.36%
                                                 ========  ========  ========       =======  ======== ==========

Contractual maturities of certificate accounts as of December 31, 1997:

                                         Under 12      12 to 36      36 to 60
                                          months        months        months
                                     ------------------------------------------
                                                    (In thousands)
4.00-4.99%                             $        495  $          -  $          -
5.00-5.99%                                   56,046         8,389           833
6.00-6.99%                                   11,814         9,337         8,552
7.00-7.99%                                      192           144             3
8.00-10.50%                                      45             -             -
                                     ------------------------------------------
                                       $     68,592  $     17,870  $      9,388
                                     ==========================================

Approximately $92,440,000 of assets under administration by Vintage are included in interest bearing accounts as of December 31, 1997.

                           Matrix Capital Corporation

7. DEPOSITS (CONTINUED)

Interest expense on deposits is summarized as follows:

                                                   YEAR ENDED DECEMBER 31
                                             1997          1996          1995
                                         ------------  ------------  ------------
                                                      (In thousands)
Passbook accounts                              $  113        $   82        $   85
NOW accounts                                      795            63            52
Money market                                    2,483           405           240
Certificates of deposit                         4,985         3,210         1,807
                                         ------------  ------------  ------------
                                               $8,376        $3,760        $2,184
                                         ============  ============  ============

The aggregate amount of deposit accounts with a balance greater than $100,000 was approximately $7,185,000 and $5,457,000 at December 31, 1997 and 1996, respectively.

8. BORROWED MONEY
Borrowed money is summarized as follows:

                                                                                             DECEMBER 31
                                                                                          1997           1996
                                                                                        --------       --------
                                                                                          (In thousands)
Revolving Lines
$60,000,000 revolving warehouse loan agreement with banks, secured by mortgage loans held for sale, interest at federal funds rate plus 0.85-2.00 percent
 (7.07 percent average rate at December 31, 1997); $14,038,000 available at
 December 31, 1997.                                                                     $ 45,962       $ 31,504



$10,000,000 working capital facility with banks secured by mortgage loans held for sale, mortgage servicing rights, eligible servicing advance receivables and eligible delinquent mortgage receivables; interest at federal funds rate plus
 1.5 percent (7.01 percent at December 31, 1997); $7,624,000 available at
 December 31, 1997                                                                         2,376              -




$6,000,000 revolving line of credit with a third party financial institution, secured by common stock of Matrix Bank; interest due monthly at prime;
 $6,000,000 available at December 31, 1997.                                                    -              -
                                                                                        --------       --------
Total revolving lines                                                                     48,338         31,504


                           Matrix Capital Corporation

8. BORROWED MONEY (CONTINUED)

                                                                                           DECEMBER 31
                                                                                         1997           1996
                                                                                       --------      --------
                                                                                          (In thousands)
Term Notes Payable
$30,000,000 servicing acquisition loan agreement with a bank, secured by MSRs, due at the earlier of the maturity of the MSRs or amortized over five to six years from the date of the borrowing through January 31, 2003; interest at federal funds rate plus 2.00 percent (7.51 percent at December 31, 1997);
 $17,652,000 available at December 31, 1997.                                           $ 12,348      $  1,500




Senior notes, interest at 11.50 percent payable semiannually, unsecured and
 maturing September 30, 2004.                                                            20,000             -

Senior subordinated notes, interest at 14 percent payable semiannually, unsecured and maturing July 2002, with mandatory redemptions of $727,500 on
 each of July 15, 1999, 2000 and 2001.                                                    2,910         2,910


$2,000,000 note payable to a third-party financial institution (revised bank stock loan) due in quarterly installments of $71,430, plus interest, through
 March 12, 2000, collateralized by the common stock of Matrix Bank; interest at           1,786             -
 prime.


Note payable to a third-party financial institution (bank stock loan).                        -         2,003

Notes payable to banks, secured by a deeds of trust on real estate, interest at
 prime plus 1.0 percent.                                                                  1,740         1,783

Other                                                                                     1,465         1,252
                                                                                       --------      --------
Total term notes                                                                         40,249         9,448

                           Matrix Capital Corporation

8. BORROWED MONEY (CONTINUED)

                                                                                          DECEMBER 31
                                                                                       1997         1997
                                                                                   ---------      --------
                                                                                          (In thousands)
Other
Agreements with a bank and an investment bank to sell mortgage loans originated by the Company under agreements to repurchase.  The agreement can be terminated upon 90 days written notice by either party; interest at the higher of the prime rate or note rate on the loans.  Total commitment amount of these
 agreements is $20,000,000, with $20,000,000 available at December 31, 1997.       $       -      $      -




Financing agreement with a bank, secured by Ft. Lupton Subordinated Series 1996
 A1 revenue anticipation warrants, interest is at 5 percent and is due based on
 the semi-annual bonds payments, unpaid principal due at bond maturity.                  800           800


MSR financing, collateralized by MSR's with unpaid principal balances of
 $59,000,000 at December 31, 1997.                                                       522           679
                                                                                   ---------      --------
Total other                                                                            1,322         1,479
                                                                                   ---------      --------
Total borrowed money                                                               $  89,909      $ 42,431
                                                                                   =========      ========

Effective March 1, 1998, the Company executed an amendment to its revolving credit facilities increasing the aggregate amount of the revolving warehouse loan agreement to $90,000,000 and to provide an overline facility for an additional $10,000,000. The availability of the overline facility is at the lender's sole discretion.

                           Matrix Capital Corporation

8. BORROWED MONEY (CONTINUED)

The Company's bank stock loan has two components, a $2,000,000 term loan, which was used to refinance the bank stock loan in place at December 31, 1996, and a revolving line of credit of $6,000,000. In May of 1998, the balance of the revolving line of credit will be converted to a term loan.

The Company may redeem the senior subordinated notes, in whole or in part, at any time after July 15, 1998 at a redemption price of 102 percent of par through July 14, 1999 and, thereafter, at par, plus accrued and unpaid interest. The Company was obligated to register under the Securities Act of 1933 the senior subordinated notes on or before February 1, 1997. Since such registration statement was not effected by February 1, 1997, the interest rate increased from 13 to 14 percent.

As of December 31, 1997 the maturities of term notes payable during the next five years and thereafter are as follows:



                                                    (In thousands)

     1998                                              $ 4,787
     1999                                                4,297
     2000                                                5,232
     2001                                                3,447
     2002                                                1,699
     Thereafter                                          20,787
                                                     ------------
                                                       $ 40,249
                                                     ============

The Company must comply with certain financial and other covenants related to the foregoing debt agreements including, among other things, the maintenance of specific ratios, net worth and other amounts as defined in the credit agreements limiting the Company's ability to declare dividends (and its subsidiaries) or incur additional debt, and establishes requirements to maintain certain capital levels in certain subsidiaries. These covenants include requirements for the Company to maintain consolidated tangible capital of not less than $35 million, maintain adjusted debt to shareholders' equity of less than 4:1 and maintain the requirements necessary such that Matrix Bank will not be classified as other than "well capitalized," as defined. At December 31, 1997, the Company was in compliance with these covenants except for a covenant where a waiver was obtained.

                           Matrix Capital Corporation

9. FEDERAL HOME LOAN BANK OF DALLAS BORROWINGS

Federal Home Loan Bank of Dallas borrowings aggregated $171,943,000 and $51,250,000 at December 31, 1997 and 1996, respectively. The advances bear interest at rates which adjust daily and are based on the mortgage repo rate. All advances are secured by first mortgage loans of Matrix Bank and all Federal Home Loan Bank of Dallas stock.

Matrix Bank has a commitment from the Federal Home Loan Bank of Dallas for advances of approximately $173,000,000 at December 31, 1997. Matrix Bank adopted a collateral pledge agreement whereby it has agreed to keep on hand, at all times, first mortgages free of all other pledges, liens, and encumbrances with unpaid principal balances aggregating no less than 170 percent of the outstanding secured advances from the Federal Home Loan Bank of Dallas.

10. INCOME TAXES

The income tax provision consists of the following:

                                                        YEAR ENDED DECEMBER 31
                                                    1997         1996         1995
                                               --------------------------------------
                                                           (In thousands)
Current
 Federal                                         $    4,108   $    1,871   $    1,814
 State                                                1,053          461          443
Deferred
 Federal                                                 (2)         (42)         169
 State                                                    -          (12)          43
                                               --------------------------------------
                                                     $5,159       $2,278       $2,469
                                               ======================================

A reconciliation of the provision for income taxes with the expected income taxes based on the statutory federal income tax rate follows:

                                                         YEAR ENDED DECEMBER 31
                                                     1997         1996         1995
                                                --------------------------------------
                                                           (In thousands)
Expected income tax provision                     $    4,521   $    1,988   $    2,173
State income taxes                                       694          296          310
Other                                                    (56)          (6)         (14)
                                                --------------------------------------
                                                   $   5,159   $    2,278   $    2,469
                                                ======================================

                           Matrix Capital Corporation

10. INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes shown below.

                                                                                      DECEMBER 31
                                                                               1997               1996
                                                                            --------------------------
                                                                                    (In thousands)
Deferred tax assets:
      Allowance for losses                                                  $    475         $   551
      Discounts and premiums                                                     106             108
      Amortization of servicing rights                                           156               -
      Deferred fees                                                              328               -
      Other                                                                       58              82
                                                                            --------------------------

Total deferred tax assets                                                      1,123             741

Deferred tax liabilities:
      Gain on sale of loans                                                     (732)           (279)
      Amortization of servicing rights                                             -            (106)
      Depreciation                                                              (335)           (302)
                                                                            --------------------------
Total deferred tax liabilities                                                (1,067)           (687)
                                                                            --------------------------
Net deferred tax asset                                                      $     56         $    54
                                                                            ==========================

11. REGULATORY

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

Quantitative measures established by regulation to ensure capital adequacy require Matrix Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to total assets (as defined). Management believes, as of December 31, 1997 and 1996, that Matrix Bank meets all capital adequacy requirements to which it is subject.

                           Matrix Capital Corporation

11. REGULATORY (CONTINUED)

As of December 31, 1997, the most recent notification from the OTS categorized Matrix Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Matrix Bank must maintain minimum total risk-based, Tier I risk based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                                 For Capital
                                              Actual                          Adequacy Purposes
                                   ----------------------------   ---------------------------------------------
                                       Amount          Ratio             Amount                    Ratio
                                   -------------  -------------   --------------------        -----------------
                                                                        (In thousands)
As of December 31, 1997
 Total Capital (to Risk Weighted                                   less than                  less than
  Assets)                                $29,714           10.8%   or equal to $ 21,969       or equal to  8.0%

 Tier I Capital (to Risk                                           less than                  less than
  Weighted Assets)                        27,958           10.2    or equal to   10,985       or equal to  4.0

 Tier I Capital (to ending                                         less than                  less than
  Assets)                                 27,958            5.7    or equal to   19,498       or equal to  4.0

As of December 31, 1996
 Total Capital (to Risk Weighted                                   less than                  less than
  Assets)                                 12,406           11.1    or equal to    8,979       or equal to  8.0

 Tier I Capital (to Risk                                           less than                  less than
  Weighted Assets)                        11,367           10.1    or equal to    4,489       or equal to  4.0

 Tier I Capital (to ending                                         less than                  less than
  Assets)                                 11,367            5.7    or equal to    7,951       or equal to  4.0

                                                    To Be Well Capitalized Under
                                                       Prompt Corrective Action
                                                              Provisions
                                               ----------------------------------------
                                                   Amount                  Ratio
                                               -------------          -----------------

As of December 31, 1997
 Total Capital (to Risk Weighted               less than              less than
  Assets)                                      or equal to $27,462    or equal to 10.0%

 Tier I Capital (to Risk                       less than              less than
  Weighted Assets)                             or equal to  16,477    or equal to 6.0

 Tier I Capital (to ending                     less than              less than
  Assets)                                      or equal to  24,372    or equal to 5.0

As of December 31, 1996
 Total Capital (to Risk Weighted               less than              less than
  Assets)                                      or equal to  11,224    or equal to 10.0

 Tier I Capital (to Risk                       less than              less than
  Weighted Assets)                             or equal to  6,734     or equal to 6.0

 Tier I Capital (to ending                     less than              less than
  Assets)                                      or equal to  9,939     or equal to 5.0

The various federal banking statutes to which Matrix Bank is subject also include other limitations regarding the nature of the transactions in which it can engage or assets it may hold or liabilities it may incur.

Matrix Bank is required to maintain balances with the Federal Reserve Bank of Dallas in a noninterest earning account based on a percentage of deposit liabilities. Such balances averaged $6,897,000 and $659,000 in 1997 and 1996, respectively.

Matrix Bank is required by Federal regulations to maintain a minimum level of liquid assets of four percent. Matrix Bank exceeded the Federal requirement at December 31, 1997 and 1996, respectively.

Matrix Financial is subject to examination by various regulatory agencies involved in the mortgage banking industry. Each regulatory agency requires the maintenance of a certain amount of net worth, the most restrictive of which required $2,587,000 at December 31, 1997 and $1,709,000 at December 31, 1996.

                           Matrix Capital Corporation

12. SHAREHOLDERS' EQUITY

Common Stock

The authorized common stock of the Company consists of 50,000,000 shares with a par value of $.0001 per share. There were 6,703,880, 6,681,031 and 4,668,531 shares of common stock outstanding at December 31, 1997, 1996 and 1995, respectively. Holders of common stock are entitled to receive dividends when, and if, declared by the board of directors. Each share of common stock entitles the holders thereof to one vote, and cumulative voting is not permitted.

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

Stock Option Plan

The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

                           Matrix Capital Corporation

12. SHAREHOLDERS' EQUITY (CONTINUED)

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

Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 5.7 percent and 6.0 percent; a dividend yield of zero percent; volatility factors of the expected market price of the Company's common stock of .38 and .39; and a weighted-average expected life of the option of four years.

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

                           Matrix Capital Corporation

12. SHAREHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                          YEAR ENDED DECEMBER 31
                                                             1997         1996
                                                       ---------------------------
                                                           (Dollars in thousands
                                                          except per share data)
Pro forma net income                                      $ 7,960      $ 3,534
Pro forma earnings per share:
 Basic                                                       1.19         0.67
 Diluted                                                     1.17         0.67

Because Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect was not fully reflected until the current year.

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                                        YEAR ENDED DECEMBER 31
                                                               1997                                 1996
                                             ---------------------------------------------------------------------------
                                                                       WEIGHTED                             WEIGHTED
                                                                       AVERAGE                              AVERAGE
                                                    OPTIONS         EXERCISE PRICE        OPTIONS        EXERCISE PRICE
                                             ---------------------------------------------------------------------------

Outstanding, beginning of year                    209,100              $ 8.15              79,500        $     5.13
Granted                                           149,500               14.12             129,600             10.00
Exercised                                          (2,100)              10.00                   -                 -
Forfeited                                         (26,350)              11.93                   -                 -
                                             -------------------                   -------------------
Outstanding, end of year                          330,150              $10.55             209,100            $ 8.15
                                             ===================                   ===================

Exercisable at end of year                        117,700              $ 6.75              87,000            $ 5.55

Weighted average fair value of options
 granted during the year                          $  6.67                                $   4.06


                           Matrix Capital Corporation

12. SHAREHOLDERS' EQUITY (CONTINUED)

Options outstanding at December 31, 1997 have exercise prices ranging from $5.13 to $17.25 per share, with a weighted average exercise price of $10.55 per share, as outlined in the following table:

                              Weighted         Weighted                            Weighted
Range of      Number of       Average          Average          Number of          Average
Exercise       Options        Exercise        Remaining          Options        Exercise Price
Prices       Outstanding     Price Per     Contractual Life    Exerciseable       Per Share
                               Share

-----------------------------------------------------------------------------------------------

$  5.13         79,500           $ 5.13      7.00             79,500            $ 5.13
10.00          112,150           10.00       8.83             37,200             10.00
10.38            5,000           10.38       9.38
12.00-17.25    133,500           14.25       9.27              1,000             15.00
           ------------------------------------------------------------------------------------
               330,150          $10.55       8.57            117,700            $ 6.75
           ====================================================================================

Restricted Net Assets

As a result of the regulatory requirements and debt covenants, substantially all of the net assets of the Company are restricted at December 31, 1997 and 1996.

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

                           Matrix Capital Corporation

13. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Leases

The Company leases office space and certain equipment under noncancelable operating leases. Annual amounts due under the office and equipment leases as of December 31, 1997 are approximately as follows:

                                    (In thousands)


     1998                              $  837
     1999                                 707
     2000                                 661
     2001                                 491
     2002                                 287
                                     ------------
                                       $2,983
                                     ============


Total rent expense aggregated approximately $631,000, $541,000, and $647,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Hedging of Pipeline

In the ordinary course of business, the Company makes commitments to originate residential mortgage loans (Pipeline) and holds originated loans until delivery to an investor. Inherent in this business is a risk associated with changes in interest rates and the resulting change in the market value of the Pipeline and funded loans. The Company mitigates this risk through the use of mandatory and nonmandatory forward commitments to sell loans. At December 31, 1997, the Company had $72,803,000 in Pipeline and funded loans offset with mandatory forward commitments of $45,622,000 and nonmandatory forward commitments of $9,070,000. At December 31, 1996, the Company had $62,578,000 in Pipeline and funded loans offset with mandatory forward commitments of $49,150,000 and nonmandatory forward commitments of $8,144,000. The inherent value of the forward commitments is considered in the determination of the lower of cost or market for the Pipeline and funded loans.

Hedging of Mortgage Servicing Rights.

Ownership of mortgage servicing rights exposes the Company to impairment of its value in certain interest rate environments. The incidence of prepayment of a mortgage loan increases during periods of declining interest rates as the homeowner seeks to refinance the loan to a lower interest rate. If the level of prepayment on segments of the Company's mortgage servicing portfolio achieves a level higher than projected by the Company for an extended period of time, then an impairment in the associated basis in

                           Matrix Capital Corporation

13. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

the mortgage servicing rights may occur. To mitigate this risk of impairment due to declining interest rates, the Company hedged a segment of its mortgage servicing portfolio beginning in September 1997. As of December 31, 1997, the Company had identified and hedged approximately $306 million of its mortgage servicing portfolio using a program of exchange traded futures and options.

At December 31, 1997, the Company had the following open positions:

                                    Expiration    Open Positions     Notional     Fair Value
                                       Date     (No. of Contracts)    Amount      by Contract
                                -------------------------------------------------------------

Ten year Treasury Note futures    March 1998           110          $11,000,000      $112,156
Ten year Treasury Note put        February 1998        (80)           8,000,000          (164)
 options
Ten year Treasury Note call       February 1998         94            9,400,000         1,328
 options

During 1997, the Company closed a portion of its hedge positions which resulted in a realized gain of approximately $250,000 being recognized in connection with the sale of a portion of the hedged servicing portfolio. At December 31, 1997 the net realized deferred gains and the unrealized deferred gain of the open positions was approximately $275,000.

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

The Company also entered into a development management agreement with a local developer to complete the development of the land. The terms of the agreement specify that the Company is to earn a preferred rate of return on its investment and, once the initial amount of its investment has been returned

                           Matrix Capital Corporation

13. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

and the preferred rate has been paid, the remaining profits are split equally. The development management agreement obligates the Company to provide up to an additional $500,000 of funds for development. The Company, at its option, has no other financial obligations to the developer beyond the $500,000. As of December 31, 1997 and 1996, the Company has included in its basis in the development $118,000 and $38,000, respectively, in capitalized interest costs. At December 31, 1997 and 1996, the total basis of the land development is $2,835,000 and $1,431,000, respectively, and is classified in other assets in the accompanying consolidated balance sheets.

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

Contingencies

The Company has received demands from an investor for repurchase of loans related to a servicing portfolio purchased by the Company from an unrelated third-party mortgage banker (Seller). The repurchase demand is pursuant to a claim of breach of covenants and warranties by the Seller related to documentation deficiencies in connection with the origination and sale of the loans which were not honored and the Seller subsequently filed bankruptcy. During 1996, the servicing relating to FHLMC was transferred to FHLMC for no consideration. The Company had an accrued liability of approximately $23,000 at December 31, 1997 and $420,000 at December 31, 1996 for the potential loss exposure related to the pending repurchase requests which, in the opinion of management, is adequate for estimated future losses.

The Company is a defendant is a lawsuit that was commenced on or about May 23, 1997 in which the plaintiff-buyer alleges that the Company, as broker for the seller, made false representations regarding the GNMA certification of certain mortgage pools the servicing rights of which were offered for sale in a written offering. The plaintiff further alleges that it relied on the Company's representations in purchasing the servicing rights from the seller. The plaintiff seeks recovery of: (a) the deposit paid to the seller in connection with the purchase thereof in the amount of $147,000; (b) $1,400,000 that the plaintiff claims it paid to GNMA to settle a dispute regarding the certification of the mortgage pools; and (c) approximately $1,400,000 in lost profits.

                           Matrix Capital Corporation

13. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

The Company has been named a defendant in an action which commenced on or about August 8, 1997. The plaintiff alleges that the Company, as servicer, breached the terms of the underlying note and deed of trust with plaintiff and otherwise committed negligence, fraud and violations of RESPA in connection with their servicing of plaintiff's mortgage loan. The Company purchased this mortgage loan and the servicing rights from a third party in December 1996. Plaintiff claims $126,000 in actual damages and $2,000,000 in punitive damages, in addition to interest, attorneys' fees, and other costs and expenses.

The Company and its subsidiaries are parties to various other litigation matters, in most cases involving ordinary and routine claims incidental to the business of the Company. The ultimate legal and financial liability of the Company, if any, with respect to the foregoing litigation cannot be estimated with certainty, but the Company believes, based on its examination of such matters, that such ultimate liability will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Related Party Transactions

The Company had a note receivable from an affiliate of $750,000 at December 31, 1997 and 1996, which bore interest at 13 percent and was due October 1, 2000.
In January 1998, the note was paid in full. The Company had leased office space to the affiliate for approximately $8,500 per month. In January 1998, the space was leased to a third party.

At December 31, 1997 and 1996, the Company had an unsecured loan receivable from a shareholder of approximately $80,000, which bears interest at the prime rate and is due December 31, 1998 which is renewable at the Company's option.

The Company occupies office space under a lease agreement expiring June 30, 2001, at a monthly rental payment of $13,553, in which three officers of subsidiaries of the Company own an equity interest in the lessor.

                           Matrix Capital Corporation

14. DEFINED CONTRIBUTION PLAN

The Company has a 401(k) defined contribution plan (Plan) covering all employees who have elected to participate in the Plan. Each participant may make pretax contributions to the Plan up to 15 percent of such participant's earnings with a maximum of $9,500 in 1997. The Company makes a matching contribution of 25 percent of the participant's total contribution. Matching contributions made by the Company vest over six years. The cost of the plan approximated $116,000, $110,000 and $91,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

15. FINANCIAL INSTRUMENTS

Off-Balance Sheet Risk and Concentration of Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of its business. These instruments are commitments to originate or purchase first mortgage loans and forward loan sale commitments (see Note 13) and involve credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

Commitments to originate or purchase mortgage loans amounted to approximately $26,255,000 at December 31, 1997. The Company plans to fund the commitments in its normal commitment period. The Company evaluates each customer's creditworthiness on a case-by-case basis.

The Company's credit risks comprised the outstanding loans held for sale and loans held for investment as shown in the consolidated balance sheets, and loans sold with recourse aggregating approximately $16,000,000 at December 31, 1997. The loans are located throughout the United States and are collateralized primarily by a first mortgage on the property.

                           Matrix Capital Corporation

15. FINANCIAL INSTRUMENTS (CONTINUED)

Fair Value of Financial Instruments

The carrying amounts and estimated fair value of financial instruments are as follows:

                                                                            DECEMBER 31
                                                                1997                           1996
                                                    -----------------------------  -----------------------------
                                                      CARRYING          FAIR         CARRYING          FAIR
                                                       AMOUNT          VALUE          AMOUNT          VALUE
                                                    ------------------------------------------------------------
                                                                         (In thousands)
Financial assets:
 Cash                                               $  3,296        $  3,296       $  2,855        $  2,855
 Interest earnings deposits                            6,337           6,337          9,754           9,754
 Loans held for sale, net                            456,978         459,231        182,801         183,741
 Loans held for investment, net                       54,394          54,975         29,560          29,824
 Federal Home Loan Bank of Dallas stock                8,700           8,700          2,871           2,871
Financial liabilities:
 Deposits                                            224,982         225,780         90,179          90,401
 Custodial escrow balances                            53,760          53,760         37,881          37,881
 Drafts payable                                        7,506           7,506          5,961           5,961
 Payable for purchase of MSRs                          8,660           8,660          8,044           8,044
 Federal Home Loan Bank of Dallas borrowings
                                                     171,943         171,943         51,250          51,250
 Borrowed money                                       89,909          89,909         42,431          42,431

The following methods and assumptions were used by the Company in estimating the fair value of the financial instruments:

The carrying amounts reported in the balance sheet for cash, interest earnings deposits, Federal Home Loan Bank of Dallas stock, drafts payable, payable for purchase of MSRs, Federal Home Loan Bank of Dallas borrowings, and borrowed money approximate those assets' and liabilities' fair values.

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

The fair value disclosed for demand deposits (e.g., interest and noninterest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a

                           Matrix Capital Corporation

15. FINANCIAL INSTRUMENTS (CONTINUED)

discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected periodic maturities on time deposits. The component commonly referred to as deposit base intangible, was not estimated at December 31, 1997 and 1996 and is not considered in the fair value amount. The fair value disclosed for custodial escrow balances liabilities (noninterest checking) is, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).

16. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Matrix Capital Corporation (Parent Company) is as follows:

                                                                 December 31
                                                       1997          1996          1995
                                                   ---------     --------      --------
CONDENSED BALANCE SHEETS                                        (In thousands)
Assets:
 Cash                                              $  1,459      $     45      $     11
 Other receivables                                    1,040           872           804
 Premises and equipment, net                          1,481         1,405         1,371
 Other assets                                         1,840           507           515
 Investment in and advances to subsidiaries          62,042        36,199        15,201
                                                   --------      --------      --------
Total assets                                       $ 67,862       $39,028       $17,902
                                                   ========      ========     =========
Liabilities and shareholders' equity:
 Borrowed money (a)                                $ 26,002      $  6,372      $  6,751
 Other liabilities                                    1,250           386           465
                                                   --------      --------      --------
Total liabilities                                    27,252         6,758         7,216

Shareholders' equity:
 Common stock                                             1             1             -
 Additional paid in capital                          22,185        21,983         3,769
 Retained earnings                                   18,424        10,286         6,917
                                                   --------      --------      --------
Total shareholders' equity                           40,610        32,270        10,686
                                                   --------      --------      --------
Total liabilities and shareholders' equity         $ 67,862      $ 39,028      $ 17,902
                                                   ========      ========      ========

(a) The Parent's debt is set forth below. The parent also guarantees the revolving warehouse and servicing acquisition loan agreements. See Note 8 for additional information regarding the debt.

                           Matrix Capital Corporation

16. PARENT COMPANY CONDENSED FINANCIAL INFORMATION (CONTINUED)

                                                                   December 31
                                                         1997          1996          1995
                                                      ---------     ---------    ----------
                                                                  (In thousands)
$6,000,000 revolving line of credit                   $             $             $
Senior subordinated notes                                 2,910         2,910         2,910
$2,000,000 note payablerevised bank stock loan            1,786             -             -
Note payablebank stock loan                                   -         2,003         2,289
Note payable to a bank secured by real estate               895           938           921
Notes payable secured by MSR                                411           521           631
Senior notes                                             20,000             -             -
                                                      ---------     ---------    ----------
                                                      $  26,002     $   6,372     $   6,751
                                                      =========     =========    ==========

As of December 31, 1997, the maturities of term notes payable during the next five years and thereafter are as follows:


                                                           (In thousands)

     1998                                                     $ 1,291
     1999                                                       1,124
     2000                                                       2,052
     2001                                                         809
     2002                                                         726
     Thereafter                                                20,000
                                                            ------------
                                                              $26,002
                                                            ============

                           Matrix Capital Corporation

16. PARENT COMPANY CONDENSED FINANCIAL INFORMATION (CONTINUED)


                                                                                  Year Ended December 31
                                                                         1997              1996               1995
                                                                       ---------         ---------         ---------
                                                                                       (In thousands)
CONDENSED STATEMENTS OF INCOME
Income:
 Interest income on loans                                              $     118         $     142         $      44
 Other                                                                       352               130               374
                                                                       ---------         ---------         ---------
Total income                                                                 470               272               418

Expenses:
 Compensation and employee benefits                                        1,700             1,344             1,042
 Occupancy and equipment                                                     333               299                92
 Interest on borrowed money                                                1,593               805               592
 Professional fees                                                           279               138               112
 Other general and administrative (b)                                      1,353               328               704
                                                                       ---------         ---------         ---------
Total expenses                                                             5,258             2,914             2,542
                                                                       ---------         ---------         ---------
Loss before income taxes and equity in income of subsidiaries
                                                                          (4,788)           (2,642)           (2,124)
Income taxes (a)                                                               -                 -                 -
                                                                       ---------         ---------         ---------
Loss before equity in income of subsidiaries                              (4,788)           (2,642)           (2,124)
Equity in income of subsidiaries                                          12,926             6,212             6,047
                                                                       ---------         ---------         ---------
Net income                                                             $   8,138         $   3,570         $   3,923
                                                                       =========         =========         =========

(a) The Company's tax sharing agreement with its subsidiaries provides that the subsidiaries will pay the Parent an amount equal to its individual current income tax provision calculated on the basis of the subsidiary filing a separate return. In the event a subsidiary incurs a net operating loss in future periods, the subsidiary will be paid an amount equal to the current income tax refund the subsidiary would be due as a result of carryback of such loss, calculated on the basis of the subsidiary filing a separate return. Accordingly, the parent's condensed statements of income do not include any income tax benefit for the current losses.

(b) The Parent company has entered into a subaccounting agreement with third parties which require the Parent company to pay a fee to the third party company for record keeping services performed related to custodial escrow deposits directed by that company and maintained at Matrix Bank. The total amount of the subaccounting fees paid by the Parent Company are approximately $544,000, $-0-, and $145,000 for the years ended 1997, 1996, and 1995, respectively

                           Matrix Capital Corporation

16. PARENT COMPANY CONDENSED FINANCIAL INFORMATION (CONTINUED)


                                                                                           Year Ended December 31
                                                                                   1997               1996               1995
                                                                                ---------          ---------          ---------
                                                                                              (In thousands)
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
 Net income                                                                      $  8,138           $  3,570           $ 3,923
 Adjustments to reconcile net income to net cash (used) by operating activities:
   Equity in income of subsidiaries                                               (12,926)            (6,212)           (6,047)
   Dividend from subsidiaries                                                       2,916              1,843             2,207
   Depreciation and amortization                                                      192                127                34
   Increase (decrease) in other liabilities                                           864                (78)             (368)
   Increase in other receivables and other assets                                    (701)              (133)           (1,016)
   Noncash compensation expense                                                         -                  -               101
                                                                                ---------          ---------          ---------
Net cash (used) by operating activities                                            (1,517)              (883)           (1,166)

Investing activities:
 Purchases of premises and equipment                                                 (168)               (88)             (251)
 Investment in and advances to subsidiaries                                       (15,833)           (16,630)           (1,451)
                                                                                ---------          ---------          ---------
Net cash (used) by investing activities                                           (16,001)           (16,718)           (1,702)

Financing activities:
 Repayments of notes payable and revolving line of credit                          (7,870)              (438)           (1,133)
 Proceeds from notes payable and revolving line of credit                           7,500                 59               922
 Dividends paid by pooled company prior to merger                                       -               (201)                -
 Capital contribution by pooled company prior to merger                                 -                 24                 -
 Proceeds from senior subordinated notes                                                -                  -             2,910
 Proceeds from senior notes, net                                                   19,100                  -                 -
 Proceeds from issuance of common stock                                               202                  -                 -
 Proceeds from the sale of common stock                                                 -             18,191                 -
                                                                                ---------          ---------          ---------
Net cash provided by financing activities                                          18,932             17,635             2,699
                                                                                ---------          ---------          ---------
Increase (decrease) in cash                                                         1,414                 34              (169)
Cash at beginning of year                                                              45                 11               180
                                                                                ---------          ---------          ---------
Cash at end of year                                                              $  1,459           $     45           $    11
                                                                                =========          =========          =========

                           Matrix Capital Corporation

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The acquisition of Vintage was completed in February 1997 and was accounted for as a pooling of interests. Accordingly, the unaudited selected quarterly financial data has been restated for all periods presented.

                                                     1997                                                      1996
                            ----------------------------------------------------------------------------------------------------
                             Fourth       Third        Second      First        Fourth       Third        Second       First
                             Quarter      Quarter      Quarter     Quarter      Quarter      Quarter      Quarter      Quarter
                            ----------------------------------------------------------------------------------------------------
                                                              (Dollars in thousands, except per share data)
Operations
Net interest income after
 provision for loan and
 valuation losses           $  3,863     $  3,677     $  3,216    $  2,258      $  2,136     $  1,267    $  1,416      $  1,097
Noninterest income            10,605        9,069        9,412       8,943         7,411        7,911       7,129         4,136
Noninterest expense           10,760        9,057        9,603       8,326         7,760        7,609       6,035         5,251
                            ----------------------------------------------------------------------------------------------------
Income (loss) before income
 taxes                         3,708        3,689        3,025       2,875         1,787        1,569       2,510           (18)
Income taxes (benefits)        1,424        1,459        1,155       1,121           661          626       1,005           (14)
                            ----------------------------------------------------------------------------------------------------
Net income (loss)           $  2,284     $  2,230     $  1,870    $  1,754      $  1,126     $    943    $  1,505      $     (4)
                            ====================================================================================================

Net Income per Share Data
Basic                       $    .34     $    .33     $    .28    $    .26      $    .18     $    .19    $    .32      $    .00
                            ====================================================================================================
Diluted                     $    .34     $    .33     $    .28    $    .26      $    .18     $    .19    $    .32      $    .00
                            ====================================================================================================

Balance Sheet
Total assets                $606,745     $525,511     $502,563    $422,476      $274,559     $208,851    $216,930      $255,232
Total loans, net             511,372      426,007      394,537     319,489       212,361      148,871     149,503       212,894
Shareholders' equity          40,610       38,124       35,894      34,024        32,270       12,954      12,157        10,615

The net income per share for 1996 and the first three quarters of 1997 have been restated to comply with the requirements of FAS 128.

                           Matrix Capital Corporation

18. SUBSEQUENT EVENTS (UNAUDITED)

On February 19, 1998, the Company announced that it had entered into a letter of intent to acquire The Leader Mortgage Company (The Leader), a privately held, Ohio-based mortgage banking concern. The letter of intent provides for the issuance of $27,500,000 of common stock of the Company to the shareholders of The Leader and $4,500,000 in cash related to noncompetition agreements. The Company intends to account for the acquisition as a pooling of interests under generally accepted accounting principles. The letter of intent is subject to a number of conditions including successful negotiation and execution of a definitive agreement and shareholders' approval, and there can be no assurance that this acquisition will be consummated.

On March 25, 1998, the Company signed an agreement to merge the Company with Fidelity National Financial, Inc. (Fidelity), a provider of title insurance and real estate services. It is intended that the merger be treated as a pooling of interests under generally accepted accounting principles. The Company's shares will be converted into the right to receive .80 shares of Fidelity common stock without interest, together with cash in lieu of any fractional share. The conversion to Fidelity shares is based on an exchange ratio, which has been collared between $28.75 and $35.00 per Fidelity share. The merger is subject to due diligence procedures and both regulatory and shareholder approvals.

                               INDEX TO EXHIBITS

 3.1  +  Amended and Restated Articles of Incorporation of the Registrant (3.1)
 3.2  +  Bylaws, as amended, of the Registrant (3.2)
 4.1 # Indenture by and among the Registrant and First Trust National Association, as trustee, relating to 11.50% Senior Notes due 2004 (4.1)
 4.2  +  Specimen certificate for Common Stock of the Registrant (4.1)
 4.3  +. Amended and Restated 1996 Stock Option Plan (4.2)
 4.4  *. Employee Stock Purchase Plan, as amended
 4.5 + Form of Common Stock Purchase Warrant by and between the Registrant and Piper Jaffray, Inc. (4.4)
 4.6 + Form of Common Stock Purchase Warrant by and between the Registrant and Keefe, Bruyette & Woods, Inc. (4.5)
10.1  +  Note and Agency Agreement, dated as of August 1, 1995, by and between the Registrant and PHS Mortgage, Inc. as agent (10.1)
10.2  +  First Amendment to Note and Agency Agreement, dated as of August 2,
           1995, by and between the Registrant and PHS Mortgage, Inc., as agent (10.2)
10.3  +  Form of 13% Senior Subordinated Note (10.3)
10.4  +. Executive Employment Agreement, dated as of January 1, 1996, by and between the Registrant and David Kloos (10.4)
10.5  +. Employment Agreement, dated as of January 1, 1995, between Matrix
           Capital Bank and Gary Lenzo and as amended January 1, 1996 (10.5)
10.6  +  Multiple Advance Term Loan Agreement, dated as of June 27, 1994, by and between Matrix Capital Corporation and CorTrust Bank (10.8)
10.7  +  Multiple Advance Fixed Rate Term Loan Promissory Note, dated as of June
           30, 1994, from Matrix Capital Corporation, as maker, to CorTrust Bank, as payee (10.9)
10.8  +  Mortgage Loan Purchase and Servicing Agreement, dated as of August 1,
           1993, by and between Argo Federal Savings Bank, FSB, and Matrix Financial Services Corporation (10.11)
10.9  +  Mortgage Loan Repurchase Agreement, dated as of March 30, 1995, by and between PaineWebber Real Estate Securities, Inc. and Matrix Financial Services Corporation (10.27)
10.10 +  Multiple Advance Fixed Rate Term Loan Promissory Note, dated as of
           October 19, 1994, from Matrix Capital Corporation, as maker, to CorTrust, as payee (10.29)
10.11 +  Assignment and Assumption Agreement, dated as of June 28, 1996, by and among Mariano C. DeCola, William M. Howdon, R. James Nicholson and Matrix Funding Corp. (10.30)
10.12 +  Development Management Agreement, dated as of June 28, 1996, by and among Fort Lupton, L.L.C. and Matrix Funding Corp. (10.31)
10.13 +  Assignment and Assumption of PUD Agreement, dated as of June 28, 1996, by and among Fort Lupton, L.L.C. and Matrix Funding Corp. (10.32)
10.14 +  Lease, dated as of October 1, 1995, by and between the Registrant and
           Matrix Financial Services Corporation (10.33)
10.15 *  Promissory Note, dated as of December 31, 1997, from D. Mark Spencer, as maker, to the Registrant, as payee
10.16 +  Fort Lupton Golf Course Residential and Planned Unit Development
           Agreement, dated as of November 28, 1995 (10.36)
10.17 +  Loan Agreement, dated as of June 21, 1996, by and between Matrix
           Funding Corporation and The First Security Bank (10.41)
10.18 +  Loan Agreement, dated as of June 29, 1995, by and between the
           Registrant and Bank One, Arizona, N.A. (10.42)
10.19 +  Promissory Note, dated as of June 29, 1995, from the Registrant to Bank
           One, Arizona, N.A. (10.43)

  10.20 +    Deed of Trust, Assignment of Rents, Security Agreement and Fixture
               Filing, dated as of June 29, 1995, from the Registrant to Arizona Trust Deed Corporation, as trustee (10.44)
  10.21 +    Loan Agreement, dated July 10, 1992, by and between American
               Strategic Income Portfolio Inc. and Matrix Financial Services Corporation (10.45)
  10.22 +    Promissory Note, dated as of July 10, 1992, by Matrix Financial
               Services Corporation, as maker, to American Strategic Income Portfolio, Inc., as payee (10.46)
  10.23 +++  Agreement and Plan of Merger, dated as of November 22, 1996, by and among the Registrant, The Vintage Group, Inc. and Matrix/Vintage Acquisition, Inc. (10.1)
  10.24 +++  Asset Purchase and Exchange Agreement, dated as of February 4,
               1997, by and among the Registrant and STC Holdings, Inc. (10.2)
  10.25 **   Revolving Subordinated Loan Agreement, dated as of October 18,
               1996, by and between Matrix Financial Services Corporation and the Registrant (10.31)
  10.26 **   Amended and Restated Loan Agreement, dated as of January 31, 1997, by and between Matrix Financial Services Corporation, as borrower, and Bank One, Texas, N.A., as agent, and certain lenders, as lenders (10.32)
  10.27 *    Form of Warehouse Note, dated as of March 1, 1998, from Matrix
               Financial Services Corporation, as borrower, to the lenders under the Amended and Restated Loan Agreement
  10.28 **   Amended and Restated Swing Note, dated as of January 31, 1997, from
               Matrix Financial Services Corporation, as borrower to the lenders under the Amended and Restated Loan Agreement (10.34)
  10.29 **   Amended and Restated Working-Capital Note, dated as of January 31,
               1997, from Matrix Financial Services Corporation, as borrower to the lenders under the Amended and Restated Loan Agreement (10.35)
  10.30 **   Amended and Restated Term-Line Note, dated as of January 31, 1997, from Matrix Financial Services Corporation, as borrower, to the lenders under the Amended and Restated Loan Agreement (10.36)
  10.31 **   Amended and Restated Guaranty, dated as of January 31, 1997, from the Registrant to Bank One, Texas, N.A., as agent (10.37)
  10.32 **.  Employment Agreement, dated as of February 4, 1997, by and between the Registrant and Paul Skretny (10.38)
  10.33 **   Credit Agreement, dated as of March 12, 1997, by and between Matrix
               Capital Corporation, as borrower, and Bank One, Texas, N.A., as agent, and certain lenders, as lenders (10.39)
  10.34 **   Term Note, dated as of March 12, 1997, from Matrix Capital
               Corporation, as borrower, and Bank One, Texas, N.A., as lender (10.40)
  10.35 **   Revolving Note, dated as of March 12, 1997, from Matrix Capital
               Corporation, as borrower, and Bank One, Texas, N.A., as lender (10.41)
  10.36 **   Guaranty Form, dated as of March 12, 1997, from each of the
               Registrant's significant subsidiaries to Bank One, Texas, N.A., as agent (10.42)
  10.37 *.   Agreement, dated October 1, 1997, with T. Allen McConnell
  10.38 *.   Amendment of Employment Agreement of Gary Lenzo, dated January 28,
               1998
  10.39 *    Third Amendment to Amended and Restated Loan Agreement, dated as of
               March 1, 1998, between Matrix Financial Services Corporation, as borrower, Bank One, Texas, N.A., as agent, and certain lenders, as lenders
  10.40 *    Overline Note, dated as of March 1, 1998, from Matrix Financial
               Services Corporation, as borrower, to Bank One, Texas, N.A., as lender
     21 *    Subsidiaries of the Registrant
     23 *    Consent of Ernst & Young LLP
     27 *    Financial Data Schedule

________________________
*    Filed herewith

+ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's registration statement on Form S-1 (No. 333-10223), filed by the Registrant with the Commission.

++ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1997, filed by the Registrant with the Commission.

+++ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's current report on Form 8-K, filed with the Commission on February 20, 1997.

# Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's registration statement on Form S-1 (No. 333-34977), filed by the Registrant with the Commission .

** Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1996, filed by the Registrant with the Commission.

 .    Management contract or compensatory plan or arrangement