Form 10-Q
period 1998-03-31
MATRIX CAPITAL CORP /CO/
filed 1998-05-12
CIK 944725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]



     Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on May 8, 1998 was 6,705,130 shares.

                                TABLE OF CONTENTS




                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets
          March 31, 1998 (unaudited) and
          December 31, 1997..................................................  3

        Condensed Consolidated Statements of Income
          Three months ended March 31, 1998 and 1997 (unaudited).............  4

        Condensed Consolidated Statements of Changes in Shareholders' Equity
          Three months ended March 31, 1998 and 1997 (unaudited).............  5

        Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 1998 and 1997 (unaudited).............  6

        Notes to Unaudited Condensed Consolidated Financial Statements.......  7

ITEM 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 10


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.................................................... 17

ITEM 2. Changes in Securities and Use of Proceeds............................ 17

ITEM 3. Defaults Upon Senior Securities...................................... 17

ITEM 4. Submissions of Matters to a Vote of Security Holders................. 17

ITEM 5. Other Information.................................................... 17

ITEM 6. Exhibits and Reports on Form 8-K..................................... 18

SIGNATURES................................................................... 19


                         Part I - Financial Information

Item 1.   Financial Statements
                           Matrix Capital Corporation
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                                      March 31,            December 31,
                                                                                        1998                   1997
                                                                                  ---------------        --------------
                                                                                    (unaudited)
Assets
Cash                                                                                  $    10,552         $      3,296
Interest-earning deposits                                                                  14,528                6,337
Loans held for sale, net                                                                  514,731              456,978
Loans held for investment, net                                                             58,855               54,394
Mortgage servicing rights, net                                                             48,845               36,440
Other receivables                                                                          23,433               22,695
Federal Home Loan Bank of Dallas stock                                                      9,149                8,700
Premises and equipment, net                                                                 9,033                9,012
Other assets                                                                                9,391                8,893
                                                                                  ---------------        -------------
            Total assets                                                              $   698,517          $   606,745
                                                                                  ===============        =============

Liabilities and shareholders' equity
Liabilities:
   Deposits                                                                           $   316,303          $   224,982
   Custodial escrow balances                                                               75,687               53,760
   Drafts payable                                                                          11,063                7,506
   Payable for purchase of mortgage servicing rights                                       14,374                8,660
   Federal Home Loan Bank of Dallas borrowings                                            104,000              171,943
   Borrowed money                                                                         125,607               89,909
   Other liabilities                                                                        7,159                9,192
   Income taxes payable                                                                     1,527                  183
                                                                                  ---------------        -------------
            Total liabilities                                                             655,720              566,135

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $.0001; authorized 5,000,000 shares; no shares outstanding
   Common stock,  par value $.0001;  authorized  50,000,000  shares;  issued and outstanding 6,704,080 and 6,703,880 at March 31, 1998 and December 31,
     1997, respectively                                                                         1                    1
   Additional paid in capital                                                              22,187               22,185
   Retained earnings                                                                       20,609               18,424
                                                                                  ---------------        -------------
            Total shareholders' equity                                                     42,797               40,610
                                                                                  ---------------        -------------
            Total liabilities and shareholders' equity                                $   698,517          $   606,745
                                                                                  ===============        =============

See accompanying notes.



                           Matrix Capital Corporation
                   Condensed Consolidated Statements of Income

               (Dollars in thousands except per share information)

                                   (unaudited)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                          1998              1997
                                                                                    ----------------   --------------

Interest income
  Loans and mortgage-backed securities                                                    $   11,301       $    5,084
  Interest-earning deposits                                                                      285              412
                                                                                    ----------------   --------------
    Total interest income                                                                     11,586            5,496

Interest expense
  Interest on deposits                                                                         2,864            1,648
  Interest on borrowings                                                                       4,289            1,498
                                                                                    ----------------   --------------
    Total interest expense                                                                     7,153            3,146
                                                                                    ----------------   --------------
  Net interest income before provision for loan
    and valuation losses                                                                       4,433            2,350
  Provision for loan and valuation losses                                                        450               92
                                                                                    ----------------   --------------
    Net interest income                                                                        3,983            2,258

Noninterest income
  Loan administration                                                                          3,743            3,982
  Brokerage                                                                                    1,672            1,137
  Trust services                                                                               1,001              879
  Gain on sale of loans                                                                        1,133              118
  Gain on sale of mortgage servicing rights                                                      837            1,411
  Loan origination                                                                             1,411              641
  Other                                                                                        1,122              775
                                                                                    ----------------   --------------
    Total noninterest income                                                                  10,919            8,943

Noninterest expenses
  Compensation and employee benefits                                                           5,127            3,461
  Amortization of mortgage servicing rights                                                    1,594            1,527
  Occupancy and equipment                                                                        666              501
  Postage and communications                                                                     542              316
  Professional fees                                                                              249              200
  Data processing                                                                                346              152
  Other general and administrative                                                             2,854            2,169
                                                                                    ----------------   --------------
    Total noninterest expense                                                                 11,378            8,326
                                                                                    ----------------   --------------
    Income before income taxes                                                                 3,524            2,875
  Provision for income taxes                                                                   1,339            1,121
                                                                                    ----------------   --------------
    Net income                                                                            $    2,185           $1,754
                                                                                    ================   ==============
Net income per share                                                                      $      .33       $      .26
                                                                                    ================   ==============
Net income per share assuming dilution                                                    $      .32       $      .26
                                                                                    ================   ==============
Weighted average shares                                                                    6,704,026        6,681,031
                                                                                    ================   ==============
Weighted average shares assuming dilution                                                  6,841,679        6,777,239
                                                                                    ================   ==============
See accompanying notes.




                           Matrix Capital Corporation
            Condensed Consolidated Statements of Shareholders' Equity

                             (Dollars in thousands)
                                   (unaudited)




                                                 Common Stock                 Additional
                                         -------------------------------        Paid In            Retained
                                             Shares           Amount            Capital            Earnings            Total
                                         --------------    -------------    ---------------    ----------------    -------------

Three months ended March 31, 1998
----------------------------------------

Balance at December 31, 1997                  6,703,880     $          1       $   22,185          $   18,424       $   40,610
Exercise of stock options                           200                                 2                                    2
Net income                                            -                -                -               2,185            2,185
                                              ---------     ------------       ----------          ----------       ----------
Balance at March 31, 1998                     6,704,080     $          1       $   22,187          $   20,609       $   42,797
                                              =========     ============       ==========          ==========       ==========
Three months ended March 31, 1997
----------------------------------------
Balance at December 31, 1996                  6,681,031     $          1       $   21,983          $   10,286       $   32,270
Net income                                            -                -                -               1,754            1,754
                                              ---------     ------------       ----------          ----------       ----------
Balance at March 31, 1997                     6,681,031     $          1       $   21,983          $   12,040       $   34,024
                                              =========     ============       ==========          ==========       ==========

See accompanying notes.




                           Matrix Capital Corporation
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                   (unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,

                                                                                   1998              1997
                                                                                -----------      ------------

Operating activities
Net income                                                                        $   2,185         $   1,754
Adjustments to reconcile net income to net cash used by operating activities:
 Depreciation and amortization                                                          421               370
 Provision for loan and valuation losses                                                450                92
 Amortization of mortgage servicing rights                                            1,594             1,527
   Gain on sale of loans                                                            (1,133)             (118)
 Gain on sale of mortgage servicing rights                                            (837)           (1,411)
 Loss related to recourse sales
                                                                                          -               225
 Loans originated for sale, net of loans sold                                      (27,582)          (10,790)
 Loans purchased for sale                                                         (110,674)         (106,330)
 Proceeds from sale of loans purchased for sale                                      64,651             5,455
 Originated mortgage servicing rights, net                                            (651)              (14)
 Increase in other receivables and other assets                                        (86)           (6,689)
   Increase (decrease) in other liabilities and income taxes payable                  (689)             2,762
                                                                                  ---------         ---------
Net cash used by operating activities                                              (72,351)         (113,167)
Investing activities
Loans originated and purchased for investment                                      (13,806)           (4,365)
Principal repayments on loans                                                        29,339             8,687
Purchase of Federal Home Loan Bank of Dallas stock                                    (449)              (41)
Purchases of premises and equipment                                                   (376)             (200)
Acquisition of mortgage servicing rights                                           (10,170)          (24,865)
Proceeds from sale of mortgage servicing rights                                       2,256             1,750
                                                                                  ---------         ---------
Net cash provided (used) by investing activities                                      6,794          (19,034)
Financing activities
Net increase in deposits                                                             91,321            91,797
Net increase in custodial escrow balances                                            21,927            31,559
Decrease in revolving lines and repurchase agreements, net                         (44,587)           (6,695)
Repayments of notes payable                                                        (11,436)           (2,051)
Proceeds from notes payable                                                          23,822            29,300
Repayment of financing arrangements                                                    (45)              (38)
Proceeds from issuance of common stock related to employee
    stock option plan                                                                     2                 -
                                                                                  ---------         ---------
Net cash provided by financing activities                                            81,004           143,872
                                                                                  ---------         ---------
Increase in cash and cash equivalents                                                15,447            11,671
Cash and cash equivalents at beginning of period                                      9,633            12,609
                                                                                  ---------         ---------
Cash and cash equivalents at end of period                                        $  25,080         $  24,280
                                                                                  =========         =========
Supplemental disclosure of noncash activity
Payable for purchase of mortgage servicing rights                                 $  14,374         $   7,389
                                                                                  =========         =========
Supplemental disclosure of cash flow information
Cash paid for interest expense                                                    $   7,703         $   2,979
                                                                                  =========         =========
Cash paid for income taxes                                                        $       -         $     609
                                                                                  =========         =========

See accompanying notes.

                           Matrix Capital Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
                   Three Months Ended March 31, 1998 and 1997

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Matrix Capital Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes hereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share, and restated all prior period earnings per share data, as required.

The Company also adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (Statement No. 130), as of January 1, 1998. Statement No. 130 requires reclassification of financial statements for earlier periods provided for comparative purposes. The Company's adoption of Statement No. 130 has not resulted in any change in presentation, as there is no material effect on the Company's consolidated financial statements as a result of the adoption.

(2) Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:



                                                                                Three Months Ended March 31,
                                                                                 1998                    1997
                                                                           -----------------      ------------------
                                                                                   (Dollars in thousands)
Numerator:
     Net income available to common shareholders                           $           2,185       $           1,754
                                                                           =================       =================

Denominator:
     Weighted average shares outstanding                                           6,704,026               6,681,031
     Effect of dilutive securities:
          Common stock options                                                       118,034                  85,733
          Common stock warrants                                                       19,619                  10,475
                                                                           -----------------       -----------------
     Dilutive potential common shares                                                137,653                  96,208
                                                                           -----------------       -----------------
     Denominator for net income per share assuming dilution                        6,841,679               6,777,239
                                                                           =================       =================

(3) Mortgage Servicing Rights

The activity in the Mortgage Servicing Rights ("MSRs") is summarized as follows:


                                                Three Months
                                                    Ended               Year Ended
                                                  March 31,            December 31,
                                                    1998                   1997
                                              -----------------       ---------------
                                                 (unaudited)
                                                       (Dollars in thousands)
Balance at beginning of period                       $   36,440            $   23,680
Purchases                                                15,884                37,151
Originated, net                                             651                   818
Amortization                                            (1,594)               (6,521)
Sales                                                   (2,536)              (18,688)
                                              -----------------       ---------------
Balance at end of period                             $   48,845            $   36,440
                                              =================       ===============

Accumulated amortization of mortgage servicing rights aggregated approximately $18.0 million and $17.2 million at March 31, 1998 and December 31, 1997, respectively.

The Company's servicing portfolio (excluding subserviced loans) was comprised of the following:


                                       March 31,                            December 31,
                                        1998                                   1997
                           --------------------------------       -----------------------------------
                              Number           Principal              Number            Principal
                             Of Loans           Balance              of Loans            Balance
                                              Outstanding                              Outstanding
                           ------------      --------------       --------------     ----------------
                                    (unaudited)
                                                    (Dollars in thousands)

FHLMC                            24,381    $      1,515,485               13,134    $         715,513
FNMA                             22,577           1,570,356               18,000            1,168,199
GNMA                              8,752             401,228               15,845              615,234
Other VA, FHA, and
    conventional loans           14,490             838,490               14,538              849,116
                           ------------      --------------       --------------     ----------------
                                 70,200    $      4,325,559               61,517    $       3,348,062
                           ============      ==============       ==============     ================


The Company's custodial escrow balances shown in the accompanying condensed consolidated balance sheets pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced by the Company, aggregating approximately $73.2 million and $49.7 million at March 31, 1998 and December 31, 1997, respectively. The Company also had custodial escrow accounts on deposit for other mortgage companies aggregating approximately $2.5 million and $4.1 million at March 31, 1998 and December 31, 1997, respectively.

(4) Deposits

Deposit account balances are summarized as follows:


                                     March 31,                                 December 31,
                                       1998                                        1997
                        ------------------------------------          ------------------------------------
                                                   Weighted                                      Weighted
                                                   Average                                        Average
                            Amount     Percent       Rate                Amount      Percent       Rate
                        -------------- --------   ----------          ------------  ---------    ---------
                                    (unaudited)
                                                      (Dollars in thousands)
Passbook accounts      $         2,688     0.85 %       3.85%          $     2,851       1.27%        3.95 %
NOW accounts                    30,080     9.51         1.75                26,382      11.73         1.62
Money market accounts          104,251    32.96         2.85                99,899      44.40         2.96
                        -------------- --------   ----------          ------------  ---------    ---------
                               137,019    43.32         2.67               129,132      57.40         2.70
Certificate accounts           179,284    56.68         5.68                95,850      42.60         5.94
                        -------------- --------   ----------          ------------  ---------    ---------
    Total deposits     $       316,303   100.00  %      4.24%          $   224,982     100.00%        4.09 %
                        ============== ========   ==========          ============  =========    =========

At March 31, 1998 and December 31, 1997, brokered deposits accounted for approximately $80.1 million and $0, respectively, of the total certificate accounts shown above.

(5) Commitments and Contingencies

At March 31, 1998, the Company had $104.6 million in pipeline and funded loans offset with mandatory forward commitments of $79.0 million and nonmandatory forward commitments of $12.6 million.

As of March 31, 1998, the Company had identified and hedged approximately $300 million of its mortgage servicing portfolio using a program of exchange-traded future and options. At March 31, 1998, the net realized deferred gains and the unrealized deferred gain/loss of the open positions was approximately $257,000.

In June 1996, the Company purchased 154 acres of land for $1.3 million in cash for the purpose of developing residential and multi-family lots in Ft. Lupton, Colorado. As part of the acquisition, the Company entered into a Residential Facilities Development Agreement (the "Development Agreement") with the City of Ft. Lupton. The Development Agreement is a residential and planned unit development agreement providing for the orderly planning, engineering and development of a golf course and surrounding residential community. The City of Ft. Lupton is responsible for the development of the golf course and the Company is responsible for the development of the surrounding residential lots. The Development Agreement sets forth a mandatory obligation on the part of the Company to pay the City of Ft. Lupton pledged enhancement assessments of $600,000. These pledged enhancement assessments require the Company to pay the City a $2,000 fee each time the Company sells a developed residential lot. The Company is obligated to pay a minimum of $60,000 in assessment fees per year beginning in 1998 and continuing through 2007.

The Company also entered into a development management agreement with a local developer to complete the development of the land. At March 31, 1998 and December 31, 1997, the total basis of the land development is $3.2 million and $2.8 million, respectively, and is classified in other assets in the accompanying condensed consolidated balance sheets.

(6) Business Combinations

On March 25, 1998, the Company signed an agreement to merge the Company with a newly-formed subsidiary of Fidelity National Financial, Inc. ("Fidelity"), which is primarily a provider of title insurance and other title- related services. It is intended that the merger be treated as a pooling of interests under generally accepted accounting principles. The Company's shares will be converted into the right to receive .80 shares of Fidelity common stock without interest, together with cash in lieu of any fractional shares. The conversion to Fidelity shares is based on an exchange ratio, which has been collared between $28.75 and $35.00 per Fidelity share. The merger is subject to both regulatory and shareholder approvals.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's principal activities focus on traditional banking, mortgage banking and the administration of self- directed trust accounts. The Company's traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. The Company's mortgage banking activities consist primarily of purchasing and selling residential mortgage loans and residential mortgage servicing rights; offering brokerage, consulting and analytical services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; originating residential mortgages; and providing real estate management and disposition services. The Company's trust activities focus primarily on the administration of self-directed individual retirement accounts, qualified retirement plans and custodial and directed trust accounts. These activities are conducted through the Company's primary subsidiaries, Matrix Capital Bank ("Matrix Bank"), Matrix Financial Services Corporation ("Matrix Financial"), Sterling Trust Company ("Sterling Trust"), United Financial, Inc. ("United Financial"), United Special Services, Inc. ("USS"), United Capital Markets, Inc. ("UCM") and First Matrix Investment Services Corporation ("First Matrix").

The principal components of the Company's revenues consist primarily of net interest income recorded by Matrix Bank and Matrix Financial, loan administration fees generated by Matrix Financial, brokerage fees realized by United Financial, loan origination fees and gains on sales of mortgage loans and mortgage servicing rights generated by Matrix Bank and Matrix Financial and trust service fees generated by Sterling Trust. While USS and UCM have not generated significant revenues during their limited operating histories, management anticipates that they will make a larger contribution to the Company's revenues in the future. The Company's results of operations are influenced by changes in interest rates and the effect of these changes on the interest spreads of the Company, the volume of loan originations, mortgage loan prepayments and the value of mortgage servicing portfolios.

Forward-Looking Information

Certain information contained in this quarterly report constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology. The statements contained in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 1998, constitute cautionary statements identifying important factors, including certain risk and uncertainties, with respect to such forward-looking statements that could cause actual results to differ materially from those reflected in such forward-looking statements.

Results of Operations for the
Quarter Ended March 31, 1998 Compared to the Quarter Ended March 31, 1997

Net Income; Return on Average Equity. Net income increased $431,000, or 24.6%, to $2.2 million, or $.32 per share for the quarter ended March 31, 1998 as compared to $1.8 million, or $.26 per share, for the quarter ended March 31, 1997. Return on average equity for the two quarters was comparable with a return of 21.2% for the quarter ended March 31, 1998 as compared to 21.1% for the quarter ended March 31, 1997.

Net Interest Income. Net interest income before provision for loan and valuation losses increased $2.0 million, or 88.6%, to $4.4 million for the quarter ended March 31, 1998 as compared to $2.4 million for the quarter ended March 31, 1997. Although the Company's net interest margin decreased to 3.14% for the quarter ended March 31, 1998 as compared to 3.58% for the quarter ended March 31, 1997, the interest rate spread increased to 2.71% for the quarter ended March 31, 1998 from 2.55% for the quarter ended March 31, 1997. The increases in net interest income before provision for loan and valuation losses and interest rate spread and the decrease in net interest margin for the quarter ended March 31, 1998 were attributable to the following: a 134.9% increase in the Company's average loan balance to $539.4 million for the quarter ended March 31, 1998 from $229.7 million for the quarter ended March 31, 1997, and a decrease in the cost of interest-bearing liabilities to 5.49% for the quarter ended March 31, 1998 as compared to 5.83% for the quarter ended March 31, 1997. The above were offset by a 141.5% increase in average interest-bearing liabilities to $521.2 million for the quarter ended March 31, 1998 as compared to $215.8 million for the quarter ended March 31, 1997, and a decrease in the Company's yield on interest-earning assets to 8.20% from 8.38% for the quarters ended March 31, 1998 and 1997, respectively. The decrease in the Company's yield on interest-earning assets was attributable to the lower yield earned on the loan portfolio which decreased to 8.38% as compared to 8.85% for the quarters ended March 31, 1998 and 1997, respectively. The loan portfolio yield decrease is attributable to the overall market decrease in interest rates and the acquisition of fewer discounted loans by the Company. The transfer of low-cost fiduciary deposits to Matrix Bank following the Company's acquisition of The Vintage Group, Inc. ("Vintage") was primarily responsible for the decrease in the Company's cost of interest-bearing liabilities. For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. Provision for loan losses increased $358,000 to $450,000 for the quarter ended March 31, 1998 as compared to $92,000 for the quarter ended March 31, 1997. This increase was primarily attributable to the increase in the balance of loans receivable, which increased to $573.6 million at March 31, 1998 as compared to $320.2 million at March 31, 1997. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "--Asset Quality--Nonperforming Assets."

Loan Administration. Loan administration fees decreased $239,000, or 6.0%, to $3.7 million for the quarter ended March 31, 1998 as compared to $4.0 million for the quarter ended March 31, 1997. Loan administration fees are affected by factors that include the size of the Company's residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. This decrease was primarily attributable to decreases in the average balance of the mortgage servicing portfolio, the servicing spread and payment collections. The mortgage loan servicing portfolio had an average balance of $3.2 billion for the quarter ended March 31, 1998 as compared to $3.5 billion for the quarter ended March 31, 1997. However, the mortgage loan servicing portfolio had an ending balance of $4.3 billion at March 31, 1998, which is an increase of $1.0 billion, or 29.2%, from $3.3 billion at March 31, 1997. Approximately $1.3 billion of the total $4.3 billion portfolio of mortgage servicing rights at March 31, 1998 was acquired at the end of the first quarter; no income was recognized from this acquisition during the first quarter. As such, loan administration income from the net increase will not be fully realized until the second quarter of 1998.

Brokerage Fees. Brokerage fees increased $535,000, or 47.1%, to $1.7 million for the quarter ended March 31, 1998 as compared to $1.1 million for the quarter ended March 31, 1997. This increase is a direct result of market conditions, which saw more purchases and sales of servicing portfolios. The balance of residential mortgage servicing portfolios brokered by United Financial, in terms of aggregate unpaid principal balances on the underlying loans, increased $6.6 billion, or 83.5%, to $14.5 billion for the quarter ended March 31, 1998 as compared to $7.9 billion for the quarter ended March 31, 1997.

Trust Service Fees. Trust service fees increased $122,000, or 13.9%, to $1.0 million for the quarter ended March 31, 1998 as compared to $879,000 for the quarter ended March 31, 1997. This increase is associated with the growth in the number of trust accounts under administration at Sterling Trust, which increased to 30,193 at March 31, 1998 from 26,943 at March 31, 1997 and the increase in the total assets under administration which increased to over $1.5 billion at March 31, 1998 from approximately $1.2 billion at March 31, 1997.

Gain on Sale of Loans. Gain on the sale of loans increased $1.0 million to $1.1 million for the quarter ended March 31, 1998 as compared to $118,000 for the quarter ended March 31, 1997. Gain on the sale of loans can fluctuate significantly from quarter to quarter and year to year based on a variety of factors, such as the current interest rate environment, the supply of loan portfolios in the market, the mix of loan portfolios available, the type of loan portfolios the Company purchases and the particular loan portfolios the Company elects to sell.

Gain on Sale of Mortgage Servicing Rights. Gain on the sale of mortgage servicing rights decreased $574,000 to $837,000 for the quarter ended March 31, 1998 as compared to $1.4 million for the quarter ended March 31, 1997. In terms of aggregate outstanding principal balances of mortgage loans underlying such servicing rights, the Company sold $178.0 million in purchased mortgage servicing rights for the quarter ended March 31, 1998 as compared to $509.8 million for the quarter ended March 31, 1997. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter and from year to year based on the market value of the Company's servicing portfolio, the particular servicing portfolios the Company elects to sell and the availability of similar portfolios in the market. Due to the Company's position in and knowledge of the market, the Company will at times sell servicing portfolios if it is determined that the market value is greater than the economic value which would be achieved from holding the servicing portfolio.

Loan Origination. Loan origination income increased $770,000, or 120.1%, to $1.4 million for the quarter ended March 31, 1998 as compared to $641,000 for the quarter ended March 31, 1997. This increase was primarily attributable to the increase in wholesale residential mortgage loan production by $55.8 million, or 58.4%, to $151.3 million for the quarter ended March 31, 1998 as compared to $95.5 million for the quarter ended March 31, 1997. Loan origination income includes all mortgage loan fees, secondary marketing activity on new loan originations, and servicing release premiums on net originations sold, net of origination costs.

Other Income. Other income increased $347,000, or 44.8%, to $1.1 million for the quarter ended March 31, 1998 as compared to $775,000 for the quarter ended March 31, 1997. Other income mainly consists of fee income, including credit card fees earned by Matrix Bank, consulting income earned by UCM, income earned by First Matrix, and USS service fee income. The increase in other income resulted primarily from increased activities at USS and UCM.

Noninterest Expense. Noninterest expense increased $3.1 million, or 36.7%, to $11.4 million for the quarter ended March 31, 1998 as compared to $8.3 million for the quarter ended March 31, 1997. This increase was due to expenses related to the overall growth and expansion of the Company that occurred during the second, third and fourth quarters of 1997 and the first quarter of 1998. This growth and expansion included the opening of a new lending office of Matrix Bank, the opening of a telemarketing call center for the origination of loans for Matrix Financial and the opening of a new lending subsidiary of Matrix Financial. The following table details the major components of noninterest expense for the periods indicated:


                                                                                      Quarter Ended
                                                                                        March 31,
                                                                              -----------------------------
                                                                                   1998            1997
                                                                              --------------  -------------
                                                                                     (In thousands)
Compensation and employee benefits ...........................................  $      5,127   $      3,461
Amortization of mortgage servicing rights ....................................         1,594          1,527
Occupancy and equipment.......................................................           666            501
Postage and communication.....................................................           542            316
Professional fees.............................................................           249            200
Data processing...............................................................           346            152
Other.........................................................................         2,854          2,169
                                                                                 -----------    -----------
    Total.....................................................................  $     11,378   $      8,326
                                                                                 ===========    ===========

Compensation and employee benefits increased $1.6 million, or 48.1%, to $5.1 million for the quarter ended March 31, 1998 as compared to $3.5 million for the quarter ended March 31, 1997. This increase was the result of an increase in the volume of loan originations and servicing brokerage, which results in increased commissions, and the growth and expansion of the Company (as discussed above). The Company had an increase of 106 employees, or 38.0%, to 385 full-time employees at March 31, 1998 as compared to 279 full-time employees at March 31, 1997.

Amortization of mortgage servicing rights increased $67,000, or 4.4%, to $1.6 million for the quarter ended March 31, 1998 as compared to $1.5 million for the quarter ended March 31, 1997. Amortization of mortgage servicing rights fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The Company's prepayment rates on its servicing portfolio averaged 16.3% for the quarter ended March 31, 1998 as compared to 9.0% for the quarter ended March 31, 1997.

The remainder of noninterest expense, which includes occupancy and equipment expenses, postage and communication expenses, professional fees, data processing costs and other expenses, increased $1.4 million, or 39.6%, to $4.7 million for the quarter ended March 31, 1998 as compared to $3.3 million for the quarter ended March 31, 1997. The increase was primarily attributable to the growth and expansion of the Company's business lines, especially with regard to Matrix Bank, Vintage, Matrix Financial and USS.

Provision for Income Taxes. The provision for income taxes increased by $218,000 to $1.3 million for the quarter ended March 31, 1998 as compared to $1.1 million for the quarter ended March 31, 1997. The increase in pretax income was offset by a reduction in the effective tax rate to 38.0% for the quarter ended March 31, 1998 as compared to 39.0% for the quarter ended March 31, 1997.

Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated, information regarding the Company's average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields and costs. Average interest rate information for the quarters ended March 31, 1998 and 1997 have been annualized. Ratio, yield and rate information is based on daily averages where available; otherwise, average monthly balances have been used. Nonaccrual loans have been included in the calculation of average balances for loans for the periods indicated.

                                                                    Quarter Ended
                                                                      March 31,
                                      ----------------------------------------------------------------------------
                                                     1998                                    1997
                                      ----------------------------------      ------------------------------------
                                       Average                   Average         Average                  Average
                                       Balance       Interest      Rate          Balance      Interest      Rate
                                      ----------    ----------   --------      -----------   ----------   --------
ASSETS
Interest-earning assets:
  Loans, net                        $    539,449  $     11,301       8.38 %   $    229,659  $     5,084       8.85 %
  Interest-earning deposits               16,400           150       3.66           29,781          371       4.98
  FHLB stock                               9,134           135       5.91            2,871           41       5.71
                                      ----------    ----------   --------      -----------   ----------   --------
    Total interest-earning assets        564,983        11,586       8.20          262,311        5,496       8.38
Noninterest-earning assets:
  Cash                                     7,384                                    12,230
  Allowance for loan and valuation       (1,845)                                   (1,062)
     losses
  Premises and equipment                   9,060                                     7,850
  Other assets                            68,843                                    56,882
                                      ----------                               -----------
    Total noninterest-earning assets      83,442                                    75,900
                                      ----------                               -----------
    Total assets                    $    648,425                              $    338,211
                                      ==========                               ===========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Passbook accounts                 $      2,881  $         28       3.89 %   $      2,799  $        28       4.00 %
  Money market and NOW accounts          116,407           837       2.88           59,320          525       3.54
  Certificates of deposit                140,824         1,999       5.68           74,301        1,095       5.89
  FHLB borrowings                        139,634         1,964       5.63           20,152          277       5.50
  Borrowed money                         121,456         2,325       7.66           59,233        1,221       8.25
                                      ----------    ----------   --------      -----------   ----------   --------
    Total interest-bearing liabilities   521,202         7,153       5.49          215,805        3,146       5.83
                                      ----------    ----------   --------      -----------   ----------   --------
Noninterest-bearing liabilities:
  Demand deposits (including
    custodial escrow balances)            71,596                                    65,941
  Other liabilities                       14,431                                    23,134
                                      ----------                               -----------
    Total noninterest-bearing             86,027                                    89,075
     liabilities
Shareholders' equity                      41,196                                    33,331
                                      ----------                               -----------
Total liabilities and shareholders' $    648,425                              $    338,211
  equity                              ==========                               ===========

Net interest income before provision
  for loan and valuation losses                   $      4,433                              $     2,350
                                                    ==========                               ==========
Interest rate spread                                                 2.71 %                                   2.55 %
                                                                 ========                                 ========
Net interest margin                                                  3.14 %                                   3.58 %
                                                                 ========                                 ========
Ratio of average interest-earning assets to
  average interest-bearing liabilities                            108.40 %                                  121.55%
                                                                 =======                                  ========

                                                       13

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


                                                                                   Quarter Ended
                                                                                     March 31,
                                                                                    1998 vs 1997
                                                                    ---------------------------------------------
                                                                                 Increase (Decrease)
                                                                                  Due to Change in
                                                                    ---------------------------------------------
                                                                       Volume          Rate            Total
                                                                    ------------   -------------   --------------
                                                                               (Dollars in thousands)
Interest-earning assets:
  Loans, net                                                       $       6,490 $         (273)  $         6,217
  Interest-earning deposits                                                (122)            (99)            (221)
  FHLB stock                                                                  93               1               94
                                                                    ------------   -------------   --------------
     Total interest-earning assets                                         6,461           (371)            6,090

Interest-bearing liabilities:
  Passbook accounts                                                            1             (1)                -
  Money market and NOW accounts                                              410            (98)              312
  Certificates of deposit                                                    944            (40)              904
  FHLB borrowings                                                          1,681               6            1,687
  Borrowed money                                                           1,191            (87)            1,104
                                                                    ------------   -------------   --------------
     Total interest-bearing liabilities                                    4,227           (220)            4,007
                                                                    ------------   -------------   --------------
     Change in net interest income before provision for loan and   $       2,234 $         (151)  $         2,083
          valuation losses                                          ============   =============   ==============

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


                                                March 31,             December 31,           December 31,
                                                  1998                    1997                   1996
                                             ---------------        -----------------      ----------------
                                                                 (Dollars in thousands)
Nonaccrual mortgage loans                   $          6,248       $            4,796     $           3,031
Nonaccrual consumer loans                                244                      194                   872
                                             ---------------        -----------------      ----------------
     Total nonperforming loans                         6,492                    4,990                 3,903
Foreclosed real estate                                 1,095                    1,242                   788
Repossessed automobiles                                    -                        -                   506
                                             ---------------        -----------------      ----------------
     Total nonperforming assets             $          7,587       $            6,232     $           5,197
                                             ===============        =================      ================
Total nonperforming loans to total loans               1.13%                    0.97%                 1.83%
Total nonperforming assets to total assets             1.09%                    1.03%                 1.89%
Ratio of allowance for loan and valuation
    losses to total nonperforming loans               31.12%                   35.19%                26.62%


As of March 31, 1998, the Company had no non-government accruing loans that were contractually past due 90 days or more. Beginning in 1996, the Company began to accrue for government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these loans is insured by the federal government. At March 31, 1998, $6.1 million, or 93.4%, of the nonaccrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale". Total loans held for sale at March 31, 1998 were $514.7 million, of which $6.1 million or 1.2% were nonaccrual loans. Against the loans held for sale, the Company has $1.7 million of purchase discounts plus an additional $48.1 million of loans which have some form of recourse to the seller.

The decreases in nonaccrual consumer loans and repossessed automobiles in 1997 is the result of the Company's sale and/or disposal of all of the sub-prime autos and auto loans that the Company repurchased pursuant to limited representations and warranties included in sale agreements. The Company does not anticipate that it will originate any additional sub-prime automobile contracts in the future.

The percentage of the allowance for loan losses to nonaccrual loans varies widely due to the nature of the Company's portfolio of mortgage loans, which are collateralized primarily by residential real estate. The Company analyzes the collateral for each nonperforming mortgage loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan losses. See "--Results of Operations for the Quarter Ended March 31, 1998 Compared to the Quarter Ended March 31, 1997."

Liquidity and Capital Resources

Liquidity represents the ability of the Company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The trend of net cash used by the Company's operating activities experienced over the reported periods results primarily from the growth that Matrix Bank has experienced in its residential loan purchasing activity. The Company anticipates the trend of a net use of cash from operations to continue for the foreseeable future. This anticipation results from the expected growth at Matrix Bank, which management believes will consist primarily of increased activity in the purchasing of loan portfolios. The Company anticipates such growth will be funded through retail deposits, custodial escrow deposits, trust deposits brokered deposits and FHLB borrowings.

Matrix Bank's primary source of funds for use in lending, purchasing bulk loan portfolios, investing and other general purposes are retail deposits, trust deposits, custodial escrow balances, brokered deposits, FHLB borrowings, sales of loan portfolios and proceeds from principal and interest payments on loans. Contractual loan payments and deposit inflows and outflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLB as its primary source for borrowings. At March 31, 1998, Matrix Bank had overnight borrowings from the FHLB of $104.0 million. The trust deposits generated from the trust administration services fluctuate based on the trust assets under administration and to a lesser extent the general economic conditions. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related servicing rights portfolios and the timing of payments for taxes and insurance.

Matrix Bank's leverage capital ratio at March 31, 1998 was 5.6%. This exceeded the leverage capital requirement of 4.0% of adjusted assets by $8.7 million. Matrix Bank's risk-based capital ratio was 10.9% at March 31, 1998. Matrix Bank currently exceeds the risk-based capital requirement of 8.0% of risk weighted assets by $8.6 million.

The Company's principal source of funding for its servicing acquisition activities consists of line of credit facilities provided to Matrix Financial by unaffiliated financial institutions. In prior years, Matrix Financial relied on various sources for funding its servicing acquisition activities, including servicing acquisition lines, the sale of mortgage servicing rights that were accounted for as financings and capital contributions from the Company. As of March 31, 1998, Matrix Financial's servicing acquisition facilities aggregated $30.0 million, of which $5.2 million was available to be utilized after deducting drawn amounts. Final payments for servicing acquired during the first quarter will be made during the second quarter. As such, the Company will utilize the remainder of the current line of credit facilities. It is anticipated that the Company will increase the line of credit facilities for servicing acquisition activities as needed.

The Company's principal source of funding for its loan origination business consists of warehouse lines of credit and sale/repurchase facilities provided to Matrix Financial by financial institutions and brokerage firms. As of March 31, 1998, Matrix Financial's warehouse lines of credit aggregated $90.0 million, of which $24.7 million was available to be utilized.

The Company's principal source of funding for the working capital needs of Matrix Financial consists of working capital facilities provided to Matrix Financial by unaffiliated financial institutions. As of March 31, 1998, Matrix Financial's working capital facilities aggregated $10.0 million, of which $7.7 was available.

In the ordinary course of business, the Company makes commitments to originate residential mortgage loans and holds originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the pipeline loans. The Company mitigates this risk through the use of mandatory and nonmandatory forward commitments to sell loans. As of March 31, 1998, the Company had $104.6 million in pipeline and funded loans offset with mandatory forward commitments of $79.0 million and nonmandatory forward commitments of $12.6 million. The inherent value of the forward commitments is considered in the determination of the lower of cost or market for such loans.

                           Part II - Other Information


Item 1. Legal Proceedings

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

Matrix Financial has been named defendant in an action styled Leslie M. Ronzitti
v. Matrix Financial Services Corp and Wendover Funding. Plaintiff commenced this action on or about August 8, 1997. The plaintiff alleges that Matrix Financial, as subservicer for Matrix Bank, breached the terms of the underlying note and deed of trust with plaintiff and otherwise committed negligence, fraud and violations of RESPA in connection with their servicing of plaintiff's mortgage loan. Matrix Bank purchased this mortgage loan and the servicing rights from a third-party in December 1996. Plaintiff claims $126,000 in actual damages and $2,000,000 in punitive damages, in addition to interest, attorneys' fees, and other costs and expenses. The Company believes that it has defenses to this lawsuit; however, no assurances can be given that an adverse judgment will not be rendered or that such a judgment would not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

The Company is involved from time to time in routine litigation incidental to its business. However, other than described above, the Company believes that it is not a party to any material pending litigation that, if decided adversely to the Company, would have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended March 31, 1998, the Company issued the following unregistered equity securities in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. On January 2, 1998, the Company granted options to various employees of the Company, which are exercisable for a total of 35,000 shares of Common Stock pursuant to the Company's 1996 Amended and Restated Stock Option Plan. All such options are exercisable at $15.25 per share, which was the fair market value of the Common Stock on the date of grant of such options.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

         * 10.1 Second Amendment to Credit Agreement, dated as of September 23, 1997, between Matrix Capital Corporation, as borrower, and Bank One, Texas, N.A., as agent, and certain lenders, as lenders

         * 10.2 Third Amendment to Credit Agreement, dated as of March 12, 1998, between Matrix Capital Corporation, as borrower, and Bank One, Texas, N.A., as agent, and certain lenders, as lenders

         *    27  Financial Data Schedule

Reports on Form 8-K

See Form 8-K filed by the Company, dated March 25, 1998, reporting various information under Item 5 thereof.



----------------------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MATRIX CAPITAL CORPORATION



Dated:      May 12, 1998                          /s/ Guy A. Gibson
            ---------------------------------     ------------------------------

                                                  Guy A. Gibson
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



Dated:      May 12, 1998                         /s/ David W. Kloos
            ---------------------------------    -------------------------------

                                                 David W. Kloos
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Accounting and
                                                 Financial Officer)