Form 10-Q
period 1998-06-30
MATRIX CAPITAL CORP /CO/
filed 1998-08-13
CIK 944725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM __________________ TO ______________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]



     Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on August 10, 1998 was 6,705,230 shares.

                               TABLE OF CONTENTS




                        PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements

             Condensed Consolidated Balance Sheets
                 June 30, 1998 (unaudited) and December 31, 1997.............................  3

             Condensed Consolidated Statements of Income
                 Three and six months ended June 30, 1998 and 1997 (unaudited)...............  4

             Condensed Consolidated Statements of Changes in Shareholders'
                 Equity
             Six months ended June 30, 1998 and 1997 (unaudited).............................  5

             Condensed Consolidated Statements of Cash Flows
                 Six months ended June 30, 1998 and 1997 (unaudited).........................  6

             Notes to Unaudited Condensed Consolidated Financial Statements..................  7

ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations......................................................  10

                          PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS...............................................................  20

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................  21

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.................................................  21

ITEM 4.      SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS............................  21

ITEM 5.      OTHER INFORMATION...............................................................  21

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K................................................  21

SIGNATURES...................................................................................  23


                        Part I - Financial Information
Item 1. Financial Statements
                          Matrix Capital Corporation
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                                   JUNE 30,             DECEMBER 31,
                                                                                     1998                  1997
                                                                             -------------------     -------------------
ASSETS                                                                            (unaudited)
Cash                                                                         $            12,798     $             3,296
Interest-earning deposits                                                                 10,553                   6,337
Loans held for sale, net                                                                 623,577                 456,978
Loans held for investment, net                                                            72,781                  54,394
Mortgage servicing rights, net                                                            46,919                  36,440
Other receivables                                                                         38,452                  22,695
Federal Home Loan Bank of Dallas stock                                                    10,100                   8,700
Premises and equipment, net                                                               10,211                   9,012
Other assets                                                                               9,081                   8,893
Income taxes receivable                                                                      185                       -
                                                                             -------------------     -------------------
    Total assets                                                             $           834,657     $           606,745
                                                                             ===================     ===================


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                                                   $           405,021     $           224,982
  Custodial escrow balances                                                               99,375                  53,760
  Drafts payable                                                                           8,922                   7,506
  Payable for purchase of mortgage servicing rights                                        3,633                   8,660
  Federal Home Loan Bank of Dallas borrowings                                            124,000                 171,943
  Borrowed money                                                                         137,333                  89,909
  Other liabilities                                                                       11,215                   9,192
  Income taxes payable                                                                         -                     183
                                                                             -------------------     -------------------
    Total liabilities                                                                    789,499                 566,135

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.0001; authorized 5,000,000 shares; no shares outstanding
  Common stock, par value $.0001; authorized 50,000,000 shares; issued and outstanding 6,705,230 and 6,703,880 at June 30, 1998 and December 31,
    1997, respectively                                                                           1                     1
  Additional paid in capital                                                                22,202                22,185
  Retained earnings                                                                         22,955                18,424
                                                                             ---------------------   -------------------
    Total shareholders' equity                                                              45,158                40,610
                                                                             ---------------------   -------------------
    Total liabilities and shareholders' equity                               $             834,657   $           606,745
                                                                             =====================   ===================

See accompanying notes.

                          Matrix Capital Corporation
                  Condensed Consolidated Statements of Income
              (Dollars in thousands except per share information)

                                  (unaudited)

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                    JUNE 30,                    JUNE 30,
                                                               1998          1997          1998          1997
                                                           -----------   -----------    -----------   -----------
Interest income
  Loans                                                   $     13,576  $      7,479    $    24,877  $     12,563
  Interest-earning deposits                                        243           147            528           559
                                                           -----------   -----------    -----------   -----------

    Total interest income                                       13,819         7,626         25,405        13,122
INTEREST EXPENSE
  Deposits                                                       3,854         2,190          6,718         3,837
  Borrowings                                                     4,454         2,015          8,887         3,514
                                                           -----------   -----------    -----------   -----------
    Total interest expense                                       8,308         4,205         15,605         7,351
                                                           -----------   -----------    -----------   -----------
  Net interest income before provision for loan and
   valuation losses                                              5,511         3,421          9,800         5,771

Provision for loan and valuation losses                            538           205            988           297
                                                           -----------   -----------    -----------   -----------

  Net interest income                                            4,973         3,216          8,812         5,474
NONINTEREST INCOME
  Loan administration                                            4,587         4,281          8,329         8,264
  Brokerage                                                      1,870           824          3,542         1,961
  Trust services                                                 1,090           890          2,091         1,768
  Gain on sale of loans                                            800           846          1,933           964
  Gain on sale of mortgage servicing rights                          -           942            838         2,352
  Loan origination                                               1,329           867          2,740         1,509
  Other                                                          1,670           762          2,792         1,537
                                                           -----------   -----------    -----------   -----------

    Total noninterest income                                    11,346         9,412         22,265        18,355
NONINTEREST EXPENSES
  Compensation and employee benefits                             5,240         3,442         10,367         6,904
  Amortization of mortgage servicing rights                      2,262         1,649          3,856         3,175
  Occupancy and equipment                                          757           475          1,423           977
  Postage and communication                                        664           347          1,206           663
  Professional fees                                                376           218            626           418
  Data processing                                                  364           202            710           365
  Losses related to recourse sales                                   -           900              -         1,125
  Other general and administrative                               2,967         2,370          5,676         4,303
                                                           -----------   -----------    -----------   -----------
    Total noninterest expense                                   12,630         9,603         23,864        17,930
                                                           -----------   -----------    -----------   -----------
    Income before income taxes                                   3,689         3,025          7,213         5,899
  Provision for income taxes                                     1,343         1,155          2,682         2,275
                                                           -----------   -----------    -----------   -----------
    Net income                                            $      2,346  $      1,870   $      4,531  $      3,624
                                                           ===========   ===========    ===========   ===========
Net income per share                                      $        .35  $        .28   $        .68  $        .54
                                                           ===========   ===========    ===========   ===========
Net income per share assuming dilution                    $        .34  $        .28   $        .66  $        .54
                                                           ===========   ===========    ===========   ===========
Weighted average shares                                      6,704,878     6,681,031      6,704,454     6,681,031
                                                           ===========   ===========    ===========   ===========
Weighted average shares assuming dilution                    6,960,628     6,762,315      6,916,571     6,772,217
                                                           ===========   ===========    ===========   ===========

See accompanying notes.

                          Matrix Capital Corporation
           Condensed Consolidated Statements of Shareholders' Equity

                            (Dollars in thousands)
                                  (unaudited)


                                                 COMMON STOCK
                                                                               ADDITIONAL
                                     -----------------------------------         PAID IN            RETAINED
                                          SHARES              AMOUNT             CAPITAL            EARNINGS            TOTAL
                                     ---------------    ----------------    ----------------    ----------------    --------------
Six months ended June 30, 1998
-------------------------------------

Balance at December 31, 1997               6,703,880    $              1    $         22,185    $         18,424    $       40,610
Exercise of stock options                      1,350                                      17                                    17
Net income                                                                                                 4,531             4,531
                                     ---------------    ----------------    ----------------    ----------------    --------------
Balance at June 30, 1998                   6,705,230    $              1    $         22,202    $         22,955    $       45,158
                                     ===============    ================    ================    ================    ==============

Six months ended June 30, 1997
-------------------------------------

Balance at December 31, 1996               6,681,031    $              1    $         21,983    $         10,286    $       32,270
Net income                                                                                                 3,624             3,624
                                     ---------------    ----------------    ----------------    ----------------    --------------
Balance at June 30, 1997                   6,681,031    $              1    $         21,983    $         13,910    $       35,894
                                     ===============    ================    ================    ================    ==============

See accompanying notes.

                          Matrix Capital Corporation
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (unaudited)

                                                                                                     Six Months Ended
                                                                                                         JUNE 30,
                                                                                               1998                    1997
                                                                                        ---------------         ---------------
Operating activities
Net income                                                                             $          4,531        $          3,624

Adjustments to reconcile net income to net cash used by operating activities:
 Depreciation and amortization                                                                      921                     691
 Provision for loan and valuation losses                                                            988                     297
 Amortization of mortgage servicing rights                                                        3,856                   3,175
 Gain on sale of loans                                                                           (1,933)                   (964)
 Gain on sale of mortgage servicing rights                                                         (838)                 (2,352)
 Losses related to recourse sales                                                                    --                   1,125
 Loans originated for sale, net of loans sold                                                   (42,703)                (10,973)
 Loans purchased for sale                                                                      (213,840)               (208,483)
 Proceeds from sale of loans purchased for sale                                                  71,670                  38,430
 Originated mortgage servicing rights, net                                                       (1,204)                    (42)
 Increase in other receivables and other assets                                                 (17,601)                (10,916)
 Increase in other liabilities and income taxes payable                                           1,654                   5,945
                                                                                        ---------------         ---------------
Net cash used by operating activities                                                          (194,499)               (180,443)
INVESTING ACTIVITIES
Loans originated and purchased for investment                                                   (48,113)                (28,194)
Principal repayments on loans                                                                    50,165                  27,707
Purchase of Federal Home Loan Bank of Dallas stock                                               (1,400)                 (1,936)
Purchases of premises and equipment                                                              (1,976)                 (1,273)
Acquisition of mortgage servicing rights                                                        (20,694)                (29,100)
Proceeds from sale of mortgage servicing rights                                                   5,082                   3,128
                                                                                        ---------------         ---------------
Net cash used by investing activities                                                           (16,936)                (29,668)
FINANCING ACTIVITIES
Net increase in deposits                                                                        180,039                 112,419
Net increase in custodial escrow balances                                                        45,615                  43,043
Increase (decrease) in revolving lines and repurchase agreements, net                           (23,397)                 35,326
Repayments of notes payable                                                                     (18,364)                 (5,434)
Proceeds from notes payable                                                                      41,329                  34,558
Repayment of financing arrangements                                                                 (86)                    (80)
Proceeds from issuance of common stock related to employee stock option plan                         17                       -
                                                                                        ---------------         ---------------
Net cash provided by financing activities                                                       225,153                 219,832
                                                                                        ---------------         ---------------
Increase in cash and cash equivalents                                                            13,718                   9,721
Cash and cash equivalents at beginning of period                                                  9,633                  12,609
                                                                                        ---------------         ---------------
Cash and cash equivalents at end of period                                             $         23,351        $         22,330
                                                                                        ===============         ===============
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY
Payable for purchase of mortgage servicing rights                                      $          3,633        $          4,652
                                                                                        ===============         ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense                                                         $         14,026        $          7,029
                                                                                        ===============         ===============
Cash paid for income taxes                                                             $          3,050        $          3,256
                                                                                        ===============         ===============

See accompanying notes.

                           Matrix Capital Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements
               Three and Six Months Ended June 30, 1998 and 1997

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

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


(2) NET INCOME PER SHARE

The following table sets forth the computation of net income per share and net income per share assuming dilution:

                                                   THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                                    1998                  1997                  1998                  1997
                                            ------------------     -----------------     -----------------     -----------------
                                                                            (Dollars in thousands)
Numerator:
  Net income available to common
    shareholders                          $              2,346   $             1,870   $             4,531   $             3,624
                                            ==================     =================     =================     =================

Denominator:
  Weighted average shares outstanding                6,704,878             6,681,031             6,704,454             6,681,031
  Effect of dilutive securities:
    Common stock options                               214,268                77,487               178,713                83,957
    Common stock warrants                               41,482                 3,797                33,404                 7,229
                                            ------------------     -----------------     -----------------     -----------------
  Dilutive potential common shares                     255,750                81,284               212,117                91,186
                                            ------------------     -----------------     -----------------     -----------------
  Denominator for net income per
    share assuming dilution                          6,960,628             6,762,315             6,916,571             6,772,217
                                            ==================     =================     =================     =================

(3) MORTGAGE SERVICING RIGHTS

The activity in Mortgage Servicing Rights ("MSRs") is summarized as follows:

                                                             SIX MONTHS
                                                                ENDED                   YEAR ENDED
                                                              JUNE 30,                 DECEMBER 31,
                                                                1998                       1997
                                                        ------------------         -----------------
                                                            (unaudited)
                                                                       (In thousands)
Balance at beginning of period                        $             36,440       $            23,680
Purchases                                                           15,667                    37,151
Originated, net                                                      1,204                       818
Amortization                                                        (3,856)                   (6,521)
Sales                                                               (2,536)                  (18,688)
                                                        ------------------         -----------------
Balance at end of period                              $             46,919       $            36,440
                                                        ==================         =================

Accumulated amortization of mortgage servicing rights aggregated approximately $20.3 million and $17.2 million at June 30, 1998 and December 31, 1997, respectively.

The Company's servicing portfolio (excluding subserviced loans) was comprised of the following:


                                                JUNE 30,                                    DECEMBER 31,
                                                 1998                                           1997
                                -------------------------------------        ----------------------------------------
                                     NUMBER              Principal                NUMBER                 Principal
                                    OF LOANS              Balance                OF LOANS                 Balance
                                                        Outstanding                                     Outstanding
                                -------------        ----------------        ---------------        -----------------
                                  (unaudited)
                                                               (Dollars in thousands)
FHLMC                                  17,332       $       1,139,220                 13,134       $          715,513
FNMA                                   27,009               1,740,569                 18,000                1,168,199
GNMA                                    8,084                 365,852                 15,845                  615,234
Other VA, FHA and
    conventional loans                 13,869                 840,077                 14,538                  849,116
                                -------------        ----------------        ---------------        -----------------
                                       66,294       $       4,085,718                 61,517       $        3,348,062
                                =============        ================        ===============        =================

The Company's custodial escrow balances shown in the accompanying consolidated balance sheets pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced by the Company, aggregating approximately $95.2 million and $49.7 million at June 30, 1998 and December 31, 1997, respectively. The Company also had custodial escrow accounts on deposit for other mortgage companies aggregating approximately $4.2 million and $4.1 million at June 30, 1998 and December 31, 1997, respectively.

(4)  DEPOSITS

Deposit account balances are summarized as follows:

                                                JUNE 30,                                            DECEMBER 31,
                                                  1998                                                  1997
                             ----------------------------------------------       ----------------------------------------------
                                                                 WEIGHTED                                            WEIGHTED
                                                                 AVERAGE                                             AVERAGE
                                   AMOUNT          PERCENT         RATE                AMOUNT         PERCENT          RATE
                             ---------------  ------------  ---------------       ---------------  --------------  -------------
                                                (unaudited)
                                                                      (Dollars in thousands)
Passbook accounts           $      2,833              0.70%        3.75  %         $       2,851           1.27%       3.95%
NOW accounts                      30,168              7.45         1.74                   26,382          11.73        1.62
Money market accounts            122,847             30.33         2.93                   99,899          44.40        2.96
                             ---------------  ------------  ---------------       ---------------  --------------  --------
                                 155,848             38.48         2.71                  129,132          57.40        2.70
Certificate accounts             249,173             61.52         5.61                   95,850          42.60        5.94
                             ---------------  ------------  ---------------       ---------------  --------------  --------
    Total deposits          $    405,021            100.00%        4.34  %         $     224,982         100.00%       4.09%

                             ===============  ============  ===============       ===============  ==============  ========

At June 30, 1998 and December 31, 1997, brokered deposits accounted for approximately $143.3 million and $0, respectively, of the total certificate accounts shown above.

(5)  COMMITMENTS AND CONTINGENCIES

At June 30, 1998, the Company had $86.8 million in pipeline and funded loans offset with mandatory forward commitments of $65.5 million and nonmandatory forward commitments of $12.3 million.

As of June 30, 1998, the Company had identified and hedged approximately $296.1 million of its mortgage servicing portfolio using a program of exchange-traded futures and options. At June 30, 1998, the net realized deferred gains and the unrealized deferred gain(loss) of the open positions was approximately $431,000.

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

The Company also entered into a development management agreement with a local developer to complete the development of the land. At June 30, 1998 and December 31, 1997, the total basis of the land development was $3.8 million and $2.8 million, respectively, and was classified in other assets in the accompanying condensed consolidated balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company's principal activities focus on traditional banking, mortgage banking and the administration of self-directed trust accounts. The Company's traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. The Company's mortgage banking activities consist primarily of purchasing and selling residential mortgage loans and residential mortgage servicing rights; offering brokerage, consulting and analytical services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; originating residential mortgages; and providing real estate management and disposition services. The Company's trust activities focus primarily on the administration of self-directed individual retirement accounts, qualified retirement plans and custodial and directed trust accounts. These activities are conducted through the Company's primary operating subsidiaries, Matrix Capital Bank ("Matrix Bank"), Matrix Financial Services Corporation ("Matrix Financial"), Sterling Trust Company ("Sterling Trust"), United Financial, Inc. ("United Financial"), United Special Services, Inc. ("USS"), United Capital Markets, Inc. ("UCM") and First Matrix Investment Services Corporation ("First Matrix").

The principal components of the Company's revenues consist of net interest income recorded by Matrix Bank and Matrix Financial, loan administration fees generated by Matrix Financial, brokerage fees realized by United Financial, loan origination fees and gains on sales of mortgage loans and mortgage servicing rights generated by Matrix Bank and Matrix Financial, trust service fees generated by Sterling Trust and consulting and service fee income earned by UCM and USS, respectively. The Company's results of operations are influenced by changes in interest rates and the effect of these changes on the interest spreads of the Company, the volume of loan originations, mortgage loan prepayments and the value of mortgage servicing portfolios.

FORWARD-LOOKING INFORMATION

Certain statements contained in this quarterly report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this quarterly report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: interest rate fluctuations, level of delinquencies, defaults and prepayments, general economic conditions, competition, government regulation and possible future litigation, as well as the risks and uncertainties discussed in the Company's Current Report on Form 8-K, filed March 25, 1998, including without limitation, the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

RESULTS OF OPERATIONS FOR THE
QUARTER ENDED JUNE 30, 1998 COMPARED TO THE QUARTER ENDED JUNE 30, 1997

NET INCOME; RETURN ON AVERAGE EQUITY. Net income increased $476,000, or 25.5%, to $2.3 million, or $.34 per share for the quarter ended June 30, 1998 as compared to $1.9 million, or $.28 per share for the quarter ended June 30, 1997. Return on average equity for the two quarters was comparable with a return of 21.6% for the quarter ended June 30, 1998 as compared to 21.5% for the quarter ended June 30, 1997.

NET INTEREST INCOME. Net interest income before provision for loan and valuation losses increased $2.1 million, or 61.1%, to $5.5 million for the quarter ended June 30, 1998 as compared to $3.4 million for the quarter ended June 30, 1997. The Company's net interest margin decreased to 3.34% for the quarter ended June 30, 1998 as compared to 3.93% for the quarter ended June 30, 1997. Additionally, the interest rate spread decreased to 2.81% for the quarter ended June 30, 1998 from 3.20% for the quarter ended June 30, 1997. The increase in net interest income before provision for loan and valuation losses and the decreases in net interest margin and interest rate spread for the quarter ended June 30, 1998 were attributable to the following: a 90.2% increase in the Company's average loan balance to $641.6 million for the quarter ended June 30, 1998 from $337.3 million for the quarter ended June 30, 1997, while the cost of interest-bearing liabilities remained constant at 5.56% for the quarters ended June 30, 1998 and 1997. The increase in the average loan balance and the comparable cost of interest-bearing liabilities were offset by a decrease in the yield on the Company's loan portfolio to 8.46% from 8.87% for the quarters ended June
                                       10

30, 1998 and 1997, respectively, and a 97.6% increase in the average interest-bearing liabilities to $598.1 million for the quarter ended June 30, 1998 from $302.6 million for the quarter ended June 30, 1997. The loan portfolio's yield decreased due to the overall market decrease in interest rates, the increase in wholesale originations which are at the lower rates reflected in the market and the acquisition of fewer discounted loans by the Company. For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and changes in interest rates, see "---Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

PROVISION FOR LOAN AND VALUATION LOSSES. The provision for loan and valuation losses increased $333,000 to $538,000 for the quarter ended June 30, 1998 as compared to $205,000 for the quarter ended June 30, 1997. This increase was primarily attributable to the increase in the balance of loans receivable, which increased to $696.4 million at June 30, 1998 as compared to $394.5 million at June 30, 1997. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "---Asset Quality---Nonperforming Assets."

LOAN ADMINISTRATION. Loan administration fees increased $306,000, or 7.1%, to $4.6 million for the quarter ended June 30, 1998 as compared to $4.3 million for the quarter ended June 30, 1997. Loan administration fees are affected by factors that include the size of the Company's residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees collected. This increase was primarily attributable to the increase in the outstanding principal balance underlying the Company's mortgage loan servicing portfolio at June 30, 1998 as compared to June 30, 1997. The mortgage servicing portfolio increased $719.6 million, or 20.6%, to an average balance of $4.2 billion for the quarter ended June 30, 1998 as compared to an average balance of $3.5 billion for the quarter ended June 30, 1997. The increase was offset by a reduction in the average service fee rate (including all ancillary income) to 0.44% for the quarter ended June 30, 1998 as compared to 0.49% for the quarter ended June 30, 1997.

BROKERAGE FEES. Brokerage fees increased $1.0 million, or 126.9%, to $1.9 million for the quarter ended June 30, 1998 as compared to $824,000 for the quarter ended June 30, 1997. This increase was the result of an increase in the balance of residential mortgage servicing portfolios brokered by United Financial which in terms of aggregate unpaid principal balances on the underlying loans, increased $13.0 billion to $17.1 billion for the quarter ended June 30, 1998 as compared to $4.1 billion for the quarter ended June 30, 1997.

TRUST SERVICES. Trust services fees increased $200,000, or 22.5%, to $1.1 million for the quarter ended June 30, 1998 as compared to $890,000 for the quarter ended June 30, 1997. This increase is associated with the growth in the number of trust accounts under administration at Sterling Trust, which increased to 31,695 at June 30, 1998 as compared to 28,396 at June 30, 1997, and the increase in the total assets under administration, which increased to $1.7 billion at June 30, 1998 as compared to $1.3 billion at June 30, 1997.

GAIN ON SALE OF LOANS. Gain on the sale of loans decreased $46,000, or 5.4%, to $800,000 for the quarter ending June 30, 1998 as compared to $846,000 for the quarter ended June 30, 1997. Gain on the sale of loans can fluctuate significantly from quarter to quarter and from year to year based on a variety of factors, such as the current interest rate environment, the supply of loan portfolios in the market, the mix of loan portfolios available in the market, the type of loan portfolios the Company purchases and the particular loan portfolios the Company elects to sell.

GAIN ON SALE OF MORTGAGE SERVICING RIGHTS. Gain on the sale of mortgage servicing rights decreased $942,000 as the Company did not sell any mortgage servicing rights during the quarter ended June 30, 1998. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter and from year to year based on the market value of the Company's servicing portfolio, the particular servicing portfolios the Company elects to sell and the availability of similar portfolios in the market. Due to the Company's position in and knowledge of the market, the Company will at times sell servicing portfolios if it is determined that the market value is greater than the economic value which would be achieved from holding the servicing portfolio.

LOAN ORIGINATION. Loan origination income increased $462,000, or 53.3%, to $1.3 million for the quarter ended June 30, 1998 as compared to $867,000 for the quarter ended June 30, 1997. This increase was primarily attributable to the increase in wholesale residential mortgage loan production by $35.5 million to $132.7 million, or 36.6%, for the quarter ended June 30, 1998 as compared to $97.2 million for the quarter ended June 30, 1997. Loan origination income includes all mortgage loan fees, secondary marketing activity on new loan originations and servicing release premiums on new originations sold, net of origination costs.

In the second quarter of 1997, the Company opened a telemarketing call center primarily for the purpose of soliciting both the Company's servicing portfolio and third-party portfolios for non-conforming second mortgages. Due to the competitive market for second mortgages and the Company's recognition of an opportunity to enter the more profitable and less competitive refinancing market, the Company decided to change the direction of the call center. In the second quarter of 1998, the call center changed its focus toward the solicitation of refinancings within the Company's servicing portfolio.

OTHER INCOME. Other income increased $908,000, or 119.2%, to $1.7 million for the quarter ended June 30, 1998 as compared to $762,000 for the quarter ended June 30, 1997. The increase in other income was primarily due to increased consulting income earned by UCM and an increase in USS service fee income. In combination, these subsidiaries' increased revenues accounted for approximately $681,000, or 75.0%, of the total increase in other income for the second quarter of 1998.

NONINTEREST EXPENSE. Noninterest expense increased $3.0 million, or 31.5%, to $12.6 million for the quarter ended June 30, 1998 as compared to $9.6 million for the quarter ended June 30, 1997. This increase was due to expenses related to the overall growth and expansion of the Company that occurred during the third and fourth quarters of 1997 and throughout 1998. This growth and expansion included the opening of a new lending office of Matrix Bank, the opening of a telemarketing call center for the origination of loans for Matrix Financial and the opening of a new lending subsidiary of Matrix Financial. During the second quarter of 1997, the Company incurred a non-recurring charge when it established a $900,000 reserve for losses on repurchased sub-prime auto loans. The following table details the major components of noninterest expense for the periods indicated:

                                                                         QUARTER ENDED
                                                                            JUNE 30,
                                                                ------------------------------
                                                                     1998            1997
                                                                ------------------------------
                                                                         (In thousands)
Compensation and employee benefits                              $      5,240       $     3,442
Amortization of mortgage servicing rights                              2,262             1,649
Occupancy and equipment                                                  757               475
Postage and communication                                                664               347
Professional fees                                                        376               218
Data processing                                                          364               202
Loss related to recourse sales                                             -               900
Other general and administrative                                       2,967             2,370
                                                                ------------       -----------
         Total                                                  $     12,630       $     9,603
                                                                ============       ===========

Compensation and employee benefits increased $1.8 million, or 52.2%, to $5.2 million for the quarter ended June 30, 1998 as compared to $3.4 million for the quarter ended June 30, 1997. This increase was the result of the expansion discussed above, as well as growth in the Company's other subsidiaries such as United Financial and UCM. Also, increases in the volume of loan originations and servicing brokerage resulted in increased commissions for Matrix Financial and United Financial. The Company experienced a total increase of 92 employees, or 28.5%, to 415 full-time employees at June 30, 1998 as compared to 323 full-time employees at June 30, 1997.

Amortization of mortgage servicing rights increased $613,000, or 37.2%, to $2.3 million for the quarter ended June 30, 1998 as compared to $1.6 million for the quarter ended June 30, 1997. Amortization of mortgage servicing rights fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The Company's prepayment rates on its servicing portfolio averaged 21.5% for the quarter ended June 30, 1998 as compared to 10.9% for the quarter ended June 30, 1997. In response to the lower interest rates prevalent in the market, prepayment speeds have increased due to borrowers refinancing into lower interest rate mortgages.

Removing the effect of the loss related to recourse sales, the remainder of noninterest expense, which includes occupancy and equipment expenses, postage and communication expenses, professional fees, data processing costs and other expenses increased $1.5 million, or 42.0%, to $5.1 million for the quarter ended June 30, 1998 as compared to $3.6 million for the quarter ended June 30, 1997. The increase was primarily attributable to the growth and expansion of the Company's business lines, especially with regard to Matrix Financial and Matrix Bank.

PROVISION FOR INCOME TAXES. Provision for income taxes increased by $188,000 to $1.3 million for the quarter ended June 30, 1998 as compared to $1.2 million for the quarter ended June 30, 1997. The increase in pretax income was offset by a reduction in the effective tax rate to 36.4% for the quarter ended June 30, 1998 as compared to 38.2% for the quarter ended June 30, 1997. The decrease in the effective tax rate was the result of the origination of tax-exempt leases by the Company.

RESULTS OF OPERATIONS FOR THE
SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

NET INCOME; RETURN ON AVERAGE EQUITY. Net income increased $907,000, or 25.0%, to $4.5 million, or $.66 per share for the six months ended June 30, 1998 as compared to $3.6 million, or $.54 per share for the six months ended June 30, 1997. Return on average equity was a consistent 21.4% for the six months ended June 30, 1998 and 1997.

NET INTEREST INCOME. Net interest income before provision for loan and valuation losses increased $4.0 million, or 69.8%, to $9.8 million for the six months ended June 30, 1998 as compared to $5.8 million for the six months ended June 30, 1997. The Company's net interest margin decreased to 3.20% for the six months ended June 30, 1998 as compared to 3.78% for the six months ended June 30, 1997. Additionally, the interest rate spread decreased to 2.72% for the six months ended June 30, 1998 from 2.93% for the six months ended June 30, 1997. The increase in net interest income before provision for loan and valuation losses and the decreases in net interest margin and interest rate spread for the six months ended June 30, 1998 were attributable to the following: a 108.0% increase in the Company's average loan balance to $590.7 million for the six months ended June 30, 1998 from $284.0 million for the six months ended June 30, 1997, and a decrease in the cost of interest-bearing liabilities to 5.57% for the six months ended June 30, 1998 from 5.66% for the six months ended June 30, 1997. The above were offset by a decrease in the yield on the Company's loan portfolio to 8.42% for the six months ended June 30, 1998 from 8.85% for the six months ended June 30, 1997, and a 115.6% increase in the average interest-bearing liabilities to $559.9 million for the six months ended June 30, 1998 as compared to $259.7 million for the six months ended June 30, 1997. The loan portfolio yield decrease is attributable to the overall market decrease in interest rates, the increase in wholesale originations which are at the lower rates reflected in the market and the acquisition of fewer discounted loans by the Company. For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "---Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

PROVISION FOR LOAN AND VALUATION LOSSES. Provision for loan and valuation losses increased $691,000 to $988,000 for the six months ended June 30, 1998 as compared to $297,000 for the six months ended June 30, 1997. This increase was primarily attributable to the increase in the balance of loans receivable, which increased to $696.4 million at June 30, 1998 as compared to $394.5 million at June 30, 1997. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "---Asset Quality---Nonperforming Assets."

LOAN ADMINISTRATION. Loan administration fees were $8.3 million for the six months ended June 30, 1998 and 1997. Loan administration fees are affected by factors that include the size of the Company's residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. The mortgage servicing portfolio increased $206.7 million, or 6.2%, to an average balance of $3.5 billion for the six months ended June 30, 1998 as compared to an average balance of $3.3 billion for the six months ended June 30, 1997. This increase was offset by a reduction in the average service fee rate (including all ancillary income) to 0.47% for the six months ended June 30, 1998 as compared to 0.50% for the six months ended June 30, 1997.

BROKERAGE FEES. Brokerage fees increased $1.5 million, or 80.6%, to $3.5 million for the six months ended June 30, 1998 as compared to $2.0 million for the six months ended June 30, 1997. This increase was the result of an increase in the balance of residential mortgage servicing portfolios brokered by United Financial. In terms of aggregate unpaid principal balances on the underlying loans, servicing portfolios brokered during the six months ended June 30, 1998 increased $19.6 billion, or 163.3%, to $31.6 billion as compared to $12.0 billion for the six months ended June 30, 1997.

TRUST SERVICES. Trust services fees increased $323,000, or 18.3%, to $2.1 million for the six months ended June 30, 1998 as compared to $1.8 million for the six months ended June 30, 1997. This increase is associated with the growth in the number of trust accounts under administration at Sterling Trust which increased to 31,695 at June 30,

1998 as compared to 28,396 at June 30, 1997, and the increase in the total assets under administration which increased to $1.7 billion at June 30, 1998 as compared to $1.3 billion at June 30, 1997.

GAIN ON SALE OF LOANS. Gain on the sale of loans increased $969,000, or 100.5%, to $1.9 million for the six months ended June 30, 1998 as compared to $964,000 for the six months ended June 30, 1997. Gain on the sale of loans can fluctuate significantly from quarter to quarter and from year to year based on a variety of factors, such as the current interest rate environment, the supply of loan portfolios in the market, the mix of loan portfolios available in the market, the type of loan portfolios the Company purchases and the particular loan portfolios the Company elects to sell.

GAIN ON SALE OF MORTGAGE SERVICING RIGHTS. Gain on the sale of mortgage servicing rights decreased $1.5 million, or 64.4%, to $838,000 for the six months ended June 30, 1998 as compared to $2.4 million for the six months ended June 30, 1997. In terms of aggregate outstanding principal balances of mortgage loans underlying such servicing rights, the Company sold $178.0 million in purchased mortgage servicing rights for the six months ended June 30, 1998 as compared to $988.5 million for the six months ended June 30, 1997. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter and from year to year based on the market value of the Company's servicing portfolio, the particular servicing portfolios the Company elects to sell and the availability of similar portfolios in the market. Due to the Company's position in and knowledge of the market, the Company will at times sell servicing portfolios if it is determined that the market value is greater than the economic value which would be achieved from holding the servicing portfolio.

LOAN ORIGINATION. Loan origination income increased $1.2 million, or 81.6%, to $2.7 million for the six months ended June 30, 1998 as compared to $1.5 million for the six months ended June 30, 1997. This increase is primarily attributable to the increase in wholesale residential mortgage loan production by $91.3 million, or 47.4%, to $284.0 million for the six months ended June 30, 1998 as compared to $192.7 million for the six months ended June 30, 1997. Loan origination income includes all mortgage loan fees, secondary marketing activity on new loan originations and servicing release premiums on new originations sold, net of origination costs.

OTHER INCOME. Other income increased $1.3 million, or 81.7%, to $2.8 million for the six months ended June 30, 1998 as compared to $1.5 million for the six months ended June 30, 1997. The increase in other income for the six months period ended June 30, 1998 was primarily driven by increased revenues from UCM and USS, which in combination, accounted for approximately $1.1 million, or 85.0%, of the total increase.

NONINTEREST EXPENSE. Noninterest expense increased $6.0 million, or 33.1%, to $23.9 million for the six months ended June 30, 1998 as compared to $17.9 million for the six months ended June 30, 1997. This increase was due to expenses related to the overall growth and expansion of the Company that occurred during the third and fourth quarters of 1997 and throughout 1998. This growth and expansion included the opening of a new lending office of Matrix Bank, the opening of a telemarketing call center for the origination of loans for Matrix Financial and the opening of a new lending subsidiary of Matrix Financial. During the first six months of 1997, the Company incurred a non-recurring charge when it established a $1.1 million reserve for losses on repurchased sub-prime auto loans. The following table details the major components of noninterest expense for the periods indicated:

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                ------------------------------
                                                                     1998              1997
                                                                ------------------------------
                                                                         (In thousands)
Compensation and employee benefits                              $     10,367       $     6,904
Amortization of mortgage servicing rights                              3,856             3,175
Occupancy and equipment                                                1,423               977
Postage and communication                                              1,206               663
Professional fees                                                        626               418
Data processing                                                          710               365
Loss related to recourse sales                                             -             1,125
Other general and administrative                                       5,676             4,303
                                                                ------------       -----------
          Total                                                 $     23,864       $    17,930
                                                                ============       ===========

Compensation and employee benefits increased $3.5 million, or 50.2%, to $10.4 million for the six months ended June 30, 1998 as compared to $6.9 million for the six months ended June 30, 1997. This increase was the result of the expansion discussed above at Matrix Bank and Matrix Financial, as well as growth in other subsidiaries such as United Financial, UCM and Sterling Trust. Also, increases in the volume of loan originations and servicing brokerage resulted in increased commissions for Matrix Financial and United Financial.

Amortization of mortgage servicing rights increased $681,000, or 21.4% to $3.9 million for the six months ended June 30, 1998 as compared to $3.2 million for the six months ended June 30, 1997. Amortization of mortgage servicing rights fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The Company's prepayment rates on its servicing portfolio averaged 19.3% for the six months ended June 30, 1998 as compared to 10.6% for the six months ended June 30, 1997. As previously noted, prepayment speeds have increased in 1998 due to the increased refinancing activity as compared to 1997.

Removing the effect of the loss related to recourse sales, the remainder of noninterest expense, which includes occupancy and equipment expenses, postage and communication expenses, professional fees, data processing costs and other expenses increased $2.9 million, or 43.3%, to $9.6 million for the six months ended June 30, 1998 as compared to $6.7 million for the six months ended June 30, 1997. The increase was primarily attributable to the growth and expansion of the Company's business lines, especially with regard to Matrix Financial, Matrix Bank, USS and Sterling Trust.

PROVISION FOR INCOME TAXES.   Provision for income taxes increased by $407,000
to $2.7 million for the six months ended June 30, 1998 as compared to $2.3 million for the six months ended June 30, 1997. The increase in pretax income was offset by a reduction in the effective tax rate to 37.2% for the six months ended June 30, 1998 as compared to 38.6% for the six months ended June 30, 1997. The decrease in the effective tax rate was the result of the origination of tax-exempt leases by the Company.

AVERAGE BALANCE SHEET

The following table sets forth for the periods and as of the dates indicated, information regarding the Company's average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields and costs. Average interest rate information for the quarters and six months ended June 30, 1998 and 1997 have been annualized. Ratio, yield and rate information is based on daily averages where available; otherwise, average monthly balances have been used. Nonaccrual loans have been included in the calculation of average balances for loans for the periods indicated.

                                            QUARTER ENDED                                       SIX MONTHS ENDED
                                              JUNE 30,                                                JUNE 30,
                     -------------------------------------------------------  ------------------------------------------------------
                                 1998                        1997                        1998                        1997
                     ---------------------------  --------------------------  --------------------------  --------------------------
                     Average             Average  Average            Average  Average            Average  Average            Average
                     Balance   Interest  Rate     Balance  Interest  Rate     Balance  Interest  Rate     Balance  Interest  Rate
                     --------  --------  -------  -------- --------  -------  -------- --------  -------  -------- --------  -------
ASSETS                                                      (Dollars in thousands)
Interest-earning
  assets:
 Loans, net          $641,576  $ 13,576    8.46%  $337,269 $  7,479    8.87%  $590,730 $ 24,877    8.42%  $284,028 $ 12,563    8.85%
 Interest-earning
   deposits             9,651       109    4.52      7,689      100    5.20     13,007      259    3.98     18,452      471    5.11
 FHLB stock             8,968       134    5.98      3,123       47    6.02      9,050      269    5.95      2,982       88    5.90
                     --------  --------  ------   -------- --------  ------   -------- --------  ------   -------- --------  ------
  Total interest-
    earning assets    660,195    13,819    8.37    348,081   7,626     8.76    612,787   25,405    8.29    305,462   13,122    8.59

Noninterest-earning
  assets:
 Cash                  12,871                       10,835                      10,134                      11,135
 Allowance for loan
   and valuation
   losses              (2,047)                      (1,178)                     (1,946)                     (1,201)
 Premises and
   equipment            9,735                        7,966                       9,404                       7,931
 Other assets          84,714                       68,960                      76,110                      63,144
                     --------                     --------                    --------                    --------
  Total noninterest-
    earning assets    105,273                       86,583                      93,702                      81,009
                     --------                     --------                    --------                    --------
  Total assets       $765,468                     $434,664                    $706,489                    $386,471
                     ========                     ========                    ========                    ========

LIABILITIES &
  SHAREHOLDERS'
  EQUITY
Interest-bearing
  liabilities:
 Passbook accounts   $  2,772  $     25    3.61%  $  2,909 $     28    3.85%  $  2,826 $     53    3.75%  $  2,854 $     56    3.92%
 Money market and
   NOW accounts       123,974       941    3.04    105,119      930    3.54    120,205    1,778    2.96     82,345    1,456    3.54
 Certificates of
   deposit            207,460     2,888    5.57     83,685    1,232    5.89    174,325    4,887    5.61     79,020    2,325    5.88
 FHLB borrowings      134,967     1,824    5.41     31,097      441    5.67    138,287    3,788    5.48     25,654      718    5.60
 Borrowed money       128,919     2,630    8.16     79,837    1,574    7.89    124,267    5,099    8.21     69,867    2,796    8.00
                     --------  --------  ------   -------- --------  ------   -------- --------  ------   -------- --------  ------
  Total interest-
    bearing
    liabilities       598,092     8,308    5.56    302,647    4,205    5.56    559,910   15,605    5.57    259,740    7,351    5.66
                     --------  --------  ------   -------- --------  ------   -------- --------  ------   -------- --------  ------

Noninterest-bearing
  liabilities:
 Demand deposits
   (including
   custodial escrow
   balances)          104,795                       83,760                      88,278                      74,772
 Other liabilities     19,039                       13,392                      15,932                      18,101
                     --------                     --------                    --------                    --------
  Total noninterest-
    bearing
    liabilities       123,834                       97,152                     104,210                      92,873
Shareholders' equity   43,542                       34,865                      42,369                      33,858
                     --------                     --------                    --------                    --------

Total liabilities
  and shareholders'
  equity             $765,468                     $434,664                    $706,489                    $386,471
                     ========                     ========                    ========                    ========
Net interest income
  before provision
  for loan and
  valuation losses             $  5,511                    $  3,421                    $  9,800                    $  5,771
                               ========                    ========                    ========                    ========
Interest rate spread                       2.81%                       3.20%                       2.72%                       2.93%
                                         ======                      ======                      ======                      ======
Net interest margin                        3.34%                       3.93%                       3.20%                       3.78%
                                         ======                      ======                      ======                      ======
Ratio of average
  interest-earning
  assets to average
  interest-bearing
  liabilities                            110.38%                     115.01%                     109.44%                     117.60%
                                         ======                      ======                      ======                      ======

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


                                                              QUARTER  ENDED                               SIX MONTHS ENDED
                                                                 JUNE 30,                                      JUNE 30,
                                                               1998 VS 1997                                  1998 VS 1997
                                                -----------------------------------------   ----------------------------------------
                                                                                  Increase (Decrease)
                                                                                   Due to Change in
                                                ------------------------------------------------------------------------------------
                                                       Volume        Rate        Total        Volume        Rate        Total
                                                      --------      ------      -------      --------      ------      -------
                                                                                 (Dollars in thousands)
Interest-earning assets:
  Loans, net                                          $  6,440      $ (343)     $ 6,097      $ 12,916      $ (602)     $12,314
  Interest-earning deposits                                 22         (12)          10          (108)       (104)        (212)
  FHLB stock                                                87           -           87           180           1          181
                                                      --------      ------      -------      --------      ------      -------
    Total interest-earning assets                        6,549        (355)       6,194        12,988        (705)      12,283

Interest-bearing liabilities:
  Passbook accounts                                         (1)         (2)          (3)           (1)         (2)          (3)
  Money market and NOW accounts                            143        (132)          11           560        (238)         322
  Certificates of deposit                                1,723         (66)       1,657         2,672        (110)       2,562
  FHLB borrowings                                        1,404         (21)       1,383         3,085         (15)       3,070
  Borrowed money                                         1,001          55        1,056         2,233          70        2,303
                                                      --------      ------      -------      --------      ------      -------
      Total interest-bearing liabilities                 4,270        (166)       4,104         8,549        (295)       8,254
                                                      --------      ------      -------      --------      ------      -------
Change in net interest income before provision
  for loan and valuation losses                       $  2,279      $ (189)     $ 2,090      $  4,439      $ (410)     $ 4,029
                                                      ========      ======      =======      ========      ======      =======


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


                                                JUNE 30,               DECEMBER 31,             DECEMBER 31,
                                                  1998                    1997                     1996
                                          ------------------        ------------------        -----------------
                                                                (Dollars in thousands)
Nonaccrual mortgage loans                 $            7,076        $            4,796        $           3,031
Nonaccrual consumer loans                                168                       194                      872
                                          ------------------        ------------------        -----------------
    Total nonperforming loans                          7,244                     4,990                    3,903

Foreclosed real estate                                   865                     1,242                      788
Repossessed automobiles                                    -                         -                      506
                                          ------------------        ------------------        -----------------
    Total nonperforming assets            $            8,109        $            6,232        $           5,197
                                          ==================        ==================        =================

                                                               June 30,                December 31,             December 31,
                                                                 1998                      1997                     1996
                                                          -----------------        -----------------        -----------------
Total nonperforming loans to total loans                               1.04%                    1.03%                    1.89%
                                                          =================        =================        =================

Total nonperforming assets
    to total assets                                                    0.97%                    0.97%                    1.83%
                                                          =================        =================        =================

Ratio of allowance for loan and
  valuation losses to total non-
  performing loans                                                    30.98%                   35.19%                   26.62%
                                                          =================        =================        =================

As of June 30, 1998, the Company had no non-government accruing loans that were contractually past due 90 days or more. Beginning in 1996, the Company began to accrue for government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these loans is insured by the federal government. At June 30, 1998, $7.6 million, or 94.4%, of the nonaccrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale". Total loans held for sale at June 30, 1998 were $623.6 million, of which $6.8 million, or 1.10%, were nonaccrual loans. Against the loans held for sale, the Company has $6.2 million of purchase discounts plus an additional $41.1 million of loans which have some form of recourse to the seller.

Included in loans held for sale is approximately $179.6 million, at June 30, 1998, of loans which the Company has acquired under purchase/repurchase facilities with several parties. The terms of the purchase/repurchase facilities vary with each seller but include provisions which require the seller to repurchase the loans within a defined period of time, or provide at the Company's option, the ability, on short notice, to require the seller to repurchase the loans, or in some cases, allow the seller to repurchase the loans.

The decreases in nonaccrual consumer loans and repossessed automobiles in 1997 are the result of the Company's sale and/or disposal of all of the sub-prime autos and auto loans that the Company repurchased pursuant to limited representations and warranties included in sale agreements. The Company does not anticipate that it will originate any additional sub-prime automobile contracts in the future.

The percentage of the allowance for loan losses to nonaccrual loans varies widely due to the nature of the Company's portfolio of mortgage loans, which are collateralized primarily by residential real estate. The Company analyzes the collateral for each nonperforming mortgage loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan losses. See "- -Results of Operations for the Quarter Ended June 30, 1998 Compared to the Quarter Ended June 30, 1997."

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability of the Company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The trend of net cash used by the Company's operating activities experienced over the reported periods results primarily from the growth that Matrix Bank has experienced in its residential loan purchasing activity. The Company anticipates the trend of a net use of cash from operations to continue for the foreseeable future. This anticipation results from the expected growth at Matrix Bank, which management believes will consist primarily of increased activity in the purchasing of loan portfolios. The Company anticipates such growth will be funded through retail deposits, custodial escrow deposits, trust deposits, brokered deposits and FHLB borrowings.

Matrix Bank's primary source of funds for use in lending, purchasing bulk loan portfolios, investing and other general purposes are retail deposits, trust deposits, custodial escrow balances, brokered deposits, FHLB borrowings, sales of loan portfolios and proceeds from principal and interest payments on loans. Contractual loan payments and deposit inflows and outflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLB as its primary source for borrowings. At June 30, 1998, Matrix Bank had overnight borrowings from the FHLB of $124.0 million. The trust deposits generated from the trust administration services fluctuate based on the trust assets under administration and, to a lesser extent, the general economic conditions. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related servicing rights portfolios and the timing of payments for taxes and insurance.

Matrix Bank's leverage capital ratio at June 30, 1998 was 5.4%. This exceeded the leverage capital requirement of 4.0% of adjusted assets by $9.6 million. Matrix Bank's risk-based capital ratio was 10.3% at June 30, 1998. Matrix Bank currently exceeds the risk-based capital requirement of 8.0% of risk weighted assets by $8.6 million.

The Company's principal source of funding for its servicing acquisition activities consists of line of credit facilities provided to Matrix Financial by unaffiliated financial institutions. Effective May 27, 1998, the Company executed an amendment to its servicing acquisition facilities to increase the credit available by an additional $15.0 million. As of June 30, 1998, Matrix Financial's servicing acquisition facilities aggregated $45.0 million, of which $16.3 million was available to be utilized after deducting drawn amounts. It is anticipated that the Company will increase the line of credit facilities for servicing acquisitions activities as needed.

The Company's principal source of funding for its loan origination business consists of warehouse lines of credit and sale/repurchase facilities provided to Matrix Financial by financial institutions and brokerage firms. As of June 30, 1998, Matrix Financial's warehouse lines of credit and sale/repurchase facilities aggregated $110.0 million, of which $50.0 million was available to be utilized. Additionally, the Company has an overline facility available for an additional $10.0 million. The availability of the overline facility is at the lender's sole discretion.

The Company's principal source of funding for the working capital needs of Matrix Financial consists of working capital facilities provided to Matrix Financial by unaffiliated financial institutions. As of June 30, 1998, Matrix Financial's working capital facilities aggregated $10.0 million, of which $5.3 million was available.

On June 29, 1998, the Company amended its bank stock loan and increased the credit available under the loan by an additional $12.0 million. The amended bank stock loan has two components of the loan, an $8.5 million term loan and a revolving line of credit of $11.5 million. As of June 30, 1998, the balance of the revolving line of credit was $0. One year from the date of the amendment, the balance of the revolving line of credit will be converted to a term loan. The additional proceeds from the loan will be used as capital at Matrix Bank. The amended bank stock loan requires the Company to maintain (i) total stockholders' equity of the greater of $40.0 million or 90% of actual net worth at the end of the most recent fiscal year, plus 50% of cumulative net income after the end of the most recent fiscal year, plus 90% of all contributions made to stockholders' equity after the closing date, and (ii) total adjusted debt to net worth less than 4 : 1. Additionally, the amended bank stock loan does not permit the Company to declare or pay any dividends.

In the ordinary course of business, the Company makes commitments to originate residential mortgage loans and holds originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the pipeline loans. The Company mitigates this risk through the use of mandatory and nonmandatory forward commitments to sell loans. As of June 30, 1998, the Company had $86.8 million in pipeline and funded loans offset with mandatory forward commitments of $65.5 million and nonmandatory forward commitments of $12.3 million. The inherent value of the forward commitments is considered in the determination of the lower of cost or market for such loans.

YEAR 2000

In the next eighteen months, most companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company has begun the process of identifying the changes required to its computer programs and hardware, in consultation with software and hardware providers and regulators.

As of March 1, 1998, the Company took a complete inventory of all of its systems and applications. Based on this inventory, 125 critical systems were identified within the Company and its subsidiaries. The Company's deadline for full system hardware and software compliance for the Year 2000 is January 31, 1999. The Company has established a Year 2000 Plan, which is being implemented in stages to address critical systems and applications first, and includes replacement of any systems that cannot be brought into compliance by the stated deadline. Additionally, the Company and all of its subsidiaries have formed Year 2000 project teams, all of which are overseen by the Company's Chief Information Officer to ensure that consistent methodologies are being used by the subsidiaries to address the various Year 2000 issues.

The Company's computing environment consists largely of personal computers connected to Local Area Network ("LAN") based systems. The exception to this is an in-house Digital VAX mini-computer system used by Sterling Trust. This VAX system houses the Trust Accounting System which is written in the COBOL language. Based on the Company's Year 2000 Plan, this system is scheduled to be in compliance by the January 31, 1999 deadline. The Company's Plan involves modification and/or replacement of systems as necessary to allow them to function properly with respect to date in the Year 2000 and thereafter. Management presently believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, if the required modifications or replacements are not made, or are not completed in a timely manner, the Year 2000 could have material impact on the operations of the Company.

The Company has identified approximately 300 different vendors and suppliers currently utilized by the Company and its subsidiaries. Letters requesting the status of the identified vendors' Year 2000 compliance have been sent to approximately 50% of these vendors. The remaining vendors will be contacted by the end of September 1998. The Company and its subsidiaries receive information from many outside sources. As such, the Company will be working closely with those vendors to minimize its exposure to non-compliant sources of data. Vendors that cannot meet the January 31, 1999 deadline for compliance will be reviewed by the appropriate project team to evaluate the Company's need to replace the affected system and/or the vendor in exchange for an alternative provider.

Processing for many of Matrix Bank and Matrix Financial systems are handled by outside service bureaus. These service bureaus have already been contacted by the Company and are either already in compliance, or are expected to be in compliance by the Company's deadline. However, there can be no guarantee that the systems of other companies on which the Company relies will be converted timely and will not have an adverse effect on the Company or its systems.

The costs for compliance or replacement have been determined for approximately 60% of the Company's critical systems. The total impact for the remaining systems will be determined during the next quarter. The current costs identified approximate $365,000. The Company anticipates that total costs associated with Year 2000 compliance will not exceed $450,000; as such, Year 2000 compliance is not expected to have a material effect on the results of operations. Most of the costs associated with the Year 2000 issue will be expensed as incurred; however, any costs attributable to the purchase of new software will be capitalized.

The costs of the project and the deadline by which the Company believes that it will be Year 2000 compliant are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

United Financial is a defendant in a lawsuit entitled Douglas County Bank & Trust Co. v. United Financial, Inc., that was commenced on or about May 23, 1997 in the United States District Court for the District of Nebraska. In the action, the plaintiff-buyer alleges that United Financial, as broker for the seller, made false representations regarding the GNMA certification of certain mortgage pools the servicing rights of which were offered for sale in a written offering. The plaintiff further alleges that it relied on United Financial's representations in purchasing the servicing rights from the seller. The plaintiff seeks recovery of (i) the deposit paid to the seller in connection with the purchase thereof in the amount of $147,000; (ii) $1.4 million that the plaintiff claims it paid GNMA to settle a dispute regarding the certification of the mortgage pools; and (iii) approximately $1.4 million in lost profits. Trial was conducted in Omaha, Nebraska during the week of July 12, 1998. The jury returned a verdict in favor of United Financial on four counts and in favor of the plaintiff on one count, and awarded the plaintiff $75,000. On July 31, 1998, the plaintiff filed a motion for judgment notwithstanding the verdict, or, alternatively, a new trial. United Financial expects to file a motion in opposition to such motion by the plaintiff, and is considering an appeal of the $75,000 award to the plaintiff. No assurances can be given that an adverse judgment of a material amount will not ultimately be rendered or that any such a judgment would not have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows.

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 1998, the Company held its Annual Meeting of Shareholders ( the "Annual Meeting"). At the Annual Meeting, the shareholders voted on the election of directors and three other motions. The first motion the shareholders voted on was a proposal to amend the Company's Amended and Restated Articles of Incorporation to change the Company's name to Matrix Bancorp. On this motion, 6,386,529 of the shares entitled to vote were in favor of approving the proposed amendment, with 3,004 against, and 100 abstentions.

The second motion was to ratify the appointment of Ernst & Young, LLP as independent auditors for the Company for the 1998 fiscal year. With regard to this motion, 6,387,890 of the shares entitled to vote were in favor of this motion, with 1,243 against, and 100 abstentions.

The third motion was to consider and vote upon a proposal to add ", Inc." to the proposed name change of Matrix Bancorp, due to notification by the Department of Banking of Colorado that the name change would be approved only if Inc., Corp., or some similar title were added to the proposed name change. With regard to this motion, 6,004,896 of the shares entitled to vote were in favor of this motion, with 210,227 against, and 174,510 abstentions.

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

*10.1 Fourth Amendment to Credit Agreement, dated as of June 29, 1998, between Matrix Capital Corporation, as borrower, and Bank One, Texas, N.A., as agent, and certain lenders, as lenders

*10.2 Term Note, dated as of June 29, 1998, from Matrix Capital Corporation, as borrower, to U.S. Bank National Association, as lender

*10.3 Term Note, dated as of June 29, 1998, from Matrix Capital Corporation, as borrower, to Bank One, Texas, N.A., as lender

*10.4 Revolving Note, dated as of June 29, 1998, from Matrix Capital Corporation, as borrower, to U.S. Bank National Association, as lender

*10.5 Revolving Note, dated as of June 29, 1998, from Matrix Capital Corporation, as borrower, to Bank One, Texas, N.A., as lender

*10.6  Fourth Amendment to Amended and Restated Loan Agreement, dated as of
       May 27, 1998, between Matrix Financial Services Corporation, as borrower, Bank One, Texas, N.A., as agent, and certain lenders, as lenders

*10.7 Fifth Amendment to Amended and Restated Loan Agreement, dated as of June 26, 1998, between Matrix Financial Services Corporation, as borrower, Bank One, Texas, N.A., as agent, and certain lenders, as lenders

*27    Financial Data Schedule


(b)  Reports on Form 8-K

None

______________________
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MATRIX CAPITAL CORPORATION



Dated:    August 13, 1998             /s/       Guy A. Gibson
        -----------------------------         --------------------------------

                                                Guy A. Gibson
                                                President and
                                                Chief Executive Officer
                                                (Principal Executive
                                                Officer)


Dated:    August 13, 1998             /s/       David W. Kloos
        -----------------------------         --------------------------------

                                                David W. Kloos
                                                Senior Vice President
                                                and Chief Financial Officer
                                                (Principal Accounting
                                                and Financial Officer)