Form 10-Q
period 1998-09-30
MATRIX CAPITAL CORP /CO/
filed 1998-11-13
CIK 944725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


     Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on November 9, 1998 was 6,705,605 shares.

                               TABLE OF CONTENTS



                        PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements
           Condensed Consolidated Balance Sheets
               September 30, 1998 (unaudited) and December 31, 1997......................... 3

           Condensed Consolidated Statements of Income
               Three and nine months ended September 30, 1998 and 1997 (unaudited).......... 4

           Condensed Consolidated Statements of Changes in Shareholders' Equity
               Nine months ended September 30, 1998 and 1997 (unaudited).................... 5

           Condensed Consolidated Statements of Cash Flows
               Nine months ended September 30, 1998 and 1997 (unaudited).................... 6

           Notes to Unaudited Condensed Consolidated Financial Statements................... 7

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................................11

                          PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings................................................................24

ITEM 2.    Changes in Securities and Use of Proceeds........................................25

ITEM 3.    Defaults Upon Senior Securities..................................................25

ITEM 4.    Submissions of Matters to a Vote of Security Holders.............................25

ITEM 5.    Other Information................................................................25

ITEM 6.    Exhibits and Reports on Form 8-K.................................................25

SIGNATURES..................................................................................26

                        Part I - Financial Information
ITEM 1.   FINANCIAL STATEMENTS
                           Matrix Capital Corporation
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                 SEPTEMBER 30,           DECEMBER 31,
                                                                                     1998                    1997
                                                                             -------------------     -------------------
ASSETS                                                                            (unaudited)
Cash                                                                         $            14,316     $             3,296
Interest-earning deposits                                                                 26,364                   6,337
Loans held for sale, net                                                                 672,637                 456,978
Loans held for investment, net                                                            80,827                  54,394
Mortgage servicing rights, net                                                            47,332                  36,440
Other receivables                                                                         58,609                  22,695
Federal Home Loan Bank of Dallas stock                                                    10,858                   8,700
Premises and equipment, net                                                               10,428                   9,012
Other assets                                                                               8,236                   8,893
                                                                             -------------------     -------------------
  Total assets                                                               $           929,607     $           606,745
                                                                             ===================     ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits                                                                    $           391,786     $           224,982
 Custodial escrow balances                                                                94,067                  53,760
 Drafts payable                                                                            7,367                   7,506
 Payable for purchase of mortgage servicing rights                                         7,278                   8,660
 Federal Home Loan Bank of Dallas borrowings                                             200,000                 171,943
 Borrowed money                                                                          170,943                  89,909
 Other liabilities                                                                         9,584                   9,192
 Income taxes payable                                                                        883                     183
                                                                             -------------------     -------------------
  Total liabilities                                                                      881,908                 566,135

Commitments and contingencies

Shareholders' equity:
 Preferred stock, par value $.0001; authorized 5,000,000 shares; no shares outstanding
 Common stock, par value $.0001; authorized 50,000,000 shares; issued and outstanding 6,705,605 and 6,703,880 at September 30, 1998 and December 31,
  1997, respectively                                                                           1                       1


 Additional paid in capital                                                               22,206                  22,185
 Retained earnings                                                                        25,492                  18,424
                                                                             -------------------     -------------------

  Total shareholders' equity                                                              47,699                  40,610
                                                                             -------------------     -------------------
  Total liabilities and shareholders' equity                                 $           929,607     $           606,745
                                                                             ===================     ===================


See accompanying notes.

                          Matrix Capital Corporation
                  Condensed Consolidated Statements of Income
              (Dollars in thousands except per share information)

                                  (unaudited)

                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                               1998          1997          1998          1997
                                                           -----------  ------------   -----------   -----------
INTEREST INCOME
  Loans                                                    $    16,323   $     8,809   $    41,200   $    21,372
  Interest-earning deposits                                        301           231           829           790
                                                           -----------   -----------   -----------   -----------
    Total interest income                                       16,624         9,040        42,029        22,162

INTEREST EXPENSE
  Deposits                                                       4,431         2,318        11,149         6,155
  Borrowings                                                     5,256         2,808        14,143         6,322
                                                           -----------   -----------   -----------   -----------
    Total interest expense                                       9,687         5,126        25,292        12,477
                                                           -----------   -----------   -----------   -----------
  Net interest income before provision for loan and
   valuation losses                                              6,937         3,914        16,737         9,685
Provision for loan and valuation losses                            492           237         1,480           534
                                                           -----------   -----------   -----------   -----------
  Net interest income                                            6,445         3,677        15,257         9,151

NONINTEREST INCOME
  Loan administration                                            4,570         3,782        12,900        12,045
  Brokerage                                                      1,981           842         5,522         2,781
  Trust services                                                 1,001           806         3,092         2,574
  Gain on sale of loans                                            143         1,044         1,947         1,898
  Gain on sale of mortgage servicing rights                          -           150           803         2,503
  Loan origination                                               1,708         1,299         4,577         2,916
  Other                                                          1,923         1,146         4,750         2,683
                                                           -----------   -----------   -----------   -----------
    Total noninterest income                                    11,326         9,069        33,591        27,400

NONINTEREST EXPENSE
  Compensation and employee benefits                             5,374         3,630        15,741        10,511
  Amortization of mortgage servicing rights                      3,185         1,545         7,041         4,720
  Occupancy and equipment                                          824           557         2,247         1,533
  Postage and communication                                        543           412         1,748         1,075
  Professional fees                                                580           271         1,205           687
  Data processing                                                  331           213         1,041           579
  Losses related to recourse sales                                   -             -             -         1,125
  Other general and administrative                               2,965         2,429         8,643         6,732
                                                           -----------   -----------   -----------   -----------
    Total noninterest expense                                   13,802         9,057        37,666        26,962
                                                           -----------   -----------   -----------   -----------
    Income before income taxes                                   3,969         3,689        11,182         9,589
  Provision for income taxes                                     1,432         1,459         4,114         3,735
                                                           -----------   -----------   -----------   -----------
    Net income                                             $     2,537   $     2,230   $     7,068   $     5,854
                                                           ===========   ===========   ===========   ===========
Net income per share                                       $       .38   $       .33   $      1.05   $       .88
                                                           ===========   ===========   ===========   ===========
Net income per share assuming dilution                     $       .37   $       .33   $      1.02   $       .86
                                                           ===========   ===========   ===========   ===========
Weighted average shares                                      6,705,234     6,681,031     6,704,717     6,681,031
                                                           ===========   ===========   ===========   ===========
Weighted average shares assuming dilution                    6,890,091     6,785,396     6,908,192     6,774,682
                                                           ===========   ===========   ===========   ===========

See accompanying notes.

                          Matrix Capital Corporation
           Condensed Consolidated Statements of Shareholders' Equity

                            (Dollars in thousands)
                                  (unaudited)


                                                 COMMON STOCK
                                                                                  ADDITIONAL
                                       -----------------------------------         PAID IN             RETAINED
                                            SHARES              AMOUNT             CAPITAL             EARNINGS           TOTAL
                                       ---------------    ----------------    ----------------    ----------------    --------------
Nine months ended September 30, 1998
-------------------------------------

Balance at December 31, 1997                 6,703,880    $              1    $         22,185    $         18,424    $       40,610
Exercise of stock options                        1,725                  --                  21                  --                21
Net income                                          --                  --                  --               7,068             7,068
                                       ---------------    ----------------    ----------------    ----------------    --------------
Balance at September 30, 1998                6,705,605    $              1    $         22,206    $         25,492    $       47,699
                                       ===============    ================    ================    ================    ==============

Nine months ended September 30, 1997
-------------------------------------

Balance at December 31, 1996                 6,681,031    $              1    $         21,983    $         10,286    $       32,270
Net income                                                                                                   5,854             5,854
                                       ---------------    ----------------    ----------------    ----------------    --------------
Balance at September 30, 1997                6,681,031    $              1    $         21,983    $         16,140    $       38,124
                                       ===============    ================    ================    ================    ==============

See accompanying notes.

                           Matrix Capital Corporation
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                  (unaudited)

                                                                                                    Nine Months Ended
                                                                                                      SEPTEMBER 30,
                                                                                               1998                    1997
                                                                                        ---------------         ---------------
OPERATING ACTIVITIES
Net income                                                                              $         7,068         $         5,854

Adjustments to reconcile net income to net cash used by operating activities:
 Depreciation and amortization                                                                    1,431                   1,025
 Provision for loan and valuation losses                                                          1,480                     534
 Amortization of mortgage servicing rights                                                        7,041                   4,720
 Gain on sale of loans                                                                           (1,947)                 (1,898)
 Gain on sale of mortgage servicing rights                                                         (803)                 (2,503)
 Losses related to recourse sales                                                                                         1,125
 Loans originated for sale, net of loans sold                                                   (78,836)                (28,828)
 Loans purchased for sale                                                                      (409,045)               (318,179)
 Proceeds from sale of loans purchased for sale                                                 156,340                 123,270
 Originated mortgage servicing rights, net                                                         (380)                     78
 Increase in other receivables and other assets                                                 (36,832)                 (7,893)
 Increase in other liabilities and income taxes payable                                           1,092                     616
                                                                                        ---------------         ---------------
Net cash used by operating activities                                                          (353,391)               (222,079)

INVESTING ACTIVITIES
Loans originated and purchased for investment                                                   (61,130)                (39,174)
Principal repayments on loans                                                                   150,577                  53,980
Purchase of Federal Home Loan Bank of Dallas stock                                               (2,158)                 (3,623)
Purchases of premises and equipment                                                              (2,649)                 (1,667)
Acquisition of mortgage servicing rights                                                        (21,471)                (35,735)
Proceeds from sale of mortgage servicing rights                                                   5,046                  16,313
                                                                                        ---------------         ---------------
Net cash provided (used) by investing activities                                                 68,215                  (9,906)

FINANCING ACTIVITIES
Net increase in deposits                                                                        166,804                 126,034
Net increase in custodial escrow balances                                                        40,307                  26,943
Increase in revolving lines and repurchase agreements, net                                       78,206                  52,922
Repayments of notes payable                                                                     (30,352)                (30,022)
Proceeds from notes payable                                                                      61,359                  42,553
Proceeds from issuance of senior notes                                                                -                  19,100
Repayment of financing arrangements                                                                (122)                   (116)
Proceeds from issuance of common stock related to employee stock option plan                         21                       -
                                                                                        ---------------         ---------------
Net cash provided by financing activities                                                       316,223                 237,414
                                                                                        ---------------         ---------------
Increase in cash and cash equivalents                                                            31,047                   5,429
Cash and cash equivalents at beginning of period                                                  9,633                  12,609
                                                                                        ---------------         ---------------
Cash and cash equivalents at end of period                                              $        40,680         $        18,038
                                                                                        ===============         ===============
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY
Payable for purchase of mortgage servicing rights                                       $         7,278         $         9,671
                                                                                        ===============         ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense                                                          $        24,383         $        12,249
                                                                                        ===============         ===============
Cash paid for income taxes                                                              $         3,358         $         4,361
                                                                                        ===============         ===============

See accompanying notes.

                          Matrix Capital Corporation
        Notes to Unaudited Condensed Consolidated Financial Statements
            Three and Nine Months Ended September 30, 1998 and 1997

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

The Company also adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement No. 130"), as of January 1, 1998. Statement No. 130 requires reclassification of financial statements for earlier periods provided for comparative purposes. The Company's adoption of Statement No. 130 has not resulted in any change in presentation, as there is no material effect on the Company's consolidated financial statements as a result of the adoption.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement No. 133"), which is effective for fiscal years beginning after June 15, 1999. This statement requires all derivatives to be recorded on the balance sheet at fair value. It also establishes "special accounting" for hedges of changes in the fair value of assets, liabilities, or firm commitments (fair value hedges), hedges of the variable cash flows of forecasted transactions (cash flow hedges), and hedges of foreign currency exposures of net investments in foreign operations. To the extent the hedge is considered highly effective, both the change in the fair value of the derivative and the change in the fair value of the hedged item are recognized (offset) in earnings in the same period. Changes in fair value of derivatives that do not meet the criteria of one of these three hedge categories are included in income. Management of the Company plans to adopt Statement No. 133 with its fiscal year beginning January 1, 2000. It is not currently known what effect the adoption of Statement No. 133 will have on the consolidated financial statements of the Company.

(2) NET INCOME PER SHARE

The following table sets forth the computation of net income per share and net income per share assuming dilution:

                                                 THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                                    1998                  1997                  1998                  1997
                                            ------------------     -----------------     -----------------     -----------------
                                                                            (Dollars in thousands)
Numerator:
  Net income available to common
    shareholders                            $            2,537     $           2,230     $           7,068     $           5,854
                                            ==================     =================     =================     =================

Denominator:
  Weighted average shares outstanding                6,705,234             6,681,031             6,704,717             6,681,031
  Effect of dilutive securities:
    Common stock options                               156,388                92,100               171,629                84,638
    Common stock warrants                               28,469                12,265                31,846                 9,013
                                            ------------------     -----------------     -----------------     -----------------
  Dilutive potential common shares                     184,857               104,365               203,475                93,651
                                            ------------------     -----------------     -----------------     -----------------
  Denominator for net income per
    share assuming dilution                          6,890,091             6,785,396             6,908,192             6,774,682
                                            ==================     =================     =================     =================


(3) MORTGAGE SERVICING RIGHTS

The activity in Mortgage Servicing Rights ("MSRs") is summarized as follows:

                                                              NINE MONTHS
                                                                 ENDED                 YEAR ENDED
                                                             SEPTEMBER 30,            DECEMBER 31,
                                                                  1998                    1997
                                                        ---------------------     -----------------
                                                              (unaudited)
                                                                         (In thousands)
Balance at beginning of period                          $              36,440     $          23,680
Purchases                                                              20,089                37,151
Originated, net                                                           380                   818
Amortization                                                           (7,041)               (6,521)
Sales                                                                  (2,536)              (18,688)
                                                        ---------------------     -----------------
Balance at end of period                                $              47,332     $          36,440
                                                        =====================     =================

Accumulated amortization of mortgage servicing rights aggregated approximately $23.4 million and $17.2 million at September 30, 1998 and December 31, 1997, respectively.

The Company's servicing portfolio (excluding subserviced loans) was comprised of the following:


                                           SEPTEMBER 30,                                  DECEMBER 31,
                                               1998                                           1997
                                -------------------------------------        ----------------------------------------
                                     NUMBER              Principal                NUMBER                 Principal
                                    OF LOANS              Balance                OF LOANS                 Balance
                                                        Outstanding                                     Outstanding
                                -------------        ----------------        ---------------        -----------------
                                            (unaudited)
                                                               (Dollars in thousands)
FHLMC                                  16,321        $      1,055,577                 13,134        $         715,513
FNMA                                   24,951               1,558,611                 18,000                1,168,199
GNMA                                    7,567                 337,964                 15,845                  615,234
Other VA, FHA and
    conventional loans                 16,673               1,558,921                 14,538                  849,116
                                -------------        ----------------        ---------------        -----------------
                                       65,512        $      4,511,073                 61,517        $       3,348,062
                                =============        ================        ===============        =================

The Company's custodial escrow balances shown in the accompanying consolidated balance sheets pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced by the Company, aggregating approximately $90.1 million and $49.7 million at September 30, 1998 and December 31, 1997, respectively. The Company also had custodial escrow accounts on deposit for other mortgage companies aggregating approximately $4.0 million and $4.1 million at September 30, 1998 and December 31, 1997, respectively.

(4)  DEPOSITS

Deposit account balances are summarized as follows:

                                              SEPTEMBER 30,                                         DECEMBER 31,
                                                  1998                                                  1997
                            -----------------------------------------------            ------------------------------------
                                                                 WEIGHTED                                         WEIGHTED
                                                                 AVERAGE                                          AVERAGE
                                   AMOUNT          PERCENT         RATE                  AMOUNT     PERCENT         RATE
                            ------------------   ----------   --------------            --------   -----------   -----------
                                           (unaudited)
                                                                       (Dollars in thousands)
Passbook accounts           $            3,024        0.77%            3.68%           $   2,851       1.27%           3.95%
NOW accounts                            34,607        8.83             1.69               26,382      11.73            1.62
Money market accounts                  132,965       33.94             3.03               99,899      44.40            2.96
                            ------------------   ----------   --------------            --------   -----------   -----------
                                       170,596       43.54             2.77              129,132      57.40            2.70
Certificate accounts                   221,190       56.46             5.59               95,850      42.60            5.94
                            ------------------   ----------   --------------            --------   -----------   -----------
    Total deposits          $          391,786      100.00%            4.37%           $ 224,982     100.00%           4.09%
                            ==================   ==========   ==============            ========   ===========   ===========

At September 30, 1998 and December 31, 1997, brokered deposits accounted for approximately $103.0 million and $0, respectively, of the total certificate accounts shown above. Deposits received from Fidelity National Financial, Inc. represented $21.2 million and $0 of the total money market accounts shown above, as of September 30, 1998 and December 31, 1997, respectively.

(5)  COMMITMENTS AND CONTINGENCIES

At September 30, 1998, the Company had $159.0 million in pipeline and funded loans offset with mandatory forward commitments of $118.5 million and nonmandatory forward commitments of $13.1 million.

As of September 30, 1998, the Company had identified and hedged approximately $449.4 million of its mortgage servicing portfolio using a program of exchange-traded futures and options. At September 30, 1998, the net realized deferred gains and the unrealized deferred gain(loss) of the open positions was approximately $2.1 million.

In June 1996, the Company purchased 154 acres of land for $1.3 million in cash for the purpose of developing residential and multi-family lots in Ft. Lupton, Colorado. As part of the acquisition, the Company entered into a Residential Facilities Development Agreement (the "Development Agreement") with the City of Ft. Lupton. The Development Agreement is a residential and planned unit development agreement providing for the orderly planning, engineering and development of a golf course and surrounding residential community. The City of Ft. Lupton is responsible for the development of the golf course and the Company is responsible for the development of the surrounding residential lots. The Development Agreement sets forth a mandatory obligation on the part of the Company to pay the City of Ft. Lupton pledged enhancement assessments of $600,000. These pledged enhancement assessments require the Company to pay the City a $2,000 fee each time the Company sells a developed residential lot. The Company is obligated to pay a minimum of $60,000 in assessment fees per year beginning in 1998 and continuing through 2007. As of September 30, 1998, the Company has not paid any of the required assessment fees for 1998.

The Company also entered into a development management agreement with a local developer to complete the development of the land. At September 30, 1998 and December 31, 1997, the total basis of the land development was $3.7 million and $2.8 million, respectively, and was classified in other assets in the accompanying condensed consolidated balance sheets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's principal activities focus on traditional banking, mortgage banking and the administration of self-directed trust accounts. The Company's traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. The Company's mortgage banking activities consist primarily of purchasing and selling residential mortgage loans and residential mortgage servicing rights; offering brokerage, consulting, and analytical services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; originating residential mortgages; and providing real estate management and disposition services. The Company's trust activities focus primarily on the administration of self-directed individual retirement accounts, qualified retirement plans and custodial and directed trust accounts. These activities are conducted through the Company's primary operating subsidiaries, Matrix Capital Bank ("Matrix Bank"), Matrix Financial Services Corporation ("Matrix Financial"), Sterling Trust Company ("Sterling Trust"), United Financial, Inc. ("United Financial"), United Special Services, Inc. ("USS"), United Capital Markets, Inc. ("UCM") and First Matrix Investment Services Corporation ("First Matrix").

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

FORWARD-LOOKING INFORMATION

Certain statements contained in this quarterly report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "predict," "plan," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this quarterly report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: interest rate fluctuations; level of delinquencies; defaults and prepayments; general economic conditions; competition; government regulation; possible future litigation; the actions or inactions of third parties (particularly of third party sources upon whom the Company is relying in connection with Year 2000 issues); unanticipated developments in connection with the design, implementation or completion of the Company's Year 2000 Plan (including without limitation the resignation or removal of the Company's Year 2000 Director, or any other key employees responsible for the Year 2000 Plan, or the misrepresentation by a third party source upon whom the Company is dependent as to the status of their Year 2000 readiness, progress or compliance); the risks and uncertainties discussed in the Company's current report on Form 8-K, filed March 25, 1998; and, the uncertainties set forth from time to time in the Company's periodic reports, filings and other public statements.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998 COMPARED WITH THE QUARTER ENDED SEPTEMBER 30, 1997

NET INCOME; RETURN ON AVERAGE EQUITY. Net income increased $307,000, or 13.8%, to $2.5 million, or $.37 per share for the quarter ended September 30, 1998 as compared to $2.2 million, or $.33 per share for the quarter ended September 30, 1997. Return on average equity decreased to 21.9% for the quarter ended September 30, 1998 as compared to 24.3% for the quarter ended September 30, 1997. Included in net income for the quarter ended September 30, 1998 were non-recurring charges consisting of $255,000 in fees and expenses (primarily legal) in connection with the defense of an action brought against United Financial by Douglas County Bank and Trust and the write-off of $62,000 in merger-related costs due to the termination of the merger agreement with Fidelity National Financial, Inc. ("Fidelity National"). Adjusting for these charges, net income would have increased $499,000, or 22.4%, to $2.7 million, or $.40 per share for the quarter ended September 30, 1998 and return on average equity for the same quarter would have been 23.6%.

NET INTEREST INCOME. Net interest income before provision for loan and valuation losses increased $3.0 million, or 77.2%, to $6.9 million for the quarter ended September 30, 1998 as compared to $3.9 million for the quarter ended September 30, 1997. The Company's net interest margin decreased slightly to 3.64% for the quarter ended September 30, 1998 as compared to 3.70% for the quarter ended September 30, 1997, while the Company's interest rate spread increased to 3.13% for the quarter ended September 30, 1998 from 2.87% for the quarter ended September 30, 1997. The increases in net interest income before provision for loan and valuation losses and interest rate spread and the slight decrease in net interest margin for the quarter ended September 30, 1998 were attributable to the following: an 82.4% increase in the Company's average loan balance to $740.6 million for the quarter ended September 30, 1998 from $406.0 million for the quarter ended September 30, 1997, an increase in the yield on the Company's loan portfolio to 8.82% for the quarter ended September 30, 1998 as compared to 8.68% for the quarter ended September 30, 1997, and a decrease in the cost of interest-bearing liabilities to 5.59% for the quarter ended September 30, 1998 as compared to 5.67% for the quarter ended September 30, 1997. The increase in the yield earned on the Company's loan portfolio was primarily due to strategic loan portfolio acquisitions made by the Company. A majority of these strategic acquisitions consist of nonperforming FHA/VA loans acquired on a servicing retained basis, with a required pass-through of scheduled interest from the servicer. For additional information regarding these acquisitions, refer to "---Asset Quality---Nonperforming Assets". For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and changes in interest rates, see "---Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

PROVISION FOR LOAN AND VALUATION LOSSES. The provision for loan and valuation losses increased $255,000 to $492,000 for the quarter ended September 30, 1998 as compared to $237,000 for the quarter ended September 30, 1997. This increase was primarily attributable to an increase in the balance of loans receivable which increased to $753.5 million at September 30, 1998 as compared to $426.0 million at September 30, 1997. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "---Asset Quality--- Nonperforming Assets."

LOAN ADMINISTRATION. Loan administration fees increased $788,000, or 20.8%, to $4.6 million for the quarter ended September 30, 1998 as compared to $3.8 million for the quarter ended September 30, 1997. Loan administration fees are affected by factors that include the size of the Company's residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections, and the amount of ancillary fees collected. The above increase was primarily attributable to an increase in the outstanding principal balance underlying the Company's mortgage loan servicing portfolio at September 30, 1998 as compared to September 30, 1997. The mortgage servicing portfolio increased $879.1 million, or 26.1%, to an average balance of $4.2 billion for the quarter ended September 30, 1998 as compared to an average balance of $3.4 billion for the quarter ended September 30, 1997. This increase was offset by a slight reduction in the average service fee rate (including all ancillary income) to 0.43% for the quarter ended September 30, 1998 as compared to 0.45% for the quarter ended September 30, 1997.

BROKERAGE FEES. Brokerage fees increased $1.1 million, or 135.3%, to $2.0 million for the quarter ended September 30, 1998 as compared to $842,000 for the quarter ended September 30, 1997. This increase was the result of an increase in the balance of residential mortgage servicing portfolios brokered by United Financial, which in terms of aggregate unpaid principal balances on the underlying loans, increased $13.8 billion to $16.2 billion for the quarter ended September 30, 1998 as compared to $2.4 billion for the quarter ended September 30, 1997. Due to current market conditions for mortgage servicing rights, the Company is unable to predict whether United Financial will continue to broker the volume of mortgage servicing rights that it did in the third quarter of 1998 and other recent quarters.

TRUST SERVICES. Trust service fees increased $195,000, or 24.2%, to $1.0 million for the quarter ended September 30, 1998 as compared to $806,000 the quarter ended September 30, 1997. This increase is associated with the growth in the number of trust accounts under administration at Sterling Trust, which increased to 33,945 at September 30, 1998, as compared to 28,855 at September 30, 1997, and the increase in total assets under administration to $1.8 billion at September 30, 1998 as compared to $1.4 billion at September 30, 1997.

GAIN ON SALE OF LOANS. Gain on the sale of loans decreased $901,000, or 86.3%, to $143,000 for the quarter ended September 30, 1998 as compared to $1.0 million for the quarter ended September 30, 1997. Gain on sale of loans can fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply of loan portfolios in the market, the mix of loan portfolios available in the market, the type of loan portfolios the Company purchases, and the particular loan portfolios the Company elects to sell.

GAIN ON SALE OF MORTGAGE SERVICING RIGHTS. Gain on the sale of mortgage servicing rights decreased $150,000, as the Company did not sell any mortgage servicing rights in the quarter ending September 30, 1998. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter and from year to year based on the market value of the Company's servicing portfolio, the particular servicing portfolios the Company elects to sell and the availability of similar portfolios in the market. Due to the Company's position in and knowledge of the market, the Company will at times pursue opportunistic sales of mortgage servicing rights.

LOAN ORIGINATION. Loan origination income increased $409,000, or 31.5%, to $1.7 million for the quarter ended September 30, 1998 as compared to $1.3 million for the quarter ended September 30, 1997. This increase was primarily attributable to a $41.8 million, or 40.9%, increase in wholesale residential mortgage loan production to $143.8 million for the quarter ended September 30, 1998 as compared to $102.0 million for the quarter ended September 30, 1997. Loan origination income includes all mortgage loan fees, secondary marketing activity on new loan originations, and servicing release premiums on new originations sold, net of origination costs.

OTHER INCOME. Other income increased $777,000, or 67.8%, to $1.9 million for the quarter ended September 30, 1998 as compared to $1.1 million for the quarter ended September 30, 1997. The increase in other income was due to increased consulting income earned by UCM which rose to $758,000 for the quarter ended September 30, 1998 as compared to $49,000 for the quarter ended September 30, 1997, and an increase in USS service fee income which was up to $583,000 for the quarter ended September 30, 1998 as compared to $304,000 for the quarter ended September 30, 1997.

NONINTEREST EXPENSE. Noninterest expense increased $4.7 million, or 52.4%, to $13.8 million for the quarter ended September 30, 1998 as compared to $9.1 million for the quarter ended September 30, 1997. This increase was predominantly due to increases in the amortization of mortgage servicing rights and the overall growth and expansion of the Company that occurred during the fourth quarter of 1997 and has continued throughout 1998. This growth and expansion includes continued growth in the origination of loans at Matrix Financial, as well as the opening of a new lending subsidiary of Matrix Financial. The following table details the major components of noninterest expense for the periods indicated:

                                                                         QUARTER ENDED
                                                                         SEPTEMBER 30,
                                                                ------------------------------
                                                                     1998              1997
                                                                ------------------------------
                                                                         (In thousands)
Compensation and employee benefits                              $      5,374       $     3,630
Amortization of mortgage servicing rights                              3,185             1,545
Occupancy and equipment                                                  824               557
Postage and communication                                                543               412
Professional fees                                                        580               271
Data processing                                                          331               213
Other general and administrative                                       2,965             2,429
                                                                ------------       -----------
                 Total                                          $     13,802       $     9,057
                                                                ============       ===========

Compensation and employee benefits increased $1.8 million, or 48.0%, to $5.4 million for the quarter ended September 30, 1998 as compared to $3.6 million for the quarter ended September 30, 1997. This increase was the result of the expansion discussed above, as well as expansion in the operations of Matrix Bank. Additionally, commission-based compensation for Matrix Financial and United Financial increased due to the overall increases in loan origination and brokerage income, respectively. The Company experienced an increase of 49 employees, or 13.3%, to 417 full-time employees at September 30, 1998 as compared to 368 full-time employees at September 30, 1997.

Amortization of mortgage servicing rights increased $1.7 million, or 106.1%, to $3.2 million for the quarter ended September 30, 1998 as compared to $1.5 million for the quarter ended September 30, 1997. Amortization of mortgage servicing rights fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The Company's prepayment rates on its servicing portfolio averaged 23.6% for the quarter ended September 30, 1998 as compared to 12.2% for the quarter ended September 30, 1997. In response to the lower interest rates prevalent in the market, prepayment speeds have increased due to borrowers refinancing into lower interest rate mortgages. The Company anticipates the increased amortization levels to continue for the foreseeable future in response to historically low interest rate levels.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other expenses increased $1.3 million, or 35.1% to $5.2 million for the quarter ended September 30, 1998 as compared to $3.9 million for the quarter ended September 30, 1997. As mentioned above, $317,000 of the increase relates to non-recurring charges for the write-off of merger-related costs and the defense of a lawsuit by United Financial. This leaves a remaining increase of approximately $1.0 million, which is primarily due to the growth and expansion of the Company's business lines, especially with regard to Matrix Financial and Matrix Bank.

PROVISION FOR INCOME TAXES. The Company's provision for income taxes decreased $27,000 for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997. The increase in pretax income was offset by a reduction in the effective tax rate to 36.1% for the quarter ended September 30, 1998 from 39.6% for the quarter ended September 30, 1997. The decrease in the effective tax rate was the result of the origination of tax-exempt leases by the Company.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1997

NET INCOME; RETURN ON AVERAGE EQUITY. Net income increased $1.2 million, or 20.7%, to $7.1 million, or $1.02 per share for the nine months ended September 30, 1998 as compared to $5.9 million, or $.86 per share for the nine months ended September 30, 1997. Return on average equity decreased to 21.6% for the nine months ended September 30, 1998 as compared to 22.4% for the nine months ended September 30, 1997. Adjusting for the non-recurring charges mentioned above in "---Results of Operations for the Quarter Ended September 30, 1998 Compared with the Quarter Ended September 30, 1997---Net Income; Return on Average Equity", net income for the nine months ended September 30, 1998 would have increased $1.4 million, or 24.0%, to $7.3 million, or $1.05 per share and return on average equity would have been 22.2% for the same period.

NET INTEREST INCOME. Net interest income before provision for loan and valuation losses increased $7.0 million, or 72.8%, to $16.7 million for the nine months ended September 30, 1998 as compared to $9.7 million for the nine months ended September 30, 1997. The Company's net interest margin decreased to 3.36% for the nine months ended September 30, 1998 as compared to 3.74% for the nine months ended September 30, 1997, and the interest rate spread decreased slightly to 2.87% for the nine months ended September 30, 1998 from 2.90% for the nine months ended September 30, 1997. The increase in net interest income before provision for loan and valuation losses and the decreases in net interest margin and interest rate spread for the nine months ended September 30, 1998 were attributable to the following: a 92.0% increase in average interest-earning assets to $663.3 million for the nine months ended September 30, 1998 as compared to $345.6 million for the nine months ended September 30, 1997, and a decrease in the cost of interest-bearing liabilities to 5.58% from 5.65% for the nine months ended September 30, 1998 and 1997, respectively. The above were offset by a decrease in the yield on average interest-earning assets to 8.45% from 8.55% for the nine months ended September 30, 1998 and 1997, respectively, and a 105.4% increase in the average interest-bearing liabilities to $604.9 million for the nine months ended September 30, 1998 as compared to $294.4 million for the nine months ended September 30, 1997. The decrease in the yield on average interest-earning assets was attributable to the lower yield earned on the Company's loan portfolio which decreased to 8.57% as compared to 8.75% for the nine months ended September 30, 1998 and 1997, respectively. The loan portfolio yield decrease is attributable to the overall market decrease in interest rates, the increase in wholesale originations which are at the lower rates reflected in the market and the acquisition of fewer discounted loans by the Company. For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "---Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

PROVISION FOR LOAN AND VALUATION LOSSES. Provision for loan and valuation losses increased $946,000 to $1.5 million for the nine months ended September 30, 1998 as compared to $534,000 for the nine months ended September 30, 1997. This increase was primarily attributable to the increase in the balance of the loans receivable which increased to $753.5 million at September 30, 1998 as compared to $426.0 million at September 30, 1997. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "---Asset Quality---Nonperforming Assets."

LOAN ADMINISTRATION. Loan administration fees increased $855,000, or 7.1%, to $12.9 million for the nine months ended September 30, 1998 as compared to $12.0 million for the nine months ended September 30, 1997. Loan administration fees are affected by factors that include the size of the Company's residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. The above increase was primarily attributable to an increase in the outstanding principal balance underlying the Company's mortgage servicing rights portfolio at September 30, 1998 as compared to September 30, 1997. The mortgage loan servicing portfolio increased $503.8 million, or 15.0%, to an average balance of $3.9 billion for the nine months ended September 30, 1998 as compared to an average balance of $3.4 billion for the nine months ended September 30, 1997. This increase was offset by a reduction in the average service fee rate (including all ancillary income) to 0.44% for the nine months ended September 30, 1998 as compared to 0.48% for the nine months ended September 30, 1997.

BROKERAGE FEES. Brokerage fees increased $2.7 million, or 98.6%, to $5.5 million for the nine months ended September 30, 1998 as compared to $2.8 million for the nine months ended September 30, 1997. This increase was the result of an increase in the balance of residential mortgage servicing portfolios brokered by United Financial, which in terms of aggregate unpaid principal balances on the underlying loans, increased $33.1 billion to $47.9 billion for the nine months ended September 30, 1998 as compared to $14.8 billion for the nine months ended September 30, 1997. Due to current market conditions for mortgage servicing rights, the Company is unable to predict whether United Financial will continue to broker the volume of mortgage servicing rights that it has thus far in fiscal year 1998.

TRUST SERVICES. Trust services fees increased $518,000, or 20.1%, to $3.1 million for the nine months ended September 30, 1998 as compared to $2.6 million the nine months ended September 30, 1997. This increase is associated with the growth in the number of trust accounts under administration at Sterling Trust which increased to 33,945 at September 30, 1998 as compared to 28,855 at September 30, 1997, and the increase in total assets under administration which increased to $1.8 billion at September 30, 1998 as compared to $1.4 billion at September 30, 1997.

GAIN ON SALE OF LOANS. Gain on the sale of loans was consistent between the nine months ended September 30, 1998 and 1997 with only a slight increase of $49,000. Gain on the sale of loans can fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply of loan portfolios in the market, the mix of loan portfolios available in the market, the type of loan portfolios the Company purchases, and the particular loan portfolios the Company elects to sell.

GAIN ON SALE OF MORTGAGE SERVICING RIGHTS. Gain on the sale of mortgage servicing rights decreased $1.7 million, or 67.9%, to $803,000 for the nine months ended September 30, 1998 as compared to $2.5 million for the nine months ended September 30, 1997. In terms of aggregate outstanding principal balances of mortgage loans underlying such servicing rights, the Company sold $178.0 million in purchased mortgage servicing rights for the nine months ended September 30, 1998 as compared to $1.13 billion for the nine months ended September 30, 1997. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter and from year to year based on the market value of the Company's servicing portfolio, the particular servicing portfolios the Company elects to sell and the availability of similar portfolios in the market. Due to the Company's position in and knowledge of the market, the Company will at times pursue opportunistic sales of its mortgage servicing rights.

LOAN ORIGINATION. Loan origination income increased $1.7 million, or 57.0%, to $4.6 million for the nine months ended September 30, 1998 as compared to $2.9 million for the nine months ended September 30, 1997. This increase is primarily attributable to the increase in wholesale residential mortgage loan production by $133.1 million, or 45.2%, to $427.8 million for the nine months ended September 30, 1998 as compared to $294.7 million for the nine months ended September 30, 1997. Loan origination income includes all mortgage loan fees, secondary marketing activity on new loan originations, and servicing release premiums on new originations sold, net of origination costs.

OTHER INCOME. Other income increased $2.1 million, or 77.0%, to $4.8 million for the nine months ended September 30, 1998 as compared to $2.7 million for the
nine months ended September 30, 1997.   The year-to-date increase in other
income was driven by increased revenues from UCM and USS, which increased to $1.6 million and $1.3 million, respectively, for the nine months ended September 30, 1998 as compared to $49,000 and $820,000, respectively, for the nine months ended September 30, 1997.

NONINTEREST EXPENSE. Noninterest expense increased $10.7 million, or 39.7%, to $37.7 million for the nine months ended September 30, 1998 as compared to $27.0 million for the nine months ended September 30, 1997. This increase was primarily due to expenses related to the overall growth and expansion of the Company that occurred during the fourth quarter of 1997 and has continued throughout 1998. This growth and expansion included the opening of a new origination center for Matrix Financial and the opening of a new lending subsidiary of Matrix Financial. Additionally, amortization of mortgage servicing rights was a large contributor to the increase in noninterest expense between the nine months ended September 30, 1998 and 1997. These increases are offset by a $1.1 million non-recurring charge that was established by the Company during the first nine months of 1997 to serve as a reserve for losses on repurchased sub-prime auto loans. The following table details the major components of noninterest expense for the periods indicated:

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                ------------------------------
                                                                     1998              1997
                                                                ------------------------------
                                                                         (In thousands)
Compensation and employee benefits                              $     15,741       $    10,511
Amortization of mortgage servicing rights                              7,041             4,720
Occupancy and equipment                                                2,247             1,533
Postage and communication                                              1,748             1,075
Professional fees                                                      1,205               687
Data processing                                                        1,041               579
Loss related to recourse sales                                             -             1,125
Other general and administrative                                       8,643             6,732
                                                                ------------       -----------
                 Total                                          $     37,666       $    26,962
                                                                ============       ===========


Compensation and employee benefits increased $5.2 million, or 49.8%, to $15.7 million for the nine months ended September 30, 1998 as compared to $10.5 million for the nine months ended September 30, 1997. This increase was the result of the growth and expansion discussed above at Matrix Financial, growth in Matrix Bank's operations, as well as increases in the volume of loan originations and servicing brokerage, which resulted in increased commissions for Matrix Financial and United Financial, respectively.

Amortization of mortgage servicing rights increased $2.3 million, or 49.2%, to $7.0 million for the nine months ended September 30, 1998 as compared to $4.7 million for the nine months ended September 30, 1997. Amortization of mortgage servicing rights fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The Company's prepayment rates on its servicing portfolio averaged 20.7% for the nine months ended September 30, 1998 as compared to 11.1% for the nine months ended September 30, 1997. As previously noted, prepayment speeds have increased in 1998 due to the increased refinancing activity as compared to 1997.

Removing the effect of the loss related to recourse sales, the remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other expenses increased $4.3 million, or 40.3%, to $14.9 million for the nine months ended September 30, 1998 as compared to $10.6 million for the nine months ended September 30, 1997. The increase was primarily attributable to the growth and expansion of Company's business lines, especially with regard to Matrix Financial and Matrix Bank.

PROVISION FOR INCOME TAXES. Provision for income taxes increased by $379,000 to $4.1 million for the nine months ended September 30, 1998 as compared to $3.7 million for the nine months ended September 30, 1997. The increase in pretax income was offset by a reduction in the effective tax rate to 36.8% for the nine months ended September 30, 1998 as compared to 39.0% for the nine months ended September 30, 1997. The decrease in the effective tax rate was the result of the origination of tax-exempt leases by the Company.

AVERAGE BALANCE SHEET

The following table sets forth for the periods and as of the dates indicated, information regarding the Company's average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields and costs. Average interest rate information for the quarters and nine months ended September 30, 1998 and 1997 have been annualized. Ratio, yield and rate information is based on daily averages where available; otherwise, average monthly balances have been used. Nonaccrual loans have been included in the calculation of average balances for loans for the periods indicated.

                                                                             QUARTER ENDED
                                                                             SEPTEMBER 30,
                                        ----------------------------------------------------------------------------------------
                                                        1998                                              1997
                                        ----------------------------------------        ----------------------------------------
                                          Average                       Average          Average                        Average
                                          Balance       Interest         Rate            Balance         Interest        Rate
                                        ----------     ----------     ----------        ----------      ----------    ----------
                                                                         (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans, net                            $  740,604     $   16,323           8.82%       $  406,014      $    8,809          8.68%
  Interest-earning deposits                 11,347            143           5.04            11,773             147          4.99
  FHLB stock                                10,450            158           6.05             5,572              84          6.03
                                        ----------     ----------     ----------        ----------      ----------    ----------
   Total interest-earning assets           762,401         16,624           8.72           423,359           9,040          8.54

Noninterest-earning assets:
  Cash                                      15,432                                           9,096
  Allowance for loan and valuation
   losses                                   (2,554)                                         (1,405)
  Premises and equipment, net               10,366                                           8,491
  Other assets                              94,006                                          59,726
                                        ----------                                      ----------
   Total noninterest-earning               117,250                                          75,908
                                        ----------                                      ----------

   Total assets                         $  879,651                                      $  499,267
                                        ==========                                      ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Passbook accounts                     $    2,798             24           3.43        $    2,843              28          3.94
  Money market and NOW accounts            152,735          1,207           3.16           112,256           1,017          3.62
  Certificates of deposit                  228,806          3,200           5.59            85,293           1,273          5.97
  FHLB borrowings                          165,272          2,270           5.49            84,346           1,213          5.75
  Borrowed money                           143,257          2,986           8.34            76,631           1,595          8.33
                                        ----------     ----------     ----------        ----------      ----------    ----------
   Total interest-bearing liabilities      692,868          9,687           5.59           361,369           5,126          5.67
                                        ----------     ----------     ----------        ----------      ----------    ----------
Noninterest-bearing liabilities:
  Demand deposits (including
   custodial escrow balances)              123,025                                          89,885
  Other liabilities                         17,476                                          11,323
                                        ----------                                      ----------
   Total noninterest-bearing liabilities   140,501                                         101,208
Shareholders' equity                        46,282                                          36,690
                                        ----------                                      ----------
Total liabilities and shareholders'
  equity                                $  879,651                                      $  499,267
                                        ==========                                      ==========
Net interest income before provision for loan
  and valuation losses                                 $    6,937                                       $    3,914
                                                       ==========                                       ==========

Interest rate spread                                                        3.13%                                           2.87%
                                                                      ==========                                      ==========

Net interest margin                                                         3.64%                                           3.70%
                                                                      ==========                                      ==========

Ratio of average interest-earning assets to
  average interest-bearing liabilities                                    110.04%                                         117.15%
                                                                      ==========                                      ==========

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                        ----------------------------------------------------------------------------------------
                                                        1998                                              1997
                                        ----------------------------------------        ----------------------------------------
                                          Average                       Average          Average                        Average
                                          Balance       Interest         Rate            Balance         Interest        Rate
                                        ----------     ----------     ----------        ----------      ----------    ----------
                                                                         (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans, net                            $  641,366     $   41,200           8.57%       $  325,517      $   21,372          8.75%
  Interest-earning deposits                 12,448            402           4.31            16,203             618          5.09
  FHLB stock                                 9,522            427           5.98             3,855             172          5.95
                                        ----------     ----------     ----------        ----------      ----------    ----------
                                           663,336         42,029           8.45           345,575          22,162          8.55
Noninterest-earning assets:
  Cash                                      11,920                                          10,375
  Allowance for loan and valuation
   losses                                   (2,075)                                         (1,270)
  Premises and equipment, net                9,729                                           8,128
  Other assets                              81,993                                          62,381
                                        ----------                                      ----------
   Total noninterest-earning assets        101,567                                          79,614
                                        ----------                                      ----------

   Total assets                         $  764,903                                      $  425,189
                                        ==========                                      ==========
LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Passbook accounts                     $    2,817             78           3.69        $    2,851              84          3.93
  Money market and NOW accounts            131,168          2,985           3.03            92,425           2,473          3.57
  Certificates of deposit                  192,686          8,086           5.60            81,134           3,598          5.91
  FHLB borrowings                          146,718          6,059           5.51            45,433           1,931          5.67
  Borrowed money                           131,468          8,084           8.20            72,573           4,391          8.07
                                        ----------     ----------     ----------        ----------      ----------    ----------
   Total interest-bearing liabilities      604,857         25,292           5.58           294,416          12,477          5.65
                                        ----------     ----------     ----------        ----------      ----------    ----------

Noninterest-bearing liabilities:
  Demand deposits (including
   custodial escrow balances)               99,986                                          79,875
  Other liabilities                         16,387                                          16,118
                                        ----------                                      ----------
   Total noninterest-bearing liabilities   116,373                                          95,993
Shareholders' equity                        43,673                                          34,780
                                        ----------                                      ----------
Total liabilities and shareholders'
  equity                                   764,903                                      $  425,189
                                        ==========                                      ==========
Net interest income before provision for loan
  and valuation losses                                 $   16,737                                       $    9,685
                                                       ==========                                       ==========

Interest rate spread                                                        2.87%                                           2.90%
                                                                      ==========                                      ==========

Net interest margin                                                         3.36%                                           3.74%
                                                                      ==========                                      ==========

Ratio of average interest-earning assets to
  average interest-bearing liabilities                                    109.67%                                         117.38%
                                                                      ==========                                      ==========

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

                                                             QUARTER ENDED                          NINE MONTHS ENDED
                                                              SEPTEMBER 30,                            SEPTEMBER 30,
                                                              1998 VS 1997                              1998 VS 1997
                                                    -----------------------------------       ---------------------------------
                                                                                Increase (Decrease)
                                                                                  Due to Change in
                                                    ----------------------------------------------------------------------------
                                                        Volume         Rate        Total       Volume       Rate        Total
                                                    --------------  ----------  ----------   -----------  ---------  ----------
                                                                                  (Dollars in thousands)
Interest-earning assets:
  Loans, net                                        $        7,374  $      140  $    7,514   $    20,284  $    (456) $   19,828
  Interest-earning deposits                                     (5)          1          (4)         (121)       (95)       (216)
  FHLB stock                                                    74           -          74           254          1         255
                                                    --------------  ----------  ----------   -----------  ---------  ----------
     Total interest-earning assets                           7,443         141       7,584        20,417       (550)     19,867

Interest-bearing liabilities:
  Passbook accounts                                              -          (4)         (4)           (1)        (5)         (6)
  Money market and NOW accounts                                320        (130)        190           881       (369)        512
  Certificates of deposit                                    2,007         (80)      1,927         4,680       (191)      4,489
  FHLB borrowings                                            1,112         (55)      1,057         4,200        (73)      4,127
  Borrowed money                                             1,388           3       1,391         3,623         70       3,693
                                                    --------------  ----------  ----------   -----------  ---------  ----------
    Total interest-bearing liabilities                       4,827        (266)      4,561        13,383       (568)     12,815
                                                    --------------  ----------  ----------   -----------  ---------  ----------
Change in net interest income before provision
  for loan and valuation losses                     $        2,616  $      407  $    3,023   $     7,034  $      18  $    7,052
                                                    ==============  ==========  ==========   ===========  =========  ==========

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


                                              SEPTEMBER 30,            DECEMBER 31,              DECEMBER 31,
                                                  1998                    1997                      1996
                                          ------------------        ------------------        -----------------

                                                                (Dollars in thousands)

Nonaccrual mortgage loans                 $            7,175         $            4,796       $           3,031
Nonaccrual consumer loans                                504                        194                     872
                                          ------------------         ------------------       -----------------
    Total nonperforming loans                          7,679                      4,990                   3,903

Foreclosed real estate                                   201                      1,242                     788
Repossessed automobiles                                    -                          -                     506
                                          ------------------         ------------------       -----------------
    Total nonperforming assets            $            7,880         $            6,232       $           5,197
                                          ==================         ==================       =================

                                             September 30,                         December 31,                  December 31,
                                                1998                                  1997                          1996
                                          ------------------                    ------------------            -----------------
Total nonperforming loans to total
  loans                                                 1.02%                                 1.03%                        1.89%
                                          ==================                    ==================            =================

Total nonperforming assets
  to total assets                                       0.85%                                 0.97%                        1.83%
                                          ==================                    ==================            =================

Ratio of allowance for loan and
  valuation losses to total non-
  performing loans                                     33.72%                                35.19%                       26.62%
                                          ==================                    ==================            =================

As of September 30, 1998, the Company had no non-government accruing loans that were contractually past due 90 days or more. Beginning in 1996, the Company began to accrue for government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these loans is insured by the federal government. At September 30, 1998, $7.3 million, or 95.1%, of the nonaccrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale". Total loans held for sale at September 30, 1998 were $672.6 million, of which $7.3 million, or 1.09%, were nonaccrual loans. Against the loans held for sale, the Company has $7.4 million of purchase discounts plus an additional $19.8 million of loans which have some form of recourse to the seller.

Included in loans held for sale is approximately $229.7 million, at September 30, 1998, of loans which the Company has acquired under purchase/repurchase facilities and purchase agreements with several parties. The terms of these agreements vary with each seller but include provisions which require the seller to repurchase the loans within a defined period of time, or provide at the Company's option, the ability, on short notice, to require the seller to repurchase the loans, or in some cases, allow the seller to repurchase the loans.

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

The percentage of the allowance for loan losses to nonaccrual loans varies widely due to the nature of the Company's portfolio of mortgage loans, which are collateralized primarily by residential real estate. The Company analyzes the collateral for each nonperforming mortgage loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan losses. See "- -Results of Operations for the Quarter Ended September 30, 1998 Compared with the Quarter Ended September 30, 1997."

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability of the Company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The trend of net cash used by the Company's operating activities experienced over the reported periods results primarily from the growth that Matrix Bank has experienced in its residential loan purchasing activity. The Company anticipates the trend of a net use of cash from operations to continue for the foreseeable future. This anticipation results from the expected growth at Matrix Bank, which management believes will consist primarily of increased activity in the purchasing of loan and mortgage servicing portfolios. The Company anticipates such growth will be funded through retail deposits, custodial escrow deposits, trust deposits, brokered deposits and Federal Home Loan Bank ("FHLB") borrowings.

Matrix Bank's primary source of funds for use in lending, purchasing bulk loan portfolios, investing and other general purposes are retail deposits, trust deposits, custodial escrow balances, brokered deposits, FHLB borrowings, sales of loan portfolios and proceeds from principal and interest payments on loans. Contractual loan payments and deposit inflows and outflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLB as its primary source for borrowings. At September 30, 1998, Matrix Bank had overnight borrowings from the FHLB of $200.0 million. The trust deposits generated from the trust administration services, which totaled $123.8 million at September 30, 1998, fluctuate based on the trust assets under administration and, to a lesser extent, the general economic conditions. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related servicing rights portfolios and the timing of payments for taxes and insurance.

Matrix Bank, a "well-capitalized" institution, had a leverage capital ratio at September 30, 1998 of 5.4%. This exceeded the leverage capital requirement of 4.0% of adjusted assets by $10.4 million. Matrix Bank's risk-based capital ratio was 10.4% at September 30, 1998. Matrix Bank currently exceeds the risk-based capital requirement of 8.0% of risk weighted assets by $9.8 million.

The Company's principal source of funding for its servicing acquisition activities consists of line of credit facilities provided to Matrix Financial by unaffiliated financial institutions. Effective May 27, 1998, the Company executed an amendment to its servicing acquisition facilities to increase the credit available by an additional $15.0 million. As of September 30, 1998, Matrix Financial's servicing acquisition facilities aggregated $45.0 million, of which $5.3 million was available to be utilized after deducting drawn amounts. It is anticipated that the Company will increase the line of credit facilities for servicing acquisitions activities as needed.

The Company's principal source of funding for its loan origination business consists of warehouse lines of credit and sale/repurchase facilities provided to Matrix Financial by various financial institutions. As of September 30, 1998, Matrix Financial's warehouse lines of credit and sale/repurchase facilities aggregated $100.0 million, of which $8.6 million was available to be utilized. Effective October 31, 1998, the Company executed an amendment to its warehouse line of credit facility to increase the credit available by an additional $30.0 million. Additionally, the Company has an overline facility available for an additional $10.0 million. The availability of the overline facility is at the lender's sole discretion.

The Company's principal source of funding for the working capital needs of Matrix Financial consists of working capital facilities provided to Matrix Financial by unaffiliated financial institutions. As of September 30, 1998, Matrix Financial's working capital facilities aggregated $10.0 million, of which $5.5 million was available.

On June 29, 1998, the Company amended its bank stock loan and increased the credit available under the loan by an additional $12.0 million. The amended bank stock loan has two components of the loan, an $8.5 million term loan and a revolving line of credit of $11.5 million. As of September 30, 1998, the balance of the term loan and the revolving line of credit were $8.2 million and $0, respectively. One year from the date of the amendment, the balance of the revolving line of credit will be converted to a term loan. The additional proceeds from the loan will be used as capital at Matrix Bank. The amended bank stock loan requires the Company to maintain (i) total stockholders' equity of the greater of $40.0 million or 90% of actual net worth at the end of the most recent fiscal year, plus 50% of cumulative net income after the end of the most recent fiscal year, plus 90% of all contributions made to stockholders' equity after the closing date, and (ii) total adjusted debt to net worth less than 4 :
1. Additionally, the amended bank stock loan does not permit the Company to declare or pay any dividends.

In the ordinary course of business, the Company makes commitments to originate residential mortgage loans and holds originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the pipeline loans. The Company mitigates this risk through the use of mandatory and nonmandatory forward commitments to sell loans. As of September 30, 1998, the Company had $159.0 million in pipeline and funded loans offset with mandatory forward commitments of $118.5 million and nonmandatory forward commitments of $13.1 million. The inherent value of the forward commitments is considered in the determination of the lower of cost or market for such loans.

YEAR 2000

Similar to many other companies, the Company faces the risk of a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could result in a system failure or miscalculations causing a disruption of operations. The Company has established Year 2000 project teams, both at the holding company and individual subsidiary levels. The Year 2000 project teams and the Company's overall Year 2000 effort are being overseen by the Company's Year 2000 Director to ensure that consistent procedures and methodologies are being applied across the subsidiaries in addressing Year 2000 issues.

The Company is subject to Year 2000 risks not only from its own internal data processing systems and software, but also from third party sources providing data and/or services to the Company and from certain significant customers. Additionally, the Company has a limited amount of other non-information systems equipment that relies on date-sensitive information. As such, the Company has established and implemented a Year 2000 Plan that includes the careful evaluation of internal data processing systems and software and incorporates the evaluation of third party sources, significant customers and vendors, and non-information systems equipment for Year 2000 risks.

The Company's Year 2000 Plan consists of the following five separate phases:

 . Awareness The process of informing all of the Company's employees, vendors, and significant customers about the nature and extent of the Year 2000 problem.

 . Assessment The process of gathering and analyzing information to determine the size and impact of the Year 2000 problem, the complexity of issues and the level of work and resources necessary to address Year 2000 issues.

 . Renovation The process of modifying, reengineering, and retiring non-compliant information systems, applications, vendors, third party service providers and non-information systems based on the information learned during the assessment phase.

 . Validation The process of testing information systems, applications, vendors, third party service providers and non-information systems for Year 2000 compliance. This testing phase will include both newly renovated and compliant items.

 . Implementation The process of implementing all Year 2000 compliant changed, newly acquired or modified information systems, applications, vendors, third party service providers and non-information systems. This phase also includes the updating of backup, contingency and disaster recovery plans.

It is anticipated that the above phases of the Year 2000 Plan will progress concurrently. Additionally, the Company does not anticipate that its subsidiaries will progress at the same rate through the five phases of the Year 2000 Plan due to differences in their systems and the varying levels of complexity associated with those systems. The Company has directed its subsidiaries to focus their Year 2000 efforts on mission critical items first and non-mission critical items second. As a result, the Company and its subsidiaries have substantially completed the awareness and assessment phases of the Year 2000 Plan for all mission critical systems, applications, and vendors, and for the Company's current employees and significant customers. It is anticipated that the Company and all of its subsidiaries will complete the awareness and assessment phases for all non-mission critical systems, applications, vendors and significant customers by December 31, 1998. Significant vendors and customers have been requested to advise the Company in writing of their Year 2000 readiness, including actions to become compliant if they are not already compliant. Responses have not yet been received from all of the Company's vendors and significant customers.

The Company's computing environment consists largely of personal computers ("PCs") connected to Local Area Network ("LAN") based systems. The exception to this is an in-house Digital VAX mini-computer system used by Sterling Trust. This VAX system houses the Trust Accounting System, which is written in the COBOL language. Due to the substantial number of programming changes required, Sterling Trust's Year 2000 focus has mainly been on renovating and validating the Trust Accounting System. With the renovation process substantially complete and validation scheduled to be completed by December 31, 1998, Sterling Trust has begun assessing its other systems and applications, including non-information systems equipment. This assessment has not yet resulted in any significant Year 2000 compliance issues. Additionally, Sterling Trust plans to complete validation of all PC systems and software applications by January 31, 1999.

Processing for many Matrix Bank and Matrix Financial systems are handled by outside service bureaus. Matrix Bank has completed the validation process for its outside service bureau and is currently compiling the results of these tests. In addition to its Year 2000 concerns related to third parties, Matrix Bank has completed the validation process for both its PC hardware and applications, and is continuing the validation process for other mission critical vendors during the fourth quarter of 1998 and first quarter of 1999. Matrix Bank will also begin the validation process for non-mission critical vendors in the first quarter of 1999. Matrix Bank's efforts to become Year 2000 compliant are being monitored by the Office of Thrift Supervision. Failure to become Year 2000 compliant could subject Matrix Bank to formal supervisory or enforcement actions.

Matrix Financial has contacted its outside service bureau provider and based on these communications, the service provider has indicated that they will be Year 2000 compliant. Matrix Financial is looking into their options for the necessary testing that they will need to perform on this third-party to ensure that they are in fact compliant. It is anticipated that this testing will occur no later than the first quarter of 1999. Additionally, Matrix Financial plans to participate in the Year 2000 Inter-System Readiness Test sponsored by the Mortgage Bankers Association, which is currently scheduled to occur during the first quarter of 1999 as well. Matrix Financial has completed the testing of all of its PCs systems and anticipates the completion of the validation process for all software applications by December 31, 1998.

The Company's remaining subsidiaries have more limited exposure risk to the Year 2000 issue. For example, they have fewer mission critical systems, vendors, and customers than the subsidiaries discussed above. As mentioned previously, all of the Company's subsidiaries are substantially complete with awareness and assessment for mission critical vendors. These remaining entities have very limited renovation issues and their validation process is substantially underway. Validation of PC's is nearly complete, and spreadsheets and application validation should be almost complete by December 31, 1998.

The implementation process is at varying levels of completion across the Company. Included in the implementation phase of the Company's Year 2000 Plan is the development of a contingency plan for the failure of the Company's mission critical systems. Several of the Company's subsidiaries have already completed their contingency plans, and it is anticipated that the remainder of the contingency plans will be finished by March 31, 1999. These plans will address issues such as the failure of the Company's third-party service providers, the failure of the Trust Accounting System, the failure of our telecommunications network, etc.

Assuming the proper functioning of the Company's telecommunication and utility providers, the failure of which would have a significant impact on the Company's ability to conduct its day-to-day operations, management of each subsidiary has assessed what is believed to be the most reasonably likely worst case Year 2000 scenario. Sterling Trust relies on electronic information received from various external sources such as mutual fund companies, life insurance companies, broker/dealers, etc., to prepare quarterly statements and to process the investment directions of clients. Sterling Trust's most reasonably likely worst case scenario lies in not being able to obtain this data. Many of Sterling Trust's external service providers are either regulated by the National Association of Securities Dealers or are owned by one of the stock exchanges.
As such, Sterling Trust anticipates that most of these companies will be compliant. If for some reason the data from the outside service providers is available, but cannot be transmitted electronically, Sterling Trust plans to coordinate the receipt of that information via phone and fax lines. Once received, Sterling Trust will then manually input the data into their system in order to perform the necessary functions described above.

Management from Matrix Bank anticipates that its most reasonably likely worst case Year 2000 scenario would be the failure of one of its credit card service providers, such as their credit card processor. In the event that these service providers are not Year 2000 compliant, Matrix Bank anticipates discontinuing their credit card programs, which are mainly provided as a service to the Bank's customers, but do not contribute significantly to the net income of the Company on a consolidated basis.

Under Matrix Financial's most reasonably likely worst case Year 2000 scenario, two areas are likely to be affected. The first is the production department where loan documentation is received from outside brokers and processed by Matrix Financial. These loan documents could contain inaccurate calculations resulting from a Year 2000 problem with the software/hardware used by the broker to generate the documents. Matrix Financial risks inputting these loans into their in-house loan processing system, resulting in the bad input information being carried forward in the system. Since there are more than 500 brokers that send these documents to Matrix Financial, it is unlikely that Matrix Financial will be able to certify that all of the brokers are Year 2000 compliant. As such, additional legal disclosures are being reviewed to protect Matrix Financial in the event of such a problem. Additionally, due to the large number of brokers, Matrix Financial intends to cease the acceptance of loan documents from those brokers that are identified as non-compliant. The loss of business from any one broker will not have a material impact on the Company, as no broker is individually significant to the Company's operations.


The second area of exposure for Matrix Financial is the secondary marketing department. Each day, rate information is received and loans are locked in at a set rate to be sold to investors. If an investor is unable to verify and process the loan rate lock confirmation (the paper copy of the agreed upon transaction) due to a Year 2000 issue, then Matrix Financial may be forced to relock the loans at the current day's rates, unless other evidence of the transaction exists. Due to the daily fluctuation in these rates, this could expose Matrix Financial to significant interest rate risk on the affected loans. This process is being reviewed to provide an alternative method between Matrix Financial and the investors for confirmation of the loan rate information.

The Company anticipates that the total costs associated with Year 2000 compliance will not exceed $450,000; as such, Year 2000 compliance is not expected to have a material effect on the Company's results of operations. Most of the costs associated with the Year 2000 issue will be expensed as incurred; however, any costs attributable to the purchase of new software will be capitalized. Through September 30, 1998, the Company has expensed approximately $73,000 for costs associated with Year 2000 compliance. The costs of the Year 2000 project and the deadlines by which the Company believes that it will progress through the various phases of the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Management presently believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, if the required modifications or replacements are not made, or are not completed in a timely manner, the Year 2000 could have material impact on the operations of the Company. Additionally, despite the Company's efforts to verify the Year 2000 compliance of third parties, there can be no guarantee that the systems of other companies on which the Company relies will be converted timely and will not have an adverse effect on the Company or its systems.


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

United Financial is a defendant in a lawsuit entitled Douglas County Bank & Trust Co. v. United Financial, Inc., that was commenced on or about May 23, 1997 in the United States District Court for the District of Nebraska. In the action, the plaintiff-buyer alleges that United Financial, as broker for the seller, made false representations regarding the GNMA certification of certain mortgage pools the servicing rights of which were offered for sale in a written offering. The plaintiff further alleges that it relied on United Financial's representations in purchasing the servicing rights from the seller. The plaintiff seeks recovery of (i) the deposit paid to the seller in connection with the purchase thereof in the amount of $147,000; (ii) $1.4 million that the plaintiff claims it paid GNMA to settle a dispute regarding the certification of the mortgage pools; and (iii) approximately $1.4 million in lost profits. Trial was conducted in Omaha, Nebraska during the week of July 12, 1998. The jury returned a verdict in favor of United Financial on four counts and in favor of the plaintiff on one count, and awarded the plaintiff $75,000. On July 31, 1998, the plaintiff filed a motion for judgment notwithstanding the verdict, or, alternatively, a new trial. On November 6, 1998, the Court denied both of the plaintiff's motions. United Financial is considering an appeal of the $75,000 award to the plaintiff. In addition, because the plaintiff may appeal the Court's rulings no assurances can be given that an adverse judgment of a material amount will not ultimately be rendered or that any such a judgment would not have a material adverse effect on the Company's consolidated financial condition, results of operations, or cash flows. United Financial has not to date received any notice from the plaintiff indicating that the plaintiff will appeal the Court's rulings.

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

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

*10.1 Merger Termination Agreement between Matrix Capital Corporation, Fidelity National Financial, Inc., and MCC Merger Sub, Inc. dated August 28, 1998.

*27      Financial Data Schedule

(b)  Reports on Form 8-K

None.

______________________

* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MATRIX CAPITAL CORPORATION


Dated:    November 13, 1998                /s/  Guy A. Gibson
        ---------------------              ------------------------------

                                           Guy A. Gibson
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Dated:    November 13, 1998                /s/  David W. Kloos
        ---------------------              ------------------------------

                                           David W. Kloos
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting and
                                           Financial Officer)