Form 10-Q/A
period 1998-09-30
MATRIX CAPITAL CORP /CO/
filed 1998-11-30
CIK 944725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q/A

                               (AMENDMENT NO. 1)

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

YEAR 2000

The following disclosure is a Year 2000 Readiness Disclosure, as defined in the Year 2000 Information and Readiness Disclosure Act, which was enacted by Congress and was effective October 19, 1998.

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


Dated:    November 30, 1998                /s/  Guy A. Gibson
        ---------------------              ------------------------------

                                           Guy A. Gibson
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Dated:    November 30, 1998                /s/  David W. Kloos
        ---------------------              ------------------------------

                                           David W. Kloos
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting and
                                           Financial Officer)