Form 10-K
period 1998-12-31
MATRIX BANCORP INC
filed 1999-03-26
CIK 944725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________TO ___________

                        Commission file number: 0-21231


                             MATRIX BANCORP, INC.
            (Exact name of registrant as specified in its charter)

      COLORADO                                                   84-1233716
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


1380 LAWRENCE STREET, SUITE 1400
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 12, 1999, 6,724,911 shares of common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price of such stock on the NASDAQ National Market on March 11, 1999, was $55,441,449. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:
  Portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held May 14, 1999 are incorporated by reference into Part III of this Form 10-K.

                              TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                                                 PART I

Item 1.    Business......................................................................................        3
Item 2.    Properties....................................................................................       19
Item 3.    Legal Proceedings.............................................................................       19
Item 4.    Submission of Matters to a Vote of Security Holders...........................................       20

                                                PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.........................       20
Item 6.    Selected Financial Data.......................................................................       21
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........       22
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk....................................       44
Item 8.    Financial Statements and Supplementary Data...................................................       44
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..........       44

                                                PART III

Item 10.   Directors and Executive Officers of the Registrant............................................       44
Item 11.   Executive Compensation........................................................................       44
Item 12.   Security Ownership of Certain Beneficial Owners and Management................................       44
Item 13.   Certain Relationships and Related Transactions................................................       44

                                                PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................       45

                                    PART I

ITEM 1. BUSINESS
        --------

GENERAL

     Matrix Bancorp, Inc. ("Matrix Bancorp" or the "Company"), formerly Matrix Capital Corporation, is a unitary thrift holding company that, through its subsidiaries (the "Subsidiaries"), focuses on traditional banking, mortgage banking and the administration of self-directed trust accounts. The Company's traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. The Company's mortgage banking activities consist of purchasing and selling residential mortgage loans and residential mortgage servicing rights; offering brokerage, consulting and analytical services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; originating residential mortgages; and providing real estate management and disposition services. The Company's trust activities focus primarily on the administration of self-directed individual retirement accounts, qualified retirement plans, and custodial and directed trust accounts, as well as offering specialized custody and clearing services to investment professionals. The Company was incorporated in Colorado in June 1993. Its principal executive offices are located at 1380 Lawrence Street, Suite 1400, Denver, Colorado 80204, and its telephone number is (303) 595-9898.

     In December 1998, the Company changed its name to "Matrix Bancorp, Inc." The name change was approved by the shareholders at the 1998 Annual Meeting of Shareholders held on May 1, 1998. The Company's management group believes that the name change more accurately reflects the true nature of the investment activities undertaken by the Company. The trading symbol for the Company's common stock on the NASDAQ National Market will continue to be "MTXC."

THE SUBSIDIARIES

     The Company's core business operations are conducted through the following operating Subsidiaries:

     MATRIX BANK. With its main office in Las Cruces, New Mexico, full service branches in Sun City, Arizona and Las Cruces, New Mexico, and loan offices in Denver and Evergreen, Colorado (near Denver), Matrix Capital Bank ("Matrix Bank") serves its local communities by providing a broad range of personal and business depository services, offering residential loans, and providing consumer and commercial real estate loans. Matrix Bank also holds the noninterest-bearing custodial escrow deposits related to the residential mortgage loan portfolio serviced by Matrix Financial Services Corporation ("Matrix Financial") and the interest-bearing money market accounts administered by Sterling Trust Company ("Sterling Trust"). See "--Matrix Financial" and "--The Vintage Group." These custodial escrow deposits and money market accounts under administration, as well as other traditional deposits, are used to fund bulk purchases of residential mortgage loan portfolios throughout the United States, a substantial portion of which are serviced by Matrix Financial following their purchase. As of December 31, 1998, Matrix Bank was deemed to be "well capitalized" under applicable regulatory standards. See "--Regulation and Supervision--Matrix Bank's Capital Ratios."

     UNITED FINANCIAL. United Financial, Inc. ("United Financial") provides brokerage and consulting services to financial institutions and financial services companies in the mortgage banking industry. These services include the brokering and analysis of residential mortgage loan servicing rights ("MSRs") and residential mortgage loans, corporate and mortgage loan servicing portfolio valuations (which includes the "mark-to-market" valuation and analysis required under Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("FAS 125")), and to a lesser extent, consultation and brokerage services in connection with mergers and acquisitions of mortgage banking entities. United Financial provides brokerage services to mortgage banking entities, such as Crossland Mortgage Corp., Chase Manhattan Mortgage and AccuBanc Mortgage.
During 1998 and 1997, United Financial brokered the sale of 68 and 91 mortgage loan servicing portfolios totaling $66.4 billion and $33.4 billion in outstanding mortgage loan principal balances, respectively. As a result of this volume of brokerage activity and the expertise of the United Financial analytics department, the Company has access to a wide array of information relating to the mortgage banking industry, including emerging market trends, prevailing market prices, pending regulatory changes and changes in levels of supply and demand. Consequently, the Company is often able to identify certain types of mortgage loan servicing portfolios that are well suited to its particular servicing platform and unique corporate structure.

     MATRIX FINANCIAL. Matrix Financial acquires MSRs on a nationwide basis through purchases in the secondary market, services the loans underlying the MSRs and originates mortgage loans through its wholesale loan origination network. As of December 31, 1998, Matrix Financial serviced 78,346 borrower accounts representing $5.4 billion in principal balances (excluding $9.9 million in subservicing for non-affiliates of the Company), the majority of which were seasoned loans having lower principal and higher custodial escrow balances than newly originated mortgage loans. As a servicer of mortgage loans, Matrix Financial is required to establish custodial escrow accounts for the deposit of borrowers' payments, which may include principal, interest, taxes and insurance. These payments are held at Matrix Bank. At December 31, 1998, the custodial escrow accounts related to the Company's servicing portfolio maintained at Matrix Bank were $89.5 million in the aggregate. For the calendar year 1998, Matrix Financial originated $575.0 million in residential mortgage loans primarily through its regional wholesale production offices located in Atlanta, Denver, Las Vegas and Phoenix. The mortgage loans originated by Matrix Financial are typically sold in the secondary market.

     THE VINTAGE GROUP. In early 1997, the Company acquired The Vintage Group, Inc. ("Vintage"). Vintage's subsidiaries, Sterling Trust and First Matrix Investment Services Corporation ("First Matrix") are located in Waco and Arlington, Texas, respectively. Sterling Trust was incorporated in 1984 as a Texas independent, non-bank trust company specializing in the administration of self-directed individual retirement accounts, qualified retirement plans, and custodial and directed trust accounts. As of December 31, 1998, Sterling Trust administered in excess of 36,000 accounts with assets under administration of almost $2.1 billion; approximately $137.0 million of which represented interest-bearing deposits under administration held at Matrix Bank. First Matrix is a NASD broker/dealer that provides services to individuals and deferred contribution plans.

     UNITED CAPITAL MARKETS. United Capital Markets, Inc. ("UCM") is a Registered Investment Advisor that focuses on risk management services for institutional clients. It provides a professional outsourcing alternative to in-house risk management departments and Wall Street derivative products. UCM typically focuses on interest rate and prepayment risk as they relate to specific objectives articulated to UCM by the client. UCM's risk management strategy includes modeling of asset risk, setting up and trading individual hedge accounts and matching accounting practice and management goals. Although the Company believes that UCM will ultimately be able to implement risk management strategies for clients with respect to several asset classes, UCM's initial focus has been on the implementation of risk management strategies for clients' portfolios of MSRs. UCM is managed by former senior executives from nationally recognized investment banks and the mortgage banking industry with many years of experience in risk management and hedging strategies.

     UNITED SPECIAL SERVICES. United Special Services, Inc. ("USS") provides real estate management and disposition services to financial services companies and financial institutions. In addition to the unaffiliated clients currently served by USS, Matrix Financial uses USS exclusively in handling the disposition of its foreclosed real estate. USS also provides limited collateral valuation opinions to clients that are interested in assessing the value of the collateral underlying mortgage loans, as well as to clients such as Matrix Bank and other third party mortgage loan buyers evaluating potential bulk purchases of mortgage loans.

     See Note 19 to the Consolidated Financial Statements included elsewhere herein for a presentation of financial information by industry segment.

SAVINGS BANK ACTIVITIES

     GENERAL. With branches in Las Cruces, New Mexico and Sun City, Arizona, and loan production offices in Denver and Evergreen, Colorado, Matrix Bank serves its local communities by providing a broad range of personal and business depository services, offering residential and consumer loans and providing commercial real estate loans, including Small Business Administration ("SBA") loans. For a discussion of the depository services offered by Matrix Bank, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." For a discussion of the historical loan portfolio of the Company, including that of Matrix Bank, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Lending Activities."

     PURCHASE AND SALE OF BULK LOAN PORTFOLIOS. In addition to its mortgage loan origination and servicing-related activities, which are discussed under "-- Mortgage Bank Activities," the Company traditionally makes bulk purchases of residential mortgage loans in the secondary market through Matrix Bank. The Company believes that its structure provides advantages over its competitors in the purchase of bulk mortgage loan packages. United Financial, through its networking within the mortgage banking industry, is able to refer mortgage banking companies that are interested in selling mortgage loan portfolios directly to Matrix Bank. This direct contact reduces the number of portfolios that must be purchased through competitive bid situations, thereby reducing the cost associated with the acquisition of bulk residential mortgage loan portfolios. Additionally, Matrix Bank's affiliation with Matrix Financial also provides servicing advantages that a typical community bank does not possess. Matrix Financial, which generally acts as a subservicer for Matrix Bank's mortgage loan portfolio, services loans throughout the entire United States and has the ability to service additional borrower accounts without any substantial changes or improvements. As such, Matrix Bank is not limited in the types of loans that it can acquire, nor is Matrix Bank restricted to certain geographic regions as Matrix Financial services loans in all fifty states. During the years ended December 31, 1998 and 1997, the Company made bulk purchases of mortgage loans of approximately $678.2 million and $493.7 million, respectively.

     Substantially all of the residential mortgage loans that the Company acquires are classified as held for sale. This accounting classification dictates that the Company must carry the loans at the lower of aggregate cost or market. The purchased loan portfolios typically include both fixed and adjustable rate mortgage loans. Although the Company reviews many loan portfolios for prospective acquisition, the focus is on acquiring seasoned first lien priority loans secured primarily by one-to-four single family residential properties with unpaid principal balances of less than $350,000. To the extent that adjustable rate loans are available, the Company generally targets adjustable over fixed rate portfolios. Due to the accounting treatment required, the Company's management believes that its focus on seasoned and adjustable rate products reduces the effect on the portfolio's market value in increasing interest rate environments. Mortgage loan portfolios are purchased from various sellers who have either originated the loans or, more typically, acquired the loan portfolios in bulk purchases.

     The Company considers several factors prior to a purchase. Among others, the Company considers the product type, the current loan balance, the current interest rate environment, the seasoning of the mortgage loans, payment histories, geographic location of the underlying collateral, price, the current liquidity of the Company and the product mix in its existing mortgage loan portfolio.

     In some cases, the mortgage loan portfolios that the Company acquires are purchased at a discount to par. Some of the loans in these portfolios are considered performing loans that have had payment problems in the past or have had document deficiencies. These types of portfolios afford the Company with an opportunity to resell the loans at a higher price if the purchase discount on such portfolios accurately reflects the additional risks associated with purchasing these types of loans. Loan document deficiencies are identified in the due diligence process and, to the extent practical, are cured by the Company prior to reselling the loans. The Company also analyzes the payment history on each mortgage loan portfolio. Many prior problems may be a result of inefficient servicing or may be attributable to several servicing transfers of the loans over a short period of time. Because many considerations may impact pricing or yield, each loan package evaluated is priced based on the specific underlying loan characteristics.

     The Company also buys non-performing Federal Housing Administration ("FHA") and Veteran's Administration ("VA") loans from third party sellers. The principal and interest on these non-performing loans are generally guaranteed by the Department of Housing and Urban Development ("HUD"), and in many cases, the terms of the purchase require the seller to pass scheduled interest through to the Company and to ultimately guarantee the collection of principal and interest. These loans are at fixed rates and are anticipated to mature within a short period of time. As of December 31, 1998, the Company owned $165.7 million of such loans.

     The Company performs due diligence on each mortgage loan portfolio that it desires to purchase on a bulk basis. These procedures consist of analyzing a representative sample of the mortgage loans in the portfolio and are typically performed by Company employees, but occasionally are outsourced to third party contractors. The underwriter takes into account many factors in analyzing the sample of mortgage loans in the subject portfolio, including the general economic conditions in the geographic area or areas in which the underlying residential properties are situated, the loan-to-value ratios on the underlying loans, the payment histories of the borrowers and other pertinent statistics. In addition, the underwriter attempts to verify that each sample loan conforms to the standards for loan documentation set by the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") and, in cases where a significant portion of the sample loans contain non-conforming documentation, the Company assesses the additional risk involved in purchasing such loans. This process helps the Company determine whether the mortgage loan portfolio meets the Company's investment criteria and, if it does, the range of pricing that the Company feels is appropriate.

     The Company continually monitors the secondary market for purchases and sales of mortgage loan portfolios and typically undertakes a sale of a particular loan portfolio held by the Company in an attempt to "match" an anticipated bulk purchase of a particular mortgage loan portfolio or to generate current period earnings and cash flow. To the extent that the Company is unsuccessful in matching its purchases and sales of mortgage loans, the Company may have excess capital at Matrix Bank, resulting in less leverage and higher capital ratios. During the years ended December 31, 1998 and 1997, the Company made bulk sales of approximately $319.4 million and $198.3 million in loans, for gains on sale of bulk mortgage loans of $3.1 million and $2.4 million, respectively.

     COMMERCIAL AND OTHER LENDING. Matrix Bank, through its commercial real estate division, has sought to provide limited diversity in its loan portfolio by originating commercial and consumer loans, as well as offering a full range of lending products to its customers. The Company offers a variety of commercial loan products, including single family construction loans, commercial real estate loans, business loans and SBA loans, as well as providing financing to charter schools for the purchase of real estate and equipment. Matrix Bank's loan production office in Evergreen, Colorado principally originates single family construction and commercial real estate loans; therefore, the Company's market for these products consists of the Denver, Colorado metro area. The main office in Las Cruces, New Mexico also originates a portion of these loans as well.

     The Company originates loans to builders for the construction of single family properties, and to a lesser extent, for the acquisition and development of improved residential lots. These loans are generally made on a commitment term that lasts for a period of nine to eighteen months and typically adjust with the prime rate of interest. In many cases, the residential properties have been pre-sold to the homeowner. Construction lending is generally considered to involve a higher level of risk than secured lending on existing properties because the properties securing these loans are usually more speculative and more difficult to evaluate and monitor.

     The commercial lending entered into by the Company is generally limited to income-producing real estate properties which meet strict internal underwriting guidelines. The repayment of loans collateralized by income-producing properties is dependent upon the successful operation of the related real estate property and also on the credit and net worth of the borrower. Thus, repayment is subject to conditions in the real estate market, interest rate levels and overall economic conditions. Loans on such properties are generally not permitted to exceed a loan-to-value ratio of 75%. Also, each borrower is reviewed with regard to management talent, integrity, experience and available financial resources. The Company generally requires personal guarantees on all commercial loans.

     The Company's SBA division, recently opened during 1998, offers the following loan products: SBA 7a loans, first trust deed loans under the SBA 504 program, first trust deed companion (piggyback) loans and Business and Industry Guaranteed Loans offered through the United States Department of Agriculture. The Company is considering applying for preferred lender status under the SBA program in the Denver, Colorado and Las Cruces, New Mexico market areas. Preferred lender status would allow the Company to approve SBA-guaranteed loan applications without prior review from the SBA, thereby accelerating the approval process for small business loan applications. Preferred lenders also receive priority funding and service from the SBA.

     During 1998, the Company began to offer direct financing leases to charter schools located primarily in Colorado, Arizona and Texas for the purchase of real estate, modular space and equipment. Charter schools are public schools that serve as an alternative to traditional public schools, thereby providing additional academic choices for parents and students. The direct financing leases are generally fully amortizing and are completed on a tax-exempt basis. During 1998, the Company originated $27.4 million of these leases. The leases are originated with the intent of reselling them, and as a result, are being classified as held for sale.

     In addition, the Company offers a variety of lending products to meet the specific needs of its customers. These products include secured installment loans with fixed repayments, manufactured housing, credit card programs, home equity loans, business loans and share loans. In addition to the secured consumer loans, on a very limited basis, the Company extends unsecured loans to qualified borrowers based on their financial statements and creditworthiness. The majority of the consumer lending is originated within the Las Cruces, New Mexico market area.

BROKERAGE AND CONSULTING SERVICES

     BROKERAGE SERVICES. United Financial operates as a national, full-service mortgage servicing and mortgage loan broker. It is capable of analyzing, packaging, marketing and closing servicing portfolios and selected corporate merger and acquisition transactions. United Financial markets its services to all types and sizes of market participants, thereby developing diverse relationships. United Financial has provided servicing brokerage services to each of the following clients during the last 12 months:

     AccuBanc Mortgage                   NationBanc Mortgage
     Chase Manhattan Mortgage            Old Kent Mortgage
     Crossland Mortgage Corp.            PNC Mortgage Corporation of America
     Harbor Financial Mortgage Corp.     U.S. Bank
     Mellon Mortgage

     MSRs are sold either on a bulk basis, in which the seller identifies, packages and sells a portfolio of MSRs to a buyer in a single transaction, or on a flow basis, in which the seller agrees to sell to a specified buyer from time to time the MSRs originated by the seller that meet certain criteria at a predetermined price. United Financial is capable of helping both buyers and sellers with respect to bulk sales and flow sales of MSRs.

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

     The secondary market for purchasing and selling MSRs has become increasingly more active since its inception during the early 1980s. While MSRs are the primary asset of most mortgage companies, other institutions such as commercial banks and savings associations also build portfolios of MSRs, which can serve as a significant source of noninterest income. Most institutions that own MSRs have found that careful management of these assets is necessary due to their susceptibility to interest rate cycles, changing prepayment patterns of mortgage loans, and fluctuating earnings rates achieved on custodial escrow balances. With companies required to capitalize originated MSRs, management of mortgage servicing assets has become even more critical. These managerial efforts, combined with interest rate sensitivity of the assets and the growth strategies of market participants, create constantly changing supply and demand and, therefore, price levels in the secondary market for MSRs.

     The sale and transfer of MSRs occurs in a market that is inefficient and often requires an intermediary to facilitate matching buyers and sellers. Prices are unpublished and closely guarded by market participants, unlike most other major financial secondary markets. This lack of pricing information complicates an already difficult process of differentiating between servicing product types, evaluating regional, economic and socioeconomic trends and predicting the impact of interest rate movements. Due to its significant contacts, United Financial has access to information on the availability of mortgage servicing portfolios and helps bring together interested buyers and sellers.

     In addition, United Financial provides brokerage services to buyers and sellers of single family residential mortgage loans. United Financial provides loan brokerage services to both servicing brokerage clients and non-servicing brokerage clients.

     CONSULTING AND ANALYTIC SERVICES. United Financial has made a significant commitment to its analytics department, which has developed expertise in helping companies implement and, on an ongoing basis, track their "mark-to-market" valuations and analyses. United Financial has enhanced its existing valuation models and has created a software program that can be customized to fit its customers' many different needs and unique situations in performing valuations and analyses. In addition, United Financial has the infrastructure and management information system capabilities necessary to undertake the complex analyses required by FAS 125. Many of the companies affected by the implementation of FAS 125 have outsourced this function to a third party rather than dedicate the resources necessary to develop systems for and perform their own FAS 125 valuations.

     Because FAS 125 requires that mortgage servicing portfolios be valued at the lower of cost or market value on a quarterly basis, active management of servicing assets has become a critical component to holders MSRs. Due to the risk of impairment on MSRs as a result of constantly changing interest rates and prepayment speeds on the underlying mortgage portfolio, risk management of portfolios of MSRs by the holder of the portfolio, which typically takes the form of hedging the portfolio, has become a more prevalent practice over recent periods. The FAS 125 "mark-to-market" analyses done by United Financial help clients assess which of their portfolios of MSRs are most susceptible to impairment due to interest rate and prepayment risk. Once identified, the analytics department of United Financial is able to introduce the client to management at UCM, who in turn is able to offer its risk management services relating to the identified or other mortgage servicing portfolios owned by the client in order to meet the client's stated objectives.

     UCM's primary strategy employs risk management techniques similar to those utilized by Wall Street firms to offset risk. The UCM approach includes modeling of asset risk, establishing and trading individual hedge accounts and matching accounting practice and management goals. UCM employs this strategy by calculating the appropriate mix of exchange-traded treasury futures and options to offset the change in value of the clients' portfolios. These calculations are completed with real time market pricing. Monthly portfolio evaluations are calculated to insure correlation and appropriate accounting treatment. The use of these liquid positions to offset risk is a less expensive strategy and mirrors strategies used by major investment banks. Additionally, the hedging instruments have lower transaction costs allowing both ease in rebalancing, if necessary, and daily reporting. UCM uses a combination of futures and options to match both the duration and convexity of the hedged asset. As of December 31, 1998, UCM was providing risk management services to eight clients with approximately $20.0 billion of MSRs hedged.

     Management believes that combining the services offered by the analytics department of United Financial with those of UCM provides the Company with a competitive advantage in attracting and retaining clients because the Company is able to offer financial services companies and financial institutions a more complete package of services than the Company's competitors. In addition, United Financial is able to refer clients to Matrix Bank for financing opportunities and to USS for asset disposition services. The full range of services offered by United Financial and its affiliates further strengthens United Financial's client relationships.

MORTGAGE BANK ACTIVITIES

     RESIDENTIAL MORTGAGE LOAN SERVICING. Matrix Financial and Matrix Bank each has its own mortgage servicing portfolio, but the Company conducts its residential servicing activities exclusively through Matrix Financial. Matrix Bank's MSRs are subserviced by Matrix Financial. At December 31, 1998, Matrix Financial serviced approximately $5.4 billion of mortgage loans, including $352.6 million subserviced for Matrix Bank but excluding $9.9 million subserviced for non-affiliates of the Company.

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

     As compensation for its mortgage servicing activities, the Company receives servicing fees, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. At December 31, 1998, the Company's weighted-average servicing fee was 0.36%. In the event of default by the borrower, the Company receives no servicing fees until the default is cured.

     Servicing is provided on mortgage loans on a recourse or nonrecourse basis. The Company's policy is to accept only a limited number of servicing assets on a recourse basis. As of December 31, 1998 and 1997, on the basis of outstanding principal balances, less than 1% of the mortgage servicing contracts owned by the Company involved recourse servicing. To the extent that servicing is done on a recourse basis, the Company is exposed to credit risk with respect to the underlying loan in the event of a repurchase. Additionally, many of the nonrecourse mortgage servicing contracts owned by the Company require the Company to advance all or part of the scheduled payments to the owner of the mortgage loan in the event of a default by the borrower. Many owners of mortgage loans also require the servicer to advance insurance premiums and tax payments on schedule even though sufficient escrow funds may not be available. The Company, therefore, must bear the funding costs associated with making such advances. If the delinquent loan does not become current, these advances are typically recovered at the time of the foreclosure sale. Foreclosure expenses are generally not fully reimbursable by FNMA, FHLMC or the Government National Mortgage Association ("GNMA"), for whom the Company provides significant amounts of mortgage loan servicing. As of December 31, 1998 and 1997, the Company had advanced approximately $7.9 million and $5.7 million, respectively, in funds on behalf of third party investors.

     MSRs represent a contractual right to service, and not a beneficial ownership interest in, underlying mortgage loans. Failure to service the loans in accordance with contract or other applicable requirements may lead to the termination of the MSRs and the loss of future servicing fees. To date, there have been no terminations of MSRs by any mortgage loan owners because of the Company's failure to service the loans in accordance with its obligations.

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

     The following table sets forth certain information regarding the composition of the Company's mortgage servicing portfolio (excluding loans subserviced for others) as of the dates indicated:

                                                                                          AS OF DECEMBER 31,
                                                                    ----------------------------------------------------
                                                                       1998                   1997               1996
                                                                    ------------         ------------       ------------
                                                                                        (IN THOUSANDS)
FHA insured/VA guaranteed residential..........................     $    960,053         $    699,056       $    318,145
Conventional loans.............................................        4,338,308            2,633,563          2,171,016
Other loans....................................................           59,368               15,443             15,875
                                                                    ------------         ------------       ------------
     Total mortgage servicing portfolio........................     $  5,357,729         $  3,348,062       $  2,505,036
                                                                    ============         ============       ============

Fixed rate loans...............................................     $  4,234,349         $  2,691,409       $  1,986,599
Adjustable rate loans..........................................        1,123,380              656,653            518,437
                                                                    ------------         ------------       ------------

     Total mortgage servicing portfolio........................     $  5,357,729         $  3,348,062       $  2,505,036
                                                                    ============         ============       ============

     The following table shows the delinquency statistics for the mortgage loans serviced by the Company (excluding loans subserviced for others) compared with national average delinquency rates as of the dates presented:

                                                          AS OF  DECEMBER 31,
                          ----------------------------------------------------------------------------------
                                             1998                                      1997
                          ----------------------------------------    --------------------------------------
                                                        NATIONAL                                  NATIONAL
                                    COMPANY            AVERAGE(1)             COMPANY            AVERAGE(1)
                          -------------------------    -----------    -----------------------    -----------
                            NUMBER     PERCENTAGE      PERCENTAGE     NUMBER     PERCENTAGE      PERCENTAGE
                              OF      OF SERVICING         OF           OF      OF SERVICING         OF
                            LOANS     PORTFOLIO(2)        LOANS       LOANS     PORTFOLIO(2)        LOANS
                          --------    -------------    -----------    ------    -------------    -----------
Loans delinquent for:
 30-59 days...............   3,120          3.98%          2.96%       3,558          5.78%          3.03%
 60-89 days...............     612          0.78           0.68          835          1.36           0.71
 90 days and over.........     712          0.91           0.60          912          1.48           0.62
                          --------     ---------      ---------    ---------     ---------       --------
 Total delinquencies......   4,444          5.67%          4.24%       5,305          8.62%          4.36%
                          ========     =========      =========    =========      ========      =========
 Foreclosures.............     727          0.93%          1.11%         447          0.73%          1.11%
                          ========      ========       ========     ========      ========      =========

                                                 AS OF DECEMBER 31,
                                        -------------------------------------
                                                         1996
                                        -------------------------------------
                                                                     NATIONAL
                                                COMPANY             AVERAGE(1)
                                     -------------------------    ------------
                                        NUMBER     PERCENTAGE       PERCENTAGE
                                          OF      OF SERVICING          OF
                                        LOANS     PORTFOLIO(2)         LOANS
                                     ---------   -------------    ------------
Loans delinquent for:
 30-59 days...............               2,607          5.45%            3.04%
 60-89 days...............                 667          1.40             0.71
 90 days and over.........                 684          1.43             0.62
                                     ---------   ------------     ------------
 Total delinquencies......               3,958          8.28%            4.37%
                                     =========   ============     ============
 Foreclosures.............                 264          0.55%            1.03%
                                     =========   ============     ============

________________
(1) Source: Mortgage Bankers Association, "Delinquency Rates of 1- to 4-Unit Residential Mortgage Loans" (Seasonally Adjusted) (Data as of December 31, 1998, 1997 and 1996, respectively).
(2) Delinquencies and foreclosures generally exceed the national average due to high rates of delinquencies and foreclosures on certain bulk loan and bulk servicing portfolios acquired by the Company at a discount.

    The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by the Company, including both fixed and adjustable rate loans (excluding loans subserviced for others), at various interest rates:

                                                         AS OF  DECEMBER 31,
                        ------------------------------------------------------------------------------------
                                           1998                                       1997
                        -----------------------------------------    ---------------------------------------
                                                     PERCENTAGE                                 PERCENTAGE
                          NUMBER     AGGREGATE      OF AGGREGATE     NUMBER     AGGREGATE      OF AGGREGATE
                            OF       PRINCIPAL        PRINCIPAL        OF       PRINCIPAL        PRINCIPAL
          RATE            LOANS       BALANCE          BALANCE       LOANS       BALANCE          BALANCE
                        --------     --------       ------------     ------     ---------      ------------
                                                        (DOLLARS IN THOUSANDS)
Less than 7.00%.........   7,123     $   662,491         12.36%       2,968     $   220,582          6.59%
7.00%-- 7.99%...........  22,341       1,799,472         33.59       13,836         915,789         27.35
8.00%-- 8.99%...........  26,702       1,859,471         34.71       19,800       1,121,807         33.51
9.00%-- 9.99%...........  15,557         731,586         13.65       15,780         696,575         20.80
10.00%--10.99%..........   6,067         284,637          5.31        9,086         390,956         11.68
11.00%--11.99%..........     251           9,441          0.18           37           2,110          0.06
12.00% and over.........     305          10,631          0.20           10             243          0.01
                        --------     -----------     ---------    ---------     -----------      --------
 Total..................  78,346     $ 5,357,729        100.00%      61,517     $ 3,348,062        100.00%
                        ========     ===========     =========    =========     ===========      ========

                                                   AS OF DECEMBER 31,
                                        -----------------------------------------
                                                          1996
                                        -----------------------------------------
                                                                     PERCENTAGE
                                           NUMBER     AGGREGATE     OF AGGREGATE
                                             OF       PRINCIPAL       PRINCIPAL
                                           LOANS       BALANCE         BALANCE
                                        ------------ -----------    -------------
                                                (DOLLARS IN THOUSANDS)
Less than 7.00%.........                    3,545     $   145,720           5.82%
7.00%-- 7.99%...........                   12,269         726,800          29.01
8.00%-- 8.99%...........                   14,011         838,215          33.46
9.00%-- 9.99%...........                    9,567         413,598          16.51
10.00%--10.99%..........                    6,322         301,837          12.05
11.00%--11.99%..........                    1,144          45,111           1.80
12.00% and over.........                      924          33,755           1.35
                                        ---------     -----------    -----------
                                           47,782     $ 2,505,036         100.00%
                                        =========     ===========    ===========

     Loan administration fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by the Company (excluding loans subserviced for others) as of the dates shown. The changes in the remaining maturities as a percentage of unpaid principal between 1998, 1997 and 1996, as reflected below, are the result of acquisitions of MSRs completed during 1998 and 1997.

                                                          AS OF  DECEMBER 31,
                  -------------------------------------------------------------------------------------------------------
                                           1998                                                  1997
                  --------------------------------------------------    -------------------------------------------------
                                                         PERCENTAGE                                          PERCENTAGE
                    NUMBER     PERCENTAGE      UNPAID      UNPAID       NUMBER    PERCENTAGE      UNPAID       UNPAID
                      OF       OF NUMBER      PRINCIPAL   PRINCIPAL       OF      OF NUMBER      PRINCIPAL    PRINCIPAL
   MATURITY         LOANS       OF LOANS       AMOUNT      AMOUNT       LOANS      OF LOANS       AMOUNT       AMOUNT
   --------       --------     ----------     ---------  ----------    -------    ----------     ---------   ------------
                                                          (DOLLARS IN THOUSANDS)
1-- 5 years....      9,478       12.10%     $   216,441        4.04%     7,485      12.17%     $   103,761         3.10%
6--10 years....     21,320       27.21          943,428       17.61     11,405      18.54          257,208         7.68
11--15 years...     10,231       13.06          534,187        9.97     14,325      23.29          589,747        17.62
16--20 years...      7,870       10.04          545,628       10.18      9,600      15.61          558,605        16.68
21--25 years...     12,524       15.99        1,184,562       22.11      7,427      12.07          687,563        20.54
More than 25
 years.........     16,923       21.60        1,933,483       36.09     11,275      18.32        1,151,178        34.38
                  --------     -------      -----------  ----------    -------    -------      -----------   ----------
 Total.........     78,346      100.00 %    $ 5,357,729      100.00%    61,517     100.00%     $ 3,348,062       100.00%
                  ========     =======      ===========  ==========    =======    =======      ===========   ==========

                                          AS OF DECEMBER 31,
                         ----------------------------------------------------
                                                 1996
                         -----------------------------------------------------
                                                                    PERCENTAGE
                           NUMBER    PERCENTAGE         UNPAID        UNPAID
                             OF       OF NUMBER        PRINCIPAL     PRINCIPAL
   Maturity                LOANS      OF LOANS          AMOUNT        AMOUNT
   --------              ---------   ----------       ----------   -----------
                                         (DOLLARS IN THOUSANDS)
1-- 5 years....             5,020         10.51%     $    77,136          3.08%
6--10 years....             8,784         18.39          184,629          7.37
11--15 years...             6,418         13.43          340,282         13.58
16--20 years...            14,066         29.44          566,862         22.63
21--25 years...             7,006         14.66          545,336         21.77
More than 25
 years.........             6,488         13.57          790,791         31.57
                          -------       -------      -----------       -------
 Total.........            47,782        100.00%     $ 2,505,036        100.00%
                          =======       =======      ===========       =======

     The Company's servicing activity is diversified throughout all 50 states with concentrations at December 31, 1998 in California, Florida and Texas of approximately 19.9%, 9.5% and 8.3%, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced.

     ACQUISITION OF SERVICING RIGHTS. The Company's strategy with respect to mortgage servicing focuses on acquiring servicing for which the underlying mortgage loans tend to be more seasoned and have lower principal and higher custodial escrow balances than newly originated mortgage loans. Management believes this strategy allows the Company to mitigate its prepayment risk, while allowing the Company to capture relatively high custodial escrow balances in relation to the outstanding principal balance. During periods of declining interest rates, prepayments of mortgage loans increase as homeowners seek to refinance at lower interest rates, resulting in a decrease in the value of the servicing portfolio. Mortgage loans with higher interest rates and/or higher principal balances are more likely to result in prepayments since the cost savings from refinancing to the borrower can be significant. However, the Company remains opportunistic in its acquisition philosophy. If a higher balance, less seasoned portfolio is available at the Company's desired internal rate of return, the Company may, from time to time, pursue such acquisitions.

     The following table shows quarterly and annual average prepayment rate experience on the mortgage loans serviced by the Company (excluding loans subserviced by and for others):

                                            FOR THE YEAR ENDED DECEMBER 31,
                                           ----------------------------------
                                           1998(1)(2)     1997(3)      1996
                                           ---------    -----------   -------
    Quarter ended:
     December 31........................     28.36%       12.52%      12.19%
     September 30.......................     23.60        12.75       11.53
     June 30............................     21.53        10.94       12.00
     March 31...........................     17.00         8.97       11.83
                                             -----        -----       -----
    Annual average......................     22.62%       11.30%      11.89%
                                             =====        =====       =====

 _________________
(1) These prepayment rates exclude prepayment experience for MSRs subserviced for the Company by others of $930 million, $703 million, $0 and $1.3 billion for the quarters ended December 31, September 30, June 30, and March 31, 1998, respectively.

(2) These prepayment rates do not include prepayments which resulted from the Company targeting its own servicing portfolio for refinance opportunities.

(3) These prepayment rates exclude prepayment experience for MSRs subserviced for the Company by others of $700 million, $1.1 billion, $610 million and $1.3 billion for the quarters ended December 31, September 30, June 30, and March 31, 1997, respectively.

    The Company acquires substantially all of its MSRs in the secondary market. The secondary market for purchasing and selling MSRs is inefficient in several respects, including the lack of a centralized exchange for conducting trading, the lack of definitive market prices and the lack of conformity in modeling assumptions. The industry expertise of United Financial and Matrix Financial allows the Company to capitalize upon these inefficiencies when acquiring MSRs. Prior to completing any such acquisition, the Company analyzes a wide range of characteristics of each portfolio considered for purchase. This analysis includes projecting revenues and expenses and reviewing geographic distribution, interest rate distribution, loan-to-value ratios, outstanding balances, delinquency history and other pertinent statistics. Due diligence is performed either by Matrix Financial employees or a designated independent contractor on a representative sample of the mortgages involved. The purchase price is based on the present value of the expected future cash flow, calculated by using a discount rate and loan prepayment assumptions that management considers to be appropriate to reflect the risk associated with the investment.

    SERVICING SALES. The Company periodically sells its purchased mortgage servicing portfolios and generally sells all originated MSRs. Such sales increase revenue (reflected in loan origination income for originated servicing and gain on sale of servicing for purchased servicing) and generate cash at the time of sale, but reduce future servicing fee income. Originated MSRs were sold on both a bulk and flow basis on loans having an aggregate principal amount of $277.4 million and $186.1 million during the years ended December 31, 1998 and 1997, respectively. Periodically, the Company may also sell purchased MSRs to restructure its portfolio or generate revenues. Purchased MSRs were sold on loans having an aggregate principal amount of $175.3 million and $1.3 billion during the years ended December 31, 1998 and 1997, for net gains of $803,000 and $3.4 million, respectively.

    The Company anticipates that it will continue to adhere to its policy of selling substantially all originated MSRs. The Company also may sell purchased MSRs. Management intends to base decisions regarding future mortgage servicing sales upon the Company's cash requirements, purchasing opportunities, capital needs, earnings and the market price for MSRs. During a quarter in which a sale of purchased MSRs occurs, reported income will tend to be greater than if such sale had not occurred during that quarter. Prices obtained for MSRs vary depending on servicing fee rates, anticipated prepayment rates, average loan balances, remaining time to maturity, servicing costs, custodial escrow balances, delinquency and foreclosure experience and purchasers' required rates of return.

     In the ordinary course of selling MSRs, the Company, in accordance with industry standards, makes certain representations and warranties to purchasers of MSRs. If a loan defaults and there has been a breach of representations or warranties and the Company has no third party recourse, the Company may become liable for the unpaid principal and interest on defaulted loans. In such a case, the Company may be required to repurchase the mortgage loan and bear any subsequent loss on the loan. In connection with any purchases by the Company of MSRs, the Company also is exposed to liability to the extent that an originator or seller of the MSRs is unable to honor its representations and warranties. Historically, the Company has not incurred material losses due to breaches of representations and warranties, and the Company does not anticipate any future material losses due to breaches of representations and warranties; however, there can be no assurance that the Company will not experience such losses.

     HEDGING OF SERVICING RIGHTS. Ownership of MSRs exposes the Company to impairment of its investment in certain interest rate environments. As previously discussed, the prepayment of a mortgage loan increases during periods of declining interest rates as the homeowner seeks to refinance the loan to a lower interest rate. If the level of prepayment on segments of the Company's mortgage servicing portfolio achieves a level higher than projected by the Company for an extended period of time, an impairment in the associated basis in the MSRs may occur. To mitigate this risk of impairment due to declining interest rates, the Company initiated a hedging strategy during 1997 which is managed by UCM. The Company analyzed its servicing portfolio for potential segments more susceptible to interest-rate risk. Based on the Company's analysis, which focused on higher fixed rate, higher balance, less seasoned loans in the servicing portfolio, the Company hedged a segment of its portfolio. As of December 31, 1998 and 1997, the Company had identified and hedged $674 million and $306 million, respectively, of its servicing portfolio using a program of exchange-traded futures and options. Additionally, as of December 31, 1998 and 1997, the net realized deferred gains and the unrealized deferred gains (losses) of the open positions was approximately $420,000 and $275,000, respectively. The unrealized gain (loss) is recorded as an adjustment to the basis of the corresponding investment in MSRs. The hedging program qualifies for hedge accounting treatment based on a high degree of statistical correlation and current accounting regulation. The Company only hedges fixed rate loans in its servicing portfolio, as correlation cannot be established for adjustable rate loans.

     RESIDENTIAL MORTGAGE LOAN ORIGINATION. The Company originates residential mortgage loans on both a wholesale and retail basis through Matrix Financial and Matrix Bank. For the years ended December 31, 1998 and 1997, Matrix Financial originated a total of $575.0 million and $403.0 million in residential mortgage loans, respectively.

     Wholesale Originations. Matrix Financial's primary source of mortgage loan originations is its wholesale division, which originates mortgage loans through approved independent mortgage loan brokers that qualify to participate in Matrix Financial's program through a formal application process that includes an analysis of the broker's financial condition and sample loan files, as well as the broker's reputation, general lending expertise and references. As of December 31, 1998, Matrix Financial had approved relationships with approximately 600 mortgage loan brokers. From Matrix Financial's offices in Atlanta, Denver, Las Vegas and Phoenix, the sales staff solicits mortgage loan brokers throughout the Southeastern and Rocky Mountain areas of the United States for mortgage loans that meet Matrix Financial's criteria. Mortgage loans submitted by brokers are funded after being underwritten by Matrix Financial.

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

     To supplement its product offerings made through its wholesale loan origination network, the Company offers a program tailored to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources. The borrowers who need this type of loan product often have impaired or unsubstantiated credit histories and/or unverifiable income and require or seek a high degree of personalized services and swift response to their loan applications. As a result, these borrowers generally are not averse to paying higher interest rates for this loan product type, as compared to the interest rates charged by conventional lending sources. The Company has established classifications with respect to the credit profiles of these borrowers. The classifications range from A- through D depending upon a number of factors, including the borrower's credit history and employment status. During 1998 and 1997, Matrix Financial originated $45.7 million and $48.3 million, respectively, of A- through D credit residential mortgage loans, all of which were sold to unaffiliated third party investors on a nonrecourse basis under standard industry representations and warranties.

     Matrix Financial's management has decided, for strategic purposes, to increase its emphasis on wholesale originations through hiring additional sales staff at existing offices. In today's interest rate environment, increased loan origination volumes can act as a hedge against the decreasing value of mortgage servicing portfolios caused by increased prepayments.

     Retail Originations. Matrix Bank originates residential loans on a retail basis through its branches in Las Cruces, New Mexico and Sun City, Arizona. In early 1997, Matrix Bank opened a lending office in Evergreen, Colorado. This location originates primarily residential construction loans and commercial loans in the local market place. The Company anticipates that the construction loans funded through the Evergreen office will be converted to permanent mortgage loans funded through Matrix Bank. The retail loans originated by Matrix Bank consist of a broad range of residential loans (at both fixed and adjustable rates), consumer loans and commercial real estate loans.

     In 1998, the Company converted its telemarketing call center, located in Denver, into a retention center which is focusing on the solicitation of the Company's servicing portfolio for refinancing opportunities. The goal in soliciting the portfolio is to identify those mortgagees who are likely to refinance and have them refinance with Matrix Financial, thereby preserving a portion of our servicing portfolio, which would have been likely to prepay anyway.

     QUALITY CONTROL. The Company has a loan quality control process designed to ensure sound lending practices and compliance with FNMA, FHLMC and applicable private investor guidelines. Prior to funding any wholesale or retail loan, the Company performs a pre-funding quality control audit that consists of the verification of employment and utilizes a detailed checklist. Subsequent to funding, the Company, on a monthly basis, selects 10% of all closed loans for a detailed audit conducted by its own personnel or a third party service provider. The quality control process entails performing a complete underwriting review and independent re-verification of all employment information, tax returns, source of down payment funds, bank accounts and credit. Furthermore, 10% of the audited loans are chosen for an independent field review and standard factual credit report. All discovered deficiencies in these audits are reported to senior management of the Company to determine trends and additional training needs. All resolvable issues are addressed and cured by the Company. The Company also performs a quality control audit on all early payment defaults, first payment defaults and 60-day delinquent loans; the findings are reported to the appropriate investor and/or senior management.

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

     The Company sells residential mortgage loans on a servicing-retained or servicing-released basis. Certain purchasers of mortgage loans require that the loan be sold to them servicing-released. In all other cases the decision is left to the Company. Generally, the Company sells conforming loans on a servicing-retained basis and nonconforming loans on a servicing-released basis. See "-- Residential Mortgage Loan Servicing."

     In connection with the Company's residential mortgage loan originations and sales, the Company makes customary representations and warranties, similar in nature and scope to those provided in connection with sales of MSRs. The Company's experience has been that giving such representations and warranties rarely results in a request for repurchases or repurchases of a significant amount of residential mortgage loans in a given transaction. However, there can be no assurance that the Company will not be required to make a significant repurchase in the future or that losses will not occur in the future due to the representations and warranties issued.

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

     In order to hedge against the interest rate risk resulting from these timing differences, the Company historically has committed to sell all closed originated mortgage loans held for sale and a portion of the mortgage loans that are not yet closed but for which the interest rate has been established ("pipeline loans"). The Company adjusts its net commitment position daily either by entering into new commitments to sell or by buying back commitments to sell depending upon its projection of the portion of the pipeline loans that it expects to close. These projections are based on numerous factors, including changes in interest rates and general economic trends. The accuracy of the underlying assumptions bears directly upon the effectiveness of the Company's use of forward commitments and subsequent profitability. At December 31, 1998, the Company had approximately $133.7 million in pipeline and funded loans offset with mandatory forward commitments of approximately $110.0 million and non-mandatory forward commitments of approximately $10.1 million. The inherent value of the forward commitments is considered in the determination of the lower of cost or market in valuing the Company's pipeline and funded loans at any given time. For a discussion of secondary marketing losses incurred by the Company during 1996, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Results of Operations for Fiscal Years 1997 and 1996--Loan Origination."

SELF-DIRECTED TRUST ACTIVITIES

     Sterling Trust provides administrative services for self-directed individual retirement accounts ("IRAs"), qualified business retirement plans, personal custodial accounts and a variety of corporate trust and escrow arrangements. Sterling Trust actively markets its services on a nationwide basis to the financial services industry, specifically broker/dealers, registered representatives, insurance agents, tax professionals, financial planners and advisors and investment product sponsors. The advantage Sterling Trust offers to these financial service professionals is the ability to hold a wide-array of assets, including all types of public offerings as well as non-standard assets such as real estate, individually-negotiated debt instruments and private offerings of securities. Sterling Trust retains no discretion with respect to the investment of trust assets, and executes no investment transaction until so instructed by the client or the client's designated representative.

     Sterling Trust's self-directed IRAs offer the client the freedom of choice and the convenience of consolidation. Sterling Trust handles all of the maintenance and administrative duties needed to maintain the tax-deferred status of IRA accounts. All accounts are 100% self-directed and Sterling Trust offers no investment advice or investment products.

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

     In 1998, the Company began to offer specialized custody and clearing services to investment professionals. These services are provided via a direct connection with National Securities Clearing Corp. ("NSCC") using FundSERV to streamline and secure the trading process. The Company also offers a mutual fund No Transaction Fee Supermarket that includes over 72 fund families and over 1,300 funds.

     At December 31, 1998, Sterling Trust had assets under administration of almost $2.1 billion. Historically, approximately 6% to 8% of the assets under administration are maintained in interest-bearing accounts. These accounts, which approximated $137.0 million at December 31, 1998, are held at Matrix Bank. See "General--The Subsidiaries--Matrix Bank".

REAL ESTATE MANAGEMENT AND DISPOSITION SERVICES

     USS provides real estate management and disposition services to customers across the United States. In addition to the unaffiliated clients currently served by USS, many of whom are also clients of United Financial, Matrix Financial uses USS exclusively in handling the disposition of its foreclosed real estate. Having USS provide this service, as opposed to Matrix Financial, transforms the disposition process into a revenue generator for the Company, since USS typically collects a referral fee based on the value of the foreclosed real estate from the real estate broker involved in the sale transaction. Because USS typically collects its fee from the real estate broker, USS is able to provide this disposition service on an outsourced basis and at no additional cost to the mortgage loan servicer. USS is able to pass the cost of the disposition on to the real estate broker because of the volume it generates. In addition, USS provides limited collateral valuation opinions to clients who are interested in assessing the value of the underlying collateral on non-performing mortgage loans, as well as to clients such as Matrix Bank and other third party mortgage loan originators and buyers interested in evaluating potential bulk purchases of mortgage loans.

COMPETITION

     The industries in which the Company operates are highly competitive. The Company competes for the acquisition of MSRs and bulk loan portfolios mainly with mortgage companies, savings associations, commercial banks and other institutional investors. The Company believes that it has competed successfully for the acquisition MSRs and bulk loan portfolios by relying on the advantages provided by its unique corporate structure and the secondary marketing expertise of the employees in each Subsidiary.

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

     Competition in mortgage loan and MSRs brokerage and consulting arises mainly from other mortgage banking consulting firms, national and regional investment banking companies and accounting firms. Management believes that the distinction among market participants is based primarily on customer service. United Financial competes for its brokerage and consulting activities by recruiting qualified and experienced sales people, by developing innovative sales techniques, by offering superior analytical services, including hedging strategies, by providing financing opportunities to its customers through its affiliation with Matrix Bank and by seeking to provide a higher level of service than is furnished by its competitors.

     Competition in originating mortgage loans arises mainly from other mortgage companies, finance companies, savings associations and commercial banks. The distinction among market participants is based primarily on price and, to a lesser extent, the quality of customer service and name recognition. Aggressive pricing policies of the Company's competitors, especially during a declining period of mortgage loan originations, could in the future result in a decrease in the Company's mortgage loan origination volume and/or a decrease in the profitability of the Company's loan originations, thereby reducing the Company's revenues and net income. The Company competes for loans by offering competitive interest rates and product types and by seeking to provide a higher level of personal service to mortgage brokers and borrowers than is furnished by competitors. However, the Company does not have a significant market share of the lending markets in which it conducts operations.

     Sterling Trust faces considerable competition in all of the services and products that it offers. The main competition comes from other self-directed trust companies and broker/dealers. Sterling Trust also faces competition from other trust companies and trust divisions of financial institutions. Sterling Trust's niche has been, and will continue to be, providing high quality customer service and servicing niche retirement products. In an effort to increase market share, Sterling Trust will endeavor to provide superior service, expand its marketing efforts, provide competitive pricing and continue to diversify its product mix.

     UCM faces competition from in-house risk management departments and Wall Street derivative products. UCM believes that distinction among market participants is based on name recognition, price and customer service and satisfaction. UCM competes by offering a unique hedging product that tends to be of lower cost than the products offered by competitors.

     USS's main competitors consist of Cendant (formerly PHH, which was purchased by FHLMC), the Clayton Group (formerly Prudential Asset Recovery) and FNMA, which offers real estate disposition services on an outsourced basis. Additionally, clients or potential clients that opt to perform these services in-house, also diminish USS's market.

EMPLOYEES

     At December 31, 1998, the Company had 447 employees. Management believes that its relations with its employees are good. Neither Matrix Bancorp nor any of the Subsidiaries is a party to any collective bargaining agreement.

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

     MATRIX BANCORP. The Company is a unitary thrift holding company within the meaning of the Home Owners' Loan Act of 1933, as amended ("HOLA"). As such, Matrix Bancorp has registered with the Office of Thrift Supervision ("OTS") and is subject to OTS regulation, examination, supervision and reporting requirements. In addition, the OTS has enforcement authority over Matrix Bancorp and its non-savings institution Subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to Matrix Bank. In addition, Matrix Bank must notify the OTS at least 30 days before making any distribution to Matrix Bancorp.

     As a unitary thrift holding company, Matrix Bancorp generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that Matrix Bank continues to be a "qualified thrift lender" ("QTL") under HOLA. Upon any nonsupervisory acquisition by Matrix Bancorp of another savings association or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, Matrix Bancorp would become a multiple thrift holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. HOLA limits the activities of a multiple thrift holding company and its uninsured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, as amended (the "BHC Act"), subject to the prior approval of the OTS, and activities authorized by OTS regulation.

     Legislation has been proposed that would (i) permit banking, insurance and securities industries to merge, (ii) subject unitary thrift holding companies such as Matrix Bancorp to regulation by the Board of Governors of the Federal Reserve ("FRB") rather than the OTS, and (iii) eliminate the federal thrift charter and the OTS. A bill that was passed by the House of Representatives in 1998 would subject unitary savings and loan holding companies to the activity restrictions generally applicable to multiple savings and loan holding companies. A grandfathering provision would allow existing unitary savings and loan holding companies to continue to engage in activities permitted unitary savings and loan holding companies under existing law and the grandfathering could be transferred to acquirers. It is too early to tell whether legislation would result in the imposition on the Company of the capital requirements applicable to bank holding companies. The Company is also unable to predict whether legislation will be enacted or, given such uncertainty, determine the extent to which the legislation, if enacted, would affect its business. The Company is also unable to predict whether the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") will eventually be merged.

     FEDERAL SAVINGS BANK OPERATIONS. Matrix Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering authority and primary regulator, and potentially by the Federal Deposit Insurance Corporation ("FDIC"), which insures its deposits up to applicable limits. Such regulation and supervision (i) establishes a comprehensive framework of activities in which Matrix Bank can engage, (ii) limits the ability of Matrix Bank to extend credit to any given borrower, (iii) imposes specified liquidity requirements, (iv) specifically restricts the transactions in which Matrix Bank may engage with its affiliates, (v) requires Matrix Bank to meet a QTL test that imposes a level of portfolio assets in which Matrix Bank must invest (primarily residential mortgages and related investments), (vi) places limitations on capital distributions by savings associations such as Matrix Bank, including cash dividends, (vii) imposes assessments to the OTS to fund its operations,
(viii) establishes a continuing and affirmative obligation, consistent with Matrix Bank's safe and sound operation, to help meet the credit needs of the entire community, including low and moderate income neighborhoods, (ix) requires Matrix Bank to maintain certain noninterest-bearing reserves against its transaction accounts, (x) establishes various capital categories resulting in various levels of regulatory scrutiny applied to the institutions in a particular category and (xi) establishes standards for safety and soundness. In addition, insured institutions with total assets of $500 million or more, such as Matrix Bank, beginning with 1999 fiscal year financial results, must submit annual audit reports prepared by independent auditors to federal and state regulators. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted to the OTS. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers. During 1998, Matrix Bank adopted revisions to its audit policy to comply with these requirements. The regulatory structure is designed primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material impact on Matrix Bank and its operations.

     Know Your Customer Rules. The OTS has proposed "Know Your Customer" rules, which are intended to detect patterns of large cash deposits and withdrawals outside the "normal" activity of accountholders at financial institutions. The proposed regulations would require each institution to develop a program to: determine the identity of customers, their source of funds and their normal and expected transactions as well as to monitor account activity for inconsistencies with normal and expected transactions, and report any suspicious transactions. The proposed regulations were jointly proposed by the federal banking agencies. Since then, the FDIC and the Comptroller of the Currency have indicated that they will withdraw the proposal. Therefore, it is uncertain if or whether such regulations will be adopted in any form. The proposed regulations, if adopted, could, at least initially, result in additional personnel costs.

     Transactions with Affiliates. Under current federal law, Sections 23A and 23B of the Federal Reserve Act govern transactions between depository institutions and their affiliates. In a holding company context, at a minimum, the parent holding company of a savings institution and any companies that are controlled by such parent holding company are affiliates of the savings institution. Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to 10% of such savings institution's capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to 20% of capital stock and surplus. The term "covered transaction" includes, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees or acceptances on letters of credit issued on behalf of an affiliate.
Section 23B requires that covered transactions and a broad list of other specified transactions be on terms substantially the same, or no less favorable, to the savings institution or its subsidiary as similar transactions with nonaffiliates. Matrix Bank engages in transactions with its affiliates, which are structured with the intent of complying with such regulations.

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

     Brokered Deposits. Under the FDIC regulations governing brokered deposits, well capitalized associations are not subject to brokered deposit limitations, while adequately capitalized associations are subject to certain brokered deposit limitations and undercapitalized associations may not accept brokered deposits. Matrix Bank is considered to be a well capitalized association. Although Matrix Bank historically had not accepted brokered deposits, it began to do so in February 1998 to allow for the desired growth of Matrix Bank. At
December 31, 1998, Matrix Bank had $148.7 million of brokered deposits.   In the
event Matrix Bank is not permitted to accept brokered deposits in the future, it would have to find replacement sources of liquidity. It is possible that such alternatives, if available, would result in a higher cost of funds.

     MATRIX BANK'S CAPITAL RATIOS. Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to savings institutions that do not meet minimum capital requirements. For these purposes, the law establishes five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

     The OTS has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater and a leverage ratio of 5% or greater. An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater. An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 1998, Matrix Bank was a "well capitalized" institution.

     "Undercapitalized" institutions must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A savings institution's compliance with such plan is required to be guaranteed by any company that controls the "undercapitalized" institution in an amount equal to the lesser of 5% of total assets when deemed "undercapitalized" or the amount necessary to achieve the status of "adequately capitalized." If an "undercapitalized" savings institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" banks must comply with one or more of a number of additional restrictions, including, but not limited to, an order by the OTS to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restriction on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions must comply with additional sanctions including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

     The following table indicates Matrix Bank's regulatory capital ratios at December 31, 1998:

                                                                                         As of December 31, 1998
                                                                                 --------------------------------------
                                                                                     CORE                   RISK-BASED
                                                                                    CAPITAL                   CAPITAL
                                                                                 ------------              ------------
                                                                                          (DOLLARS IN THOUSANDS)
Shareholder's equity/GAAP capital.............................................   $     51,163              $     51,163
Additional capital items:
  General valuation allowances................................................             --                     2,985
                                                                                 ------------              ------------
Regulatory capital as reported to the OTS.....................................         51,163                    54,148
Minimum capital requirement as reported to the OTS............................         32,828                    36,938
                                                                                 ------------              ------------
Regulatory capital--excess....................................................   $     18,335              $     17,210
                                                                                 ============              ============
Capital ratios................................................................           6.23%                    11.73%
Well capitalized requirement..................................................           5.00%                    10.00%

     FEDERAL HOME LOAN BANK SYSTEM. Matrix Bank is a member of the Federal Home Loan Bank ("FHLB") system, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member associations and administers the home financing credit function of savings associations. FHLB advances must be secured by specified types of collateral and may only be obtained for the purpose of providing funds for residential housing finance.
The FHLB funds its operations primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. Matrix Bank, as a member of the FHLB system, must acquire and hold shares of capital stock in its regional FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. Matrix Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 1998 of $15.6 million.

     The FRB regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $46.5 million or less (which may be adjusted by the FRB) the reserve requirement is 3%; and for accounts greater than $46.5 million, the reserve requirement is $1.4 million plus 10% (which may be adjusted by the FRB between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. At December 31, 1998, Matrix Bank had $11.2 million of reserves with the Federal Reserve System.

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

     REGULATION OF STERLING TRUST COMPANY. Sterling Trust provides custodial services and directed (nondiscretionary) trustee services. Sterling Trust was chartered under the laws of the State of Texas, and as a Texas trust company is subject to supervision, regulation and examination by the Texas Department of Banking (the "TDB"). Under applicable law, a Texas trust company, such as Sterling Trust, is subject to virtually all provisions of the Texas Finance Code (the "TFC") as if the trust company were a state chartered bank. The activities of a Texas trust company are limited by applicable law generally to acting as a trustee, executor, administrator, guardian or agent for the performance of any lawful act, and to lend and accumulate money when authorized under applicable law. In addition, a Texas trust company with capital of not less than $1 million, such as Sterling Trust, has the power to (i) purchase, sell, discount and negotiate notes, drafts, checks and other evidences of indebtedness, (ii) purchase and sell securities, (iii) issue subordinated debentures and capital notes with the written consent of the Texas Banking Commissioner (the "Commissioner") and (iv) exercise powers incidental to the enumerated powers described in the TFC. A Texas trust company, such as Sterling Trust, is generally prohibited from accepting demand or time deposits if not insured by the FDIC.

     Limitation on Capital Distributions. The TFC prohibits a Texas trust company from reducing its outstanding capital and restricted surplus through redemption or other capital distribution without the prior written approval of the Commissioner. The TFC does not prohibit the declaration and payment of pro rata share dividends consistent with the Texas Business Corporation Act.

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

     Branching. The TFC permits a Texas trust company to establish and maintain branch offices at any location within the state on prior written approval of the Commissioner.

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

ITEM 2.  PROPERTIES
         ----------

     The executive and administrative offices of the Company, United Financial and UCM are located at 1380 Lawrence Street, Suite 1400, Denver, Colorado 80204. The lease on these premises extends through December 2002 and the current annual rent is approximately $185,000. The Company leases an additional 8,100 square feet in downtown Denver for a monthly rental payment of approximately $8,400, under terms that extend through June 2001. Most of this additional space is utilized by USS's operations. The Company also owns a 30,000 square foot building in Phoenix, which houses the majority of Matrix Financial's operations. This building was purchased by the Company in 1994 and is subject to third party mortgage indebtedness. See Note 8 to the Consolidated Financial Statements included elsewhere herein. The Company also leases four smaller office facilities in Atlanta, Denver, Las Vegas and Scottsdale, most of which are currently used by Matrix Financial to conduct its wholesale loan origination activities.

     Matrix Bank owns an approximately 30,000 square foot building in Las Cruces, New Mexico. Of this 30,000 square feet, approximately 17,800 square feet serve as the headquarters for Matrix Bank. Substantially all of the remaining space is rented to unaffiliated third party tenants at market rates. Matrix Bank also owns an 1,800 square foot detached branch in Las Cruces and an approximately 3,000 square foot branch in Sun City, Arizona. Additionally, Matrix Bank's loan origination branch in Evergreen, Colorado leases approximately 1,650 square feet for a monthly rental payment of approximately $3,000, under a lease that expires on January 1, 2000.

     Sterling Trust occupies approximately 11,300 square feet in Waco, Texas, under a lease agreement that is in place until June 30, 2001, at a monthly rental payment of $13,553. The lease agreement provides for renewal options and allocation of certain expenses the lessee would reimburse over a specified amount during the life of the lease. Three officers of Sterling Trust and an officer of First Matrix own, in the aggregate, approximately 33% of the equity interest in the lessor. Additionally, Sterling Trust leases another 928 square feet, also in Waco, under a lease that expires on June 30, 1999, for a monthly rental amount of $1,021. Management of Sterling Trust anticipates the renewal of this lease at its expiration.

     First Matrix is located in Arlington, Texas and operates in a 1,446 square foot office suite. The current lease requires a monthly payment of $1,506 and matures on April 30, 1999. Management of First Matrix plans to renew this lease for an additional year at a rate that slightly exceeds their current monthly payment.

     UCM also leases approximately 1,550 square feet in St. Louis, Missouri for a monthly rental payment of $2,325. The St. Louis lease extends through October 2000.

     The Company believes that all of its present facilities are adequate for its current needs and that additional space is available for future expansion upon acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     United Financial is a defendant is a lawsuit entitled Douglas County Bank
& Trust Co. v. United Financial, Inc. that was commenced on or about May 23, 1997 in the United States District Court for the District of Nebraska. In the action, the plaintiff-buyer alleged that United Financial, as broker for the seller, made false representations regarding the GNMA certification of certain mortgage pools, the servicing rights of which were offered for sale in a written offering. The plaintiff further alleged that it relied on United Financial's representations in purchasing the servicing rights from the seller. Trial was conducted in Omaha, Nebraska during the week of July 12, 1998. The jury returned a verdict in favor of United Financial on four counts and in favor of the plaintiff on one count, and awarded the plaintiff $75,000. On July 31, 1998, the plaintiff filed a motion for judgement notwithstanding the verdict, or alternatively, a new trial. On November 6, 1998, the Court denied the plaintiff's motion. Plaintiff has appealed the Court's ruling, and no assurances can be given that an adverse judgment of a material amount will not ultimately be rendered or that any such judgment would not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows. United Financial is considering an appeal of the $75,000 award to the plaintiff.

     Matrix Financial was named defendant in an action styled Leslie M. Ronzitti v. Matrix Financial Services Corp. and Wendover Funding. Plaintiff commenced this action on or about August 8, 1997. The plaintiff alleged that Matrix Financial, as subservicer for Matrix Bank, breached the terms of the underlying note and deed of trust with plaintiff and otherwise committed negligence, fraud and violations of RESPA in connection with their servicing of plaintiff's mortgage loan. On December 31, 1998, the parties settled this action. Matrix Financial agreed to pay the plaintiff a nominal amount in consideration of the plaintiff's full release of all claims against Matrix Financial and the dismissal of the suit with prejudice by the plaintiff.

     Matrix Bank has been named defendant in an action styled Transamerica Mortgage Company v. Matrix Capital Bank that was commenced on or about February 7, 1999 in the District Court of the J-191st Judicial District, Dallas County, Texas. The plaintiff has alleged that Matrix Bank, as seller of certain mortgage loans to plaintiff, breached a representation and warranty given to plaintiff by Matrix Bank under the purchase agreement relating to such loans. The action relates to approximately $700,000 in principal amount of mortgage loans, and plaintiff has requested specific performance of the repurchase obligations of Matrix Bank under the purchase agreement and/or an unspecified amount of damages. Matrix Bank believes that its has defenses to this lawsuit. However, no assurances can be given that an adverse judgment will not ultimately be rendered or that any such judgment would not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.


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

                                       MARKET PRICE
                              ----------------------------
Quarter Ended:                     HIGH           LOW
                              ----------------------------
December 31, 1998..........   $      13.750  $       6.625
September 30, 1998.........          28.750          8.000
June 30, 1998..............          29.250         25.000
March 31, 1998.............          28.625         13.500

December 31, 1997..........          18.250         13.875
September 30, 1997.........          16.875         13.000
June 30, 1997..............          14.250         10.250
March 31, 1997.............          15.875         11.625

     On March 11, 1999, the closing price of the Common Stock was $14.25 per share. Also as of that date, the approximate number of holders of record of the Company's Common Stock was 65. This number does not include beneficial owners who hold their shares in a depository trust in "street" name.

     Since its organization in June 1993, the Company has not paid any dividends on its equity, except for an aggregate of $92,000 in dividends paid in 1993 and $201,000 paid in 1996, of which $4,000 for 1993 and $201,000 for 1996 represent dividends paid by Vintage (i.e., the pooled company) prior to its acquisition by the Company. The Company expects that it will retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future. Any future determination as to dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including the future earnings, capital requirements, financial condition and future prospects of the Company and such other factors the Board of Directors may deem relevant. The Company's bank stock loan, which was amended in June 1998, does not permit Matrix Bancorp to declare or pay any dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 8 to the Consolidated Financial Statements included elsewhere herein. In addition, the ability of Matrix Financial, Sterling Trust and Matrix Bank to pay dividends to the Company may be restricted in certain instances, including covenants under Matrix Financial's existing warehouse facilities and certain other debt covenants of the Company.

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


                                                                                     As of and for the
                                                                                   Year Ended December 31,
                                                             ----------------------------------------------------------------------
                                                                1998         1997         1996            1995           1994
                                                             ----------   ----------   ----------     ----------       ----------
Operating Data
Net interest income before provision for loan
 and valuation losses....................................    $   24,190   $   13,888   $    6,059     $    3,592       $    4,004
Provision for loan and valuation losses..................         4,607          874          143            401              216
                                                             ----------   ----------   ----------     ----------       ----------
Net interest income after provision for loan
 and valuation losses....................................        19,583       13,014        5,916          3,191            3,788
                                                             ----------   ----------   ----------     ----------       ----------
Noninterest income:
    Loan administration..................................        17,411       16,007        8,827          7,749            6,926
    Brokerage............................................         7,054        3,921        4,364          4,787            4,017
    Trust services.......................................         4,169        3,561        3,061          2,869            2,488
    Gain on sale of loans and mortgage-backed
     securities.........................................          3,108        2,441        3,121          3,039            1,590
    Gain on sale of mortgage servicing rights...........            803        3,365        3,232          1,164              684
    Loan origination(1).................................          5,677        4,694        1,809          2,302            1,294
    Other...............................................          8,523        4,040        2,173          1,744              940
                                                             ----------   ----------   ----------     ----------       ----------
        Total noninterest income........................         46,745       38,029       26,587         23,654           17,939
Noninterest expense......................................        52,939       37,746       26,655         20,453           16,593
                                                             ----------   ----------   ----------     ----------      -----------
Income before income taxes...............................        13,389       13,297        5,848          6,392            5,134
Income taxes.............................................         4,876        5,159        2,278          2,469            2,014
                                                             ----------   ----------   ----------     ----------      -----------
Net income...............................................    $    8,513   $    8,138   $    3,570(2)  $    3,923      $     3,120
                                                             ==========   ==========   ==========     ==========      ===========
Net income per share assuming dilution(3)................    $     1.24   $     1.20   $     0.68     $     0.83      $      0.69
Weighted average common shares assuming dilution.........     6,881,890    6,781,808    5,077,321      4,707,221        4,529,593
Cash dividends(4)........................................    $       --   $       --   $      201     $       --      $        --

Balance Sheet Data
Total assets.............................................    $1,012,640   $  606,745   $  274,559     $  186,313      $   113,597
Total loans (excluding allowance for loan and
 valuation losses).......................................       852,158      513,128      213,400        147,608           90,068
Allowance for loan and valuation losses..................         3,710        1,756        1,039            943              728
Nonperforming loans and leases(5)........................        13,209        4,990        3,903          5,538            3,314
Mortgage servicing rights................................        58,147       36,440       23,680         13,817            6,183
Foreclosed real estate(5)................................           916        1,242          788            835              543
Deposits(6)(7)...........................................       490,516      224,982       90,179         48,877           41,910
Custodial escrow balances................................        96,824       53,760       37,881         27,011           24,687
FHLB borrowings..........................................       168,000      171,943       51,250         19,000           14,600
Borrowed money...........................................       178,789       89,909       42,431         65,093           18,438
Total shareholders' equity...............................        49,354       40,610       32,270         10,686            6,662

Operating Ratios and Other Selected Data
Return on average assets(8)..............................          1.02%        1.78%        1.69%          2.59%            3.13%
Return on average equity(8)..............................         18.92        22.71        24.30          47.62            57.06
Average equity to average assets(8)......................          5.41         7.86         6.97           5.44             5.49
Net interest margin(8)(9)................................          3.37         3.70         3.45           2.84             4.64
Operating efficiency ratio(10)...........................         79.81        73.95        82.01          76.19            76.37
Total amount of loans purchased..........................    $  678,150   $  493,693   $  159,015     $   91,774      $    80,048
Balance of owned servicing portfolio (end of period).....    $5,357,729   $3,348,062   $2,505,036     $1,596,385      $ 1,041,785
Trust assets under administration (end of period)........    $2,089,562   $1,437,478   $1,162,231     $  952,528      $   750,186
Wholesale loan origination volume........................    $  574,963   $  402,984   $  583,279     $  388,937      $   183,130

                                                                                       As of and for the
                                                                                    Year Ended December 31,
                                                             ---------------------------------------------------------------------
                                                                1998           1997           1996           1995           1994
                                                             ---------       --------       --------       --------       --------
Loan Performance Ratios
Nonperforming loans and leases/total loans(5)............       1.55%          0.97%          1.83%          3.75%          3.68%
Nonperforming assets/total assets(5).....................       1.39           1.03           1.89           3.42           3.40
Net loan charge-offs/average loans(8)....................       0.38           0.04           0.03           0.15           0.03
Allowance for loan and valuation losses/
    total loans..........................................       0.44           0.34           0.49           0.64           0.81
Allowance for loan and valuation losses/
    nonperforming loans..................................      28.09          35.19          26.62          17.03          21.97

__________
(1) On January 1, 1995, the Company adopted FAS 122, which was superceded by FAS 125. Since FAS 122 prohibited retroactive application, the historical accounting results for 1998, 1997, 1996 and 1995 are not directly comparable to the results for prior periods.
(2) See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Results of Operations for Fiscal
     Years 1997 and 1996--Loan Origination Income" for a discussion of the impact on net income of a secondary marketing loss incurred in March 1996.
(3) Net income per common share assuming dilution is based on the weighted average number of common shares outstanding during each period and the dilutive effect, if any, of stock options and warrants outstanding. There are no other dilutive securities.
(4) Represents dividends paid by Vintage prior to its acquisition by the Company.
(5) See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Nonperforming Assets" for a discussion of the impact of certain bulk purchases of mortgage loan portfolios on the level of nonperforming loans and foreclosed real estate, and the effect of repurchasing sub-prime automobile loans.
(6) Following the Company's acquisition of Vintage in February 1997, Sterling Trust moved approximately $80.0 million of fiduciary deposits from a third party institution to Matrix Bank.
(7) Beginning in February 1998, Matrix Bank began accepting brokered deposits. At December 31, 1998, the total balance of brokered deposits was $148.7 million.
(8) Calculations are based on average daily balances where available and monthly averages otherwise.
(9) Net interest margin has been calculated by dividing net interest income before loan and valuation loss provision by average interest-earning assets.
(10) The operating efficiency ratio has been calculated by dividing noninterest expense by operating income (net interest income plus noninterest income).


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

  The principal components of the Company's revenues consist primarily of net interest income recorded by Matrix Bank and Matrix Financial, loan administration fees generated by Matrix Financial, brokerage, consulting and disposition services fees realized by United Financial, UCM and USS, respectively, loan origination fees and gains on sales of mortgage loans and MSRs generated by Matrix Bank and Matrix Financial and trust service fees generated by Sterling Trust. The Company's results of operations are influenced by changes in interest rates and the effect of these changes on the interest spreads of the Company, the volume of loan originations, mortgage loan prepayments and the value of mortgage servicing portfolios.

Comparison of Results of Operations for Fiscal Years 1998 and 1997

  Net Income; Return on Average Equity. Net income increased $375,000, or 4.6%, to $8.5 million ($1.24 per share) for fiscal year 1998 as compared to $8.1 million ($1.20 per share) for fiscal year 1997. Return on average equity decreased to 18.9% for fiscal year 1998 as compared to 22.7% for fiscal year 1997. Excluding non-recurring charges in both years, net income increased $1.1 million, or 12.1%, to $10.1 million for fiscal year 1998 as compared to $9.0 million for fiscal year 1997. The non-recurring charges recorded during 1998, on a pre-tax basis, include a $2.3 million loss recorded related to MCA (discussed below), $255,000 related to United Financial's litigation expenses pertaining to the Douglas County case and $62,000 of costs that were written off due to the termination of the merger agreement with Fidelity National Financial, Inc. Non-recurring charges in 1997 consisted of a $1.4 million pre-tax loss relating to the recourse obligation, subsequent operation and ultimate disposition of the Company's entire portfolio of sub-prime auto loans. Excluding non-recurring charges, earnings per share increased 10.4% ($1.47 compared to $1.33 from the prior year) and returns on average equity were 22.5% and 25.2% for fiscal years 1998 and 1997, respectively.

  During recent years, Matrix Financial entered into several purchase transactions with MCA Mortgage Corporation ("MCA"), a Michigan-based mortgage banking entity. At December 31, 1998, Matrix Financial was carrying approximately $5.0 million of residential mortgage loans on its balance sheet that were purchased from MCA on a servicing retained basis. The Company also had an outstanding receivable relating to brokerage and consulting services provided to MCA. In January 1999, the Company learned that MCA was closing its operations. Additionally, in February 1999, the Company learned that MCA had declared bankruptcy and that some of the loans purchased by Matrix Financial had been sold multiple times or pledged multiple times as security for repayment of various credit facilities. The Company also discovered that there appeared to be servicing issues relating to some of the purchased loans. The servicing issues consisted of instances in which loans owned by Matrix Financial and serviced by MCA had previously paid off, but for which MCA had continued to remit monthly principal and interest, rather than the payoff proceeds. As a result of the above MCA issues, the Company recorded a $2.3 million loss as of December 31, 1998.

  Net Interest Income. Net interest income before provision for loan and valuation losses increased $10.3 million, or 74.2%, to $24.2 million for fiscal year 1998 as compared to $13.9 million for fiscal year 1997. The increase in net interest income before provision for loan and valuation losses was due to a 94.6% increase in the Company's average loan balance, which was offset by a decrease in the Company's net interest margin to 3.37% for fiscal year 1998 as compared to 3.70% for fiscal year 1997. The average yield on loans decreased to 8.59% in 1998 from 8.74% in 1997, primarily due to the overall decrease and continuance of lower interest rates in the market, as well as the acquisition by the Company of fewer discounted loans. Average interest-bearing liabilities increased to $663.6 million for fiscal year 1998 from $322.8 million for the prior fiscal year. The increase in the average interest-bearing liabilities was offset by a reduction in the cost of the interest-bearing liabilities to 5.50% in 1998 from 5.66% in 1997. For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

  Provision for Loan and Valuation Losses. The provision for loan and valuation losses increased $3.7 million to $4.6 million for fiscal year 1998 as compared to $874,000 for fiscal year 1997. This increase was primarily attributable to the MCA loss, as well as the increase in the balance of loans receivable, which increased to $852.2 million at December 31, 1998 as compared to $513.1 million at December 31, 1997. For a discussion of the components of the allowance for loan losses, see "--Asset and Liability Management--Analysis of Allowance for Loan and Valuation Losses." For a discussion on the allowance as it relates to nonperforming assets, see "--Asset and Liability Management--Nonperforming Assets."

  Loan Administration. Loan administration income represents service fees and other income earned from servicing loans for various investors. Loan administration income includes service fees that are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees increased $1.4 million, or 8.8%, to $17.4 million for fiscal year 1998 as compared to $16.0 million for fiscal year 1997. Loan administration fees are affected by factors that include the size of the Company's residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees collected. The 1998 increase was primarily attributable to the increase in the outstanding principal balance underlying the Company's mortgage loan servicing portfolio. The mortgage loan servicing portfolio increased $556.8 million, or 16.3%, to an average balance of $4.0 billion for fiscal year 1998 as compared to an average balance of $3.4 billion for fiscal year 1997. This increase was offset by a reduction in the average service fee rate (including all ancillary income) to 0.44% for fiscal year 1998 as compared to 0.47% for fiscal year 1997.

  Brokerage fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to MSRs. Brokerage fees increased $3.2 million, or 79.9%, to $7.1 million for fiscal year 1998 as compared to $3.9 million for fiscal year 1997. This increase is the result of an increase in the balance of residential mortgage servicing portfolios brokered by United Financial, which in terms of aggregate unpaid principal balances on the underlying loans, increased $33.0 billion to $66.4 billion for fiscal year 1998 as compared to $33.4 billion for fiscal year 1997. Due to current market conditions for MSRs, the Company is unable to predict whether United Financial will continue to broker the volume of MSRs that it did during fiscal year 1998. In addition, brokerage fees vary from quarter to quarter as the timing of servicing sales is dependent upon the seller's need to recognize a sale or to receive cash flows.

  Trust Services. Trust service fees increased $608,000, or 17.1%, to $4.2 million for fiscal year 1998 as compared to $3.6 million for fiscal year 1997. This increase is associated with the growth in the number of trust accounts under administration at Sterling Trust, which increased to 36,374 accounts at December 31, 1998 from 29,382 accounts at December 31, 1997 and the increase in total assets under administration to $2.1 billion at December 31, 1998 from $1.4 billion at December 31, 1997.

Over half of the increase in accounts is the result of a service agreement with a large Registered Investment Advisor ("Advisor"), which was signed in early 1998 and provides custody and clearing services for this Advisor's clients. While this represents a significant portion of Sterling Trust's growth during 1998, the Advisor's clients have all signed individual agreements for Sterling Trust's services.

  Gain on Sale of Loans. During fiscal years 1998 and 1997, the Company made bulk loan sales of approximately $319.4 million and $198.3 million, for gains on sale of bulk mortgage loans of $3.1 million and $2.4 million, respectively.
Gain on sale of loans can fluctuate significantly from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios the Company purchases and the particular loan portfolios the Company elects to sell.

  Gain on Sale of Mortgage Servicing Rights. Gain on the sale of MSRs decreased $2.6 million, or 76.1%, to $803,000 for fiscal year 1998 as compared to $3.4 million for fiscal year 1997. In terms of aggregate outstanding principal balances of mortgage loans underlying such MSRs, the Company sold $175.3 million in purchased MSRs during fiscal year 1998 as compared to $1.3 billion during fiscal year 1997. Gains from the sale of MSRs can fluctuate significantly from year to year based on the market value of the Company's servicing portfolio, the particular servicing portfolios the Company elects to sell and the availability of similar portfolios in the market. Due to the Company's position in and knowledge of the market, the Company will at times pursue opportunistic sales of MSRs.

  Loan Origination. Loan origination income increased $983,000, or 20.9%, to $5.7 million for fiscal year 1998 as compared to $4.7 million for fiscal year 1997. This increase is attributable to the increase in wholesale residential mortgage loan production of $172.0 million, or 42.7%, to $575.0 million during fiscal year 1998 as compared to $403.0 million during fiscal year 1997. Loan origination income includes all mortgage loan fees, secondary marketing activity on new loan originations, and servicing release premiums on new originations sold, net of origination costs.

  Other Income. Other income increased $4.5 million, or 111.0%, to $8.5 million for fiscal year 1998 as compared to $4.0 million for fiscal year 1997. The increase in other income was primarily due to increased consulting income from UCM which rose to $2.6 million for fiscal year 1998 as compared to $184,000 for fiscal year 1997, an increase in USS service fee income which totaled $2.0 million for fiscal year 1998 as compared to $1.1 million for fiscal year 1997 and certain financing transactions engaged in by the Company which increased miscellaneous fee income over the prior fiscal year.

  Noninterest Expense. Noninterest expense increased $15.2 million, or 40.3%, to $52.9 million for fiscal year 1998 as compared to $37.7 million for fiscal year 1997. This increase was primarily due to the overall growth and expansion of the Company that began in the fourth quarter of 1997 and has continued throughout 1998 and the increase in the amortization of MSRs. This growth and expansion included the continued growth in the origination of loans at Matrix Financial, the opening of a new lending subsidiary of Matrix Financial and moderate growth at most of the other Subsidiaries. The following table details the major components of noninterest expense for the periods indicated:

                                                                                                      Year Ended
                                                                                                      December 31,
                                                                                            ----------------------------------
                                                                                                1998                  1997
                                                                                            --------------        ------------
                                                                                                    (In thousands)
  Compensation and employee benefits...................................................         $22,194              $14,724
  Amortization of mortgage servicing rights............................................          10,563                6,521
  Occupancy and equipment..............................................................           3,059                2,132
  Postage and communication............................................................           2,393                1,522
  Professional fees....................................................................           1,439                  976
  Data processing......................................................................           1,344                  843
  Losses related to recourse sales.....................................................               -                1,237
  Other general and administrative.....................................................          11,947                9,791
                                                                                                -------              -------
     Total.............................................................................         $52,939              $37,746
                                                                                                =======              =======

  Compensation and employee benefits increased $7.5 million, or 50.7%, to $22.2 million for fiscal year 1998 as compared to $14.7 million for fiscal year 1997. This increase was primarily the result of the expansion discussed above, as well as expansion in the operations of Matrix Bank. Additionally, commission-based compensation at Matrix Financial and United Financial increased due to the overall increases in loan origination and brokerage income, respectively. Most of the Company's other Subsidiaries also added new employees during 1998. The Company had an overall increase of 68 employees, or 17.9%, to 447 full-time employees at December 31, 1998 as compared to 379 full-time employees at December 31, 1997.

  Amortization of MSRs increased $4.1 million, or 62.0%, to $10.6 million for fiscal year 1998 as compared to $6.5 million for fiscal year 1997. Amortization of MSRs fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced. The Company's prepayment rates on its servicing portfolio averaged 22.6% during fiscal year 1998 as compared to 11.3% during fiscal year 1997. In response to the lower interest rates prevalent in the market, prepayment speeds have increased due to borrowers refinancing into lower interest rate mortgages. The Company anticipates the increased amortization levels to continue for the foreseeable future in response to the historically low interest rate levels.

  The remainder of noninterest expense, after removing the effect of the non-recurring charges in both years, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other expenses increased $4.7 million, or 31.8% to $19.8 million for fiscal year 1998 as compared to $15.1 million for fiscal year 1997. The increase was generally attributable to the growth and expansion of the Company's business lines, especially with regard to Matrix Financial and Matrix Bank.
Additionally, the Company experienced higher interest curtailment expenses related to the increased prepayments at Matrix Financial.

  Provision for Income Taxes. The Company's provision for income taxes decreased $283,000 to $4.9 million for fiscal year 1998 as compared to $5.2 million for fiscal year 1997. The increase in pre-tax income was offset by a reduction in the effective tax rate to 36.4% for fiscal year 1998 from 38.8% for fiscal year 1997. The decrease in the effective tax rate was the result of the origination of tax-exempt leases by the Company.

Comparison of Results of Operations for Fiscal Years 1997 and 1996

  Net Income; Return on Average Equity. Net income increased $4.5 million, or 128.0%, to $8.1 million ($1.20 per share) for fiscal year 1997 as compared to $3.6 million ($0.68 per share) for fiscal year 1996. Return on average equity decreased to 22.7% for fiscal year 1997 as compared to 24.3% for fiscal year 1996. The decrease in return on average equity was due to the increase in average equity to $35.8 million for fiscal year 1997 as compared to $14.7 million for fiscal year 1996. The increase in average equity is primarily attributable to the Company's initial public offering during the fourth quarter of 1996, which increased equity by $18.2 million.

   Net Interest Income. Net interest income before provision for loan and valuation losses increased $7.8 million, or 129.2%, to $13.9 million for fiscal year 1997 as compared to $6.1 million for fiscal year 1996. The Company's net interest margin increased to 3.70% for fiscal year 1997 as compared to 3.45% for fiscal year 1996. These increases were attributable to the following: a 118.8% increase in the Company's average loan portfolio balance to $355.8 million for fiscal year 1997 from $162.6 million for fiscal year 1996, and a decrease in the cost of interest-bearing liabilities to 5.66% for fiscal year 1997 as compared to 6.59% for fiscal year 1996. The decrease in the cost of interest-bearing liabilities was the result of fiduciary deposits of approximately $80.0 million administered by Sterling Trust being transferred from a third party financial institution to Matrix Bank upon completion of the Vintage acquisition. The above were offset by a 102.8% increase in average interest-bearing liabilities to $322.8 million for fiscal year 1997 as compared to $159.2 million for fiscal year 1996, and a decrease in the Company's yield on interest-earning assets to 8.55% from 9.43% for fiscal years 1997 and 1996, respectively. The decrease in the Company's yield on interest-earning assets was attributable to the lower yield earned on the loan portfolio, which decreased to 8.74% as compared to 9.67% for fiscal years 1997 and 1996, respectively. The loan portfolio yield decrease is attributable to the overall market decrease in interest rates and the acquisition of loans with less discounts by the Company. For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

   Provision for Loan and Valuation Losses. Provision for loan losses increased $731,000 to $874,000 for fiscal year 1997 as compared to $143,000 for fiscal year 1996. This increase was primarily attributable to the increase in the balance of loans receivable, which increased to $513.1 million at December 31, 1997 as compared to $213.4 million at December 31, 1996. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "--Asset Quality--Nonperforming Assets."

   Loan Administration. Loan administration fees increased $7.2 million, or 81.3%, to $16.0 million for fiscal year 1997 as compared to $8.8 million for fiscal year 1996. Loan administration fees are affected by factors that include the size of the Company's residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. This increase was primarily attributable to the increase in the outstanding principal balance underlying the Company's mortgage loan servicing portfolio. The mortgage loan servicing portfolio increased $843.0 million, or 33.7%, to $3.3 billion at December 31, 1997 from $2.5 billion at December 31, 1996.

   Brokerage Fees. Brokerage fees decreased $443,000, or 10.2%, to $3.9 million for fiscal year 1997 as compared to $4.4 million for fiscal year 1996. This decrease occurred despite the increase in bulk servicing portfolios brokered by United

Financial. Servicing portfolios brokered by United Financial increased $7.0 billion to $33.4 billion for fiscal year 1997 as compared to $26.4 billion for fiscal year 1996. The decrease in brokerage fees is attributable to an overall decrease in the margins earned on servicing brokered.

   Trust Services. Trust service fees increased $500,000, or 16.3%, to $3.6 million for fiscal year 1997 as compared to $3.1 million for fiscal year 1996. This increase is associated with the growth in the number of trust accounts under administration at Sterling Trust, which increased to 29,382 accounts at December 31, 1997 from 25,772 accounts at December 31, 1996 and the increase in the total assets under administration which increased to over $1.4 billion at December 31, 1997 from under $1.2 billion at December 31, 1996.

  Gain on Sale of Loans and Mortgage-Backed Securities. Gain on sale of loans and mortgage-backed securities decreased $680,000, or 21.8%, to $2.4 million for fiscal year 1997 as compared to $3.1 million for fiscal year 1996. Gain on sale of loans can fluctuate significantly from year to year based on a variety of factors, such as the current interest rate environment, the supply of loan portfolios in the market, the mix of loan portfolios available, the type of loan portfolios the Company purchases and the particular loan portfolios the Company elects to sell.

   Gain on Sale of Mortgage Servicing Rights. Gain on sale of MSRs increased $133,000 to $3.4 million for fiscal year 1997 as compared to $3.2 million for fiscal year 1996. In terms of aggregate outstanding principal balances of mortgage loans underlying such servicing rights, the Company sold $1.3 billion in purchased MSRs during fiscal year 1997 as compared to $646.0 million during fiscal year 1996. Gains from the sale of MSRs can fluctuate significantly from year to year based on the market value of the Company's servicing portfolio, the particular servicing portfolios the Company elects to sell and the availability of similar portfolios in the market. A majority of the gain in 1997 pertains to MSRs bought by the Company in 1997. Due to the Company's position in and knowledge of the market, the Company will at times sell servicing portfolios if it is determined that the market value is greater than the economic value that would be achieved from holding the servicing portfolio.

  Loan Origination. Loan origination income increased $2.9 million, or 159.5%, to $4.7 million for fiscal year 1997 as compared to $1.8 million for fiscal year 1996 despite the $180.3 million, or 30.9%, decrease in wholesale residential mortgage loan production to $403.0 million for fiscal year 1997 as compared to $583.3 million for fiscal year 1996. The increase in loan origination income was related to a $1.9 million secondary marketing loss that occurred in the first quarter of 1996 and the origination in 1997 of a greater amount of non-agency eligible loans, which generally result in higher origination fees. The secondary loss was attributable to the failure of a former officer of Matrix Financial to adhere to the Company's established hedging policies, and as a result, certain closed loans were not adequately hedged. The $1.9 million loss resulted when interest rates increased dramatically in March 1996, thereby causing the funded loans and pipeline commitments to decline in market value. Had the Company's policies been followed, a loss still would have been recognized, albeit significantly smaller, since it is difficult for the Company to be completely hedged when interest rates rapidly and significantly change. The Company has implemented several management and reporting changes to help ensure that the hedging policies established by Matrix Financial's Board of Directors are followed to mitigate secondary losses in volatile interest rate markets. Loan origination income includes all mortgage loan fees, secondary marketing activity on new loan originations and servicing release premiums on net originations sold, net of origination costs.

  Other Income. Other income increased $1.8 million, or 85.9%, to $4.0 million for fiscal year 1997 as compared to $2.2 million for fiscal year 1996. Other income mainly consists of fee income, including credit card fees earned by Matrix Bank, consulting income earned by UCM, brokerage income earned by First Matrix and USS service fee income. The increase in other income between 1997 and 1996 is predominantly related to the growth in credit card fee income, USS service fees and consulting income generated by UCM, which was formed in December 1996. Credit card fee income increased $889,000 to $908,000 for fiscal year 1997 as compared to $19,000 for fiscal year 1996. Additionally, USS service fees and UCM consulting income increased $557,000 and $184,000, respectively, to $1.1 million and $184,000 for fiscal year 1997 as compared to $564,000 and $0 for fiscal year 1996.

  Noninterest Expense. Noninterest expense increased $11.1 million, or 41.6%, to $37.7 million for fiscal year 1997 as compared to $26.7 million for fiscal year 1996. This increase was primarily due to expenses related to the interim subservicing on mortgage servicing portfolios acquired in 1997, the expenses related to UCM which was formed in December 1996, the opening of a telemarketing call center for the origination of loans at Matrix Financial, increased amortization due to the Company's increased investment in MSRs and the overall growth and expansion of the Company. During 1997, the Company recognized a pre-tax loss of approximately $1.4 million relating to the recourse obligation, subsequent operation and ultimate disposition of its entire portfolio of sub-prime auto loans. This loss was less than the following non-recurring items, which were recorded during fiscal year 1996: a $600,000 accrual for the previously disclosed settlement of a class-action lawsuit, a one-time fee of $450,000 to recapitalize the SAIF, and a $787,000 loss relating to the repurchase of sub-prime auto loans. The following table details the major components of noninterest expense for the periods indicated:

                                                                                                Year Ended December 31,
                                                                                          ----------------------------------
                                                                                              1997                  1996
                                                                                          -------------        -------------
                                                                                                    (In thousands)
  Compensation and employee benefits...................................................      $14,724              $12,722
  Amortization of mortgage servicing rights............................................        6,521                2,432
  Occupancy and equipment..............................................................        2,132                1,776
  Postage and communication............................................................        1,522                1,214
  Professional fees....................................................................          976                  666
  Data processing......................................................................          843                  642
  Losses related to recourse sales.....................................................        1,237                  787
  Other................................................................................        9,791                6,416
                                                                                             -------              -------
     Total.............................................................................      $37,746              $26,655
                                                                                             =======              =======

  Compensation and employee benefits increased $2.0 million, or 15.7%, to $14.7 million for fiscal year 1997 as compared to $12.7 million for fiscal year 1996. This increase was the result of continued expansion of the Company's business lines in 1997, including the opening of a retail branch of Matrix Bank, a new lending office of Matrix Bank, the formation of UCM at the end of 1996 and the opening of Matrix Financial's telemarketing call center. The Company had an increase of 119 employees, or 45.8%, to 379 full-time employees at December 31, 1997 as compared to 260 full-time employees at December 31, 1996.

  Amortization of MSRs increased $4.1 million, or 168.1%, to $6.5 million for fiscal year 1997 as compared to $2.4 million for fiscal year 1996. Amortization of MSRs fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced. The prepayment speed experienced by the Company on the loans it serviced averaged 11.3% during fiscal year 1997 as compared to 11.9% during fiscal year 1996.

  The remainder of noninterest expense, which includes occupancy and equipment expenses, postage and communication expenses, professional fees, data processing costs, losses related to recourse sales and other expenses, increased $5.0 million, or 43.5%, to $16.5 million for fiscal year 1997 as compared to $11.5 million for fiscal year 1996. The increase was primarily attributable to $1.2 million of interim subservicing costs on mortgage servicing portfolios acquired during 1997 and the expansion of both existing and new business lines.

   Provision for Income Taxes. The provision for income taxes increased by $2.9 million to $5.2 million for fiscal year 1997 as compared to $2.3 million for fiscal year 1996. The two periods had comparable effective tax rates of 38.8% and 39.0%, respectively.

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

                                                                 Year Ended December 31,
                                ---------------------------------------------------------------------------------------------
                                            1998                            1997                           1996
                                ---------------------------    ----------------------------    ------------------------------
                                 Average            Average    Average              Average    Average                Average
                                 Balance  Interest   Rate      Balance    Interest   Rate      Balance   Interest      Rate
                                --------  --------  -------    -------    --------  -------    -------   --------     -------
                                                                 (Dollars in thousands)
Assets
Interest-earning assets:
 Loans receivable, net.......   $692,443   $59,452     8.59%   $355,848    $31,096    8.74%    $162,648   $15,733        9.67%
 Mortgage-backed securities..          -         -        -           -          -       -        4,653       351        7.54
 Interest-earning deposits...     15,042       627     4.17      15,371        778    5.06        5,556       312        5.62
 FHLB stock..................     10,719       615     5.74       4,606        275    5.97        2,585       153        5.92
                                --------    ------     ----    --------    -------    ----     --------   -------       -----
  Total interest-earning
   assets....................    718,204    60,694     8.45     375,825     32,149    8.55      175,442    16,549        9.43

                                                                                 Year Ended December 31,
                                                             ---------------------------------------------------------------
                                                                         1998                              1997
                                                             -----------------------------    ------------------------------
                                                             Average               Average    Average                Average
                                                             Balance    Interest     Rate     Balance    Interest      Rate
                                                             -------    --------   -------    -------    --------    -------
                                                                                  (Dollars in thousands)
Noninterest-earning assets:
   Cash...............................................       $ 13,241                         $ 10,268
   Allowance for loan and valuation losses............         (2,223)                          (1,343)
   Premises and equipment.............................          9,913                            8,302
   Other assets.......................................         93,208                           62,922
                                                             --------                         --------
       Total noninterest-earning assets...............        114,139                           80,149
                                                             --------                         --------
       Total assets...................................       $832,343                         $455,974
                                                             ========                         ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Passbook accounts..................................       $  2,859    $   102    3.58%     $  2,859    $   113       3.95%
   Money market and NOW accounts......................        142,382      4,432    3.11        96,982      3,278       3.38
   Certificates of deposit............................        211,592     11,687    5.52        83,993      4,985       5.94
   FHLB borrowings....................................        159,381      8,554    5.37        59,984      3,435       5.73
   Borrowed money.....................................        147,368     11,729    7.96        79,011      6,450       8.16
                                                             --------    -------  ------      --------    -------     ------
       Total interest-bearing liabilities.............        663,582     36,504    5.50       322,829     18,261       5.66
                                                             --------    -------  ------      --------    -------     ------
Noninterest-bearing liabilities:
   Demand deposits (including custodial escrow
       balances)......................................        106,247                           80,816
   Other liabilities..................................         17,518                           16,501
                                                             --------                         --------
   Total noninterest-bearing liabilities..............        123,765                           97,317
   Shareholders' equity...............................         44,996                           35,828
                                                             --------                         --------
       Total liabilities and shareholders' equity.....       $832,343                         $455,974
                                                             ========                         ========
Net interest income before provision for loan and
   valuation losses...................................                   $24,190                          $13,888
                                                                         =======                          =======
Interest rate spread..................................                              2.95%                               2.89%
                                                                                  ======                              ======
Net interest margin...................................                              3.37%                               3.70%
                                                                                  ======                              ======
Ratio of average interest-earning assets to average
   interest-bearing liabilities.......................                            108.23%                             116.42%
                                                                                  ======                              ======

                                                                   Year Ended December 31,
                                                                -----------------------------
                                                                             1996
                                                                -----------------------------
                                                                Average               Average
                                                                Balance    Interest     Rate
                                                                -------    --------   -------
                                                                   (Dollars in thousands)
Noninterest-earning assets:
   Cash...............................................        $  3,085
   Allowance for loan and valuation losses............            (964)
   Premises and equipment.............................           6,976
   Other assets.......................................          26,199
                                                              --------
        Total noninterest-earning assets..............          35,296
                                                              --------
        Total assets..................................        $210,738
                                                              ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
   Passbook accounts..................................        $  2,389    $     82       3.43%
   Money market and NOW accounts......................          11,964         468       3.91
   Certificates of deposit............................          54,824       3,210       5.85
   FHLB borrowings....................................          35,838       2,039       5.69
   Borrowed money.....................................          54,171       4,691       8.66
                                                              --------    --------     ------
        Total interest-bearing liabilities............         159,186      10,490       6.59
                                                              --------    --------     ------
Noninterest-bearing liabilities:
   Demand deposits (including custodial escrow
        balances).....................................          27,934
   Other liabilities..................................           8,927
                                                              --------
   Total noninterest-bearing liabilities..............          36,861
   Shareholders' equity...............................          14,691
                                                              --------
        Total liabilities and shareholders' equity....        $210,738
                                                              ========
Net interest income before provision for loan and
   valuation losses...................................                    $  6,059
                                                                          ========
Interest rate spread..................................                                   2.84%
                                                                                        =====
Net interest margin...................................                                   3.45%
                                                                                        =====
Ratio of average interest-earning assets to average
   interest-bearing liabilities.......................                                 110.21%
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

                                                            Year Ended December 31,                     Year Ended December 31,
                                                        1998 vs. 1997 Increase (Decrease)               1997 vs. 1996 Increase
                                                              Due to Change in                       (Decrease) Due to Change in
                                                      -----------------------------------          -------------------------------
                                                      Volume        Rate         Total             Volume        Rate       Total
                                                      -------     -------      ----------          -------     --------    -------
                                                                                      (In thousands)
Interest-earning assets:
 Loans receivable, net............................  $  28,914    $  (558)     $  28,356         $  18,688    $  (3,325)  $  15,363
 Mortgage-backed securities.......................         --         --             --              (351)          --        (351)
 Interest-earning deposits........................        (14)      (137)          (151)              551          (85)        466
 FHLB stock.......................................        351        (11)           340               120            2         122
                                                    ---------    -------      ---------         ---------    ---------   ---------
        Total interest-earning assets.............     29,251       (706)        28,545            19,008       (3,408)     15,600
                                                    ---------    -------      ---------         ---------    ---------   ---------


                                                           Year Ended December 31,               Year Ended December 31,
                                                      1998 vs. 1997 Increase (Decrease)      1997 vs. 1996 Increase (Decrease)
                                                               Due to Change in                     Due to Change in
                                                      ----------------------------------     ---------------------------------
                                                        Volume       Rate         Total        Volume       Rate       Total
                                                      ----------   -------     ----------     ----------  ---------  ----------
                                                                                      (In thousands)
Interest-bearing liabilities:
 Passbook accounts................................    $      --    $   (11)    $     (11)     $     16    $      15   $      31
 Money market and NOW accounts....................        1,412       (258)        1,154         3,322         (512)      2,810
 Certificates of deposit..........................        7,043       (341)        6,702         1,708           67       1,775
 FHLB advances....................................        5,338       (219)        5,199         1,374           22       1,396
 Borrowed money...................................        5,441       (162)        5,279         2,151         (392)      1,759
                                                      ---------    -------     ---------     ---------    ---------   ---------
  Total interest-bearing liabilities..............       19,234       (991)       18,243         8,571         (800)      7,771
                                                      ---------    -------     ---------     ---------    ---------   ---------
Change in net interest income before provision
 for loan and valuation losses....................    $  10,017    $   285     $  10,302     $  10,437    $  (2,608)  $   7,829
                                                      =========    =======     =========     =========    =========   =========

Asset and Liability Management


  General. A significant portion of the Company's revenues and net income is derived from net interest income and, accordingly, the Company strives to manage its interest-earning assets and interest-bearing liabilities to generate what management believes to be an appropriate contribution from net interest income. Asset and liability management seeks to control the volatility of the Company's performance due to changes in interest rates. The Company constantly attempts to achieve an appropriate relationship between rate sensitive assets and rate sensitive liabilities. The Company has responded to interest rate volatility by developing and implementing asset and liability management strategies designed to increase its noninterest income and improve the match between interest-earning assets and interest-bearing liabilities. These strategies include:

  . Utilizing MSRs as a source of noninterest income and as a countermeasure against the decline in the value of mortgage loans during a rising interest rate environment. Increases in interest rates tend to increase the value of MSRs because of the resulting decrease in prepayment rates on the underlying loans;

  . Increasing the noninterest-bearing custodial escrow balances related to the Company's MSRs;

  . Increasing focus on lines of business that are less interest rate sensitive, such as brokerage activities, consulting services, self-directed trust services and real estate disposition;

  . Maintaining a wholesale loan origination operation. Wholesale originations provide a form of hedge against the balance of MSRS. In a decreasing interest rate environment, the value of the servicing portfolio tends to decrease due to increased prepayments of the underlying loans. During this same period, however, the volume of loan originations generally increases;

  . Originating and purchasing adjustable rate mortgages and selling newly originated fixed rate residential mortgages in the secondary market;

  . Increasing emphasis on the origination of construction and commercial real estate lending, which tend to have higher interest rates with shorter loan maturities than residential mortgage loans and generally are at adjustable rates;

  . Increasing retail deposits, which are less susceptible to changes in interest rates than other funding sources;

  . Pursuing strategic acquisitions or alliances that provide fee-based income or generate liabilities that are less expensive or less interest rate sensitive than retail deposits or borrowings from third party institutions to fund the Company's investing activities; and

  . Hedging segments of the Company's servicing portfolio and selling forward commitments on our loan pipeline.


  Lending Activities. The major interest-earning asset of the Company is the loan portfolio. Consequently, a significant part of the Company's asset and liability management involves monitoring the composition of the Company's loan portfolio, including the corresponding maturities. The following table sets forth the composition of the Company's loan portfolio by loan type as of the dates indicated. The amounts in the following table are shown net of discounts and other deductions.

                                                                   As of December 31,
                             ------------------------------------------------------------------------------------------------------
                                  1998                1997                1996                   1995                  1994
                             ---------------    ----------------    ---------------        ----------------       ---------------
                             Amount  Percent    Amount   Percent    Amount    Percent      Amount   Percent       Amount    Percent
                             ------  -------    ------   -------    ------    -------      ------   -------       ------    -------
                                                                 (Dollars in thousands)
Residential................  $732,512  86.34%   $462,604  90.46%    $192,118  90.47%       $136,741  93.23%       $  80,010  89.56%
Multi-family, commercial
    real estate and
    commercial.............    52,689   6.21      29,492   5.77       15,352   7.23           7,544   5.15            7,518   8.41
Direct financing leases....    24,429   2.88       2,708   0.53           --     --              --     --               --     --
Construction...............    27,648   3.26       7,591   1.48        1,061   0.50              78   0.05              106   0.12
Consumer...................    14,880   1.75      10,733   2.10        4,869   2.29           3,245   2.21            2,434   2.72
                             -------- ------    -------- ------     -------- ------        --------  -----        --------- ------
  Total loans and leases...   852,158 100.44     513,128 100.34      213,400 100.49         147,608 100.64           90,068 100.81
Less allowance for loan and
    valuation losses.......     3,710   0.44       1,756   0.34        1,039   0.49             943   0.64              728   0.81
                             -------- ------    -------- ------     -------- ------        -------- ------        --------- ------
Loans receivable, net......  $848,448 100.00%   $511,372 100.00%    $212,361 100.00%       $146,665 100.00%       $  89,340 100.00%
                             ======== ======    ======== ======     ======== ======        ======== ======        ========= ======

  The following table presents the aggregate maturities of loans in each major category of the Company's loan portfolio as of December 31, 1998 (excluding the allowance for loan and valuation losses). Loans held for sale are classified as maturing within one year. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments or the timing of loan sales.

                                                                              As of December 31, 1998
                                                        ---------------------------------------------------------------
                                                          Less than           One to       Over five
                                                          one year          five years       years           Total
                                                        ------------       ------------    ---------     --------------
                                                                                   (In thousands)
Residential...........................................   $  724,827        $        530    $   7,155     $  732,512
Multi-family, commercial real estate and commercial...       14,930              12,478       25,281         52,689
Direct financing leases...............................       24,429                  --           --         24,429
Construction..........................................       21,481               2,533        3,634         27,648
Consumer..............................................       10,714               2,743        1,423         14,880
                                                         ----------        ------------    ---------     ----------
  Total loans and leases..............................   $  796,381        $     18,284    $  37,493     $  852,158
                                                         ==========        ============    =========     ==========

  Included in loans held for sale is approximately $49.5 million, at December 31, 1998, of loans which the Company has acquired under purchase/repurchase facilities and purchase agreements with several parties. The terms of these agreements vary with each seller but include provisions which require the seller to repurchase the loans within a defined period of time, or provide at the Company's option, the ability, on short notice, to require the seller to repurchase the loans, or in some cases, allow the seller to repurchase the loans. In all cases, the seller provides contractual recourse to the Company in the event of delinquency and/or loss.

   Loans held for investment, which are contractually due in one or more years, are split between fixed and adjustable rates as follows:

                                                                                As of December 31, 1998
                                                        --------------------------------------------------------------------
                                                          One to five                   Over five
                                                             years                        years                    Total
                                                        -------------                 ------------              ------------
                                                                                     (In thousands)

Fixed...........................................        $     10,226                 $     14,231               $     24,457
Adjustable......................................               8,058                       23,262                     31,320
                                                        ------------                 ------------               ------------
  Total loans...................................        $     18,284                 $     37,493               $     55,777
                                                        ============                 ============               ============

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


                                                                              As of December 31,
                                               -----------------------------------------------------------------------------
                                                       1998             1997            1996            1995            1994
                                                   ---------        --------        --------        --------        --------
                                                                            (Dollars in thousands)

Nonaccrual mortgage loans......................    $   8,208        $  4,796        $  3,031        $  5,523        $  3,275
Nonaccrual commercial loans and direct
 financing leases..............................        4,349              --              --              --              --
Nonaccrual consumer loans......................          652             194             872              15              39
                                                   ---------        --------        --------        --------        --------
  Total nonperforming loans and leases.........       13,209           4,990           3,903           5,538           3,314
Foreclosed real estate.........................          916           1,242             788             835             543
Repossessed automobiles........................           --              --             506              --              --
                                                   ---------        --------        --------        --------        --------
  Total nonperforming assets...................    $  14,125        $  6,232        $  5,197        $  6,373        $  3,857
                                                   =========        ========        ========        ========        ========
Total nonperforming loans and leases
 to total loans................................         1.55%           0.97%           1.83%           3.75%           3.68%
Total nonperforming assets to total assets.....         1.39%           1.03%           1.89%           3.42%           3.40%
Ratio of allowance for loan and valuation
 losses to total non-performing loans and
 leases........................................        28.09%          35.19%          26.62%          17.03%          21.97%

Interest income on nonperforming loans and
 leases not included in interest income........    $     524        $     89        $    120        $    156        $    140


  As of December 31, 1998, the Company had approximately $90,000 of non-government accruing loans that were contractually past due 90 days or more. Beginning in 1996, the Company began to accrue interest for government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $165.7 million and $18.7 million as of December 31, 1998 and 1997, respectively. A significant portion of these loans are serviced by a third party who is required to remit monthly interest regardless of whether it is collected. The higher levels of nonaccrual mortgage loans as a percentage of total loans during 1995 and 1994 were primarily attributable to purchases by Matrix Bank of bulk residential loan portfolios in those years. Decreases in the nonaccrual mortgage loans at December 31, 1998, 1997 and 1996 are attributable to the improvement of the loans that had past delinquency problems and the credit quality of the loan portfolios the Company acquired in 1998, 1997 and 1996. In the past three years, Matrix Bank acquired loans with fewer delinquency problems and/or document deficiencies, which also resulted in a decrease in the nonaccrual loans as a percentage of total loans.

  The increase in nonaccrual commercial loans and direct financing leases in 1998 is the result of the Company's origination of tax-exempt lease financing for charter schools for the purchase of real estate and equipment. Several of the charter schools for which the Company has provided financing have encountered enrollment and/or state funding problems which has caused them to become delinquent on their lease obligations to the Company.

   The increase in the nonaccrual consumer loans in 1996 is a result of sub-prime auto loans that the Company repurchased pursuant to limited representations and warranties included in loan sale agreements. The Company had a separate reserve of $600,000 included in other liabilities for anticipated losses relating to the repurchased sub-prime auto loans at December 31, 1996. Included in repossessed assets for 1996 is $506,000 of automobiles that the Company was required to repurchase pursuant to the same limited representations and warranties. The balance of the loans and automobiles repurchased in 1996 and 1997 were either disposed of or sold to a third party investor in December 1997. The Company does not anticipate that it will originate any additional sub-prime automobile contracts.

  The prior delinquency and anticipated future delinquencies are taken into consideration in the pricing of the loans acquired. The Company generally purchases such loans at discounts and, in some instances, receives recourse or credit enhancement from the seller to further reduce the Company's risk of loss associated with the loans' nonaccrual status. At December 31, 1998, $8.0 million, or 60.6%, of the nonaccrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale." Total loans held for sale at December 31, 1998, were $754.2 million, of which $12.8 million, or 1.7%, were nonaccrual loans. However, against the $754.2 million of total loans held for sale, the Company has $3.7 million of purchase discounts.

  The percentage of the allowance for loan and valuation losses to nonaccrual loans varies widely due to the nature of the Company's portfolio of mortgage loans, which are collateralized primarily by residential real estate. The Company analyzes the collateral for each nonperforming mortgage loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "--Comparison of Results of Operations for Fiscal Years 1998 and 1997."

     Analysis of Allowance for Loan and Valuation Losses. The following table sets forth information regarding changes in the Company's allowance for loan and valuation losses for the periods indicated. The table includes the allowance for both loans held for investment and loans held for sale.

                                                                                  As  of December 31,
                                                      ----------------------------------------------------------------------
                                                         1998           1997           1996           1995           1994
                                                      ----------     ----------     ----------     ----------     ----------
                                                                                (Dollars in thousands)
Balance at beginning of period.....................    $  1,756       $  1,039       $    943       $    728       $   538
Charge-offs:
  Real estate-mortgage.............................       1,922             22             64            198            26
  Real estate-construction.........................          --             --             --             35            --
  Direct financing leases..........................          --             --             --             --            --
  Consumer.........................................         789            166              6              7            --
                                                       --------       --------       --------       --------       -------
     Total charge-offs.............................       2,711            188             70            240            26
Recoveries:
  Real estate-mortgage.............................           2             --              8              5            --
  Consumer.........................................          56             31             15             49            --
                                                       --------       --------       --------       --------       -------
     Total recoveries..............................          58             31             23             54            --
                                                       --------       --------       --------       --------       -------
Net charge-offs....................................       2,653            157             47            186            26
Provision for loan losses charged to operations....       4,607            874            143            401           216
                                                       --------       --------       --------       --------       -------
Balance at end of period...........................    $  3,710       $  1,756       $  1,039       $    943       $   728
                                                       ========       ========       ========       ========       =======
Ratio of net charge-offs to average loans..........        0.38%          0.04%          0.03%          0.15%         0.03%
                                                       ========       ========       ========       ========       =======
Average loans outstanding during the period........    $692,443       $355,848       $162,648       $121,206       $79,393
                                                       ========       ========       ========       ========       =======

     A majority of the increase in real estate-mortgage charge-offs for 1998 as compared to 1997 is due to the loss recognized related to MCA. See "-- Comparison of Results of Operations for Fiscal Years 1998 and 1997--Net Income; Return on Average Equity" for additional information. Additionally, the increase in consumer charge-offs in 1998 pertains to losses experienced on the Company's credit card portfolio, which accounts for less than 1% of the Company's total loan portfolio as of December 31, 1998.

     The allowance for loan and valuation losses is increased by the provision for loan and valuation losses (which is charged to operations) for particular loans where management considers ultimate collection to be questionable; all other loans are evaluated by the Company as part of their respective categories, and not on an individual basis. Each category of loans in the loan portfolio is assigned a loss factor based on the assessed risk inherent in each loan category, certain qualitative evaluations of individual classified assets, trends in the portfolio, geographic and portfolio concentrations, new products or markets, evaluations of the changes in the historical loss experience component and projections of this component into the current and future periods based on current knowledge and conditions. These loss factors range from 0.10% for FHA/VA loans guaranteed by HUD to 8.00% for credit card loans. Additionally substandard and doubtful loans of homogeneous loan portfolios are assigned loss factors of 5.00% and 50.00%, respectively. The Company had no impaired loans as of December 31, 1998, 1997, 1996, 1995 and 1994. The loss factors are applied to the outstanding principal balance of loans in their respective categories, and the total for all categories determines the Company's allowance for loan and valuation losses, except for direct financing leases, for which the allowance is determined based on specific loans.

                                                                        As of December 31,
                                  ------------------------------------------------------------------------------------------------
                                        1998                     1997                    1996                      1995
                                  ------------------------------------------------------------------------------------------------
                                            Percentage               Percentage               Percentage               Percentage
                                            of Loans to              of Loans to              of Loans to              of Loans to
                                  Amount    Total loans    Amount    Total loans    Amount    Total loans    Amount    Total loans
                                  ------    ------------   ------    -----------    ------    -----------    ------    -----------
                                                                                    (Dollars in thousands)
Residential....................    $2,372     85.96%        $1,234     90.15%        $  911     90.03%        $830       92.64%
Multi-family, commercial real
     estate and commercial.....       137      6.18             91      5.75             51      7.19           78        5.11
Direct financing leases........       275      2.87             --      0.53             --        --           --          --
Construction...................        72      3.24             23      1.48              6      0.50            1        0.05
Consumer.......................       854      1.75            408      2.09             71      2.28           34        2.20
                                   ------    ------         ------    ------         ------    ------         ----      ------
                                   $3,710    100.00%        $1,756    100.00%        $1,039    100.00%        $943      100.00%
                                   ======    ======         ======    ======         ======    ======         ====      ======
                                            ----------------------
                                                    1994
                                            -----------------------
                                                      Percentage
                                                      of Loans to
                                            Amount    Total loans
                                            ------    ------------
Residential........................          $635       88.83%
Multi-family, commercial real
     estate and commercial.........            69        8.35
Direct financing leases............            --          --
Construction.......................             1        0.12
Consumer...........................            23        2.70
                                             ----      ------
                                             $728      100.00%
                                             ====      ======

  The ratio of the allowance for loan and valuation losses to total loans was 0.44%, 0.34%, 0.49%, 0.64% and 0.81% at December 31, 1998, 1997, 1996, 1995 and
1994, respectively. The allowance for loan and valuation losses is reduced by loans charged off, net of recoveries. The allowance for loan and valuation losses allocated to residential, multi-family, commercial real estate and commercial and construction loans has increased mainly due to the increased outstanding loan principal balances in these loan categories and not due to any increase in the perceived risk or losses experienced in these categories. The Company did not assign any of the allowance for loan and valuation losses to direct financing leases in 1997, as the Company originated the $2.7 million of outstanding direct financing leases in the last month of the year and management felt that it was not necessary due to the immaterial amount of leases relative to the total loan portfolio, as well as payments under the direct financing leases were not due until 1998, and as such, the leases could not have been delinquent at December 31, 1997. This increase in the allowance for loan and valuation losses in 1998 reflects the growth of the direct financing leases during 1998 and the nonaccrual status of a small portion of this portfolio at December 31, 1998. Additionally, the increase in the allowance for loan and valuation losses for consumer loans in 1998 primarily reflects the Company's increase in its loss factor for credit card loans from 4.00% to 8.00% during 1998, due to the increased losses experienced in the portfolio.

  Risk Sensitive Assets and Liabilities. As discussed in "Asset and Liability Management -- General" a significant portion of the Company's earnings and ultimate success is partially dependent upon its ability to manage interest rate risk. Interest rate risk can be defined as the exposure of the Company's net interest income to adverse movements in interest rates. Although the Company manages other risks, such as credit, operational and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk which could potentially have the largest material effect on the Company's financial condition and results of operations. The majority of the Company's market risk related to interest rates exists within the operations of Matrix Bank. However, Matrix Financial also has interest rate risk related to its primary asset, MSRs, and also related to the net interest income earned on its originated loans that are funded through warehouse lines of credit. The susceptibility to movements in interest rates affects the cash flows generated from the MSRs which are recorded in other income versus interest income. In a decreasing interest rate environment, the underlying servicing portfolio tends to prepay faster which reduces future servicing income; while in an increasing interest rate environment, prepayments tend to decrease, which increases expected future servicing income. As it relates to Matrix Financial's lending activities, Matrix Financial originates residential mortgage loans, which are generally pre-sold. However, between the time that the loan is originated and sold to the ultimate investor, Matrix Financial earns interest income. The loans are funded through the use of warehouse credit facilities that are generally priced based on short-term interest rates. Therefore, the net interest income that is earned by Matrix Financial is generally dependent on the spread between long-term mortgage rates and short-term interest rates.

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

   Interest rate risk management at Matrix Bank is the responsibility of the Asset and Liability Committee ("ALCO" or the "Committee"), which reports to the Board of Directors of Matrix Bank. ALCO establishes policies that monitor and coordinate the Company's sources, uses and pricing of its funds. The Committee is also involved in formulating the Company's budget and strategic plan as it relates to investment objectives. Due to the historical size of Matrix Bank's loan portfolio and the high degree of purchase and sale activity, ALCO has relied on the OTS interest rate risk exposure report to assist in the overall monitoring of Matrix Bank's interest rate sensitivity. Based on the information and assumptions used in the OTS exposure report as of December 31, 1998, management believes that a 200 basis point shock over a twelve month period, up or down would not significantly affect Matrix Bank's annualized net interest income. As Matrix Bank continues to grow, management anticipates having to use an asset/liability software package to monitor and manage Matrix Bank's interest rate risk on a more timely basis.

   The Company continues to attempt to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. To accomplish this (see "Asset and Liability Management General" for additional discussion on strategies), management focuses on acquiring adjustable rate residential mortgages and has increased its efforts regarding the origination of residential construction loans, commercial real estate loans and limited consumer lending which reprice or mature more quickly than fixed rate residential real estate loans. In 1998, the Company increased its investment in non-performing FHA and VA loans, which are fixed rate loans that have a significantly shorter life than newly originated loans. The other significant asset that the Company invests in is MSRs. The value and cash flows from MSRs respond counter-cyclically to the value of fixed rate mortgages. When interest rates increase and the value of fixed rate mortgages decrease (in turn decreasing net interest income) the value of the MSRs increase. In a decreasing interest rate environment, the inverse occurs. Another significant strategy that the Company focuses on in managing interest rate risk is identifying lines of business that generate noninterest rate sensitive liabilities. Examples of this strategy are the investment in MSRs, which generate no cost escrow deposits and Sterling Trust's operations, which administer deposits with relatively low costs.

   In the ordinary course of business, the Company makes commitments to originate residential mortgage loans and holds originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the pipeline loans. The Company mitigates this risk through the use of mandatory and nonmandatory forward commitments to sell loans. As of December 31, 1998, the Company had $133.7 million in pipeline and funded loans offset with mandatory forward commitments of $110.0 million and nonmandatory forward commitments of $10.1 million. The inherent value of the forward commitments is considered in the determination of the lower of cost or market for such loans.

   Ownership of MSRs exposes the Company to impairment of their value in certain interest rate environments. The incidence of prepayment of a mortgage loan increases during periods of declining interest rates as the homeowner seeks to refinance the loan to a lower interest rate. If the level of prepayment on segments of the Company's mortgage servicing portfolio achieves a level higher than projected by the Company for an extended period of time, then an impairment in the associated basis in the MSRs may occur. To mitigate this risk of impairment due to declining interest rates, the Company hedged a segment of its portfolio beginning in September 1997. As of December 31, 1998 and 1997, the Company had identified and hedged $674 million and $306 million, respectively, of its mortgage servicing portfolio using a program of exchange-traded futures and options. See Note 13 to the Consolidated Financial Statements included elsewhere herein.

   The following tables represent, in tabular form, contractual balances of the Company's on balance sheet financial instruments in dollars at the expected maturity dates, as well as the fair value of those on balance sheet financial instruments for the periods ended December 31, 1998 and 1997. The expected maturity categories take into consideration historical and anticipated prepayment speeds, as well as actual amortization of principal and does not take into consideration the reinvestment of cash. The Company's assets and liabilities that do not have a stated maturity date, such as interest-earning deposits, FHLB stock and certain other deposits, are considered to be long term in nature by the Company and are reported in the thereafter column. The Company has made the assumption that the portfolio of loans held for sale will mature in the first year. The Company is very active in the secondary market as it relates to the purchase and sale of mortgage loans. The total amount of loans sold in 1998 and 1997 approximated 70% and 108%, respectively, of the total held for sale portfolio at December 31, 1997 and 1996. This proves the Company's intent to sell the loans classified as held for sale and the one-year maturity assumption is supported. The Company also treats the FHLB and revolving borrowings as long term in nature, as the continued availability of these amounts is anticipated indefinitely. Third party servicers service a portion of the Company's loan portfolio; as a result, a portion of the information presented is based on the best available information.

   For the most part, the carrying amounts of interest-earning deposits, FHLB stock, FHLB borrowings and borrowed money approximate those assets' and liabilities' fair values. The fair values of the loan portfolios for held for sale and held for investment are based on quoted market prices or outstanding commitments from investors. If quoted market prices are not available, fair values are based on quoted market prices of similar loans sold in securitization transactions, adjusted for differences in loan characteristics. The fair values of forward sale commitments are included in the determination of the fair value of loans held for sale. The fair values of demand deposits are, by definition, equal to the amount payable upon demand at the reporting date. The fair value of time deposits are based upon the discounted value of contractual cash flows, which is estimated using interest rates currently being offered on certificates to a schedule of aggregated expected periodic maturities on time deposits.

  MSRs are not included in the tabular presentation, as the investment does not directly affect interest income. As noted, however, earnings from MSRs directly correlate with market risk as it relates to interest rate fluctuations. The Company mitigates this risk through both the type of MSRs acquired and hedging of MSRs. The loans underlying the servicing acquired tend to be more seasoned and have lower principal balances. Management believes that the more seasoned, lower balance servicing portfolios carry less prepayment risk than less seasoned, higher balance mortgage servicing, because the cost savings of refinancing a lower balance loan tend to be less than for a higher balance loan with a comparable interest rate. It is also believed that if a loan has been outstanding for a period of time and has been through several declining interest rate cycles without refinancing, the risk of prepayment in the future is less than a newly originated loan. Although significantly increased in 1998, the prepayment percentages which the Company has experienced over the past three years have been lower than experienced in the industry, as a whole. The prepayment speeds for the years ended December 31, 1998, 1997 and 1996 were 22.6%, 11.3% and 11.9%, respectively, during a primarily decreasing interest rate environment. In the 1998 table below, prepayment speeds of 24% and 12% were used for residential and non-residential loans, respectively, to project expected cash flows relating to loans held for investment and in the 1997 table below, prepayment speeds of 12% were used for all loan types. These assumptions are based on the Company's historical prepayment speeds, as well as our knowledge and experience in the market.

  The Company's on balance sheet financial instruments for the period ended December 31, 1998 were:

                                               Expected Maturity Date - Fiscal Year Ended December 31,
                                        -----------------------------------------------------------------------
                                                                                                        There-               Fair
                                          1999          2000      2001        2002        2003       after     Total      Value
                                        --------      --------  --------    --------    --------   ---------  -------    -------
                                                                        (Dollars in thousands)
Interest-earning assets:
 Held for sale /(1)(2)/:
  Fixed-rate residential loans.......... $376,168    $    --    $    --     $    --     $    --    $     --    $376,168   $378,274
   Average interest rate................     8.29%        --%        --%         --%         --%         --%       8.29%
  Adjustable-rate residential loans..... $347,790    $    --    $    --     $           $    --    $     --    $347,790   $349,737
   Average interest rate................     7.90%        --%        --%         --%         --%         --%       7.90%
  Fixed-rate commercial loans
   and leases........................... $ 30,268    $    --    $    --     $    --     $    --    $     --    $ 30,268   $ 30,268
   Average interest rate................    12.06%        --%        --%         --%         --%         --%      12.06%

 Held for investment/(2)/:
  Fixed-rate residential loans.......... $    541    $   399    $   293     $   215     $   156    $    351    $  1,955   $  1,769
   Average interest rate/(3)/...........     9.45%      9.45%      9.45%       9.45%       9.45%       9.45%       9.45%
  Adjustable-rate residential
   loans/(4)/........................... $    995    $   747    $   559     $   419     $   314    $    887    $  3,921   $  3,548
   Average interest rate/(3)/...........     7.94%      7.94%      7.94%       7.94%       7.94%       7.94%       7.94%
  Fixed-rate consumer loans............. $  3,272    $ 2,830    $ 2,441     $    --     $    --    $     --    $  8,543   $  9,149
   Average interest rate/(3)/...........    11.11%     11.11%     11.11%         --%         --%         --%      11.11%
  Adjustable-rate consumer loans/(4)/... $    111    $    95    $    82     $    71     $    61    $    164    $    584   $    626
   Average interest rate/(3)/...........     8.38%      8.38%      8.38%       8.38%       8.38%       8.38%       8.38%
  Fixed-rate other loans/(5)/........... $  8,929    $ 7,674    $ 6,576     $ 5,617     $ 4,778    $     --    $ 33,574   $ 33,644
   Average interest rate/(3)/...........     9.37%      9.37%      9.37%       9.37%       9.37%         --%       9.37%
  Adjustable-rate other loans/(4)(5)/... $ 12,197    $10,456    $ 8,935     $ 7,607     $ 6,450    $     --    $ 45,645   $ 45,740
   Average interest rate/(3)/...........     8.94%      8.94%      8.94%       8.94%       8.94%         --%       8.94%

 Interest-earning deposits.............. $     --    $    --    $    --     $    --     $    --    $  8,120    $  8,120   $  8,120
   Average interest rate................       --%        --%        --%         --%         --%       4.40%       4.40%
  FHLB stock............................ $     --    $    --    $    --     $    --     $    --    $ 15,643    $ 15,643   $ 15,643
   Average interest rate................       --%        --%        --%         --%         --%       5.75%       5.75%

   Total interest-earning assets........ $780,271    $22,201    $18,886     $13,929     $11,759    $ 25,165    $872,211   $876,518
                                         ========    =======    =======     =======     =======    ========    ========   ========

Interest-bearing liabilities:
 Passbook accounts...................... $     --    $    --    $    --     $    --     $    --    $  2,830    $  2,830   $  2,830
  Average interest rate.................       --%        --%        --%         --%         --%       3.44%       3.44%
 NOW accounts/(6)/...................... $     --    $    --    $    --     $    --     $    --    $ 19,506    $ 19,506   $ 19,506
  Average interest rate.................       --%        --%        --%         --%         --%       2.72%       2.72%
 Money market accounts.................. $     --    $    --    $    --     $    --     $    --    $170,957    $170,957   $170,957
  Average interest rate.................       --%        --%        --%         --%         --%       3.42%       3.42%
 Certificates of deposit over $100,000.. $  7,999    $   636    $   322     $   646     $   661    $     --    $ 10,264   $ 10,383
  Average interest rate.................     5.57%      6.33%      6.22%       6.44%       5.89%         --%       5.71%
 Brokered certificates of deposit....... $148,676    $    --    $    --     $    --     $    --    $     --    $148,676   $148,907
  Average interest rate.................     4.92%        --%        --%         --%         --%         --%       4.92%
 Other certificates of deposit.......... $ 84,776    $14,037    $ 5,652     $ 6,126     $ 5,020    $     --    $115,611   $116,748
  Average interest rate.................     5.54%      5.73%      5.87%       6.35%       5.76%         --%       5.63%
 FHLB borrowings/(7)/................... $     --    $    --    $    --     $    --     $    --    $168,000    $168,000   $171,544
  Average interest rate.................       --%        --%        --%         --%         --%       4.90%       4.90%
 Revolving borrowings................... $     --    $    --    $    --     $    --     $    --    $116,845    $116,845   $116,845
  Average interest rate.................       --%        --%        --%         --%         --%       6.60%       6.60%
 Term borrowings........................ $  9,737    $ 8,625    $12,223     $ 4,997     $ 4,959    $ 21,403    $ 61,944   $ 61,944
  Average interest rate.................     7.73%      7.48%      7.62%       7.77%       6.71%      11.17%       8.78%

  Total interest-bearing liabilities.... $251,188    $23,298    $18,197     $11,769     $10,640    $499,541    $814,633   $819,664
                                         ========    =======    =======     =======     =======    ========    ========   ========

 __________
  (1) Loans held for sale are assumed to mature within one year, as the intent is to sell the loans.
  (2) Balances are stated net of discounts and other deductions.
  (3) For the fixed-rate loans held for investment, the Company computed a weighted average interest rate and a weighted average maturity for the loan portfolio and then applied a prepayment assumption of 24% to residential loans and 12% to non-residential loans in determining the cash flows. The same approach was used for the adjustable-rate loans, which are generally fully indexed loans.
  (4) The adjustable-rate loans generally are indexed to the 1-year treasury. However, included in the balance are loans indexed to 11/th/ district cost of funds, prime and 3,5 and 7-year treasury.
  (5) Other consists of multi-family, commercial real estate, commercial, land and construction loans.
  (6) Excludes noninterest-bearing demand deposits of approximately $22.7 million.
  (7) See "--Short-term Borrowings" for additional discussion on the term of the FHLB borrowings.

   The Company's on balance sheet financial instruments for the period ended December 31, 1997 were:

                                                      Expected Maturity Date-Fiscal Year Ended December 31,
                                    ------------------------------------------------------------------------
                                                                                                   There-                Fair
                                          1998        1999        2000        2001       2002      after      Total      Value
                                         ------      ------      ------      ------     ------    ------     -------    -------
                                                                          (Dollars in thousands)
Interest-earning assets:
   Held for sale /(1)(2)/:
      Fixed-rate residential loans...... $201,081    $    --    $     --    $     --    $     --   $     --   $201,081   $202,073
          Average interest rate.........     9.09%        --%         --%         --%         --%        --%      9.09%
      Adjustable-rate residential loans. $255,897    $    --    $     --    $     --    $     --   $     --   $255,897   $257,159
          Average interest rate.........     8.03%        --%         --%         --%         --%        --%      8.03%

   Held for investment/(2)/:
      Fixed-rate residential loans...... $    562    $   490    $    427    $    371    $    323   $  1,416   $  3,589   $  3,685
          Average interest rate/(3)/....     9.66%      9.66%       9.66%       9.66%       9.66%      9.66%      9.66%
      Adjustable-rate residential
          loans/(4)/.................... $    505    $   441    $    385    $    336    $    293   $  1,679   $  3,639   $  3,736
          Average interest rate/(3)/....     8.18%      8.18%       8.18%       8.18%       8.18%      8.18%      8.18%
      Fixed-rate consumer loans......... $  3,815    $ 3,376    $  2,989    $     --    $     --   $     --   $ 10,180   $ 10,388
          Average interest rate/(3)/....    14.44%     14.44%      14.44%         --%         --%        --%     14.44%
      Adjustable-rate consumer
          loans/(4)/.................... $     69    $    60    $     52    $     45    $     39   $    169   $    434   $    443
          Average interest rate/(3)/....     8.38%      8.38%       8.38%       8.38%       8.38%      8.38%      8.38%
      Fixed-rate other loans/(5)/....... $  9,994    $ 8,532    $     --    $     --    $     --   $     --   $ 18,526   $ 18,613
          Average interest rate/(3)/....     9.79%      9.79%         --%         --%         --%        --%      9.79%
      Adjustable-rate other
          loans/(4)(5)/................. $  2,843    $ 2,476    $  2,153    $  1,871    $  1,623   $  7,060   $ 18,026   $ 18,110
          Average interest rate/(3)/....     9.25%      9.25%       9.25%       9.25%       9.25%      9.25%      9.25%
   Interest-earning deposits............ $     --    $    --    $     --    $     --    $     --   $  6,337   $  6,337   $  6,337
          Average interest rate.........       --%        --%         --%         --%         --%      5.91%      5.91%
   FHLB stock........................... $     --    $    --    $     --    $     --    $     --   $  8,700   $  8,700   $  8,700
          Average interest rate.........       --%        --%         --%         --%         --%      6.00%      6.00%
          Total interest-earning assets. $474,766    $15,375    $  6,006    $  2,623    $  2,278   $ 25,361   $526,409   $529,244
                                         ========    =======    ========    ========    ========   ========   ========   =========
Interest-bearing liabilities:
   Passbook accounts.................... $     --    $    --    $     --    $     --    $     --   $  2,851   $  2,851   $  2,851
          Average interest rate.........       --%        --%         --%         --%         --%      3.97%      3.97%
   NOW accounts/(6)/.................... $     --    $    --    $     --    $     --    $     --   $ 14,669   $ 14,669   $ 14,669
          Average interest rate.........       --%        --%         --%         --%         --%      2.92%      2.92%
   Money market accounts................ $     --    $    --    $     --    $     --    $     --   $ 99,899   $ 99,899   $ 99,899
          Average interest rate.........       --%        --%         --%         --%         --%      2.96%      2.96%
   Certificates of deposit over
          $100,000...................... $  4,900    $ 1,030    $    414    $    207    $    634   $     --   $  7,185   $  7,258
          Average interest rate.........     5.91%      6.06%       6.73%       6.15%       6.44%        --%      6.03%
   Other certificates of deposit........ $ 63,692    $13,442    $  2,984    $  2,453    $  6,094   $     --   $ 88,665   $ 89,389
          Average interest rate.........     5.88%      6.01%       6.24%       6.30%       6.34%        --%      5.96%
   FHLB borrowings...................... $     --    $    --    $     --    $     --    $     --   $171,943   $171,943   $171,943
          Average interest rate.........       --%        --%         --%         --%         --%      6.37%      6.37%
   Revolving borrowings................. $     --    $    --    $     --    $     --    $     --   $ 48,338   $ 48,338   $ 48,338
          Average interest rate.........       --%        --%         --%         --%         --%      7.07%      7.07%
   Term borrowings...................... $  4,928    $ 4,438    $  5,373    $  3,546    $  1,699   $ 21,587   $ 41,571   $ 41,571
          Average interest rate.........     8.57%      8.97%       8.89%       9.14%      10.34%     11.15%     10.11%
       Total interest-bearing
          liabilities................... $ 73,520    $18,910    $  8,771    $  6,206    $  8,427   $359,287   $475,121   $475,918
                                         ========    =======    ========    ========    ========   ========   ========   ========

 __________
  (1) Loans held for sale are assumed to mature within one year, as the intent is to sell the loans.
  (2) Balances are stated net of discounts and other deductions.
  (3) For the fixed rate loans held for investment, the Company computed a weighted average interest rate and a weighted average maturity for the loan portfolio and then applied a prepayment assumption of 12% in determining the cash flows. The same approach was used for the adjustable-rate loans, which are generally fully indexed loans.
  (4) The adjustable-rate loans generally are indexed to the 1-year treasury. However, included in the balance are loans indexed to 11th district cost of funds, prime and 3,5 and 7-year treasury.
  (5) Other consists of multi-family, commercial real estate, commercial, land and construction loans.
  (6) Excludes noninterest-bearing demand deposits of approximately $9.2 million.

      Short-term Borrowings. A primary function of asset and liability management is to ensure adequate liquidity. In addition to cash and cash equivalents, the Company relies heavily on short-term borrowing capabilities for liquidity and as a funding vehicle. The primary sources for short-term borrowings are the FHLB for Matrix Bank and unaffiliated financial institutions for Matrix Financial. See "Liquidity and Capital Resources."

     The following table sets forth a summary of the short-term borrowings of the Company during 1998, 1997 and 1996 and as of the end of each such period:

                                                                     Average                                Weighted    Weighted
                                                  Amount              amount             Maximum            average     average
                                                outstanding        outstanding         outstanding          interest    interest
                                                    at              during the           at any            rate during   rate at
                                                 year end            year(1)            month end           the year    year end
                                                 --------            -------            ---------           --------    --------
                                                                                  (Dollars in thousands)
At or for the year ended December 31, 1996:
  FHLB borrowings..............................  $ 51,250           $ 35,838            $ 53,650           5.69%         5.84%
  Revolving lines of credit....................    31,504             35,489              60,804           7.17          6.50
  Repurchase agreements........................        --                991               4,962          12.58            --
At or for the year ended December 31, 1997:
  FHLB borrowings..............................   171,943             59,984             171,943           5.73          6.37
  Revolving lines of credit....................    48,338             43,762              57,710           6.99          7.07
  Repurchase agreements........................        --              1,564               3,437          11.26            --
At or for the year ended December 31, 1998:
  FHLB borrowings(2)...........................   168,000            159,381             271,000           5.37          4.90
  Revolving lines of credit....................    86,936             74,973              92,507           6.55          6.23
  Repurchase agreements........................     7,350              1,445               7,350           9.06          9.02
  Lease financing..............................    22,559              9,304              22,559           7.32          7.27

_________
(1) Calculations are based on daily averages where available and monthly averages otherwise.
(2) $47.0 million of the FHLB borrowings outstanding at December 31, 1998, were borrowed under a Short Option Advance ("SOA") Agreement with the FHLB. These SOA borrowings have a term of ten years, but are callable by the FHLB beginning after a six month or one year lock-out period depending on the particular SOA borrowing. After the expiration of the lock-out period, the SOA borrowings are callable at three month intervals. If the FHLB exercises its call option on a SOA borrowing, the FHLB is required to offer replacement funding to the Company at a market rate of interest for the remaining term of the SOA borrowing. The interest rates on the SOA borrowings ranged from 4.85% to 4.94% at December 31, 1998 and their possible call dates varied from January 15, 1999 to April 14, 1999. Additionally, under the terms of the SOA Agreement, the Company is not permitted to prepay or otherwise retire a callable SOA borrowing prior to the final maturity date.

Liquidity and Capital Resources

    Liquidity is the ability of the Company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. To date, Matrix Bancorp's principal source of funding for its investing activities has been secured senior debt provided by unaffiliated financial institutions, the issuance of 11.5% Senior Notes (the "11.5% Senior Notes") in September 1997, the issuance of Senior Subordinated Notes (the "Senior Subordinated Notes") in August 1995, a bank stock loan and the Company's initial public offering. As of December 31, 1998, Matrix Bancorp had $42.3 million in indebtedness outstanding. The borrowed funds have been used historically as capital injections to Matrix Bank and Matrix Financial, as well as to acquire the office building in Phoenix where Matrix Financial maintains its headquarters. See "Properties."

    On June 29, 1998, the Company amended its bank stock loan and increased the credit available under the loan by an additional $12.0 million. The amended bank stock loan has two components, an $8.5 million term loan and a revolving line of credit of $11.5 million. As of December 31, 1998, the balance of the term loan and the revolving line of credit were $7.9 million and $10.3 million, respectively. One year from the date of the amendment, the balance of the revolving line of credit will be converted to a term loan. The additional proceeds from the loan will be used primarily as capital at Matrix Bank. The amended bank stock loan requires the Company to maintain (i) total shareholders' equity of the greater of $40.0 million or 90% of actual net worth at the end of the most recent fiscal year, plus 50% of cumulative net income after the end of the most recent fiscal year, plus 90% of all contributions made to stockholders' equity after the closing date, and (ii) total adjusted debt to net worth less than 4:1. Additionally, the amended bank stock loan does not permit Matrix Bancorp to declare or pay any dividends.

    On September 29, 1997, the Company completed a registered debt offering of $20.0 million in Senior Notes due 2004, raising net proceeds of approximately $19.1 million. Interest on the Senior Notes of 11.5% is payable semi-annually on March 31 and September 30 of each year, commencing on March 31, 1998, with a balloon payment for the entire principal balance due in September 2004. The 11.5% Senior Notes require the Company to (i) maintain consolidated tangible equity capital of not less than $35 million and (ii) meet the requirements necessary such that Matrix Bank will not be classified as other than "well capitalized" as defined by 12 C.F.R. Section 565.4. Additionally, the 11.5% Senior Notes contain other covenants regarding certain restricted payments, incurrence of indebtedness and issuance of preferred stock, liens, merger, consolidation or sale of assets and transactions with affiliates. Under the conditions of the 11.5% Senior Notes, the Company may not incur any additional indebtedness if the consolidated leverage ratio exceeds 2:1 and Matrix Bancorp may not declare or pay cash dividends unless, at the time of and after giving effect to such dividend, (1) no default shall have occurred and be continuing or would occur as a consequence thereof, (2) Matrix Bancorp would (after giving effect to the payment of such dividend) be permitted to incur at least $1.00 of additional indebtedness pursuant to the 2:1 consolidated leverage ratio described above, and (3) such dividend, together with the aggregate amount of all restricted payments made, is less than 25% of the aggregate consolidated net income of the Company for the period beginning on October 1, 1997 and ending on the date of the Company's most recent quarter plus 100% of the net cash proceeds received by Matrix Bancorp from the issuance of equity interests. As of December 31, 1998, under the foregoing test, Matrix Bancorp would be entitled to declare and pay dividends of approximately $640,000, although it has no present intent to do so, as distributions are not permitted under the Company's bank stock loan.

  In August 1995, the Company issued $2.9 million in aggregate principal amount of Senior Subordinated Notes. Interest on the Senior Subordinated Notes is payable semi-annually on January 15 and July 15, and the Senior Subordinated Notes mature on July 15, 2002, with earlier mandatory redemptions of $727,500, or 25% of the Senior Subordinated Notes, scheduled on July 15, 1999, 2000 and 2001, respectively. The Company is restricted from paying cash dividends under the Senior Subordinated Notes. However, the Company may pay cash dividends in an amount equal to 50% of the consolidated net income of the Company as long as there has been no default under the terms of the Senior Subordinated Notes and as long as the dividend does not exceed 10% of the consolidated net worth of the Company. The Company may redeem the Senior Subordinated Notes, in whole or in part, at any time on or after July 15, 1998; at a redemption price equal to (i) 102% of par through July 14, 1999 and, thereafter, at par, plus (ii) all accrued but unpaid interest. Until February 1997, the Senior Subordinated Notes bore interest at 13% per annum. In February 1997, the rate increased to 14% per annum.

  The trend of net cash used by the Company's operating activities experienced over the reported periods results primarily from the growth that Matrix Bank has experienced in its residential loan purchasing activity. The Company anticipates the trend of a net use of cash from operations to continue for the foreseeable future. This anticipation results from the expected growth at Matrix Bank, which management believes will consist primarily of increased activity in the purchasing of loan and mortgage servicing portfolios. The Company anticipates such growth will be funded through retail deposits, brokered deposits, custodial escrow deposits, directed trust deposits, FHLB borrowings, and possibly, new offerings.

  Matrix Bank's primary source of funds for use in lending, purchasing bulk loan portfolios, investing and other general purposes are retail deposits, trust deposits, custodial escrow balances, brokered deposits, FHLB borrowings, sales of loan portfolios and proceeds from principal and interest payments on loans. Contractual loan payments and deposit inflows and outflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLB as its primary source for borrowings. At December 31, 1998, Matrix Bank had overnight borrowings from the FHLB of $168.0 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing rights portfolios and the timing of payments for taxes and insurance. For a tabular presentation of the Company's short-term borrowings, see "Asset and Liability Management--Short-term Borrowings."

  Matrix Bank offers a variety of deposit accounts having a range of interest rates and terms. Matrix Bank's retail deposits principally consist of demand deposits and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. Matrix Bank's retail deposits are obtained primarily from areas in which it is located and, therefore, its retail deposits are concentrated primarily in Las Cruces and Sun City. Matrix Bank relies principally on customer service, marketing programs and its relationships with customers to attract and retain these deposits. Beginning in February 1998, brokered deposits were accepted and have been utilized to support growth at Matrix Bank. In pricing deposit rates, management considers profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by competitors. Matrix Bank intends to continue its efforts to attract deposits as a primary source of funds to support its lending and investing activities.

  In February 1997, Sterling Trust moved approximately $80.0 million of fiduciary deposits from a third party institution to Matrix Bank. Additionally, pursuant to a termination agreement, Fidelity National Title moved approximately

$47.1 million of deposits to Matrix Bank during the fourth quarter of 1998. The following table sets forth the average balances for each major category of Matrix Bank's deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

                                                              Year Ended December 31,
                                       --------------------------------------------------------------------
                                              1998                     1997                      1996
                                       ------------------       ------------------       ------------------
                                                 Weighted                 Weighted                 Weighted
                                       Average   Average        Average   Average        Average   Average
                                       Balance    Rate          Balance     Rate         Balance     Rate
                                       -------   --------       -------   --------       -------   ---------
                                                                (Dollars in thousands)
Passbook accounts..................     $  2,859  3.58%          $  2,859  3.95%          $ 2,389   3.45%
NOW accounts.......................       17,586  2.97             23,837  3.34             2,813   2.24
Money market accounts..............      124,796  3.13             73,145  3.39             9,151   4.43
Time deposits (except brokered)....      108,107  5.79             83,993  5.94            54,824   5.85
Brokered deposits..................      103,485  5.25                 --    --                --     --
                                        --------  ----           --------  ----           -------   ----
      Total deposits...............     $356,833  4.37%          $183,834  4.56%          $69,177   5.43%
                                        ========  ====           ========  ====           =======   ====

  The following table sets forth the amount of Matrix Bank's certificates of deposit that are greater than $100,000 by time remaining until maturity as of December 31, 1998:

                                                                As of December 31, 1998
                                                                -----------------------
                                                                               Weighted
                                                                               Average
                                                                Amount         Rate Paid
                                                                ------         ---------
                                                                 (Dollars in thousands)
     Three months or less....................................    $ 2,453        5.42%
     Over three months through six months....................      2,205        5.66
     Over six months through twelve months...................      3,340        5.61
     Over twelve months......................................      2,266        6.22
                                                                 -------        ----
        Total................................................    $10,264        5.71%
                                                                 =======        ====

     The Company actively monitors Matrix Bank's compliance with regulatory capital requirements. Historically, Matrix Bank has increased its core capital through the retention of a portion of its earnings. Matrix Bank's future growth is expected to be achieved through deposit growth, brokered deposits, borrowings from the FHLB and custodial deposits from affiliates. The Company anticipates that such growth will require additional capital. The capital requirements related to the anticipated growth will in part be fulfilled through retention of earnings, potentially increasing the Company's bank stock loan and future possible debt or equity offerings.

     The Company's principal source of funding for its servicing acquisition activities consists of a line of credit facility provided to Matrix Financial by
an unaffiliated financial institution.   As of December 31, 1998, Matrix
Financial's servicing acquisition facility aggregated $45.0 million, of which $14.1 million was available to be utilized after deducting drawn amounts. Borrowings under the servicing acquisition lines of credit are secured by MSRs owned by Matrix Financial, bear interest at the federal funds rate plus a negotiated margin and are due at the earlier of the maturity of the MSRs or amortized over five to six years from the date of borrowing. At December 31, 1998, $27.0 million was outstanding under the servicing acquisition line and the interest rate on funds outstanding under this facility at December 1998 was 6.68%.

     The Company's principal source of funding for its loan origination business consists of a warehouse line of credit and a sale/repurchase facility provided to Matrix Financial by unaffiliated financial institutions. As of December 31, 1998, Matrix Financial's warehouse line of credit facility aggregated $90.0 million, of which $17.8 million was available to be utilized. Effective February 22, 1999, the Company executed an amendment to its warehouse line of credit facility to increase the credit available by an additional $30.0 million. Additionally, the lead lender for the warehouse line has provided the Company with an overline facility, which provides an additional $10.0 million in funding capacity. The availability of the overline facility is at the lender's sole discretion. At December 31, 1998, $72.2 million was outstanding under the warehouse line at a weighted average interest rate of 6.01%. Borrowings under the warehouse line of credit are secured by all of the mortgage loans funded with warehouse loan proceeds and bear interest at the federal funds rate plus a negotiated margin. As of December 31, 1998, Matrix Financial's sale/repurchase facility was $25.0 million, with $15.1 million outstanding at a weighted average interest rate of 9.02%. Borrowings under the sale/repurchase facility are secured by all of the mortgage loans and direct financing leases funded with sale/repurchase facility proceeds and bear interest at the higher of the prime rate or the LIBOR rate plus a negotiated margin on the loans and 8.00% on the direct lease financing.

  The Company's principal source of funding for the working capital needs of Matrix Financial consists of working capital facilities provided to Matrix Financial by an unaffiliated financial institution. As of December 31, 1998, Matrix Financial's working capital facilities aggregated $10.0 million, of which $5.5 million was available. Borrowings under the working capital facilities are secured by MSRs, eligible servicing advance receivables and eligible delinquent mortgage loans and bear interest at the federal funds rate plus a negotiated margin. At December 31, 1998, $4.5 million was outstanding under the working capital facilities at an interest rate of 6.18%.

  Matrix Bank is restricted from paying dividends to Matrix Bancorp due to certain regulatory requirements. Matrix Financial is restricted from paying dividends to the Company under its Amended and Restated Loan Agreement. Under this loan agreement, Matrix Financial is limited to (1) dividends payable solely in the form of capital stock, (2) cash dividends to Matrix Bancorp in an amount not to exceed 50% of Matrix Financial's net cash income for the current fiscal year so long as no default or potential default exists or would be created by the dividend, or (3) dividends otherwise approved in writing by the agent. At December 31, 1998, the Company was in compliance with all debt covenants. See "Regulation and Supervision."

  In June 1996, the Company purchased 154 acres of land for $1.3 million in cash for the purpose of developing 750 residential and multi-family lots in Ft. Lupton, Colorado. The purchase was completed with operating funds of the Company and a loan from a third party financial institution of $845,000. As part of the acquisition, the Company entered into a Planned Unit Development Agreement (the "Development Agreement") with the City of Ft. Lupton (the "City"). The Development Agreement is a residential and golf course development agreement providing for the orderly planning, engineering and development of a golf course and surrounding residential community. The City is responsible for the development of the golf course and the Company is responsible for the development of the surrounding residential lots and certain offsite infrastructure (estimated at $1.3 million). The Development Agreement also provides for the rebate of certain developments fees, infrastructure fees and storm drainage fees from the City to the Company (estimated at $1.6 million).

  The Development Agreement sets forth a mandatory obligation on the part of the Company to secure future payment to the City of pledged golf course enhancement fees of $600,000. These pledged enhancement fees require successor homebuilders to pay the City a $2,000 fee with the issuance of each building permit. In the event that less than 30 permits are issued per year, the Company is obligated to pay the balance of $60,000 in assessment fees per year beginning in the year 1998 through the year 2007. The Company has to date posted a $300,000 letter of credit to secure those referenced enhancement fees. The Company also entered into a development management agreement with a local developer to complete the development of the land. The terms of the agreement specify that the Company is to earn a preferred rate of return on its investment and, once the initial amount of its investment plus the preferred rate of return have been returned, the remaining profits are split equally. The Company's current investment in the project is $4.1 million.

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

Recent Accounting Pronouncements

  During fiscal year 1998, the Company adopted the provisions of two accounting pronouncements: Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130") and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"). Additionally, in June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which is effective for fiscal years beginning after June 15, 1999. Management of the Company plans to adopt FAS 133 with its fiscal year beginning January 1, 2000. It is not currently known what effect the adoption of FAS 133 will have on the Consolidated Financial Statements of the Company.

Year 2000

   The following disclosure is a Year 2000 Readiness Disclosure and a Year 2000 Statement, as defined in the Year 2000 Information and Readiness Disclosure Act, which was enacted by Congress and was effective October 19, 1998.

   Similar to many other companies, the Company faces the risk of a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could result in a system failure or miscalculations causing a disruption of operations. The Company has established Year 2000 project teams, both at the Company and individual Subsidiary levels. The Year 2000 project teams and the Company's overall Year 2000 effort are being overseen by the Company's Year 2000 Director to ensure that consistent procedures and methodologies are being applied across the Subsidiaries in addressing Year 2000 issues.

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

   The Company's Year 2000 Plan consists of the following five separate phases:

     . Awareness - The process of informing all of the Company's employees, vendors, and significant customers about the nature and extent of the Year 2000 problem.

     . Assessment - The process of gathering and analyzing information to determine the size and impact of the Year 2000 problem, the complexity of issues and the level of work and resources necessary to address Year 2000 issues.

     . Renovation - The process of modifying, reengineering, and retiring non-compliant information systems, applications, vendors, third party service providers and non-information systems based on the information learned during the assessment phase.

     . Validation - The process of testing information systems, application, vendors, third party service providers and non-information systems for Year 2000 compliance. This testing phase includes both newly renovated and compliant items.

     . Implementation - The process of implementing all Year 2000 compliant changed, newly acquired or modified information systems, application, vendors, third party service providers and non-information systems. This phase also includes the updating of backup, contingency and disaster recovery plans.

   It is anticipated that the above phases of the Year 2000 Plan will progress concurrently. Additionally, the Company does not anticipate that its Subsidiaries will progress at the same rate through the five phases of the Year 2000 Plan due to differences in their systems and the varying levels of complexity associated with those systems.

   The Company's computing environment consists largely of personal computers ("PCs") connected to Local Area Network ("LAN") based systems. The exception to this is an in-house Digital VAX mini-computer system used by Sterling Trust. This VAX system houses the Trust Accounting System which is written in the COBOL language. Due to the substantial number of programming changes required, Sterling Trust's Year 2000 focus to date has mainly been on renovating, validating and implementing changes to the Trust Accounting System. Unlike Sterling Trust, processing for many Matrix Bank and Matrix Financial systems are handled by outside service bureaus. Therefore, these Subsidiaries' Year 2000 efforts are more focused on obtaining information on the compliance status of these outside service bureaus and on performing testing procedures to verify their compliance. Matrix Bank's efforts to become Year 2000 compliant are being monitored by the OTS. Failure to become Year 2000 compliant could subject Matrix Bank to formal supervisory or enforcement actions. Matrix Financial plans to participate in the Year 2000 Inter-System Readiness Test sponsored by the Mortgage Bankers Association, which is currently scheduled to begin during March of 1999. The Year 2000 progress of these three Subsidiaries as of February 28, 1999 is seen in the following tables:

                                                                     Sterling Trust Year 2000 Progress
                                                --------------------------------------------------------------------------
                                                Awareness      Assessment     Renovation     Validation     Implementation
                                                ---------      ----------     ----------     ----------     --------------
Information Systems.........................       100%            100%            100%             25%             85%
  Estimated completion date.................        --              --              --         6/15/99         4/15/99
Non-information systems.....................       100%            100%              0%              0%              0%
  Estimated completion date.................        --              --         6/15/99         6/15/99         6/15/99
Third parties...............................       100%            100%            100%              0%              0%
  Estimated completion date.................        --              --              --         6/15/99         6/15/99

                                                                            Matrix Bank Year 2000 Progress
                                                --------------------------------------------------------------------------
                                                Awareness      Assessment     Renovation     Validation     Implementation
                                                ---------      ----------     ----------     ----------     --------------
Information Systems.........................       100%            100%             95%             47%             47%
  Estimated completion date.................        --              --         6/30/99         6/30/99         6/30/99
Non-information systems.....................       100%            100%             98%             66%             66%
  Estimated completion date.................        --              --         6/30/99         6/30/99         6/30/99
Third parties...............................       100%             48%            N/A               0%              0%
  Estimated completion date.................        --         6/30/99              --         6/30/99         6/30/99

                                                                        Matrix Financial Year 2000 Progress
                                               --------------------------------------------------------------------------
                                               Awareness      Assessment     Renovation     Validation     Implementation
                                               ---------      ----------     ----------     ----------     --------------
Information Systems.........................       96%             60%             57%             54%             54%
  Estimated completion date.................  3/31/99         4/30/99         5/31/99         5/31/99         5/31/99
Non-information systems.....................       71%             50%             33%             33%             33%
  Estimated completion date.................  4/30/99         5/31/99         5/31/99         5/31/99         5/31/99
Third parties...............................       90%             90%             90%             90%             90%
  Estimated completion date.................  4/30/99         5/31/99         5/31/99         5/31/99         5/31/99

   The remaining Companies have more limited exposure risk to the Year 2000 issue. For example, they have fewer mission critical systems, vendors, and customers than the Subsidiaries discussed above. These remaining entities have more limited renovation issues than Sterling Trust, Matrix Bank and Matrix Financial and their validation process is substantially underway. The progress of the remaining Companies is seen in the following table.

                                                                      Remaining Companies' Year 2000 Progress
                                               --------------------------------------------------------------------------
                                               Awareness      Assessment     Renovation     Validation     Implementation
                                               ---------      ----------     ----------     ----------     --------------
Information Systems.........................      100%             75%             75%             50%             75%
  Estimated completion date.................       --         4/30/99         5/31/99         6/30/99         6/30/99
Non-information systems.....................      100%             75%             50%             70%             70%
  Estimated completion date.................       --         4/30/99         5/31/99         6/30/99         6/30/99
Third parties...............................      100%             50%             75%             50%             50%
  Estimated completion date.................       --         4/30/99         6/30/99         6/30/99         6/30/99

   The implementation process is at varying levels of completion across the Company. Included in the implementation phase of the Company's Year 2000 Plan is the development of a contingency plan for the failure of the Company's mission critical systems. Several of the Company's Subsidiaries have completed their contingency plans and it is anticipated that the remainder of the contingency plans will be finished by June 30, 1999. These plans will address issues such as the failure of the Company's third party service providers, the failure of the trust Accounting System, the failure of our telecommunications network, and so on.

   Assuming the proper functioning of the Company's telecommunication and utility providers, the failure of which would have a significant impact on the Company's ability to conduct its day-to-day operations, management of each Subsidiary has assessed what is believed to be the most reasonably likely worst case Year 2000 scenario if the Company were to take no further steps to prevent Year 2000 non-compliance. Sterling Trust relies on electronic information received from various external sources such as mutual fund companies, life insurance companies, broker/dealers, etc., to prepare quarterly statements and to process the investment directions of clients. Sterling Trust's most reasonably likely worst case scenario lies in not being able to obtain this data. Many of Sterling Trust's external service providers are either regulated by the National Association of Securities Dealers or are owned by one of the stock exchanges. As such, Sterling Trust anticipates that most of these companies will be compliant. If for some reason the data from the outside service providers is available, but cannot be transmitted electronically, Sterling Trust plans to coordinate the receipt of that information via phone and fax lines. Once received, Sterling Trust will then manually input the data into their system in order to perform the necessary functions described above. In addition, the database for Sterling Trust's imaging system is not currently compliant. If Sterling Trust did not take the necessary steps to upgrade this database, there would be no source documents available, however, the information would be on the VAX. As such, Sterling Trust could either upgrade its sequel server or replace the imaging system entirely. Until one of these alternatives was completed, Sterling Trust would maintain and file source documents in paper form, as it did prior to the time it began using the imaging system.

   Management from Matrix Bank anticipates that its most reasonably likely worst case Year 2000 scenario would be the failure of one of its credit card service providers, such as Matrix Bank's credit card processor. In the event that these service providers are not Year 2000 compliant, Matrix Bank anticipates discontinuing their credit card programs, which are mainly provided as a service to the Bank's customers, but do not contribute significantly to the net income of the Company on a consolidated basis.

   Alltel, FNMA and FHLMC, whom Matrix Financial and Matrix Bank rely on for servicing mortgage loans are currently running compliant systems, however, the Company has not yet validated those systems. The Company anticipates using phone and fax lines to receive necessary information if systems for Alltel, FNMA or FHLMC fail on January 1, 2000.

   Under Matrix Financial's most reasonably likely worst case Year 2000 scenario, two other areas may be affected. The first is the production department where loan documentation is received from outside brokers and processed by Matrix Financial. These loan documents could contain inaccurate calculations resulting from a Year 2000 problem with the software/hardware used by the broker to generate the documents. Matrix Financial risks inputting these loans into their PC-based in-house loan processing system, resulting in the bad input information being carried forward in the system. Since there are more than 500 brokers that send these documents to Matrix Financial, it is unlikely that Matrix Financial will be able to certify that all of the brokers are Year 2000 compliant. As such, additional legal disclosures are being reviewed to protect Matrix Financial in the event of such a problem. Additionally, due to the large number of brokers, Matrix Financial intends to cease the acceptance of loan documents from those brokers that are identified as non-compliant. The loss of business from any one broker will not have a material impact on the Company, as no broker is individually significant to the Company's operations. In addition, Matrix Financial is currently running a non-compliant version of MortgageWare, which is the application that allows Matrix Financial to process new loan applications. Matrix Financial intends to upgrade this application to a compliant version before June 30, 1999, however, if the upgrade does not occur, Matrix Financial would manually register and lock loan applications with the secondary marketing department and would track the new applications in an Excel or Access spreadsheet. Additionally, up front disclosures and processing would either be completed through different origination software or outsourced to a thrid party and closing documents would be generated from ShadowNet, which is already compliant or would be outsourced to a Year 2000 compliant vendor.

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

   For the remaining Companies, the worst case scenarios involve the following issues: for Matrix Bancorp, United Financial and United Capital Markets, validation of compliant Year 2000 systems and applications is not complete. Therefore, it is possible that systems and applications which have been represented to the Company as compliant by vendors may not work. If the validation phase is not completed on these items, the Company will have no assurance of these systems' and applications' compliance, and as such, may have inoperable programs, which could significantly affect aspects of the Company's business. USS's database used for tracking its properties under management has also not yet been tested to determine whether further renovation issues exist. If this process is not completed, it will be uncertain as to whether USS would be able to continue to accurately track its properties under management, which could significantly affect its business.

   The Company anticipates that the total costs associated with implementing its Year 2000 Plan will not exceed $400,000; as such, Year 2000 compliance is not expected to have a material effect on the Company's results of operations. Most of the costs associated with the Year 2000 issue will be expensed as incurred; however, any costs attributable to the purchase of new software will be capitalized. Through February 28, 1999, the Company had expensed approximately $145,000 for costs associated with Year 2000 compliance. The costs of the Year 2000 project and the deadlines by which the Company believes that it will progress through the various phases of the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Management presently believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, if the required modifications or replacements are not made, or are not completed in a timely manner, the Year 2000 issue could have a material impact on the operations of the Company. Additionally, despite the Company's efforts to verify the Year 2000 compliance of third parties, there can be no guarantee that the systems of other companies on which the Company relies will be converted timely and will not have an adverse effect on the Company or its systems.

Forward-Looking Statements

        Certain statements contained in this annual report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "predict," "plan," "estimate," or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this annual report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: interest rate fluctuations; level of delinquencies; defaults and prepayments; general economic conditions; competition; government regulation; possible future litigation; the actions or inactions or third parties (particularly of third party sources upon whom the Company is relying in connection with Year 2000 issues); unanticipated developments in connection with the design, implementation or completion of the Company's Year 2000 Plan (including without limitation the resignation or removal of the Company's Year 2000 Director, or any other key employees responsible for the Year 2000 Plan, or the misrepresentation by a third party source upon whom the Company is dependent as to the status of their Year 2000 readiness, progress or compliance); the risks and uncertainties discussed in the Company's current report on Form 8-K, filed March 23, 1999; and the uncertainties set forth from time to time in the Company's periodic reports, filings and other public statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

   See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations Asset and Liability Management Risk Sensitive Assets and Liabilities" and Item 1. "Business Mortgage Bank Activities Hedging of Servicing Rights."

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         See Index to Financial Statements on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not Applicable.


                                    PART III


Items 10 through 13.

  The information for these items is incorporated from the definitive proxy statement to be filed with the Commission.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------

          (a) (1) and (a) (2) Financial statements and financial statement schedules

                    See Index to Financial Statements on page F-1.

          (b)  Reports on Form 8-K

                    See Form 8-K filed by the Company, dated November 30, 1998, reporting on Year 2000 information under Item 5 thereof.

          (c)  Exhibits

                    See Exhibit Index, beginning on page II-1.

          (d)  Financial Statement Schedules

               None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 1999.


                                           Matrix Bancorp, Inc.

                                      By:        /s/
                                           --------------------------
                                           Guy A. Gibson
                                           President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures              Title                      Date
        ----------              -----                      ----


       /s/             President, Chief Executive       March 26, 1999
  ------------------   Officer and a Director
  Guy A. Gibson        (Principal Executive Officer)


       /s/             Chairman of the Board            March 26, 1999
  ------------------
  Richard V. Schmitz


       /s/             Vice Chairman and Director       March 26, 1999
  ------------------
  D. Mark Spencer


       /s/             Director                         March 26, 1999
  ------------------
  Thomas M. Piercy


       /s/             Senior Vice President and        March 26, 1999
  ------------------   Chief Financial Officer,
  David W. Kloos       and a Director
                       (Principal Accounting and
                       Financial Officer)


       /s/             Director                         March 26, 1999
  ------------------
  Stephen Skiba


       /s/             Director                         March 26, 1999
  ------------------
  David A. Frank

                         INDEX TO FINANCIAL STATEMENTS


Consolidated Financial Statements of Matrix Bancorp, Inc.

Report of Independent Auditors..............................................................................    F-2

Consolidated Balance Sheets - December 31, 1998 and 1997....................................................    F-3

Consolidated Statements of Income - for the years ended December 31, 1998, 1997 and 1996....................    F-4

Consolidated Statements of Shareholders' Equity - for the years ended December 31, 1998, 1997 and 1996......    F-5

Consolidated Statements of Cash Flows - for the years ended December 31, 1998, 1997 and 1996................    F-6

Notes to Consolidated Financial Statements - December 31, 1998..............................................    F-7

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Matrix Bancorp, Inc.

     We have audited the accompanying consolidated balance sheets of Matrix Bancorp, Inc. (Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, in 1997 the Company adopted Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

March 18, 1999                                  /s/ Ernst & Young LLP

                              MATRIX BANCORP, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                         December 31,
                                                                                 ---------------------------
                                                                                   1998               1997
                                                                                 ----------         --------
ASSETS
Cash.........................................................................    $   18,665         $  3,296
Interest-earning deposits....................................................         8,120            6,337
Loans held for sale, net.....................................................       754,226          456,978
Loans held for investment, net...............................................        94,222           54,394
Mortgage servicing rights, net...............................................        58,147           36,440
Other receivables............................................................        40,018           22,695
Federal Home Loan Bank of Dallas stock.......................................        15,643            8,700
Premises and equipment, net..................................................        10,328            9,012
Other assets.................................................................        13,271            8,893
                                                                                 ----------         --------
Total assets.................................................................    $1,012,640         $606,745
                                                                                 ==========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits..................................................................    $  490,516         $224,982
   Custodial escrow balances.................................................        96,824           53,760
   Drafts payable............................................................         5,423            7,506
   Payable for purchase of mortgage servicing rights.........................        12,103            8,660
   Federal Home Loan Bank of Dallas borrowings...............................       168,000          171,943
   Borrowed money............................................................       178,789           89,909
   Other liabilities.........................................................        11,283            9,192
   Income taxes payable......................................................           348              183
                                                                                 ----------         --------
Total liabilities............................................................       963,286          566,135

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $.0001; authorized 5,000,000 shares; no shares outstanding.....................................................
   Common stock, par value $.0001; authorized 50,000,000 shares; issued and outstanding 6,723,911 and 6,703,880 shares at December 31, 1998 and
      1997, respectively.....................................................             1                1
   Additional paid in capital................................................        22,416           22,185
   Retained earnings.........................................................        26,937           18,424
                                                                                 ----------         --------
Total shareholders' equity...................................................        49,354           40,610
                                                                                 ----------         --------
Total liabilities and shareholders' equity...................................    $1,012,640         $606,745
                                                                                 ==========         ========

See accompanying notes.

                              Matrix Bancorp, Inc.

                       Consolidated Statements of Income

              (Dollars in thousands except per share information)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------------
                                                                             1998            1997               1996
                                                                          ---------        ----------        ----------
INTEREST INCOME
Loans and mortgage backed securities....................................  $  59,452        $   31,096        $   16,084
Interest earning deposits...............................................      1,242             1,053               465
                                                                          ---------        ----------        ----------
Total interest income...................................................     60,694            32,149            16,549

INTEREST EXPENSE
Savings and time deposits...............................................     11,789             5,098             3,292
Demand and money market deposits........................................      4,432             3,278               468
FHLB borrowings.........................................................      8,554             3,435             2,039
Borrowed money..........................................................     11,729             6,450             4,691
                                                                          ---------         ---------         ---------
Total interest expense..................................................     36,504            18,261            10,490
                                                                          ---------         ---------         ---------
Net interest income before provision for loan and valuation losses......     24,190            13,888             6,059
Provision for loan and valuation losses.................................      4,607               874               143
                                                                          ---------         ---------         ---------
Net interest income.....................................................     19,583            13,014             5,916

NONINTEREST INCOME
Loan administration.....................................................     17,411            16,007             8,827
Brokerage...............................................................      7,054             3,921             4,364
Trust services..........................................................      4,169             3,561             3,061
Gain on sale of loans and mortgage backed securities....................      3,108             2,441             3,121
Gain on sale of mortgage servicing rights...............................        803             3,365             3,232
Loan origination........................................................      5,677             4,694             1,809
Other...................................................................      8,523             4,040             2,173
                                                                          ---------         ---------         ---------
Total noninterest income................................................     46,745            38,029            26,587

NONINTEREST EXPENSE
Compensation and employee benefits......................................     22,194            14,724            12,722
Amortization of mortgage servicing rights...............................     10,563             6,521             2,432
Occupancy and equipment.................................................      3,059             2,132             1,776
Postage and communication...............................................      2,393             1,522             1,214
Professional fees.......................................................      1,439               976               666
Data processing.........................................................      1,344               843               642
Losses related to recourse sales........................................         --             1,237               787
Federal Deposit Insurance Corporation premiums..........................        211               107               635
Other general and administrative........................................     11,736             9,684             5,781
                                                                          ---------         ---------         ---------
Total noninterest expense...............................................     52,939            37,746            26,655
                                                                          ---------         ---------         ---------
Income before income taxes..............................................     13,389            13,297             5,848
Provision for income taxes..............................................      4,876             5,159             2,278
                                                                          ---------        ---------          ---------
Net income..............................................................  $   8,513        $    8,138         $   3,570
                                                                          =========        ==========         =========
Net income per common share.............................................  $    1.27             $1.22              $.69
                                                                          =========        ==========         =========
Net income per common share - assuming dilution.........................  $    1.24             $1.20              $.68
                                                                          =========        ==========         =========
Weighted average common shares..........................................  6,704,991         6,681,269         5,034,788
                                                                          =========        ==========         =========
Weighted average common shares - assuming dilution......................  6,881,890         6,781,808         5,077,321
                                                                          =========        ==========         =========


See accompanying notes.

                              Matrix Bancorp, Inc.

                Consolidated Statements of Shareholders' Equity

                             (Dollars in thousands)

                                                                   COMMON STOCK           ADDITIONAL
                                                               ---------------------        PAID IN        RETAINED
                                                               SHARES         AMOUNT        CAPITAL        EARNINGS        TOTAL
                                                               ------         ------        -------        --------        -----
Balance at December 31, 1995.................................  4,668,531       $  --         $ 3,769         $ 6,917       $10,686
Issuance of stock, net of issuance costs of $1,934...........  2,012,500           1          18,190              --        18,191
Cash dividends paid by pooled company prior to merger........         --          --              --            (201)         (201)
Capital contribution into pooled company prior to merger.....         --          --              24              --            24
Net income...................................................         --          --              --           3,570         3,570
                                                               ---------       -----          ------          ------       -------
Balance at December 31, 1996.................................  6,681,031           1          21,983          10,286        32,270
Issuance of stock related to employee stock purchase
  plan and options...........................................     22,849          --             202              --           202

Net income                                                            --          --              --           8,138         8,138
                                                               ---------       -----          ------          ------       -------
Balance at December 31, 1997.................................  6,703,880           1          22,185          18,424        40,610
Issuance of stock related to employee stock purchase
  plan and options...........................................     20,031          --             231              --           231
Net income...................................................         --          --              --           8,513         8,513
                                                               ---------       -----         -------         -------       -------
Balance at December 31, 1998.................................  6,723,911       $   1         $22,416         $26,937       $49,354
                                                               =========       =====         =======         =======       =======


See accompanying notes.

                             MATRIX BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                         ---------------------------------
                                                                                            1998        1997        1996
                                                                                         ---------   ---------   ---------
OPERATING ACTIVITIES
Net income..........................................................................     $   8,513   $   8,138   $   3,570
Adjustments to reconcile net income to net cash used by
 operating activities:
  Depreciation and amortization.....................................................         2,519       1,382       1,106
  Provision for loan and valuation losses...........................................         4,607         874         143
  Amortization of mortgage servicing rights.........................................        10,563       6,521       2,432
  Accretion of premium on deposits..................................................             -           -          (7)
  Deferred income taxes.............................................................            48          (2)        (54)
  Gain on sale of loans and mortgage backed securities..............................        (3,108)     (2,441)     (3,121)
  Gain on sale of mortgage servicing rights.........................................          (803)     (3,365)     (3,232)
  Losses related to recourse sales..................................................             -       1,237         787
  Loans originated for sale, net of loans sold......................................       (76,544)    (18,800)      8,099
  Loans purchased for sale..........................................................      (678,150)   (493,693)   (159,015)
  Proceeds from sale of loans purchased for sale....................................       319,430     198,010      57,147
  Gain on sale of premises and equipment............................................             -           -         (78)
  Originated mortgage servicing rights, net.........................................            24        (818)       (441)
  Increase in other receivables and other assets....................................       (23,743)    (13,279)       (796)
  Increase (decrease) in other liabilities and income taxes payable.................         2,256       2,832      (2,320)
                                                                                         ---------   ---------   ---------
Net cash used by operating activities...............................................      (434,388)   (313,404)    (95,780)

INVESTING ACTIVITIES
Loans originated and purchased for investment.......................................       (82,547)    (56,793)    (15,048)
Principal repayments on loans.......................................................       176,520      73,908      22,982
Purchase of Federal Home Loan Bank of Dallas stock..................................        (6,943)     (5,829)       (917)
Purchases of premises and equipment.................................................        (3,028)     (2,295)     (2,695)
Purchase of land under development..................................................             -           -      (1,431)
Purchase of revenue anticipation warrants...........................................             -           -        (818)
Purchase of residential homes.......................................................             -           -      (1,003)
Acquisition of mortgage servicing rights............................................       (31,388)    (36,535)    (10,410)
Proceeds from sale of mortgage servicing rights.....................................         5,160      19,817       8,410
Proceeds from sale of available for sale securities.................................             -           -      21,548
                                                                                         ---------   ---------   ---------
Net cash provided (used) by investing activities....................................        57,774      (7,727)     20,618

FINANCING ACTIVITIES
Net increase in deposits............................................................       265,534     134,803      41,309
Net increase in custodial escrow balances...........................................        43,064      15,879      10,870
Increase in revolving lines and repurchase agreements, net..........................        64,564     137,527      17,151
Repayments of notes payable.........................................................       (64,539)    (34,347)    (13,923)
Proceeds from notes payable.........................................................        85,078      45,148       6,924
Proceeds from senior notes, net.....................................................             -      19,100           -
Repayment of financing arrangements.................................................          (166)       (157)       (564)
Dividends paid by pooled company prior to merger....................................             -           -        (201)
Capital contribution into pooled company prior to merger............................             -           -          24
Proceeds from issuance of common stock related to employee stock
  purchase plan and options.........................................................           231         202      18,191
                                                                                         ---------   ---------   ---------
Net cash provided by financing activities...........................................       393,766     318,155      79,781
                                                                                         ---------   ---------   ---------
(Decrease) increase in cash and cash equivalents....................................        17,152      (2,976)      4,619
Cash and cash equivalents at beginning of the year..................................         9,633      12,609       7,990
                                                                                         ---------   ---------   ---------
Cash and cash equivalents at end of the year........................................     $  26,785   $   9,633   $  12,609
                                                                                         =========   =========   =========

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY
Payable for purchase of mortgage servicing rights...................................     $  12,103   $   8,660   $   8,044
                                                                                         =========   =========   =========
Drafts payable......................................................................     $   5,423   $   7,506   $   5,961
                                                                                         =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense......................................................     $  34,547   $  17,379   $  10,598
                                                                                         =========   =========   =========
Cash paid for income taxes..........................................................     $   4,664   $   6,019   $   2,298
                                                                                         =========   =========   =========


See accompanying notes.

                             MATRIX BANCORP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1998

1.   ORGANIZATION

     Matrix Bancorp, Inc. (Company) is a unitary thrift holding company that, through its subsidiaries, is a diversified financial services company. In December 1998, the Company changed its name to "Matrix Bancorp, Inc." from Matrix Capital Corporation. The Company's operations are conducted primarily through Matrix Capital Bank (Matrix Bank), Matrix Financial Services Corporation (Matrix Financial), United Financial, Inc. (United Financial) and The Vintage Group, Inc. (Vintage), all of which are wholly owned.

     Matrix Bank, a federally chartered savings and loan association, serves its local communities of Las Cruces, New Mexico and Phoenix, Arizona, by providing personal and business depository services, offering residential and consumer loans and providing, on a limited basis, commercial real estate loans.

     The Company's mortgage banking business is conducted through Matrix Financial, and was established with the primary objective of acquiring, originating and servicing residential mortgage loan servicing rights. Servicing mortgage loans involves the contractual right to receive a fee for processing and administering mortgage loan payments. The Company acquires servicing rights primarily in the secondary market as well as through Matrix Financial's wholesale loan origination offices in the Atlanta, Denver, Las Vegas and Phoenix metropolitan areas.

     United Financial provides brokerage and consulting services to financial institutions and financial services companies in the mortgage banking industry, primarily related to the brokerage and analysis of residential mortgage loan servicing rights and residential mortgage loans, corporate and mortgage loan servicing portfolio valuations, and, to a lesser extent, consultation and brokerage services in connection with mergers and acquisitions of mortgage banking entities.

     Vintage's operations, which are located in Texas, consist of a nonbank trust company specializing in the administration of self-directed qualified retirement plans, individual retirement accounts, custodial and directed trust accounts, and a NASD broker/dealer that provides services to individuals and deferred contribution plans.

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

Pooling of Interests Accounting

     On February 5, 1997, the Company completed the merger of Vintage with the issuance of 779,592 shares of the Company's common stock, which was accounted for as a pooling of interests. The financial information for all prior periods presented has been restated to present the combined financial condition and results of operations of both companies as if the merger of Vintage had been in effect for all periods presented.

                             MATRIX BANCORP, INC.

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The following table sets forth separate company financial information for the year ended December 31, 1996. The separate company financial information for Vintage for 1997 was not significant due to the pooling occurring on February 5, 1997.

                                                               YEAR ENDED
                                                           DECEMBER 31, 1996
                                                           -----------------
                                                             (In thousands)
                                                          COMPANY     VINTAGE
                                                          -------     -------
Net interest income....................................   $ 5,859     $    57
Total noninterest income...............................    22,471       4,116
Total noninterest expense..............................    22,951       3,704
Net income.............................................     3,273         297


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

Loans Held for Investment

     Loans held for investment are stated at unpaid principal balances, less unearned discounts and premiums, deferred loan fees, loans in process and allowance for loan losses.

Allowance for Loan Losses

     The allowance for loan losses is calculated, in part, based on historical loss experience. In addition, management takes into consideration other factors such as any qualitative evaluations of individual classified assets, geographic portfolio concentrations, new products or markets, evaluations of the changes in the historical loss experience component, and projections of this component into the current and future periods based on current knowledge and conditions. After an allowance has been established for the loan portfolio, management establishes an unallocated portion of the allowance for loan losses, which is attributable to factors that cannot be associated with a specific loan or loan portfolio. These factors include general economic conditions, recognition of specific regional geographic concerns, loan type and trends in portfolio growth. Loan losses are charged against the allowance when the probability of collection is considered remote. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb reasonably foreseeable losses in the current loan portfolio.

     The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. The Company evaluates its residential loans

                             MATRIX BANCORP, INC.

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


collectively due to their homogeneous nature. Accordingly, potential impaired loans of the Company include only commercial, real estate construction and commercial real estate mortgage loans classified as nonperforming loans. Impairment allowances are considered by the Company in determining the overall adequacy of the allowance for loan losses. When a loan is identified as "impaired," accrual of interest ceases. The Company had no impaired loans as of or for the years ended December 31, 1998, 1997 and 1996.

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

Mortgage Servicing Rights (MSRs)

     Effective January 1, 1997, Statement of Financial Accounting Standards (Statement) No. 122, Accounting for Mortgage Servicing Rights, was superseded by Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Company adopted Statement No. 125 in 1997 and recognizes originated mortgage servicing rights (OMSRs) as an asset separate from the underlying originated mortgage loan by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their respective fair values. MSRs are carried at the lower of cost (allocated cost for OMSRs), less accumulated amortization, or fair value. MSRs are amortized in proportion to and over the period of the estimated future net servicing income.

     The fair value of MSRs is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its MSRs by product type and investor to reflect the predominant risk characteristics. To determine the fair value of MSRs, the Company uses a valuation model that calculates the present value of future cash flows to determine the fair value of the MSRs. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income which includes estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. As of December 31, 1998, no valuation allowance was required and the fair value of the aggregate MSRs was approximately $61,000,000.

Premises and Equipment

     Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight line method over the estimated lives of the assets, which range from three to seven years for office furniture, equipment and software and 30 years for buildings.

Foreclosed Real Estate

     Real estate acquired through foreclosure, deed in lieu of foreclosure or in judgment is carried at the lower of fair value, minus estimated costs to sell, or the related loan balance at the date of foreclosure. Valuations are periodically performed by management and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its fair value, minus estimated costs to sell. The net carrying value of foreclosed real estate, which is classified in other assets, was $916,000 and $1,242,000 at December 31, 1998 and 1997, respectively. All of the Company's foreclosed properties relate to residential real estate as of December 31, 1998.

Acquired Real Estate

     Costs directly attributable to the acquisition, development, and construction of land development are capitalized. Such costs include preacquisition costs, direct project costs and holding costs. The investment in land development is carried at the lower of cost, which includes capitalized costs, or net realizable value. Net unrealized losses, if any, would be recognized in a valuation allowance. As of December 31, 1998 there was no valuation allowance necessary for the land development.

                             MATRIX BANCORP, INC.

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

Trust Services Income

     Trust services income represents fees earned related to services provided for self-directed IRA, qualified benefit plans and escrow arrangements. Trust services income is recognized when earned.

Gain on Sale of Servicing Rights

     Gain on sale of servicing rights is recognized when substantially all the risks and rewards inherent in owning the MSRs have been transferred to the buyer, and any protection provisions retained by the Company are minor and can be reasonably estimated.

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

                             MATRIX BANCORP, INC.

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

Cash and Cash Equivalents

     Cash equivalents, for purposes of the statements of cash flows, consist of cash and interest-earning deposits with banks with original maturities when purchased of three months or less.

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

Comprehensive Income

     The Company adopted Statement No. 130, Reporting Comprehensive Income, as of January 1, 1998. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of this Statement did not result in any change in presentation and had no impact on the Company's net income or shareholders' equity. Statement No. 130 requires reclassification of financial statements for earlier periods provided for comparative purposes.

Segment Reporting

     Effective January 1, 1998, the Company adopted Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 superceded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement No. 131 did not affect results of operations or financial position.

Impact of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Statement No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement

                             MATRIX BANCORP, INC.

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

effective January 1, 2000. Statement No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     The Company has not yet determined what effect Statement No. 133 will have on the earnings and financial position of the Company.

Reclassifications

     Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

3.   NET INCOME PER SHARE

     The following table sets forth the computation of net income per share and net income per share, assuming dilution:

                                                           YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------
                                                      1998            1997            1996
                                                   ----------      ----------      ----------
                                                             (Dollars in thousands)
Numerator:
 Net income.....................................   $    8,513      $    8,138      $    3,570
 Less: preferred stock dividends from pooled
  company.......................................            -               -            (112)
                                                   ----------      ----------      ----------
 Net income available to common shareholders....   $    8,513      $    8,138      $    3,458
                                                   ==========      ==========      ==========

Denominator:
 Weighted average shares outstanding............    6,704,991       6,681,269       5,034,788
Effect of dilutive securities:
 Common stock options...........................      150,478          89,333          42,533
 Common stock warrants..........................       26,421          11,206               -
                                                   ----------      ----------      ----------
Dilutive potential common shares................      176,899         100,539          42,533
                                                   ----------      ----------      ----------
Denominator for net income per share,
 assuming dilution..............................    6,881,890       6,781,808       5,077,321
                                                   ==========      ==========      ==========

                             MATRIX BANCORP, INC.

4.   LOANS RECEIVABLE

Loans Held for Investment

     Loans held for investment consist of the following:

                                                                             DECEMBER 31,
                                                                        1998             1997
                                                                     --------          -------
                                                                           (IN THOUSANDS)
Residential loans...............................................     $  5,563          $ 7,523
Multi-family, commercial real estate, and commercial............       56,130           32,189
Construction loans..............................................       43,672           14,878
Consumer loans and other........................................        9,997           10,942
                                                                     --------          -------
                                                                      115,362           65,532
Less:
Loans in progress...............................................       18,941            9,784
Purchase discounts, net.........................................          212              236
Unearned fees on loans (excluding consumer).....................          524              220
Unearned fees on consumer loans.................................          327              209
Allowance for loan losses.......................................        1,136              689
                                                                     --------          -------
                                                                       21,140           11,138
                                                                     --------          -------
                                                                     $ 94,222          $54,394
                                                                     ========          =======

Activity in the allowance for loan losses is summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                       --------------------------------
                                                        1998         1997         1996
                                                       ------       ------       ------
                                                                (IN THOUSANDS)
Balance at beginning of period...................      $  689        $ 270        $ 227
Provision for loan losses........................       1,178          554           34
Charge-offs......................................        (789)        (166)          (6)
Recoveries.......................................          58           31           15
                                                       ------       ------       ------
Balance at end of period.........................      $1,136        $ 689        $ 270
                                                       ======       ======       ======

     Nonaccrual loans in the loans held for investment portfolio totaled approximately $376,000 and $381,000 or 0.4 percent and 0.7 percent of the total loans held for investment portfolio at December 31, 1998 and 1997, respectively.

     The Company had commitments to extend credit on consumer, commercial and construction loans of approximately $40,768,000 at December 31, 1998.

                             MATRIX BANCROP, INC.

4. LOANS RECEIVABLE (CONTINUED)

Loans Held for Sale

     Loans held for sale consist of the following as of:

                                                              DECEMBER 31,
                                                          1998             1997
                                                      ------------    ------------
                                                             (IN THOUSANDS)
     Residential loans..............................  $    730,247    $    456,552
     Commercial loans, leases and other.............        30,268           2,728
                                                      ------------    ------------
                                                           760,515         459,280
     Less:
          Purchase discounts, net...................         3,715           1,235
          Valuation allowance.......................         2,574           1,067
                                                      ------------    ------------
                                                             6,289           2,302
                                                      ------------    ------------
                                                      $    754,226    $    456,978
                                                      ============    ============

     Included in loans held for sale are approximately $49,459,000 and $36,352,000 at December 31, 1998 and 1997, respectively, of first mortgage loans which the Company has acquired under purchase/repurchase facilities with several parties. The terms of the purchase/repurchase facilities vary with each seller but include provisions which require the seller to repurchase the loans within a defined period of time, provide, at the Company's option, the ability, on short notice, to require the seller to repurchase the loans, or in some cases, allow the seller to repurchase the loans.

     Activity in the valuation allowance is summarized as follows:


                                                          YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------
                                                1998              1997             1996
                                            ------------       -----------     ------------
                                                             (IN THOUSANDS)
     Balance at beginning of period....     $      1,067       $       769     $        716
     Provision for valuation allowance.            3,429               320              109
     Charge-offs.......................           (1,922)              (22)             (64)
     Recoveries........................                -                 -                8
                                            ------------       -----------     ------------
     Balance at end of period..........     $      2,574       $     1,067     $        769
                                            ============       ===========     ============

     Nonaccrual loans related to the loans and direct financing leases held for sale portfolio aggregated approximately $12,833,000 and $4,609,000 at December 31, 1998 and 1997, respectively. Interest income that would have been recorded for all nonaccrual loans was approximately $524,000, $89,000 and $120,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

     During 1996, the Company formed two mortgage-backed securities with an unpaid principal balance of approximately $21,000,000 from its loans held for sale portfolio. During the year ended December 31, 1996, the Company recognized a gross gain on the sale of mortgage-backed securities of approximately $171,000 and the taxes related to this sale were approximately $68,000.

     During 1996, the Company purchased numerous automobile retail installment contracts and sold approximately $18,500,000 of such contracts, subject to certain recourse provisions. During 1997 and 1996, the Company was required to repurchase approximately $4,000,000 of automobile installment contracts and repossessed automobiles pursuant to the recourse provisions.

     In December 1997, the Company sold the remaining automobile retail installment contracts including its repossessed assets and the charged-off accounts for $800,000, to an independent third party. The Company received $260,000 in cash and financed the remaining balance, with recourse limited to the assets sold. The Company realized a loss of approximately $54,000 upon the sale. The Company recorded losses of $-0-, $1,237,000 and $787,000 for the years ended December 31, 1998, 1997 and 1996, respectively, related to the repurchase and ultimate disposition of the loans and automobiles.

                             MATRIX BANCROP, INC.

5. PREMISES AND EQUIPMENT

     Premises and equipment consist of the following:

                                                              DECEMBER 31,
                                                           1998         1997
                                                         ----------  ----------
                                                             (IN THOUSANDS)
     Land..............................................  $      684  $      684
     Buildings.........................................       4,486       4,348
     Leasehold improvements............................       1,116         460
     Office furniture and equipment....................       7,697       5,485
     Other equipment...................................       1,297       1,268
                                                         ----------  ----------
                                                             15,280      12,245
     Less:  accumulated depreciation and amortization..       4,952       3,233
                                                         ----------  ----------
                                                         $   10,328  $    9,012
                                                         ==========  ==========

     Included in occupancy and equipment expense is depreciation and amortization expense of premises and equipment of approximately $1,712,000, $1,170,000 and $828,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

6. MORTGAGE SERVICING RIGHTS

     The activity in the MSRs is summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------
                                                     1998           1997           1996
                                                 ------------   -------------  ------------
                                                             (IN THOUSANDS)
     Balance at beginning of year............    $     36,440   $      23,680  $     13,817
     Purchases...............................          34,831          37,151        17,142
     Originated, net of OMSRs sold...........             (24)            818           441
     Amortization............................         (10,563)         (6,521)       (2,432)
     Transfer of MSRs to FHLMC...............               -               -          (110)
     Sales...................................          (2,537)        (18,688)       (5,178)
                                                 ------------   -------------  ------------
     Balance at end of year..................    $     58,147   $      36,440  $     23,680
                                                 ============   =============  ============

     Accumulated amortization of MSRs aggregated approximately $26,921,000 and $17,223,000 at December 31, 1998 and 1997, respectively.

     The Company's servicing activity is diversified throughout 50 states with concentrations at December 31, 1998 in California, Florida and Texas of approximately 19.9 percent, 9.5 percent and 8.3 percent, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced. As of December 31, 1998 and 1997, the Company subserviced loans for others of approximately $9,900,000 and $239,000,000, respectively.

     The Company's servicing portfolio (excluding subserviced loans) comprised the following:

                                                                           DECEMBER 31,
                                                              1998                              1997
                                                 -------------------------------    ------------------------------
                                                                     PRINCIPAL                         PRINCIPAL
                                                    NUMBER            BALANCE         NUMBER            BALANCE
                                                   OF LOANS         OUTSTANDING      OF LOANS         OUTSTANDING
                                                 ------------     --------------    ----------       -------------
                                                                      (DOLLARS IN THOUSANDS)
     FHLMC.....................................        19,227         $1,221,074        13,134       $     715,513
     FNMA......................................        23,198          1,419,345        18,000           1,168,199
     GNMA......................................        17,552            838,081        15,845             615,234
     Other VA, FHA, and conventional loans.....        18,369          1,879,229        14,538             849,116
                                                 ------------     --------------    ----------       -------------
                                                       78,346         $5,357,729        61,517       $   3,348,062
                                                 ============     ==============    ==========       =============

                             MATRIX BANCROP, INC.

6. MORTGAGE SERVICING RIGHTS (CONTINUED)

     The Company's custodial escrow balances shown in the accompanying consolidated balance sheets at December 31, 1998 and 1997 pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced on behalf of others of approximately $6,111,000 and $6,801,000, respectively, and owned by the Company of approximately $89,546,000 and $42,878,000, respectively. The Company also has custodial accounts on deposit from other mortgage companies aggregating approximately $1,167,000 and $4,081,000 at December 31, 1998 and 1997, respectively. The Companies custodial accounts are maintained at Matrix Bank in noninterest-bearing accounts. The balance of the custodial accounts fluctuate from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

7. DEPOSITS

     Deposit account balances are summarized as follows:

                                                                                  DECEMBER 31,
                                            ---------------------------------------------------------------------------
                                                          1998                                    1997
                                            -----------------------------------     -----------------------------------
                                                                      (DOLLARS IN THOUSANDS)

                                                                     WEIGHTED                                 WEIGHTED
                                                                      AVERAGE                                  AVERAGE
                                              AMOUNT     PERCENT       RATE           AMOUNT    PERCENT         RATE
                                            ----------  ---------   ----------      ---------  ---------     ----------
     Passbook accounts..................    $    2,830       0.58%        3.58%     $   2,851       1.27%          3.95%
     NOW accounts.......................        42,178       8.60         1.63         26,382      11.73           1.62
     Money market accounts..............       170,957      34.85         3.13         99,899      44.40           2.96
                                            ----------  ---------   ----------      ---------  ---------     ----------
                                               215,965      44.03         2.84        129,132      57.40           2.70
     Certificate accounts...............       274,551      55.97         5.52         95,850      42.60           5.94
                                            ----------  ---------   ----------      ---------  ---------     ----------
                                            $  490,516     100.00%        4.37%     $ 224,982     100.00%          4.09%
                                            ==========  =========   ==========      =========  =========     ==========

     Included in NOW accounts are noninterest-bearing DDA accounts of $22,672,000 and $9,218,000 for the years ended December 31, 1998 and 1997, respectively.

     Contractual maturities of certificate accounts as of December 31, 1998:

                                         UNDER 12      12 TO 36      36 TO 60
                                          MONTHS        MONTHS        MONTHS
                                     --------------  ------------  ------------
                                                     (In thousands)
     4.00-4.99%...................   $      127,469  $        294  $
     5.00-5.99%...................          106,772        15,607         5,970
     6.00-6.99%...................            7,210         4,620         6,481
     7.00-7.99%...................                -           126             2
                                     --------------  ------------  ------------
                                     $      241,451  $     20,647  $     12,453
                                     ==============  ============  ============

     Approximately $137,043,000 and $108,990,000 of assets under administration by Vintage are included in NOW, DDA and money market accounts as of December 31, 1998 and 1997, respectively. Included in certificate accounts is $148,676,000 of brokered deposits as of December 31, 1998. Additionally, included in money market accounts is approximately $47,078,000 from a title company.

                             MATRIX BANCROP, INC.

7. DEPOSITS (CONTINUED)

     Interest expense on deposits is summarized as follows:

                                                    YEAR ENDED DECEMBER 31,
                                             1998          1997         1996
                                          -----------  -----------  ------------
                                                     (IN THOUSANDS)
     Passbook accounts................    $       102  $       113  $         82
     NOW accounts.....................            522          795            63
     Money market.....................          3,910        2,483           405
     Certificates of deposit..........         11,687        4,985         3,210
                                          -----------  -----------  ------------
                                              $16,221  $     8,376  $      3,760
                                          ===========  ===========  ============

     The aggregate amount of deposit accounts with a balance greater than $100,000 (excluding brokered deposits) was approximately $17,622,000 and $7,185,000 at December 31, 1998 and 1997, respectively.

8. BORROWED MONEY

     Borrowed money is summarized as follows:

                                                                                                        DECEMBER 31,
                                                                                                    1998           1997
                                                                                                 -----------   -----------
                                                                                                       (IN THOUSANDS)
     Revolving Lines
     $90,000,000 revolving warehouse loan agreement with banks, secured by mortgage loans held for sale, interest at federal funds rate plus 0.85-2.00 percent (6.01 percent average rate at December 31, 1998); $17,843,000
       available at December 31, 1998.......................................................       $ 72,157     $ 45,962

     $10,000,000 working capital facility with banks secured by mortgage loans held for sale, MSRs, eligible servicing advance receivables and eligible delinquent mortgage receivables; interest at federal funds rate plus 1.5 percent (6.18 percent at December 31, 1998); $5,521,000 available
       at December 31, 1998.................................................................          4,479        2,376

     $11,500,000 revolving line of credit with a third party financial institution, secured by common stock of Matrix Bank; interest due monthly at prime;
       $1,200,000 available at December 31, 1998............................................         10,300            -
                                                                                                   --------      -------
     Total revolving lines..................................................................         86,936       48,338

     Term Notes Payable
     Servicing acquisition loan agreement with a bank, secured by
       MSRs, due at the earlier of the maturity of the MSRs or amortized over five to six years from the date of the borrowing through January 31, 2003;
       interest at federal funds rate plus 2.00 percent (6.68 percent at December 31,
       1998); $14,137,000 available at December 31, 1998....................................         26,974       12,348

      Senior notes, interest at 11.50 percent payable semiannually, unsecured and
       maturing September 30, 2004..........................................................         20,000       20,000

     Senior subordinated notes, interest at 14 percent payable semiannually, unsecured and maturing July 2002, with mandatory redemptions of $727,500 on
       each of July 15, 1999, 2000 and 2001.................................................          2,910        2,910

     $8,500,000 note payable to a third party financial institution (revised bank stock loan) due in quarterly installments of $303,591, plus interest, through
       June 30, 2001, collateralized by the common stock of Matrix Bank; interest at
       prime................................................................................          7,893        1,786

                             MATRIX BANCORP, INC.

8. BORROWED MONEY (CONTINUED)

                                                                                                 DECEMBER 31,
                                                                                              1998           1997
                                                                                           ---------      ---------
                                                                                              (IN THOUSANDS)
     Notes payable to banks, secured by a deeds of trust on real estate, interest at
       prime plus 1.0 percent...........................................................   $   1,715      $   1,740

     Other..............................................................................       1,296          1,465
                                                                                           ---------      ---------
     Total term notes...................................................................      60,788         40,249

     Other
     Agreements with a bank to sell mortgage loans and direct financing leases originated by the Company under agreements to repurchase.  The agreement can be terminated upon 90 days written notice by either party; interest at the higher of the prime rate or note rate on the loans and 8 percent on direct lease financing.  Total commitment amount of these agreements is $25,000,000, with
       $9,933,000 available at December 31, 1998.  Increases are at the discretion of
       the bank.........................................................................      15,067              -

     Financing agreement with a bank, secured by Ft. Lupton Subordinated Series
       1996 A1 revenue anticipation warrants, interest is at 5 percent and is due based
       on the semi-annual bonds payments, unpaid principal due at bond maturity.........         800            800

     MSR financing, collateralized by MSR's with unpaid principal balances of
       $42,900,000 at December 31, 1998.................................................         356            522

     Agreement with bank to finance direct financing leases to charter schools, interest is at 7 percent and can be terminated at any time by either party.
       Total commitment amount is at the option of the bank.............................       1,125              -

     Financing agreement, collateralized by direct financing leases, interest variable..      13,717              -
                                                                                           ---------      ---------
     Total other........................................................................      31,065          1,322
                                                                                           ---------      ---------
     Total borrowed money...............................................................   $ 178,789      $  89,909
                                                                                           =========      =========

     The Company may redeem the senior subordinated notes, in whole or in part, at any time after July 15, 1998 at a redemption price of 102 percent of par through July 14, 1999 and, thereafter, at par, plus accrued and unpaid interest.

     As of December 31, 1998 the maturities of term notes payable during the next five years and thereafter are as follows:

                                                                   (IN THOUSANDS)
1999........................................................          $ 9,531
2000........................................................            8,519
2001........................................................           12,192
2002........................................................            4,984
2003........................................................            4,959
Thereafter..................................................           20,603
                                                                      -------
                                                                      $60,788
                                                                      =======

     The Company must comply with certain financial and other covenants related to the foregoing debt agreements including, among other things, the maintenance of specific ratios, net worth and other amounts as defined in the credit agreements limiting the Company's ability to declare dividends (and its subsidiaries) or incur additional debt, and establishes requirements to maintain certain capital levels in certain subsidiaries. These covenants include requirements for the Company to maintain consolidated tangible capital of not less than $44.4 million, maintain adjusted debt to shareholders' equity of less than 4:1 and

                             MATRIX BANCORP, INC.

8. BORROWED MONEY (CONTINUED)

maintain the requirements necessary such that Matrix Bank will not be classified as other than "well capitalized," as defined. At December 31, 1998, the Company was in compliance with these covenants.

     On February 22, 1999, the Company renegotiated the revolving credit facilities for its $90,000,000 warehouse loan agreement, the $10,000,000 working capital loan agreement and its $45,000,000 servicing acquisition loan agreement. With this renegotiation, the aggregate amount of revolving warehouse lines of credit facilities was increased to $120,000,000 and the aggregate amount of the servicing acquisition facility and the aggregate amount of the working capital facility were unchanged. The new credit facility agreement requires Matrix Financial to maintain, among other things, (i) total shareholder's equity of at least $13,000,000 plus 90 percent of capital contributed after January 1, 1999, plus 90 percent of cumulative quarterly net income, (ii) adjusted net worth, as defined, of at least $25,000,000, (iii) a servicing portfolio of at least $4,000,000,000, (iv) principal debt of term line borrowings of no more than the lesser of 70 percent of the appraised value of the mortgage servicing portfolio or 1.25 percent of the unpaid principal balance of the mortgage servicing portfolio, (v) a ratio of total adjusted debt to adjusted tangible net worth of no more than eight to one, (vi) a ratio of cash flow to current maturities of long-term debt and any capital leases of at least 1.3 to 1.0, (vii) a ratio of outstanding term-line borrowings outstanding to adjusted net worth of no more than 2.5 to 1.0 and (viii) principal debt of working capital borrowings and term line borrowings of no more than the lesser of 95 percent of the appraised value of the mortgage servicing portfolio or 1.25 percent of the unpaid principal balance of the mortgage servicing portfolio.

Direct Financing Leases Financing Agreement

     During 1998, the Company placed tax-exempt direct financing leases it originated to charter schools into a partnership trust, USBI, Trust Series 1998 (Trust). The Trust then issued Class "A" Certificates and Class "B" Certificates, with the Class "A" Certificates being sold under a private placement at a price of par.

     The "A" Certificates are guaranteed by a letter of credit issued by the Guarantor, which is a third party investment bank (Investment Bank) and the underlying leases. The "A" Certificates interest rate may be determined weekly, monthly or for a term for up to one year. The interest rate and the term of the interest rate are determined by the Remarking Agent, which is also the Investment Bank. Generally, the Trust is short-term in nature with an average life of one year or less.

     The "B" Certificates are owned in part by the Company and in part by the Investment Bank. The interest rate paid on the "A" Certificates and the "B" Certificates owned by the Investment Bank is considered the Company's financing cost. The approximate cost of the financing at December 31, 1998 was 6.88 percent. The interest that the Company receives through its part ownership of the "B" Certificates is tax-exempt.

     Although the Investment Bank acts as Guarantor to the "A" Certificates, the Company provides full recourse to the Investment Bank in all cases of loss or default. Due to the nature of the recourse and the ability of the "A" Certificate holders to put the certificates to the Trust, the transaction has been treated as a financing.

9. FEDERAL HOME LOAN BANK OF DALLAS BORROWINGS

     Federal Home Loan Bank of Dallas (FHLB) borrowings aggregated $168,000,000 and $171,943,000 at December 31, 1998 and 1997, respectively. Advances of $121,000,000 bear interest at rates which adjust daily and are based on the mortgage repo rate. Advances of $47,000,000 at December 31, 1998, were borrowed under a Short Option Advance (SOA) Agreement with the FHLB. These SOA borrowings have a term of ten years, but are callable by the FHLB beginning after a six month or one year lock-out period depending on the particular SOA borrowing. After the expiration of the lock-out period, the SOA borrowings are callable at three month intervals. If the FHLB exercises its call option on a SOA borrowing, the FHLB is required to offer replacement funding to the Company at a market rate of interest for the remaining term of the SOA borrowing. The interest rates on the SOA borrowings ranged from 4.85 percent to 4.94 percent at December 31, 1998 and their possible call dates varied from January 15, 1999 to April 14, 1999. Additionally, under the terms of the SOA Agreement, the Company is not permitted to prepay or otherwise retire a callable SOA borrowing prior to the final maturity date. All advances are secured by first mortgage loans of Matrix Bank and all of its FHLB stock.

                             MATRIX BANCORP, INC.

9.   FEDERAL HOME LOAN BANK OF DALLAS BORROWINGS (CONTINUED)

     Matrix Bank has a commitment from the FHLB for advances of approximately $310,700,000 at December 31, 1998. Matrix Bank adopted a collateral pledge agreement whereby it has agreed to keep on hand, at all times, first mortgages free of all other pledges, liens and encumbrances with unpaid principal balances aggregating no less than 170 percent of the outstanding secured advances from the FHLB. However, in 1999, Matrix Bank has been notified that it will be placed on full blanket status, which will be phased-in during 1999 by 25 percent at each quarter end. Management believes that this decision will not affect Matrix Bank's borrowing capabilities from the FHLB, but will impact where the collateral that secures the FHLB borrowings will be held.

10.  INCOME TAXES

     The income tax provision consists of the following:

                                                       YEAR ENDED DECEMBER 31,
                                                    1998        1997         1996
                                               ------------  ----------   -----------
                                                            (In thousands)
     Current
         Federal.............................  $      3,837  $    4,108   $    1,871
         State...............................           991       1,053          461
     Deferred
         Federal.............................            42          (2)         (42)
         State...............................             6           -          (12)
                                               ------------  ----------   ----------
                                               $      4,876  $    5,159   $    2,278
                                               ============  ==========   ==========

     A reconciliation of the provision for income taxes with the expected income taxes based on the statutory federal income tax rate follows:

                                                          YEAR ENDED DECEMBER 31,
                                                     1998           1997           1996
                                                ------------    -----------    -----------
                                                              (IN THOUSANDS)
     Expected income tax provision............  $      4,552    $     4,521    $     1,988
     Effect of federal tax brackets...........            13              -              -
     State income taxes.......................           660            694            296
     Other....................................          (349)           (56)            (6)
                                                ------------    -----------    -----------
                                                $      4,876    $     5,159    $     2,278
                                                ============    ===========    ===========

                             MATRIX BANCORP, INC.

10. INCOME TAXES (CONTINUED)

     Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes shown below.

                                                                                       DECEMBER 31,
                                                                                  1998             1997
                                                                               ---------         ---------
                                                                                   (IN THOUSANDS)
     Deferred tax assets:
       Allowance for losses..................................................   $   1,383        $     475
       Discounts and premiums................................................         144              106
       Amortization of servicing rights......................................           -              156
       Deferred fees.........................................................         718              328
       Delinquent interest...................................................         215               52
       Other.................................................................          30                6
                                                                                ---------        ---------
     Total deferred tax assets...............................................       2,490            1,123

     Deferred tax liabilities:
       Gain on sale of loans.................................................        (931)            (732)
       Amortization of servicing rights......................................      (1,025)               -
       Depreciation..........................................................        (526)            (335)
                                                                                ---------        ---------
     Total deferred tax liabilities..........................................      (2,482)          (1,067)
                                                                                ---------        ---------
     Net deferred tax asset..................................................   $       8        $      56
                                                                                =========        =========

11.  REGULATORY

     The Company is a unitary thrift holding company and, as such, is subject to the regulation, examination and supervision of the Office of Thrift Supervision
(OTS).

     Matrix Bank is also subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, actions by regulators that, if undertaken, could have a direct material effect on Matrix Bank"s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Matrix Bank must meet specific capital guidelines that involve quantitative measures of Matrix Bank"s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Matrix Bank"s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require Matrix Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to total assets (as defined). Management believes, as of December 31, 1998 and 1997, that Matrix Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 1998, the most recent notification from the OTS categorized Matrix Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Matrix Bank must maintain

                             MATRIX BANCORP, INC.

11. REGULATORY (CONTINUED)

minimum total risk-based, Tier I risk based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institution's category.

                                                                                                   To Be Well Capitalized
                                                                            For Capital            Under Prompt Corrective
                                                 Actual                  Adequacy Purposes            Action Provisions
                                          ----------------------       ----------------------      -----------------------
                                           Amount         Ratio         Amount         Ratio         Amount         Ratio
                                          -------        -------       --------       -------      ---------      --------
                                                                          (In thousands)
As of December 31, 1998
  Total Capital
  (to Risk Weighted Assets)..............   $54,148       11.7%         *$36,938         *8.0%      *$46,173         *10.0%
  Core Capital
  (to Adjusted Tangible Assets)..........    51,163        6.2%         * 32,828         *4.0%      * 41,035         * 5.0%
  Tangible Capital
  (to Tangible Assets)...................    51,163        6.2%         * 12,310         *1.5%           N/A
  Tier I Capital
  (to Risk Weighted Assets)..............    51,163       11.1%             N/A                     * 27,704         *  6.0%

As of December 31, 1997
  Total Capital
  (to Risk Weighted Assets)..............    29,714       10.8%         * 21,969         *8.0%      * 27,462         *10.0%
  Core Capital
  (to Adjusted Tangible Assets)..........    27,958        5.7%         * 19,498         *4.0%      * 24,372         * 5.0%
  Tangible Capital
  (to Tangible Assets)...................    27,958        5.7%         *  7,312         *1.5%           N/A
  Tier I Capital
  (to Risk  Weighted Assets)..............   27,958       10.2%              N/A                    * 16,477         * 6.0%

* Denotes greater than or equal to

     The various federal banking statutes to which Matrix Bank is subject also include other limitations regarding the nature of the transactions in which it can engage or assets it may hold or liabilities it may incur.

     Matrix Bank is required to maintain balances with the Federal Reserve Bank of Dallas in a noninterest-earning account based on a percentage of deposit liabilities. Such balances averaged $6,860,000 and $6,897,000 in 1998 and 1997, respectively.

     Matrix Bank is required by Federal regulations to maintain a minimum level of liquid assets of four percent. Matrix Bank exceeded the Federal requirement at December 31, 1998 and 1997, respectively.

     Matrix Financial is subject to examination by various regulatory agencies involved in the mortgage banking industry. Each regulatory agency requires the maintenance of a certain amount of net worth, the most restrictive of which required $3,089,000 at December 31, 1998 and $2,587,000 at December 31, 1997.

12. SHAREHOLDERS' EQUITY

Common Stock

     The authorized common stock of the Company consists of 50,000,000 shares with a par value of $.0001 per share. There were 6,723,911, 6,703,880 and 6,681,031 shares of common stock outstanding at December 31, 1998, 1997 and 1996, respectively. Holders of common stock are entitled to receive dividends when, and if, declared by the board of directors. Each share of common stock entitles the holders thereof to one vote, and cumulative voting is not permitted.

                             MATRIX BANCORP, INC.

12. SHAREHOLDERS' EQUITY (CONTINUED)

Preferred Stock

     The authorized preferred stock of the Company consists of 5,000,000 shares with a par value of $.0001 per share. The board of directors is authorized, without further action of the shareholders of the Company, to issue from time to time shares of preferred stock in one or more series and with such relative rights, powers, preferences and limitations as the board of directors may determine at the time of issuance. Such shares may be convertible into common stock and may be superior to the common stock in the payment of dividends, liquidation, voting and other rights, preferences and privileges.

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

     The 1996 Stock Option Plan authorized the granting of incentive stock options (Incentive Options) and nonqualified stock options (Nonqualified Options) to purchase common stock to eligible persons. The 1996 Stock Option Plan is currently administered by the compensation committee (administrator) of the board of directors. The 1996 Stock Option Plan provides for adjustments to the number of shares and to the exercise price of outstanding options in the event of a declaration of stock dividend or any recapitalization resulting in a stock split-up, combination or exchange of shares of common stock.

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

     Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of
5.4 percent, 5.7 percent and 6.0 percent; a dividend yield of zero percent; volatility factors of the expected market price of the Company's common stock of
 .39, .38 and .39; and a weighted-average expected life of the option of four years.

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

                             MATRIX BANCORP, INC.

12. SHAREHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                     YEAR ENDED DECEMBER 31,
                                               1998           1997           1996
                                           ------------   ------------   ------------
                                           (Dollars in thousands except per share data)
Pro forma net income....................    $8,256           $7,960         $3,534
Pro forma earnings per share:
 Basic..................................      1.23             1.19           0.67
 Diluted................................      1.20             1.17           0.67

A summary of the Company's stock option activity, and related information for the years ended December 31 follows:

                                                                         YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------------------
                                                   1998                            1997                          1996
                                        ----------------------------     ---------------------------     ---------------------
                                                        WEIGHTED                     WEIGHTED                    WEIGHTED
                                                        AVERAGE                      AVERAGE                     AVERAGE
                                          OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                        ----------  ----------------  ---------  ----------------  ---------  ----------------
Outstanding, beginning of year........    330,150       $10.55         209,100       $ 8.15          79,500         $ 5.13
Granted...............................     63,000        12.96         149,500        14.12         129,600          10.00
Exercised.............................     (1,725)       12.25          (2,100)       10.00               -              -
Forfeited.............................     (3,725)       14.00         (26,350)       11.93               -              -
                                         --------                      -------                     --------
Outstanding, end of year..............    387,700       $10.90         330,150       $10.55         209,100         $ 8.15
                                         ========                     ========                     ========

Exercisable at end of year............    167,350       $ 8.49         117,700       $ 6.75          87,000         $ 5.55

Weighted average fair value of options
  granted during the year                   $6.03                        $6.67                     $   4.06

Options outstanding at December 31, 1998 have exercise prices ranging from $5.13 to $26.50 per share, with a weighted average exercise price of $10.90 per share, as outlined in the following table:

                                    WEIGHTED              WEIGHTED                               WEIGHTED
   RANGE OF       NUMBER OF         AVERAGE                AVERAGE             NUMBER OF          AVERAGE
   EXERCISE       OPTIONS        EXERCISE PRICE          REMAINING              OPTIONS        EXERCISE PRICE
    PRICES       OUTSTANDING       PER SHARE          CONTRACTUAL LIFE        EXERCISABLE         PER SHARE
------------   ---------------   ----------------    --------------------   ----------------   ----------------
 $  5.13           79,500            $ 5.13                   6.00              79,500             $ 5.13
    8.13           25,000              8.13                   9.79                   -                  -
   10.00          110,700             10.00                   7.83              59,850              10.00
 10.38-13.88       74,000             13.20                   8.22              14,000              13.17
 14.25-17.25       95,500             15.20                   8.56              12,500              15.17
   26.50            3,000             26.50                   9.33               1,500              26.50
               ---------------   ----------------    --------------------   ----------------   ----------------
                  387,700            $10.90                   7.85             167,350             $ 8.49
               ===============   ================    ====================   ================   ================

Restricted Net Assets

As a result of the regulatory requirements and debt covenants, substantially all of the net assets of the Company are restricted at December 31, 1998 and 1997.

                             MATRIX BANCORP, INC.

12. STOCKHOLDERS' EQUITY (CONTINUED)

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

Employee Stock Purchase Plan

     In September 1996, the board of directors and shareholders adopted the Matrix Bancorp, Inc. Employee Stock Purchase Plan (Purchase Plan) and reserved 125,000 shares of common stock (ESPP Shares) for issuance thereunder. The Purchase Plan became effective upon consummation of the initial public offering. The price at which ESPP shares are sold under the Purchase Plan is 85 percent of the lower of the fair market value per share of common stock on the enrollment or the purchase date.

13. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

Leases

     The Company leases office space and certain equipment under noncancelable operating leases. Annual amounts due under the office and equipment leases as of December 31, 1998 are approximately as follows:


                                              (In thousands)
                    1999......................    $  770
                    2000......................       692
                    2001......................       599
                    2002......................       384
                    2003......................        22
                                                  ------
                                                  $2,467
                                                  ======

     Total rent expense aggregated approximately $955,000, $631,000 and $541,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Hedging of Pipeline

     In the ordinary course of business, the Company makes commitments to originate residential mortgage loans (Pipeline) and holds originated loans until delivery to an investor. Inherent in this business is a risk associated with changes in interest rates and the resulting change in the market value of the Pipeline and funded loans. The Company mitigates this risk through the use of mandatory and nonmandatory forward commitments to sell loans. At December 31, 1998, the Company had $133,724,000 in Pipeline and funded loans offset with mandatory forward commitments of $110,006,000 and nonmandatory forward commitments of $10,057,000. At December 31, 1997, the Company had $72,803,000 in Pipeline and funded loans offset with mandatory forward commitments of $45,622,000 and nonmandatory forward commitments of $9,070,000. The inherent value of the forward commitments is considered in the determination of the lower of cost or market for the Pipeline and funded loans.

Hedging of MSRs

     Ownership of MSRs exposes the Company to impairment of its value in certain interest rate environments. The incidence of prepayment of a mortgage loan increases during periods of declining interest rates as the homeowner seeks to refinance the loan to a lower interest rate. If the level of prepayment on segments of the Company's mortgage servicing portfolio achieves a level higher than projected by the Company for an extended period of time, then an impairment in the associated basis in the MSRs may occur. To mitigate this risk of impairment due to declining interest rates, the Company hedged a segment of its mortgage servicing portfolio beginning in September 1997. As of December 31, 1998, the Company had identified and

                             MATRIX BANCORP, INC.

13. COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

hedged approximately $674 million of its mortgage servicing portfolio using a program of exchange traded futures and options.

     At December 31, 1998, the Company had the following open options:

                                                         Expiration    Open Positions      Notional    Fair Value
                                                            Date     (No. of Contracts)     Amount     by Contract
                                                        -----------  ------------------  -----------   -----------
     Ten year Treasury Note futures..................   March 1999          205          $20,500,000    $ (42,656)
     Ten year Treasury Note put  options.............   February 1999       188           18,800,000     (185,782)

     Ten year Treasury Note call  options............   February 1999       157           15,700,000      112,219

     During 1997, the Company closed a portion of its hedge positions which resulted in a realized gain of approximately $250,000 being recognized in connection with the sale of a portion of the hedged servicing portfolio. At December 31, 1998 the net realized deferred gains and the unrealized deferred losses of the open positions was approximately $420,000.

Land Development Commitment

     In June 1996, the Company purchased 154 acres of land for $1.3 million in cash for the purpose of developing residential and multi-family lots in Ft. Lupton, Colorado. As part of the acquisition, the Company entered into a Planned Unit Development Agreement (Development Agreement) with the City of Ft. Lupton
(City). The Development Agreement is a residential and golf course Development Agreement providing for the orderly planning, engineering and development of a golf course and surrounding residential community. The City is responsible for the development of the golf course and the Company is responsible for the development of the surrounding residential lots and certain offsite infrastructure (estimated at $1,300,000 as of December 31, 1998). The Development Agreement also provides for the rebate of certain Development Fees, Infrastructure Fees and Storm Drainage Fees from the City to the Company (estimated at $1,635,000 as of December 31, 1998).

     The Development Agreement sets forth a mandatory obligation on the part of the Company to secure future payment to the City of pledged Golf Course Enhancement Fees of $600,000. These pledged Enhancement Fees require successor homebuilders to pay the City a $2,000 fee with the issuance of each building permit. In the event that less than thirty (30) permits are issued per year, the Company is obligated to pay the balance of $60,000 in assessment fees per year beginning in the year 1998 through the year 2007. The Company, has to date, posted a $300,000 letter of credit to secure those referenced Enhancement Fees.

     The Company also entered into a development management agreement with a local developer to complete the development of the land. The terms of the agreement specify that the Company is to earn a preferred rate of return on its investment and, once the initial amount of its investment plus the preferred rate of return has been paid, the remaining profits are split equally. As of December 31, 1998 and 1997, the Company has included in its basis in the development $197,000 and $118,000, respectively, in capitalized interest costs. At December 31, 1998 and 1997, the total basis of the land development is $4,055,000 and $2,835,000, respectively, and is classified in other assets in the accompanying consolidated balance sheets.

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

Contingencies

     The Company is a defendant is a lawsuit that was commenced on or about May 23, 1997 in which the plaintiff-buyer alleges that the Company, as broker for the seller, made false representations regarding the GNMA certification of certain

                             MATRIX BANCORP, INC.

13.COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS (CONTINUED)

mortgage pools the servicing rights of which were offered for sale in a written offering. The plaintiff further alleges that it relied on the Company's representations in purchasing the servicing rights from the seller. Trial was conducted during the week of July 12, 1998. The jury returned a verdict in favor of the Company on four counts and in favor of the plaintiff on one count and awarded the plaintiff $75,000. On July 31, 1998, the plaintiff filed a motion for judgment notwithstanding the verdict, or alternatively, a new trial. On November 6, 1998, the court denied the plaintiff's motion. Plaintiff has appealed the court's ruling and the Company is considering an appeal of the $75,000 award to the plaintiff.

     The Company has been named defendant in an action which commenced on or about February 7, 1999. The plaintiff alleges that the Company, as seller of certain mortgage loans to the plaintiff, breached a representation and warranty given to the plaintiff by the Company under the purchase agreement relating to such loans. The action relates to approximately $700,000 in principal amount of mortgage loans and plaintiff has requested specific performance of the repurchase obligations of the Company under the purchase agreement and/or an unspecified amount of damages.

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

Related Party Transactions

     The Company had a note receivable from an affiliate of $750,000 at December 31, 1997, which bore interest at 13 percent and was due October 1, 2000. In January 1998, the note was paid in full. The Company had leased office space to the affiliate for approximately $8,500 per month. In January 1998, the space was leased to a third party.

     At December 31, 1998, the Company had unsecured loan receivables from an executive officer, a director and a shareholder of $57,500, $85,000 and approximately $80,000, respectively, which all bear interest at the prime rate and are renewable at the Company's option. Due dates on the loan receivables are as follows: $50,000 due February 15, 1999, $7,500 due September 29, 1999, $85,000 due September 8, 1999 and approximately $80,000 due December 31, 1999.

     The Company occupies office space under a lease agreement expiring June 30, 2001, at a monthly rental payment of $13,553, in which four officers of subsidiaries of the Company own an equity interest in the lessor.

14. DEFINED CONTRIBUTION PLAN

     The Company has a 401(k) defined contribution plan (Plan) covering all employees who have elected to participate in the Plan. Each participant may make pretax contributions to the Plan up to 15 percent of such participant's earnings with a maximum of $10,000 in 1998. The Company makes a matching contribution of 25 percent of the participant's total contribution. Matching contributions made by the Company vest over six years. The cost of the plan approximated $162,000, $116,000 and $110,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

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

     Commitments to originate or purchase mortgage loans amounted to approximately $50,254,000 at December 31, 1998. The Company plans to fund the commitments in its normal commitment period. The Company evaluates each customer's creditworthiness on a case-by-case basis.

                             MATRIX BANCORP, INC.

15. FINANCIAL INSTRUMENTS (CONTINUED)

     The Company's credit risks comprised the outstanding loans held for sale and loans held for investment as shown in the consolidated balance sheets. The loans are located throughout the United States and are collateralized primarily by a first mortgage on the property.

Fair Value of Financial Instruments

     The carrying amounts and estimated fair value of financial instruments are as follows:

                                                                          DECEMBER 31,
                                                                1998                          1997
                                                   --------------------------    -----------------------------
                                                     CARRYING         FAIR         CARRYING          FAIR
                                                     AMOUNT          VALUE         AMOUNT           VALUE
                                                  ------------    ----------     -----------     ---------------
                                                                      (In thousands)
Financial assets:
  Cash..........................................    $ 18,665       $ 18,665       $  3,296        $  3,296
  Interest-earning deposits.....................       8,120          8,120          6,337           6,337
  Loans held for sale, net......................     754,226        758,279        456,978         459,231
  Loans held for investment, net................      94,222         94,476         54,394          54,975
  Federal Home Loan Bank of Dallas stock........      15,643         15,643          8,700           8,700
Financial liabilities:
  Deposits......................................     490,516        492,003        224,982         225,780
  Custodial escrow balances.....................      96,824         96,824         53,760          53,760
  Drafts payable................................       5,423          5,423          7,506           7,506
  Payable for purchase of MSRs..................      12,103         12,103          8,660           8,660
  Federal Home Loan Bank of Dallas
   borrowings...................................     168,000        171,544        171,943         171,943
 Borrowed money.................................     178,789        178,789         89,909          89,909

     The following methods and assumptions were used by the Company in estimating the fair value of the financial instruments:

     The carrying amounts reported in the balance sheet for cash, interest-earnings deposits, FHLB stock, drafts payable, payable for purchase of MSRs, FHLB borrowings and borrowed money approximate those assets' and liabilities' fair values.

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

     The fair value disclosed for demand deposits (e.g., interest and noninterest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected periodic maturities on time deposits. The component commonly referred to as deposit base intangible, was not estimated at December 31, 1998 and 1997 and is not considered in the fair value amount. The fair value disclosed for custodial escrow balances liabilities (noninterest checking) is, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).

                             MATRIX BANCORP, INC.

16. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

     Condensed financial information of Matrix Bancorp, Inc. (Parent Company) is as follows:

                                                                 December 31,
                                                       1998          1997          1996
                                                     ---------  ------------   -----------
                                                                (In thousands)
CONDENSED BALANCE SHEETS
Assets:
 Cash..............................................     $   158       $ 1,459       $    45
 Other receivables.................................         105         1,040           872
 Premises and equipment, net.......................       2,393         1,481         1,405
 Other assets......................................       1,601         1,840           507
 Investment in and advances to subsidiaries........      88,791        62,042        36,199
                                                     ----------  ------------  ------------
Total assets.......................................     $93,048       $67,862       $39,028
                                                     ==========  ============  ============
Liabilities and shareholders' equity:
 Borrowed money (a)................................     $42,275       $26,002       $ 6,372
 Other liabilities.................................       1,419         1,250           386
                                                     ----------  ------------  ------------
Total liabilities..................................      43,694        27,252         6,758
Shareholders' equity:
 Common stock......................................           1             1             1
 Additional paid in capital........................      22,416        22,185        21,983
 Retained earnings.................................      26,937        18,424        10,286
                                                     ----------  ------------  ------------
Total shareholders' equity.........................      49,354        40,610        32,270
                                                     ----------  ------------   -----------
Total liabilities and shareholders' equity.........     $93,048       $67,862       $39,028
                                                     ==========  ============   ===========

______________
(a) The Parent's debt is set forth below. The Parent also guarantees the revolving warehouse and servicing acquisition loan agreements and the financing related to the direct financing leases to charter schools. See
    Note 8 for additional information regarding the debt.

                                                                 December 31,
                                                       1998          1997          1996
                                                     ----------  ------------  ------------
                                                                (In thousands)
Revolving line of credit...........................     $10,300  $          -  $          -
Senior subordinated notes..........................       2,910         2,910         2,910
Bank stock loan....................................       7,893         1,786         2,003
Note payable to a bank secured by real estate......         870           895           938
Notes payable secured by MSRs......................         302           411           521
Senior notes.......................................      20,000        20,000             -
                                                     ----------  ------------  ------------
                                                        $42,275       $26,002        $6,372
                                                     ==========  ============  ============

As of December 31, 1998, the maturities of term notes payable during the next five years and thereafter are as follows:
                                                             (In thousands)
                      1999....................................     $ 2,922
                      2000....................................       2,052
                      2001....................................       6,275
                      2002....................................         726
                      2003....................................           -
                      Thereafter..............................      20,000
                                                                   -------
                                                                   $31,975
                                                                   =======

                                                                               YEAR ENDED DECEMBER 31,
                                                                       1998              1997              1996
                                                                     --------         --------          --------
                                                                                    (IN THOUSANDS)
CONDENSED STATEMENTS OF INCOME
Income:
 Interest income on loans.....................................        $    17           $   118           $   142
 Other........................................................            463               352               130
                                                                    ---------         ---------         ---------
Total income..................................................            480               470               272

Expenses:
 Compensation and employee benefits...........................          2,412             1,700             1,344
 Occupancy and equipment......................................            600               333               299
 Interest on borrowed money...................................          3,601             1,593               805
 Professional fees............................................            295               279               138
 Other general and administrative (b).........................          1,416             1,353               328
                                                                    ---------         ---------         ---------
Total expenses................................................          8,324             5,258             2,914
                                                                    ---------         ---------         ---------
Loss before income taxes and equity income of
subsidiaries..................................................         (7,844)           (4,788)           (2,642)
Income taxes (a)..............................................             --                --                --
                                                                    ---------         ---------         ---------
Loss before equity income of subsidiaries.....................         (7,844)           (4,788)           (2,642)
Equity income of subsidiaries.................................         16,357            12,926             6,212
                                                                    ---------         ---------         ---------
Net income....................................................        $ 8,513           $ 8,138           $ 3,570
                                                                    =========         =========         =========

________
(a) The Company's tax sharing agreement with its subsidiaries provides that the subsidiaries will pay the Parent an amount equal to its individual current income tax provision calculated on the basis of the subsidiary filing a separate return. In the event a subsidiary incurs a net operating loss in future periods, the subsidiary will be paid an amount equal to the current income tax refund the subsidiary would be due as a result of carryback of such loss, calculated on the basis of the subsidiary filing a separate return. Accordingly, the Parent's condensed statements of income do not include any income tax benefit for the current losses.

(b) The Parent Company has entered into a subaccounting agreement with third parties which require the Parent Company to pay a fee to the third party company for record keeping services performed related to custodial escrow deposits directed by that company and maintained at Matrix Bank. The total amount of the subaccounting fees paid by the Parent Company are approximately $199,000, $544,000 and $-0- for the years ended 1998, 1997 and 1996, respectively.

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                1998                1997               1996
                                                                              ---------          ---------          ---------
                                                                                             (IN THOUSANDS)
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
 Net income.............................................................       $  8,513           $  8,138           $  3,570
 Adjustments to reconcile net income to net cash used by
  operating activities:
   Equity income of subsidiaries........................................        (16,357)           (12,926)            (6,212)
   Dividend from subsidiaries...........................................          4,534              2,916              1,843
   Depreciation and amortization........................................            281                192                127
   Increase (decrease) in other liabilities.............................            169                864                (78)
   Decrease (increase) in other receivables and other
    assets..............................................................            945               (701)              (133)
                                                                              ---------          ---------          ---------
Net cash used by operating activities...................................         (1,915)            (1,517)              (883)

Investing activities:
 Purchases of premises and equipment....................................           (964)              (168)               (88)
 Investment in and advances to subsidiaries.............................        (14,926)           (15,833)           (16,630)
                                                                              ---------          ---------          ---------
Net cash used by investing activities...................................        (15,890)           (16,001)           (16,718)
Financing activities:
 Repayments of notes payable and revolving line of credit...............        (14,774)            (7,870)              (438)
 Proceeds from notes payable and revolving line of credit...............         31,047              7,500                 59
 Dividends paid by pooled company prior to merger.......................             --                 --               (201)
 Capital contribution by pooled company prior to merger.................             --                 --                 24
 Proceeds from senior notes, net........................................             --             19,100                 --
 Proceeds from issuance of common stock.................................            231                202                 --
 Proceeds from the sale of common stock.................................             --                 --             18,191
                                                                              ---------           --------           --------
Net cash provided by financing activities...............................         16,504             18,932             17,635
                                                                              ---------           --------           --------
Increase (decrease) in cash.............................................         (1,301)             1,414                 34
Cash at beginning of year...............................................          1,459                 45                 11
                                                                              ---------           --------           --------
Cash at end of year.....................................................       $    158           $  1,459           $     45
                                                                              =========           ========           ========

                             MATRIX BANCORP, INC.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  1998                                                      1997
                             -------------------------------------------------       -----------------------------------------------
                             FOURTH       THIRD         SECOND        FIRST           FOURTH         THIRD     SECOND       FIRST
                             QUARTER      QUARTER       QUARTER       QUARTER         QUARTER        QUARTER   QUARTER      QUARTER
                             ---------    --------      --------      --------       ---------      ---------  --------     --------
                                                              (Dollars in thousands, except per share data)
Operations
Net interest income after
  provision for loan and
  valuation losses.......    $   4,326    $  6,445      $  4,973      $  3,839       $   3,863    $   3,677    $  3,216     $  2,258
Noninterest income.......       13,154      11,326        11,346        10,919          10,605        9,069       9,412        8,943
Noninterest expense......       15,273      13,802        12,630        11,234          10,760        9,057       9,603        8,326
                             ---------    --------      --------      --------       ---------    ---------    --------     --------

Income before income
  taxes..................        2,207       3,969         3,689         3,524           3,708        3,689       3,025        2,875
Income taxes.............          762       1,432         1,343         1,339           1,424        1,459       1,155        1,121
                             ---------    --------      --------      --------       ---------    ---------    --------     --------
Net income...............    $   1,445    $  2,537      $  2,346      $  2,185       $   2,284    $   2,230    $  1,870     $  1,754
                             =========    ========      ========      ========       =========    =========    ========     ========

Net Income per Share Data
Basic....................    $     .22    $    .38      $    .35      $    .33       $     .34    $     .33    $    .28     $    .26
                             =========    ========      ========      ========       =========    =========    ========     ========
Diluted..................    $     .21    $    .37      $    .34      $    .32       $     .34    $     .33    $    .28     $    .26
                             =========    ========      ========      ========       =========    =========    ========     ========


Balance Sheet
Total assets.............   $1,012,640  $  929,607    $  834,657    $  698,517       $ 606,745    $ 525,511    $502,563     $422,476
Total loans, net.........      848,448     753,464       696,358       573,586         511,372      426,007     394,537      319,489
Shareholders' equity.....       49,354      47,699        45,158        42,797          40,610       38,124      35,894       34,024

    The net income per share for the first three quarters of 1997 have been restated to comply with the requirements of Statement No. 128.

18. TRANSACTIONS WITH MCA MORTGAGE CORPORATION

    During recent years, the Company entered into several purchase transactions with MCA Mortgage Corporation (MCA), a Michigan-based mortgage banking entity. At December 31, 1998, the Company was carrying approximately $5,000,000 of residential mortgage loans on its balance sheet that were purchased from MCA on a servicing retained basis. The Company also had an outstanding receivable relating to brokerage and consulting services provided to MCA. In January 1999, the Company learned that MCA was closing its operations. Additionally, in February 1999, the Company learned that MCA had declared bankruptcy and it appeared likely that some of the loans purchased by the Company had been sold multiple times or pledged multiple times as security for repayment of various credit facilities. The Company also discovered that there appeared to be servicing issues relating to some of the purchased loans. The servicing issues consisted of instances in which loans owned by the Company and serviced by MCA had previously paid off, but for which MCA had continued to remit monthly principal and interest, rather than the payoff proceeds. As a result of the above MCA issues, the Company recorded a provision for valuation losses of approximately $2,200,000 as of December 31, 1998. Additionally, the Company wrote off approximately $100,000 of accounts receivable and accrued interest relating to MCA as of December 31, 1998.

19. SEGMENTS OF THE COMPANY AND RELATED INFORMATION

    The Company has three reportable segments under Statement No. 131: the Company's traditional banking subsidiary, the Company's mortgage banking subsidiary and the Company's servicing brokerage and consulting subsidiaries. The Company's traditional banking subsidiary provides deposit and lending services to its customers and also makes investments in residential mortgage loans and residential MSRs. The Company's mortgage banking subsidiary acquires residential MSRs and services the mortgage loans underlying those MSRs, and in addition, originates residential mortgage loans through its wholesale loan origination offices. The Company's servicing brokerage subsidiary offers brokerage, consulting and risk management services for residential MSRs. The remaining subsidiaries of the Company are included in the "all other" category for purposes of the Statement No. 131 disclosures and consist of the Company's trust operations, real estate disposition services, a broker/dealer and the Parent Company operations.

                              MATRIX BANCORP, INC

19. SEGMENTS OF THE COMPANY AND RELATED INFORMATION (CONTINUED)

     The Company evaluates performance and allocates resources based on operating profit or loss before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices (i.e., prices that would be paid if the companies were not affiliates).

     For the years ended December 31:

                                                                           SERVICING
                                            TRADITIONAL     MORTGAGE     BROKERAGE AND
                                              BANKING       BANKING       CONSULTING      ALL OTHERS      TOTAL
                                            -----------     ---------    -------------    ----------    ---------
                                                                        (In thousands)
1998
Revenues from external customers:
    Interest income........................   $ 52,445      $  8,227     $        -       $    22       $   60,694
    Noninterest income.....................      7,603        22,017          9,993         7,132           46,745

Intersegment revenues......................       (133)          991            501         1,665            3,024

Interest expense...........................     24,972         7,895              1         3,636           36,504

Depreciation/amortization..................      1,516        10,334            227         1,005           13,082

Segment profit (loss)......................     21,470        (4,725)         4,119        (7,475)          13,389

Segment assets (a).........................    821,448       181,883          3,143        28,304        1,034,778


1997
Revenues from external customers:
   Interest income.........................     27,313         4,664              -           172           32,149
   Noninterest income......................      6,410        21,623          4,283         5,713           38,029

Intersegment revenues......................         33         1,213            230         1,141            2,617

Interest expense...........................     11,812         4,781              1         1,667           18,261

Depreciation/amortization..................      1,344         5,835            214           510            7,903

Segment profit (loss)......................     10,290         6,269          1,393        (4,655)          13,297

Segment assets (a).........................    486,857       111,228          1,225        24,759          624,069


1996
Revenues from external customers:
   Interest income.........................     12,697         3,653              -           199           16,549
   Noninterest income......................      5,107        12,372          4,462         4,646           26,587

Intersegment revenues......................          -           448            169           365              982

Interest expense...........................      5,811         3,811              -           868           10,490

Depreciation/amortization..................        428         2,622             72           416            3,538

Segment profit (loss)......................      4,635         2,166          1,420        (2,373)           5,848

Segment assets (a).........................    196,874        70,880          2,107        16,606          286,467

________________
(a) See reconciliation to total consolidated assets in the following table.

                             MATRIX BANCORP, INC.

19. SEGMENTS OF THE COMPANY AND RELATED INFORMATION (CONTINUED)

                                                                                1998                 1997                1996
                                                                           -------------       --------------       --------------
                                                                                               (In thousands)
    REVENUES FOR YEAR ENDED DECEMBER 31,
    Interest income for reportable segments............................    $      60,672       $       31,977       $       16,350
    Noninterest income for reportable segments.........................           39,613               32,316               21,941
    Intersegment revenues for reportable segments......................            1,359                1,476                  617
    Other revenues.....................................................            8,819                7,026                5,210
    Elimination of intersegment revenues...............................           (3,024)              (2,617)                (982)
                                                                           -------------       --------------       --------------
    Total consolidated revenues........................................          107,439               70,178               43,136

    PROFIT OR LOSS FOR YEAR ENDED DECEMBER 31,
    Total profit or loss for reportable segments.......................           20,864               17,952                8,221
    Other profit or loss...............................................           (7,367)              (4,531)              (2,373)
    Adjustment to intersegment profit (loss) in consolidation..........             (108)                (124)                   -
                                                                           -------------       --------------       --------------
    Income before income tax...........................................           13,389               13,297                5,848

    ASSETS AS OF DECEMBER 31,
    Total assets for reportable segments...............................        1,006,474              599,310              269,861
    Other assets.......................................................           28,304               24,759               16,606
    Elimination of intercompany receivables............................          (21,905)             (17,200)             (11,908)
    Other eliminations.................................................             (233)                (124)                   -
                                                                           -------------       --------------       --------------
    Total consolidated assets..........................................        1,012,640              606,745              274,559

    OTHER SIGNIFICANT ITEMS FOR THE YEAR ENDED DECEMBER 31,
    Depreciation/amortization expense:
        Segment totals.................................................           12,077                7,393                3,122
        Adjustments....................................................            1,005                  510                  416
                                                                           -------------       --------------       --------------
    Consolidated totals................................................           13,082                7,903                3,538

    Interest expense:
         Segment totals................................................           32,868               16,594                9,622
         Adjustments...................................................            3,636                1,667                  868
                                                                           -------------       --------------       --------------
    Consolidated totals                                                           36,504               18,261               10,490

                               INDEX TO EXHIBITS

  3.1     *        Amended and Restated Articles of Incorporation of the
                   Registrant
  3.2     +        Bylaws, as amended, of the Registrant (3.2)
  4.1     @        Indenture by and among the Registrant and First Trust
                   National Association, as trustee, relating to 11.50% Senior
                   Notes due 2004 (4.1)
  4.2     +        Specimen certificate for Common Stock of the Registrant (4.1)
  4.3     +.       Amended and Restated 1996 Stock Option Plan (4.2)
  4.4     ***.     Employee Stock Purchase Plan, as amended (4.4)
  4.5     +        Form of Common Stock Purchase Warrant by and between the
                   Registrant and Piper Jaffray, Inc. (4.4)
  4.6     +        Form of Common Stock Purchase Warrant by and between the
                   Registrant and Keefe, Bruyette & Woods, Inc. (4.5)
  10.1    +        Note and Agency Agreement, dated as of August 1, 1995, by and between the Registrant and PHS Mortgage, Inc. as agent (10.1)
  10.2    +        First Amendment to Note and Agency Agreement, dated as of
                   August 2, 1995, by and between the Registrant and PHS
                   Mortgage, Inc., as agent (10.2)
  10.3    +        Form of 13% Senior Subordinated Note (10.3)
  10.4    +.       Executive Employment Agreement, dated as of January 1, 1996, by and between the Registrant and David Kloos (10.4)
  10.5    +.       Employment Agreement, dated as of January 1, 1995, between
                   Matrix Capital Bank and Gary Lenzo and as amended January 1,
                   1996 (10.5)
  10.6    +        Multiple Advance Term Loan Agreement, dated as of June 27,
                   1994, by and between Matrix Capital Corporation and CorTrust
                   Bank (10.8)
  10.7    +        Multiple Advance Fixed Rate Term Loan Promissory Note, dated as of June 30, 1994, from Matrix Capital Corporation, as
                   maker, to CorTrust Bank, as payee (10.9)
  10.8    +        Mortgage Loan Purchase and Servicing Agreement, dated as of
                   August 1, 1993, by and between Argo Federal Savings Bank,
                   FSB, and Matrix Financial Services Corporation (10.11)
  10.9    +        Multiple Advance Fixed Rate Term Loan Promissory Note, dated as of October 19, 1994, from Matrix Capital Corporation, as maker, to CorTrust, as payee (10.29)
  10.10   +        Assignment and Assumption Agreement, dated as of June 28,
                   1996, by and among Mariano C. DeCola, William M. Howdon, R.
                   James Nicholson and Matrix Funding Corp. (10.30)
  10.11   +        Development Management Agreement, dated as of June 28, 1996, by and among Fort Lupton, L.L.C. and Matrix Funding Corp.
                   (10.31)
  10.12   *        Coyote Creek Planned Unit Development Agreement, dated as of
                   July 1, 1998, by and among Fort Lupton, L.L.C. and Matrix
                   Funding Corp.
  10.13   *.       Employment Agreement Addendum of Gary Lenzo, dated December
                   16, 1998
  10.14   *        Promissory Note, dated as of December 31, 1998, from D. Mark
                   Spencer, as maker, to the Registrant, as payee
  10.15   +        Fort Lupton Golf Course Residential and Planned Unit
                   Development Agreement, dated as of November 28, 1995 (10.36)
  10.16   +        Loan Agreement, dated as of June 21, 1996, by and between
                   Matrix Funding Corporation and The First Security Bank
                   (10.41)
  10.17   +        Loan Agreement, dated as of June 29, 1995, by and between the
                   Registrant and Bank One, Arizona, N.A. (10.42)
  10.18   +        Promissory Note, dated as of June 29, 1995, from the
                   Registrant to Bank One, Arizona, N.A. (10.43)
  10.19   +        Deed of Trust, Assignment of Rents, Security Agreement and
                   Fixture Filing, dated as of June 29, 1995, from the
                   Registrant to Arizona Trust Deed Corporation, as trustee
                   (10.44)
  10.20   *        Fourth Modification Agreement to the Loan Agreement, dated
                   February 28, 1999, by and between The Registrant and Bank
                   One, Arizona, N.A.
  10.21   +        Loan Agreement, dated July 10, 1992, by and between American
                   Strategic Income Portfolio Inc. and Matrix Financial Services
                   Corporation (10.45)
  10.22   +        Promissory Note, dated as of July 10, 1992, by Matrix
                   Financial Services Corporation, as maker, to American
                   Strategic Income Portfolio, Inc., as payee (10.46)
  10.23   **       Revolving Subordinated Loan Agreement, dated as of October
                   18, 1996, by and between Matrix Financial Services
                   Corporation and the Registrant (10.31)
  10.24   **       Amended and Restated Loan Agreement, dated as of January 31,
                   1997, by and between Matrix Financial Services Corporation, as borrower, and Bank One, Texas, N.A., as agent, and certain lenders, as lenders (10.32)
  10.25   **       Amended and Restated Swing Note, dated as of January 31,
                   1997, from Matrix Financial Services Corporation, as borrower to the lenders under the Amended and Restated Loan Agreement
                   (10.34)

  10.26   **       Amended and Restated Guaranty, dated as of January 31, 1997, from the Registrant to Bank One, Texas, N.A., as agent
                   (10.37)
  10.27   ***      Third Amendment to Amended and Restated Loan Agreement, dated as of March 1, 1998, between Matrix Financial Services
                   Corporation, as borrower, Bank One, Texas, N.A., as agent, and certain lenders, as lenders (10.39)
  10.28   ***      Overline Note, dated as of March 1, 1998, from Matrix
                   Financial Services Corporation, as borrower, to Bank One,
                   Texas, N.A., as lender (10.40)
  10.29   ##       Fourth Amendment to Amended and Restated Loan Agreement,
                   dated as of May 27, 1998, between Matrix Financial Services
                   Corporation, as borrower, Bank One, Texas, N.A., as agent, and certain lenders, as lenders (10.6)
  10.30   ##       Fifth Amendment to Amended and Restated Loan Agreement, dated as of June 26, 1998, between Matrix Financial Services
                   Corporation, as borrower, Bank One, Texas, N.A., as agent, and certain lenders, as lenders (10.7)
  10.31   *        Sixth Amendment to Amended and Restated Loan Agreement, dated as of October 31, 1998, between Matrix Financial Services
                   Corporation, as borrower, Bank One, Texas, N.A., as agent, and certain lenders, as lenders
  10.32   *        Seventh Amendment to Amended and Restated Loan Agreement,
                   dated as of January 28, 1999, between Matrix Financial
                   Services Corporation, as borrower, Bank One, Texas, N.A., as agent, and certain lenders, as lenders
  10.33   *        Eighth Amendment to Amended and Restated Loan Agreement,
                   dated as of February 12, 1999, between Matrix Financial
                   Services Corporation, as borrower, Bank One, Texas, N.A., as agent, and certain lenders, as lenders
  10.34   *        Ninth Amendment to Amended and Restated Loan Agreement, dated as of February 22, 1999, between Matrix Financial Services
                   Corporation, as borrower, Bank One, Texas, N.A., as agent, and certain lenders, as lenders
  10.35   *        Warehouse Note, dated as of February 22, 1999, from Matrix
                   Financial Services Corporation, as borrower, to Bank One,
                   Texas, N.A., as lender
  10.36   *        Warehouse Note, dated as of February 22, 1999, from Matrix
                   Financial Services Corporation, as borrower, to U.S. Bank
                   National Association, as lender
  10.37   *        Warehouse Note, dated as of February 22, 1999, from Matrix
                   Financial Services Corporation, as borrower, to Residential
                   Funding Corporation, as lender
  10.38   *        Amended and Restated Term-Line Note, dated as of February 22,
                   1999, from Matrix Financial Services Corporation, as
                   borrower, to Bank One, Texas, N.A., as lender
  10.39   *        Amended and Restated Term-Line Note, dated as of February 22,
                   1999, from Matrix Financial Services Corporation, as
                   borrower, to U.S. Bank National Association, as lender
  10.40   *        Amended and Restated Term-Line Note, dated as of February 22,
                   1999, from Matrix Financial Services Corporation, as
                   borrower, to Residential Funding Corporation, as lender
  10.41   *        Amended and Restated Working-Capital Note, dated as of
                   February 22, 1999, from Matrix Financial Services
                   Corporation, as borrower, to Bank One, Texas, N.A., as lender
  10.42   *        Amended and Restated Working-Capital Note, dated as of
                   February 22, 1999, from Matrix Financial Services
                   Corporation, as borrower, to U.S. Bank National Association, as lender
  10.43   *        Amended and Restated Working-Capital Note, dated as of
                   February 22, 1999, from Matrix Financial Services
                   Corporation, as borrower, to Residential Funding Corporation, as lender
  10.44   **.      Employment Agreement, dated as of February 4, 1997, by and between the Registrant and Paul Skretny (10.38)
  10.45   **       Credit Agreement, dated as of March 12, 1997, by and between
                   Matrix Capital Corporation, as borrower, and Bank One, Texas,
                   N.A., as agent, and certain lenders, as lenders (10.39)
  10.46   **       Guaranty Form, dated as of March 12, 1997, from each of the
                   Registrant's significant subsidiaries to Bank One, Texas,
                   N.A., as agent (10.42)
  10.47   #        Second Amendment to Credit Agreement, dated as of September
                   23, 1997, between Matrix Capital Corporation, as borrower, and Bank One, Texas, N.A., as agent, and certain lenders, as lenders (10.1)
  10.48   #        Third Amendment to Credit Agreement, dated as of March 12,
                   1998, between Matrix Capital Corporation, as borrower, and
                   Bank One, Texas, N.A., as agent, and certain lenders, as
                   lenders (10.2)
  10.49   ##       Fourth Amendment to Credit Agreement, dated as of June 29,
                   1998, between Matrix Capital Corporation, as borrower, and
                   Bank One, Texas, N.A., as agent, and certain lenders, as
                   lenders (10.1)
  10.50   ##       Term Note, dated as of June 29, 1998, from Matrix Capital
                   Corporation, as borrower, to U.S. Bank National Association, as lender (10.2)
  10.51   ##       Term Note, dated as of June 29, 1998, from Matrix Capital
                   Corporation, as borrower, to Bank One, Texas, N.A., as lender
                   (10.3)
  10.52   ##       Revolving Note, dated as of June 29, 1998, from Matrix
                   Capital Corporation, as borrower, to U.S. Bank

                   National Association, as lender (10.4)
  10.53   ##       Revolving Note, dated as of June 29, 1998, from Matrix
                   Capital Corporation, as borrower, to Bank One, Texas, N.A., as lender (10.5)
  10.54   *        Fifth Amendment to Credit Agreement, dated as of November 12,
                   1998, between Matrix Capital Corporation, as borrower, and
                   Bank One, Texas, N.A., as agent, and certain lenders, as
                   lenders
  10.55   *        Sixth Amendment to Credit Agreement, dated as of January 29,
                   1999, between Matrix Capital Corporation, as borrower, and
                   Bank One, Texas, N.A., as agent, and certain lenders, as
                   lenders
  10.56   ***.     Agreement, dated October 1, 1997, with T. Allen McConnell
                   (10.37)
  10.57   +++      Agreement and Plan of Merger, dated as of March 25, 1998,
                   among Fidelity National Financial, Inc., MCC Merger, Inc. and
                   Matrix Capital Corporation (99.2)
  10.58   *        Promissory Note, dated as of February 15, 1999, from Thomas
                   P. Cronin, as maker, to the Registrant, as payee
  10.59   ###      Merger Termination Agreement between Matrix Capital
                   Corporation, Fidelity National Financial, Inc., and MCC
                   Merger Sub, Inc., dated August 28, 1998 (10.1)
  10.60   *        Promissory Note, dated as of September 30, 1998, from Thomas
                   P. Cronin, as maker, to the Registrant, as payee
  21      *        Subsidiaries of the Registrant
  23      *        Consent of Ernst & Young LLP
  27      *        Financial Data Schedule
__________________________
*    Filed herewith

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

+++ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's report on Form 8-K, filed by the Registrant with the Commission on April 8, 1998.

@ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's registration statement on Form S-1 (No. 333-34977), filed by the Registrant with the Commission.

** Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1996, filed by the Registrant with the Commission.

*** Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1997, filed by the Registrant with the Commission.

# Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998, filed by the Registrant with the Commission.

## Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1998, filed by the Registrant with the Commission.

### Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1998, filed by the Registrant with the Commission.

 .    Management contract or compensatory plan or arrangement