Form 10-Q
period 1999-03-31
MATRIX BANCORP INC
filed 1999-05-11
CIK 944725

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on May 7, 1999 was 6,724,911 shares.

                               TABLE OF CONTENTS




                         PART I - FINANCIAL INFORMATION


ITEM 1. Financial Statements

        Condensed Consolidated Balance Sheets
                March 31, 1999 (unaudited) and December 31, 1998.........  3

        Condensed Consolidated Statements of Income
                Quarters ended March 31, 1999 and 1998 (unaudited).......  4

        Condensed Consolidated Statements of Changes in Shareholders'
          Equity
                Quarters ended March 31, 1999 and 1998 (unaudited).......  5

        Condensed Consolidated Statements of Cash Flows
                Quarters ended March 31, 1999 and 1998 (unaudited).......  6

        Notes to Unaudited Condensed Consolidated Financial
                Statements...............................................  7

ITEM 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations......................................... 11


                          PART II - OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K................................. 20

SIGNATURES............................................................... 21

                         Part I - Financial Information

Item 1.   Financial Statements

                              Matrix Bancorp, Inc.
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                           March 31,    December 31,
                                             1999           1998
                                          ----------   --------------
                                           (unaudited)
Assets
Cash..................................... $   19,502   $       18,665
Interest-earning deposits................      5,406            8,120
Loans held for sale, net.................    700,526          754,226
Loans held for investment, net...........    102,476           94,222
Mortgage servicing rights, net...........     67,437           58,147
Other receivables........................     43,947           40,018
Federal Home Loan Bank of Dallas stock...     15,855           15,643
Premises and equipment, net..............     10,714           10,328
Other assets.............................     30,656           13,271
                                          ----------   --------------
            Total assets................. $  996,519   $    1,012,640
                                          ==========   ==============
Liabilities and shareholders' equity
Liabilities:
Deposits................................. $  543,954   $      490,516
Custodial escrow balances................     98,266           96,824
Drafts payable...........................      2,080            5,423
Payable for purchase of mortgage.........      9,469           12,103
 servicing rights
Federal Home Loan Bank of Dallas.........    113,000          168,000
 borrowings
Borrowed money...........................    169,849          178,789
Other liabilities........................      6,298           11,283
Income taxes payable.....................      1,734              348
                                          ----------   --------------
            Total liabilities............    944,650          963,286

Commitments and contingencies............

Shareholders' equity:
Preferred stock, par value $.0001;
 authorized 5,000,000 shares; no shares
 outstanding.............................
Common stock, par value $.0001;
 authorized 50,000,000 shares; issued
 and outstanding 6,724,911 and
 6,723,911 at March 31, 1999 and
 December 31, 1998, respectively.........          1                1
Additional paid in capital...............     22,426           22,416
Retained earnings........................     29,442           26,937
                                          ----------   --------------
            Total shareholders' equity...     51,869           49,354
                                          ----------   --------------
            Total liabilities and
             shareholders' equity........ $  996,519   $    1,012,640
                                          ==========   ==============

See accompanying notes.

                              Matrix Bancorp, Inc.
                  Condensed Consolidated Statements of Income

              (Dollars in thousands except per share information)

                                  (unaudited)

                                                 Quarter Ended
                                                    March 31,
                                               1999           1998
                                           -----------    -----------
Interest income
  Loans.................................   $    17,238    $    11,301
  Interest-earning deposits.............           367            285
                                           -----------    -----------
  Total interest income.................        17,605         11,586
Interest expense
  Deposits..............................         5,195          2,864
  Borrowings............................         5,182          4,289
                                           -----------    -----------
  Total interest expense................        10,377          7,153
                                           -----------    -----------
  Net interest income before provision
   for loan and valuation losses........         7,228          4,433
  Provision for loan and valuation
   losses...............................           675            450
                                           -----------    -----------
    Net interest income.................         6,553          3,983

Noninterest income
  Loan administration...................         5,293          3,743
  Brokerage.............................         1,672          1,672
  Trust services........................         1,279          1,001
  Gain on sale of loans.................           532          1,062
  Gain on sale of mortgage servicing
   rights...............................             -            837
  Loan origination......................         1,954          1,482
  Other.................................         3,476          1,122
                                           -----------    -----------
    Total noninterest income............        14,206         10,919

Noninterest expense
  Compensation and employee benefits....         6,869          5,127
  Amortization of mortgage servicing
   rights...............................         4,726          1,594
  Occupancy and equipment...............           838            666
  Postage and communication.............           669            542
  Professional fees.....................           300            249
  Data processing.......................           326            346
  Other general and administrative......         3,131          2,854
                                           -----------    -----------
    Total noninterest expense...........        16,859         11,378
                                           -----------    -----------
    Income before income taxes..........         3,900          3,524
  Provision for income taxes............         1,395          1,339
                                           -----------    -----------
    Net income..........................   $     2,505    $     2,185
                                           ===========    ===========
Net income per share....................   $       .37    $       .33
                                           ===========    ===========
Net income per share assuming dilution..   $       .37    $       .32
                                           ===========    ===========
Weighted average shares.................     6,724,693      6,704,026
                                           ===========    ===========
Weighted average shares assuming
 dilution...............................     6,848,571      6,841,679
                                           ===========    ===========
See accompanying notes.

                              Matrix Bancorp, Inc.
           Condensed Consolidated Statements of Shareholders' Equity

                             (Dollars in thousands)

                                  (unaudited)


                                                          Additional
                                    Common Stock           Paid In      Retained
                                 Shares       Amount       Capital      Earnings     Total
                                ---------  ------------  -----------  -----------  ---------
Quarter ended March 31, 1999
----------------------------
Balance at December 31, 1998..  6,723,911  $          1  $    22,416  $    26,937  $  49,354
Exercise of stock options.....      1,000             -           10            -         10
Net income....................          -             -            -        2,505      2,505
                                ---------  ------------  -----------  -----------  ---------
Balance at March 31, 1999.....  6,724,911  $          1  $    22,426  $    29,442  $  51,869
                                =========  ============  ===========  ===========  =========

Quarter ended March 31, 1998
----------------------------
Balance at December 31, 1997..  6,703,880  $          1  $    22,185  $    18,424  $  40,610
Exercise of stock options.....        200             -            2            -          2
Net income....................          -             -            -        2,185      2,185
                                ---------  ------------  -----------  -----------  ---------
Balance at March 31, 1998.....  6,704,080  $          1  $    22,187  $    20,609  $  42,797
                                =========  ============  ===========  ===========  =========

See accompanying notes.

                              Matrix Bancorp, Inc.
                Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                  (unaudited)

                                                         Quarter Ended
                                                            March 31,
                                                  1999                      1998
                                             -------------             -------------
Operating activities
Net income.................................  $       2,505             $       2,185
Adjustments to reconcile net income to
 net cash used by operating activities:
 Depreciation and amortization.............          1,351                       421
 Provision for loan and valuation losses...            675                       450
 Amortization of mortgage servicing
  rights...................................          4,726                     1,594
 Gain on sale of loans.....................           (532)                   (1,062)
 Gain on sale of mortgage servicing
  rights, net..............................              -                      (837)
 Loans originated for sale, net of
  loans sold...............................         29,181                   (27,582)
 Loans purchased for sale..................        (25,016)                 (110,674)
 Proceeds from sale of loans purchased
  for sale.................................         40,041                    64,580
 Originated mortgage servicing rights,
  net......................................           (465)                     (651)
 Increase in other receivables and
  other assets.............................        (21,643)                      (86)
 Decrease in other liabilities and
  income taxes payable.....................         (3,599)                     (689)
                                             -------------             -------------
Net cash provided (used) by operating
 activities................................         27,224                   (72,351)

Investing activities
Loans originated and purchased for
 investment................................        (20,202)                  (13,806)
Principal repayments on loans..............         17,267                    29,339
Purchase of Federal Home Loan Bank of
 Dallas stock..............................           (212)                     (449)
Purchases of premises and equipment........           (880)                     (376)
Acquisition of mortgage servicing rights...        (16,185)                  (10,170)
Proceeds from sale of mortgage
 servicing rights..........................            161                     2,256
                                             -------------             -------------
Net cash provided (used) by investing
 activities................................        (20,051)                    6,794

Financing activities
Net increase in deposits...................         53,438                    91,321
Net increase in custodial escrow
 balances..................................          1,442                    21,927
Decrease in revolving lines and
 repurchase agreements, net................        (77,550)                  (44,587)
Repayments of notes payable................        (12,965)                  (11,436)
Proceeds from notes payable................         26,619                    23,822
Repayment of financing arrangements........            (44)                      (45)
Proceeds from issuance of common stock
 related to employee stock option plan.....             10                         2
                                             -------------             -------------
Net cash provided (used) by financing
 activities................................         (9,050)                   81,004
                                             -------------             -------------
Increase (decrease) in cash and cash
 equivalents...............................         (1,877)                   15,447

Cash and cash equivalents at beginning
 of period.................................         26,785                     9,633
                                             -------------             -------------
Cash and cash equivalents at end of
 period....................................  $      24,908             $      25,080
                                             =============             =============

Supplemental disclosure of noncash
 activity
Payable for purchase of mortgage
 servicing rights..........................  $       9,469             $      14,374
                                             =============             =============
Drafts payable.............................  $       2,080             $      11,063
                                             =============             =============

Supplemental disclosure of cash flow
 information
Cash paid for interest expense.............  $       5,014             $       7,703
                                             =============             =============
Cash paid for income taxes.................  $           -             $           -
                                             =============             =============

See accompanying notes.

                              Matrix Bancorp, Inc.
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1999

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Matrix Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes hereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement No. 133"), which is required to be adopted in years beginning after June 15, 1999. Statement No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2000. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what effect Statement No. 133 will have on the earnings and financial position of the Company.

2. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:


                                            Quarter Ended March 31,
                                              1999         1998
                                          -----------  -------------
                                            (Dollars in thousands)
                                                 (unaudited)
Numerator:
     Net income available to common
      shareholders....................... $     2,505  $       2,185
                                          ===========  =============
Denominator:
     Weighted average shares outstanding.   6,724,693      6,704,026
     Effect of dilutive securities:
          Common stock options...........     109,424        118,034
          Common stock warrants..........      14,454         19,619
                                          -----------  -------------
     Dilutive potential common shares....     123,878        137,653
                                          -----------  -------------
     Denominator for net income per
      share assuming dilution............   6,848,571      6,841,679
                                          ===========  =============

                              Matrix Bancorp, Inc.
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1999

3. Mortgage Servicing Rights

The activity in the Mortgage Servicing Rights ("MSRs") is summarized as follows:

                                          Quarter Ended             Year Ended
                                            March 31,               December 31,
                                              1999                     1998
                                        -----------------       ------------------
                                          (unaudited)
                                                  (Dollars in thousands)
Balance at beginning of period....      $        58,147          $         36,440
Purchases.........................               13,551                    34,831
Originated, net...................                  465                       (24)
Amortization......................               (4,726)                  (10,563)
Sales.............................                    -                    (2,537)
                                        -----------------       ------------------
Balance at end of period..........      $        67,437          $         58,147
                                        =================       ==================

Accumulated amortization of MSRs aggregated approximately $31.6 million and $26.9 million at March 31, 1999 and December 31, 1998, respectively. The Company's servicing portfolio (excluding subserviced loans) was comprised of the following:

                                                   March 31, 1999                            December 31, 1998
                                            ---------------------------                  -------------------------
                                                         Principal                                  Principal
                                            Number        Balance                        Number      Balance
                                           of Loans     Outstanding                     of Loans    Outstanding
                                            ------   ------------------                  ------  -----------------
                                                 (unaudited)
                                                                    (Dollars in thousands)
FHLMC...................................    19,299   $        1,227,490                  19,227  $       1,221,074
Fannie Mae..............................    40,500            2,539,418                  23,198          1,419,345
GNMA....................................    15,970              752,562                  17,552            838,081
Other VA, FHA and conventional loans....    17,516            1,677,274                  18,369          1,879,229
                                            ------   ------------------                  ------  -----------------
                                            93,285   $        6,196,744                  78,346  $       5,357,729
                                            ======   ==================                  ======  =================

The Company's custodial escrow balances shown in the accompanying condensed consolidated balance sheets at March 31, 1999 and December 31, 1998 pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced by the Company.

4. Deposits

Deposit account balances are summarized as follows:

                                           March 31, 1999                                          December 31, 1998
                              ----------------------------------------           ------------------------------------------------
                                                                Weighted                                                   Weighted
                                                                Average                                                    Average
                                      Amount        Percent       Rate                 Amount            Percent             Rate
                              -------------------   -------       ----           ----------------        -------             ----
                                                     (unaudited)
                                                                  (Dollars in thousands)
Passbook accounts..........   $             2,830      0.52%      3.42%          $          2,830           0.58%            3.58%

NOW accounts...............                46,652      8.58       1.41                     42,178           8.60             1.63
Money market accounts......               234,641     43.13       3.28                    170,957          34.85             3.13
                              -------------------   -------       ----           ----------------        -------             ----
                                          284,123     52.23       3.00                    215,965          44.03             2.84
Certificate accounts.......               259,831     47.77       5.22                    274,551          55.97             5.52
                              -------------------   -------       ----           ----------------        -------             ----
                              $           543,954    100.00%      3.98%          $        490,516         100.00%            4.37%
                              ===================   =======       ====           ================        =======             ====

                              Matrix Bancorp, Inc.
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1999

4. Deposits (continued)

At March 31, 1999 and December 31, 1998, brokered deposits accounted for approximately $129.0 million and $148.7 million, respectively, of the total certificate accounts shown above. Additionally, included in money market accounts is approximately $107.1 million and $47.1 million at March 31, 1999 and December 31, 1998, respectively, from a third party title company.

5. Commitments and Contingencies

At March 31, 1999, the Company had $98.0 million in pipeline and funded loans offset with mandatory forward commitments of $79.9 million and nonmandatory forward commitments of $5.8 million.

As of March 31, 1999, the Company had identified and hedged approximately $548 million of its mortgage servicing portfolio using a program of exchange-traded future and options. At March 31, 1999, the net realized deferred losses and the unrealized deferred losses of the open positions was approximately $1.2 million.

In June 1996, the Company purchased 154 acres of land for $1.3 million in cash for the purpose of developing residential and multi-family lots in Ft. Lupton, Colorado. As part of the acquisition, the Company entered into a Planned Unit Development Agreement ("Development Agreement") with the City of Ft. Lupton ("City"). The Development Agreement is a residential and golf course development agreement providing for the orderly planning, engineering and development of a golf course and surrounding residential community. The City is responsible for the development of the golf course and the Company is responsible for the development of the surrounding residential lots and certain offsite infrastructure. The Development Agreement sets forth a mandatory obligation on the part of the Company to secure future payment to the City of pledged golf course enhancement fees of $600,000, which are to be paid in no more than $60,000 annual increments by the Company through 2007 if not covered through permit fees paid by successor homebuilders. The Company has, to date, posted a $300,000 letter of credit to secure those referenced enhancement fees. The Company also entered into a development management agreement with a local developer to complete the development of the land. At March 31, 1999 and December 31, 1998, the total basis of the land development was $4.2 million and $4.1 million, respectively, and is classified in other assets in the accompanying condensed consolidated balance sheets.

6. Segment Information
                                                                                   Servicing
                                                                                  Brokerage and
                                       Traditional Banking     Mortgage Banking    Consulting
                                     ----------------------  -------------------   ----------
                                                               (In thousands)
                                                                 (unaudited)
Quarter ended March 31, 1999:
Revenues from external customers:
  Interest income.................     $     15,571           $   1,274           $         -
  Noninterest income..............            2,026                6,696                3,004

Intersegment revenues.............              135                  339                  250

Segment profit(loss)..............            7,040               (1,833)               1,178

Quarter ended March 31, 1998:
Revenues from external customers:
  Interest income.................     $      9,802  $             1,778          $         -
  Noninterest income..............            2,693                4,663                2,017

Intersegment revenues.............                -                  325                  159

Segment profit(loss)..............            4,315                   71                  985

                              Matrix Bancorp, Inc.
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1999

6. Segment Information (continued)

                                           Quarter Ended March 31, 1999      Quarter Ended March 31, 1998
                                          -------------------------------   -------------------------------
                                                                   (In thousands)
                                                                     (unaudited)
Profit:
Total profit for reportable segments..... $                         6,385   $                         5,371
Other profit(loss).......................                          (2,289)                           (1,763)
Adjustment of intersegment profit(loss)
 in consolidation........................                            (196)                              (84)
                                          -------------------------------   -------------------------------
Income before income taxes............... $                         3,900   $                         3,524
                                          ===============================   ===============================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's principal activities focus on traditional banking, mortgage banking and the administration of self-directed trust accounts. The Company's traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. The Company's mortgage banking activities consist primarily of purchasing and selling residential mortgage loans and residential mortgage servicing rights (MSRs); offering brokerage, consulting and analytical services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; originating residential mortgages; and providing real estate management and disposition services. The Company's trust activities focus primarily on the administration of self-directed individual retirement accounts, qualified retirement plans and custodial and directed trust accounts. These activities are conducted through the Company's primary operating subsidiaries, Matrix Capital Bank ("Matrix Bank"), Matrix Financial Services Corporation ("Matrix Financial"), Sterling Trust Company ("Sterling Trust"), United Financial, Inc. ("United Financial"), United Special Services, Inc. ("USS"), United Capital Markets, Inc. ("UCM") and First Matrix Investment Services Corporation ("First Matrix").

The principal components of the Company's revenues consist primarily of net interest income recorded by Matrix Bank and Matrix Financial, loan administration fees generated by Matrix Financial and Matrix Bank, brokerage fees realized by United Financial, loan origination fees and gains on sales of mortgage loans and MSRs generated by Matrix Bank and Matrix Financial, trust service fees generated by Sterling Trust and consulting and service fee income earned by UCM and USS, respectively. The Company's results of operations are influenced by changes in interest rates and the effect of these changes on the interest spreads of the Company, the volume of loan originations, mortgage loan prepayments and the value of mortgage servicing portfolios.

Forward-Looking Information

Certain statements contained in this quarterly report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may", "will", "expect", "anticipate", "predict", "plan", "estimate", or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this quarterly report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: interest rate fluctuations; level of delinquencies; defaults and prepayments; general economic conditions; competition; government regulation; possible future litigation; the actions or inactions of third parties (particularly of third party sources upon whom the Company is relying in connection with Year 2000 issues); unanticipated developments in connection with the design, implementation or completion of the Company's Year 2000 Plan (including, without limitation, the resignation or removal of the Company's Year 2000 Director, or any other key employees responsible for the Year 2000 Plan, or the misrepresentation by a third party source upon whom the Company is dependent as to the status of their Year 2000 readiness, progress or compliance); the risks and uncertainties discussed in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 1999; and the uncertainties set forth from time to time in the Company's periodic reports, filings and other public statements.

Comparison of Results of Operations for the Quarters Ended March 31, 1999 and
1998

Net Income; Return on Average Equity. Net income increased $320,000, or 14.6%, to $2.5 million, or $.37 per share, for the quarter ended March 31, 1999 as compared to $2.2 million, or $.32 per share, for the quarter ended March 31, 1998. Return on average equity decreased to 19.8% for the quarter ended March 31, 1999 as compared to 21.2% for the quarter ended March 31, 1998.

Net Interest Income. Net interest income before provision for loan and valuation losses increased $2.8 million, or 63.1%, to $7.2 million for the quarter ended March 31, 1999 as compared to $4.4 million for the quarter ended March 31, 1998. The Company's net interest margin increased 20 basis points to 3.34% for the quarter ended March 31, 1999 from 3.14% for the quarter ended March 31, 1998 and interest rate spread increased to 3.13% for the quarter ended March 31, 1999 from 2.71% for the quarter ended March 31, 1998. The increases in net interest income before provision for loan and valuation losses, net interest margin and interest rate spread for the first quarter of 1999 were attributable to the following: a 54.5% increase in the Company's average loan balance to $833.5 million for the quarter ended March 31, 1999 from $539.4 million for the quarter ended March 31, 1998 and a decrease in the cost of interest-bearing liabilities to 5.00% for the quarter ended March 31, 1999 as compared to 5.49% for the quarter ended March 31, 1998. The above were offset by a 59.3% increase in average interest-bearing liabilities to $830.2 million for the quarter ended March 31, 1999 as compared to $521.2 million for the quarter ended March 31, 1998 and a decrease in the Company's yield on interest-earning assets to 8.13% from 8.20% for the quarters ended March 31, 1999 and 1998, respectively. The decrease in the cost of interest-bearing liabilities was primarily driven by decreases in the rates paid for Federal Home Loan Bank ("FHLB") borrowings and certificates of deposit, including brokered certificates of deposit. For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities, as well as changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. The provision for loan and valuation losses increased $225,000 to $675,000 for the quarter ended March 31, 1999 as compared to $450,000 for the quarter ended March 31, 1998. This increase was primarily attributable to the increase in the balance of loans receivable, which increased to $803.0 million at March 31, 1999 as compared to $573.6 million at March 31, 1998. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "--Asset Quality--Nonperforming Assets."

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees increased $1.6 million, or 41.4%, to $5.3 million for the quarter ended March 31, 1999 as compared to $3.7 million for the quarter March 31, 1998. Loan administration fees are affected by factors that include the size of the Company's residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. The mortgage loan servicing portfolio increased to an average balance of $4.9 million for the quarter ended March 31, 1999 as compared to $3.5 million for the quarter ended March 31, 1998. This increase was offset by a reduction in the average service fee rate (including all ancillary income) to 0.43% for the first quarter of 1999 as compared to 0.45% for the first quarter of 1998.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to MSRs. Brokerage fees were identical for the quarters ended March 31, 1999 and 1998, which was the result of comparable balances of residential mortgage servicing portfolios brokered by United Financial. MSRs brokered, in terms of aggregate unpaid principal balances on the underlying loans, were $13.8 billion and $14.5 billion for the quarters ended March 31, 1999 and 1998, respectively. Due to current market conditions for MSRs, the Company is unable to predict whether United Financial will continue to broker the volume of MSRs that it did in this and other recent quarters.

Trust Services. Trust service fees increased $278,000, or 27.8%, to $1.3 million for the quarter ended March 31, 1999 as compared to $1.0 million for the quarter ended March 31, 1998. This increase is associated with the growth in the number of trust accounts under administration at Sterling Trust, which increased to 37,360 at March 31, 1999 from 30,193 at March 31, 1998 and the increase in the total assets under administration, which increased to over $2.2 billion at March 31, 1999 from approximately $1.5 billion at March 31, 1998.

Gain on Sale of Loans. Gain on the sale of loans decreased $530,000 to $532,000 for the quarter ended March 31, 1999 as compared to $1.1 million for the quarter ended March 31, 1998. This decrease resulted from the sale of only $39.5 million loans during the quarter ended March 31, 1999 as compared to the sale of $63.5 million loans during the quarter ended March 31, 1998. Gain on the sale of loans can fluctuate significantly from quarter to quarter and year to year based on a variety of factors, such as the current interest rate environment, the supply of loan portfolios in the market, the mix of loan portfolios available, the type of loan portfolios the Company purchases and the particular loan portfolios the Company elects to sell.

Gain on Sale of Mortgage Servicing Rights. Gain on the sale of MSRs decreased $837,000 as the Company did not sell any MSRs during the quarter ended March 31, 1999. Gains from the sale of MSRs can fluctuate significantly from quarter to quarter and year to year based on the market value of the Company's servicing portfolio, the particular servicing portfolios the Company elects to sell and the availability of similar portfolios in the market. Due to the Company's position in and knowledge of the market, the Company will at times pursue opportunistic sales of MSRs.

Loan Origination. Loan origination income includes all mortgage loans fees, secondary marketing activity on new loan originations and servicing release premiums on new originations sold, net of origination costs. Loan origination income increased $472,000, or 31.8%, to $2.0 million for the quarter ended March 31, 1999 as compared to $1.5 million for the quarter ended March 31, 1998. The increase in loan origination income resulted from differences in the pricing and mix of loans originated, which offset the $16.6 million decrease in wholesale residential mortgage loan production.

Other Income. Other income increased $2.4 million, or 209.8%, to $3.5 million for the quarter ended March 31, 1999 as compared to $1.1 million for the quarter ended March 31, 1998. The increase in other income was primarily due to increased consulting income earned by UCM ($960,000 for the quarter ended March 31, 1999 as compared to $307,000 for the quarter ended March 31, 1998), increased service fee income earned by USS ($784,000 for the quarter ended March 31, 1999 as compared to $321,000 for the quarter ended March 31, 1998) and a $335,000 increase in whole loan brokerage income from the first quarter of 1998 to the first quarter of 1999. Increases in income for UCM and USS relate to an increase in customers between the first quarters of 1999 and 1998. The remainder of the increase in other income pertains to various financing transactions and service fees earned by Matrix Financial and Matrix Bank.

Noninterest Expense. Noninterest expense increased $5.5 million, or 48.2%, to $16.9 million for the quarter ended March 31, 1999 as compared to $11.4 million for the quarter ended March 31, 1998. This increase was predominantly due to increases in the amortization of MSRs and growth and expansion of the Company throughout 1998 and into 1999. This growth and expansion includes increased emphasis on wholesale loan production at Matrix Financial, expansion occurring at Sterling Trust due to increased assets under administration, growth at Matrix Bank and additional personnel at several other subsidiaries of the Company.

                                             Quarter Ended
                                                March 31,
                                         ---------------------
                                           1999          1998
                                         -------       -------
                                            (In thousands)
Compensation and employee benefits...... $ 6,869       $ 5,127
Amortization of mortgage servicing
 rights.................................   4,726         1,594
Occupancy and equipment.................     838           666
Postage and communication...............     669           542
Professional fees.......................     300           249
Data processing.........................     326           346
Other...................................   3,131         2,854
                                         -------       -------
  Total................................. $16,859       $11,378
                                         =======       =======

Compensation and employee benefits expense increased $1.8 million, or 34.0%, to $6.9 million for the quarter ended March 31, 1999 as compared to $5.1 million for the quarter ended March 31, 1998. This increase was primarily the result of the growth and expansion of the Company (as discussed above) and an increase in commission-based compensation. The Company experienced an increase of 133 employees to 518 full-time employees at March 31, 1999 as compared to 385 employees at March 31, 1998.

Amortization of MSRs increased $3.1 million, or 196.5%, to $4.7 million for the quarter ended March 31, 1999 as compared to $1.6 million for the quarter ended March 31, 1998. Amortization of MSRs fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the lower interest rates prevalent in the market, prepayment speeds have increased due to borrowers refinancing into lower interest rate mortgages. The Company's prepayment rates on its servicing portfolio averaged 27.6% for the quarter ended March 31, 1999 as compared to 17.0% for the quarter ended March 31, 1998.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other expenses, increased $607,000, or 13.0%, to $5.3 million for the quarter ended March 31, 1999 as compared to $4.7 million for the quarter ended March 31, 1998. This increase was primarily attributable to the growth and expansion of the Company (as discussed above).

Provision for Income Taxes. The provisions for income taxes for the quarters ended March 31, 1999 and 1998 were comparable, as the increase in pretax income was offset by a reduction in the effective tax rate to 35.8% for the quarter ended March 31, 1999 as compared to 38.0% for the quarter ended March 31, 1998. The decrease in the effective tax rate is the result of the origination of tax-exempt leases by the Company.

Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated, information regarding the Company's average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Average interest rate information for the quarters ended March 31, 1999 and 1998 has been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

                                                                            Quarter Ended
                                                                              March 31,
                                       -------------------------------------------------------------------------------------------
                                                            1999                                          1998
                                       -------------------------------------------      ------------------------------------------
                                          Average                          Average        Average                     Average
                                          Balance         Interest          Rate          Balance      Interest        Rate
                                       ------------   ----------------    --------      ----------    ----------    ---------
                                                                        (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans, net.......................... $    833,534   $         17,238        8.27  %   $  539,449    $   11,301        8.38 %
  Interest-earning deposits...........       17,282                155        3.59          16,400           150        3.66
  FHLB stock..........................       15,645                212        5.42           9,134           135        5.91
                                       ------------   ----------------    --------      ----------    ----------    ---------
    Total interest-earning assets.....      866,461             17,605        8.13         564,983        11,586        8.20

Noninterest-earning assets:
  Cash................................       17,799                                          7,384
  Allowance for loan and valuation....       (3,479)                                        (1,845)
   losses
  Premises and equipment..............       10,555                                          9,060
  Other assets........................      126,503                                         68,843
                                       ------------                                     ----------
    Total noninterest-earning assets..      151,378                                         83,442
                                       ------------                                     ----------
    Total assets...................... $  1,017,839                                     $  648,425
                                       ============                                     ==========
LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Passbook accounts................... $      2,764   $             24        3.42  %   $    2,881    $       28        3.89 %
  Money market and NOW accounts.......      268,848              2,162        3.22         116,407           837        2.88
  Certificates of deposit.............      230,612              3,009        5.22         140,824         1,999        5.68
  FHLB borrowings.....................      155,461              1,898        4.88         139,634         1,964        5.63
  Borrowed money......................      172,485              3,284        7.61         121,456         2,325        7.66
                                       ------------   ----------------    --------      ----------    ----------    ---------
    Total interest-bearing
     liabilities......................      830,170             10,377        5.00         521,202         7,153        5.49
                                       ------------   ----------------    --------      ----------    ----------    ---------
Noninterest-bearing liabilities:
  Demand deposits (including
    custodial escrow balances)........      113,050                                         71,596
  Other liabilities...................       24,077                                         14,431
                                       ------------                                     ----------
    Total noninterest-bearing
     liabilities......................      137,127                                         86,027
Shareholders' equity..................       50,542                                         41,196
                                       ------------                                     ----------
Total liabilities and shareholders'
 equity............................... $  1,017,839                                     $  648,425
                                       ============                                     ==========
Net interest income before provision
  for loan and valuation losses.....................  $          7,228                                $    4,433
                                                      ================                                ==========
Interest rate spread......................................................    3.13 %                                    2.71 %
                                                                          ========                                  ========
Net interest margin.......................................................    3.34 %                                    3.14 %
                                                                          ========                                  ========
Ratio of average interest-earning
 assets to average interest-bearing
 liabilities.............................................................   104.37 %                                  108.40 %
                                                                          ========                                  ========

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

                                                   Quarter Ended March 31,
                                                        1999 vs 1998
                                         ---------------------------------------
                                                   Increase (Decrease) Due
                                                        to Change in
                                         ---------------------------------------
                                            Volume            Rate        Total
                                         -----------       ----------    -------
                                                    (Dollars in thousands)
Interest-earning assets:
  Loans, net............................ $     6,082       $     (145)   $ 5,937
  Interest-earning deposits.............           8               (3)         5
  FHLB stock............................          88              (11)        77
                                         -----------       ----------    -------
     Total interest-earning assets......       6,178             (159)     6,019

Interest-bearing liabilities:
  Passbook accounts.....................          (1)              (3)        (4)
  Money market and NOW  accounts........       1,226               99      1,325
  Certificates of deposit...............       1,172             (162)     1,010
  FHLB borrowings.......................         193             (259)       (66)
  Borrowed money........................         971              (12)       959
                                         -----------       ----------    -------
     Total interest-bearing
      liabilities.......................       3,561             (337)     3,224
                                         -----------       ----------    -------
          Change in net interest income
           before provision for
           loan and valuation losses.... $     2,617       $      178    $ 2,795
                                         ===========       ==========    =======

Asset Quality

Nonperforming Assets

The following table sets forth information on the Company's nonperforming assets ("NPAs"). NPAs consist primarily of nonaccrual loans and foreclosed real estate. Loans are placed on nonaccrual when full payment of principal or interest is in doubt or when they are past due 90 days as to either principal or interest. Foreclosed real estate arises primarily through foreclosure on mortgage loans owned.

                                             March 31, 1999      December 31, 1998      March 31, 1998
                                           ----------------    -------------------    ----------------
                                                              (Dollars in thousands)
Nonaccrual mortgage loans................  $          7,970    $             8,208    $          6,248
Nonaccrual commercial loans and direct
 financing leases........................             7,312                  4,349                   -
Nonaccrual consumer loans................               193                    652                 244
                                           ----------------    -------------------    ----------------
 Total nonperforming loans                           15,475                 13,209               6,492
Foreclosed real estate                                1,627                    916               1,095
                                           ----------------    -------------------    ----------------
 Total nonperforming assets                $         17,102    $            14,125    $          7,587
                                           ================    ===================    ================
Total nonperforming loans to total loans               1.92%                  1.55%               1.13%
                                           ================    ===================    ================
Total nonperforming assets to total
 assets                                                1.73%                  1.39%               1.09%
                                           ================    ===================    ================
Ratio of allowance for loan and
 valuation losses to total
 nonperforming loans.....................             27.02%                 28.09%              31.12%
                                           ================    ===================    ================

As of March 31, 1999, the Company had approximately $101,000 of non-government accruing loans that were contractually past due 90 days or more. The Company accrues for government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $178.6 million at March 31, 1999. A significant portion of these loans are serviced by a third party who is required to remit monthly interest regardless of whether it is collected. At March 31, 1999, $7.7 million, or 50.0%, of the nonaccrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale". Total loans held for sale at March 31, 1999 were $702.9 million, of which $15.1 million, or 2.1%, were nonaccrual loans. Against the loans held for sale, the Company has $2.5 million of purchase discounts.

The increases in nonaccrual commercial loans and direct financing leases at December 31, 1998 and March 31, 1999 were caused by tax-exempt lease financing originated by the Company for charter schools for the purchase of real estate and equipment. These leases are classified by the Company as held for sale. Due to enrollment issues and the timing of receipt state funding, some of the leases originated have advanced to nonaccrual status.

The percentage of the allowance for loan losses to nonaccrual loans varies widely due to the nature of the Company's portfolio of loans. The Company analyzes the collateral for each nonperforming loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "--Comparison of Results of Operations for the Quarters Ended March 31, 1999 and 1998."

Liquidity and Capital Resources

Liquidity represents the ability of the Company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The quarter ended March 31, 1999 resulted in net cash provided by the Company's operating activities, which differs from the Company's trend of net cash used by operating activities experienced over previous reported periods. The Company's typical net use of cash for operating activities results primarily from growth at Matrix Bank in its residential loan purchasing activity. The Company anticipates the trend of a net use of cash from operations to continue for the foreseeable future. This anticipation results from the expected growth at Matrix Bank, which management believes will consist primarily of increased activity in the purchasing of loan and mortgage servicing portfolios. However, due to liquidity and capital, the Company does not anticipate growth to be as significant as in prior periods.

The Company anticipates that the growth at Matrix Bank (discussed above) and its lending, investing and other general activities will be funded through retail deposits, custodial escrow deposits, directed trust deposits, brokered deposits, FHLB borrowings and possibly, new holding company offerings; many of which are already a primary source of funds for Matrix Bank. Contractual loan payments and deposit inflows and outflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLB as its primary source for borrowings. At March 31, 1999, Matrix Bank had overnight borrowings from the FHLB of $113.0 million. The directed trust deposits generated from the Company's trust administration services fluctuate based on the trust assets under administration, and to a lesser extent, the general economic conditions. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance.

Matrix Bank, a well capitalized institution, had a leverage capital ratio of 6.3% at March 31, 1999. This exceeded the well capitalized leverage capital requirement of 5.0% of adjusted assets by $10.7 million. Matrix Bank's risk-based capital ratio was 11.5% at March 31, 1999, which currently exceeds the well capitalized risk-based capital requirement of 10.0% of risk weighted assets by $6.9 million.

The Company's principal source of funding for its servicing acquisition activities consists of a line of credit facility provided to Matrix Financial by an unaffiliated financial institution. As of March 31, 1999, Matrix Financial's servicing acquisition facility aggregated $45.0 million, of which $4.2 million was available to be utilized after deducting drawn amounts. It is anticipated that the Company will increase the line of credit facility for servicing acquisition activities as needed.

The Company's principal source of funding for its loan origination business consists of a warehouse line of credit and a sale/repurchase facility provided to Matrix Financial by unaffiliated financial institutions. As of March 31, 1999, Matrix Financial's warehouse line of credit facility aggregated $120.0 million, of which $72.6 million was available to be utilized. Additionally, the agent bank for the warehouse line has provided the Company with an overline facility, which provides an additional $10.0 million in funding capacity at the lender's sole discretion. Matrix Financial also has a $25.0 million sale/repurchase facility with a third party financial institution.

The Company's principal source of funding for the working capital needs of Matrix Financial consists of working capital facilities provided to Matrix Financial by an unaffiliated financial institution. As of March 31, 1999, Matrix Financial's working capital facilities aggregated $10.0 million, of which $8.2 million was available.

The Company's principal source of funding for direct financing leases is a line of credit facility and a partnership trust with an unaffiliated financial institution. Amounts available under the line of credit facility and the partnership trust are at the lender's sole discretion.

In the ordinary course of business, the Company makes commitments to originate residential mortgage loans and holds originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the loans being held for delivery. The Company mitigates this risk through the use of mandatory and nonmandatory forward commitments to sell loans. As of March 31, 1999, the Company had $98.0 million in pipeline and funded loans offset with mandatory forward commitments of $79.9 million and nonmandatory forward commitments of $5.8 million. The inherent value of the forward commitments is considered in the determination of the lower of cost or market for such loans.

Year 2000

The following disclosure is a Year 2000 Readiness Disclosure and a Year 2000 Statement, as defined in the Year 2000 Information and Readiness Disclosure Act, which was enacted by Congress and was effective October 19, 1998.

The Company's Year 2000 Plan consists of the following five separate phases:

 .    Awareness - The process of informing all of the Company's employees, vendors and significant customers about the nature and extent of the Year 2000 problem.

 .    Assessment - The process of gathering and analyzing information to determine the size and impact of the Year 2000 problem, the complexity of issues and the level of work and resources necessary to address Year 2000 issues.

 .    Renovation - The process of modifying, reengineering and retiring non-
     compliant information systems, applications, vendors, third party service providers and non-information systems based on the information learned during the assessment phase.

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

The Year 2000 progress of several of the Company's Subsidiaries as of March 31, 1999 is seen in the following tables:

                                               Sterling Trust Year 2000 Progress
                               -----------------------------------------------------------------
                               Awareness   Assessment   Renovation   Validation   Implementation
                               ---------  -----------   ----------   ----------   --------------
Information Systems                  100%         100%         100%          25%              85%
  Estimated completion date           --           --           --      6/15/99          6/15/99
Non-information systems              100%         100%         100%          50%              50%
  Estimated completion date           --           --           --      6/15/99          6/15/99
Third parties                        100%         100%         100%           0%             100%
  Estimated completion date           --           --           --      6/15/99               --


                                                            Matrix Bank Year 2000 Progress
                                          -----------------------------------------------------------------
                                          Awareness   Assessment   Renovation   Validation   Implementation
                                          ---------   ----------   ----------   ----------   --------------
Information Systems                             100%         100%         100%          70%              70%
  Estimated completion date                      --           --           --      6/30/99          6/30/99
Non-information systems                         100%         100%          98%          90%              90%
  Estimated completion date                      --           --      6/30/99      6/30/99          6/30/99
Third parties                                   100%         100%          75%           0%               0%
  Estimated completion date                      --           --      9/30/99      9/30/99          9/30/99

                                                          Matrix Financial Year 2000 Progress
                                          -----------------------------------------------------------------
                                          Awareness   Assessment   Renovation   Validation   Implementation
                                          ---------   ----------   ----------   ----------   --------------
Information Systems                             100%          85%          80%          68%              65%
  Estimated completion date                      --      4/30/99      5/31/99      6/15/99          6/15/99
Non-information systems                          90%          70%          40%          37%              33%
  Estimated completion date                 4/30/99      5/31/99      6/30/99      6/30/99          6/30/99
Third parties                                    90%          90%          90%          90%              90%
  Estimated completion date                 4/30/99      6/15/99      6/30/99      6/30/99          6/30/99


The progress of the remaining companies as of March 31, 1999 is seen in the following table.
                                                    Remaining Companies' Year 2000 Progress
                                          -----------------------------------------------------------------
                                          Awareness   Assessment   Renovation   Validation   Implementation
                                          ---------   ----------   ----------   ----------   --------------
Information Systems                             100%          75%          75%          75%
  Estimated completion date                      --      4/30/99      5/31/99      6/30/99          6/30/99
Non-information systems                         100%          75%          50%          70%              70%
  Estimated completion date                      --      4/30/99      5/31/99      6/30/99          6/30/99
Third parties                                   100%          50%          75%          50%              50%
  Estimated completion date                      --      4/30/99      6/30/99      6/30/99          6/30/99

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

Alltel, Fannie Mae and FHLMC whom Matrix Financial and Matrix Bank rely on for servicing and/or purchasing mortgage loans are currently running compliant systems, however, the Company has not yet validated those systems. The Company anticipates using phone and fax lines to receive necessary information if systems for Alltel, Fannie Mae or FHLMC fail on January 1, 2000.

Under Matrix Financial's most reasonably likely worst case Year 2000 scenario, two areas may be affected. The first is the production department where loan documentation is received from outside brokers and processed by Matrix Financial. These loan documents could contain inaccurate calculations resulting from a Year 2000 problem with the software/hardware used by the broker to generate the documents. Matrix Financial risks inputting these loans into their PC-based in-house loan processing system, resulting in the bad input information being carried forward in the system. Since there are more than 500 brokers that send these documents to Matrix Financial, it is unlikely that Matrix Financial will be able to certify that all of the brokers are Year 2000 compliant. As such, additional legal disclosures are being reviewed to protect Matrix Financial in the event of such a problem. Additionally, due to the large number of brokers, Matrix Financial intends to cease the acceptance of loan documents from those brokers that are identified as non-compliant. The loss of business from any one broker will not have a material impact on the Company, as no broker is individually significant to the Company's operations.

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

For the remaining companies, the worst case scenarios involve the following issues: for Matrix Bancorp, United Financial and United Capital Markets validation of compliant Year 2000 systems and applications is not complete. Therefore, it is possible that systems and applications that have been represented to the Company as compliant by vendors may not work. If the validation phase is not completed on these items, the Company will have no assurance of these systems' and applications' compliance, and as such, may have inoperable programs, which could significantly affect aspects of the Company's business. USS's database used for tracking its properties under management has also not yet been tested to determine whether further renovation issues exist. If this process is not completed, it will be uncertain as to whether USS would be able to continue to accurately track its properties under management, which could significantly affect its business.

The Company anticipates that the total costs associated with Year 2000 compliance will not exceed $400,000; as such, Year 2000 compliance is not expected to have a material effect on the Company's results of operations. Most of the costs associated with the Year 2000 issue will be expensed as incurred; however, any costs attributable to the purchase of new software will be capitalized. Through March 31, 1999, the Company had expensed approximately $172,000 for costs associated with Year 2000 compliance. The costs of the Year 2000 project and the deadlines by which the Company believes that it will progress through the various phases of the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Management presently believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, if the required modifications or replacements are not made, or are not completed in a timely manner, the Year 2000 could have a material impact on the operations of the Company. Additionally, despite the Company's efforts to verify the Year 2000 compliance of third parties, there can be no guarantee that the systems of other companies on which the Company relies will be converted timely and will not have an adverse effect on the Company or its systems.

                          Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

*    10.1  Promissory Note, dated as of January 15, 1999, from Thomas M.
           Piercy, as maker, to the Registrant, as payee

*    27    Financial Data Schedule

(b)  Reports on Form 8-K

See Form 8-K filed by the Company, dated March 23, 1999, reporting various information under Item 5 thereof.



______________________
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MATRIX BANCORP, INC.



Dated:    May 11, 1999              /s/  Guy A. Gibson
          --------------------           -----------------------------

                                         Guy A. Gibson
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)


Dated:    May 11, 1999              /s/  David W. Kloos
          --------------------           -----------------------------

                                         David W. Kloos
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting and
                                         Financial Officer)