Form 10-Q
period 1999-06-30
MATRIX BANCORP INC
filed 1999-08-04
CIK 944725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on July 30, 1999 was 6,729,911 shares.

                               TABLE OF CONTENTS




                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets
             June 30, 1999 (unaudited) and December 31, 1998................3

         Condensed Consolidated Statements of Income
             Quarters and six months ended June 30, 1999
             and 1998 (unaudited)...........................................4

         Condensed Consolidated Statements of Changes in
             Shareholders' Equity
             Six months ended June 30, 1999 and 1998 (unaudited)............5

         Condensed Consolidated Statements of Cash Flows
             Six months ended June 30, 1999 and 1998 (unaudited)............6

         Notes to Unaudited Condensed Consolidated Financial Statements.....7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................11


                          PART II - Other Information



ITEM 4   Submissions of Matters to a Vote of Security Holders.............23

ITEM 6   Exhibits and Reports on Form 8-K.................................23

SIGNATURES................................................................25

                        Part I - Financial Information

Item 1.   Financial Statements

                             Matrix Bancorp, Inc.
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                                     June 30,             December 31,
                                                                                      1999                   1998
                                                                              -------------------     -------------------
Assets                                                                             (unaudited)
Cash.....................................................................     $            16,351     $            18,665
Interest-earning deposits................................................                  24,986                   8,120
Loans held for sale, net.................................................                 730,474                 754,226
Loans held for investment, net...........................................                 105,486                  94,222
Mortgage servicing rights, net...........................................                  61,265                  58,147
Other receivables........................................................                  39,019                  40,018
Federal Home Loan Bank of Dallas stock...................................                  16,063                  15,643
Premises and equipment, net..............................................                  10,849                  10,328
Other assets.............................................................                  30,206                  13,271
                                                                              -------------------     -------------------
            Total assets.................................................     $         1,034,699     $         1,012,640
                                                                              ===================     ===================


Liabilities and shareholders' equity
Liabilities:
 Deposits................................................................     $           564,587     $           490,516
 Custodial escrow balances...............................................                 121,983                  96,824
 Drafts payable..........................................................                   4,802                   5,423
 Payable for purchase of mortgage servicing rights.......................                   5,743                  12,103
 Federal Home Loan Bank of Dallas borrowings.............................                 115,533                 168,000
 Borrowed money..........................................................                 161,948                 178,789
 Other liabilities.......................................................                   4,887                  11,283
 Income taxes payable....................................................                     502                     348
                                                                              -------------------     -------------------

            Total liabilities............................................                 979,985                 963,286

Commitments and contingencies

Shareholders' equity:
 Preferred stock, par value $.0001; authorized 5,000,000 shares; no shares outstanding.....................................................
 Common stock, par value $.0001; authorized 50,000,000 shares; issued and outstanding 6,729,911 and 6,723,911 at June 30, 1999 and December
  31, 1998, respectively.................................................                       1                       1


 Additional paid in capital..............................................                  22,481                  22,416
 Retained earnings.......................................................                  32,232                  26,937
                                                                              -------------------     -------------------

            Total shareholders' equity...................................                  54,714                  49,354
                                                                              -------------------     -------------------
            Total liabilities and shareholders' equity...................     $         1,034,699     $         1,012,640
                                                                              ===================     ===================

See accompanying notes.

                             Matrix Bancorp, Inc.
                  Condensed Consolidated Statements of Income
              (Dollars in thousands except per share information)

                                  (unaudited)

                                                                  Quarter Ended             Six Months Ended
                                                                    June 30,                    June 30,
                                                               1999          1998          1999          1998
                                                           -----------   -----------   -----------   -----------
Interest income
 Loans..................................................   $    16,870   $    13,576   $    34,108   $    24,877
 Interest-earning deposits..............................           327           243           694           528
                                                           -----------   -----------   -----------   -----------
  Total interest income.................................        17,197        13,819        34,802        25,405

Interest expense
 Deposits...............................................         5,189         3,854        10,384         6,718
 Borrowings.............................................         4,904         4,454        10,086         8,887
                                                           -----------   -----------   -----------   -----------
  Total interest expense................................        10,093         8,308        20,470        15,605
                                                           -----------   -----------   -----------   -----------
   Net interest income before provision for loan and
    valuation losses....................................         7,104         5,511        14,332         9,800
   Provision for loan and valuation losses..............           675           538         1,350           988
                                                           -----------   -----------   -----------   -----------

 Net interest income....................................         6,429         4,973        12,982         8,812

Noninterest income
 Loan administration....................................         5,601         4,587        10,894         8,329
 Brokerage..............................................         1,746         1,870         3,417         3,542
 Trust services.........................................         1,210         1,090         2,489         2,091
 Gain on sale of loans..................................         1,157           742         1,690         1,804
 Gain on sale of mortgage servicing rights..............             -             -             -           838
 Loan origination.......................................         1,751         1,387         3,706         2,869
 Other..................................................         4,221         1,670         7,696         2,792
                                                           -----------   -----------   -----------   -----------
  Total noninterest income..............................        15,686        11,346        29,892        22,265

Noninterest expense
 Compensation and employee benefits.....................         7,314         5,240        14,183        10,367
 Amortization of mortgage servicing rights..............         4,684         2,262         9,410         3,856
 Occupancy and equipment................................           918           757         1,756         1,423
 Postage and communication..............................           606           664         1,275         1,206
 Professional fees......................................           498           376           798           626
 Data processing........................................           378           364           703           710
 Other general and administrative.......................         3,418         2,967         6,550         5,676
                                                           -----------   -----------   -----------   -----------
  Total noninterest expense.............................        17,816        12,630        34,675        23,864
                                                           -----------   -----------   -----------   -----------
  Income before income taxes............................         4,299         3,689         8,199         7,213
 Provision for income taxes.............................         1,509         1,343         2,904         2,682
                                                           -----------   -----------   -----------   -----------
  Net income............................................   $     2,790   $     2,346   $     5,295   $     4,531
                                                           ===========   ===========   ===========   ===========

Net income per share....................................   $       .41   $       .35   $       .79   $       .68
                                                           ===========   ===========   ===========   ===========

Net income per share assuming dilution..................   $       .41   $       .34   $       .77   $       .66
                                                           ===========   ===========   ===========   ===========

Weighted average shares.................................     6,727,889     6,704,878     6,726,300     6,704,454
                                                           ===========   ===========   ===========   ===========
Weighted average shares assuming dilution...............     6,835,400     6,960,628     6,842,322     6,916,571
                                                           ===========   ===========   ===========   ===========

See accompanying notes.

                             Matrix Bancorp, Inc.
           Condensed Consolidated Statements of Shareholders' Equity
                            (Dollars in thousands)

                                  (unaudited)



                                           Common Stock        Additional
                                     ----------------------     Paid In       Retained
                                       Shares       Amount      Capital       Earnings     Total
                                     -----------   --------   ------------   ----------   --------
Six Months Ended June 30, 1999
-------------------------------------
Balance at December 31, 1998.........  6,723,911  $       1  $      22,416  $    26,937  $  49,354
Exercise of stock options............      6,000          -             65            -         65
Net income...........................          -          -              -        5,295      5,295
                                       ---------   --------   ------------   ----------   --------
Balance at June 30, 1999.............  6,729,911  $       1  $      22,481  $    32,232  $  54,714
                                       =========   ========   ============   ==========   ========

Six Months Ended June 30, 1998
-------------------------------------
Balance at December 31, 1997.........  6,703,880  $       1  $      22,185  $    18,424  $  40,610
Exercise of stock options............      1,350          -             17            -         17
Net income...........................          -          -              -        4,531      4,531
                                       ---------   --------   ------------   ----------   --------
Balance at June 30, 1998.............  6,705,230  $       1  $      22,202  $    22,955  $  45,158
                                       =========   ========   ============   ==========   ========

See accompanying notes.

                             Matrix Bancorp, Inc.
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (unaudited)

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                               1999                    1998
                                                                                         ---------------         ---------------
Operating activities
Net income.........................................................................     $         5,295         $         4,531
Adjustments to reconcile net income to net cash used by operating activities:
 Depreciation and amortization.....................................................               2,814                     921
 Provision for loan and valuation losses...........................................               1,350                     988
 Amortization of mortgage servicing rights.........................................               9,410                   3,856
 Gain on sale of loans.............................................................              (1,690)                 (1,804)
 Gain on sale of mortgage servicing rights, net....................................                   -                    (838)
 Loans originated for sale, net of loans sold......................................              41,823                 (42,703)
 Loans purchased for sale..........................................................            (231,293)               (335,200)
 Proceeds from sale of loans purchased for sale....................................              98,236                 137,282
 Originated mortgage servicing rights, net.........................................                (839)                 (1,204)
 Increase in other receivables and other assets....................................             (16,581)                (17,601)
 Increase (decrease) in other liabilities and income taxes payable.................              (6,342)                  1,654
                                                                                         ---------------         ---------------
Net cash used by operating activities..............................................             (97,817)               (250,118)

Investing activities
Loans originated and purchased for investment......................................             (39,211)                (48,113)
Principal repayments on loans......................................................             141,443                 105,784
Purchase of Federal Home Loan Bank of Dallas stock.................................                (420)                 (1,400)
Purchases of premises and equipment................................................              (1,541)                 (1,976)
Acquisition of mortgage servicing rights...........................................             (18,048)                (20,694)
Proceeds from sale of mortgage servicing rights....................................                 159                   5,082
                                                                                         ---------------         ---------------
Net cash provided by investing activities..........................................              82,382                  38,683

Financing activities
Net increase in deposits...........................................................              74,071                 180,039
Net increase in custodial escrow balances..........................................              25,159                  45,615
Decrease in revolving lines and repurchase agreements, net.........................             (83,787)                (23,397)
Repayments of notes payable........................................................             (14,771)                (18,364)
Proceeds from notes payable........................................................              29,320                  41,329
Repayment of financing arrangements................................................                 (70)                    (86)
Proceeds from issuance of common stock related to employee stock option plan.......                  65                      17
                                                                                         ---------------         ---------------
Net cash provided by financing activities..........................................              29,987                 225,153
                                                                                         ---------------         ---------------
Increase in cash and cash equivalents..............................................              14,552                  13,718
Cash and cash equivalents at beginning of period...................................              26,785                   9,633
                                                                                         ---------------         ---------------
Cash and cash equivalents at end of period.........................................     $        41,337         $        23,351
                                                                                         ===============         ===============
Supplemental disclosure of noncash activity
Payable for purchase of mortgage servicing rights..................................     $         5,743         $         3,633
                                                                                         ===============         ===============
Drafts payable.....................................................................     $         4,802         $         8,922
                                                                                         ===============         ===============
Supplemental disclosure of cash flow information
Cash paid for interest expense.....................................................     $        20,512         $        14,026
                                                                                         ===============         ===============
Cash paid for income taxes.........................................................     $         2,749         $         3,050
                                                                                         ===============         ===============

See accompanying notes.

                             Matrix Bancorp, Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements
                                 June 30, 1999
                                  (unaudited)

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

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement No. 133. Now, Statement No. 133 is required to be adopted in years beginning after June 15, 2000, however, Statement No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt Statement No. 133 effective January 1, 2001. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what effect Statement No. 133 will have on the earnings and financial position of the Company.

2. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:

                                                      Quarter Ended June 30,                     Six Months Ended June 30,
                                                    1999                  1998                  1999                  1998
                                            ------------------     -----------------     -----------------     -----------------
                                                                            (Dollars in thousands)

Numerator:
  Net income available to common
    shareholders                            $            2,790     $           2,346     $           5,295     $           4,531
                                            ==================     =================     =================     =================

Denominator:
  Weighted average shares outstanding                6,727,889             6,704,878             6,726,300             6,704,454
  Effect of dilutive securities:
    Common stock options                                98,055               214,268               104,008               178,713
    Common stock warrants                                9,456                41,482                12,014                33,404
                                            ------------------     -----------------     -----------------     -----------------
  Dilutive potential common shares                     107,511               255,750               116,022               212,117
                                            ------------------     -----------------     -----------------     -----------------
  Denominator for net income per
    share assuming dilution                          6,835,400             6,960,628             6,842,322             6,916,571
                                            ==================     =================     =================     =================

                             Matrix Bancorp, Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements
                                 June 30, 1999
                                  (unaudited)

3. Mortgage Servicing Rights

The activity in the Mortgage Servicing Rights ("MSRs") is summarized as follows:

                                                              Six Months               Year Ended
                                                            Ended June 30,         December 31, 1998
                                                                 1999
                                                        -------------------      -------------------
                                                                      (In thousands)
Balance at beginning of period.....................     $            58,147      $            36,440
Purchases..........................................                  11,689                   34,831
Originated, net....................................                     839                      (24)
Amortization.......................................                  (9,410)                 (10,563)
Sales..............................................                       -                   (2,537)
                                                        -------------------      -------------------
Balance at end of period...........................     $            61,265      $            58,147
                                                        ===================      ===================

Accumulated amortization of MSRs aggregated approximately $36.4 million and $26.9 million at June 30, 1999 and December 31, 1998, respectively. The Company's servicing portfolio (excluding subserviced loans) was comprised of the following:

                                                        June 30, 1999                              December 31, 1998
                                             ----------------------------------      ------------------------------------------
                                                                   Principal                                       Principal
                                                 Number             Balance                 Number                  Balance
                                                of Loans          Outstanding              of Loans               Outstanding
                                             ------------      ----------------      -----------------        -----------------
                                                                        (Dollars in thousands)
FHLMC.....................................         17,970      $      1,120,653                 19,227        $       1,221,074
Fannie Mae................................         36,016             2,192,043                 23,198                1,419,345
GNMA......................................         16,072               715,619                 17,552                  838,081
Other VA, FHA and conventional loans......         16,006             1,440,151                 18,369                1,879,229
                                             ------------      ----------------      -----------------        -----------------
                                                   86,064      $      5,468,466                 78,346        $       5,357,729
                                             ============      ================      =================        =================

The Company's custodial escrow balances shown in the accompanying condensed consolidated balance sheets at June 30, 1999 and December 31, 1998 pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced by the Company.

4. Deposits

Deposit account balances are summarized as follows:

                                               June 30, 1999                                               December 31, 1998
                             ------------------------------------------------            -------------------------------------------
                                                                  Weighted                                                 Weighted
                                                                  Average                                                  Average
                                  Amount          Percent           Rate                      Amount           Percent       Rate


                             ---------------   -----------     --------------            ---------------   -------------  ----------
                                                                      (Dollars in thousands)
Passbook accounts........    $         3,032          0.54%              3.48%           $         2,830            0.58%      3.58%
NOW accounts.............             48,418          8.57               1.35                     42,178            8.60       1.63
Money market accounts....            185,177         32.80               3.19                    170,957           34.85       3.13
                             ---------------   -----------     --------------            ---------------   -------------  ---------
                                     236,627         41.91               2.90                    215,965           44.03       2.84
Certificate accounts.....            327,960         58.09               5.16                    274,551           55.97       5.52
                             ---------------   -----------     --------------            ---------------   -------------  ---------
                             $       564,587        100.00%              3.97%           $       490,516          100.00%      4.37%
                             ===============   ===========     ==============            ===============   =============  =========

                             Matrix Bancorp, Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements
                                 June 30, 1999
                                  (unaudited)

4. Deposits (continued)

At June 30, 1999 and December 31, 1998, brokered deposits accounted for approximately $200.2 million and $148.7 million, respectively, of the total certificate accounts shown above. Additionally, included in money market accounts is approximately $46.0 million and $47.1 million at June 30, 1999 and December 31, 1998, respectively, from a third party title company.

5. Commitments and Contingencies

At June 30, 1999, the Company had $76.3 million in pipeline and funded loans offset with mandatory forward commitments of $51.1 million and nonmandatory forward commitments of $8.5 million.

As of June 30, 1999, the Company had identified and hedged approximately $714 million of its mortgage servicing portfolio using a program of exchange-traded future and options. At June 30, 1999, the net realized deferred losses and the unrealized deferred losses of the open positions was approximately $2.1 million.

6. Segment Information

                                                                                                     Servicing
                                               Traditional             Mortgage Banking            Brokerage and
                                                 Banking                                            Consulting

                                          --------------------     ---------------------      ---------------------
                                                                        (In thousands)
Quarter ended June 30, 1999:
Revenues from external customers:
 Interest income.....................   $               15,312  $                  1,241   $                      -
 Noninterest income..................                    3,573                     6,480                      2,631

Intersegment revenues................                       14                       361                        202

Segment profit(loss).................                    7,647                    (1,712)                     1,022

Quarter ended June 30, 1998:
Revenues from external customers:
 Interest income.....................   $               11,947  $                  1,865   $                      -
 Noninterest income..................                    1,312                     5,703                      2,478

Intersegment revenues................                        -                       213                         56

Segment profit(loss).................                    4,343                      (288)                     1,115

Six months ended June 30, 1999:
Revenues from external customers:
 Interest income.....................   $               30,954  $                  2,515   $                      -
 Noninterest income..................                    5,599                    13,176                      5,635

Intersegment revenues................                       78                       700                        452

Segment profit(loss).................                   14,687                    (3,545)                     2,200

Six months ended June 30, 1998:
Revenues from external customers:
 Interest income.....................   $               21,749  $                  3,643   $                      -
 Noninterest income..................                    4,005                    10,366                      4,495

Intersegment revenues................                        -                       538                        215

Segment profit(loss).................                    8,658                      (219)                     2,100

                             Matrix Bancorp, Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements
                                 June 30, 1999
                                  (unaudited)

6. Segment Information (continued)

                                                         Quarter Ended June 30,      Six Months Ended June 30,
                                                      -------------------------    ---------------------------
                                                          1999            1998          1999            1998
                                                      ----------      ---------    -----------      ----------
                                                                            (In thousands)
Profit:
Total profit for reportable segments...............  $     6,957   $      5,170   $     13,342   $      10,539
Other loss.........................................       (2,569)        (1,435)        (4,858)         (3,197)
Adjustment of intersegment loss in consolidation...          (89)           (46)          (285)           (129)
                                                      ----------      ---------    -----------      ----------
Income before income taxes.........................  $     4,299   $      3,689   $      8,199   $       7,213
                                                      ==========      =========    ===========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's principal activities focus on traditional banking, mortgage banking and the administration of self-directed trust accounts. The Company's traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. The Company's mortgage banking activities consist primarily of purchasing and selling residential mortgage loans and residential mortgage servicing rights (MSRs); offering brokerage, consulting and analytic services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; originating residential mortgages; and providing real estate management and disposition services. The Company's trust activities focus primarily on the administration of self-directed individual retirement accounts, qualified retirement plans and custodial and directed trust accounts. These activities are conducted through the Company's primary operating subsidiaries, Matrix Capital Bank ("Matrix Bank"), Matrix Financial Services Corporation ("Matrix Financial"), Sterling Trust Company ("Sterling Trust"), United Financial, Inc. ("United Financial"), United Special Services, Inc. ("USS") and United Capital Markets, Inc. ("UCM").

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

Comparison of Results of Operations for the Quarters Ended June 30, 1999 and
1998

Net Income; Return on Average Equity. Net income increased $444,000, or 18.9%, to $2.8 million, or $.41 per diluted share, for the quarter ended June 30, 1999 as compared to $2.3 million, or $.34 per share, for the quarter ended June 30, 1998. Returns on average equity were comparable at 21.1% for the quarter ended June 30, 1999 and 21.6% for the quarter ended June 30, 1998.

Net Interest Income. Net interest income before provision for loan and valuation losses increased $1.6 million, or 28.9%, to $7.1 million for the quarter ended June 30, 1999 as compared to $5.5 million for the quarter ended June 30, 1998. The Company's net interest margins were comparable at 3.33% and 3.34% for the quarters ended June 30, 1999 and 1998, respectively. Interest rate spread increased to 2.98% for the quarter ended June 30, 1999 from 2.81% for the quarter ended June 30, 1998. The increases in net interest income before provision for loan and valuation losses and interest rate spread and the comparability in net interest margin between periods were attributable to the following: a 28.2% increase in the Company's average loan balance to $822.8 million for the quarter ended June 30, 1999 from $641.6 million for the quarter ended June 30, 1998 and a decrease in the cost of interest-bearing liabilities to 5.09% for the quarter ended June 30, 1999 as compared to 5.56% for the quarter ended June 30, 1998. The above were offset by a 32.5% increase in average interest-bearing liabilities to $792.5 million for the quarter ended June 30, 1999 as compared to $598.1 million for the quarter ended June 30, 1998 and a decrease in the Company's yield on interest-earning assets to 8.07% from 8.37% for the quarters ended June 30, 1999 and 1998, respectively. The decrease in the yield on loans is primarily attributable to the increase in the balance of single family residential mortgages. The decrease in the cost of interest-bearing liabilities was primarily driven by decreases in the rates paid for Federal Home Loan Bank ("FHLB") borrowings and certificates of deposit, including brokered certificates of deposit. For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities, as well as changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. The provision for loan and valuation losses increased $137,000 to $675,000 for the quarter ended June 30, 1999 as compared to $538,000 for the quarter ended June 30, 1998. This increase was primarily attributable to the increase in the balance of loans receivable, which included higher balances of commercial real estate loans and direct financing leases. Loans receivable which increased to $836.0 million at June 30, 1999 as compared to $696.4 million at June 30, 1998. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "--Asset Quality--Nonperforming Assets."

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees increased $1.0 million, or 22.1%, to $5.6 million for the quarter ended June 30, 1999 as compared to $4.6 million for the quarter June 30, 1998. Loan administration fees are affected by factors that include the size of the Company's residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. The mortgage loan servicing portfolio increased to an average balance of $5.4 billion for the quarter ended June 30, 1999 as compared to $4.0 billion for the quarter ended June 30, 1998. This increase was offset by a reduction in the actual service fee rate (including all ancillary income) to 0.42% for the second quarter of 1999 as compared to 0.46% for the second quarter of 1998.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to MSRs. Brokerage fees decreased $124,000, or 6.6%, to $1.7 million for the quarter ended June 30, 1999 as compared to $1.9 million for the quarter ended June 30, 1998, due to a decrease in the principal balance of portfolios brokered by United Financial. MSRs brokered, in terms of aggregate unpaid principal balances on the underlying loans, were $13.8 billion and $17.1 billion for the quarters ended June 30, 1999 and 1998, respectively. Due to current market conditions for MSRs, the Company is unable to predict whether United Financial will continue to broker the volume of MSRs that it did in this and other recent quarters.

Trust Services. Trust service fees increased $120,000, or 11.0%, to $1.2 million for the quarter ended June 30, 1999 as compared to $1.1 million for the quarter ended June 30, 1998. This increase is associated with the growth in the number of trust accounts under administration at Sterling Trust, which increased to 37,650 at June 30, 1999 from 31,695 at June 30, 1998 and the increase in the total assets under administration, which increased to over $2.3 billion at June 30, 1999 from approximately $1.7 billion at June 30, 1998.

Gain on Sale of Loans. Gain on the sale of loans increased $415,000 to $1.2 million for the quarter ended June 30, 1999 as compared to $742,000 for the quarter ended June 30, 1998. Gain on the sale of loans can fluctuate significantly from quarter to quarter and year to year based on a variety of factors, such as the current interest rate environment, the supply of loan portfolios in the market, the mix of loan portfolios available, the type of loan portfolios the Company purchases and the particular loan portfolios the Company elects to sell.

Gain on Sale of Mortgage Servicing Rights. The Company did not sell any MSRs during the quarters ended June 30, 1999 and 1998. Gains from the sale of MSRs can fluctuate significantly from quarter to quarter and year to year based on the market value of the Company's servicing portfolio, the particular servicing portfolios the Company elects to sell and the availability of similar portfolios in the market. Due to the Company's position in and knowledge of the market, the Company will at times pursue opportunistic sales of MSRs.

Loan Origination. Loan origination income includes all mortgage loans fees, secondary marketing activity on new loan originations and servicing release premiums on new originations sold, net of direct origination costs. Loan origination income increased $364,000, or 26.2%, to $1.8 million for the quarter ended June 30, 1999 as compared to $1.4 million for the quarter ended June 30, 1998. The increase in loan origination income resulted from differences in the pricing of loans originated, as well as increased refinance income received, which offset the decrease in wholesale residential mortgage loan production to $124.9 million for the quarter ended June 30, 1999 as compared to $132.7 million for the quarter ended June 30, 1998.

Other Income. Other income increased $2.6 million, or 152.8%, to $4.2 million for the quarter ended June 30, 1999 as compared to $1.7 million for the quarter ended June 30, 1998. The increase in other income was primarily due to increased service fee income earned by USS ($893,000 for the quarter ended June 30, 1999 as compared to $414,000 for the quarter ended June 30, 1998), increased consulting income earned by UCM ($737,000 for the quarter ended June 30, 1999 as compared to $541,000 for the quarter ended June 30, 1998) and increased school services income earned by ABS School Services ("ABS"), which totaled $630,000 for the quarter ended June 30, 1999. The remainder of the increase in other income pertains to various financing transactions and service fees earned by Matrix Financial and Matrix Bank.

Noninterest Expense. Noninterest expense increased $5.2 million, or 41.1%, to $17.8 million for the quarter ended June 30, 1999 as compared to $12.6 million for the quarter ended June 30, 1998. This increase was predominantly due to increases in the amortization of MSRs and growth and expansion of the Company throughout 1998 and 1999. This growth and expansion includes increased emphasis on wholesale loan production at Matrix Financial, expansion occurring at Sterling Trust due to increased assets under administration, growth at Matrix Bank and additional personnel at several other subsidiaries of the Company, including ABS. The following table details the major components of noninterest expense for the periods indicated:

                                                                                         Quarter Ended
                                                                                            June 30,
                                                                              ----------------------------------
                                                                                   1999                1998
                                                                                ------------        ------------
                                                                                        (In thousands)
  Compensation and employee benefits........................................    $      7,314        $      5,240
  Amortization of mortgage servicing rights.................................           4,684               2,262
  Occupancy and equipment...................................................             918                 757
  Postage and communication.................................................             606                 664
  Professional fees.........................................................             498                 376
  Data processing...........................................................             378                 364
  Other general and administrative..........................................           3,418               2,967
                                                                                ------------        ------------
     Total..................................................................    $     17,816        $     12,630
                                                                                ============        ============

Compensation and employee benefits expense increased $2.1 million, or 39.6%, to $7.3 million for the quarter ended June 30, 1999 as compared to $5.2 million for the quarter ended June 30, 1998. This increase was primarily the result of the growth and expansion of the Company (as discussed above) and an increase in incentive compensation at several subsidiaries. The Company experienced an increase of 150 employees to 565 full-time employees at June 30, 1999 as compared to 415 employees at June 30, 1998.

Amortization of MSRs increased $2.4 million, or 107.1%, to $4.7 million for the quarter ended June 30, 1999 as compared to $2.3 million for the quarter ended June 30, 1998. Amortization of MSRs fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the lower interest rates prevalent in the market, prepayment speeds have remained high due to borrowers refinancing into lower interest rate mortgages. The Company's prepayment rates on its servicing portfolio averaged 23.8% for the quarter ended June 30, 1999 as compared to 21.5% for the quarter ended June 30, 1998.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other expenses, increased $690,000, or 13.5%, to $5.8 million for the quarter ended June 30, 1999 as compared to $5.1 million for the quarter ended June 30, 1998. This increase was primarily attributable to the growth and expansion of the Company (as discussed above).

Provision for Income Taxes. The provision for income taxes increased by $166,000 to $1.5 million for the quarter ended June 30, 1999 as compared to $1.3 million for the quarter ended June 30, 1998. The increase in pretax income was offset by a reduction in the effective tax rate to 35.1% for the quarter ended June 30, 1999 as compared to 36.4% for the quarter ended June 30, 1998. The decrease in the effective tax rate was the result of the origination and ownership of tax-exempt leases by the Company.

Comparison of Results of Operations for the Six Months Ended June 30, 1999 and 1998

Net Income; Return on Average Equity. Net income increased $764,000, or 16.9%, to $5.3 million, or $.77 per diluted share, for the six months ended June 30, 1999 as compared to $4.5 million, or $.66 per diluted share, for the six months ended June 30, 1998. Returns on average equity were 20.5% and 21.4% for the six months ended June 30, 1999 and 1998, respectively.

Net Interest Income. Net interest income before provision for loan and valuation losses increased $4.5 million, or 46.2%, to $14.3 million for the six months ended June 30, 1999 as compared to $9.8 million for the six months ended June 30, 1998. The Company's net interest margin increased to 3.33% for the six months ended June 30, 1999 as compared to 3.20% for the six months ended June 30, 1998. Additionally, the interest rate spread increased to 3.06% for the six months ended June 30, 1999 from 2.72% for the six months ended June 30, 1998. The increases in net interest income before provision for loan and valuation losses, net interest margin and interest rate spread for the six months ended June 30, 1999 were attributable to the following: a 40.2% increase in the Company's average loan balance to $828.4 million for the six months ended June 30, 1999 from $590.7 million for the six months ended June 30, 1998, and a decrease in the cost of interest-bearing liabilities to 5.04% for the six months ended June 30, 1999 from 5.57% for the six months ended June 30, 1998. The above were offset by a decrease in the yield on the Company's loan portfolio to 8.23% for the six months ended June 30, 1999 from 8.42% for the six months ended June 30, 1998, and a 45.0% increase in the average interest-bearing liabilities to $812.0 million for the six months ended June 30, 1999 as compared to $559.9 million for the six months ended June 30, 1998. The loan portfolio yield decrease is attributable to the increase in the balance of single family residential mortgage loans and the acquisition of fewer discounted loans by the Company. The decrease in the cost of interest-bearing liabilities was due to decreases in the cost of FHLB borrowings, certificates of deposit, including brokered certificates of deposit, as well as a 36 basis point decrease in the cost of borrowed money. For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. Provision for loan and valuation losses increased $362,000 to $1.4 million for the six months ended June 30, 1999 as compared to $988,000 for the six months ended June 30, 1998. As previously mentioned, this increase was primarily attributable to the increase in the balance of loans receivable, including the origination of commercial real estate loans and direct financing leases. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "--Asset Quality-- Nonperforming Assets."

Loan Administration. Loan administration fees increased $2.6 million, or 30.8%, to $10.9 million for the six months ended June 30, 1999 as compared to $8.3 million for the six months ended June 30, 1998. Loan administration fees are affected by factors that include the size of the Company's residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. The mortgage servicing portfolio increased to an average balance of $5.1 billion for the six months ended June 30, 1999 as compared to an average balance of $3.7 billion for the six months ended June 30, 1998. This increase was offset by a reduction in the actual service fee rate (including all ancillary income) to 0.42% for the six months ended June 30, 1999 as compared to 0.45% for the six months ended June 30, 1998.

Brokerage Fees. Brokerage fees decreased $125,000, or 3.5%, to $3.4 million for the six months ended June 30, 1999 as compared to $3.5 million for the six months ended June 30, 1998. This decrease was the result of a slight decrease in the balance of residential mortgage servicing portfolios brokered by United Financial. In terms of aggregate unpaid principal balances on the underlying loans, servicing portfolios brokered during the six months ended June 30, 1999 were $30.6 billion as compared to $31.6 billion for the six months ended June 30, 1998.

Trust Services. Trust services fees increased $398,000, or 19.0%, to $2.5 million for the six months ended June 30, 1999 as compared to $2.1 million for the six months ended June 30, 1998. As mentioned earlier, this increase is associated with the growth in the number of trust accounts and total assets under administration at Sterling Trust.

Gain on Sale of Loans. Gain on the sale of loans decreased $114,000 to $1.7 million for the six months ended June 30, 1999 as compared to $1.8 million for the six months ended June 30, 1998. Gain on the sale of loans can fluctuate significantly from quarter to quarter and from year to year based on a variety of factors, such as the current interest rate environment, the supply of loan portfolios in the market, the mix of loan portfolios available in the market, the type of loan portfolios the Company purchases and the particular loan portfolios the Company elects to sell.

Gain on Sale of Mortgage Servicing Rights. Gain on the sale of MSRs decreased $838,000 as the Company did not sell any MSRs during the six months ended June 30, 1999. Gains from the sale of MSRs can fluctuate significantly from quarter to quarter and from year to year based on the market value of the Company's servicing portfolio, the particular servicing portfolios the Company elects to sell and the availability of similar portfolios in the market. Due to the Company's position in and knowledge of the market, the Company will at times pursue opportunistic sales of MSRs.

Loan Origination. Loan origination income increased $837,000, or 29.2%, to $3.7 million for the six months ended June 30, 1999 as compared to $2.9 million for the six months ended June 30, 1998. The increase resulted from differences in the pricing of loans originated, as well as increased refinance income received, which offset the decrease in wholesale production to $259.7 million for the six months ended June 30, 1999 as compared to $284.0 million for the six months ended June 30, 1998.

Other Income. Other income increased $4.9 million, or 175.6%, to $7.7 million for the six months ended June 30, 1999 as compared to $2.8 million for the six months ended June 30, 1998. The increase in other income for the six month period ended June 30, 1999 was partially driven by increased revenues from UCM, USS and ABS. In combination, these subsidiaries accounted for over 50.0% of the total increase. The remainder of the increase pertains to various financing transactions and service fees earned by Matrix Financial and Matrix Bank.

Noninterest Expense. Noninterest expense increased $10.8 million, or 45.3%, to $34.7 million for the six months ended June 30, 1999 as compared to $23.9 million for the six months ended June 30, 1998. This increase was primarily due to increases in the amortization of MSRs and growth and expansion of the Company. The following table details the major components of noninterest expense for the periods indicated:

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                            ------------------------------------
                                                                                   1999                1998
                                                                                ------------        ------------
                                                                                        (In thousands)

  Compensation and employee benefits........................................    $     14,183        $     10,367
  Amortization of mortgage servicing rights.................................           9,410               3,856
  Occupancy and equipment...................................................           1,756               1,423
  Postage and communication.................................................           1,275               1,206
  Professional fees.........................................................             798                 626
  Data processing...........................................................             703                 710
  Other general and administrative..........................................           6,550               5,676
                                                                                ------------        ------------
     Total..................................................................    $     34,675        $     23,864
                                                                                ============        ============

Compensation and employee benefits increased $3.8 million, or 36.8%, to $14.2 million for the six months ended June 30, 1999 as compared to $10.4 million for the six months ended June 30, 1998. This increase was primarily the result of growth at all of the Company's subsidiaries, most predominately, however, were the additions due to ABS and the growth at Matrix Financial and Sterling Trust. Also, incentive compensation was higher between the two periods for several of the Company's subsidiaries.

Amortization of mortgage servicing rights increased $5.5 million, or 144.0% to $9.4 million for the six months ended June 30, 1999 as compared to $3.9 million for the six months ended June 30, 1998. Amortization of mortgage servicing rights fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The Company's prepayment rates on its servicing portfolio averaged 25.7% for the six months ended June 30, 1999 as compared to 19.3% for the six months ended June 30, 1998.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other expenses increased $1.5 million, or 14.9%, to $11.1 million for the six months ended June 30, 1999 as compared to $9.6 million for the six months ended June 30, 1998. The increase was primarily attributable to the growth and expansion discussed above.

Provision for Income Taxes.   The provision for income taxes increased by
$222,000 to $2.9 million for the six months ended June 30, 1999 as compared to $2.7 million for the six months ended June 30, 1998. The increase in pretax income was offset by a reduction in the effective tax rate to 35.4% for the six months ended June 30, 1999 as compared to 37.2% for the six months ended June 30, 1998. The decrease in the effective tax rate was the result of the origination and ownership of tax-exempt leases by the Company.

Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated, information regarding the Company's average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields and costs. Average interest rate information for the quarters and six months ended June 30, 1999 and 1998 have been annualized. Ratio, yield and rate information is based on daily averages where available; otherwise, average monthly balances have been used. Nonaccrual loans have been included in the calculation of average balances for loans for the periods indicated.

                                                                  Quarter Ended
                                                                    June 30,
                                    -------------------------------------------------------------------------
                                                     1999                                  1998
                                    -----------------------------------     ---------------------------------
                                    Average                     Average     Average                   Average
                                    Balance        Interest     Rate        Balance      Interest     Rate
                                    ----------     --------     -------     --------     --------     -------
ASSETS                                                         (Dollars in thousands)
Interest-earning assets:
  Loans, net......................  $  822,798     $16,870         8.20%    $641,576     $13,576         8.46%
  Interest-earning deposits.......      13,725         120         3.50        9,651         109         4.52
  FHLB stock......................      15,857         207         5.22        8,968         134         5.98
                                    ----------     -------      -------     --------     -------       ------
    Total interest-earning assets.     852,380      17,197         8.07      660,195      13,819         8.37

Noninterest-earning assets:
  Cash............................      22,384                                12,871
  Allowance for loan and valuation
    losses........................      (4,195)                               (2,047)
  Premises and equipment..........      10,778                                 9,735
  Other assets....................     133,590                                84,714
                                    ----------                              --------
    Total noninterest-earning
     assets.......................     162,557                               105,273
                                    ----------                              --------

    Total assets..................  $1,014,937                              $765,468
                                    ==========                              ========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Passbook accounts...............  $    2,728          24         3.52     $  2,772          25         3.61
  Money market and NOW accounts        235,827       1,781         3.02      123,974         941         3.04
  Certificates of deposit.........     264,009       3,384         5.13      207,460       2,888         5.57
  FHLB borrowings.................     121,001       1,490         4.93      134,967       1,824         5.41
  Borrowed money..................     168,911       3,414         8.09      128,919       2,630         8.16
                                    ----------     -------      -------     --------     -------       ------
    Total interest-bearing
     liabilities..................     792,476      10,093         5.09      598,092       8,308         5.56
                                    ----------     -------      -------     --------     -------       ------

Noninterest-bearing liabilities:
  Demand deposits (including
    custodial escrow balances)....     150,989                               104,795
  Other liabilities...............      18,579                                19,039
                                    ----------                              --------
    Total noninterest-bearing
     liabilities                       169,568                               123,834
Shareholders' equity..............      52,893                                43,542
                                    ----------                              --------

Total liabilities and
 shareholders' equity.............  $1,014,937                              $765,468
                                    ==========                              ========
Net interest income before
  provision for loan and valuation
  losses..........................                 $ 7,104                               $ 5,511
                                                   =======                               =======
Interest rate spread..............                                 2.98%                                 2.81%
                                                                =======                                ======
Net interest margin...............                                 3.33%                                 3.34%
                                                                =======                                ======
Ratio of average interest-earning
  assets to average
  interest-bearing liabilities....                               107.56%                               110.38%
                                                                =======                                ======


                                                                  Six Months Ended
                                                                      June 30,
                                    -------------------------------------------------------------------------
                                                     1999                                  1998
                                    -----------------------------------     ---------------------------------
                                    Average                     Average     Average                   Average
                                    Balance        Interest     Rate        Balance      Interest     Rate
                                    ----------     --------     -------     --------     --------     -------
ASSETS                                                         (Dollars in thousands)
Interest-earning assets:
  Loans, net......................  $  828,429     $ 34,108        8.23%    $590,730     $ 24,877        8.42%
  Interest-earning deposits.......      15,608          274        3.51       13,007          259        3.98
  FHLB stock......................      15,752          420        5.33        9,050          269        5.95
                                    ----------     --------     -------     --------     --------      ------
    Total interest-earning assets.     859,789       34,802        8.10      612,787       25,405        8.29

Noninterest-earning assets:
  Cash............................      20,146                                10,134
  Allowance for loan and valuation
    losses........................      (3,839)                               (1,946)
  Premises and equipment..........      10,667                                 9,404
  Other assets....................     130,468                                76,110
                                    ----------                              --------
    Total noninterest-earning
     assets.......................     157,442                                93,702
                                    ----------                              --------

    Total assets..................  $1,017,231                              $706,489
                                    ==========                              ========

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Passbook accounts...............  $    2,760           48        3.48     $  2,826           53        3.75
  Money market and NOW accounts        252,370        3,944        3.13      120,205        1,778        2.96
  Certificates of deposit.........     248,009        6,392        5.16      174,325        4,887        5.61
  FHLB borrowings.................     138,136        3,388        4.91      138,287        3,788        5.48
  Borrowed money..................     170,727        6,698        7.85      124,267        5,099        8.21
                                    ----------     --------     -------     --------     --------      ------
    Total interest-bearing
     liabilities..................     812,002       20,470        5.04      559,910       15,605        5.57
                                    ----------     --------     -------     --------     --------      ------

Noninterest-bearing liabilities:
  Demand deposits (including
    custodial escrow balances)....     132,192                                88,278
  Other liabilities...............      21,319                                15,932
                                    ----------                              --------
    Total noninterest-bearing
     liabilities                       153,511                               104,210
Shareholders' equity..............      51,718                                42,369
                                    ----------                              --------

Total liabilities and
 shareholders' equity.............  $1,017,231                              $706,489
                                    ==========                              ========
Net interest income before
  provision for loan and valuation
  losses..........................                 $ 14,332                              $  9,800
                                                   ========                              ========
Interest rate spread..............                                 3.06%                                 2.72%
                                                                =======                                ======
Net interest margin...............                                 3.33%                                 3.20%
                                                                =======                                ======
Ratio of average interest-earning
  assets to average
  interest-bearing liabilities....                               105.89%                               109.44%
                                                                =======                                ======

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

                                                        Quarter Ended                            Six Months Ended
                                                            June 30,                                 June 30,
                                                          1999 vs 1998                             1999 vs 1998
                                        ---------------------------------------------    -------------------------------------------
                                                                      Increase (Decrease) Due to Change in
                                        -------------------------------------------------------------------------------

                                             Volume            Rate           Total         Volume            Rate           Total
                                        --------------      ---------     -----------    --------------      ---------     --------
                                                                           (In thousands)
Interest-earning assets:
  Loans, net                            $        3,835      $    (541)    $     3,294    $       10,010      $    (779)    $  9,231
  Interest-earning deposits                         46            (35)             11                52            (37)          15
  FHLB stock                                       103            (30)             73               199            (48)         151
                                        --------------      ---------     -----------    --------------      ---------     --------
     Total interest-earning
       assets                                    3,984           (606)          3,378            10,261           (864)       9,397


Interest-bearing
 liabilities:
  Passbook accounts                                  -             (1)             (1)               (1)            (4)          (5)
  Money market and NOW accounts                    849             (9)            840             1,955            211        2,166
  Certificates of deposit                          787           (291)            496             2,066           (561)       1,505
  FHLB borrowings                                 (189)          (145)           (334)               (4)          (396)        (400)
  Borrowed money                                   816            (32)            784             1,906           (307)       1,599
                                        --------------      ---------     -----------    --------------      ---------     --------
    Total interest-bearing liabilities           2,263           (478)          1,785             5,922         (1,057)       4,865
                                        --------------      ---------     -----------    --------------      ---------     --------

Change in net interest income before
  provision for loan and valuation
  losses                                $        1,721      $    (128)    $     1,593    $        4,339      $     193     $  4,532
                                        ==============      =========     ===========    ==============      =========     ========

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

                                                          June 30, 1999              December 31, 1998                  June 30,
                                                                                                                          1998
                                                        ---------------             ------------------             ----------------
                                                                                  (Dollars in thousands)
Nonaccrual mortgage loans.........................      $         6,888             $            8,208             $          7,076
Nonaccrual commercial loans and direct financing
 leases...........................................                6,972                          4,349                            -
Nonaccrual consumer loans.........................                  164                            652                          168
                                                        ---------------             ------------------            -----------------
 Total nonperforming loans........................               14,024                         13,209                        7,244
Foreclosed real estate............................                1,571                            916                          865
                                                        ---------------             ------------------            -----------------
 Total nonperforming assets.......................      $        15,595             $           14,125             $          8,109
                                                        ===============             ==================            =================

 Total nonperforming loans to total loans..........                1.67%                          1.55%                        1.04%
                                                        ===============             ==================            =================
 Total nonperforming assets to total assets........                1.51%                          1.39%                       0.97%
                                                        ===============             ==================            =================
Ratio of allowance for loan and valuation losses
 to total nonperforming loans.....................                32.16%                         28.09%                       30.98%
                                                        ===============             ==================            ================


As of June 30, 1999, the Company had approximately $102,000 of non-government accruing loans that were contractually past due 90 days or more. The Company accrues for government-sponsored loans such as FHA insured and VA guaranteed loans that are past due 90 or more days, as the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $170.7 million at June 30, 1999. A significant portion of these loans are serviced by a third party who is required to remit monthly interest regardless of whether it is collected. At June 30, 1999, $6.4 million, or 46.0%, of the nonaccrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale". Total loans held for sale at June 30, 1999 were $730.5 million, of which $13.3 million, or 1.8%, were nonaccrual loans. Against the loans held for sale, the Company has $3.5 million of purchase discounts.

The increases in nonaccrual commercial loans and direct financing leases at December 31, 1998 and June 30, 1999 were caused by tax-exempt lease financing originated by the Company for charter schools for the purchase of real estate and equipment. These leases are classified by the Company as held for sale. Due to enrollment issues and the timing of receipt state funding, some of the leases originated have been placed on nonaccrual status. The schools receive state funding based on their fiscal year, which typically begins on July 1. With the funding scheduled to begin with the start of a new fiscal year, it is anticipated that a portion of the schools will have the ability to bring their leases current.

The percentage of the allowance for loan losses to nonaccrual loans varies widely due to the nature of the Company's portfolio of loans. The Company analyzes the collateral for each nonperforming loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "--Comparison of Results of Operations for the Quarters Ended June 30, 1999 and 1998."

Liquidity and Capital Resources

Liquidity represents the ability of the Company to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

On July 30, 1999, the Company, through Matrix Bancorp Capital Trust I, completed a registered offering of $27.5 million in 10% Trust Preferred Securities ("Preferred Securities") due September 30, 2029, raising net proceeds of approximately $26.0 million. Cumulative cash distributions on the Preferred Securities are payable at an annual rate of 10% of the $25 liquidation amount of each Preferred Security. Distributions began to accumulate on July 30, 1999 and are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on September 30, 1999.

On June 30, 1999, the Company amended its bank stock loan agreement. The amended bank stock loan has two components, a $10.0 million term loan and a revolving line of credit of $10.0 million. As of July 1, 1999, the balance of the term loan and the revolving line of credit were $10.0 million and $7.5 million, respectively. The amended bank stock loan requires the Company to maintain total shareholders' equity of the greater of $40.0 million, or 90% of actual net worth at the end of the most recent fiscal year, plus 50% of cumulative net income after the end of the most recent fiscal year, plus 90% of all contributions made to shareholders' equity after the closing date; and total adjusted debt to net worth less than 4:1.

The trend of net cash used by the Company's operating activities results primarily from growth at Matrix Bank in its residential loan purchasing activity. The Company anticipates the trend of a net use of cash from operations to continue for the foreseeable future. This anticipation results from the expected growth at Matrix Bank, which management believes will consist primarily of increased activity in the purchasing of loan and mortgage servicing portfolios.

The Company anticipates that the growth at Matrix Bank (discussed above) and its lending, investing and other general activities will be funded through retail deposits, custodial escrow deposits, directed trust deposits, brokered deposits, FHLB borrowings and the holding company's recent Preferred Securities offering; many of which are already a primary source of funds for Matrix Bank. Contractual loan payments and deposit inflows and outflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLB as its primary source for borrowings. At June 30, 1999, Matrix Bank had overnight borrowings from the FHLB of $115.5 million. The directed trust deposits generated from the Company's trust administration services fluctuate based on the trust assets under administration, and to a lesser extent, the general economic conditions. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance.

Matrix Bank, a well capitalized institution, had a leverage capital ratio of 6.4% at June 30, 1999. This exceeded the well capitalized leverage capital requirement of 5.0% of adjusted assets by $12.0 million. Matrix Bank's risk-based capital ratio was 11.9% at June 30, 1999, which currently exceeds the well capitalized risk-based capital requirement of 10.0% of risk weighted assets by $9.4 million.

Effective July 30, 1999, Matrix Financial amended its Loan Agreement for the funding of its servicing acquisition, loan origination and working capital needs. The terms and conditions of the new Loan Agreement are very similar to the previous agreement, except under the new Loan Agreement, the $10.0 million discretionary overline facility has been eliminated.

The Company's principal source of funding for its servicing acquisition activities consists of a line of credit facility provided to Matrix Financial by unaffiliated financial institutions. As of June 30, 1999, Matrix Financial's servicing acquisition facility aggregated $45.0 million, of which $2.3 million was available to be utilized after deducting drawn amounts. It is anticipated that the Company will increase the line of credit facility for servicing acquisition activities as needed.

The Company's principal source of funding for its loan origination business consists of a warehouse line of credit and a sale/repurchase facility provided to Matrix Financial by unaffiliated financial institutions. As of June 30, 1999, Matrix Financial's warehouse line of credit facility aggregated $120.0 million, of which $81.4 million was available to be utilized. Matrix Financial also has a $25.0 million sale/repurchase facility with a third party financial institution.

The Company's principal source of funding for the working capital needs of Matrix Financial consists of working capital facilities provided to Matrix Financial by unaffiliated financial institutions. As of June 30, 1999, Matrix Financial's working capital facilities aggregated $10.0 million, of which $9.8 million was available.

The Company's principal source of funding for direct financing leases is a line of credit facility and a partnership trust with an unaffiliated financial institution. Amounts available under the line of credit facility and the partnership trust are at the lender's sole discretion.

In the ordinary course of business, the Company makes commitments to originate residential mortgage loans and holds originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the loans being held for delivery. The Company mitigates this risk through the use of mandatory and nonmandatory forward commitments to sell loans. As of June 30, 1999, the Company had $76.3 million in pipeline and funded loans offset with mandatory forward commitments of $51.1 million and nonmandatory forward commitments of $8.5 million. The inherent value of the forward commitments is considered in the determination of the lower of cost or market for such loans.

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

 . Renovation - The process of modifying, reengineering and retiring non-compliant information systems, applications, vendors, third party service providers and non-information systems based on the information learned during the assessment phase.



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


The current Year 2000 progress of Sterling Trust, Matrix Bank and Matrix Financial is seen in the following tables:

                                                                 Sterling Trust Year 2000 Progress
                            --------------------------------------------------------------------------------------------------------
                                Awareness            Assessment           Renovation           Validation           Implementation
                            ---------------      ---------------      ---------------      ---------------      --------------------

Information Systems.........            100%                 100%                 100%                  50%                     85%
  Estimated completion date.             --                   --                   --              8/15/99                 8/15/99
Non-information systems.....            100%                 100%                 100%                 100%                    100%
  Estimated completion date.             --                   --                   --                   --                      --
Third parties...............            100%                 100%                 100%                  25%                    100%
  Estimated completion date.             --                   --                   --              8/15/99                      --

                                                                  Matrix Bank Year 2000 Progress
                            --------------------------------------------------------------------------------------------------------
                                Awareness            Assessment           Renovation           Validation           Implementation
                            ---------------      ---------------      ---------------      ---------------      --------------------

Information Systems.........            100%                 100%                 100%                 100%                     100%
  Estimated completion date.             --                   --                   --                   --                       --
Non-information systems.....            100%                 100%                 100%                  95%                      95%
  Estimated completion date.             --                   --                   --              9/30/99                  9/30/99
Third parties...............            100%                 100%                 100%                 100%                     100%
  Estimated completion date.             --                   --                   --                   --                       --

                                                                Matrix Financial Year 2000 Progress
                            --------------------------------------------------------------------------------------------------------
                                Awareness            Assessment           Renovation           Validation           Implementation
                            ---------------      ---------------      ---------------      ---------------      --------------------

Information Systems.........            100%                 100%                 100%                 100%                      90%
  Estimated completion date.             --                   --                   --                   --                  8/31/99
Non-information systems.....            100%                 100%                 100%                 100%                     100%
  Estimated completion date.             --                   --                   --                   --                       --
Third parties...............            100%                  90%                  90%                  90%                      90%
  Estimated completion date.             --              8/31/99              8/31/99              8/31/99                  8/31/99

The current progress of the remaining companies is seen in the following table.

                                                              Remaining Companies' Year 2000 Progress
                            --------------------------------------------------------------------------------------------------------
                                Awareness            Assessment           Renovation           Validation           Implementation
                            ---------------      ---------------      ---------------      ---------------      --------------------

Information Systems.........            100%                  90%                  85%                  50%                      75%
  Estimated completion date.             --              8/15/99              8/15/99              8/31/99                  8/31/99
Non-information systems.....            100%                 100%                 100%                 100%                      90%
  Estimated completion date.             --                   --                   --                   --                  8/31/99
Third parties...............            100%                 100%                 100%                 100%                      90%
  Estimated completion date.             --                   --                   --                   --                  8/31/99

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

For the remaining companies, the worst case scenarios involve the following issues: for Matrix Bancorp, United Financial and United Capital Markets validation of compliant Year 2000 systems and applications is not complete. Therefore, it is possible that systems and applications that have been represented to the Company as compliant by vendors may not work. If the validation phase is not completed on these items, the Company will have no assurance of these systems' and applications' compliance, and as such, may have inoperable programs, which could significantly affect aspects of the Company's business. The database used by USS for tracking its properties under management is undergoing the renovation process, after which it will need to be tested. If this process is not completed, it will be uncertain as to whether USS would be able to continue to accurately track its properties under management, which could significantly affect its business.

The Company anticipates that the total costs associated with Year 2000 compliance will not exceed $400,000; as such, Year 2000 compliance is not expected to have a material effect on the Company's results of operations. Most of the costs associated with the Year 2000 issue will be expensed as incurred; however, any costs attributable to the purchase of new software will be capitalized. Through June 30, 1999, the Company had expensed approximately $186,000 for costs associated with Year 2000 compliance. The costs of the Year 2000 project and the deadlines by which the Company believes that it will progress through the various phases of the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Management presently believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, if the required modifications or replacements are not made, or are not completed in a timely manner, the Year 2000 could have a material impact on the operations of the Company. Additionally, despite the Company's efforts to verify the Year 2000 compliance of third parties, there can be no guarantee that the systems of other companies on which the Company relies will be converted timely and will not have an adverse effect on the Company or its systems.


                          Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On May 14, 1999, the Company held its Annual Meeting of Shareholders ( the "Annual Meeting"). At the Annual Meeting, the shareholders re-elected Mssrs. Schmitz and Spencer; Mssrs. Skiba, Frank, Gibson, Kloos and Piercy continued in office as directors of the Company. One other motion was voted upon at the meeting. The other motion was to ratify the appointment of Ernst & Young LLP as independent auditors for the Company for the 1999 fiscal year. With regard to this motion, 6,051,462 of the shares entitled to vote were in favor of this motion, with 1,525 against, and 2,000 abstentions.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

*10.1 Seventh Amendment to Credit Agreement, dated as of June 30, 1999, between Matrix Bancorp, Inc., as borrower, Bank One, Texas, N.A., as existing and resigning agent, and U.S. Bank National Association, as successor agent for lenders

*10.2 Term Note, dated as of June 30, 1999, from Matrix Bancorp, Inc., as borrower, to U.S. Bank National Association, as lender

*10.3 Term Note, dated as of June 30, 1999, from Matrix Bancorp, Inc., as borrower, to Bank One, Texas, N.A., as lender

*10.4 Term Note, dated as of June 30, 1999, from Matrix Bancorp, Inc., as borrower, to Residential Funding Corporation, as lender

*10.5 Revolving Note, dated as of June 30, 1999, from Matrix Bancorp, Inc., as borrower, to U.S. Bank National Association, as lender

*10.6 Revolving Note, dated as of June 30, 1999, from Matrix Bancorp, Inc., as borrower, to Bank One, Texas, N.A., as lender

*10.7 Revolving Note, dated as of June 30, 1999, from Matrix Bancorp, Inc., as borrower, to Residential Funding Corporation, as lender

*10.8 Tenth Amendment to Amended and Restated Loan Agreement, dated as of June 30, 1999, between Matrix Financial Services Corporation, as borrower, Bank One, Texas, N.A., as agent, and certain lenders, as lenders

*10.9 Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing, dated as of March 25, 1999, between Registrant, as trustor, Sidney N. Mendelsohn, Jr., as trustee, and The Ohio National Life Insurance Company, as beneficiary

*10.10 Promissory Note Secured by Deed of Trust, dated as of March 25, 1999, between Registrant, as maker, to the Ohio National Life Insurance Company, as holder

*   27    Financial Data Schedule

(b)  Reports on Form 8-K

None.


______________________
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     MATRIX BANCORP, INC.



Dated:               August 3, 1999              /s/ Guy A. Gibson
        --------------------------------------       --------------------------
                                                     Guy A. Gibson
                                                     President and
                                                     Chief Executive Officer
                                                     (Principal Executive
                                                     Officer)


Dated:               August 3, 1999              /s/ David W. Kloos
        --------------------------------------       --------------------------
                                                     David W. Kloos Senior
                                                     Vice President and Chief
                                                     Financial Officer
                                                     (Principal Accounting
                                                     and Financial Officer)