Form 10-Q
period 1999-09-30
MATRIX BANCORP INC
filed 1999-11-12
CIK 944725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on November 8, 1999 was 6,729,911 shares.

                               TABLE OF CONTENTS


                        PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets
             September 30, 1999 (unaudited) and December 31, 1998...............................................  3

          Condensed Consolidated Statements of Income
             Quarters and nine months ended September 30, 1999 and 1998 (unaudited).............................  4

          Condensed Consolidated Statements of Changes in Shareholders' Equity
             Nine months ended September 30, 1999 and 1998 (unaudited)..........................................  5

          Condensed Consolidated Statements of Cash Flows
             Nine months ended September 30, 1999 and 1998 (unaudited)..........................................  6

          Notes to Unaudited Condensed Consolidated Financial Statements........................................  7

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations..............................................................................  11

                          PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings....................................................................................  23

ITEM 6.    Exhibits and Reports on Form 8-K.....................................................................  23

SIGNATURES......................................................................................................  24

                        Part I - Financial Information

Item 1.  Financial Statements

                             Matrix Bancorp, Inc.
                     Condensed Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                              September 30,    December 31,
                                                                                 1999             1998
                                                                              -------------    ------------
Assets                                                                          (unaudited)
Cash.....................................................................     $     13,078     $     18,665
Interest-earning deposits................................................           17,210            8,120
Loans held for sale, net.................................................          770,012          754,226
Loans held for investment, net...........................................          117,020           94,222
Mortgage servicing rights, net...........................................           67,498           58,147
Other receivables........................................................           41,971           40,018
Federal Home Loan Bank of Dallas stock...................................           10,634           15,643
Premises and equipment, net..............................................           10,660           10,328
Other assets.............................................................           11,732           13,271
                                                                              ------------     ------------
            Total assets.................................................     $  1,059,815     $  1,012,640
                                                                              ============     ============
Liabilities and shareholders' equity
Liabilities:
 Deposits................................................................     $    517,094     $    490,516
 Custodial escrow balances...............................................          108,159           96,824
 Drafts payable..........................................................            4,019            5,423
 Payable for purchase of mortgage servicing rights.......................            6,766           12,103
 Federal Home Loan Bank of Dallas borrowings.............................          210,517          168,000
 Borrowed money..........................................................          146,320          178,789
 Other liabilities.......................................................            8,419           11,283
 Income taxes payable....................................................            1,021              348
                                                                              -------------    ------------
            Total liabilities............................................        1,002,315          963,286

Commitments and contingencies

Shareholders' equity:
 Preferred stock, par value $.0001; authorized 5,000,000 shares; no shares outstanding.....................................................
 Common stock, par value $.0001; authorized 50,000,000 shares; issued and outstanding 6,729,911 and 6,723,911 at September 30, 1999 and
  December 31, 1998, respectively........................................                1                1
 Additional paid in capital..............................................           22,481           22,416
 Retained earnings.......................................................           35,018           26,937
                                                                              ------------     ------------
            Total shareholders' equity...................................           57,500           49,354
                                                                              ------------     ------------
            Total liabilities and shareholders' equity...................     $  1,059,815     $  1,012,640
                                                                              ============     ============

See accompanying notes.

                             Matrix Bancorp, Inc.
                  Condensed Consolidated Statements of Income
              (Dollars in thousands except per share information)

                                  (unaudited)

                                                                  Quarter Ended             Nine Months Ended
                                                                  September 30,               September 30,
                                                               1999          1998          1999          1998
                                                           -----------   -----------   -----------   -----------
Interest income
 Loans..................................................   $    17,425   $    16,323   $    51,533   $    41,200
 Interest-earning deposits..............................           276           301           970           829
                                                           -----------   -----------   -----------   -----------
  Total interest income.................................        17,701        16,624        52,503        42,029

Interest expense
 Deposits...............................................         5,401         4,431        15,785        11,149
 Borrowings.............................................         5,146         5,256        15,232        14,143
                                                           -----------   -----------   -----------   -----------
  Total interest expense................................        10,547         9,687        31,017        25,292
                                                           -----------   -----------   -----------   -----------
 Net interest income before provision for loan and
  valuation losses......................................         7,154         6,937        21,486        16,737
 Provision for loan and valuation losses..............             700           492         2,050         1,480
                                                           -----------   -----------   -----------   -----------
 Net interest income....................................         6,454         6,445        19,436        15,257

Non-interest income
 Loan administration....................................         6,133         4,570        17,026        12,900
 Brokerage..............................................         1,731         1,981         5,149         5,522
 Trust services.........................................         1,189         1,001         3,678         3,092
 Gain on sale of loans..................................           973           143         2,663         1,947
 Gain on sale of mortgage servicing rights..............             -             -             -             -
 Loan origination.......................................         1,128         1,708         4,834         4,577
 Other..................................................         3,931         1,923        11,628         4,750
                                                           -----------   -----------   -----------   -----------
  Total non-interest income.............................        15,085        11,326        44,978        33,591

Non-interest expense
 Compensation and employee benefits.....................         7,351         5,374        21,533        15,741
 Amortization of mortgage servicing rights..............         3,755         3,185        13,165         7,041
 Occupancy and equipment................................         1,011           824         2,767         2,247
 Postage and communication..............................           679           543         1,954         1,748
 Professional fees......................................           464           580         1,263         1,205
 Data processing........................................           448           331         1,152         1,041
 Other general and administrative.......................         3,383         2,965         9,933         8,643
                                                           -----------   -----------   -----------   -----------
  Total non-interest expense............................        17,091        13,802        51,767        37,666
                                                           -----------   -----------   -----------   -----------
  Income before income taxes............................         4,448         3,969        12,647        11,182
 Provision for income taxes.............................         1,662         1,432         4,566         4,114
                                                           -----------   -----------   -----------   -----------
  Net income............................................   $     2,786   $     2,537   $     8,081   $     7,068
                                                           ===========   ===========   ===========   ===========
Net income per share....................................   $       .41   $       .38   $      1.20   $      1.05
                                                           ===========   ===========   ===========   ===========
Net income per share assuming dilution..................   $       .41   $       .37   $      1.18   $      1.02
                                                           ===========   ===========   ===========   ===========
Weighted average shares.................................     6,729,911     6,705,234     6,727,517     6,704,717
                                                           ===========   ===========   ===========   ===========
Weighted average shares assuming dilution...............     6,835,580     6,890,091     6,840,071     6,908,192
                                                           ===========   ===========   ===========   ===========

See accompanying notes.

                             Matrix Bancorp, Inc.
           Condensed Consolidated Statements of Shareholders' Equity
                            (Dollars in thousands)

                                  (unaudited)

                                                                 Additional
                                              Common Stock          Paid In        Retained
                                          ----------------------
                                           Shares       Amount      Capital        Earnings        Total
                                          ---------  ---------    -------------    -----------     ---------
Nine Months Ended
September 30, 1999
-------------------------------------
Balance at December 31, 1998.........     6,723,911  $       1    $      22,416    $    26,937     $  49,354
Exercise of stock options............         6,000          -               65              -            65
Net income...........................             -          -                -          8,081         8,081
                                          ---------  ---------    -------------    -----------     ---------
Balance at September 30, 1999........     6,729,911  $       1    $      22,481    $    35,018     $  57,500
                                          =========  =========    =============    ===========     =========

Nine Months Ended
September 30, 1998
-------------------------------------
Balance at December 31, 1997.........     6,703,880  $       1    $      22,185    $    18,424     $  40,610
Exercise of stock options............         1,725          -               21              -            21
Net income...........................             -          -                -          7,068         7,068
                                          ---------  ---------    -------------    -----------     ---------
Balance at September 30, 1998........     6,705,605  $       1    $      22,206    $    25,492     $  47,699
                                          =========  =========    =============    ===========     =========

See accompanying notes.

                             Matrix Bancorp, Inc.
                Condensed Consolidated Statements of Cash Flows
                            (Dollars in thousands)
                                  (unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                         1999          1998
                                                                                      ----------    ----------
Operating activities
Net income.........................................................................   $    8,081    $    7,068
Adjustments to reconcile net income to net cash used by operating activities:
 Depreciation and amortization.....................................................        3,755         1,431
 Provision for loan and valuation losses...........................................        2,050         1,480
 Amortization of mortgage servicing rights.........................................       13,165         7,041
 Gain on sale of loans.............................................................       (2,663)       (1,947)
 Gain on sale of mortgage servicing rights, net....................................            -          (803)
 Loans originated for sale, net of loans sold......................................       66,254       (78,836)
 Loans purchased for sale..........................................................     (382,741)     (409,045)
 Proceeds from sale of loans purchased for sale....................................      135,292       156,340
 Originated mortgage servicing rights, net.........................................       (1,194)         (380)
 Decrease (increase) in other receivables and other assets.........................          627       (36,832)
 Increase (decrease) in other liabilities and income taxes payable.................       (2,191)        1,092
                                                                                      ----------    ----------
Net cash used by operating activities..............................................     (159,565)     (353,391)

Investing activities
Loans originated and purchased for investment......................................      (77,952)      (61,130)
Principal repayments on loans......................................................      217,818       150,577
Redemption (purchase) of Federal Home Loan Bank of Dallas stock....................        5,009        (2,158)
Purchases of premises and equipment................................................       (1,897)       (2,649)
Acquisition of mortgage servicing rights...........................................      (26,659)      (21,471)
Proceeds from sale of mortgage servicing rights....................................          159         5,046
                                                                                      ----------    ----------
Net cash provided by investing activities..........................................      116,478        68,215

Financing activities
Net increase in deposits...........................................................       26,578       166,804
Net increase in custodial escrow balances..........................................       11,335        40,307
Increase (decrease) in revolving lines and repurchase agreements, net..............      (17,982)       78,206
Repayments of notes payable........................................................      (29,766)      (30,352)
Repayment of subordinated debt.....................................................       (2,910)            -
Proceeds from notes payable........................................................       33,304        61,359
Proceeds from issuance of trust preferred..........................................       26,064             -
Repayment of financing arrangements................................................          (98)         (122)
Proceeds from issuance of common stock related to employee stock option plan.......           65            21
                                                                                      ----------    ----------
Net cash provided by financing activities..........................................       46,590       316,223
                                                                                      ----------    ----------
Increase in cash and cash equivalents..............................................        3,503        31,047
Cash and cash equivalents at beginning of period...................................       26,785         9,633
                                                                                      ----------    ----------
Cash and cash equivalents at end of period.........................................   $   30,288    $   40,680
                                                                                      ==========    ==========

Supplemental disclosure of noncash activity
Payable for purchase of mortgage servicing rights..................................   $    6,766    $    7,278
                                                                                      ==========    ==========
Drafts payable.....................................................................   $    4,019    $    7,367
                                                                                      ==========    ==========

Supplemental disclosure of cash flow information
Cash paid for interest expense.....................................................   $   30,993    $   24,383
                                                                                      ==========    ==========
Cash paid for income taxes.........................................................   $    4,558    $    3,358
                                                                                      ==========    ==========

See accompanying notes.

                             Matrix Bancorp, Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements
                              September 30, 1999
                                  (unaudited)

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

2.   Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:

                                                          Quarter Ended                            Nine Months Ended
                                                          September 30,                               September 30,
                                                   1999                  1998                  1999                  1998
                                            ------------------     -----------------     -----------------     -----------------
                                                                            (Dollars in thousands)
Numerator:
  Net income available to common
    shareholders.......................     $            2,786     $           2,537     $           8,081     $           7,068
                                            ==================     =================     =================     =================

Denominator:
  Weighted average shares outstanding..              6,729,911             6,705,234             6,727,517             6,704,717
  Effect of dilutive securities:
    Common stock options...............                 96,647               156,388               101,528               171,629
    Common stock warrants..............                  9,022                28,469                11,026                31,846
                                            ------------------     -----------------     -----------------     -----------------
  Dilutive potential common shares.....                105,669               184,857               112,554               203,475
                                            ------------------     -----------------     -----------------     -----------------
  Denominator for net income per
    share assuming dilution............              6,835,580             6,890,091             6,840,071             6,908,192
                                            ==================     =================     =================     =================

                             Matrix Bancorp, Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements
                              September 30, 1999
                                  (unaudited)

3.   Mortgage Servicing Rights

The activity in the Mortgage Servicing Rights ("MSRs") is summarized as follows:

                                                      Nine Months Ended           Year Ended
                                                        September 30,             December 31,
                                                            1999                      1998
                                                     -------------------      --------------------
                                                                   (In thousands)
Balance at beginning of period...................    $            58,147      $             36,440
Purchases........................................                 21,322                    34,831
Originated, net..................................                  1,194                       (24)
Amortization.....................................                (13,165)                  (10,563)
Sales............................................                      -                    (2,537)
                                                     -------------------      --------------------
Balance at end of period.........................    $            67,498      $             58,147
                                                     ===================      ====================

Accumulated amortization of MSRs aggregated approximately $40.1 million and $26.9 million at September 30, 1999 and December 31, 1998, respectively. The Company's servicing portfolio (excluding subserviced loans) was comprised of the following:

                                                   September 30, 1999                      December 31, 1998
                                             --------------------------------      ----------------------------------
                                                                 Principal                               Principal
                                                 Number           Balance              Number             Balance
                                                of Loans        Outstanding           of Loans          Outstanding
                                             ------------      --------------      --------------     ---------------
                                                                    (Dollars in thousands)
Freddie Mac...............................         19,467      $    1,262,429              19,227     $     1,221,074
Fannie Mae................................         42,564           2,621,040              23,198           1,419,345
GNMA......................................         15,221             674,929              17,552             838,081
Other VA, FHA and conventional loans......         19,262           1,615,491              18,369           1,879,229
                                             ------------      --------------      --------------     ---------------
                                                   96,514      $    6,173,889              78,346     $     5,357,729
                                             ============      ==============      ==============     ===============

The Company's custodial escrow balances shown in the accompanying condensed consolidated balance sheets at September 30, 1999 and December 31, 1998 pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced by the Company.

4.   Deposits

Deposit account balances are summarized as follows:

                                         September 30, 1999                           December 31, 1998
                              ----------------------------------------     ----------------------------------------
                                                              Weighted                                     Weighted
                                                               Average                                      Average
                               Amount         Percent           Rate        Amount         Percent           Rate
                              --------       ---------        --------     --------       ---------        --------
                                                              (Dollars in thousands)
Passbook accounts.....        $  2,780            0.54%           3.49%    $  2,830            0.58%           3.58%
NOW accounts..........          38,339            7.41            1.36       42,178            8.60            1.63
Money market accounts.         144,036           27.86            3.13      170,957           34.85            3.13
                              --------       ---------        --------     --------       ---------        --------
                               185,155           35.81            2.83      215,965           44.03            2.84
Certificate accounts..         331,939           64.19            5.17      274,551           55.97            5.52
                              --------       ---------        --------     --------       ---------        --------
                              $517,094          100.00%           4.03%    $490,516          100.00%           4.37%
                              ========       =========        ========     ========       =========        ========

                             Matrix Bancorp, Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements
                              September 30, 1999
                                  (unaudited)

4.   Deposits (continued)

At September 30, 1999 and December 31, 1998, brokered deposits accounted for approximately $201.6 million and $148.7 million, respectively, of the total certificate accounts shown above. Additionally, included in money market accounts is approximately $9.6 million and $47.1 million at September 30, 1999 and December 31, 1998, respectively, from a third party title company.

5.   Commitments and Contingencies

At September 30, 1999, the Company had $61.8 million in pipeline and funded loans offset with mandatory forward commitments of $41.8 million and nonmandatory forward commitments of $7.7 million.

As of September 30, 1999, the Company had identified and hedged approximately $585 million of its mortgage servicing portfolio using a program of exchange-traded future and options. At September 30, 1999, the net realized deferred losses and the unrealized deferred losses of the open positions was approximately $2.5 million.

6.   Segment Information

                                                                                               Servicing
                                           Traditional                Mortgage               Brokerage and
                                             Banking                  Banking                  Consulting
                                        -------------------      -------------------      -------------------
                                                                     (In thousands)
Quarter ended
September 30, 1999:
Revenues from external customers:
 Interest income.....................   $            15,601      $             1,024      $                 -
 Non-interest income.................                 4,139                    5,403                    2,422

Intersegment revenues................                    41                      852                      210
Segment profit(loss).................                 7,270                   (1,071)                   1,078

Quarter ended
September 30, 1998:
Revenues from external customers:
 Interest income.....................   $            14,498      $             2,121      $                 -
 Non-interest income.................                   866                    5,814                    2,865

Intersegment revenues................                     -                      249                       31
Segment profit(loss).................                 5,346                     (600)                   1,228

Nine months ended
September 30, 1999:
Revenues from external customers:
 Interest income.....................   $            46,555      $             3,539      $                 -
 Non-interest income.................                 9,738                   18,579                    8,057

Intersegment revenues................                   119                    1,552                      662
Segment profit(loss).................                21,957                   (4,616)                   3,278

Nine months ended
September 30, 1998:
Revenues from external customers:
 Interest income.....................   $            36,247      $             5,764      $                 -
 Non-interest income.................                 4,871                   16,180                    7,360

Intersegment revenues................                     -                      787                      246
Segment profit(loss).................                14,004                     (819)                   3,328

                             Matrix Bancorp, Inc.
        Notes to Unaudited Condensed Consolidated Financial Statements
                              September 30, 1999
                                  (unaudited)

6.   Segment Information (continued)

                                                          Quarter Ended         Nine Months Ended
                                                          September 30,           September 30,
                                                      --------------------    --------------------
                                                        1999        1998        1999        1998
                                                      --------    --------    --------    --------
                                                                      (In thousands)
Profit:
Total profit for reportable segments...............   $  7,277    $  5,974    $ 20,619    $ 16,513
Other loss.........................................     (2,744)     (1,994)     (7,602)     (5,191)
Adjustment of intersegment loss in consolidation...        (85)        (11)       (370)       (140)
                                                      --------    --------    --------    --------
Income before income taxes.........................   $  4,448    $  3,969    $ 12,647    $ 11,182
                                                      ========    ========    ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's principal activities focus on traditional banking, mortgage banking and the administration of self-directed trust accounts. The Company's traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. The Company's mortgage banking activities consist primarily of purchasing and selling residential mortgage loans and residential mortgage servicing rights (MSRs); offering brokerage, consulting and analytic services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; originating residential mortgages; and providing real estate management and disposition services. The Company's trust activities focus primarily on the administration of self-directed individual retirement accounts, qualified retirement plans and custodial and directed trust accounts, as well as providing clearing and settlement services. These activities are conducted through the Company's primary operating subsidiaries, Matrix Capital Bank ("Matrix Bank"), Matrix Financial Services Corporation ("Matrix Financial"), Sterling Trust Company ("Sterling Trust"), United Financial, Inc. ("United Financial"), United Special Services, Inc. ("USS") and United Capital Markets, Inc. ("UCM").

The principal components of the Company's revenues consist primarily of net interest income recorded by Matrix Bank and Matrix Financial, loan administration fees generated by Matrix Financial and Matrix Bank, brokerage fees realized by United Financial, loan origination fees and gains on sales of mortgage loans and MSRs generated by Matrix Bank and Matrix Financial, trust service fees generated by Sterling Trust, consulting income earned by UCM and ABS School Management Services, L.L.C. ("ABS"), and service fee income earned by USS. The Company's results of operations are influenced by changes in interest rates and the effect of these changes on the interest spreads of the Company, the volume of loan originations, mortgage loan prepayments and the value of mortgage servicing portfolios.

Forward-Looking Information

Certain statements contained in this quarterly report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "predict," "believe," "plan," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this quarterly report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: third party claims or actions in relation to the ongoing or future bankruptcies filed by persons or entities such as MCA Mortgage Corp. or Harbor Financial Mortgage Corporation; interest rate fluctuations; level of delinquencies; defaults and prepayments; general economic conditions; competition; government regulation; possible future litigation; the actions or inactions of third parties (particularly of third party sources upon whom the Company is relying in connection with Year 2000 issues); unanticipated developments in connection with the design, implementation or completion of the Company's Year 2000 Plan (including, without limitation, the resignation or removal of the Company's Year 2000 Director, or any other key employees responsible for the Year 2000 Plan, or the misrepresentation by a third party source upon whom the Company is dependent as to the status of their Year 2000 readiness, progress or compliance); the risks and uncertainties discussed elsewhere in this quarterly report and in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 1999; and the uncertainties set forth from time to time in the Company's periodic reports, filings and other public statements.

Comparison of Results of Operations for the Quarters Ended September 30, 1999 and 1998

Net Income; Return on Average Equity. Net income increased $249,000, or 9.8%, to $2.8 million, or $.41 per diluted share, for the quarter ended September 30, 1999 as compared to $2.5 million, or $.37 per diluted share, for the quarter ended September 30, 1998. Returns on average equity were 19.9% and 21.9% for the quarters ended September 30, 1999 and 1998, respectively.

Net Interest Income. Net interest income before provision for loan and valuation losses increased $217,000 to $7.2 million for the quarter ended September 30, 1999 as compared to $6.9 million for the quarter ended September 30, 1998. The Company's net interest margin decreased to 3.36% for the quarter ended September 30, 1999 from 3.64% for the quarter ended September 30, 1998. Interest rate spread decreased to 2.85% for the quarter ended September 30, 1999 from 3.13% for the quarter ended September 30, 1998. The increase in net interest income before provision for loan and valuation losses was attributable to: an 11.7% increase in the Company's average loan balance to $827.4 million for the quarter ended September 30, 1999 from $740.6 million for the quarter ended September 30, 1998, and a decrease in the cost of interest-bearing liabilities to 5.47% for the quarter ended September 30, 1999 as compared to 5.59% for the quarter ended September 30, 1998. The above were offset by a 11.4% increase in average interest-bearing liabilities to $771.7 million for the quarter ended September 30, 1999 as compared to $692.9 million for the quarter ended September 30, 1998. The decreases in interest rate spread and net interest margin between periods were attributable to the following: a decrease in the Company's yield on interest-earning assets to 8.32% for the quarter ended September 30, 1999 from 8.72% for the quarter ended September 30, 1998. This yield decrease was offset by the decrease in the cost of interest-bearing liabilities, mentioned above. The decrease in the yield on interest-earning assets is primarily attributable to the type of loan product in which the Company continues to invest. This loan product generally consists of secured, single family mortgages, with an emphasis on adjustable rate loans purchased at par or a slight premium. Historically, the Company acquired discounted portfolios as a result of various loan characteristics, which included document deficiencies or pay history blemishes. Due to a lack of availability of discounted loan product, the Company has acquired less of such product type. The decrease in the cost of interest-bearing liabilities was primarily driven by decreases in the rates paid on certificates of deposit, including brokered certificates of deposit. These decreases were offset by a 103 basis point increase in the cost of borrowed money to 9.37% from 8.34%, for the comparable quarters, which resulted primarily from the write-off of deferred issuance costs related to the Company's 14% subordinated debt that was repaid following the Trust Preferred Securities ("Trust Preferred") offering. For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities, as well as changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. The provision for loan and valuation losses increased $208,000 to $700,000 for the quarter ended September 30, 1999 as compared to $492,000 for the quarter ended September 30, 1998. This increase was primarily attributable to the increase in the balance of loans receivable, which included higher balances of commercial real estate loans and direct financing leases. Loans receivable increased to $887.0 million at September 30, 1999 as compared to $753.5 million at September 30, 1998. For a discussion of the Company's allowance for loan losses as it relates to non-performing assets, see "--Asset Quality--Non-performing Assets."

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees increased $1.6 million, or 34.2%, to $6.1 million for the quarter ended September 30, 1999 as compared to $4.6 million for the quarter ended September 30, 1998. Loan administration fees are affected by factors that include the size of the Company's residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. The mortgage loan servicing portfolio increased to an average balance of $5.8 billion for the quarter ended September 30, 1999 as compared to $4.2 billion for the quarter ended September 30, 1998. This increase was offset by a slight reduction in the actual service fee rate (including all ancillary income) to 0.42% for the third quarter of 1999 as compared to 0.43% for the third quarter of 1998.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to MSRs. Brokerage fees decreased $250,000, or 12.6%, to $1.7 million for the quarter ended September 30, 1999 as compared to $2.0 million for the quarter ended September 30, 1998, due to a decrease in the principal balance of portfolios brokered by United Financial. MSRs brokered, in terms of aggregate unpaid principal balances on the underlying loans, were $14.7 billion and $16.2 billion for the quarters ended September 30, 1999 and 1998, respectively. Based on the current number and size of transactions that are planned for the fourth quarter of 1999, the Company does not anticipate brokerage fee income to be as high as it has been in recent quarters.

Trust Services. Trust service fees increased $188,000, or 18.8%, to $1.2 million for the quarter ended September 30, 1999 as compared to $1.0 million for the quarter ended September 30, 1998. This increase is associated with the growth in the number of trust accounts under administration at Sterling Trust, which increased to 36,539 at September 30, 1999 from 33,945 at September 30, 1998 and the increase in the total assets under administration, which increased to over $2.1 billion at September 30, 1999 from approximately $1.8 billion at September 30, 1998.

Gain on Sale of Loans. Gain on the sale of loans increased $830,000 to $973,000 for the quarter ended September 30, 1999 as compared to $143,000 for the quarter ended September 30, 1998. Gain on the sale of loans can fluctuate significantly from quarter to quarter and year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios the Company purchases and the particular loan portfolios the Company elects to sell.

Gain on Sale of Mortgage Servicing Rights. The Company did not sell any MSRs during the quarters ended September 30, 1999 and 1998. Gains from the sale of MSRs can fluctuate significantly from quarter to quarter and year to year based on the market value of the Company's servicing portfolio, the particular servicing portfolios the Company elects to sell and the availability of similar portfolios in the market. Due to the Company's position in and knowledge of the market, the Company will at times pursue opportunistic sales of MSRs.

Loan Origination. Loan origination income includes all mortgage loans fees, secondary marketing activity on new loan originations and servicing release premiums on new originations sold, net of direct origination costs. Loan origination income decreased $580,000, or 34.0%, to $1.1 million for the quarter ended September 30, 1999 as compared to $1.7 million for the quarter ended September 30, 1998. The decrease in loan origination income resulted from a decrease in wholesale residential mortgage loan production to $106.3 million for the quarter ended September 30, 1999 as compared to $143.8 million for the quarter ended September 30, 1998. The decrease in originations was a direct result of the increased interest rates between the two comparable periods.

Other Income. Other income increased $2.0 million, or 104.4%, to $3.9 million for the quarter ended September 30, 1999 as compared to $1.9 million for the quarter ended September 30, 1998. The increase in other income was primarily due to increased school services income earned by ABS, which totaled $930,000 for the quarter ended September 30, 1999 and increased service fee income earned by USS ($877,000 for the quarter ended September 30, 1999 as compared to $583,000 for the quarter ended September 30, 1998). The remainder of the increase in other income pertains to various financing transactions and increased fee income earned by Matrix Bank.

Non-interest Expense. Non-interest expense increased $3.3 million, or 23.8%, to $17.1 million for the quarter ended September 30, 1999 as compared to $13.8 million for the quarter ended September 30, 1998. This increase was predominantly due to growth and expansion of the Company during 1999. The following table details the major components of non-interest expense for the periods indicated:

                                                                                        Quarter Ended
                                                                                        September 30,
                                                                              ----------------------------------
                                                                                   1999                1998
                                                                              --------------      --------------
                                                                                        (In thousands)
  Compensation and employee benefits........................................    $      7,351        $      5,374
  Amortization of mortgage servicing rights.................................           3,755               3,185
  Occupancy and equipment...................................................           1,011                 824
  Postage and communication.................................................             679                 543
  Professional fees.........................................................             464                 580
  Data processing...........................................................             448                 331
  Other general and administrative..........................................           3,383               2,965
                                                                                ------------        ------------
     Total..................................................................    $     17,091        $     13,802
                                                                                ============        ============

Compensation and employee benefits expense increased $2.0 million, or 36.8%, to $7.4 million for the quarter ended September 30, 1999 as compared to $5.4 million for the quarter ended September 30, 1998. This increase was primarily the result of increases in personnel which occurred at ABS, Sterling Trust and Matrix Financial. ABS is expanding to offer services to schools in more areas of Arizona, and Matrix Financial had increased its staffing levels to place additional emphasis on wholesale loan production. Sterling Trust's growth in personnel corresponds to the increased accounts and assets under administration. Overall, the Company experienced an increase of 179 employees, or 42.9%, to 596 full-time employees at September 30, 1999 as compared to 417 employees at September 30, 1998.

Amortization of MSRs increased $570,000, or 17.9%, to $3.8 million for the quarter ended September 30, 1999 as compared to $3.2 million for the quarter ended September 30, 1998. Amortization of MSRs fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The increased amortization in the third quarter of 1999 as compared to the third quarter of 1998 was caused by the increase in the size of the MSRs portfolio, as opposed to prepayment rates. The Company's prepayment speeds have actually declined in comparison to the prior year's comparable quarter due to the recent increases in interest rates in the market. The Company's prepayment rates on its servicing portfolio averaged 16.9% for the quarter ended September 30, 1999 as compared to 23.6% for the quarter ended September 30, 1998.

The remainder of non-interest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other expenses, increased $742,000, or 14.2%, to $6.0 million for the quarter ended September 30, 1999 as compared to $5.2 million for the quarter ended September 30, 1998. This increase was primarily attributable to the growth and expansion of the Company (as discussed above).

Provision for Income Taxes. The provision for income taxes increased by $230,000 to $1.7 million for the quarter ended September 30, 1999 as compared to $1.4 million for the quarter ended September 30, 1998. The increase was caused by both an increase in pretax income, as well as an increase in the effective tax rate to 37.4% for the quarter ended September 30, 1999 as compared to 36.1% for the quarter ended September 30, 1998.

Comparison of Results of Operations for the Nine Months Ended September 30, 1999 and 1998

Net Income; Return on Average Equity. Net income increased $1.0 million, or 14.3%, to $8.1 million, or $1.18 per diluted share, for the nine months ended September 30, 1999 as compared to $7.1 million, or $1.02 per diluted share, for the nine months ended September 30, 1998. Returns on average equity were 20.3% and 21.6% for the nine months ended September 30, 1999 and 1998, respectively.

Net Interest Income. Net interest income before provision for loan and valuation losses increased $4.7 million, or 28.4%, to $21.5 million for the nine months ended September 30, 1999 as compared to $16.7 million for the nine months ended September 30, 1998. The Company's net interest margins were comparable at 3.34% for the nine months ended September 30, 1999 and 3.36% for the nine months ended September 30, 1998. Interest rate spread increased to 2.99% for the nine months ended September 30, 1999 from 2.87% for the nine months ended September 30, 1998. The increases in net interest income before provision for loan and valuation losses and interest rate spread and the comparability of the net interest margins for the nine months ended September 30, 1999 were attributable to the following: a 29.2% increase in the Company's average loan balance to $828.3 million for the nine months ended September 30, 1999 from $641.4 million for the nine months ended September 30, 1998, and a decrease in the cost of interest-bearing liabilities to 5.18% for the nine months ended September 30, 1999 from 5.58% for the nine months ended September 30, 1998. The above were offset by a decrease in the yield on the Company's loan portfolio to 8.30% for the nine months ended September 30, 1999 from 8.57% for the nine months ended September 30, 1998, and a 32.0% increase in the average interest-bearing liabilities to $798.6 million for the nine months ended September 30, 1999 as compared to $604.9 million for the nine months ended September 30, 1998. The loan portfolio yield decrease is attributable to the increase in the balance of single family residential mortgage loans and the acquisition of fewer discounted loans by the Company. The decrease in the cost of interest-bearing liabilities was due to decreases in the cost of FHLB borrowings and certificates of deposit, including brokered certificates of deposit. For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. Provision for loan and valuation losses increased $570,000 to $2.1 million for the nine months ended September 30, 1999 as compared to $1.5 million for the nine months ended September 30, 1998. As previously mentioned, this increase was primarily attributable to the increase in the balance of loans receivable, including the origination of commercial real estate loans and direct financing leases. For a discussion of the Company's allowance for loan losses as it relates to non-performing assets, see "--Asset Quality--Non-performing Assets."

Loan Administration. Loan administration fees increased $4.1 million, or 32.0%, to $17.0 million for the nine months ended September 30, 1999 as compared to $12.9 million for the nine months ended September 30, 1998. Loan administration fees are affected by factors that include the size of the Company's residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. The mortgage servicing portfolio increased to an average balance of $5.4 billion for the nine months ended September 30, 1999 as compared to an average balance of $3.9 billion for the nine months ended September 30, 1998. This increase was offset by a reduction in the actual service fee rate (including all ancillary income) to 0.42% for the nine months ended September 30, 1999 as compared to 0.44% for the nine months ended September 30, 1998.

Brokerage Fees. Brokerage fees decreased $373,000, or 6.8%, to $5.1 million for the nine months ended September 30, 1999 as compared to $5.5 million for the nine months ended September 30, 1998. This decrease was the result of a slight decrease in the balance of residential mortgage servicing portfolios brokered by United Financial. In terms of aggregate unpaid principal balances on the underlying loans, servicing portfolios brokered during the nine months ended September 30, 1999 were $45.3 billion as compared to $47.9 billion for the nine months ended September 30, 1998.

Trust Services. Trust services fees increased $586,000, or 19.0%, to $3.7 million for the nine months ended September 30, 1999 as compared to $3.1 million for the nine months ended September 30, 1998. As mentioned earlier, this increase is associated with the growth in the number of trust accounts and total assets under administration at Sterling Trust.

Gain on Sale of Loans. Gain on the sale of loans increased $716,000 to $2.7 million for the nine months ended September 30, 1999 as compared to $1.9 million for the nine months ended September 30, 1998. Gain on the sale of loans can fluctuate significantly from quarter to quarter and from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios the Company purchases and the particular loan portfolios the Company elects to sell.

Gain on Sale of Mortgage Servicing Rights. Gain on the sale of MSRs decreased $803,000 as the Company did not sell any MSRs during the nine months ended September 30, 1999. Gains from the sale of MSRs can fluctuate significantly from quarter to quarter and from year to year based on the market value of the Company's servicing portfolio, the particular servicing portfolios the Company elects to sell and the availability of similar portfolios in the market. Due to the Company's position in and knowledge of the market, the Company will at times pursue opportunistic sales of MSRs.

Loan Origination. Loan origination income increased $257,000, or 5.6%, to $4.8 million for the nine months ended September 30, 1999 as compared to $4.6 million for the nine months ended September 30, 1998. The increase resulted from differences in the pricing of loans originated, as well as increased refinance income received during the first half of the year, which offset the decrease in wholesale production to $366.0 million for the nine months ended September 30, 1999 as compared to $427.8 million for the nine months ended September 30, 1998.

Other Income. Other income increased $6.9 million, or 144.8%, to $11.6 million for the nine months ended September 30, 1999 as compared to $4.7 million for the nine months ended September 30, 1998. The increase in other income for the nine months ended September 30, 1999 was partially driven by increased revenues from ABS, USS and UCM. In combination, these subsidiaries accounted for over 50.0% of the total increase. The remainder of the increase pertains to various financing transactions and increased service fees earned by Matrix Financial and Matrix Bank.

Non-interest Expense. Non-interest expense increased $14.1 million, or 37.4%, to $51.8 million for the nine months ended September 30, 1999 as compared to $37.7 million for the nine months ended September 30, 1998. This increase was primarily due to increases in the amortization of MSRs and growth and expansion of the Company. The following table details the major components of non-interest expense for the periods indicated:

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                --------------------------------
                                                                                   1999                1998
                                                                                ------------        ------------
                                                                                        (In thousands)

  Compensation and employee benefits........................................    $     21,533        $     15,741
  Amortization of mortgage servicing rights.................................          13,165               7,041
  Occupancy and equipment...................................................           2,767               2,247
  Postage and communication.................................................           1,954               1,748
  Professional fees.........................................................           1,263               1,205
  Data processing...........................................................           1,152               1,041
  Other general and administrative..........................................           9,933               8,643
                                                                                ------------        ------------
     Total..................................................................    $     51,767        $     37,666
                                                                                ============        ============

Compensation and employee benefits increased $5.8 million, or 36.8%, to $21.5 million for the nine months ended September 30, 1999 as compared to $15.7 million for the nine months ended September 30, 1998. This increase was primarily the result of growth at all of the Company's subsidiaries, most predominately, however, were the additions due to ABS and the growth at Matrix Financial and Sterling Trust. Also, incentive compensation was higher between the two periods for several of the Company's subsidiaries.

Amortization of MSRs increased $6.1 million, or 87.0%, to $13.2 million for the nine months ended September 30, 1999 as compared to $7.0 million for the nine months ended September 30, 1998. Amortization of MSRs fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. Prepayment speeds remained higher than our historical experience during the first half of 1999 and began to decrease significantly in the third quarter. Therefore, prepayment speeds, in combination with the increased size of the portfolio, are responsible for higher amortization in 1999 as compared to 1998. The Company's prepayment rates on its servicing portfolio averaged 22.7% for the nine months ended September 30, 1999 as compared to 20.7% for the nine months ended September 30, 1998.

The remainder of non-interest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other expenses increased $2.2 million, or 14.7%, to $17.1 million for the nine months ended September 30, 1999 as compared to $14.9 million for the nine months ended September 30, 1998. The increase was primarily attributable to the growth and expansion discussed above.

Provision for Income Taxes.   The provision for income taxes increased by
$452,000 to $4.6 million for the nine months ended September 30, 1999 as compared to $4.1 million for the nine months ended September 30, 1998. The increase in pretax income was offset by a slight reduction in the effective tax rate to 36.1% for the nine months ended September 30, 1999 as compared to 36.8% for the nine months ended September 30, 1998. The decrease in the effective tax rate was the result of the origination and ownership of tax-exempt leases by the Company.

Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated, information regarding the Company's average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields and costs. Average interest rate information for the quarters and nine months ended September 30, 1999 and 1998 have been annualized. Ratio, yield and rate information is based on daily averages where available; otherwise, average monthly balances have been used. Non-accrual loans have been included in the calculation of average balances for loans for the periods indicated.

                                                                                  Quarter Ended
                                                                                  September 30,
                                             --------------------------------------------------------------------------------------
                                                               1999                                         1998
                                             -----------------------------------------   ------------------------------------------
                                               Average                       Average       Average                      Average
                                               Balance       Interest         Rate         Balance        Interest        Rate
                                            ------------   ------------   ------------   ------------   ------------   ------------
                                                                             (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans, net.......................         $    827,437   $     17,425           8.42%  $    740,604   $     16,323           8.82%
  Interest-earning deposits........               16,468            168           4.08         11,347            143           5.04
  FHLB stock.......................                7,717            108           5.60         10,450            158           6.05
                                            ------------   ------------   ------------   ------------   ------------   ------------
    Total interest-earning assets..              851,622         17,701           8.32        762,401         16,624           8.72

Non-interest-earning assets:
  Cash.............................               16,505                                       15,432
  Allowance for loan and valuation losses         (4,713)                                      (2,554)
  Premises and equipment...........               10,978                                       10,366
  Other assets.....................              121,031                                       94,006
                                            ------------                                 ------------
    Total non-interest-earning assets            143,801                                      117,250
                                            ------------                                 ------------

    Total assets...................         $    995,423                                 $    879,651
                                            ============                                 ============

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Passbook accounts................         $      2,784             24           3.45   $      2,798             24           3.43
  Money market and NOW accounts                  189,560          1,377           2.91        152,735          1,207           3.16
  Certificates of deposit..........              306,922          4,000           5.21        228,806          3,200           5.59
  FHLB borrowings..................              119,088          1,553           5.22        165,272          2,270           5.49
  Borrowed money...................              153,331          3,593           9.37        143,257          2,986           8.34
                                            ------------   ------------   ------------   ------------   ------------   ------------
    Total interest-bearing liabilities           771,685         10,547           5.47        692,868          9,687           5.59
                                            ------------   ------------   ------------   ------------   ------------   ------------

Non-interest-bearing liabilities:
  Demand deposits (including
    custodial escrow balances).....              144,643                                      123,025
  Other liabilities................               23,189                                       17,476
                                            ------------                                 ------------
    Total non-interest-bearing
      Liabilities..................              167,832                                      140,501
Shareholders' equity...............               55,906                                       46,282
                                            ------------                                 ------------

Total liabilities and shareholders'
    equity.........................         $    995,423                                 $    879,651
                                            ============                                 ============
Net interest income before provision for
  loan and valuation losses........                        $      7,154                                 $      6,937
                                                           ============                                 ============
Interest rate spread...............                                               2.85%                                        3.13%
                                                                          ============                                 ============

Net interest margin................                                               3.36%                                        3.64%
                                                                          ============                                 ============

Ratio of average interest-earning assets
  to average interest-bearing liabilities                                       110.36%                                      110.04%
                                                                          ============                                 ============

                                                                              Nine Months Ended
                                                                                September 30,
                                             --------------------------------------------------------------------------------------
                                                               1999                                         1998
                                             -----------------------------------------   ------------------------------------------
                                               Average                       Average       Average                      Average
                                               Balance       Interest         Rate         Balance        Interest        Rate
                                            ------------   ------------   ------------   ------------   ------------   ------------
                                                                             (Dollars in thousands)
Interest-earning assets:
  Loans, net.......................         $    828,339   $     51,533           8.30%  $    641,366   $     41,200           8.57%
  Interest-earning deposits........               15,898            443           3.72         12,448            402           4.31
  FHLB stock.......................               13,044            527           5.39          9,522            427           5.98
                                            ------------   ------------   ------------   ------------   ------------   ------------
    Total interest-earning assets..              857,281         52,503           8.17        663,336         42,029           8.45

Non-interest-earning assets:
  Cash.............................               18,907                                                      11,920
  Allowance for loan and valuation losses         (4,135)                                                     (2,075)
  Premises and equipment...........               10,771                                                       9,729
  Other assets.....................              127,088                                                      81,993
                                            ------------                                                ------------
    Total non-interest-earning assets            152,631                                                     101,567
                                            ------------                                                ------------

    Total assets...................         $  1,009,912                                                $    764,903
                                            ============                                                ============

LIABILITIES & SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Passbook accounts................         $      2,768             72           3.47   $      2,817             78           3.69
  Money market and NOW accounts                  231,203          5,320           3.07        131,168          2,985           3.03
  Certificates of deposit..........              267,862         10,393           5.17        192,686          8,086           5.60
  FHLB borrowings..................              131,717          4,942           5.00        146,718          6,059           5.51
  Borrowed money...................              165,041         10,290           8.31        131,468          8,084           8.20
                                            ------------   ------------   ------------   ------------   ------------   ------------
    Total interest-bearing liabilities           798,591         31,017           5.18        604,857         25,292           5.58
                                            ------------   ------------   ------------   ------------   ------------   ------------

Non-interest-bearing liabilities:
  Demand deposits (including
    custodial escrow balances).....              136,385                                       99,986
  Other liabilities................               21,822                                       16,387
                                            ------------                                 ------------
    Total non-interest-bearing
      Liabilities..................              158,207                                      116,373
Shareholders' equity...............               53,114                                       43,673
                                            ------------                                 ------------

Total liabilities and shareholders'
    equity.........................         $  1,009,912                                 $    764,903
                                            ============                                 ============
Net interest income before provision for
  loan and valuation losses........                        $     21,486                                 $     16,737
                                                           ============                                 ============
Interest rate spread...............                                               2.99%                                        2.87%
                                                                          ============                                 ============

Net interest margin................                                               3.34%                                        3.66%
                                                                          ============                                 ============

Ratio of average interest-earning assets
  to average interest-bearing
   liabilities.....................                                             107.35%                                      109.67%
                                                                          ============                                 ============

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

                                                                  Quarter Ended                    Nine Months Ended
                                                                  September 30,                      September 30,
                                                                  1999 vs 1998                       1999 vs 1998
                                                       ---------------------------------   ---------------------------------
                                                                       Increase (Decrease) Due to Change in
                                                       ---------------------------------------------------------------------
                                                        Volume        Rate       Total      Volume       Rate        Total
                                                       ---------   ---------   ---------   ---------   ---------   ---------
                                                                               (In thousands)
Interest-earning assets:
  Loans, net........................................   $   1,914   $    (812)  $   1,102   $  12,014   $  (1,681)  $  10,333
  Interest-earning deposits.........................          65         (40)         25         111         (70)         41
  FHLB stock........................................         (41)         (9)        (50)        158         (58)        100
                                                       ---------   ---------   ---------   ---------   ---------   ---------
     Total interest-earning assets..................       1,938        (861)      1,077      12,283      (1,809)     10,474

Interest-bearing liabilities:
  Passbook accounts.................................           -           -           -          (1)         (5)         (6)
  Money market and NOW accounts.....................         291        (121)        170       2,277          58       2,335

  Certificates of deposit...........................       1,093        (293)        800       3,156        (849)      2,307
  FHLB borrowings...................................        (634)        (83)       (717)       (620)       (497)     (1,117)
  Borrowed money....................................         210         397         607       2,065         141       2,206
                                                       ---------   ---------   ---------   ---------   ---------   ---------

    Total interest-bearing liabilities..............         960        (100)        860       6,877      (1,152)      5,725
                                                       ---------   ---------   ---------   ---------   ---------   ---------

Change in net interest income before provision
  for loan and valuation losses.....................   $     978   $    (761)  $     217   $   5,406   $    (657)  $   4,749
                                                       =========   =========   =========   =========   =========   =========

Asset Quality

Non-performing Assets

The following table sets forth information on the Company's non-performing assets ("NPAs"). NPAs consist primarily of non-accrual loans and foreclosed real estate. Loans are placed on non-accrual when full payment of principal or interest is in doubt or when they are past due 90 days as to either principal or interest. Foreclosed real estate arises primarily through foreclosure on mortgage loans owned.

                                                         September 30,           December 31,             September 30,
                                                             1999                    1998                     1998
                                                        ---------------         ---------------          ---------------
                                                                            (Dollars in thousands)
Non-accrual mortgage loans........................      $        11,282         $         8,208          $         7,175
Non-accrual commercial loans and direct financing
 leases...........................................                6,208                   4,349                        -
Non-accrual consumer loans........................                  164                     652                      504
                                                        ---------------         ---------------          ---------------
 Total non-performing loans.......................               17,654                  13,209                    7,679
Foreclosed real estate............................                  334                     916                      201
                                                        ---------------         ---------------          ---------------
 Total non-performing assets......................      $        17,988         $        14,125          $         7,880
                                                        ===============         ===============          ===============

Total non-performing loans to total loans.........                 2.02%                   1.55%                    1.02%
                                                        ===============         ===============          ===============
Total non-performing assets to total assets.......                 1.70%                   1.39%                    0.85%
                                                        ===============         ===============          ===============
Ratio of allowance for loan and valuation losses
 to total non-performing loans....................                28.74%                  28.09%                   33.72%
                                                        ===============         ===============          ===============

As of September 30, 1999, the Company had approximately $161,000 of non-government accruing loans that were contractually past due 90 days or more. The Company accrues for government-sponsored loans such as FHA insured and VA guaranteed loans that are past due 90 or more days, as the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $151.8 million at September 30, 1999. As of September 30, 1999, $10.3 million, or 63.1%, of the non-accrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale". Total loans held for sale at September 30, 1999 were $770.0 million, of which $16.3 million, or 2.1%, were non-accrual loans. Against the loans held for sale, the Company has $4.0 million of purchase discounts.

On October 14, 1999, Harbor Financial Group, Inc. and several affiliated companies, including Harbor Financial Mortgage Corp. ("HFMC" and, together with such affiliated companies, the "Harbor Group"), filed voluntary petitions under Chapter 11 of the Bankruptcy Code. Over recent years, several Matrix companies have engaged in multiple business transactions with members of the Harbor Group, primarily in the nature of purchases from HFMC by Matrix Bank of mortgage loans, mortgage servicing rights and "holdback" receivables related to servicing sales made by HFMC to third parties. The Matrix companies believe they have taken adequate steps to protect their interests and do not anticipate, at this time, any material losses related to the bankruptcies. However, among the items that could affect the Company's interests are possible challenges by members of the Harbor Group or other third parties in respect of Matrix's rights, or the priority thereof, in assets that Matrix Bank has purchased over the past twelve months. See "Legal Proceedings."

The increase in non-accrual mortgage loans is primarily the result of a package of non-conforming loans which the Company acquired servicing retained on a scheduled/scheduled remittance basis with full recourse to the seller, which was the Harbor Group. During the third quarter, the Harbor Group defaulted on its scheduled remittance and later declared bankruptcy (as mentioned above). The non-conforming loans were transferred to the Company in September. The current balance of this portfolio is approximately $21.1 million, of which, $2.4 million was 90 days delinquent as of September 30, 1999. The Company believes that a significant portion of the delinquencies are a result of inadequate servicing by the Harbor Group. The Company has approximately $595,000 of discount associated with this portfolio. The underlying properties are geographically distributed across 30 states and are 100% residential properties which are 95% owner occupied. In addition, all loans with a loan-to-value ratio above 90% have private mortgage insurance. The remainder of the increase in non-accrual mortgage loans pertains primarily to two large balance loans totaling $975,000, which are secured by single-family loans and became 90 days delinquent during the third quarter. Based on current information available, the Company does not anticipate any material losses on these two loans.

The increases in non-accrual commercial loans and direct financing leases at December 31, 1998 and September 30, 1999 were caused by tax-exempt lease financing originated by the Company for charter schools for the purchase of real estate and equipment. These leases are classified by the Company as held for sale. The September 30, 1999 balance of $6.2 million is a decrease from the June 30, 1999 balance of $7.0 million. The decrease was the result of two leases for a total of $1.3 million, which were taken off of non-accrual at the end of the third quarter. The decrease was offset by the addition of a $536,000 lease to non-accrual status. As of September 30, 1999, the Company had non-accrual leases with nine different schools, seven of which are currently in operation. These schools are currently generating insufficient cash flows to service the leases, but cash flow is expected to improve as their enrollment increases. When cash flows improve for these schools, the Company expects to receive payments or increased payments on these delinquent leases.

The percentage of the allowance for loan losses to non-accrual loans varies widely due to the nature of the Company's portfolio of loans. The Company analyzes the collateral for each non-performing loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "--Comparison of Results of Operations for the Quarters Ended September 30, 1999 and 1998."

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

The Company anticipates that the growth at Matrix Bank and its lending, investing and other general activities will be funded through retail deposits, custodial escrow deposits, directed trust deposits, brokered deposits, FHLB borrowings and the holding company's recent Trust Preferred offering; many of which are already a primary source of funds for Matrix Bank. Contractual loan payments and deposit inflows and outflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLB as its primary source for borrowings. At September 30, 1999, Matrix Bank had borrowings from the FHLB of $210.5 million. The directed trust deposits generated from the Company's trust administration services fluctuate based on the trust assets under administration, and to a lesser extent, the general economic conditions. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance.

Matrix Bank, a well capitalized institution, had a leverage capital ratio of 6.4% at September 30, 1999. This exceeded the well capitalized leverage capital requirement of 5.0% of adjusted assets by $12.6 million. Matrix Bank's risk-based capital ratio was 11.8% at September 30, 1999, which currently exceeds the well capitalized risk-based capital requirement of 10.0% of risk weighted assets by $9.5 million.

The Company's principal source of funding for its servicing acquisition activities consists of a line of credit facility provided to Matrix Financial by unaffiliated financial institutions. As of September 30, 1999, Matrix Financial's servicing acquisition facility aggregated $45.0 million, of which $14.0 million was available to be utilized after deducting drawn amounts. It is anticipated that the Company will increase the line of credit facility for servicing acquisition activities if needed.

The Company's principal source of funding for its loan origination business consists of a warehouse line of credit and a sale/repurchase facility provided to Matrix Financial by unaffiliated financial institutions. As of September 30, 1999, Matrix Financial's warehouse line of credit facility aggregated $120.0 million, of which $92.9 million was available to be utilized. Matrix Financial also has a $25.0 million sale/repurchase facility with a third party financial institution.

The Company's principal source of funding for the working capital needs of Matrix Financial consists of working capital facilities provided to Matrix Financial by unaffiliated financial institutions. As of September 30, 1999, Matrix Financial's working capital facilities aggregated $10.0 million, of which $9.9 million was available.

The Company's principal source of funding for direct financing leases is a line of credit facility and a partnership trust with an unaffiliated financial institution. Amounts available under the line of credit facility and the partnership trust are at the lender's sole discretion.

In the ordinary course of business, the Company makes commitments to originate residential mortgage loans and holds originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the loans being held for delivery. The Company mitigates this risk through the use of mandatory and nonmandatory forward commitments to sell loans. As of September 30, 1999, the Company had $61.8 million in pipeline and funded loans offset with mandatory forward commitments of $41.8 million and nonmandatory forward commitments of $7.7 million. The inherent value of the forward commitments is considered in the determination of the lower of cost or market for such loans.

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

The current Year 2000 progress of Sterling Trust, Matrix Bank and Matrix Financial is shown in the following tables:

                                                                Sterling Trust Year 2000 Progress
                                 ------------------------------------------------------------------------------------------------
                                    Awareness           Assessment          Renovation          Validation        Implementation
                                 ----------------    ----------------    ----------------    ----------------    ----------------
Information Systems.........                  100%                100%                100%                100%                100%
  Estimated completion date.                   --                  --                  --                  --                  --
Non-information systems.....                  100%                100%                100%                100%                100%
  Estimated completion date.                   --                  --                  --                  --                  --
Third parties...............                  100%                100%                100%                100%                100%
  Estimated completion date.                   --                  --                  --                  --                  --

                                                                  Matrix Bank Year 2000 Progress
                                 ------------------------------------------------------------------------------------------------
                                    Awareness           Assessment          Renovation          Validation        Implementation
                                 ----------------    ----------------    ----------------    ----------------    ----------------
Information Systems.........                  100%                100%                100%                100%                100%
  Estimated completion date.                   --                  --                  --                  --                  --
Non-information systems.....                  100%                100%                100%                 95%                 95%
  Estimated completion date.                   --                  --                  --            11/30/99            11/30/99
Third parties...............                  100%                100%                100%                100%                100%
  Estimated completion date.                   --                  --                  --                  --                  --

                                                                Matrix Financial Year 2000 Progress
                                 ------------------------------------------------------------------------------------------------
                                    Awareness           Assessment          Renovation          Validation        Implementation
                                 ----------------    ----------------    ----------------    ----------------    ----------------
Information Systems.........                  100%                100%                100%                100%                100%
  Estimated completion date.                   --                  --                  --                  --                  --
Non-information systems.....                  100%                100%                100%                100%                100%
  Estimated completion date.                   --                  --                  --                  --                  --
Third parties...............                  100%                100%                100%                 95%                 95%
  Estimated completion date.                   --                  --                  --            12/15/99            12/15/99

The current progress of the remaining companies is shown in the following table:

                                                              Remaining Companies' Year 2000 Progress
                                 ------------------------------------------------------------------------------------------------
                                    Awareness           Assessment          Renovation          Validation        Implementation
                                 ----------------    ----------------    ----------------    ----------------    ----------------
Information Systems.........                  100%                100%                 90%                 80%                 80%
  Estimated completion date.                   --                  --            11/30/99            11/30/99            12/08/99
Non-information systems.....                  100%                100%                100%                100%                 98%
  Estimated completion date.                   --                  --                  --                  --            11/30/99
Third parties...............                  100%                100%                100%                100%                100%
  Estimated completion date.                   --                  --                  --                  --                  --

Assuming the proper functioning of the Company's telecommunication and utility providers, the failure of which would have a significant impact on the Company's ability to conduct its day-to-day operations, management of each Subsidiary has assessed what is believed to be the most reasonably likely worst case Year 2000 scenario if the Company were to take no further steps to prevent Year 2000 non-compliance. Sterling Trust relies on electronic information received from various external sources such as mutual fund companies, life insurance companies, broker/dealers, etc., to prepare quarterly statements and to process the investment directions of clients. Sterling Trust's most reasonably likely worst case scenario lies in not being able to obtain this data. Many of Sterling Trust's external service providers are either regulated by the National Association of Securities Dealers or are owned by one of the stock exchanges. As such, Sterling Trust anticipates that most of these companies will be compliant. If, for some reason, the data from the outside service providers is available, but cannot be transmitted electronically, Sterling Trust plans to coordinate the receipt of that information via phone and fax lines. Once received, Sterling Trust will then manually input the data into their system in order to perform the necessary functions described above.

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

For the remaining companies, the worst case scenarios involve the following issues: for United Financial and United Special Services validation of compliant Year 2000 systems and applications is not complete. Therefore, it is possible that systems and applications that have been represented to the Company as compliant by vendors may not work. If the validation phase is not completed on these items, the Company will have no assurance of these systems' and applications' compliance, and as such, may have inoperable programs, which could significantly affect aspects of the Company's business.

The Company anticipates that the total costs associated with Year 2000 compliance will not exceed $300,000; as such, Year 2000 compliance is not expected to have a material effect on the Company's results of operations. Most of the costs associated with the Year 2000 issue have been and will be expensed as incurred; however, any costs attributable to the purchase of new software will be capitalized. Through September 30, 1999, the Company had expensed approximately $206,000 for costs associated with Year 2000 compliance. The costs of the Year 2000 project and the deadlines by which the Company believes that it will progress through the various phases of the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Management presently believes that the Year 2000 issue will not pose significant operational problems for its computer systems. However, if the required modifications or replacements are not made, or are not completed in a timely manner, the Year 2000 could have a material impact on the operations of the Company. Additionally, despite the Company's efforts to verify the Year 2000 compliance of third parties, there can be no guarantee that the systems of other companies on which the Company relies will be converted timely and will not have an adverse effect on the Company or its systems.


                          Part II - Other Information

Item 1. Legal Proceedings

On September 24, 1999, Matrix Bank commenced an action styled Matrix Capital Bank and Superior Federal Bank, F.S.B. v. Harbor Financial Mortgage Corporation and Guaranty Federal Bank, F.S.B. in the United States District Court for the Northern District of Texas. As previously discussed, on October 14, 1999, the members of the Harbor Group each filed voluntary petitions under Chapter 11 of the Bankruptcy Code, which resulted in this lawsuit being moved to the United States Bankruptcy Court for the Northern District of Texas. Guaranty Federal Bank, F.S.B. ("Guaranty") is the administrative agent for a consortium of lenders to Harbor Financial Mortgage Corporation ("HFMC") under HFMC's warehouse facility that was entered into between the lenders and HFMC in late May of 1999. The lawsuit primarily seeks a declaration from the court of the rights of the parties in and to certain HUD insurance/guaranty proceeds relating to several pools of FHA/VA mortgage loans purchased from HFMC by Matrix Bank prior to the date of the warehouse facility. In its answer and counterclaim, Guaranty alleges, through its lien under the warehouse facility, prior rights in and to such HUD insurance/guaranty proceeds and has claimed that Matrix Bank has converted such proceeds. Matrix Bank believes it has defenses to the counterclaim of Guaranty and that it will be able to establish to the satisfaction of the court that it is entitled to such HUD insurance/guaranty proceeds. Nevertheless, there can be no assurance that the court will rule in favor of Matrix Bank or that the result of such lawsuit will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

*   10.1    Second Amended and Restated Loan Agreement, dated as of July 30,
            1999, by and between Matrix Financial Services Corporation, as borrower, and Bank One, Texas, N.A., as agent, and certain lenders, as lenders

*   10.2    Second Amended and Restated Guaranty, dated as of July 30, 1999, from the Registrant to Bank One, Texas, N.A., as agent

*   27      Financial Data Schedule

(b)  Reports on Form 8-K

None.

______________________
* Filed herewith.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MATRIX BANCORP, INC.


Dated: November 11, 1999                /s/  Guy A. Gibson
       -----------------                     ----------------------------------

                                             Guy A. Gibson
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Dated: November 11, 1999                 /s/ David W. Kloos
       -----------------                     ----------------------------------

                                             David W. Kloos
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting and Financial
                                             Officer)