Form 10-K
period 1999-12-31
MATRIX BANCORP INC
filed 2000-03-30
CIK 944725

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ] No [   ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

  As of March 14, 2000, 6,759,741 shares of common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price of such stock on the NASDAQ National Market on March 13, 2000, was $34,478,478. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

   Portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held May 26, 2000 are incorporated by reference into Part III of this Form 10-K.

                                                       TABLE OF CONTENTS                                            Page
                                                                                                                 ----------

                                                             PART I

Item 1.          Business......................................................................................           3
Item 2.          Properties....................................................................................          23
Item 3.          Legal Proceedings.............................................................................          23
Item 4.          Submission of Matters to a Vote of Security Holders...........................................          25

                                                            PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder Matters.........................          25
Item 6.          Selected Financial Data.......................................................................          26
Item 7.          Management's Discussion and Analysis of Financial Condition and Results of Operations.........          27
Item 7A.         Quantitative and Qualitative Disclosures about Market Risk....................................          49
Item 8.          Financial Statements and Supplementary Data...................................................          49
Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..........          49

                                                            PART III

Item 10.         Directors and Executive Officers of the Registrant............................................          49
Item 11.         Executive Compensation........................................................................          49
Item 12.         Security Ownership of Certain Beneficial Owners and Management................................          49
Item 13.         Certain Relationships and Related Transactions................................................          49

                                                            PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................          49



                                     PART I

Item 1.  Business
         --------

Matrix Bancorp, Inc.

  General. Matrix Bancorp, Inc. (occasionally referred to in this document as "we," "Matrix Bancorp" or the "Company"), is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, mortgage banking and trust activities. Our traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. Our mortgage banking activities consist of purchasing and selling residential mortgage loans and residential mortgage servicing rights; offering brokerage, consulting and analytical services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; originating residential mortgages; and providing real estate management and disposition services. Our trust activities focus primarily on the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts, as well as offering specialized custody and clearing services to banks, trust companies, broker-dealers, third party administrators and investment professionals.

  The Company was incorporated in Colorado in June 1993 and was formerly called "Matrix Capital Corporation." In December 1998, we changed our name to "Matrix Bancorp, Inc." The trading symbol for our common stock on the NASDAQ National Market is "MTXC."

The Subsidiaries

  Our core business operations are conducted through the seven operating subsidiaries described below. See note 20 to the consolidated financial statements included elsewhere in this document for a presentation of financial information by industry segment.

  Matrix Capital Bank. With its main office in Las Cruces, New Mexico, full service branches in Sun City, Arizona and Las Cruces, New Mexico, and loan offices in Denver and Evergreen, Colorado, Matrix Bank serves its local communities by providing a broad range of personal and business depository services, offering residential loans, and providing consumer and commercial real estate loans.

  Matrix Bank also holds the noninterest-bearing custodial escrow deposits related to the residential mortgage loan portfolio serviced by our subsidiary, Matrix Financial, and the interest-bearing money market accounts administered by our subsidiary, Sterling Trust. See "--Matrix Financial Services Corporation" and "--The Vintage Group, Inc." These custodial escrow deposits and money market accounts under administration, as well as other traditional deposits, are used to fund bulk purchases of residential mortgage loan portfolios throughout the United States, a substantial portion of which are serviced for Matrix Bank by Matrix Financial following their purchase. As of December 31, 1999, Matrix Bank had total assets of $1.1 billion.

  Matrix Bank and the other subsidiaries have significant experience in purchasing and originating mortgage loans, have familiarity with real estate markets throughout the United States and have traditionally had access to relatively low-cost deposits. The resulting knowledge and activities permit Matrix Bank to manage its funding and capital position in a way that enhances its performance.

  United Financial, Inc. United Financial provides brokerage and consulting services to financial institutions and financial services companies in the mortgage banking industry. These services include:

  . the brokering and analysis of residential mortgage loan servicing rights and residential mortgage loans;

  . corporate and mortgage loan servicing portfolio valuations, which includes the "market-to-market" valuation and analysis required under Statement of Financial Accounting Standards No. 125; and

  . to a lesser extent, consultation and brokerage services in connection with mergers and acquisitions of mortgage banking entities.

  United Financial provides brokerage services to the mortgage banking entities of several of the nation's largest financial institutions. During 1999, United Financial brokered the sale of 50 mortgage loan servicing portfolios totaling $47.7 billion in outstanding mortgage loan principal balances, and during 1998 brokered the sale of 68 mortgage loan servicing portfolios totaling $66.4 billion in outstanding mortgage loan principal balances.

  United Financial's volume of brokerage activity and the expertise of its analytics department give us access to a wide array of information relating to the mortgage banking industry, including emerging market trends, prevailing market prices, pending regulatory changes and changes in levels of supply and demand. Consequently, we are often able to identify certain types of mortgage loan and mortgage loan servicing portfolios that are well suited to our particular servicing platform, investment objectives and unique corporate structure.

  Matrix Financial Services Corporation. Matrix Financial acquires mortgage servicing rights on a nationwide basis through purchases in the secondary market, services the loans underlying the mortgage servicing rights and originates mortgage loans through its wholesale loan origination network.

  As of December 31, 1999, Matrix Financial serviced 90,559 borrower accounts representing $5.9 billion in principal balances, excluding $205.9 million in subservicing for companies that are unaffiliated with us. The majority of these accounts were seasoned loans having lower principal and higher custodial escrow balances than newly originated mortgage loans. As a servicer of mortgage loans, Matrix Financial is required to establish custodial escrow accounts for the deposit of borrowers' payments. These custodial accounts are maintained at Matrix Bank. At December 31, 1999, the custodial escrow accounts related to our servicing portfolio maintained at Matrix Bank were $94.0 million.

  During 1999, Matrix Financial originated $443.4 million in residential mortgage loans primarily through its regional wholesale production offices located in Atlanta, Chicago, Denver and Phoenix. The mortgage loans originated by Matrix Financial are typically sold in the secondary market.

  The Vintage Group, Inc. The Vintage Group has two primary subsidiaries, Sterling Trust Company, headquartered in Waco, Texas, and First Matrix Investment Services Corporation, headquartered in Arlington, Texas.

   Sterling Trust was incorporated in 1984 as a Texas non-bank trust company specializing in the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. As of December 31, 1999, Sterling Trust administered approximately 36,500 accounts with assets under administration of over $2.5 billion, of which approximately $134.7 million represented deposits under administration held at Matrix Bank.

   First Matrix is a NASD broker-dealer that provides services to financial institutions, individuals and deferred contribution plans.

   Much of our efforts to expand our trust, custody and clearing services have centered on a recent joint venture, Matrix Settlement & Clearance Services, L.L.C., in which we and an unaffiliated third party each own a 50% equity stake. Matrix Settlement & Clearance Services provides automated clearing of mutual funds utilizing the National Securities Clearing Corporation's Fund/SERV and Defined Contribution Clearance & Settlement platform for banks, trust companies, third party administrators and registered investment advisors. At December 31, 1999, Matrix Settlement & Clearance Services had approximately 15 clients under contract, with those clients administering approximately $3.0 billion in funds that would be eligible for inclusion in the automated clearing environment of the National Securities Clearing Corporation. Sterling Trust has already benefited from increased custodial business as a result of the joint venture. Additionally, Matrix Settlement & Clearance Services has generated low-cost deposits for Matrix Bank in transactions where Matrix Bank serves as the clearing bank. As of December 31, 1999, Matrix Settlement & Clearance Services had $1.3 million of deposits at Matrix Bank.

  United Capital Markets, Inc. United Capital Markets is a registered investment advisor that focuses on interest rate risk management services for institutional clients. It provides a professional outsourcing alternative to in-house interest rate risk management departments and to Wall Street derivative products.

  United Capital Markets typically focuses on interest rate and prepayment risk as they relate to specific objectives articulated to it by the client. United Capital Market's interest rate risk management strategy includes modeling of asset risk, setting up and trading individual hedge accounts and matching accounting practice and management goals. Although we believe that United Capital Markets will ultimately be able to implement interest rate risk management strategies for clients with respect to several asset classes, its initial focus has been on the implementation of interest rate risk management strategies for clients' portfolios of mortgage servicing rights. United Capital Markets is managed by former senior executives from nationally recognized investment banks and the mortgage banking industry with many years of experience in interest rate risk management and hedging strategies.

  United Special Services, Inc. United Special Services provides nationwide real estate management and disposition services on foreclosed properties owned by financial services companies and financial institutions. In addition to the unaffiliated clients currently served by United Special Services, Matrix Financial uses United Special Services exclusively in handling the disposition of its foreclosed real estate. As of December 31, 1999, United Special Services had approximately 1,300 foreclosed properties under its management.

  United Special Services also provides limited collateral valuation opinions to clients that are interested in assessing the value of the collateral underlying mortgage loans, as well as to clients such as Matrix Bank and other third party mortgage loan buyers evaluating potential bulk purchases of mortgage loans.

  ABS School Management Services, L.L.C. ABS provides outsourced business services to charter schools. Charter schools are public schools that are an alternative to traditional public schools. The primary services offered include fund accounting, cash management, budgeting, governmental reporting, payroll and accounts payable. In addition to business services, ABS provides administrative and instructional leadership through on-site administrators. These programs include curriculum development, special education and personnel management.

   Other divisions of ABS include facility and safety management, technology, policy development, grant administration, comprehensive insurance programs, as well as a financing division, which offers lease financing to charter schools for the purchase of school sites and equipment. The financing division also provides cash flow loans to charter schools on occasion. The business services mentioned above are integral to the financing division, as these services allow ABS to use their knowledge of the schools' financial condition and the capability of the schools' operators to make informed decisions in the underwriting of charter school loans and leases. It also gives ABS a significant advantage in the servicing and ongoing monitoring of the schools, which we believe is imperative to the collection process and the overall success of its financing efforts.

Savings Bank Activities

  General. Matrix Bank's main office is in Las Cruces, New Mexico. It also has branches in Las Cruces and in Sun City, Arizona, and loan production offices in Denver and Evergreen, Colorado. Through these locations, Matrix Bank serves its local communities by providing a broad range of personal and business depository services, offering residential and consumer loans and providing commercial real estate loans, including Small Business Administration loans. For a discussion of the depository services offered by Matrix Bank, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." For a discussion of the historical loan portfolio of the Company, including that of Matrix Bank, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Lending Activities."

  Purchase and Sale of Bulk Loan Portfolios. In addition to our mortgage loan origination and servicing-related activities, which are discussed under "-- Mortgage Banking Activities," we traditionally make bulk purchases of residential mortgage loans in the secondary market through Matrix Bank. We believe that our structure provides advantages over our competitors in the purchase of bulk mortgage loan packages. In particular:

   . United Financial, through its networking within the mortgage banking industry, is able to refer mortgage banking companies that are interested in selling mortgage loan portfolios directly to Matrix Bank. This direct contact reduces the number of portfolios that must be purchased through competitive bid situations, thereby reducing the cost associated with the acquisition of bulk residential mortgage loan portfolios.

   . Matrix Bank's affiliation with Matrix Financial provides servicing advantages that a typical community bank does not possess. Matrix Financial acts as a subservicer for a majority of Matrix Bank's mortgage loan portfolio. Because Matrix Financial services loans throughout the entire United States, Matrix Bank can acquire various types of loans secured by property located in any of the fifty states.

  Substantially all of the residential mortgage loans that Matrix Bank acquires are classified as held for sale. This accounting classification requires Matrix Bank to carry the loans at the lower of aggregate cost or market. The purchased loan portfolios typically include both fixed and adjustable rate mortgage loans. Although Matrix Bank reviews many loan portfolios for prospective acquisition, it focuses on acquiring seasoned first lien priority loans secured primarily by one-to-four single-family residential properties with unpaid principal balances of less than $350,000. To the extent that adjustable rate loans are available, Matrix Bank generally targets adjustable over fixed rate portfolios. Due to the accounting treatment required, we believe that the focus on seasoned and adjustable rate products reduces the effect of rising interest rates on the portfolio's market value.

  Matrix Bank purchases mortgage loan portfolios from various sellers who have either originated the loans or, more typically, acquired the loan portfolios in bulk purchases. Matrix Bank considers several factors prior to a purchase. Among other factors, Matrix Bank considers the product type, the current loan balance, the current interest rate environment, the seasoning of the mortgage loans, payment histories, geographic location of the underlying collateral, price, the current liquidity of Matrix Bank and the product mix in its existing mortgage loan portfolio.

  In some cases, the mortgage loan portfolios that Matrix Bank acquires are purchased at yields that exceed market. Some of the loans in these portfolios are considered performing loans that have had payment problems in the past or have had document deficiencies. These types of portfolios afford Matrix Bank with an opportunity to resell the loans at a higher price if the discount to market on these portfolios accurately reflects the additional risks associated with purchasing these types of loans. Loan document deficiencies are identified in the due diligence process and, to the extent practical, are cured by Matrix Bank prior to reselling the loans. Matrix Bank also analyzes the payment history on each mortgage loan portfolio. Many prior problems may be a result of inefficient servicing or may be attributable to several servicing transfers of the loans over a short period of time. Because many considerations may impact pricing or yield, Matrix Bank prices each loan package based on the specific underlying loan characteristics.

  Matrix Bank also buys nonperforming Federal Housing Administration and Veteran's Administration loans from third party sellers. The Department of Housing and Urban Development generally guarantees the principal and interest on these nonperforming loans. These loans are at fixed rates and generally have a short average life as the loans are typically liquidated through the foreclosure and claim process. As of December 31, 1999, Matrix Bank owned $147.9 million of these loans. See "Legal Proceedings."

  Matrix Bank performs due diligence on each mortgage loan portfolio that it desires to purchase on a bulk basis. These procedures consist of analyzing a representative sample of the mortgage loans in the portfolio and are typically performed by Matrix Bank employees, but occasionally are outsourced to third party contractors. The underwriter takes into account many factors and statistics in analyzing the sample of mortgage loans in the subject portfolio, including: the general economic conditions in the geographic area or areas in which the underlying residential properties are located; the loan-to-value ratios on the underlying loans; and the payment histories of the borrowers. In addition, the underwriter attempts to verify that each sample loan conforms to the standards for loan documentation set by Fannie Mae and Freddie Mac. In cases where a significant portion of the sample loans contain non-conforming documentation, Matrix Bank assesses the additional risk involved in purchasing the loans. This process helps Matrix Bank determine whether the mortgage loan portfolio meets its investment criteria and, if it does, the range of pricing that is appropriate.

  Matrix Bank continually monitors the secondary market for purchases and sales of mortgage loan portfolios and typically undertakes a sale of a particular loan portfolio in an attempt to "match" an anticipated bulk purchase of a particular mortgage loan portfolio or to generate current period earnings and cash flow.
To the extent that Matrix Bank is unsuccessful in matching its purchases and sales of mortgage loans, Matrix Bank may have excess capital, resulting in less leverage and higher capital ratios.

  During the year ended December 31, 1999, we made bulk purchases of mortgage loans of approximately $702.0 million and made bulk sales of approximately $192.7 million for a net gain on sale of bulk mortgage loans of $3.2 million. During the year ended December 31, 1998, we made bulk purchases of mortgage loans of approximately $678.2 million and made bulk sales of approximately $319.4 million for a gain on sale of bulk mortgage loans of $3.1 million.

  Commercial and Other Lending. Matrix Bank, through its commercial real estate division, has sought to diversify and enhance the yield of its loan portfolio by originating commercial and consumer loans and by offering a full range of lending products to its customers. The Company offers a variety of commercial loan products, including: single-family construction loans; commercial real estate loans; business and Small Business Administration loans; and financing to charter schools for the purchase of real estate and equipment. Matrix Bank's loan production office in Evergreen, Colorado, a suburb of Denver, principally originates single-family construction and commercial real estate loans. Matrix Bank's main office in Las Cruces, New Mexico also originates a portion of these loans. ABS performs underwriting and funding of loans and leases for charter schools.

  Matrix Bank originates loans to builders for the construction of single-family properties, and to a lesser extent, for the acquisition and development of improved residential lots. Matrix Bank generally makes these loans on commitment terms that last from nine to eighteen months and typically adjust with the prime rate of interest. In many cases, the residential properties have been pre-sold to the homeowner. It is generally considered that construction lending involves a higher level of risk than secured lending on existing properties because the properties securing construction loans are usually more speculative and more difficult to evaluate and monitor.

  Matrix Bank generally limits its commercial lending to income-producing real estate properties. The repayment of loans collateralized by income-producing properties depends upon the successful operation of the related real estate property and also on the credit and net worth of the borrower. Thus, repayment is subject to the profitable operation of the borrower's business, conditions in the real estate market, interest rate levels and overall economic conditions. Loans on income-producing properties must generally meet internal underwriting guidelines that include: a limit on the loan-to-value ratio of 75%; a review of the borrower with regard to management talent, integrity, experience and available financial resources; and, in most instances, a personal guarantee from the borrower.

  Matrix Bank's Small Business Administration division offers the following loan products: SBA 7a loans; first trust deed loans under the SBA 504 program; first trust deed companion loans, also known as "piggyback" loans; and Business and Industry Guaranteed Loans offered through the United States Department of Agriculture. Matrix Bank has received preferred lender status under the SBA program in the Denver, Colorado market area. Preferred lender status allows Matrix Bank to approve SBA-guaranteed loan applications without prior review from the SBA, thereby accelerating the approval process for small business loan applications. Preferred lenders also receive priority funding and service from the SBA. Matrix Bank plans to apply for preferred lender status in other market areas such as Utah, New Mexico and Arizona in 2000. During 1999, Matrix Bank originated $18.6 million SBA loans.

  During 1998, ABS began to offer direct financing leases to charter schools located primarily in Arizona, Colorado and Texas for the purchase of real estate, modular space and equipment. Charter schools are public schools that serve as an alternative to traditional public schools, thereby providing additional academic choices for parents and students. The direct financing leases are generally fully amortizing and completed on a tax-exempt basis. On occasion, we also provide cash flow loans to charter schools. During 1999, we originated $18.2 million loans and leases to charter schools. We originate the leases for resale and, as a result, classify the leases as held for sale. Charter school financing involves inherent risks such as:

  . the loan-to-value ratio for real estate transactions is 90% and for furniture, fixtures and equipment is 100%;

  .  there are no personal guarantees; and

  . cash flow to service the loans and leases is derived from the school's student count. If the school's student count decreases, or is less than projected, the school's ability to make scheduled payments on the financing may be impaired.

  In addition, Matrix Bank offers a variety of lending products to meet the specific needs of its customers. These products include fully amortizing secured installment loans, manufactured housing financing, credit card programs, home equity loans, business loans and share loans. In addition to the secured consumer loans, Matrix Bank extends unsecured loans, on a very limited basis, to qualified borrowers based on their financial statements and creditworthiness. Matrix Bank originates the majority of its consumer lending within the Las Cruces, New Mexico market area.

Brokerage and Consulting Services

  Brokerage Services. United Financial operates as one of the nation's leading full-service mortgage servicing and mortgage loan brokers. It is capable of analyzing, packaging, marketing and closing transactions involving servicing portfolios and selected merger and acquisition transactions for mortgage banking entities. United Financial markets its services to all types and sizes of market participants, thereby developing diverse relationships. During 1999, United Financial provided servicing brokerage services to various institutions, including:

    Chase Manhattan Mortgage               First Star Mortgage
    Crossland Mortgage Corp.              Old Kent Mortgage Co.
    First Nationwide Mortgage Corp.

  Mortgage servicing rights are sold either on a bulk basis or a flow basis. In a bulk sale, the seller identifies, packages and sells a portfolio of mortgage servicing rights to a buyer in a single transaction. In a flow sale, the seller agrees to sell to a specified buyer from time to time, at a predetermined price, the mortgage servicing rights originated by the seller that meet certain criteria. United Financial is capable of helping both buyers and sellers with respect to bulk and flow sales of mortgage servicing rights.

  We believe that the client relationships developed by United Financial through its national network of contacts with commercial banks, mortgage companies, savings associations and other institutional investors represent a significant competitive advantage and form the basis for United Financial's national market presence. These contacts also enable United

Financial to identify prospective clients for our other subsidiaries and make referrals when appropriate. See "--Consulting and Analytic Services."

  The secondary market for purchasing and selling mortgage servicing rights has become increasingly more active since its inception during the early 1980s.
Most institutions that own mortgage servicing rights have found that careful management of these assets is necessary due to their susceptibility to interest rate cycles, changing prepayment patterns of mortgage loans and fluctuating earnings rates achieved on custodial escrow balances. Since companies must capitalize originated mortgage servicing rights, management of mortgage servicing assets has become even more critical. These management efforts, combined with interest rate sensitivity of assets and the growth strategies of market participants, create constantly changing supply and demand and, therefore, constantly changing price levels in the secondary market for mortgage servicing rights.

  The sale and transfer of mortgage servicing rights occurs in a market that is inefficient and often requires an intermediary to match buyers and sellers. Prices are unpublished and closely guarded by market participants, unlike most other major financial secondary markets. This lack of pricing information complicates an already difficult process of differentiating between servicing product types, evaluating regional, economic and socioeconomic trends and predicting the impact of interest rate movements. Due to its significant contacts, reputation and market penetration, United Financial has access to information on the availability of mortgage servicing portfolios, which helps it bring interested buyers and sellers together.

  In addition, United Financial provides brokerage services to buyers and sellers of single-family residential mortgage loans. United Financial provides loan brokerage services to both servicing brokerage clients and non-servicing brokerage clients. In 1999, United Financial served as principal or broker in trading $1.0 billion of loans for clients, including Matrix Bank.

  Consulting and Analytic Services. United Financial continues to make significant commitments to its analytics department, which has developed expertise in helping companies implement and track their "mark-to-market" valuations and analyses. United Financial has enhanced its existing valuation models and has created a software program that can be customized to fit its customers' many different needs and unique situations in performing valuations and analyses. In addition, United Financial has the infrastructure and management information system capabilities necessary to undertake the complex analyses required by FAS 125. Many of the companies affected by the implementation of FAS 125 have outsourced this function to a third party rather than dedicate the resources necessary to develop systems for and perform their own FAS 125 valuations.

  Because FAS 125 requires that mortgage servicing portfolios be valued at the lower of cost or market value on a quarterly basis, active management of servicing assets has become a critical component to holders of mortgage servicing rights. Due to the risk of impairment of mortgage servicing rights as a result of constantly changing interest rates and prepayment speeds on the underlying mortgage portfolio, risk management of mortgage servicing rights by holders of mortgage servicing rights portfolios, which typically takes the form of hedging the portfolio, has become more prevalent. The FAS 125 "mark-to-market" analyses done by United Financial help clients assess which of their portfolios of mortgage servicing rights are most susceptible to impairment due to interest rate and prepayment risk. Once identified, the analytics department of United Financial is able to introduce the client to United Capital Markets, which in turn is able to offer its interest rate risk management services relating to the identified portfolio or other mortgage servicing portfolios owned by the client in order to meet the client's stated objectives.

  United Capital Markets' primary strategy employs interest rate risk management techniques that are different and more cost-efficient than products offered by Wall Street firms. United Capital Markets' approach includes modeling of asset risk, establishing and trading individual hedge accounts and matching accounting practice and management goals. United Capital Markets employs this strategy by calculating the appropriate mix of exchange-traded treasury futures and options to offset the change in value of the clients' portfolios. These calculations are completed with real-time market pricing. Monthly portfolio evaluations are calculated to ensure correlation and appropriate accounting treatment. The hedging instruments used have lower transaction costs allowing both ease in rebalancing, if necessary, and daily reporting. United Capital Markets uses a combination of futures and options to match both the duration and convexity of the hedged asset. As of December 31, 1999, United Capital Markets was providing interest rate risk management services to six clients, including Matrix Bank and Matrix Financial, with approximately $5.5 billion of mortgage servicing rights hedged.

  In 2000, United Financial plans to expand its analytic and consulting services to include advisory services on business performance, including the risks and rewards of various business lines.

  We believe that combining the services offered by the analytics department of United Financial with those of United Capital Markets provides us with a competitive advantage in attracting and retaining clients because we are able to offer financial services companies and financial institutions a more complete package of services than our competitors. In addition, United Financial is able to refer clients to Matrix Bank for financing opportunities and to United Special Services for asset disposition services. The full range of services offered by United Financial and its affiliates further strengthens United Financial's client relationships.

Mortgage Banking Activities

  Residential Mortgage Loan Servicing. Matrix Financial and Matrix Bank each has its own mortgage servicing portfolio, but we conduct our residential servicing activities exclusively through Matrix Financial. Matrix Bank's mortgage servicing rights are typically subserviced by Matrix Financial. At December 31, 1999, Matrix Financial serviced approximately $5.9 billion of mortgage loans, including $2.5 billion subserviced for Matrix Bank, but excluding $205.9 million subserviced for companies that are not affiliated with us.

  Servicing mortgage loans involves a contractual right to receive a fee for processing and administering loan payments. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. These payments are held in custodial escrow accounts at Matrix Bank. Matrix Bank invests this money in interest-earning assets with returns that historically have been greater than could be realized by Matrix Financial using the custodial escrow deposits as compensating balances to reduce the effective borrowing cost on its warehouse credit facilities.

  As compensation for its mortgage servicing activities, Matrix Financial receives servicing fees, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. In the event of default by the borrower, Matrix Financial receives no servicing fees until the default is cured. At December 31, 1999, Matrix Financial's annual weighted-average servicing fee was 0.40%.

  Servicing is provided on mortgage loans on a recourse or nonrecourse basis. Our policy is to accept only a limited number of servicing assets on a recourse basis. As of December 31, 1999 and 1998, on the basis of outstanding principal balances, less than 1% of our owned mortgage servicing contracts involved recourse servicing. To the extent that servicing is done on a recourse basis, we are exposed to credit risk with respect to the underlying loan in the event of a repurchase. Additionally, many of our nonrecourse mortgage servicing contracts owned require us to advance all or part of the scheduled payments to the owner of the mortgage loan in the event of a default by the borrower. Many owners of mortgage loans also require the servicer to advance insurance premiums and tax payments on schedule even though sufficient escrow funds may not be available. Therefore, we must bear the funding costs associated with making such advances. If the delinquent loan does not become current, these advances are typically recovered at the time of the foreclosure sale. Foreclosure expenses are generally not fully reimbursable by Fannie Mae, Freddie Mac or the Government National Mortgage Association, for which we provide significant amounts of mortgage loan servicing. As of December 31, 1999 and 1998, we had advanced approximately $11.2 million and $7.9 million, respectively, in funds on behalf of third party investors.

  Mortgage servicing rights represent a contractual right to service, and not a beneficial ownership interest in, underlying mortgage loans. Failure to service the loans in accordance with contract or other applicable requirements may lead to the termination of the mortgage servicing rights and the loss of future servicing fees. To date, there have been no terminations of mortgage servicing rights by any mortgage loan owners because of our failure to service the loans in accordance with our obligations.

  In order to track information on our servicing portfolio, Matrix Financial utilizes a data processing system provided by Alltel Information Services, Inc. Because Alltel is one of the largest mortgage banking service bureaus in the United States, we believe that this system gives Matrix Financial capacity to support expansion of our residential mortgage loan servicing portfolio.

  The following table sets forth certain information regarding the composition of our mortgage servicing portfolio, excluding loans subserviced for others, as of the dates indicated:

                                                                                          As of December 31,
                                                               ---------------------------------------------------------------------
                                                                       1999                        1998                      1997
                                                               -----------------              ------------              ------------
                                                                                            (In thousands)
FHA insured/VA guaranteed residential..........................     $    926,179              $    960,053              $    699,056
Conventional loans.............................................        4,891,809                 4,338,308                 2,633,563
Other loans....................................................           71,727                    59,368                    15,443
                                                                    ------------              ------------              ------------
   Total mortgage servicing portfolio..........................     $  5,889,715              $  5,357,729              $  3,348,062
                                                                    ============              ============              ============

Fixed rate loans...............................................     $  4,926,055              $  4,234,349              $  2,691,409
Adjustable rate loans..........................................          963,660                 1,123,380                   656,653
                                                                    ------------              ------------              ------------
   Total mortgage servicing portfolio..........................     $  5,889,715              $  5,357,729              $  3,348,062
                                                                    ============              ============              ============

  The following table shows the delinquency statistics for the mortgage loans serviced by Matrix Financial, excluding loans subserviced for others, compared with national average delinquency rates as of the dates presented.
Delinquencies and foreclosures for the mortgage loans serviced by us generally exceed the national average due to high rates of delinquencies and foreclosures on certain bulk loan and bulk servicing portfolios that we acquired at a discount. In September 1999, we acquired a servicing portfolio with some seriously delinquent loans, the majority of which were in active bankruptcy or foreclosure. This portfolio was responsible for the majority of the increase in the percentage of our servicing portfolio that was delinquent at December 31, 1999.

                                                          As of  December 31,
                          ----------------------------------------------------------------------------------
                                             1999                                      1998
                          ----------------------------------------    --------------------------------------
                                                        National                                  National
                                    Company            Average(1)             Company            Average(1)
                          -------------------------    -----------    -----------------------    -----------
                            Number     Percentage      Percentage     Number     Percentage      Percentage
                              of      of Servicing         of           of      of Servicing         of
                            Loans       Portfolio         Loans       Loans       Portfolio         Loans
                          -------------------------    -----------    -----------------------    -----------
Loans delinquent for:
 30-59 days...............   4,079          4.50%          2.88%       3,120          3.98%          2.96%
 60-89 days...............   1,120          1.24           0.63          612          0.78           0.68
 90 days and over.........   2,426          2.68           0.59          712          0.91           0.60
                            ------        ------         ------       ------        ------         ------
 Total delinquencies......   7,625          8.42%          4.10%       4,444          5.67%          4.24%
                            ======        ======         ======       ======        ======         ======
Foreclosures.............     905          1.00%          0.98%         727          0.93%           1.11%
                            ======        ======         ======       ======        ======         ======

                                    As of December 31,
                           -------------------------------------
                                           1997
                           -------------------------------------
                                                        National
                                   Company             Average(1)
                           -----------------------    -----------
                            Number     Percentage      Percentage
                              of      of Servicing         of
                            Loans       Portfolio         Loans
                           -------   -------------    -----------
Loans delinquent for:
 30-59 days...............  3,558          5.78%            3.03%
 60-89 days...............    835          1.36             0.71
 90 days and over.........    912          1.48             0.62
                           ------        ------           ------
 Total delinquencies......  5,305          8.62%            4.36%
                           ======        ======           ======
Foreclosures.............     447          0.73%            1.11%
                           ======        ======           ======

(1) Source: Mortgage Bankers Association, "Delinquency Rates of 1- to 4-Unit Residential Mortgage Loans" (Seasonally Adjusted) (Data as of September 30, 1999, December 31, 1998 and December 31, 1997, respectively. Data as of December 31, 1999 was not yet available).

  The following table sets forth certain ifnormation regarding the number and aggregate principal balance of the mortgage loans serviced by Matrix Financial, including both fixed and adjustable rate loans, excluding loans subserviced for others, at various interest rates:



                                                          As of  December 31,
                          ------------------------------------------------------------------------------------
                                             1999                                      1998
                          ----------------------------------------    ----------------------------------------
                                                       Percentage                                  Percentage
                            Number     Aggregate      of Aggregate     Number      Aggregate      of Aggregate
                              of       Principal       Principal         of        Principal        Principal
          Rate               Loans      Balance          Balance        Loans       Balance          Balance
------------------------   --------    -----------    -------------    -------     -----------    ------------
                                                        (Dollars in thousands)
Less than 7.00%.........      7,301    $   618,659         10.50%        7,123     $   662,491         12.36%
7.00%-- 7.99%...........     30,848      2,467,177         41.89        22,341       1,799,472         33.59
8.00%-- 8.99%...........     28,620      1,822,777         30.95        26,702       1,859,471         34.71
9.00%-- 9.99%...........     15,892        647,918         11.00        15,557         731,586         13.65
10.00%--10.99%..........      7,898        333,184          5.66         6,067         284,637          5.31
11.00%--11.99%..........          -              -             -           251           9,441          0.18
12.00% and over.........          -              -             -           305          10,631          0.20
                           --------    -----------   -----------       -------     -----------    ----------
  Total..................    90,559    $ 5,889,715        100.00%       78,346     $ 5,357,729        100.00%
                           ========    ===========   ===========       =======     ===========    ==========

                                  As of December 31,
                          ---------------------------------------
                                         1997
                          ---------------------------------------
                                                      Percentage
                           Number     Aggregate      of Aggregate
                             of       Principal       Principal
          Rate             Loans       Balance         Balance
------------------------  -------     -----------    -------------

Less than 7.00%.........    2,968     $   220,582             6.59%
7.00%-- 7.99%...........   13,836         915,789            27.35
8.00%-- 8.99%...........   19,800       1,121,807            33.51
9.00%-- 9.99%...........   15,780         696,575            20.80
10.00%--10.99%..........    9,086         390,956            11.68
11.00%--11.99%..........       37           2,110             0.06
12.00% and over.........       10             243             0.01
                          -------     -----------    -------------
  Total..................  61,517     $ 3,348,062           100.00%
                          =======     ===========    =============

  Loan administration fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining maturity of the mortgage loans serviced by Matrix Financial, excluding loans subserviced for others, as of the dates shown. The changes in the remaining maturities as a percentage of unpaid principal between 1999, 1998 and 1997, as reflected below, are the result of acquisitions of mortgage servicing rights completed during 1999 and 1998.

                                                       As of  December 31,
               ------------------------------------------------------------------------------------------------------------
                                        1999                                                    1998
               ---------------------------------------------------       --------------------------------------------------
                                                        Percentage                                               Percentage
                 Number    Percentage       Unpaid        Unpaid         Number     Percentage       Unpaid        Unpaid
                   of       of Number      Principal     Principal         of       of Number       Principal     Principal
   Maturity      Loans      of Loans        Amount        Amount         Loans       of Loans        Amount        Amount
-------------- --------    -----------   -----------    ---------        -------    ----------   ------------    ----------
                                              (Dollars in thousands)
1-- 5 years....  34,990       38.64%     $ 1,043,559         17.72%       9,478       12.10%      $   216,441          4.04%
6--10 years....  10,364       11.44          577,077          9.80       21,320       27.21           943,428         17.61
11--15 years...   8,691        9.60          560,212          9.51       10,231       13.06           534,187          9.97
16--20 years...  18,624       20.57        1,766,824         30.00        7,870       10.04           545,628         10.18
21--25 years...   3,417        3.77          381,663          6.48       12,524       15.99         1,184,562         22.11
More than 25
 years.........  14,473       15.98        1,560,380         26.49       16,923       21.60         1,933,483         36.09
               --------    --------      -----------    ----------       ------     -------      ------------    ----------
 Total.........  90,559      100.00%     $ 5,889,715        100.00%      78,346      100.00%      $ 5,357,729        100.00%
               ========    ========      ===========    ==========      =======     =======      ============    ==========

                                        As of December 31,
                        ----------------------------------------------------
                                                1997
                        ----------------------------------------------------
                                                                  Percentage
                        Number    Percentage         Unpaid         Unpaid
                          of       of Number        Principal     Principal
   Maturity              Loans     of Loans          Amount         Amount
--------------          ------    ---------        ----------     ---------
                                    (Dollars in thousands)
1-- 5 years....          7,485        12.17%      $   103,761          3.10%
6--10 years....         11,405        18.54           257,208          7.68
11--15 years...         14,325        23.29           589,747         17.62
16--20 years...          9,600        15.61           558,605         16.68
21--25 years...          7,427        12.07           687,563         20.54
More than 25
 years.........         11,275        18.32         1,151,178         34.38
                       -------   ----------       -----------    ----------
                        61,517       100.00%      $ 3,348,062        100.00%
 Total.........        =======   ==========       ===========    ==========

  Our servicing activity is diversified throughout all 50 states with concentrations at December 31, 1999 in California, Texas and Florida of approximately 23.1%, 14.1% and 8.9%, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced.

  Acquisition of Servicing Rights. Our strategy with respect to mortgage servicing focuses on acquiring servicing for which the underlying mortgage loans tend to be more seasoned and to have lower interest rates, lower principal balances and higher custodial escrow balances than newly originated mortgage loans. We believe this strategy allows us to reduce our prepayment risk, while allowing us to capture relatively high custodial escrow balances in relation to the outstanding principal balance. During periods of declining interest rates, prepayments of mortgage loans increase as homeowners seek to refinance at lower interest rates, resulting in a decrease in the value of the servicing portfolio. Mortgage loans with higher interest rates and/or higher principal balances are more likely to result in prepayments since the cost savings to the borrower from refinancing can be significant. Despite the strategy mentioned above, we remain opportunistic in our acquisition philosophy. If higher balance, less seasoned portfolios are available at our desired internal rate of return, we may, from time to time, pursue such acquisitions.

  The following table shows quarterly and annual average prepayment rate experience on the mortgage loans serviced by Matrix Financial, excluding loans subserviced by and for others:
















                                                         For the Year Ended December 31,
                                    --------------------------------------------------------------------

                                           1999(1)(4)                1998(2)(4)                1997(3)
                                    ----------------------    ----------------------    ----------------
Quarter ended:
 December 31........................         13.63%                    28.36%                  12.52%
 September 30.......................         17.43                     23.60                   12.75
 June 30............................         24.70                     21.53                   10.94
 March 31...........................         26.47                     17.00                    8.97
                                    ----------------------    ----------------------    ----------------
Annual average......................         20.56%                    22.62%                  11.30%
                                    ======================    ======================    ================

 _________________
(1) These prepayment rates exclude prepayment experience for mortgage servicing rights subserviced for us by others of $0, $576 million, $1.0 billion and $238 million for the quarters ended December 31, September 30, June 30 and March 31, 1999, respectively.

(2) These prepayment rates exclude prepayment experience for mortgage servicing rights subserviced for us by others of $930 million, $703 million, $0 and $1.3 billion for the quarters ended December 31, September 30, June 30, and March 31, 1998, respectively.

(3) These prepayment rates exclude prepayment experience for mortgage servicing rights subserviced for us by others of $700 million, $1.1 billion, $610 million and $1.3 billion for the quarters ended December 31, September 30, June 30, and March 31, 1997, respectively.

(4) These prepayment rates do not include prepayments that resulted from us targeting our own servicing portfolio for refinance opportunities.

  We acquire substantially all of our mortgage servicing rights in the secondary market. The industry expertise of United Financial and Matrix Financial allows us to capitalize upon inefficiencies in this market when acquiring mortgage servicing rights. Prior to acquiring mortgaging servicing rights, we analyze a wide range of characteristics of each portfolio considered for purchase. This analysis includes projecting revenues and expenses and reviewing geographic distribution, interest rate distribution, loan-to-value ratios, outstanding balances, delinquency history and other pertinent statistics. Due diligence is performed either by our employees or a designated independent contractor on a representative sample of the mortgages involved. The purchase price is based on the present value of the expected future cash flow, calculated by using a discount rate and loan prepayment assumptions that we consider to be appropriate to reflect the risk associated with the investment.

  Sales of Servicing Rights. We periodically sell our purchased mortgage servicing portfolios and generally sell all mortgage servicing rights on new loans that we originate. These sales increase current revenue, which is reflected in loan origination income for originated servicing and gain on sale of servicing for purchased servicing, and generate cash at the time of sale, but reduce future servicing fee income. We sold mortgage servicing rights on loans that we originated having an aggregate principal amount of $228.9 million and $277.4 million during the years ended December 31, 1999 and 1998, respectively. Periodically, we may also sell purchased mortgage servicing rights to restructure our portfolio or generate revenues. Purchased mortgage servicing rights were sold on loans having an aggregate principal amount of $161.2 million and $175.3 million during the years ended December 31, 1999 and 1998, for net gains of $363,000 and $803,000, respectively.

  We anticipate that we will continue to sell substantially all originated mortgage servicing rights on new loans that we originate. We also may sell purchased mortgage servicing rights. We intend to base decisions regarding future mortgage servicing sales upon our cash requirements, purchasing opportunities, capital needs, earnings and the market price for mortgage servicing rights. During a quarter in which we sell purchased mortgage servicing rights, reported income will tend to be greater than if we had not made the sale during that quarter. Prices obtained for mortgage servicing rights vary depending on servicing fee rates, anticipated prepayment rates, average loan balances, remaining time to maturity, servicing costs, custodial escrow balances, delinquency and foreclosure experience and purchasers' required rates of return.

  In the ordinary course of selling mortgage servicing rights in accordance with industry standards, we make certain representations and warranties to purchasers of mortgage servicing rights. If a borrower defaults and there has been a breach of representations or warranties and we have no third party recourse, we may become liable for the unpaid principal and interest on defaulted loans. In such a case, we may be required to repurchase the mortgage loan and bear any subsequent loss on the loan. In connection with any purchases of mortgage servicing rights that we make, we also are exposed to liability to the extent that an originator or seller of the mortgage servicing rights is unable to honor its representations and warranties. Historically, we have not incurred material losses due to breaches of representations and warranties and we do not anticipate any future material losses due to breaches of representations and warranties; however, there can be no assurance that we will not experience such losses.

   Hedging of Servicing Rights. Our investment in mortgage servicing rights is exposed to potential impairment in certain interest rate environments. As previously discussed, the prepayment of mortgage loans increases during periods of declining interest rates as homeowners seek to refinance their loan to lower interest rates. If the level of prepayment on segments of our mortgage servicing portfolio reaches a level higher than we projected for an extended period of time, the associated basis in the mortgage servicing rights may be impaired. To mitigate this risk of impairment due to declining interest rates, we initiated a hedging strategy during 1997 that is managed by United Capital Markets and uses a program of exchange-traded futures and options. We had hedged approximately 10% of our servicing portfolio as of December 31, 1999 and approximately 13% of our servicing portfolio as of December 31, 1998. The hedging program qualifies for hedge accounting treatment based on a high degree of statistical correlation and current accounting guidance.

  Residential Mortgage Loan Origination. We originate residential mortgage loans on both a wholesale and retail basis through Matrix Financial and Matrix Bank. Matrix Financial originated a total of $443.4 million in residential mortgage loans for the year ended December 31, 1999 and $575.0 million in residential mortgage loans for the year ended December 31, 1998.

  Wholesale Originations. Matrix Financial's primary source of mortgage loan originations is its wholesale division, which originates mortgage loans through approved independent mortgage loan brokers. These brokers qualify to participate in Matrix Financial's program through a formal application process that includes an analysis of the broker's financial condition and sample loan files, as well as the broker's reputation, general lending expertise and references. As of December 31, 1999, Matrix Financial had approved relationships with approximately 1,430 mortgage loan brokers. From Matrix Financial's offices in Atlanta, Chicago, Denver and Phoenix, the sales staff solicit mortgage loan brokers throughout the Southeastern, Midwestern and Rocky Mountain areas of the United States for mortgage loans that meet Matrix Financial's criteria.

  Mortgage loan brokers act as intermediaries between borrowers and Matrix Financial in arranging mortgage loans. Matrix Financial, as an approved seller/servicer for Fannie Mae, Freddie Mac and the Government National Mortgage Association, provides these brokers access to the secondary market for the sale of mortgage loans that they otherwise cannot access because they do not meet the applicable seller/servicer net worth requirements. Matrix Financial attracts and maintains relationships with mortgage loan brokers by offering a variety of services and products.

  To supplement our product offerings made through our wholesale loan origination network, we offer a program tailored to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources. The borrowers who need this type of loan product often have impaired or unsubstantiated credit histories and/or unverifiable income and require or seek a high degree of personalized service and swift response to their loan applications. As a result, these borrowers generally are not averse to paying higher interest rates for this loan product type, as compared to the interest rates charged by conventional lending sources. We have established classifications with respect to the credit profiles of these borrowers. The classifications range from A- through D depending upon a number of factors, including the borrower's credit history and employment status. During 1999 and 1998, Matrix Financial originated $38.5 million and $45.7 million, respectively, of A- through D credit residential mortgage loans, all of which were sold to unaffiliated third party investors on a nonrecourse basis under standard industry representations and warranties. All current originations of A- through lesser quality credit loans are sold to a third party at the time the loan is closed under a best efforts commitment.

  Matrix Financial's management has decided, for strategic purposes, to increase its emphasis on wholesale originations through hiring loan producers at existing offices. In low or decreasing interest rate environments, increased loan origination volumes can act as a hedge against the decreasing value of mortgage servicing portfolios caused by increased prepayments.

  Retail Originations. Matrix Bank originates residential loans on a retail basis through its branches in Las Cruces, New Mexico and Sun City, Arizona. In early 1997, Matrix Bank opened a lending office in Evergreen, Colorado. This location primarily originates residential construction loans and commercial loans in the local market place. We anticipate that the construction loans funded through the Evergreen office will be converted to permanent mortgage loans funded through Matrix Bank. The retail loans originated by Matrix Bank consist of a broad range of residential loans, at both fixed and adjustable rates, consumer loans and commercial real estate loans.

  Matrix Financial has also developed a retention center that focuses on the solicitation of our portfolio and others' owned servicing portfolios for refinancing opportunities. The goal is to identify those mortgagees which are likely to refinance and have them refinance with Matrix Financial. If the borrower is from our servicing portfolio, we have effectively preserved a portion of our servicing portfolio, as the borrower would have been likely to refinance with another lender.

  Quality Control. We have a loan quality control process designed to ensure sound lending practices and compliance with Fannie Mae, Freddie Mac and applicable private investor guidelines. Prior to funding any wholesale or retail loan, we perform a pre-funding quality control audit that consists of the verification of employment and utilizes a detailed checklist. In addition, on a monthly basis we select 10% of all closed loans for a detailed audit conducted by our own personnel or a third party service provider. The quality control process entails performing a complete underwriting review and independent re-verification of all employment information, tax returns, source of down payment funds, bank accounts and credit. Furthermore, 10% of the audited loans are chosen for an independent field review and standard factual credit report. All discovered deficiencies in these audits are reported to our senior management to determine trends and additional training needs. We then address and cure all resolvable issues. We also perform a quality control audit on all early payment defaults, first payment defaults and 60-day delinquent loans, the findings of which are reported to the appropriate investor and/or senior management.

  Sale of Originated Loans. We generally sell the residential mortgage loans that we originate. Under ongoing programs established with Fannie Mae and Freddie Mac, conforming conventional loans may be sold on a cash basis or pooled by us and exchanged for securities guaranteed by Fannie Mae or Freddie Mac. We then sell these securities to national or regional broker-dealers. Mortgage loans sold to Fannie Mae or Freddie Mac are sold on a nonrecourse basis so that foreclosure losses are generally borne by Fannie Mae or Freddie Mac and not by us.

  We also sell nonconforming residential mortgage loans on a nonrecourse basis to other secondary market investors. These loans are typically first lien mortgage loans that do not meet all of the agencies' underwriting guidelines, and are originated instead for other institutional investors with whom we have previously negotiated purchase commitments and for which we occasionally pay a fee.

  We sell residential mortgage loans on a servicing-retained or servicing-released basis. Certain purchasers of mortgage loans require that the loan be sold to them servicing-released. Generally, we sell conforming loans on a servicing-retained basis and nonconforming loans on a servicing-released basis. See "--Residential Mortgage Loan Servicing."

  In connection with our residential mortgage loan originations and sales, we make customary representations and warranties, similar in nature and scope to those provided in connection with sales of mortgage servicing rights. Our experience has been that giving such representations and warranties rarely results in a request for repurchases or repurchases of a significant amount of residential mortgage loans in a given transaction. However, there can be no assurance that we will not be required to make a significant repurchase in the future or that losses will not occur in the future due to the representations and warranties issued. See "Legal Proceedings."

   The sale of mortgage loans may generate a gain or loss for us. Gains or losses result primarily from two factors. First, we may make a loan to a borrower at a rate resulting in a price that is higher or lower than we would receive if we had immediately sold the loan in the secondary market. These price differences occur primarily as a result of competitive pricing conditions in the primary loan origination market. Second, gains or losses may result from changes in interest rates that result in changes in the market value of the mortgage loans from the time that the price commitment is given to the borrower until the time that the mortgage loan is sold to the investor. Net gains and losses on originated loans are recorded in loan origination income.

   In order to hedge against the interest rate risk resulting from these timing differences, we historically have committed to sell all closed originated mortgage loans held for sale and a portion of the mortgage loans that are not yet closed but for which the interest rate has been established, sometimes referred to in this document as "pipeline loans." We adjust our net commitment position daily either by entering into new commitments to sell or by buying back commitments to sell depending upon our projection of the portion of the pipeline loans that we expect to close. These projections are based on numerous factors, including changes in interest rates and general economic trends. The accuracy of the underlying assumptions bears directly upon the effectiveness of our use of forward commitments and subsequent profitability. The inherent value of the forward commitments is considered in the determination of the lower of cost or market in valuing our pipeline and funded loans at any given time.

Self-Directed Trust, Custody and Clearing Activities

   Sterling Trust provides administrative services for self-directed individual retirement accounts, qualified business retirement plans, custodial accounts and a variety of corporate trust and escrow arrangements. In addition, Sterling Trust offers specialized custody and clearing services to investment professionals. These services are marketed on a nationwide basis to the financial services industry, specifically broker-dealers, registered representatives, financial planners and advisors, tax professionals, insurance agents and investment product sponsors. The advantage offered by Sterling Trust is the ability to hold a wide array of assets, including mutual funds and brokerage accounts for trading public stocks, as well as nonstandard assets such as real estate, trust deeds, individually negotiated debt instruments and private offerings of securities.

   Sterling Trust does not offer financial planning or advising services, nor does it sell or solicit any investments. Sterling Trust offers only trust and custodial services without affiliation to any investment. It has always been Sterling Trust's mission to keep this independence to ensure that high quality services are offered without any conflicting interests. Sterling Trust executes no investment transaction without the direction of the account holder or the account holder's designated representative.

   Individual Retirement Account Services. Account holders have complete control in the selection and management of all investments. Because investment decisions are involved, account holders may choose to appoint a financial planner, stockbroker or other individual to be their designated representative. The advantages offered by a Sterling Trust self-directed IRA include the freedom to diversify among a wide range of investment choices and the convenience of consolidation.

   A Sterling Trust IRA offers the ability to invest in all types of public mutual funds, stocks, bonds, annuities and limited partnerships. In addition, a Sterling Trust IRA permits nonstandard assets such as real estate, trust deeds, stock of closely-held companies and other types of private placement investments. With a wide range of investment vehicles, a Sterling Trust IRA can help account holders meet their retirement objectives.

   With a Sterling Trust self-directed IRA, several IRAs may be consolidated into one IRA account. This consolidation may potentially reduce administrative fees, as well as save account holders time spent managing their investments. The quarterly statements provided by Sterling Trust allow account holders to view their account holdings on one comprehensive, easy-to-read statement.

   Qualified Business Retirement Plan Services. Sterling Trust offers quality record keeping and administration services on 401(k) plans, profit sharing plans, money purchase pension plans and other types of defined contribution and defined benefit plans. Prototype plan documents that provide cost-effective compliance with the tax codes are available for employers of all sizes, from sole proprietors to large corporations.

   Sterling Trust's qualified business retirement plans are designed to allow the employer to choose the level of service needed, from simple bookkeeping and government reporting, to complete, comprehensive services. No matter what level of service an employer selects, Sterling Trust offers complete independence from investment products which allows the employer to choose among a full range of investment options.

   In addition to choosing a plan that meets their service needs and provides investment flexibility, the employer can select from among a wide range of plan features, which include daily valuation, participant loans, integration with social security and the ability to hold life insurance within the plan.

   Custodial Services. Sterling Trust offers custodial services on both qualified business retirement plans and non-qualified accounts. Custodial services are also offered on 403(b) plans. By using Sterling Trust's custodial services, individuals and businesses nationwide can monitor and track all investments held within their portfolio. Sterling Trust will execute trades at the direction of the account holder, hold title to the assets as custodian, receive and process periodic reports and earnings and then summarize this activity on quarterly account statements. At year-end, all tax reporting data is prepared and sent to the account holder for income tax preparation purposes. Custodial accounts receive the same investment flexibility as that which is offered on other types of accounts.

   Corporate Trust/Escrow Services. Sterling Trust offers a full range of corporate trust and escrow services to investment product sponsors. In general, Sterling Trust will serve as the administrative trustee under various types of service agreements, provided that it has no discretion with regard to the investment of assets. Typical administrative services include holding funds in escrow, holding of trust assets, periodic reporting on investment activity, registrar and paying agent services and maintaining investor records.

   Clearing Services. Matrix Settlement & Clearance Services, our 50% owned joint venture, provides automated clearing of mutual funds utilizing the National Securities Clearing Corporation's Fund/SERV and Defined Contribution Clearance & Settlement platform for banks, trust companies, third party administrators and registered investment advisors. Sterling Trust has already benefited from increased custodial business as a result of the joint venture. Additionally, Matrix Settlement & Clearance Services has generated low-cost deposits for Matrix Bank in transactions where Matrix Bank serves as the clearing bank.

   At December 31, 1999, Sterling Trust had assets under administration of over $2.5 billion.

Real Estate Management and Disposition Services

   United Special Services provides real estate management and disposition services on foreclosed properties owned by financial services companies and financial institutions across the United States. In addition to the unaffiliated clients currently served by United Special Services, many of which are also clients of United Financial, Matrix Financial uses United Special Services exclusively in handling the disposition of its foreclosed real estate. Having United Special Services, rather than Matrix Financial, provide this service transforms the disposition process into a revenue generator for us, since United Special Services typically collects a referral fee based on the value of the foreclosed real estate from the real estate broker involved in the sale transaction. Because United Special Services typically collects its fee from the real estate broker, United Special Services is able to provide this disposition service on an outsourced basis and at no additional cost to the mortgage loan servicer. United Special Services is able to pass the cost of the disposition on to the real estate broker because of the volume it generates.

   In addition, United Special Services provides limited collateral valuation opinions to clients who are interested in assessing the value of the underlying collateral on nonperforming mortgage loans, as well as to clients such as Matrix Bank and other third party mortgage loan originators and buyers interested in evaluating potential bulk purchases of mortgage loans.

Competition

   We compete for the acquisition of mortgage servicing rights and bulk loan portfolios mainly with mortgage companies, savings associations, commercial banks and other institutional investors. We believe that we have competed successfully for the acquisition of mortgage servicing rights and bulk loan portfolios by relying on the advantages provided by our unique corporate structure and the secondary market expertise of our employees.

   We believe that Matrix Bank's most direct competition for deposits comes from local financial institutions. Customers distinguish between market participants based primarily on price and, to a lesser extent, the quality of customer service and name recognition. Matrix Bank's cost of funds fluctuates with general market interest rates. During certain interest rate environments, we expect additional significant competition for deposits from corporate and governmental debt securities, as well as from money market mutual funds. Matrix Bank competes for conventional deposits by emphasizing quality of service, extensive product lines and competitive pricing.

   For mortgage loan and mortgage servicing rights brokerage and consulting, we compete mainly with other mortgage banking consulting firms, national and regional investment banking companies and accounting firms. We believe that the customers distinguish between market participants based primarily on customer service. United Financial competes for its brokerage and consulting activities by:

   .  recruiting qualified and experienced sales people;

   .  developing innovative sales techniques;

   .  offering superior analytical services, including hedging strategies;

   . providing financing opportunities to its customers through its affiliation with Matrix Bank; and

   . seeking to provide a higher level of service than is furnished by its competitors.

   In originating mortgage loans, Matrix Financial and Matrix Bank compete mainly with other mortgage companies, finance companies, savings associations and commercial banks. Customers distinguish among market participants based primarily on price and, to a lesser extent, the quality of customer service and name recognition. Aggressive pricing policies of our competitors, especially during a declining period of mortgage loan originations, could in the future result in a decrease in our mortgage loan origination volume and/or a decrease in the profitability of our loan originations, thereby reducing our revenues and net income. We compete for loans by offering competitive interest rates and product types and by seeking to provide a higher level of personal service to mortgage brokers and borrowers than is furnished by our competitors. However, we do not have a significant market share of the lending markets in which we conduct operations.

   Sterling Trust faces considerable competition in all of the services and products that it offers, mainly from other self-directed trust companies and broker-dealers. Sterling Trust also faces competition from other trust companies and trust divisions of financial institutions. Sterling Trust's niche has been, and will continue to be, providing high quality customer service and servicing nonstandard retirement products. In an effort to increase market share, Sterling Trust will endeavor to provide superior service, expand its marketing efforts, provide competitive pricing and continue to diversify its product mix.

   United Capital Markets competes with in-house interest rate risk management departments and Wall Street derivative products. United Capital Markets believes that customers distinguish among market participants based on name recognition, price and customer service and satisfaction. United Capital Markets competes by offering a unique hedging product that tends to cost less than the products offered by its competitors.

   United Special Services competes against other companies that specialize in providing real estate management and disposition services on foreclosed property. Additionally, clients or potential clients that opt to perform these services in-house diminish United Special Services' market.

   ABS competes with other outsourcing companies, as well as schools that prefer to perform the services offered by ABS in-house.

Employees

   At December 31, 1999, we and our subsidiaries had 600 employees. We believe that our relations with our employees are good. Neither we nor any of our subsidiaries is a party to any collective bargaining agreement.

Regulation and Supervision

   Set forth below is a brief description of various laws and regulations affecting our operations. The description of laws and regulations contained in this document does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

   Any change in applicable laws, regulations or regulatory policies may have a material effect on our business, operations and prospects.

   Matrix Bancorp. We are a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933. As such, we have registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulation, examination, supervision and reporting requirements. In addition, the Office Thrift Supervision has enforcement authority over us and our savings association and non-savings association subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of our subsidiary savings institution, Matrix Bank. In addition, Matrix Bank must notify the Office of Thrift Supervision at least 30 days before making any capital distribution to us.

   As a unitary savings and loan holding company, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that Matrix Bank continues to be a "qualified thrift lender" under the Home Owners' Loan Act. To maintain its status as a qualified thrift lender, Matrix Bank must invest a minimum percentage of its assets in qualified thrift unless the Office of Thrift Supervision grants an exception to this requirement. In general, qualified thrift investments include certain types of residential mortgage loans and mortgage-backed securities. Upon any nonsupervisory acquisition by us of another savings association or of a savings bank or a cooperative bank that is an insured bank that meets the qualified thrift lender test and is deemed to be a savings association by the Office of Thrift Supervision, we would become a multiple savings and loan holding company if the acquired institution is held as a separate subsidiary. Multiple savings and loan holding companies are subject to extensive limitations on the types of business activities in which they may engage. The Home Owners' Loan Act limits the activities of a multiple savings and loan holding company and its uninsured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, subject to the prior approval of the Office of Thrift Supervision, and activities authorized by Office of Thrift Supervision regulation. In addition, if Matrix Bank fails to maintain its status as a qualified thrift lender, the Home Owners' Loan Act would limit the types of business activities in which we may engage to those permissible for a multiple savings and loan holding company, and, except in limited circumstances, it would impose significant limitations on the types of activities in which Matrix Bank would be permitted to engage, on the ability of Matrix Bank to establish additional branch offices and on the types of investments that Matrix Bank would be permitted to make and retain.

   Federal law imposes limitations on who may control us. Specifically, the Change in Bank Control Act prohibits a person or group of persons from acquiring control of a savings association directly, or indirectly by acquiring control of a savings and loan holding company, unless the Office of Thrift Supervision has been given 60 days prior written notice of the proposed acquisition and within that time the Office of Thrift Supervision has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which the Office of Thrift Supervision may issue such a disapproval. The Office of Thrift Supervision may further extend the disapproval period under certain circumstances. A proposed acquisition may be made prior to the expiration of the disapproval period if the Office of Thrift Supervision issues written notice of its intent not to disapprove the action.

   Notwithstanding the above, except in certain limited circumstances, the Home Owners' Loan Act also requires that any "company" obtain the prior approval of the Office of Thrift Supervision prior to acquiring control of a savings association directly or indirectly by acquiring control of a savings and loan holding company. In considering whether to approve such an acquisition, the Office of Thrift Supervision must consider a number of factors, including: the financial and managerial resources and future prospects of the acquirer and the savings association involved, the effect of the acquisition on the savings association, the insurance risk to the deposit insurance funds of the Federal Deposit Insurance Corporation and the convenience and needs of the community to be served. The Office of Thrift Supervision may not approve a proposed acquisition which would result in a monopoly, or which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the savings and loan business in any part of the United States. The Office of Thrift Supervision also may not approve any proposed acquisition the effect of which in any part of the United States may be substantially to lessen competition, or tend to create a monopoly, or which in any other manner would be in restraint of trade, unless the Office of Thrift Supervision finds that the anticompetitive effects of the proposed acquisition are clearly outweighed in the public interest by the probable effect of the acquisition in meeting the convenience and needs of the community to be served.

   Among other circumstances, under a conclusive presumption established by the Office of Thrift Supervision regulations, an acquirer will be deemed to have acquired control of a savings and loan holding company if the acquirer, directly or indirectly, through one or more subsidiaries or transaction, or acting in concert with one or more persons or companies, acquires control of more than 25 percent of any class of voting stock of the savings and loan holding company or controls in any manner the election of a majority of the board of directors of the savings and loan holding company. The Office of Thrift Supervision regulations also establish other presumptions of control with respect to acquisitions of interest in savings and loan holding companies.

   Recently Enacted Legislation. On November 12, 1999, President clinton signed into law the Gramm-Leach-Bliley Act of 1999 (otherwise known as the "Financial Services Modernization Act"). The Financial Services Modernization Act eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers.
The new law revises and expands the Bank Holding Company Act framework to permit a holding company structure to engage in a full range of financial activities through a new entity known as a "Financial Holding Company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determined to be financila in nature, incidental to such financial activities, or complementary activities that do not pose a substantialrisk to the safety and soundness of depository institutions or the financial system generally.

   The Financial Services Modernization Act prohibits unitary savings and loan holding companies formed after May 4, 1999 from engaging in nonfinancial activities, and also prohibits purchase of unitary thrift holding companies by commercial firms. The Financial Services Modernization Act grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 (or has or will become a unitary savings andloan holding company pursuant to an application pending on that date). Such a company may continue to operate under present law as long as the company continues to control only one savings institution, excluding supervisory acquisitions, and each controlled institution must meet the qualified thrift lender test. It further requires that a granfathered unitary savings and loan holding compnay must continue to control at least one savings association, or a successor institution, that it controlled on May 4, 1999.

   We are a grandfathered unitary savings and loan holding company. We do not believe that the Financial Services Modernization Act will have a material adverse effect on our operationsin the near-term. However, to the extent that the act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act could result in an increasing amount of competition from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources. In addition, the Financial Services Modernization Act may have an anti-takeover effect because it may tend to limit our attractiveness as an acquisition candidate to other savings and loan holding companies and Finacial Holding Companies.

   Certain provisions of the new legislation were effective immediately upon signing; other provisions generally take effect between 120 days and 18 months following enactment.

   Federal Savings Bank Operations. Matrix Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its chartering authority and primary regulator, and potentially by the Federal Deposit Insurance Corporation, which insures its deposits up to applicable limits. Such regulation and supervision:

   . establishes a comprehensive framework of activities in which Matrix Bank can engage;

   .  limits the types and amounts of investments permissible for Matrix Bank;

   .  limits the ability of Matrix Bank to extend credit to any given borrower;

   .  imposes specified liquidity requirements;

   . significantly limits the transactions in which Matrix Bank may engage with its affiliates;

   . requires Matrix Bank to meet a qualified thrift lender test that imposes a level of portfolio assets in which Matrix Bank must invest in qualified thrift investments, which include primarily residential mortgage loans and related investments;

   . places limitations on capital distributions by savings associations such as Matrix Bank, including cash dividends;

   . imposes assessments to the Office of Thrift Supervision to fund its operations;

   . establishes a continuing and affirmative obligation, consistent with Matrix Bank's safe and sound operation, to help meet the credit needs of its community, including low and moderate income neighborhoods;

   . requires Matrix Bank to maintain certain noninterest-bearing reserves against its transaction accounts;

   . establishes various capital categories resulting in various levels of regulatory scrutiny applied to the institutions in a particular category; and

   .  establishes standards for safety and soundness.

   Matrix Bank must submit annual audit reports prepared by independent auditors to federal and state regulators. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted to the Office of Thrift Supervision.
The audit committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers. The regulatory structure is designed primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in these regulations, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material impact on Matrix Bank and its operations.

   Transactions with Affiliates. Under current federal law, Sections 23A and 23B of the Federal Reserve Act govern transactions between depository institutions and their affiliates. These provisions are made applicable to savings associations such as Matrix Bank by the Home Owners' Loan Act. In a holding company context, in general, the parent holding company of a savings association and any companies that are controlled by the parent holding company are affiliates of the savings association. In addition, any companies that are sponsored and advised on a controlled basis by a savings association or its affiliates and any investment companies to which a savings association or its affiliates act as investment advisors are deemed to be affiliates. Section 23A limits the extent to which the savings association or its subsidiaries may engage in certain transactions with its affiliates. These transactions include, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Generally, these transactions between the savings association and any one affiliate cannot exceed 10% of the savings association's capital stock and surplus, and these transactions between the savings institution and all of its affiliates cannot, in the aggregate, exceed 20% of the savings institution's capital stock and surplus. Section 23A also establishes specific collateral requirements for loans or extensions of credit to an affiliate, and for guarantees or acceptances on letters of credit issued on behalf of an affiliate. Section 23B requires that transactions covered by Section 23A and a broad list of other specified transactions be on terms and under circumstances substantially the same, or no less favorable to the savings association or its subsidiary, as similar transactions with non-affiliates. In addition to the restrictions on transactions with affiliates that Sections 23A and 23B of the Federal Reserve Act impose on depository institutions, the regulations of the Office of Thrift Supervision also generally prohibit a savings association from purchasing or investing in securities issued by an affiliate. Matrix Bank engages in transactions with its affiliates, which are structured with the intent of complying with these regulations.

   Insurance of Accounts and Regulation by the Federal Deposit Insurance
Corporation.   Matrix Bank is a member of the Savings Association Insurance
Fund, which is administered by the Federal Deposit Insurance Corporation. The deposits of Matrix Bank are insured up to $100,000 per depositor by the Federal Deposit Insurance Corporation. This insurance is backed by the full faith and credit of the United States. As insurer, the Federal Deposit Insurance Corporation imposes deposit insurance assessments and is authorized to conduct examinations of and to require reporting by institutions insured by the Federal Deposit Insurance Corporation. It also may prohibit any Federal Deposit Insurance Corporation-insured institution from engaging in any activity the Federal Deposit Insurance Corporation determines by regulation or order to pose a serious risk to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also may initiate enforcement actions against savings associations and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

   The Federal Deposit Insurance Corporation Improvement Act of 1991 required the Federal Deposit Insurance Corporation to implement a risk-based deposit insurance assessment system. Pursuant to this requirement, the Federal Deposit Insurance Corporation has adopted a risk-based assessment system under which all depository associations insured by the Savings Association Insurance Fund are placed into one of nine categories and assessed based upon their level of capital and supervisory evaluation. Under this system, associations classified as well capitalized and considered healthy pay the lowest assessment, which is currently 0 basis points (or, hundredths of one percent), while associations that are less than adequately capitalized and considered of substantial supervisory concern pay the highest assessment, which is currently 27 basis points. Matrix Bank currently qualifies for the lowest assessment rate. In addition, under the Federal Deposit Insurance Corporation Improvement Act, the Federal Deposit Insurance Corporation may impose special assessments on Savings Association Insurance Fund members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation may increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the Savings Association Insurance Fund will be less than the designated reserve ratio of 1.25% of deposits insured by the Savings Association Insurance Fund. In setting these increased assessments, the Federal Deposit Insurance Corporation must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the Federal Deposit Insurance Corporation.

   On September 30, 1996, the President signed legislation that provides for Bank Insurance Fund members to service a growing portion of the bond payments issued by the Financing Corporation. The Financing Corporation is a government agency-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. Under the legislation, effective January 1, 2000 the Federal Deposit Insurance Corporation established 2.12 basis points as the annualized rate for servicing the Financing Corporation bonds under both the Bank Insurance Fund and Savings Association Insurance. Accordingly, Matrix Bank's portion of the payment on the Financing Corporation bonds is .0212% of the deposits. Following that effective date, the legislation also provided for subsequent full pro rata sharing of Financing Corporation bond payments by the Bank Insurance Fund and the Savings Association Insurance Fund institutions.

   The financing corporations created by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 and the Competitive Equality Banking Act of 1987 are also empowered to assess premiums on savings associations to help fund the liquidation or sale of troubled associations. Such premiums cannot, however, exceed the amount of Savings Association Insurance Fund assessments and are paid in lieu thereof.

   Brokered Deposits.   Under the Federal Deposit Insurance Corporation
regulations governing brokered deposits, well capitalized associations, such as Matrix Bank, are not subject to brokered deposit limitations, while adequately capitalized associations are subject to certain brokered deposit limitations and undercapitalized associations may not accept brokered deposits. Although Matrix Bank historically had not accepted brokered deposits, it began to do so in February 1998 to fund the desired growth of Matrix Bank. At December 31, 1999, Matrix Bank had $221.5 million of brokered deposits. In the event Matrix Bank is not permitted to accept brokered deposits in the future, it would have to find replacement sources of funding. It is possible that such alternatives, if available, would result in a higher cost of funds.

   Matrix Bank's Capital Ratios. Federal law requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to savings institutions that do not meet minimum capital requirements. For these purposes, the law establishes five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

   The Office of Thrift Supervision has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be:

   . "well capitalized" if it has a total risk-based capital ratio of 10% or greater and a leverage ratio of 5% or greater;

   . "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater;

   . "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%;

   . "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; and

   . "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

   As of December 31, 1999, Matrix Bank was a "well capitalized" institution.

   "Undercapitalized" institutions must adhere to growth, capital distribution and dividend and other limitations and are required to submit a capital restoration plan with the Office of Thrift Supervision within 45 days after an association receives notice of such undercapitalization. A savings institution's compliance with its capital restoration plan is required to be guaranteed by any company that controls the "undercapitalized" institution in an amount equal to the lesser of 5% of total assets when deemed "undercapitalized" or the amount necessary to achieve the status of "adequately capitalized." If an "undercapitalized" savings institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" institutions must comply with one or more of a number of additional restrictions, including an order by the Office of Thrift Supervision to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restriction on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. "Critically undercapitalized" institutions must comply with additional sanctions, including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains this status.

  The following table indicates Matrix Bank's regulatory capital ratios at December 31, 1999:

                                                                                                   As of
                                                                                             December 31, 1999
                                                                                 --------------------------------------
                                                                                      Core                   Risk-Based
                                                                                     Capital                   Capital
                                                                                 ------------              ------------
                                                                                          (Dollars in thousands)

Shareholder's equity/GAAP capital.............................................   $     65,987              $     65,987
Additional capital items:
  General valuation allowances................................................             --                     4,249
                                                                                 ------------              ------------
Regulatory capital as reported to the Office of Thrift Supervision............         65,987                    70,236
Minimum capital requirement as reported to the Office of Thrift Supervision...         45,548                    53,397
                                                                                 ------------              ------------
Regulatory capital--excess....................................................   $     20,439              $     16,839
                                                                                 ============              ============
Capital ratios................................................................           5.80%                    10.52%
Well capitalized requirement..................................................           5.00%                    10.00%

  Federal Home Loan Bank System. Matrix Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member associations and administers the home financing credit function of savings associations. The Federal Home Loan Bank advances must be secured by specified types of collateral and may only be obtained for the purpose of providing funds for residential housing finance. The Federal Home Loan Bank funds its operations primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank system. Matrix Bank, as a member of the Federal Home Loan Bank system, must acquire and hold shares of capital stock in its regional Federal Home Loan Bank in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.3% of total assets, or 5% of its advances (borrowings) from the Federal Home Loan Bank. Matrix Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 1999 of $22.4 million.

  Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows:

  . for that portion of transaction accounts aggregating $44.3 million or less, which may be adjusted by the Federal Reserve Board, the reserve requirement is 3%; and

  . for accounts greater than $44.3 million, the reserve requirement is $1.329 million plus 10% of amounts over $44.3 million, which may be adjusted by the Federal Reserve Board between 8% and 14%, against that portion of total transaction accounts in excess of $44.3 million.

  At December 31, 1999, Matrix Bank had $3.7 million of reserves with the Federal Reserve System and was in compliance with the Federal Reserve Board's reserve requirements.

  Mortgage Banking Operations. The rules and regulations applicable to our mortgage banking operations establish underwriting guidelines that, among other things, include anti-discrimination provisions, require provisions for inspections, appraisals and credit reports on prospective borrowers and fix maximum loan amounts. Moreover, we are required annually to submit audited financial statements to the Department of Housing and Urban Development, Fannie Mae, Freddie Mac and the Government National Mortgage Association, and each regulatory entity maintains its own financial guidelines for determining net worth and eligibility requirements. Our operations are also subject to examination by the Department of Housing and Urban Development, Fannie Mae, Freddie Mac and the Government National Mortgage Association at any time to assure compliance with the applicable regulations, policies and procedures. Mortgage loan origination activities are subject to, among other laws, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act of 1974, and the regulations promulgated under these laws that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.

  Additionally, there are various state and local laws and regulations affecting our operations. We are licensed in those states in which we do business requiring such a license where the failure to be licensed would have a material adverse effect on us, our business, or our assets. Mortgage origination operations also may be subject to state usury statutes.

   Regulation of Sterling Trust Company. Sterling Trust provides custodial services and directed, non-discretionary trustee services. Sterling Trust was chartered under the laws of the State of Texas, and as a Texas trust company is subject to supervision, regulation and examination by the Texas Department of Banking. Under applicable law, a Texas trust company, such as Sterling Trust, is subject to virtually all provisions of the Texas Finance Code as if the trust company were a state chartered bank. The activities of a Texas trust company are limited by applicable law generally to acting as a trustee, executor, administrator, guardian or agent for the performance of any lawful act, and to lend and accumulate money when authorized under applicable law. In addition, a Texas trust company with capital of $1 million or more, such as Sterling Trust, has the power to:

   . purchase, sell, discount and negotiate notes, drafts, checks and other evidences of indebtedness;

   .  purchase and sell securities;

   . issue subordinated debentures and capital notes with the written consent of the Texas Banking Commissioner; and

   . exercise powers incidental to the enumerated powers described in the Texas Finance Code.

   A Texas trust company, such as Sterling Trust, is generally prohibited from accepting demand or time deposits if not insured by the Federal Deposit Insurance Corporation.

   Limitation on Capital Distributions. The Texas Finance Code prohibits a Texas trust company from reducing its outstanding capital and restricted surplus through redemption or other capital distribution without the prior written approval of the Texas Banking Commissioner. The Texas Finance Code does not prohibit the declaration and payment of pro rata share dividends consistent with the Texas Business Corporation Act.

   Investments. A Texas trust company is generally obligated to maintain an amount equal to 40% of its capital and surplus in investments that are readily marketable and that can be converted into cash within four business days. So long as it complies with those requirements, a Texas trust company generally is permitted to invest its corporate assets in any investment permitted by law. However, unless otherwise permitted by the Texas Finance Code, a Texas trust company cannot invest an amount in excess of 15% of its capital and certified surplus in the securities of a single issuer without the prior written consent of the Texas Banking Commissioner.

   Branching. The Texas Finance Code permits a Texas trust company to establish and maintain branch offices at any location within the state if it first obtains written approval of the Texas Banking Commissioner.

   Transactions with Related Parties. The Texas Finance Code prohibits the sale or lease of an asset of a Texas trust company, or the purchase or lease of an asset by a Texas trust company, where the transaction involves an officer, director, principal shareholder or affiliate, unless the transaction is approved by a disinterested majority of the board of directors or the written approval of the Texas Banking Commissioner is first obtained.

   Enforcement. Under applicable provisions of the Texas Finance Code, the Texas Banking Commissioner has the power to issue enforcement actions against a Texas trust company or any officer, employee or director of a Texas trust company. In addition, in certain circumstances, the Texas Banking Commissioner may remove a present or former officer, director or employee of a Texas trust company from office or employment, and may prohibit a shareholder or other persons participating in the affairs of a Texas trust company from such participation. The Texas Banking Commissioner has the authority to assess civil penalties of up to $500 per day for violations of a cease and desist, removal or prohibition order.

   Capital Requirements. Applicable law generally requires a Texas trust company to have and maintain minimum restricted capital of at least $1 million. The Texas Banking Commissioner may require additional capital of a Texas trust company if the Texas Banking Commissioner determines it necessary to protect the safety and soundness of such company. Sterling Trust is in compliance with all capital requirements under Texas law.

   Recent Legislative Session. The Texas legislature recently amended the Texas Trust Company Act and, as a result, the Texas Finance Code now contains revisions to alter or expand trust company powers. For example, legislation currently allows sales of a trust deparmtent from one institution to another and fiduciary substitution of the new institution by operation of law, with a significant reduction in the amount of administrative time and legal fees in avoiding judicial appointment. The Texas Finance Code has also been amended to provide that a Texas trust company may convert to a Texas banking association, subject to determination by the Texas Banking Commissioner that the company would qualify for a new state bank charter.

   The foregoing is an attempt to summarize some of the relevant laws, rules and regulations governing unitary savings and loan holding companies and savings institutions but does not purport to be a complete summary of all applicable laws, rules and regulations governing such financial institutions.

Item 2.  Properties
         ----------

   We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms. The following table sets forth certain information concerning the real estate that we own or lease:

                                                                                                          Monthly Rent or
      Location           Square Feet                 Owned/Leased                     Occupant            Mortgage Payment
-------------------    --------------      --------------------------------    -----------------------    ----------------

Denver, CO.........         14,987         Leased through December 31, 2002    Company, United                    $16,280
                                                                               Financial, United
                                                                               Capital Markets, Matrix
                                                                               Bank and First Matrix
Denver, CO.........          8,100         Leased through June 30, 2001        United Special Services            $ 8,746
Bridgewater, NJ....            233         Leased through May 31, 2000         United Special Services            $ 1,700
Phoenix, AZ (1)....         30,000         Owned                               Matrix Financial                   $ 7,814
Phoenix, AZ........          4,040         Leased through June 14, 2002        Matrix Financial                   $ 6,817
Atlanta, GA........          4,129         Leased through August 31, 2003      Matrix Financial                   $ 6,558
Chicago, IL........            294         Leased through August 31, 2000      Matrix Financial                   $ 1,355
Denver, CO.........          9,549         Leased through June 30, 2002        Matrix Financial                   $11,576
Las Cruces, NM.....         30,000(2)      Owned                               Matrix Bank                            N/A
Las Cruces, NM.....          1,800         Owned                               Matrix Bank                            N/A
Sun City, AZ.......          3,000         Owned                               Matrix Bank                            N/A
Evergreen, CO......          1,855         Leased through December 31, 2002    Matrix Bank                        $ 4,085
Waco, TX...........         11,300         Leased through June 30, 2001(3)     Sterling Trust                     $13,553
Waco, TX...........            928         Leased through June 30, 2000(4)     Sterling Trust                     $ 1,021
Arlington, TX......          1,446         Leased through April 30, 2000 (4)   First Matrix                       $ 1,752
St. Louis, MO......          1,550         Leased through October 31, 2000     United Capital Markets             $ 2,325
Cottonwood, AZ.....          2,400         Owned                               ABS                                    N/A
Cottonwood, AZ.....            600         Leased month to month               ABS                                $   365
Tempe, AZ..........          1,800         Leased month to month               ABS                                $ 2,250
Peoria, AZ.........          3,319         Leased through June 6, 2002         ABS                                $ 5,048
Tuscon, AZ.........          1,879         Leased through September 30, 2002   ABS                                $ 2,200
Snowflake, AZ......          1,200         Leased month to month               ABS                                $   360

________________
(1) The Phoenix, Arizona building is subject to third-party mortgage indebtedness. See note 8 to the consolidated financial statements.
(2) Of this 30,000 square feet, approximately 17,800 square feet serve as the headquarters for Matrix Bank. Substantially all of the remaining space is rented to unaffiliated third parties at market prices.
(3) The lease agreement provides for renewal options and allocation of certain expenses the lessee would reimburse over a specified amount during the life of the lease. Three officers of Sterling Trust and an officer of First Matrix own, in the aggregate, approximately 33% of the equity interest in the lessor.
(4) Management anticipates renewal of this lease at its expiration.

Item 3.  Legal Proceedings
         -----------------

   United Financial is a defendant is a lawsuit entitled Douglas County Bank & Trust Co. v. United Financial, Inc. that was commenced on or about May 23, 1997 in the United States District Court for the District of Nebraska. In this lawsuit, the plaintiff-buyer sought damages of approximately $3 million, alleging that United Financial, as broker for the seller, made false representations regarding the Government National Mortgage Association certification of certain mortgage pools, the servicing rights of which were offered for sale in a written offering. The plaintiff further alleged that it relied on United Financial's representations in purchasing the servicing rights from the seller. Trial was conducted in Omaha, Nebraska during the week of July 12, 1998. The jury returned a verdict in favor of United Financial on four counts and in favor of the plaintiff on one count, and awarded the plaintiff $75,000. On July 31, 1998, the plaintiff filed a motion requesting that the court render a verdict in place of the jury's verdict, or alternatively, that the court order a new trial. On November 6, 1998, the court denied the plaintiff's motion. The plaintiff appealed the court's ruling and on March 22, 2000, the appeals court affirmed the trial courts decision. Plaintiff has approximately 14 days to ask for a re-hearing by the appeals court. No assurances can be given that an adverse judgment of a material amount will not ultimately be rendered or that any such judgment would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

   Matrix Bank has been named defendant in a lawsuit entitled Transamerica Mortgage Company v. Matrix Capital Bank that was commenced on or about February 7, 1999 in the District Court of the J-191st Judicial District, Dallas County, Texas. The plaintiff has alleged that Matrix Bank breached a representation and warranty given to the plaintiff by Matrix Bank under a purchase agreement by which Matrix Bank sold certain mortgage loans to the plaintiff. The action relates to approximately $700,000 in principal amount of mortgage loans, and the plaintiff has requested that Matrix Bank be required to repurchase the loans and/or pay an unspecified amount of money damages. Matrix Bank believes that it has defenses to this lawsuit. However, no assurances can be given that an adverse judgment will not ultimately be rendered or that any adverse judgment would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

   On September 24, 1999, Matrix Bank commenced a lawsuit entitled Matrix Capital Bank and Superior Federal Bank, F.S.B. v. Harbor Financial Mortgage Corporation and Guaranty Federal Bank, F.S.B. in the United States District Court for the Northern District of Texas. On October 14, 1999, Harbor Financial Mortgage Corporation and several affiliated entities (collectively referred to as "Harbor" elsewhere in this document) each filed voluntary petitions under Chapter 11 of the Bankruptcy Code, which resulted in this lawsuit being moved to the United States Bankruptcy Court for the Northern District of Texas. The Harbor Bankruptcy proceedings were subsequently converted to Chapter 7, and a permanent Chapter 7 Trustee has been appointed. Guaranty Federal Bank, F.S.B. is the administrative agent for a consortium of lenders to Harbor under Harbor's warehouse facility that was entered into between the lenders and Harbor in late May of 1999. The lawsuit primarily seeks a declaration from the court of the rights of the parties in and to certain Department of Housing and Urban Development insurance/guaranty proceeds relating to several pools of Federal Housing Administration/Veteran's Administration mortgage loans (approximately $120 million in principal amount as of December 31, 1999) acquired from Harbor by Matrix Bank prior to the date of the new warehouse facility. In its answer and counterclaim, Guaranty alleges prior rights in and to such Department of Housing and Urban Development insurance/guaranty proceeds and has claimed that Matrix Bank has converted such proceeds. Matrix Bank believes it has defenses to the counterclaim of Guaranty and that it will be able to establish to the satisfaction of the court that it is entitled to such Department of Housing and Urban Development insurance/guaranty proceeds. Nevertheless, there can be no assurance that the court will rule in favor of Matrix Bank or that the result of such lawsuit will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

   Matrix Bank's acquisitions of nonperforming Federal Housing
Administration/Veteran's Administration loans from Harbor, mentioned in discussion of above lawsuit, were completed servicing retained with a scheduled/actual remittance. Matrix Bank also entered into several other transactions with Harbor over the last two years, including: the purchase of performing residential mortgage loans, including sub-prime loans, on a servicing retained basis and a scheduled/scheduled remittance with full recourse; the acquisition of mortgage servicing rights; and the purchase of receivables related to servicing sales by Harbor to third parties.

   In July 1999, Matrix Bank's monthly remittance related to the above transactions was shorted approximately $5.9 million. As a result, Matrix Bank purchased loans from Harbor in lieu of the payment of the remittance shortfall. Based on management's estimates, Matrix Bank will collect sufficient value from the purchased loans to cover the remittance shortfall. As previously mentioned, on October 14, 1999, within 90 days of the July transaction, Harbor filed bankruptcy. Due to the timing of the bankruptcy, the Chapter 7 trustee may attempt to challenge the July loan purchase under his avoidance powers pursuant to applicable bankruptcy laws. If challenged, Matrix Bank believes that it has defenses to the avoidance claims, but no assurance can be given as to the ultimate resolution of any such claims or the impact of such resolution on our consolidated financial condition, results of operations or cash flows.

   In addition, as of December 31, 1999, Matrix Bank had purchased approximately $2 million in servicing receivables from Harbor. Approximately $1 million of the servicing receivables should have been remitted to Matrix Bank by Bank United on or about September 10, 1999. Bank United acknowledged that the funds were due, but decided to hold the funds for an undetermined period without giving a specific reason for doing so. As a result, Matrix Bank brought suit against Bank United for the funds in Texas state court. As a result of the Harbor bankruptcy proceedings, the lawsuit has been removed to the United States Bankruptcy Court for the Northern District of Texas. Matrix Bank is also pursuing funds owed by Chase Mortgage for the servicing receivables as well, however, Matrix Bank has not filed suit against Chase Mortgage for such funds. Matrix Bank believes it is entitled to collect these receivables from Chase Mortgage and Bank United; however, no assurance can be given that these receivables will in fact be collected.

   Sterling Trust has been named as a defendant in a lawsuit entitled Roderick Adderley, et al. v. Advanced Financial Services, Inc., et al. in the District Court for the 263rd Judicial District, Tarrant County, Texas. In this matter, Sterling Trust served as custodian for the self-directed IRAs of thirty-five of sixty-nine plaintiffs. The plaintiffs claim to have lost a total of approximately $12 million as a result of the various defendants' activity, including the broker and brokerage firm which allegedly recommended to the plaintiffs how to invest their IRA funds. We believe that Sterling Trust processed each customer's investment directions accurately and appropriately disclosed to each plaintiff who was a Sterling Trust customer that Sterling Trust, acting in its capacity as custodian of a self-directed IRA, has no responsibility for a customer's investment decision. The broker in question is deceased, his estate apparently worthless and the brokerage firm is in receivership. We believe that we have adequate defenses to this matter and intend to defend ourselves vigorously, but there can be no assurances that we will prevail, or that any adverse judgment will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. The trial for this matter began on February 29, 2000.

   Matrix Bank has been named defendant in an adversary proceeding entitled Dennis J. Murphy, Trustee, v. Matrix Capital Bank in the United States Bankruptcy Court for the Central District of California, which arises out of bankruptcy proceedings related to In re First Lenders Indemnity Corporation. First Lenders Indemnity Corporation is the debtor in the bankruptcy proceedings and, when in business, we believe, was affiliated with Boston Acceptance Corporation d/b/a First Lenders Indemnity Company. Matrix Bank, through its subsidiary now known as MCNP-1 Corp., sold approximately $2 million of sub-prime auto loans to Boston Acceptance Corporation d/b/a First Lenders Indemnity Company several years ago. The trustee is alleging preference and/or fraudulent transfer regarding the sale, because the money used to purchase such auto loans allegedly may have come from the debtor. Matrix Bank believes that it has defenses to this lawsuit and intends to defend itself vigorously. However, no assurances can be given that an adverse judgment will not ultimately be rendered or that any adverse judgment would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

   We and our subsidiaries are parties to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. Our ultimate legal and financial responsibility if any, with respect to the foregoing litigation cannot be estimated with certainty. We believe that we have adequate defenses to these matters and intend to defend ourselves vigorously, but there can be no assurances that we will prevail or that any adverse judgement on these or the other matters referenced above will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.



                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

   Our common stock, $.0001 par value, is traded on the NASDAQ National Market under the symbol "MTXC." The following table sets forth the high and low sales prices for our common stock on the NASDAQ National Market for the periods indicated.

                                                            Market Price
                                                      --------------------------
             Quarter Ended:                              High            Low
                                                      -----------    -----------
                December 31, 1999 ..................  $    15.125    $    11.000
                September 30, 1999..................       16.063         11.250
                June 30, 1999  .....................       18.000          7.625
                March 31, 1999   ...................       18.500         11.625

                December 31, 1998 ..................       13.750          6.625
                September 30, 1998 .................       28.750          8.000
                June 30, 1998   ....................       29.250         25.000
                March 31, 1998......................       28.625         13.500

   On March 13, 2000, the closing price of our common stock was $9.25 per share. Also, as of that date, the approximate number of holders of record of our common stock was 55. This number does not include beneficial owners who hold their shares in a depository trust in "street" name.

  We have not paid any dividends on our equity for the last two fiscal years.
We expect that we will retain all available earnings generated by our operations for the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination as to dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors the Board of Directors may deem relevant. Our bank stock loan, which was amended in June 1999, does not permit Matrix Bancorp to declare or pay any dividends. We are also prohibited from paying dividends on our common stock if the scheduled payments on our junior subordinated debentures and trust preferred securities have not been made. See "Management's Discussion and Analysis of Financial Condition and Results of

Operations--Liquidity and Capital Resources" and note 8 to the consolidated financial statements included elsewhere in this document. In addition, the ability of Matrix Financial, Sterling Trust and Matrix Bank to pay dividends to Matrix Bancorp may be restricted in certain instances, including covenants under Matrix Financial's existing warehouse facilities and certain other debt covenants.


Item 6.  Selected Financial Data
         -----------------------

           SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION
                            OF MATRIX BANCORP, INC.

   The following selected consolidated financial data and operating information of Matrix Bancorp, Inc. should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," each of which is included elsewhere in this document. In February 1997, we completed our acquisition of The Vintage Group in a transaction accounted for as a pooling of interests. As a result of the pooling, our historical financial and other information has been restated to include the financial and other information of The Vintage Group.


                                                                           As of and for the
                                                                        Year Ended December 31,
                                              ------------------------------------------------------------------------------
                                                  1999             1998             1997             1996           1995
                                              -----------      -----------      -----------      -----------     -----------
                                                                (Dollars in thousands, except per share data)
Statement of Income Data
Net interest income before provision
 for loan and valuation losses..............  $    29,463      $    24,190      $    13,888      $     6,059     $     3,592
Provision for loan and valuation losses.....        3,180            4,607              874              143             401
                                              -----------      -----------      -----------      -----------     -----------
Net interest income after provision for
 loan and valuation losses..................       26,283           19,583           13,014            5,916           3,191
                                              -----------      -----------      -----------      -----------     -----------
Noninterest income:
 Loan administration........................       23,686           17,411           16,007            8,827           7,749
 Brokerage..................................        6,156            7,054            3,921            4,364           4,787
 Trust services..........................           4,840            4,169            3,561            3,061           2,869
 Asset disposition services..............           3,659            2,036            1,121              564              14
 Gain on sale of loans and mortgage-backed
  securities................................        3,247            3,108            2,441            3,121           3,039
 Gain on sale of mortgage servicing rights..          363              803            3,365            3,232           1,164
 Loan origination...........................        6,218            5,677            4,694            1,809           2,302
 Other......................................       12,191            6,487            2,919            1,609           1,730
                                              -----------      -----------      -----------      -----------     -----------
  Total noninterest income..................       60,360           46,745           38,029           26,587          23,654
Noninterest expense.........................       69,586           52,939           37,746           26,655          20,453
                                              -----------      -----------      -----------      -----------     -----------
Income before income taxes..................       17,057           13,389           13,297            5,848           6,392
Income taxes................................        6,278            4,876            5,159            2,278           2,469
                                              -----------      -----------      -----------      -----------     -----------
Net income..................................  $    10,779      $     8,513      $     8,138      $     3,570(1)  $     3,923
                                              ===========      ===========      ===========      ===========     ===========
Net income per share assuming dilution(2)...  $      1.58      $      1.24      $      1.20      $      0.68            0.83
Weighted average common shares assuming
 dilution...................................    6,833,546        6,881,890        6,781,808        5,077,321       4,707,221
Cash dividends(3)...........................  $        --      $        --      $        --      $       201     $        --

Balance Sheet Data
Total assets................................  $ 1,283,746      $ 1,012,155      $   606,581      $   274,559     $   186,313
Total loans, net............................    1,103,515          848,448          511,372          212,361         146,665
Mortgage servicing rights, net..............       63,479           57,662           36,276           23,680          13,817
Deposits(4)(5)..............................      562,194          490,516          224,982           90,179          48,877
Custodial escrow balances...................       94,206           96,824           53,760           37,881          27,011
FHLB borrowings.............................      405,000          168,000          171,943           51,250          19,000
Borrowed money(6)...........................      142,101          178,789           89,909           42,431          65,093
Total shareholders' equity..................       60,497           49,354           40,610           32,270          10,686

Operating Ratios and Other Selected Data
Return on average assets(7).................         1.02%            1.02%            1.78%            1.69%           2.59%
Return on average equity(7).................        19.79            18.92            22.71            24.30           47.62
Average equity to average assets(7).........         5.16             5.41             7.86             6.97            5.44
Net interest margin(7)(8)...................         3.25             3.37             3.70             3.45            2.84
Operating efficiency ratio(9)...............        59.21            59.74            60.14            74.20           68.40
Total amount of loans purchased.............  $   701,952      $   678,150      $   493,693      $   159,015     $    91,774
Balance of owned servicing portfolio
 (end of period)............................    5,889,715        5,357,729        3,348,062        2,505,036       1,596,385
Trust assets under administration
 (end of period)............................    2,545,060        2,089,562        1,437,478        1,162,231         952,528
Wholesale loan origination volume...........      443,363          574,963          402,984          583,279         388,937

                                                                           As of and for the
                                                                        Year Ended December 31,
                                              ------------------------------------------------------------------------------
                                                  1999             1998             1997             1996           1995
                                              -----------      -----------      -----------      -----------     -----------
                                                                (Dollars in thousands, except per share data)
Ratios of Earnings to Fixed Charges(10)
Including interest on deposits..............         1.38x            1.36x            1.71x            1.54x           1.86x
Excluding interest on deposits..............         1.75x            1.64x            2.30x            1.84x           2.22x

Loan Performance Ratios and Data
Allowance for loan and valuation losses.....     $  6,354         $  3,710          $ 1,756          $ 1,039         $   943
Nonperforming loans and leases(11)..........       25,641           13,209            4,990            3,903           5,538
Nonperforming loans and leases/
 total loans(11)............................         2.31%            1.55%            0.97%            1.83%           3.75%
Nonperforming assets/total assets(11).......         2.06             1.40             1.03             1.89            3.42
Net loan charge-offs/average loans(7).......         0.06             0.38             0.04             0.03            0.15
Allowance for loan and valuation losses/
    total loans.............................         0.57             0.44             0.34             0.49            0.64
Allowance for loan and valuation losses/
   nonperforming loans......................        24.78            28.09            35.19            26.62           17.03

__________
(1) In the first quarter of 1996, we incurred a secondary marketing loss that was attributable to the failure of a former officer of Matrix Financial to adhere to our established hedging policies, and as a result, certain closed loans were not adequately hedged. The $1.9 million loss resulted when interest rates increased dramatically in March 1996, thereby causing the funded loans and pipeline commitments to decline in market value. Had our policies been followed, a loss still would have been recognized, albeit significantly smaller, since it is difficult for us to be completely hedged when interest rates rapidly and significantly change. We have implemented several management and reporting changes to help ensure that the hedging policies established by Matrix Financial's board of directors are followed to mitigate secondary losses in volatile interest rate markets.

(2) Net income per common share assuming dilution is based on the weighted average number of common shares outstanding during each period and the dilutive effect, if any, of stock options and warrants outstanding. There are no other dilutive securities.

(3) Represents dividends paid by The Vintage Group prior to its acquisition by us.

(4) Following our acquisition of The Vintage Group in February 1997, Sterling Trust moved approximately $80.0 million of fiduciary deposits from a third party institution to Matrix Bank.

(5) Beginning in February 1998, Matrix Bank began accepting brokered deposits. At December 31, 1999, the total balance of brokered deposits was $221.5
     million.  At   December 31, 1998, the total balance of brokered deposits
     was $148.7 million.

(6) Included in borrowed money at December 31, 1999, is $27.5 million pertaining to the guaranteed preferred beneficial interests in the Matrix Bancorp's 10% junior subordinated debentures. See additional discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

(7) Calculations are based on average daily balances where available and monthly averages otherwise.

(8) Net interest margin has been calculated by dividing net interest income before loan and valuation loss provision by average interest-earning assets.

(9) The operating efficiency ratio has been calculated by dividing noninterest expense, excluding amortization of mortgage servicing rights, by operating income. Operating income is equal to net interest income before provision for loan and valuation losses plus noninterest income.

(10) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before taxes plus interest and rent expense. Fixed charges consist of interest and rent expense.

(11) See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Nonperforming Assets" for a discussion of the impact of certain bulk purchases of mortgage loan portfolios on the level of nonperforming loans and the effect of repurchasing sub-prime automobile loans.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

      You should read the following management's discussion and analysis of the financial condition and results of operations in conjunction with the preceding "Selected Consolidated Financial and Operating Information." Additionally, our consolidated financial statements and the notes thereto, as well as other data included in this document, should be read and analyzed in combination with the analysis below.

General

      Matrix Bancorp was formed in June 1993 when the founding shareholders of Matrix Financial and United Financial, two of our subsidiaries, exchanged all of their outstanding capital stock for shares of our stock in a series of transactions that were each accounted for as a pooling of interests. In September 1993, we acquired Dona Ana Savings and Loan Association, FSB, which was subsequently renamed Matrix Capital Bank. The acquisition was accounted for using the purchase method of accounting. We formed United Special Services in June 1995 and United Capital Markets in December 1996. In February 1997, we acquired The Vintage Group in a pooling of interests and, accordingly, no goodwill was recorded and our consolidated financial statements for the prior periods have been restated. Additionally, we acquired ABS in March 1999. The acquisition was accounted for using the purchase method of accounting.

   The principal components of our revenues consist of:

   .  net interest income recorded by Matrix Bank;

   .  loan administration fees generated by Matrix Bank and Matrix Financial;

   . brokerage, consulting and disposition services fees realized by United Financial, United Capital Markets and United Special Services, respectively;

   . loan origination fees and gains on sales of mortgage loans and mortgage servicing rights generated by Matrix Bank and Matrix Financial;

   .  trust service fees generated by Sterling Trust; and,

   .  school service fees generated by ABS.

   Our results of operations are influenced by changes in interest rates and the effect of these changes on our interest spreads, the volume of loan originations, mortgage loan prepayments and the value of mortgage servicing portfolios.

Comparison of Results of Operations for Fiscal Years 1999 and 1998

   Net Income; Return on Average Equity. Net income increased $2.3 million, or 26.6%, to $10.8 million for fiscal year 1999 as compared to $8.5 million for fiscal year 1998. On a per share basis, net income was $1.58 per share for fiscal year 1999 and $1.24 for fiscal year 1998. Return on average equity increased to 19.8% for fiscal year 1999 as compared to 18.9% for fiscal year 1998. Excluding 1998 non-recurring charges, net income increased $869,000, or 8.8%, to $10.8 million for fiscal year 1999 as compared to $9.9 million for fiscal year 1998. Non-recurring charges in 1998, on a pre-tax basis, consisted of a $2.3 million loss recorded related to MCA Mortgage Corporation, as discussed below. Excluding non-recurring charges, earnings per share and return on average equity for fiscal year 1998 were $1.44 and 22.0%, respectively. See further discussion regarding the MCA Mortgage loss under "--Comparison of Results of Operations for Fiscal Years 1998 and 1997--Net Income; Return on Average Equity."

   Net Interest Income. Net interest income before provision for loan and valuation losses increased $5.3 million, or 21.8%, to $29.5 million for fiscal year 1999 as compared to $24.2 million for fiscal year 1998. The increase in net interest income before provision for loan and valuation losses was due to a 26.7% increase in our average loans, which was offset by a decrease in our average yield on loans to 8.25% in 1999 from 8.59% in 1998, primarily due to the continuation of lower interest rates in the market during the first half of 1999, as well as our acquisition of fewer discounted loans. The decrease in the average yield on loans was offset by a reduction in the cost of our interest-bearing liabilities to 5.28% in 1999 from 5.50% in 1998, as we experienced significant decreases in our costs for deposits and Federal Home Loan Bank borrowings. Average interest-earning assets and average interest-bearing liabilities both increased 26.3% in fiscal year 1999 as compared to the prior year. Our net interest margin decreased to 3.25% for fiscal year 1999 as compared to 3.37% for fiscal year 1998. For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

   Provision for Loan and Valuation Losses. The provision for loan and valuation losses decreased $1.4 million to $3.2 million for fiscal year 1999 as compared to $4.6 million for fiscal year 1998. This decrease was primarily attributable to the $2.2 million pre-tax provision recorded in 1998, related to MCA Mortgage, but was offset by increases made to the provision due to the increase in the balance of net loans receivable, which increased to $1.1 billion at December 31, 1999 as compared to $848.4 million at December 31, 1998 and our origination of additional non-residential mortgage loans. For a discussion of the components of the allowance for loan losses, see "--Asset and Liability Management--Analysis of Allowance for Loan and Valuation Losses." For a discussion on the allowance as it relates to nonperforming assets, see "--Asset and Liability Management-- Nonperforming Assets."

   Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees increased $6.3 million, or 36.0%, to $23.7 million for fiscal year 1999 as compared to $17.4 million for fiscal year 1998. Loan administration fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. The mortgage loan servicing portfolio increased to an average balance of $5.6 billion for fiscal year 1999 as compared to an average balance of $4.0 billion for fiscal year 1998. Our average service fee rates (including all ancillary income) were comparable during the two years with 0.43% for fiscal year 1999 as compared to 0.44% for fiscal year 1998.

   Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage servicing rights.
Brokerage fees decreased $898,000, or 12.7%, to $6.2 million for fiscal year 1999 as compared to $7.1 million for fiscal year 1998. This decrease is the result of a decrease in the balance of residential mortgage servicing portfolios brokered by United Financial, which in terms of aggregate unpaid principal balances on the underlying loans, decreased $18.7 billion to $47.7 billion for fiscal year 1999 as compared to $66.4 billion for fiscal year 1998. The decrease is attributable to a slow down in the market for the purchase and sale of mortgage servicing rights, which was seen primarily in the last quarter of 1999. We believe the lower trading volumes were due in part to Year 2000 concerns. Due to current market conditions for mortgage servicing rights, we are unable to predict whether United Financial will, in the foreseeable future, broker the volume of mortgage servicing rights that it did during fiscal year 1999. In addition, brokerage fees vary from quarter to quarter as the timing of servicing sales is dependent upon the seller's need to recognize a sale or to receive cash flows.

   Trust Services. Trust service fees increased $671,000, or 16.1%, to $4.8 million for fiscal year 1999 as compared to $4.2 million for fiscal year 1998. This increase is associated with the growth in total assets under administration to over $2.5 billion at December 31, 1999 from $2.1 billion at December 31, 1998, primarily as a result of increased mutual fund values at year-end 1999. The number of trust accounts remained fairly constant with 36,546 accounts at December 31, 1999 and 36,374 accounts at December 31, 1998. Much of the growth can be attributed to the settlement and clearing services which we have focused on in 1999.

   Asset Disposition Services. Asset disposition service income represents fees earned by United Special Services for real estate management and disposition services provided on foreclosed properties owned by financial services companies and financial institutions. Asset disposition service income increased $1.7 million, or 79.7%, to $3.7 million for fiscal year 1999 as compared to $2.0 million for fiscal year 1998.

   Gain on Sale of Loans. During fiscal years 1999 and 1998, we made bulk loan sales of approximately $192.7 million and $319.4 million, for gains on sale of bulk mortgage loans of $3.2 million and $3.1 million, respectively. These loan sales were completed under standard purchase and sale agreements, with standard representations and warranties and without recourse. The gains from these sales represent cash gains. Gain on sale of loans can fluctuate significantly from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell.

   Gain on Sale of Mortgage Servicing Rights. Gain on the sale of mortgage servicing rights decreased $440,000, or 54.8%, to $363,000 for fiscal year 1999 as compared to $803,000 for fiscal year 1998. In terms of aggregate outstanding principal balances of mortgage loans underlying such mortgage servicing rights, we sold $161.2 million in purchased mortgage servicing rights during fiscal year 1999 as compared to $175.3 million during fiscal year 1998. Gains from the sale of mortgage servicing rights can fluctuate significantly from year to year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, we will at times pursue opportunistic sales of mortgage servicing rights.

   Loan Origination. Loan origination income includes all mortage loan fees, secondary marketing activity on new loan originations and servicing release premiums on new originations sold, net of origination costs. Loan origination income increased $541,000, or 9.5%, to $6.2 million for fiscal year 1999 as compared to $5.7 million for fiscal year 1998. Approximately $391,000 of this increase related to loans originated and sold by Matrix Bank's Small Business Administration loan department. The remaining increase resulted primarily from differences in the pricing and mix of loans originated, which offset the $131.6 million decrease in wholesale residential mortgage loan production. We originated $443.4 million of wholesale residential mortgage loans in 1999 as compared to $575.0 million in 1998. We attribute the decrease in wholesale originations primarily to the effects of rising interest rates in the last half of 1999.

   Other Income. Other income increased $5.7 million, or 87.9%, to $12.2 million for fiscal year 1999 as compared to $6.5 million for fiscal year 1998. The increase in other income was primarily due to:

   .  an increase in school services income earned by ABS of $2.7 million; and

   . certain of our financing transactions which increased miscellaneous fee income approximately $2.3 million over the prior fiscal year.

   Noninterest Expense. Noninterest expense increased $16.7 million, or 31.4%, to $69.6 million for fiscal year 1999 as compared to $52.9 million for fiscal year 1998. This increase was primarily due to our overall growth and expansion, including the acquisition of ABS, and an increase in the amortization of mortgage servicing rights. The following table details the major components of noninterest expense for the periods indicated:

                                                                                            Year Ended December 31,
                                                                                       --------------------------------
                                                                                             1999              1998
                                                                                       --------------     -------------
                                                                                                 (In thousands)
  Compensation and employee benefits...................................................    $   29,336         $  22,194
  Amortization of mortgage servicing rights............................................        16,403            10,563
  Occupancy and equipment..............................................................         3,727             3,059
  Postage and communication............................................................         2,688             2,393
  Professional fees....................................................................         2,385             1,439
  Data processing......................................................................         1,688             1,344
  Other general and administrative.....................................................        13,359            11,947
                                                                                           ----------         ---------
     Total.............................................................................    $   69,586         $  52,939
                                                                                           ==========         =========

   Compensation and employee benefits increased $7.1 million, or 32.2%, to $29.3 million for fiscal year 1999 as compared to $22.2 million for fiscal year 1998. This increase was primarily the result of our acquisition of ABS, which resulted in increased compensation expense of $2.3 million. Additionally, expansions in the operations of Matrix Financial, Matrix Bank and Sterling Trust also increased compensation expense. We had an overall increase of 153 employees, or 34.2%, to 600 employees at December 31, 1999 as compared to 447 employees at December 31, 1998, of which 84 were at ABS.

   Amortization of mortgage servicing rights increased $5.8 million, or 55.3%, to $16.4 million for fiscal year 1999 as compared to $10.6 million for fiscal year 1998. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced. Our prepayment rates on our servicing portfolio averaged 20.6% during fiscal year 1999 as compared to 22.6% during fiscal year 1998. In response to the lower interest rates prevalent in the market during the first half of 1999, prepayment speeds remained high due to borrowers refinancing into lower interest rate mortgages. However, we have seen significant decreases in our prepayment speeds in the latter half of 1999, which we anticipate to continue due to the higher interest rates prevalent in the market as compared to the majority of 1999's interest rate environment.

   The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other expenses, increased $3.6 million, or 18.2%, to $23.8 million for fiscal year 1999 as compared to $20.2 million for fiscal year 1998. The increase was generally attributable to increased legal expenses and increased servicing costs associated with the nonperforming Federal Housing Administration/Veteran's Administration loans that were transferred to us in September 1999. See "Legal Proceedings" and "--Asset and Liability Management-- Nonperforming Assets."

   Provision for Income Taxes. Our provision for income taxes increased $1.4 million to $6.3 million for fiscal year 1999 as compared to $4.9 million for fiscal year 1998. The increase was a result of our increased pre-tax income, as well as a slight increase in the effective tax rate to 36.8% for fiscal year 1999 from 36.4% for fiscal year 1998.

Comparison of Results of Operations for Fiscal Years 1998 and 1997

   Net Income; Return on Average Equity. Net income increased $375,000, or 4.6%, to $8.5 million for fiscal year 1998 as compared to $8.1 million for fiscal year 1997. On a per share basis, net income was $1.24 per share for fiscal year 1998 and $1.20 for fiscal year 1997. Return on average equity decreased to 18.9% for fiscal year 1998 as compared to 22.7% for fiscal year 1997. Excluding non-recurring charges in both years, net income increased $896,000, or 9.9%, to $9.9 million for fiscal year 1998 as compared to $9.0 million for fiscal year 1997. Non-recurring charges during 1998, on a pre-tax basis, included a $2.3 million loss recorded related to MCA Mortgage, as discussed below. Non-recurring charges in 1997 consisted of a $1.4 million pre-tax loss relating to the recourse obligation, subsequent operation and ultimate disposition of our entire portfolio of sub-prime auto loans. Excluding non-recurring charges, earnings per share increased to $1.44 in 1998 from $1.33 in 1997, or 8.3%, and returns on average equity were 22.0% for fiscal year 1998 and 25.2% for fiscal year 1997.

   During recent years, Matrix Financial entered into several purchase transactions with MCA Mortgage Corporation, a Michigan-based mortgage banking entity. At December 31, 1998, Matrix Financial was carrying approximately $5.0 million of residential mortgage loans on its balance sheet that were purchased from MCA Mortgage on a servicing retained basis. We also had an outstanding receivable relating to brokerage and consulting services provided to MCA Mortgage. In January 1999, we learned that MCA Mortgage was closing its operations. Additionally, in February 1999, we learned that MCA Mortgage had declared bankruptcy and that some of the loans purchased by Matrix Financial had been sold multiple times or pledged multiple times as security for repayment of various credit facilities. We also discovered that there appeared to be servicing issues relating to some of the purchased loans. The servicing issues consisted of instances in which loans owned by Matrix Financial and serviced by MCA Mortgage had previously paid off, but for which MCA Mortgage had continued to remit monthly principal and interest, rather than the payoff proceeds. As a result of the above MCA Mortgage issues, we recorded a pre-tax loss as of December 31, 1998 of approximately $2.3 million.

   Net Interest Income. Net interest income before provision for loan and valuation losses increased $10.3 million, or 74.2%, to $24.2 million for fiscal year 1998 as compared to $13.9 million for fiscal year 1997. The increase in net interest income before provision for loan and valuation losses was due to a 94.6% increase in our average loan balance, which was offset by a decrease in our net interest margin to 3.37% for fiscal year 1998 as compared to 3.70% for fiscal year 1997. The average yield on loans decreased to 8.59% in 1998 from 8.74% in 1997, primarily due to the overall decrease and continuance of lower interest rates in the market, as well as our acquisition of fewer discounted loans. Average interest-bearing liabilities increased to $663.6 million for fiscal year 1998 from $322.8 million for the prior fiscal year. The increase in the average interest-bearing liabilities was offset by a reduction in the cost of the interest-bearing liabilities to 5.50% in 1998 from 5.66% in 1997. For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

   Provision for Loan and Valuation Losses. The provision for loan and valuation losses increased $3.7 million to $4.6 million for fiscal year 1998 as compared to $874,000 for fiscal year 1997. This increase was primarily attributable to the MCA Mortgage loss, as well as the increase in the balance of net loans receivable, which increased to $848.4 million at December 31, 1998 as compared to $511.4 million at December 31, 1997. For a discussion of the components of the allowance for loan losses, see "--Asset and Liability Management--Analysis of Allowance for Loan and Valuation Losses." For a discussion on the allowance as it relates to nonperforming assets, see "--Asset and Liability Management-- Nonperforming Assets."

   Loan Administration. Loan administration fees increased $1.4 million, or 8.8%, to $17.4 million for fiscal year 1998 as compared to $16.0 million for fiscal year 1997. We attribute the 1998 increase to the increase in the outstanding principal balance underlying our mortgage loan servicing portfolio. The mortgage loan servicing portfolio increased $556.8 million, or 16.3%, to an average balance of $4.0 billion for fiscal year 1998 as compared to an average balance of $3.4 billion for fiscal year 1997. This increase was offset by a reduction in the average service fee rate, including all ancillary income, to 0.44% for fiscal year 1998 as compared to 0.47% for fiscal year 1997.

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

   Trust Services. Trust service fees increased $608,000, or 17.1%, to $4.2 million for fiscal year 1998 as compared to $3.6 million for fiscal year 1997. This increase is associated with the growth in the number of trust accounts under administration at Sterling Trust, which increased to 36,374 accounts at December 31, 1998 from 29,382 accounts at December 31, 1997 and the increase in total assets under administration to $2.1 billion at December 31, 1998 from $1.4 billion at December 31, 1997. Over half of the increase in accounts is the result of a service agreement with a large registered investment advisor, which was signed in early 1998 and provides custody and clearing services for this advisor's clients. While this represents a significant portion of Sterling Trust's growth during 1998, the advisor's clients have all signed individual agreements for Sterling Trust's services.

   Asset Disposition Services. United Special Services' fee income for real estate management and disposition services on foreclosed properties increased $915,000, or 81.6%, to $2.0 million for fiscal year 1998 as compared to $1.1 million for fiscal year 1997.

   Gain on Sale of Loans. During fiscal years 1998 and 1997, we made bulk loan sales of approximately $319.4 million and $198.3 million, for gains on sale of bulk mortgage loans of $3.1 million and $2.4 million, respectively. These loan sales were completed under standard purchase and sale agreements with standard representations and warranties and without recourse. The gains from these sales represent cash gains. Gain on sale of loans can fluctuate significantly from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell.

   Gain on Sale of Mortgage Servicing Rights. Gain on the sale of mortgage servicing rights decreased $2.6 million, or 76.1%, to $803,000 for fiscal year 1998 as compared to $3.4 million for fiscal year 1997. In terms of aggregate outstanding principal balances of mortgage loans underlying such mortgage servicing rights, we sold $175.3 million in purchased mortgage servicing rights during fiscal year 1998 as compared to $1.3 billion during fiscal year 1997. Gains from the sale of mortgage servicing rights can fluctuate significantly from year to year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, we will at times pursue opportunistic sales of mortgage servicing rights.

   Loan Origination. Loan origination income increased $983,000, or 20.9%, to $5.7 million for fiscal year 1998 as compared to $4.7 million for fiscal year 1997. This increase is attributable to the increase in wholesale residential mortgage loan production of $172.0 million, or 42.7%, to $575.0 million during fiscal year 1998 as compared to $403.0 million during fiscal year 1997.

   Other Income. Other income increased $3.6 million, or 122.2%, to $6.5 million for fiscal year 1998 as compared to $2.9 million for fiscal year 1997. The increase in other income was primarily due to:

   . increased consulting income from United Capital Markets, which rose to $2.6 million for fiscal year 1998 as compared to $184,000 for fiscal year 1997; and

   . certain of our financing transactions, which increased miscellaneous fee income over the prior fiscal year.

   Noninterest Expense. Noninterest expense increased $15.2 million, or 40.3%, to $52.9 million for fiscal year 1998 as compared to $37.7 million for fiscal year 1997. This increase was primarily due to our overall growth and expansion that began in the fourth quarter of 1997 and has continued throughout 1998 and the increase in the amortization of mortgage servicing rights. This growth and expansion included the continued growth in the origination of loans at Matrix Financial, the opening of a new lending subsidiary of Matrix Financial and moderate growth at most of the other subsidiaries. The following table details the major components of noninterest expense for the periods indicated:

                                                                                           Year Ended December 31,
                                                                                       --------------------------------
                                                                                             1998              1997
                                                                                       --------------     -------------
                                                                                                 (In thousands)
  Compensation and employee benefits...................................................    $   22,194         $  14,724
  Amortization of mortgage servicing rights............................................        10,563             6,521
  Occupancy and equipment..............................................................         3,059             2,132
  Postage and communication............................................................         2,393             1,522
  Professional fees....................................................................         1,439               976
  Data processing......................................................................         1,344               843
  Losses related to recourse sales.....................................................             -             1,237
  Other general and administrative.....................................................        11,947             9,791
                                                                                           ----------         ---------
     Total.............................................................................    $   52,939         $  37,746
                                                                                           ==========         =========

   Compensation and employee benefits increased $7.5 million, or 50.7%, to $22.2 million for fiscal year 1998 as compared to $14.7 million for fiscal year 1997. This increase was primarily the result of the expansion discussed above, as well as expansion in the operations of Matrix Bank. Additionally, commission-based compensation at Matrix Financial and United Financial increased due to the overall increases in loan origination and brokerage income, respectively. Most of our other subsidiaries also added new employees during 1998. We had an overall increase of 68 employees, or 17.9%, to 447 employees at December 31, 1998 as compared to 379 employees at December 31, 1997.

   Amortization of mortgage servicing rights increased $4.1 million, or 62.0%, to $10.6 million for fiscal year 1998 as compared to $6.5 million for fiscal year 1997. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced. Our prepayment rates on our servicing portfolio averaged 22.6% during fiscal year 1998 as compared to 11.3% during fiscal year 1997. In response to the lower interest rates prevalent in the market, prepayment speeds have increased due to borrowers refinancing into lower interest rate mortgages.

   The remainder of noninterest expense, after removing the effect of the 1997 non-recurring charges, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other expenses increased $5.1 million, or 34.0%, to $20.2 million for fiscal year 1998 as compared to $15.1 million for fiscal year

1997. The increase was generally attributable to the growth and expansion of our business lines, especially with regard to Matrix Financial and Matrix Bank. Additionally, we experienced higher interest curtailment expenses related to the increased prepayments at Matrix Financial.

   Provision for Income Taxes. Our provision for income taxes decreased $283,000 to $4.9 million for fiscal year 1998 as compared to $5.2 million for fiscal year 1997. The increase in pre-tax income was offset by a reduction in the effective tax rate to 36.4% for fiscal year 1998 from 38.8% for fiscal year 1997. The decrease in the effective tax rate was the result of our origination of tax-exempt leases.

Average Balance Sheet

  The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

                                                                       Year Ended December 31,
                                                 ---------------------------------------------------------------------------
                                                                  1999                                   1998
                                                 ------------------------------------     ----------------------------------
                                                   Average                    Average     Average                    Average
                                                   Balance       Interest      Rate       Balance       Interest       Rate
                                                  ----------     --------     -------     --------      --------     -------
                                                                                (Dollars in thousands)
Assets
Interest-earning assets:

 Loans receivable, net.........................   $  877,117     $ 72,355       8.25%     $ 692,443     $ 59,452         8.59%
 Interest-earning deposits.....................       16,326          629       3.85         15,042          627         4.17
 FHLB stock....................................       13,934          766       5.50         10,719          615         5.74
                                                  ----------     --------     --------    ---------     --------     ---------
  Total interest-earning assets................      907,377       73,750       8.13        718,204       60,694         8.45

Noninterest-earning assets:
 Cash..........................................       18,090                                 13,241
 Allowance for loan and valuation losses.......       (4,392)                                (2,223)
 Premises and equipment........................       10,765                                  9,913
 Other assets..................................      122,705                                 93,208
                                                  ----------                              ---------
  Total noninterest-earning assets.............      147,168                                114,139
                                                  ----------                              ---------
  Total assets.................................   $1,054,545                              $ 832,343
                                                  ==========                              =========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
 Passbook accounts.............................   $    2,758           96       3.48      $   2,859          102         3.58
 Money market and NOW accounts ("NOW") accounts      213,192        6,356       2.98        142,382        4,432         3.11
 Certificates of deposit.......................      287,347       15,137       5.27        211,592       11,687         5.52
 FHLB borrowings...............................      175,619        9,184       5.23        159,381        8,554         5.37
 Borrowed money................................      159,272       13,514       8.48        147,368       11,729         7.96
                                                  ----------     --------     --------    ---------     --------     ---------
  Total interest-bearing liabilities...........      838,188       44,287       5.28        663,582       36,504         5.50
                                                  ----------     --------     --------    ---------     --------     ---------
Noninterest-bearing liabilities:
 Demand deposits
  (including custodial escrow balances)........      140,847                                106,247
 Other liabilities.............................       21,054                                 17,518
                                                  ----------                              ---------
 Total noninterest-bearing liabilities.........      161,901                                123,765
 Shareholders' equity..........................       54,456                                 44,996
                                                  ----------                              ---------
  Total liabilities and shareholders' equity...   $1,054,545                              $ 832,343
                                                  ==========                              =========
Net interest income before provision for loan
    and valuation losses.......................                  $ 29,463                               $ 24,190
                                                                 ========                               ========
Interest rate spread...........................                                 2.85%                                    2.95%
                                                                              ========                               =========
Net interest margin............................                                 3.25%                                    3.37%
                                                                              ========                               =========
Ratio of average interest-earning assets to
   average interest-bearing liabilities........                               108.25%                                  108.23%
                                                                              ========                               =========


                                                     Year Ended December 31,
                                                --------------------------------
                                                              1997
                                                --------------------------------
                                                Average                  Average
                                                Balance     Interest      Rate
                                               --------     --------     --------
                                                     (Dollars in thousands)
Assets
Interest-earning assets:
 Loans receivable, net......................... $355,848     $ 31,096        8.74%
 Interest-earning deposits.....................   15,371          778        5.06
 FHLB stock....................................    4,606          275        5.97
                                                --------     --------     --------
  Total interest-earning assets................  375,825       32,149        8.55

Noninterest-earning assets:
 Cash..........................................   10,268
 Allowance for loan and valuation losses.......   (1,343)
 Premises and equipment........................    8,302
 Other assets..................................   62,922
                                                --------
  Total noninterest-earning assets.............   80,149
                                                --------
  Total assets................................. $455,974
                                                ========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
 Passbook accounts............................. $  2,859          113        3.95
 Money market and NOW accounts ("NOW") accounts   96,982        3,278        3.38
 Certificates of deposit.......................   83,993        4,985        5.94
 FHLB borrowings...............................   59,984        3,435        5.73
 Borrowed money................................   79,011        6,450        8.16
                                                --------     --------     --------
  Total interest-bearing liabilities...........  322,829       18,261        5.66
                                                 -------     --------     --------
Noninterest-bearing liabilities:
 Demand deposits (including custodial escrow
   balances)...................................   80,816
 Other liabilities.............................   16,501
                                                --------
 Total noninterest-bearing liabilities.........   97,317
 Shareholders' equity..........................   35,828
                                                --------
  Total liabilities and shareholders' equity... $455,974
                                                ========
Net interest income before provision for loan
    and valuation losses.......................              $ 13,888
                                                             ========
Interest rate spread...........................                              2.89%
                                                                          ========
Net interest margin............................                              3.70%
                                                                          ========
Ratio of average interest-earning assets to
   average interest-bearing liabilities.......                             116.42%
                                                                          ========


Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes


   The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

   . changes in volume, in other words, changes in volume multiplied by old rate; and

   .  changes in rate, in other words, changes in rate multiplied by old volume.

   For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.


                                                         Year Ended December 31,                    Year Ended December 31,
                                                   1999 vs. 1998 Increase (Decrease)          1998 vs. 1997 Increase (Decrease)
                                                            Due to Change in                           Due to Change in
                                               ----------------------------------------    ----------------------------------------
                                                   Volume          Rate         Total         Volume         Rate           Total
                                               -------------    ----------     --------    -------------    ----------     --------
                                                                               (In thousands)
Interest-earning assets:
 Loans receivable, net.........................    $ 15,308      $ (2,405)     $ 12,903    $  28,908       $    (552)      $ 28,356
 Interest-earning deposits.....................          52           (50)            2          (17)           (134)          (151)
 FHLB stock....................................         177           (26)          151          351             (11)           340
                                                   --------      --------     ---------    ---------       ---------       --------
  Total interest-earning assets................      15,537        (2,481)       13,056       29,242            (697)        28,545
                                                   --------      --------      --------    ---------       ---------       --------
Interest-bearing liabilities:
 Passbook accounts.............................          (4)           (2)           (6)          --             (11)           (11)
 Money market and NOW accounts.................       2,120          (197)        1,923        1,431            (277)         1,154
 Certificates of deposit.......................       4,009          (559)        3,450        7,071            (369)         6,702
 FHLB advances.................................         853          (222)          631        5,348            (229)         5,119
 Borrowed money................................         986           799         1,785        5,445            (166)         5,279
                                                   --------      --------      --------    ---------       ---------       --------
  Total interest-bearing liabilities...........       7,964          (181)        7,783       19,295          (1,052)        18,243
                                                   --------      --------      --------    ---------       ---------       --------
Change in net interest income before provision
 for loan and valuation losses.................    $  7,573      $ (2,300)     $  5,273    $   9,947       $     355       $ 10,302
                                                   ========      ========      ========    =========       =========       ========

Asset and Liability Management


   General. A significant portion of our revenues and net income is derived from net interest income and, accordingly, we strive to manage our interest-earning assets and interest-bearing liabilities to generate what we believe to be an appropriate contribution from net interest income. Asset and liability management seeks to control the volatility of our performance due to changes in interest rates. We constantly attempt to achieve an appropriate relationship between rate sensitive assets and rate sensitive liabilities. We have responded to interest rate volatility by developing and implementing asset and liability management strategies designed to increase noninterest income and improve the match between interest-earning assets and interest-bearing liabilities. These strategies include:

   . Utilizing mortgage servicing rights as a source of noninterest income and as a countermeasure against the decline in the value of mortgage loans during a rising interest rate environment. Increases in interest rates tend to increase the value of mortgage servicing rights because of the resulting decrease in prepayment rates on the underlying loans;

   . Increasing the noninterest-bearing custodial escrow balances related to our mortgage servicing rights;

   . Increasing focus on lines of business that are less interest rate sensitive, such as brokerage activities, consulting services, self-directed trust services, real estate disposition and school business services;

   . Maintaining a wholesale loan origination operation. Wholesale originations provide a form of hedge against the balance of mortgage servicing rights. In a decreasing interest rate environment, the value of the servicing portfolio tends to decrease due to increased prepayments of the underlying loans. During this same environment, however, the volume of loan originations generally increases;

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

   . Pursuing strategic acquisitions or alliances that provide fee-based income or generate liabilities that are less expensive or less interest rate sensitive than retail deposits or borrowings from third party institutions to fund our investing activities;

   . Using Matrix Bank as the settlement bank for settlement and clearing services offered by Sterling Trust and Matrix Settlement & Clearance Services to generate low-cost deposits; and

   . Hedging segments of our servicing portfolio and selling forward commitments on our loan pipeline.

   Lending Activities. Our major interest-earning asset is our loan portfolio. Consequently, a significant part of our asset and liability management involves monitoring the composition of our loan portfolio, including the corresponding maturities. The following table sets forth the composition of our loan portfolio by loan type as of the dates indicated. The amounts in the table below are shown net of discounts and other deductions.

                                                                                       As of December 31,
                                                ---------------------------------------------------------------------------------
                                                          1999                         1998                        1997
                                                -----------------------      -----------------------      -----------------------
                                                  Amount      Percent          Amount       Percent         Amount       Percent
                                                ----------   ----------      ----------   ----------      ----------   ----------
                                                                                  (Dollars in thousands)
Residential..................................   $  954,424       86.49%      $  732,512       86.34%      $  462,604       90.46%
Multi-family, commercial
   real estate and commercial................       78,046        7.07           52,689        6.21           29,492        5.77
Direct financing leases......................       31,748        2.88           24,429        2.88            2,708        0.53
Construction.................................       36,056        3.26           27,648        3.26            7,591        1.48
Consumer.....................................        9,595        0.87           14,880        1.75           10,733        2.10
                                                ----------   ----------      ----------   ----------      ----------   ----------
       Total loans and leases................    1,109,869      100.57          852,158      100.44          513,128      100.34
Less allowance for loan
   and valuation losses......................        6,354        0.57            3,710        0.44            1,756        0.34
                                                ----------   ----------      ----------   ----------      ----------   ----------
Loans receivable, net........................   $1,103,515      100.00%      $  848,448      100.00%       $ 511,372      100.00%
                                                ==========   ==========      ==========   ==========      ==========   ==========

                                                                As of December 31,
                                               ----------------------------------------------------
                                                          1996                        1995
                                                -----------------------      -----------------------
                                                  Amount      Percent          Amount       Percent
                                                ----------   ----------      ----------   ----------
                                                              (Dollars in thousands)
Residential..................................   $  192,118       90.47%      $  136,741       93.23%
Multi-family, commercial
   real estate and commercial................       15,352        7.23            7,544        5.15
Direct financing leases......................           --          --               --          --
Construction.................................        1,061        0.50               78        0.05
Consumer.....................................        4,869        2.29            3,245        2.21
                                                ----------   ---------       ----------   ---------
       Total loans and leases................      213,400      100.49          147,608      100.64
Less allowance for loan
   and valuation losses......................        1,039        0.49              943        0.64
                                                ----------   ----------      ----------   ---------
Loans receivable, net........................   $  212,361      100.00%      $  146,665      100.00%
                                                ==========   ==========      ==========   =========


  The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 1999, excluding the allowance for loan and valuation losses. Loans held for sale are classified as maturing over three years, except for direct financing leases which are classified as maturing within one year. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments or the timing of loan sales.










                                                                      As of December 31, 1999
                                                        -----------------------------------------------------
                                                        Less than      One to        Over five
                                                         one year    five years        years         Total
                                                        ----------   ----------      -----------   ----------
                                                                          (In thousands)
Residential.............................................$  346,818   $  602,777      $     4,829   $  954,424
Multi-family, commercial real estate and commercial.....    13,483       18,556           46,007       78,046
Direct financing leases.................................    31,748           --               --       31,748
Construction............................................    27,319        8,737               --       36,056
Consumer................................................     3,725        3,860            2,010        9,595
                                                        ----------   ----------      -----------   ----------
  Total loans and leases................................$  423,093   $  633,930      $    52,846   $1,109,869
                                                        ==========   ==========      ===========   ==========

  Included in loans held for sale is approximately $4.5 million, at December 31, 1999, of loans which we have acquired under purchase/repurchase facilities and purchase agreements with several parties. The terms of these agreements vary with each seller but include provisions which require the seller to repurchase the loans within a defined period of time, or provide at our option, the ability, on short notice, to require the seller to repurchase the loans, or in some cases, allow the seller to repurchase the loans. In all cases, the seller provides us contractual recourse in the event of delinquency and/or loss.

   Loans held for investment, which are contractually due in one or more years, are split between fixed and adjustable rates as follows:

                                        As of December 31, 1999
                             ----------------------------------------------
                             One to five       Over five
                                years            years             Total
                             ----------      -------------      -----------
                                             (In thousands)
Fixed.................       $   35,821        $   13,969       $   49,790
Adjustable............           38,689            38,720           77,409
                             ----------        ----------       ----------
  Total loans.........       $   74,510        $   52,689       $  127,197
                             ==========        ==========       ==========

   Nonperforming Assets. As part of asset and liability management, we monitor nonperforming assets on a monthly basis. Nonperforming assets consist primarily of nonaccrual loans and foreclosed real estate. Loans are placed on nonaccrual when full payment of principal or interest is in doubt or when they are past due 90 days as to either principal or interest. Foreclosed real estate arises primarily through foreclosure on mortgage loans owned. The following table sets forth our nonperforming assets as of the dates indicated:


                                                                       As of December 31,
                                               ----------------------------------------------------------------
                                                    1999          1998          1997        1996         1995
                                                  --------      --------      -------      -------      -------
                                                                     (Dollars in thousands)
Nonaccrual mortgage loans......................   $ 20,185      $  8,208      $ 4,796      $ 3,031      $ 5,523
Nonaccrual commercial loans and direct
   financing leases............................      5,301         4,349           --           --           --
Nonaccrual consumer loans......................        155           652          194          872           15
                                                  --------      --------      -------      -------      -------
      Total nonperforming loans and leases.....     25,641        13,209        4,990        3,903        5,538
Foreclosed real estate.........................        800           916        1,242          788          835
Repossessed automobiles........................         --            --           --          506           --
                                                  --------      --------      -------      -------      -------
      Total nonperforming assets...............   $ 26,441      $ 14,125      $ 6,232      $ 5,197      $ 6,373
                                                  ========      ========      =======      =======      =======
Total nonperforming loans and leases
   to total loans and leases...................       2.31%         1.55%        0.97%        1.83%        3.75%
Total nonperforming assets to total assets.....       2.06%         1.40%        1.03%        1.89%        3.42%
Ratio of allowance for loan and valuation
   losses to total nonperforming loans and
   leases......................................      24.78%        28.09%       35.19%       26.62%       17.03%
Interest income on nonperforming loans and
   leases not included in interest income......   $    979      $    524      $    89      $   120      $   156

   As of December 31, 1999, we had approximately $1.2 million of non-government accruing loans and leases that were contractually past due 90 days or more. We accrue for interest on government-sponsored loans such as Federal Housing Administration insured and Veterans Administration guaranteed loans which are past due 90 or more days, as the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $147.9 million and $165.7 million as of December 31, 1999 and 1998, respectively. Nonaccrual mortgage loans as a percentage of total loans were 1.8% at December 31, 1999, 1.0% at December 31, 1998, 0.9% at December 1997, 1.4% at December 31, 1996 and 3.7% at December 31, 1995. The increase in 1999 can be primarily attributed to a sub-prime residential portfolio that we acquired on a scheduled interest and scheduled principal remittance with full recourse to the seller/servicer. In October 1999, however, the seller/servicer declared bankruptcy and the servicing was transferred to us. The total principal balance of the portfolio was $16.0 million at December 31, 1999, and approximately $2.4 million was 90 or more days delinquent at that time. We believe that a portion of these delinquencies are a result of the servicing transfer. Associated with these loans, we have a $513,000 reserve, which is not reflected in the general valuation reserve. See "Legal Proceedings."

   The increase in nonaccrual commercial loans and direct financing leases in 1999 and 1998 is the result of our origination of tax-exempt lease financing for charter schools for the purchase of real estate and equipment. Several of the charter schools for which we have provided financing have encountered enrollment and/or state funding delays, which has caused them to become delinquent on their lease obligations to us.

   The increase in the nonaccrual consumer loans in 1996 is a result of sub-prime auto loans that we repurchased pursuant to limited representations and warranties included in loan sale agreements. We had a separate reserve of $600,000 included in other liabilities for anticipated losses relating to the repurchased sub-prime auto loans at December 31, 1996. Included in repossessed assets for 1996 is $506,000 of automobiles that we were required to repurchase pursuant to the same limited representations and warranties. The balance of the loans and automobiles repurchased in 1996 and 1997 were either disposed of or sold to a third party investor in December 1997. We do not anticipate that we will originate any additional sub-prime automobile contracts.

   The prior delinquency and anticipated future delinquencies are taken into consideration in the pricing of the loans acquired. We generally purchase such loans at discounts and, in some instances, receive recourse or credit enhancement from the seller to further reduce our risk of loss associated with the loans' nonaccrual status. At December 31, 1999, $17.0 million, or 66.4%, of the nonaccrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale." Total loans held for sale at December 31, 1999, were $977.8 million, of which $25.1 million, or 2.6%, were nonaccrual loans.

   The percentage of the allowance for loan and valuation losses to nonaccrual loans varies widely due to the nature of our portfolio of mortgage loans, which are collateralized primarily by residential real estate. We analyze the collateral for each nonperforming mortgage loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "--Comparison of Results of Operations for Fiscal Years 1999 and 1998."


   Analysis of Allowance for Loan and Valuation Losses. The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated. The table includes the allowance for both loans held for investment and loans held for sale.

                                                                            As of and for the
                                                                         Year Ended December 31,
                                               -------------------------------------------------------------------------
                                                    1999          1998            1997            1996           1995
                                                 ----------    ----------      ----------      ----------      ---------
                                                                         (Dollars in thousands)
Balance at beginning of period.................   $   3,710    $    1,756      $    1,039      $      943      $     728
Charge-offs:
  Real estate-mortgage.........................          98         1,922              22              64            198
  Real estate-construction.....................          --            --              --              --             35
  Direct financing leases......................          --            --              --              --             --
  Consumer.....................................         509           789             166               6              7
                                                  ---------     ---------      ----------       ---------      ---------
     Total charge-offs.........................         607         2,711             188              70            240
Recoveries:
  Real estate-mortgage.........................           2             2              --               8              5
  Consumer.....................................          69            56              31              15             49
                                                  ---------     ---------      ----------       ---------      ---------
     Total recoveries..........................          71            58              31              23             54
                                                  ---------     ---------      ----------       ---------      ---------
Net charge-offs................................         536         2,653             157              47            186
Provision for loan losses charged to operations       3,180         4,607             874             143            401
                                                  ---------     ---------      ----------       ---------      ---------
Balance at end of period.......................   $   6,354     $   3,710       $   1,756       $   1,039      $     943
                                                  =========     =========      ==========       =========      =========
Ratio of net charge-offs to average loans(1)...       0.06%         0.38%           0.04%           0.03%          0.15%
                                                  =========     =========      ==========       =========      =========
Average loans outstanding during the period....   $ 877,117     $ 692,443       $ 355,848       $ 162,648      $ 121,206
                                                  =========     =========      ==========       =========      =========

____________
(1) Excluding charge-offs related to our credit card operations in 1999 and related to MCA Mortgage and our credit card operations in 1998, the ratio of net charge-offs to average loans was 0.02% and 0.03%, respectively.

   A majority of the increase in real estate-mortgage charge-offs for 1998 as compared to 1997 is due to the loss recognized related to MCA Mortgage. See "-- Comparison of Results of Operations for Fiscal Years 1998 and 1997--Net Income; Return on Average Equity" for additional information. Additionally, the increase in consumer charge-offs in 1999 and 1998 pertains to losses experienced on our credit card portfolio. Credit card loans accounted for 0.27% and 0.53% of our total loan portfolio as of December 31, 1999 and 1998, respectively. The majority of our credit card portfolio was originated in 1996 and the balance of our unsecured credit card portfolio at December 31, 1999 was $2.5 million.

  The allowance for loan and valuation losses is increased by the provision for loan and valuation losses (which is charged to operations) for particular loans where management considers ultimate collection to be questionable. We evaluate all other loans as part of their respective categories and not on an individual basis. Each category of loans in the loan portfolio is assigned a loss factor based on:

   .  the assessed risk inherent in each loan category;

   .  certain qualitative evaluations of individual classified assets;

   .  trends in the portfolio;

   .  geographic and portfolio concentrations;

   .  new products or markets; and

   . evaluations of the changes in the historical loss experience component and projections of this component into the current and future periods based on current knowledge and conditions.

These loss factors range from 0.10% for Federal Housing Administration/Veterans Administration loans guaranteed by the Department of Housing and Urban Development to 8.00% for credit card loans. Additionally substandard and doubtful loans of homogeneous loan portfolios are assigned loss factors of 5.00% and 50.00%, respectively. We had no impaired loans as December 31, 1999, 1998, 1997, 1996 and 1995. The loss factors are applied to the outstanding principal balance of loans in their respective categories, and the total for all categories determines our allowance for loan and valuation losses, except for direct financing leases, for which the allowance is determined based on specific leases. The following table shows information regarding the components of our allowance for loan and valuation losses as of the dates indicated.


                                                              As of December 31,
                                   ----------------------------------------------------------------------------
                                            1999                       1998                       1997
                                   ----------------------     ----------------------     ----------------------
                                              Percentage                 Percentage                 Percentage
                                             of Loans in                of Loans in                of Loans in
                                                each                       each                       each
                                             Category to                Category to                Category to
                                   Amount    Total Loans      Amount    Total Loans      Amount    Total Loans
                                   -------   ------------     -------   ------------     -------   ------------
                                                              (Dollars in thousands)

Residential.....................   $ 3,591       86.00%       $ 2,295       85.96%       $ 1,234       90.15%
Multi-family, commercial real
   estate and commercial........       835        7.02            564        6.18             91        5.75
Direct financing leases.........     1,320        2.86            275        2.87             --        0.53
Construction....................       286        3.25            207        3.24             23        1.48
Consumer........................       322        0.87            369        1.75            408        2.09
                                   -------      ------        -------      ------        -------      ------
                                   $ 6,354      100.00%       $ 3,710      100.00%       $ 1,756      100.00%
                                   =======      ======        =======      ======        =======      ======

                                                   As of December 31,
                                    -------------------------------------------------
                                              1996                       1995
                                    ----------------------     ----------------------
                                                Percentage                 Percentage
                                               of Loans in                of Loans in
                                                  each                       each
                                               Category to                Category to
                                     Amount    Total Loans      Amount    Total Loans
                                     -------   ------------     -------   ------------
                                                 (Dollars in Thousands)
Residential.....................     $   911        90.03%      $   830        92.64%
Multi-family, commercial real
   estate and commercial........          51         7.19            78         5.11
Direct financing leases.........          --           --            --           --
Construction....................           6         0.50             1         0.05
Consumer........................          71         2.28            34         2.20
                                     -------       ------       -------       ------
                                     $ 1,039       100.00%      $   943       100.00%
                                     =======       ======       =======       ======


   The ratio of the allowance for loan and valuation losses to total loans was 0.57% at December 31, 1999; 0.44% at December 31, 1998; 0.34% at December 31,
1997; 0.49% at December 31, 1996; and 0.64% at December 31, 1995. The allowance for loan and valuation losses is reduced by loans charged off, net of recoveries. The allowance for loan and valuation losses allocated to residential, multi-family, commercial real estate, commercial and construction loans has increased mainly due to the increased outstanding loan principal balances in these loan categories and not due to any increase in the perceived risk or losses experienced in these categories. As of December 31, 1999, we believe that the allowance, when taken as a whole, is adequate to absorb the inherent losses in the current loan portfolio. We did not assign any of the allowance for loan and valuation losses to direct financing leases in 1997, as we originated the $2.7 million of outstanding direct financing leases in the last month of the year and we felt that it was not necessary due to the immaterial amount of leases relative to the total loan portfolio. The increase in the allowance for loan and valuation losses in 1999 and 1998 reflects the growth of the direct financing leases during 1999 and 1998 and the nonaccrual status of a portion of this portfolio at December 31, 1999 and 1998, as well as increases in the size of the residential loan portfolio.

   Risk Sensitive Assets and Liabilities. As discussed in "Asset and Liability Management - General" a significant portion of our earnings and ultimate success is partially dependent upon our ability to manage our interest rate risk. Interest rate risk can be defined as the exposure of our net interest income to adverse movements in interest rates. Although we manage other risks, such as credit, operational and liquidity risk, in the normal course of business, we consider interest rate risk to be a significant market risk which could potentially have the largest material effect on our financial condition and results of operations. The majority of our market risk related to interest rates exists within the operations of Matrix Bank. However, Matrix Financial also has interest rate risk related to its primary asset, mortgage servicing rights, and also related to its loan origination volumes, as well as the net interest income earned on its originated loans that are funded through warehouse lines of credit. The susceptibility to movements in interest rates affects the cash flows generated from the mortgage servicing rights which are recorded in other income versus interest income. In a decreasing interest rate environment, the underlying servicing portfolio tends to prepay faster which reduces future servicing income; while in an increasing interest rate environment, prepayments tend to decrease, which increases expected future servicing income. As it relates to Matrix Financial's lending activities, Matrix Financial originates residential mortgage loans, which are generally pre-sold. However, between the time that the loan is originated and sold to the ultimate investor, Matrix Financial earns interest income. The loans are funded through the use of warehouse credit facilities that are generally priced based on short-term interest rates. Therefore, the net interest income that is earned by Matrix Financial is generally dependent on the spread between long-term mortgage rates and short-term interest rates. Additionally, rising interest rate environments typically decrease loan origination volumes, whereas falling interest rate environments typically increase loan origination volumes.

   We currently do not maintain a trading portfolio. As a result, we are not exposed to market risk as it relates to trading activities. The majority of our residential loan portfolio is held for sale which requires us to perform quarterly market valuations of the portfolio in order to properly record the portfolio at the lower of cost or market. Therefore, we continually monitor the interest rates of our loan portfolio as compared to prevalent interest rates in the market.

   Interest rate risk management at Matrix Bank is the responsibility of the Asset and Liability Committee, which reports to the board of directors of Matrix Bank. The Asset and Liability Committee establishes policies that monitor and coordinate our sources, uses and pricing of funds. The Asset and Liability Committee is also involved in formulating our budget and strategic plan as it relates to investment objectives. Due to the historical size of Matrix Bank's loan portfolio and the high degree of purchase and sale activity, the Asset and Liability Committee has relied on the Office of Thrift Supervision interest rate risk exposure report to assist in the overall monitoring of Matrix Bank's interest rate sensitivity. Based on the information and assumptions used in the Office of Thrift Supervision exposure report as of December 31, 1999, a downward 200 basis point shock over a twelve month period would increase Matrix Bank's capital by approximately 5%, and an upward 200 basis point shock over a twelve month period would decrease Matrix Bank's capital by approximately 25%, which, however, leaves Matrix Bank with a capital balance that still exceeds its current capital balance at December 31, 1999 by approximately $6.7 million. As Matrix Bank grew to in excess of $1 billion in total assets in 1999, we can no longer rely on the Office of Thrift Supervision reports to manage our interest rate risk. We have engaged a third party to provide consulting services that will assist us with asset/liability management. We are also researching various asset/liability software packages for possible future acquisition by Matrix Bank.

   We continue to attempt to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. To accomplish this, we focus on acquiring adjustable rate residential mortgages and have increased our efforts regarding the origination of residential construction loans, commercial real estate loans and limited consumer lending, which re-price or mature more quickly than fixed rate residential real estate loans. In 1999, we increased our investment in nonperforming Federal Housing Administration and Veteran's Administration loans, which are fixed rate loans that have a significantly shorter life than newly originated loans. The other significant asset that we invest in is residential mortgage servicing rights. The value and cash flows from residential mortgage servicing rights respond counter-cyclically to the value of fixed rate mortgages. When interest rates increase and the value of fixed rate mortgages decrease, in turn decreasing net interest income, the value of the mortgage servicing rights increase. In a decreasing interest rate environment, the inverse occurs. Another significant strategy that we focus on in managing interest rate risk is identifying lines of business that generate noninterest rate sensitive liabilities. Examples of this strategy are the investment in mortgage servicing rights, which generate no cost escrow deposits and Sterling Trust's operations, which administer deposits with relatively low costs.

   In the ordinary course of business, we make commitments to originate residential mortgage loans and hold originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the pipeline loans. We mitigate this risk through the use of mandatory and nonmandatory forward commitments to sell loans. As of December 31, 1999, we had $41.2 million in pipeline and funded loans offset with mandatory forward commitments of $35.1 million and nonmandatory forward commitments of $3.7 million. The inherent value of the forward commitments is considered in the determination of the lower of cost or market for such loans.

   Ownership of mortgage servicing rights exposes us to impairment of their value in certain interest rate environments. The incidence of prepayment of a mortgage loan increases during periods of declining interest rates as the homeowner seeks to refinance the loan to a lower interest rate. If the level of prepayment on segments of our mortgage servicing portfolio achieves a level higher than we projected for an extended period of time, then an impairment in the associated basis in the mortgage servicing rights may occur. To mitigate this risk of impairment due to declining interest rates, we hedged a segment of our portfolio beginning in September 1997. We had identified and hedged $604 million as of December 31, 1999 and $674 million as of December 31, 1998 of our mortgage servicing portfolio using a program of exchange-traded futures and options. See note 13 to the consolidated financial statements included elsewhere in this document.

   The following tables represent, in tabular form, contractual balances of our on balance sheet financial instruments in dollars at the expected maturity dates, as well as the fair value of those on balance sheet financial instruments for the periods ended December 31, 1999 and 1998. The expected maturity categories take into consideration historical and anticipated prepayment speeds, as well as actual amortization of principal and do not take into consideration the reinvestment of cash. Our assets and liabilities that do not have a stated maturity date, such as interest-earning deposits, Federal Home Loan Bank stock and certain other deposits, are considered to be long term in nature and are reported in the thereafter column. We are very active in the secondary market as it relates to the purchase and sale of mortgage loans. In the past, we have made the assumption that the entire portfolio of loans held for sale will mature in the first year, as the total amount of loans sold generally represent a significant portion of our held for sale portfolio. In the past year, loans sold as a percentage of the held for sale portfolio has decreased as we are growing Matrix Bank's assets. The total amount of loans sold by Matrix Bank in 1999 and 1998 approximated 30% and 81%, respectively, of Matrix Bank's total held for sale portfolio at December 31, 1998 and 1997. This proves our intent to sell the loans classified as held for sale, but no longer supports our one-year maturity assumption. We will now use a three-year maturity assumption for Matrix Bank's held for sale loans and a one-year maturity assumption will still be used for Matrix Financial's originated loans held for sale and all direct financing leases. We also treat the Federal Home Loan Bank and revolving borrowings as long term in nature, as the continued availability of these amounts is anticipated indefinitely. Third party servicers service a portion of our loan portfolio; as a result, a portion of the information presented is based on the best available information.

   For the most part, the carrying amounts of interest-earning deposits, Federal Home Loan Bank stock, Federal Home Loan Bank borrowings and borrowed money approximate those assets' and liabilities' fair values. The fair values of the loan portfolios for held for sale and held for investment are based on quoted market prices or outstanding commitments from investors. If quoted market prices are not available, fair values are based on quoted market prices of similar loans sold in securitization transactions, adjusted for differences in loan characteristics. The fair values of forward sale commitments are included in the determination of the fair value of loans held for sale. The fair values of demand deposits are, by definition, equal to the amount payable upon demand at the reporting date. The fair value of time deposits are based upon the discounted value of contractual cash flows, which is estimated using interest rates currently being offered on certificates to a schedule of aggregated expected periodic maturities on time deposits.

   Mortgage servicing rights are not included in the tabular presentation, as the investment does not directly affect interest income. As noted, however, earnings from mortgage servicing rights directly correlate with market risk as it relates to interest rate fluctuations. We mitigate this risk through both the type of mortgage servicing rights acquired and hedging of mortgage servicing rights. The loans underlying the servicing rights acquired tend to be more seasoned and have lower principal balances. Management believes that the more seasoned, lower balance servicing portfolios carry less prepayment risk than less seasoned, higher balance mortgage servicing, because the cost savings of refinancing a lower balance loan tend to be less than for a higher balance loan with a comparable interest rate. We also believe that if a loan has been outstanding for a period of time and has been through several declining interest rate cycles without refinancing, the risk of prepayment in the future is less than a newly originated loan. Although significantly increased in 1999 and 1998, the prepayment percentages which we have experienced over the past three years have been lower than experienced in the industry, as a whole. The prepayment speeds for the years ended December 31, 1999, 1998 and 1997 were 20.6%, 22.6% and 11.3%, respectively, during a primarily decreasing interest rate environment. During the last quarter of 1999, as interest rates began to increase, our prepayment speeds slowed significantly. In the 1999 table below, prepayment speeds of 12% were used for all loan types to project expected cash flows relating to loans held for investment, and in the 1998 table below, prepayment speeds of 24% and 12% were used for residential and non-residential loans, respectively. These assumptions are based on our historical prepayment speeds, as well as our knowledge and experience in the market.

The Company's on balance sheet financial instruments for the period ended December 31, 1999 were:

                                     Expected Maturity Date - Fiscal Year Ended December 31,
                           -------------------------------------------------------------------------
                                                                                             There-                       Fair
                             2000         2001         2002         2003         2004         after        Total          Value
                           --------     --------     --------     --------     --------     --------     ----------     ----------
                                                                  (Dollars in thousands)
Interest-earning assets:
 Held for sale (1)(2):
   Fixed-rate residential
      loans............... $131,830     $ 91,413     $ 91,413     $      -     $      -     $      -     $  314,656     $  316,241
    Average interest rate.     8.60%        8.56%        8.56%           -%           -%           -%          8.58%
   Adjustable-rate
      residential loans... $210,472     $209,606     $209,606     $      -     $      -     $      -     $  629,684     $  632,873
    Average interest rate.     7.55%        7.55%        7.55%           -%           -%           -%          7.55%
   Fixed-rate commercial
      loans and leases.... $ 33,411     $      -     $      -     $      -     $      -     $      -     $   33,411     $   33,411
    Average interest rate.    11.35%           -%           -%           -%           -%           -%         11.35%
 Held for investment (2):
   Fixed-rate residential
      loans............... $    598     $    524     $    459     $    402     $    352     $  2,177     $    4,512     $    4,429
    Average interest rate.     9.01%        9.01%        9.01%        9.01%        9.01%        9.01%          9.01%
   Adjustable-rate
      residential loans... $    365     $    319     $    278     $    243     $    211     $  1,248     $    2,664     $    2,616
    Average interest
          rate (3)........     7.45%        7.45%        7.45%        7.45%        7.45%        7.45%          7.45%
   Fixed-rate consumer
      loans............... $  3,256     $  2,797     $  2,394     $      -     $      -     $      -     $    8,447     $    8,691
    Average interest
          rate (3)........    10.17%       10.17%       10.17%           -%           -%           -%         10.17%
   Adjustable-rate
      consumer loans...... $    162     $    142     $    125     $    109     $     95     $    402     $    1,035     $    1,064
    Average interest
          rate (3)........    11.83%       11.83%       11.83%       11.83%       11.83%       11.83%         11.83%
   Fixed-rate other loans. $ 11,851     $ 10,120     $  8,611     $  7,294     $      -      $     -     $   37,876     $   38,199
    Average interest
          rate (3)........     8.84%        8.84%        8.84%        8.84%           -%           -%          8.84%
   Adjustable-rate other
      loans (4)(5)........ $ 27,587     $ 23,574     $ 20,069     $      -     $      -     $      -     $   71,230     $   71,837
    Average interest
          rate (3)........     9.45%        9.45%        9.45%           -%           -%           -%          9.45%

 Interest-earning deposits.$      -     $      -     $      -     $      -     $      -     $ 13,172     $   13,172     $   13,172
    Average interest rate.        -%           -%           -%           -%           -%        4.77%          4.77%
 Federal Home Loan Bank
          Stock........... $      -     $      -     $      -     $      -     $      -     $ 22,414     $   22,414     $   22,414
    Average interest rate.        -%           -%           -%           -%           -%        5.75%          5.75%
    Total interest-earning
          assets.......... $419,532     $338,495     $332,955     $  8,048     $    658     $ 39,413     $1,139,101     $1,144,947
                           ========     ========     ========     ========     ========     ========     ==========     ==========


Interest-bearing liabilities:
 Passbook accounts........ $      -     $      -     $      -     $      -     $      -     $  2,793     $    2,793     $    2,793
    Average interest rate.        -%           -%           -%           -%           -%        3.40%          3.40%
 NOW accounts(6).......... $      -     $      -     $      -     $      -     $      -     $ 21,609     $   21,609     $   21,609
    Average interest rate.        -%           -%           -%           -%           -%        2.45%          2.45%
 Money market accounts.... $      -     $      -     $      -     $      -     $      -     $141,641     $  141,641     $  141,641
    Average interest rate.        -%           -%           -%           -%           -%        2.56%          2.56%
 Certificates of deposit
          over $100,000... $ 11,179     $    773     $  1,032     $    666     $    223     $      -     $   13,873     $   13,449
    Average interest rate.     5.50%        5.91%        6.18%        5.89%        5.77%           -%          5.59%
 Brokered certificates of
          deposit......... $221,510     $      -     $      -     $      -     $      -     $      -     $  221,510     $  219,619
    Average interest rate.     5.71%           -%           -%           -%           -%           -%          5.71%
 Other certificates of
          deposit......... $112,544     $ 10,647     $  9,432     $  4,646     $  2,321     $      -     $  139,590     $  143,073
    Average interest rate.     5.49%        5.61%        6.04%        5.79%        5.45%           -%          5.54%
 Federal Home Loan Bank
          borrowings(7)... $      -     $      -     $      -     $      -     $      -     $405,000     $  405,000     $  405,067
    Average interest rate.        -%           -%           -%           -%           -%        5.64%          5.64%
 Revolving borrowings..... $      -     $      -     $      -     $      -     $      -     $ 54,180     $   54,180     $   54,180
    Average interest rate.        -%           -%           -%           -%           -%        7.30%          7.30%
 Team borrowings.......... $  5,991     $ 13,877     $  6,003     $  5,962     $  4,807     $ 51,281     $   87,921     $   87,921
    Average interest rate.     7.56%        7.97%        7.29%        7.30%        7.31%       10.35%          9.20%
    Total interest-bearing
          liabilities..... $351,224     $ 25,297     $ 16,467     $ 11,274     $  7,351     $676,504     $1,088,117     $1,089,352
                           ========     ========     ========     ========     ========     ========     ==========     ==========

__________
(1) Loans held for sale are assumed to mature within one year, as the intent is to sell the loans.
(2) Balances are stated net of discounts and other deductions.
(3) For the fixed-rate loans held for investment, we computed a weighted average interest rate and a weighted average maturity for the loan portfolio and then applied a prepayment assumption of 12% in determining the cash flows. The same approach was used for the adjustable-rate loans, which are generally fully indexed loans.
(4) The adjustable-rate loans generally are indexed to the 1-year treasury. However, included in the balance are loans indexed to 11th district cost of funds, prime and 3,5 and 7-year treasury.
(5) Other consists of multi-family, commercial real estate, commercial (including SBA), land and construction loans.
(6) Excludes noninterest-bearing demand deposits of approximately $21.2 million.
(7) See "--Short-term Borrowings" for additional discussion on the term of the Federal Home Loan Bank borrowings.

   The Company's on balance sheet financial instruments for the period ended December 31, 1998:

                                               Expected Maturity Date - Fiscal Year Ended December 31,
                                      ---------------------------------------------------------------------
                                                                                                    There-                 Fair
                                         1999        2000        2001        2002        2003       after       Total      Value
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------  ---------
                                                                          (Dollars in thousands)
Interest-earning assets:
 Held for sale (1)(2):
  Fixed-rate residential loans....... $ 376,168   $      --   $      --   $      --   $      --   $      --   $ 376,168  $ 378,274
    Average interest rate............      8.29%         --%         --%         --%         --%         --%       8.29%
  Adjustable-rate residential loans.. $ 347,790   $      --   $      --   $      --   $      --   $      --   $ 347,790  $ 349,737
    Average interest rate............      7.90%         --%         --%         --%         --%         --%       7.90%
  Fixed-rate commercial loans
     and leases...................... $  30,268   $      --   $      --   $      --   $      --   $      --   $  30,268  $  30,268
    Average interest rate............     12.06%         --%         --%         --%         --%         --%      12.06%

 Held for investment(2):
  Fixed-rate residential loans....... $     541   $     399   $     293   $     215   $     156   $     351   $   1,955  $   1,769
    Average interest rate(3).........      9.45%       9.45%       9.45%       9.45%       9.45%       9.45%       9.45%
  Adjustable-rate residential
       loans(4)...................... $     995   $     747   $     559   $     419   $     314   $     887   $   3,921  $   3,548
    Average interest rate(3).........      7.94%       7.94%       7.94%       7.94%       7.94%       7.94%       7.94%
  Fixed-rate consumer loans.......... $   3,272   $   2,830   $   2,441   $      --   $      --   $      --   $   8,543  $   9,149
    Average interest rate(3).........     11.11%      11.11%      11.11%         --%         --%         --%      11.11%
  Adjustable-rate consumer loans(4).. $     111   $      95   $      82   $      71   $      61   $     164   $     584  $     626
    Average interest rate(3).........      8.38%       8.38%       8.38%       8.38%       8.38%       8.38%       8.38%
  Fixed-rate other loans(5).......... $   8,929   $   7,674   $   6,576   $   5,617   $   4,778   $      --   $  33,574  $  33,644
    Average interest rate(3).........      9.37%       9.37%       9.37%       9.37%       9.37%         --%       9.37%
  Adjustable-rate other loans(4)(5).. $  12,197   $  10,456   $   8,935   $   7,607   $   6,450   $      --   $  45,645  $  45,740
    Average interest rate(3).........      8.94%       8.94%       8.94%       8.94%       8.94%         --%       8.94%

Interest-earning deposits............ $      --   $      --   $      --   $      --   $      --   $   8,120   $   8,120  $   8,120
    Average interest rate............        --%         --%         --%         --%         --%       4.40%       4.40%
Federal Home Loan Bank stock......... $      --   $      --   $      --   $      --   $      --   $  15,643   $  15,643  $  15,643
    Average interest rate............        --%         --%         --%         --%         --%       5.75%       5.75%

    Total interest-earning assets.... $ 780,271   $  22,201   $  18,886   $  13,929   $  11,759   $  25,165   $ 872,211  $ 876,518
                                      =========   =========   =========   =========   =========   =========   =========  =========

Interest-bearing liabilities:
 Passbook accounts................... $      --   $      --   $      --   $      --   $      --   $   2,830   $   2,830  $   2,830
    Average interest rate............        --%         --%         --%         --%         --%       3.44%       3.44%
 NOW accounts(6)..................... $      --   $      --   $      --   $      --   $      --   $  19,506   $  19,506  $  19,506
    Average interest rate............        --%         --%         --%         --%         --%       2.72%       2.72%
 Money market accounts............... $      --   $      --   $      --   $      --   $      --   $ 170,957   $ 170,957  $ 170,957
    Average interest rate............        --%         --%         --%         --%         --%       3.42%       3.42%
 Certificates of deposit over
      $100,000....................... $   7,999   $     636   $     322   $     646   $     661   $      --   $  10,264  $  10,383
    Average interest rate............      5.57%       6.33%       6.22%       6.44%       5.89%         --%       5.71%
 Brokered certificates of deposit...  $ 148,676   $      --   $      --   $      --   $      --   $      --   $ 148,676  $ 148,907
    Average interest rate............      4.92%         --%         --%         --%         --%         --%       4.92%
 Other certificates of deposit......  $  84,776   $  14,037   $   5,652   $   6,126   $   5,020   $      --   $ 115,611  $ 116,748
    Average interest rate............      5.54%       5.73%       5.87%       6.35%       5.76%         --%       5.63%
 Federal Home Loan Bank
      borrowings(7).................. $      --   $      --   $      --   $      --   $      --   $ 168,000   $ 168,000  $ 171,544
    Average interest rate............        --%         --%         --%         --%         --%       4.90%       4.90%
 Revolving borrowings...............  $      --   $      --   $      --   $      --   $      --   $ 116,845   $ 116,845  $ 116,845
    Average interest rate............        --%         --%         --%         --%         --%       6.60%       6.60%
 Term borrowings...................   $   9,737   $   8,625   $  12,223   $   4,997   $   4,959   $  21,403   $  61,944  $  61,944
    Average interest rate............      7.73%       7.48%       7.62%       7.77%       6.71%      11.17%       8.78%

    Total interest-bearing
        liabilities...................$ 251,188   $  23,298   $  18,197   $  11,769   $  10,640   $ 499,541   $ 814,633  $ 819,664
                                      =========   =========   =========   =========   =========   =========   =========  =========

 __________
  (1) Loans held for sale are assumed to mature within one year, as the intent is to sell the loans.
  (2) Balances are stated net of discounts and other deductions.
  (3) For the fixed-rate loans held for investment, we computed a weighted average interest rate and a weighted average maturity for the loan portfolio and then applied a prepayment assumption of 24% to residential loans and 12% to non-residential loans in determining the cash flows. The same approach was used for the adjustable-rate loans, which are generally fully indexed loans.
  (4) The adjustable-rate loans generally are indexed to the 1-year treasury. However, included in the balance are loans indexed to 11th district cost of funds, prime and 3,5 and 7-year treasury.
  (5) Other consists of multi-family, commercial real estate, commercial, land and construction loans.
  (6) Excludes noninterest-bearing demand deposits of approximately $22.7 million.
  (7) See "--Short-term Borrowings" for additional discussion on the term of the Federal Home Loan Bank borrowings.

   Short-term Borrowings. A primary function of asset and liability management is to ensure adequate liquidity. In addition to cash and cash equivalents, we rely heavily on short-term borrowing capabilities for liquidity and as a funding vehicle. The primary sources for short-term borrowings are the Federal Home Loan Bank for Matrix Bank and unaffiliated financial institutions for Matrix Financial. See "Liquidity and Capital Resources."

   The following table sets forth a summary of our short-term borrowings during 1999, 1998 and 1997 and as of the end of each such period:

                                                                   Average                          Weighted        Weighted
                                                  Amount            Amount          Maximum          Average        Average
                                                Outstanding      Outstanding      Outstanding       Interest        Interest
                                                    at            During the        at any         Rate During      Rate at
                                                 Year End           Year(1)        Month End         the Year       Year End
                                                -----------      -----------      -----------      -----------      --------
                                                                           (Dollars in thousands)

At or for the year ended December 31, 1999:
    Federal Home Loan Bank borrowings(2)...       $405,000         $175,619         $417,606           5.23%           5.64%
    Revolving lines of credit..............         28,205           49,762           73,878           6.38            6.71
    Repurchase agreements..................          3,156            7,157           12,467          10.11            8.67
    Lease financing........................         22,819           21,853           25,379           7.56            7.77

At or for the year ended December 31, 1998:
    Federal Home Loan Bank borrowings(3)...        168,000          159,381          271,000           5.37            4.90
    Revolving lines of credit..............         86,936           74,973           92,507           6.55            6.23
    Repurchase agreements..................          7,350            1,445            7,350           9.06            9.02
    Lease financing........................         22,559            9,304           22,559           7.32            7.27

At or for the year ended December 31, 1997:
    Federal Home Loan Bank borrowings......        171,943           59,984          171,943           5.73            6.37
    Revolving lines of credit..............         48,338           43,762           57,710           6.99            7.07
    Repurchase agreements..................             --            1,564            3,437          11.26               -

_________
(1) Calculations are based on daily averages where available and monthly averages otherwise.
(2) A total of $100.0 million of the Federal Home Loan Bank borrowings outstanding at December 31, 1999 were borrowed under a short option advance agreement with the Federal Home Loan Bank. These short option advance borrowings have a term of ten years, but are callable by the Federal Home Loan Bank beginning after a six-month or one year lock-out period depending on the particular short option advance borrowing. After the expiration of the lock-out period, the short option advance borrowings are callable at three month intervals. If the Federal Home Loan Bank exercises its call option on a short option advance borrowing, the Federal Home Loan Bank is required to offer replacement funding to us at a market rate of interest for the remaining term of the short option advance borrowing. The interest rates on the short option advance borrowings ranged from 4.90% to 5.63% at December 31, 1999 and their possible call dates varied from January 14, 2000 to December 26, 2000. Under the terms of the short option advance agreement, we are not permitted to prepay or otherwise retire a callable short option advance borrowing prior to the final maturity date. Additionally, $1.5 million of the Federal Home Loan Bank borrowings outstanding at December 31, 1999 are fixed-term/rate advances, which were borrowed from the Federal Home Loan Bank to offset specific loans originated by Matrix Bank. The principal amount of these fixed-term/rate advances adjust monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84% and their maturity date is June 2, 2014.
(3) A total of $47.0 million of the Federal Home Loan Bank borrowings outstanding at December 31, 1998 were borrowed under a short option advance agreement with the Federal Home Loan Bank. The interest rates on the short option advance borrowings ranged from 4.85% to 4.94% at December 31, 1998 and their possible call dates varied from January 15, 1999 to April 14, 1999.


Liquidity and Capital Resources

   Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. To date, our principal source of funding for our investing activities has been:

   .  secured senior debt provided by unaffiliated financial institutions;

   . the issuance of 10% preferred securities through Matrix Bancorp Capital Trust I in July 1999;

   .  the issuance of 11.5% senior notes in September 1997;

   .  the issuance of senior subordinated notes in August 1995;

   .  a bank stock loan; and

   .  our initial public offering.

    As of December 31, 1999, Matrix Bancorp had $59.6 million in indebtedness outstanding. The borrowed funds have been used historically as capital injections to Matrix Bank, Matrix Financial and ABS, as well as to acquire the office building in Phoenix where Matrix Financial maintains its headquarters. See "Properties."

    On July 30, 1999, Matrix Bancorp Capital Trust I, a Delaware business trust formed by Matrix Bancorp, completed the sale of $27.5 million of 10% preferred securities. Matrix Bancorp Capital Trust I also issued common securities to Matrix Bancorp and used the net proceeds from the offering to purchase $28.6 million in principal amount of 10% junior subordinated debentures of Matrix Bancorp due September 30, 2029. The junior subordinated debentures are the sole assets of Matrix Bancorp Capital Trust I and are eliminated, along with the related income statement effects, in the consolidated financial statements. We used the proceeds from the sale of the junior subordinated debentures to redeem our outstanding senior subordinated notes due July 15, 2002, to make contributions to Matrix Bank, Matrix Financial and ABS to fund their respective operations, to redeem other higher interest rate indebtedness and for other general corporate purposes. Total expenses associated with the offering of approximately $1.5 million are included in other assets and are being amortized on a straight-line basis over the life of the junior subordinated debentures.

    The preferred securities accrue and pay distributions quarterly at an annual rate of 10% of the stated liquidation amount of $25 per preferred security. We have fully and unconditionally guaranteed all of the obligations of Matrix Bancorp Capital Trust I under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Matrix Bancorp Capital Trust I.

    The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. We have the right to redeem the junior subordinated debentures, in whole or in part on or after September 30, 2004, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. See note 8 to the consolidated financial statements included elsewhere in this document. Under the indenture, we are prohibited from paying dividends on our common stock if the scheduled payments on our junior debentures and trust preferred securities have not been made.

    On June 30, 1999, we amended our bank stock loan agreement. The amended bank stock loan agreement has two components, a $10.0 million term loan and a revolving line of credit of $10.0 million. As of December 31, 1999, the balance of the term loan was $9.3 million and the balance of the revolving line of credit was $1.8 million. The amended bank stock loan requires us to maintain:

     . total shareholders' equity of the greater of $40.0 million or 90% of actual net worth at the end of the most recent fiscal year, plus 50% of cumulative net income after the end of the most recent fiscal year, plus 90% of all contributions made to stockholders' equity after the closing date; and

     .    total adjusted debt to net worth less than 4:1.

Additionally, the amended bank stock loan does not permit Matrix Bancorp to declare or pay any cash dividends.

     On September 29, 1997, we completed a registered debt offering of $20.0 million in senior notes due 2004, raising net proceeds of approximately $19.1 million. Interest on the senior notes of 11.5% is payable semi-annually on March 31 and September 30 of each year, commenced on March 31, 1998, with a balloon payment for the entire principal balance due in September 2004. The 11.5% senior notes require us to:

     . maintain consolidated tangible equity capital of not less than $35 million; and

     . meet the requirements necessary such that Matrix Bank will not be classified as other than ''well capitalized'' as defined by applicable regulatory guidelines.

Additionally, the 11.5% senior notes contain other covenants regarding certain restricted payments, incurrence of indebtedness and issuance of preferred stock, liens, merger, consolidation or sale of assets and transactions with affiliates. Under the conditions of the 11.5% senior notes, we may not incur any additional indebtedness if the consolidated leverage ratio exceeds 2:1, and we may not declare or pay cash dividends unless at the time of and after giving effect to such dividend:

     . no default shall have occurred and be continuing or would occur as a consequence thereof;

     . after giving effect to the payment of such dividend, we would be permitted to incur at least $1.00 of additional indebtedness pursuant to the 2:1 consolidated leverage ratio described above; and

     . such dividend, together with the aggregate amount of all restricted payments made, is less than 25% of our aggregate consolidated net income for the period beginning on October 1, 1997 and ending on the date of our most recent quarter plus 100% of the net cash proceeds we received from the issuance of equity interests.

As of December 31, 1999, under the foregoing test, we would be entitled to declare and pay dividends of approximately $5,593,000, although we have no present intent to do so, as distributions are not permitted under our bank stock loan.

     In August 1995, we issued $2.9 million in aggregate principal amount of senior subordinated notes. Interest on the senior subordinated notes was payable semi-annually on January 15 and July 15, and the senior subordinated notes were to mature on July 15, 2002. Until February 1997, the senior subordinated notes bore interest at 13% per annum. In February 1997, the annual rate increased to 14% per annum. In July 1999, Matrix Bancorp made the first of four scheduled mandatory redemptions of $727,500, or 25% of the senior subordinated notes. We were entitled to redeem the senior subordinated notes, in whole or in part, at any time on or after July 15, 1999 at a redemption price equal to par, plus all accrued but unpaid interest. In September 1999, we redeemed the remaining balance of $2.2 million at par plus accrued interest.

     The trend of net cash used by our operating activities experienced over the reported periods results primarily from the growth that Matrix Bank has experienced in its residential loan purchasing activity. We anticipate the trend of a net use of cash from operations to continue for the foreseeable future. This anticipation results from the expected continued growth at Matrix Bank, which we believe will consist primarily of increased activity in the purchasing of loan and mortgage servicing portfolios. However, due to liquidity and capital availability, we do not anticipate growth to be as significant as in prior periods.

     Matrix Bank's primary source of funds for use in lending, purchasing bulk loan portfolios, investing and other general purposes are:

     .    retail deposits;

     .    trust deposits;

     .    custodial escrow balances;

     .    brokered deposits;

     .    Federal Home Loan Bank borrowings;

     .    sales of loan portfolios and mortgage servicing rights; and

     .    proceeds from principal and interest payments on loans.

Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the Federal Home Loan Bank as its primary source for borrowings. At December 31, 1999, Matrix Bank had borrowings from the Federal Home Loan Bank of $405.0 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing rights portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur. For a tabular presentation of the our short-term borrowings, see "Asset and Liability Management--Short-term Borrowings."

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

     In February 1997, Sterling Trust moved approximately $80.0 million of fiduciary deposits from a third party institution to Matrix Bank. Additionally, pursuant to a merger termination agreement, Fidelity National Financial, Inc., through its subsidiaries, moved approximately $47.1 million of fiduciary deposits to Matrix Bank during the fourth quarter of 1998. At December 31, 1999, the balance of the Fidelity deposits was $1.1 million. The following table sets forth the average balances for each major category of Matrix Bank's deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

                                                                   Year Ended December 31,
                                --------------------------------------------------------------------------------------
                                         1999                           1998                           1997
                                -----------------------         ----------------------         -----------------------
                                               Weighted                       Weighted                        Weighted
                                 Average        Average         Average        Average         Average         Average
                                 Balance         Rate           Balance         Rate           Balance          Rate
                                ---------      --------         --------      --------         -------        --------
                                                                (Dollars in thousands)
Passbook accounts...........    $   2,758        3.48%          $  2,859        3.58%          $  2,859         3.95%
NOW accounts................       24,038        2.50             17,586        2.97             23,837         3.34
Money market accounts.......      189,154        3.04            124,796        3.13             73,145         3.39
Time deposits
  (except brokered).........      131,054        5.45            108,107        5.79             83,993         5.94
Brokered deposits...........      156,293        5.11            103,485        5.25                 --           --
                                ---------        ----           --------        ----           --------         ----
      Total deposits........    $ 503,297        4.29%          $356,833        4.37%          $183,834         4.56%
                                =========        ====           ========        ====           ========         ====

     The following table sets forth the amount of Matrix Bank's certificates of deposit that are greater than $100,000 by time remaining until maturity as of December 31, 1999:

                                                                             As of December 31, 1999
                                                                          -------------------------------
                                                                                                Weighted
                                                                                                 Average
                                                                           Amount               Rate Paid
                                                                          --------              ---------
                                                                              (Dollars in thousands)
          Three months or less........................................    $  2,084                5.13%
          Over three months through six months........................       2,951                5.26
          Over six months through twelve months.......................       6,144                5.73
          Over twelve months..........................................       2,694                5.99
                                                                          --------                ----
             Total....................................................    $ 13,873                5.59%
                                                                          ========                ====

     We actively monitor Matrix Bank's compliance with regulatory capital requirements. Historically, Matrix Bank has increased its core capital through the retention of a portion of its earnings. Matrix Bank's future growth is expected to be achieved through deposit growth, brokered deposits, borrowings from the Federal Home Loan Bank and custodial deposits from affiliates. We anticipate that such growth will require additional capital. The capital requirements related to the anticipated growth will in part be fulfilled through retention of earnings, potentially increasing our bank stock loan and future possible debt or equity offerings.

     Our principal source of funding for our servicing acquisition activities consists of a line of credit facility provided to Matrix Financial by an unaffiliated financial institution. As of December 31, 1999, Matrix Financial's servicing acquisition facility aggregated $45.0 million, of which $15.1 million was available to be utilized after deducting drawn amounts. Borrowings under the servicing acquisition lines of credit are secured by mortgage servicing rights owned by Matrix Financial, bear interest at the federal funds rate plus a negotiated margin and are due at the earlier of the maturity of the mortgage servicing rights or amortized over five to six years from the date of borrowing. At December 31, 1999, $28.1 million was outstanding under the servicing acquisition line and the interest rate on funds outstanding under this facility at December 31, 1999 was 7.30%.

     Our principal source of funding for our loan origination business consists of a warehouse line of credit provided to Matrix Financial and a sale/repurchase facility provided to Matrix Financial and ABS by unaffiliated financial institutions. As of December 31, 1999, Matrix Financial's warehouse line of credit facility aggregated $120.0 million, of which $94.1 million was available to be utilized. At December 31, 1999, $25.9 million was outstanding under the warehouse line at a weighted average interest rate of 6.58%. Borrowings under the warehouse line of credit are secured by all of the mortgage loans funded with warehouse loan proceeds and bear interest at the federal funds rate plus a negotiated margin. The sale/repurchase facility provided to Matrix Financial and ABS houses mortgage loans and direct financing leases. As of December 31, 1999, the sale/repurchase facility was $25.0 million, with $11.5 million outstanding at a weighted average interest rate of 8.67%. Borrowings under the sale/repurchase facility are secured by all of the mortgage loans and direct financing leases funded with sale/repurchase facility proceeds and bear interest at the higher of the prime rate or the LIBOR rate plus a negotiated margin on the loans and 8.00% on the direct lease financing.

   Our principal source of funding for the working capital needs of Matrix Financial consists of working capital facilities provided to Matrix Financial by an unaffiliated financial institution. As of December 31, 1999, Matrix Financial's working capital facilities aggregated $10.0 million, of which $9.5 million was available. Borrowings under the working capital facilities are secured by mortgage servicing rights, eligible servicing advance receivables and eligible delinquent mortgage loans and bear interest at the federal funds rate plus a negotiated margin. At December 31, 1999, $541,000 was outstanding under the working capital facilities at an interest rate of 6.80%.

   During 1999 and 1998, the Company placed tax-exempt direct financing leases it originated to charter schools into several grantor trusts. The trusts then issued Class "A" Certificates and Class "B" Certificates, with the Class "A" Certificates being sold under a private placement at a price of par.

   The "A" Certificates are guaranteed by a letter of credit issued by the Guarantor, which is a third party investment bank, and the underlying leases. The "A" Certificates' interest rate may be determined weekly, monthly or for a term for up to one year. The interest rate and the term of the interest rate are determined by the Remarking Agent, which is also the investment bank. Generally, the trusts are short-term in nature with an average life of one year or less.

   The "B" Certificates are owned in part by the Company and in part by the investment bank. The interest rate paid on the "A" Certificates and the "B" Certificates owned by the investment bank is considered the Company's financing cost. The approximate cost of the financing at December 31, 1999 and 1998 was 7.63% and 6.88%, respectively. The interest that the Company receives through its part ownership of the "B" Certificates is tax-exempt.

   Although the investment bank acts as the Guarantor to the "A" Certificates, the Company provides full recourse to the investment bank in all cases of loss or default. Due to the nature of the recourse and the ability of the "A" Certificate holders to put the certificates to the trusts, the transactions have been treated as a financing.

   Matrix Bank is restricted from paying dividends to Matrix Bancorp due to certain regulatory requirements. Matrix Financial is restricted from paying dividends to Matrix Bancorp under its second amended and restated loan agreement. Under this loan agreement, Matrix Financial is limited to:

   .  dividends payable solely in the form of capital stock;

   . cash dividends to Matrix Bancorp in an amount not to exceed 50% of Matrix Financial's net cash income for the current fiscal year so long as no default or potential default exists or would be created by the dividend; or

   .  dividends otherwise approved in writing by the agent.

At December 31, 1999, we were in compliance with all debt covenants. See "The Company--Regulation and Supervision."

   In June 1996, we purchased 154 acres of land for $1.3 million in cash for the purpose of developing 750 residential and multi-family lots in Ft. Lupton, Colorado. As part of the acquisition, we entered into a planned unit development agreement with the City of Ft. Lupton. The planned unit development agreement is a residential and golf course development agreement providing for the orderly planning, engineering and development of a golf course and surrounding residential community. The City of Ft. Lupton was responsible for the development of the golf course, and we are responsible for the development of the surrounding residential lots and certain off-site infrastructure, estimated at $1.2 million. The planned unit development agreement also provides for the rebate of certain development fees, infrastructure fees and storm drainage fees from the City of Ft. Lupton to us, estimated at $1.6 million, as recoupment for the off-site infrastructure.

   Under the planned unit development agreement, we are obligated to secure future payment to the City of Ft. Lupton of pledged golf course enhancement fees of $600,000. These pledged enhancement fees require successor homebuilders to pay the City of Ft. Lupton a $2,000 golf course enhancement fee with the issuance of each building permit. In the event that less than 30 permits are issued per year, we are obligated to pay the balance of $60,000 in assessment fees per year beginning in the year 1998 through the year 2007. We have to date posted a $300,000 letter of credit to secure those referenced enhancement fees and $120,000 has been paid to the city of Ft. Lupton on assessment fees through December 31, 1999. Our current investment in the project is $3.9 million, and presently, Kaufman and Broad Homes of Colorado are building single-family homes in the project's first phase.

   We may obtain a loan from an unaffiliated financial institution for a portion of the future development costs, as needed.

Inflation and Changing Prices

   The consolidated financial statements and related data presented in this document have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as prices of goods and services. We disclose the estimated fair market value of our financial instruments in accordance with Statement of Financial Accounting Standards No. 107. See note 15 to the consolidated financial statements included elsewhere in this document.

Recent Accounting Pronouncements

   In June 1999, the Financial Accounting Standards Board issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This Statement defers the effective date of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities to all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of those items as assets or liabilities in the statement of financial position and measurement at fair value. On March 3, 2000, the Financial Accounting Standards Board issued an exposure draft entitled Accounting for Certain Derivative Instruments and Certain Hedging Activities -an Amendment of FASB Statement No. 133. The Company expects to adopt Statement No. 133 effective January 1, 2001. The impact of Statement No. 133 and any related amendments on the Company's financial position and results of operations has not yet been determined.

Year 2000

   In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We expensed approximately $210,000 during 1999 in connection with remediating our systems, with no significant Year 2000 expenses incurred in the fourth quarter of 1999. We are not aware of any material problems resulting from Year 2000 issues, either with our services, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Forward Looking Statements

   Certain statements contained in this annual report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "predict," "believe," "plan," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this annual report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: third party claims or actions in relation to the ongoing or future bankruptcies filed by persons or entities such as MCA Mortgage Corp. or Harbor Financial Mortgage Corporation; interest rate fluctuations; level of delinquencies; defaults and prepayments; general economic conditions; competition; government regulation; possible future litigation; the actions or inactions of third parties (particularly of third party sources upon whom the Company is relying in connection with Year 2000 issues); unanticipated developments in connection with the design, implementation or completion of the Company's Year 2000 Plan (including, without limitation, the resignation or removal of the Company's Year 2000 Director, or any other key employees responsible for the Year 2000 Plan, or the misrepresentation by a third party source upon whom the Company is dependent as to the status of their Year 2000 readiness, progress or compliance); the risks and uncertainties discussed elsewhere in this annual report and in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2000; and the uncertainties set forth from time to time in the Company's periodic reports, filings and other public statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
   See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management - Risk Sensitive Assets and Liabilities" and Item 1. "Business - Mortgage Bank Activities - Hedging of Servicing Rights."

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
   See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------
   Not Applicable.


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

       None.

  (c)  Exhibits

       See Exhibit Index, beginning on page II-1.

  (d)  Financial Statement Schedules

       None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2000.


                                           Matrix Bancorp, Inc.

                                           By: /s/ Guy A. Gibson
                                              -------------------
                                           Guy A. Gibson
                                           President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                   Title                         Date
        ----------                   -----                         ----


   /s/ Guy A. Gibson       President, Chief Executive          March 30, 2000
   ---------------------   Officer and a Director
      Guy A. Gibson        (Principal Executive Officer)


   /s/Richard V. Schmitz   Chairman of the Board               March 30, 2000
   ---------------------
   Richard V. Schmitz


   /s/ D. Mark Spencer     Vice Chairman and Director          March 30, 2000
   ---------------------
     D. Mark Spencer


   /s/ Thomas M. Piercy    Director                            March 30, 2000
   ---------------------
    Thomas M. Piercy


   /s/ David W. Kloos      Senior Vice President, Chief        March 30, 2000
   ---------------------   Financial Officer and a Director
     David W. Kloos        (Principal Accounting and
                           Financial Officer)



   /s/ Stephen Skiba       Director                            March 30, 2000
   ---------------------
     Stephen Skiba


   /s/ David A. Frank      Director                            March 30, 2000
   ---------------------
     David A. Frank

                               INDEX TO EXHIBITS

    3.1  ///             Amended and Restated Articles of Incorporation of the Registrant (3.1)
    3.2  +               Bylaws, as amended, of the Registrant (3.2)
    4.1  ++              Indenture by and among the Registrant and First Trust National Association, as trustee, relating to 11.50% Senior Notes due 2004 (4.1)
    4.2  +               Specimen certificate for Common Stock of the Registrant (4.1)
    4.3  +@              Amended and Restated 1996 Stock Option Plan (4.2)
    4.4  //@             Employee Stock Purchase Plan, as amended (4.4)
    4.5  +               Form of Common Stock Purchase Warrant by and between the Registrant and Piper Jaffray,
                         Inc. (4.4)
    4.6  +               Form of Common Stock Purchase Warrant by and between the Registrant and Keefe, Bruyette &
                         Woods, Inc. (4.5)
    4.7  %               Indenture by and among the Registrant and State Street Bank and Trust Company, as trustee, relating to the 10% Junior Subordinated Debentures due 2029 (4.7)
    4.8  %               Form of Junior Subordinated Debentures (4.8)
    4.9  %               Certificate of Trust of Matrix Bancorp Capital Trust I (4.9)
   4.10  %               Amended and Restated Trust Agreement of Matrix Bancorp Capital
                         Trust I (4.10)
   4.11  %               Preferred Security Certificate for Matrix Bancorp Capital Trust I (4.11)
   4.12  %               Preferred Securities Guarantee Agreement of the Company relating to the Preferred
                         Securities (4.12)
   4.13  %               Agreement as to the Expenses and Liabilities (4.13)
   10.1  +@              Executive Employment Agreement, dated as of January 1, 1996, by and between the Registrant and David Kloos (10.4)
   10.2  +@              Employment Agreement, dated as of January 1, 1995, between Matrix Capital Bank and Gary
                         Lenzo and as amended January 1, 1996 (10.5)
   10.3  +               Mortgage Loan Purchase and Servicing Agreement, dated as of August 1, 1993, by and between
                         Argo Federal Savings Bank, FSB, and Matrix Financial Services Corporation (10.11)
   10.4  +               Assignment and Assumption Agreement, dated as of June 28, 1996, by and among Mariano C.
                         DeCola, William M. Howdon, R. James Nicholson and Matrix Funding Corp. (10.30)
   10.5  +               Development Management Agreement, dated as of June 28, 1996, by and among Fort Lupton,
                         L.L.C. and Matrix Funding Corp. (10.31)
   10.6  ///             Coyote Creek Planned Unit Development Agreement, dated as of July 1, 1998, by and among
                         Fort Lupton, L.L.C. and Matrix Funding Corp. (10.12)
   10.7  *@              Employment Agreement Addendum of Gary Lenzo, dated December 14, 1999
   10.8  *               Promissory Note, dated as of January 31, 2000, from D. Mark Spencer, as maker, to the
                         Registrant, as payee
   10.9  +               Fort Lupton Golf Course Residential and Planned Unit Development Agreement, dated as of
                         November 28, 1995 (10.36)
  10.10  +               Loan Agreement, dated as of June 21, 1996, by and between Matrix Funding Corporation and
                         The First Security Bank (10.41)
  10.11  +               Loan Agreement, dated July 10, 1992, by and between American Strategic Income Portfolio
                         Inc. and Matrix Financial Services Corporation  (10.45)
  10.12  +               Promissory Note, dated as of July 10, 1992, by Matrix Financial Services Corporation, as
                         maker, to American Strategic Income Portfolio, Inc., as payee (10.46)
  10.13  /               Revolving Subordinated Loan Agreement, dated as of October 18, 1996, by and between Matrix
                         Financial Services Corporation and the Registrant (10.31)
  10.14  **              Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing,
                         dated as of March 25, 1999, between Registrant, as trustor, Sidney N. Mendelsohn, Jr., as trustee, and The Ohio National Life Insurance Company, as beneficiary (10.9)
  10.15  **              Promissory Note Secured by Deed of Trust, dated as of March 25, 1999, between Registrant, as maker, to The Ohio National Life Insurance Company, as holder (10.10)
  10.16  ***             Second Amended and Restated Loan Agreement, dated as of July 30, 1999, by and between
                         Matrix Financial Services Corporation, as borrower, and Bank One, Texas, N.A., as agent, and certain lenders, as lenders (10.1)
  10.17  ***             Second Amended and Restated Guaranty, dated as of July 30, 1999, from the Registrant to
                         Bank One, Texas, N.A., as agent (10.2)
  10.18  /@              Employment Agreement, dated as of February 4, 1997, by and between the Registrant and Paul
                         Skretny (10.38)
  10.19  /               Credit Agreement, dated as of March 12, 1997, by and between Matrix Capital Corporation, as borrower, and Bank One, Texas, N.A., as agent, and certain lenders, as lenders (10.39)

  10.20  /               Guaranty Form, dated as of March 12, 1997, from each of the Registrant's significant subsidiaries to Bank One, Texas, N.A., as agent (10.42)
  10.21  #               Second Amendment to Credit Agreement, dated as of September 23, 1997, between Matrix
                         Capital Corporation, as borrower, and Bank One, Texas, N.A., as agent, and certain lenders, as lenders (10.1)
  10.22  #               Third Amendment to Credit Agreement, dated as of March 12, 1998, between Matrix Capital
                         Corporation, as borrower, and Bank One, Texas, N.A., as agent, and certain lenders, as lenders (10.2)
  10.23  ##              Fourth Amendment to Credit Agreement, dated as of June 29, 1998, between Matrix Capital
                         Corporation, as borrower, and Bank One, Texas, N.A., as agent, and certain lenders, as lenders (10.1)
  10.24  ///             Fifth Amendment to Credit Agreement, dated as of November 12, 1998, between Matrix Capital
                         Corporation, as borrower, and Bank One, Texas, N.A., as agent, and certain lenders, as lenders (10.54)
  10.25  ///             Sixth Amendment to Credit Agreement, dated as of January 29, 1999, between Matrix Capital
                         Corporation, as borrower, and Bank One, Texas, N.A., as agent, and certain lenders, as lenders (10.55)
  10.26  **              Seventh Amendment to Credit Agreement, dated as of June 30, 1999, between Matrix
                         Bancorp, Inc., as borrower, Bank One, Texas, N.A., as existing and resigning agent, and
                         U.S. Bank National Association, as successor agent for lenders (10.1)
  10.27  //              Agreement, dated October 1, 1997, with T. Allen McConnell (10.37)
  10.28  +++             Agreement and Plan of Merger, dated as of March 25, 1998, among Fidelity National
                         Financial, Inc., MCC Merger, Inc. and Matrix Capital Corporation (99.2)
  10.29  ###             Merger Termination Agreement between Matrix Capital Corporation, Fidelity National
                         Financial, Inc., and MCC Merger Sub, Inc., dated August 28, 1998 (10.1)
  10.30  *               Promissory Note, dated as of January 31, 2000, from Thomas P. Cronin, as maker, to the
                         Registrant, as payee
  10.31  *               Promissory Note, dated as of February 7, 2000, from Thomas M. Piercy, as maker, to the
                         Registrant, as payee
  10.32  *               Amendment of Employment Agreement dated as of February 4, 1997, dated as of February 4,
                         2000, by and between Registrant and Paul E. Skretny
     12  *               Statement Re: Computations of Ratios
     21  *               Subsidiaries of the Registrant
     23  *               Consent of Ernst & Young LLP
     27  *               Financial Data Schedule

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

/ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1996, filed by the Registrant with the Commission.

// Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1997, filed by the Registrant with the Commission.

/// Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1998, filed by the Registrant with the Commission.

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

** Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1999, filed by the Registrant with the Commission.

*** Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1999, filed by the Registrant with the Commission.

% Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's registration statement on Form S-1/A (No. 333-79731), filed by the Registrant with the Commission.

@    Management contract or compensatory plan or arrangement.

                            Consolidated Financial Statements

                            Matrix Bancorp, Inc.

                            December 31, 1999

                          Index to Financial Statements




Consolidated Financial Statements of Matrix Bancorp, Inc.

Report of Independent Auditors...............................................F-2
Consolidated Balance Sheets -
   December 31, 1999 and 1998................................................F-3
Consolidated Statements of Income - for the years ended
   December 31, 1999, 1998 and 1997..........................................F-4
Consolidated Statements of Shareholders' Equity - for the
   years ended December 31, 1999, 1998 and 1997..............................F-5
Consolidated Statements of Cash Flows - for the years
   ended December 31, 1999, 1998 and 1997....................................F-6
Notes to Consolidated Financial Statements - December 31, 1999...............F-7

                         Report of Independent Auditors

The Board of Directors and Shareholders of Matrix Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Matrix Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Matrix Bancorp, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Bancorp, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


Phoenix, Arizona
March 20, 2000                                             /s/ Ernst & Young LLP

                              Matrix Bancorp, Inc.

                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                                                 December 31
                                                                                                          1999               1998
                                                                                                       ----------         ----------
ASSETS
Cash                                                                                                   $   13,437         $   18,665
Interest-earning deposits                                                                                  13,172              8,120
Loans held for sale, net                                                                                  977,751            754,226
Loans held for investment, net                                                                            125,764             94,222
Mortgage servicing rights, net                                                                             63,479             57,662
Other receivables                                                                                          44,933             40,018
Federal Home Loan Bank of Dallas stock                                                                     22,414             15,643
Premises and equipment, net                                                                                10,817             10,328
Other assets                                                                                               11,979             13,271
                                                                                                       ----------         ----------
Total assets                                                                                           $1,283,746         $1,012,155
                                                                                                       ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits                                                                                            $  562,194         $  490,516
   Custodial escrow balances                                                                               94,206             96,824
   Drafts payable                                                                                           3,070              5,423
   Payable for purchase of mortgage servicing rights                                                        3,163             12,103
   Federal Home Loan Bank of Dallas borrowings                                                            405,000            168,000
   Borrowed money                                                                                         114,601            178,789
   Guaranteed preferred beneficial interests in company's 10 percent junior
     subordinated debentures                                                                               27,500                 --
   Other liabilities                                                                                       11,756             10,798
   Income taxes payable                                                                                     1,759                348
                                                                                                       ----------         ----------
Total liabilities                                                                                       1,223,249            962,801

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $.0001; authorized 5,000,000 shares; no shares outstanding
   Common stock, par value $.0001; authorized 50,000,000 shares; issued and outstanding 6,759,241 and 6,723,911 shares at December 31, 1999 and 1998,
     respectively                                                                                               1                  1
   Additional paid in capital                                                                              22,780             22,416
   Retained earnings                                                                                       37,716             26,937
                                                                                                       ----------         ----------
Total shareholders' equity                                                                                 60,497             49,354
                                                                                                       ----------         ----------
Total liabilities and shareholders' equity                                                             $1,283,746         $1,012,155
                                                                                                       ==========         ==========


See accompanying notes.

                              Matrix Bancorp, Inc.
                        Consolidated Statements of Income

               (Dollars in thousands except per share information)

                                                                                                Year Ended December 31
                                                                                      1999                1998                1997
                                                                                   ---------           ---------           ---------
Interest income
Loans                                                                                $72,355             $59,452             $31,096
Interest-earning deposits                                                              1,395               1,242               1,053
                                                                                   ---------           ---------           ---------
Total interest income                                                                 73,750              60,694              32,149

Interest expense
Savings and time deposits                                                             15,233              11,789               5,098
Demand and money market deposits                                                       6,356               4,432               3,278
Federal Home Loan Bank of Dallas borrowings                                            9,184               8,554               3,435
Borrowed money                                                                        13,514              11,729               6,450
                                                                                   ---------           ---------           ---------
Total interest expense                                                                44,287              36,504              18,261
                                                                                   ---------           ---------           ---------
Net interest income before provision for loan and valuation losses                    29,463              24,190              13,888
Provision for loan and valuation losses                                                3,180               4,607                 874
                                                                                   ---------           ---------           ---------
Net interest income after provision for loan and valuation losses                     26,283              19,583              13,014

Noninterest income
Loan administration                                                                   23,686              17,411              16,007
Brokerage                                                                              6,156               7,054               3,921
Trust services                                                                         4,840               4,169               3,561
Asset disposition services                                                             3,659               2,036               1,121
Gain on sale of loans                                                                  3,247               3,108               2,441
Gain on sale of mortgage servicing rights                                                363                 803               3,365
Loan origination                                                                       6,218               5,677               4,694
Other                                                                                 12,191               6,487               2,919
                                                                                   ---------           ---------           ---------
Total noninterest income                                                              60,360              46,745              38,029

Noninterest expense
Compensation and employee benefits                                                    29,336              22,194              14,724
Amortization of mortgage servicing rights                                             16,403              10,563               6,521
Occupancy and equipment                                                                3,727               3,059               2,132
Postage and communication                                                              2,688               2,393               1,522
Professional fees                                                                      2,385               1,439                 976
Data processing                                                                        1,688               1,344                 843
Losses related to recourse sales                                                          --                  --               1,237
Other general and administrative                                                      13,359              11,947               9,791
                                                                                   ---------           ---------           ---------
Total noninterest expense                                                             69,586              52,939              37,746
                                                                                   ---------           ---------           ---------
Income before income taxes                                                            17,057              13,389              13,297
Provision for income taxes                                                             6,278               4,876               5,159
                                                                                   ---------           ---------           ---------
Net income                                                                           $10,779              $8,513              $8,138
                                                                                   =========           =========           =========
Net income per common share                                                            $1.60               $1.27               $1.22
                                                                                   =========           =========           =========
Net income per common share - assuming dilution                                        $1.58               $1.24               $1.20
                                                                                   =========           =========           =========
Weighted average common shares                                                     6,728,211           6,704,991           6,681,269
                                                                                   =========           =========           =========
Weighted average common shares - assuming dilution                                 6,833,546           6,881,890           6,781,808
                                                                                   =========           =========           =========


See accompanying notes.

                              Matrix Bancorp, Inc.

                 Consolidated Statements of Shareholders' Equity

                             (Dollars in thousands)

                                                                  Common Stock            Additional
                                                           -------------------------        Paid In         Retained
                                                             Shares          Amount         Capital         Earnings         Total
                                                           ---------       ---------       ---------       ---------       ---------
Balance at December 31, 1996                               6,681,031       $       1       $  21,983       $  10,286       $  32,270
Issuance of stock related to employee
   stock purchase plan and options                            22,849              --             202              --             202
Net income                                                        --              --              --           8,138           8,138
                                                           ---------       ---------       ---------       ---------       ---------
Balance at December 31, 1997                               6,703,880               1          22,185          18,424          40,610
Issuance of stock related to employee
   stock purchase plan and options                            20,031              --             231              --             231
Net income                                                        --              --              --           8,513           8,513
                                                           ---------       ---------       ---------       ---------       ---------
Balance at December 31, 1998                               6,723,911               1          22,416          26,937          49,354
Issuance of stock related to employee
   stock purchase plan and options                            35,330              --             364              --             364
Net income                                                        --              --              --          10,779          10,779
                                                           ---------       ---------       ---------       ---------       ---------
Balance at December 31, 1999                               6,759,241       $       1       $  22,780       $  37,716       $  60,497
                                                           =========       =========       =========       =========       =========


See accompanying notes.

                              Matrix Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                                    Year Ended December 31
                                                                                              1999           1998           1997
                                                                                            ---------      ---------      ---------
Operating activities
Net income                                                                                  $  10,779      $   8,513      $   8,138
Adjustments to reconcile net income to net cash used by
   operating activities:
     Depreciation and amortization                                                              4,424          2,519          1,382
     Provision for loan and valuation losses                                                    3,180          4,607            874
     Amortization of mortgage servicing rights                                                 16,403         10,563          6,521
     Deferred income taxes                                                                       (391)            48             (2)
     Gain on sale of loans                                                                     (3,247)        (3,108)        (2,441)
     Gain on sale of mortgage servicing rights                                                   (363)          (803)        (3,365)
     Losses related to recourse sales                                                              --             --          1,237
     Loans originated for sale, net of loans sold                                              69,722        (76,544)       (18,800)
     Loans purchased for sale                                                                (701,952)      (678,150)      (493,693)
     Proceeds from sale of loans purchased for sale                                           192,722        319,430        198,010
     Originated mortgage servicing rights, net                                                 (1,514)            24           (818)
     Increase in other receivables and other assets                                            (6,796)       (23,743)       (13,279)
     Increase in other liabilities and income taxes payable                                     2,369          1,935          2,668
                                                                                            ---------      ---------      ---------
Net cash used by operating activities                                                        (414,664)      (434,709)      (313,568)

Investing activities
Loans originated and purchased for investment                                                (118,327)       (82,547)       (56,793)
Principal repayments on loans                                                                 303,026        176,520         73,908
Purchase of Federal Home Loan Bank of Dallas stock                                             (6,771)        (6,943)        (5,829)
Purchases of premises and equipment                                                            (2,615)        (3,028)        (2,295)
Hedging of servicing portfolio, net                                                            (3,257)           321            164
Acquisition of mortgage servicing rights                                                      (28,694)       (31,388)       (36,535)
Proceeds from sale of mortgage servicing rights                                                 2,827          5,160         19,817
                                                                                            ---------      ---------      ---------
Net cash provided (used) by investing activities                                              146,189         58,095         (7,563)

Financing activities
Net increase in deposits                                                                       71,678        265,534        134,803
Net (decrease) increase in custodial escrow balances                                           (2,618)        43,064         15,879
Increase in revolving lines and repurchase agreements, net                                    174,334         64,564        137,527
Payments of notes payable                                                                     (31,890)       (64,539)       (34,347)
Proceeds from notes payable                                                                    33,395         85,078         45,148
Proceeds from senior notes, net                                                                    --             --         19,100
Payment of financing arrangements                                                                (117)          (166)          (157)
Payment of subordinated debt                                                                   (2,910)            --             --
Proceeds from junior subordinated debentures                                                   26,063             --             --
Proceeds from issuance of common stock related to employee stock purchase plan
   and options                                                                                    364            231            202
                                                                                            ---------      ---------      ---------
Net cash provided by financing activities                                                     268,299        393,766        318,155
                                                                                            ---------      ---------      ---------
(Decrease) increase in cash and cash equivalents                                                 (176)        17,152         (2,976)
Cash and cash equivalents at beginning of the year                                             26,785          9,633         12,609
                                                                                            ---------      ---------      ---------
Cash and cash equivalents at end of the year                                                $  26,609      $  26,785      $   9,633
                                                                                            =========      =========      =========
Supplemental disclosure of noncash activity
Payable for purchase of mortgage servicing rights                                           $   3,163      $  12,103      $   8,660
                                                                                            =========      =========      =========
Drafts payable                                                                              $   3,070      $   5,423      $   7,506
                                                                                            =========      =========      =========
Supplemental disclosure of cash flow information
Cash paid for interest expense                                                              $  41,139      $  34,547      $  17,379
                                                                                            =========      =========      =========
Cash paid for income taxes                                                                  $   5,248      $   4,664      $   6,019
                                                                                            =========      =========      =========


See accompanying notes.

                              Matrix Bancorp, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1999

1. Organization

Matrix Bancorp, Inc. (Company) is a unitary thrift holding company that, through its subsidiaries, is a diversified financial services company. In December 1998, the Company changed its name to "Matrix Bancorp, Inc." from Matrix Capital Corporation. The Company's operations are conducted primarily through Matrix Capital Bank (Matrix Bank), Matrix Financial Services Corporation (Matrix Financial), United Financial, Inc. (United Financial), United Special Services, Inc. (USS) and Sterling Trust Company (Sterling), all of which are wholly owned.

Matrix Bank, a federally chartered savings and loan association, serves its local communities of Las Cruces, New Mexico and Phoenix, Arizona, by providing personal and business depository services, offering residential loans and providing, on a limited basis, commercial real estate and consumer loans.

The Company's mortgage banking business is primarily conducted through Matrix Financial, and was established with the primary objective of acquiring, originating and servicing residential mortgage loan servicing rights. Servicing mortgage loans involves the contractual right to receive a fee for processing and administering mortgage loan payments. The Company acquires servicing rights primarily in the secondary market as well as through Matrix Financial's wholesale loan origination offices in the Atlanta, Denver, Chicago and Phoenix metropolitan areas.

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

USS provides real estate management and disposition services on foreclosed properties owned by financial services companies and financial institutions.

Sterling's operations, which are located in Texas, consist of a nonbank trust company specializing in the administration of self-directed qualified retirement plans, individual retirement accounts, and custodial and directed trust accounts.

The accounting and reporting policies of the Company and its subsidiaries conform to generally accepted accounting principles and to general practices within the financial services industry. The following is a description of the more significant policies which the Company follows in preparing and presenting its consolidated financial statements.

                              Matrix Bancorp, Inc.

2. Significant Accounting Policies

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

Loans Held for Sale

Loans originated or purchased with the intent for sale in the secondary market are carried at the lower of cost, net of discounts or premiums and a valuation allowance, or estimated market value in the aggregate. Market value is determined using forward sale commitments to permanent investors or current market rates for loans of similar quality and type. Net unrealized losses, if any, would be recognized in a valuation allowance by charges to income. Discounts or premiums on loans held for sale are not accreted or amortized into income on an interest method, however discounts and premiums related to payments of loan principal are recorded in interest income. The loans are primarily secured by one-to-four family residential real estate located throughout the United States.

The Company includes in loans held for sale first mortgage loans which are acquired under several purchase/repurchase facilities. The Company earns interest income on all the facilities and, in the past, occasionally received a profit participation when the loans were subsequently sold which was included in interest income.

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

                              Matrix Bancorp, Inc.

2. Significant Accounting Policies (continued)

Allowance for Loan Losses

The allowance for loan losses is calculated, in part, based on historical loss experience. In addition, management takes into consideration other factors such as any qualitative evaluations of individual classified assets, geographic portfolio concentrations, new products or markets, evaluations of the changes in the historical loss experience component, and projections of this component into the current and future periods based on current knowledge and conditions. After an allowance has been established for the loan portfolio, management establishes an unallocated portion of the allowance for loan losses, which is attributable to factors that cannot be associated with a specific loan or loan portfolio. These factors include general economic conditions, recognition of specific regional geographic concerns, loan type and trends in portfolio growth. Loan losses are charged against the allowance when the probability of collection is considered remote. In the opinion of management, the allowance, when taken as a whole, is adequate to absorb the inherent losses in the current loan portfolio.

The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. The Company evaluates its residential loans collectively due to their homogeneous nature. Accordingly, potential impaired loans of the Company include only commercial loans, real estate construction loans, commercial real estate mortgage loans and direct financing leases classified as nonperforming loans. Impairment allowances are considered by the Company in determining the overall adequacy of the allowance for loan losses. When a loan is identified as "impaired," accrual of interest ceases. The Company had no impaired loans as of or for the years ended December 31, 1999, 1998 and 1997.

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

Mortgage Servicing Rights

The Company recognizes mortgage servicing rights (MSRs) as an asset separate from the underlying originated mortgage loan by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their respective fair values. MSRs are carried at the lower of cost (allocated cost for originated MSRs), less accumulated amortization, or fair value. MSRs are amortized in proportion to and over the period of the estimated future net servicing income.

                              Matrix Bancorp, Inc.

2. Significant Accounting Policies (continued)

The fair value of MSRs is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its MSRs by product type and investor to reflect the predominant risk characteristics. To determine the fair value of MSRs, the Company uses a valuation model that calculates the present value of future cash flows. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income which includes estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. As of December 31, 1999, no valuation allowance was required and the fair value of the aggregate MSRs was approximately $73,400,000.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight line method over the estimated lives of the assets, which range from three to seven years for office furniture, equipment and software and 30 years for buildings.

Foreclosed Real Estate

Real estate acquired through foreclosure, deed in lieu of foreclosure or in judgment is carried at the lower of fair value, minus estimated costs to sell, or the related loan balance at the date of foreclosure. Valuations are periodically performed by management and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its fair value, minus estimated costs to sell. The net carrying value of foreclosed real estate, which is classified in other assets, was $800,000 and $916,000 at December 31, 1999 and 1998, respectively. All of the Company's foreclosed properties relate to residential real estate as of December 31, 1999.

Acquired Real Estate

Costs directly attributable to the acquisition, development, and construction of land development are capitalized. Such costs include preacquisition costs, direct project costs and holding costs. The investment in land development is carried at the lower of cost, which includes capitalized costs, or net realizable value. Net unrealized losses, if any, would be recognized in a valuation allowance. As of December 31, 1999 there was no valuation allowance necessary for the land development.

Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. The subsidiaries are charged for the taxes applicable to their profits calculated on the basis of filing separate income tax returns. Matrix Bank qualifies as a savings and loan association for income tax purposes.

                              Matrix Bancorp, Inc.

2. Significant Accounting Policies (continued)

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

Asset Disposition Services Income

Asset disposition services income represents fees earned related to real estate management and disposition services. Asset disposition services income is recognized when earned.

Gain on Sale of Mortgage Servicing Rights

Gain on sale of MSRs is recognized when substantially all the risks and rewards inherent in owning the MSRs have been transferred to the buyer, and any protection provisions retained by the Company are minor and can be reasonably estimated.

                              Matrix Bancorp, Inc.

2. Significant Accounting Policies (continued)

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

Cash and Cash Equivalents

Cash equivalents, for purposes of the statements of cash flows, consist of cash and interest-earning deposits with banks with original maturities, when purchased, of three months or less.

Hedging of Mortgage Servicing Rights

The Company hedges a segment of its servicing portfolio using exchange-traded futures and options. A change in the market value of the futures contract is deferred and amortized in proportion to and over the period of the estimated future net servicing income of the hedged servicing portfolio. The option premium or cost is amortized ratably over the period of the option. If any of the hedged servicing portfolio is sold, then the realized and unrealized gain or loss from the futures and options attributable to the portion sold is included in the basis of the MSRs sold for purposes of calculating gain or loss on sale. These realized and unrealized hedging gains and losses are considered in the determination of the fair value of the MSRs.

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

                              Matrix Bancorp, Inc.

2. Significant Accounting Policies (continued)

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

Impact of Recently Issued Accounting Standards

In June 1999, the Financial Accounting Standards Board issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This Statement defers the effective date of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities to all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of those items as assets or liabilities in the statement of financial position and measurement at fair value. On March 3, 2000, the Financial Accounting Standards Board issued an exposure draft entitled Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133. The impact of Statement No. 133 and any related amendments on the Company's financial position and results of operations has not yet been determined.

                              Matrix Bancorp, Inc.

2. Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

3. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share, assuming dilution:


                                                                                   Year Ended December 31
                                                                        1999                1998               1997
                                                                 --------------------------------------------------------
                                                                                   (Dollars in thousands)
Numerator:
   Net income available to common shareholders                    $   10,779          $    8,513         $    8,138
                                                                 ========================================================
Denominator:
   Weighted average shares outstanding                             6,728,211           6,704,991          6,681,269
Effect of dilutive securities:
   Common stock options                                               95,899             150,478             89,333
   Common stock warrants                                               9,436              26,421             11,206
                                                                 --------------------------------------------------------
Dilutive potential common shares                                     105,335             176,899            100,539
                                                                 --------------------------------------------------------
Denominator for net income per share, assuming dilution
                                                                   6,833,546           6,881,890          6,781,808
                                                                 ========================================================


                              Matrix Bancorp, Inc.

4. Loans Receivable

Loans Held for Investment

Loans held for investment consist of the following:

                                                                 December 31
                                                              1999        1998
                                                            --------    --------
                                                               (In thousands)
Residential loans                                           $  7,473    $  5,563
Multi-family, commercial real estate, and commercial          76,184      56,130
Construction loans                                            48,819      43,672
Consumer loans and other                                       9,904       9,997
                                                            --------    --------
                                                             142,380     115,362
Less:
Loans in process                                              14,167      18,941
Purchase discounts, net                                          252         212
Unearned fees on consumer loans                                  241         327
Unearned fees on loans (excluding consumer)                      523         524
Allowance for loan losses                                      1,433       1,136
                                                            --------    --------
                                                              16,616      21,140
                                                            --------    --------
                                                            $125,764    $ 94,222
                                                            ========    ========


Activity in the allowance for loan losses is summarized as follows:

                                                   Year Ended December 31
                                              1999          1998          1997
                                            -------       -------       -------
                                                       (In thousands)
Balance at beginning of period              $ 1,136       $   689       $   270
Provision for loan losses                       735         1,178           554
Charge-offs                                    (509)         (789)         (166)
Recoveries                                       71            58            31
                                            -------       -------       -------
Balance at end of period                    $ 1,433       $ 1,136       $   689
                                            =======       =======       =======


Nonaccrual loans in the loans held for investment portfolio totaled approximately $498,000 and $376,000 or 0.4 percent of the total loans held for investment portfolio at December 31, 1999 and 1998.

The Company had commitments to extend credit on consumer, commercial and construction loans of approximately $38,808,000 at December 31, 1999.

                              Matrix Bancorp, Inc.

4. Loans Receivable (continued)

Loans Held for Sale

Loans held for sale consist of the following as of:

                                                              December 31
                                                         1999             1998
                                                      ---------        ---------
                                                            (In thousands)
Residential loans                                     $ 945,095        $ 730,247
Commercial loans, leases and other                       36,911           30,268
                                                      ---------        ---------
                                                        982,006          760,515
Less:
   Purchase (premiums) discounts, net                      (666)           3,715
   Allowance for loan losses                              4,921            2,574
                                                      ---------        ---------
                                                          4,255            6,289
                                                      ---------        ---------
                                                      $ 977,751        $ 754,226
                                                      =========        =========


Included in loans held for sale are approximately $4,517,000 and $49,459,000 at December 31, 1999 and 1998, respectively, of first mortgage loans which the Company has acquired under purchase/repurchase facilities with several parties. The terms of the purchase/repurchase facilities vary with each seller but include provisions which require the seller to repurchase the loans within a defined period of time.

Activity in the valuation allowance is summarized as follows:

                                                    Year Ended December 31
                                                1999         1998         1997
                                              -------      -------      -------
                                                        (In thousands)
Balance at beginning of period                $ 2,574      $ 1,067      $   769
Provision for valuation allowance               2,445        3,429          320
Charge-offs                                       (98)      (1,922)         (22)
                                              -------      -------      -------
Balance at end of period                      $ 4,921      $ 2,574      $ 1,067
                                              =======      =======      =======


Nonaccrual loans related to the loans and direct financing leases held for sale portfolio aggregated approximately $25,143,000 and $12,833,000 at December 31, 1999 and 1998, respectively. Interest income that would have been recorded for all nonaccrual loans was approximately $979,000, $524,000 and $89,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

                              Matrix Bancorp, Inc.

4. Loans Receivable (continued)

In December 1997, the Company sold automobile retail installment contracts including its repossessed assets and the charged-off accounts for $800,000, to an independent third party. The sold installment contracts, repossessed assets and charged-off accounts related to assets which the Company was required to repurchase from a third party pursuant to recourse provisions. The Company received $260,000 in cash and financed the remaining balance, with recourse limited to the assets sold. The Company realized a loss of approximately $54,000 upon the sale. The Company recorded a loss of $1,237,000 in 1997 related to the repurchase and ultimate disposition of the loans and automobiles. No additional losses have been recorded.

5. Premises and Equipment

Premises and equipment consist of the following:

                                                                  December 31
                                                               1999        1998
                                                             -------     -------
                                                                (In thousands)
Land                                                         $   754     $   684
Buildings                                                      4,775       4,486
Leasehold improvements                                           997       1,116
Office furniture and equipment                                 9,384       7,697
Other equipment                                                1,381       1,297
                                                             -------     -------
                                                              17,291      15,280
Less: accumulated depreciation and amortization                6,474       4,952
                                                             -------     -------
                                                             $10,817     $10,328
                                                             =======     =======


Included in occupancy and equipment expense is depreciation and amortization expense of premises and equipment of approximately $2,126,000, $1,712,000 and $1,170,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                              Matrix Bancorp, Inc.

6. Mortgage Servicing Rights

The activity in the MSRs is summarized as follows:

                                                    Year Ended December 31
                                                 1999        1998        1997
                                               --------    --------    --------
                                                        (In thousands)
Balance at beginning of year                   $ 57,662    $ 36,276    $ 23,680
Purchases                                        19,754      34,831      37,151
Originated, net of originated MSRs sold           1,514         (24)        818
Hedging loss (gain)                               3,257        (321)       (164)
Amortization                                    (16,403)    (10,563)     (6,521)
Sales                                            (2,305)     (2,537)    (18,688)
                                               --------    --------    --------
Balance at end of year                         $ 63,479    $ 57,662    $ 36,276
                                               ========    ========    ========


Accumulated amortization of MSRs aggregated approximately $44,869,000 and $26,921,000 at December 31, 1999 and 1998, respectively.

The Company's servicing activity is diversified throughout 50 states with concentrations at December 31, 1999 in California, Texas and Florida of approximately 23.1 percent, 14.1 percent and 8.9 percent, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced. As of December 31, 1999 and 1998, the Company subserviced loans for others of approximately $205,929,000 and $9,900,000, respectively.

The Company's servicing portfolio (excluding subserviced loans) comprised the following:

                                                                 December 31
                                                     1999                          1998
                                            -----------------------       -----------------------
                                                         Principal                     Principal
                                             Number       Balance          Number       Balance
                                            of Loans    Outstanding       of Loans    Outstanding
                                            --------    -----------       --------    -----------
                                                           (Dollars in thousands)
Freddie Mac                                   20,028     $1,334,058         19,227     $1,221,074
Fannie Mae                                    38,779      2,427,053         23,198      1,419,345
GNMA                                          11,720        558,086         17,552        838,081
VA, FHA, conventional and other loans         20,032      1,570,518         18,369      1,879,229
                                            --------    -----------       --------    -----------
                                              90,559     $5,889,715         78,346     $5,357,729
                                            ========    ===========       ========    ===========


                              Matrix Bancorp, Inc.

6. Mortgage Servicing Rights (continued)

The Company's custodial escrow balances shown in the accompanying consolidated balance sheets at December 31, 1999 and 1998 pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company of approximately $94,045,000 and $95,657,000, respectively. The Company also has custodial accounts on deposit from other mortgage companies aggregating approximately $161,000 and $1,167,000 at December 31, 1999 and 1998, respectively. The Companies custodial accounts are maintained at Matrix Bank in noninterest-bearing accounts. The balance of the custodial accounts fluctuate from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

7. Deposits

Deposit account balances are summarized as follows:

                                                                                December 31
                                            ----------------------------------------------------------------------------------------
                                                          1999                                           1998
                                            ----------------------------------------------------------------------------------------
                                                                             Weighted                                       Weighted
                                                                              Average                                        Average
                                             Amount            Percent          Rate        Amount            Percent          Rate
                                            --------           -------          ----       --------           -------          ----
                                                                              (Dollars in thousands)
Passbook accounts                           $  2,793              0.50%         3.48%      $  2,830              0.58%         3.58%
NOW accounts                                  42,787              7.61          1.33         42,178              8.60          1.63
Money market accounts                        141,641             25.19          3.04        170,957             34.85          3.13
                                            --------           -------          ----       --------           -------          ----
                                             187,221             33.30          2.72        215,965             44.03          2.84
Certificate accounts                         374,973             66.70          5.27        274,551             55.97          5.52
                                            --------           -------          ----       --------           -------          ----
                                            $562,194            100.00%         4.12%      $490,516            100.00%         4.37%
                                            ========           =======          ====       ========           =======          ====


Included in NOW accounts are noninterest-bearing accounts of $21,178,000 and $22,672,000 for the years ended December 31, 1999 and 1998, respectively.

                              Matrix Bancorp, Inc.

7. Deposits (continued)

Contractual maturities of certificate accounts as of December 31, 1999:

                                   Under 12          12 to 36         36 to 60
                                    months            months           months
                            ----------------------------------------------------
                                               (In thousands)
3.00-3.99%                        $    845           $    --           $   --
4.00-4.99%                          37,570             1,363              133
5.00-5.99%                         262,613            11,351            7,514
6.00-6.99%                          44,551             8,796              110
7.00-7.99%                             127                --               --
                            ----------------------------------------------------
                                  $345,706           $21,510           $7,757
                            ====================================================


Approximately $133,589,000 and $137,043,000 of assets under administration by Sterling are included in NOW and money market accounts as of December 31, 1999 and 1998, respectively. Included in certificate accounts is $221,510,000 and $148,676,000 of brokered deposits as of December 31, 1999 and 1998, respectively. Additionally, included in money market accounts is approximately $1,130,000 and $47,078,000 from a title company as of December 31, 1999 and 1998, respectively.

Interest expense on deposits is summarized as follows:

                                                    Year Ended December 31
                                               1999          1998          1997
                                             -------       -------       -------
                                                        (In thousands)
Passbook accounts                            $    96       $   102       $   113
NOW accounts                                     600           522           795
Money market                                   5,756         3,910         2,483
Certificates of deposit                       15,137        11,687         4,985
                                             -------       -------       -------
                                             $21,589       $16,221       $ 8,376
                                             =======       =======       =======


The aggregate amount of deposit accounts with a balance greater than $100,000 (excluding brokered deposits) was approximately $13,873,000 and $17,622,000 at December 31, 1999 and 1998, respectively.

                              Matrix Bancorp, Inc.

8. Borrowed Money and Guaranteed Preferred Beneficial Interests
Borrowed money and guaranteed preferred beneficial interests are summarized as follows:

                                                                                                        December 31
                                                                                                    1999           1998
                                                                                                  --------       --------
                                                                                                      (In thousands)
Revolving Lines
$120,000,000 revolving warehouse loan agreement with banks, secured by mortgage loans held for sale, interest at federal funds rate plus 0.85-1.50 percent
   (6.58 percent average rate at December 31, 1999); $94,136,000 available at
   December 31, 1999.
                                                                                                  $ 25,864       $ 72,157
$10,000,000 working capital facility with banks secured by mortgage loans held for sale, MSRs, eligible servicing advance receivables and eligible delinquent mortgage receivables; interest at federal funds rate plus 1.5 percent (6.80 percent at December 31, 1999); $9,459,000 available at December
   31, 1999.                                                                                           541          4,479

$10,000,000  revolving line of credit with a third party financial  institution, secured by common stock of Matrix Bank;  interest due monthly at prime;
   $8,200,000  available at December 31, 1999.                                                       1,800         10,300
                                                                                                  --------       --------
Total revolving lines                                                                               28,205         86,936

Term Notes Payable

$45,000,000 servicing acquisition loan agreement with a bank, secured by MSRs, due at the earlier of the maturity of the MSRs or amortized over five to six years from the date of the borrowing through June 30, 2005; interest at federal funds rate plus 2 percent (7.30 percent at December 31, 1999);
   $15,060,000 available at December 31, 1999.                                                      28,088         26,974

Senior notes,  interest at 11.50  percent  payable  semiannually,  unsecured and
   maturing September 30, 2004.                                                                     20,000         20,000

Senior subordinated  notes,  interest at 14 percent payable  semiannually, unsecured and maturing July 2002,  with mandatory  redemptions of $727,500 on
   each of July 15, 1999, 2000 and 2001.                                                                --          2,910

$10,000,000  note  payable to a third party  financial  institution  (revised bank stock loan) due in quarterly installments of $357,431, plus interest, through June 30, 2001, collateralized by the common stock of Matrix Bank;
   interest at prime.                                                                                9,286          7,893

Notes  payable to banks,  secured by a deeds of trust on real  estate,  interest
   at prime plus 1 percent.                                                                             --          1,715

Notes  payable  to an  insurance  company,  secured  by a deed of trust  on real
   estate, interest at 7.10 percent.                                                                   982             --


                              Matrix Bancorp, Inc.

8. Borrowed Money and Guaranteed Preferred Beneficial Interests (continued)

                                                                                                        December 31
                                                                                                    1999           1998
                                                                                                  --------       --------
                                                                                                      (In thousands)
Other                                                                                             $  1,026       $  1,296
                                                                                                  --------       --------
Total term notes                                                                                    59,382         60,788

Other

Agreements with a bank to sell mortgage loans and direct financing leases originated by the Company under agreements to repurchase. The agreement can be terminated upon 90 days written notice by either party; interest at the higher of the prime rate or note rate on the loans and 8 percent on direct lease financing. Total commitment is at the option of the bank. Increases are
   at the discretion of the bank.                                                                   11,545         15,067


Financing agreement with a bank, secured by Ft. Lupton Subordinated Series 1996
   A1 revenue anticipation warrants, interest revolves and is due based on the
   semi-annual bonds payments, unpaid principal due at bond maturity.                                  800            800

MSR financing,  collateralized  by MSRs with unpaid principal  balances of
   $31,300,000 at December 31, 1999.                                                                   239            356

Agreement with bank to finance direct financing  leases to charter  schools, interest is at 7 percent and can be terminated  at any time by either  party.
   Total  commitment amount is at the option of the bank.                                               --          1,125

Financing agreement, collateralized by direct financing leases, interest variable                   14,430         13,717
                                                                                                  --------       --------
Total other                                                                                         27,014         31,065
                                                                                                  --------       --------
Total borrowed money                                                                              $114,601       $178,789
                                                                                                  ========       ========

Guaranteed preferred beneficial interests in Company's 10 percent junior subordinated debentures payable quarterly, unsecured and maturing September
   30, 2029.                                                                                      $ 27,500       $     --
                                                                                                  ========       ========


                              Matrix Bancorp, Inc.

8. Borrowed Money and Guaranteed Preferred Beneficial Interests (continued)

As of December 31, 1999 the maturities of term notes payable during the next five years and thereafter are as follows:

                                   (In thousands)

        2000                          $ 5,641
        2001                           13,568
        2002                            5,720
        2003                            5,728
        2004                            5,745
        Thereafter                     22,980
                                   --------------
                                      $59,382
                                   ==============


The Company must comply with certain financial and other covenants related to the foregoing debt agreements including, among other things, the maintenance of specific ratios, net worth and other amounts as defined in the credit agreements limiting the Company's ability to declare dividends (and its subsidiaries) or incur additional debt, and establishes requirements to maintain certain capital levels in certain subsidiaries. These covenants include requirements for the Company to maintain consolidated tangible capital of not less than $54,400,000, maintain adjusted debt to shareholders' equity of less than 4:1 and maintain the requirements necessary such that Matrix Bank will not be classified as other than "well capitalized," as defined. At December 31, 1999, the Company was in compliance with these covenants.

The credit facility agreement for the $120,000,000 warehouse loan agreement, the $10,000,000 working capital loan agreement and the $45,000,000 servicing acquisition loan agreement requires Matrix Financial to maintain, among other things, (i) total shareholder's equity of at least $13,000,000 plus 90 percent of capital contributed after January 1, 1999, plus 90 percent of cumulative quarterly net income, (ii) adjusted net worth, as defined, of at least $27,000,000, (iii) an owned servicing portfolio of at least $3,000,000,000 and total servicing of $4,250,000,000, (iv) principal debt of term line borrowings of no more than the lesser of 70 percent of the appraised value of the mortgage servicing portfolio or 1.25 percent of the unpaid principal balance of the mortgage servicing portfolio, (v) a ratio of total adjusted debt to adjusted tangible net worth of no more than eight to one, (vi) a ratio of cash flow to current maturities of long-term debt and any capital leases of at least 1.3 to 1.0, (vii) a ratio of outstanding term-line borrowings outstanding to adjusted net worth of no more than 2.0 to 1.0 and (viii) principal debt of working capital borrowings and term line borrowings of no more than the lesser of 95 percent of the appraised value of the mortgage servicing portfolio or 1.25 percent of the unpaid principal balance of the mortgage servicing portfolio.
At December 31, 1999, Matrix Financial was in compliance with these covenants.

                              Matrix Bancorp, Inc.

8. Borrowed Money and Guaranteed Preferred Beneficial Interests (continued)

Direct Financing Leases Financing Agreement

During 1999 and 1998, the Company placed tax-exempt direct financing leases it originated to charter schools into several grantor trusts (Trusts). The Trusts then issued Class "A" Certificates and Class "B" Certificates, with the Class "A" Certificates being sold under a private placement at a price of par.

The "A" Certificates are guaranteed by a letter of credit issued by the Guarantor, which is a third party investment bank (Investment Bank) and the underlying leases. The "A" Certificates' interest rate may be determined weekly, monthly or for a term for up to one year. The interest rate and the term of the interest rate are determined by the Remarking Agent, which is also the Investment Bank. Generally, the Trusts are short-term in nature with an average life of one year or less.

The "B" Certificates are owned in part by the Company and in part by the Investment Bank. The interest rate paid on the "A" Certificates and the "B" Certificates owned by the Investment Bank is considered the Company's financing cost. The approximate cost of the financing at December 31, 1999 and 1998 was
7.63 percent and 6.88 percent, respectively. The interest that the Company receives through its part ownership of the "B" Certificates is tax-exempt.

Although the Investment Bank acts as Guarantor to the "A" Certificates, the Company provides full recourse to the Investment Bank in all cases of loss or default. Due to the nature of the recourse and the ability of the "A" Certificate holders to put the certificates to the Trusts, the transactions have been treated as a financing.

Guaranteed Preferred Beneficial Interests in Company's 10 Percent Junior
     Subordinated Debentures

On July 30, 1999, Matrix Bancorp Capital Trust I (MBC Trust), a Delaware business trust formed by the Company, completed the sale of $27,500,000 of 10 percent preferred securities. The MBC Trust also issued common securities to the Company and used the net proceeds from the offering to purchase $28,600,000 in principal amount of 10 percent junior subordinated debentures of the Company due September 30, 2029. The junior subordinated debentures are the sole assets of MBC Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. Total expenses associated with the offering of approximately $1,500,000 are included in other assets and are being amortized on a straight-line basis over the life of the junior subordinated debentures.

The preferred securities accrue and pay distributions quarterly at an annual rate of 10 percent of the stated liquidation amount of $25 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of MBC Trust under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by MBC Trust.

                              Matrix Bancorp, Inc.

8. Borrowed Money and Guaranteed Preferred Beneficial Interests (continued)

The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part on or after September 30, 2004, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

9. Federal Home Loan Bank of Dallas Borrowings

Federal Home Loan Bank of Dallas (FHLB) borrowings aggregated $405,000,000 and $168,000,000 at December 31, 1999 and 1998, respectively. Advances of $303,500,000 bear interest at rates which adjust daily and are based on the mortgage repo rate. Advances of $100,000,000 and $47,000,000 at December 31, 1999 and 1998, respectively, were borrowed under a Short Option Advance (SOA) Agreement with the FHLB. These SOA borrowings have a term of ten years, but are callable by the FHLB beginning after a six month or one year lock-out period depending on the particular SOA borrowing. After the expiration of the lock-out period, the SOA borrowings are callable at three month intervals. If the FHLB exercises its call option on a SOA borrowing, the FHLB is required to offer replacement funding to the Company at a market rate of interest for the remaining term of the SOA borrowing. Additionally, under the terms of the SOA Agreement, the Company is not permitted to prepay or otherwise retire a callable SOA borrowing prior to the final maturity date. At December 31, 1999, the interest rates on the SOA borrowings ranged from 4.90 percent to 5.63 percent and their possible call dates varied from January 14, 2000 to December 26, 2000. At December 31, 1998, the interest rates on the SOA borrowings ranged from 4.85 percent to 4.94 percent and their possible call dates varied from January 15, 1999 to April 14, 1999. Advances of $1,500,000 at December 31, 1999 were borrowed under a fixed term and rate. These advances are at a rate of 5.84 percent and mature on June 2, 2014. All advances are secured by first mortgage loans of Matrix Bank and all of its FHLB stock.

In 1999, Matrix Bank was placed on full blanket status, which requires Matrix Bank to place loan collateral at the FHLB. As of December 31, 1999, Matrix Bank had available unused borrowings from the FHLB for advances of approximately $67,500,000.

                              Matrix Bancorp, Inc.

10. Income Taxes

The income tax provision consists of the following:

                                                 Year Ended December 31
                                         1999             1998            1997
                                       ----------------------------------------
                                                    (In thousands)
Current
   Federal                             $ 5,340          $ 3,837         $ 4,108
   State                                 1,329              991           1,053
Deferred
   Federal                                (341)              42              (2)
   State                                   (50)               6              --
                                       -------          -------         -------
                                       $ 6,278          $ 4,876         $ 5,159
                                       =======          =======         =======


A reconciliation of the provision for income taxes with the expected income taxes based on the statutory federal income tax rate follows:

                                                   Year Ended December 31
                                              1999          1998          1997
                                            -----------------------------------
                                                      (In thousands)
Expected income tax provision               $ 5,799       $ 4,552       $ 4,521
Effect of federal tax brackets                   52            13            --
State income taxes                              827           660           694
Other                                          (400)         (349)          (56)
                                            -------       -------       -------
                                            $ 6,278       $ 4,876       $ 5,159
                                            =======       =======       =======


Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes shown below.

                                                               December 31
                                                          1999             1998
                                                         -----------------------
                                                              (In thousands)
Deferred tax assets:
Allowance for losses                                     $2,713           $1,383
Discounts and premiums                                      141              144
Deferred fees                                             1,145              718
Delinquent interest                                         287              215
Other                                                        --               30
                                                         ------           ------
Total deferred tax assets                                 4,286            2,490


                              Matrix Bancorp, Inc.

10. Income Taxes (continued)

                                                              December 31
                                                          1999            1998
                                                        -------         -------
                                                              (In thousands)
Deferred tax liabilities:
Gain on sale of loans                                   $(1,436)        $  (931)
Amortization of servicing rights                         (1,814)         (1,025)
Depreciation                                               (539)           (526)
Other                                                       (98)             --
                                                        -------         -------
Total deferred tax liabilities                           (3,887)         (2,482)
                                                        -------         -------
Net deferred tax asset                                  $   399         $     8
                                                        =======         =======


11. Regulatory

The Company is a unitary thrift holding company and, as such, is subject to the regulation, examination and supervision of the Office of Thrift Supervision
(OTS).

Matrix Bank is also subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, actions by regulators that, if undertaken, could have a direct material effect on Matrix Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Matrix Bank must meet specific capital guidelines that involve quantitative measures of Matrix Bank's assets, liabilities and certain off balance sheet items as calculated under regulatory accounting practices. Matrix Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Matrix Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to total assets (as defined). Management believes, as of December 31, 1999 and 1998, that Matrix Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification from the OTS categorized Matrix Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Matrix Bank must maintain minimum total risk-based, Tier I risk based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institution's category.

                              Matrix Bancorp, Inc.

11. Regulatory (continued)

                                                                                                    To Be Well
                                                                                                 Capitalized Under
                                                                         For Capital             Prompt Corrective
                                                   Actual             Adequacy Purposes          Action Provisions
                                            -----------------       ---------------------      --------------------
                                             Amount     Ratio         Amount        Ratio        Amount       Ratio
                                            -------     -----       ---------       -----      ---------     ------
                                                                     (Dollars in thousands)
    As of December 31, 1999
       Total Capital
        (to Risk Weighted Assets)           $70,236      10.5%      =>$53,397       =>8.0%     =>$66,746     =>10.0%
       Core Capital
       (to Adjusted Tangible Assets)         65,987       5.8        =>45,548       =>4.0       =>56,935      =>5.0
        Tier I Capital
       (to Risk Weighted Assets)             65,987       9.9             N/A                   =>40,048      =>6.0
    As of December 31, 1998
       Total Capital
        (to Risk Weighted Assets)            54,148      11.7        =>36,938       =>8.0       =>46,173     =>10.0
       Core Capital
       (to Adjusted Tangible Assets)         51,163       6.2        =>32,828       =>4.0       =>41,035      =>5.0
        Tier I Capital
       (to Risk Weighted Assets)             51,163      11.1             N/A                   =>27,704      =>6.0


The various federal banking statutes to which Matrix Bank is subject also include other limitations regarding the nature of the transactions in which it can engage or assets it may hold or liabilities it may incur.

Matrix Bank is required to maintain vault cash or balances with the Federal Reserve Bank of Dallas in a noninterest-earning account based on a percentage of deposit liabilities. Such balances averaged $14,720,000 and $9,632,000 in 1999 and 1998, respectively.

Matrix Bank is required by Federal regulations to maintain a minimum level of liquid assets of 4 percent. Matrix Bank exceeded the Federal requirement at December 31, 1999 and 1998, respectively.

Matrix Financial is subject to examination by various regulatory agencies involved in the mortgage banking industry. Each regulatory agency requires the maintenance of a certain amount of net worth, the most restrictive of which required $5,104,000 at December 31, 1999 and $3,089,000 at December 31, 1998.

Sterling, a Texas trust company, is generally required to maintain minimum restricted capital of at least $1,000,000, and may be required to maintain additional capital if the Texas Banking Commissioner determines that it is necessary to protect the safety and soundness of Sterling. At December 31, 1999, Sterling was in compliance with all capital requirements under Texas law.

                              Matrix Bancorp, Inc.

12. Shareholders' Equity

Common Stock

The authorized common stock of the Company consists of 50,000,000 shares with a par value of $.0001 per share. There were 6,759,241, 6,723,911 and 6,703,880 shares of common stock outstanding at December 31, 1999, 1998 and 1997, respectively. Holders of common stock are entitled to receive dividends when, and if, declared by the board of directors. Each share of common stock entitles the holders thereof to one vote and cumulative voting is not permitted.

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

                              Matrix Bancorp, Inc.

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

Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.4 percent, 5.4 percent and 5.7 percent; a dividend yield of zero percent; volatility factors of the expected market price of the Company's common stock of .56, .39 and .38, and a weighted-average expected life of the option of four years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                Year Ended December 31
                                             1999        1998        1997
                                       --------------------------------------
                                       (Dollars in thousands except per share
                                                      data)
Pro forma net income                      $10,462     $ 8,256     $ 7,960
Pro forma earnings per share:
   Basic                                     1.55        1.23        1.19
   Diluted                                   1.53        1.20        1.17


                              Matrix Bancorp, Inc.

12. Shareholders' Equity (continued)

A summary of the Company's stock option activity and related information for the three years ended December 31, 1999 is as follows:

                                                                         Year Ended December 31
                                                  1999                            1998                             1997
                                     -----------------------------------------------------------------------------------------------
                                                        Weighted                        Weighted                    Weighted Average
                                                        Average                         Average                      Exercise Price
                                          Options    Exercise Price       Options    Exercise Price       Options
                                     -----------------------------------------------------------------------------------------------
Outstanding, beginning of year            387,700       $ 10.90           330,150       $ 10.55           209,100       $  8.15
Granted                                    55,500         12.34            63,000         12.96           149,500         14.12
Exercised                                  (6,100)        12.36            (1,725)        12.25            (2,100)        10.00
Forfeited                                  (5,500)        12.32            (3,725)        14.00           (26,350)        11.93
                                     ---------------                 ---------------                 ---------------
Outstanding, end of year                  431,600       $ 11.07           387,700       $ 10.90           330,150       $ 10.55
                                     ===============                 ===============                 ===============

Exercisable at end of year                226,150       $  9.70           167,350       $  8.49           117,700       $  6.75

Weighted average fair value of
   options granted during the year         $ 7.68                          $ 6.03                          $ 6.67


Options outstanding at December 31, 1999 have exercise prices ranging from $5.13 to $26.50 per share, with a weighted average exercise price of $11.07 per share, as outlined in the following table:

                                             Weighted              Weighted                                   Weighted
    Range of            Number of             Average               Average                Number of           Average
    Exercise             Options          Exercise Price           Remaining                Options        Exercise Price
     Prices            Outstanding           Per Share          Contractual Life          Exercisable         Per Share
------------------- ------------------ --------------------- ----------------------- ------------------ ----------------------
     $ 5.13               79,500             $ 5.13                  5.00                     79,500            $ 5.13
       8.13               25,000               8.13                  8.79                      5,000              8.13
      10.00              107,600              10.00                  6.79                     75,300             10.00
   11.50-13.88           120,000              12.89                  8.10                     27,200             13.40
   14.25-17.25            96,500              15.18                  7.60                     36,150             15.16
      26.50                3,000              26.50                  8.33                      3,000             26.50
                    ------------------ --------------------- ----------------------- ------------------ ----------------------
                         431,600             $11.07                  7.13                    226,150            $ 9.70
                    ================== ===================== ======================= ================== ======================


Restricted Net Assets

As a result of the regulatory requirements and debt covenants, substantially all of the net assets of the Company are restricted at December 31, 1999 and 1998.

                              Matrix Bancorp, Inc.

12. Shareholders' Equity (continued)

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

Employee Stock Purchase Plan

In September 1996, the board of directors and shareholders adopted the Matrix Bancorp, Inc. Employee Stock Purchase Plan (Purchase Plan) and reserved 125,000 shares of common stock (ESPP Shares) for issuance thereunder. The Purchase Plan became effective upon consummation of the initial public offering. The price at which ESPP Shares are sold under the Purchase Plan is 85 percent of the lower of the fair market value per share of common stock on the enrollment or the purchase date. As of December 31, 1999, there were 56,715 ESPP Shares available for future issuance.

13. Commitments, Contingencies and Related Party Transactions

Leases

The Company leases office space and certain equipment under noncancelable operating leases. Annual amounts due under the office and equipment leases as of December 31, 1999 are approximately as follows:

                           (In thousands)
        2000                   $1,280
        2001                    1,359
        2002                    1,308
        2003                      937
        2004                      798
                          ----------------
                               $5,682
                          ================


Total rent expense aggregated approximately $1,327,000, $955,000 and $631,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                              Matrix Bancorp, Inc.

13. Commitments, Contingencies and Related Party Transactions (continued)

Hedging of Pipeline

In the ordinary course of business, the Company makes commitments to originate residential mortgage loans (Pipeline) and holds originated loans until delivery to an investor. Inherent in this business is a risk associated with changes in interest rates and the resulting change in the market value of the Pipeline and funded loans. The Company mitigates this risk through the use of mandatory and nonmandatory forward commitments to sell loans. At December 31, 1999, the Company had $41,178,000 in Pipeline and funded loans offset with mandatory forward commitments of $35,127,000 and nonmandatory forward commitments of $3,690,000. At December 31, 1998, the Company had $133,724,000 in Pipeline and funded loans offset with mandatory forward commitments of $110,006,000 and nonmandatory forward commitments of $10,057,000. The inherent value of the forward commitments is considered in the determination of the lower of cost or market for the Pipeline and funded loans.

Hedging of MSRs

Ownership of MSRs exposes the Company to impairment of its value in certain interest rate environments. The incidence of prepayment of a mortgage loan increases during periods of declining interest rates as the homeowner seeks to refinance the loan to a lower interest rate. If the level of prepayment on segments of the Company's mortgage servicing portfolio achieves a level higher than projected by the Company for an extended period of time, then an impairment in the associated basis in the MSRs may occur. To mitigate this risk of impairment due to declining interest rates, the Company hedged a segment of its mortgage servicing portfolio beginning in September 1997. As of December 31, 1999, the Company had identified and hedged approximately $604 million of its mortgage servicing portfolio using a program of exchange-traded futures and options.

At December 31, 1999, the Company had the following open positions:

                                                                                                                  Unrecognized
                                                   Expiration             Open Positions           Notional      (Loss) Gain on
                                                      Date              (No. of Contracts)          Amount       Open Positions
                                                  ------------------------------------------------------------------------------
Ten year Treasury Note futures                    March 2000                    63                $6,300,000        $(120,094)
Ten year Treasury Note put options                February 2000                 60                 6,000,000         (118,672)
Ten year Treasury Note call options               February 2000                 45                 4,500,000            2,813


At December 31, 1999 the net realized deferred losses and the unrealized deferred losses of the open positions was approximately $2,605,000.

                              Matrix Bancorp, Inc.

13. Commitments, Contingencies and Related Party Transactions (continued)

Land Development Commitment

In June 1996, the Company purchased 154 acres of land for $1,300,000 in cash for the purpose of developing residential and multi-family lots in Ft. Lupton, Colorado. As part of the acquisition, the Company entered into a Planned Unit Development Agreement (Development Agreement) with the City of Ft. Lupton
(City). The Development Agreement is a residential and golf course Development Agreement providing for the orderly planning, engineering and development of a golf course and surrounding residential community. The City was responsible for the development of the golf course and the Company is responsible for the development of the surrounding residential lots and certain offsite infrastructure (estimated at $1,210,000 as of December 31, 1999). The Development Agreement also provides for the rebate of certain development fees, infrastructure fees and storm drainage fees from the City to the Company (estimated at $1,633,000 as of December 31, 1999).

The Development Agreement sets forth a mandatory obligation on the part of the Company to secure future payment to the City of pledged Golf Course Enhancement Fees of $600,000. These pledged Enhancement Fees require successor homebuilders to pay the City a $2,000 fee with the issuance of each building permit. In the event that less than thirty (30) permits are issued per year, the Company is obligated to pay the balance of $60,000 in assessment fees per year beginning in the year 1998 through the year 2007. The Company has, to date, posted a $300,000 letter of credit to secure those referenced Enhancement Fees and $120,000 has been paid to the City in assessment fees through December 31, 1999.

As of December 31, 1999 and 1998, the Company has included in its basis in the development $242,000 and $197,000, respectively, in capitalized interest costs. At December 31, 1999 and 1998, the total basis of the land development is $3,926,000 and $4,055,000, respectively, and is classified in other assets in the accompanying consolidated balance sheets.

Financing Agreement

In 1996, the Company purchased $800,000 of City of Fort Lupton Subordinated Series 1996 A1 revenue anticipation warrants, with a current interest rate of
12.75 percent and due December 15, 2015. The warrants are classified as other receivables in the accompanying consolidated balance sheets. The Company entered into an agreement with a bank to sell the warrants, subject to certain repurchase obligations resulting from the bank's annual remarketing of the bonds, with a revolving interest rate. The Company entered into a letter of credit agreement for $825,000 to guarantee its repurchase obligation.

                              Matrix Bancorp, Inc.

13. Commitments, Contingencies and Related Party Transactions (continued)

Contingencies

The Company is a defendant is a lawsuit that was commenced on or about May 23, 1997 in which the plaintiff-buyer sought damages of approximately $3,000,000, alleging that the Company, as broker for the seller, made false representations regarding the GNMA certification of certain mortgage pools the servicing rights of which were offered for sale in a written offering. The plaintiff further alleges that it relied on the Company's representations in purchasing the servicing rights from the seller. Trial was conducted during the week of July 12, 1998. The jury returned a verdict in favor of the Company on four counts and in favor of the plaintiff on one count and awarded the plaintiff $75,000. On July 31, 1998, the plaintiff filed a motion requesting that the court render a verdict in place of the jury's verdict, or alternatively, that the court order a new trial. On November 6, 1998, the court denied the plaintiff's motion. Plaintiff appealed the court's ruling and on March 22, 2000, the appeals court affirmed the trial court's decision. Plaintiff has approximately 14 days to ask for a re-hearing by the appeals court. No assurances can be given that an adverse judgment of a material amount will not ultimately be rendered or that any such judgment would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

The Company has been named defendant in an action which commenced on or about February 7, 1999. The plaintiff alleges that the Company, as seller of certain mortgage loans to the plaintiff, breached a representation and warranty given to the plaintiff by the Company under the purchase agreement relating to such loans. The action relates to approximately $700,000 in principal amount of mortgage loans and the plaintiff has requested that the Company be required to repurchase the loans and/or pay an unspecified amount of money damages. The Company believes that it has defenses to this lawsuit. However, no assurances can be given that an adverse judgment will not ultimately be rendered or that any adverse judgment would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

On September 24, 1999, the Company commenced a lawsuit against two defendants, one of whom is an entity that the Company purchased loans from (Seller) and the other is the administrative agent for a consortium of lenders (Agent) to Seller under Seller's warehouse facility that was entered into between the lenders and Seller in late May of 1999. On October 14, 1999, Seller and several affiliated entities (collectively referred to as "Seller") each filed voluntary petitions under Chapter 11 of the Bankruptcy Code, which resulted in this lawsuit being moved to the United States Bankruptcy Court for the Northern District of Texas. The Seller's bankruptcy proceedings were subsequently converted to Chapter 7, and a permanent Chapter 7 Trustee has been appointed. The lawsuit primarily seeks a declaration from the court of the rights of the parties in and to certain Department of Housing and Urban Development (HUD) insurance/guaranty proceeds relating to several pools of FHA/VA mortgage loans (approximately $120,000,000 in principal amount as of December 31, 1999) purchased from Seller by the Company prior to the date of the new warehouse facility. In its answer and counterclaim, Agent alleges prior rights in and to such HUD insurance/guaranty proceeds and has claimed that the Company has converted such proceeds. The Company believes it has defenses to the counterclaim of Agent and that it will be able to establish to the satisfaction of the court that it is entitled to such HUD insurance/guaranty proceeds. Nevertheless, there can be no assurance that the court will rule in favor of the Company or that the result of such lawsuit will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

                              Matrix Bancorp, Inc.

13. Commitments, Contingencies and Related Party Transactions (continued)

In addition, as of December 31, 1999, the Company had purchased approximately $2,000,000 in servicing receivables from Seller. Approximately $1,000,000 of the servicing receivables should have been remitted to the Company by one payee on or about September 10, 1999. The payee acknowledged that the funds were due, but decided to hold the funds for an undetermined period without giving a specific reason for doing so. As a result, the Company brought suit against the payee for the funds in Texas state court. As a result of the Seller bankruptcy proceedings, the lawsuit has been removed to the United States Bankruptcy Court for the Northern District of Texas. The Company is also pursuing funds owed by another payee for the servicing receivables as well, however, the Company has not filed suit against the second payee for such funds. The Company believes it is entitled to collect these receivables from both payees; however, no assurance can be given that these receivables will in fact be collected.

The Company has been named as a defendant in a lawsuit, in which the Company served as custodian for the self-directed IRAs of thirty-five of sixty-nine plaintiffs. The plaintiffs claim to have lost a total of approximately $12,000,000 as a result of the various defendants' activity, including the broker and brokerage firm which allegedly recommended to the plaintiffs how to invest their IRA funds. We believe that the Company processed each customer's investment directions accurately and appropriately disclosed to each plaintiff who was a customer of ours that the Company, acting in its capacity as custodian of a self-directed IRA, has no responsibility for a customer's investment decision. The broker in question is deceased, his estate apparently worthless and the brokerage firm is in receivership. We believe that we have adequate defenses to this matter and intend to defend ourselves vigorously, but there can be no assurances that we will prevail, or that any adverse judgment will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. The trial for this matter began on February 29, 2000.

The Company has been named defendant in an adversary proceeding in the United States Bankruptcy Court for the Central District of California, which arises out of bankruptcy proceedings. We believe the debtor in the bankruptcy proceedings, when in business, was affiliated with another entity of a similar name (affiliated entity). The Company sold approximately $2,000,000 of sub-prime auto loans to the affiliated entity several years ago. The Chapter 7 trustee is alleging preference and/or fraudulent transfer regarding the sale, because the money may have come from the debtor. The Company believes that it has defenses to this lawsuit. However, no assurances can be given that an adverse judgment will not ultimately be rendered or that any adverse judgment would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

The Company and its subsidiaries are parties to various other litigation matters, in most cases involving ordinary and routine claims incidental to the business of the Company. The ultimate legal and financial liability of the Company, if any, with respect to the foregoing litigation cannot be estimated with certainty. We believe that we have adequate defenses to these matters and intend to defend ourselves vigorously, but there can be no assurances that we will prevail or that any adverse judgment on these or the other matters referenced above will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

                              Matrix Bancorp, Inc.

13. Commitments, Contingencies and Related Party Transactions (continued)

Related Party Transactions

At December 31, 1999, the Company had unsecured loan receivables from an executive officer and a shareholder of $67,000 and approximately $80,000, respectively, which all bear interest at the prime rate and are renewable at the Company's option. Due dates on the loan receivables are as follows: $67,000 due January 31, 2001 and approximately $80,000 due January 31, 2001.

The Company occupies office space under a lease agreement expiring June 30, 2001, at a monthly rental payment of $13,553, in which four officers of subsidiaries of the Company own an equity interest in the lessor.

14. Defined Contribution Plan

The Company has a 401(k) defined contribution plan (Plan) covering all employees who have elected to participate in the Plan. Each participant may make pretax contributions to the Plan up to 15 percent of such participant's earnings with a maximum of $10,000 in 1999. The Company makes a matching contribution of 25 percent of the participant's total contribution. Matching contributions made by the Company vest over six years. The cost of the plan approximated $211,000, $162,000 and $116,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

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

Commitments to originate or purchase mortgage loans amounted to approximately $10,663,000 at December 31, 1999. The Company plans to fund the commitments in its normal commitment period. The Company evaluates each customer's creditworthiness on a case-by-case basis.

The Company's credit risks comprised the outstanding loans held for sale and loans held for investment as shown in the consolidated balance sheets. The loans are located throughout the United States and are collateralized primarily by a first mortgage on the property.

                              Matrix Bancorp, Inc.

15. Financial Instruments (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair value of financial instruments are as follows:

                                                                                   December 31
                                                                        1999                          1998
                                                               -------------------------- ---------------------------
                                                               Carrying         Fair          Carrying         Fair
                                                                Amount          Value          Amount          Value
                                                               ------------------------------------------------------
                                                                                  (In thousands)
    Financial assets:
       Cash                                                    $ 13,437       $ 13,437        $ 18,665       $ 18,665
       Interest-earning deposits                                 13,172         13,172           8,120          8,120
       Loans held for sale, net                                 977,751        982,525         754,226        758,279
       Loans held for investment, net                           125,764        126,937          94,222         94,476
       Federal Home Loan Bank of Dallas stock                    22,414         22,414          15,643         15,643
    Financial liabilities:
       Deposits                                                 562,194        563,473         490,516        492,003
       Custodial escrow balances                                 94,206         94,206          96,824         96,824
       Drafts payable                                             3,070          3,070           5,423          5,423
       Payable for purchase of MSRs                               3,163          3,163          12,103         12,103
       Federal Home Loan Bank of Dallas borrowings
                                                                405,000        405,067         168,000        171,544
       Borrowed money and guaranteed preferred beneficial
         interests                                              142,101        142,101         178,789        178,789


The following methods and assumptions were used by the Company in estimating the fair value of the financial instruments:

The carrying amounts reported in the balance sheet for cash, interest-earnings deposits, FHLB stock, drafts payable, payable for purchase of MSRs, and borrowed money approximate those assets' and liabilities' fair values.

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

The fair value disclosed for FHLB borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on FHLB borrowings.

                              Matrix Bancorp, Inc.

15. Financial Instruments (continued)

The fair value disclosed for demand deposits (e.g., interest and noninterest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected periodic maturities on time deposits. The component commonly referred to as deposit base intangible, was not estimated at December 31, 1999 and 1998 and is not considered in the fair value amount. The fair value disclosed for custodial escrow balances liabilities (noninterest checking) is, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).

16. Parent Company Condensed Financial Information

Condensed financial information of Matrix Bancorp, Inc. (Parent) is as follows:

                                                                                      December 31
                                                                                 1999             1998
                                                                               --------         --------
Condensed Balance Sheets                                                             (In thousands)
Assets:
   Cash                                                                        $      2         $    158
   Other receivables                                                              1,801              105
   Premises and equipment, net                                                    2,254            2,393
   Other assets                                                                   2,693            1,601
   Investment in and advances to subsidiaries                                   117,290           88,791
                                                                               --------         --------
Total assets                                                                   $124,040         $ 93,048
                                                                               ========         ========
Liabilities and shareholders' equity:
   Borrowed money and guaranteed preferred beneficial interests (a)            $ 59,568         $ 42,275
   Other liabilities                                                              3,975            1,419
                                                                               --------         --------
Total liabilities                                                                63,543           43,694
Shareholders' equity:
   Common stock                                                                       1                1
   Additional paid in capital                                                    22,780           22,416
   Retained earnings                                                             37,716           26,937
                                                                               --------         --------
Total shareholders' equity                                                       60,497           49,354
                                                                               --------         --------
Total liabilities and shareholders' equity                                     $124,040         $ 93,048
                                                                               ========         ========


(a) The Parent's debt is set forth below. The Parent also guarantees the revolving warehouse and servicing acquisition loan agreements and the financing related to the direct financing leases to charter schools. See
     Note 8 for additional information regarding the debt.

                              Matrix Bancorp, Inc.

16. Parent Company Condensed Financial Information (continued)

                                                            December 31
                                                       1999             1998
                                                     -------          -------
                                                          (In thousands)
Revolving line of credit                             $ 1,800          $10,300
Senior subordinated notes                                 --            2,910
Bank stock loan                                        9,286            7,893
Note payable to a bank secured by real estate            982              870
Notes payable secured by MSRs                             --              302
Senior notes                                          20,000           20,000
Guaranteed preferred beneficial interests             27,500                -
                                                     -------          -------
Total                                                $59,568          $42,275
                                                     =======          =======


As of December 31, 1999, the maturities of term notes payable during the next five years and thereafter are as follows:

                        (In thousands)
2000                         $ 1,454
2001                           7,882
2002                              28
2003                              30
2004                              33
Thereafter                    20,841
                     ---------------------
                             $30,268
                     =====================


                              Matrix Bancorp, Inc.

16. Parent Company Condensed Financial Information (continued)

                                                                               Year Ended December 31
                                                                         1999            1998           1997
                                                                       -------         -------        -------
                                                                                   (In thousands)
        Condensed Statements of Income
        Income:
           Interest income on loans                                    $ 1,257         $    17        $   118
           Other                                                           616             463            352
                                                                       -------         -------        -------
        Total income                                                     1,873             480            470

        Expenses:
           Compensation and employee benefits                            2,628           2,412          1,700
           Occupancy and equipment                                         718             600            333
           Interest on borrowed money                                    5,521           3,601          1,593
           Professional fees                                               400             295            279
           Other general and administrative                              1,948           1,416          1,353
                                                                       -------         -------        -------
        Total expenses                                                  11,215           8,324          5,258
                                                                       -------         -------        -------
        Loss before income taxes and equity income of
           subsidiaries                                                 (9,342)         (7,844)        (4,788)

        Income taxes (a)                                                    --              --             --
                                                                       -------         -------        -------
        Loss before equity income of subsidiaries                       (9,342)         (7,844)        (4,788)
        Equity income of subsidiaries                                   20,121          16,357         12,926
                                                                       -------         -------        -------
        Net income                                                     $10,779         $ 8,513        $ 8,138
                                                                       =======         =======        =======


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

                              Matrix Bancorp, Inc.

16. Parent Company Condensed Financial Information (continued)

                                                                                         Year Ended December 31
                                                                                  1999           1998            1997
                                                                                --------       --------        --------
                                                                                            (In thousands)
Condensed Statements of Cash Flows Cash flows from operating activities:
   Net income                                                                   $ 10,779       $  8,513        $  8,138
   Adjustments to reconcile net income to net cash used by operating activities:
       Equity income of subsidiaries                                             (20,121)       (16,357)        (12,926)
       Dividends from subsidiaries                                                11,468          4,534           2,916
       Depreciation and amortization                                                 763            281             192
       Increase in other liabilities                                               2,556            169             864
       (Increase) decrease in other receivables and other assets                  (1,754)           945            (701)
                                                                                --------       --------        --------
Net cash provided (used) by operating activities                                   3,691         (1,915)         (1,517)

Investing activities:
   Purchases of premises and equipment                                              (221)          (964)           (168)
   Investment in and advances to subsidiaries                                    (19,846)       (14,926)        (15,833)
                                                                                --------       --------        --------
Net cash used by investing activities                                            (20,067)       (15,890)        (16,001)

Financing activities:
   Payments of notes payable and revolving line of credit                        (30,007)       (14,774)         (7,870)
   Proceeds from notes payable and revolving line of credit                       19,800         31,047           7,500
   Proceeds from senior notes, net                                                    --             --          19,100
   Proceeds from junior subordinated debentures                                   26,063             --              --
   Proceeds from issuance of common stock                                            364            231             202
                                                                                --------       --------        --------
Net cash provided by financing activities                                         16,220         16,504          18,932
                                                                                --------       --------        --------
(Decrease) increase in cash                                                         (156)        (1,301)          1,414
Cash at beginning of year                                                            158          1,459              45
                                                                                --------       --------        --------
Cash at end of year                                                             $      2       $    158        $  1,459
                                                                                ========       ========        ========


                              Matrix Bancorp, Inc.

17. Selected Quarterly Financial Data (Unaudited)

                                                  1999                                             1998
                               ---------------------------------------------    ---------------------------------------------
                                Fourth      Third       Second      First          Fourth      Third      Second      First
                                Quarter     Quarter     Quarter     Quarter        Quarter     Quarter    Quarter     Quarter
                               ----------  ---------- ----------   ---------     ----------   ---------  ---------   --------
                                                      (Dollars in thousands, except per share data)
Operations
Net interest income after
   provision for loan and
   valuation losses            $    6,847  $    6,454 $    6,429   $   6,553     $    4,326   $   6,445  $   4,973   $   3,839
Noninterest income                 15,383      15,085     15,686      14,206         13,154      11,326     11,346      10,919
Noninterest expense                17,820      17,091     17,816      16,859         15,273      13,802     12,630      11,234
                               ----------  ---------- ----------   ---------     ----------   ---------  ---------   ---------
Income before income taxes          4,410       4,448      4,299       3,900          2,207       3,969      3,689       3,524
Income taxes                        1,712       1,662      1,509       1,395            762       1,432      1,343       1,339
                               ----------  ---------- ----------   ---------     ----------   ---------  ---------   ---------
Net income                     $    2,698  $    2,786 $    2,790   $   2,505     $    1,445    $  2,537  $   2,346    $  2,185
                               ==========  ========== ==========   =========     ============ =========  =========   =========

Net Income Per Share Data
Basic                          $      .40  $      .41 $      .41   $     .37     $      .22   $     .38  $    .35    $     .33
                               ==========  ========== ==========   =========     ============ =========  =========   =========
Diluted                        $      .40  $      .41 $      .41   $     .37     $      .21   $     .37  $    .34    $     .32
                               ==========  ========== ==========   =========     ============ =========  =========   =========

Balance Sheet
Total assets                   $1,283,746  $1,059,815 $1,034,699   $ 996,519     $1,012,155   $ 929,607  $ 834,657   $ 698,517
Total loans, net                1,103,515     887,032    835,960     803,002        848,448     753,464    696,358     573,586
Shareholders' equity               60,497      57,500     54,714      51,869         49,354      47,699     45,158      42,797


18. Transactions with MCA Mortgage Corporation

During recent years, the Company entered into several purchase transactions with MCA Mortgage Corporation (MCA), a Michigan-based mortgage banking entity. At December 31, 1998, the Company was carrying approximately $5,000,000 of residential mortgage loans on its balance sheet that were purchased from MCA on a servicing retained basis. The Company also had an outstanding receivable relating to brokerage and consulting services provided to MCA. In January 1999, the Company learned that MCA was closing its operations. Additionally, in February 1999, the Company learned that MCA had declared bankruptcy and it appeared likely that some of the loans purchased by the Company had been sold multiple times or pledged multiple times as security for repayment of various credit facilities. The Company also discovered that there appeared to be servicing issues relating to some of the purchased loans. The servicing issues consisted of instances in which loans owned by the Company and serviced by MCA had previously paid off, but for which MCA had continued to remit monthly principal and interest, rather than the payoff proceeds. As a result of the above MCA issues, the Company recorded a provision for valuation losses of approximately $2,200,000 as of December 31, 1998. Additionally, the Company wrote off approximately $100,000 of accounts receivable and accrued interest relating to MCA as of December 31, 1998. No additional losses were incurred in 1999 related to MCA.

                              Matrix Bancorp, Inc.

19. Transactions with Harbor Financial Mortgage Corporation

During the last two years, the Company entered into several transactions with Harbor Financial Mortgage Corporation and its wholly owned subsidiary New America Financial Inc. (collectively "Harbor"). The transactions included the purchase of nonperforming FHA/VA loans, servicing retained, on a scheduled/actual remittance; the purchase of performing residential mortgage loans including sub-prime loans, servicing retained, on a scheduled/scheduled remittance with full recourse; the acquisition of mortgage servicing rights; and the purchase of receivables related to servicing sales by Harbor to third parties.

In July 1999, the Company's monthly remittance related to the above transactions were shorted approximately $5,900,000. The Company purchased loans from Harbor in lieu of the payment of the remittance shortfall. Based on management's estimates, the Company will collect sufficient value from the loans to cover the remittance shortfall. In October 1999, within 90 days of the July transaction, Harbor filed bankruptcy. Due to the timing of the bankruptcy, the Harbor trustee may attempt to challenge the July purchase under his avoidance powers pursuant to applicable bankruptcy laws. If challenged, the Company feels that it has defenses to the avoidance claims.

As of December 31, 1999, the Company owned and serviced approximately $120,000,000 of nonperforming FHA/VA loans, $25,000,000 of residential loans, and $2,000,000 of servicing receivables. See additional information regarding this matter in Note 13, beginning with the Company's lawsuit commenced on September 24, 1999.

20. Segments of the Company and Related Information

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

                              Matrix Bancorp, Inc.

20. Segments of the Company and Related Information (continued)

For the years ended December 31:

                                                                                        Servicing
                                                    Traditional         Mortgage      Brokerage and
                                                      Banking            Banking        Consulting      All Others             Total
                                                      -------            -------        ----------      ----------             -----
                                                                                      (In thousands)
1999
Revenues from external customers:
   Interest income                                $    66,057       $     4,433       $        --      $     3,260       $    73,750
   Noninterest income                                  13,903            24,779             9,662           12,016            60,360

Intersegment revenues                                     (68)            2,782               861            3,183             6,758

Interest expense                                       30,812             6,572                 1            6,902            44,287

Depreciation/amortization                               3,691            13,498               216            1,125            18,530

Segment profit (loss)                                  29,047            (4,529)            3,871          (11,332)           17,057

Segment assets (a)                                  1,138,650            93,252             1,803           67,086         1,300,791
1998
Revenues from external customers:
   Interest income                                     52,445             8,227                --               22            60,694
   Noninterest income                                   7,603            22,017             9,993            7,132            46,745

Intersegment revenues                                    (133)              991               501            1,665             3,024

Interest expense                                       24,972             7,895                 1            3,636            36,504

Depreciation/amortization                               1,516            10,334               227            1,005            13,082

Segment profit (loss)                                  21,470            (4,725)            4,119           (7,475)           13,389

Segment assets (a)                                    821,448           181,398             3,143           28,304         1,034,293
1997
Revenues from external customers:
   Interest income                                     27,313             4,664                --              172            32,149
   Noninterest income                                   6,410            21,623             4,283            5,713            38,029

Intersegment revenues                                      33             1,213               230            1,141             2,617

Interest expense                                       11,812             4,781                 1            1,667            18,261

Depreciation/amortization                               1,344             5,835               214              510             7,903

Segment profit (loss)                                  10,290             6,269             1,393           (4,655)           13,297

Segment assets (a)                                    486,857           111,064             1,225           24,759           623,905


(a) See reconciliation to total consolidated assets in the following table.

                              Matrix Bancorp, Inc.

20. Segments of the Company and Related Information (continued)

                                                                            1999               1998              1997
                                                                     ------------------ ----------------- -----------------
Revenues for year ended December 31
Interest income for reportable segments                                   $   70,490         $   60,672        $   31,977
Noninterest income for reportable segments                                    48,344             39,613            32,316
Intersegment revenues for reportable segments                                  3,575              1,359             1,476
Other revenues                                                                18,459              8,819             7,026
Elimination of intersegment revenues                                          (6,758)            (3,024)           (2,617)
                                                                     ------------------ ----------------- -----------------
Total consolidated revenues                                               $  134,110         $  107,439        $   70,178
                                                                     ================== ================= =================

Profit for year ended December 31
Total profit for reportable segments                                      $   28,389         $   20,864        $   17,952
Other loss                                                                   (11,047)            (7,367)           (4,531)
Adjustment to intersegment loss in consolidation                                (285)              (108)             (124)
                                                                     ------------------ ----------------- -----------------
Income before income taxes                                                $   17,057         $   13,389        $   13,297
                                                                     ================== ================= =================

Assets as of December 31
Total assets for reportable segments                                      $1,233,705         $1,005,989        $  599,146
Other assets                                                                  67,086             28,304            24,759
Elimination of intercompany receivables                                      (16,689)           (21,905)          (17,200)
Other eliminations                                                              (356)              (233)             (124)
                                                                     ------------------ ----------------- -----------------
Total consolidated assets                                                 $1,283,746         $1,012,155        $  606,581
                                                                     ================== ================= =================

Other Significant Items for the year ended
   December 31
Depreciation/amortization expense:
   Segment totals                                                         $   17,405         $   12,077        $    7,393
   Adjustments                                                                 1,125              1,005               510
                                                                     ------------------ ----------------- -----------------
Consolidated totals                                                       $   18,530         $   13,082        $    7,903
                                                                     ================== ================= =================

Interest expense:
   Segment totals                                                         $   37,385         $   32,868        $    6,594
   Adjustments                                                                 6,902              3,636             1,667
                                                                     ------------------ ----------------- -----------------
Consolidated totals                                                       $   44,287         $   36,504        $   18,261
                                                                     ================== ================= =================
