Form 10-Q
period 2000-03-31
MATRIX BANCORP INC
filed 2000-05-15
CIK 944725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on May 8, 2000 was 6,759,741 shares.

                               TABLE OF CONTENTS




                        PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets
            March 31, 2000 (unaudited) and December 31, 1999...................3

          Condensed Consolidated Statements of Income
            Quarters ended March 31, 2000 and 1999 (unaudited).................4

          Condensed Consolidated Statements of Changes in Shareholders'Equity
            Quarters ended March 31, 2000 and 1999 (unaudited).................5

          Condensed Consolidated Statements of Cash Flows
            Quarters ended March 31, 2000 and 1999 (unaudited).................6

          Notes to Unaudited Condensed Consolidated Financial Statements.......7

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................11


                          PART II - Other Information

ITEM 1    Legal Proceedings...................................................18

ITEM 6    Exhibits and Reports on Form 8-K....................................19

SIGNATURES....................................................................20

                        Part I - Financial Information

Item 1.   Financial Statements

                             Matrix Bancorp, Inc.
                     Condensed Consolidated Balance Sheets
                            (dollars in thousands)

                                                                                     March 31,             December 31,
                                                                                       2000                    1999
                                                                               -------------------     -------------------
Assets                                                                              (unaudited)
Cash......................................................................     $            13,786     $            13,437
Interest-earning deposits.................................................                  21,472                  13,172
Mortgage-backed securities held for sale..................................                  27,235                       -
Loans held for sale, net..................................................                 942,246                 977,751
Loans held for investment, net............................................                 145,924                 125,764
Mortgage servicing rights, net............................................                  58,500                  63,479
Other receivables.........................................................                  47,706                  44,933
Federal Home Loan Bank of Dallas stock....................................                  22,756                  22,414
Premises and equipment, net...............................................                   9,726                  10,817
Other assets..............................................................                  13,242                  11,979
                                                                               -------------------     -------------------
Total assets..............................................................     $         1,302,593     $         1,283,746
                                                                               ===================     ===================


Liabilities and shareholders' equity
Liabilities:
   Deposits...............................................................     $           582,801     $           562,194
   Custodial escrow balances..............................................                  86,733                  94,206
   Drafts payable.........................................................                   7,381                   3,070
   Payable for purchase of mortgage servicing rights......................                   2,457                   3,163
   Federal Home Loan Bank of Dallas borrowings............................                 396,684                 405,000
   Borrowed money.........................................................                 122,826                 114,601
   Guaranteed preferred beneficial interests in company's 10% junior
      subordinated debentures.............................................                  27,500                  27,500
   Other liabilities......................................................                  12,637                  11,756
   Income taxes payable...................................................                   1,523                   1,759
                                                                               -------------------     -------------------
Total liabilities.........................................................               1,240,542               1,223,249

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $.0001; authorized 5,000,000 shares; no shares outstanding..................................................
   Common stock, par value $.0001; authorized 50,000,000 shares; issue and
      outstanding 6,759,741 and 6,759,241 at March 31, 2000 and December                         1                       1
      31, 1999, respectively..............................................
   Additional paid in capital.............................................                  22,785                  22,780
   Retained earnings......................................................                  39,265                  37,716
                                                                               -------------------     -------------------

Total shareholders' equity................................................                  62,051                  60,497
                                                                               -------------------     -------------------
Total liabilities and shareholders' equity................................     $         1,302,593     $         1,283,746
                                                                               ===================     ===================

See accompanying notes.

                             Matrix Bancorp, Inc.
                  Condensed Consolidated Statements of Income
              (dollars in thousands except per share information)
                                  (unaudited)

                                                                                                       Quarter Ended
                                                                                                         March 31,
                                                                                                    2000          1999
                                                                                                -----------   -----------
Interest income
Loans and mortgage-backed securities.........................................................   $    21,904   $    17,238
Interest-earning deposits....................................................................           661           367
                                                                                                -----------   -----------
Total interest income........................................................................        22,565        17,605

Interest expense
Deposits.....................................................................................         6,655         5,195
Borrowed money...............................................................................         9,192         5,182
                                                                                                -----------   -----------
Total interest expense.......................................................................        15,847        10,377
                                                                                                -----------   -----------
Net interest income before provision for loan and valuation losses...........................         6,718         7,228
Provision for loan and valuation losses......................................................           685           675
                                                                                                -----------   -----------
Net interest income after provision for loan and valuation losses............................         6,033         6,553

Noninterest income
Loan administration..........................................................................         6,303         5,293
Brokerage....................................................................................           866         1,672
Trust services...............................................................................         1,260         1,279
Real estate disposition services.............................................................         1,088           784
Gain on sale of loans........................................................................           864           532
Loan origination.............................................................................         1,169         1,954
Other........................................................................................         1,890         2,692
                                                                                                -----------   -----------
Total noninterest income.....................................................................        13,440        14,206

Noninterest expense
Compensation and employee benefits...........................................................         7,978         6,869
Amortization of mortgage servicing rights....................................................         2,444         4,726
Occupancy and equipment......................................................................         1,078           838
Postage and communication....................................................................           713           669
Professional fees............................................................................         1,334           300
Data processing..............................................................................           552           326
Other general and administrative.............................................................         2,861         3,131
                                                                                                -----------   -----------
Total noninterest expense....................................................................        16,960        16,859
                                                                                                -----------   -----------
Income before income taxes...................................................................         2,513         3,900
Provision for income taxes...................................................................           964         1,395
                                                                                                -----------   -----------
Net income...................................................................................   $     1,549   $     2,505
                                                                                                ===========   ===========
Net income per share.........................................................................   $       .23   $       .37
                                                                                                ===========   ===========
Net income per share assuming dilution.......................................................   $       .23   $       .37
                                                                                                ===========   ===========
Weighted average shares......................................................................     6,759,516     6,724,693
                                                                                                ===========   ===========
Weighted average shares assuming dilution....................................................     6,818,941     6,848,571
                                                                                                ===========   ===========

See accompanying notes.

                             Matrix Bancorp, Inc.
           Condensed Consolidated Statements of Shareholders' Equity
                            (dollars in thousands)
                                  (unaudited)



                                           Common Stock          Additional
                                     ------------------------     Paid In       Retained
                                         Shares       Amount      Capital       Earnings     Total
                                     -------------   --------   ------------   ----------   --------
Quarter ended March 31, 2000
-----------------------------------
Balance at December 31, 1999.......      6,759,241   $      1   $     22,780   $   37,716   $ 60,497
Exercise of stock options..........            500          -              5            -          5
Net income.........................              -          -              -        1,549      1,549
                                     -------------   --------   ------------   ----------   --------
Balance at March 31, 2000..........      6,759,741   $      1   $     22,785   $   39,265   $ 62,051
                                     =============   ========   ============   ==========   ========

Quarter ended March 31, 1999
-----------------------------------
Balance at December 31, 1998.......      6,723,911   $      1   $     22,416   $   26,937   $ 49,354
Exercise of stock options..........          1,000          -             10            -         10
Net income.........................              -          -              -        2,505      2,505
                                     -------------   --------   ------------   ----------   --------
Balance at March 31, 1999..........      6,724,911   $      1   $     22,426   $   29,442   $ 51,869
                                     =============   ========   ============   ==========   ========

See accompanying notes.

                             Matrix Bancorp, Inc.
                Condensed Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                                                                                     Quarter Ended
                                                                                                       March 31,
                                                                                              2000                    1999
                                                                                        ---------------         ---------------
Operating activities
Net income.........................................................................     $         1,549         $         2,505
Adjustments to reconcile net income to net cash used by operating activities:
 Depreciation and amortization.....................................................                 646                   1,351
 Provision for loan and valuation losses...........................................                 685                     675
 Amortization of mortgage servicing rights.........................................               2,444                   4,726
 Gain on sale of loans.............................................................                (864)                   (532)
 Gain on sale of equipment.........................................................                (336)                      -
 Loans originated for sale, net of loans sold......................................             (18,203)                 29,181
 Loans purchased for sale..........................................................             (90,493)                (25,016)
 Proceeds from sale of loans purchased for sale....................................              77,024                  40,041
 Originated mortgage servicing rights, net.........................................               2,877                    (465)
 Increase in other receivables and other assets....................................              (2,486)                (21,643)
 Increase (decrease) in other liabilities and income taxes payable.................                 645                  (2,296)
                                                                                        ---------------         ---------------
Net cash (used) provided by operating activities...................................             (26,512)                 28,527

Investing activities
Loans originated and purchased for investment......................................             (37,467)                (20,202)
Principal repayments on loans......................................................              60,084                  17,267
Purchase of Federal Home Loan Bank of Dallas stock.................................                (342)                   (212)
Purchases of premises and equipment................................................                (587)                   (880)
Proceeds from sale of equipment....................................................               1,473                       -
Acquisition of mortgage servicing rights...........................................                (939)                (16,185)
Proceeds from sale of mortgage servicing rights....................................                   -                     161
Hedging of servicing portfolio, net................................................                (109)                 (1,303)
                                                                                        ---------------         ---------------
Net cash provided (used) by investing activities...................................              22,113                 (21,354)

Financing activities
Net increase in deposits...........................................................              20,607                  53,438
Net (decrease) increase in custodial escrow balances...............................              (7,473)                  1,442
Increase (decrease) in revolving lines and repurchase agreements, net..............               4,521                 (77,550)
Payment of notes payable...........................................................              (4,590)                (12,965)
Proceeds from notes payable........................................................                   -                  26,619
Payment of financing arrangements..................................................                 (22)                    (44)
Proceeds from issuance of common stock related to employee stock option plan.......                   5                      10
                                                                                        ---------------         ---------------
Net cash provided (used) by financing activities...................................              13,048                  (9,050)
                                                                                        ---------------         ---------------
Increase (decrease) in cash and cash equivalents...................................               8,649                  (1,877)
Cash and cash equivalents at beginning of period...................................              26,609                  26,785
                                                                                        ---------------         ---------------
Cash and cash equivalents at end of period.........................................     $        35,258         $        24,908
                                                                                        ===============         ===============
Supplemental disclosure of noncash activity
Payable for purchase of mortgage servicing rights..................................     $         2,457         $         9,469
                                                                                        ===============         ===============
Drafts payable.....................................................................     $         7,381         $         2,080
                                                                                        ===============         ===============
Supplemental disclosure of cash flow information
Cash paid for interest expense.....................................................     $        15,973         $        11,910
                                                                                        ===============         ===============
Cash paid for income taxes.........................................................     $         1,199         $             -
                                                                                        ===============         ===============

See accompanying notes.

                             Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2000
                                  (unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Matrix Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes hereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No.
133. This Statement defers the effective date of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of those items as assets or liabilities in the statement of financial position and measurement at fair value. On March 3, 2000, the Financial Accounting Standards Board issued an exposure draft entitled Accounting for Certain Derivative Instruments and
Certain Hedging Activities - an Amendment of FASB Statement No. 133.    The
impact of Statement No. 133 and any related amendments on the Company's financial position and results of operations has not yet been determined.

2.   Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:

                                                                                 Quarter Ended March 31,
                                                                               2000                    1999
                                                                      -------------------     -------------------
                                                                                 (dollars in thousands)
Numerator:
     Net income available to common shareholders.................     $             1,549     $             2,505
                                                                      ===================     ===================

Denominator:
     Weighted average shares outstanding.........................               6,759,516               6,724,693
     Effect of dilutive securities:..............................
          Common stock options...................................                  59,425                 109,424
          Common stock warrants..................................                       -                  14,454
                                                                      -------------------     -------------------
     Dilutive potential common shares............................                  59,425                 123,878
                                                                      -------------------     -------------------
     Denominator for net income per share assuming dilution......               6,818,941               6,848,571
                                                                      ===================     ===================

                             Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2000
                                  (unaudited)

3.   Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

                                                            Quarter Ended             Year Ended
                                                              March 31,              December 31,
                                                                2000                     1999
                                                        -------------------      -------------------
                                                                       (in thousands)
Balance at beginning of period......................    $            63,479      $            57,662
Purchases...........................................                    233                   19,754
Originated, net.....................................                 (2,877)                   1,514
Hedging loss........................................                    109                    3,257
Amortization........................................                 (2,444)                 (16,403)
Sales...............................................                      -                   (2,305)
                                                        -------------------      -------------------
Balance at end of period............................    $            58,500      $            63,479
                                                        ===================      ===================

Accumulated amortization of mortgage servicing rights aggregated approximately $47.1 million and $45.3 million at March 31, 2000 and December 31, 1999, respectively. The Company's servicing portfolio (excluding subserviced loans) was comprised of the following:

                                                     March 31, 2000                          December 31, 1999
                                          ------------------------------------     -------------------------------------
                                                                  Principal                                 Principal
                                               Number              Balance              Number               Balance
                                              of Loans           Outstanding           of Loans            Outstanding
                                          --------------     -----------------     ---------------     -----------------
                                                                      (dollars in thousands)
Freddie Mac...............................        17,281     $       1,065,072              20,028     $       1,334,058
Fannie Mae................................        37,383             2,290,154              38,779             2,427,053
GNMA......................................        10,988               507,302              11,720               558,086
VA, FHA, conventional and other loans.....        20,556             1,604,218              20,032             1,570,518
                                          --------------     -----------------     ---------------     -----------------
                                                  86,208     $       5,466,746              90,559     $       5,889,715
                                          ==============     =================     ===============     =================

The Company's custodial escrow balances shown in the accompanying condensed consolidated balance sheets at March 31, 2000 and December 31, 1999 pertain to escrowed payments of taxes and insurance and the float on principal and interest payments on loans serviced by the Company.

                             Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2000
                                  (unaudited)

4.   Deposits

Deposit account balances are summarized as follows:

                                         March 31, 2000                                     December 31, 1999
                           -------------------------------------------           --------------------------------------
                                                           Weighted                                          Weighted
                                                           Average                                           Average
                               Amount       Percent         Rate                  Amount     Percent          Rate
                           --------------  ---------    --------------           ---------  ---------    --------------
                                                                 (dollars in thousands)
Passbook accounts.......   $        2,931       0.50%             3.39%          $   2,793       0.50%             3.48%
NOW accounts............           49,659       8.52              1.08              42,787       7.61              1.33
Money market accounts...          135,167      23.20              2.34             141,641      25.19              3.04
                           --------------  ---------    --------------           ---------  ---------    --------------
                                  187,757      32.22              2.03             187,221      33.30              2.72
Certificate accounts....          395,044      67.78              5.86             374,973      66.70              5.27
                           --------------  ---------    --------------           ---------  ---------    --------------
                           $      582,801     100.00%             4.60%          $ 562,194     100.00%             4.12%
                           ==============  =========    ==============           =========  =========    ==============


At March 31, 2000 and December 31, 1999, brokered deposits accounted for approximately $221.9 million and $221.5 million, respectively, of the total certificate accounts shown above.

5. Guaranteed Preferred Beneficial Interests in Company's 10% Junior Subordinated Debentures

On July 30, 1999, Matrix Bancorp Capital Trust I (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $27.5 million of 10% preferred securities. The Trust also issued common securities to the Company and used the net proceeds from the offering to purchase $28.6 million in principal amount of 10% junior subordinated debentures of the Company due September 30, 2029. The junior subordinated debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part on or after September 30, 2004, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

6.   Commitments and Contingencies

At March 31, 2000, the Company had $54.8 million in pipeline and funded loans offset with mandatory forward commitments of $39.1 million and nonmandatory forward commitments of $6.5 million.

As of March 31, 2000, the Company had identified and hedged approximately $510 million of its mortgage servicing portfolio using a program of exchange-traded futures and options. At March 31, 2000, the net realized deferred losses and the unrealized deferred losses of the open positions were approximately $2.2 million.

Sterling Trust Company ("Sterling") was named a defendant in a lawsuit in which Sterling served as custodian for the self-directed IRAs of 35 of 69 plaintiffs. The jury in this lawsuit returned an adverse verdict against Sterling, which is not expected to exceed $5.9 million, excluding possible attorney fees that may be claimed by the plaintiffs. Sterling believes it has meritorious defenses and intends to vigorously appeal the verdict for which no accrual for loss has been made. The ultimate resolution of this matter could result in loss of up to the $5.9 million plus attorney fees as discussed above.

                             Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                                March 31, 2000
                                  (unaudited)


7.   Segment Information

                                                                                                     Servicing
                                               Traditional             Mortgage Banking            Brokerage and
                                                 Banking                                            Consulting
                                          --------------------     ---------------------      ---------------------
                                                                        (in thousands)
Quarter ended March 31, 2000:
Revenues from external customers:
 Interest income.....................     $             20,957     $                 702      $                   -
 Noninterest income..................                    3,225                     5,507                      1,286

Intersegment revenues................                        5                     1,156                         80

Segment profit(loss).................                    5,690                      (158)                       106

Quarter ended March 31, 1999:
Revenues from external customers:
 Interest income.....................     $             15,571     $               1,274      $                   -
 Noninterest income..................                    2,026                     6,696                      3,004

Intersegment revenues................                      135                       339                        250

Segment profit(loss).................                    7,040                    (1,833)                     1,178



                                                                      Quarter Ended                Quarter Ended
                                                                     March  31, 2000              March 31, 1999
                                                                   -------------------          -------------------
                                                                                    (in thousands)
Profit:
Total profit for reportable segments......................         $             5,638          $             6,385
Other profit(loss)........................................                      (3,119)                      (2,289)
Adjustment of intersegment profit(loss) in consolidation..                          (6)                        (196)
                                                                   -------------------          -------------------
Income before income taxes................................         $             2,513          $             3,900
                                                                   ===================          ===================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Matrix Bancorp, Inc. (occasionally referred to in this document as "we," "Matrix Bancorp" or the "Company") is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, mortgage banking and trust activities. Our traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. Our mortgage banking activities consist of purchasing and selling residential mortgage loans and residential mortgage servicing rights; offering brokerage, consulting and analytical services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; originating residential mortgages; and providing real estate management and disposition services. Our trust activities focus primarily on the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts, as well as offering specialized custody and clearing services to banks, trust companies, broker-dealers, third party administrators and investment professionals. Our primary operating subsidiaries are: Matrix Capital Bank; Matrix Financial Services Corporation; Sterling Trust Company; United Financial, Inc.; United Special Services, Inc.; United Capital Markets, Inc.; ABS School Management Services, L.L.C.; and First Matrix Investment Services Corporation.

The principal components of our revenues consist of:

 .  net interest income recorded by Matrix Bank;

 .  loan administration fees generated by Matrix Financial and Matrix Bank;

 .  brokerage, consulting and disposition services fees realized by United
   Financial, United Capital Markets and United Special Services, respectively;

 . loan origination fees and gains on sales of mortgage loans and mortgage servicing rights generated by Matrix Bank and Matrix Financial;

 .  trust service fees generated by Sterling Trust; and

 .  administrative school service fees earned by ABS.

Our results of operations are influenced by changes in interest rates and the effect of these changes on our interest spreads, the volume of loan originations, mortgage loan prepayments, the value of mortgage servicing portfolios and brokerage activities.

Forward-Looking Information

Certain statements contained in this quarterly report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "predict," "believe," "plan," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this quarterly report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: third party claims or actions in relation to the ongoing or future bankruptcies filed by persons or entities such as MCA Mortgage Corp. or Harbor Financial Mortgage Corporation; interest rate fluctuations; level of delinquencies; defaults and prepayments; general economic conditions; competition; government regulation; possible future litigation; the actions or inactions of third parties, including those that are parties to the litigation described elsewhere in this document; unanticipated developments in connection with the litigation referenced above, including judicial variation from existing legal precedent, the decision by one or more parties to appeal decisions rendered, a change in the calculation of damages incurred by the plaintiffs and the inclination or ability of the parties to negotiate a settlement; the risks and uncertainties discussed elsewhere in this quarterly report and in our current report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2000; and the uncertainties set forth from time to time in our periodic reports, filings and other public statements.

Comparison of Results of Operations for the Quarters Ended March 31, 2000 and
1999

Net Income; Return on Average Equity. Net income decreased $956,000, or 38.2%, to $1.5 million, or $.23 per diluted share, for the quarter ended March 31, 2000 as compared to $2.5 million, or $.37 per diluted share, for the quarter ended March 31, 1999. Return on average equity decreased to 10.2% for the quarter ended March 31, 2000 as compared to 19.8% for the quarter ended March 31, 1999.

We incurred approximately $1.2 million of pre-tax legal expenses for the quarter ended March 31, 2000 as compared to $188,000 for the quarter ended March 31, 1999. A majority of the legal expenses incurred related to the Adderley matter, which is discussed in "Legal Proceedings."

Net Interest Income. Net interest income before provision for loan and valuation losses decreased $510,000, or 7.1%, to $6.7 million for the quarter ended March 31, 2000 as compared to $7.2 million for the quarter ended March 31, 1999. Our net interest margin decreased over 100 basis points to 2.31% for the quarter ended March 31, 2000 from 3.34% for the quarter ended March 31, 1999 and interest rate spread decreased to 1.99% for the quarter ended March 31, 2000 from 3.13% for the quarter ended March 31, 1999. The decreases in net interest income before provision for loan and valuation losses, net interest margin and interest rate spread for the first quarter of 2000 were attributable to the following: a decrease in our yield on interest-earning assets to 7.76% for the quarter ended March 31, 2000 from 8.13% for the quarter ended March 31, 1999 and an increase in the cost of interest-bearing liabilities to 5.77% for the quarter ended March 31, 2000 as compared to 5.00% for the quarter ended March 31, 1999. The increase in the cost of interest-bearing liabilities was driven by increases in short-term interest rates, which have significantly affected the rates paid by Matrix Bank for Federal Home Loan Bank borrowings and certificates of deposit, including brokered certificates of deposit, the rates paid by Matrix Financial for its warehouse debt, which fluctuates with the federal funds rate, and has increased the portion of the holding company debt that is prime rate based. Additionally, we have had to replace third party title deposits that were deposited with Matrix Bank in late 1998 and early 1999 with higher rate liabilities such as Federal Home Loan Bank borrowings and brokered certificates of deposit. Due to our strategy of acquiring predominantly adjustable rate loans, which are, in many cases, acquired at net interest margins that are less than that of our existing portfolio, we have not seen and will not see an increase in the yield on our interest-earning assets until these loans undergo their periodic interest rate adjustments. It is anticipated that this will generally occur over the next 12 months. We continue to acquire adjustable rate loans in favor of fixed rate loans despite the short-term compression it creates in our margins, as adjustable rate loans generally have less interest rate risk. For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities, as well as changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. The provision for loan and valuation losses was consistent between the two quarters with only a $10,000 increase for the quarter ended March 31, 2000. We derive our provision for loan and valuation losses by assigning each category of loans in the loan portfolio a loss factor based on a variety of information. The loss factors are applied to the outstanding principal balance of loans in their respective categories, and the total for all categories determines our allowance for loan and valuation losses, except for direct financing leases, for which the allowance is determined based on specific leases. For a discussion of our allowance for loan losses as it relates to nonperforming assets, see "--Asset Quality-- Nonperforming Assets."

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees increased $1.0 million, or 19.1%, to $6.3 million for the quarter ended March 31, 2000 as compared to $5.3 million for the quarter March 31, 1999. Loan administration fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. The mortgage loan servicing portfolio increased to an average balance of $5.8 billion for the quarter ended March 31, 2000 as compared to $4.9 billion for the quarter ended March 31, 1999. The average service fee rate (including all ancillary income) was 0.44% for the first quarter of 2000 as compared to 0.43% for the first quarter of 1999.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage servicing rights.
Brokerage fees decreased $806,000, or 48.2%, to $866,000 for the quarter ended March 31, 2000 as compared to $1.7 million for the quarter ended March 31, 1999. The decrease in brokerage fees was the result of a decrease in mortgage servicing rights brokered which, in terms of aggregate unpaid principal balances on the underlying loans, decreased to $7.0 billion for the quarter ended March 31, 2000 from $13.8 billion for the quarter ended March 31, 1999. The decrease in mortgage servicing rights brokered was primarily due to decreased originations in the industry as a result of the higher interest rates in 2000 as compared to 1999, which resulted in lower amounts of servicing rights being delivered to purchasers by sellers under flow servicing contracts brokered by United Financial. Due to current market conditions for mortgage servicing rights, the Company is unable to predict the volume of mortgage servicing rights that United Financial will broker in the future. In addition, brokerage fees vary from quarter to quarter as the timing of servicing sales is dependent upon the seller's need to recognize a sale or to receive cash flows.

Trust Services. Trust service fees were consistent between the two comparable quarters with a $19,000 decrease for the quarter ended March 31, 2000. Trust accounts under administration at Sterling Trust increased slightly to 37,496 at March 31, 2000 from 37,360 at March 31, 1999 and total assets under administration increased to over $3.3 billion at March 31, 2000 from approximately $2.2 billion at March 31, 1999. Most of the growth in accounts and assets under administration occurred in third party administrator accounts, which relate to custodial business generated for Sterling Trust by our 50% owned joint venture, Matrix Settlement & Clearance Services, L.L.C. There was no corresponding increase in revenues associated with those accounts for the first quarter of 2000 as Matrix Settlement & Clearance Services was focused on getting the clients converted over to their system. Revenues from those companies that were converted during the first quarter will begin to be reflected in the second quarter.

Real Estate Disposition Services. Real estate disposition services represents fees earned by United Special Services for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions. Real estate disposition service income increased $304,000, or 38.8%, to $1.1 million for the quarter ended March 31, 2000 as compared to $784,000 for the quarter ended March 31, 1999.

Gain on Sale of Loans. Gain on sale of loans increased $332,000 to $864,000 for the quarter ended March 31, 2000 as compared to $532,000 for the quarter ended March 31, 1999. These loan sales were completed under standard purchase and sale agreements, with standard representations and warranties and without recourse. The gains from these sales represent cash gains. Gain on sale of loans can fluctuate significantly from quarter to quarter and year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell.

Loan Origination. Loan origination income includes all mortgage loans fees, secondary marketing activity on new loan originations and servicing release premiums on new originations sold, net of origination costs. Loan origination income decreased $785,000, or 40.2%, to $1.2 million for the quarter ended March 31, 2000 as compared to $2.0 million for the quarter ended March 31, 1999. The decrease in loan origination income was the result of the $60.9 million decrease in wholesale residential mortgage loan production caused by increasing interest rates throughout the first quarter of 2000.

Other Income. Other income decreased $802,000, or 29.8%, to $1.9 million for the quarter ended March 31, 2000 as compared to $2.7 million for the quarter ended March 31, 1999. The decrease in other income was primarily due to:

 . a $614,000 decrease in consulting income earned by United Capital Markets, which is a direct result of the current interest rate environment;

 .  a $298,000 decrease in whole loan brokerage income; and

 . a decrease of approximately $700,000 in miscellaneous fee income from certain financing transactions that were in place in 1999, but for which there were not any similar transactions in 2000.

The above decreases in other income were offset by a $620,000 increase in school services income earned by ABS, as we did not acquire ABS until March of 1999 and, therefore, did not have a full quarter of income from that business during the first quarter of 1999.

Noninterest Expense. Noninterest expense increased less than 1.0% to $17.0 million for the quarter ended March 31, 2000 as compared to $16.9 million for the quarter ended March 31, 1999. However, there were some significant fluctuations within the individual components, as can be seen in the following table:

                                                                                        Quarter Ended
                                                                                          March 31,
                                                                            ------------------------------------
                                                                                  2000                1999
                                                                            ----------------    ----------------
                                                                                        (in thousands)
  Compensation and employee benefits....................................... $          7,978    $          6,869
  Amortization of mortgage servicing rights................................            2,444               4,726
  Occupancy and equipment..................................................            1,078                 838
  Postage and communication................................................              713                 669
  Professional fees........................................................            1,334                 300
  Data processing..........................................................              552                 326
  Other....................................................................            2,861               3,131
                                                                            ----------------    ----------------
     Total................................................................. $         16,960    $         16,859
                                                                            ================    ================

Compensation and employee benefits expense increased $1.1 million, or 16.1%, to $8.0 million for the quarter ended March 31, 2000 as compared to $6.9 million for the quarter ended March 31, 1999. This increase was primarily the result of the acquisition of ABS late in the first quarter of 1999, as well as growth within the operations of Matrix Bank and Matrix Financial. We experienced an increase of 95 employees to 613 employees at March 31, 2000 as compared to 518 employees at March 31, 1999.

Amortization of mortgage servicing rights decreased $2.3 million, or 48.3%, to $2.4 million for the quarter ended March 31, 2000 as compared to $4.7 million for the quarter ended March 31, 1999. Amortization of MSRs fluctuates based on the size of the Company's mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the higher interest rates prevalent in the market, prepayment speeds on our servicing portfolio have decreased to an average of 10.5% for the quarter ended March 31, 2000 as compared to 26.5% for the quarter ended March 31, 1999.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other expenses, increased $1.2 million, or 24.2%, to $6.5 million for the quarter ended March 31, 2000 as compared to $5.3 million for the quarter ended March 31, 1999. This increase was primarily attributable to increased legal fees related to all of our current outstanding litigation, with a majority of the 2000 legal fees incurred being related to the Adderley matter. See "Legal Proceedings."

Provision for Income Taxes. Our provision for income taxes decreased $431,000 to $964,000 for the quarter ended March 31, 2000 from $1.4 million for the quarter ended March 31, 1999.

Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Average interest rate information for the quarters ended March 31, 2000 and 1999 has been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

                                                                                   Quarter Ended
                                                                                     March 31,
                                             --------------------------------------------------------------------------------------
                                                             2000                                             1999
                                             --------------------------------------        ----------------------------------------
                                                Average                    Average            Average                     Average
                                                Balance       Interest      Rate              Balance      Interest        Rate
                                             -----------    ----------    ---------        -----------    ----------   ------------
Assets                                                                        (dollars in thousands)
Interest-earning assets:
  Loans, net..............................   $ 1,104,575    $   21,741         7.87%       $   833,534    $   17,238           8.27%
  Mortgage-backed securities..............         9,186           163         7.10                  -             -              -
  Interest-earning deposits...............        26,571           319         4.80             17,282           155           3.59
  Federal Home Loan Bank stock............        22,417           342         6.10             15,645           212           5.42
                                             -----------    ----------    ---------        -----------    ----------   ------------
    Total interest-earning assets.........     1,162,749        22,565         7.76            866,461        17,605           8.13

Noninterest-earning assets:
  Cash....................................        13,750                                        17,799
  Allowance for loan and valuation losses.        (6,448)                                       (3,479)
  Premises and equipment..................        10,928                                        10,555
  Other assets............................       119,125                                       126,503
                                             -----------                                   -----------
    Total noninterest-earning assets......       137,355                                       151,378
                                             -----------                                   -----------

    Total assets..........................   $ 1,300,104                                   $ 1,017,839
                                             ===========                                   ===========

Liabilities & Shareholders' Equity
Interest-bearing liabilities:
  Passbook accounts.......................   $     2,843    $       24         3.38%       $     2,764    $       24           3.42%
  Money market and NOW accounts...........       161,285           941         2.33            268,848         2,162           3.22
  Certificates of deposit.................       388,602         5,690         5.86            230,612         3,009           5.22
  Federal Home Loan Bank borrowings.......       403,388         5,865         5.82            155,461         1,898           4.88
  Borrowed money..........................       142,705         3,327         9.33            172,485         3,284           7.61
                                             -----------    ----------    ---------        -----------    ----------   ------------
    Total interest-bearing liabilities....     1,098,823        15,847         5.77            830,170        10,377           5.00
                                             -----------    ----------    ---------        -----------    ----------   ------------

Noninterest-bearing liabilities:
  Demand deposits (including
    custodial escrow balances)............       123,560                                       113,050
  Other liabilities.......................        16,772                                        24,077
                                             -----------                                   -----------
    Total noninterest-bearing liabilities.       140,332                                       137,127
Shareholders' equity......................        60,949                                        50,542
                                             -----------                                   -----------

Total liabilities and shareholders' equity   $ 1,300,104                                   $ 1,017,839
                                             ===========                                   ===========
Net interest income before provision
  for loan and valuation losses...........                  $    6,718                                    $    7,228
                                                            ==========                                    ==========

Interest rate spread......................                                     1.99%                                           3.13%
                                                                          =========                                    ============

Net interest margin.......................                                     2.31%                                           3.34%
                                                                          =========                                    ============

Ratio of average interest-earning assets to
  average interest-bearing liabilities....                                   105.82%                                         104.37%
                                                                          =========                                    ============

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

                                                                                       Quarter Ended March 31
                                                                                             2000 vs. 1999
                                                                              ----------------------------------------
                                                                                 Increase (Decrease) Due to Change in
                                                                              ----------------------------------------
                                                                                 Volume           Rate          Total
                                                                              ----------      ----------     ---------
                                                                                            (in thousands)
Interest-earning assets:
  Loans, net...............................................................   $    9,751      $   (5,248)    $   4,503
  Mortgage-backed securities...............................................          163               -           163
  Interest-earning deposits................................................          101              63           164
  FHLB stock...............................................................          101              29           130
                                                                              ----------      ----------     ---------
     Total interest-earning assets.........................................       10,116          (5,156)        4,960

Interest-bearing liabilities:
  Passbook accounts........................................................            2              (2)            -
  Money market and NOW accounts............................................         (723)           (498)       (1,221)
  Certificates of deposit..................................................        2,274             407         2,681
  FHLB borrowings..........................................................        3,541             426         3,967
  Borrowed money...........................................................       (2,553)          2,596            43
                                                                              ----------      ----------     ---------
     Total interest-bearing liabilities....................................        2,541           2,929         5,470
                                                                              ----------      ----------     ---------
          Change in net interest income before provision for loan
             and valuation losses..........................................   $    7,575      $   (8,085)    $    (510)
                                                                              ==========      ==========     =========

Asset Quality

Nonperforming Assets

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

                                                        March 31, 2000              December 31,              March 31, 1999
                                                                                        1999
                                                        --------------           -----------------            --------------
                                                                                (dollars in thousands)
Nonaccrual mortgage loans.........................      $       18,989           $          20,185            $        7,970
Nonaccrual commercial loans and direct financing
 leases...........................................               8,809                       5,301                     7,312

Nonaccrual consumer loans.........................                 116                         155                       193
                                                       ---------------           -----------------           ---------------
 Total nonperforming loans and leases.............              27,914                      25,641                    15,475
Foreclosed real estate............................               2,000                         800                     1,627
                                                       ---------------           -----------------           ---------------
 Total nonperforming assets.......................     $        29,914           $          26,441           $        17,102
                                                       ===============           =================           ===============

Total nonperforming loans and leases to total
 loans and leases.................................                2.55%                       2.31%                     1.92%
                                                       ===============           =================           ===============

Total nonperforming assets to total assets........                2.30%                       2.06%                     1.73%
                                                       ===============           =================           ===============
Ratio of allowance for loan and valuation losses
 to total nonperforming loans and leases..........               24.29%                      24.78%                    27.02%
                                                       ===============           =================           ===============

As of March 31, 2000, we had approximately $80,000 of non-government accruing loans that were contractually past due 90 days or more. We accrue interest on government-sponsored loans such as Federal Housing

Administration insured and Veteran's Administration guaranteed loans which are past due 90 or more days, as the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $139.2 million and $147.9 million at March 31, 2000 and December 31, 1999, respectively. Nonaccrual mortgage loans percentage of total loans were 1.7% at March 31, 2000, 1.8% at December 31, 1999 and 1.0% at March 31, 1999. The increases in late 1999 and 2000 can be primarily attributed to a sub-prime residential portfolio that we acquired on a scheduled interest and scheduled principal remittance with full recourse to the seller/servicer. In October 1999, however, the seller/servicer declared bankruptcy and the servicing was transferred to us. The total principal balance of the portfolio was $15.3 million at March 31, 2000, and approximately $2.2 million was 90 or more days delinquent at that time. We believe that a portion of these delinquencies are a result of the servicing transfer. Associated with these loans, we have a $485,000 reserve, which is not reflected in the general valuation reserve.

The increase in nonaccrual commercial loans and direct financing leases in 2000 is the result of our origination of tax-exempt lease financing for charter schools for the purchase of real estate and equipment. Several of the charter schools for which we have provided financing have encountered enrollment and/or state funding delays, which has caused them to become delinquent on their lease obligations to us. In April 2000, $1.7 million of these leases were removed from nonaccrual after we received payments from the school, which brought the status of the leases to under 90 days. It is anticipated that some of these leases may continue to experience delinquency issues until the next school year, which begins in September 2000, at which time, several of the schools anticipate enrollment increases.

At March 31, 2000, $15.8 million, or 56.7%, of the nonaccrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale". Total loans held for sale at March 31, 2000 were $942.2 million, of which $18.6 million, or 2.0%, were nonaccrual loans.

The percentage of the allowance for loan losses to nonaccrual loans varies widely due to the nature of our portfolio of loans, which are collateralized primarily by residential real estate. We analyze the collateral for each nonperforming loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "--Comparison of Results of Operations for the Quarters Ended March 31, 2000 and 1999."

Liquidity and Capital Resources

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The trend of net cash used by our operating activities for the quarter ended March 31, 2000 results primarily from growth at Matrix Bank. Cash provided by our operating activities for the quarter ended March 31, 1999 was an uncharacteristic result considering the growth we have experienced over the last several years. We anticipate the trend of a net use of cash from operations to continue for the foreseeable future. This anticipation results from the expected growth, albeit less than our historical growth, at Matrix Bank, which we believe will consist primarily of increased activity in the purchasing of loan and mortgage servicing portfolios. However, due to liquidity and capital availability, we do not anticipate growth to be as significant as in prior periods.

Matrix Bank's future growth is expected to be achieved through deposit growth, brokered deposits, borrowings from the Federal Home Loan Bank and custodial deposits from affiliates. We anticipate that such growth will require additional capital. The capital requirements related to the anticipated growth will in part be fulfilled through retention of earnings, potentially increasing our bank stock loan and future possible debt or equity offerings. Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the Federal Home Loan Bank as its primary source for borrowings. At March 31, 2000, Matrix Bank had overnight and term borrowings from the Federal Home Loan Bank of $396.7 million. To increase its available liquidity. Matrix Bank securitized approximately $27.2 million of residential loans during the first quarter of 2000. Matrix Bank is able to pledge these securities with the Federal Home Loan Bank with less of a haircut. Additionally, the market for securities is more liquid than the market for whole loans. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur.

Matrix Bank, a well capitalized institution, had a leverage capital ratio of 6.0% at March 31, 2000. This exceeded the well capitalized leverage capital requirement of 5.0% of adjusted assets by $11.4 million. Matrix Bank's risk-based capital ratio was 10.9% at March 31, 2000, which currently exceeds the well capitalized risk-based capital requirement of 10.0% of risk weighted assets by $6.1 million.

Our principal source of funding for our servicing acquisition activities consists of a line of credit facility provided to Matrix Financial by an unaffiliated financial institution. As of March 31, 2000, Matrix Financial's servicing acquisition facility aggregated $45.0 million, of which $17.5 million was available to be utilized after deducting drawn amounts.

Our principal source of funding for our loan origination business consists of a warehouse line of credit provided to Matrix Financial and a sale/repurchase facility provided to Matrix Financial and ABS by unaffiliated financial institutions. As of March 31, 2000, Matrix Financial's warehouse line of credit facility aggregated $120.0 million, of which $93.0 million was available to be utilized. As of March 31, 2000, the sale/repurchase facility was $25.0 million of which $8.7 million was available to be utilized.

Our principal source of funding for the working capital needs of Matrix Financial consists of working capital facilities provided to Matrix Financial by an unaffiliated financial institution. As of March 31, 2000, Matrix Financial's working capital facilities aggregated $10.0 million, of which $9.7 million was available.

Our principal source of funding for direct financing leases is a line of credit facility and a partnership trust with an unaffiliated financial institution. Amounts available under the line of credit facility and the partnership trust are at the lender's sole discretion.

In the ordinary course of business, we make commitments to originate residential mortgage loans and hold originated loans until delivery to an investor.
Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the loans being held for delivery. We mitigate this risk through the use of mandatory and nonmandatory forward commitments to sell loans. As of March 31, 2000, we had $54.8 million in pipeline and funded loans offset with mandatory forward commitments of $39.1 million and nonmandatory forward commitments of $6.5 million. The inherent value of the forward commitments is considered in the determination of the lower of cost or market for such loans.


                          Part II - Other Information

Item 1.   Legal Proceedings

United Financial was a defendant in a lawsuit entitled Douglas County Bank & Trust Co. v. United Financial, Inc. that was commenced on or about May 23, 1997 in the United States District Court for the District of Nebraska. In this lawsuit, the plaintiff-buyer sought damages of approximately $3 million, alleging that United Financial, as broker for the seller, made false representations regarding the Government National Mortgage Association certification of certain mortgage pools, the servicing rights of which were offered for sale in a written offering. The plaintiff further alleged that it relied on United Financial's representations in purchasing the servicing rights from the seller. Trial was conducted in Omaha, Nebraska during the week of July 12, 1998. The jury returned a verdict in favor of United Financial on four counts and in favor of the plaintiff on one count, and awarded the plaintiff $75,000. On July 31, 1998, the plaintiff filed a motion requesting that the court render a verdict in place of the jury's verdict, or alternatively, that the court order a new trial. On November 6, 1998, the court denied the plaintiff's motion. The plaintiff appealed the court's ruling, and on March 22, 2000, the appeals court affirmed the trial court's decision. United Financial has satisfied the judgment by payment of approximately $85,000 to plaintiff.

Sterling Trust has been named as a defendant in a lawsuit entitled Roderick Adderley, et al. v. Advanced Financial Services, Inc., et al. in the District Court for the 263rd Judicial District, Tarrant County, Texas. In this matter, Sterling Trust served as custodian for the self-directed IRAs of thirty-five of sixty-nine plaintiffs. The plaintiffs claim to have lost a total of approximately $12 million as a result of the various defendants' activity, including the broker and brokerage firm which allegedly recommended to the plaintiffs how to invest their IRA funds. We believe that Sterling Trust processed each customer's investment directions accurately and appropriately disclosed to each plaintiff who was a Sterling Trust customer that Sterling Trust, acting in its capacity as custodian of a self-directed IRA, has no responsibility for a customer's investment decision. The jury returned an adverse verdict against Sterling Trust with respect to 2 of approximately 12 theories of liability proposed by the plaintiffs in the matter. Because, among other things, the plaintiffs must choose one of the two theories under which to seek recovery, the final amount of damages is not certain at this time. The damages are not expected to exceed approximately $5.9 million, excluding possible attorney fees that may be claimed by the plaintiffs in connection with one of the theories. Sterling Trust believes it has meritorious defenses and intends to vigorously appeal the jury's verdict against which no accrual for loss has been made. The ultimate resolution of the matter, which is expected to occur in 18 to 24 months, could result in loss up to the $5.9 million plus attorney fees as discussed above. The ultimate legal and financial liability, if any, of Sterling Trust in connection with this matter cannot be estimated with certainty at this time.

Sterling Trust and Matrix Bancorp, Inc. have been named as defendants in an action styled Victor Doroski v. David M. Mobley, et al., that was commenced in March of 2000 in the United States District Court for the Southern District of California. The complaint seeks to certify a class action on behalf of approximately 170 investors who purportedly invested $140 million in funds with David M. Mobley and several entities related to Mr. Mobley (the "Mobley Funds"), and alleges that Sterling Trust and Matrix Bancorp violated various provisions of the Commodity Exchange Act. Of the purported approximate 170 investors, Sterling Trust acted as self-directed custodian or self-directed trustee with respect to only approximately 10 account holders in relation to the Mobley Funds, representing a total of approximately $1.5 million in funds invested in the Mobley Funds. Matrix Bancorp never had any dealings with Mobley, the Mobley Funds or the purported class of plaintiffs. Matrix Bancorp and Sterling Trust believe they each have adequate defenses to this action and intend to defend this action vigorously, but no assurances can be given that an adverse judgment will not ultimately be rendered or that any adverse judgment would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Matrix Bancorp and Sterling Trust have filed a motion to compel arbitration and to dismiss or to stay proceedings based upon the specific provisions in the contracts Sterling Trust executed with each account holder, including Mr. Doroski.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

* 10.1 Eighth Amendment to Credit Agreement, dated as of May 2, 2000, between Matrix Bancorp, Inc., as borrower, U.S. Bank National Association, as agent, and certain lenders, as lenders

* 27   Financial Data Schedule

(b)  Reports on Form 8-K

See Form 8-K filed by the Company, dated March 23, 2000, reporting various information under Item 5 thereof.

______________________
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MATRIX BANCORP, INC.



Dated: May 12, 2000                            /s/ Guy A. Gibson
      -----------------                            -----------------------------

                                                   Guy A. Gibson
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


Dated: May 12, 2000                            /s/ David W. Kloos
      -----------------                            -----------------------------
                                                   David W. Kloos
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Accounting and
                                                   Financial Officer)