Form 10-Q
period 2000-06-30
MATRIX BANCORP INC
filed 2000-08-11
CIK 944725

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on August 4, 2000 was 6,759,741 shares.

                               TABLE OF CONTENTS


                        PART I - FINANCIAL INFORMATION


ITEM 1.   Financial Statements

          Condensed Consolidated Balance Sheets
            June 30, 2000 (unaudited) and December 31, 1999.................................  3

          Condensed Consolidated Statements of Income
            Quarters and six months ended June 30, 2000 and 1999 (unaudited)................  4

          Condensed Consolidated Statements of Changes in Shareholders' Equity
            Six months ended June 30, 2000 and 1999 (unaudited).............................  5

          Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 2000 and 1999 (unaudited).............................  6

          Notes to Unaudited Condensed Consolidated Financial Statements....................  7

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................................  11

                          PART II - Other Information


ITEM 1.   Legal Proceedings.................................................................  22

ITEM 4.   Submissions of Matters to a Vote of Security Holders..............................  24

ITEM 6.   Exhibits and Reports on Form 8-K..................................................  24

SIGNATURES..................................................................................  25

                        Part I - Financial Information

Item 1.   Financial Statements

                             Matrix Bancorp, Inc.
                     Condensed Consolidated Balance Sheets
                            (dollars in thousands)

                                                                                        June 30,     December 31,
                                                                                          2000          1999
                                                                                      -----------   --------------
Assets                                                                                (unaudited)
Cash...............................................................................   $    16,703   $       13,437
Interest-earning deposits..........................................................        29,086           13,172
Mortgage-backed securities held for sale...........................................        26,095                -
Loans held for sale, net...........................................................       923,177          977,751
Loans held for investment, net.....................................................       150,453          125,764
Mortgage servicing rights, net.....................................................        58,093           63,479
Other receivables..................................................................        42,354           44,933
Federal Home Loan Bank of Dallas stock.............................................        23,485           22,414
Premises and equipment, net........................................................         8,340           10,817
Other assets.......................................................................        15,649           11,979
Income taxes receivable............................................................           393                -
                                                                                      -----------   --------------
Total assets.......................................................................   $ 1,293,828   $    1,283,746
                                                                                      ===========   ==============

Liabilities and shareholders' equity
Liabilities:
 Deposits..........................................................................   $   509,679   $      562,194
 Custodial escrow balances.........................................................        92,971           94,206
 Drafts payable....................................................................         5,410            3,070
 Federal Home Loan Bank of Dallas borrowings.......................................       437,467          405,000
 Borrowed money....................................................................       137,575          114,601
 Guaranteed preferred beneficial interests in company's 10% junior subordinated
  debentures.......................................................................        27,500           27,500

 Other liabilities.................................................................        20,496           14,919
 Income taxes payable..............................................................             -            1,759
                                                                                      -----------   --------------
Total liabilities..................................................................     1,231,098        1,223,249

Commitments and contingencies

Shareholders' equity:
 Preferred stock, par value $.0001; authorized 5,000,000 shares; no shares outstanding......................................................................
 Common stock, par value $.0001; authorized 50,000,000 shares; issued and outstanding 6,759,741 and 6,759,241 at June 30, 2000 and December 31, 1999,
  respectively.....................................................................             1                1
 Additional paid in capital........................................................        22,785           22,780
 Retained earnings.................................................................        39,599           37,716
 Accumulated other comprehensive income............................................           345                -
                                                                                      -----------   --------------
Total shareholders' equity.........................................................        62,730           60,497
                                                                                      -----------   --------------
Total liabilities and shareholders' equity.........................................   $ 1,293,828   $    1,283,746
                                                                                      ===========   ==============

See accompanying notes.

                             Matrix Bancorp, Inc.
                  Condensed Consolidated Statements of Income
              (dollars in thousands except per share information)

                                  (unaudited)

                                                                Quarter Ended             Six Months Ended
                                                                   June 30,                   June 30,
                                                              2000          1999          2000          1999
                                                           -----------   -----------   -----------   -----------
Interest income
Loans and mortgage-backed securities....................   $    22,808   $    16,870   $    44,712   $    34,108
Interest-earning deposits...............................         1,109           327         1,770           694
                                                           -----------   -----------   -----------   -----------
Total interest income...................................        23,917        17,197        46,482        34,802
Interest expense
Deposits................................................         6,810         5,189        13,466        10,384
Borrowings..............................................         9,880         4,904        19,071        10,086
                                                           -----------   -----------   -----------   -----------
Total interest expense..................................        16,690        10,093        32,537        20,470
                                                           -----------   -----------   -----------   -----------
Net interest income before provision for loan and
   valuation losses.....................................         7,227         7,104        13,945        14,332
Provision for loan and valuation losses.................           985           675         1,670         1,350
                                                           -----------   -----------   -----------   -----------
Net interest income after provision for loan and
   valuation losses.....................................         6,242         6,429        12,275        12,982
Noninterest income
Loan administration.....................................         5,917         5,601        12,221        10,894
Brokerage...............................................         1,234         1,746         2,100         3,417
Trust services..........................................         1,188         1,210         2,449         2,489
Real estate disposition services........................           961           893         2,049         1,677
Gain on sale of loans...................................            26         1,157           890         1,690
Loan origination........................................         1,906         1,751         3,074         3,706
Other...................................................         3,473         3,328         5,699         6,019
                                                           -----------   -----------   -----------   -----------
Total noninterest income................................        14,705        15,686        28,482        29,892
Noninterest expense
Compensation and employee benefits......................         8,106         7,314        16,084        14,183
Amortization of mortgage servicing rights...............         2,521         4,784         4,965         9,510
Occupancy and equipment.................................         1,159           918         2,237         1,756
Postage and communication...............................           650           606         1,363         1,275
Professional fees.......................................         1,249           498         2,583           798
Data processing.........................................           576           378         1,129           703
Other general and administrative........................         6,201         3,318         9,398         6,450
                                                           -----------   -----------   -----------   -----------
Total noninterest expense...............................        20,462        17,816        37,759        34,675
                                                           -----------   -----------   -----------   -----------
Income before income taxes..............................           485         4,299         2,998         8,199
Provision for income taxes..............................           151         1,509         1,115         2,904
                                                           -----------   -----------   -----------   -----------
Net income..............................................   $       334   $     2,790   $     1,883   $     5,295
                                                           ===========   ===========   ===========   ===========
Net income per share....................................   $       .05   $       .41   $       .28   $       .79
                                                           ===========   ===========   ===========   ===========
Net income per share assuming dilution..................   $       .05   $       .41   $       .28   $       .77
                                                           ===========   ===========   ===========   ===========
Weighted average shares.................................     6,759,741     6,727,889     6,759,631     6,726,300
                                                           ===========   ===========   ===========   ===========
Weighted average shares assuming dilution...............     6,787,328     6,835,400     6,803,422     6,842,322
                                                           ===========   ===========   ===========   ===========

See accompanying notes.

                             Matrix Bancorp, Inc.
           Condensed Consolidated Statements of Shareholders' Equity
                            (dollars in thousands)

                                  (unaudited)

                                                                                     Accumulated
                                       Common Stock       Additional                    Other           Total
                                  ----------------------   Paid In      Retained    Comprehensive    Shareholders'   Comprehensive
                                    Shares      Amount     Capital      Earnings       Income           Equity          Income
                                  ----------- ----------  ----------  ------------  -------------  ---------------  ---------------
Six Months Ended
June 30, 2000
----------------------------------
Balance at December 31, 1999......  6,759,241 $        1  $   22,780  $     37,716  $           -  $        60,497
Comprehensive income:
   Net income.....................          -          -           -         1,883              -            1,883  $         1,883
                                                                                                                    ---------------
   Net unrealized holding gains...          -          -           -             -              -                -              345
                                                                                                                    ---------------
   Other comprehensive income.....          -          -           -             -            345              345              345
                                                                                                                    ---------------
Comprehensive income..............                                                                                  $         2,228
                                                                                                                    ===============
Exercise of stock options.........        500          -           5             -              -                5
                                  ----------- ----------  ----------  ------------  -------------  ---------------
Balance at June 30, 2000..........  6,759,741 $        1  $   22,785  $     39,599  $         345  $        62,730
                                  =========== ==========  ==========  ============  =============  ===============
Six Months Ended
June 30, 1999
----------------------------------
Balance at December 31, 1998......  6,723,911 $        1  $   22,416  $     26,937  $           -  $        49,354
Net income........................          -          -           -         5,295              -            5,295
Exercise of stock options.........      6,000          -          65             -              -               65
                                  ----------- ----------  ----------  ------------  -------------  ---------------
Balance at June 30, 1999..........  6,729,911 $        1  $   22,481  $     32,232  $           -  $        54,714
                                  =========== ==========  ==========  ============  =============  ===============

See accompanying notes.

                             Matrix Bancorp, Inc.
                Condensed Consolidated Statements of Cash Flows
                            (dollars in thousands)

                                  (unaudited)

                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                             2000                     1999
                                                                                        ---------------         ---------------
Operating activities
Net income.........................................................................     $         1,883         $         5,295
Adjustments to reconcile net income to net cash used by operating activities:
 Depreciation and amortization.....................................................               1,287                   2,814
 Provision for loan and valuation losses...........................................               1,670                   1,350
 Amortization of mortgage servicing rights.........................................               4,965                   9,510
 Gain on sale of loans.............................................................                (890)                 (1,690)
 Gain on sale of building and equipment............................................              (1,159)                      -
 Loans originated for sale, net of loans sold......................................             (37,491)                 41,823
 Loans purchased for sale..........................................................            (106,951)               (231,293)
 Proceeds from sale of loans purchased for sale....................................              81,243                  98,236
 Originated mortgage servicing rights, net.........................................               2,716                    (839)
 Deferred income taxes.............................................................                 174                       -
 Decrease (increase) in other receivables and other assets.........................                 556                 (16,581)
 Increase (decrease) in other liabilities and income taxes payable.................               5,312                  (3,768)
                                                                                        ---------------         ---------------
Net cash used by operating activities..............................................             (46,685)                (95,143)

Investing activities
Loans originated and purchased for investment......................................             (90,406)                (39,211)
Principal repayments on loans......................................................             156,428                 141,443
Purchase of Federal Home Loan Bank of Dallas stock.................................              (1,071)                   (420)
Purchases of premises and equipment................................................              (1,102)                 (1,541)
Acquisition of mortgage servicing rights...........................................              (3,504)                (18,048)
Hedging of servicing portfolio, net................................................                (286)                 (2,674)
Proceeds from sale of building and equipment.......................................               3,664                       -
Proceeds from sale of mortgage servicing rights....................................                 100                     159
                                                                                        ---------------         ---------------
Net cash provided by investing activities..........................................              63,823                  79,708

Financing activities
Net (decrease) increase in deposits................................................             (52,515)                 74,071
Net (decrease) increase in custodial escrow balances...............................              (1,235)                 25,159
Increase (decrease) in revolving lines and repurchase agreements, net..............              61,352                 (83,787)
Payment of notes payable...........................................................              (5,874)                (14,771)
Proceeds from notes payable........................................................                   -                  29,320
Payment of financing arrangements..................................................                 (36)                    (70)
Unrealized gain on securities......................................................                 345                       -
Proceeds from issuance of common stock related to employee stock option plan.......                   5                      65
                                                                                        ---------------         ---------------
Net cash provided by financing activities..........................................               2,042                  29,987
                                                                                        ---------------         ---------------
Increase in cash and cash equivalents..............................................              19,180                  14,552
Cash and cash equivalents at beginning of period...................................              26,609                  26,785
                                                                                        ---------------         ---------------
Cash and cash equivalents at end of period.........................................     $        45,789         $        41,337
                                                                                        ===============         ===============

Supplemental disclosure of noncash activity
Payable for purchase of mortgage servicing rights..................................     $         1,669         $         5,743
                                                                                        ===============         ===============
Drafts payable.....................................................................     $         5,410         $         4,802
                                                                                        ===============         ===============

Supplemental disclosure of cash flow information
Cash paid for interest expense.....................................................     $        32,907         $        20,512
                                                                                        ===============         ===============
Cash paid for income taxes.........................................................     $         3,270         $         2,749
                                                                                        ===============         ===============

See accompanying notes.

                             Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000
                                  (unaudited)

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

2. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:

                                                     Quarter Ended June 30,                    Six Months Ended June 30,
                                                   2000                1999                   2000                1999
                                             ---------------     -----------------     -----------------     -----------------
                                                                           (dollars in thousands)
Numerator:
    Net income available to common
      shareholders......................     $           334     $           2,790     $           1,883     $           5,295
                                             ===============     =================     =================     =================

Denominator:
    Weighted average shares outstanding.           6,759,741             6,727,889             6,759,631             6,726,300
    Effect of dilutive securities:......
        Common stock options............              27,587                98,055                43,790               104,008
        Common stock warrants...........                   -                 9,456                     -                12,014
                                             ---------------     -----------------     -----------------     -----------------
    Dilutive potential common shares....              27,587               107,511                43,790               116,022
                                             ---------------     -----------------     -----------------     -----------------
    Denominator for net income per
      share assuming dilution...........           6,787,328             6,835,400             6,803,422             6,842,322
                                             ===============     =================     =================     =================

                             Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000
                                  (unaudited)

3. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

                                                            Six Months               Year Ended
                                                           Ended June 30,            December 31,
                                                               2000                     1999
                                                        -------------------      -------------------
                                                                        (in thousands)
Balance at beginning of period, net................     $      63,479            $      57,662
Purchases..........................................             2,010                   19,754
Originated, net....................................            (2,717)                   1,514
Hedging loss.......................................               286                    3,257
Amortization.......................................            (4,965)                 (16,403)
Sales..............................................                 -                   (2,305)
                                                        -------------------      -------------------
Balance at end of period, net......................     $      58,093            $      63,479
                                                        ===================      ===================

Accumulated amortization of mortgage servicing rights aggregated approximately $49.5 million and $45.3 million at June 30, 2000 and December 31, 1999, respectively. The Company's servicing portfolio (excluding subserviced loans) was comprised of the following:

                                                        June 30, 2000                              December 31, 1999
                                             ----------------------------------      ------------------------------------------
                                                                   Principal                                       Principal
                                                 Number             Balance                 Number                  Balance
                                                of Loans          Outstanding              of Loans               Outstanding
                                             ------------      ----------------      -----------------        -----------------
                                                                       (dollars in thousands)
Freddie Mac...............................         16,593      $      1,014,312                 20,028        $       1,334,058
Fannie Mae................................         36,252             2,204,875                 38,779                2,427,053
GNMA......................................         10,574               483,878                 11,720                  558,086
Other VA, FHA and conventional loans......         19,748             1,551,663                 20,032                1,570,518
                                             ------------      ----------------      -----------------        -----------------
                                                   83,167      $      5,254,728                 90,559        $       5,889,715
                                             ============      ================      =================        =================

The Company's custodial escrow balances shown in the accompanying condensed consolidated balance sheets at June 30, 2000 and December 31, 1999 pertain to escrowed payments of taxes and insurance and principal and interest on loans serviced by the Company.

4. Deposits

Deposit account balances are summarized as follows:

                                               June 30, 2000                                     December 31, 1999
                             ------------------------------------------------    -----------------------------------------------
                                                                   Weighted                                           Weighted
                                                                   Average                                            Average
                                  Amount         Percent            Rate             Amount           Percent          Rate
                             ---------------   -----------     --------------    ---------------   -------------   -------------
                                                                     (dollars in thousands)
Passbook accounts........    $         2,944          0.58%              3.40%             2,793            0.50%           3.48%
NOW accounts.............             52,007         10.20               1.07             42,787            7.61            1.33
Money market accounts....            126,704         24.86               2.33            141,641           25.19            3.04
                             ---------------   -----------     --------------    ---------------   -------------   -------------
                                     181,655         35.64               2.01            187,221           33.30            2.72
Certificate accounts.....            328,024         64.36               5.97            374,973           66.70            5.27
                             ---------------   -----------     --------------    ---------------   -------------   -------------
                             $       509,679        100.00%              4.69%           562,194          100.00%           4.12%
                             ===============   ===========     ==============    ===============   =============   =============

                             Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000
                                  (unaudited)

4. Deposits (continued)

At June 30, 2000 and December 31, 1999, brokered deposits accounted for approximately $148.3 million and $221.5 million, respectively, of the total certificate accounts shown above.

5. Guaranteed Preferred Beneficial Interests in Company's 10% Junior Subordinated Debentures

On July 30, 1999, Matrix Bancorp Capital Trust I (the "Trust"), a Delaware business trust formed by the Company, completed the sale of $27.5 million of 10% preferred securities. The Trust also issued common securities to the Company and used the net proceeds from the offering to purchase $28.6 million in principal amount of 10% junior subordinated debentures of the Company due September 30, 2029. The junior subordinated debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after September 30, 2004, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

6. Commitments and Contingencies

At June 30, 2000, the Company had $86.0 million in pipeline and funded loans offset with mandatory forward commitments of $53.3 million and nonmandatory forward commitments of $6.6 million.

As of June 30, 2000, the Company had identified and hedged approximately $500.1 million of its mortgage servicing portfolio using a program of exchange-traded futures and options. At June 30, 2000, the realized deferred losses and the unrealized deferred gains of the open positions netted to approximately $2.2 million.

7. Segment Information

                                                                                                  Servicing
                                               Traditional               Mortgage                Brokerage and
                                                 Banking                 Banking                  Consulting
                                          --------------------     ---------------------      ---------------------
                                                                        (in thousands)
Quarter ended June 30, 2000:
Revenues from external customers:
  Interest income....................     $             21,533     $               1,225      $                   -
  Noninterest income.................                    3,267                     5,173                      2,163

Intersegment revenues................                      163                     1,081                        113

Segment profit (loss)................                    3,613                      (520)                       750

Quarter ended June 30, 1999:
Revenues from external customers:
  Interest income....................     $             15,312     $               1,241      $                   -
  Noninterest income.................                    3,573                     6,480                      2,631

Intersegment revenues................                       14                       361                        202

Segment profit (loss)................                    7,647                    (1,712)                     1,022

                             Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                                 June 30, 2000
                                  (unaudited)

7. Segment Information (continued)

                                                                         Servicing
                                        Traditional     Mortgage        Brokerage and
                                          Banking        Banking         Consulting
                                        -----------     ---------       -------------
                                                      (in thousands)
Six months ended June 30, 2000:
Revenues from external customers:
  Interest income....................   $    42,490     $   1,927       $          -
  Noninterest income.................         6,492        10,703               3,464

Intersegment revenues................           168         2,282                 179

Segment profit (loss)................         9,304          (616)                856

Six months ended June 30, 1999:
Revenues from external customers:
  Interest income....................   $    30,954     $   2,515   $              -
  Noninterest income.................         5,599        13,176               5,635

Intersegment revenues................            78           700                 452

Segment profit (loss)................        14,687        (3,545)              2,200

                                                          Quarter Ended June 30,         Six Months Ended June 30,
                                                        --------------------------      --------------------------
                                                           2000            1999            2000            1999
                                                        ----------      ----------      ----------      ----------
                                                                            (in thousands)
Profit:
Total profit for reportable segments...............     $    3,843      $    6,957      $    9,544      $   13,342
Other loss.........................................         (3,442)         (2,569)         (6,624)         (4,858)
Adjustment of intersegment loss in consolidation...             84             (89)             78            (285)
                                                        ----------      ----------      ----------      ----------
Income before income taxes.........................     $      485      $    4,299      $    2,998      $    8,199
                                                        ==========      ==========      ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Matrix Bancorp, Inc. (occasionally referred to in this document, on a consolidated basis, as "we," "our," "Matrix Bancorp" or the "Company") is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, mortgage banking and trust activities. Our traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. Our mortgage banking activities consist of purchasing and selling residential mortgage loans and residential mortgage servicing rights; offering brokerage, consulting and analytical services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; originating residential mortgages; and providing real estate management and disposition services. Our trust activities focus primarily on the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts, as well as offering specialized custody and clearing services to banks, trust companies, broker-dealers, third party administrators and investment professionals. Our primary operating subsidiaries are: Matrix Capital Bank; Matrix Financial Services Corporation; Sterling Trust Company; United Financial, Inc.; United Special Services, Inc.; ABS School Business Services, L.L.C.; and First Matrix Investment Services Corporation.

The principal components of our revenues consist of:

 .  net interest income recorded by Matrix Bank;

 .  loan administration fees generated by Matrix Financial and Matrix Bank;

 . brokerage and consulting and real estate disposition services fees realized by United Financial and United Special Services, respectively;

 . loan origination fees and gains on sales of mortgage loans generated by Matrix Bank and Matrix Financial;

 .  trust service fees generated by Sterling Trust; and

 .  administrative school service fees earned by ABS.

Our results of operations are influenced by changes in interest rates and the effect of these changes on our interest spreads, the volume of loan originations, mortgage loan prepayments, the value of mortgage servicing portfolios and brokerage activities.

Effective August 1, 2000, Matrix Bancorp sold the stock of United Capital Markets, Inc. to the officers of United Capital. The stock was sold at book value and, as a result, there was no gain or loss realized by Matrix Bancorp from the sale. As part of the sale, United Financial entered into a perpetual licensing agreement and revenue sharing agreement with United Capital, which will allow for United Financial to offer hedging strategies for mortgage servicing assets to its clients and to share in the fees charged to its clients by United Capital.

In addition, effective August 1, 2000, Matrix Financial, the Company's mortgage banking operations, was moved underneath Matrix Bank. See "Liquidity and Capital Resources" for additional discussion.

Forward-Looking Information

Certain statements contained in this quarterly report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "predict," "believe," "plan," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this quarterly report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: third party claims or actions in relation to the ongoing or future bankruptcies filed by persons or entities such as MCA Mortgage Corp. or Harbor Financial Mortgage Corporation; interest rate fluctuations; level of delinquencies; defaults and prepayments; general economic conditions; competition; government regulation; possible future litigation; the actions or inactions of third parties, including those that are parties to the Harbor and MCA Mortgage Corp. bankruptcies or litigation related thereto; unanticipated developments in connection with the bankruptcy actions or litigation described above, including judicial variation from existing legal precedent and the decision by one or more parties to appeal decisions rendered; the risks and uncertainties discussed elsewhere in this quarterly report and in our current report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2000; and the uncertainties set forth from time to time in our periodic reports, filings and other public statements.

Comparison of Results of Operations for the Quarters Ended June 30, 2000 and
1999

Net Income; Return on Average Equity. Net income, including non-recurring charges, decreased $2.5 million, or 88.0%, to $334,000, or $.05 per diluted share, for the quarter ended June 30, 2000 as compared to $2.8 million, or $.41 per share, for the quarter ended June 30, 1999. Return on average equity decreased to 2.1% for the quarter ended June 30, 2000 as compared to 21.1% for the quarter ended June 30, 1999. Excluding non-recurring charges, net income decreased $556,000, or 19.9%, to $2.2 million for the quarter ended June 30, 2000 and earnings per share and return on average equity were $.33 per diluted share and 14.3%, respectively.

Non-recurring charges of $.28 per share consisted of, among other items, expenses, losses and reserves established in connection with the settlement of our involvement in the previously disclosed bankruptcy proceedings of Harbor Financial Mortgage Corp. and its affiliated entities (collectively, "Harbor") and amounts recorded for estimated losses on loans we acquired under a purchase/repurchase facility. The Harbor settlement, which was approved by the bankruptcy court on July 28, 2000, involves cash payments of approximately $6.0 million to be made by the Company to the trustee and the consortium of lenders under Harbor's warehouse credit facility to "globally" settle all existing issues surrounding the bankruptcy. See additional information pertaining to the Harbor bankruptcy and related litigation in "Legal Proceedings."

Net Interest Income. Net interest income before provision for loan and valuation losses increased $123,000, or 1.7%, to $7.2 million for the quarter ended June 30, 2000 as compared to $7.1 million for the quarter ended June 30, 1999. Our net interest margin decreased 85 basis points to 2.48% for the quarter ended June 30, 2000 from 3.33% for the quarter ended June 30, 1999 and interest rate spread decreased to 2.10% for the quarter ended June 30, 2000 from 2.98% for the quarter ended June 30, 1999. The increase in net interest income before provision for loan and valuation losses was due to a 36.8% increase in average interest-earning assets between the two comparable quarters, combined with an increase in the yield on our interest-earning assets to 8.20% for the quarter ended June 30, 2000 as compared to 8.07% for the quarter ended June 30, 1999. The increase in the yield on interest-earning assets was due primarily to a special dividend received from the Federal Home Loan Bank on its stock owned by Matrix Bank. These increases were offset by decreases in net interest margin and interest rate spread for the second quarter of 2000 that were attributable to an increase in the cost of interest-bearing liabilities to 6.10% for the quarter ended June 30, 2000 as compared to 5.09% for the quarter ended June 30, 1999, as well as a 38.1% increase in average interest-bearing liabilities. The increase in the cost of interest-bearing liabilities was driven by increases in short-term interest rates, which have significantly affected the rates paid by Matrix Bank for Federal Home Loan Bank borrowings and certificates of deposit, including brokered certificates of deposit, the rates paid by Matrix Financial for its warehouse debt, which fluctuates with the federal funds rate, and has increased the portion of the holding company debt that is indexed to the prime rate. Additionally, we have had to replace third party title deposits that were deposited with Matrix Bank in late 1998 and early 1999 with higher rate liabilities such as Federal Home Loan Bank borrowings and brokered certificates of deposit.

Compared to the previous quarter ended March 31, 2000, we are beginning to see an increase in the yield on our interest-earning assets due to our strategy of acquiring predominantly adjustable rate loans, as these loans are undergoing periodic interest rate adjustments. It is anticipated that these periodic rate adjustments will generally continue to occur over the next 12 months in order to adjust to the short-term interest rate increases mentioned above. We continue to acquire adjustable rate loans in favor of fixed rate loans despite the short-term compression it creates in our margins, as adjustable rate loans generally
have less interest rate risk.   For a tabular presentation of the changes in net
interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities, as well as changes in interest rates, see "-- Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. The provision for loan and valuation losses increased $310,000 to $985,000 for the quarter ended June 30, 2000 as compared to $675,000 for the quarter ended June 30, 1999. The increases in the provision for both the quarter and six months ended June 30, 2000 were due to a loan loss provision recorded at Matrix Financial. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "--Asset Quality--Nonperforming Assets."

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees increased $316,000, or 5.6%, to $5.9 million for the quarter ended June 30, 2000 as compared to $5.6 million for the quarter ended June 30, 1999. Loan administration fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio had an average balance of $5.4 billion for both of the quarters ended June 30, 2000 and 1999, however, there was an increase in the actual service fee rate (including all ancillary income) to 0.44% for the second quarter of 2000 as compared to 0.42% for the second quarter of 1999.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage servicing rights.
Brokerage fees decreased $512,000, or 29.3%, to $1.2 million for the quarter ended June 30, 2000 as compared to $1.7 million for the quarter ended June 30, 1999. The decrease in brokerage fees was the result of a decrease in mortgage servicing rights brokered which, in terms of aggregate unpaid principal balances on the underlying loans, decreased to $6.5 billion for the quarter ended June 30, 2000 from $13.8 billion for the quarter ended June 30, 1999. The decrease in mortgage servicing rights brokered was primarily due to decreased originations in the industry as a result of the higher interest rates in 2000 as compared to 1999, which resulted in lower amounts of servicing rights being delivered to purchasers by sellers under flow servicing contracts brokered by United Financial. Due to current market conditions for mortgage servicing rights, we are unable to predict the volume of mortgage servicing rights that United Financial will broker in the future. In addition, brokerage fees vary from quarter to quarter as the timing of servicing sales is dependent upon the seller's need to recognize a sale or to receive cash flows.

Trust Services. Trust service fees were consistent between the two comparable quarters with a $22,000 decrease for the quarter ended June 30, 2000. Trust accounts under administration at Sterling Trust increased to 38,056 at June 30, 2000 from 37,650 at June 30, 1999 and total assets under administration increased to almost $3.4 billion at June 30, 2000 from approximately $2.3 billion at June 30, 1999. Most of the growth in accounts and assets under administration occurred in third party administrator accounts, which relate to custodial business generated for Sterling Trust by our 50% owned joint venture, Matrix Settlement & Clearance Services, L.L.C.

Real Estate Disposition Services. Real estate disposition services represents fees earned by United Special Services for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions. Real estate disposition service income increased $68,000, or 7.6%, to $961,000 for the quarter ended June 30, 2000 as compared to $893,000 for the quarter ended June 30, 1999.

Gain on Sale of Loans. Gain on sale of loans decreased $1.1 million to $26,000 for the quarter ended June 30, 2000 as compared to $1.2 million for the quarter ended June 30, 1999. Gain on sale of loans can fluctuate significantly from quarter to quarter and year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell.

Loan Origination. Loan origination income includes all mortgage loans fees, secondary marketing activity on new loan originations and servicing release premiums on new originations sold, net of origination costs. Loan origination income increased $155,000, or 8.9%, to $1.9 million for the quarter ended June 30, 2000 as compared to $1.8 million for the quarter ended June 30, 1999. The increase in loan origination income resulted from increased prepayment penalty fee income and increased revenues from the sale of the guaranteed portion of Small Business Administration loans originated by Matrix Bank, which offset the decrease in wholesale residential mortgage loan production to $96.9 million for the quarter ended June 30, 2000 as compared to $124.9 million for the quarter ended June 30, 1999.

Other Income. Other income increased $145,000, or 4.4%, to $3.5 million for the quarter ended June 30, 2000 as compared to $3.3 million for the quarter ended June 30, 1999. The increase in other income was primarily due to an $824,000 gain from the sale of a Company-owned building and a $692,000 increase in whole loan brokerage income. These increases were offset by a $1.2 million decrease in consulting income earned by UCM, which is a direct result of the current interest rate environment.

Noninterest Expense. Noninterest expense increased $2.7 million, or 14.9%, to $20.5 million for the quarter ended June 30, 2000 as compared to $17.8 million for the quarter ended June 30, 1999. This increase was predominantly due to increases in other general and administrative expense as a result of the previously mentioned Harbor settlement and estimated losses on loans acquired under a purchase/repurchase facility. Additionally, the Company incurred an increase in compensation and benefits expense and saw the continuation of increased professional fees from the previous quarter. These increases were offset by a decrease in the amortization of mortgage servicing rights. The following table details the major components of noninterest expense for the periods indicated:

                                                            Quarter Ended
                                                               June 30,
                                                        --------------------
                                                          2000        1999
                                                        --------    --------
                                                           (in thousands)

  Compensation and employee benefits..................  $  8,106    $  7,314
  Amortization of mortgage servicing rights...........     2,521       4,784
  Occupancy and equipment.............................     1,159         918
  Postage and communication...........................       650         606
  Professional fees...................................     1,249         498
  Data processing.....................................       576         378
  Other general and administrative....................     6,201       3,318
                                                        --------    --------
     Total............................................  $ 20,462    $ 17,816
                                                        ========    ========

Compensation and employee benefits expense increased $792,000, or 10.8%, to $8.1 million for the quarter ended June 30, 2000 as compared to $7.3 million for the quarter ended June 30, 1999. This increase was primarily the result of growth and expansion at Matrix Bank and ABS. The Company experienced an increase of 47 employees to 612 employees at June 30, 2000 as compared to 565 employees at June 30, 1999.

Amortization of mortgage servicing rights decreased $2.3 million, or 47.3%, to $2.5 million for the quarter ended June 30, 2000 as compared to $4.8 million for the quarter ended June 30, 1999. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the higher interest rates prevalent in the market, prepayment speeds on our servicing portfolio have decreased to an average of 12.7% for the quarter ended June 30, 2000 as compared to 24.7% for the quarter ended June 30, 1999.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other expenses, increased $4.1 million, or 72.0%, to $9.8 million for the quarter ended June 30, 2000 as compared to $5.7 million for the quarter ended June 30, 1999. This increase was primarily attributable to the non-recurring charges mentioned above, which were recorded predominantly in other general and administrative expense. Included in those non-recurring charges are the legal fees associated with the Harbor bankruptcy. Additionally, the Company incurred an additional $320,000 in legal fees related to litigation involving Sterling Trust. For additional information on the Harbor and Sterling Trust litigation, see "Legal Proceedings."

Provision for Income Taxes. Our provision for income taxes decreased by $1.4 million to $151,000 for the quarter ended June 30, 2000 as compared to $1.5 million for the quarter ended June 30, 1999.

Comparison of Results of Operations for the Six Months Ended June 30, 2000 and 1999

Net Income; Return on Average Equity. Net income decreased $3.4 million, or 64.4%, to $1.9 million, or $.28 per diluted share, for the six months ended June 30, 2000 as compared to $5.3 million, or $.77 per diluted share, for the six months ended June 30, 1999. Returns on average equity were 6.1% and 20.5% for the six months ended

June 30, 2000 and 1999, respectively. The decrease in net income relates primarily to the $.28 per share of non-recurring charges and legal expenses related to litigation involving Sterling Trust incurred during the second quarter of 2000, as well as the $.10 per share of legal expenses incurred during the first quarter of 2000 related to the Harbor bankruptcy and Sterling Trust litigation. See additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2000 and 1999."

Net Interest Income. Net interest income before provision for loan and valuation losses decreased $387,000, or 2.7%, to $13.9 million for the six months ended June 30, 2000 as compared to $14.3 million for the six months ended June 30, 1999. Our net interest margin decreased to 2.40% for the six months ended June 30, 2000 as compared to 3.33% for the six months ended June 30, 1999. Additionally, the interest rate spread decreased to 2.06% for the six months ended June 30, 2000 from 3.06% for the six months ended June 30, 1999. The decreases in net interest income before provision for loan and valuation losses, net interest margin and interest rate spread for the six months ended June 30, 2000 were attributable to the following: a decrease in the yield on our interest-earning assets to 7.99% for the six months ended June 30, 2000 from 8.10% for the six months ended June 30, 1999, which was primarily driven by a decrease in our loan portfolio yield to 8.04% for the six months ended June 30, 2000 from 8.23% for the six months ended June 30, 1999, and an increase in the cost of interest-bearing liabilities to 5.93% for the six months ended June 30, 2000 from 5.04% for the six months ended June 30, 1999. The decrease in the yield on our loan portfolio has mainly resulted from our acquisition of predominantly adjustable rate mortgages and the increase in the cost of our liabilities as a result of short-term interest rate increases which occurred during the first half of 2000. The adjustable rate mortgages acquired generally should adjust to higher interest rates over the next 12 to 18 months in the current interest environment. For additional discussion concerning short-term interest rate increases and our acquisition of adjustable rate loans, see "Comparison of Results of Operations for the Quarters Ended June 30, 2000 and 1999--Net Interest Income." For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. Provision for loan and valuation losses increased $320,000 to $1.7 million for the six months ended June 30, 2000 as compared to $1.4 million for the six months ended June 30, 1999. As previously mentioned, this increase was primarily attributable to a loan loss provision recorded at Matrix Financial.

Loan Administration. Loan administration fees increased $1.3 million, or 12.2%, to $12.2 million for the six months ended June 30, 2000 as compared to $10.9 million for the six months ended June 30, 1999. Loan administration fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. The mortgage servicing portfolio increased to an average balance of $5.4 billion for the six months ended June 30, 2000 as compared to an average balance of $5.1 billion for the six months ended June 30, 1999. The actual service fee rates (including all ancillary income) were consistent for the comparable six month periods at 0.42%.

Brokerage Fees. Brokerage fees decreased $1.3 million, or 38.5%, to $2.1 million for the six months ended June 30, 2000 as compared to $3.4 million for the six months ended June 30, 1999. The decrease in brokerage fees was the result of a decrease in mortgage servicing rights brokered which, in terms of aggregate unpaid principal balances on the underlying loans, decreased to $13.8 billion during the six months ended June 30, 2000 from $30.6 billion for the six months ended June 30, 1999. Please see additional discussion regarding the effect of increased interest rates in 2000 on the volume of mortgage servicing brokered under "Comparison of Results of Operations for the Quarters Ended June 30, 2000 and 1999--Brokerage Fees."

Trust Services. Trust service fees were consistent between the two comparable six-month periods with a $40,000 decrease for the six months ended June 30, 2000.

Real Estate Disposition Services. Real estate disposition service income increased $372,000, or 22.2%, to $2.0 million for the six months ended June 30, 2000 as compared to $1.7 million for the quarter ended June 30, 1999.

Gain on Sale of Loans. Gain on sale of loans decreased $800,000 to $890,000 for the six months ended June 30, 2000 as compared to $1.7 million for the six months ended June 30, 1999. Gain on the sale of loans can fluctuate significantly from quarter to quarter and from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell.

Loan Origination. Loan origination income decreased $632,000, or 17.1%, to $3.1 million for the six months ended June 30, 2000 as compared to $3.7 million for the six months ended June 30, 1999. The decrease resulted from a decrease in wholesale production to $170.7 million for the six months ended June 30, 2000 as compared to $259.7 million for the six months ended June 30, 1999, but was offset slightly by increased prepayment penalty fee income and increased revenues on the sale of the guaranteed portions of Small Business Administration loans originated by Matrix Bank.

Other Income. Other income decreased $320,000, or 5.3%, to $5.7 million for the six months ended June 30, 2000 as compared to $6.0 million for the six months ended June 30, 1999. The decrease in other income for the six month period ended June 30, 2000 was primarily driven by a $1.1 million decrease in revenues earned by UCM, which is a direct result of the current interest rate environment, and a decrease of approximately $1.8 million in miscellaneous fee income from certain financing transactions that were in place in 1999, but for which there were not any similar transactions in 2000. Offsetting these decreases, were the following items:

 . an $1.2 million gain from the sale of some equipment and a Company-owned building;

 .  a $657,000 increase in school services income earned by ABS;

 .  a $394,000 increase in whole loan brokerage income; and

 .  a $256,000 increase in bank fees earned by Matrix Bank.

Noninterest Expense. Noninterest expense increased $3.1 million, or 8.9%, to $37.8 million for the six months ended June 30, 2000 as compared to $34.7 million for the six months ended June 30, 1999. This increase was primarily due to an increase in other general and administrative expense related to the non-recurring charges taken in the second quarter of 2000, increased professional fees due to legal expenses incurred in the first six months of 2000, both of which were previously discussed, and increased compensation and benefits expense. These increases were offset by a decrease in the amortization of mortgage servicing rights. The following table details the major components of noninterest expense for the periods indicated:

                                                          Six Months Ended
                                                               June 30,
                                                        ---------------------
                                                          2000         1999
                                                        --------     --------
                                                           (in thousands)

  Compensation and employee benefits..................  $ 16,084     $ 14,183
  Amortization of mortgage servicing rights...........     4,965        9,510
  Occupancy and equipment.............................     2,237        1,756
  Postage and communication...........................     1,363        1,275
  Professional fees...................................     2,583          798
  Data processing.....................................     1,129          703
  Other general and administrative....................     9,398        6,450
                                                        --------     --------
     Total............................................  $ 37,759     $ 34,675
                                                        ========     ========

Compensation and employee benefits increased $1.9 million, or 13.4%, to $16.1 million for the six months ended June 30, 2000 as compared to $14.2 million for the six months ended June 30, 1999. This increase was primarily the result of growth at all of the Company's subsidiaries, most predominately, however, was the growth at ABS, Matrix Bank and Matrix Financial.

Amortization of mortgage servicing rights decreased $4.5 million, or 47.8% to $5.0 million for the six months ended June 30, 2000 as compared to $9.5 million for the six months ended June 30, 1999. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. Our prepayment rates on our servicing portfolio averaged 11.6% for the six months ended June 30, 2000 as compared to 25.6% for the six months ended June 30, 1999.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other general and administrative expenses increased $5.7 million, or 52.2%, to $16.7 million for the six months ended June 30, 2000 as compared to $11.0 million for the six months ended June 30, 1999. This increase was primarily attributable to the non-recurring second quarter charges mentioned above, which were recorded predominantly in other general and administrative expense, but was also due to the increased legal fees incurred in the first half of 2000 related to the Harbor bankruptcy and the litigation involving Sterling Trust. For additional information on litigation, see "Legal Proceedings."

Provision for Income Taxes. The provision for income taxes decreased by $1.8 million to $1.1 million for the six months ended June 30, 2000 as compared to $2.9 million for the six months ended June 30, 1999.

Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Average interest rate information for the quarters and six months ended June 30, 2000 and 1999 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

                                                                         Quarter Ended
                                                                            June 30,
                                       -----------------------------------------------------------------------------------
                                                          2000                                         1999
                                       ---------------------------------------      --------------------------------------
                                         Average                       Average        Average                      Average
                                         Balance        Interest        Rate          Balance        Interest       Rate
                                       ----------       --------       -------      ----------       --------      -------
Assets                                                               (dollars in thousands)
Interest-earning assets:
  Loans, net......................     $1,088,121        $22,326         8.21%      $  822,798        $16,870         8.20%
  Mortgage-backed securities......         26,814            482         7.19                -              -            -
  Interest-earning deposits.......         28,228            380         5.38           13,725            120         3.50
  Federal Home Loan Bank stock....         23,012            729        12.67           15,857            207         5.22
                                       ----------        -------       ------       ----------        -------       ------
    Total interest-earning
      assets......................      1,166,175         23,917         8.20          852,380         17,197         8.07

Noninterest-earning assets:
  Cash............................         15,272                                       22,384
  Allowance for loan and valuation
    losses........................         (6,923)                                      (4,195)
  Premises and equipment..........         10,802                                       10,778
  Other assets....................        116,521                                      133,590
                                       ----------                                   ----------
    Total noninterest-earning
      assets......................        135,672                                      162,557
                                       ----------                                   ----------

    Total assets..................     $1,301,847                                   $1,014,937
                                       ==========                                   ==========

Liabilities & Shareholders' Equity
Interest-bearing liabilities:
  Passbook accounts...............     $    2,925             25         3.42       $    2,728             24         3.52
  Money market and NOW accounts...        151,706            882         2.33          235,827          1,781         3.02
  Certificates of deposit.........        387,955          5,903         6.09          264,009          3,384         5.13
  Federal Home Loan Bank
    borrowings....................        389,083          6,000         6.17          121,001          1,490         4.93
  Borrowed money..................        162,412          3,880         9.56          168,911          3,414         8.09
                                       ----------        -------       ------       ----------        -------       ------
    Total interest-bearing
      liabilities.................      1,094,081         16,690         6.10          792,476         10,093         5.09
                                       ----------        -------       ------       ----------        -------       ------

Noninterest-bearing liabilities:
  Demand deposits (including
    custodial escrow balances)....        129,292                                      150,989
  Other liabilities...............         15,937                                       18,579
                                       ----------                                   ----------
    Total noninterest-bearing
      liabilities.................        145,229                                      169,568
Shareholders' equity..............         62,537                                       52,893
                                       ----------                                   ----------

Total liabilities and
 shareholders' equity.............     $1,301,847                                   $1,014,937
                                       ==========                                   ==========
Net interest income before provision
  for loan and valuation losses...                       $ 7,227                                      $ 7,104
                                                         =======                                      =======

Interest rate spread..............                                       2.10%                                        2.98%
                                                                       ======                                       ======

Net interest margin...............                                       2.48%                                        3.33%
                                                                       ======                                       ======

Ratio of average interest-earning
  assets to average interest-bearing
  liabilities....................                                      106.59%                                      107.56%
                                                                       ======                                       ======






                                                                       Six Months Ended
                                                                            June 30,
                                       -----------------------------------------------------------------------------------
                                                          2000                                         1999
                                       ---------------------------------------      --------------------------------------
                                         Average                       Average        Average                      Average
                                         Balance        Interest        Rate          Balance        Interest       Rate
                                       ----------       --------       -------      ----------       --------      -------
Assets                                                               (dollars in thousands)
Interest-earning assets:
  Loans, net......................     $1,096,071        $44,067         8.04%      $  828,429       $34,108         8.23%
  Mortgage-backed securities......         18,001            645         7.17                -             -            -
  Interest-earning deposits.......         27,399            699         5.10           15,608           274         3.51
  Federal Home Loan Bank stock....         22,715          1,071         9.43           15,752           420         5.33
                                       ----------        -------       ------       ----------        -------       ------
    Total interest-earning
      assets......................      1,164,186         46,482         7.99          859,789         34,802         8.10

Noninterest-earning assets:
  Cash............................         14,443                                       20,146
  Allowance for loan and valuation
    losses........................         (6,686)                                      (3,839)
  Premises and equipment..........         10,865                                       10,667
  Other assets....................        118,141                                      130,468
                                       ----------                                   ----------
    Total noninterest-earning
      assets......................        136,763                                      157,442
                                       ----------                                   ----------

    Total assets..................     $1,300,949                                   $1,017,231
                                       ==========                                   ==========

Liabilities & Shareholders' Equity
Interest-bearing liabilities:
  Passbook accounts...............     $    2,884             49         3.40       $    2,760             48         3.48
  Money market and NOW accounts...        156,496          1,824         2.33          252,370          3,944         3.13
  Certificates of deposit.........        388,278         11,593         5.97          248,009          6,392         5.16
  Federal Home Loan Bank
    borrowings....................        396,235         11,866         5.99          138,136          3,388         4.91
  Borrowed money..................        152,589          7,205         9.44          170,727          6,698         7.85
                                       ----------        -------       ------       ----------        -------       ------
    Total interest-bearing
      liabilities.................      1,096,482         32,537         5.93          812,002         20,470         5.04
                                       ----------        -------       ------       ----------        -------       ------

Noninterest-bearing liabilities:
  Demand deposits (including
    custodial escrow balances)....        126,367                                      132,192
  Other liabilities...............         16,352                                       21,319
                                       ----------                                   ----------
    Total noninterest-bearing
      liabilities.................        142,719                                      153,511
Shareholders' equity..............         61,748                                       51,718
                                       ----------                                   ----------

Total liabilities and
 shareholders' equity.............     $1,300,949                                   $1,017,231
                                       ==========                                   ==========
Net interest income before provision
  for loan and valuation losses...                       $13,945                                      $14,332
                                                         =======                                      =======

Interest rate spread..............                                       2.06%                                        3.06%
                                                                       ======                                       ======

Net interest margin...............                                       2.40%                                        3.33%
                                                                       ======                                       ======

Ratio of average interest-earning
  assets to average interest-bearing
  liabilities....................                                      106.17%                                      105.89%
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

                                                                  Quarter Ended                         Six Months Ended
                                                                     June 30,                               June 30,
                                                                   2000 vs 1999                           2000 vs 1999
                                                        ----------------------------------     ----------------------------------
                                                                          Increase (Decrease) Due to Change in
                                                        -------------------------------------------------------------------------
                                                         Volume        Rate        Total        Volume        Rate        Total
                                                        --------     --------     --------     --------     --------     --------
                                                                                     (in thousands)
Interest-earning assets:
  Loans, net..........................................  $  5,438     $     18     $  5,456     $ 10,781     $   (822)    $  9,959
  Mortgage-backed securities..........................       482            -          482          645           -           645
  Interest-earning deposits...........................       172           88          260          266          159          425
  FHLB stock..........................................       125          397          522          238          413          651
                                                        --------     --------     --------     --------     --------     --------
     Total interest-earning assets....................     6,217          503        6,720       11,930         (250)      11,680

Interest-bearing liabilities:
  Passbook accounts...................................         2           (1)           1            2           (1)           1
  Money market and NOW accounts.......................      (548)        (351)        (899)      (1,269)        (851)      (2,120)
  Certificates of deposit.............................     1,799          720        2,519        4,071        1,130        5,201
  FHLB borrowings.....................................     4,049          461        4,510        7,581          897        8,478
  Borrowed money......................................      (135)         601          466         (760)       1,267          507
                                                        --------     --------     --------     --------     --------     --------
     Total interest-bearing liabilities...............     5,167        1,430        6,597        9,625        2,442       12,067
                                                        --------     --------     --------     --------     --------     --------

Change in net interest income before provision
  for loan and valuation losses.......................  $  1,050     $   (927)    $    123     $  2,305     $ (2,692)    $   (387)
                                                        ========     ========     ========     ========     ========     ========

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

                                                          June 30,      December 31,      June 30,
                                                            2000           1999             1999
                                                        ------------    ------------    ------------
                                                                  (dollars in thousands)
Nonaccrual mortgage loans.........................      $     18,257    $     20,185    $      6,888
Nonaccrual commercial loans and direct financing
 leases...........................................             4,072           5,301           6,972
Nonaccrual consumer loans.........................               131             155             164
                                                        ------------    ------------    ------------
 Total nonperforming loans........................            22,460          25,641          14,024
Foreclosed real estate............................             2,315             800           1,571
                                                        ------------    ------------    ------------
 Total nonperforming assets.......................      $     24,775    $     26,441    $     15,595
                                                        ============    ============    ============

                                                          June 30,      December 31,      June 30,
                                                            2000           1999             1999
                                                        ------------    ------------    ------------
Total nonperforming loans to total loans..........              2.08%           2.31%           1.67%
                                                        ============    ============    ============
Total nonperforming assets to total assets........              1.91%           2.06%           1.51%
                                                        ============    ============    ============
Ratio of allowance for loan and valuation losses
 to total nonperforming loans.....................             33.30%          24.78%          32.16%
                                                        ============    ============    ============

As of June 30, 2000, we had approximately $190,000 of non-government accruing loans that were contractually past due 90 days or more. We accrue interest on government-sponsored loans such as Federal Housing Administration insured and Veteran's Administration guaranteed loans which are past due 90 or more days, as the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $127.4 million, $147.9 million and $170.7 million at June 30, 2000, December 31, 1999 and June 30, 1999, respectively. Nonaccrual mortgage loans as a percentage of total loans were 1.7% at June 30, 2000, 1.8% at December 31, 1999 and 0.8% at June 30, 1999. The increases in late 1999 and 2000 can be primarily attributed to a sub-prime residential portfolio that we acquired on a scheduled interest and scheduled principal remittance with full recourse to the seller/servicer. In October 1999, however, the seller/servicer declared bankruptcy and the servicing was transferred to us. The total principal balance of the portfolio was $14.6 million at June 30, 2000, and approximately $2.7 million was 90 or more days delinquent at that time. We believe that a portion of these delinquencies are a result of the servicing transfer. Associated with these loans, we have a $458,000 reserve, which is not reflected in the general valuation reserve.

The decrease in nonaccrual commercial loans and direct financing leases at June 30, 2000 is primarily related to our origination of tax-exempt lease financing for charter schools for the purchase of real estate and equipment. Several of the charter schools for which we have provided financing encountered enrollment and/or state funding delays, which caused them to become delinquent on their lease obligations to us. However, due to the ever closer start of a new fiscal year for the schools, which begins on July 1, and through the efforts of ABS employees who have worked with several of the schools on their cash flow issues, we were able to remove several schools from nonaccrual status during the second quarter of 2000.

At June 30, 2000, $16.1 million, or 71.5%, of the nonaccrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale." Total loans held for sale at June 30, 2000 were $949.3 million, of which $18.1 million, or 1.9%, were nonaccrual loans.

The percentage of the allowance for loan losses to nonaccrual loans varies widely due to the nature of our portfolio of loans. We analyze the collateral for each nonperforming loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "--Comparison of Results of Operations for the Quarters Ended June 30, 2000 and 1999."

Liquidity and Capital Resources

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The trend of net cash used by our operating activities for the six months ended June 30, 2000 results primarily from growth at Matrix Bank. We anticipate the trend of a net use of cash from operations to continue for the foreseeable future. This anticipation results from the expected growth, albeit less than our historical growth, at Matrix Bank, which we believe, will consist primarily of increased activity in the purchasing of loan and mortgage servicing portfolios. However, due to liquidity and capital availability, we do not anticipate growth to be as significant as in prior periods.

The Company has a bank stock loan agreement, which consists of two components, a $10.0 million term loan and a revolving line of credit of $10.0 million. As of June 30, 2000, the balance of the term loan was $8.6 million and the balance of the revolving line of credit was $2.5 million.

Matrix Bank's future growth is expected to be achieved through deposit growth, brokered deposits, borrowings from the Federal Home Loan Bank and custodial deposits from affiliates. We anticipate that such growth will require additional capital. The capital requirements related to the anticipated growth will in part be fulfilled through retention of earnings, potentially increasing our bank stock loan and future possible debt or equity offerings. Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the Federal Home Loan Bank as its primary source for borrowings. At June 30, 2000, Matrix Bank had overnight and term borrowings from the Federal Home Loan Bank of $437.5 million. To increase its available liquidity, Matrix Bank created a security with approximately $27.2 million of residential loans during the first quarter of 2000, which have a current balance of $26.1 million at June 30, 2000. Matrix Bank is able to pledge these securities with the Federal Home Loan Bank with less of a haircut. Additionally, the market for securities is more liquid than the market for whole loans. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur.

Matrix Bank, a well capitalized institution, had a leverage capital ratio of 6.2% at June 30, 2000. This exceeded the well capitalized leverage capital requirement of 5.0% of adjusted assets by $14.1 million. Matrix Bank's risk-based capital ratio was 11.4% at June 30, 2000, which currently exceeds the well capitalized risk-based capital requirement of 10.0% of risk weighted assets by $9.4 million.

Our principal source of funding for our servicing acquisition activities consists of a line of credit facility provided to Matrix Financial by an unaffiliated financial institution. As of June 30, 2000, Matrix Financial's servicing acquisition facility aggregated $45.0 million, of which $17.6 million was available to be utilized after deducting drawn amounts.

Our principal source of funding for our loan origination business consists of a warehouse line of credit provided to Matrix Financial and a sale/repurchase facility provided to Matrix Financial and ABS by unaffiliated financial institutions. As of June 30, 2000, Matrix Financial's warehouse line of credit facility aggregated $120.0 million, of which $78.4 million was available to be utilized. As of June 30, 2000, the sale/repurchase facility was $25.0 million of which $7.3 million was available to be utilized.

Our principal source of funding for the working capital needs of Matrix Financial consists of working capital facilities provided to Matrix Financial by an unaffiliated financial institution. As of June 30, 2000, Matrix Financial's working capital facilities aggregated $10.0 million, of which $9.1 million was available.

As noted earlier, effective August 1, 2000, Matrix Financial has moved underneath Matrix Bank as a wholly owned subsidiary. The contribution of Matrix Financial increased the capital of Matrix Bank by approximately $25 million, which will provide capital for future growth at Matrix Bank. In addition, effective August 1, through financing provided by Matrix Bank, Matrix Financial paid off its line of credit for the financing on its servicing acquisitions. In addition, Matrix Financial paid off approximately $4 million of higher costing borrowings under its purchase/repurchase facilities.

Effective June 30, 2000, Matrix Financial entered into a 90-day extension of its warehouse agreement. As a result of moving Matrix Financial underneath Matrix Bank, it is anticipated that the terms of the anticipated new warehouse agreement will include significant changes. Generally, it is anticipated that the warehouse agreement will provide financing for its wholesale lending without sub-limits for such items as servicing acquisitions or working lines of credit.

Our principal source of funding for direct financing leases are internal capital, a line of credit facility and a partnership trust with an unaffiliated financial institution. Amounts available under the line of credit facility and the partnership trust are at the lender's sole discretion.

In the ordinary course of business, we make commitments to originate residential mortgage loans and hold originated loans until delivery to an investor.
Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the loans being held for delivery. We mitigate this risk through the use of mandatory and nonmandatory forward commitments to sell loans. As of June 30, 2000, we had $86.0 million in pipeline and funded loans offset with mandatory forward commitments of $53.3 million and nonmandatory forward commitments of $6.6 million. The inherent value of the forward commitments is considered in the determination of the lower of cost or market for such loans.


                          Part II - Other Information

Item 1. Legal Proceedings

Sterling Trust has been named as a defendant in a lawsuit entitled Roderick Adderley, et al. v. Advanced Financial Services, Inc., et al. in the District Court for the 236th Judicial District, Tarrant County, Texas ("Adderley I"). In this matter, Sterling Trust served as custodian for the self-directed IRAs of thirty-five of sixty-nine plaintiffs. The plaintiffs claim to have lost a total of approximately $12 million as a result of the various defendants' activity, including the broker and brokerage firm which allegedly recommended to the plaintiffs how to invest their IRA funds. We believe that Sterling Trust processed each customer's investment directions accurately and appropriately disclosed to each plaintiff who was a Sterling Trust customer that Sterling Trust, acting in its capacity as custodian of a self-directed IRA, has no responsibility for a customer's investment decision. The jury returned an adverse verdict against Sterling Trust with respect to 2 of approximately 12 theories of liability proposed by the plaintiffs in the matter, and the court has signed a judgment for certain of the plaintiffs in the amount of approximately $6.4 million. Sterling Trust believes it has meritorious defenses and intends to vigorously appeal the jury's verdict against which no accrual for loss has been made. The ultimate resolution of the matter, which is expected to occur in 18 to 24 months, could result in a loss up to the $6.4 million plus post-judgment interest. The ultimate legal and financial liability, if any, of Sterling Trust in connection with this matter cannot be estimated with certainty at this time.

Before the verdict in Adderley I, the plaintiffs instituted a lawsuit styled Roderick Adderley, et al. v. Guy A. Gibson, et al. in the District Court of Tarrant County, Texas, seeking to impose joint and several liability on Matrix Bancorp, Inc., The Vintage Group, Inc., Vintage Delaware Holdings, Inc., Guy A. Gibson, D. Mark Spencer and Richard V. Schmitz for the potential liability of Sterling Trust in Adderley I. The defendants have removed the case to federal district court in Fort Worth. Plaintiffs have filed a motion to remand the case to state court, which has yet to be ruled upon by the federal district court. Defendants believe they have adequate defenses and intend to vigorously defend this action, but no assurances can be given that an adverse judgment will not ultimately be rendered or that any adverse judgment would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Sterling Trust and Matrix Bancorp, Inc. have been named as defendants in an action styled Victor Doroski v. David M. Mobley, et al., that was commenced in March of 2000 in the United States District Court for the Southern District of California. The complaint seeks to certify a class action on behalf of approximately 170 investors who purportedly invested $140 million in funds with David M. Mobley and several entities related to Mr. Mobley (the "Mobley Funds"), and alleges that Sterling Trust and Matrix Bancorp violated various provisions of the Commodity Exchange Act. Of the purported approximate 170 investors, Sterling Trust acted as self-directed custodian or self-directed trustee with respect to only approximately 10 account holders in relation to the Mobley Funds, representing a total of approximately $1.5 million in funds invested in the Mobley Funds. Matrix Bancorp never had any dealings with Mobley, the Mobley Funds or the purported class of plaintiffs. Matrix Bancorp and Sterling Trust believe they each have adequate defenses to this action and intend to defend this action vigorously, but no assurances can be given that an adverse judgment will not ultimately be rendered or that any adverse judgment would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Matrix Bancorp and Sterling Trust filed a motion to compel arbitration based upon the specific provisions in the contracts Sterling Trust executed with each account holder, including Mr. Doroski. In July 2000, the court granted Sterling Trust's motion to stay the proceedings and granted Sterling Trust's motion to compel Mr. Doroski to arbitrate his claim.

Sterling Trust is named a defendant in an action styled John A. Redin, et al. v. Sterling Trust Company and Does 1-10 in the Superior Court of the State of California for the County of Los Angeles. The plaintiffs seek to certify a class action on behalf of persons who invested approximately $5,000,000 in promissory notes issued by Personal Choice Opportunities ("PCO"). Sterling Trust, which acted as self-directed custodian of the plaintiffs' IRAs, is alleged to, among other things, have breached its fiduciary duty to the plaintiffs. As of June 30, 2000, the receiver for PCO had made distributions to investors in PCO of approximately 66% of their investment, with another distribution expected in the Fall of 2000. Sterling Trust believes it has adequate defenses and intends to defend this action vigorously, but no assurances can be given that an adverse judgment will not ultimately be rendered or that any adverse judgment would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

On September 24, 1999, Matrix Bank commenced a lawsuit entitled Matrix Capital Bank and Superior Federal Bank, F.S.B. v. Harbor Financial Mortgage Corporation and Guaranty Federal Bank, F.S.B. in the United States District Court for the Northern District of Texas. On October 14, 1999, Harbor Financial Mortgage Corporation and several affiliated entities (collectively referred to as "Harbor" elsewhere in this document) each filed voluntary petitions under Chapter 11 of the Bankruptcy Code, which resulted in this lawsuit being moved to the United States Bankruptcy Court for the Northern District of Texas. The Harbor Bankruptcy proceedings were subsequently converted to Chapter 7, and a permanent Chapter 7 Trustee has been appointed. Guaranty Federal Bank, F.S.B. is the administrative agent for a consortium of lenders to Harbor under Harbor's warehouse facility that was entered into between the lenders and Harbor in late May of 1999. The lawsuit sought a declaration from the court of the rights of the parties in and to certain Department of Housing and Urban Development insurance/guaranty proceeds relating to several pools of Federal Housing Administration/Veteran's Administration mortgage loans acquired from Harbor by Matrix Bank on a servicing retained basis. In its answer and counterclaim, Guaranty alleged prior rights in and to such Department of Housing and Urban Development insurance/guaranty proceeds and claimed that Matrix Bank has converted such proceeds. In August 2000, this action was settled by payment of approximately $2.3 million to the consortium of lenders and assignment of Matrix Bank's unsecured claim to the consortium of lenders.

In July 1999, Matrix Bank's monthly remittance from Harbor, as servicer, related to the above transactions was shorted approximately $5.9 million. As a result, Matrix Bank purchased loans from Harbor in lieu of the payment of the remittance shortfall. Based on management's estimates, Matrix Bank will collect sufficient value from the purchased loans to cover the remittance shortfall. As previously mentioned, on October 14, 1999, within 90 days of the July transaction, Harbor filed bankruptcy. Due to the timing of the bankruptcy, the Chapter 7 trustee might have challenged the July loan purchase under his avoidance powers pursuant to applicable bankruptcy laws. Accordingly, Matrix Bank and the trustee have settled the potential claims by the trustee. In connection with the settlement, Matrix Bank purchased approximately $4.5 million in principal amount in mortgage loans owned by the Harbor estate for 64% of par and, in addition to such purchase price, Matrix Bank paid the trustee approximately $3.8 million.

Prior to Harbor's bankruptcy, Matrix Bank had also purchased approximately $2 million in servicing receivables from Harbor. Approximately $1 million of the servicing receivables should have been remitted to Matrix Bank by Bank United on or about September 10, 1999. Bank United acknowledged that the funds were due, but decided to hold the funds for an undetermined period without giving a specific reason for doing so. As a result, Matrix Bank brought suit against Bank United for the funds in Texas state court. As a result of the Harbor bankruptcy proceedings, the lawsuit was removed to the United States Bankruptcy Court for the Northern District of Texas. This action has been settled by payment from Bank United to Matrix Bank of approximately $880,000. Matrix Bank is also pursuing funds owed by Chase Mortgage for the servicing receivables as well. Matrix Bank believes it is entitled to collect these receivables from Chase Mortgage; however, no assurance can be given that these receivables will in fact be collected.

Item 4. Submission of Matters to a Vote of Security Holders

On May 28, 2000, we held our Annual Meeting of Shareholders. At the Annual Meeting, the shareholders re-elected Mssrs. Piercy and Skiba as directors; Mssrs. Schmitz, Spencer, Gibson, Kloos and Frank continued in office as directors of the Company. Several other motions were voted upon at the meeting. The other motions and the voting results for those motions were:

 .  To increase the number of authorized shares under the Matrix Bancorp, Inc.
   Employee Stock Purchase Plan. With regard to this motion, 5,066,261 of the shares entitled to vote were in favor of this motion, with 55,158 against and 4,375 abstentions.

 . To increase the number of authorized shares under the 1996 Amended and Restated Employee Stock Option Plan. With regard to this motion, 4,699,658 of the shares entitled to vote were in favor of this motion, with 420,760 against and 5,376 abstentions.

 . To ratify the appointment of Ernst & Young LLP as independent auditors for the Company for the 2000 fiscal year. With regard to this motion, 6,309,254 of the shares entitled to vote were in favor of this motion, with 3,901 against and 100 abstentions.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

*10.1 First Amendment to Second Amended and Restated Loan Agreement, dated as of December 28, 1999, but effective as of September 30, 1999, between Matrix Financial Services Corporation, as borrower, Bank One, Texas, N.A., as agent, and certain lenders, as lenders

*10.2 Ninth Amendment to Credit Agreement, dated as of June 30, 2000, between Matrix Bancorp, Inc., as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders

*10.3 Second Amendment to Second Amended and Restated Loan Agreement, dated as of June 30, 2000, between Matrix Financial Services Corporation, as borrower, Bank One, Texas, N.A., as agent, and certain lenders, as lenders

*10.4 Promissory Note, dated as of April 19, 2000, from Thomas M. Piercy, as maker, to the Registrant, as payee

*10.5 Promissory Note, dated as of June 21, 2000, from Thomas M. Piercy, as maker, to the Registrant, as payee

*10.6 Executive Employment Agreement, dated as of April 20, 2000, by and between United Financial, Inc. and Carl G. de Rozario.

*  27   Financial Data Schedule

(b)  Reports on Form 8-K

 . See Form 8-K filed by the Company with the Securities and Exchange Commission on June 30, 2000, reporting various information under Items 5 and 7 thereof

 . See Form 8-K filed by the Company with the Securities and Exchange Commission on July 26, 2000, reporting various information under Items 5 and 7 thereof


______________________
* Filed herewith.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MATRIX BANCORP, INC.



Dated:   August 11, 2000                /s/ Guy A. Gibson
       -----------------------              ------------------------------------

                                            Guy A. Gibson
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Dated:   August 11, 2000                /s/ David W. Kloos
       -----------------------              ------------------------------------

                                            David W. Kloos
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting and
                                            Financial Officer)