Form 10-Q
period 2000-09-30
MATRIX BANCORP INC
filed 2000-11-13
CIK 944725

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on November 6, 2000 was 6,656,241 shares.

                               TABLE OF CONTENTS




                        PART I - FINANCIAL INFORMATION

ITEM 1.      Financial Statements

             Condensed Consolidated Balance Sheets
               September 30, 2000 (unaudited) and December 31, 1999.................   3

             Condensed Consolidated Statements of Income
               Quarters and nine months ended September 30, 2000 and 1999
               (unaudited)..........................................................   4

             Condensed Consolidated Statements of Changes in Shareholders' Equity
               Nine months ended September 30, 2000 and 1999 (unaudited)............   5

             Condensed Consolidated Statements of Cash Flows
               Nine months ended September 30, 2000 and 1999 (unaudited)............   6

             Notes to Unaudited Condensed Consolidated Financial Statements.........   7

ITEM 2.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations................................................  11

                          PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings......................................................  22

ITEM 6.      Exhibits and Reports on Form 8-K.......................................  23

SIGNATURES..........................................................................  24

                        Part I - Financial Information

Item 1.   Financial Statements

                             Matrix Bancorp, Inc.
                     Condensed Consolidated Balance Sheets
                            (dollars in thousands)

                                                                                       September 30,     December 31,
                                                                                            2000            1999
                                                                                      ---------------  --------------
Assets                                                                                  (unaudited)
Cash...............................................................................  $       15,704   $       13,437
Interest-earning deposits..........................................................          43,199           13,172
Mortgage-backed securities held for sale...........................................          72,422                -
Loans held for sale, net...........................................................         906,954          977,751
Loans held for investment, net.....................................................         179,434          125,764
Mortgage servicing rights, net.....................................................          42,099           63,479
Other receivables..................................................................          58,572           44,933
Federal Home Loan Bank of Dallas stock.............................................          27,365           22,414
Premises and equipment, net........................................................           8,609           10,817
Other assets.......................................................................          13,289           11,979
                                                                                     --------------   --------------
Total assets.......................................................................  $    1,367,647   $    1,283,746
                                                                                     ==============   ==============

Liabilities and shareholders' equity
Liabilities:
 Deposits..........................................................................  $      519,028   $      562,194
 Custodial escrow balances.........................................................          94,573           94,206
 Drafts payable....................................................................           3,278            3,070
 Federal Home Loan Bank of Dallas borrowings.......................................         526,450          405,000
 Borrowed money....................................................................         115,850          114,601
 Guaranteed preferred beneficial interests in company's 10% junior subordinated
  debentures.......................................................................          27,500           27,500

 Other liabilities.................................................................          15,249           14,919
 Income taxes payable..............................................................           2,055            1,759
                                                                                     --------------   --------------
Total liabilities..................................................................       1,303,983        1,223,249

Commitments and contingencies

Shareholders' equity:
 Preferred stock, par value $.0001; authorized 5,000,000 shares; no shares outstanding......................................................................
 Common stock, par value $.0001; authorized 50,000,000 shares; issued and outstanding 6,656,241 and 6,759,241 at September 30, 2000 and December 31, 1999,
  respectively.....................................................................               1                1


 Additional paid in capital........................................................          22,785           22,780
 Retained earnings.................................................................          40,666           37,716
 Accumulated other comprehensive income............................................           1,032                -
                                                                                     --------------   --------------
Total paid in capital and retained earnings........................................          64,484           60,497
 Less cost of treasury stock, 103,500 shares at September 30, 2000.................             820                -
                                                                                     --------------   --------------
Total shareholders' equity.........................................................          63,664           60,497
                                                                                     --------------   --------------
Total liabilities and shareholders' equity.........................................  $    1,367,647   $    1,283,746
                                                                                     ==============   ==============

See accompanying notes.

                             Matrix Bancorp, Inc.
                  Condensed Consolidated Statements of Income
              (dollars in thousands except per share information)

                                  (unaudited)

                                                                  Quarter Ended             Nine Months Ended
                                                                  September 30,               September 30,
                                                                2000          1999          2000          1999
                                                           ------------  ------------  ------------  ------------
Interest income
Loans and mortgage-backed securities....................   $    24,027   $    17,425   $    68,739   $    51,533
Interest-earning deposits...............................           796           276         2,566           970
                                                           -----------   -----------   -----------   -----------
Total interest income...................................        24,823        17,701        71,305        52,503
Interest expense
Deposits................................................         6,064         5,401        19,529        15,785
Borrowings..............................................        10,968         5,146        30,040        15,232
                                                           -----------   -----------   -----------   -----------
Total interest expense..................................        17,032        10,547        49,569        31,017
                                                           -----------   -----------   -----------   -----------
Net interest income before provision for loan and
   valuation losses.....................................         7,791         7,154        21,736        21,486
Provision for loan and valuation losses.................         1,600           700         3,270         2,050
                                                           -----------   -----------   -----------   -----------
Net interest income after provision for loan and
   valuation losses.....................................         6,191         6,454        18,466        19,436
Noninterest income
Loan administration.....................................         5,506         6,133        17,727        17,026
Brokerage...............................................         1,695         1,731         3,795         5,149
Trust services..........................................         1,098         1,189         3,547         3,678
Real estate disposition services........................           791           877         2,840         2,555
Gain on sale of loans...................................            95           973           984         2,663
Gain on sale of mortgage servicing rights...............         2,605             -         2,605             -
Loan origination........................................         1,416         1,128         4,490         4,834
Other...................................................         2,134         3,054         7,833         9,073
                                                           -----------   -----------   -----------   -----------
Total noninterest income................................        15,340        15,085        43,821        44,978
Noninterest expense
Compensation and employee benefits......................         8,869         7,351        24,952        21,533
Amortization of mortgage servicing rights...............         2,561         3,873         7,526        13,383
Occupancy and equipment.................................         1,183         1,011         3,420         2,767
Postage and communication...............................           625           679         1,988         1,954
Professional fees.......................................         1,109           464         3,692         1,263
Data processing.........................................           655           448         1,784         1,152
Other general and administrative........................         4,847         3,265        14,245         9,715
                                                           -----------   -----------   -----------   -----------
Total noninterest expense...............................        19,849        17,091        57,607        51,767
                                                           -----------   -----------   -----------   -----------
Income before income taxes..............................         1,682         4,448         4,680        12,647
Provision for income taxes..............................           615         1,662         1,730         4,566
                                                           -----------   -----------   -----------   -----------
Net income..............................................   $     1,067   $     2,786   $     2,950   $     8,081
                                                           ===========   ===========   ===========   ===========

Net income per share....................................   $       .16   $       .41   $       .44   $      1.20
                                                           ===========   ===========   ===========   ===========

Net income per share assuming dilution..................   $       .16   $       .41   $       .43   $      1.18
                                                           ===========   ===========   ===========   ===========

Weighted average shares.................................     6,741,013     6,729,911     6,753,380     6,727,517
                                                           ===========   ===========   ===========   ===========
Weighted average shares assuming dilution...............     6,774,637     6,835,580     6,795,157     6,840,071
                                                           ===========   ===========   ===========   ===========

See accompanying notes.

                              Matrix Bancorp, Inc.
           Condensed Consolidated Statements of Shareholders' Equity
                             (dollars in thousands)

                                  (unaudited)

                                                                                      Accumulated
                                     Common Stock         Additional                    Other            Total
                               ------------------------    Paid In      Retained    Comprehensive    Shareholders'   Comprehensive
                                  Shares       Amount      Capital      Earnings       Income            Equity         Income
                               -----------   ----------  -----------  ------------ ---------------  -------------- ---------------
Nine Months Ended
September 30, 2000
-----------------------
Balance at December 31,
 1999..........................   6,759,241    $      1   $    22,780  $     37,716   $        -     $      60,497

Comprehensive income:

 Net income....................           -           -              -        2,950            -             2,950    $   2,950
 Net unrealized holding gains..           -           -              -            -        1,032             1,032        1,032
                                                                                                                      ---------
Comprehensive income...........                                                                                       $   3,982
                                                                                                                      =========
Purchase of treasury shares....    (103,500)          -              -            -            -              (820)

Issuance of stock related to
 employee stock purchase
 plan and options..............         500           -              5            -            -                 5
                                -----------    --------   ------------   ----------   ----------     -------------
Balance at September 30, 2000..   6,656,241    $      1   $     22,785   $   40,666   $    1,032     $      63,664
                                ===========    ========   ============   ==========   ==========     =============

Nine Months Ended
September 30, 1999
-----------------------
Balance at December 31, 1998...   6,723,911    $      1   $     22,416   $   26,937   $        -     $      49,354

Net income.....................           -           -              -        8,081            -             8,081

Issuance of stock related to
 employee stock purchase
 plan and options..............       6,000           -             65            -            -                65
                                -----------    --------   ------------   ----------   ----------     -------------
Balance at September 30, 1999..   6,729,911    $      1   $     22,481   $   35,018   $        -     $      57,500
                                ===========    ========   ============   ==========   ==========     =============

See accompanying notes.

                              Matrix Bancorp, Inc.
                Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)

                                  (unaudited)

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                             2000               1999
                                                                                        -------------        ------------
Operating activities
Net income.........................................................................     $      2,950         $    8,081
Adjustments to reconcile net income to net cash used by operating activities:
 Depreciation and amortization.....................................................            1,825              3,755
 Provision for loan and valuation losses...........................................            3,270              2,050
 Amortization of mortgage servicing rights.........................................            7,526             13,383
 Unrealized gain on securities.....................................................            1,032                  -
 Gain on sale of loans.............................................................             (984)            (2,663)
 Gain on sale of mortgage servicing rights, net....................................           (2,605)                 -
 Gain on sale of building and equipment............................................           (1,159)                 -
 Loans originated for sale, net of loans sold......................................          (58,252)            66,254
 Loans purchased for sale..........................................................         (170,274)          (382,741)
 Proceeds from sale of loans purchased for sale....................................           84,710            135,292
 Originated mortgage servicing rights, net.........................................            2,237             (1,194)
 Deferred income taxes.............................................................            2,582                  -
 Decrease in other receivables and other assets....................................            3,040                627
 Increase in other liabilities and income taxes payable............................              700                667
                                                                                        ------------         ----------
Net cash used by operating activities..............................................         (123,402)          (156,489)

Investing activities
Loans originated and purchased for investment......................................         (160,036)           (77,952)
Principal repayments on loans......................................................          241,543            217,818
(Purchase) redemption of Federal Home Loan Bank of Dallas stock....................           (4,951)             5,009
Purchases of premises and equipment................................................           (1,831)            (1,897)
Acquisition of mortgage servicing rights...........................................           (4,454)           (26,659)
Hedging of servicing portfolio, net................................................              (92)            (3,076)
Proceeds from sale of building and equipment.......................................            3,664                  -
Proceeds from sale of mortgage servicing rights....................................            2,768                159
                                                                                        ------------         ----------
Net cash provided by investing activities..........................................           76,611            113,402

Financing activities
Net (decrease) increase in deposits................................................          (43,166)            26,578
Net increase in custodial escrow balances..........................................              367             11,335
Increase (decrease) in revolving lines and repurchase agreements, net..............          151,232            (17,982)
Payment of notes payable...........................................................          (30,812)           (29,766)
Payment of subordinated debt.......................................................                -             (2,910)
Proceeds from notes payable........................................................            2,325             33,304
Proceeds from issuance of trust preferred..........................................                -             26,064
Payment of financing arrangements..................................................              (46)               (98)
Purchase of treasury stock.........................................................             (820)                 -
Proceeds from issuance of common stock related to employee stock option plan.......                5                 65
                                                                                        ------------         ----------
Net cash provided by financing activities..........................................           79,085             46,590
                                                                                        ------------         ----------
Increase in cash and cash equivalents..............................................           32,294              3,503
Cash and cash equivalents at beginning of period...................................           26,609             26,785
                                                                                        ------------         ----------
Cash and cash equivalents at end of period.........................................     $     58,903         $   30,288
                                                                                        ============         ==========
Supplemental disclosure of noncash activity
Payable for purchase of mortgage servicing rights..................................     $        906         $    6,766
                                                                                        ============         ==========
Receivable from sale of mortgage servicing rights..................................     $     13,190         $        -
                                                                                        ============         ==========
Supplemental disclosure of cash flow information
Cash paid for interest expense.....................................................     $     49,464         $   30,993
                                                                                        ============         ==========
Cash paid for income taxes.........................................................     $      3,341         $    4,558
                                                                                        ============         ==========

See accompanying notes.

                             Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                              September 30, 2000
                                  (unaudited)


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

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends certain provisions of SFAS 133. These Statements establish accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. These Statements become effective for the Company on January 1, 2001, and, generally, will affect the Company in two principal areas, the hedging activities related to the Company's investment in mortgage servicing rights and the mandatory commitments made by the Company in its wholesale mortgage operations, as well as forward loan sale commitments.

Currently, the Company hedges approximately 12% of its $42.1 million investment in mortgage servicing rights through an investment in exchange-traded futures and options. The Company does not believe it will elect hedge accounting for these instruments under SFAS 133 immediately after adoption on January 1, 2001, and accordingly, will record its outstanding futures and options, if any, at their fair values on January 1, 2001 with subsequent changes in value recognized currently in earnings.

Based on an October 2000 FASB tentative conclusion, loan commitments that relate to the origination or acquisition of mortgage loans that will be held for resale ("pipeline") will be accounted for as derivatives under SFAS 133. Additionally, the Company determined its mandatory forward loan sale commitments meet the SFAS 133 derivative definition, and accordingly, are required to be recorded at fair value as an asset or liability upon adoption of SFAS 133. Pending FASB's deliberation of the loan commitment issue, the Company has not quantified the fair value of the outstanding forward loan sale commitments and pipeline as of September 30, 2000 and is still assessing the potential impact of SFAS 133 in this area. Since the fair values of the pipeline and the forward loan sale commitments used to hedge all or a portion of the pipeline are generally expected to offset each other, the Company does not believe the adoption of SFAS 133, with respect to these instruments, will result in a material impact to the Company's operations in the first quarter of 2001, however, the effects of adoption will largely depend on future market conditions at the time of adoption and cannot be reliably estimated at this time.

                             Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                              September 30, 2000
                                  (unaudited)

2. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:

                                                   Quarter Ended September 30,               Nine Months Ended September 30,
                                                    2000                 1999                   2000                   1999
                                               ---------------     -----------------     ------------------      -----------------
                                                                              (dollars in thousands)
Numerator:
    Net income available to common
      shareholders........................     $         1,067     $           2,786     $            2,950      $           8,081
                                               ===============     =================     ==================      =================

Denominator:
    Weighted average shares outstanding...           6,741,013             6,729,911              6,753,380              6,727,517
    Effect of dilutive securities:........
        Common stock options..............              33,624                96,647                 41,777                101,528
        Common stock warrants.............                   -                 9,022                      -                 11,026
                                               ---------------     -----------------     ------------------      -----------------
    Dilutive potential common shares......              33,624               105,669                 41,777                112,554
                                               ---------------     -----------------     ------------------      -----------------
    Denominator for net income per
      share assuming dilution.............           6,774,637             6,835,580              6,795,157              6,840,071
                                               ===============     =================     ==================      =================

3. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

                                                          Nine Months Ended               Year Ended
                                                            September 30,                December 31,
                                                                 2000                        1999
                                                       -----------------------      ----------------------
                                                            (in thousands)
Balance at beginning of period, net................    $                63,479      $               57,662
Purchases..........................................                      2,197                      19,754
Originated, net....................................                     (2,237)                      1,514
Hedging loss.......................................                         92                       3,257
Amortization.......................................                     (7,526)                    (16,403)
Sales..............................................                    (13,906)                     (2,305)
                                                       -----------------------      ----------------------
Balance at end of period, net......................    $                42,099      $               63,479
                                                       =======================      ======================

Accumulated amortization of mortgage servicing rights aggregated approximately $53.0 million and $45.3 million at September 30, 2000 and December 31, 1999, respectively. The Company's servicing portfolio (excluding subserviced loans) was comprised of the following:

                                                       September 30, 2000                       December 31, 1999
                                             ------------------------------------     ------------------------------------
                                                                     Principal                                Principal
                                                  Number              Balance              Number              Balance
                                                 of Loans           Outstanding           of Loans           Outstanding
                                             ---------------    -----------------     ---------------    -----------------
                                                                       (dollars in thousands)
Freddie Mac...............................            12,189    $         680,615              20,028    $       1,334,058
Fannie Mae................................            26,843            1,398,993              38,779            2,427,053
GNMA......................................            10,571              478,423              11,720              558,086
Other VA, FHA and conventional loans......            18,862            1,513,008              20,032            1,570,518
                                             ---------------    -----------------     ---------------    -----------------
                                                      68,465    $       4,071,039              90,559    $       5,889,715
                                             ===============    =================     ===============    =================

                             Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                              September 30, 2000
                                  (unaudited)

3. Mortgage Servicing Rights (continued)

The Company's custodial escrow balances shown in the accompanying condensed consolidated balance sheets at September 30, 2000 and December 31, 1999 pertain to escrowed payments of taxes and insurance and principal and interest on loans serviced by the Company.

4. Deposits

Deposit account balances are summarized as follows:

                                          September 30, 2000                                  December 31, 1999
                             ----------------------------------------------    -----------------------------------------------
                                                                Weighted                                           Weighted
                                                                 Average                                            Average
                                  Amount          Percent         Rate              Amount          Percent          Rate
                             ---------------   -----------   --------------    ---------------   -------------   -------------
                                                                  (dollars in thousands)
Passbook accounts........    $         3,168          0.61%            3.41%   $         2,793            0.50%           3.48%
NOW accounts.............             75,012         14.45             1.00             42,787            7.61            1.33
Money market accounts....            131,939         25.42             2.33            141,641           25.19            3.04
                             ---------------   -----------   --------------    ---------------   -------------   -------------
                                     210,119         40.48             1.97            187,221           33.30            2.72
Certificate accounts.....            308,909         59.52             6.09            374,973           66.70            5.27
                             ---------------   -----------   --------------    ---------------   -------------   -------------
                             $       519,028        100.00%            4.68%   $       562,194          100.00%           4.12%
                             ===============   ===========   ==============    ===============   =============   =============

At September 30, 2000 and December 31, 1999, brokered deposits accounted for approximately $123.5 million and $221.5 million, respectively, of the total certificate accounts shown above.

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

6. Commitments and Contingencies

At September 30, 2000, the Company had $94.5 million in pipeline and funded loans offset with mandatory forward commitments of $80.2 million and nonmandatory forward commitments of $4.8 million.

As of September 30, 2000, the Company had identified and hedged approximately 12% of its $42.1 million investment in mortgage servicing rights, which equates to a notional balance of $500.1 million of its mortgage loan servicing portfolio using a program of exchange-traded futures and options. At September 30, 2000, the net realized deferred losses and the net unrealized deferred gains of the open positions netted to approximately $1.6 million.

                             Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                              September 30, 2000
                                  (unaudited)

7. Segment Information

                                                                                                           Servicing
                                                     Traditional               Mortgage                  Brokerage and
                                                       Banking                  Banking                    Consulting
                                                --------------------     ---------------------      ----------------------
                                                                             (in thousands)
Quarter ended September 30, 2000:
Revenues from external customers:
 Interest income...........................     $             21,997     $               1,567      $                    -
 Noninterest income........................                    1,434                     8,527                       1,758

Intersegment revenues......................                      847                     1,651                          13

Segment profit.............................                    3,287                     2,405                         335

Quarter ended September 30, 1999:
Revenues from external customers:
 Interest income...........................     $             15,601     $               1,024      $                    -
 Noninterest income........................                    4,139                     5,403                       2,422

Intersegment revenues......................                       41                       852                         210

Segment profit (loss)......................                    7,270                    (1,068)                      1,078

Nine months ended September 30, 2000:
Revenues from external customers:
 Interest income...........................     $             64,487     $               3,494      $                    -
 Noninterest income........................                    7,926                    19,026                       5,222

Intersegment revenues......................                    1,015                     3,933                         144

Segment profit.............................                   12,591                     1,596                       1,191

Nine months ended September 30, 1999:
Revenues from external customers:
 Interest income...........................     $             46,555     $               3,539      $                    -
 Noninterest income........................                    9,738                    18,465                       8,057

Intersegment revenues......................                      119                     1,552                         662

Segment profit (loss)......................                   21,957                    (4,716)                      3,278

                                                        Quarter Ended September 30,      Nine Months Ended September 30,
                                                      -----------------------------    --------------------------------
                                                          2000             1999              2000              1999
                                                      ------------      -----------    --------------      ------------
                                                                                (in thousands)
Profit:
Total profit for reportable segments...............  $       6,027   $        7,280   $        15,378   $        20,519
Other loss.........................................         (4,368)          (2,747)          (10,799)           (7,502)
Adjustment of intersegment loss in consolidation...             23              (85)              101              (370)
                                                      ------------      -----------    --------------      ------------
Income before income taxes.........................  $       1,682   $        4,448   $         4,680   $        12,647
                                                      ============      ===========    ==============      ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Matrix Bancorp, Inc. (occasionally referred to in this document, on a consolidated basis, as "we," "our," "Matrix Bancorp" or the "Company") is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, mortgage banking and trust activities. Our traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. Our mortgage banking activities consist of purchasing and selling residential mortgage loans and residential mortgage servicing rights; offering brokerage, consulting and analytical services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; originating residential mortgages; and providing real estate management and disposition services. Our trust activities focus primarily on the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts, as well as offering specialized custody and clearing services to banks, trust companies, broker-dealers, third party administrators and investment professionals. In addition to the above activities, we also provide administrative services and financing to the charter school industry. Our primary operating subsidiaries are: Matrix Capital Bank; Matrix Financial Services Corporation; Sterling Trust Company; United Financial, Inc.; United Special Services, Inc.; ABS School Services, L.L.C.; and First Matrix Investment Services Corporation.

The principal components of our revenues consist of:

 .  net interest income recorded by Matrix Bank;

 .  loan administration fees generated by Matrix Financial;

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

Effective August 1, 2000, Matrix Bancorp sold the stock of United Capital Markets, Inc. to one of the officers of United Capital. The stock was sold at book value and, as a result, there was no gain or loss realized by Matrix Bancorp from the sale. As part of the sale, United Financial entered into a perpetual licensing agreement and revenue sharing agreement with United Capital, which will allow for United Financial to offer hedging strategies for mortgage servicing assets to its clients and to share in the fees charged to its clients by United Capital.

In addition, effective August 1, 2000, Matrix Financial, the Company's mortgage banking operations, became an operating subsidiary of Matrix Bank. See "Liquidity and Capital Resources" for additional discussion.

Forward-Looking Information

Certain statements contained in this quarterly report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "predict," "believe," "plan," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of future events described in such forward-looking statements in this quarterly report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: third party claims or actions in relation to the ongoing or future bankruptcies of the Company's customers; interest rate fluctuations; level of delinquencies; defaults and prepayments; general economic conditions; competition; government regulation; possible future litigation; the actions or inactions of third parties, including those that are parties to existing bankruptcies of the Company's customers or litigation related thereto; unanticipated developments in connection with the bankruptcy actions or litigation described above, including judicial variation from existing legal precedent and the decision by one or more parties to appeal decisions rendered; the risks and uncertainties discussed elsewhere in this quarterly report and in our current report on Form 8-K, filed with the Securities and Exchange Commission on March 23, 2000; and the uncertainties set forth from time to time in our periodic reports, filings and other public statements.

Comparison of Results of Operations for the Quarters Ended September 30, 2000 and 1999

Net Income; Return on Average Equity. Net income decreased $1.7 million, or 61.7%, to $1.1 million, or $.16 per diluted share, for the quarter ended September 30, 2000 as compared to $2.8 million, or $.41 per share, for the quarter ended September 30, 1999. Return on average equity decreased to 6.7% for the quarter ended September 30, 2000 as compared to 19.9% for the quarter ended September 30, 1999.

Net Interest Income. Net interest income before provision for loan and valuation losses increased $637,000, or 8.9%, to $7.8 million for the quarter ended September 30, 2000 as compared to $7.2 million for the quarter ended September 30, 1999. Our net interest margin decreased 70 basis points to 2.66% for the quarter ended September 30, 2000 from 3.36% for the quarter ended September 30, 1999 and interest rate spread decreased to 2.09% for the quarter ended September 30, 2000 from 2.84% for the quarter ended September 30, 1999. The increase in net interest income before provision for loan and valuation losses was due to a 37.5% increase in average interest-earning assets between the two comparable quarters, combined with an increase in the yield on our interest-earning assets to 8.48% for the quarter ended September 30, 2000 as compared to 8.31% for the quarter ended September 30, 1999. The increase in the yield on interest-earning assets was due primarily to an increase in the yield earned on our loan portfolio to 8.67% for the quarter ended September 30, 2000 as compared to 8.42% for the quarter ended September 30, 1999. These increases were offset by decreases in net interest margin and interest rate spread for the third quarter of 2000 that were attributable to an increase in the cost of interest-bearing liabilities to 6.39% for the quarter ended September 30, 2000 as compared to 5.47% for the quarter ended September 30, 1999, as well as a 38.1% increase in average interest-bearing liabilities. The increase in the cost of interest-bearing liabilities was driven by increases in short-term interest rates, which have significantly affected the rates paid by Matrix Bank for Federal Home Loan Bank borrowings and certificates of deposit, including brokered certificates of deposit, the rates paid by Matrix Financial for its warehouse debt, which fluctuates with short-term rates, and the rates paid by Matrix Bancorp on our bank stock loan, which is indexed to the prime rate.

Compared to earlier this year, we are beginning to see an increase in the yield on our interest-earning assets due to our strategy of acquiring predominantly adjustable rate loans, as these loans are undergoing periodic interest rate adjustments. It is anticipated that these periodic rate adjustments will generally continue to occur over the next 9 to 15 months in order to adjust to the short-term interest rate increases mentioned above. We continue to target primarily adjustable rate loans in favor of fixed rate loans despite the short-term compression it creates in our margins, as adjustable rate loans generally
have less interest rate risk.   For a tabular presentation of the changes in net
interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities, as well as changes in interest rates, see "-- Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. The provision for loan and valuation losses increased $900,000 to $1.6 million for the quarter ended September 30, 2000 as compared to $700,000 for the quarter ended September 30, 1999. The increase in the provision for the quarter ended September 30, 2000 was due to increased loan loss provisions recorded at Matrix Bank and ABS. ABS charged-off a $450,000 loan during the current quarter due to the closing of one of its school customers. Matrix Bank's increased provision is primarily due to an increase in non-residential loans. For a discussion of our allowance for loan losses as it relates to nonperforming assets, see "--Asset Quality-- Nonperforming Assets."

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $627,000, or 10.2%, to $5.5 million for the quarter ended September 30, 2000 as compared to $6.1 million for the quarter ended September 30, 1999. Loan administration fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio had an average balance of $5.2 billion for the quarter ended September 30, 2000 as compared to $5.8 billion for the quarter ended September 30, 1999 and the actual service fee rate (including all ancillary income) was 0.42% for both quarters.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage servicing rights. Brokerage fees were consistent between the comparable quarters with a $36,000 decrease for the quarter ended September 30, 2000. In terms of aggregate unpaid principal balances on the underlying loans, mortgage servicing rights brokered during the quarter ended September 30, 2000 totaled $9.6 billion as compared to $14.7 billion brokered during the quarter ended September 30, 1999. Brokerage fees vary from quarter to quarter as the timing of servicing sales is dependent upon, among other things, prevailing market conditions, and a seller's need to recognize a sale or to receive cash flows.

Trust Services. Trust service fees decreased $91,000, or 7.7%, to $1.1 million for the quarter ended September 30, 2000 as compared to $1.2 million for the quarter ended September 30, 1999. Trust accounts under administration at Sterling Trust increased to 39,458 at September 30, 2000 from 36,539 at September 30, 1999 and total assets under administration increased to over $3.9 billion at September 30, 2000 from approximately $2.1 billion at September 30, 1999. Most of the growth in accounts and assets under administration occurred in third party administrator accounts, which relate to custodial business generated for Sterling Trust by our 50% owned joint venture, Matrix Settlement & Clearance Services, LLC and generally are priced at lower fees based on the level of administration required.

Real Estate Disposition Services. Real estate disposition services represents fees earned by United Special Services for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions. Real estate disposition service income decreased $86,000, or 9.8%, to $791,000 for the quarter ended September 30, 2000 as compared to $877,000 for the quarter ended September 30, 1999.

Gain on Sale of Loans. Gain on sale of loans decreased $878,000 to $95,000 for the quarter ended September 30, 2000 as compared to $973,000 for the quarter ended September 30, 1999. Gain on sale of loans can fluctuate significantly from quarter to quarter and year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell.

Gain on Sale of Mortgage Servicing Rights. Gain on sale of mortgage servicing rights increased $2.6 million for the quarter ended September 30, 2000. We did not sell any mortgage servicing rights during the third quarter of 1999. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter and year to year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, we expect to at times pursue opportunistic sales of mortgage servicing rights. The sale during the current quarter was undertaken to take advantage of the aggressive pricing in the marketplace.

Loan Origination. Loan origination income includes all mortgage loans fees, secondary marketing activity on new loan originations and servicing release premiums on new originations sold, net of origination costs. Loan origination income increased $288,000, or 25.5%, to $1.4 million for the quarter ended September 30, 2000 as compared to $1.1 million for the quarter ended September 30, 1999. The increase in loan origination income resulted from increased revenues from the sale of the guaranteed portion of Small Business Administration loans originated by Matrix Bank and a slight increase in wholesale residential mortgage loan production to $115.3 million for the quarter ended September 30, 2000 as compared to $106.3 million for the quarter ended September 30, 1999.

Other Income. Other income decreased $920,000, or 30.1%, to $2.1 million for the quarter ended September 30, 2000 as compared to $3.1 million for the quarter ended September 30, 1999. The decrease in other income was primarily due to:

     . an $850,000 decrease in miscellaneous fee income from certain financing transactions that were in place in 1999, but for which there were no similar transactions in 2000; and

     . a $525,000 decrease in consulting income as a result of our sale of United Capital.

These decreases were offset by a $557,000 increase in school services income earned by ABS.

Noninterest Expense. Noninterest expense increased $2.7 million, or 16.1%, to $19.8 million for the quarter ended September 30, 2000 as compared to $17.1 million for the quarter ended September 30, 1999. This increase was predominantly due to increases in other general and administrative expense, compensation and benefits expense and the continuation of increased professional fees. These increases were offset by a decrease in the amortization of mortgage servicing rights. The following table details the major components of noninterest expense for the periods indicated:

                                                                                        Quarter Ended
                                                                                        September 30,
                                                                            ------------------------------------
                                                                                  2000                1999
                                                                            ----------------    ----------------
                                                                                        (in thousands)
  Compensation and employee benefits....................................... $          8,869    $          7,351
  Amortization of mortgage servicing rights................................            2,561               3,873
  Occupancy and equipment..................................................            1,183               1,011
  Postage and communication................................................              625                 679
  Professional fees........................................................            1,109                 464
  Data processing..........................................................              655                 448
  Other general and administrative.........................................            4,847               3,265
                                                                            ----------------    ----------------
     Total................................................................. $         19,849    $         17,091
                                                                            ================    ================

Compensation and employee benefits expense increased $1.5 million, or 20.7%, to $8.9 million for the quarter ended September 30, 2000 as compared to $7.4 million for the quarter ended September 30, 1999. This increase was primarily the result of increased loan production personnel at Matrix Financial and growth and expansion at Matrix Bank and ABS. The Company experienced an increase of 37 employees to 633 employees at September 30, 2000 as compared to 596 employees at September 30, 1999.

Amortization of mortgage servicing rights decreased $1.3 million, or 33.9%, to $2.6 million for the quarter ended September 30, 2000 as compared to $3.9 million for the quarter ended September 30, 1999. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the higher interest rates prevalent in the market, prepayment speeds on our servicing portfolio have decreased to an average of 12.7% for the quarter ended September 30, 2000 as compared to 16.9% for the quarter ended September 30, 1999.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other expenses, increased $2.5 million, or 43.5%, to $8.4 million for the quarter ended September 30, 2000 as compared to $5.9 million for the quarter ended September 30, 1999. The $1.5 million increase in other general and administrative expense was primarily related to an additional reserve recorded to increase the reserve established in the second quarter of 2000 for estimated losses on loans we acquired under a purchase/repurchase facility and also related to reserves established for potential interest and principal curtailments against non-performing FHA and VA loans acquired from Harbor Financial Mortgage Corporation. Prior to Harbor's bankruptcy, Harbor was required to pass through scheduled interest on the loans and through a purchase and sale agreement was responsible for all advances required to be made on the loans and for all principal curtailments. As part of Harbor's bankruptcy, we took control of the servicing of the loans and now are responsible for all of the advances and will incur losses on curtailments as they occur. The curtailments that we are currently experiencing are higher than originally anticipated and primarily relate to prior servicing deficiencies. Additionally, professional fees increased $645,000 over the same quarter of the prior year due to continued high legal expenses related to Harbor and litigation at Sterling Trust.

Provision for Income Taxes. Our provision for income taxes decreased by $1.0 million to $615,000 for the quarter ended September 30, 2000 as compared to $1.7 million for the quarter ended September 30, 1999. Our effective tax rate was 36.6% for the quarter ended September 30, 2000 as compared to 37.4% for the quarter ended September 30, 1999. The decrease relates primarily to the origination and ownership of tax-exempt leases at ABS.

Comparison of Results of Operations for the Nine Months Ended September 30, 2000 and 1999

Net Income; Return on Average Equity. Net income decreased $5.1 million, or 63.5%, to $3.0 million, or $.43 per diluted share, for the nine months ended September 30, 2000 as compared to $8.1 million, or $1.18 per diluted share, for the nine months ended September 30, 1999. Returns on average equity were 6.3% and 20.3% for the nine months ended September 30, 2000 and 1999, respectively. The decrease in net income relates primarily to the decrease in our interest rate spread as a result of higher short-term interest rates, as well as reserves established for principal and interest curtailments during the third quarter which related to assets acquired from Harbor, reserves established in both the second and third quarters for estimated losses on loans acquired under a purchase/repurchase facility, the second quarter loss incurred related to the settlement of litigation with Harbor's trustee and warehouse lending group and legal expenses incurred throughout the first nine months of 2000 related to both the Harbor bankruptcy and Sterling Trust litigation.

Net Interest Income. Net interest income before provision for loan and valuation losses increased $250,000, or 1.2%, to $21.7 million for the nine months ended September 30, 2000 as compared to $21.5 million for the nine months ended September 30, 1999. Our net interest margin decreased to 2.48% for the nine months ended September 30, 2000 as compared to 3.34% for the nine months ended September 30, 1999. Additionally, the interest rate spread decreased to 2.07% for the nine months ended September 30, 2000 from 2.99% for the nine months ended September 30, 1999. The decreases in net interest margin and interest rate spread for the nine months ended September 30, 2000 were attributable to the following: an increase in the cost of average interest-bearing liabilities to 6.08% for the nine months ended September 30, 2000 from 5.18% for the nine months ended September 30, 1999, combined with a 36.0% increase in average interest-bearing liabilities between the comparable periods. These increases were generally offset by a 36.1% increase in our average interest-earning assets. The increase in average interest-earning assets, mainly the loan portfolio, caused the modest increase in net interest income before the provision for loan valuation losses. As mentioned in the third quarter discussion, the yield on our loan portfolio, which consists predominately of adjustable rate mortgages, has been slower to adjust than the cost of our liabilities as a result of short-term interest rate increases which occurred during the first half of 2000. The adjustable rate mortgages acquired generally should adjust to higher interest rates over the next 9 to 15 months in the current interest environment. For additional discussion concerning short-term interest rate increases and our acquisition of adjustable rate loans, see "Comparison of Results of Operations for the Quarters Ended September 30, 2000 and 1999--Net Interest Income." For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. Provision for loan and valuation losses increased $1.2 million to $3.3 million for the nine months ended September 30, 2000 as compared to $2.1 million for the nine months ended September 30, 1999. This increase was primarily attributable to increased loan loss provisions recorded at Matrix Bank, ABS and Matrix Financial. Additionally, as previously mentioned, ABS charged off a $450,000 loan during the third quarter. See additional discussion related to this item under "Comparison of Results of Operations for the Quarters Ended September 30, 2000 and 1999--Provision for Loan and Valuation Losses."

Loan Administration. Loan administration fees increased $701,000, or 4.1%, to $17.7 million for the nine months ended September 30, 2000 as compared to $17.0 million for the nine months ended September 30, 1999. Loan administration fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. The mortgage servicing portfolio increased to an average balance of $5.5 billion for the nine months ended September 30, 2000 as compared to an average balance of $5.4 billion for the nine months ended September 30, 1999. The actual service fee rate (including all ancillary income) increased to 0.43% for the nine months ended September 30, 2000 as compared to 0.42% for the nine months ended September 30, 1999.

Brokerage Fees. Brokerage fees decreased $1.3 million, or 26.3%, to $3.8 million for the nine months ended September 30, 2000 as compared to $5.1 million for the nine months ended September 30, 1999. The decrease in brokerage fees was the result of a decrease in mortgage servicing rights brokered which, in terms of aggregate unpaid principal balances on the underlying loans, decreased to $22.1 billion during the nine months ended September 30,

2000 from $45.3 billion for the nine months ended September 30, 1999. The decrease in mortgage servicing rights brokered was primarily due to decreased originations in the industry as a result of the higher interest rates in 2000 as compared to 1999, which resulted in lower amounts of servicing rights being delivered to purchasers by sellers under flow servicing contracts brokered by United Financial.

Trust Services. Trust service fees decreased $131,000, or 3.6%, to $3.5 million for the nine months ended September 30, 2000 as compared to $3.7 million for the nine months ended September 30, 1999.

Real Estate Disposition Services. Real estate disposition service income increased $285,000, or 11.2%, to $2.8 million for the nine months ended September 30, 2000 as compared to $2.6 million for the nine months ended September 30, 1999.

Gain on Sale of Loans. Gain on sale of loans decreased $1.7 million to $984,000 for the nine months ended September 30, 2000 as compared to $2.7 million for the nine months ended September 30, 1999. Gain on the sale of loans can fluctuate significantly from quarter to quarter and from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell.

Gain on Sale of Mortgage Servicing Rights. Gain on sale of mortgage servicing rights increased $2.6 million for the nine months ended September 30, 2000. We did not sell any mortgage servicing rights during the nine months ended September 30, 1999. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter and year to year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, we expect to at times pursue opportunistic sales of mortgage servicing rights. The current sale was undertaken to take advantage of the aggressive pricing in the marketplace.

Loan Origination. Loan origination income decreased $344,000, or 7.1%, to $4.5 million for the nine months ended September 30, 2000 as compared to $4.8 million for the nine months ended September 30, 1999. The decrease resulted from a decrease in wholesale production to $286.1 million for the nine months ended September 30, 2000 as compared to $366.0 million for the nine months ended September 30, 1999, but was offset by increased revenues on the sale of the guaranteed portions of Small Business Administration loans originated by Matrix Bank.

Other Income. Other income decreased $1.3 million, or 13.7%, to $7.8 million for the nine months ended September 30, 2000 as compared to $9.1 million for the nine months ended September 30, 1999. The decrease in other income for the nine months ended September 30, 2000 was primarily driven by a $1.6 million decrease in revenues earned by United Capital, which for the first half of 2000 was a direct result of the current interest rate environment, and later, due to the sale of United Capital as of August 1, 2000, as well as a decrease of approximately $1.6 million in miscellaneous fee income from certain financing transactions that were in place in 1999, but for which there were not any similar transactions in 2000. Offsetting these decreases were the following items:

     . a $1.2 million gain from the sale of some equipment and a Company-owned building; and

     .  a $1.2 million increase in school services income earned by ABS.

Noninterest Expense. Noninterest expense increased $5.8 million, or 11.3%, to $57.6 million for the nine months ended September 30, 2000 as compared to $51.8 million for the nine months ended September 30, 1999. This increase was primarily due to an increase in other general and administrative expense related to the previously mentioned reserves and/or losses concerning Harbor and its bankruptcy and loans acquired under a purchase/repurchase facility. Also increased compensation and benefits expense and increased professional fees due to legal expenses incurred during 2000 related mainly to Harbor and litigation involving Sterling Trust. These increases were offset by a decrease in the amortization of mortgage servicing rights. The following table details the major components of noninterest expense for the periods indicated:

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                            ------------------------------------
                                                                                  2000                1999
                                                                            ----------------    ----------------
                                                                                        (in thousands)
  Compensation and employee benefits....................................... $         24,952    $         21,533
  Amortization of mortgage servicing rights................................            7,526              13,383
  Occupancy and equipment..................................................            3,420               2,767
  Postage and communication................................................            1,988               1,954
  Professional fees........................................................            3,692               1,263
  Data processing..........................................................            1,784               1,152
  Other general and administrative.........................................           14,245               9,715
                                                                            ----------------    ----------------
     Total................................................................. $         57,607    $         51,767
                                                                            ================    ================

Compensation and employee benefits increased $3.5 million, or 15.9%, to $25.0 million for the nine months ended September 30, 2000 as compared to $21.5 million for the nine months ended September 30, 1999. This increase was primarily the result of growth at all of our subsidiaries, most predominate, however, was the growth at ABS, Matrix Bank and Matrix Financial.

Amortization of mortgage servicing rights decreased $5.9 million, or 43.8%, to $7.5 million for the nine months ended September 30, 2000 as compared to $13.4 million for the nine months ended September 30, 1999. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. Our prepayment rates on our servicing portfolio averaged 12.0% for the nine months ended September 30, 2000 as compared to 22.7% for the nine months ended September 30, 1999.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other general and administrative expenses increased $8.2 million, or 49.1%, to $25.1 million for the nine months ended September 30, 2000 as compared to $16.9 million for the nine months ended September, 1999. This increase was primarily attributable to the reserves and losses mentioned above, which were recorded predominantly in other general and administrative expense, but was also due to the increased legal fees incurred in 2000 related to the Harbor bankruptcy and the litigation involving Sterling Trust.

Provision for Income Taxes.   The provision for income taxes decreased by $2.9
million to $1.7 million for the nine months ended September 30, 2000 as compared to $4.6 million for the nine months ended September 30, 1999. Our effective tax rate was 37.0% for the nine months ended September 30, 2000 as compared to 36.1% for the nine months ended September 30, 1999. The fluctuation related to the varying levels of origination and ownership of tax-exempt leases by ABS during the comparable periods.

Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Average interest rate information for the quarters and nine months ended September 30, 2000 and 1999 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

                                                                                   Quarter Ended
                                                                                   September 30,
                                     --------------------------------------------------------------------------------------------
                                                        2000                                 1999
                                     --------------------------------------  --------------------------------------  ------------
                                       Average                   Average       Average                    Average      Average
                                       Balance       Interest      Rate        Balance     Interest        Rate        Balance
                                     ------------   ----------  -----------  ----------  ------------   -----------  ------------
Assets                                                                                             (dollars in thousands)
Interest-earning assets:
  Loans, net........................ $  1,043,332   $   22,610      8.67%    $  827,437  $    17,425         8.42%   $  1,078,414
  Mortgage-backed securities........       74,082        1,417      7.65              -            -            -          36,832
  Interest-earning deposits.........       29,624          404      5.46         16,468          168         4.08          28,146
  Federal Home Loan Bank stock......       23,967          392      6.54          7,717          108         5.60          23,135
                                     ------------   ----------  --------     ----------  -----------    ---------    ------------
    Total interest-earning assets...    1,171,005       24,823      8.48        851,622       17,701         8.31       1,166,527

Noninterest-earning assets:
  Cash..............................       16,166                                16,505                                    15,021
  Allowance for loan and valuation
    losses..........................       (7,653)                               (4,713)                                   (6,997)
  Premises and equipment............        8,435                                10,978                                    10,049
  Other assets......................      112,493                               121,031                                   116,855
                                     ------------                            ----------                              ------------
    Total noninterest-earning
     assets.........................      129,441                               143,801                                   134,928
                                     ------------                            ----------                              ------------

    Total assets.................... $  1,300,446                            $  995,423                              $  1,301,455
                                     ============                            ==========                              ============

Liabilities & Shareholders' Equity
Interest-bearing liabilities:
  Passbook accounts................. $      3,140           27      3.44     $    2,784           24         3.45    $      2,970
  Money market and NOW accounts.....      152,426          904      2.37        189,560        1,377         2.91         155,129
  Certificates of deposit...........      322,850        5,133      6.36        306,922        4,000         5.21         366,309
  Federal Home Loan Bank
    borrowings......................      433,478        7,324      6.76        119,088        1,553         5.22         408,740
  Borrowed money....................      153,920        3,644      9.47        153,331        3,593         9.37         153,036
                                     ------------   ----------  --------     ----------  -----------    ---------    ------------
    Total interest-bearing
       liabilities..................    1,065,814       17,032      6.39        771,685       10,547         5.47       1,086,184
                                     ------------   ----------  --------     ----------  -----------    ---------    ------------

Noninterest-bearing liabilities:
  Demand deposits (including
    custodial escrow balances)......      150,369                               144,643                                   133,994
  Other liabilities.................       20,897                                23,189                                    18,874
                                     ------------                            ----------                              ------------
    Total noninterest-bearing
     liabilities....................      171,266                               167,832                                   152,868
Shareholders' equity................       63,366                                55,906                                    62,403
                                     ------------                            ----------                              ------------

Total liabilities and
 shareholders' equity............... $  1,300,446                            $  995,423                              $  1,301,455
                                     ============                            ==========                              ============
Net interest income before provision
  for loan and valuation losses.....                $    7,791                           $     7,154
                                                    ==========                           ===========

Interest rate spread................                                2.09%                                    2.84%
                                                                ========                                =========

Net interest margin.................                                2.66%                                    3.36%
                                                                ========                                =========

Ratio of average interest-earning
  assets to average interest-bearing
  liabilities......................                               109.87%                                  110.36%
                                                                ========                                =========

                                                                          Nine Months Ended
                                                                            September 30,
                                             ---------------------------------------------------------------------------
                                                           2000                                   1999
                                             -------------------------------    ----------------------------------------
                                                                Average          Average                      Average
                                              Interest           Rate            Balance       Interest         Rate
                                             ----------     --------------    ------------   ------------    -----------
Assets
Interest-earning assets:
  Loans, net................................   66,660            8.24%        $   828,339    $   51,533         8.30%
  Mortgage-backed securities................    2,079            7.53                   -             -            -
  Interest-earning deposits.................    1,103            5.23              15,898           443         3.72
  Federal Home Loan Bank stock..............    1,463            8.43              13,044           527         5.39
                                             --------       ---------         -----------    ----------      -------
    Total interest-earning assets...........   71,305            8.15             857,281        52,503         8.17

Noninterest-earning assets:
  Cash......................................                                       18,907
  Allowance for loan and valuation
    losses..................................                                       (4,135)
  Premises and equipment....................                                       10,771
  Other assets..............................                                      127,088
                                                                              -----------
    Total noninterest-earning assets........                                      152,631
                                                                              -----------
    Total assets............................                                  $ 1,009,912
                                                                              ===========

Liabilities & Shareholders' Equity
Interest-bearing liabilities:
  Passbook accounts.........................       76            3.41         $     2,768            72         3.47
  Money market and NOW accounts.............    2,727            2.34             231,203         5,320         3.07
  Certificates of deposit...................   16,726            6.09             267,862        10,393         5.17
  Federal Home Loan Bank
    borrowings..............................   19,189            6.26             131,717         4,942         5.00
  Borrowed money............................   10,851            9.45             165,041        10,290         8.31
                                             --------       ---------         -----------    ----------      -------
    Total interest-bearing liabilities.......  49,569            6.08             798,591        31,017         5.18
                                             --------       ---------         -----------    ----------      -------
Noninterest-bearing liabilities:
  Demand deposits (including
    custodial escrow balances)..............                                      136,385
  Other liabilities.........................                                       21,822
                                                                              -----------
    Total noninterest-bearing liabilities...                                      158,207
Shareholders' equity........................                                       53,114
                                                                              -----------

Total liabilities and
 shareholders' equity.......................                                  $ 1,009,912
                                                                              ===========
Net interest income before provision
  for loan and valuation losses............. $ 21,736                                        $   21,486
                                             ========                                        ==========

Interest rate spread........................                     2.07%                                          2.99%
                                                            =========                                        =======

Net interest margin.........................                     2.48%                                          3.34%
                                                           ==========                                        =======

Ratio of average interest-earning assets to
  average interest-bearing liabilities......                   107.40%                                        107.35%
                                                           ==========                                        =======

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

                                                              Quarter Ended                      Nine Months Ended
                                                              September 30,                        September 30,
                                                              2000 vs 1999                         2000 vs 1999
                                                    --------------------------------       ------------------------------
                                                                       Increase (Decrease) Due to Change in
                                                    ---------------------------------------------------------------------
                                                      Volume      Rate       Total        Volume       Rate       Total
                                                    ----------  --------   ---------    ----------   --------   ---------
                                                                                 (in thousands)
Interest-earning assets:
  Loans, net.....................................   $    4,662  $    523   $   5,185    $   15,471   $   (344)  $  15,127
  Mortgage-backed securities.....................        1,417         -       1,417         2,079          -       2,079
  Interest-earning deposits......................          166        70         236           431        229         660
  FHLB stock.....................................          263        21         284           541        395         936
                                                    ----------  --------   ---------    ----------   --------   ---------
    Total interest-earning assets................        6,508       614       7,122        18,522        280      18,802

Interest-bearing liabilities:
  Passbook accounts..............................            3         -           3             5         (1)          4
  Money market and NOW accounts..................         (244)     (229)       (473)       (1,507)    (1,086)     (2,593)
  Certificates of deposit........................          217       916       1,133         4,273      2,060       6,333
  FHLB borrowings................................        5,189       582       5,771        12,726      1,521      14,247
  Borrowed money.................................           14        37          51          (782)     1,343         561
                                                    ----------  --------   ---------    ----------   --------   ---------
    Total interest-bearing liabilities...........        5,179     1,306       6,485        14,715      3,837      18,552
                                                    ----------  --------   ---------    ----------   --------   ---------
Change in net interest income before provision
  for loan and valuation losses..................   $    1,329  $   (692)  $     637    $    3,807   $ (3,557)  $     250
                                                    ==========  ========   =========    ==========   ========   =========

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

                                                     September 30,       December 31,       September 30,
                                                         2000                1999               1999
                                                     -------------       ------------       -------------
                                                                    (dollars in thousands)
Nonaccrual mortgage loans.........................   $      21,373       $     20,185       $       11,282
Nonaccrual commercial loans and direct financing
 leases...........................................           1,477              5,301                6,208

Nonaccrual consumer loans.........................             118                155                  164
                                                     -------------       ------------       --------------
 Total nonperforming loans........................          22,968             25,641               17,654
Foreclosed real estate............................           2,687                800                  334
                                                     -------------       ------------       --------------
 Total nonperforming assets.......................   $      25,655       $     26,441       $       17,988
                                                     =============       ============       ==============
Total nonperforming loans to total loans..........            1.97%              2.31%                2.02%
                                                     =============       ============       ==============

                                                     September 30,       December 31,       September 30,
                                                         2000                1999               1999
                                                     -------------       ------------       -------------
Total nonperforming assets to total assets........            1.88%              2.06%                1.70%
                                                     =============       ============       ==============
Ratio of allowance for loan and valuation losses
 to total nonperforming loans.....................           35.78%             24.78%               28.74%
                                                     =============       ============       ==============

As of September 30, 2000, we had approximately $80,000 of non-government accruing loans that were contractually past due 90 days or more. We accrue interest on government-sponsored loans such as Federal Housing Administration insured and Veteran's Administration guaranteed loans which are past due 90 or more days, as the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $100.3 million, $147.9 million and $151.8 million at September 30, 2000, December 31, 1999 and September 30, 1999, respectively. Nonaccrual mortgage loans as a percentage of total loans were 1.8% at September 30, 2000, 1.8% at December 31, 1999 and 1.3% at September 30, 1999. A significant portion of the increases in late 1999 and 2000 can be primarily attributed to several portfolios. The first is a sub-prime residential portfolio that we acquired on a scheduled interest and scheduled principal remittance with full recourse to the seller/servicer. In October 1999, however, the seller/servicer declared bankruptcy and the servicing was transferred to us. The total principal balance of the sub-prime portfolio was $13.8 million at September 30, 2000, and approximately $2.3 million was 90 or more days delinquent at that time. We believe that a portion of these delinquencies are a result of the servicing transfer. Associated with these loans, we have a $320,000 specific reserve. The second portfolio was principally associated with the Harbor settlement and consists of $11.9 million loans at September 30, 2000, of which $5.8 million loans were 90 days or more delinquent at that time. Recorded against the $11.9 million of loans we have $2.9 million of discounts.

The decrease in nonaccrual commercial loans and direct financing leases at September 30, 2000 is primarily related to our origination of tax-exempt lease financing for charter schools for the purchase of real estate and equipment. Several of the charter schools for which we have provided financing encountered enrollment and/or state funding delays, which caused them to become delinquent on their lease obligations to us. However, due to the start of a new fiscal year for the schools, which began on July 1, and through the efforts of ABS employees who have worked with several of the schools on their cash flow issues, we were able to remove several schools from nonaccrual status during the second and third quarters of 2000.

At September 30, 2000, $17.5 million, or 76.2%, of the nonaccrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale." Total loans and mortgage-backed securities held for sale at September 30, 2000 were $979.4 million, of which $22.5 million, or 2.3%, were nonaccrual loans.

The percentage of the allowance for loan losses to nonaccrual loans varies widely due to the nature of our portfolio of loans. We analyze the collateral for each nonperforming loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "--Comparison of Results of Operations for the Quarters Ended September 30, 2000 and 1999."

Liquidity and Capital Resources

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The trend of net cash used by our operating activities for the nine months ended September 30, 2000 results primarily from growth at Matrix Bank. We anticipate the trend of a net use of cash from operations to continue for the foreseeable future. This anticipation results from the expected growth, albeit less than our historical growth, at Matrix Bank, which we believe, will consist primarily of increased activity in the purchasing of loan and mortgage servicing portfolios. However, due to liquidity and capital availability, we do not anticipate growth to be as significant as in prior periods.

The Company has a bank stock loan agreement, which consists of two components, a $10.0 million term loan and a revolving line of credit of $10.0 million. As of September 30, 2000, the balance of the term loan was $8.6 million and the balance of the revolving line of credit was $5.8 million.

Matrix Bank's future growth is expected to be achieved through deposit growth, brokered deposits, borrowings from the Federal Home Loan Bank and custodial deposits from affiliates. We anticipate that such growth will require additional capital. The capital requirements related to the anticipated growth will in part be fulfilled through retention of earnings, potentially increasing our bank stock loan and future possible debt or equity offerings. Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the Federal Home Loan Bank as its primary source for borrowings. At September 30, 2000, Matrix Bank had overnight and term borrowings from the Federal Home Loan Bank of $526.5 million. To increase its available liquidity, Matrix Bank swapped approximately $27.2 million of residential loans during the first quarter of 2000 and $48.8 million of residential loans during the third quarter of 2000 with the agencies in exchange for agency securities. In combination, these securities have a current balance of $72.4 million at September 30, 2000. Matrix Bank is able to pledge these securities with the Federal Home Loan Bank at a higher advance rate. Additionally, the market for securities is more liquid than the market for whole loans. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur.

Matrix Bank, a well capitalized institution, had a leverage capital ratio of 7.5% at September 30, 2000. This exceeded the well capitalized leverage capital requirement of 5.0% of adjusted assets by $32.2 million. Matrix Bank's risk-based capital ratio was 13.5% at September 30, 2000, which currently exceeds the well capitalized risk-based capital requirement of 10.0% of risk weighted assets by $26.8 million.

Prior to Matrix Financial being moved underneath Matrix Bank, our principal source of funding for our servicing acquisition activities and working capital needs of Matrix Financial consisted of a line of credit facility and a working capital facility provided to Matrix Financial by an unaffiliated financial institution. As noted earlier, effective August 1, 2000, Matrix Financial has moved underneath Matrix Bank as a wholly owned subsidiary. The contribution of Matrix Financial increased the capital of Matrix Bank by approximately $25 million, which will provide capital for future growth at Matrix Bank. In addition, effective August 1, through financing provided by Matrix Bank, Matrix Financial paid off its line of credit for the financing on its servicing acquisitions. In addition, Matrix Financial paid off approximately $4 million of higher costing borrowings under its purchase/repurchase facilities and paid off its working capital facility.

Matrix Financial's principal source of funding for its loan origination business consists of a warehouse line of credit provided to Matrix Financial by Matrix Bank. Additionally, we have a warehouse line of credit provided to Matrix Financial and a sale/repurchase facility provided to Matrix Financial and ABS by unaffiliated financial institutions. As of September 29, 2000, Matrix Financial's warehouse line of credit facility provided by an unaffiliated financial institution was amended. It aggregates $60.0 million, of which $21.4 million was available to be utilized as of September 30, 2000. The September 29, 2000 warehouse agreement provides financing for Matrix Financial's wholesale lending without sub-limits for such items as servicing acquisitions or working lines of credit. As of September 30, 2000, $11.4 million of loans were outstanding under the sale/repurchase facility for Matrix Financial and ABS.

Our principal sources of funding for direct financing leases are internal capital, a line of credit facility and a partnership trust with an unaffiliated financial institution. Amounts available under the line of credit facility and the partnership trust are at the lender's sole discretion.

In the ordinary course of business, we make commitments to originate residential mortgage loans and hold originated loans until delivery to an investor.
Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the loans being held for delivery. We mitigate this risk through the use of mandatory and nonmandatory forward commitments to sell loans. As of September 30, 2000, we had $94.5 million in pipeline and funded loans offset with mandatory forward commitments of $80.2 million and nonmandatory forward commitments of $4.8 million.


                          Part II - Other Information

Item 1. Legal Proceedings

Sterling Trust has been named as a defendant in a lawsuit entitled Roderick Adderley, et al. v. Advanced Financial Services, Inc., et al. in the District Court for the 236th Judicial District, Tarrant County, Texas ("Adderley I"). In this matter, Sterling Trust served as custodian for the self-directed IRAs of thirty-five of sixty-nine plaintiffs. The plaintiffs claim to have lost a total of approximately $12 million as a result of the various defendants' activity, including the broker and brokerage firm which allegedly recommended to the plaintiffs how to invest their IRA funds. We believe that Sterling Trust processed each customer's investment directions accurately and appropriately disclosed to each plaintiff who was a Sterling Trust customer that Sterling Trust, acting in its capacity as custodian of a self-directed IRA, has no responsibility for a customer's investment decision. The jury returned an adverse verdict against Sterling Trust with respect to 2 of approximately 12 theories of liability proposed by the plaintiffs in the matter, and the court has signed a judgment for certain of the plaintiffs in the amount of approximately $6.4 million. Sterling Trust believes it has meritorious defenses and has filed a notice of appeal of the jury's verdict against which no accrual for loss has been made. The ultimate resolution of the matter, which is expected to occur in 12 to 18 months, could result in a loss up to the $6.4 million plus post-judgment interest. The ultimate legal and financial liability, if any, of Sterling Trust in connection with this matter cannot be estimated with certainty at this time.

Before the verdict in Adderley I, the plaintiffs instituted a lawsuit styled Roderick Adderley, et al. v. Guy A. Gibson, et al. pending in the District Court of Tarrant County, Texas, seeking to impose joint and several liability on Matrix Bancorp, Inc., The Vintage Group, Inc., Vintage Delaware Holdings, Inc., Guy A. Gibson, D. Mark Spencer and Richard V. Schmitz for the potential liability of Sterling Trust in Adderley I. The defendants believe they have adequate defenses and intend to vigorously defend this action, but no assurances can be given that an adverse judgment will not ultimately be rendered or that any adverse judgment would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Sterling Trust and Matrix Bancorp, Inc. have been named as defendants in an action styled Victor Doroski v. David M. Mobley, et al., that was commenced in March of 2000 in the United States District Court for the Southern District of California. The complaint seeks to certify a class action on behalf of approximately 170 investors who purportedly invested $140 million in funds with David M. Mobley and several entities related to Mr. Mobley (the "Mobley Funds"), and alleges that Sterling Trust and Matrix Bancorp violated various provisions of the Commodity Exchange Act. Of the purported approximate 170 investors, Sterling Trust acted as self-directed custodian or self-directed trustee with respect to only approximately 10 account holders in relation to the Mobley Funds, representing a total of approximately $1.5 million in funds invested in the Mobley Funds. Matrix Bancorp never had any dealings with Mobley, the Mobley Funds or the purported class of plaintiffs. Matrix Bancorp and Sterling Trust believe they each have adequate defenses to this action and intend to defend this action vigorously, but no assurances can be given that an adverse judgment will not ultimately be rendered or that any adverse judgment would not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Matrix Bancorp and Sterling Trust filed a motion to compel arbitration based upon the specific provisions in the contracts Sterling Trust executed with each account holder, including Mr. Doroski. In July 2000, the court granted Sterling Trust's motion to stay the proceedings and granted Sterling Trust's motion to compel Mr. Doroski to arbitrate his claim. An arbitration action has been filed by Mr. Doroski.

In connection with the termination of the proposed merger with Fidelity National Financial, Inc. ("Fidelity") in August 1998, we entered into a Merger Termination Agreement ("MTA") with Fidelity that provided for certain agreements between the parties including the requirement that Fidelity maintain, subject to certain conditions, specific levels of deposits with Matrix Bank. In early 1999, the Company filed an arbitration action against Fidelity alleging failure to maintain the specified deposits. An arbitration hearing was held in August 2000, and in October 2000, the arbitration panel rendered a decision that there was no "meeting of the minds" between the parties. Because the panel was unclear as to whether their findings related to the entire MTA or just the deposit provisions, we have filed a motion asking the panel for clarification. Upon receipt of a response from the panel, we will evaluate all of our possible avenues of recourse.

Matrix Capital Bank has been named defendant in a lawsuit entitled Transamerica Mortgage Company v. Matrix Capital Bank that was commenced on or about February 7, 1999 in the District Court of the J-191st Judicial District, Dallas County, Texas. The plaintiff alleged that Matrix Capital Bank breached a representation and warranty given to the plaintiff by Matrix Capital Bank under a purchase agreement by which Matrix Capital Bank sold certain mortgage loans to the plaintiff. The action relates to approximately $600,000 in principal amount of mortgage loans, and the plaintiff has requested that Matrix Capital Bank be required to repurchase the loans and/or pay an unspecified amount of money damages. Matrix Capital Bank and the plaintiff have reached an agreement in principal to settle this matter. Under the agreement reached, subject to verification of certain facts relating to the loans, Matrix Capital Bank will purchase, for approximately $225,000, a 50% participation in the loans in question and will service the loans in question on behalf of itself and the plaintiff. The parties will also exchange mutual releases at the closing of the settlement.

A customer of Matrix Bank is a debtor in a Chapter 11 proceeding under the Bankruptcy Code styled In re Apponline.com, Inc. and Island Mortgage Network, Inc. that has been filed in the United States Bankruptcy Court for the Eastern District of New York. Prior to the bankruptcy filing, Matrix Bank had provided the customer, Island Mortgage Network, Inc. ("Island"), with a purchase/repurchase facility under which Matrix Bank purchased mortgage loans originated by Island, with Island having the right and/or obligation to repurchase such mortgage loans within a specified period of time. Several other financial institutions had also provided Island with purchase/repurchase facilities or warehouse lines for the purpose of assisting Island in funding its loan origination programs (the "Origination Facilities"). Although, at this time, it appears that no other financial institution that provided an Origination Facility to Island has a conflicting interest with Matrix Bank in respect of the loans purchased by Matrix Bank (the "Purchased Loans"), several third parties have instituted lawsuits against Matrix Bank claiming an equitable interest in a portion of the Purchased Loans (approximately $2.5 million in original principal amount). These third parties primarily consist of title companies, closing attorneys and other closing agents that provided settlement funds in connection with the funding of a loan when they had been provided with only a corporate check from Island. After providing settlement funds, these closing agents discovered that Island had either provided checks with insufficient funds or had inappropriately placed a stop payment on the checks. In many cases, we believe these actions of the closing agents were in direct violation of various "good funds" laws, which typically require a closing agent to wait until that agent has received "good funds" prior to providing settlement funds on the origination of a loan. In all these cases, Matrix Bank provided Island with appropriate settlement funds in order to purchase the loan from Island. We intend to vigorously defend these lawsuits, and believe we have adequate defenses thereto. Nevertheless, there can be no assurance that an adverse judgment will not be rendered against Matrix Bank, or that the ultimate outcome of these lawsuits will not have a material adverse effect on our consolidated financial condition or results of our operations.

In addition to the items described above, the trustee for Island has filed a motion for authorization of the bankruptcy court to sell certain mortgage loans originated by Island, including (A) the approximate $2.5 million in original principal amount claimed by the closing agents described above and (B) an additional approximate $9.5 million in original principal amount of mortgage loans that Matrix Bank believes it owns. Underlying the motion of the trustee is an attempt by the trustee to re-characterize the purchase/repurchase facility between Matrix Bank and Island as a credit arrangement as opposed to a purchase and sale. We intend to vigorously oppose the motion of the trustee, in that we believe that Matrix Bank purchased all of these mortgage loans. In the event the trustee is successful in his motion, we believe that in the alternative Matrix Bank would have a valid and perfected security interest in these mortgage loans and in any proceeds derived from a sale by the trustee. Nevertheless, there can be no assurance that the outcome of this motion will not have a material adverse effect on our consolidated financial condition or our results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

*10.1 Tenth Amendment to Credit Agreement, dated as of September 27, 2000, between Matrix Bancorp, Inc., as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders

*10.2 Credit Agreement, dated as of September 29, 2000, between Matrix Financial Services Corporation, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders

*10.3 Guaranty, dated as of September 29, 2000, from the Registrant to U.S. Bank National Association, as agent

*10.4 Promissory Note, dated as of October 16, 2000, from Thomas P. Cronin, as maker, to the Registrant, as payee

*  27   Financial Data Schedule

(b) Reports on Form 8-K

 .   See Form 8-K filed by the Company with the Securities and Exchange
    Commission on July 26, 2000, reporting various information under Items 5 and 7 thereof

 .   See Form 8-K filed by the Company with the Securities and Exchange
    Commission on August 11, 2000, reporting various information under Item 5 thereof

______________________
* Filed herewith.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MATRIX BANCORP, INC.



Dated: November 13, 2000                /s/ Guy A. Gibson
       ----------------------------         ---------------------------------

                                            Guy A. Gibson
                                            President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Dated: November 13, 2000                /s/ David W. Kloos
       ----------------------------         ---------------------------------
                                            David W. Kloos
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting and
                                            Financial Officer)