Form 10-K
period 2000-12-31
MATRIX BANCORP INC
filed 2001-03-16
CIK 944725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000

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

       Colorado                                             84-1233716
    (State or other                                        (I.R.S. Employer
    jurisdiction of                                        Identification No.)
   incorporation or
     organization)

 1380 Lawrence Street, Suite 1400                                 80204
      Denver, Colorado                                          (Zip Code)
    (Address of principal
     executive offices)

      Registrant's telephone number, including area code: (303) 595-9898

       Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.0001 per share
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

   As of March 2, 2001, 6,525,904 shares of common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price of such stock on the NASDAQ National Market on March 1, 2001, was $23,967,808. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held May 11, 2001 are incorporated by reference into Part III of this Form 10-K.

                                    TABLE OF CONTENTS                           Page
                                                                                ----


                                         PART I

   Item 1.  Business...............................................................3
   Item 2.  Properties............................................................23
   Item 3.  Legal Proceedings.....................................................24
   Item 4.  Submission of Matters to a Vote of Security Holders...................26

                                         PART II

   Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters...............................................................26
   Item 6.  Selected Financial Data...............................................27
   Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.................................................28
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk............49
   Item 8.  Financial Statements and Supplementary Data...........................49
   Item 9.  Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure..................................................49

                                        PART III

   Item 10. Directors and Executive Officers of the Registrant....................49
   Item 11. Executive Compensation................................................49
   Item 12. Security Ownership of Certain Beneficial Owners and Management........49
   Item 13. Certain Relationships and Related Transactions........................49

                                         PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......49




                                     PART I

Item 1.  Business

Matrix Bancorp, Inc.

     General. Matrix Bancorp, Inc. (occasionally referred to in this document, on a consolidated basis, as "us," "we," the "Company" or similar terms), is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, mortgage banking, trust and clearing activities and other fee-based services and lending activities. Our traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. Our mortgage banking activities consist of purchasing and selling residential mortgage loans and residential mortgage servicing rights; offering brokerage, consulting and analytical services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; originating residential mortgages; and providing real estate management and disposition services. Our trust and clearing activities focus primarily on the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts, as well as offering specialized custody and clearing services to banks, trust companies, broker-dealers, third party administrators and investment professionals. Our other fee-based services and lending activities include providing outsourced business services, such as budgeting, governmental reporting, accounts payable, payroll, facility and safety management and comprehensive insurance programs to charter schools. We also offer financing to charter schools for the purchase of school sites and equipment.

      Matrix Bancorp was incorporated in Colorado in June 1993 and was formerly called "Matrix Capital Corporation." The trading symbol for our common stock on the NASDAQ National Market is "MTXC."

The Subsidiaries

    Our core business operations are conducted through the seven operating subsidiaries and an investment in a settlement and clearing operation described below. See Note 22 to the consolidated financial statements included elsewhere in this document for a presentation of financial information by industry segment.

    Matrix Capital Bank. With its main office in Las Cruces, New Mexico, full service branches in Sun City, Arizona and Las Cruces, New Mexico, and loan offices in Phoenix, Arizona and Denver and Evergreen, Colorado, Matrix Bank serves its local communities by providing a broad range of personal and business depository services, offering residential loans and providing consumer and commercial real estate loans, including Small Business Administration loans. For a discussion of the depository services offered by Matrix Bank, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." For a discussion of the historical loan portfolio of the Company, including that of Matrix Bank, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Lending Activities."

    Matrix Bank holds the noninterest-bearing custodial escrow deposits related to the residential mortgage loan portfolio serviced by Matrix Financial Services Corporation, the interest-bearing money market accounts administered by Sterling Trust Company and the deposits resulting from transactions in which Matrix Bank acts as the clearing bank for clients of Matrix Settlement & Clearance Services, L.L.C. These deposits, generated through activities of affiliates, as well as other traditional deposits, are used primarily to fund bulk purchases of residential mortgage loan portfolios throughout the United States, a substantial portion of which are serviced for Matrix Bank by Matrix Financial following their purchase. As of December 31, 2000, Matrix Bank had total assets of $1.3 billion.

     Matrix Bank and our other subsidiaries have significant experience in purchasing and originating mortgage loans, have familiarity with real estate markets throughout the United States and have traditionally had access to relatively low-cost deposits. We believe that the resulting knowledge and activities permit Matrix Bank to manage its funding and capital position in a way that enhances its performance.

    Matrix Financial Services Corporation. Matrix Financial, which became a direct, wholly owned subsidiary of Matrix Bank in August 2000, acquires mortgage servicing rights on a nationwide basis through purchases in the secondary market, services the loans underlying the mortgage servicing rights and originates mortgage loans through its wholesale loan origination network.

    As of December 31, 2000, Matrix Financial serviced 92,404 borrower accounts representing $5.5 billion in principal balances, excluding $1.2 billion in subservicing for companies that are unaffiliated with us. Many of these accounts were seasoned loans having lower principal and higher custodial escrow balances than newly originated mortgage loans. As a servicer of mortgage loans, Matrix Financial is required to establish custodial escrow accounts for the deposit of borrowers' payments. These custodial accounts are maintained at Matrix Bank. At December 31, 2000, the custodial escrow accounts related to our servicing portfolio maintained at Matrix Bank were $77.6 million.

    During 2000, Matrix Financial originated $512.5 million in residential mortgage loans primarily through its regional wholesale production offices located in Atlanta, Chicago, Dallas, Denver, Houston, Phoenix, Santa Ana and St. Louis. The mortgage loans originated by Matrix Financial are typically sold in the secondary market.

    United   Financial,   Inc.  United   Financial   provides   brokerage  and
consulting   services  to  financial   institutions  and  financial   services
companies in the mortgage banking industry.  These services include:

     o the brokering and analysis of residential mortgage loan servicing rights and residential mortgage loans;

     o corporate and mortgage loan servicing portfolio valuations, which includes the "mark-to-market" valuation and analysis required under Statements of Financial Accounting Standards No. 125 and No. 140;

     o assisting companies with the development of mortgage loan servicing retention programs in lower interest rate environments; and

     o to a lesser extent, consultation and brokerage services in connection with mergers and acquisitions of mortgage banking entities.

    United Financial provides brokerage services to the mortgage banking entities of several of the nation's largest financial institutions. During 2000, United Financial brokered the sale of 143 mortgage loan servicing portfolios totaling $36.4 billion in outstanding mortgage loan principal balances.

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

    Matrix Asset Management Corporation. Matrix Asset Management, formerly known as United Special Services, Inc., provides nationwide real estate management and disposition services on foreclosed properties owned by financial services companies and financial institutions. In addition to the unaffiliated clients currently served by Matrix Asset Management, Matrix Financial utilizes these outsourced services offered by Matrix Asset Management exclusively in handling the disposition of foreclosed real estate for which it is responsible. As of December 31, 2000, Matrix Asset Management had approximately 950 foreclosed properties under its management.

    Matrix Asset Management also provides limited collateral valuation opinions to clients that are interested in assessing the value of the collateral underlying mortgage loans, as well as to clients such as Matrix Bank and other third party mortgage loan buyers evaluating potential bulk purchases of mortgage loans.

     Sterling Trust Company. Sterling Trust, headquartered in Waco, Texas, was incorporated in 1984 as a Texas non-bank trust company specializing in the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. As of December 31, 2000, Sterling Trust administered approximately 39,200 accounts with fiduciary assets under administration of over $3.8 billion, of which approximately $121.4 million represented deposits under administration held at Matrix Bank.

    First Matrix Investment Services Corporation. First Matrix is registered with the NASD as a fully disclosed broker-dealer with its headquarters in Fort Worth, Texas and a branch office in Denver, Colorado. First Matrix offers a wide range of investment options for both individual and institutional investors, including stocks, bonds, mutual funds and fixed income and debt securities. Currently, First Matrix has over $100 million in assets under management. The Fort Worth office focuses primarily on long-term investing and retirement planning. The Denver office assists primarily financial institutions in managing their investment portfolios. Denver's client base currently consists of more than 85 banks throughout the United States.

      ABS School Services, L.L.C. ABS provides outsourced business services to charter schools. Charter schools are public schools that are an alternative to traditional public schools. As of December 31, 2000, ABS was providing its services to approximately 150 schools. The primary services offered include fund accounting, cash management, budgeting, governmental reporting, payroll and accounts payable. Additionally, ABS offers administrative and instructional leadership, as well as consults with schools and offers assistance in the following areas: facility and safety management, technology, policy development, grant administration and comprehensive insurance programs. ABS also has a financing division, which offers financing to charter schools for the purchase of school sites and equipment.

     Matrix Settlement & Clearance Services, L.L.C. Much of our efforts to expand our trust, custody and clearing services have centered on a recent joint venture, Matrix Settlement & Clearance Services, in which we own a 45% equity stake. Matrix Settlement & Clearance Services provides automated clearing of mutual funds utilizing the National Securities Clearing Corporation's Fund/SERV and Defined Contribution Clearance & Settlement platform for banks, trust companies, third party administrators and registered investment advisors. For the year ended December 31, 2000, Matrix Settlement & Clearance Services had $1.5 million of revenues and a net loss of $955,000. We currently expect that Matrix Settlement & Clearance Services will become a member of the NASD and a registered broker-dealer, and we are currently evaluating our alternatives for accomplishing this result.

     As of December 31, 2000, Matrix Settlement & Clearance Services had 33 clients under contract after its first full year of operations. These clients administer approximately $8.9 billion in funds that would be eligible for inclusion in the automated clearing environment of the National Securities Clearing Corporation. Matrix Settlement & Clearance Services has developed relationships with several Matrix Bancorp subsidiaries to assist in the performance of services for its customers. For example, Matrix Bank is the National Securities Clearing Corporation member, serves as the settlement bank for Fund/SERV transactions and provides banking services for certain Matrix Settlement & Clearance Services customers. This relationship helps generate low-cost deposits for Matrix Bank. As of December 31, 2000, Matrix Settlement & Clearance Services' clients had $25.9 million of deposits at Matrix Bank.

Sale of United Capital Markets, Inc.

     As previously disclosed, on August 1, 2000, we sold one of our wholly owned subsidiaries, United Capital Markets, to an officer of that company. United Capital Markets is a registered investment advisor that focuses on interest rate management services for institutional clients.

Lending Activities

    Purchase and Sale of Bulk Loan Portfolios. In addition to our mortgage loan origination and servicing-related activities, which are discussed under "--Residential Mortgage Loan Origination" and "Mortgage Servicing Activities," respectively, we traditionally make bulk purchases of residential mortgage loans in the secondary market through Matrix Bank. We believe that our structure provides advantages over our competitors in the purchase of bulk mortgage loan packages. In particular:

     o United Financial, through its networking within the mortgage banking and financial services industries, is able to refer companies that are interested in selling mortgage loan portfolios directly to Matrix Bank. This direct contact reduces the number of portfolios that must be purchased through competitive bid situations, thereby reducing the cost associated with the acquisition of bulk residential mortgage loan portfolios.

     o Matrix Bank's subsidiary, Matrix Financial, provides servicing advantages that a typical community bank does not possess. Matrix Financial acts as a subservicer for a majority of Matrix Bank's mortgage loan portfolio. Because Matrix Financial services loans throughout the entire United States, Matrix Bank can acquire various types of loans secured by property located in any of the fifty states.

     Substantially all of the residential mortgage loans that Matrix Bank acquires are classified as held for sale. This accounting classification requires Matrix Bank to carry the loans at the lower of aggregate cost or market. The purchased loan portfolios typically include both fixed and adjustable rate mortgage loans. Although Matrix Bank reviews many loan portfolios for prospective acquisition, it focuses on acquiring seasoned first lien priority loans secured primarily by one-to-four single-family residential properties with unpaid principal balances of less than $350,000. To the extent that adjustable rate loans are available, Matrix Bank generally targets adjustable over fixed rate portfolios. Due to the accounting treatment required, we believe that the focus on seasoned and adjustable rate products is generally expected to reduce the effect of rising interest rates on the portfolio's market value.

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

     In the past, Matrix Bank has purchased nonperforming Federal Housing Administration and Veteran's Administration loans from third party sellers. The Department of Housing and Urban Development generally guarantees the majority of principal and interest on these nonperforming loans. These loans are at fixed rates and generally have a short average life as the loans are typically liquidated through the foreclosure and claim process. As of December 31, 2000, Matrix Bank owned $101.1 million of these loans.

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

     As noted earlier, in August 2000, Matrix Financial became a direct, wholly owned subsidiary of Matrix Bank. Prior to that time, Matrix Financial was a direct, wholly owned subsidiary of Matrix Bancorp and accordingly, a "sister" company of Matrix Bank. This new structure allows Matrix Bank to fund Matrix Financial's residential loan production activities without the prior "affiliate" restrictions imposed by Office of Thrift Supervision regulations. Much of the Company's loan growth in late 2000 and projected loan growth in 2001 is due to Matrix Financial's loan origination initiatives. See "--Residential Mortgage Loan Origination" for additional discussion.

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

    During the year ended December 31, 2000, we made bulk purchases of mortgage loans of approximately $225.9 million and made bulk sales of approximately $108.5 million for a net gain on sale of bulk mortgage loans of $982,000.

    Residential Mortgage Loan Origination. We originate residential mortgage loans on a wholesale basis through Matrix Financial and on a retail basis through both Matrix Financial and Matrix Bank. Matrix Financial originated a total of $512.5 million in residential mortgage loans for the year ended December 31, 2000.

    Wholesale Originations. Matrix Financial's primary source of mortgage loan originations is its wholesale division, which originates mortgage loans through approved independent mortgage loan brokers. These brokers qualify to participate in Matrix Financial's program through a formal application process that includes an analysis of the broker's financial condition and sample loan files, as well as the broker's reputation, general lending expertise and references. As of December 31, 2000, Matrix Financial had approved relationships with approximately 1,480 mortgage loan brokers. From Matrix Financial's offices in Atlanta, Chicago, Dallas, Denver, Houston, Phoenix, Santa Ana and St. Louis, the sales staff solicit mortgage loan brokers throughout the Southeastern, Western, Midwestern and Rocky Mountain areas of the United

States for mortgage loans that meet Matrix Financial's criteria. In January 2001, Matrix Financial opened an additional office in Sacramento.

    Mortgage loan brokers act as intermediaries between borrowers and Matrix Financial in arranging mortgage loans. Matrix Financial, as an approved seller/servicer for Fannie Mae, Freddie Mac, the Government National Mortgage Association and a multitude of private investors, provides these brokers access to the secondary market for the sale of mortgage loans that they otherwise cannot access because they do not meet the applicable seller/servicer net worth requirements. Matrix Financial attracts and maintains relationships with mortgage loan brokers by offering a variety of services and products.

     To supplement our product offerings made through our wholesale loan origination network, we offer a program tailored to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources. The borrowers who need this type of loan product often have impaired or unsubstantiated credit histories and/or unverifiable income and require or seek a high degree of personalized service and swift response to their loan applications. As a result, these borrowers generally are not averse to paying higher interest rates for this loan product type, as compared to the interest rates charged by conventional lending sources. We have established classifications with respect to the credit profiles of these borrowers. The classifications range from A- through D depending upon a number of factors, including the borrower's credit history and employment status. During 2000, Matrix Financial originated $97.7 million of A- through D credit residential mortgage loans, the majority of which were sold to unaffiliated third party investors on a nonrecourse basis under standard industry representations and warranties. All current originations of A- through lesser quality credit loans are originated under third party investor guidelines and are generally sold monthly in bulk loan portfolios. This method of sale generally provides better execution as compared to selling individual loans.

    In 2000, Matrix Financial acquired a servicing portfolio and production platform in Missouri. The production platform specializes in the origination of loans under a first-time home buyer program. Under this program, first-time home buyers are able to obtain loans at rates that are generally below market. The funding for the loans is available as a result of bond issues through various state and local governmental units. As master servicer under the bond programs, Matrix Financial purchases the loans from the originator, principally other financial institutions or mortgage brokers. Once acquired by Matrix Financial, the loans under the specific bond programs are packaged and Government National Mortgage Association securities are issued to the bond trustees under the programs.

     For strategic purposes, Matrix Financial's management has increased its emphasis on wholesale originations through opening two new production offices in 2000 and another in January 2001, acquiring a servicing and production platform and hiring additional administrative and production staff at existing offices. In low or decreasing interest rate environments, increased loan origination volumes, which generally result in increased fee income, can act as an economic hedge against decreases in interest income and the decreasing value of mortgage servicing portfolios caused by increased prepayments, which reduces revenues.

    Retail Originations.Matrix Bank originates residential loans on a retail basis through its branches in Las Cruces, New Mexico and Sun City, Arizona. In early 1997, Matrix Bank opened a lending office in Evergreen, Colorado. This location primarily originates residential construction loans and commercial loans in the local market place. We attempt to convert the construction loans funded through the Evergreen office into permanent mortgage loans. The retail loans originated by Matrix Bank consist of a broad range of residential loans, at both fixed and adjustable rates, consumer loans and commercial real estate loans.

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

      Quality Control. We have a loan quality control process designed to ensure sound lending practices and compliance with Fannie Mae, Freddie Mac and applicable private investor guidelines. Prior to funding any wholesale or retail loan, we perform a verbal or written verification of employment as required by investor programs and utilize a detailed checklist to ensure accuracy of documentation. In addition, on a monthly basis, we select 10% of all closed loans for a detailed audit conducted by our own personnel or a third party service provider. The quality control process entails performing a complete underwriting review and independent re-verification of all employment information, tax returns, source of down payment funds, bank accounts and credit. Furthermore, 10% of the audited loans are chosen for an independent field review and standard factual credit report. All discovered deficiencies in these audits are reported to our senior management to determine trends and additional training needs. We then address and cure all resolvable issues. We also perform a quality control audit on all early payment defaults, first payment defaults and 60-day delinquent loans, the findings of which are reported to the appropriate investor and/or senior management.

    Sale of Originated Loans. We generally sell the residential mortgage loans that we originate. Under ongoing programs established with Fannie Mae and Freddie Mac, conforming conventional loans may be sold on a cash basis or pooled by us and exchanged for securities guaranteed by Fannie Mae or Freddie Mac. We then sell these securities to national or regional broker-dealers. Mortgage loans sold to Fannie Mae or Freddie Mac are sold on a nonrecourse basis, except for standard representations and warranties, so that foreclosure losses are generally borne by Fannie Mae or Freddie Mac and not by us.

    We also sell nonconforming and conforming residential mortgage loans on a nonrecourse basis to other secondary market investors. Nonconforming loans are typically first lien mortgage loans that do not meet all of the agencies' underwriting guidelines, and are originated instead for other institutional investors with whom we have previously negotiated purchase commitments and for which we occasionally pay a fee.

    We sell residential mortgage loans on a servicing-retained or servicing-released basis. Certain purchasers of mortgage loans require that the loan be sold to them servicing-released. We sell nonconforming loans on a servicing-released basis and may sell conforming loans on a servicing-retained or servicing-released basis. See "Mortgage Servicing Activities --Residential Mortgage Loan Servicing."

     In connection with our residential mortgage loan originations and sales, we make customary representations and warranties, similar in nature and scope to those provided in connection with sales of mortgage servicing rights. Our experience has been that giving such representations and warranties has not resulted in material repurchases. However, there can be no assurance that we will not be required to make a significant repurchase in the future or that losses will not occur in the future due to the representations and warranties issued.

    The sale of mortgage loans may generate a gain or loss for us. Gains or losses result primarily from two factors. First, we may make a loan to a borrower at a rate resulting in a price that is higher or lower than we would receive if we had immediately sold the loan in the secondary market. These price differences occur primarily as a result of competitive pricing conditions in the primary loan origination market. Second, gains or losses may result from changes in interest rates that result in changes in the market value of the mortgage loans from the time that the price commitment is given to the borrower until the time that the mortgage loan is sold to the investor. Net gains and losses on originated loans sold are recorded in loan origination income.

    In order to hedge against the interest rate risk resulting from these timing differences, we historically have committed to sell all closed originated mortgage loans held for sale and a portion of the mortgage loans that are not yet closed but for which the interest rate has been established, sometimes referred to in this document as "pipeline loans." We adjust our net commitment position daily either by entering into new commitments to sell or by buying back commitments to sell depending upon our projection of the portion of the pipeline loans that we expect to close. These projections are based on numerous factors, including changes in interest rates and general economic trends. The accuracy of the underlying assumptions bears directly upon the effectiveness of our use of forward commitments and subsequent profitability. In addition, during the second half of 2000, we began selling the majority of our pipeline loans, both conforming and nonconforming, to third party investors on a best efforts basis. By selling the loans on a best efforts basis, we significantly reduce our hedging risk. The market value of loans committed for sale is determined based on the related forward loan sale commitments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Risk Sensitive Assets and Liabilities" for information on our adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

    Commercial and Other Lending. We have sought to diversify and enhance the yield of our loan portfolio by originating commercial and consumer loans and by offering a full range of lending products to our customers. The Company offers a variety of commercial loan products, including: single-family construction loans; commercial real estate loans; business and Small Business Administration loans; and financing to charter schools for the purchase of real estate and equipment. Matrix Bank's loan production office in Evergreen, Colorado, a suburb of Denver, principally originates single-family construction and commercial real estate loans. Matrix Bank's main office in Las Cruces, New Mexico also originates a portion of these loans. ABS performs underwriting and funding of financings for charter schools.

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

    In addition to origination, Matrix Bank also buys participations in commercial real estate loans primarily from banks located in the Colorado market. The loans that we acquire through participations are underwritten with the same diligence and standards as though we were originating them directly.

    Matrix Bank's SBA division offers the following loan products: SBA 7a loans; first trust deed loans under the SBA 504 program; first trust deed companion loans, also known as "piggyback" loans; and Business and Industry Guaranteed Loans offered through the United States Department of Agriculture. Matrix Bank has received preferred lender status under the SBA program in the Denver, Colorado market area. Preferred lender status allows Matrix Bank to approve SBA-guaranteed loan applications without prior review from the SBA, thereby accelerating the approval process for small business loan applications. Preferred lenders also receive priority funding and service from the SBA. Matrix Bank plans to apply for preferred lender status in other market areas such as Arizona, New Mexico, Texas and Utah in 2001. During 2000, Matrix Bank originated $27.7 million SBA loans.

     ABS offers financing to charter schools located primarily in Arizona, Colorado, Florida and Texas for the purchase of real estate, modular space and equipment. As previously mentioned, charter schools are public schools that serve as an alternative to traditional public schools, thereby providing additional academic choices for parents and students. The offered financing is generally fully amortizing and completed on a tax-exempt basis. On occasion, we also provide cash flow loans to charter schools. During 2000, we funded $30.5 million loans to charter schools and, as of December 31, 2000, we had a total of $51.9 million loans to charter schools. Charter school financing involves inherent risks such as:

     o the loan-to-value ratio for real estate transactions can be as high as 90% and for furniture, fixtures and equipment and modular space it is 100%;

     o    there are no personal guarantees; and

     o cash flow to service the financing is derived from the school's student count. If the school's student count decreases, or is less than projected, the school's ability to make scheduled payments on the financing may be impaired.

     In addition, Matrix Bank offers a variety of lending products to meet the specific needs of its customers. These products include fully amortizing secured installment loans, manufactured housing financing, credit card programs, home equity loans, business loans and share loans. In addition to the secured consumer loans, Matrix Bank extends unsecured loans, on a limited basis, to qualified borrowers based on their financial statements and creditworthiness. Matrix Bank originates the majority of its consumer lending within the Las Cruces, New Mexico market area.

Mortgage Servicing Activities

    Residential Mortgage Loan Servicing. We conduct our residential mortgage loan servicing activities exclusively through Matrix Financial. At December 31, 2000, Matrix Financial serviced approximately $5.5 billion of mortgage loans, excluding $1.2 billion subserviced for companies that are not affiliated with us.

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

    As compensation for its mortgage servicing activities, Matrix Financial receives servicing fees, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. In the event of default by the borrower, Matrix Financial receives no servicing fees until the default is cured. At December 31, 2000, Matrix Financial's annual weighted-average servicing fee was 0.40%.

     Servicing is provided on mortgage loans on a recourse or nonrecourse basis. Our policy is to accept only a limited number of servicing assets on a recourse basis. As of December 31, 2000, on the basis of outstanding principal balances, less than 1% of our owned mortgage servicing contracts involved recourse servicing. To the extent that servicing is done on a recourse basis, we are exposed to credit risk with respect to the underlying loan in the event of a repurchase. Additionally, many of our nonrecourse mortgage servicing contracts owned require us to advance all or part of the scheduled payments to the owner of the mortgage loan in the event of a default by the borrower. Many owners of mortgage loans also require the servicer to advance insurance premiums and tax payments on schedule even though sufficient escrow funds may not be available. Therefore, we must bear the funding costs associated with making such advances. If the delinquent loan does not become current, these advances are typically recovered at the time of the foreclosure sale. Foreclosure expenses, which may include legal fees or property maintenance, are generally not fully reimbursable by Fannie Mae, Freddie Mac or the Government National Mortgage Association, for which we provide significant amounts of mortgage loan servicing. As of December 31, 2000, we had advanced approximately $14.2 million in funds on behalf of third party investors. For the Veteran's Administration loans sold and serviced for the Government National Mortgage Association, which are sold on a nonrecourse basis, the Veteran's Administration loan guarantees may not cover the entire principal balance and, in that case, the Company is responsible for the losses which exceed the Veteran's Administration's guarantee.

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

    The following table sets forth certain information regarding the composition of our mortgage servicing portfolio, excluding loans subserviced for others, as of the dates indicated:


                                                                                             As of December 31,
                                                                         -----------------------------------------------------------
                                                                               2000                1999                 1998
                                                                         -----------------    ----------------    ------------------
                                                                                                 (In thousands)
FHA insured/VA guaranteed residential.................................       $1,608,115             $ 926,179            $ 960,053
Conventional loans....................................................        3,764,586             4,891,809            4,338,308
Other loans...........................................................          145,262                71,727               59,368
                                                                          ---------------     ----------------      --------------
      Total mortgage servicing portfolio..............................       $5,517,963            $5,889,715           $5,357,729
                                                                          ===============     ================      ===============
Fixed rate loans......................................................       $4,346,813            $4,926,055           $4,234,349
Adjustable rate loans.................................................        1,171,150               963,660            1,123,380
                                                                         -----------------    -----------------     ---------------
      Total mortgage servicing portfolio..............................      $5,517,963            $5,889,715           $5,357,729
                                                                         =================    =================     ===============

     The following table shows the delinquency statistics for the mortgage loans serviced by Matrix Financial, excluding loans subserviced for others, compared with national average delinquency rates as of the dates presented. Delinquencies and foreclosures for the mortgage loans serviced by us generally exceed the national average due to high rates of delinquencies and foreclosures on certain bulk loan and bulk servicing portfolios that we acquired at a discount. In September 1999, we acquired a servicing portfolio with higher loan delinquency. The majority of loans in that portfolio were in active bankruptcy or foreclosure. This portfolio was responsible for the majority of the increase in the percentage of our servicing portfolio that was delinquent at both December 31, 1999 and 2000.


                                                  As of December 31,
                      ----------------------------------------------------------------------------------
                                        2000                                    1999
                      ----------------------------------------------------------------------------------
                                                   National                               National
                               Company            Average(1)            Company          Average(1)
                      ----------------------------------------------------------------------------------
                        Number      Percentage    Percentage     Number    Percentage    Percentage
                          of       of Servicing       of           of     of Servicing       of
                         Loans      Portfolio       Loans        Loans     Portfolio       Loans
                      --------------------------------------------------------------------------------

Loans delinquent for:
   30-59 days........     5,214          5.64%        2.84%       4,079       4.50%        2.74%
   60-89 days........       992          1.07         0.64        1,120       1.24         0.63
   90 days and over..       530          0.58         0.56        2,426       2.68         0.56
                      ------------  ----------   ----------   ------------  -------   ----------
   Total
delinquencies........     6,736          7.29%        4.04%       7,625       8.42%        3.93%
                      ============  ==========   ==========   ============  =======   ==========
   Foreclosures......     1,027          1.11%        0.84%         905       1.00%        0.98%
                      ============  ==========   ==========   ============  =======   ==========


[Table Continued]

                               As of December 31,
                      -------------------------------------

                                    1998
                    ---------------------------------------
                                              National
                          Company            Average(1)
                     ---------------------------------------
                       Number      Percentage    Percentage
                         of       of Servicing       of
                        Loans      Portfolio       Loans
                     ---------------------------------------

Loans delinquent for:
   30-59 days........    3,120         3.98%        2.96%
   60-89 days........      612         0.78         0.68
   90 days and over..      712         0.91         0.60

   Total             ---------- ------------   ----------
delinquencies........    4,444         5.67%        4.24%
                     ========== ============   ==========
   Foreclosures......      727         0.93%        1.11%
                     ========== ============   ==========


----------
[FN]
(1) Source: Mortgage Bankers Association, "Delinquency Rates of 1- to 4-Unit Residential Mortgage Loans" (Seasonally Adjusted) (Data as of September 30, 2000, December 31, 1999 and December 31, 1998, respectively. Data as of December 31, 2000 was not yet available).

      The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by Matrix Financial, including both fixed and adjustable rate loans, excluding loans subserviced for others, at various interest rates:

                                                                             As of December 31,
                        ------------------------------------------------------------------------------------
                                          2000                                      1999
                        ---------------------------------------- --------------------------------------------

                                                    Percentage                                 Percentage
                          Number     Aggregate    of Aggregate     Number      Aggregate     of Aggregate
         Rate               of       Principal      Principal        of        Principal      Principal
                          Loans      Balance         Balance        Loans       Balance        Balance
                         ---------- -------------  -------------  -----------  ------------  --------------
                                                                          (Dollars in thousands)
Less than 7.00%........      6,317    $  474,596         8.60%         7,301  $    618,659        10.50%
  7.00%--7.99%.........     18,424     1,335,738        24.21         30,848     2,467,177        41.89
  8.00%--8.99%.........     27,691     1,801,131        32.64         28,620     1,822,777        30.95
  9.00%--9.99%.........     19,369     1,002,226        18.16         15,892       647,918        11.00
10.00%--10.99%..........    20,603       904,272        16.39          7,898       333,184         5.66
11.00%--11.99%..........        -             -            -              -             -            -
12.00% and over........         -             -            -              -             -            -
                        ----------- ------------   -----------    -----------    ----------  -----------
   Total...............     92,404    $5,517,963       100.00%        90,559  $  5,889,715       100.00%
                        =========== ============= ============   ============   =========== ============

[Table Continued]

                            ----------------------------------------
                                             1998
                            ----------------------------------------
                                                        Percentage
                              Number     Aggregate     of Aggregate
                                of       Principal       Principal
                              Loans       Balance         Balance
                            ----------------------------------------
Less than 7.00%........     7,123   $    662,491       12.36%
  7.00%--7.99%.........    22,341      1,799,472       33.59
  8.00%--8.99%.........    26,702      1,859,471       34.71
  9.00%--9.99%.........    15,557        731,586       13.65
10.00%--10.99%..........    6,067        284,637        5.31
11.00%--11.99%..........       251          9,441       0.18
12.00% and over........       305         10,631        0.20
                         ----------  -------------  ----------
   Total...............    78,346   $  5,357,729      100.00%
                         ==========  =============  ==========


      Loan administration fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining contractual maturity of the mortgage loans serviced by Matrix Financial, excluding loans subserviced for others, as of the dates shown. The changes in the remaining maturities as a percentage of unpaid principal between 2000, 1999 and 1998, as reflected below, are the result of acquisitions of mortgage servicing rights completed during 2000 and 1999.

                                                                               As of December 31,
                     -------------------------------------------------------------------------------------------
                                         2000                                          1999
                     --------------------------------------------- ---------------------------------------------
                                                      Percentage                                    Percentage
                      Number   Percentage    Unpaid     Unpaid     Number   Percentage    Unpaid      Unpaid
                        of     of Number   Principal   Principal     of      of Number   Principal   Principal
      Maturity        Loans     of Loans     Amount     Amount      Loans    of Loans     Amount      Amount
                     -------  ----------  ----------  ----------  --------  ----------  ---------  -----------
                                                                             (Dollars in thousands)
  1--5 years....       19,489    21.09%     $  321,196     5.82%    34,990      38.64% $  1,043,559    17.72%
  6--10 years....      15,891    17.20         411,152     7.45     10,364      11.44       577,077     9.80
11--15 years.....      14,981    16.21         779,922    14.13      8,691       9.60       560,212     9.51
16--20 years.....      27,779    30.06       2,505,728    45.41     18,624      20.57     1,766,824    30.00
21--25 years.....       4,522     4.90         444,679     8.06      3,417       3.77       381,663     6.48
More than 25 years      9,742    10.54       1,055,286    19.13     14,473      15.98     1,560,380    26.49
                       ------   ------      ----------    -----     ------     ------  ------------  -------
   Total........       92,404   100.00%     $5,517,963   100.00%    90,559     100.00% $  5,889,715   100.00%
                       ======   ======       =========   ======     ======     ======  ============   ======


[Table Continued]

                   --------------------------------------------
                                   1998
                   --------------------------------------------
                                                       Percentage
                    Number       Percentage   Unpaid     Unpaid
                      of         of Number   Principal  Principal
                    Loans        of Loans     Amount     Amount
                   ---------     -------     ------     ------
  1--5 years....       9,478     12.10%  $  216,441      4.04%
  6--10 years....     21,320     27.21      943,428     17.61
11--15 years.....     10,231     13.06      534,187      9.97
16--20 years.....      7,870     10.04      545,628     10.18
21--25 years.....     12,524     15.99    1,184,562     22.11
More than 25 years    16,923     21.60    1,933,483     36.09
                     -------    -------   ----------   -------
   Total........      78,346    100.00%  $ 5,357,729   100.00%
                      ======    =======  ===========   ======


     Our servicing activity is diversified throughout all 50 states with concentrations at December 31, 2000 in California, Texas, Missouri and Florida of approximately 18.9%, 13.7%, 12.8% and 7.3%, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced.

     Acquisition of Servicing Rights. Our strategy with respect to mortgage servicing focuses on acquiring servicing for which the underlying mortgage loans tend to be more seasoned and to have higher interest rates, lower principal balances and higher custodial escrow balances than newly originated mortgage loans. We believe this strategy allows us to reduce our prepayment risk, while allowing us to capture relatively high custodial escrow balances in relation to the outstanding principal balance. During periods of declining interest rates, prepayments of mortgage loans usually increase as homeowners seek to refinance at lower interest rates, resulting in a decrease in the value of the servicing portfolio. Mortgage loans with higher interest rates and/or higher principal balances are more likely to result in prepayments since the cost savings to the borrower from refinancing can be significant. Despite the strategy mentioned above, we remain opportunistic in our acquisition philosophy. If higher balance, less seasoned portfolios are available at our desired internal rate of return, we may, from time to time, pursue such acquisitions.

    The following table shows quarterly and annual average prepayment rate experience on the mortgage loans serviced by Matrix Financial, excluding loans subserviced by and for others:


                                         For the Year Ended December 31,
                                        ------------------------------------
                                        2000(1)(4)   1999(2)(4)  1998(3)(4)
                                      -----------  ----------- -----------
          Quarter ended:
            December 31 ..........        12.50%       13.63%      28.36%
            September 30 .........        12.70        17.43       23.60
            June 30...............        12.70        24.70       21.53
            March 31..............        10.50        26.47       17.00
                                      -----------  ----------- -----------
          Annual average..........        12.10%       20.56%      22.62%
                                      ===========  =========== ===========

 -----------------
[FN]

(1) These prepayment rates exclude prepayment experience for mortgage servicing rights subserviced for us by others of $447 million, $0, $16 million and $0 for the quarters ended December 31, September 30, June 30, and March 31, 2000, respectively.

(2) These prepayment rates exclude prepayment experience for mortgage servicing rights subserviced for us by others of $0, $576 million, $1.0 billion and $ 238 million for the quarters ended December 31, September 30, June 30 and March 31, 1999, respectively.

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

     We acquire substantially all of our mortgage servicing rights in the secondary market. The industry expertise of United Financial and Matrix Financial allows us to capitalize upon inefficiencies in this market when acquiring mortgage servicing rights. Prior to acquiring mortgaging servicing rights, we analyze a wide range of characteristics of each portfolio considered for purchase. This analysis includes projecting revenues and expenses and reviewing geographic distribution, interest rate distribution, loan-to-value ratios, outstanding balances, delinquency history and other pertinent statistics. Due diligence is performed either by our employees or a designated independent contractor on a representative sample of the mortgages involved. The purchase price is based on the present value of the expected future cash flow, calculated by using a discount rate, loan prepayment, default rate and other assumptions that we consider to be appropriate to reflect the risk associated with the investment. In 2000, we began to retain the mortgage servicing rights generated from the origination of loans sold to the Government National Mortgage Association. As of December 31, 2000, in terms of unpaid principal amount, approximately $111 million of the mortgage servicing rights in our portfolio were from loans originated and sold by Matrix Financial.

    Sales of Servicing Rights. We periodically sell our purchased mortgage servicing portfolios and generally sell all mortgage servicing rights on new loans that we originate, except as mentioned above with regard to loans sold to the Government National Mortgage Association. These sales increase current revenue, which is reflected in loan origination income for originated servicing and gain on sale of servicing for purchased servicing, and generate cash at the time of sale, but reduce future servicing fee income. We sold mortgage servicing rights on loans that we originated having an aggregate principal amount of $412.5 million during the year ended December 31, 2000. Periodically, we may also sell purchased mortgage servicing rights to restructure our portfolio or generate revenues. Purchased mortgage servicing rights were sold on loans having an aggregate principal amount of $1.1 billion during the year ended December 31, 2000 for net gains of $2.6 million.

    We anticipate that we will continue to sell substantially all originated mortgage servicing rights on new loans that we originate, except as noted above. We also may sell purchased mortgage servicing rights. We intend to base decisions regarding future mortgage servicing sales upon our cash requirements, purchasing opportunities, capital needs, earnings and the market price for mortgage servicing rights. During a quarter in which we sell purchased mortgage servicing rights, reported income will tend to be greater than if we had not made the sale during that quarter. Prices obtained for mortgage servicing rights vary depending on servicing fee rates, anticipated prepayment rates, average loan balances, remaining time to maturity, servicing costs, custodial escrow balances, delinquency and foreclosure experience and purchasers' required rates of return.

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

    Hedging of Servicing Rights. Our investment in mortgage servicing rights is exposed to potential impairment in certain interest rate environments. As previously discussed, the prepayment of mortgage loans increases during periods of declining interest rates as homeowners seek to refinance their loan to lower interest rates. If the level of prepayment on segments of our mortgage servicing portfolio reaches a level higher than we projected for an extended period of time, the associated basis in the mortgage servicing rights may be impaired. To mitigate this risk of impairment due to declining interest rates, we initiated a hedging strategy during 1997 that uses a program of exchange-traded futures and options. In terms of unpaid principal amount, we had hedged approximately 6.4% of our servicing portfolio as of December 31, 2000. Through December 31, 2000, our hedging program qualified for hedge accounting treatment based on a high degree of statistical correlation and current accounting guidance. With the required adoption of SFAS 133 on January 1, 2001, we will not attempt to qualify for hedge accounting treatment due to the requirements in the standard that are necessary to do so. Despite this, we have not made any changes to our hedging program and, as such, we will have to record our outstanding derivatives at their fair values on January 1, 2001, with subsequent changes in value recognized in earnings. See additional information regarding the impact of SFAS 133 in Note 2 to the consolidated financial statements included elsewhere in this document.

Brokerage, Consulting and Outsourcing Services

     Brokerage Services. United Financial operates as one of the nation's leading full-service mortgage servicing and mortgage loan brokers. It is capable of analyzing, packaging, marketing and closing transactions involving mortgage servicing and loan portfolios and selected merger and acquisition transactions for mortgage banking entities. United Financial markets its services to all types and sizes of market participants, thereby developing diverse relationships.

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

       In addition, United Financial provides brokerage services to buyers and sellers of all types of loan products. United Financial provides loan brokerage services to both servicing brokerage clients and non-servicing brokerage clients. During 2000, United Financial significantly enhanced its ability in the areas of analyzing, brokering and acquisition of all loan products. This was accomplished through hiring additional personnel and cross-training of existing staff.

     Consulting and Analytic Services. United Financial continues to make significant commitments to its analytics department, which has developed expertise in helping companies implement and track their "mark-to-market" valuations and analyses. United Financial has enhanced its existing valuation models and has created a software program that can be customized to fit its customers' many different needs and unique situations in performing valuations and analyses. In addition, United Financial has the infrastructure and management information system capabilities necessary to undertake the complex analyses required by SFAS 125/SFAS 140. Many of the companies affected by the implementation of SFAS 125/SFAS 140 have outsourced this function to a third party rather than dedicate the resources necessary to develop systems for and perform their own SFAS 125/SFAS 140 valuations.

     Because SFAS 125/SFAS 140 requires that mortgage servicing portfolios be valued at the lower of cost or market value on a quarterly basis, active management of servicing assets has become a critical component to holders of mortgage servicing rights. Due to the risk of impairment of mortgage servicing rights as a result of constantly changing interest rates and prepayment speeds on the underlying mortgage portfolio, risk management of mortgage servicing rights by holders of mortgage servicing rights portfolios, which typically takes the form of hedging the portfolio, has become more prevalent. The SFAS 125/SFAS 140 "mark-to-market" analyses done by United Financial help clients assess which of their portfolios of mortgage servicing rights are most susceptible to impairment due to interest rate and prepayment risk.

      In 2000, United Financial expanded its analytic and consulting services to include advisory services on business performance, including the risks and rewards of various business lines, and loan retention programs.

     We believe that the services offered by the analytics department of United Financial provide us with a competitive advantage in attracting and retaining clients because we are able to offer financial services companies and financial institutions a more complete package of services than our competitors. In addition, United Financial is able to refer clients to Matrix Bank for financing opportunities and bulk loan acquisitions and to Matrix Asset Management for real estate management and disposition services. The full range of services offered by United Financial and its affiliates further strengthens United Financial's client relationships.

    Real Estate Management and Disposition Services. Matrix Asset Management, formerly called United Special Services, recently changed its name to better identify itself as affiliated with the Matrix family of companies. Matrix Asset Management provides real estate management and disposition services on foreclosed properties owned by financial services companies and financial institutions across the United States. In addition to the unaffiliated clients currently served by Matrix Asset Management, many of which are also clients of United Financial, Matrix Financial uses Matrix Asset Management exclusively in handling the disposition of foreclosed real estate for which it is responsible. Having Matrix Asset Management, rather than Matrix Financial, provide this service transforms the disposition process into a revenue generator for us, since Matrix Asset Management typically collects a referral fee based on the value of the foreclosed real estate from the real estate broker involved in the sale transaction. Because Matrix Asset Management typically collects a portion of its fee from the real estate broker, Matrix Asset Management is able to provide this disposition service on an outsourced basis at a reduced cost to the mortgage loan servicer. Matrix Asset Management is able to pass a portion of the cost of the disposition on to the real estate broker because of the volume it generates.

    In addition, Matrix Asset Management provides limited collateral valuation opinions to clients who are interested in assessing the value of the underlying collateral on nonperforming mortgage loans, as well as to clients such as Matrix Bank and other third party mortgage loan originators and buyers interested in evaluating potential bulk purchases of mortgage loans.

    School Services. In addition to providing financing to charter schools as mentioned in "Lending Activities --Commercial and Other Lending," ABS also provides a wide variety of outsourced business and consulting services to charter schools. The most basic services offered by ABS include fund accounting, cash management, budgeting, governmental reporting and payroll and accounts payable processing. Additionally, ABS consults with and offers programs to charter schools in the following areas:

     o    facility and safety management;

     o    technology;

     o    policy development;

     o    grant administration; and

     o    comprehensive insurance coverage.

ABS also provides administrative and instructional leadership to some charter schools by placing administrators on-site at the charter schools to take a hands-on approach and work with the schools with regard to curriculum development, special education and personnel management.

    The business services provided by ABS are integral to the financing division, as these services allow ABS to use their knowledge of the school's financial condition and the capability of the schools' operators to make informed decisions in the underwriting of charter school financing. The services also give ABS a significant advantage in the servicing and ongoing monitoring of the schools, which we believe is imperative to the collection process and the overall success of our financing efforts.

Self-Directed Trust, Custody and Clearing Activities

    Sterling Trust provides administrative services for self-directed individual retirement accounts, qualified business retirement plans and personal custodial accounts, as well as corporate escrow and paying agent services. In addition, Sterling Trust offers specialized custody and clearing services to investment professionals. These services are marketed on a nationwide basis to the financial services industry, specifically broker-dealers, registered representatives, financial planners and advisors, tax professionals, insurance agents and investment product sponsors. The advantage offered by Sterling Trust is the ability to hold a wide array of publicly-traded investments, as well as nonstandard assets and private placement offerings.

    Sterling Trust does not offer financial planning or advising services, nor does it recommend, sell or solicit any investments. Sterling Trust acts only as a directed custodian and is not affiliated with any investment. It has always been Sterling Trust's mission to keep this independence to ensure that high quality services are offered without any conflicting interests. Sterling Trust executes no investment transaction without the direction of the account holder or the account holder's authorized representative.

     At December 31, 2000, Sterling Trust had assets under administration of over $3.8 billion.

      Individual Retirement Account Services. Account holders have complete control in the selection and management of all investments. Because investment decisions are involved, account holders may choose to appoint their financial planner, stockbroker or other individual to be their authorized representative. The advantages offered by a Sterling Trust self-directed IRA include the freedom to hold a wide array of investments and the convenience of consolidation.

    A Sterling Trust self-directed IRA offers the ability to invest in all types of publicly-offered investments such as mutual funds, stocks, annuities and limited partnerships. In addition, a Sterling Trust IRA allows an account holder to hold nonstandard investments such as real estate, trust deeds and promissory notes, as well as private placement offereings of closely-held stock, limited partnerships, limited liability companies and debt instruments. With this high degree of investment flexiblity, a Sterling Trust self-directed IRA may enable account holders to meet their retirement objectives.

    With a Sterling Trust self-directed IRA, several IRA accounts may be consolidated into one IRA. This consolidation may potentially reduce administrative fees, as well as save account holders time spent managing their investments. Sterling Trust's quarterly statements allow account holders to view their IRA holdings on one comprehensive, easy-to-read statement.

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

    Sterling Trust's qualified business retirement plans are designed to allow the employer to choose the level of service needed, from simple bookkeeping and government reporting, to complete, comprehensive services. No matter what level of service an employer selects, Sterling Trust offers complete independence from investment products, which allows the employer to choose among a full range of investment options.

    In addition to choosing a plan that meets their service needs and provides investment flexibility, the employer can also select from among a wide range of plan features, which include daily valuation, participant loans, integration with social security and the ability to hold life insurance within the plan.

    Custodial Services. Sterling Trust offers custodial services on both qualified business retirement plans and personal custodial accounts. Custodial services are also offered on 403(b) plans. By using Sterling Trust's custodial services, individuals and businesses nationwide can monitor and track all investments held within their portfolio. Sterling Trust will execute trades at the direction of the account holder, hold title to the assets as custodian, receive and process periodic reports and earnings and then summarize this activity on quarterly account statements. At year-end, all tax reporting data is prepared and sent to the account holder for income tax preparation purposes. Custodial accounts are provided the same investment flexibility as that which is offered on other types of accounts.

    Corporate Trust/Escrow Services. Sterling Trust offers escrow and paying agent services for a variety of business transactions, primarily to investment product sponsors. Sterling Trust will provide escrow and/or paying agent services under service agreements, provided that it has no discretion with regard to the investment of assets. Typical administrative services include holding funds in escrow, maintenance of investor records and processing of fund disbursements in accordance to the service agreement.

     Clearing Services. Matrix Settlement & Clearance Services, our joint venture, provides automated clearing of mutual funds utilizing the National Securities Clearing Corporation's Fund/SERV and Defined Contribution Clearance & Settlement platform for banks, trust companies, third party administrators and registered investment advisors. In performing services for its customers, Matrix Settlement & Clearance Services generates low-cost deposits and trust and custodial fees for the Company. As of December 31, 2000, Matrix Settlement & Clearance Services had 33 clients under contract with those clients administering approximately $8.9 billion in funds that would be eligible for inclusion in the automated clearing environment of the National Securities Clearing Corporation.

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

     For mortgage loan and mortgage servicing rights brokerage and consulting, we compete mainly with other mortgage banking consulting firms and national and regional investment banking companies. We believe that the customers distinguish between market participants based primarily on customer service. United Financial competes for its brokerage and consulting activities by:

     o    recruiting qualified and experienced sales people;

     o    developing innovative sales techniques;

     o     offering superior analytical services;

     o providing financing opportunities to its customers through its affiliation with Matrix Bank; and

     o seeking to provide a higher level of service than is furnished by its competitors.

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

    Sterling Trust faces considerable competition in all of the services and products that it offers, mainly from other self-directed trust companies and broker-dealers. Sterling Trust also faces competition from other trust companies and trust divisions of financial institutions. Sterling Trust's niche has been, and will continue to be, providing high quality customer service and servicing nonstandard retirement products. In an effort to increase market share, Sterling Trust will endeavor to provide superior service, offer technologically advanced solutions, expand its marketing efforts, provide competitive pricing and continue to diversify its product mix.

    Matrix Asset Management competes against other companies that specialize in providing real estate management and disposition services on foreclosed property. Additionally, clients or potential clients that opt to perform these services in-house diminish Matrix Asset Management's market.

    ABS competes with other outsourcing companies and Educational Management Organizations, as well as schools that prefer to perform the services offered by ABS in-house.

Employees

    At December 31, 2000, the Company had 735 employees. We believe that our relations with our employees are good. The Company is not party to any collective bargaining agreement.

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

    As a unitary savings and loan holding company, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that Matrix Bank continues to be a "qualified thrift lender" under the Home Owners' Loan Act. To maintain its status as a qualified thrift lender, Matrix Bank must maintain a minimum percentage of its assets in qualified thrift investments unless the Office of Thrift Supervision grants an exception to this requirement. In general, qualified thrift investments include certain types of residential mortgage loans and mortgage-backed securities. Upon any nonsupervisory acquisition by us of another savings association or of a savings bank or a cooperative bank that is an insured bank that meets the qualified thrift lender test and is deemed to be a savings association by the Office of Thrift Supervision, we would become a multiple savings and loan holding company if the acquired institution is held as a separate subsidiary. Multiple savings and loan holding companies are subject to extensive limitations on the types of business activities in which they may engage. The Home Owners' Loan Act limits the activities of a multiple savings and loan holding company and its uninsured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act of 1956, subject to the prior approval of the Office of Thrift Supervision, and activities authorized by Office of Thrift Supervision regulation. In addition, if Matrix Bank fails to maintain its status as a qualified thrift lender, the Home Owners' Loan Act would limit the types of business activities in which we may engage to those permissible for a multiple savings and loan holding company, and, except in limited circumstances, it would impose significant limitations on the types of activities in which Matrix Bank would be permitted to engage, on the ability of Matrix Bank to establish additional branch offices and on the types of investments that Matrix Bank would be permitted to make and retain.

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

    Among other circumstances, under a conclusive presumption established by the Office of Thrift Supervision regulations, an acquirer will be deemed to have acquired control of a savings and loan holding company if the acquirer, directly or indirectly, through one or more subsidiaries or transactions, or acting in concert with one or more persons or companies, acquires control of more than 25 percent of any class of voting stock of the savings and loan holding company or controls in any manner the election of a majority of the board of directors of the savings and loan holding company. The Office of Thrift Supervision regulations also establish other presumptions of control with respect to acquisitions of interest in savings and loan holding companies.

    Gramm-Leach-Bliley. The Gramm-Leach-Bliley Act of 1999 (otherwise known as the "Financial Services Modernization Act") eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The law revised and expanded the Bank Holding Company Act framework to permit a holding company structure to engage in a full range of financial activities through a new entity known as a "Financial Holding Company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determined to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

    The Financial Services Modernization Act prohibits unitary savings and loan holding companies formed after May 4, 1999 from engaging in nonfinancial activities, and also prohibits purchase of unitary thrift holding companies by commercial firms. The Financial Services Modernization Act grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 (or has or will become a unitary savings and loan holding company pursuant to an application pending on that date). Such a company may continue to operate under present law as long as the company continues to control only one savings institution, excluding supervisory acquisitions, and each controlled institution must meet the qualified thrift lender test. It further requires that a granfathered unitary savings and loan holding compnay must continue to control at least one savings association, or a successor institution, that it controlled on May 4, 1999.

    We are a grandfathered unitary savings and loan holding company. The Financial Services Modernization Act has not had a material adverse effect on our operations. However, the act permits banks, securities firms and insurance companies to affiliate. This has continued a trend in the financial services industry toward further consolidation. The Financial Services Modernization Act could result in an increasing amount of competition from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources. In addition, the Financial Services Modernization Act may have an anti-takeover effect because it may tend to limit our attractiveness as an acquisition candidate to other savings and loan holding companies and Financial Holding Companies.

    The Office of Thrift Supervision is proposing to require certain savings and loan holding companies to notify the Office of Thrift Supervision 30 days before undertaking certain significant new business activities. According to the Office of Thrift Supervision, the notice will enable the agency to assess the potential impact on the risk profile of the consolidated entity and subsidiary thrifts. The Office of Thrift Supervision also seeks comment on its proposal to codify its current practices for reviewing the capital adequacy of savings and loan holding companies and, when necessary, requiring additional capital on a case-by-case basis. The Office of Thrift Supervision could object to or conditionally approve an activity or transaction if it finds a material risk to the safety and soundness and stability of the thrift. It is possible that such regulations, if adopted, would impose time delays and potential increased capital costs to the operations of Matrix Bank.

    Federal Savings Bank Operations. Matrix Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its chartering authority and primary regulator, and potentially by the Federal Deposit Insurance Corporation, which insures its deposits up to applicable limits. Such regulation and supervision:

     o establishes a comprehensive framework of activities in which Matrix Bank can engage;

     o    limits the types and amounts of investments permissible for Matrix
          Bank;

     o limits the ability of Matrix Bank to extend credit to any given borrower;

     o    imposes specified liquidity requirements;

     o significantly limits the transactions in which Matrix Bank may engage with its affiliates;

     o requires Matrix Bank to meet a qualified thrift lender test that imposes a level of portfolio assets in which Matrix Bank must invest in qualified thrift investments, which include primarily residential mortgage loans and related investments;

     o places limitations on capital distributions by savings associations such as Matrix Bank, including cash dividends;

     o imposes assessments to the Office of Thrift Supervision to fund its operations;

     o establishes a continuing and affirmative obligation, consistent with Matrix Bank's safe and sound operation, to help meet the credit needs of its community, including low and moderate income neighborhoods;

     o requires Matrix Bank to maintain certain noninterest-bearing reserves against its transaction accounts;

     o establishes various capital categories resulting in various levels of regulatory scrutiny applied to the institutions in a particular category; and

     o    establishes standards for safety and soundness.

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

    The Federal Deposit Insurance Corporation Improvement Act of 1991 required the Federal Deposit Insurance Corporation to implement a risk-based deposit insurance assessment system. Under this risk-based assessment system, all depository associations insured by the Savings Association Insurance Fund are placed into one of nine categories and assessed based upon their level of capital and supervisory evaluation. Under this system, associations classified as well capitalized and considered healthy pay the lowest assessment, which is currently 0 basis points (or, hundredths of one percent), while associations that are less than adequately capitalized and considered of substantial supervisory concern pay the highest assessment, which is currently 27 basis points. Matrix Bank currently qualifies for the lowest assessment rate. In addition, under the Federal Deposit Insurance Corporation Improvement Act, the Federal Deposit Insurance Corporation may impose special assessments on Savings Association Insurance Fund members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation may increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the Savings Association Insurance Fund will be less than the designated reserve ratio of 1.25% of deposits insured by the Savings Association Insurance Fund. In setting these increased assessments, the Federal Deposit Insurance Corporation must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the Federal Deposit Insurance Corporation.

     The Financing Corporation is a government agency-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. Matrix Bank's portion of the payment on the Financing Corporation bonds was
 .0202% of deposits for the fourth quarter of 2000 and will be .0196% of the deposits for the first quarter of 2001.

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

     Brokered Deposits. Under the Federal Deposit Insurance Corporation regulations governing brokered deposits, well capitalized associations, such as Matrix Bank, are not subject to brokered deposit limitations, while adequately capitalized associations are subject to certain brokered deposit limitations and undercapitalized associations may not accept brokered deposits. At December 31, 2000, Matrix Bank had $203.6 million of brokered deposits. In the event Matrix Bank is not permitted to accept brokered deposits in the future, it would have to find replacement sources of funding. It is possible that such alternatives, if available, would result in a higher cost of funds.

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

      The Office of Thrift Supervision has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be:

     o "well capitalized" if it has a total risk-based capital ratio of 10% or greater and a leverage ratio of 5% or greater;

     o "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater;

     o "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%;

     o "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; and

     o "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

    As of December 31, 2000, Matrix Bank was a "well capitalized" institution.

    "Undercapitalized" institutions must adhere to growth, capital distribution and dividend and other limitations and are required to submit a capital restoration plan with the Office of Thrift Supervision within 45 days after an association receives notice of such undercapitalization. A savings institution's compliance with its capital restoration plan is required to be guaranteed by any company that controls the "undercapitalized" institution in an amount equal to the lesser of 5% of total assets when deemed "undercapitalized" or the amount necessary to achieve the status of "adequately capitalized." If an "undercapitalized" savings institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" institutions must comply with one or more of a number of additional restrictions, including an order by the Office of Thrift Supervision to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restriction on interest rates paid on deposits, compensation of executive officers and capital distributions to the parent holding company. "Critically undercapitalized" institutions must comply with additional sanctions, including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains this status.

    The following table indicates Matrix Bank's regulatory capital ratios at December 31, 2000:

                                                                   As of
                                                              December 31, 2000
                                                        ------------------------
                                                         Core      Risk-Based
                                                         Capital      Capital
                                                       ------------ ------------
                                                         (Dollars in thousands)

 Shareholder's equity/GAAP capital....................  $  98,920    $ 98,920
 Disallowed assets....................................      3,812       3,812
 Gain on available for sale securities................       (819)       (819)
 Additional capital items:
     General valuation allowances.....................        --        5,802
                                                       ------------ ------------
 Regulatory capital as reported to the Office of
 Thrift Supervision...................................     94,289     100,091
 Minimum capital requirement as reported to the
 Office of Thrift Supervision.........................     53,694      65,387
                                                       ------------ ------------
 Regulatory capital--excess............................ $  40,595    $ 34,704
                                                       ============ ============
 Capital ratios.......................................      7.02%       12.25%
 Well capitalized requirement.........................      5.00%       10.00%

      Federal Home Loan Bank System. Matrix Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member associations and administers the home financing credit function of savings associations. The Federal Home Loan Bank advances must be secured by specified types of collateral and may only be obtained for the purpose of providing funds for residential housing finance. The Federal Home Loan Bank funds its operations primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank system. Matrix Bank, as a member of the Federal Home Loan Bank system, must acquire and hold shares of capital stock in its regional Federal Home Loan Bank in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.3% of total assets, or 5% of its advances (borrowings) from the Federal Home Loan Bank. Matrix Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2000 of $27.8 million.

    Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows:

     o for that portion of transaction accounts aggregating $44.3 million or less, which may be adjusted by the Federal Reserve Board, the reserve requirement is 3%; and

     o for accounts greater than $44.3 million, the reserve requirement is $1.329 million plus 10% of amounts over $44.3 million, which may be adjusted by the Federal Reserve Board between 8% and 14%, against that portion of total transaction accounts in excess of $44.3 million.

     At December 31, 2000, Matrix Bank had $8.7 million of reserves with the Federal Reserve System and was in compliance with the Federal Reserve Board's reserve requirements.

      Mortgage Banking Operations. The rules and regulations applicable to our mortgage banking operations establish underwriting guidelines that, among other things, include anti-discrimination provisions, require provisions for inspections, appraisals and credit reports on prospective borrowers and fix maximum loan amounts. Moreover, we are required annually to submit audited financial statements to the Department of Housing and Urban Development, Fannie Mae, Freddie Mac and the Government National Mortgage Association, and each regulatory entity maintains its own financial guidelines for determining net worth and eligibility requirements. Our operations are also subject to examination by the Department of Housing and Urban Development, Fannie Mae, Freddie Mac and the Government National Mortgage Association at any time to assure compliance with the applicable regulations, policies and procedures. Mortgage loan origination activities are subject to, among other laws, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act of 1974, and the regulations promulgated under these laws that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Moreover, the Office of Thrift Supervision, as primary regulatory authority over Matrix Bank (the parent of Matrix Financial), examines our mortgage banking operations as well.

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

      Regulation of Sterling Trust Company. Sterling Trust provides custodial services and directed, non-discretionary trustee services. Sterling Trust was chartered under the laws of the State of Texas, and as a Texas trust company is subject to supervision, regulation and examination by the Texas Department of Banking. Under applicable law, a Texas trust company, such as Sterling Trust, is subject to virtually all provisions of the Texas Finance Code as if the trust company were a state chartered bank. The activities of a Texas trust company are limited by applicable law generally to acting as a trustee, executor, administrator, guardian or agent for the performance of any lawful act, and to lend and accumulate money when authorized under applicable law. In addition, a Texas trust company with capital of $1 million or more, such as Sterling Trust, has the power to:

     o purchase, sell, discount and negotiate notes, drafts, checks and other evidences of indebtedness;

     o    purchase and sell securities;

     o issue subordinated debentures and capital notes with the written consent of the Texas Banking Commissioner; and

     o exercise powers incidental to the enumerated powers described in the Texas Finance Code.

    A Texas trust company, such as Sterling Trust, is generally prohibited from accepting demand or time deposits if not insured by the Federal Deposit Insurance Corporation.

    Limitation on Capital Distributions. The Texas Finance Code prohibits a Texas trust company from reducing its outstanding capital and restricted surplus through redemption or other capital distribution without the prior written approval of the Texas Banking Commissioner. The Texas Finance Code does not prohibit the declaration and payment of pro rata share dividends consistent with the Texas Business Corporation Act. Moreover, Sterling Trust anticipates that it will not pay cash dividends during 2001.

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

    Capital Requirements. Applicable law generally requires a Texas trust company to have and maintain minimum restricted capital of at least $1 million. The Texas Banking Commissioner may require additional capital of a Texas trust company if the Texas Banking Commissioner determines it necessary to protect the safety and soundness of such company. If the Texas Banking Commissioner were to do so, there is no assurance that Sterling Trust would be able to meet such additional requirements. In such case, the Texas Banking Commissioner could pursue various enforcement actions, such as appointing either a conservator or a receiver for Sterling Trust. Currently, however, Sterling Trust is in compliance with all capital requirements under Texas law.

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

Item 2.  Properties

    We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms. The following table sets forth certain information concerning the real estate that we own or lease:

                                                                                                                   Monthly Rent or
        Location            Square Feet             Owned/Leased                 Occupant                          Mortgage Payment
-------------------------- --------------  ------------------------------------- -------------------------------- ------------------

Denver, CO..............       29,298      Leased through July 31, 2006          Matrix Bancorp, United                  $ 44,168
                                                                                 Financial, Matrix Asset
                                                                                 Management, Matrix Bank, First
                                                                                 Matrix and Matrix Settlement &
                                                                                 Clearance Services
Denver, CO..............       8,100       Leased through June 30, 2001          Matrix Asset Management                  $ 8,746
Newtown, PA.............       1,365       Leased through June 30, 2003          Matrix Asset Management                  $ 2,446
Phoenix, AZ.............      62,771       Leased through February 28, 2007      Matrix Financial, Matrix Bank,           $50,133
                                                                                 ABS and Matrix Bancorp
Atlanta, GA.............       4,129       Leased through August 31, 2003        Matrix Financial                         $ 4,843
Chesterfield, MO........       1,570       Leased through May 1, 2001            Matrix Financial                         $ 2,355
Chicago, IL.............         294       Leased through April 30, 2003         Matrix Financial                         $ 2,729
Clayton, MO.............       6,718       Leased through June 30, 2003          Matrix Financial                         $13,996
Dallas, TX..............       6,205       Leased through May 31, 2004           Matrix Financial                         $ 7,756
Denver, CO..............       9,549       Leased through June 30, 2002          Matrix Financial                         $11,401
Houston, TX.............       4,011       Leased through October 31, 2003       Matrix Financial                         $ 5,682
Phoenix, AZ.............       4,040       Leased through June 14, 2002          Matrix Financial                         $ 6,902
Sacramento, CA..........       4,202       Leased through December 31, 2003      Matrix Financial                         $ 7,353
Santa Ana, CA...........       8,851       Leased through August 31, 2003        Matrix Financial                         $13,277
Albuquerque, NM.........         143       Leased through August 15, 2001        Matrix Bank                              $   450
Evergreen, CO...........       1,855       Leased through February 1, 2003       Matrix Bank                              $ 4,085
Las Cruces, NM..........       1,800       Owned                                 Matrix Bank                                  N/A
Las Cruces, NM..........      30,000(1)    Owned                                 Matrix Bank                                  N/A
Sandy, UT...............         245       Leased through July 1, 2001           Matrix Bank                              $ 1,255
Sun City, AZ............       3,000       Owned                                 Matrix Bank                                  N/A
Westminster, CO.........         823       Leased through March 1, 2003          Matrix Bank                              $ 1,419
Waco, TX................      11,300       Leased through June 30, 2001(2)(3)    Sterling Trust                           $13,553
Waco, TX................         928       Leased through June 30, 2001(3)       Sterling Trust                           $ 1,021
Fort Worth, TX..........       1,148       Leased through November 30, 2004      First Matrix                             $ 1,579
Cottonwood, AZ..........       2,400       Owned                                 ABS                                          N/A
Cottonwood, AZ..........         600       Leased month to month                 ABS                                      $   365
Peoria, AZ..............       3,319       Leased through June 6, 2002           ABS                                      $ 5,360
Tuscon, AZ..............       1,879       Leased through September 30, 2002     ABS                                      $ 2,322
Snowflake, AZ...........       2,850       Leased month to month                 ABS                                      $ 2,760
Deerfield Beach, FL              500       Leased month to month                 ABS                                      $   795

[FN]

(1)Of this 30,000 square feet, approximately 17,800 square feet serve as the headquarters for Matrix Bank. Substantially all of the remaining space is rented to unaffiliated third parties at market prices.

(2)The lease agreement provides for renewal options and allocation of certain expenses the lessee would reimburse over a specified amount during the life of the lease.

(3)Management anticipates renewal of this lease at its expiration.


Item 3.  Legal Proceedings

    General. We are from time to time party to various litigation matters, in most cases, involving ordinary and routine claims incidental to our business. With respect to all litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty. Nevertheless, we do not believe any of such litigation matters will result in a material adverse impact on our consolidated financial condition, results of operations or cash flows, except that no such assurances can be given with respect to the litigation matters set forth below, against which no accrual for loss has been made as of December 31, 2000.

    Matrix Bancorp. In early 1999, Matrix Bancorp and Matrix Bank instituted an arbitration action with the American Arbitration Association in Phoenix, Arizona against Fidelity National Financial, Inc. The arbitration action arose out of an alleged breach by Fidelity of a Merger Termination Agreement entered into between Matrix Bancorp and Fidelity in connection with the termination of their proposed merger. The arbitration panel has ruled that the entire Merger Termination Agreement was unenforceable. Matrix Bancorp and Matrix Bank have filed an appeal of the arbitration panel's decision in federal district court in Phoenix, Arizona. Matrix Bancorp and Matrix Bank believe they have meritorious points of appeal and intend to prosecute the appeal vigorously.

     Matrix Bancorp, The Vintage Group, Inc., Vintage Delaware Holdings, Inc., Matrix Bank, and Guy A. Gibson, President and Chief Executive Officer of Matrix Bancorp, Richard V. Schmitz, Chairman of the Board of Matrix Bancorp, and D. Mark Spencer, Vice Chairman of Matrix Bancorp, have been named defendants in an action styled Roderick Adderley, et. al. v. Guy A. Gibson, et. al. pending in the District Court of Tarrant County, Texas, seeking to impose joint and several liability on these defendants for the judgment against Sterling Trust in Roderick Adderley, et. al. v. Advance Financial Services, Inc., et. al. See "--Sterling Trust" below. The plaintiffs have asserted various theories of liability, including control person theories of liability under the Texas Securities Act and fraudulent transfer theories of liability. The defendants believe they have adequate defenses and intend to vigorously defend this action. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

     Matrix Bancorp and Sterling Trust have been named defendants in an action styled Victor Doroski v. David M. Mobley, et. al. pending before the American Arbitration Association in Waco, Texas. This action was initially filed by the plaintiff in the United States District Court for the Southern District of California, but was ordered to arbitration by the court in July 2000. In this action, the plaintiff has alleged that Sterling Trust and Matrix Bancorp violated various provisions of the Commodities Exchange Act in connection with plaintiff's investment of certain monies in his self-directed IRA in various funds allegedly affiliated with Mr. Doroski's appointed representative, David M. Mobley (the "Mobley Funds"). Sterling Trust acted only as self-directed custodian for Mr. Doroski's IRA. Matrix Bancorp never had any dealings with Mr. Mobley, the Mobley Funds or Mr. Doroski. The arbitration hearing is set for June 2001. The defendants believe they have adequate defenses and intend to vigorously defend this action. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

    Matrix Bank. A former customer of Matrix Bank is a debtor in a Chapter 11 proceeding under the Bankruptcy Code styled In re Apponline.com, Inc. and Island Mortgage Network, Inc. pending in the United States Bankruptcy Court for the Eastern District of New York. Prior to the bankruptcy filing, Matrix Bank had provided the customer, Island Mortgage Network, Inc., with a purchase/repurchase facility under which Matrix Bank purchased residential mortgage loans from Island Mortgage, with Island Mortgage having the right or obligation to repurchase such mortgage loans within a specified period of time. Several other financial institutions had provided Island Mortgage with warehouse financing or additional purchase/repurchase facilities (the "Origination Facilities"). At this time, it appears that no other financial institution that provided an Origination Facility to Island Mortgage has a conflicting interest with Matrix Bank in respect of the loans purchased by Matrix Bank, which were approximately $12.4 million in original principal amount (the "Purchased Loans"). However, several third parties have instituted lawsuits against Matrix Bank claiming an equitable interest in a portion of the Purchased Loans (approximately $2.4 million in original principal amount). These third parties consist primarily of title companies, closing attorneys and other closing agents that provided settlement funds in connection with the funding of a borrower's mortgage loan, in many cases, we believe in violation of various "good funds" laws, which typically require a closing agent to wait for receipt of "good funds" prior to disbursement of settlement funds on the origination of a loan. After providing settlement funds, these closing agents discovered that Island Mortgage had either provided company checks with insufficient funds or had inappropriately placed a stop payment on the checks. In addition, parties in the chain of title to property securing approximately $2.5 million loans, including sellers and prior lienholders are seeking to void or rescind their transactions on the theory that they never received consideration. Matrix Bank believes it has adequate defenses and intends to vigorously defend these actions. The ultimate legal and financial liability of the Company, if any, in these matters cannot be estimated with certainty at this time.

     The trustee for Island Mortgage has received an order from the Bankruptcy Court finding that the Purchased Loans are a part of the estate of Island Mortgage. Nevertheless, the trustee and Matrix Bank have reached an agreement, in principle, whereby the trustee will release all of its right in and to the Purchased Loans if the trustee, after performance of a "due diligence" review, determines that Matrix Bank owns the Purchased Loans or, would otherwise have a perfected security interest in the Purchased Loans. Matrix Bank believes it can adequately demonstrate to the trustee that it is the owner of the Purchased Loans, or otherwise has a perfected security interest in the Purchased Loans. The Company intends to vigorously defend its position in this matter. The ultimate legal and financial liability of the Company, if any, in this bankruptcy cannot be estimated with certainty at this time.

     For a description of Roderick Adderley, et al. v. Guy A. Gibson, et al., please see "Matrix Bancorp" above.

     Sterling Trust. Sterling Trust has been named a defendant in an action styled Roderick Adderley, et. al. v. Advanced Financial Services, Inc., et. al. that was tried in Tarrant County, Texas district court in the spring of 2000. The jury returned a verdict adverse to Sterling Trust with respect to two of 12 theories of liability posed by the plaintiffs, and the court has signed a judgment for certain of the plaintiffs in the amount of approximately $6.4 million. Sterling Trust has filed an appeal of this judgment and believes it has meritorious points of appeal. It intends to vigorously prosecute the appeal of this action against which no accrual for loss has been made. The ultimate resolution of this matter, which is expected to occur in nine to 18 months, could result in a loss of up to $6.4 million plus post-judgment interest and additional attorneys' fees. The ultimate legal and financial liability, if any, of Sterling Trust cannot be estimated with certainty at this time.

     Sterling Trust has been named a defendant in an action styled John A. Redin, et. al. v. Sterling Trust Company, et. al. pending in the Superior Court of the State of California for the County of Los Angeles. The plaintiffs in this action seek to certify a class action on behalf of all persons and entities that invested in promissory notes issued by Personal Choice Opportunities. The plaintiffs allege, among other things, that Sterling Trust, as custodian of the plaintiffs' self-directed IRAs, breached its fiduciary duty and was negligent. Sterling Trust believes it has adequate defenses and intends to vigorously defend this action. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

     Sterling Trust has been named a defendant in several lawsuits pending in the United States District Court for the Western District of Pennsylvania. All of such actions have been instituted by one law firm. The style of these actions are as follows: Douglas Wheeler, et. al. v. Pacific Air Transport, et. al.; Paul
C. Jared, et. al. v. South Mountain Resort and Spa, Inc., et. al.; Lawrence Rehrig, et. al. v. Caffe Diva, et. al.; Merrill B. Christman, et. al. v. Millennium 2100, Inc., et. al.; David M. Veneziale, et. al. v. Sun Broadcasting Systems, Inc., et. al.; Don Glazer, et. al. v. Technical Support Servs., Inc., et. al.; and Donald Maudlin, et. al. v. World Vision Entertainment, Inc., et. al. Each case seeks certification of a class action and alleges negligent misrepresentation, breach of fiduciary duty, negligence and civil conspiracy against Sterling Trust in connection with Sterling Trust's performance of its duties as self-directed custodian for the plaintiffs' IRAs, which participated in promissory note programs issued by the various companies named in the style of the cases above. Sterling Trust believes it has adequate defenses and intends to vigorously defend these actions. The ultimate legal and financial liability of the Company, if any, in these matters cannot be estimated with certainty at this time.

      For a description of the Doroski arbitration, please see "-Matrix Bancorp" above.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                       PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock, $.0001 par value, is traded on the NASDAQ National Market under the symbol "MTXC." The following table sets forth the high and low sales prices for our common stock on the NASDAQ National Market for the periods indicated.



                                                          Market Price
                                                       --------------------
      Quarter Ended:                                     High       Low
                                                        --------  ---------

         December 31, 2000............................ $ 8.250   $  6.031
         September 30, 2000...........................  12.938      5.500
         June 30, 2000................................   9.000      6.750
         March 31, 2000 ..............................  14.125      7.875

         December 31, 1999............................$ 15.125   $ 11.000
         September 30, 1999...........................  16.063     11.250
         June 30, 1999................................  18.000      7.625
         March 31, 1999...............................  18.500     11.625



     On March 1, 2001, the closing price of our common stock was $8.813 per share. Also, as of that date, the approximate number of holders of record of our common stock was 48. This number does not include beneficial owners who hold their shares in a depository trust in "street" name.

    In May 2000, we announced the adoption of a Common Stock Repurchase Program. Under this program, we repurchased a total of 237,000 shares through December 31, 2000, for a total purchase price of approximately $1.8 million. Our ability to repurchase stock is limited due to various provisions in Matrix Bancorp's debt instruments, the most restrictive of which is our bank stock loan. Under the bank stock loan, Matrix Bancorp is allowed to make certain restricted payments, which includes repurchases of stock and payments of dividends to shareholders, in an amount of up to $3 million plus 25% of the Company's cumulative consolidated net income for fiscal quarters beginning with the quarter ending March 31, 2001.

      We have not paid any dividends on our equity for the last two fiscal years. Any future determination as to dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors the Board of Directors may deem relevant. Our ability to pay dividends is restricted by the same provisions that restrict our ability to repurchase our stock, as described in the immediately preceding paragraph. Additionally, Matrix Bancorp is prohibited from paying dividends on its common stock if the scheduled payments on our junior subordinated debentures and trust preferred securities have not been made. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 9 to the consolidated financial statements included elsewhere in this document. In addition, the ability of Sterling Trust and Matrix Bank to pay dividends to Matrix Bancorp may be restricted in certain instances. See "Regulation and Supervision."

Item 6.  Selected Financial Data

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


                                                     As of and for the
                                                  Year Ended December 31,

                                --------------------------------------------------------
                                 2000       1999         1998        1997        1996
                                --------   ---------   ---------   ----------   --------
                                    (Dollars in thousands, except per share data)

Statement of Income Data
Net interest income before
  provision for loan
  and valuation losses....... $  29,785   $  29,463   $  24,190   $   13,888  $   6,059
Provision for loan and
   valuation losses..........     4,235       3,180       4,607          874        143
                                --------   ---------   ---------   ----------   --------
Net interest income after
   provision for loan
   and valuation losses......    25,550      26,283      19,583       13,014      5,916
Noninterest income:             --------   ---------   ---------   ----------   --------
  Loan administration........    23,850      23,686      17,411       16,007      8,827
  Brokerage..................     5,476       6,156       7,054        3,921      4,364
  Trust services.............     4,923       4,840       4,169        3,561      3,061
  Real estate disposition
    services.................     3,677       3,659       2,036        1,121        564
  Gain on sale of loans and
    mortgage-backed
    securities...............       982       3,247       3,108        2,441      3,121
  Gain on sale of mortgage
    servicing rights.........     2,634         363         803        3,365      3,232
  Loan origination...........     7,587       6,218       5,677        4,694      1,809
  School services............     4,240       2,813          46            -          -
  Other......................     5,423       9,378       6,441        2,919      1,609
                                --------   ---------   ---------   ----------   --------
   Total noninterest income..    58,792      60,360      46,745       38,029     26,587
Noninterest expense..........    77,841      69,586      52,939       37,746     26,655
                                --------   ---------   ---------   ----------   --------
Income before income taxes...     6,501      17,057      13,389       13,297      5,848
Income taxes.................     2,243       6,278       4,876        5,159      2,278
                                --------   ---------   ---------   ----------   -------
Net income................... $   4,258    $ 10,779    $  8,513    $   8,138  $   3,570
                                ========   =========   =========   ==========   =======
Net income per share
   assuming dilution(1) ..... $    0.63    $   1.58    $   1.24    $    1.20  $    0.68
Weighted average common
   shares assuming dilution.. 6,748,857   6,833,546   6,881,890    6,781,808  5,077,321
Cash dividends(2)............ $      --   $      --   $      --    $      --  $     201

Balance Sheet Data

Total assets.................$1,418,795  $1,283,746  $1,012,155    $ 606,581  $ 274,559
Mortgage-backed securities...    66,616        --          --           --         --
Total loans, net............. 1,116,021   1,103,515     848,448      511,372    212,361
Mortgage servicing rights,
   net.......................    71,529      63,479      57,662       36,276     23,680
Deposits(3)(4)...............   602,669     562,194     490,516      224,982     90,179
Custodial escrow balances....    77,647      94,206      96,824       53,760     37,881
FHLB borrowings..............   519,433     405,000     168,000      171,943     51,250
Borrowed money(5)............   124,503     142,101     178,789       89,909     42,431
Total shareholders' equity...    64,023      60,497      49,354       40,610     32,270

Operating Ratios and Other
Selected Data

Return on average assets(6)..      0.32 %      1.02 %      1.02 %       1.78%      1.69%
Return on average equity(6)..      6.79       19.79       18.92        22.71      24.30
Average equity to average
   assets(6).................      4.75        5.16        5.41         7.86       6.97
Net interest margin(6)(7)....      2.51        3.25        3.37         3.70       3.45
Operating efficiency ratio(8)     76.76       59.21       59.74        60.14      74.20
Total amount of loans
   purchased................  $ 225,898   $ 701,952   $ 678,150     $493,693   $159,015
Balance of owned servicing
   portfolio (end of period). 5,517,963   5,889,715   5,357,729    3,348,062  2,505,036
Trust assets under
   administration (end of
   period) .................. 3,847,038   2,545,060   2,089,562   1,437,478   1,162,231
Wholesale loan origination
   volume....................   512,541     443,363     574,963     402,984     583,279

Ratios of Earnings to Fixed
Charges(9)

Including interest on
   deposits..................     1.09x       1.38x       1.36x        1.71x      1.54x
Excluding interest on
   deposits..................     1.15x       1.75x       1.64x        2.30x      1.84x

Loan Performance Ratios and
Data

Allowance for loan and
   valuation losses.......... $  8,581      $ 6,354    $ 3,710      $ 1,756  $   1,039
Nonperforming loans(10) .....   28,516       25,641     13,209        4,990      3,903
Nonperforming loans/total
   loans(10) ................     2.54 %       2.31%      1.55 %       0.97%      1.83%
Nonperforming assets/total
   assets(10) ...............     2.20         2.06       1.40         1.03       1.89
Net loan charge-offs/average
loans(6) ....................     0.18         0.06       0.38         0.04       0.03
Allowance for loan and
    valuation losses/
    total loans .............     0.72         0.57       0.44         0.34       0.49
Allowance for loan and
valuation losses/
   nonperforming loans ......    30.09        24.78      28.09        35.19      26.62

----------
[FN]
(1) Net income per common share assuming dilution is based on the weighted average number of common shares outstanding during each period and the dilutive effect, if any, of stock options and warrants outstanding. There are no other dilutive securities.

(2) Represents dividends paid by The Vintage Group prior to its acquisition by us.

(3) Following our acquisition of The Vintage Group in February 1997, Sterling Trust moved approximately $80.0 million of fiduciary deposits from a third party institution to Matrix Bank.

(4) Beginning in February 1998, Matrix Bank began accepting brokered deposits. At December 31, 2000, 1999 and 1998, the total balance of brokered deposits was $203.6 million, $221.5 million and $148.7 million, respectively.

(5) Included in borrowed money at December 31, 2000 and 1999, is $27.5 million pertaining to the guaranteed preferred beneficial interests in the Matrix Bancorp's 10% junior subordinated debentures. See additional discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

(6) Calculations are based on average daily balances where available and monthly averages otherwise.

(7) Net interest margin has been calculated by dividing net interest income before loan and valuation loss provision by average interest-earning assets.

(8) The operating efficiency ratio has been calculated by dividing noninterest expense, excluding amortization of mortgage servicing rights, by operating income. Operating income is equal to net interest income before provision for loan and valuation losses plus noninterest income.

(9) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before taxes plus interest and rent expense. Fixed charges consist of interest and rent expense.

(10)See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Nonperforming Assets" for a discussion of the impact of certain bulk purchases of mortgage loan portfolios on the level of nonperforming loans and the effect of repurchasing sub-prime automobile loans.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

General

      Matrix Bancorp was formed in June 1993 when the founding shareholders of Matrix Financial and United Financial, two of our subsidiaries, exchanged all of their outstanding capital stock for shares of our stock in a series of transactions that were each accounted for as a pooling of interests. In September 1993, we acquired Dona Ana Savings and Loan Association, FSB, which was subsequently renamed Matrix Capital Bank. The acquisition was accounted for using the purchase method of accounting. We formed Matrix Asset Management, formerly United Special Services, in June 1995 and United Capital Markets in December 1996. In February 1997, we acquired The Vintage Group in a pooling of interests and, accordingly, no goodwill was recorded and our consolidated financial statements for the prior periods have been restated. Additionally, we acquired ABS in March 1999. The acquisition was accounted for using the purchase method of accounting. On August 1, 2000, we sold the stock of United Capital Markets to one of the officers of that company, as previously disclosed. Additionally, on August 1, 2000, Matrix Financial, our mortgage banking operation, became an operating subsidiary of Matrix Bank.

    The principal components of our revenues consist of:

o     net interest income recorded by Matrix Bank;

o     loan administration fees generated by Matrix Financial;

o brokerage and consulting and disposition services fees realized by United Financial and Matrix Asset Management, respectively;

o loan origination fees and gains on sales of mortgage loans and mortgage servicing rights generated by Matrix Bank and Matrix Financial;

o     trust service fees generated by Sterling Trust; and,

o     school service fees generated by ABS.

   Our results of operations are influenced by changes in interest rates and the effect of these changes on our interest spreads, the volume of loan originations, mortgage loan prepayments and the value of mortgage servicing portfolios.

Comparison of Results of Operations for Fiscal Years 2000 and 1999

   Net Income; Return on Average Equity. Net income decreased $6.5 million to $4.3 million for fiscal year 2000 as compared to $10.8 million for fiscal year 1999. On a per share basis, net income was $.63 per share for fiscal year 2000 and $1.58 for fiscal year 1999. Return on average equity decreased to 6.8% for fiscal year 2000 as compared to 19.8% for fiscal year 1999. The decreases in net income, earnings per share and return on average equity were caused primarily by the substantial increase in the cost of our interest-bearing liabilities, which resulted from the higher interest rate environment of fiscal year 2000 as compared to fiscal year 1999. Additionally, we incurred losses related to loans that we acquired under a previously existing purchase/repurchase facility, as well as related to the settlement of the Harbor Financial Mortgage Corporation bankruptcy. Our legal expenses in fiscal year 2000 were substantially higher than the prior fiscal year relating to litigation at Sterling Trust and the two losses mentioned above. See "Legal Proceedings."

   Net Interest Income. Net interest income before provision for loan and valuation losses increased $322,000 to $29.8 million for fiscal year 2000 as compared to $29.5 million for fiscal year 1999. Our net interest income before provision for loan and valuation losses increased only slightly in spite of the $276.9 million, or 30.5%, increase in our interest-earning assets. The reason for the small increase in net interest income before provision for loan and valuation losses was due to the interest rate environment, which caused the cost of our interest-bearing liabilities to increase significantly more than the yield on our interest-earning assets. The cost of our interest-bearing liabilities increased by 87 basis points, whereas the yield on our interest-earning assets only increased 9 basis points between the comparable periods. The increase in the cost of our interest-bearing liabilities caused our net interest margin to decrease to 2.51% for fiscal year 2000 as compared to 3.25% for fiscal year 1999 and our interest rate spread to decrease to 2.07% for fiscal year 2000 as compared to 2.85% for fiscal year 1999. As noted above, the compression in our net interest margin was a result of the interest rate environment during 2000 and our continued philosophy of acquiring adjustable-rate mortgages. For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

   Provision for Loan and Valuation Losses. The provision for loan and valuation losses increased $1.0 million, or 33.2%, to $4.2 million for fiscal year 2000 as compared to $3.2 million for fiscal year 1999. This increase was primarily attributable to ABS' charge-off of a $768,000 loan during 2000 due to the closing of one of its school customers. The remaining increase was due to increases in the provision at ABS, Matrix Bank and Matrix Financial. For a discussion of the components of the allowance for loan losses, see "--Asset and Liability Management--Analysis of Allowance for Loan and Valuation Losses." For a discussion on the allowance as it relates to nonperforming assets, see "--Asset and Liability Management--Nonperforming Assets."

   Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees were consistent with an increase of only $164,000 to $23.9 million for fiscal year 2000 as compared to $23.7 million for fiscal year 1999. Loan administration fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio decreased to an average balance of $5.4 billion for fiscal year 2000 as compared to an average balance of $5.6 billion for fiscal year 1999. This decrease was offset by a small increase in the average service fee rate, including all ancillary income, to 0.44% for fiscal year 2000 as compared to 0.43% for fiscal year 1999.

   Brokerage fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage servicing rights. Brokerage fees decreased $680,000, or 11.0%, to $5.5 million for fiscal year 2000 as compared to $6.2 million for fiscal year 1999. This decrease was the result of a decrease in the balance of residential mortgage servicing portfolios brokered by United Financial, which in terms of aggregate unpaid principal balances on the underlying loans, decreased $11.3 billion to $36.4 billion for fiscal year 2000 as compared to $47.7 billion for fiscal year 1999. Brokerage fees vary from quarter to quarter as the timing of servicing sales is dependent upon the seller's need to recognize a sale or to receive cash flows.

     Trust Services. Trust service fees increased $83,000, or 1.7%, to $4.9 million for fiscal year 2000 as compared to $4.8 million for fiscal year 1999. Trust accounts under administration at Sterling Trust increased to 39,220 accounts at December 31, 2000 from 36,546 accounts at December 31, 1999 and total fiduciary assets under administration increased to $3.8 billion at December 31, 2000 from $2.5 billion at December 31, 1999. Most of the growth in accounts and assets under administration occurred in third party administrator accounts, which are generally priced at lower fees based on the level of administration required.

   Real Estate Disposition Services. Real estate disposition services represents fees earned by Matrix Asset Management for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions. Real estate disposition service income was consistent between the fiscal years 2000 and 1999, with only an $18,000 increase in fiscal year 2000 over fiscal year 1999.

     Gain on Sale of Loans and Mortgage-Backed Securities. Gain on sale of loans and mortgage-backed securities decreased $2.3 million to $982,000 for fiscal year 2000 as compared to $3.2 million for fiscal year 1999. These loan sales were completed under standard purchase and sale agreements, with standard representations and warranties and without recourse. The gains from these sales represent cash gains. Gain on sale of loans can fluctuate significantly from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell.

   Gain on Sale of Mortgage Servicing Rights. Gain on sale of mortgage servicing rights increased $2.3 million to $2.6 million for fiscal year 2000 as compared to $363,000 for fiscal year 1999. In terms of aggregate outstanding principal balances of mortgage loans underlying such mortgage servicing rights, we sold $1.1 billion in purchased mortgage servicing rights during fiscal year 2000 as compared to $161.2 million during fiscal year 1999. Gains from the sale of mortgage servicing rights can fluctuate significantly from year to year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, we expect to, at times, pursue opportunistic sales of mortgage servicing rights. The current year sale was undertaken to take advantage of aggressive pricing in the marketplace.

   Loan Origination. Loan origination income includes all mortage loan fees, secondary marketing activity on new loan originations and servicing release premiums on new originations sold, net of origination costs. Loan origination income increased $1.4 million, or 22.0%, to $7.6 million for fiscal year 2000 as compared to $6.2 million for fiscal year 1999. Approximately $806,000 of this increase related to loans originated loans as a result of increased originated and sold by Matrix Bank's SBA loan department. The remainder of the increase is attributable to an increase in wholesale residential mortgage loan production by $69.1 million, or 15.6%, to $512.5 million during fiscal year 2000 as compared to $443.4 million during fiscal year 1999.

   School Services. School services income represents fees earned by ABS for outsourced business and consulting services provided to scdhools. School services income increased $1.7 million, or 50.7%, to $4.2 million for fiscal year 2000 as compared to $2.8 million for fiscal year 1999. This increase was primarily due to an increase in the pricing for ABS services, the addition of new school customers and our acquisition of ABS in March 1999, which resulted in less than a full year of revenues being recognized in 1999.

   Other Income. Other income decreased $4.0 million, or 42.2%, to $5.4 million for fiscal year 2000 as compared to $9.4 million for fiscal year 1999. The decrease in other income was primarily due to:

o a $1.9 million decrease in consulting income from United Capital Markets because of its August sale and an overall slower year for that company; and

o a decrease in Matrix Bank's income from certain financing transactions, which decreased miscellaneous fee income by $1.7 million compared to the prior fiscal year.


   Noninterest Expense. Noninterest expense increased $8.2 million, or 11.9%, to $77.8 million for fiscal year 2000 as compared to $69.6 million for fiscal year 1999. This increase was primarily due to increased compensation and benefits expense, increased other general and administrative expense and increased professional fees. These increases were offset by a decrease in the amortization of mortgage servicing rights. The following table details the major components of noninterest expense for the periods indicated:

                                                                          Year Ended  December 31,
                                                                       ------------------------------
                                                                           2000             1999
                                                                       --------------   -------------
                                                                              (In thousands)

Compensation and employee benefits....................................   $    34,245         $ 29,336
Amortization of mortgage servicing rights ............................         9,851           16,403
Occupancy and equipment...............................................         4,785            3,727
Postage and communication.............................................         2,812            2,688
Professional fees.....................................................         4,687            2,385
Data processing.......................................................         2,413            1,688
Other general and administrative......................................        19,048           13,359
                                                                       --------------   -------------
      Total...........................................................   $   77,841        $   69,586
                                                                       ==============   =============


      Compensation and employee benefits increased $4.9 million, or 16.7%, to $34.2 million for fiscal year 2000 as compared to $29.3 million for fiscal year 1999. This increase was primarily the result of increased salary expense at Matrix Financial, ABS, Matrix Bancorp and Matrix Bank. Matrix Financial's salary expense increased towards the later half of 2000 related to its initiative to build a production platform. This initiative involved opening two new production offices, acquiring a servicing and production platform and hiring additional administrative and production staff. We had an overall increase of 135 employees, or 22.5%, to 735 employees at December 31, 2000 as compared to 600 employees at December 31, 1999.

   Amortization of mortgage servicing rights decreased $6.5 million, or 39.9%, to $9.9 million for fiscal year 2000 as compared to $16.4 million for fiscal year 1999. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the higher interest rates prevalent in the market, prepayment speeds on our servicing portfolio decreased to an average of 12.1% during fiscal year 2000 as compared to 20.6% during fiscal year 1999.

   The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other expenses, increased $9.9 million, or 41.5%, to $33.7 million for fiscal year 2000 as compared to $23.8 million for fiscal year 1999. The $5.7 million increase in other general and administrative expense increase was primarily attributable to previously mentioned losses from a purchase/repurchase facility and the Harbor settlement. Additionally, we experienced a $2.3 million increase in professional fees related mainly to litigation at Sterling Trust and legal expenses associated with the Harbor settlement.

    Provision for Income Taxes. Our provision for income taxes decreased $4.1 million to $2.2 million for fiscal year 2000 as compared to $6.3 million for fiscal year 1999. The decrease in pre-tax income was further enhanced by a reduction in our effective tax rate to 34.5% for fiscal year 2000 from 36.8% for fiscal year 1999. The decrease in the effective tax rate was the result of our reduced earnings and our origination of tax-exempt financing.

Comparison of Results of Operations for Fiscal Years 1999 and 1998

    Net Income; Return on Average Equity. Net income increased $2.3 million, or 26.6%, to $10.8 million for fiscal year 1999 as compared to $8.5 million for fiscal year 1998. On a per share basis, net income was $1.58 per share for fiscal year 1999 and $1.24 for fiscal year 1998. Return on average equity increased to 19.8% for fiscal year 1999 as compared to 18.9% for fiscal year 1998. Excluding 1998 non-recurring charges, net income increased $869,000, or 8.8%, to $10.8 million for fiscal year 1999 as compared to $9.9 million for fiscal year 1998. Non-recurring charges in 1998, on a pre-tax basis, consisted of a $2.3 million loss recorded related to alleged fraud committed by MCA Mortgage Corporation ("MCA"). The alleged fraud involved loans acquired by Matrix Financial from MCA for which MCA continued to provide servicing on Matrix Financial's behalf. Excluding non-recurring charges, earnings per share and return on average equity for fiscal year 1998 were $1.44 and 22.0%, respectively.

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

    Provision for Loan and Valuation Losses. The provision for loan and valuation losses decreased $1.4 million to $3.2 million for fiscal year 1999 as compared to $4.6 million for fiscal year 1998. This decrease was primarily attributable to the $2.2 million pre-tax provision recorded in 1998, related to MCA, but was offset by increases made to the provision due to the increase in the balance of net loans receivable, which increased to $1.1 billion at December 31, 1999 as compared to $848.4 million at December 31, 1998 and our origination of additional non-residential mortgage loans. For a discussion of the components of the allowance for loan losses, see "--Asset and Liability Management--Analysis of Allowance for Loan and Valuation Losses." For a discussion on the allowance as it relates to nonperforming assets, see "--Asset and Liability Management--Nonperforming Assets."

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

    Trust Services. Trust service fees increased $671,000, or 16.1%, to $4.8 million for fiscal year 1999 as compared to $4.2 million for fiscal year 1998. This increase is associated with the growth in total assets under administration to over $2.5 billion at December 31, 1999 from $2.1 billion at December 31, 1998, primarily as a result of increased mutual fund values at year-end 1999. The number of trust accounts remained fairly constant with 36,546 accounts at December 31, 1999 and 36,374 accounts at December 31, 1998. Most of the growth in accounts and assets under administration occurred in third party administrator accounts, which aregenerally priced at lower fees based on the level of administration required.

    Real Estate Disposition Services. Real estate disposition service income increased $1.7 million, or 79.7%, to $3.7 million for fiscal year 1999 as compared to $2.0 million for fiscal year 1998.

     Gain on Sale of Loans and Mortgage-Backed Securities. During fiscal years 1999 and 1998, we made bulk loan sales of approximately $192.7 million and $319.4 million, for gains on sale of bulk mortgage loans of $3.2 million and $3.1 million, respectively. Gain on sale of loans can fluctuate significantly from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell.

    Gain on Sale of Mortgage Servicing Rights. Gain on sale of mortgage servicing rights decreased $440,000, or 54.8%, to $363,000 for fiscal year 1999 as compared to $803,000 for fiscal year 1998. In terms of aggregate outstanding principal balances of mortgage loans underlying such mortgage servicing rights, we sold $161.2 million in purchased mortgage servicing rights during fiscal year 1999 as compared to $175.3 million during fiscal year 1998. Gains from the sale of mortgage servicing rights can fluctuate significantly from year to year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, we will at times pursue opportunistic sales of mortgage servicing rights.

    Loan Origination. Loan origination income increased $541,000, or 9.5%, to $6.2 million for fiscal year 1999 as compared to $5.7 million for fiscal year 1998. Approximately $391,000 of this increase related to loans originated and sold by Matrix Bank's SBA loan department. The remaining increase resulted primarily from differences in the pricing and mix of loans originated, which offset the $131.6 million decrease in wholesale residential mortgage loan production. We originated $443.4 million of wholesale residential mortgage loans in 1999 as compared to $575.0 million in 1998. We attribute the decrease in wholesale originations primarily to the effects of rising interest rates in the last half of 1999.

     School Services. School services income increased to $2.8 million for fiscal year 1999 as compared to $46,000 for fiscal year 1998. The increase was due to our acquisition of ABS in March 1999.

   Other Income. Other income increased $3.0 million, or 45.6%, to $9.4 million for fiscal year 1999 as compared to $6.4 million for fiscal year 1998. The increase in other income was primarily due to certain of our financing transactions which increased miscellaneous fee income approximately $2.3 million over the prior fiscal year.

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


                                                                Year Ended  December 31,
                                                              ------------------------------
                                                                   1999            1998
                                                              --------------   -------------
                                                                     (In thousands)
Compensation and employee benefits...........................    $   29,336         $ 22,194
Amortization of mortgage servicing rights ...................        16,403           10,563
Occupancy and equipment......................................         3,727            3,059
Postage and communication....................................         2,688            2,393
Professional fees............................................         2,385            1,439
Data processing..............................................         1,688            1,344
Other general and administrative.............................        13,359           11,947
                                                              --------------     ------------
      Total..................................................   $   69,586           $52,939
                                                              ==============     ============

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

    Amortization of mortgage servicing rights increased $5.8 million, or 55.3%, to $16.4 million for fiscal year 1999 as compared to $10.6 million for fiscal year 1998. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced. Our prepayment rates on our servicing portfolio averaged 20.6% during fiscal year 1999 as compared to 22.6% during fiscal year 1998. In response to the lower interest rates prevalent in the market during the first half of 1999, prepayment speeds remained high due to borrowers refinancing into lower interest rate mortgages. However, we have seen significant decreases in our prepayment speeds in the latter half of 1999.

    The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other expenses, increased $3.6 million, or 18.2%, to $23.8 million for fiscal year 1999 as compared to $20.2 million for fiscal year 1998. The increase was generally attributable to increased legal expenses and increased servicing costs associated with the nonperforming Federal Housing Administration/Veteran's Administration loans that were transferred to us in September 1999 as part of the loans acquired from Harbor. See "--Asset and Liability Management--Nonperforming Assets."

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

                                                                                         Year Ended December 31,
                                                  -----------------------------------------------------------------
                                                               2000                              1999
                                                  -------------------------------   -------------------------------
                                                  Average               Average      Average              Average
                                                   Balance    Interest    Rate       Balance    Interest    Rate
                                                  ----------- --------- ---------   ----------- --------- ----------
                                                                                        (Dollars in thousands)
Assets
Interest-earning assets:
  Loans receivable, net ....................... $ 1,086,041 $  90,591      8.34 % $   877,117 $  72,355       8.25
  Mortgage-backed securities...................      45,253     3,374      7.46            --        --         --
  Interest-earning deposits....................      28,831     1,508      5.23        16,326       629       3.85
  Federal Home Loan Bank stock.................      24,199     1,913      7.91        13,934       766       5.50
                                                  ----------- --------- ---------   ----------- --------- ----------
    Total interest-earning assets..............   1,184,324    97,386      8.22       907,377    73,750       8.13

Noninterest-earning assets:
  Cash.........................................      16,305                            18,090
  Allowance for loan and valuation losses......      (7,302)                          (4,392)
  Premises and equipment.......................      10,318                            10,765
  Other assets.................................     116,602                           122,705
                                                  -----------                       -----------
    Total noninterest-earning assets...........     135,923                           147,168
                                                  -----------                       -----------
    Total assets............................... $ 1,320,247                       $ 1,054,545
                                                  ===========                       ===========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Passbook accounts............................ $     2,981       102      3.42   $     2,758        96       3.48
  Money market and NOW accounts................     156,649     3,671      2.34       213,192     6,356       2.98
  Certificates of deposit......................     361,084    22,502      6.23       287,347    15,137       5.27
  Federal Home Loan Bank borrowings............     430,331    27,242      6.33       175,619     9,184       5.23
  Borrowed money...............................     147,377    14,084      9.56       159,272    13,514       8.48
                                                  ----------- --------- ---------   ----------- --------- -----------
    Total interest-bearing liabilities.........   1,098,422    67,601      6.15       838,188    44,287       5.28
                                                  ----------- --------- ---------   ----------- --------- -----------

Noninterest-bearing liabilities:
  Demand deposits (including custodial escrow
  balances)....................................     140,615                           140,847
  Other liabilities............................      18,505                            21,054
                                                  -----------                       -----------
  Total noninterest-bearing liabilities........     159,120                           161,901
  Shareholders' equity.........................      62,705                            54,456
                                                  -----------                       -----------
    Total liabilities and shareholders' equity. $ 1,320,247                       $ 1,054,545
                                                  ===========                       ===========
Net interest income before provision for loan
    and valuation losses.......................             $  29,785                         $  29,463
                                                              =========                         =========
Interest rate spread...........................                            2.07 %                             2.85 %
                                                                        =========                         ==========
Net interest margin............................                            2.51 %                             3.25 %
                                                                        =========                         ==========
Ratio of average interest-earning assets to
average
    interest-bearing liabilities...............                          107.82 %                            108.25%
                                                                        =========                         ==========

[Table Continued]

                                                      Year Ended December 31,
                                               ----------------------------------
                                                              1998
                                                 --------------------------------
                                                 Average               Average
                                                  Balance    Interest    Rate
                                                 ----------- --------------------

Assets
Interest-earning assets:

  Loans receivable, net .......................$    692,443  $ 59,452      8.59 %
  Mortgage-backed securities...................          --        --        --
  Interest-earning deposits....................      15,042       627      4.17
  Federal Home Loan Bank stock.................      10,719       615      5.74
                                                 --------------------------------
    Total interest-earning assets..............     718,204    60,694      8.45

Noninterest-earning assets:
  Cash.........................................     13,241
  Allowance for loan and valuation losses......     (2,223)

  Premises and equipment.......................      9,913
  Other assets.................................     93,208
                                                 ------------
    Total noninterest-earning assets...........    114,139
                                                 ------------
    Total assets...............................$   832,343
                                                 ============

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Passbook accounts............................$      2,859       102      3.57
  Money market and NOW accounts................     142,382     4,432      3.11
  Certificates of deposit......................     211,592    11,687      5.52
  Federal Home Loan Bank borrowings............     159,381     8,554      5.37
  Borrowed money...............................     147,368    11,729      7.96
                                                 --------------------------------
    Total interest-bearing liabilities.........     663,582    36,504      5.50
                                                 --------------------------------

Noninterest-bearing liabilities:
  Demand deposits (including custodial escrow
    balances)..................................     106,247
  Other liabilities............................      17,518
                                                 ------------
  Total noninterest-bearing liabilities........     123,765
  Shareholders' equity.........................      44,996
                                                 ------------
    Total liabilities and shareholders' equity.$    832,343
                                                 ============
Net interest income before provision for loan
    and valuation losses.......................              $  24,190
                                                             ==========
Interest rate spread...........................                            2.95 %
                                                                       ==========
Net interest margin............................                            3.37 %

                                                                       ==========
Ratio of average interest-earning assets to
average interest-bearing liabilities...........                          108.23 %
                                                                       ==========

Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes

    The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

o changes in volume, in other words, changes in volume multiplied by old rate; and

o changes in rate, in other words, changes in rate multiplied by old volume.

 For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                           Year Ended December 31, 2000 vs. 1999          Year Ended December 31, 1999 vs. 1998
                                           Increase (Decrease) Due to Change in            Increase (Decrease) Due to Change in
                                         --------------------------------------------- ---------------------------------------------
                                         Volume            Rate            Total         Volume           Rate            Total
                                         ------------  --------------  --------------- -------------  --------------  --------------
                                                                              (In thousands)

Interest-earning assets:
   Loans receivable, net................. $  17,438     $       798     $     18,236   $    15,308     $   (2,405)     $     12,903
    Mortgage-backed securities...........     3,374              --            3,374            --              --               --
   Interest-earning deposits.............       599             280              879            52            (50)                2
   Federal Home Loan Bank stock..........       719             428            1,147           177            (26)              151
                                          ----------      -----------     ------------   -----------     -----------     -----------
     Total interest-earning assets.......    22,130           1,506           23,636        15,537         (2,481)           13,056
                                          -----------     -----------     ------------   -----------     -----------     -----------
Interest-bearing liabilities:
   Passbook accounts.....................         8             (2)                6           (5)             (1)              (6)
   Money market and NOW accounts.........    (1,886)           (799)          (2,685)        2,120           (196)            1,924
   Certificates of deposit...............     4,307           3,058            7,365         4,009           (559)            3,450
   Federal Home Loan Bank advances.......    15,770           2,288           18,058           853           (223)              630
   Borrowed money........................      (957)          1,527              570           986            799             1,785
                                          -----------     -----------     ------------   -----------     -----------     -----------
     Total interest-bearing liabilities..    17,242           6,072           23,314         7,963           (180)            7,783
                                          -----------     -----------     ------------   -----------     -----------     -----------
Change in net interest income before
   provision for loan and
   valuation losses......................$    4,888     $    (4,566)    $        322   $     7,574     $  (2,301)      $      5,273
                                          ===========     ===========     ============   ===========     ===========     ===========

Asset and Liability Management

    General. A significant portion of our revenues and net income is derived from net interest income and, accordingly, we strive to manage our interest-earning assets and interest-bearing liabilities to generate what we believe to be an appropriate contribution from net interest income. Asset and liability management seeks to control the volatility of our performance due to changes in interest rates. We constantly attempt to achieve an appropriate relationship between rate sensitive assets and rate sensitive liabilities. We have responded to interest rate volatility by developing and implementing asset and liability management strategies designed to increase noninterest income and improve the match between interest-earning assets and interest-bearing liabilities. These strategies include:

o Utilizing mortgage servicing rights as a source of noninterest income and as a countermeasure against the decline in the value of mortgage loans during a rising interest rate environment. Increases in interest rates tend to increase the value of mortgage servicing rights because of the resulting decrease in prepayment rates on the underlying loans;

o Focusing on noninterest-bearing custodial escrow balances related to our mortgage servicing rights;

o Increasing focus on lines of business that are less interest rate sensitive, such as brokerage activities, consulting services, self-directed trust services, real estate disposition and school business services;

o Maintaining a wholesale loan origination operation. Wholesale originations provide a form of hedge against the balance of mortgage servicing rights. In a decreasing interest rate environment, the value of the servicing portfolio tends to decrease due to increased prepayments of the underlying loans. During this same environment, however, the volume of loan originations generally increases;

o Originating and purchasing adjustable rate mortgages and selling newly originated fixed rate residential mortgages in the secondary market;

o Increasing emphasis on the origination of construction and commercial real estate lending, including SBA loans, which tend to have higher interest rates with shorter loan maturities than residential mortgage loans and generally are at adjustable rates;

o Increasing retail deposits, which are less susceptible to changes in interest rates than other funding sources;

o Pursuing strategic acquisitions or alliances that provide fee-based income or generate liabilities that are less expensive or less interest rate sensitive than retail deposits or borrowings from third party institutions to fund our investing activities;

o Using Matrix Bank as the settlement bank for settlement and clearing services offered by Sterling Trust and Matrix Settlement & Clearance Services to generate low-cost deposits; and

o Hedging segments of our servicing portfolio and selling forward commitments on our loan pipeline.

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

                                                                              As of December 31,
                              ------------------------------------------------------------------------------------------------------
                                         2000                        1999                      1998                     1997
                              --------------------------   ------------------------   ----------------------   ---------------------
                                   Amount       Percent         Amount     Percent        Amount    Percent        Amount    Percent
                              --------------  ----------   ------------- ----------   ----------- ----------   ----------- ---------
                                                                                    (Dollars in thousands)

Residential.................  $    903,955       81.00%    $   954,424      86.49  %  $ 732,512      86.34%   $  462,604      90.46%
Multi-family,
commercial
   real estate and
commercial..................       123,491       11.07          78,046       7.07        52,689       6.21        29,492       5.77
School
financing...................        51,909        4.65          31,748       2.88        24,429       2.88         2,708       0.53
Construction ...............        36,768        3.29          36,056       3.26        27,648       3.26         7,591       1.48
Consumer....................         8,479        0.76           9,595       0.87        14,880       1.75        10,733       2.10
                                 ---------    --------      ----------    ----------    -------    -------     ---------  ---------
      Total loans...........     1,124,602      100.77       1,109,869     100.57       852,158     100.44       513,128     100.34
Less allowance for loan
   and valuation losses.....         8,581        0.77           6,354       0.57         3,710       0.44         1,756       0.34
                                 ---------    --------     -----------    ----------  ---------    -------     ---------  ---------
Loans receivable, net.......  $  1,116,021      100.00%    $ 1,103,515     100.00%    $ 848,448     100.00%   $  511,372     100.00%
                                 =========    ========     ===========    ==========  =========    =======    ==========  =========

[Table Continued]
                                   As of December 31,
                              -------------------------
                                         1996
                               ------------------------
                                    Amount     Percent
                               ------------- ----------

Residential.................    $ 192,118       90.47 %
Multi-family, commercial
  real estate and
  commercial................       15,352        7.23
School financing............          --          --
Construction ...............        1,061        0.50
Consumer....................        4,869        2.29
                                 ----------  ----------
      Total loans...........      213,400      100.49
Less allowance for loan
   and valuation losses.....        1,039        0.49
                                 ----------  ----------
Loans receivable, net.......    $ 212,361      100.00 %
                                 ==========  ==========


    The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2000, excluding the allowance for loan losses. Loans held for sale are classified as maturing over five years. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments or the timing of loan sales.

                                                                                     As of December 31, 2000
                                                         -------------------------------------------------------------
                                                            Less than         One to        Over Five
                                                            One Year        Five Years       Years          Total
                                                         ----------------- -------------- ----------------------------
                                                                               (In thousands)

Residential............................................. $     302,206   $    593,873   $       7,876  $     903,955
Multi-family, commercial real estate and commercial.....        23,911         30,982          68,598        123,491
School financing........................................         3,400         48,509               -         51,909
Construction............................................        29,385          6,078           1,305         36,768
Consumer                                                         2,915          3,964           1,600          8,479
                                                           -------------   ------------   ------------   ------------
      Total loans ...................................... $     361,817   $    683,406   $      79,379  $   1,124,602
                                                           =============   ============   =============  =============

      Loans held for sale, which are contractually due in less than one to five years, are split between fixed and adjustable rates as follows:


                                                                      As of December 31, 2000
                                                          ------------------------------------------------
                                                             Less than      One to Five
                                                             One Year          Years           Total
                                                          ----------------- -------------- ---------------
                                                                          (In thousands)
Fixed.....................................................$     182,290   $    242,447   $       424,737
Adjustable................................................      123,521        400,712           524,233
                                                            -------------   ------------   ---------------
      Total loans.........................................$     305,811   $    643,159   $       948,970
                                                            =============   ============   ===============

    Loans held for investment, which are contractually due in one or more years, are split between fixed and adjustable rates as follows:


                                                                    As of December 31, 2000
                                                        ------------------------------------------------
                                                          One to Five      Over Five
                                                             Years           Years           Total
                                                        ----------------- -------------- ---------------
                                                                        (In thousands)

Fixed.................................................. $      28,759   $     16,632   $        45,391
Adjustable.............................................        68,524         61,717           130,241
                                                          -------------   ------------   ---------------
      Total loans...................................... $      97,283   $     78,349   $       175,632
                                                          =============   ============   ===============


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



                                                                                             As of December 31,
                                                           -----------------------------------------------------------------------
                                                                2000              1999             1998              1997
                                                             ------------      ------------     ------------      ------------
                                                                                           (Dollars in thousands)

Nonaccrual mortgage loans................................   $    23,160        $   20,185      $     8,208        $    4,796
Nonaccrual commercial loans and school
   financing ............................................         5,224             5,301            4,349                --
Nonaccrual consumer loans................................           132               155              652               194
                                                             ------------      ------------     ------------      ------------
      Total nonperforming loans..........................        28,516            25,641           13,209             4,990
Foreclosed real estate...................................         2,646               800              916             1,242
Repossessed automobiles..................................            --                --               --                --
                                                             ------------      ------------     ------------      ------------
      Total nonperforming assets.........................   $    31,162        $   26,441       $   14,125        $    6,232
                                                             ============      ============     ============      ============
Total nonperforming loans

   to total loans........................................          2.54   %          2.31  %          1.55   %          0.97  %
Total nonperforming assets to total assets...............          2.20   %          2.06  %          1.40   %          1.03  %
Ratio of allowance for loan and valuation losses
    to total nonperforming loans.........................         30.09   %         24.78  %         28.09   %         35.19  %
Interest income on nonperforming loans not included in
interest income..........................................     $   1,016           $   979        $     524           $     89

[Table Continued]


                                                             As of December 31,
                                                           ---------------------
                                                                1996
                                                             ------------
                                                        (Dollars in Thousands)

Nonaccrual mortgage loans................................  $      3,031
Nonaccrual commercial loans and school
   financing ............................................            --
Nonaccrual consumer loans................................           872
                                                             ------------
      Total nonperforming loans..........................         3,903
Foreclosed real estate...................................           788
Repossessed automobiles..................................           506
                                                             ------------
      Total nonperforming assets.........................  $      5,197
                                                             ============
Total nonperforming loans
   to total loans........................................          1.83  %
Total nonperforming assets to total assets...............          1.89  %
Ratio of allowance for loan and valuation losses
    to total nonperforming loans.........................         26.62  %
Interest income on nonperforming loans not included in
interest income..........................................        $  120

     As of December 31, 2000, we had approximately $89,000 of non-government accruing loans that were contractually past due 90 days or more. We accrue for interest on government-sponsored loans such as Federal Housing Administration insured and Veteran's Administration guaranteed loans which are past due 90 or more days, as the majority of the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $101.1 million, $147.9 million and $165.7 million as of December 31, 2000, 1999 and 1998, respectively. Nonaccrual mortgage loans as a percentage of total loans were 2.1% at December 31, 2000, 1.8% at December 31, 1999, 1.0% at December 31, 1998, 0.9% at December 1997 and 1.4% at December 31, 1996. A significant portion of the increases in 1999 and 2000 can be primarily attributed to several portfolios. The first is a sub-prime residential portfolio that we acquired on a scheduled interest and scheduled principal remittance with full recourse to the seller/servicer. In October 1999, however, the seller/servicer declared bankruptcy and the servicing was transferred to us. The total principal balance of the sub-prime portfolio was $12.2 million at December 31, 2000 and approximately $3.1 million was 90 or more days delinquent at that time. Associated with these loans, we have a $303,000 specific reserve. The second portfolio was principally associated with the Harbor settlement and consists of $11.2 million of loans at December 31, 2000, of which $5.0 million loans were 90 days or more delinquent at that time. Recorded against the $11.2 million of loans, we have $1.9 million of discounts.

    The increase in nonaccrual commercial loans and school financing in 1999 and 1998 is primarily the result of our origination of tax-exempt financing for charter schools for the purchase of real estate and equipment. Several of the charter schools for which we have provided financing have encountered enrollment and/or state funding delays, which has caused them to become delinquent on their obligations to us. With the start of the new fiscal year for the schools, which began on July 1, 2000, and through the efforts of ABS employees who have worked with several of the schools on their cash flow issues, we were able to remove several schools from nonaccrual status during 2000. Offsetting the decrease in nonaccrual commercial loans and school financing related to charter schools were several SBA loans that went into nonaccrual status during 2000.

     The prior delinquency and anticipated future delinquencies are taken into consideration in the pricing of the loans acquired. We generally purchase such loans at discounts and, in limited instances, receive recourse from the seller to further reduce our risk of loss associated with the loans' nonaccrual status. At December 31, 2000, $15.4 million, or 54.1%, of the nonaccrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale." Total loans held for sale at December 31, 2000, were $942.5 million, of which $25.4 million, or 2.7%, were nonaccrual loans.

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


                                                                                   As of and for the
                                                  ----------------------------------------------------------------------------------
                                                                                 Year Ended December 31,
                                                  --------------------------------------------------------------------------------
                                                        2000               1999             1998          1997             1996
                                                     -------------   ------------     ------------    ------------     -----------
                                                                              (Dollars in thousands)
Balance at beginning of period................... $        6,354      $   3,710      $   1,756        $  1,039         $    943
Charge-offs:
      Real estate-mortgage.......................            434             98          1,922              22               64
      Real estate-construction...................            320             --             --              --               --
      Commercial loans and school financing .....            819             --             --              --               --
      Consumer...................................            476            509            789             166                6
                                                     -------------   ------------   ------------    ------------     ------------
            Total charge-offs....................          2,049            607          2,711             188               70
Recoveries:
      Real estate-mortgage.......................              1              2              2              --                8
      Consumer...................................             40             69             56              31               15
                                                     -------------   ------------   ------------    ------------     ------------
            Total recoveries.....................             41             71             58              31               23
                                                     -------------   ------------   ------------    ------------     ------------
Net charge-offs..................................          2,008            536          2,653             157               47
Provision for loan losses charged to operations..          4,235          3,180          4,607             874              143
                                                     -------------   ------------   ------------    ------------     ------------
Balance at end of period......................... $        8,581      $   6,354      $   3,710       $   1,756        $   1,039
                                                     =============   ============   ============    ============     ============
Ratio of net charge-offs to average loans(1).....           0.18   %       0.06  %        0.38   %        0.04  %          0.03  %
                                                     =============   ============   ============    ============     ============
Average loans outstanding during the period...... $    1,086,041      $ 877,117      $ 692,443       $ 355,848        $ 162,648
                                                     =============   ============   ============    ============     ============



------------
[FN]
(1) Excluding charge-offs related to charter schools and our credit card operations in 2000, our credit card operations in 1999 and related to MCA and our credit card operations in 1998, the ratio of net charge-offs to average loans was 0.09%, 0.02% and 0.03%, respectively.

    A majority of the increase in real estate-mortgage charge-offs for 1998 as compared to 1997 is due to the loss recognized related to MCA. See "--Comparison of Results of Operations for Fiscal Years 1999 and 1998--Net Income; Return on Average Equity" for additional information. Additionally, the increases in consumer charge-offs in 2000, 1999 and 1998 pertains to losses experienced on our credit card portfolio. Credit card loans accounted for 0.12%, 0.27% and 0.53% of our total loan portfolio as of December 31, 2000, 1999 and 1998, respectively. The majority of our credit card portfolio was originated in 1996 and the balance of our unsecured credit card portfolio at December 31, 2000 was $1.4 million.

    The allowance for loan and valuation losses is increased by the provision for loan and valuation losses (which is charged to operations) for particular loans where management considers ultimate collection to be questionable. We evaluate all other loans as part of their respective categories and not on an individual basis. Each category of loans in the loan portfolio is assigned a loss factor based on:

o     the assessed risk inherent in each loan category;

o     certain qualitative evaluations of individual classified assets;

o     trends in the portfolio;

o     geographic and portfolio concentrations;

o     new products or markets; and

o evaluations of the changes in the historical loss experience component and projections of this component into the current and future periods based on current knowledge and conditions.

These loss factors range from 0.10% for Federal Housing Administration/Veteran's Administration loans guaranteed by the Department of Housing and Urban Development to 8.00% for credit card loans. Additionally substandard and doubtful loans of homogeneous loan portfolios are assigned loss factors of 5.00% to 50.00% and 50.00%, respectively. We had $5.2 million, $5.3 million and $4.3 million of impaired commercial loans and school financing at December 31, 2000, 1999, and 1998, respectively. We had no impaired loans as of December 31, 1997 and 1996. The loss factors are applied to the outstanding principal balance of loans in their respective categories, and the total for all categories determines our allowance for loan and valuation losses. The following table shows information regarding the components of our allowance for loan and valuation losses as of the dates indicated.


                                                                                       As of December 31,
                               -------------------------------------------------------------------------------
                                        2000                       1999                       1998
                               ------------------------   ------------------------   ------------------------

                                           Percentage                 Percentage                 Percentage
                                            of Loans                   of Loans                   of Loans
                                             in each                    in each                    in each
                                           Category to                Category to                Category to
                                Amount     Total Loans     Amount     Total Loans     Amount     Total Loans
                               ----------  ------------   ----------  ------------   ----------  ------------
                                                                                     (Dollars in thousands)

Residential..................  $  4,133         80.39  %  $  3,591         86.00  %  $  2,295         85.96  %
Multi-family, commercial real
 estate and commercial ......     1,684         11.28          835          7.02          564          6.18
School financing.............     2,329          4.31        1,320          2.86          275          2.87
Construction.................       302          3.27          286          3.25          207          3.24
Consumer                            133          0.75          322          0.87          369          1.75
                                  -------  ------------      -------  ------------      -------  ------------
                               $  8,581        100.00  %  $  6,354        100.00  %  $  3,710        100.00  %
                                  =======  ============      =======  ============      =======  ============
[Table Continued]


                                              As of December 31,
                               ----------------------------------------------------
                                         1997                       1996
                                ------------------------   ------------------------

                                            Percentage                 Percentage
                                             of Loans                   of Loans
                                              in each                    in each
                                            Category to                Category to
                                 Amount     Total Loans     Amount     Total Loans
                                ----------  ------------   ----------  ------------


Residential..................   $  1,234         90.15  %  $    911         90.03  %
Multi-family, commercial real
 estate and commercial ......         91          5.75           51          7.19
School financing.............         --          0.53           --            --
Construction.................         23          1.48            6          0.50
Consumer                             408          2.09           71          2.28
                                   -------  ------------      -------  ------------
                                $  1,756        100.00  %  $  1,039        100.00  %
                                   =======  ============      =======  ============

     The ratio of the allowance for loan and valuation losses to total loans was 0.77% at December 31, 2000; 0.57% at December 31, 1999; 0.44% at December 31,
1998; 0.34% at December 31, 1997; and 0.49% at December 31, 1996. The allowance for loan and valuation losses is reduced by loans charged off, net of recoveries. The balance of the allowance for loan and valuation losses allocated to residential, multi-family, commercial real estate, commercial, school financing and construction loans has increased mainly due to the increased outstanding loan principal balances in these loan categories. In addition, we have increased our origination of non 1-4 family loans, which are perceived to be higher risk and also is a contributor to the overall increase in the balance of the allowance. As of December 31, 2000, we believe that the allowance, when taken as a whole, is adequate to absorb the inherent losses in the current loan portfolio.

      Risk Sensitive Assets and Liabilities. As discussed in "Asset and Liability Management - General" a significant portion of our earnings and ultimate success is partially dependent upon our ability to manage our interest rate risk. Interest rate risk can be defined as the exposure of our net interest income to adverse movements in interest rates. Although we manage other risks, such as credit, operational and liquidity risk in the normal course of business, we consider interest rate risk to be a significant market risk which could potentially have the largest material effect on our financial condition and results of operations. The majority of our market risk related to interest rates exists within the operations of Matrix Bank. However, Matrix Financial also has interest rate risk related to its primary asset, mortgage servicing rights, and also related to its loan origination volumes, as well as the net interest income earned on its originated loans that are funded through warehouse lines of credit. With the majority of Matrix Financial's operations being funded by Matrix Bank, this is a smaller risk to the Company as compared to when Matrix Financial's operations were funded entirely by unaffiliated financial institutions. The susceptibility to movements in interest rates affects the cash flows generated from the mortgage servicing rights which are recorded in other income versus interest income. In a decreasing interest rate environment, the underlying servicing portfolio tends to prepay faster which reduces future servicing income; while in an increasing interest rate environment, prepayments tend to decrease, which increases expected future servicing income. As it relates to Matrix Financial's lending activities, Matrix Financial originates residential mortgage loans, which are generally pre-sold. However, between the time that the loan is originated and sold to the ultimate investor, Matrix Financial earns interest income. The loans are funded through the use of warehouse credit facilities or borrowings from Matrix Bank, both of which are generally priced based on short-term interest rates. Therefore, the net interest income that is earned by Matrix Financial is generally dependent on the spread between long-term mortgage rates and short-term interest rates. Additionally, rising interest rate environments typically decrease loan origination volumes, whereas falling interest rate environments typically increase loan origination volumes.

    We currently do not maintain a trading portfolio. As a result, we are not exposed to market risk as it relates to trading activities. The majority of our residential loan portfolio is held for sale which requires us to perform quarterly market valuations of the portfolio in order to properly record the portfolio at the lower of aggregate cost or market. Therefore, we continually monitor the interest rates of our loan portfolio as compared to prevalent interest rates in the market.

     Interest rate risk management at Matrix Bank is the responsibility of the Asset and Liability Committee, which reports to the board of directors of Matrix Bank. The Asset and Liability Committee establishes policies that monitor and coordinate our sources, uses and pricing of funds. The Asset and Liability Committee is also involved in formulating our budget and strategic plan as it relates to investment objectives. Due to the historical size of Matrix Bank's loan portfolio and the high degree of purchase and sale activity, the Asset and Liability Committee has relied on the Office of Thrift Supervision interest rate risk exposure report to assist in the overall monitoring of Matrix Bank's interest rate sensitivity. Based on the information and assumptions used in the Office of Thrift Supervision exposure report as of December 31, 2000, a downward 200 basis point shock over a twelve month period would decrease Matrix Bank's capital by approximately 6%, and an upward 200 basis point shock over a twelve month period would decrease Matrix Bank's capital by approximately 12%. As Matrix Bank grew to in excess of $1 billion in total assets in 1999, we can no longer rely on the Office of Thrift Supervision reports to manage our interest rate risk. We have engaged a third party to provide consulting services that assists us with our asset/liability management. We meet with this consulting firm quarterly to review the results of our interest rate risk analysis and to discuss strategies. We are also researching various asset/liability software packages for possible future acquisition by Matrix Bank.

    We continue to attempt to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. To accomplish this, we focus on acquiring adjustable rate residential mortgages and have increased our efforts regarding the origination of residential construction loans, commercial real estate loans, SBA loans and limited consumer lending, which re-price or mature more quickly than fixed rate residential real estate loans. The other significant asset that we invest in is residential mortgage servicing rights. The value and cash flows from residential mortgage servicing rights respond counter-cyclically to the value of fixed rate mortgages. When interest rates increase and the value of fixed rate mortgages decrease, in turn decreasing net interest income, the value of the mortgage servicing rights increase. In a decreasing interest rate environment, the inverse occurs. It is important to note, however, that an equal increase or decrease in interest rates will not affect the value of our mortgage servicing rights portfolio equally. A decrease in interest rates causes a greater reduction in the value of the portfolio as compared to the increase in value in the portfolio from an equal increase in interest rates. Another significant strategy that we focus on in managing interest rate risk is identifying lines of business that generate noninterest rate sensitive liabilities. Examples of this strategy are the investment in mortgage servicing rights, which generate no cost escrow deposits; Sterling Trust's operations, which administer deposits with relatively low costs; and our investment in Matrix Settlement & Clearance Services, which uses Matrix Bank as the clearing bank, which creates low-cost deposits.

     In the ordinary course of business, we make commitments to originate residential mortgage loans and hold originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the pipeline loans. We mitigate this risk through the use of mandatory and best effort forward commitments to sell loans and mortgage-backed securities. As of December 31, 2000, we had $109.5 million and $132.0 million in pipeline and funded loans, respectively, offset with mandatory forward commitments of $70.7 million and best effort forward commitments of $122.0 million. The market value of loans committed for sale is determined based on the related forward loan sale commitments. Effective January 1, 2001, with the adoption of SFAS 133, we are required to treat substantially all mortgage loan commitments and loan sale commitments (both mandatory and best effort) as derivatives and record the fair value of those derivatives on the balance sheet and any subsequent changes in the fair value of those derivatives through current earnings. As the changes in fair value of the loan commitments and the loan sale commitments are generally expected to offset one another, we do not anticipate any material impact to our future earnings from pipeline loans as a result of the adoption of SFAS 133.

     Ownership of mortgage servicing rights exposes us to impairment of their value in certain interest rate environments. The incidence of prepayment of a mortgage loan increases during periods of declining interest rates as the homeowner seeks to refinance the loan to a lower interest rate. If the level of prepayment on segments of our mortgage servicing portfolio achieves a level higher than we projected for an extended period of time, then an impairment in the associated basis in the mortgage servicing rights may occur. To mitigate this risk of impairment due to declining interest rates, we hedged a segment of our portfolio beginning in September 1997. We had identified and hedged $353.2 million as of December 31, 2000 and $604 million as of December 31, 1999 of our mortgage servicing portfolio using a program of exchange-traded futures and options. As discussed in the notes to the consolidated financial statements presented elsewhere in this document, we are currently not seeking hedge accounting treatment following our adoption of SFAS 133 on January 1, 2001. As a result, interest rate fluctuation will impact the value of our hedging instruments and the resulting change in value will be reflected in our current operating results. Under prior accounting methods, the gain or loss associated with the change in the value of the hedging instruments would be included as an adjustment in the basis of our investment in mortgage servicing rights. Following the adoption of SFAS 133, economically, and from a cash flow perspective, we are in the same position as under the prior accounting method. However, the recognition of the change in the value of the hedging instruments is required to be recognized currently in earnings as opposed to over the life of the servicing asset. As a result, SFAS 133 may cause fluctuations in quarterly earnings that we did not incur under the prior accounting method.

    The following tables represent, in tabular form, contractual balances of our on balance sheet financial instruments in dollars at the expected maturity dates, as well as the fair value of those on balance sheet financial instruments for the periods ended December 31, 2000 and 1999. The expected maturity categories take into consideration historical and anticipated prepayment speeds, as well as actual amortization of principal and do not take into consideration the reinvestment of cash. Our assets and liabilities that do not have a stated maturity date, such as interest-earning deposits, Federal Home Loan Bank stock and certain other deposits, are considered to be long term in nature and are reported in the thereafter column. We are very active in the secondary market as it relates to the purchase and sale of mortgage loans. In the past, we have made the assumption that the entire portfolio of loans held for sale will mature in the first three years, as the total amount of loans sold generally represent a significant portion of our held for sale portfolio. In the past year, loans sold as a percentage of the held for sale portfolio has decreased. The total amount of loans sold by Matrix Bank in 2000 and 1999 approximated 10% and 30%, respectively, of Matrix Bank's total held for sale portfolio at December 31, 1999 and 1998. This proves our intent to sell the loans classified as held for sale, but no longer supports our three-year maturity assumption. We will now use a five-year maturity assumption for all of Matrix Bank's held for sale loans and school financing in 2000, and we will continue to use a one-year maturity assumption for Matrix Financial's originated loans held for sale. We also treat the Federal Home Loan Bank and revolving borrowings as long term in nature, as the continued availability of these amounts is anticipated indefinitely. Third party servicers service a portion of our loan portfolio; as a result, a portion of the information presented is based on the best available information.

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

    Mortgage servicing rights are not included in the tabular presentation, as the investment does not directly affect interest income. As noted, however, earnings from mortgage servicing rights directly correlate with market risk as it relates to interest rate fluctuations. We mitigate this risk through both the type of mortgage servicing rights acquired and hedging of mortgage servicing rights. The loans underlying the servicing rights acquired tend to be more seasoned and have lower principal balances. Management believes that the more seasoned, lower balance servicing portfolios carry less prepayment risk than less seasoned, higher balance mortgage servicing, because the cost savings of refinancing a lower balance loan tend to be less than for a higher balance loan with a comparable interest rate. We also believe that if a loan has been outstanding for a period of time and has been through several declining interest rate cycles without refinancing, the risk of prepayment in the future is less than a newly originated loan. Although significantly higher in 1999 and 1998, the prepayment percentages which we have experienced over the past three years have been lower than experienced in the industry, as a whole. The prepayment speeds for the years ended December 31, 2000, 1999 and 1998 were 12.1%, 20.6% and 22.6%, respectively. In the tables below, prepayment speeds of 12% were used for all loan types to project expected cash flows. These assumptions are based on our historical prepayment speeds, as well as our knowledge and experience in the market.

    The Company's on balance sheet financial instruments for the period ended December 31, 2000:


Expected Maturity Date - Fiscal Year Ended December 31,
                                          -----------------------------------------------------------------------------------------
                                                                                                                          Fair
                                              2001       2002       2003       2004      2005     There-after    Total     Value
                                          ----------- ---------- ---------- ---------- ---------- -----------  --------- ----------
                                                                           (Dollars in thousands)

Interest-earning assets:
   Available for sale:
      Fixed-rate mortgage-
         backed securities..................$  4,540   $   ---    $   ---    $  ---     $   ---    $   ---     $  4,540   $  4,540
         Average interest rate..............    7.54%      --- %      --- %     --- %       --- %      --- %       7.54%
      Adjustable rate mortgage-
         backed securities..................$ 62,076   $   ---    $   ---    $  ---     $   ---    $   ---     $ 62,076   $ 62,076
         Average interest rate..............    8.31%      --- %      --- %     --- %       --- %      --- %       8.31%

   Held for sale (1)(2):
      Fixed-rate residential loans..........$176,811   $ 48,130   $ 48,130   $ 48,130   $ 48,130   $   ---     $369,331   $371,637
          Average interest rate.............    8.28%      8.56%      8.56%      8.56%      8.56%      --- %       8.42%
      Adjustable-rate residential loans.....$124,104   $ 99,858   $ 99,858   $ 99,857   $ 99,857   $   ---     $523,534   $526,802
          Average interest rate.............    8.51%      8.47%      8.47%      8.47%      8.47%      --- %       8.47%
      Fixed-rate commercial loans...........$  9,926   $  9,926   $  9,926   $  9,926   $  9,926   $   ---     $ 49,630   $ 49,630
          Average interest rate.............   10.65%     10.65%     10.65%     10.65%     10.65%      --- %      10.65%

   Held for investment(2):
      Fixed-rate residential loans..........$    602   $    526   $    460   $    402   $    351   $  2,139    $  4,480   $  4,665
          Average interest rate(3)..........    8.10%      8.10%      8.10%      8.10%      8.10%      8.10%       8.10%
      Adjustable-rate residential loans(4)..$    495   $    432   $    377   $    329   $    287   $  1,608    $  3,528   $  3,673
          Average interest rate(3)..........    8.47%      8.47%      8.47%      8.47%      8.47%      8.47%       8.47%
      Fixed-rate consumer loans.............$  2,513   $  2,170   $  1,870   $    ---   $   ---    $   ---     $  6,553   $  6,538
          Average interest rate(3)..........   10.93%     10.93%     10.93%       ---%      --- %      --- %      10.93%
      Adjustable-rate consumer loans(4).....$    351   $    306   $    265   $    230   $    199   $    322    $  1,673   $  1,669
          Average interest rate(3)..........   11.04%     11.04%     11.04%     11.04%     11.04%     11.04%      11.04%
      Fixed-rate other loans(5).............$  9,064   $  7,787   $  6,670   $  5,694   $  4,842   $   ---     $ 34,057   $ 34,182
          Average interest rate(3)..........    9.31%      9.31%      9.31%      9.31%      9.31%      --- %       9.31%
      Adjustable-rate other loans(4)(5).....$ 24,048   $ 20,919   $ 18,172   $ 15,761   $ 13,646   $ 30,688    $123,234   $123,688
          Average interest rate(3)..........   10.66%     10.66%     10.66%     10.66%     10.66%     10.66%      10.66%

   Federal funds sold.......................$ 20,000   $   ---    $   ---    $   ---    $   ---    $   ---    $ 20,000   $ 20,000
          Average interest rate.............    5.94%      --- %      --- %      --- %      --- %      --- %      5.94%
   Interest-earning deposits................$   ---    $   ---    $   ---    $   ---    $   ---    $ 15,631   $ 15,631   $ 15,631
          Average interest rate.............    --- %      --- %      --- %      --- %      --- %      4.27%      4.27%
   Federal Home Loan Bank stock.............$   ---    $   ---    $   ---    $   ---    $   ---    $ 27,814   $ 27,814   $ 27,814
          Average interest rate.............    --- %      --- %      --- %      --- %      --- %      6.52%      6.52%

      Total interest-earning assets.........$434,530   $190,054   $185,728   $180,329   $177,238   $ 78,202 $1,246,081 $1,252,545
                                            ========   ========   ========   ========   ========   ======== ========== ==========

Interest-bearing liabilities:
   Passbook accounts........................$   ---    $   ---    $   ---    $   ---    $   ---    $  3,010   $  3,010   $  3,010
          Average interest rate.............    --- %      --- %      --- %      --- %      --- %      3.44%      3.44%
   NOW accounts(6)..........................$   ---    $   ---    $   ---    $   ---    $   ---    $ 33,000   $ 33,000   $ 33,000
          Average interest rate.............    --- %      --- %      --- %      --- %      --- %      2.01%      2.01%
   Money market accounts....................$   ---    $   ---    $   ---    $   ---    $   ---    $122,992   $122,992   $122,992
          Average interest rate.............    --- %      --- %      --- %      --- %      --- %      2.37%      2.37%
   Certificates of deposit over $100,000....$ 11,382    $ 5,161   $    871   $   ---    $  1,401   $   ---    $ 18,815   $ 18,916
          Average interest rate.............    6.54%      6.67%      6.47%      --- %      6.58%      --- %      6.57%
  Brokered certificates of deposit..........$175,600   $ 28,000   $   ---    $   ---    $   ---    $   ---    $203,600   $204,129
      Average interest rate.................    6.42%      6.53%      --- %      --- %      --- %      --- %      6.44%
   Other certificates of deposit............$120,968   $ 33,448   $  4,870   $  1,440   $  7,540   $   ---    $168,266   $169,390
          Average interest rate.............    6.48%      6.58%      6.13%      5.59%      6.68%      --- %      6.49%
   Federal Home Loan Bank borrowings(7).....$   ---    $   ---    $   ---    $   ---    $   ---    $519,433   $519,433   $521,194
          Average interest rate.............    --- %      --- %      --- %      --- %      --- %      6.29%      6.29%
   Revolving borrowings.....................$   ---    $   ---    $   ---    $   ---    $   ---    $ 66,288   $ 66,288   $ 66,288
          Average interest rate.............    --- %      --- %      --- %      --- %      --- %      8.26%      8.26%
   Term borrowings..........................$  3,793   $  1,468   $  5,398   $ 20,056   $   ---    $ 27,500   $ 58,215   $ 52,965
          Average interest rate.............    9.65%      8.28%      8.28%     11.50%      --- %     10.00%     10.29%

      Total interest-bearing liabilities....$311,743   $ 68,077   $ 11,139   $ 21,496   $  8,941   $772,223 $1,193,619 $1,191,884
                                            ========   ========   ========   ========   ========   ======== ========== ==========

  ----------
 (1) Loans held for sale are assumed to mature within one year, as the intent is to sell the loans.
 (2) Balances are stated net of discounts and other deductions.
 (3) For the fixed-rate loans held for investment, we computed a weighted average interest rate and a weighted average maturity for the loan portfolio and then applied a prepayment assumption of 12% in determining the cash flows. The same approach was used for the adjustable-rate loans, which are generally fully indexed loans.
 (4) The adjustable-rate loans generally are indexed to the 1-year treasury. However, included in the balance are loans indexed to 11th district cost of funds, prime and 3-, 5- and 7-year treasury.
 (5) Other consists of multi-family, commercial real estate, commercial, land and construction loans.
 (6) Excludes  noninterest-bearing  demand  deposits  of  approximately  $53.0 million.
 (7) See "--Short-term Borrowings" for additional discussion on the term of the Federal Home Loan Bank borrowings.

      The Company's on balance sheet financial instruments for the period ended December 31, 1999 were:


                                                        Expected Maturity Date - Fiscal Year Ended December 31,
                                           ----------------------------------------------------------------------------------

                                               2000          2001          2002          2003          2004      There-after
                                            -----------  ------------- ------------- ------------- ------------ -------------
                                                                                        (Dollars in thousands)

Interest-earning assets:
   Held for sale (1)(2):
      Fixed-rate residential loans........ $  131,830     $   91,413     $  91,413   $        --   $       --    $       --
          Average interest rate...........       8.60  %        8.56 %        8.56 %          -- %         -- %          -- %
      Adjustable-rate residential loans... $  210,472     $  209,606     $ 209,606   $             $       --    $       --
          Average interest rate...........       7.55  %        7.55 %        7.55 %          -- %         -- %          -- %
      Fixed-rate commercial loans......... $   33,411     $       --     $      --   $        --   $       --    $       --
          Average interest rate...........      11.35  %          -- %          -- %          -- %         -- %          -- %

   Held for investment(2):
      Fixed-rate residential loans........ $      598      $     524      $    459   $       402   $      352    $    2,177
          Average interest rate(3)........       9.01  %        9.01 %        9.01 %        9.01 %       9.01 %        9.01 %
      Adjustable-rate residential loans(4) $      365      $     319      $    278   $       243   $      211    $    1,248
          Average interest rate(3)........       7.45  %        7.45 %        7.45 %        7.45 %       7.45 %        7.45 %
      Fixed-rate consumer loans........... $    3,256      $   2,797      $  2,394   $        --   $       --    $       --
          Average interest rate(3)........      10.17  %       10.17 %       10.17 %          -- %         -- %          -- %
      Adjustable-rate consumer loans(4)... $      162      $     142      $    125   $       109   $       95    $      402
          Average interest rate(3)........      11.83  %       11.83 %       11.83 %       11.83 %      11.83 %       11.83 %
      Fixed-rate other loans(5)........... $   11,851      $  10,120      $  8,611   $     7,294   $       --    $       --
          Average interest rate(3)........       8.84  %        8.84 %        8.84 %        8.84 %         -- %          -- %
      Adjustable-rate other loans(4)(5)... $   27,587      $  23,574      $ 20,069   $        --   $       --    $       --
          Average interest rate(3)........       9.45  %        9.45 %        9.45 %          -- %         -- %          -- %

   Interest-earning deposits.............. $       --      $      --      $     --   $        --   $       --    $   13,172
          Average interest rate...........         --  %          -- %          -- %          -- %         -- %        4.77 %
   Federal Home Loan Bank stock........... $       --      $      --      $     --   $        --   $       --    $   22,414
          Average interest rate...........         --  %          -- %          -- %          -- %         -- %        5.75 %

      Total interest-earning assets....... $  419,532      $ 338,495     $ 332,955   $     8,048   $      658    $   39,413
                                            ===========   ============  ============   ===========   ==========    ==========

Interest-bearing liabilities:
   Passbook accounts...................... $       --      $      --     $      --   $        --   $       --    $    2,793
          Average interest rate...........         --  %          -- %          -- %          -- %         -- %        3.40 %
   NOW accounts(6)........................ $       --      $      --     $      --   $        --   $       --    $   21,609
          Average interest rate...........         --  %          -- %          -- %          -- %         -- %        2.45 %
   Money market accounts.................. $       --      $      --     $      --   $        --   $       --    $  141,641
          Average interest rate...........         --  %          -- %          -- %          -- %         -- %        2.56 %
   Certificates of deposit over $100,000.. $   11,179      $     773     $   1,032   $       666   $      223    $       --
          Average interest rate...........       5.50  %        5.91 %        6.18 %        5.89 %       5.77 %          -- %
  Brokered certificates of deposit........ $  221,510      $      --     $      --   $        --   $       --    $       --
      Average interest rate...............       5.71  %          -- %          -- %          -- %         -- %          -- %
   Other certificates of deposit.......... $  112,544      $  10,647     $   9,432   $     4,646   $    2,321    $       --
          Average interest rate...........       5.49  %        5.61 %        6.04 %        5.79 %       5.45 %          -- %
   Federal Home Loan Bank borrowings(7)... $       --      $      --     $      --   $        --   $       --    $  405,000
          Average interest rate...........         --  %          -- %          -- %          -- %         -- %        5.64 %
   Revolving borrowings................... $       --      $      --     $      --   $        --   $       --    $   54,180
          Average interest rate...........         --  %          -- %          -- %          -- %         -- %        7.30 %
   Term borrowings........................ $    5,991      $  13,877     $   6,003   $     5,962   $    4,807    $   51,281
          Average interest rate...........       7.56  %        7.97 %        7.29 %        7.30 %       7.31 %       10.35 %

      Total interest-bearing liabilities.. $  351,224      $  25,297     $  16,467   $    11,274   $    7,351    $  676,504
                                            ===========   ============  ============   ===========   ==========    ==========
[Table Continued]


                         Expected Maturity Date - Fiscal Year Ended December 31,
                    ----------------------------------------------------------------
                                                             Fair
                                             Total           Value
                                          --------------  --------------


Interest-earning assets:
   Held for sale (1)(2):
      Fixed-rate residential loans....... $    314,656      $  316,241
          Average interest rate..........         8.58  %
      Adjustable-rate residential loans.. $    629,684      $  632,873
          Average interest rate..........         7.55  %
      Fixed-rate commercial loans........ $     33,411      $   33,411
          Average interest rate..........        11.35  %

   Held for investment(2):
      Fixed-rate residential loans....... $      4,512      $    4,429
          Average interest rate(3).......         9.01  %
      Adjustable-rate residential loans(4 $      2,664      $    2,616
          Average interest rate(3).......         7.45  %
      Fixed-rate consumer loans.......... $      8,447      $    8,691
          Average interest rate(3).......        10.17  %
      Adjustable-rate consumer loans(4).. $      1,035      $    1,064
          Average interest rate(3).......        11.83  %
      Fixed-rate other loans(5).......... $     37,876      $   38,199
          Average interest rate(3).......         8.84  %
      Adjustable-rate other loans(4)(5).. $     71,230      $   71,837
          Average interest rate(3).......         9.45  %

   Interest-earning deposits............. $     13,172      $   13,172
          Average interest rate..........         4.77  %
   Federal Home Loan Bank stock.......... $     22,414      $   22,414
          Average interest rate..........         5.75  %

      Total interest-earning assets...... $  1,139,101     $ 1,144,947
                                            ============   =============

Interest-bearing liabilities:
   Passbook accounts..................... $      2,793       $   2,793
          Average interest rate..........         3.40  %
   NOW accounts(6)....................... $     21,609       $  21,609
          Average interest rate..........         2.45  %
   Money market accounts................. $    141,641       $ 141,641
          Average interest rate..........         2.56  %
   Certificates of deposit over $100,000. $     13,873       $  13,449
          Average interest rate..........         5.59  %
  Brokered certificates of deposit....... $    221,510       $ 219,619
      Average interest rate..............         5.71  %
   Other certificates of deposit......... $    139,590       $ 143,073
          Average interest rate..........         5.54  %
   Federal Home Loan Bank borrowings(7).. $    405,000       $ 405,067
          Average interest rate..........         5.64  %
   Revolving borrowings.................. $     54,180       $  54,180
          Average interest rate..........         7.30  %
   Term borrowings....................... $     87,921       $  87,921
          Average interest rate..........         9.20  %

      Total interest-bearing liabilities. $  1,088,117     $ 1,089,352
                                            ============   =============

  ----------
[FN]
 (1) Loans held for sale are assumed to mature within one year, as the intent is to sell the loans.
 (2) Balances are stated net of discounts and other deductions.
 (3) For the fixed-rate loans held for investment, we computed a weighted average interest rate and a weighted average maturity for the loan portfolio and then applied a prepayment assumption of 12% in determining the cash flows. The same approach was used for the adjustable-rate loans, which are generally fully indexed loans.
 (4) The adjustable-rate loans generally are indexed to the 1-year treasury. However, included in the balance are loans indexed to 11th district cost of funds, prime and 3,5 and 7-year treasury.
 (5) Other consists of multi-family, commercial real estate, commercial (including SBA), land and construction loans.
 (6) Excludes  noninterest-bearing  demand  deposits  of  approximately  $21.2 million.
 (7) See "--Short-term Borrowings" for additional discussion on the term of the Federal Home Loan Bank borrowings.

     Short-term Borrowings. A primary function of asset and liability management is to ensure adequate liquidity. In addition to cash and cash equivalents, we rely heavily on short-term borrowing capabilities for liquidity and as a funding vehicle. The primary sources for short-term borrowings are the Federal Home Loan Bank for Matrix Bank, and Matrix Bank and unaffiliated financial institutions for Matrix Financial. See "Liquidity and Capital Resources."

      The following table sets forth a summary of our short-term borrowings during 2000, 1999 and 1998 and as of the end of each such period:

                                                                               Average
                                                            Amount             Amount             Maximum            Weighted
                                                         Outstanding         Outstanding        Outstanding      Average Interest
                                                              at             During the            at any          Rate During
                                                           Year End            Year(1)           Month End           the Year
                                                      ------------------- ------------------ -------------------- ------------------
                                                                                            (Dollars in thousands)

At or for the year ended December 31, 2000:

      Federal Home Loan Bank borrowings (2)...........          $519,433            $430,331      $526,450                6.33%
      Revolving lines of credit.......................            21,956              40,701        52,750                8.23
      Repurchase agreements...........................               385               3,240         6,906               10.70
      School financing................................            44,308              30,262        44,308                8.18
At or for the year ended December 31, 1999:

      Federal Home Loan Bank borrowings(3)............           405,000             175,619       417,606                5.23
      Revolving lines of credit.......................            28,205              49,762        73,878                6.38
      Repurchase agreements...........................             3,156               7,157        12,467               10.11
      School financing................................            22,819              21,853        25,379                7.56
At or for the year ended December 31, 1998:

      Federal Home Loan Bank borrowings(4)............           168,000             159,381       271,000                5.37
      Revolving lines of credit.......................            86,936              74,973        92,507                6.55
      Repurchase agreements...........................             7,350               1,445         7,350                9.06
      School financing................................            22,559               9,304        22,559                7.32


[Table Continued]

                                                            Weighted
                                                        Average Interest
                                                            Rate at
                                                            Year End
                                                      ----------------------
                                                      (Dollars in thousands)

At or for the year ended December 31, 2000:

      Federal Home Loan Bank borrowings (2)...........           6.29%
      Revolving lines of credit.......................           7.63
      Repurchase agreements...........................           8.75
      School financing................................           8.56
At or for the year ended December 31, 1999:

      Federal Home Loan Bank borrowings(3)............           5.64
      Revolving lines of credit.......................           6.71
      Repurchase agreements...........................           8.67
      School financing................................           7.77

At or for the year ended December 31, 1998:

      Federal Home Loan Bank borrowings(4)............           4.90
      Revolving lines of credit.......................           6.23
      Repurchase agreements...........................           9.02
      School financing................................           7.27


---------
[FN]
(1) Calculations are based on daily averages where available and monthly averages otherwise.
(2) A total of $26.0 million of the Federal Home Loan Bank borrowings outstanding at December 31, 2000 were borrowed under a short option advance agreement with the Federal Home Loan Bank. These short option advance borrowings have a term of ten years, but are callable by the Federal Home Loan Bank beginning after a six-month or one-year lockout period depending on the particular short option advance borrowing. After the expiration of the lock-out period, the short option advance borrowings are callable at three month intervals. If the Federal Home Loan Bank exercises its call option on a short option advance borrowing, the Federal Home Loan Bank is required to offer replacement funding to us at a market rate of interest for the remaining term of the short option advance borrowing. The interest rates on the short option advance borrowings ranged from 5.40% to 5.63% at December 31, 2000 and their possible call dates varied from February 20, 2001 to March 26, 2001. Under the terms of the short option advance agreement, we are not permitted to prepay or otherwise retire a callable short option advance borrowing prior to the final maturity date. Additionally, $1.4 million of the Federal Home Loan Bank borrowings outstanding at December 31, 2000 are fixed-term/rate advances, which were borrowed from the Federal Home Loan Bank to offset specific loans originated by Matrix Bank. The principal amount of these fixed-term/rate advances adjust monthly based on an amortization schedule. The principal amount of these fixed-term/rate advances adjust monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84% and their maturity date is June 2, 2014. Matrix Bank also had short-term, fixed-term/rate borrowings outstanding at December 31, 2000 from the Federal Home Loan Bank. These short-term, fixed-term/rate borrowings totaled $150.0 million, with interest rates ranging from 6.00% to 6.23% and maturity dates ranging from March 27, 2001 through June 26, 2001.
(3) A total of $100.0 million of the Federal Home Loan Bank borrowings outstanding at December 31, 1999 were borrowed under a short option advance agreement with the Federal Home Loan Bank. The interest rates on the short option advance borrowings ranged from 4.90% to 5.63% at December 31, 1999 and their possible call dates varied from January 14, 2000 to December 26, 2000. Additionally, $1.5 million of the Federal Home Loan Bank borrowings outstanding at December 31, 1999 are fixed-term/rate advances, which were borrowed from the Federal Home Loan Bank to offset specific loans originated by Matrix Bank. The principal amount of these fixed-term/rate advances adjust monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2, 2014.
(4) A total of $47.0 million of the Federal Home Loan Bank borrowings outstanding at December 31, 1998 were borrowed under a short option advance agreement with the Federal Home Loan Bank. The interest rates on the short option advance borrowings ranged from 4.85% to 4.94% at December 31, 1998 and their possible call dates varied from January 15, 1999 to April 14, 1999.

Liquidity and Capital Resources

      Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. To date, our principal source of funding for our investing activities has been:

o     secured senior debt provided by unaffiliated financial institutions;

o the issuance of 10% preferred securities through Matrix Bancorp Capital Trust I in July 1999;

o     the issuance of 11.5% senior notes in September 1997;

o     a bank stock loan; and

o     our initial public offering.

    As of December 31, 2000, Matrix Bancorp had $55.7 million in indebtedness outstanding. The borrowed funds have been used historically as capital injections to Matrix Bank, Matrix Financial and ABS.

     On December 27, 2000, Matrix Bancorp amended its bank stock loan agreement. The amended bank stock loan agreement has two components, a $10.0 million term loan and a revolving line of credit of $10.0 million. As of December 31, 2000, the balance of the term loan was $8.2 million and there was no outstanding balance on the revolving line of credit. As part of the amended agreement, the balance of the term loan was increased to $10.0 million on January 2, 2001. The amended bank stock loan requires Matrix Bancorp to maintain total shareholders' equity of $60.0 million.

     On July 30, 1999, Matrix Bancorp Capital Trust I, a Delaware business trust formed by Matrix Bancorp, completed the sale of $27.5 million of 10% preferred securities. Matrix Bancorp Capital Trust I also issued common securities to Matrix Bancorp and used the net proceeds from the offering to purchase $28.6 million in principal amount of 10% junior subordinated debentures of Matrix Bancorp due September 30, 2029. The junior subordinated debentures are the sole assets of Matrix Bancorp Capital Trust I and are eliminated, along with the related income statement effects, in the consolidated financial statements. We used the proceeds from the sale of the junior subordinated debentures to redeem our outstanding senior subordinated notes due July 15, 2002, to make contributions to Matrix Bank, Matrix Financial and ABS to fund their respective operations, to redeem other higher interest rate indebtedness and for other general corporate purposes. Capitalized expenses associated with the offering of approximately $1.4 million are included in other assets at December 31, 2000 and are being amortized on a straight-line basis over the life of the junior subordinated debentures.

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

    The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. We have the right to redeem the junior subordinated debentures, in whole or in part on or after September 30, 2004, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. See Note 9 to the consolidated financial statements included elsewhere in this document. Under the indenture, we are prohibited from paying dividends on our common stock if the scheduled payments on our junior debentures and trust preferred securities have not been made.

    On September 29, 1997, we completed a registered debt offering of $20.0 million in senior notes due 2004, raising net proceeds of approximately $19.1 million. Interest on the senior notes of 11.5% is payable semi-annually on March 31 and September 30 of each year, commenced on March 31, 1998, with a balloon payment for the entire principal balance due in September 2004. The 11.5% senior notes require us to:

o maintain consolidated tangible equity capital of not less than $35 million; and

o meet the requirements necessary such that Matrix Bank will not be classified as other than "well capitalized" as defined by applicable regulatory guidelines.

Additionally, the 11.5% senior notes contain other covenants regarding certain restricted payments, incurrence of indebtedness and issuance of preferred stock, liens, merger, consolidation or sale of assets and transactions with affiliates.

      The trend of net cash used by our operating activities experienced over the reported periods results primarily from the growth at Matrix Bank. We anticipate the trend of a net use of cash from operations to continue for the foreseeable future.

This anticipation results from the expected growth, albeit less than our historical growth at Matrix Bank, which we believe will consist primarily of increased activity in the purchasing of loan portfolios and increased loan production projected at Matrix Financial. However, due to liquidity and capital availability, we do not anticipate growth to be as significant as in prior periods.

    Matrix Bank's primary source of funds for use in lending, purchasing bulk loan portfolios, investing and other general purposes are:

o     retail deposits;

o     trust deposits;

o     custodial escrow balances;

o     brokered deposits;

o     Federal Home Loan Bank borrowings;

o     sales of loan portfolios; and

o     proceeds from principal and interest payments on loans.

Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the Federal Home Loan Bank as its primary source for borrowings. At December 31, 2000, Matrix Bank had overnight and term borrowings from the Federal Home Loan Bank of $519.4 million. To increase its available liquidity, Matrix Bank swapped approximately $27.2 million of residential loans during the first quarter of 2000 and $48.8 million of residential loans during the third quarter of 2000 with the agencies in exchange for agency securities. In combination, these securities had a balance of $66.6 million at December 31, 2000. Matrix Bank is able to pledge these securities with the Federal Home Loan Bank at a higher advance rate. Additionally, the market for securities is more liquid than the market for whole loans. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing rights portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur. For a tabular presentation of the our short-term borrowings, see "Asset and Liability Management--Short-term Borrowings."

      Matrix Bank offers a variety of deposit accounts having a range of interest rates and terms. Matrix Bank's retail deposits principally consist of demand deposits and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. Matrix Bank's retail deposits are obtained from areas in which it is located, as well as through an Internet service. Therefore, its retail deposits are concentrated primarily in Las Cruces and Sun City, except for the Internet deposits, which could be out-of-market retail deposits. Matrix Bank relies principally on customer service, marketing programs and its relationships with customers to attract and retain in-market deposits. Beginning in February 1998, brokered deposits were accepted and have been utilized to support growth at Matrix Bank. In pricing deposit rates, management considers profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by competitors. Matrix Bank intends to continue its efforts to attract deposits as a primary source of funds to support its lending and investing activities.

    The following table sets forth the average balances for each major category of Matrix Bank's deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

                                                                           Year Ended December 31,
                            --------------------------------------------------------------------------------------------------------
                                           2000                                1999                                1998
                            ----------------------------------  ----------------------------------  --------------------------------
                                                 Weighted                            Weighted                            Weighted
                                Average           Average           Average           Average           Average           Average
                                Balance            Rate             Balance            Rate             Balance            Rate
                            ----------------- ----------------  ----------------- ----------------  ----------------- --------------
                                                                     (Dollars in thousands)

Passbook accounts..........  $        2,981          3.42  %     $        2,758          3.48  %     $        2,859          3.58  %
NOW accounts...............          64,523          0.96                24,038          2.50                17,586          2.97
Money market accounts......         130,592          2.34               189,154          3.04               124,796          3.13
Time deposits
  (except brokered)........         177,399          6.10               131,054          5.45               108,107          5.79
Brokered deposits..........         183,685          6.36               156,293          5.11               103,485          5.25
                               -------------- -------------        -------------- -------------        -------------- -------------
      Total deposits.......  $      559,180          4.70  %     $      503,297          4.29  %     $      356,833          4.37  %
                               ============== =============        ============== =============        ============== ==============


    The following table sets forth the amount of Matrix Bank's certificates of deposit that are greater than $100,000 by time remaining until maturity as of December 31, 2000:

                                                     As of December 31, 2000
                                                    --------------------------
                                                                   Weighted
                                                                   Average
                                                       Amount     Rate Paid
                                                    ------------ -------------
                                                     (Dollars in thousands)

    Three months or less..........................  $    2,248        6.13 %
    Over three months through six months..........       3,706        6.56
    Over six months through twelve months.........       5,428        6.69
    Over twelve months............................       7,433        6.63
                                                      ---------- -----------
       Total......................................  $   18,815        6.57 %
                                                      ========== ===========


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

    Prior to Matrix Financial becoming a subsidiary of Matrix Bank, our principal source of funding for our servicing acquisition activities and working capital needs of Matrix Financial consisted of a line of credit facility and a working capital facility provided to Matrix Financial by an unaffiliated financial institution. As noted earlier, effective August 1, 2000, Matrix Financial became a wholly owned subsidiary of Matrix Bank. The contribution of Matrix Financial increased the capital of Matrix Bank by approximately $25 million, which will provide capital for future growth at Matrix Bank. In addition, effective August 1, through financing provided by Matrix Bank, Matrix

Financial paid off its line of credit for the financing on its servicing acquisitions. In addition, Matrix Financial paid off approximately $4 million of higher costing borrowings under its purchase/repurchase facilities and paid off its working capital facility.

    Matrix Financial's principal source of funding for its loan origination business consists of a warehouse line of credit provided to Matrix Financial by Matrix Bank. Additionally, we have a warehouse line of credit provided to Matrix Financial and a sale/repurchase facility provided to ABS by unaffiliated financial institutions. As of September 29, 2000, Matrix Financial's warehouse line of credit facility provided by an unaffiliated financial institution was amended. It aggregates $60.0 million, of which $38.4 million was available to be utilized as of December 31, 2000. The September 29, 2000 warehouse agreement provides financing for Matrix Financial's wholesale lending without sub-limits for such items as servicing acquisitions or working lines of credit. At December 31, 2000, $21.6 million was outstanding under the warehouse line at a weighted average interest rate of 7.63%. Borrowings under the warehouse line of credit are secured by all of the mortgage loans funded with warehouse loan proceeds and bear interest at the LIBOR rate plus a negotiated margin. The sale/repurchase facility provided to ABS houses school financing. As of December 31, 2000, $17.1 million was outstanding under the sale/repurchase facility at a weighted average interest rate of 8.95%. Borrowings under the sale/repurchase facility are secured by all of the school financing funded with sale/repurchase facility proceeds and bear interest at 8.00% on the tax-exempt school financing and 9.00% on all other school financing.

    Our principal sources of funding for school financing are internal capital, a line of credit facility and a partnership trust with an unaffiliated financial institution. Amounts available under the line of credit facility and the partnership trust are at the lender's sole discretion.

     During 2000, 1999 and 1998, the Company placed tax-exempt financing it originated to charter schools into several grantor trusts. The trusts then issued Class "A" Certificates and Class "B" Certificates, with the Class "A" Certificates being sold to various third party investors under a private placement at a price of par.

     The "A" Certificates are guaranteed by a letter of credit issued by a third party investment bank, and the underlying financing. The "A" Certificates' interest rate may be determined weekly, monthly or for a term for up to one year. The interest rate and the term of the interest rate are determined by the Remarking Agent, which is also the investment bank. Generally, the trusts are short-term in nature with an average life of one year or less.

    The "B" Certificates are owned in part by the Company and in part by the investment bank. The interest rate paid on the "A" Certificates and the "B" Certificates owned by the investment bank is considered the Company's financing cost. The approximate cost of the financing at December 31, 2000 and 1999 was 7.23% and 7.63%, respectively. The interest that the Company receives through its part ownership of the "B" Certificates is tax-exempt.

    Although the investment bank acts as a guarantor to the "A" Certificates, the Company provides limited recourse to the investment bank in all cases of loss or default. Due to the nature of the recourse and the ability of the "A" Certificate holders to put the certificates to the trusts, the transactions have been accounted for as a secured financing.

     Matrix Bank and Sterling Trust are restricted from paying dividends to Matrix Bancorp due to certain regulatory requirements. See "Regulation and Supervision. "Matrix Financial is prohibited from paying dividends to Matrix Bank under its credit agreement dated September 29, 2000. At December 31, 2000, we were in compliance with all debt covenants.

Inflation and Changing Prices

    The consolidated financial statements and related data presented in this document have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as prices of goods and services. We disclose the estimated fair market value of our financial instruments in accordance with Statement of Financial Accounting

     Standards No. 107. See Note 16 to the consolidated financial statements included elsewhere in this document.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS 133. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which amends certain provisions of SFAS 133. These statements establish accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. These statements become effective for the Company on January 1, 2001, and generally, will affect the Company in two principal areas, the hedging activities related to our investment in mortgage servicing rights and certain mortgage banking related commitments made by us in our wholesale mortgage operations, as well as forward loan sale commitments.

     Currently, in terms of unpaid principal amount, we have approximately 6% of our $71.5 million investment in mortgage servicing rights hedged through an investment in exchange-traded futures and options. We are currently unable to achieve hedge accounting treatment due to the systems and operational issues surrounding the tracking required to do so. The financial impact to future earnings related to our hedging strategies on mortgage servicing rights, assuming that we continue to hedge with exchange-traded futures and options and elect not to achieve hedge accounting treatment, can not be estimated and will largely depend on future market conditions.

     Based on an October 2000 FASB tentative conclusion, loan commitments that relate to the origination or acquisition of mortgage loans that will be held for resale ("pipeline") will be accounted for as derivatives under SFAS 133. Additionally, we determined that both our mandatory and best effort forward loan sale commitments meet the SFAS 133 derivative definition, and accordingly, are required to be recorded at fair value as an asset or liability upon adoption of SFAS 133. Since the fair values of the pipeline and the forward loan sale commitments (both mandatory and best effort) used to economically hedge all or a portion of the pipeline are generally expected to offset each other, we do not believe the adoption of SFAS 133, with respect to these instruments, will result in a material impact to our operations in the first quarter of 2001 and prospectively. In addition to the pipeline loans, we also use both mandatory and best effort loan sale commitments to hedge our originated loans held for sale. To the extent that we do not receive hedge accounting treatment related to our originated loans held for sale, we will be required to record these loans at the lower of aggregate cost or market with the corresponding loans' sale commitments recorded at fair value.

     In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that replaces, in its entirety, SFAS 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers occurring after March 31, 2001 and the expanded disclosure requirements regarding securitizations and collateral are effective for fiscal years ended after December 15, 2000. We believe that the adoption of SFAS 140 on April 1, 2001, will have no material impact on our net income.

Forward Looking Statements

      Certain statements contained in this annual report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "predict," "believe," "plan," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this annual report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: third party claims or actions in relation to the ongoing or future bankruptcies of the Company's customers; interest rate fluctuations; level of delinquencies; defaults and prepayments; general economic conditions; competition; government regulation; possible future litigation; the actions or inactions of third parties, including those that are parties to the existing bankruptcies of the Company's customers or litigation related thereto; unanticipated developments in connection with the bankruptcy actions or litigation described above, including judicial variation from existing legal precedent and the decision by one or more parties to appeal decisions rendered; the risks and uncertainties discussed elsewhere in this annual report and in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 2001; and the uncertainties set forth from time to time in the Company's periodic reports, filings and other public statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    See Item 7."Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management - Risk Sensitive Assets and Liabilities" and Item 1."Business- Mortgage Servicing Activities - Hedging of Servicing Rights."

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) (1) and (a) (2) Financial statements and financial statement schedules

        See Index to Financial Statements on page F-1.

      (b)  Reports on Form 8-K

        None.

      (c)  Exhibits

        See Exhibit Index, beginning on page II-1.

(d)   Financial Statement Schedules

       None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2001.

                                        Matrix Bancorp, Inc.

                                        By: /s/ Guy A. Gibson
                                                Guy A. Gibson
                                            President and Chief Executive
                                            Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signatures                         Title                          Date
 ----------                         -----                          ----

/s/ Guy A. Gibson                 President, Chief
    Guy A. Gibson                 Executive                    March 16, 2001
                                  Officer and a Director
                                  (Principal Executive
                                  Officer)


/s/ Richard V. Schmitz            Chairman of the Board        March 16, 2001
    Richard V. Schmitz



/s/ D. Mark Spencer               Vice Chairman and
    D. Mark Spencer               Director                     March 16, 2001



/s/ Thomas M. Piercy              Director                     March 16, 2001
    Thomas M. Piercy


/s/ David W. Kloos                Senior Vice President,
    David W. Kloos                Chief Financial             March 16, 2001
                                  Officer and a
                                  Director
                                  (Principal Accounting
                                  and Financial Officer)

/s/ Stephen Skiba                 Director                    March 16, 2001
    Stephen Skiba


/s/ David A. Frank                Director                    March 16, 2001
    David A. Frank

                                INDEX TO EXHIBITS

3.1     ///    Amended and Restated Articles of Incorporation of the Registrant
               (3.1)
3.2     +      Bylaws, as amended, of the Registrant (3.2)
4.1     ++     Indenture by and among the Registrant and First Trust National
               Association, as trustee, relating to 11.50% Senior Notes due
               2004 (4.1)
4.2     +      Specimen certificate for Common Stock of the Registrant (4.1)
4.3     + o    Amended and Restated 1996 Stock Option Plan (4.2)
4.4     // o   Employee Stock Purchase Plan, as amended (4.4)
4.5     +      Form of Common Stock Purchase Warrant by and between the
               Registrant and Piper Jaffray, Inc. (4.4)
4.6     +      Form of Common Stock Purchase Warrant by and between the
               Registrant and Keefe, Bruyette & Woods, Inc. (4.5)
4.7     ^      Indenture by and among the Registrant and State Street Bank and
               Trust Company, as trustee, relating to the 10% Junior
               Subordinated Debentures due 2029 (4.7)
4.8     ^      Form of Junior Subordinated Debentures (4.8)
4.9     ^      Certificate of Trust of Matrix Bancorp Capital Trust I (4.9)
4.10    ^      Amended and Restated Trust Agreement of Matrix Bancorp Capital
               Trust I (4.10)
4.11    ^      Preferred Security Certificate for Matrix Bancorp Capital Trust
               I (4.11)
4.12    ^      Preferred Securities Guarantee Agreement of the Company relating to the Preferred Securities (4.12)
4.13    ^      Agreement as to the Expenses and Liabilities (4.13)
4.14    ^^o    Matrix Bancorp, Inc. Executive Deferred Compensation Plan (4.1)
4.15    ^^     Trust Agreement, dated December 7, 2000 between Matrix Bancorp,
               Inc. and Matrix Bancorp, Inc., as Trustee (4.2)
10.1    + o    Employment Agreement, dated as of January 1, 1995, between Matrix
               Capital Bank and Gary Lenzo and as amended January 1, 1996
               (10.5)
10.2    +      Mortgage Loan Purchase and Servicing Agreement, dated as of
               August 1, 1993, by and between Argo Federal Savings Bank,
               FSB, and Matrix Financial Services Corporation (10.11)
10.3    +      Assignment and Assumption Agreement, dated as of June 28, 1996, by and among Mariano C. DeCola, William M. Howdon, R. James
               Nicholson and Matrix Funding Corp. (10.30)
10.4    +      Development Management Agreement, dated as of June 28, 1996, by and among Fort Lupton, L.L.C. and Matrix Funding Corp. (10.31)
10.5    ///    Coyote Creek Planned Unit Development Agreement, dated as of July
               1, 1998, by and among Fort Lupton, L.L.C. and Matrix Funding
               Corp. (10.12)
10.6    ////   Employment Agreement Addendum of Gary Lenzo, dated December 14,
               1999 (10.7)
10.7    *      Promissory Note, dated as of January 31, 2001, from D. Mark
               Spencer, as maker, to the Registrant, as payee
10.8    +      Fort Lupton Golf Course Residential and Planned Unit Development
               Agreement, dated as of November 28, 1995 (10.36)
10.9    +      Loan Agreement, dated as of June 21, 1996, by and between Matrix
               Funding Corporation and The First Security Bank (10.41)
10.10   +      Loan Agreement, dated July 10, 1992, by and between American
               Strategic Income Portfolio, Inc. and Matrix Financial
               Services Corporation  (10.45)
10.11   +      Promissory Note, dated as of July 10, 1992, by Matrix Financial
               Services Corporation, as maker, to American Strategic Income
               Portfolio, Inc., as payee (10.46)
10.12   ***    Credit Agreement, dated as of September 29, 2000, between
               Matrix Financial Services Corporation, as borrower, and U.S.
               Bank National Association, as agent, and certain lenders, as lenders (10.2)
10.13   ***    Guaranty, dated as of September 29, 2000, from the Registrant to
               U.S. Bank National Association, as agent (10.3)
10.14   / o    Employment Agreement, dated as of February 4, 1997, by and between The Vintage Group, Inc. and Paul Skretny (10.38)
10.15   *      Credit Agreement, dated as of December 27, 2000, by and between
               Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders
10.16   //o    Agreement, dated October 1, 1997, with T. Allen McConnell (10.37)
10.17   +++    Agreement and Plan of Merger, dated as of March 25, 1998, among
               Fidelity National Financial, Inc., MCC Merger, Inc. and Matrix
               Capital Corporation (99.2)
10.18   ++     Merger Termination Agreement between Matrix Capital Corporation,
               Fidelity National Financial, Inc., and MCC Merger Sub, Inc., dated August 28, 1998 (10.1)

10.19   *      Promissory Note, dated as of February 21, 2001, from Thomas P.
               Cronin, as maker, to the Registrant, as payee
10.20   +o     Amendment of Employment Agreement dated as of February 4, 1997, dated as of February 4, 2000, by and between The Vintage
               Group, Inc. and Paul E. Skretny (10.32)
10.21   **     Executive Employment Agreement, dated as of April 20, 2000, by and between United Financial, Inc. and Carl G. de Rozario
               (10.6)
10.22   *      Lease dated as of September 1, 1999, by and between Matrix
               Financial Services Corporation and Suncor Development Company
10.23   *      Lease with a reference date of 1999, by and between the
               Registrant and the Regents of the University of Colorado
10.24   *      First Amendment to Lease, dated as of July, 2000, by and
               between the Registrant and the Regents of the University of
               Colorado, amending the Lease with a reference date of 1999 between the parties
10.25   *      Second Amendment to Lease, dated as of October, 2000, by and between the Registrant and the Regents of the University of
               Colorado, amending the Lease with a reference date of 1999 between the parties
10.26   *      Promissory Note, dated as of February 21, 2001, from Thomas
               M. Piercy, as maker, to the Registrant, as payee
10.27   *.     Matrix Bancorp, Inc. Executive Incentive Plan
10.28   +.     Executive Employment Agreement, dated as of January 1, 1996, by and between the Registrant and David W. Kloos (10.4)
12      *      Statement Re: Computations of Ratios
21      *      Subsidiaries of the Registrant
23      *      Consent of Ernst & Young LLP

--------------------------


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

//// Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 1999, filed by the Registrant with the Commission.

+ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's current report on Form 8-K filed by the Registrant with the Commission on June 30, 2000.

++ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1998, filed by the Registrant with the Commission.

** Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2000, filed by the Registrant with the Commission.

*** Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2000, filed by the Registrant with the Commission.

^ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's registration statement on Form S-1/A (No. 333-79731), filed by the Registrant with the Commission.

^^ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's registration statement on Form S-8 (No. 333-51516), filed by the Registrant with the Commission.

o    Management contract or compensatory plan or arrangement.

                 INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Matrix Bancorp, Inc.


Report of Independent Auditors..............................................F-2

Consolidated Balance Sheets--December 31, 2000 and 1999.....................F-3

Consolidated Statements of Income--for the years ended
December 31, 2000, 1999 and 1998............................................F-4

Consolidated Statements of Shareholders' Equity--for the years ended
December 31, 2000, 1999 and 1998............................................F-5

Consolidated Statements of Cash Flows--for the years ended
December 31, 2000, 1999 and 1998............................................F-6

Notes to Consolidated Financial Statements--December 31, 2000...............F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
Matrix Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Matrix Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of Matrix Bancorp, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Bancorp, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


Phoenix, Arizona                                /s/ Ernst & Young LLP
February 23, 2001

                            Matrix Bancorp, Inc.

                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                      December 31,
                                                    2000        1999
                                               -------------------------
Assets

Cash.............................................$   17,539  $   13,437
Federal funds sold...............................    20,000           -
Interest-earning deposits........................    15,631      13,172
Mortgage-backed securities available for sale....    66,616           -
Loans held for sale, net.........................   942,496     977,751
Loans held for investment, net...................   173,525     125,764
Mortgage servicing rights, net...................    71,529      63,479
Other receivables................................    58,262      44,933
Federal Home Loan Bank of Dallas stock...........    27,814      22,414
Premises and equipment, net......................    13,189      10,817
Other assets.....................................    12,194      11,979
                                                -------------------------
Total assets.................................... $1,418,795  $1,283,746
                                                =========================

Liabilities and shareholders' equity

Liabilities:
  Deposits.......................................$  602,669  $  562,194
  Custodial escrow balances......................    77,647      94,206
  Payable for purchase of mortgage servicing
    rights.......................................    12,666       3,163
  Federal Home Loan Bank of Dallas borrowings....   519,433     405,000
  Borrowed money.................................    97,003     114,601
  Guaranteed preferred beneficial interests in
    company's 10 percent junior subordinated
    debentures....................................   27,500      27,500
  Other liabilities...............................   14,504      14,826
  Income taxes payable............................    3,350       1,759
                                                -------------------------
Total liabilities................................ 1,354,772   1,223,249

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.0001; authorized
    5,000,000 shares; no shares outstanding.......        -           -
  Common stock, par value $.0001; authorized
    50,000,000 shares; issued and outstanding
    6,558,904 and 6,759,241 shares at
    December 31, 2000 and 1999, respectively......        1           1
  Additional paid-in capital......................   23,004      22,780
  Treasury shares at cost, 237,000 shares
    at December 31, 2000..........................   (1,775)          -
  Retained earnings...............................   41,974      37,716
  Accumulated other comprehensive income..........      819           -
                                                -------------------------
Total shareholders' equity.......................    64,023      60,497
                                                -------------------------
Total liabilities and shareholders' equity.......$1,418,795  $1,283,746
                                                =========================

See accompanying notes.

                              Matrix Bancorp, Inc.

                        Consolidated Statements of Income

             (Dollars in thousands except per share information)

                                           Year Ended December 31,
                                        2000        1999        1998
                                     -------------------------------------
Interest income:
  Loans and mortgage-backed
    securities...................... $   93,965  $   72,355  $   59,452
  Interest-earning deposits.........      3,421       1,395       1,242
                                    -------------------------------------
   Total interest income............     97,386      73,750      60,694

Interest expense:
  Savings and time deposits..........    22,603      15,233      11,789
  Demand and money market deposits...     3,672       6,356       4,432
  Federal Home Loan Bank of Dallas
    borrowings.......................    27,242       9,184       8,554
  Borrowed money.....................    14,084      13,514      11,729
                                    -------------------------------------
Total interest expense...............    67,601      44,287      36,504
                                    -------------------------------------
Net interest income before
  provision for loan and valuation
  losses.............................    29,785      29,463      24,190
Provision  for  loan  and  valuation
  losses.............................     4,235       3,180       4,607
                                    -------------------------------------
Net interest income after provision
  for loan and valuation losses......    25,550      26,283      19,583

Noninterest income:
  Loan administration................    23,850      23,686      17,411
  Brokerage..........................     5,476       6,156       7,054
  Trust services.....................     4,923       4,840       4,169
  Real estate disposition services...     3,677       3,659       2,036
  Gain on sale of loans and
    mortgage-backed securities.......       982       3,247       3,108
  Gain on sale of mortgage
    servicing rights.................     2,634         363         803
  Loan origination...................     7,587       6,218       5,677
  School services....................     4,240       2,813          46
  Other..............................     5,423       9,378       6,441
                                    -------------------------------------
Total noninterest income.............    58,792      60,360      46,745

Noninterest expense:
  Compensation and employee benefits..   34,245      29,336      22,194
  Amortization of mortgage
    servicing rights..................    9,851      16,403      10,563
  Occupancy and equipment.............    4,785       3,727       3,059
  Postage and communication...........    2,812       2,688       2,393
  Professional fees...................    4,687       2,385       1,439
  Data processing.....................    2,413       1,688       1,344
  Other general and administrative....   19,048      13,359      11,947
                                    -------------------------------------
Total noninterest expense............    77,841      69,586      52,939
                                    -------------------------------------
Income before income taxes...........     6,501      17,057      13,389
Provision for income taxes...........     2,243       6,278       4,876
                                    -------------------------------------
Net income...........................$    4,258  $   10,779  $    8,513
                                    =====================================

                              Matrix Bancorp, Inc.

             (Dollars in thousands except per share information)

                                           Year Ended December 31
                                        2000        1999        1998
                                    -------------------------------------

Net income per common share..........$     0.63  $     1.60  $     1.27
                                    =====================================
Net income per common share -
  assuming dilution..................$     0.63  $     1.58  $     1.24
                                    =====================================
Weighted average common shares....... 6,713,251   6,728,211   6,704,991
                                    =====================================
Weighted average common shares -
  assuming dilution.................. 6,748,857   6,833,546   6,881,890
                                    =====================================

See accompanying notes.

                              Matrix Bancorp, Inc.

               Consolidated Statements of Shareholders' Equity

                             (Dollars in thousands)



                                                                                Accumulated

                                    Common Stock     Additional                         Other
                                  -----------------   Paid In    Treasury  Retained  Comprehensive          Comprehensive
                                  Shares     Amount   Capital     Shares   Earnings     Income        Total    Income
                                  ---------------------------------------------------------------------------------------

Balance at December 31, 1997..... 6,703,880  $    1   $22,185    $     -   $18,424     $    -        $40,610
  Issuance of stock related to
    employee stock purchase plan
    and options..................    20,031       -       231          -         -          -            231
  Net income.....................         -       -        -           -     8,513          -          8,513
                                  ---------------------------------------------------------------------------------------
Balance at December 31, 1998..... 6,723,911       1    22,416          -    26,937          -         49,354
  Issuance of stock related to
    employee stock purchase plan
    and options..................    35,330       -       364          -         -          -            364
  Net income.....................         -       -         -          -    10,779          -         10,779
                                  ---------------------------------------------------------------------------------------
Balance at December 31, 1999..... 6,759,241       1    22,780          -    37,716          -         60,497
  Shares repurchased.............  (237,000)      -         -     (1,775)        -          -         (1,775)
  Issuance of stock related to
    employee stock purchase plan
    and options..................    36,663       -       224          -         -          -            224
  Comprehensive income:
    Net income...................         -       -         -          -     4,258          -          4,258   $ 4,258
    Net unrealized holding gains          -       -         -          -         -        819            819       819
                                                                                                               ----------
  Comprehensive income...........                                                                              $ 5,077
                                  -----------------------------------------------------------------------------==========
Balance at December 31, 2000..... 6,558,904  $    1   $23,004    $(1,775)  $41,974     $  819        $64,023
                                  =============================================================================
See accompanying notes.


                              Matrix Bancorp, Inc.

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)

                                             Year Ended December 31,
                                           2000       1999       1998
                                        ---------------------------------
Operating activities

Net income...............................$   4,258  $  10,779  $   8,513
Adjustments to reconcile net income to
  net cash used in operating activities:
   Depreciation and amortization.........    2,583      4,424      2,519
   Provision for loan and valuation
     losses..............................    4,235      3,180      4,607
   Amortization of mortgage servicing
     rights..............................    9,851     16,403     10,563
   Unrealized gain on securities.........      819          -          -
   Deferred income taxes.................     (518)      (391)        48
   Gain on sale of loans and
     mortgage-backed securities..........     (982)    (3,247)    (3,108)
   Gain on sale of mortgage servicing
     rights..............................   (2,634)      (363)      (803)
   Gain on sale of premises and
     equipment...........................   (1,159)         -          -
   Loans originated for sale, net of
     loans sold.......................... (125,944)    69,722    (76,544)
   Loans purchased for sale.............. (225,898)  (701,952)  (678,150)
   Proceeds from sale of loans
     purchased for sale..................  108,466    192,722    319,430
   Originated mortgage servicing
     rights, net.........................      (16)    (1,514)        24
   Decrease(increase) in other receivables
     and other assets....................    6,777     (6,796)   (23,743)
   Increase in other liabilities and
     income taxes payable................    3,682      2,369      1,935
                                        ---------------------------------
Net cash used in operating activities     (216,480)  (414,664)  (434,709)

Investing activities
Loans originated and purchased for
  investment............................. (202,300)  (118,327)   (82,547)
Principal repayments on loans............  353,713    303,026    176,520
Purchase of Federal Home Loan Bank of
  Dallas stock...........................   (5,400)    (6,771)    (6,943)
Purchases of premises and equipment......   (7,089)    (2,615)    (3,028)
Hedging of servicing portfolio, net......       95     (3,257)       321
Acquisition of mortgage servicing rights.  (22,380)   (28,694)   (31,388)
Proceeds from the sale of premises and
  equipment..............................    3,664          -          -
Proceeds from sale of mortgage
  servicing rights.......................    3,537      2,827      5,160
                                        ---------------------------------
Net cash provided by investing
  activities.............................  123,840    146,189     58,095

                              Matrix Bancorp, Inc.

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)

                                             Year Ended December 31,
                                           2000       1999       1998
                                        ---------------------------------

Financing activities

Net increase in deposits................ $  40,475  $  71,678  $ 265,534
Net (decrease) increase in custodial
  escrow balances.......................   (16,559)    (2,618)    43,064
Increase in revolving lines and
  repurchase agreements, net............   125,743    174,334     64,564
Payments of notes payable...............   (31,169)   (31,890)   (64,539)
Proceeds from notes payable.............     2,325     33,395     85,078
Payment of financing arrangements.......       (63)      (117)      (166)
Payment of subordinated debt............         -     (2,910)         -
Proceeds from junior subordinated
  debentures............................         -     26,063          -
Treasury shares repurchased.............    (1,775)         -          -
Proceeds from issuance of common stock
  related to employee stock purchase
  plan and options......................       224        364        231
                                        ---------------------------------
Net cash provided by financing
  activities............................   119,201    268,299    393,766
                                        ---------------------------------
Increase (decrease) in cash and cash
  equivalents...........................    26,561       (176)    17,152
Cash and cash equivalents at beginning
  of year...............................    26,609     26,785      9,633
                                        ---------------------------------
Cash and cash equivalents at end of
  year.................................. $  53,170  $  26,609  $  26,785
                                        =================================

Supplemental disclosure of cash flow
  information

Cash paid for interest expense.......... $  68,298  $  41,139  $  34,547
                                        =================================
Cash paid for income taxes.............. $   1,592  $   5,248  $   4,664
                                        =================================

See accompanying notes.

                              Matrix Bancorp, Inc.

                  Notes to Consolidated Financial Statements

                                December 31, 2000

1. Organization

Matrix Bancorp, Inc. (Company) is a unitary thrift holding company that, through its subsidiaries, is a diversified financial services company headquartered in Denver, Colorado. The Company's operations are conducted primarily through Matrix Capital Bank (Matrix Bank), Matrix Financial Services Corporation (Matrix Financial), United Financial, Inc. (United Financial), Matrix Asset Management Corporation (Matrix Asset Management), ABS School Services, L.L.C. (ABS), Sterling Trust Company (Sterling) and First Matrix Investment Services Corporation (First Matrix), all of which are wholly owned.

Matrix Bank, a federally chartered savings and loan association, serves its local communities of Las Cruces, New Mexico, and Phoenix, Arizona, by providing personal and business depository services, offering residential loans and providing, on a limited basis, commercial real estate and consumer loans.

The Company's mortgage banking business is primarily conducted through Matrix Financial, and was established with the primary objective of acquiring, originating and servicing residential mortgage loan servicing rights. Servicing mortgage loans involves the contractual right to receive a fee for processing and administering mortgage loan payments. The Company acquires servicing rights primarily in the secondary market. Matrix Financial originates residential loans primarily through its wholesale loan origination offices in the Atlanta, Dallas, Denver, Chicago, Houston, Phoenix, Santa Ana and St. Louis metropolitan areas.

United Financial provides brokerage and consulting services to financial institutions and financial services companies in the mortgage banking industry, primarily related to the brokerage and analysis of residential mortgage loan servicing rights and residential mortgage loans, corporate and mortgage loan servicing portfolio valuations, development of mortgage loan servicing retention programs, and, to a lesser extent, consultation and brokerage services in connection with mergers and acquisitions of mortgage banking entities.

Matrix Asset Management, formerly known as United Special Services, Inc., provides real estate management and disposition services on foreclosed properties owned by financial services companies and financial institutions.

ABS provides outsourced business services and financing to charter schools.

                              Matrix Bancorp, Inc.

1. Organization (continued)

Sterling's operations, which are located in Texas, consist of a nonbank trust company specializing in the administration of self-directed individual retirement accounts, qualified business retirement plans and personal custodial accounts, as well as corporate escrow and paying agent services.

First Matrix is registered with the National Association of Securities Dealers as a fully disclosed broker-dealer with headquarters in Fort Worth, Texas and a branch office in Denver, Colorado.

The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States and to general practices within the financial services industry. The following is a description of the more significant policies which the Company follows in preparing and presenting its consolidated financial statements.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The Company contributed 100 percent of Matrix Financial's stock to Matrix Bank on August 1, 2000. All of Matrix Financial's assets and liabilities were transferred at their carrying or book basis. This transaction had no impact on the consolidated financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

                              Matrix Bancorp, Inc.

2. Significant Accounting Policies (continued)

Mortgage-Backed Securities Available for Sale

Securities available for sale include mortgage-backed securities. Securities available for sale are carried at estimated fair values with the net unrealized gains or losses reported in accumulated other comprehensive income, which is included as a separate component in shareholders' equity. The Company records its securities portfolio at estimated fair value at the end of each quarter based on public market quotes. At disposition, the realized gain or loss is included in earnings on a specific identification basis.

Loans Held for Sale

Loans originated or purchased with the intent for sale in the secondary market are carried at the lower of aggregate cost, net of discounts or premiums and a valuation allowance, or estimated market value. Market value is determined using forward commitments to sell loans or mortgage-backed securities to permanent investors or current market rates for loans of similar quality and type. Net unrealized losses, if any, would be recognized in a valuation allowance by charges to income. Discounts or premiums on loans held for sale are not accreted or amortized into income on an interest method; however, discounts and premiums related to payments of loan principal are recorded in interest income. The loans are primarily secured by one-to-four family residential real estate located throughout the United States.

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

The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. The Company evaluates its residential loans collectively due to their homogeneous nature. Accordingly, potential impaired loans of the Company include only commercial loans, real estate construction loans, commercial real estate mortgage loans and school financing classified as nonperforming loans. Impairment allowances are considered by the Company in determining the overall adequacy of the allowance for loan losses. As of December 31, 2000 and 1999, the Company had $5,224,000 and $5,301,000, respectively, of impaired commercial loans and school financing with related specific allowances for loan and valuation losses of $287,000 and $649,000, respectively.

Loans are placed on nonaccrual status when full payment of principal or interest is in doubt, or generally when they are past due 90 days as to either principal or interest, unless the interest is guaranteed by a creditworthy entity through recourse provisions. Previously accrued but unpaid interest is reversed and charged against interest income, if not collectible, and future accruals are discontinued. Interest payments received on nonaccrual loans are recorded as interest income unless there is doubt as to the collectibility of the recorded investment. In those cases, cash received is recorded as a reduction in principal.

                              Matrix Bancorp, Inc.

2. Significant Accounting Policies (continued)

Mortgage Servicing Rights

The Company recognizes mortgage servicing rights (MSRs) as an asset separate from the underlying originated mortgage loan and initially, upon sale of the loans, measures retained MSRs by allocating the previous carrying amount of the originated mortgage loan between the loan and the servicing right based on their respective fair values. Purchased MSRs are initially measured at fair value. MSRs are carried at the lower of cost (allocated cost for originated MSRs), less accumulated amortization, or fair value. MSRs are amortized in proportion to and over the period of the estimated future net servicing income.

The fair value of MSRs is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its MSRs by product type and investor to reflect the predominant risk characteristics. To determine the fair value of MSRs, the Company uses a valuation model that calculates the present value of future cash flows. In using this valuation method, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, including incremental interest cost of servicer advances, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. For purposes of performing an impairment analysis on MSRs, the Company estimated fair value using the following primary assumptions: prepayment speeds ranging from 133 PSA to 2,000 PSA (Public Securities Association prepayment speed measurement), discount rates ranging from 9.50 percent to 22 percent, and default rate's ranging from 0 percent to 50 percent. The Company records a valuation allowance where the estimated fair value is below the carrying amount of individual stratifications, even though the overall fair value of the servicing assets may exceed amortized cost. As of December 31, 2000, no valuation allowance was required, and the fair value of the aggregate MSRs was approximately $75,185,000.

Gain on sale of MSRs is recognized when title to MSRs and substantially all the risks and rewards inherent in owning the MSRs have been transferred to the buyer, and any protection provisions retained by the Company are minor and can be reasonably estimated.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated lives of the assets, which range from three to seven years for office furniture, equipment and software and 30 years for buildings.

Foreclosed Real Estate

Real estate acquired through foreclosure, deed in lieu of foreclosure or in judgment is carried at the lower of fair value, less estimated costs to sell, or the related loan balance at the date of foreclosure. Valuations are periodically performed by management and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its fair value, less estimated costs to sell. The net carrying value of foreclosed real estate, which is classified in other assets, was $2,646,000 and $800,000 at December 31, 2000 and 1999, respectively. A substantial majority of the Company's foreclosed properties relate to residential real estate as of December 31, 2000 and 1999.

                              Matrix Bancorp, Inc.

2. Significant Accounting Policies (continued)

Acquired Real Estate

Costs directly attributable to the acquisition, development and construction of land development are capitalized. Such costs include preacquisition costs, direct project costs and holding costs. The investment in land development is carried at the lower of cost, which includes capitalized costs, or net realizable value. Net unrealized losses, if any, would be recognized in a valuation allowance. As of December 31, 2000, there was no valuation allowance necessary for the land development.

Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. The subsidiaries are charged for the taxes applicable to their profits calculated on the basis of filing separate income tax returns. Matrix Bank qualifies as a savings and loan association for income tax purposes.

The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loan Administration Income

Loan administration income represents service fees and other income earned from servicing loans for various investors. Loan administration income includes service fees that are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Service fees on loans that are not delinquent or are delinquent by no more than 60 days are recognized when earned. All other income is recognized when the related payments are received.

Brokerage Income

Brokerage income represents fees earned related to servicing brokerage and consulting services. Brokerage income is recognized when earned.

                              Matrix Bancorp, Inc.

2. Significant Accounting Policies (continued)

Trust Services Income

Trust services income represents fees earned related to services provided for self-directed individual retirement accounts, qualified benefit plans and escrow arrangements. Trust services income is recognized when earned.

Real Estate Disposition Services Income

Real estate disposition services income represents fees earned related to real estate management and disposition services. Real estate disposition services income is recognized when earned.

Loan Origination Income

Loan origination income for loans originated for sale, which includes all mortgage origination fees, secondary marketing activity and servicing-released premiums on mortgage loans sold, net of outside origination costs, is recognized as income at the time the loan is sold and funded by the investor.

Loan origination income for loans originated for investment, which includes mortgage origination fees and certain direct costs associated with loan originations, is deferred and amortized as a yield adjustment over the contractual life of the related loan using the interest method, adjusted for estimated prepayments.

School Services Income

School services income represents fees earned related to outsourced business and consulting services provided to schools. School services income is recognized when earned.

                              Matrix Bancorp, Inc.

2. Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash equivalents, for purposes of the consolidated statements of cash flows, consist of nonrestricted cash, federal funds sold and interest-earning deposits with banks with original maturities, when purchased, of three months or less.

Risk Management Activities for MSRs

The Company hedges a segment of its servicing portfolio using exchange-traded futures and options. A change in the market value of the futures contract is deferred and amortized in proportion to and over the period of the estimated future net servicing income of the hedged servicing portfolio. The option premium or cost is amortized ratably over the period of the option. If any of the hedged servicing portfolio is sold, then the realized and unrealized gain or loss from the futures and options attributable to the portion sold is included in the basis of the MSRs sold for purposes of calculating gain or loss on sale. These realized and unrealized hedging gains and losses are considered in the determination of the fair value of the MSRs. Effective January 1, 2001, the Company's derivative instruments used in risk management activities for MSRs will be accounted for in accordance with Statement No. 133.

Net Income Per Share

Basic earnings per share (EPS), or net income per common share, excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Net income per common share assuming dilution is computed by dividing net income by the weighted average number of common shares outstanding for the period and the dilutive effect, if any, of stock options and warrants outstanding for the period.

                              Matrix Bancorp, Inc.

2. Significant Accounting Policies (continued)


Investment in Joint Venture

The Company's 45 percent-owned investment in Matrix Settlement & Clearance Services, L.L.C. (MSCS) is accounted for using the equity method. This investment was classified in other assets, and had a carrying value of $653,000 and $276,000 as of December 31, 2000 and 1999, respectively. For the years ended December 31, 2000 and 1999, the Company recorded losses of $478,000 and $324,000, respectively, in other income related to MSCS operations.

                              Matrix Bancorp, Inc.

2. Significant Accounting Policies (continued)

Impact of Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, generally requires the Company to recognize all free standing and embedded derivative instruments as either assets or liabilities on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. Statement No. 133 allows for hedge accounting treatment for derivatives used to hedge various risks and sets forth specific documentation requirements and qualifying criteria to be used to determine when hedge accounting can be applied. Depending on the nature of the hedging relationship, hedge accounting treatment provides for changes in the fair value of derivatives to be either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

Derivative instruments designated and qualifying to hedge the exposure to changes in the fair value of an asset, a liability or a firm commitment, or an identified portion thereof that is attributable to a particular risk, such as interest rate risk, are considered fair value hedges under Statement No.133. Fair value hedges are accounted for by recognizing the changes in fair value of the derivative currently in earnings, offset by a concurrent recognition in earnings of gains or losses on the hedged item attributable to the hedged risk and adjusting the carrying value of the hedged item. Derivative instruments designated and qualifying to hedge the exposure to variability in expected future cash flows, such as forecasted transactions, are considered cash flow hedges. Cash flow hedges are accounted for by recording the derivative instrument on the balance sheet as either an asset or a liability with a corresponding offset, representing the effective portion of the hedge, recorded in other comprehensive income within shareholders' equity, net of related income taxes. Amounts are reclassified from other comprehensive income to earnings in the same period or periods during which the hedged transaction affects earnings. Generally, under both hedging methods, derivative gains and losses which relate to permissible hedge ineffectiveness are recognized currently in earnings.

As discussed in Note 14, the Company uses derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities or on future cash flows. The fair value of these derivatives is currently not recognized on the balance sheet. On January 1, 2001, the Company adopted Statement No. 133, and at that time, designated anew certain of its derivative instruments used for mortgage banking risk management activities into hedging relationships in accordance with the requirements of the new standard. The Company's transition adjustment of $550,000, offset by the related income taxes of $190,000, resulting from the adoption of Statement No. 133 on January 1, 2001 will be recorded as a cumulative effect transition adjustment in earnings in the 2001 consolidated financial statements. This transition adjustment relates primarily to the Company's mortgage banking activities, including mandatory and best effort forward commitments to sell loans, forward commitments to sell mortgage-backed securities, loan origination commitments (interest rate locks), and certain derivative instruments used in risk management activities for MSRs.

                              Matrix Bancorp, Inc.

2. Significant Accounting Policies (continued)

Impact of Recently Issued Accounting Standards (continued)


The transition amount was determined by the Company based on the existing interpretive guidance issued by the Financial Accounting Standards Board (FASB). The FASB continues to issue interpretive guidance that could require changes in the Company's application of Statement No. 133 and may impact future earnings.

Statement No. 133, as applied to the Company's risk management strategies in mortgage banking activities, may increase or decrease quarterly or annual net income and shareholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on future cash flows and will not modify the Company's economic risks associated with its activities.

                              Matrix Bancorp, Inc.

2. Significant Accounting Policies (continued)

Impact of Recently Issued Accounting Standards (continued)

In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities, that replaces, in its entirety, FASB Statement No. 125. Statement No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Statement No. 140 is effective for transfers occurring after March 31, 2001, and the expanded disclosure requirements regarding securitizations and collateral are effective for fiscal years ended after December 15, 2000. The Company believes that the adoption of Statement No. 140 on April 1, 2001, will have no material impact on net income.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

3. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share, assuming dilution:

                                     Year Ended December 31,
                                  2000        1999        1998
                              -------------------------------------
                                     (Dollars in thousands)
Numerator:
  Net income available to
    common shareholders........$    4,258  $   10,779  $    8,513
                              =====================================
Denominator:
  Weighted average shares
    outstanding................ 6,713,251   6,728,211   6,704,991
Effect of dilutive securities:
  Common stock options.........    35,606      95,899     150,478
  Common stock warrants........         -       9,436      26,421
                              -------------------------------------
Dilutive potential common
  shares......................     35,606     105,335     176,899
                              -------------------------------------
Denominator for net income
  per share, assuming
  dilution....................   6,748,857   6,833,546   6,881,890
                              =====================================

                              Matrix Bancorp, Inc.

4. Mortgage-Backed Securities Available for Sale

At December 31, 2000, mortgage-backed securities available for sale were as follows:

                                         Gross
                        Amortized      Unrealized
                          Cost           Gains         Fair Value
                        -------------------------------------------
                                     (In thousands)
Mortgage-backed
  securities..........  $  65,375     $   1,241       $   66,616

The Company expects to receive payments on securities over periods that are considerably shorter than the contractual maturities of the securities, which range from six to 30 years, due to prepayments. Unrealized gains of $1,241,000 were recorded in other comprehensive income, net of the related income taxes of $422,000, as of December 31, 2000.

5. Loans Receivable

Loans Held for Investment

Loans held for investment consist of the following:

                                                December 31,
                                              2000        1999
                                          -------------------------
                                               (In thousands)

Residential loans........................  $    8,382  $    7,473
Multi-family, commercial real estate, and
  commercial.............................     123,118      76,185
Construction loans.......................      50,131      48,819
Consumer loans and other.................       8,438       9,903
                                          -------------------------
                                              190,069     142,380
Less:
  Loans in process.........................    13,146      14,167
  Purchase discounts, net..................       569         252
  Unearned fees............................       722         764
  Allowance for loan losses................     2,107       1,433
                                          -------------------------
                                               16,544      16,616
                                          -------------------------
                                           $  173,525  $  125,764
                                          =========================

Activity in the allowance for loan losses is summarized as follows:

                                     Year Ended December 31,
                                  2000        1999        1998
                              -------------------------------------
                                         (In thousands)

                              Matrix Bancorp, Inc.

Balance at beginning of year...$    1,433  $    1,136  $      689
Provision for loan losses......     1,508         735       1,178
Charge-offs....................      (874)       (509)       (789)
Recoveries.....................        40          71          58
                                -------------------------------------
Balance at end of year.........$    2,107  $    1,433  $    1,136
                              =====================================

                                Matrix Bancorp, Inc.

5. Loans Receivable (continued)

Loans Held for Investment (continued)

Nonaccrual loans in the loans held for investment portfolio totaled approximately $3,087,000 and $498,000, or 1.8 percent and 0.4 percent, of the total loans held for investment portfolio at December 31, 2000 and 1999, respectively.

Loans Held for Sale

Loans held for sale consist of the following as of:

                                                December 31,
                                              2000        1999
                                           -------------------------
                                               (In thousands)

Residential loans......................... $  893,034  $  945,095
Commercial  loans,  school  financing  and
  other...................................     54,540      36,911
                                          -------------------------
                                              947,574     982,006
Less:
  Purchase premiums, net..................     (1,396)       (666)
  Valuation allowance.....................      6,474       4,921
                                          -------------------------
                                                5,078       4,255
                                          -------------------------
                                           $  942,496  $  977,751
                                          =========================

Activity in the valuation allowance is summarized as follows:

                                     Year Ended December 31,
                                  2000        1999        1998
                              -------------------------------------
                                         (In thousands)

Balance at beginning of year...$    4,921  $    2,574  $    1,067
Provision     for    valuation
  allowance....................     2,727       2,445       3,429
Charge-offs....................    (1,175)        (98)     (1,922)
Recoveries.....................         1           -           -
                              -------------------------------------
Balance at end of year.........$    6,474  $    4,921  $    2,574
                              =====================================

                              Matrix Bancorp, Inc.

5. Loans Receivable (continued)

Loans Held for Sale (continued)

Nonaccrual loans related to the loans and school financing held for sale portfolio aggregated approximately $25,429,000 and $25,143,000 at December 31, 2000 and 1999, respectively. Interest income that would have been recorded for nonaccrual loans was approximately $1,016,000, $979,000 and $524,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

The Company continues to accrue interest on government-sponsored loans such as Federal Housing Administration (FHA) insured and Department of Veterans' Affairs
(VA) guaranteed loans which are past due 90 or more days, as the majority of the interest on these loans is insured or guaranteed by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $101,104,000 and $147,869,000 as of December 31, 2000 and 1999, respectively.

6. Premises and Equipment

Premises and equipment consist of the following:

                                                December 31,
                                              2000        1999
                                          -------------------------
                                               (In thousands)

Land.................................      $      830  $      754
Buildings............................           6,314       4,775
Leasehold improvements...............           1,590         997
Office furniture and equipment.......          12,216       9,384
Other equipment......................               -       1,381
                                          -------------------------
                                               20,950      17,291
Less accumulated depreciation and
  amortization.......................           7,761       6,474
                                          -------------------------
                                           $   13,189  $   10,817
                                          =========================

Included in occupancy and equipment expense is depreciation and amortization expense of premises and equipment of approximately $2,212,000, $2,126,000 and $1,712,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                              Matrix Bancorp, Inc.

7. Mortgage Servicing Rights

The activity in the MSRs is summarized as follows:

                                     Year Ended December 31,
                                  2000        1999        1998
                              -------------------------------------
                                         (In thousands)

Balance at beginning of year...$   63,479  $   57,662  $   36,276
Purchases......................    31,883      19,754      34,831
Originated, net of MSRs sold...        16       1,514         (24)
Hedging (gain) loss............       (95)      3,257        (321)
Amortization...................    (9,851)    (16,403)    (10,563)
Sales..........................   (13,903)     (2,305)     (2,537)
                              -------------------------------------
Balance at end of year.........$   71,529  $   63,479  $   57,662
                              =====================================

The Company's servicing activity is diversified throughout 50 states with concentrations at December 31, 2000, in California, Texas, Missouri and Florida of approximately 18.9 percent, 13.7 percent, 12.8 percent and 7.3 percent, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced. As of December 31, 2000 and 1999, the Company subserviced loans for others of approximately $1,163,811,000 and $205,929,000, respectively.

                              Matrix Bancorp, Inc.

7. Mortgage Servicing Rights (continued)

The Company's servicing portfolio (excluding subserviced loans) comprised the following:

                                       December 31,
                                2000                 1999
                        -------------------------------------------
                                  Principal            Principal
                         Number    Balance    Number    Balance
                        of Loans Outstanding of Loans Outstanding
                        -------------------------------------------
                                  (Dollars in thousands)

Freddie Mac.............. 16,476  $  836,054   20,028  $1,334,058
Fannie Mae............... 34,706   1,887,925   38,779   2,427,053
GNMA..................... 20,930   1,106,939   11,720     558,086
VA, FHA, conventional
  and other loans........ 20,292   1,687,045   20,032   1,570,518
                        -------------------------------------------
                          92,404  $5,517,963   90,559  $5,889,715
                        ===========================================

The Company's custodial escrow balances shown in the accompanying consolidated balance sheets at December 31, 2000 and 1999, pertain payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company of approximately $77,647,000 and $94,045,000, respectively. The Company also has custodial accounts on deposit from other mortgage companies aggregating approximately $0 and $161,000 at December 31, 2000 and 1999, respectively. The custodial accounts are maintained at Matrix Bank in noninterest-bearing accounts. The balance of the custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

                             Matrix Bancorp, Inc.

8. Deposits

Deposit account balances are summarized as follows:

                                        December 31,
                              2000                      1999
                    ----------------------------------------------------
                                     Weighted                  Weighted
                                     Average                   Average
                     Amount  Percent   Rate   Amount   Percent   Rate

                    ----------------------------------------------------
                                  (Dollars in thousands)

Passbook accounts... $ 3,010    0.50%   3.43% $ 2,793    0.50%    3.48%
NOW accounts .......  85,986   14.27    0.96   42,787    7.61     1.33
Money market
  accounts ......... 122,992   20.41    2.34  141,641   25.19     3.04
                    ----------------------------------------------------
                     211,988   35.18    1.91  187,221   33.30     2.72
Certificate accounts 390,681   64.82    6.23  374,973   66.70     5.27
                    ----------------------------------------------------
                     $602,669 100.00%   4.70% $562,194 100.00%    4.12%
                    ====================================================

Included in NOW accounts are noninterest-bearing demand deposit accounts of $52,986,000 and $21,178,000 at December 31, 2000 and 1999, respectively.

Contractual maturities of certificate accounts as of December 31, 2000:

                                Under 12    12 to 36    36 to 60
                                 months      months      months
                              -------------------------------------
                                         (In thousands)

4.00-4.99% ................... $      968  $      387  $      140
5.00-5.99% ...................     16,078       5,563       1,117
6.00-6.99% ...................    282,503      63,536       8,462
7.00-7.99% ...................      8,401       2,865         661
                              -------------------------------------
                               $  307,950  $   72,351  $   10,380
                              =====================================

                              Matrix Bancorp, Inc.

8. Deposits (continued)

     Approximately $131,443,000 and $133,589,000 of fiduciary assets under administration by Sterling are included in NOW and money market accounts as of December 31, 2000 and 1999, respectively. Of the $131,443,000 at December 31, 2000, $10,028,000 was held by Sterling under a temporary paying agent agreement. Included in certificate accounts is $203,600,000 and $221,510,000 of brokered deposits as of December 31, 2000 and 1999, respectively.

Interest expense on deposits is summarized as follows:

                                     Year Ended December 31,
                                  2000        1999        1998
                              -------------------------------------
                                         (In thousands)

Passbook accounts ...........  $      102  $       96  $      102
NOW accounts  ...............         619         600         522
Money market  ...............       3,053       5,756       3,910
Certificates of deposit .....      22,501      15,137      11,687
                              -------------------------------------
                               $   26,275  $   21,589  $   16,221
                              =====================================

The aggregate amount of deposit accounts with a balance greater than $100,000 (excluding brokered deposits) was approximately $18,815,000 and $13,873,000 at December 31, 2000 and 1999, respectively.

                              Matrix Bancorp, Inc.

9. Borrowed Money and Guaranteed Preferred Beneficial Interests

Borrowed money and guaranteed preferred beneficial interests are summarized as follows:

                                                        December 31
                                                      2000        1999
                                                  -------------------------
                                                       (In thousands)
Revolving Lines

  $120,000,000 revolving warehouse loan
    agreement with banks, secured by
    mortgage loans held for sale, interest
    at federal funds rate plus
    0.85 percent to 1.50 percent ................. $  -         $ 25,864
  $10,000,000 working capital facility
    with banks secured by mortgage loans
    held for sale, MSRs, eligible servicing
    advance receivables and eligible
    delinquent mortgage receivables; interest
    at federal funds rate plus 1.5 percent .......    -              541
  $10,000,000 revolving line of credit
    with a third party financial institution,
    secured by common stock of Matrix
    Bank; interest due monthly at LIBOR plus
    2.65 percent; $10,000,000
    available at December 31, 2000 ...............    -            1,800
  $60,000,000 revolving warehouse loan
    agreement (which was increased to
    $80,000,000 on March 5, 2001),
    secured by mortgage loans held
    for sale, interest at LIBOR plus
    1.07 percent (7.63 percent rate
    at December 31, 2000); $38,405,000
    available at December 31, 2000 ...............   21,595           -
                                                  -------------------------
Total revolving lines  ...........................   21,595       28,205

Term Notes Payable
  $45,000,000 servicing acquisition loan
    agreement with a bank, secured by MSRs,
    due at the earlier of the maturity of the
    MSRs or amortized over five to six
    years from the date of the borrowing
    through June 30, 2005; interest at
    federal funds rate plus 2 percent  ...........      -         28,088
  Senior notes, interest at 11.50 percent
    payable semiannually, unsecured and
    maturing September 30, 2004  .................   20,000       20,000
  $10,000,000 note payable to a third party
    financial institution due in quarterly
    installments of $357,000 plus
    interest, through December 31, 2003,
    collateralized by the common stock of
    Matrix Bank; interest at LIBOR plus 2.65
    percent at December 31, 2000 .................    8,214        9,286
  Financing agreement with a bank,
    secured by real estate, interest at
    prime plus 1 percent .........................    2,325          -
  Other  .........................................      -          2,008
                                                  -------------------------
Total term notes..................................   30,539       59,382

                              Matrix Bancorp, Inc.

9. Borrowed Money and Guaranteed Preferred Beneficial Interests (continued)

                                                         December 31
                                                      2000        1999
                                                  -------------------------
                                                       (In thousands)
Other

  Agreements with a bank to sell school
    financing originated by the Company
    under agreements to repurchase. The
    agreement can be terminated upon 90
    days written notice by either party;
    interest rates are variable from 8
    percent to 9.50 percent. Total
    commitment is at the option of the
    bank. Increases are at the discretion
    of the bank .................................  $ 17,094     $ 11,545
  Financing agreement, collateralized by
    school financing; interest variable .........    27,599       14,430
  Other financing agreements  ...................       176        1,039
                                                    ----------- ---------
Total other .....................................    44,869       27,014
                                                    ---------------------
Total borrowed money  ...........................   $97,003     $114,601
                                                    =====================
Guaranteed preferred beneficial interests
  in Company's 10 percent junior
  subordinated debentures payable
  quarterly, unsecured and maturing
  September 30, 2029  ...........................  $ 27,500    $ 27,500
                                                    =====================

As of December 31, 2000, the maturities of term notes payable are as follows:

                                                     (In thousands)

2001 ................................................. $    3,753
2002 .................................................      1,428
2003 .................................................      5,358
2004 .................................................     20,000
                                                      -------------
                                                       $   30,539
                                                      =============

                              Matrix Bancorp, Inc.

9. Borrowed Money and Guaranteed Preferred Beneficial Interests (continued)

The Company must comply with certain financial and other covenants related to the foregoing debt agreements including, among other things, the maintenance of specific ratios, net income, net worth and other amounts as defined in the credit agreements, limiting the Company's and its subsidiaries' ability to declare dividends or incur additional debt, and requirements to maintain certain capital levels in certain subsidiaries. These covenants include requirements for the Company to maintain consolidated tangible capital of not less than $60,000,000, maintain classified assets of not greater than three percent and maintain the requirements necessary such that Matrix Bank will not be classified as other than "well capitalized," as defined.

The credit facility agreement for the $60,000,000 warehouse loan agreement requires Matrix Financial to maintain, among other things, net worth, as defined, of at least $25,000,000, a leverage ratio of no more than eight to one and a minimum cash flow coverage ratio for four consecutive quarters of no less than 1.3 to 1.0.

At December 31, 2000, the Company and its subsidiaries were in compliance with these covenants.

School Financing Agreement

During 2000 and 1999, the Company placed tax-exempt financing it originated to charter schools into several grantor trusts (Trusts). The Trusts then issued Class "A" Certificates and Class "B" Certificates, with the Class "A" Certificates being sold to various third party investors under a private placement at a price of par.

The "A" Certificates are guaranteed by a letter of credit issued by a third party investment bank (Investment Bank) and the underlying financing. The "A" Certificates' interest rate may be determined weekly, monthly or for a term for up to one year. The interest rate and the term of the interest rate are determined by the Remarking Agent, which is also the Investment Bank. Generally, the Trusts are short-term in nature with an average life of one year or less.

The "B" Certificates are owned in part by the Company and in part by the Investment Bank. The interest rate paid on the "A" Certificates and the "B" Certificates owned by the Investment Bank is considered the Company's financing cost. The approximate cost of the financing at December 31, 2000 and 1999 was 7.23% and 7.63%, respectively. The interest that the Company receives through its part ownership of the "B" Certificates is tax-exempt.

                              Matrix Bancorp, Inc.

9. Borrowed Money and Guaranteed Preferred Beneficial Interests (continued)

School Financing Agreement (continued)

Although the Investment Bank acts as a guarantor to the "A" Certificates, the Company provides limited recourse to the Investment Bank in all cases of loss or default. Due to the nature of the recourse and the ability of the "A" Certificate holders to put the certificates to the Trusts, the transactions have been accounted for as a secured financing.

Guaranteed Preferred Beneficial Interests in Company's 10 Percent Junior Subordinated Debentures

On July 30, 1999, Matrix Bancorp Capital Trust I (MBC Trust), a Delaware business trust formed by the Company, completed the sale of $27,500,000 of 10 percent preferred securities. The MBC Trust also issued common securities to the Company and used the net proceeds from the offering to purchase $28,600,000 in principal amount of 10 percent junior subordinated debentures of the Company due September 30, 2029. The junior subordinated debentures are the sole assets of MBC Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. Capitalized expenses associated with the offering of approximately $1,370,000 are included in other assets at December 31, 2000 and are being amortized on a straight-line basis over the life of the junior subordinated debentures.

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

                              Matrix Bancorp, Inc.

10. Federal Home Loan Bank of Dallas Borrowings

Federal Home Loan Bank of Dallas (FHLB) borrowings aggregated $519,433,000 and $405,000,000 at December 31, 2000 and 1999, respectively. Advances of $26,000,000 and $100,000,000 at December 31, 2000 and 1999, respectively, were borrowed under a Short Option Advance (SOA) Agreement with the FHLB. These SOA borrowings have a term of ten years, but are callable by the FHLB beginning after a six month or one year lock-out period depending on the particular SOA borrowing. After the expiration of the lock-out period, the SOA borrowings are callable at three-month intervals. If the FHLB exercises its call option on a SOA borrowing, the FHLB is required to offer replacement funding to the Company at a market rate of interest for the remaining term of the SOA borrowing. Additionally, under the terms of the SOA Agreement, the Company is not permitted to prepay or otherwise retire a callable SOA borrowing prior to the final maturity date. At December 31, 2000, the interest rates on the SOA borrowings ranged from 5.40 percent to 5.63 percent and their possible call dates varied from February 20, 2001 to March 26, 2001. At December 31, 1999, the interest rates on the SOA borrowings ranged from 4.90 percent to 5.63 percent and their possible call dates varied from January 14, 2000 to December 26, 2000. Advances of $151,433,000 and $1,501,000 at December 31, 2000 and 1999, respectively, were borrowed under a fixed term and rate. These advances are at a rate from 5.84 percent to 6.23 percent and mature from March 27, 2001 through June 2, 2014. All advances are secured by first lien mortgage loans of Matrix Bank and all of its FHLB stock.

Matrix Bank is on full custody status, which requires Matrix Bank to place loan collateral at the FHLB. As of December 31, 2000, Matrix Bank had available unused borrowings from the FHLB for advances of approximately $31,041,000.

                              Matrix Bancorp, Inc.

11. Income Taxes

The income tax provision consists of the following:

                                     Year ended December 31,
                                  2000        1999        1998
                              -------------------------------------
                                         (In thousands)
Current:
  Federal ...................  $    2,350  $    5,340  $    3,837
  State .....................         411       1,329         991
Deferred:
  Federal ...................        (451)       (341)         42
  State .....................        ( 67)        (50)          6
                              -------------------------------------
                               $    2,243  $    6,278  $    4,876
                              =====================================

A reconciliation of the provision for income taxes with the expected income taxes based on the statutory federal income tax rate follows:

                                     Year ended December 31,
                                  2000        1999        1998
                              -------------------------------------
                                         (In thousands)

Expected income tax provision .$    2,210  $    5,799  $    4,552
Effect of federal tax brackets.       -            52          13
State income taxes  ...........       343         827         660
Other .........................      (310)       (400)       (349)
                              -------------------------------------
                               $    2,243  $    6,278  $    4,876
                              =====================================

                              Matrix Bancorp, Inc.

11. Income Taxes (continued)

Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes shown below.

                                                December 31,
                                              2000        1999

                                          -------------------------
                                               (In thousands)

Deferred tax assets:
  Allowance for loan and valuation losses .$    5,400  $    2,713
  Discounts and premiums  .................        71         141
  Deferred fees ...........................     1,141       1,145
  Delinquent interest .....................       413         287
  Other ...................................       197           -
                                          -------------------------
Total deferred tax assets                       7,222       4,286

Deferred tax liabilities:
  Gain on sale of loans ...................    (2,773)     (1,436)
  Amortization of mortgage servicing rights    (3,178)     (1,814)
  Depreciation  ...........................      (354)       (539)
  Other ...................................        -          (98)
                                          -------------------------
Total deferred tax liabilities  ...........    (6,305)     (3,887)
                                          =========================
Net deferred tax asset  ...................$      917  $      399
                                          =========================

12. Regulatory

The Company is a unitary thrift holding company and, as such, is subject to the regulation, examination and supervision of the Office of Thrift Supervision
(OTS).

Matrix Bank is also subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Matrix Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Matrix Bank must meet specific capital guidelines that involve quantitative measures of Matrix Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Matrix Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

                              Matrix Bancorp, Inc.

12. Regulatory (continued)

Quantitative measures established by regulation to ensure capital adequacy require Matrix Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to total assets (as defined). Management believes, as of December 31, 2000 and 1999, that Matrix Bank met all applicable capital adequacy requirements.

As of December 31, 2000, the most recent notification from the OTS categorized Matrix Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Matrix Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There have been no conditions or events since that notification that management believes have changed the institution's category.


                                                                                To Be Well Capitalized
                                                        For Capital             Under Prompt Corrective
                                Actual                 Adequacy Purposes             Action Provisions
                       -------------------------------------------------------------------------------
                        Amount          Ratio           Amount         Ratio     Amount  Ratio
                       -------------------------------------------------------------------------------
                                     (Dollars in thousands)

As of December 31, 2000
  Total Capital
    (to Risk Weighted
    Assets) ...........$100,091         12.2%           $65,387         8.0%   $81,734   10.0%
  Core Capital
    (to Adjusted
    Tangible Assets)...  94,289          7.0             53,694         4.0     67,117    5.0
  Tier I Capital
    (to Risk Weighted
    Assets) ...........  94,289         11.5              N/A                   49,041    6.0
As of December 31, 1999
  Total Capital
    (to Risk Weighted
    Assets) ...........  70,236         10.5             53,397         8.0     66,746   10.0
  Core Capital
    (to Adjusted
    Tangible Assets)...  65,987          5.8             45,548         4.0     56,935    5.0
  Tier I Capital
    (to Risk Weighted
    Assets) ...........  65,987          9.9              N/A                   40,048    6.0

The various federal banking statutes to which Matrix Bank is subject also include other limitations regarding the nature of the transactions in which it can engage or assets it may hold or liabilities it may incur.

                              Matrix Bancorp, Inc.

12. Regulatory (continued)

Matrix Bank is required to maintain vault cash or balances with the Federal Reserve Bank of Dallas in a noninterest-earning account based on a percentage of deposit liabilities. Such balances averaged $13,168,000 and $14,720,000 in 2000 and 1999, respectively.

Matrix Bank is required by Federal regulations to maintain a minimum level of liquid assets of four percent. Matrix Bank exceeded the Federal requirement at December 31, 2000 and 1999.

As a wholly owned subsidiary of Matrix Bank, Matrix Financial is subject to OTS regulation. In addition, Matrix Financial is also subject to examination by various regulatory agencies involved in the mortgage banking industry. Each regulatory agency requires the maintenance of a certain amount of net worth, the most restrictive of which required $4,566,000 at December 31, 2000 and $5,104,000 at December 31, 1999. At December 31, 2000 and 1999, Matrix Financial was in compliance with these regulatory requirements.

Sterling, a Texas trust company, is generally required to maintain minimum restricted capital of at least $1,000,000, and may be required to maintain additional capital if the Texas Banking Commissioner determines that it is necessary to protect the safety and soundness of Sterling. At December 31, 2000, Sterling was in compliance with all capital requirements under Texas law.

                              Matrix Bancorp, Inc.

13. Shareholders' Equity (continued)

Stock Option Plan

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In September 1996, the board of directors and shareholders adopted the 1996 Stock Option Plan, which amended and restated the Company's stock option plan adopted in 1995. The Company's 1996 Stock Option Plan, as amended, allows for the grant of options to substantially all of the Company's full-time employees and directors for up to 750,000 shares of the Company's common stock. Options granted generally have ten-year terms and vest based on the determination by the Company's compensation committee.

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

                              Matrix Bancorp, Inc.

13. Shareholders' Equity (continued)

Stock Option Plan (continued)

The 1996 Stock Option Plan further provides that, in most instances, an option must be exercised by the optionee within 30 days after the termination of the consulting contract between such consultant and the Company or termination of the optionee's employment with the Company, as the case may be, if and to the extent such option was exercisable on the date of such termination.

Pro forma information regarding net income and earnings per share is required by Statement No. 123, Accounting for Stock-Based Compensation, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.1 percent, 5.4 percent and 5.4 percent; a dividend yield of zero percent; volatility factors of the expected market price of the Company's common stock of .63, .56 and .39; and a weighted-average expected life of the option of four years.

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

13. Shareholders' Equity (continued)

Stock Option Plan (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                           Year ended December 31,
                                        2000        1999        1998
                                    -------------------------------------
                                      (Dollars in thousands except per
                                                share data)

Pro forma net income................ $   3,980   $   10,462  $    8,256
Pro forma earnings per share:
  Basic.............................      0.59         1.55        1.23
  Diluted ..........................      0.59         1.53        1.20

A summary of the Company's stock option activity and related information is as follows:

                                   Year ended December 31,
                          2000              1999             1998
                    -----------------------------------------------------
                            Weighted          Weighted         Weighted
                             Average           Average          Average
                            Exercise          Exercise         Exercise
                    Options   Price   Options   Price  Options   Price
                    -----------------------------------------------------
Outstanding,
 beginning of year..431,600  $  11.07 387,700  $   10.90 330,150  $  10.55
Granted............. 95,000      7.65  55,500      12.34  63,000     12.96
Exercised...........   (500)    10.00  (6,100)     12.36  (1,725)    12.25
Forfeited...........(29,400)    10.77  (5,500)     12.32  (3,725)    14.00
                    ---------        ----------          ---------
Outstanding, end of
  year.............. 496,700    10.54  431,600     11.07 387,700     10.90
                    =========        ==========         =========

Exercisable end of
  year.............. 286,500    10.34  226,150      9.70 167,350      8.49
Weighted average
  fair value of
  options granted
  during the year... $  4.86           $  7.68           $  6.03
                    =========        ==========        =========

                              Matrix Bancorp, Inc.

13. Shareholders' Equity (continued)

Stock Option Plan (continued)

Options outstanding at December 31, 2000, have exercise prices ranging from $5.13 to $26.50 per share, as outlined in the following table:

                          Weighted    Weighted                Weighted
                          Average      Average                Average
  Range of    Number of   Exercise    Remaining   Number of   Exercise
  Exercise     Options   Price Per   Contractual  Options      Price
   Prices    Outstanding  Share         Life      Exercisable  Per Share
-------------------------------------------------------------------------

 $5.13           79,500    $   5.13       4.00       79,500     $   5.13
  6.50 - 7.13    12,500        6.98       9.88            -         -
  8.00 - 8.44    97,500        8.31       8.91       11,500         8.11
 10.0            98,200       10.00       5.79       83,250        10.00
 11.50 -
 13.88          113,000       12.88       7.10       51,750        13.09
 14.25 -
 17.25           93,000       15.17       6.59       57,500        15.16
 26.50            3,000       26.50       7.33        3,000        26.50
            -----------                            -----------
                496,700       10.54       6.68      286,500        10.34
            ===========                            ===========

Restricted Net Assets

As a result of the regulatory requirements and debt covenants, substantially all of the net assets of the Company are restricted at December 31, 2000 and 1999.

Warrants

The Company issued warrants exercisable for an aggregate of 75,000 shares of its common stock to its primary underwriters upon the closing of the Company's initial public offering. The warrants are exercisable, from time to timefrom October 1997 to October 2001. The exercise price for the shares of common stock underlying such warrants is $12 per share. The shares of common stock underlying such warrants are entitled to certain demand and incidental registration rights. The warrants expire on October 18, 2001.

                              Matrix Bancorp, Inc.

13. Shareholders' Equity (continued)

Employee Stock Purchase Plan

In September 1996, the board of directors and shareholders adopted on Employee Stock Purchase Plan (Purchase Plan) and authorized 125,000 shares of common stock (ESPP Shares) for issuance thereunder. The Purchase Plan became effective upon consummation of the initial public offering. The price at which ESPP Shares are sold under the Purchase Plan is 85 percent of the lower of the fair market value per share of common stock on the enrollment or the purchase date. In May 2000, the authorized number of shares available for issuance under the Purchase Plan was increased to 250,000 shares. As of December 31, 2000, there were 145,552 ESPP Shares available for future issuance.

14. Commitments, Contingencies and Related Party Transactions

Leases

The Company leases office space and certain equipment under noncancelable operating leases. Annual amounts due under the office and equipment leases as of December 31, 2000, are approximately as follows:

                                                      (In thousands)

2001.................................................. $    2,557
2002..................................................      2,358
2003..................................................      2,067
2004..................................................      1,513
2005..................................................      1,487
Thereafter............................................      1,320
                                                      -------------
                                                       $   11,302
                                                      =============

Total rent expense aggregated approximately $2,319,000, $1,327,000 and $955,000 for the years ended December 31, 2000, 1999 and 1998, respectively, and is recorded in occupancy and equipment expense.

Off-Balance Sheet Risk and Concentration of Commitments

The Company is party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include undisbursed commercial mortgage construction loans, commercial lines of credit and letters of credit. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated financial statements.

The Company's exposure to credit loss, in the event of nonperformance by the other party, to off-balance sheet financial instruments with credit risk is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments with credit risk.

Commercial credit off-balance sheet instruments are agreements to lend to, or to provide credit guarantee for, a customer as long as there is no violation of any condition established in the contract. Such instruments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of these instruments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis, and the amount of collateral or other security obtained is based on management's credit evaluation of the customer.

As of December 31, 2000 and 1999, the Company had commercial credit off-balance sheet instruments of $27,905,000 and $40,475,000, respectively.

                              Matrix Bancorp, Inc.

14. Commitments, Contingencies and Related Party Transactions (continued)

Mortgage Banking Risk Management Activities

In the ordinary course of business, the Company makes commitments to originate residential mortgage loans (Pipeline) and holds originated loans until delivery to an investor. Inherent in this business is a risk associated with changes in interest rates and the resulting change in the market value of the Pipeline and funded loans. The Company mitigates this risk through the use of mandatory and best effort forward commitments to sell loans or mortgage-backed securities. At December 31, 2000, the Company had $109,490,000 and $132,000,000 in Pipeline and funded loans, respectively, offset with mandatory forward commitments of $70,730,000 and best effort forward commitments of $121,950,000. At December 31, 1999, the Company had $10,663,000 and $30,515,000 in Pipeline and funded loans, respectively, offset with mandatory forward commitments of $35,127,000 and best effort forward commitments of $3,690,000. Effective January 1, 2001, the Company adopted Statement No. 133, which impacts the accounting for both Pipeline and risk management activities for Pipeline and funded loans.

Risk Management Activities for MSRs

Ownership of MSRs exposes the Company to impairment of its value in certain interest rate environments. The incidence of prepayment of a mortgage loan increases during periods of declining interest rates as the homeowner seeks to refinance the loan to a lower interest rate. If the level of prepayment on segments of the Company's mortgage servicing portfolio achieves a level higher than projected by the Company for an extended period of time, then an impairment in the associated basis in the MSRs may occur. To mitigate this risk of impairment due to declining interest rates, the Company hedges a segment of its mortgage servicing portfolio. As of December 31, 2000, the Company had identified and hedged approximately $353 million of its mortgage servicing portfolio, in terms of principal loan balance outstanding, using a program of exchange-traded futures and options.

                              Matrix Bancorp, Inc.

14. Commitments, Contingencies and Related Party Transactions (continued)

Hedging of MSRs (continued)

At December 31, 2000, the Company had the following open positions:

                                                          Unrecognized
                                      Open                    Gain
                           Expiration Positions  Notional   (Loss) on
                              Date    (No. of     Amount      Open
                                      Contracts)            Positions
                           --------------------------------------------

Ten year Treasury Note
  futures ................ March 2001    118   $11,800,000    $ 302,649
Ten year Treasury Note
  put options ............ March 2001     45     4,500,000       (6,374)
Ten year Treasury Note
  call options............ March 2001     37     3,700,000        8,277

Contingencies

The Company and its subsidiaries are parties to various litigation matters, in most cases, involving ordinary and routine claims incidental to the business of the Company. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Company's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made as of December 31, 2000, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial condition, results of operations or cash flows of the Company.

                              Matrix Bancorp, Inc.

14. Commitments, Contingencies and Related Party Transactions (continued)


Contingencies (continued)

The Company has been named defendant in an arbitration action in which the plaintiff alleges that the Company violated various provisions of the Commodities Exchange Act in connection with plaintiff's investment of certain monies in his self-directed IRA. The plaintiff seeks compensatory damages of $250,000 plus interest and other costs, including attorneys' fees. The arbitration hearing is set for June 2001. The Company believes it has adequate defenses and intends to vigorously defend this action. The ultimate legal and financial liability of the Company, if any, in this matter, cannot be estimated with certainty at this time.

A former customer of the Company is a debtor in a Chapter 11 proceeding under the Bankruptcy Code. Prior to the bankruptcy filing, the Company had provided the customer with a purchase/repurchase facility under which the Company purchased residential mortgage loans from the customer, with the customer having the right or obligation to repurchase such mortgage loans within a specified period of time. Several other financial institutions had provided the customer with warehouse financing or additional purchase/repurchase facilities (the Origination Facilities). At this time, it appears that no other financial institution that provided an Origination Facility to the customer has a conflicting interest with the Company in respect of the loans purchased by the Company, which were approximately $12,400,000 in original principal amount (the Purchased Loans). However, several third parties have instituted lawsuits against the Company claiming an equitable interest in a portion of the Purchased Loans (approximately $2,400,000 in original principal amount). In addition, parties in the chain of title to property securing approximately $2,500,000 of loans, including sellers and prior lienholders, are seeking to void or rescind their transactions on the theory that they never received consideration. The Company believes it has adequate defenses and intends to vigorously defend these actions. The ultimate legal and financial liability of the Company, if any, in these matters cannot be estimated with certainty at this time.

The trustee for the customer mentioned above has received an order from the Bankruptcy Court finding that the Purchased Loans are a part of the estate of the customer. Nevertheless, the trustee and the Company have reached an agreement, in principle, whereby the trustee will release all of its right in and to the Purchased Loans if the trustee, after performance of a "due diligence" review, determines that the Company owns the Purchased Loans or, would otherwise have a perfected security interest in the Purchased Loans. The Company believes it can adequately demonstrate to the trustee that it is the owner of the Purchased Loans, or otherwise has a perfected security interest in the Purchased Loans. The Company intends to vigorously defend its position in this matter. The ultimate legal and financial liability of the Company, if any, in this bankruptcy cannot be estimated with certainty at this time.

                              Matrix Bancorp, Inc.

14. Commitments, Contingencies and Related Party Transactions (continued)

Contingencies (continued)

The Company has been named a defendant in an action that was tried in Tarrant County, Texas, district court in the spring of 2000. The jury returned a verdict adverse to the Company with respect to two of 12 theories of liability posed by the plaintiffs, and the court has signed a judgment for certain of the plaintiffs in the amount of approximately $6,400,000. The Company has filed an appeal of this judgment and believes it has meritorious points of appeal. It intends to vigorously prosecute the appeal of this action. The ultimate resolution of this matter, which is expected to occur in nine to 18 months, could result in a loss of up to $6,400,000 plus post-judgment interest and additional attorneys' fees. The ultimate legal and financial liability, if any, of the Company cannot be estimated with certainty at this time.

Related to the matter described in the previous paragraph, the Company and several officers have been named defendants in an action in which the plaintiffs have asserted various theories of liability, including control person theories of liability under the Texas Securities Act and fraudulent transfer theories of liability, to seek to impose liability on the defendants for the judgment described above. The defendants believe they have adequate defenses and intend to vigorously defend this action. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

The Company has been named a defendant in approximately nine alleged class actions in which the plaintiffs allege, among other things, that the Company, as custodian of the plaintiffs' self-directed IRAs, breached its fiduciary duty and was negligent. In each case, the plaintiff seeks unspecified damages and costs. The Company believes it has adequate defenses and intends to vigorously defend these actions. The ultimate legal and financial liability of the Company, if any, in these matters cannot be estimated with certainty at this time.

Related Party Transactions

At December 31, 2000, the Company had unsecured loan receivables from executive officers and a shareholder of $230,000 and approximately $68,000, respectively, which all bear interest at varying rates and are renewable at the Company's option.

15. Defined Contribution Plan

The Company has a 401(k) defined contribution plan (Plan) covering all employees who have elected to participate in the Plan. Each participant may make pretax contributions to the Plan up to 15 percent of such participant's earnings with a maximum of $10,500 in 2000. The Company makes a matching contribution of 25 percent of the participant's total contribution. Matching contributions made by the Company vest over six years. The cost of the plan approximated $261,000, $211,000 and $162,000 during the years ended December 31, 2000, 1999 and 1998, respectively, and was recorded in compensation and employee benefits expense in the consolidated statements of income.

                              Matrix Bancorp, Inc.

16. Financial Instruments

Fair Value of Financial Instruments

The carrying amounts and estimated fair value of financial instruments are as follows:

                                               December 31,
                                         2000              1999
                                 -------------------------------------
                                  Carrying   Fair   Carrying   Fair
                                   Amount    Value   Amount    Value
                                 -------------------------------------
                                            (In thousands)
Financial assets:
  Cash and cash equivalents.......$ 53,170 $ 53,170 $ 26,609 $ 26,609
  Mortgage-backed securities......  66,616   66,616        -        -
  Loans held for sale, net........ 942,496  948,069  977,751  982,525
  Loans held for investment,
    net........................... 173,525  174,581  125,764  126,937
  FHLB stock......................  27,814   27,814   22,414   22,414
Financial liabilities:
  Deposits........................ 602,669  604,423  562,194  563,473
  Custodial escrow balances.......  77,647   77,647   94,206   94,206
  Payable for purchase of MSRs....  12,666   12,666    3,163    3,163
  FHLB borrowings................. 519,433  521,194  405,000  405,067
  Borrowed money and
    guaranteed preferred
    beneficial interests.......... 124,503  119,253  142,101  142,101

                              Matrix Bancorp, Inc.

16. Financial Instruments (continued)

Fair Value of Financial Instruments (continued)

The following methods and assumptions were used by the Company in estimating the fair value of the financial instruments:

The carrying amounts reported in the balance sheet for cash and cash equivalents, FHLB stock, payable for purchase of MSRs and certain components of borrowed money approximate those assets' and liabilities' fair values.

The fair values of loans are based on quoted market prices where available or outstanding commitments from reputable investors. If quoted market prices are not available, fair values are based on quoted market prices of similar loans sold in securitization transactions, adjusted for differences in loan characteristics.

The fair value disclosed for FHLB borrowings are estimated using a discounted cash flow calculation that applies interest rates currently being offered on FHLB borrowings. The fair value for the remainder of borrowed money, which includes the Company's 11.50 percent senior notes and guaranteed preferred beneficial interests, is based on over the counter (OTC) market prices.

The fair value disclosed for demand deposits (e.g., interest and noninterest checking, savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected periodic maturities on time deposits. The component commonly referred to as deposit base intangible, was not estimated at December 31, 2000 and 1999, and is not considered in the fair value amount. The fair value disclosed for custodial escrow balances liabilities (noninterest checking) is, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).

                              Matrix Bancorp, Inc.

17. Parent Company Condensed Financial Information

Condensed financial information of Matrix Bancorp, Inc. (Parent) is as follows:

                                                December 31,
                                              2000        1999
                                          -------------------------
                                               (In thousands)

Condensed Balance Sheets
Assets:
  Cash......................................$     -    $        2
  Other receivables.........................      279       1,801
  Premises and equipment, net...............      989       2,254
  Other assets..............................    2,489       2,693
  Investment in and advances to
    subsidiaries............................  123,755     117,290
                                            -----------------------
Total assets................................$ 127,512  $  124,040
                                            =======================

Liabilities and shareholders' equity:
  Borrowed money and guaranteed preferred
    beneficial interests (a)...............$   55,714  $   59,568
  Other liabilities........................     7,775       3,975
                                            -----------------------
Total liabilities..........................    63,489      63,543

Shareholders' equity:
  Common stock.............................         1           1
  Treasury shares .........................    (1,775)          -
  Additional paid in capital...............    23,004      22,780
  Retained earnings........................    42,793      37,716
                                            -----------------------
Total shareholders' equity.................    64,023      60,497
                                            -----------------------
Total liabilities and shareholders' equity.$  127,512  $  124,040
                                          =========================

(a)The Parent's debt is set forth below. The Parent also guarantees the revolving warehouse loan agreement and the financing related to charter schools.

                              Matrix Bancorp, Inc.

17. Parent Company Condensed Financial Information (continued)

                                                  December

                                              2000        1999
                                          -------------------------
                                               (In thousands)

Senior notes..............................  $  20,000   $  20,000

Bank stock loan...........................      8,214       9,286

Other.....................................        -         2,782
                                          -------------------------
Total term notes..........................     28,214      32,068

Guaranteed preferred beneficial interests.     27,500      27,500
                                          -------------------------

Total debt................................  $  55,714   $  59,568
                                          =========================

As of December 31, 2000, the maturities of term notes payable are as follows:

                                                      (In thousands)

2001.................................................. $    1,428
2002..................................................      1,428
2003..................................................      5,358
2004..................................................     20,000
                                                      -------------
                                                       $   28,214
                                                      =============

                              Matrix Bancorp, Inc.

17. Parent Company Condensed Financial Information (continued)

                                     Year ended December 31,
                                  2000        1999        1998
                               -----------------------------------
                                         (In thousands)

Condensed Statements of Income
Income:
  Interest income on loans.....  $  2,202    $  1,257      $   17
  Other........................     1,362         616         463
                               -----------------------------------
Total income...................     3,564       1,873         480

Expenses:
  Compensation and employee
    benefits...................     3,686       2,628       2,412
  Occupancy and equipment......       674         718         600
  Interest on borrowed money...     6,923       5,521       3,601
  Professional fees............       510         400         295
  Other general and
    administrative.............     2,209       1,948       1,416
                               -----------------------------------
Total expenses.................    14,002      11,215       8,324
                               -----------------------------------

Loss before income taxes and
  equity income of
  subsidiaries.................   (10,438)     (9,342)     (7,844)
Income taxes (a)...............        -           -           -
                               -----------------------------------
Loss before equity income of
  subsidiaries.................   (10,438)     (9,342)     (7,844)
Equity income of subsidiaries..    14,696      20,121      16,357
                               -----------------------------------
Net income.....................$    4,258  $   10,779  $    8,513
                               ===================================

(a)The Company's tax-sharing agreement with its subsidiaries provides that the subsidiaries will pay the Parent an amount equal to its individual current income tax provision calculated on the basis of the subsidiary filing a separate return. In the event a subsidiary incurs a net operating loss in future periods, the subsidiary will be paid an amount equal to the current income tax refund the subsidiary would be due as a result of carryback of such loss, calculated on the basis of the subsidiary filing a separate return. Accordingly, the Parent's condensed statements of income do not include any income tax benefit for the current losses.

                              Matrix Bancorp, Inc.

17. Parent Company Condensed Financial Information (continued)

                                       Year ended December 31
                                    2000        1999        1998
                                -------------------------------------
                                           (In thousands)

Condensed Statements of Cash
  Flows
  Operating activities:
  Net income........................$ 4,258    $ 10,779     $ 8,513
  Adjustments to reconcile net
    income to net cash provided
    by (used in) operating
    activities:
     Equity income of
      subsidiaries..................(14,696)    (20,121)    (16,357)
     Dividend from subsidiaries.....  6,509      11,468       4,534
     Depreciation  and
      amortization..................    621         763         281
     Unrealized gain on
      securities....................    819           -           -
     Gain on sale of premises.......   (823)          -           -
     Increase in other
      liabilities...................  3,800       2,556         169
     Decrease (increase) in
      other receivables and
      other assets..................  1,459      (1,754)        945
                                    ---------------------------------
Net cash provided by (used in)
  operating activities..............  1,947       3,691      (1,915)

Investing activities:
  Purchases of premises and
    equipment.......................   (457)       (221)       (964)
  Proceeds from sale of premises....   2,191           -           -
  Investment in and net change in
    advances to subsidiaries.........  1,722     (19,846)    (14,926)
                                    ---------------------------------
Net cash provided by (used in)
  investing activities..............  3,456     (20,067)    (15,890)

Financing activities:
  Repayments of notes payable
    and revolving line of credit....(39,554)    (30,007)    (14,774)
  Proceeds from notes payable
    and revolving line of credit.... 35,700      19,800      31,047
  Shares repurchased................ (1,775)          -           -
  Proceeds from junior
    subordinated debentures.........      -      26,063           -
  Proceeds from issuance of
    common stock....................    224         364         231
                                    ---------------------------------
Net cash (used in) provided by
  financing activities.............. (5,405)     16,220      16,504
                                    ---------------------------------
Decrease in cash....................     (2)       (156)     (1,301)
Cash at beginning of year...........      2         158       1,459
                                    ---------------------------------
Cash at end of year.................$    -     $      2     $   158
                                    =================================

                              Matrix Bancorp, Inc.

18. Selected Quarterly Financial Data (Unaudited)

                                               2000

                           ---------------------------------------------
                             Fourth      Third     Second      First
                             Quarter    Quarter    Quarter    Quarter
                           ---------------------------------------------
                           (Dollars in thousands except per share data)
Operations
Net interest income
  after provision for
  loan and valuation
  losses................... $   7,084  $   6,191  $   6,242  $   6,033
Noninterest income.........    14,971     15,340     14,705     13,440
Noninterest expense........    20,234     19,849     20,462     16,960
                            -------------------------------------------
Income before income taxes.     1,821      1,682        485      2,513
Income taxes...............       513        615        151        964
                            -------------------------------------------
Net income................. $   1,308  $   1,067  $     334  $   1,549
                            ===========================================

Net Income Per Share
  Data
Basic...................... $     .20  $     .16  $     .05  $     .23
                            ===========================================
Diluted.................... $     .20  $     .16  $     .05  $     .23
                            ===========================================

Balance Sheet

Total assets...............$1,418,795 $1,367,647 $1,293,828 $1,302,593
Total loans, net........... 1,116,021  1,086,388  1,073,630  1,088,170
Shareholders' equity.......    64,023     63,664     62,730     62,051

                                            1999
                        ---------------------------------------------
                          Fourth      Third     Second      First
                          Quarter    Quarter    Quarter    Quarter

                        ---------------------------------------------
                         (Dollars in thousands except per share data)
Operations
Net interest income
  after provision for
  loan and valuation
  losses.................$   6,847  $   6,454  $   6,429  $   6,553
Noninterest income.......   15,383     15,085     15,686     14,206
Noninterest expense......   17,820     17,091     17,816     16,859
                          -------------------------------------------
Income before income
  taxes..................    4,410      4,448      4,299      3,900
Income taxes.............    1,712      1,662      1,509      1,395
                          -------------------------------------------
Net income...............$   2,698  $   2,786  $   2,790  $   2,505
                          ===========================================

Net Income Per Share Data

Basic....................$      .40 $      .41 $      .41 $      .37
                          ===========================================
Diluted..................$      .40 $      .41 $      .41 $      .37
                          ===========================================

Balance Sheet

Total assets.............$1,283,746 $1,059,815 $1,034,699 $  996,519
Total loans, net......... 1,103,515    887,032    835,960    803,002
Shareholders' equity.....    60,497     57,500     54,714     51,869

                              Matrix Bancorp, Inc.

19. Transactions with MCA Mortgage Corporation

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

20. Transactions with Harbor Financial Mortgage Corporation

During 1999 and 1998, the Company entered into several transactions with Harbor Financial Mortgage Corporation and its wholly owned subsidiary New America Financial Inc. (collectively Harbor). The transactions included the purchase of nonperforming FHA/VA loans, servicing retained, on a scheduled/actual remittance; the purchase of performing residential mortgage loans including sub-prime loans, servicing retained, on a scheduled/scheduled remittance with full recourse; the acquisition of MSRs; and the purchase of receivables related to servicing sales by Harbor to third parties.

In July 1999, Harbor, as servicer for the nonperforming FHA/VA loans, breached its servicing contract. As a result, in September 1999, the Company transferred the servicing of the loans to Matrix Financial.

                              Matrix Bancorp, Inc.

20. Transactions with Harbor Financial Mortgage Corporation (continued)

In October 1999, Harbor filed for bankruptcy. Subsequent to the bankruptcy there were several lawsuits filed by and against the Company and third parties, generally surrounding the ownership and competing interest in certain of the Harbor assets that the Company had acquired. In August 2000, the Company entered into a global settlement with all of the third parties. As part of the settlement, the Company acquired additional assets from the Harbor estate and was required to make settlement payments. Related to the settlement, curtailments and legal expenses the Company expensed approximately $2,800,000, the majority of which was recorded in other general and administrative expense in the consolidated statement of income for the year ended December 31, 2000.

The most significant assets which remain from the Harbor transactions are the nonperforming FHA/VA loans with a balance of $80,025,000 at December 31, 2000. Because the principal and interest is largely insured or guaranteed by the federal government at a stated debenture rate, the Company continues to accrue interest on the loans. However, both the interest and advances made on the loans are subject to certain curtailments. The interest and advances are analyzed quarterly by the Company for collectibility.

21. Transactions with Island Mortgage Network

Over the past two years, the Company provided Island Mortgage Network (Island), a New York mortgage banking entity, with a purchase/repurchase facility under which the Company purchased residential mortgage loans from Island, with Island having the right or obligation to repurchase such mortgage loans within a specified period of time. In June 2000, Island breached terms of its agreement with the Company and, in July, Island filed for bankruptcy. At the time of the bankruptcy, the Company had approximately $12,400,000 of loans that it had acquired from Island. Relating to $2,400,000 of the loans, there have been lawsuits initiated by third parties alleging a competing interest in the loans. With respect to an additional $2,500,000 of loans, the Company believes that the loans were never closed with good funds. As of December 31, 2000, the Company had $11,600,000 of loans and receivables originated by Island. As a result of the above Island issues, the Company recorded a provision for losses in other general and administrative expense of approximately $2,600,000 for the year ended December 31, 2000.

                              Matrix Bancorp, Inc.

22. Segments of the Company and Related Information

The Company has four reportable segments under Statement No. 131, Disclosures about Segments of an Enterprise and Related Information: a traditional banking subsidiary, a mortgage banking subsidiary, a servicing brokerage and consulting subsidiary and a school services subsidiary. The traditional banking subsidiary provides deposit and lending services to its customers and also makes investments in residential mortgage loans and residential MSRs. The mortgage banking subsidiary acquires residential MSRs and services the mortgage loans underlying those MSRs and, in addition, originates residential mortgage loans through its wholesale loan origination offices. The servicing brokerage subsidiary offers brokerage and consulting services for residential MSRs. The school services subsidiary provides outsourced business and consulting services, as well as financing to charter schools. The remaining subsidiaries are included in the "all other" category for purposes of Statement No. 131 disclosures and consist of the Company's trust operations, real estate disposition services, a broker-dealer and the Parent company operations.

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

                              Matrix Bancorp, Inc.

22. Segments of the Company and Related Information (continued)

For the years ended December 31:

                                     Servicing
                                     Brokerage
               Traditional Mortgage   and       School     All
                 Banking   Banking  Consulting  Services  Others   Total
                 --------------------------------------------------------
2000                                  (In thousands)
Revenues from
  external
  customers:
    Interest
     income.........$86,535 $ 5,973  $     -  $ 4,691   $   187   $97,386
    Noninterest
     income.........  9,144  27,430    6,871    4,240    11,107    58,792

Intersegment
  revenues..........  3,620   5,746      220        -     2,233    11,819

Interest expense.... 47,978   8,296        7    4,413     6,907    67,601

Depreciation/
  amortization......  2,447   8,469      155      269     1,094    12,434

Segment income
  (loss) before
  income taxes...... 17,170   2,209    1,431   (4,019)  (10,290)    6,501

Segment assets
(a).............. 1,286,971 259,726    2,304   62,245    30,740 1,641,986
1999
Revenues from external
  customers:
    Interest
     income......... 66,057   4,433        -    3,249        11    73,750
    Noninterest
     income......... 13,903  24,779    9,662    2,813     9,203    60,360

Intersegment
  revenues..........    (68)  2,782      861        -     3,183     6,758

Interest expense.... 30,812   6,572        1    2,586     4,316    44,287

Depreciation/
  amortization......  3,691  13,498      216      183       942    18,530

Segment income
  (loss) before
  income taxes...... 29,047  (4,529)   3,871   (1,895)   (9,437)   17,057

Segment assets (a)1,138,650  93,252    1,803   37,640    29,446 1,300,791
1998
Revenues from external
  customers:
    Interest
     income.........52,445    6,566        -    1,661        22   60,694
    Noninterest
     income......... 7,603   21,971    9,993       46     7,132   46,745

Intersegment
  revenues..........  (133)     991      501        -     1,665    3,024

Interest expense....24,972    6,767        1    1,128     3,636   36,504

Depreciation/
  amortization...... 1,516   10,306      227       28     1,005   13,082

Segment income
  (loss) before
  income taxes......21,470   (3,983)   4,119     (742)   (7,475)  13,389

                              Matrix Bancorp, Inc.

Segment assets(a)..821,448  156,523    3,143   24,875    28,304 1,034,293

(a) See reconciliation to total consolidated assets in the following table.

                              Matrix Bancorp, Inc.

22. Segments of the Company and Related Information (continued)

                                        2000        1999        1998
                                    -------------------------------------
                                               (In thousands)
Revenues for year ended December 31,
Interest income for reportable
  segments...........................$   97,199  $   73,739  $   60,672
Noninterest income for reportable
  segments...........................    47,685      51,157      39,613
Intersegment revenues for reportable
  segments...........................     9,586       3,575       1,359
Other revenues.......................    13,527      12,397       8,819
Elimination of intersegment revenues.   (11,819)     (6,758)     (3,024)
                                    -------------------------------------
Total consolidated revenues..........$  156,178  $  134,110  $  107,439
                                    =====================================

Profit for year ended December 31,
Total profit for reportable segments.$   16,791  $   26,494  $   20,864
Other loss...........................   (10,803)     (9,152)     (7,367)
Adjustment to intersegment profit
  (loss) in consolidation............       513        (285)       (108)
                                     ------------------------------------
Income before income taxes...........$    6,501  $   17,057  $   13,389
                                     ====================================

Assets as of December 31,
Total assets for reportable segments.$1,611,246  $1,271,345  $1,005,989
Other assets.........................    30,740      29,446      28,304
Elimination of intercompany
  receivables........................  (215,998)    (16,689)    (21,905)
Other eliminations...................    (7,193)       (356)       (233)
                                     ------------------------------------
Total consolidated assets............$1,418,795  $1,283,746  $1,012,155
                                     ====================================

Other Significant Items for the
  year ended December 31,
Depreciation/amortization expense:
  Segment totals.....................$   11,340  $   17,588  $   12,077
  Adjustments........................     1,094         942       1,005
                                     ------------------------------------
Consolidated totals..................$   12,434  $   18,530  $   13,082
                                     ====================================

Interest expense:
  Segment totals.....................$   60,694  $   39,971  $   32,868
  Adjustments........................     6,907       4,316       3,636
                                     ------------------------------------
Consolidated totals..................$   67,601  $   44,287  $   36,504
                                     ====================================