Form 10-Q
period 2001-03-31
MATRIX BANCORP INC
filed 2001-05-15
CIK 944725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

   For the transition period from        to

                         Commission file number: 0-21231

                             MATRIX BANCORP, INC.
            (Exact name of registrant as specified in its charter)

       Colorado                                                 84-1233716
    (State or other                                              (I.R.S.
    jurisdiction of                                              Employer
   incorporation or                                           Identification
     organization)                                                 No.)

 1380 Lawrence Street, Suite
    1400 Denver, Colorado                                       80204
    (Address of principal                                     (Zip Code)
     executive offices)

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

   Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on May 11, 2001 was 6,478,404 shares.

                                TABLE OF CONTENTS

                           PART I - Financial Information

    ITEM 1. Financial Statements

            Condensed Consolidated Balance Sheets
                March 31, 2001 (unaudited) and December 31, 2000........3

            Condensed Consolidated Statements of Income
                Quarters ended March 31, 2001 and 2000 (unaudited)......4

            Condensed Consolidated Statements of Changes in Shareholders'
                Equity Quarters ended March 31, 2001
                and 2000 (unaudited)....................................5

            Condensed Consolidated Statements of Cash Flows Quarters
               ended March 31, 2001 and 2000 (unaudited)................6

            Notes to Condensed Consolidated Financial Statements
            (unaudited)...............................................  7

    ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..... ..................11

    ITEM 3. Quantitative and Qualitative Disclosures About Market
            Risk .......................................................18


                           PART II - Other Information

    ITEM 1. Legal Proceedings...........................................18

    ITEM 6. Exhibits and Reports on Form 8-K............................18

    SIGNATURES..........................................................20

                           Part I - Financial Information
Item 1.   Financial Statements
                              Matrix Bancorp, Inc.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                      March 31,     December 31,
                                                          2001          2000
                                                     ------------- -------------
Assets                                                (unaudited)

Cash ...................................................$    18,604   $    17,539
Interest-earning deposits and federal funds sold........     30,179        15,631
Mortgage-backed securities held for sale................      2,057        66,616
Loans held for sale, net................................  1,250,428       942,496
Loans held for investment, net..........................    204,086       173,525
Mortgage servicing rights, net..........................     71,834        71,529
Other receivables ......................................     57,658        58,262
Federal Home Loan Bank of Dallas stock..................     28,199        27,814
Premises and equipment, net.............................     13,457        13,189
Other assets............................................     15,886        12,194
                                                         ------------  -------------
Total assets............................................$ 1,692,388   $ 1,418,795
                                                         ============= =============

Liabilities and shareholders' equity
Liabilities:
  Deposits..............................................$   843,426   $   602,669
  Custodial escrow balances.............................    128,376        77,647
  Payable for purchase of mortgage servicing rights.....      9,081        12,666
  Drafts payable........................................     41,578           656
  Federal Home Loan Bank of Dallas borrowings...........    379,415       519,433
  Borrowed money........................................    172,879        97,003
  Guaranteed preferred beneficial interests in
   Company's junior subordinated debentures.............     39,500        27,500
  Other liabilities.....................................     11,455        13,848
  Income taxes payable..................................      1,884         3,350
                                                         ------------- -------------
Total liabilities.......................................  1,627,594     1,354,772
                                                         ------------- -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.0001; authorized
   5,000,000 shares; no shares outstanding...............          -             -
  Common stock, par value $.0001; authorized
   50,000,000 shares; issued and outstanding
   6,513,404 and 6,558,904 shares at March 31, 2001
   and December 31, 2000, respectively...................         1             1
  Additional paid in capital.............................    23,004        23,004
  Treasury shares at cost, 282,500 and 237,000 shares
   at March 31, 2001 and December 31, 2000,
   respectively.........................................     (2,141)       (1,775)
  Retained earnings.....................................     43,922        41,974
  Accumulated other comprehensive income................          8           819
                                                         ------------- -------------
Total shareholders' equity..............................     64,794        64,023
                                                         ------------- -------------
Total liabilities and shareholders' equity..............$ 1,692,388   $ 1,418,795
                                                         ============= =============

See accompanying notes.

                              Matrix Bancorp, Inc.
                 Condensed Consolidated Statements of Income
             (Dollars in thousands except per share information)

                                   (Unaudited)


                                                               Quarter Ended
                                                                   March 31,
                                                                2001        2000
                                                             ---------- -----------
Interest income
Loans and mortgage-backed
securities.................................................. $  26,395 $   21,904
Interest-earning deposits...................................       747        661
                                                             ---------- -----------
Total interest income.......................................    27,142     22,565

Interest expense
Deposits....................................................     8,491      6,655
Borrowed money..............................................     9,987      9,192
                                                             ---------- -----------
Total interest expense......................................    18,478     15,847
                                                             ---------- -----------
Net interest income before provision for loan and
  valuation losses..........................................     8,664      6,718
Provision for loan and valuation losses.....................       977        685
                                                            ---------- -----------
Net interest income after provision for loan and
valuation losses............................................     7,687      6,033
                                                             ---------- -----------

Noninterest income
Loan administration.........................................     7,480      6,303
Brokerage.................................................         901        866
Trust services..............................................     1,329      1,260
Real estate disposition services............................       609      1,088
Gain on sale of loans and mortgage-backed securities........     1,257        864
Loan origination............................................     5,163      1,169
School services.............................................     1,339        844
Other.....................................................         499      1,046
                                                             ---------- -----------
Total noninterest income....................................    18,577     13,440
                                                             ---------- -----------

Noninterest expense
Compensation and employee benefits..........................    10,987      7,978
Amortization of mortgage servicing rights...................     3,422      2,444
Occupancy and equipment.....................................     1,548      1,078
Postage and communication...................................       916        713
Professional fees...........................................       550      1,334
Data processing.............................................       672        552
Other general and administrative............................     4,714      2,861
                                                             ---------- -----------
Total noninterest expense...................................    22,809     16,960
                                                             ---------- -----------
Income before income taxes..................................     3,455      2,513
Provision for income taxes .................................     1,147        964
                                                             ---------- -----------
Income before cumulative effect of a change in accounting
principle...................................................     2,308      1,549
Less cumulative effect of a change in accounting
principle, net of tax benefit of $190,000...................       360         -
                                                             ---------- -----------
Net income.................................................$     1,948  $  1,549
                                                             ========== ===========
Income per share before accounting change..................$       .35  $    .23
Less cumulative effect of a change in accounting principle..       .05         -
                                                             ---------- -----------
Net income per share ......................................$       .30$       .23
                                                             ========== ===========
Income per share assuming dilution before accounting
change.................................................... $       .35 $      .23
Less cumulative effect of a change in accounting principle..       .05         -
                                                             ---------- -----------
Net income per share assuming dilution ....................$       .30$       .23
                                                             ========== ===========
Weighted average shares..................................... 6,532,810  6,759,516
                                                             ========== ===========
Weighted average shares assuming dilution.................   6,569,775  6,818,941
                                                             ========== ===========


See accompanying notes.

                              Matrix Bancorp, Inc.
          Condensed Consolidated Statements of Shareholders' Equity
                             (Dollars in thousands)

                                   (Unaudited)


                                                                                               Accumulated
                                      Common Stock           Additional                          Other       Total
                                --------------------------   Paid in     Treasury Retained Comprehensive Shareholders' Comprehensive
                                  Shares         Amount     Capital        Shares  Earnings   Income      Equity           Income
Quarter Ended                   ------------  ------------ ------------  --------- ----------- -------- ---------      -----------
March 31, 2001
-----------------------------------

Balance at December 31, 2000..........6,558,904   $    1    $ 23,004   $ (1,775) $ 41,974      $   819     64,023
Comprehensive income:
   Net income................................--       --        --            --    1,948           --      1,948            1,948
   Unrealized losses on
   securities, net of
   reclassification adjustment
   (see disclosure)............................       --        --           --       --          (811)      (811)            (811)
                                                                                                                           --------
Comprehensive income ..........................                                                                           $  1,137
                                                                                                                           ========
Shares repurchased.....................(45,500)       --        --          (366)      --          --        (366)
                                       --------    --------  --------   --------   --------   --------    --------
Balance at March 31, 2001.............6,513,404   $      1  $ 23,004    $ (2,141) $ 43,922    $      8    $ 64,794
                                       ========   ========  ========    ========   ========   ========    ========


Quarter Ended
March 31, 2000

Balance at December 31, 1999..........6,759,241   $      1  $ 22,780          -- $      37,716    $   --      $ 60,497
Net income..................................  -                   --          --         1,549        --         1,549
Issuance of stock related to
   employee stock purchase plan
   and options..............................500       --           5          --          --          --             5
                                       --------    -------- --------      --------    --------    --------    --------
Balance at March 31, 2000.............6,759,741   $      1  $ 22,785             - $    39,265    $   --      $ 62,051
                                       ========    ======== ========      ========    ========    ========    ========

Disclosure of reclassification amount
Quarter Ended
March 31, 2001
-------------------------------------

Unrealized holding loss arising
   during period ..............................                                                                         $   (21)
Less: reclassification adjustment
   of gains included in net income ............                                                                            (790)
                                                                                                                        --------
Net unrealized loss on securities .............                                                                        $   (811)
                                                                                                                        ========


See accompanying notes.

                              Matrix Bancorp, Inc.
               Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                   (Unaudited)
                                                          Quarter Ended
                                                             March 31,
                                                        2001        2000
                                                      ----------  ----------
Operating activities
Net income.......................................... $  1,948    $  1,549
Adjustments to reconcile net income to net
  cash used in operating activities:
  Depreciation and amortization.....................      730         646
  Provision for loan and valuation losses...........      977         685
  Amortization of mortgage servicing rights.........    3,422       2,444
  Gain on sale of loans and mortgage-backed
   securities.......................................   (1,257)       (864)
  Gain on sale of equipment.........................        -        (336)
  Loans originated for sale, net of loans sold......  (325,521)   (18,203)
  Loans purchased for sale..........................  (13,846)    (90,493)
  Proceeds from sale of loans purchased for sale....   15,973      77,024
  Proceeds from sale of mortgage-backed
   securities.......................................   63,331           -
  Originated mortgage servicing rights, net.........   (2,964)      2,877
  Increase in other receivables and other assets....   (2,758)     (2,486)
  (Decrease) increase in other liabilities and
   income taxes payable.............................   (3,441)        645
                                                      ----------  ----------
Net cash used in operating activities...............  (263,406)   (26,512)
                                                      ----------  ----------
Investing activities
Loans originated and purchased for investment.......  (59,923)    (37,467)
Principal repayments on loans.......................   86,026      60,084
Purchase of Federal Home Loan Bank of Dallas stock..     (385)       (342)
Purchases of premises and equipment.................     (920)       (587)
Acquisition of mortgage servicing rights............   (4,348)       (939)
Proceeds from sale of equipment.....................        -       1,473
Proceeds from sale of mortgage servicing rights.....        -           -
Hedging of servicing portfolio, net.................        -        (109)
                                                      ----------  ----------
Net cash provided by investing activities...........   20,450      22,113
                                                      ----------  ----------
Financing activities
Net increase in deposits............................  240,757      20,607
Net increase (decrease) in custodial escrow
  balances..........................................   50,729      (7,473)
(Decrease) increase in revolving lines and
  repurchase agreements, net........................  (65,910)      4,521
Payment of notes payable............................        -      (4,590)
Proceeds from notes payable.........................    1,786           -
Proceeds from issuance of trust preferred
  securities........................................   11,592           -
Payment of financing arrangements...................      (19)        (22)
Treasury shares repurchased.........................     (366)          -
Proceeds from issuance of common stock related              -           5
  to employee stock option plan.....................  ----------  ----------
Net cash provided by financing activities...........  238,569      13,048
                                                      ----------  ----------
(Decrease) increase in cash and cash equivalents....   (4,387)      8,649
Cash and cash equivalents at beginning of period....   53,170      26,609
                                                      ----------  ----------
Cash and cash equivalents at end of period..........   48,783  $   35,258
                                                      ----------  ----------
Supplemental disclosure of noncash activity
Payable for purchase of mortgage servicing rights...$  (3,585)  $    (706)
                                                      ==========  ==========
Drafts payable...................................... $ 40,922    $  4,311
                                                      ==========  ==========
Supplemental disclosure of cash flow information
Cash paid for interest..............................$ 15,806    $  15,973
                                                      ==========  ==========

Cash paid for income taxes..........................$  1,708    $   1,199
                                                      ==========  ==========


See accompanying notes.

                              Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)


1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Matrix Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals, except for the change in accounting principle discussed below) necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.


2. New Accounting Standard

In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("Statement 140"), that replaces, in its entirety, FASB Statement No. 125. Statement 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Statement 140 is effective for transfers occurring after March 31, 2001, and the expanded disclosure requirements regarding securitizations and collateral were effective for fiscal years ended after December 15, 2000. The Company believes that the adoption of Statement 140 on April 1, 2001, will have no material impact on net income.


3. Change in Accounting Principle - Accounting for Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("Statement 133"), generally requires the Company to recognize all free standing and embedded derivative instruments as either assets or liabilities on the balance sheet at fair value. This requirement is in contrast to previous accounting guidance, which did not require unrealized gains and losses on derivatives used for hedging purposes to be recorded in the financial statements. Statement 133 allows for hedge accounting treatment for derivatives used to hedge various risks and sets forth specific documentation requirements and qualifying criteria to be used to determine when hedge accounting can be applied. Depending on the nature of the hedging relationship, hedge accounting treatment provides for changes in the fair value of derivatives to be either offset against the change in fair value of assets, liabilities, or firm commitments though earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Derivatives that are not hedges must be adjusted to fair value through earnings.

The Company uses derivative instruments to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities. The Company is affected by Statement 133 in three principal areas: mortgage loan pipeline, loans held for sale and mortgage servicing rights.

The Company hedges a segment of its servicing portfolio using exchange-traded futures and options. Under previous accounting standards, a change in the value of the derivatives was deferred and amortized or recognized upon sale of the related mortgage servicing rights. Effective with adoption of Statement 133 on January 1, 2001, the Company was required to record the fair value of the derivatives used to hedge mortgage servicing rights on its

                              Matrix Bancorp, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)


3. Change in Accounting Principle - Accounting for Derivative Instruments and Hedging Activities (continued)

balance sheet. The Company elected not to attempt to qualify for hedge accounting due to the requirements in the standard that are necessary to achieve hedge accounting. The Company recorded a gain from the cumulative effect of the change in an accounting principle of $200,000 (net of tax of $105,000). At March 31, 2001, the value of the derivatives used to hedge mortgage servicing rights increased in value an additional $85,000, which was recorded in earnings in the quarter ended March 31, 2001. In April 2001, the Company closed its derivative position. In the near term, the Company does not anticipate hedging its servicing portfolio.

The Company hedges its mortgage loan pipeline with best effort and mandatory commitments. Effective January 1, 2001, the Company achieved hedge accounting for its best effort commitments, but did not achieve hedge accounting for its mandatory commitments. Accordingly, on January 1, 2001, the Company recorded a loss from the cumulative effect of the change in an accounting principle of $560,000 (net of a tax benefit of $295,000). During the first quarter of 2001, the loans in the pipeline were delivered to investors and the previously recorded loss was reversed and recognized in earnings.

At March 31, 2001, the Company continued to hedge its mortgage loan pipeline with best effort and mandatory commitments. The hedges were highly effective in offsetting changes in the fair value of the mortgage loan pipeline. A loss of $1,000 was realized as a result of the amount by which the Company was under hedged in its mandatory commitments at the end of the quarter.

Statement 133, as applied to the Company's risk management strategies in mortgage banking activities, may increase or decrease quarterly or annual net income and shareholders' equity prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on future cash flows and
will not modify the Company's   economic risk associated with its activities.


4. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:

                                                   Quarter Ended March 31,
                                                     2001           2000
                                                  ------------   ------------
                                                    (Dollars in thousands)
Numerator:
     Net income.................................$       1,948 $        1,549
                                                  ============   ============

Denominator:
     Weighted average shares outstanding........    6,532,810      6,759,516
     Effect of dilutive securities:.............
          Common stock options..................       36,965         59,425
                                                  ------------   ------------
     Potential dilutive common shares...........       36,965         59,425
                                                  ------------   ------------
     Denominator for net income per share           6,569,775      6,818,941
assuming dilution...............................  ============   ============

                              Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)


5. Mortgage Servicing Rights

The activity in mortgage servicing rights is summarized as follows:

                                        Quarter Ended    Year Ended
                                          March 31,     December 31,
                                            2001            2000
                                       ---------------- --------------
                                               (In thousands)
Balance at beginning of period, net..$      71,529         63,479
Purchases............................          763         31,883
Originated, net.......................       2,964             16
Hedging gain..........................           -            (95)
Amortization..........................      (3,422)        (9,851)
Sales.................................           -        (13,903)
                                       ---------------- --------------
Balance at end of period, net........$      71,834         71,529
                                       ================ ==============

The Company's servicing portfolio (excluding subserviced loans) was comprised of the following:

                                   March 31, 2001         December 31, 2000
                                ----------------------  ----------------------
                                           Principal               Principal
                                 Number     Balance      Number     Balance
                                of Loans   Outstanding  of Loans   Outstanding
                                ---------- -----------  ---------- -----------
                                           (Dollars in thousands)
Freddie Mac.....................   15,581     789,808      16,476     836,054
Fannie Mae......................   34,528   1,926,351      34,706   1,887,925
GNMA.............................  22,233   1,225,265               1,106,939
                                                          20,930
VA, FHA, conventional and          18,308   1,492,236      20,292   1,687,045
other loans....................  ---------- -----------  ---------- -----------
                                   90,650   5,433,660      92,404   5,517,963
                                 ========== ===========  ========== ===========


The Company's custodial escrow balances shown in the accompanying condensed consolidated balance sheets at March 31, 2001 and December 31, 2000 pertain to escrowed payments of taxes and insurance and principal and interest on loans serviced by the Company.


6. Deposits

Deposit account balances are summarized as follows:

                    March 31, 2001             December 31, 2000
                 ----------------------      -----------------------
                                Weighted                     Weighted
                                Average                      Average
                 Amount  Percent Rate        Amount  Percent  Rate
                 -------------- -------      ------- ------  -------
                               (Dollars in thousands)
Passbook
accounts.......... 3,165  0.38 %  3.34 %      3,010   0.50 %   3.43 %
NOW accounts......91,575 10.86    1.28       85,986  14.27     0.96
Money market     189,302 22.44    2.23       122,992 20.41     2.34
accounts........ -------------- -------      ------- ------  -------
                 284,042 33.68    1.87       211,988 35.18     1.91
Certificate
accounts........ 559,384 66.32    6.45       390,681 64.82     6.23
                -------------- -------      ------- ------  -------
              $  843,426 100.00 % 4.89 %    $602,669 100.00%   4.70 %
                 ============== =======      ======= ======  =======

                              Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)


6. Deposits (continued)

At March 31, 2001 and December 31, 2000, brokered deposits accounted for approximately $343.6 million and $203.6 million, respectively, of the total certificate accounts shown above.


7. Guaranteed Preferred Beneficial Interests in Company's Junior Subordinated Debentures

On July 30, 1999, Matrix Bancorp Capital Trust I, a Delaware business trust formed by the Company, completed the sale of $27.5 million of 10% preferred securities due September 30, 2029. The Company has the right to redeem the securities, in whole or in part, on or after September 30, 2004, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

On March 28, 2001, Matrix Bancorp Capital Trust II, a statutory business trust created by the Company, completed the sale of $12.0 million of 10.18% preferred securities due June 8, 2031. The Company has the right to redeem the preferred securities on or after June 8, 2011, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.


8. Commitments and Contingencies

At March 31, 2001, the Company had $673.8 million in pipeline and funded loans offset with mandatory forward commitments of $151.3 million and best effort forward commitments of $445.6 million.


9. Segment Information                                Servicing
                                                      Brokerage
                                Traditional Mortgage     and           School
                                Banking      Banking  Consulting       Services
                                ---------   ----------- ------------  ----------
                                                  (In thousands)
Quarter   ended   March  31, 2001:
Revenues    from    external
customers:
   Interest income...........$    20,657 $      4,894  $          -  $    1,546
   Noninterest income.........     2,132       11,831           932       1,339

Intersegment revenues.........     4,704        1,614           133           -

Segment profit (loss).........     6,120        1,150          (433)       (332)

Quarter   ended   March  31,2000:
Revenues    from    external
customers:
   Interest income...........$    20,957 $        702  $          -  $      881
   Noninterest income.........     3,225        5,507         1,286         844

Intersegment revenues.........         5        1,156            80           -

Segment profit (loss).........     5,690         (158)          106        (655)

                              Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)


9. Segment Information (continued)

                                           Quarter        Quarter
                                         Ended March    Ended March
                                           31, 2001       31, 2000
                                         -------------  -------------
                                               (in thousands)
Profit:
Total profit for reportable segments...$.......6,505  $       4,983
Other loss....................................(3,033)        (2,464)
Adjustment of intersegment loss in
consolidation................................    (17)            (6)
                                         -------------   -------------
Income before income taxes.............$        3,455  $       2,513
                                         =============    =============



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Matrix Bancorp, Inc. (occasionally referred to in this document, on a consolidated basis, as "us," "we," the "Company" or similar terms) is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, mortgage banking, trust and clearing activities and other fee-based services and lending activities. Our traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. Our mortgage banking activities consist of purchasing and selling residential mortgage loans and residential mortgage servicing rights; offering brokerage, consulting and analytical services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; originating residential mortgages; and providing real estate management and disposition services. Our trust and clearing activities focus primarily on the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts, as well as offering specialized custody and clearing services to banks, trust companies, broker-dealers, third party administrators and investment professionals. Our other fee-based services and lending activities include providing outsourced business services, such as budgeting, governmental reporting, accounts payable, payroll, facility and safety management and comprehensive insurance programs to charter schools. Our primary operating subsidiaries are: Matrix Capital Bank; Matrix Financial Services Corporation; Sterling Trust Company; Matrix Capital Markets, Inc. (formerly United Financial, Inc.); Matrix Asset Management Corporation; ABS School Services, L.L.C.; and First Matrix Investment Services Corporation.

The principal components of our revenues consist of:

o       net interest income recorded by Matrix Bank, Matrix Financial and ABS;

o       loan administration fees generated by Matrix Financial;

o       brokerage  and  consulting  and real estate  disposition  services  fees
        realized  by  Matrix   Capital   Markets  and  Matrix  Asset
        Management, respectively;

o loan origination fees and gains on sales of mortgage loans generated by Matrix Bank and Matrix Financial;

o       trust service fees generated by Sterling Trust; and

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

Comparison of Results of Operations for the Quarters Ended March 31, 2001 and
2000

Net Income; Return on Average Equity. Net income increased $399,000, or 25.8%, to $1.9 million, or $.30 per diluted share, for the quarter ended March 31, 2001 as compared to $1.5 million, or $.23 per share, for the quarter ended March 31, 2000. Return on average equity increased to 12.1% for the quarter ended March 31, 2001 as compared to 10.2% for the quarter ended March 31, 2000.

Net Interest Income. The increase in net interest income before provision for loan and valuation losses was due to an increase in both our interest-earning assets, as well as an increase in our net interest margin. Our average interest-earning assets increased $192.7 million, or 16.6%, to $1.4 billion for the quarter ended March 31, 2001 as compared to $1.2 billion for the quarter ended March 31, 2000. The majority of the increase can be attributed to the increased loan origination volume at Matrix Financial. The Company's net interest margin increased to 2.56% for the quarter ended March 31, 2001 as compared to 2.31% for the quarter ended March 31, 2000. The increase was due to increases in our yields on average loans and mortgage-backed securities, which were partially offset by an increase in our average interest-bearing liabilities. The weighted average yield on our average loans and mortgage-backed securities increased to 8.16% as compared to 7.87% for the prior year's comparable quarter. Much of the increase can be attributed to our adjustable rate loans, a significant portion of which adjusted to a higher rate during the quarter ended March 31, 2001. The cost of interest-bearing liabilities increased 10 basis points to 5.87% for the quarter ended March 31, 2001 as compared to 5.77% for the quarter ended March 31, 2000. The increase is due to a higher utilization of brokered certificates of deposit which results in higher cost of funds. Also contributing to the increase in the net interest margin was the increase in the balance of our average noninterest-bearing demand deposits, which includes the custodial balances, which increased $37.1 million to $160.6 million for the quarter ended March 31, 2001 as compared to $123.6 million for the quarter ended March 31, 2000.

For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities, as well as changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. The provision for loan and valuation losses increased $292,000 to $977,000 for the quarter ended March 31, 2001 as compared to $685,000 for the quarter ended March 31, 2000. The increase in the provision for the quarter ended March 31, 2001 was due to an increased loan loss provision recorded at Matrix Bank. Matrix Bank's increased provision is primarily due to an increase in the balance of non-residential loans. For a discussion of our allowance for loan losses as it relates to nonperforming assets, see "--Asset Quality--Nonperforming Assets."

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees increased $1.2 million, or 18.7%, to $7.5 million for the quarter ended March 31, 2001 as compared to $6.3 million for the quarter ended March 31, 2000. Loan administration fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio had an average balance of $5.5 billion for the quarter ended March 31, 2001 as compared to $5.8 billion for the quarter ended March 31, 2000. The actual service fee rate (including all ancillary income and excluding sub-servicing income in 2001) was 0.49% for the quarter ended March 31, 2001 as compared to 0.44% for the quarter ended March 31, 2000. The increase in service fee rate is primarily attributed to a higher percentage of GNMA servicing in the portfolio which tends to have higher service fees.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage servicing rights. Brokerage fees were consistent between the comparable quarters with a $35,000 increase for the quarter ended March 31, 2001. In terms of aggregate unpaid principal balances on the underlying loans, mortgage servicing rights brokered during the quarter ended March 31, 2001 totaled $7.9 billion as compared to $7.0 billion brokered during the quarter ended March 31, 2000. Brokerage fees vary from quarter to quarter as the timing of servicing sales is dependent upon, among other things, prevailing market conditions, and a seller's need to recognize a sale or to receive cash flows.

Trust Services. Trust service fees were consistent between the comparable quarters with a $69,000 increase for the quarter ended March 31, 2001. Trust accounts under administration at Sterling Trust increased to 39,403 at March 31, 2001 from 37,496 at March 31, 2000 and total assets under administration increased to almost $4.0 billion at March 31, 2001 from approximately $3.3 billion at March 31, 2000. Most of the growth in accounts and assets under administration occurred in third party administrator accounts, which are generally priced at lower fees based on the level of administration required.

Real Estate Disposition Services. Real estate disposition services represents fees earned by Matrix Asset Management for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions. Real estate disposition services income decreased $479,000, or 44.0%, to $609,000 for the quarter ended March 31, 2001 as compared to $1.1 million for the quarter ended March 31, 2000. Over the past several months, Matrix Asset Management has focused its efforts on system enhancements rather than marketing its services. As a result, it has experienced a decrease in revenues. Generally, the enhancements have been completed and marketing efforts have resumed.

Gain on Sale of Loans and Mortgage-Backed Securities. Gain on sale of loans and mortgage-backed securities increased $393,000 to $1.3 million for the quarter ended March 31, 2001 as compared to $864,000 for the quarter ended March 31, 2000. The gain recognized during the quarter related to sales of mortgage-backed securities. Gain on sale of loans can fluctuate significantly from quarter to quarter and year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell.

Loan Origination. Loan origination income includes all mortgage loans fees, secondary marketing activity on new loan originations and servicing release premiums on new originations sold, net of origination costs. Loan origination income increased $4.0 million to $5.2 million for the quarter ended March 31, 2001 as compared to $1.2 million for the quarter ended March 31, 2000. The increase in loan origination income resulted from an increase in wholesale residential mortgage loan production to $650.7 million for the quarter ended March 31, 2001 as compared to $73.8 million for the quarter ended March 31, 2000. The increase was also affected by a $855,000 reversal of the transition adjustment recorded by the Company as a cumulative effect of a change in accounting principle in connection with the adoption of Statement 133. Loans sold during the quarter increased to $291.0 million as compared to sales of $69.0 million in the first quarter of 2000.

School Services. School services income represents fees earned by ABS for outsourced business and consulting services provided primarily to charter schools. School services income increased $495,000, or 58.6%, to $1.3 million for the quarter ended March 31, 2001 as compared to $844,000 for the quarter ended March 31, 2000. The increase was due to an increase in the pricing structure, as well as the addition of new schools. As of March 31, 2001, ABS provided services to approximately 150 schools.

Other Income. Other income decreased $547,000 to $499,000 for the quarter ended March 31, 2001 as compared to $1.0 million for the quarter ended March 31, 2000. The decrease in other income was primarily due to a $377,000 decrease in consulting income as a result of our sale of United Capital Markets, Inc. in 2000.

Noninterest Expense. Noninterest expense increased $5.8 million, or 34.5%, to $22.8 million for the quarter ended March 31, 2001 as compared to $17.0 million for the quarter ended March 31, 2000. This increase was predominantly due to increases in compensation and benefits expense, other general and administrative expense and amortization of mortgage servicing rights. These increases were offset by a decrease in professional fees. The following table details the major components of noninterest expense for the periods indicated:

                                                         Quarter Ended
                                                              March 31,
                                                      --------------------
                                                         2001      2000
                                                      --------------------
                                                        (In thousands)

   Compensation and employee benefits.................  10,987  $  7,978
   Amortization of mortgage servicing
   rights.............................................   3,422     2,444
   Occupancy and equipment............................   1,548     1,078
   Postage and communication..........................     916       713
   Professional fees..................................     550     1,334
   Data processing....................................     672       552
   Other general and administrative...................   4,714     2,861
                                                       ---------  --------
      Total...........................................  22,809  $ 16,960
                                                       =========  ========

Compensation and employee benefits expense increased $3.0 million, or 37.7%, to $11.0 million for the quarter ended March 31, 2001 as compared to $8.0 million for the quarter ended March 31, 2000. This increase was primarily the result of increased loan production personnel at Matrix Financial. The Company experienced an increase of 177 employees to 790 employees at March 31, 2001 as compared to 613 employees at March 31, 2000. The majority of the increase was attributable to Matrix Financial.

Amortization of mortgage servicing rights increased $1.0 million to $3.4 million for the quarter ended March 31, 2001 as compared to $2.4 million for the quarter ended March 31, 2000. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the lower interest rates prevalent in the market, prepayment speeds on our servicing portfolio increased to an average of 17.1% for the quarter ended March 31, 2001 as compared to 10.5% for the quarter ended March 31, 2000.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other expenses, increased $1.9 million, or 28.5%, to $8.4 million for the quarter ended March 31, 2001 as compared to $6.5 million for the quarter ended March 31, 2000. The $1.9 million increase in other general and administrative expense was primarily related to the increased volume and the new offices established at Matrix Financial. Professional fees decreased $784,000 over the same quarter of the prior year due to a reduction in costs incurred in 2000 related to litigation at Sterling Trust and Matrix Bank.

Provision for Income Taxes. Provision for income taxes increased by $183,000 to $1.1 million for the quarter ended March 31, 2001 as compared to $1.0 million for the quarter ended March 31, 2000. Our effective tax rate was 33.2% for the quarter ended March 31, 2001 as compared to 38.4% for the quarter ended March 31, 2000. The decrease in effective tax rates relates primarily to the origination and ownership of tax-exempt leases at ABS.

Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Average interest rate information for the quarters ended March 31, 2001 and 2000 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

                                             Quarter Ended
                                               March 31,
                          ----------------------------------------------------
                                   2001                        2000
                          ------------------------   -------------------------
                          Average           Average  Average           Average
                          Balance   InterestRate     Balance  Interest  Rate
                          --------  ------- ------   -------- -------- -------
Assets                                  (Dollars in thousands)
Interest-earning assets:
  Loans receivable, net.. 1,233,23$  25,208  8.18 %  1,104,575 21,741    7.87 %
  Mortgage-backed
securities.............    61,150     1,187  7.76      9,186      163    7.10
  Interest-earning
deposits...............    33,300       362  4.35     26,571      319    4.80
  Federal Home Loan
Bank stock.............    27,818       385  5.54     22,417      342    6.10
                          --------  ------- ------   -------- -------- -------
    Total                 1,355,498  27,142  8.01    1,162,749 22,565    7.76
interest-earning assets

Noninterest-earning
assets:
  Cash.................    18,801                     13,750
  Allowance for loan
   and valuation losses..  (8,544)                    (6,448)
  Premises and equipment.  13,322                     10,928
  Other assets.........   144,891                    119,125
Total noninterest-earning --------                   --------
assets.................   168,470                    137,355
                          --------                   --------
    Total assets....... 1,523,968                 $ 1,300,104
                          ========                   ========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Passbook accounts....     2,996 $      25  3.34 %    2,843       24   3.38  %
  Money market and NOW
   accounts...............176,417     1,078  2.44    161,285      941   2.33
  Certificates of
   deposit................458,378     7,388  6.45    388,602    5,690   5.86
  Federal Home Loan
   Bank borrowings........462,860     6,674  5.77    403,388    5,865   5.82
  Borrowed money..........158,083     3,313  8.38    142,705    3,327   9.33
                         --------  ------- ------   -------- -------- -------
    Total interest-
    bearing liabilities.. 1,258,734  18,478  5.87    1,098,823 15,847   5.77
                          --------  ------- ------   -------- -------- -------

Noninterest-bearing liabilities:
  Demand deposits
   (including custodial
    escrow balances)....  160,632                    123,560
  Other liabilities....    40,343                     16,772
                          --------                   --------
    Total noninterest-
     bearing liabilities. 200,975                    140,332
Shareholders' equity...    64,259                     60,949
                          --------                   --------
Total liabilities and
  shareholders' equity..$ 1,523,968                $ 1,300,104
                           ========                   ========
Net interest income before
 provision for loan and
 valuation losses..........         $  8,664                     6,718
                                     =======                   ========

Interest rate spread......................   2.14 %                     1.99  %
                                            ======                     =======

Net interest margin.......................   2.56 %                     2.31  %
                                            ======                     =======

Ratio of average
interest-earning assets to
  average interest-bearing liabilities....  107.69%                    105.82 %
                                            ======                     =======

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

For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.
                                                  Quarter Ended March 31,
                                                       2001 vs. 2000
                                               ------------------------------
                                                Increase (Decrease) Due to
                                                         Change in
                                               ------------------------------
                                               Volume     Rate       Total
                                               -------- ---------  ----------
                                                      (In thousands)
                                               -----------------------------

Interest-earning assets:
  Loans receivable, net......................$.  2,597      870  $   3,467
  Mortgage-backed securities...................  1,007       17      1,024
  Interest-earning deposits....................     75      (32)        43
  FHLB stock...................................     77      (34)        43
                                               -------- ---------  ----------
     Total interest-earning assets.............  3,756      821      4,577

Interest-bearing liabilities:
  Passbook accounts............................      1        -          1
  Money market and NOW accounts................     92       45        137
  Certificates of deposit......................  1,086      612      1,698
  FHLB borrowings..............................    856      (47)       809
  Borrowed money...............................    340     (354)       (14)
                                               -------- ---------  ----------
     Total interest-bearing liabilities........  2,375      256      2,631
                                               -------- ---------  ----------
       Change in net interest income
       before provision for loan
       and valuation losses..................$.  1,381      565  $   1,946
                                               ======== =========  ==========

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

                                      March 31,       December         March 31,
                                        2001           31, 2000          2000
                                   ------------     -----------     ------------
                                                 (Dollars in thousands)
Nonaccrual   residential   mortgage
loans.............................$    21,940    $     22,592    $      18,989
Nonaccrual  commercial real estate,
  commercial   loans   and   school
  financing.......................      8,458           5,792            8,809
Nonaccrual consumer loans.........        110             132              116
                                   ----------     -----------     ------------
  Total nonperforming loans.......     30,508          28,516           27,914
Foreclosed real estate............      3,893           2,646            2,000
                                   -----------     -----------     ------------
  Total nonperforming assets......$    34,401    $     31,162    $      29,914
                                   ===========     ===========     ============
Total  nonperforming loans to total
  loans.............................     2.09 %          2.54 %           2.55 %
                                   ============     ===========     ============
Total   nonperforming   assets   to
  total assets......................     2.03 %          2.20 %           2.30 %
                                     ==========     ===========     ============
Ratio  of  allowance  for  loan and
  valuation    losses    to   total
  nonperforming loans...............    29.56 %         30.09 %          24.29 %
                                    ===========     ===========     ============

We accrue interest on government-sponsored loans such as Federal Housing Administration insured and Veteran's Administration guaranteed loans which are past due 90 or more days, as the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 days or more days was $71.5 million, $101.1 million and $139.2 million at March 31, 2001, December 31,



2000 and March 31, 2000, respectively. Nonaccrual mortgage loans as a percentage of total loans were 1.8% at March 31, 2000, 2.1% at December 31, 2000 and 1.7% at March 31, 2000.

A significant amount of the nonaccrual residential loans pertain to several portfolios which we acquired from Harbor Financial. The first is a sub-prime residential portfolio that we acquired on a scheduled interest and scheduled principal remittance with full recourse to Harbor Financial. In October 1999, however, Harbor Financial declared bankruptcy and the servicing was transferred to us. The total principal balance of the sub-prime portfolio was $10.6 million at March 31, 2001, and approximately $2.3 million was 90 or more days delinquent at that time. The second portfolio consists of $10.7 million in loans at March 31, 2001, of which $3.0 million in loans were 90 days or more delinquent at that time. Recorded against the $10.7 million of loans, we have $2.7 million of discounts.

The increase in nonaccrual commercial real estate, commercial loans and school financing at March 31, 2001 is primarily related to the acquisition of a $22.9 million loan portfolio which was originated by the third party seller under Small Business Administration standards. The delinquencies pertain to both guaranteed and unguaranteed portions of the SBA 7(a) loans. Of this amount, approximately $3.8 million of the delinquencies related to the portions guaranteed by the federal government.

At March 31, 2001, $13.0 million, or 42.6%, of the nonaccrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale." Total loans and mortgage-backed securities held for sale at March 31, 2001 were $1.3 billion, of which $24.3 million, or 1.9%, were nonaccrual loans.

The percentage of the allowance for loan losses to nonaccrual loans varies due to the nature of our portfolio of loans. We analyze the collateral for each nonperforming loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "--Comparison of Results of Operations for the Quarters Ended March 31, 2001 and 2000."

Liquidity and Capital Resources

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The trend of net cash used in our operating activities for the quarter ended March 31, 2001 results primarily from growth at Matrix Financial resulting from the increase in loan origination volume. We do not anticipate the trend to continue in the foreseeable future. We expect that the net loans originated at Matrix Financial in the foreseeable future will actually decrease as the loan sales catch up to the loan originations.

The Company has a bank stock loan agreement, which consists of two components, a $10.0 million term loan and a revolving line of credit of $10.0 million. As of March 31, 2001, the balance of the term loan was $10.0 million.

During the quarter, the Company raised an additional $12.0 million of proceeds through the issuance of trust preferred securities. The net proceeds to the Company were $11.6 million at an interest rate of 10.18%.

Matrix Bank's future growth is expected to be achieved through retail deposit growth, brokered deposits, borrowings from the Federal Home Loan Bank, custodial deposits from affiliates and deposits directed to Matrix Bank by third party institutions. Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the Federal Home Loan Bank as its primary source for borrowings. At March 31, 2001, Matrix Bank had overnight and term borrowings from the Federal Home Loan Bank of $379.4 million. Matrix Bank utilizes brokered deposits as a source of liquidity. The balance at March 31, 2001 was $343.6 million The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur.

Matrix Bank, a well capitalized institution, had a leverage capital ratio of 6.1% at March 31, 2001. This exceeded the well capitalized leverage capital requirement of 5.0% of adjusted assets by $88.9 million. Matrix Bank's risk-based capital ratio was 10.6% at March 31, 2001, which currently exceeds the well capitalized risk-based capital requirement of 10.0% of risk weighted assets by $25.4 million.

Matrix Financial's principal source of funding for its loan origination business consists of a warehouse line of credit provided to Matrix Financial by Matrix Bank. Additionally, we have a warehouse line of credit provided to Matrix Financial by an unaffiliated financial institution. As of March 31, 2001, Matrix Financial had an $80.0 million warehouse line of credit facility provided by an unaffiliated financial institution which was amended to an aggregate line of $125.0 million on April 13, 2001. As of March 31, 2001, $7.2 million was available to be utilized. Additionally, we have a financing line provided to ABS by third party institutions.

Our principal sources of funding for school financing are internal capital, a line of credit facility and a partnership trust with an unaffiliated financial institution. Amounts available under the line of credit facility and the partnership trust are at the lender's sole discretion.

In the ordinary course of business, we make commitments to originate residential mortgage loans and hold originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the loans being held for delivery. We mitigate this risk through the use of mandatory and nonmandatory forward commitments to sell loans. As of March 31, 2001, we had $673.8 million in pipeline and funded loans offset with mandatory forward commitments of $151.3 million and best effort forward commitments of $445.6 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Quantitative and Qualitative Disclosures about Market Risk.


                           Part II - Other Information

Item 1. Legal Proceedings

Sterling Trust has been named a defendant in several putative class action lawsuits instituted by one law firm in Pennsylvania. The style of such lawsuits are as follows: Douglas Wheeler, et. al. v. Pacific Air Transport, et. al.; Paul
C. Jared, et. al. v. South Mountain Resort and Spa, Inc., et. al.; Lawrence Rehrig, et. al. v. Caffe Diva, et. al.; Merrill B. Christman, et. al. v. Millennium 2100, Inc., et. al.; David M. Veneziale, et. al. v. Sun Broadcasting Systems, Inc., et. al.; Don Glazer, et. al. v. Technical Support Servs., Inc., et. al.; and Donald Maudlin, et. al. v. World Vision Entertainment, Inc., et. al. All of such lawsuits were originally filed in the United States District Court for the Western District of Pennsylvania. On April 26, 2001, the District Court for the Western District of Pennsylvania ordered that all of such cases, except Maudlin, be transferred to the United States District Court for the Western District of Texas, so that Sterling Trust may properly present its motion to compel arbitration. Sterling Trust intends to file a motion to compel arbitration on each of such actions within the time frames prescribed by the District Court in Pennsylvania. With respect to the Maudlin case, Sterling Trust has filed a motion to dismiss, since Sterling Trust can find no evidence that the plaintiffs in that case ever had accounts with Sterling Trust.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

*10.1 First Amendment to Credit Agreement, dated as of March 5, 2001, between
      Matrix Financial Services Corporation, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders

*10.2 Second Amendment to Credit Agreement, dated as of April 11, 2001, between
      Matrix Financial Services Corporation, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders

*10.3 First Amendment to Credit Agreement,  dated as of March 5, 2001, between
      Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders

*10.4 Employment  Agreement  Addendum of Gary Lenzo,  dated  December 14, 2000

*10.5 Indenture between the Registrant and Wilmington Trust Company, as debenture trustee, dated as of March 28, 2001, relating to the 10.18% junior subordinated deferrable interest debentures due June 8, 2031

*10.6 Amended and Restated Declaration of Trust of Matrix Bancorp Capital Trust
      II, dated as of March 28, 2001

*10.7 Common  Securities  Guarantee  Agreement of the Registrant,  dated as of
      March 28, 2001

*10.8 Capital Securities Guarantee Agreement of the Registrant, dated as of March 28, 2001

(b)   Reports on Form 8-K

o See Form 8-K filed by the Company with the Securities and Exchange Commission on March 14, 2001, reporting various information under Item 5.

o See Form 8-K filed by the Company with the Securities and Exchange Commission on March 30, 2001, reporting various information under Item 5.
----------------------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MATRIX BANCORP, INC.



Dated:  May 14, 2001                      /s/  Guy A. Gibson
                                         --------------------------
                                          Guy A. Gibson
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Dated:  May 14, 2001                        /s/ David W. Kloos
                                          --------------------------
                                          David W. Kloos
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting and
                                          Financial Officer)