Form 10-Q
period 2001-06-30
MATRIX BANCORP INC
filed 2001-08-10
CIK 944725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

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


   Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on August 7, 2001 was 6,478,904 shares.

                                TABLE OF CONTENTS


                           PART I - Financial Information

    ITEM 1. Financial Statements

            Condensed Consolidated Balance Sheets
                June 30, 2001 (unaudited) and December 31, 2000..........3

            Condensed Consolidated Statements of Income
                Quarters and six months ended June 30, 2001
                and 2000 (unaudited).....................................4

            Condensed Consolidated Statements of Changes in
                Shareholders' Equity and Comprehensive Income
                Six months ended June 30, 2001 and 2000 (unaudited)......5

            Condensed Consolidated Statements of Cash Flows Six
                months ended June 30, 2001 and 2000 (unaudited)..........6

            Notes to Unaudited Condensed Consolidated
                Financial Statements.....................................7

    ITEM 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations...........13

    ITEM 3. Quantitative and Qualitative Disclosures about Market Risk..23


                           PART II - Other Information


    ITEM 1. Legal Proceedings...........................................24

    ITEM 4. Submissions of Matters to a Vote of Security Holders........24

    ITEM 6. Exhibits and Reports on Form 8-K............................24

    SIGNATURES..........................................................25

                           Part I - Financial Information
Item 1.   Financial Statements
                              Matrix Bancorp, Inc.
                    Condensed Consolidated Balance Sheets
               (Dollars in thousands, except share information)

                                                           June 30,     December 31,
                                                             2001           2000
                                                         -------------  -------------
Assets                                                   (Unaudited)
Cash ...................................................$    25,164    $    17,539
Interest-earning deposits and federal funds sold........     49,069         35,631
Mortgage-backed securities held for sale................      2,417         66,616
Loans held for sale, net................................  1,195,886        942,496
Loans held for investment, net..........................    191,583        173,525
Mortgage servicing rights, net..........................     71,944         71,529
Other receivables ......................................     82,604         58,262
Federal Home Loan Bank of Dallas stock..................     21,334         27,814
Premises and equipment, net.............................     24,752         13,189
Other assets............................................     19,965         12,194
                                                         -------------  -------------
Total assets............................................$ 1,684,718    $ 1,418,795
                                                         =============  =============

Liabilities and shareholders' equity
Liabilities:
  Deposits..............................................$   848,775    $   602,669
  Custodial escrow balances.............................    133,041         77,647
  Drafts payable........................................     39,222            656
  Payable for purchase of mortgage servicing rights.....      6,174         12,666
  Federal Home Loan Bank of Dallas borrowings...........    338,397        519,433
  Borrowed money........................................    195,899         97,003
  Guaranteed preferred beneficial interests in
   Company's junior subordinated debentures.............     39,500         27,500
  Other liabilities.....................................     16,828         13,848
  Income taxes payable..................................        782          3,350
                                                         -------------  -------------
Total liabilities.......................................  1,618,618      1,354,772
                                                         -------------  -------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.0001; authorized
   5,000,000 shares; no shares outstanding..............        -              -
  Common stock, par value $.0001; authorized
   50,000,000 shares; issued and outstanding 6,478,904
   and 6,558,904 shares at June 30, 2001 and December             1              1
   31, 2000, respectively...............................
  Additional paid in capital............................     23,008         23,004
  Treasury shares at cost, 317,500 and 237,000 shares
   at June 30, 2001 and December 31, 2000, respectively.     (2,460)        (1,775)
  Retained earnings.....................................     45,550         41,974
  Accumulated other comprehensive income................          1            819
                                                         -------------  -------------
Total shareholders' equity..............................     66,100         64,023
                                                         -------------  -------------
Total liabilities and shareholders' equity..............$ 1,684,718    $ 1,418,795
                                                         =============  =============

See accompanying notes.

                              Matrix Bancorp, Inc.
                 Condensed Consolidated Statements of Income
               (Dollars in thousands, except share information)
                                   (Unaudited)


                                                Quarter Ended         Six Months Ended
                                                  June 30,                June 30,
                                              2001        2000        2001        2000
                                            ---------- ----------- ----------- -----------

Interest income
Loans and mortgage-backed securities.....  $   29,309 $   22,808      55,704  $  44,712
Interest-earning deposits................         517      1,109       1,263       1,770
                                            ---------- ----------- ----------- -----------
Total interest income....................      29,826     23,917      56,967      46,482
                                            ---------- ----------- ----------- -----------

Interest expense
Deposits.................................       9,764      6,810      18,255      13,466
Borrowed money...........................       8,929      9,880      18,916      19,071
                                            ---------- ----------- ----------- -----------
Total interest expense...................      18,693     16,690      37,171      32,537
                                            ---------- ----------- ----------- -----------
Net interest income before provision for
 loan and valuation losses...............      11,133      7,227      19,796      13,945
Provision for loan and valuation losses..         526        985       1,503       1,670
                                            ---------- ----------- ----------- -----------
Net interest income after provision for
 loan and valuation losses...............      10,607      6,242      18,293      12,275
                                            ---------- ----------- ----------- -----------

Noninterest income
Loan administration......................       7,979      5,917      15,459      12,221
Brokerage................................         954      1,234       1,855       2,100
Trust services...........................       1,167      1,188       2,496       2,449
Real estate disposition services.........         645        961       1,255       2,049
Gain on sale of loans and
  mortgage-backed securities, net........         147         26       1,403         890
Gain on sale of mortgage servicing
  rights, net............................         435          -         435           -                       -
Loan origination.........................       7,420      1,906      12,583       3,074
School services..........................       1,400        653       2,488       1,496
Other....................................       1,804      2,820       2,554       4,203
                                            ---------- ----------- ----------- -----------
Total noninterest income.................      21,951     14,705      40,528      28,482
                                            ---------- ----------- ----------- -----------

Noninterest expense
Compensation and employee benefits.......      12,784      8,106      23,771      16,084
Amortization of mortgage servicing rights       6,167      2,521       9,588       4,965
Occupancy and equipment..................       1,634      1,159       3,183       2,237
Postage and communication................       1,067        650       1,982       1,363
Professional fees........................         837      1,249       1,387       2,583
Data processing..........................         668        576       1,340       1,129
Other general and administrative.........       6,849      6,201      11,563       9,398
                                            ---------- ----------- ----------- -----------
Total noninterest expense................      30,006     20,462      52,814      37,759
                                            ---------- ----------- ----------- -----------
Income before income taxes...............       2,552        485       6,007       2,998
Provision for income taxes...............         924        151       2,071       1,115
                                            ---------- ----------- ----------- -----------
Income before cumulative effect of a
  change in accounting principle.........       1,628        334       3,936       1,883
Less cumulative effect of a change in
  accounting principle, net of tax
  benefit of $190........................          -          -          360          -
                                            ---------- ----------- ----------- -----------
Net income...............................  $    1,628 $      334  $    3,576  $     1,883
                                            ========== ===========  =========== ===========
Net income per share before accounting
  change.................................  $     0.25 $      0.05 $      0.60 $      0.28
Less cumulative effect of a change in
  accounting principle...................          -          -          0.05           -
                                            ---------- ----------- ----------- -----------
Net income per share.....................  $     0.25 $      0.05    $   0.55 $      0.28
                                            ========== ===========  =========== ===========

Net income per share assuming dilution
  before accounting change                 $      0.25 $     0.05 $      0.60 $      0.28
Less cumulative effect of a change in
  accounting principle...................          -          -          0.05           -
                                            ---------- ----------- ----------- -----------
Net income per share assuming dilution...  $      0.25 $     0.05  $     0.55 $      0.28
                                            ==========  =========== =========== ===========


Weighted average shares..................   6,480,728  6,759,741   6,506,625   6,759,631
                                            ========== ===========  =========== ===========
Weighted average shares assuming dilution   6,551,176  6,787,328   6,558,886   6,803,422
                                            ========== =========== =========== ===========

See accompanying notes.

                              Matrix Bancorp, Inc.
 Condensed Consolidated Statements of Shareholders' Equity and Comprehensive
                                     Income
                             (Dollars in thousands)
                                   (Unaudited)


                                                                Accumulated
                     Common Stock    Additional                  Other         Total
                    ---------------- Paid In  Treasury Retained Comprehensive Shareholder Comprehensive
                    Shares   Amount  Capital  Shares   Earnings Income        Equity      Income
                    ------- -------  -------- -------  ------   ----------    ---------- -----------

Six Months Ended
June 30, 2001
--------------------

Balance at December
  31, 2000......   6,558,904  $   1  $  23,004 $(1,775) $ 41,974 $  819 $    64,023
Comprehensive
  income:
   Net income.............-       -        -       -       3,576       -      3,576     $ 3,576
   Unrealized losses on
   securities, net of
   reclassification
   adjustment (1)........ -       -        -       -      -         (818)       (818)      (818)
                                                                                      -----------
Comprehensive
  income..............                                                                $  2,758
                                                                                      ===========
Issuance of stock related to
  employee stock
  purchase plan
  and options........  . 500      -        4       -       -           -           4
Shares repurchased..(80,500)      -        -    (685)      -           -        (685)
                    -------- ------- -------- -------    ------  ----------  ----------
Balance at June    6,478,904  $  1 $ 23,008  $(2,460)   $ 45,550   $    1   $  66,100
  30, 2001.....      ======== ======= ======== =======    ======  ==========  ==========



Six Months Ended
June 30, 2000
--------------------
Balance at December
   31, 1999........ 6,759,241 $  1  $22,780   $   -     $ 37,716   $    -  $ 60,497
Comprehensive
  income:
   Net income.............-       -        -       -       1,883      -       1,883 $      1,883
   Unrealized gains on
    securities............-       -        -       -        -        345        345          345
                                                                                         -----------
Comprehensive
income.....................                                                              $ 2,228
                                                                                         ===========
Issuance of stock
  related to employee
  stock purchase
  plan and options........500      -       5       -      -            -           5
                    -------- -------  -------- ------   ------ ----------  ----------
Balance at June
  30, 2000......... 6,759,741 $  1  $22,785  $     -  $ 39,599    $  345     $62,730
                    ======== ======= ======== =======    ======  ==========  ==========


(1) Disclosure of reclassification
      amount Six Months Ended
      June 30, 2001
--------------------------
Unrealized holding loss
    arising during
    period.................                                                             $   (28)
Less: reclassification
    adjustment of
    gains included
    in net income..........                                                                (790)
                                                                                     -----------
Net unrealized loss on
    securities.............                                                             $  (818)
                                                                                      ===========


See accompanying notes.

                              Matrix Bancorp, Inc.
               Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)
                                                        Six Months Ended
                                                            June 30,
                                                        2001        2000
                                                      ----------  ----------
Operating activities
Net income.......................................... $  3,576    $  1,883
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation and amortization.....................    1,526       1,287
  Provision for loan and valuation losses...........    1,503       1,670
  Amortization of mortgage servicing rights.........    9,588       4,965
  Gain on sale of loans and mortgage-backed
   securities.......................................   (1,403)       (890)
  Gain on sale of mortgage servicing rights.........     (435)          -
  Gain on sale of premises and equipment............        -      (1,159)
  Loans originated for sale, net of loans sold...... (383,906)   (37,491)
  Loans purchased for sale..........................  (36,660)    (106,951)
  Proceeds from sale of loans purchased for sale....   68,657      81,243
  Proceeds from sale of mortgage-backed
   securities.......................................   63,331           -
  Mortgage servicing rights, net....................  (10,697)      2,716
  Deferred income taxes.............................        -         174
  (Increase) decrease in other receivables and
   other assets.....................................  (27,881)        556
  Increase in other liabilities and income taxes          463       5,134
   payable..........................................  ----------  ----------
Net cash used in operating activities...............  (312,338)   (46,863)
Investing activities
Loans originated and purchased for investment.......  (100,121)   (90,406)
Principal repayments on loans.......................  216,803     156,951
Redemption (purchase) of Federal Home Loan Bank of
  Dallas stock......................................    6,480      (1,071)
Purchases of premises and equipment.................  (12,929)     (1,102)
Acquisition of mortgage servicing rights............   (7,553)     (3,504)
Hedging of servicing portfolio, net.................        -        (286)
Proceeds from sale of premises and equipment........        -       3,664
Proceeds from sale of mortgage servicing rights.....      451         100
                                                      ----------  ----------
Net cash provided by investing activities...........  103,131      64,346
Financing activities
Net increase (decrease) in deposits.................  246,106     (52,515)
Net increase (decrease) in custodial escrow
  balances..........................................   55,394      (1,235)
(Decrease) increase in revolving lines and
  repurchase agreements, net........................  (83,041)     61,352
Payment of notes payable............................     (844)     (5,874)
Proceeds from notes payable.........................    1,786           -
Proceeds from issuance of trust preferred
  securities........................................   11,592            -
Payment of financing arrangements...................      (42)        (36)
Treasury shares repurchased.........................     (685)          -
Proceeds from issuance of common stock related
  to employee stock option plan.....................        4           5
                                                      ----------  ----------
Net cash provided by financing activities...........  230,270       1,697
                                                      ----------  ----------
Increase in cash and cash equivalents...............   21,063      19,180
Cash and cash equivalents at beginning of period....   53,170      26,609
                                                      ----------  ----------
Cash and cash equivalents at end of period..........  $74,233    $ 45,789
                                                      ==========  ==========
Supplemental disclosure of noncash activity
Payable for purchase of mortgage servicing rights... $ (6,492)   $ (1,495)
                                                      ==========  ==========
Drafts payable...................................... $ 38,566    $  2,340
                                                      ==========  ==========
Supplemental disclosure of cash flow information
Cash paid for interest expense...................... $ 33,748    $ 32,907

                                                      ==========  ==========
Cash paid for income taxes.......................... $  4,030    $  3,270
                                                      ==========  ==========

See accompanying notes.

                              Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Matrix Bancorp, Inc. (occasionally referred to in this document, on a consolidated basis, as "us," "we," the "Company" or similar terms) have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals, except for the change in accounting principle discussed below) necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

2. New Accounting Standards

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("Statement 140"), that replaces, in its entirety, FASB Statement No. 125. Statement 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Statement 140 is effective for transfers occurring after March 31, 2001, and the expanded disclosure requirements regarding securitizations and collateral were effective for fiscal years ended after December 15, 2000. The adoption of Statement 140 on April 1, 2001 had no material impact on net income.

In July 2001, the FASB issued Statement No. 141, Business Combinations ("Statement 141"), and Statement No. 142, Goodwill and Other Intangible Assets ("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocated to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately. Statement 142 is effective January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all

                              Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

2. New Accounting Standards (continued)

intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $1.0 million that will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $35,000 and $70,000 for the six months ended June 30, 2001 and for the year ended December 31, 2000, respectively. The Company believes that the immediate adoption of Statement 141 and the adoption of Statement 142 on January 1, 2002 will have no material impact on net income.

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

At January 1, 2001, the Company elected not to attempt to qualify for hedge accounting for its mortgage servicing rights due to the requirements in the standard that are necessary to achieve hedge accounting. The Company recorded a gain from the cumulative effect of the change in an accounting principle of $200,000 (net of tax of $105,000).

The Company hedges its mortgage loan pipeline with best effort and mandatory commitments. Effective January 1, 2001 and through June 30, 2001, the Company achieved hedge accounting for its best effort commitments. At January 1, 2001, the Company did not achieve hedge accounting for its mandatory commitments because we did not have sufficient documentation in accordance with Statement
133. Accordingly, on January 1, 2001, the Company recorded a loss from the cumulative effect of the change in an accounting principle of $560,000 (net of a tax benefit of $295,000). During the first quarter of 2001, the loans in the pipeline were delivered to investors and the previously recorded loss was reversed and recognized in earnings. However, the Company obtained sufficient documentation and did achieve hedge accounting for its mandatory commitments during the quarter ended June 30, 2001.

                              Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

3. Change in Accounting Principle - Accounting for Derivative Instruments and Hedging Activities (continued)

Through March 31, 2001, the Company hedged a segment of its servicing portfolio using exchange-traded futures and options. Following the close of the first quarter of 2001, the Company closed its derivative positions that hedged a portion of its mortgage servicing rights and elected not to hedge its mortgage servicing rights during the second quarter of 2001, nor does it anticipate doing so in the near term.

At June 30, 2001, the Company continued to hedge its mortgage loan pipeline with best effort and mandatory commitments. The hedges were highly effective in offsetting changes in the fair value of the mortgage loan pipeline. A loss of $9,000 was realized as a result of the amount by which the Company was under hedged in its mandatory commitments at the end of the quarter. The effect of recognizing the mortgage loan pipeline derivatives on the balance sheet of the Company was to increase assets and liabilities by $165,000 and $174,000, respectively.

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

4. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:

                                  Quarter Ended June      Six Months Ended June
                                          30,                      30,
                                  2001        2000         2001         2000
                                ----------  ----------   ----------  -----------
                                             (Dollars in thousands)
Numerator:
    Net income..................$     1,628 $      334 $      3,576 $      1,883
                                ==========  ==========   ==========  ===========

Denominator:
  Weighted average shares
    outstanding...................6,480,728  6,759,741    6,506,625    6,759,631
  Effect of dilutive
    securities:
    Common stock options..........   70,448     27,587       52,261       43,791
                                ----------  ----------   ----------  -----------
  Potential dilutive common
    shares......................     70,448     27,587       52,261       43,791
                                ----------  ----------   ----------  -----------
  Denominator for net
    income per share
    assuming dilution..........   6,551,176  6,787,328    6,558,886    6,803,422
                                 ==========  ==========   ==========  ==========

                              Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

5. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

                                        Six Months    Year Ended
                                        Ended June 30  December 31,
                                            2001        2000
                                        ------------  ------------
                                             (In thousands)
Balance at beginning of period, net.. $  71,529     $  63,479
Purchases............................     1,061        31,883
Originated, net.......................   10,697            16
Hedging gain..........................        -           (95)
Amortization..........................   (9,588)       (9,851)
Sales.................................   (1,755)      (13,903)
                                        ------------  ------------
Balance at end of period, net........ $  71,944     $  71,529
                                        ============  ============

The Company's servicing portfolio (excluding subserviced loans) was comprised of the following:

                                   June 30, 2001          December 31, 2000
                                ---------------------   -----------------------
                                           Principal                 Principal
                                Number      Balance      Number       Balance
                                of Loans    Outstanding  of Loans    Outstanding
                                --------   ----------   ----------   ----------
                                            (Dollars in thousands)
Freddie Mac..................... 14,499  $   726,785       16,476  $   836,054
Fannie Mae...................... 32,337    1,786,669       34,706    1,887,925
GNMA.............................23,375    1,419,112       20,930    1,106,939
VA, FHA, conventional and        19,256    1,600,486       20,292    1,687,045
other loans........................
                                --------   ----------   ----------   ----------
                                 89,467  $ 5,533,052       92,404  $ 5,517,963
                                ========   ==========   ==========   ==========

The Company's custodial escrow balances shown in the accompanying condensed consolidated balance sheets at June 30, 2001 and December 31, 2000 pertain to escrowed payments of taxes and insurance and principal and interest on loans serviced by the Company.

6. Deposits

Deposit account balances are summarized as follows:

                     June 30, 2001             December 31, 2000
                 ----------------------      -----------------------
                                Weighted                     Weighted
                                Average                      Average
                 Amount  Percent Rate        Amount  Percent  Rate
                 -------------- -------      ------- ------  -------
                               (Dollars in thousands)
Passbook
accounts........$ 3,293   0.39 %  3.41 %    $ 3,010   0.50 %   3.43 %
NOW accounts.....99,239  11.69    1.19       85,986  14.27     0.96
Money market
accounts........222,030  26.16    2.27      122,992  20.41     2.34
                -------- ------ -------     ------- ------  -------
                324,562  38.24    1.90      211,988  35.18     1.91
Certificate
accounts........524,213  61.76    6.26      390,681  64.82     6.23
                ------- ------ -------      ------- ------   -------
              $ 848,775 100.00 % 4.74 %   $ 602,669 100.00 %   4.70 %
                 ====== ======= =======     ======= ======  =======

                              Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

6. Deposits (continued)

At June 30, 2001 and December 31, 2000, brokered deposits accounted for approximately $316.2 million and $203.6 million, respectively, of the total certificate accounts shown above.

7. Guaranteed Preferred Beneficial Interests in Company's Junior Subordinated Debentures

On July 30, 1999, Matrix Bancorp Capital Trust I, a Delaware business trust formed by the Company, completed the sale of $27.5 million of 10% preferred securities, due September 30, 2029. The Company has the right to redeem the preferred securities, in whole or in part, on or after September 30, 2004, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

On March 28, 2001, Matrix Bancorp Capital Trust II, a statutory business trust created by the Company, completed the sale of $12.0 million of 10.18% preferred securities due June 8, 2031. The Company has the right to redeem the preferred securities on or after June 8, 2011, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

All of the common securities of Matrix Bancorp Capital Trusts I and II, which constitute the trusts' only outstanding voting equity securities, are owned by Matrix Bancorp, and accordingly, the trusts are both "100%-owned finance subsidiaries" of Matrix Bancorp under applicable SEC rules and regulations. Matrix Bancorp's ability to receive distributions with respect to the common securities is subordinate to the right of the holders of the preferred securities upon the occurrence of certain events of default. Matrix Bancorp has fully and unconditionally guaranteed, on a subordinated basis, the preferred securities issued by each trust.

8. Commitments and Contingencies

At June 30, 2001, the Company had $725.7 million in pipeline and funded loans offset with mandatory forward commitments of $444.8 million and best effort forward commitments of $162.3 million.

9. Relocation of Matrix Capital Bank's Domicile

During the second quarter of 2001, the Company announced a plan to relocate the domicile of its banking subsidiary, Matrix Capital Bank ("Matrix Bank") to Denver, Colorado from Las Cruces, New Mexico. Associated with this relocation, the Company recorded an $843,000 liability for severance and contract benefits to be paid to certain of Matrix Bank's employees, mainly consisting of back office, accounting and human resources personnel. The offsetting expense was charged to other general and administrative expense on the income statement for the quarter ended June 30, 2001. The total number of employees to be involuntarily terminated is 21. Additionally, the accrued liability includes the payout of the contract the Company had with Matrix Bank's prior president and chief executive officer.

Also associated with the planned relocation of Matrix Bank's domicile, Matrix Bank acquired a building in Denver, Colorado for approximately $11.5 million in June 2001. Subsequent to the acquisition, the Company received an offer from the City and County of Denver ("City") to purchase the building. If the Company does not accept the City's offer, the building may be subject to condemnation proceedings. The Company does not believe that the ultimate resolution of this matter will result in any material adverse effect on the Company's financial condition or results of operations. Regardless of the outcome of this situation, the Company anticipates that the relocation will be complete by December 31, 2001.

                              Matrix Bancorp, Inc.
             Notes to Condensed Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

10. Segment Information
                                                        Servicing
                             Traditional   Mortgage   Brokerage and    School
                             Banking       Banking      Consulting   Services
                            -----------  ------------  ------------  -----------
                                               (In thousands)
Quarter  ended  June  30,
2001:
Revenues   from  external
customers:
   Interest income...........$  17,556 $     10,552  $          -  $      1,697
   Noninterest income.........   1,725       13,651         1,230         1,534
Intersegment revenues.........   6,762        1,747           198             -
Segment income (loss).........   4,623          735           (87)          (66)

Quarter  ended  June  30,
2000:
Revenues   from  external
customers:
   Interest income............  21,533        1,225             -         1,048
   Noninterest income.........   3,267        5,173         2,163           665
Intersegment revenues.........     163        1,081           113             -
Segment income (loss).........   3,613         (520)          750        (1,279)

Six  months   ended  June
30, 2001:
Revenues   from  external
customers:
   Interest income............  38,213       15,416             -         3,243
   Noninterest income.........   3,857       25,482         2,162         2,873
Intersegment revenues.........  11,466        3,361           331             -
Segment income (loss).........  10,743        1,885          (520)         (398)

Six  months   ended  June
30, 2000:
Revenues   from  external
customers:
   Interest income............  42,490        1,927             -         1,929
   Noninterest income.........   6,492       10,703         3,464         1,509
Intersegment revenues.........     168        2,282           179             -
Segment income (loss).........   9,304         (616)          856        (1,934)



                                    Quarter Ended June 30,   Six Months Ended June 30,
                                    -----------------------  -----------------------
                                      2001         2000        2001         2000
                                    ----------   ----------  ----------  -----------
                                                    (In thousands)
Income:
Total income for reportable
segments......................... $     5,205 $      2,564 $    11,710 $      7,610
Other loss.......................      (2,681)      (2,163)     (5,714)      (4,690)
Adjustment of intersegment loss
in consolidation.................          28           84          11          78
                                    ----------   ----------  ----------  -----------
Income before income taxes........$     2,552 $        485 $     6,007 $      2,998
                                    ==========   ==========  ==========  ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, mortgage banking, trust and clearing activities and other fee-based services and lending activities. Our traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. Our mortgage banking activities consist of purchasing and selling residential mortgage loans and residential mortgage servicing rights; offering brokerage, consulting and analytical services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; originating residential mortgages; and providing real estate management and disposition services. Our trust and clearing activities focus primarily on the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts, as well as offering specialized custody and clearing services to banks, trust companies, _ broker-dealers, third party administrators and investment professionals. Our other fee-based services and lending activities include providing outsourced business services, such as budgeting, governmental reporting, accounts payable, payroll, facility and safety management and comprehensive insurance programs to charter schools. Our primary operating subsidiaries are: Matrix Capital Bank; Matrix Financial Services Corporation; Sterling Trust Company; Matrix Capital Markets, Inc.; Matrix Asset Management Corporation; ABS School Services, L.L.C.; and First Matrix Investment Services Corporation. Additionally, the Company owns a 45% equity stake in Matrix Settlement and Clearance Services, L.L.C.

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

Forward-Looking Information

Certain statements contained in this quarterly report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "predict," "believe," "plan," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology are forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995,   and   involve a number of risks and
uncertainties. The actual results of future events described in such forward-looking statements in this quarterly report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: third party claims or actions in relation to the ongoing or future bankruptcies of the Company's customers; interest rate fluctuations; level of delinquencies; defaults and prepayments; general economic conditions; competition; government regulation; possible future litigation; the actions or inactions of third parties, including those that are parties to existing bankruptcies of the Company's customers or litigation
related thereto;   unanticipated developments in connection with the
bankruptcy actions or litigation described herein or in our other periodic filings with the Securities and Exchange Commission, including judicial variation from existing legal precedent and the decision by one or more parties
to appeal decisions rendered;   the risks and uncertainties discussed
elsewhere in this quarterly report and in our current report on Form 8-K, filed with the Securities and Exchange Commission on

March 14, 2001; and the uncertainties set forth from time to time in our periodic reports, filings and other public statements.

Comparison of Results of Operations for the Quarters Ended June 30, 2001 and
2000

Net Income; Return on Average Equity. Net income, including unusual charges, increased $1.3 million to $1.6 million, or $0.25 per diluted share, for the quarter ended June 30, 2001 as compared to $334,000, or $0.05 per diluted share, for the quarter ended June 30, 2000. Return on average equity increased to 10.0% for the quarter ended June 30, 2001 as compared to 2.1% for the quarter ended June 30, 2000. Excluding unusual charges, net income was a consistent $2.2 million for the quarters ended June 30, 2001 and 2000, however, net income per share and return on average equity were $0.34 per diluted share and 13.6%, respectively, for the quarter ended June 30, 2001 and were $0.33 and 14.3% for the quarter ended June 30, 2000.

Unusual charges in 2001 consisted of $984,000, or $0.09 per share, for a previously disclosed accrual of $843,000 and $141,000 of current quarter expenses relating to the planned relocation of Matrix Bank's domicile. Unusual charges in 2000 of $0.28 per share consisted of, among other items, expenses, losses and reserves established in connection with the settlement of our involvement in the previously disclosed bankruptcy proceedings of Harbor Financial Mortgage Corp. and its affiliated entities (collectively, "Harbor") and amounts recorded for estimated losses on loans we acquired under a previously existing purchase/repurchase facility.

Net Interest Income. Net interest income before provision for loan and valuation losses increased $3.9 million, or 54.0%, to $11.1 million for the quarter ended June 30, 2001 as compared to $7.2 million for the quarter ended June 30, 2000. Our net interest margin increased 39 basis points to 2.87% for the quarter ended June 30, 2001 from 2.48% for the quarter ended June 30, 2000 and interest rate spread increased to 2.27% for the quarter ended June 30, 2001 from 2.10% for the quarter ended June 30, 2000. The increase in net interest income before provision for loan and valuation losses was due to a 33.1% increase in our average interest-earning assets between the two comparable quarters, which exceeded the 26.1% increase in our total interest-bearing liabilities. The majority of the increase in interest-earning assets can be attributed to increased loan origination volume at Matrix Financial. The 51 basis point decrease in the yield on our interest-earning assets was more than offset by a 68 basis point decrease in the cost of our interest-bearing liabilities. The decrease in yield was driven by a decrease in the yield earned on our average loan portfolio to 7.83% for the quarter ended June 30, 2001 as compared to 8.21% for the quarter ended June 30, 2000. The decrease in the cost of interest-bearing liabilities was driven by decreases in short-term interest rates, which have significantly affected the rates paid by Matrix Bank for Federal Home Loan Bank borrowings and the rates paid by Matrix Financial for its warehouse debt, which fluctuate with the federal funds rate and LIBOR, respectively. Additionally, an $81.7 million increase in our average noninterest-bearing demand deposits, which includes the custodial balances, to $211.0 million for the quarter ended June 30, 2001 from $129.3 million for the quarter ended June 30, 2000, contributed to the increase in our net interest margin.

For a tabular presentation of the changes in net interest income due to changes
in the volume of interest-earning   assets and interest-bearing liabilities,
as well as changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses.   The provision for loan and
valuation losses decreased $459,000 to $526,000 for the quarter ended June 30, 2001 as compared to $985,000 for the quarter ended June 30, 2000. The decrease in the provision was mainly due to stronger loan performance at ABS during the second quarter of 2001. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "--Asset Quality--Nonperforming Assets."

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees increased $2.1 million, or 34.8%, to $8.0 million for the quarter ended June 30, 2001 as compared to $5.9 million for the quarter ended June 30, 2000. Included in the current quarter loan administration income was approximately $1.2 million of gain from the purchase and subsequent resale of FHA and VA loans from our mortgage servicing rights portfolio. Loan administration fees are also affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio had an average balance of $5.6 billion for the quarter ended June 30, 2001 and an average balance of $5.4 billion for the quarter ended June 30, 2000. There was an increase in the actual service fee rate (including all ancillary income) to 0.48% for the second quarter of 2001 as compared to 0.44% for the second quarter of 2000.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage servicing rights. Brokerage fees decreased $280,000, or 22.7%, to $954,000 for the quarter ended June 30, 2001 as compared to $1.2 million for the quarter ended June 30, 2000. The decrease in brokerage fees was due to a decrease in mortgage servicing rights brokered which, in terms of aggregate unpaid principal balances on the underlying loans, decreased to $3.9 billion for the quarter ended June 30, 2001 from $6.5 billion for the quarter ended June 30, 2000. Generally, the decrease in mortgage servicing rights brokered was a result of overall market conditions, which saw fewer servicing trades in 2001 as compared to the prior year, as opposed to a reduction in the Company's market share. Brokerage fees vary from quarter to quarter as the timing of servicing sales is dependent upon, among other things, prevailing market conditions, and a seller's need to recognize a sale or to receive cash flows.

Trust Services. Trust service fees were consistent between the comparable quarters with a $21,000 decrease for the current quarter as compared to the same quarter of the prior year. Trust accounts under administration at Sterling Trust increased to 40,321 at June 30, 2001 from 38,056 at June 30, 2000 and total assets under administration increased to almost $5.7 billion at June 30, 2001 from approximately $3.4 billion at June 30, 2000. Most of the growth in accounts and assets under administration occurred in third party administrator accounts, for which Sterling Trust earns fee revenue based on the volume of distributions processed. As a result, the fees for third party administrator business are generally lower than other types of accounts that are charged on an account fee basis. Additionally, Sterling Trust's self-directed business has declined.

Real Estate Disposition Services. Real estate disposition services represents fees earned by Matrix Asset Management for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions. Real estate disposition services income decreased $316,000, or 32.9%, to $645,000 for the quarter ended June 30, 2001 as compared to $961,000 for the quarter ended June 30, 2000. During the first two quarters of 2001, Matrix Asset Management has focused its efforts on system enhancements rather than marketing its services. As a result, it has experienced a decrease in fee revenue. The enhancements are substantially complete and marketing efforts have resumed.

Gain on Sale of Loans and Mortgage-Backed Securities. Gain on sale of loans and mortgage-backed securities increased $121,000 to $147,000 for the quarter ended June 30, 2001 as compared to $26,000 for the quarter ended June 30, 2000. Gain on sale of loans can fluctuate significantly from quarter to quarter and year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell.

Gain on Sale of Mortgage Servicing Rights. Gain on sale of mortgage servicing rights was $435,000 for the quarter ended June 30, 2001 from the sale of
approximately $172 million of aggregate   outstanding principle balances of
mortgage loans underlying such mortgage servicing rights. We did not sell any mortgage servicing rights during the quarter ended June 30, 2000. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter and year to year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, we expect to at times pursue opportunistic sales of mortgage servicing rights. The current sale was undertaken to take advantage of aggressive pricing in the marketplace.

Loan Origination. Loan origination income includes all mortgage loans fees, secondary marketing activity on new and sold loan originations (including servicing released premiums), net of origination costs. Loan origination income increased $5.5 million to $7.4 million for the quarter ended June 30, 2001 as compared to $1.9 million for the quarter ended June 30, 2000. The increase in loan origination income resulted primarily from an increase in wholesale residential mortgage loan production to $928.2 million for the quarter ended June 30, 2001 as compared to $96.9 million for the quarter ended June 30, 2000. Additionally, included in loan origination income for the quarters ended June 30, 2001 and 2000 was $667,000 and $651,000, respectively, from selling guaranteed portions of our originated Small Business Administration loans.

School Services. School services income represents fees earned by ABS for outsourced business and consulting services provided primarily to charter schools. School services income increased $747,000, or 114.4%, to $1.4 million for the quarter ended June 30, 2001 as compared to $653,000 for the quarter ended June 30, 2000. This increase was primarily due to an increase in the fee structure instituted by ABS for the 2000-2001 school year.

Other Income. Other income decreased $1.0 million, or 36.0%, to $1.8 million for the quarter ended June 30, 2001 as compared to $2.8 million for the quarter ended June 30, 2000. The decrease in other income was primarily due to an $824,000 gain on the sale of a Company-owned building that was recognized during the second quarter of 2000, as well as current quarter decreases in whole loan brokerage income from Matrix Capital Markets and consulting income from United Capital Markets, a former subsidiary of the Company that was sold in August 2000.

Noninterest Expense. Noninterest expense increased $9.5 million, or 46.6%, to $30.0 million for the quarter ended June 30, 2001 as compared to $20.5 million for the quarter ended June 30, 2000. This increase was predominantly due to increases in compensation and employee benefits expense, amortization of mortgage servicing rights and other general and administrative expense, excluding the previously mentioned unusual expenses that were recorded during the quarters ended June 30, 2001 and 2000. The following table details the major components of noninterest expense for the periods indicated:

                                                         Quarter Ended
                                                             June 30,
                                                      --------------------
                                                         2001      2000
                                                      --------------------
                                                        (In thousands)

   Compensation and employee benefits.................$ 12,784  $  8,106
   Amortization of mortgage servicing
    rights............................................   6,167     2,521
   Occupancy and equipment............................   1,634     1,159
   Postage and communication..........................   1,067       650
   Professional fees..................................     837     1,249
   Data processing....................................     668       576
   Other general and administrative...................   6,849     6,201
                                                       ---------  --------
      Total...........................................$ 30,006  $ 20,462
                                                       =========  ========

Compensation and employee benefits expense increased $4.7 million, or 57.7%, to $12.8 million for the quarter ended June 30, 2001 as compared to $8.1 million for the quarter ended June 30, 2000. This increase was primarily the result of growth and expansion at Matrix Financial through the opening of additional branches and hiring of additional personnel at existing branches to handle increased loan origination volumes. Matrix Financial's compensation and employee benefits expense accounted for $4.3 million of the overall increase and $3.9 million of that amount was directly related to the growth and expansion of its loan origination departments. The Company experienced an increase of 258 employees to 870 employees at June 30, 2001 as compared to 612 employees at June 30, 2000.

Amortization of mortgage servicing rights increased $3.6 million, or 144.6%, to $6.2 million for the quarter ended June 30, 2001 as compared to $2.5 million for the quarter ended June 30, 2000. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the lower interest rates prevalent in the market, prepayment speeds on our servicing portfolio have increased to an average of 24.6% for the quarter ended June 30, 2001 as compared to 12.7% for the quarter ended June 30, 2000.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other general and administrative expenses and excludes unusual expenses, increased $3.5 million, or 53.4%, to $10.2 million for the quarter ended June 30, 2001 as compared to $6.7 million for the quarter ended June 30, 2000. Approximately $1.7 million of the increase was attributable to increased production and servicing expenses at Matrix Financial and approximately $526,000 was due to subaccounting fees paid by Matrix Bank to third parties to administer deposits on behalf of those third parties. The remainder of the increase was due to general growth and expansion within the Company, primarily at Matrix Financial.

Provision for Income Taxes. Our provision for income taxes increased by $773,000 to $924,000 for the quarter ended June 30, 2001 as compared to $151,000 for the quarter ended June 30, 2000. Our effective tax rate was 36.2% for the quarter ended June 30, 2001 as compared to 31.1% for the quarter ended June 30, 2000. The Company receives a tax benefit related to our origination of tax exempt financing. Although this tax benefit was comparable between the two quarters, the tax benefit had more of an impact on the effective tax rate in the second quarter of 2000 as a result of the lower net income in that quarter.

Comparison of Results of Operations for the Six Months Ended June 30, 2001
and
2000

Net Income; Return on Average Equity. Net income increased $1.7 million, or 89.9%, to $3.6 million, or $0.55 per diluted share, for the six months ended June 30, 2001 as compared to $1.9 million, or $0.28 per diluted share, for the six months ended June 30, 2000. Returns on average equity were 11.1% and 6.1% for the six months ended June 30, 2001 and 2000, respectively. The results for both periods include the unusual charges identified in "--Comparison of Results of Operations for the Quarters Ended June 30, 2001 and 2000--Net Income; Return on Average Equity."

Net Interest Income. Net interest income before provision for loan and valuation losses increased $5.9 million, or 42.0%, to $19.8 million for the six months ended June 30, 2001 as compared to $13.9 million for the six months ended June 30, 2000. Our net interest margin increased to 2.72% for the six months ended June 30, 2001 as compared to 2.40% for the six months ended June 30, 2000. Additionally, our interest rate spread increased to 2.20% for the six months ended June 30, 2001 from 2.06% for the six months ended June 30, 2000. The increases in net interest income before provision for loan and valuation losses, net interest margin and interest rate spread for the six months ended June 30, 2001 were attributable to the following: a 24.9% increase in our average interest-earning assets combined with a drop in the cost of our interest-bearing liabilities to 5.63% for the six months ended June 30, 2001 from 5.93% for the six months ended June 30, 2000, or 30 basis points, as well as a $59.5 million increase in our average noninterest-bearing demand deposits, which includes the custodial balances. The above items were offset by a decrease in the yield on our interest-earning assets to 7.83% for the six months ended June 30, 2001 from 7.99% for the six months ended June 30, 2000 and a 20.3% increase in our average interest-bearing liabilities. For additional discussion concerning increases in our average interest-earning assets and decreases in our cost of interest-bearing liabilities, see "--Comparison of Results of Operations for the Quarters Ended June 30, 2001 and 2000--Net Interest Income."

For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. Provision for loan and valuation losses decreased $167,000 to $1.5 million for the six months ended June 30, 2001 as compared to $1.7 million for the six months ended June 30, 2000. This decrease was primarily attributable to a smaller loan loss provision recorded at ABS offset by a higher loan loss provision recorded at Matrix Bank.

Loan Administration. Loan administration fees increased $3.3 million, or 26.5%, to $15.5 million for the six months ended June 30, 2001 as compared to $12.2 million for the six months ended June 30, 2000. Included in the current year loan administration income was approximately $1.2 million of gain from the purchase and subsequent resale of FHA and VA loans from our mortgage servicing rights portfolio. Loan administration fees are also affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage servicing portfolio increased to an average balance of $5.6 billion for the six months ended June 30, 2001 as compared to an average balance of $5.4 billion for the six months ended June 30, 2000. Additionally, there was an increase in the actual service fee rate (including all ancillary income) to 0.50% for the six months ended June 30, 2001 as compared to 0.42% for the six months ended June 30, 2000. The current year actual service fee rate excludes the $1.2 million gain mentioned in "--Comparison of Results of Operations for the Quarters Ended June 30, 2001 and 2000--Loan Administration," as well as a $390,000 gain from the transition adjustment recorded by the Company as a cumulative effect of a change in accounting principle and $275,000 of subservicing income from a portfolio sold in 2000 that was not transferred until 2001.

Brokerage Fees. Brokerage fees decreased $245,000, or 11.7%, to $1.9 million for the six months ended June 30, 2001 as compared to $2.1 million for the six months ended June 30, 2000. The decrease in brokerage fees was the result of a decrease in mortgage servicing rights brokered which, in terms of aggregate unpaid principal balances on the underlying loans, decreased to $11.8 billion during the six months ended June 30, 2001 from $13.8 billion for the six months ended June 30, 2000.

Trust Services. Trust service fees were consistent between the two comparable six-month periods with a $47,000 increase for the six months ended June 30, 2001.

Real Estate Disposition Services. Real estate disposition services income decreased $794,000, or 38.8%, to $1.3 million for the six months ended June 30, 2001 as compared to $2.0 million for the six months ended June 30, 2000. Please see additional discussion regarding system enhancements and their effect on
current year real estate disposition   services income under "--Comparison of
Results of Operations for the Quarters Ended June 30, 2001 and 2000--Real Estate Disposition Services."

Gain on Sale of Loans and Mortgage-Backed Securities. Gain on sale of loans and mortgage-backed securities increased $513,000 to $1.4 million for the six months ended June 30, 2001 as compared to $890,000 for the six months ended June 30, 2000. Gain on the sale of loans can fluctuate significantly from quarter to quarter and from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell.

Gain on Sale of Mortgage Servicing Rights. Gain on sale of mortgage servicing rights was $435,000 for the six months ended June 30, 2001. We did not sell any mortgage servicing rights during the six months ended June 30, 2000. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter and year to year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, we expect to at times pursue opportunistic sales of mortgage servicing rights. The current sale was undertaken to take advantage of aggressive pricing in the marketplace.

Loan Origination. Loan origination income increased $9.5 million to $12.6 million for the six months ended June 30, 2001 as compared to $3.1 million for the six months ended June 30, 2000. The increase resulted primarily from an increase in wholesale production to $1.6 billion for the six months ended June 30, 2001 as compared to $170.7 million for the six months ended June 30, 2000. Additionally, included in loan origination income for the six months ended June 30, 2001 and 2000 was $600,000 and $651,000, respectively, from selling guaranteed portions of our originated Small Business Administration loans.

School Services. School services income increased $992,000, or 66.3%, to $2.5 million for the six months ended June 30, 2001 as compared to $1.5 million for the six months ended June 30, 2000. This increase was primarily due to an increase in the fee structure instituted by ABS for the 2000-2001 school year, as well as the addition of new schools.

Other Income. Other income decreased $1.6 million, or 39.2%, to $2.6 million for the six months ended June 30, 2001 as compared to $4.2 million for the six months ended June 30, 2000. The decrease in other income for the six month period ended June 30, 2001 was primarily driven by a $1.2 million gain from the sale of some equipment and a Company-owned building in the six months ended June 30, 2000, as well as current year decreases in whole loan brokerage income from Matrix Capital Markets and consulting income from United Capital Markets, a former subsidiary of the Company that was sold in August 2000.

Noninterest Expense. Noninterest expense increased $15.0 million, or 39.9%, to $52.8 million for the six months ended June 30, 2001 as compared to $37.8 million for the six months ended June 30, 2000. This increase was predominantly due to increases in compensation and employee benefits expense, amortization of mortgage servicing rights and other general and administrative expense, excluding the previously mentioned unusual expenses that were recorded during the quarters ended June 30, 2001 and 2000. The following table details the major components of noninterest expense for the periods indicated:

                                                       Six Months Ended
                                                           June 30,
                                                      --------------------
                                                         2001      2000
                                                      --------------------
                                                        (In thousands)

   Compensation and employee benefits.................$ 23,771  $ 16,084
   Amortization of mortgage servicing
    rights............................................   9,588     4,965
   Occupancy and equipment............................   3,183     2,237
   Postage and communication..........................   1,982     1,363
   Professional fees..................................   1,387     2,583
   Data processing....................................   1,340     1,129
   Other general and administrative...................  11,563     9,398
                                                       ---------  --------
      Total...........................................$ 52,814  $ 37,759
                                                       =========  ========

Compensation and employee benefits increased $7.7 million, or 47.8%, to $23.8 million for the six months ended June 30, 2001 as compared to $16.1 million for the six months ended June 30, 2000. Matrix Financial's increased personnel costs, discussed in "--Comparison of Results of Operations for the Quarters Ended June 30, 2001 and 2000--Noninterest Expense," were responsible for over $6.8 million of the overall increase and the growth and expansion of its loan origination departments was directly responsible for over $5.9 million of that increase. The remainder was the result of growth at several of the Company's other subsidiaries.

Amortization of mortgage servicing rights increased $4.6 million, or 93.1%, to $9.6 million for the six months ended June 30, 2001 as compared to $5.0 million for the six months ended June 30, 2000. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the lower interest rates prevalent in the market, prepayment speeds on our servicing portfolio have increased to an average of 20.9% for the six months ended June 30, 2001 as compared to 11.6% for the six months ended June 30, 2000.

The remainder of noninterest expense, which includes occupancy and equipment
expense, postage and communication   expense,   professional   fees, data
processing costs and other general and administrative expenses, and excludes unusual expenses, increased $5.1 million, or 37.5%, to $18.6 million for the six months ended June 30, 2001 as compared to $13.5 million for the six months ended June 30, 2000. Approximately $2.5 million of the increase was attributable to
increased   production and servicing expenses at Matrix Financial and
approximately $724,000 was due to subaccounting fees paid by Matrix Bank to third parties to administer deposits on behalf of those third parties. The remainder was due to general growth and expansion within the Company, primarily at Matrix Financial.

Provision for Income Taxes. The provision for income taxes increased by $956,000 to $2.1 million for the six months ended June 30, 2001 as compared to $1.1 million for the six months ended June 30, 2000. Our effective tax rate was 34.5% for the six months ended June 30, 2001 as compared to 37.2% for the six months ended June 30, 2000.


Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Average interest rate information for the quarters and six months ended June 30, 2001 and 2000 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.



                                        Quarter Ended                                        Six Months Ended
                                           June 30,                                              June 30,
                      ---------------------------------------------------   ----------------------------------------------------
                               2001                       2000                       2001                        2000
                      ------------------------   ------------------------   -----------------------    -------------------------
                      Average           Average  Average           Average  Average           Average  Average           Average
                      Balance  Interest Rate     Balance  Interest Rate     Balance  Interest Rate     Balance  Interest Rate
                      --------  ------- ------   -------- -------  ------   -------- -------  -----    -------  -------  -----
Assets                                                         (Dollars in thousands)

Interest-earning
assets:
  Loans, net.........$1,496,029 $ 29,281  7.83 % $1,088,121 $22,326   8.21 % $1,365,355 $54,489  7.98 % $  1,096,071 $ 44,067  8.04%
  Mortgage-backed
   securities.........    1,632       28  6.86       26,814     482   7.19       31,227   1,215  7.78         18,001      645  7.17
  Interest-earning
   deposits...........   30,025      253  3.37       28,228     380   5.38       31,653     614  3.88         27,399      699  5.10
  Federal Home Loan
   Bank stock.........   24,181      264  4.37       23,012     729  12.67       25,990     649  4.99         22,715    1,071  9.43
                      --------  ------- ------     -------- ------- ------     --------   -----  -----       -------  -------  -----
  Total interest-
   earning assets.... 1,551,867   29,826  7.69    1,166,175  23,917   8.20    1,454,225  56,967  7.83      1,164,186   46,482  7.99

Noninterest-earning
assets:
  Cash.................  24,500                      15,272                     21,552                      14,443
  Allowance for loan
   and valuation
    losses.............  (8,995)                     (6,923)                    (8,771)                      (6,686)
  Premises and
    equipment.........   15,812                      10,802                     14,574                       10,865
  Other assets........  130,802                     116,521                    137,197                      118,141
                      --------                     --------                   ----------                    -------
  Total noninterest-
   earning assets...    162,119                     135,672                     164,552                     136,763
                      --------                     --------                   --------                     -------
    Total assets.....$1,713,986                 $ 1,301,847                 $ 1,618,777                 $ 1,300,949
                       ========                    ========                   ========                     =======

Liabilities & Shareholders'
Equity
Interest-bearing
liabilities:
  Passbook accounts.....$ 3,259       28  3.44   $   2,925      25   3.42     $  3,128     53  3.39      $   2,884       49  3.40
  Money market and
   NOW accounts.........241,283    1,416  2.35     151,706     882   2.33      209,029  2,494  2.39        156,496    1,824  2.33
  Certificates of
  deposit.............. 545,398    8,320  6.10     387,955   5,903   6.09      502,129 15,708  6.26        388,278   11,593  5.97
  Federal Home Loan
    Bank borrowings...  360,168    4,529  5.03     389,083   6,000   6.17      411,230 11,203  5.45        396,235   11,866  5.99
  Borrowed money......  229,486    4,400  7.67     162,412   3,880   9.56      193,983  7,713  7.95        152,589    7,205  9.44
  Total interest-       --------  ------- ------   -------- -------  ------     -------- ------- ----      -------  ------- -----
   bearing
liabilities.......... 1,379,594   18,693  5.42   1,094,081  16,690   6.10    1,319,499 37,171  5.63        1,096,482 32,537  5.93
                       --------  ------- ------   -------- -------  ------   -------- -------  -----        -------  -------  -----

Noninterest-bearing
liabilities:
  Demand deposits (including)
   custodial escrow
   balances)........    210,974                    129,292                     185,828                    126,367
  Other liabilities...   58,316                     15,937                      48,794                     16,352
                       --------                   --------                   --------                   -------
    Total
noninterest-bearing
liabilities           269,290                    145,229                     234,622                    142,719
Shareholders' equity...65,102                     62,537                      64,656                     61,748
                      --------                   --------                   --------                   -------
Total liabilities
and shareholders'
  equity............$1,713,986               $ 1,301,847                 $ 1,618,777                $ 1,300,949
                     ========                  ========                    ========                    =======
Net interest income before
 provision for loan and
 valuation losses.....         $  11,133                   $ 7,227                   $ 19,796                   $ 13,945
                                 =======                   =======                    =======                    =======

Interest rate spread.......               2.27 %                     2.10 %                    2.20 %                     2.06 %
                                        ======                      ======                     =====                      =====

Net interest margin........               2.87 %                     2.48 %                    2.72 %                     2.40 %
                                         ======                     ======                     =====                      =====

Ratio of average interest-earning
 assets to average interest-
 bearing liabilities........            112.49%                    106.59%                    110.21%                     106.17%
                                        ======                     ======                     =====                      =====

Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

o changes in volume, in other words, changes in volume multiplied by prior period rate; and

o changes in rate, in other words, changes in rate multiplied by prior period volume.

For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                  Quarter Ended                Six Months Ended
                                    June 30,                       June 30,
                                  2001 vs. 2000                 2001 vs. 2000
                           ----------------------------  -----------------------------
                                      Increase (Decrease) Due to Change in
                           -----------------------------------------------------------
                           Volume     Rate      Total     Volume     Rate      Total
                           --------  --------  --------  --------- ---------  --------
                                                 (In thousands)
Interest-earning assets:
  Loans, net.............$   8,023 $  (1,068)$.  6,955 $  10,758   $  (336) $  10,422
  Mortgage-backed
    securities..........      (433)      (21)     (454)      511        59        570
  Interest-earning
    deposits............        23      (150)     (127)       98      (183)       (85)
  FHLB stock............        35      (500)     (465)       19      (441)      (422)
                           --------  --------  --------  --------- ---------  --------
 Total interest-
  earning assets.......      7,648    (1,739)    5,909    11,386      (901)    10,485

Interest-bearing
liabilities:
  Passbook accounts.....         3         -         3         4         -          4
  Money market and NOW
   accounts.............       525         9       534       623        47        670
  Certificates of
   deposit..............     2,404        13     2,417     3,533       582      4,115
  FHLB borrowings.......      (422)   (1,049)   (1,471)      436    (1,099)      (663)
  Borrowed money........     1,388      (868)      520     1,761    (1,253)       508
                           --------  --------  --------  --------- ---------  --------
  Total interest-
   bearing liabilities       3,898    (1,895)    2,003     6,357    (1,723)     4,634
                           --------  --------  --------  --------- ---------  --------
Change in net interest
 income before provision
 for loan and
 valuation losses......  $   3,750 $     156 $   3,906 $   5,029   $   822  $   5,851
                           ========  ========  ========  ========= =========  ========

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

                                         June 30,           December 31,     June 30,
                                           2001               2000            2000
                                         ---------      ------------      -----------
                                                   (Dollars in thousands)

Nonaccrual residential mortgage loans  $   21,113     $      22,592     $     18,257
Nonaccrual  commercial  real  estate,
  commercial    loans   and    school
  financing.........................       13,094             5,792            4,072
Nonaccrual consumer loans...........          147               132              131
                                         ---------      ------------      -----------
  Total nonperforming loans.........       34,354            28,516           22,460
Foreclosed real estate..............        3,343             2,646            2,315
                                         ---------      ------------      -----------
  Total nonperforming assets........   $   37,697     $      31,162     $     24,775
                                         =========      ============      ===========

                                        June 30,           December 31,     June 30,
                                           2001               2000            2000
                                         ---------      ------------      -----------
Total  nonperforming  loans  to total
  loans.............................         2.46 %            2.54 %           2.08 %
                                         =========      ============      ===========
Total  nonperforming  assets to total
  assets............................         2.24 %            2.20 %           1.91 %
                                         =========      ============      ===========
Ratio  of  allowance   for  loan  and
  valuation     losses    to    total
  nonperforming loans...............        26.61 %           30.09 %          33.30 %
                                         =========      ============      ===========

We accrue interest on government-sponsored loans such as Federal Housing Administration insured and Veteran's Administration guaranteed loans which are past due 90 or more days, as the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $82.3 million, $101.1 million and $127.4 million at June 30, 2001, December 31, 2000 and June 30, 2000, respectively. Nonaccrual mortgage loans as a percentage of total loans were 1.2% at June 30, 2001, 2.1% at December 31, 2000 and 1.7% at June 30, 2000.

A significant amount of the nonaccrual residential loans pertain to several portfolios which we acquired from Harbor. The first is a sub-prime residential portfolio that we acquired on a scheduled interest and scheduled principal remittance with full recourse to Harbor. In October 1999, however, Harbor declared bankruptcy and the servicing was transferred to us. The total principal balance of the sub-prime portfolio was $10.2 million at June 30, 2001, and approximately $2.5 million was 90 or more days delinquent at that time. The second portfolio consists of $9.9 million in loans at June 30, 2001, of which $3.7 million in loans were 90 days or more delinquent at that time. Recorded against the $9.9 million of loans, we have $2.5 million of discounts.

The increase in nonaccrual commercial real estate, commercial loans and school financing at June 30, 2001 is primarily related to the acquisition of a $22.9 million loan portfolio which was originated by the third party seller under Small Business Administration standards. The delinquencies pertain to both guaranteed and unguaranteed portions of the SBA 7(a) loans. Pertaining to the increase in nonaccrual loans in this category, approximately $5.1 million of the delinquencies related to the portions guaranteed by the federal government. In addition, approximately $3.0 million of originated commercial and SBA loans that became nonaccrual loans during the second quarter of 2001 are secured by real estate.

At June 30, 2001, $14.8 million, or 43.0%, of the nonaccrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale." Total loans and mortgage-backed securities held for sale at June 30, 2001 were $1.2 billion, of which $24.3 million, or 2.3%, were nonaccrual loans.

The percentage of the allowance for loan losses to nonaccrual loans varies widely due to the nature of our portfolio of loans. The potential loss exposure on our nonperforming, homogeneous residential loan portfolio is generally determined based on prior loss history for comparable loans. Our nonperforming, nonhomogeneous loans are individually reviewed for potential impairment to determine the potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "--Comparison of Results of Operations for the Quarters Ended June 30, 2001 and 2000."

Liquidity and Capital Resources

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The trend of net cash used by our operating activities for the six months ended June 30, 2001 results primarily from growth at Matrix Financial resulting from the increase in loan origination volume. We do not anticipate the trend to continue for the foreseeable future. We expect that the net loans originated (loans originated less loans sold) at Matrix Financial in the foreseeable future will actually decrease as the loan sales catch up to the loan originations.

The Company has a bank stock loan agreement, which consists of two components, a $10.0 million term loan and a revolving line of credit of $10.0 million. As of June 30, 2001, the balance of the term loan was $9.6 million and the balance of the revolving line of credit was $0.

During the first quarter, the Company raised $12.0 million of proceeds through the issuance of trust preferred securities. The net proceeds to the Company were $11.6 million at an interest rate of 10.18%. Following current quarter end, in July 2001, the Company raised an additional $15.0 million of proceeds through the issuance of trust preferred securities. The net proceeds to the Company were $14.5 million at an interest rate of 10.25%. The proceeds from both trust preferred issuances will be used for general corporate purposes, including any capital needs or requirements of our individual subsidiaries.

Matrix Bank's future growth is expected to be achieved through retail deposit growth, brokered deposits, borrowings from the Federal Home Loan Bank, custodial deposits from affiliates and deposits directed to Matrix Bank by third party institutions. Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the Federal Home Loan Bank as its primary source for borrowings. At June 30, 2001, Matrix Bank had overnight and term borrowings from the Federal Home Loan Bank of $338.4 million. Matrix Bank also utilizes brokered deposits as a source of liquidity. The balance of brokered deposits at June 30, 2001 was $316.2 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur.

Matrix Bank, a well capitalized institution, had a leverage capital ratio of 6.1% at June 30, 2001. This exceeded the well capitalized leverage capital requirement of 5.0% of adjusted assets by $17.3 million. Matrix Bank's risk-based capital ratio was 10.5% at June 30, 2001, which currently exceeds the well capitalized risk-based capital requirement of 10.0% of risk-weighted assets by $5.2 million.

Additionally, in June 2001, Matrix Bank paid approximately $11.5 million for a building in Denver, Colorado, related to the relocation of it's domicile. Subsequent to the acquisition, the Company received an offer from the City and County of Denver to purchase the building. If the Company does not accept the City's offer, the building may be subject to condemnation proceedings. The Company does not believe that the ultimate resolution of this matter will result in any material adverse effect on the Company's financial condition or results of operations.

Matrix Financial's principal source of funding for its loan origination business consists of a warehouse line of credit provided to Matrix Financial by Matrix Bank. Additionally, we have a warehouse line of credit provided to Matrix Financial by an unaffiliated financial institution. As of June 30, 2001, Matrix Financial had a $125.0 million warehouse line of credit facility provided by an unaffiliated financial institution. As of June 30, 2001, $37.9 million was available to be utilized. Additionally, we have a financing line provided to ABS by third party institutions.

Our principal source of funding for school financing are internal capital, a line of credit facility and a partnership trust with an unaffiliated financial institution. Amounts available under the line of credit facility and the partnership trust are at the lender's sole discretion.

In the ordinary course of business, we make commitments to originate residential mortgage loans and hold originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the loans being held for delivery. We mitigate this risk through the use of mandatory and best effort forward commitments to sell loans. As of June 30, 2001, we had $725.7 million in pipeline and funded loans offset with mandatory forward commitments of $444.8 million and best effort forward commitments of $162.3 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for Quantitative and Qualitative Disclosures about Market Risk.


                           Part II - Other Information

Item 1. Legal Proceedings

Matrix Bancorp and Sterling Trust have been named defendants in an action styled Victor Doroski v. David M. Mobley, et. al., pending before the American Arbitration Association in Waco, Texas. Sterling Trust and Matrix

Bancorp have reached a settlement of this matter with the plaintiffs. The terms of the settlement call for the Company's insurer to pay a nominal sum to the plaintiffs in return for a full release of Matrix Bancorp and Sterling Trust and a dismissal with prejudice by the plaintiffs of this matter.

Item 4. Submission of Matters to a Vote of Security Holders

On May 11, 2001, we held our 2001 Annual Meeting of Shareholders. At the Annual Meeting, the shareholders re-elected Mssrs. Gibson, Kloos and Frank as directors, Mssrs. Schmitz, Spencer, Piercy, and Skiba continued in office as directors of the Company. Two other motions were voted upon and approved at the meeting. The other motions and the voting results for those motions were:

o To approve and adopt the Amended and Restated Executive Deferred Compensation Plan. With regard to this motion, 5,750,008 of the shares entitled to vote were in favor of this motion, with 26,878 against and 6,799 abstentions.

o To ratify the appointment of KPMG LLP as independent auditors for the Company for the 2001 fiscal year. With regard to this motion, 5,779,584 of the shares entitled to vote were in favor of this motion, with 3,601 against and 500 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

4.1   *o    Amended and Restated Executive Deferred Compensation Plan of the
            Registrant

4.2   *o    Amendment No. 2 to the 1996 Amended and Restated Employee Stock
            Option Plan of the Registrant

10.1  *     Third  Amendment  to  Credit  Agreement,  dated as of
            June  29,  2001,  between  Matrix  Financial  Services  Corporation
            as borrower,  U.S.  Bank  National  Association,   as  agent,  and
            certain lenders, as lenders

10.2  *     Second  Amendment  to Credit  Agreement,  dated as of July 27, 2001, between  Registrant,  as borrower,  U.S.  Bank  National
            Association, as agent, and certain lenders, as lenders

10.3  *     Indenture between the Registrant and The Bank of New
            York, as debenture trustee, dated as of July 16, 2001, relating to the 10.25% junior subordinated deferrable interest debentures due
            July 25, 2031

10.4  *     Amended and Restated  Declaration  of Trust of Matrix
            Bancorp Capital Trust III, dated as of July 16, 2001

10.5  *     Common   Securities   Guarantee   Agreement   of  the
            Registrant, dated as of July 16, 2001

10.6  *     Capital   Securities   Guarantee   Agreement  of  the
            Registrant, dated as of June 28, 2001

(b)   Reports on Form 8-K

- See Form 8-K filed by the Company with the Securities and Exchange Commission on April 20, 2001, reporting on a change in Registrant's certifying accountant under Item 4 thereof

- See Form 8-K/A filed by the Company with the Securities and Exchange Commission on May 4, 2001, reporting on a change in Registrant's certifying accountant under Item 4 thereof

----------------------
* Filed herewith.
o Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MATRIX BANCORP, INC.



Dated:  August 10, 2001                  /s/ Guy A. Gibson
        --------------------------       -------------------------------
                                          Guy A. Gibson
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Dated:  August 10, 2001                  /s/  David W. Kloos
        --------------------------       -------------------------------
                                          David W. Kloos
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting and
                                          Financial Officer)