Form 10-Q
period 2001-09-30
MATRIX BANCORP INC
filed 2001-11-14
CIK 944725

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2001

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
      (State or other                                        (I.R.S. Employer
      jurisdiction of                                         Identification
     incorporation or                                              No.)
       organization)

 1380 Lawrence Street, Suite 1400                                 80204
         Denver, Colorado
  (Address of principal executive
             offices)                                           (Zip Code)

       Registrant's telephone number, including area code: (303) 595-9898

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

     Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on November 5, 2001 was 6,484,904 shares.

                                TABLE OF CONTENTS

                         PART I - Financial Information

    ITEM 1.    Financial Statements

               Condensed Consolidated Balance Sheets
                   September 30, 2001 (unaudited) and December 31, 2000................3

               Condensed Consolidated Statements of Income
                   Quarters and nine months ended September 30, 2001
                   and 2000 (unaudited)................................................4

               Condensed Consolidated Statements of Shareholders' Equity
                 and Comprehensive Income
                   Nine months ended September 30, 2001 and 2000 (unaudited)...........5

               Condensed Consolidated Statements of Cash Flows
                   Nine months ended September 30, 2001 and 2000 (unaudited)...........6

               Notes to Condensed Consolidated Financial Statements (unaudited)........7

    ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.................................................14

    ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk..............25

                           PART II - Other Information

                         Part I - Financial Information
Item 1.   Financial Statements

                              Matrix Bancorp, Inc.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                                                      September 30,    December 31,
                                                                          2001             2000
                                                                       ---------------  ---------------
Assets                                                                 (Unaudited)
Cash .............................................................. $      22,409    $      17,539
Interest-earning deposits and federal funds sold...................        50,047           35,631
Mortgage-backed securities held for sale...........................         2,080           66,616
Loans held for sale, net...........................................     1,066,708          942,496
Loans held for investment, net.....................................       189,405          173,525
Mortgage servicing rights, net.....................................        74,448           71,529
Other receivables .................................................        56,320           58,262
Federal Home Loan Bank of Dallas stock.............................        21,531           27,814
Premises and equipment, net........................................        24,830           13,189
Other assets.......................................................        21,752           12,194
                                                                     ---------------  ---------------
Total assets....................................................... $   1,529,530    $   1,418,795
                                                                     ===============  ===============

Liabilities and shareholders' equity
Liabilities:
  Deposits......................................................... $     794,322    $     602,669
  Custodial escrow balances........................................       131,161           77,647
  Drafts payable...................................................        31,137              656
  Payable for purchase of mortgage servicing rights................         6,340           12,666
  Federal Home Loan Bank of Dallas borrowings......................       326,379          519,433
  Borrowed money...................................................        95,712           97,003
  Guaranteed preferred beneficial interests in Company's junior            54,500           27,500
    subordinated debentures........................................
  Other liabilities................................................        22,360           13,848
  Income taxes payable.............................................           814            3,350
                                                                     ---------------  ---------------
Total liabilities..................................................     1,462,725        1,354,772
                                                                     ---------------  ---------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, par value $.0001; authorized 5,000,000 shares;
    no shares outstanding..........................................          -                -
  Common stock, par value $.0001; authorized 50,000,000 shares;
    issued and outstanding 6,484,904 and 6,558,904 shares at
    September 30, 2001 and December 31, 2000, respectively.........             1                1
  Additional paid in capital.......................................        20,587           23,004
  Treasury shares at cost, 237,000 shares at December 31, 2000.....             -           (1,775)
  Retained earnings................................................        46,183           41,974
  Accumulated other comprehensive income...........................            34              819
                                                                     ---------------  ---------------
Total shareholders' equity.........................................        66,805           64,023
                                                                     ---------------  ---------------
Total liabilities and shareholders' equity......................... $   1,529,530    $   1,418,795
                                                                     ===============  ===============

See accompanying notes.

                              Matrix Bancorp, Inc.
                   Condensed Consolidated Statements of Income
                     (Dollars in thousands, except per share information)
                                   (Unaudited)
                                                          Quarter Ended             Nine Months Ended
                                                          September 30,               September 30,
                                                        2001          2000          2001          2000
                                                    ------------- ------------- ------------- -------------
Interest income
Loans and mortgage-backed securities.............  $    24,352   $     24,027  $    80,056   $     68,739
Interest-earning deposits........................          451           796         1,715         2,566
                                                    ------------- ------------- ------------- -------------
Total interest income............................       24,803        24,823        81,771        71,305
                                                    ------------- ------------- ------------- -------------

Interest expense
Deposits.........................................        8,981         6,064        27,236        19,529
Borrowed money...................................        6,487        10,968        25,404        30,040
                                                    ------------- ------------- ------------- -------------
Total interest expense...........................       15,468        17,032        52,640        49,569
                                                    ------------- ------------- ------------- -------------
Net interest income before provision for loan and        9,335         7,791        29,131        21,736
 valuation losses................................
Provision for loan and valuation losses..........          648         1,600         2,150         3,270
                                                    ------------- ------------- ------------- -------------
Net interest income after provision for loan and         8,687         6,191        26,981        18,466
 valuation losses................................
                                                    ------------- ------------- ------------- -------------

Noninterest income
Loan administration..............................        6,587         5,506        22,047        17,727
Brokerage........................................          609         1,695         2,464         3,795
Trust services...................................        1,176         1,098         3,672         3,547
Real estate disposition services.................          616           791         1,871         2,840
Gain on sale of loans and mortgage-backed                   47            95         1,450           984
  securities, net................................
Gain on sale of mortgage servicing rights, net...            -         2,605           435         2,605
Loan origination.................................       10,344         1,445        22,927         4,519
School services..................................        1,373         1,438         3,860         2,934
Other............................................        1,748           667         4,302         4,870
                                                    ------------- ------------- ------------- -------------
Total noninterest income.........................       22,500        15,340        63,028        43,821
                                                    ------------- ------------- ------------- -------------

Noninterest expense
Compensation and employee benefits...............       13,204         8,869        36,975        24,952
Amortization of mortgage servicing rights........        6,010         2,561        15,598         7,526
Occupancy and equipment..........................        1,659         1,183         4,842         3,420
Postage and communication........................          964           625         2,946         1,988
Professional fees................................          766         1,109         2,153         3,692
Data processing..................................          786           655         2,127         1,784
Other general and administrative.................        7,026         4,847        18,589        14,245
                                                    ------------- ------------- ------------- -------------
Total noninterest expense........................       30,415        19,849        83,230        57,607
                                                    ------------- ------------- ------------- -------------
Income before income taxes.......................          772         1,682         6,779         4,680
Provision for income taxes.......................          144           615         2,210         1,730
                                                    ------------- ------------- ------------- -------------
Income before cumulative effect of a change in
  accounting                                               628         1,067         4,569         2,950
   principle.....................................
Less cumulative effect of a change in accounting
  principle, net of tax benefit of $190..........            -            -            360            -
                                                    ------------- ------------- ------------- -------------
Net income.......................................  $       628   $     1,067   $     4,209   $     2,950
                                                    ============= ============= ============= =============

Income per share before accounting change........  $       0.10  $       0.16  $       0.70  $       0.44
Less cumulative effect of a change in accounting
  principle......................................            -             -           0.05           -
                                                    ------------- ------------- ------------- -------------
Net income per share.............................  $       0.10  $       0.16  $      0.65   $       0.44
                                                    ============= ============= ============= =============
Income per share assuming dilution before
  accounting change                                $       0.10  $       0.16  $       0.69  $       0.43
Less cumulative effect of a change in accounting
  principle......................................            -             -           0.05           -
                                                    ------------- ------------- ------------- -------------
Net income per share assuming dilution...........  $       0.10  $       0.16  $       0.64  $       0.43
                                                    ============= ============= ============= =============
Weighted average shares..........................     6,482,991     6,741,013     6,498,660     6,753,380
                                                    ============= ============= ============= =============
Weighted average shares assuming dilution........     6,566,968     6,774,637     6,560,025     6,795,157
                                                    ============= ============= ============= =============

See accompanying notes.

                              Matrix Bancorp, Inc.
 Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                                  Accumulated
                                          Common Stock           Additional                                         Other               Total
                                    --------------------------     Paid In      Treasury       Retained         Comprehensive        Shareholders'     Comprehensive
                                      Shares         Amount        Capital        Shares        Earnings            Income              Equity            Income
                                    ------------   -----------   ------------    ----------    -----------       -------------      --------------  -----------------

Nine Months Ended
September 30, 2001
-----------------------------------
Balance at December 31, 2000......    6,558,904  $          1  $      23,004  $    (1,775)  $     41,974   $             819   $          64,023
Comprehensive income:
   Net income.....................            -             -              -              -        4,209                  -                4,209 $            4,209
   Unrealized losses on
   securities, net of
   reclassification adjustment(1).            -             -              -              -            -                (785)               (785)              (785)
                                                                                                                                                     -----------------
Comprehensive income.............                                                                                                                 $            3,424
                                                                                                                                                     =================
Issuance of stock related to
   employee stock purchase plan
   and options..................         12,500             -            103              -             -                 -                  103
Shares repurchased..............       (86,500)             -              -         (745)             -                  -                 (745)
Shares retired..................             -              -         (2,520)        2,520              -                 -                  -
                                    ------------   -----------   ------------    ----------    -----------   -----------------    ---------------
Balance at September 30, 2001...      6,484,904  $          1  $      20,587  $           - $     46,183   $              34   $          66,805
                                    ============ =============   ============    ==========    ===========   =================    ===============

Nine Months Ended
September 30, 2000
-----------------------------------
Balance at December 31, 1999.....     6,759,241  $          1  $      22,780  $           - $     37,716   $               -   $          60,497
Comprehensive income:
   Net income....................             -             -              -              -        2,950                   -               2,950  $           2,950
   Unrealized gains on securities             -             -              -              -             -              1,032               1,032              1,032
                                                                                                                                                     -----------------
Comprehensive income.............                                                                                                                 $           3,982
                                                                                                                                                     =================
Issuance of stock related to
   employee stock purchase plan
   and options...................           500             -              5              -            -                   -                   5
Shares repurchased...............      (103,500)            -             -            (820)            -                  -                (820)
                                    ------------   -----------   ------------    ----------    -----------   -----------------    ---------------
Balance at September 30, 2000....     6,656,241  $          1  $      22,785  $        (820)$     40,666   $           1,032   $          63,664
                                    ============   ===========   ============    ==========    ===========   =================    ===============

(1) Disclosure of reclassification amount
      Nine Months Ended
      September 30, 2001
---------------------------------------------
      Unrealized holding gain
      arising during period........                                                                                                               $                5
      Less: reclassification
      adjustment of gains
      included in net income.......                                                                                                                             (790)
                                                                                                                                                     -----------------
      Net unrealized loss on
      securities...................                                                                                                               $             (785)
                                                                                                                                                     =================

See accompanying notes.

                                        5

                              Matrix Bancorp, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                    Nine Months Ended
                                                                       September 30,
                                                                    2001           2000
                                                                 -----------    -----------
Operating activities
Net income....................................................  $   4,209      $   2,950
Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization...............................      2,309          1,825
  Provision for loan and valuation losses.....................      2,150          3,270
  Amortization of mortgage servicing rights...................     15,598          7,526
  Impairment of mortgage servicing rights.....................      1,115              -
  Gain on sale of loans and mortgage-backed securities, net...     (1,450)          (984)
  Gain on sale of mortgage servicing rights, net..............       (435)        (2,605)
  Gain on sale of premises and equipment......................          -         (1,159)
  Loans originated for sale, net of loans sold................   (259,679)       (58,252)
  Loans purchased for sale....................................    (97,763)      (170,274)
  Proceeds from sale of loans purchased for sale..............     71,339         84,710
    Proceeds from sale of mortgage-backed securities..........     63,331          1,032
  Mortgage servicing rights, net..............................    (20,049)         2,237
  Deferred income taxes.......................................         46          2,582
  (Increase) decrease in other receivables and other assets...     (3,747)         3,040
  Increase in other liabilities and income taxes payable......      6,382            700
                                                                 -----------    -----------
Net cash used in operating activities.........................   (216,644)      (123,402)
                                                                 -----------    -----------

Investing activities
Loans originated and purchased for investment.................   (128,511)      (160,036)
Principal repayments on loans.................................    301,383        241,543
Redemption (purchase) of Federal Home Loan Bank of Dallas
  stock.......................................................      6,283         (4,951)
Purchases of premises and equipment...........................    (13,712)        (1,831)
Acquisition of mortgage servicing rights......................     (7,427)        (4,454)
Hedging of servicing portfolio, net...........................          -            (92)
Proceeds from sale of premises and equipment..................          -          3,664
Proceeds from sale of mortgage servicing rights...............      1,598          2,768
                                                                 -----------    -----------
Net cash provided by investing activities.....................    159,614         76,611
                                                                 -----------    -----------

Financing activities
Net increase (decrease) in deposits...........................    191,653        (43,166)
Net increase in custodial escrow balances.....................     53,514            367
(Decrease) increase in revolving lines and repurchase            (187,285)       151,232
  agreements, net.............................................
Payment of notes payable......................................     (8,781)       (30,812)
Proceeds from notes payable...................................      1,786          2,325
Proceeds from issuance of trust preferred securities..........     26,137              -
Payment of financing arrangements.............................        (66)           (46)
Treasury shares repurchased...................................       (745)          (820)
Proceeds from issuance of common stock related to employee            103              5
  stock option plan...........................................
                                                                 -----------    -----------
Net cash provided by financing activities.....................     76,316         79,085
                                                                 -----------    -----------
Increase in cash and cash equivalents.........................     19,286         32,294
Cash and cash equivalents at beginning of period..............     53,170         26,609
                                                                 -----------    -----------
Cash and cash equivalents at end of period....................   $ 72,456        $58,903
                                                                 ===========    ===========

Supplemental disclosure of noncash activity
Payable for purchase of mortgage servicing rights.............  $  (6,326)     $  (2,257)
                                                                 ===========    ===========
Drafts payable................................................  $  30,481      $     208
                                                                 ===========    ===========

Supplemental disclosure of cash flow information
Cash paid for interest........................................  $  45,826      $   49,464
                                                                 ===========    ===========
Cash paid for income taxes....................................  $   4,107      $    3,341
                                                                 ===========    ===========

See accompanying notes.

                              Matrix Bancorp, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001
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

2. New Accounting Standards

In September 2000, the Financial Accounting Standards Board ("FASB") issued
Statement No. 140, Accounting for Transfers and Servicing of Financial Assets
and Extinguishments of Liabilities ("Statement 140"), that replaces, in its entirety, FASB Statement No. 125. Statement 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Statement 140 is effective for transfers occurring after March 31, 2001, and the expanded disclosure requirements regarding securitizations and collateral were effective for fiscal years ended after December 15, 2000. The adoption of Statement 140 had no impact on net income.

In July 2001, the FASB issued Statement No. 141, Business Combinations
("Statement 141"), and Statement No. 142, Goodwill and Other Intangible Assets
("Statement 142"). Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001.
Statement 141 also specifies the criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocated to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001.

The Company adopted the provisions of Statement 141 on July 1, 2001. Statement
142 is effective January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

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
                               September 30, 2001
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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $1.0 million that will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $52,000 and $70,000 for the nine months ended September 30, 2001 and for the year ended December 31, 2000, respectively. The Company believes that the immediate adoption of Statement 141 and the adoption of Statement 142 on January
1, 2002 will have no material impact on net income.

FASB Statement No. 143, Accounting for Asset Retirement Obligations
("Statement 143"), addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. Statement 143 was released in August 2001 and applies to all entities.

Statement 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and (or) normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time
(i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. Statement 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. At the current time, management believes that the adoption of this statement on January 1, 2003 will not have a material impact on our financial position.

On October 3, 2001, the FASB issued Statement No. 144, Accounting for the
Impairment or Disposal of Long-Lived Assets ("Statement 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of
("Statement 121"), it retains many of the fundamental provisions of Statement
121.

Statement 144 also supersedes the accounting and reporting provisions of APB
Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of
Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently
Occurring Events and Transactions, for the disposal of a segment of a business.
However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced managements' ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement 144 is effective for fiscal years beginning after December 15, 2001. At the current time, management believes that the adoption of Statement 144 on January 1, 2002 will not have a material impact on our financial position.

                              Matrix Bancorp, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001
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
Upon adoption of Statement 133 on January 1, 2001, the Company was affected in three principal areas: mortgage loan pipeline, loans held for sale and mortgage servicing rights.

At January 1, 2001, the Company elected not to attempt to qualify for hedge accounting for its mortgage servicing rights due to the requirements in the standard that are necessary to achieve hedge accounting. The Company recorded a gain from the cumulative effect of the change in an accounting principle of
$200,000 (net of tax of $105,000).

The Company hedges its mortgage loan pipeline with mandatory and best effort commitments. Effective January 1, 2001 and through September 30, 2001, the
Company achieved hedge accounting for its best effort commitments. At January 1,
2001, the Company did not achieve hedge accounting for its mandatory commitments because we did not have sufficient documentation in accordance with Statement
133. Accordingly, on January 1, 2001, the Company recorded a loss from the cumulative effect of the change in an accounting principle of $560,000 (net of a tax benefit of $295,000). During the first quarter of 2001, the loans in the pipeline were delivered to investors and the previously recorded loss was reversed and recognized in earnings. The Company has obtained sufficient documentation and achieved hedge accounting for its mandatory commitments during the quarters ended June 30 and September 30, 2001; and the Company expects to continue to achieve this treatment for the foreseeable future.

Through March 31, 2001, the Company hedged a segment of its servicing portfolio using exchange-traded futures and options. Following the close of the first quarter of 2001, the Company closed its derivative positions that hedged a portion of its mortgage servicing rights and elected not to hedge its mortgage servicing rights during the second or third quarter of 2001, nor does it anticipate doing so in the near term.

At September 30, 2001, the Company hedged its mortgage loan pipeline primarily with mandatory commitments. The hedges were highly effective in offsetting changes in the fair value of the mortgage loan pipeline. A gain of $64,000 was realized as a result of the amount by which the Company was over hedged in its mandatory commitments at the end of the quarter. The effect of recognizing the mortgage loan pipeline derivatives on the balance sheet of the Company was to increase assets and liabilities by $4,055,000 and $3,991,000, respectively.

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

                              Matrix Bancorp, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

4. Net Income Per Share

The following table sets forth information for the computation of net income per share and net income per share assuming dilution:

                                         Quarter Ended September 30,  Nine Months Ended September 30,
                                           2001           2000           2001           2000
                                        -----------    -----------    ------------   ------------
                                                         (Dollars in thousands)

Numerator:
    Net income........................$        628  $       1,067  $        4,209  $       2,950
                                        ===========    ===========    ============   ============

Denominator:
    Weighted average shares
        outstanding...................    6,482,991      6,741,013       6,498,660      6,753,38
    Effect of dilutive securities:
        Common stock options..........      83,977         33,624          61,365         41,777
                                        -----------    -----------    ------------   ------------
    Potential dilutive common shares..      83,977         33,624          61,365         41,777
                                        -----------    -----------    ------------   ------------
    Denominator for net income per
      share assuming dilution.........   6,566,968      6,774,637       6,560,025      6,795,157
                                        ===========    ===========    ============   ============

5. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

                                              Nine Months Ended     Year Ended
                                                September 30,      December 31,
                                                    2001               2000
                                              ------------------ -----------------
                                                        (In thousands)
Balance at beginning of period, net.........$       71,529            63,479                                                                                 $
Purchases...................................         1,101            31,883
Originated, net..............................       20,049                16
Hedging gain.................................            -               (95)
Amortization.................................      (15,598)           (9,851)
Valuation allowance.........................        (1,115)                -
Sales........................................       (1,518)          (13,903)
                                              ------------------ -----------------
Balance at end of period, net...............$       74,448            71,529                                                                                 $
                                              ================== =================

The Company's servicing portfolio (excluding subserviced loans) was comprised of the following:

                                         September 30, 2001             December 31, 2000
                                      -------------------------    ----------------------------
                                                    Principal                      Principal
                                       Number        Balance         Number         Balance
                                      of Loans     Outstanding      of Loans      Outstanding
                                      ---------    ------------    ------------   -------------
                                                       (Dollars in thousands)
Freddie Mac...........................  13,354   $   670,837          16,476    $    836,054
Fannie Mae............................  30,735     1,699,140          34,706       1,887,925
GNMA................................... 25,642     1,682,768          20,930       1,106,939
VA, FHA, conventional and other
loans.................................  16,322     1,315,699          20,292       1,687,045
                                      ---------    ------------    ------------   -------------
                                        86,053   $ 5,368,444          92,404    $  5,517,963
                                      =========    ============    ============   =============

                              Matrix Bancorp, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

5. Mortgage Servicing Rights (continued)

The Company's custodial escrow balances shown in the accompanying condensed consolidated balance sheets at September 30, 2001 and December 31, 2000 pertain to escrowed payments of taxes and insurance and principal and interest on loans serviced by the Company.

6. Deposits

Deposit account balances are summarized as follows:

                         September 30, 2001                  December 31, 2000
                     ----------------------------      ------------------------------
                                        Weighted                            Weighted
                                        Average                             Average
                     Amount    Percent    Rate         Amount     Percent     Rate
                     -------   -------  ---------      --------   --------  ---------
                                         (Dollars in thousands)
Passbook accounts..$  3,721      0.47%     3.03% $     3,010       0.50%     3.43%
NOW accounts........ 117,905    14.84       0.98        85,986      14.27       0.96
Money market
accounts............ 232,386    29.26       1.83       122,992      20.41       2.34
                     -------   -------  ---------      --------   --------  ---------
                     354,012    44.57       1.58       211,988      35.18       1.91
Certificate
accounts............ 440,310    55.43       6.20       390,681      64.82       6.23
                     -------   -------  ---------      --------   --------  ---------
                   $ 794,322   100.00%     4.31%$    602,669     100.00%     4.70%
                     =======   =======  =========      ========   ========  =========

At September 30, 2001 and December 31, 2000, brokered deposits accounted for approximately $291.5 million and $203.6 million, respectively, of the total certificate accounts shown above.

7. Guaranteed Preferred Beneficial Interests in Company's Junior Subordinated
   Debentures

On July 16, 2001, Matrix Bancorp Capital Trust III, a statutory business trust created by the Company, completed the sale of $15.0 million of 10.25% preferred securities due July 25, 2031. The Company has the right to redeem the preferred securities, in whole or in part, on any January 25 or July 25 on or after July
25, 2006, at a redemption price specified in the declaration of trust plus any accrued but unpaid interest to the redemption date.

On March 28, 2001, Matrix Bancorp Capital Trust II, a statutory business trust created by the Company, completed the sale of $12.0 million of 10.18% preferred securities due June 8, 2031. The Company has the right to redeem the preferred securities, in whole or in part, on or after June 8, 2011, at a redemption price specified in the declaration of trust plus any accrued but unpaid interest to the redemption date.

On July 30, 1999, Matrix Bancorp Capital Trust I, a Delaware business trust formed by the Company, completed the sale of $27.5 million of 10% preferred securities, due September 30, 2029. The Company has the right to redeem the preferred securities, in whole or in part, on or after September 30, 2004, at a redemption price specified in the declaration of trust plus any accrued but unpaid interest to the redemption date.

All of the common securities of Matrix Bancorp Capital Trusts I, II and III, which constitute the Trusts' only outstanding voting equity securities, are owned by Matrix Bancorp, and accordingly, the trusts are "100%-owned finance subsidiaries" of Matrix Bancorp under applicable SEC rules and regulations.
Matrix Bancorp's ability to receive distributions with respect to the common securities is subordinate to the right of the holders of the preferred securities upon the occurrence of certain events of default. Matrix Bancorp has fully and unconditionally guaranteed, on a subordinated basis, the preferred securities issued by each trust.

8. Commitments and Contingencies

At September 30, 2001, the Company had $1.0 billion in pipeline and funded loans offset with mandatory forward commitments of $811.2 million and best effort forward commitments of $72.0 million.

                              Matrix Bancorp, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

9. Relocation of Matrix Capital Bank's Domicile

During the second quarter of 2001, the Company announced a plan to relocate the domicile of its banking subsidiary, Matrix Capital Bank ("Matrix Bank") to
Denver, Colorado from Las Cruces, New Mexico. Associated with this relocation, the Company recorded a $843,000 liability for severance and contract benefits to be paid to certain of Matrix Bank's employees, mainly consisting of back office, accounting and human resources personnel. The offsetting expense was charged to other general and administrative expense on the income statement for the quarter ended June 30, 2001. The total number of employees to be involuntarily terminated is 21. Additionally, the accrued liability includes the payout of the contract the Company had with Matrix Bank's prior president and chief executive officer. During the quarter ended September 30, 2001, 2 employees were involuntarily terminated and approximately $137,000 was charged against the accrued liability. In addition, the Company recorded approximately $63,000 of expense during the quarter related to the domicile change. The expense related primarily to the relocation of employees, duplication of employee expense and additional travel expense.

Also associated with the planned relocation of Matrix Bank's domicile, Matrix
Bank acquired a building in Denver, Colorado for approximately $11.5 million in
June 2001. Subsequent to the acquisition, Matrix Bank was notified of the intent of the City and County of Denver to condemn the building in connection with its planned expansion of the

Denver Convention Center. In October 2001, the condemnation proceedings were held. The City and County of Denver was granted possession of the building in consideration of a payment totaling $15 million, approximately $14.6 million of which has been received by Matrix Bank as of November 1, 2001. The remaining
$400,000 remains in escrow pending resolution of a claim by one of the tenants of the building. Matrix Bank has identified several alternatives that it believes will prove adequate for its domicile and still expects the relocation to be completed by December 31, 2001.

10. Segment Information

                                                                     Servicing
                                                                     Brokerage
                                   Traditional       Mortgage           and             School
                                     Banking         Banking         Consulting        Services
                                   -------------   -------------    -------------    -------------
                                                           (In thousands)

Quarter ended September 30, 2001:
Revenues from external
customers:
   Interest income..............$...     15,384  $        7,681  $             -  $         1,724
   Noninterest income...............      1,379          15,714              758            2,157
Intersegment revenues...............      4,973           1,483              158                -
Segment income (loss)...............      4,028             420             (415)             121

Quarter ended September 30, 2000:
Revenues from external
customers:
   Interest income..................     21,997           1,567                -            1,218
   Noninterest income...............      1,434           8,527            1,758            1,515
Intersegment revenues...............        847           1,651               13                -
Segment income (loss)...............      3,287           2,405              335           (1,070)

Nine months ended September 30, 2001:
Revenues from external
customers:
   Interest income..................     53,597          23,097                -            4,967
   Noninterest income...............      5,236          41,196            2,920            5,030
Intersegment revenues...............     16,439           4,844              489                -
Segment income (loss)...............     14,771           2,305             (934)            (277)

                                                                     Servicing
                                                                     Brokerage
                                   Traditional       Mortgage           and             School
                                     Banking         Banking         Consulting        Services
                                   -------------   -------------    -------------    -------------
                                                           (In thousands)

Nine months ended September 30, 2000:
Revenues from external
customers:
   Interest income..................     64,487           3,494                -            3,147
   Noninterest income...............      7,926          19,026            5,222            3,024
Intersegment revenues...............      1,015           3,933              144                -
Segment income (loss)...............     12,591           1,596            1,191           (3,004)

                                             Quarter Ended September 30,   Nine Months Ended September 30,
                                            --------------------------     ------------------------------
                                               2001           2000           2001            2000
                                            -----------    -----------    -----------    -------------
                                                                 (In thousands)

Income:
Total income for reportable segments.....$       4,154  $       4,957  $      15,865  $       12,374
Other loss...............................       (3,276)        (3,298)        (8,991)         (7,795)
Adjustment of intersegment loss in
consolidation............................         (106)             23           (95)            101
                                            -----------    -----------    -----------    -------------
Income before income taxes...............$         772  $       1,682  $       6,779  $        4,680
                                            ===========    ===========    ===========    =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations

General

The Company is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, mortgage banking, trust and clearing activities and other fee-based services and lending activities. Our traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. Our mortgage banking activities consist of originating, purchasing and selling residential mortgage loans and residential mortgage servicing rights; offering brokerage, consulting and analytical services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; brokering residential mortgages; and providing real estate management and disposition services. Our trust and clearing activities focus primarily on the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts, as well as offering specialized custody and clearing services to banks, trust companies, broker-dealers, third party administrators and investment professionals. Our other fee-based services and lending activities include providing outsourced business services, such as budgeting, governmental reporting, accounts payable, payroll, facility and safety management and comprehensive insurance programs to charter schools. Our primary operating subsidiaries are: Matrix Capital Bank;
Matrix Financial Services Corporation; Sterling Trust Company; Matrix Capital
Markets, Inc.; Matrix Asset Management Corporation; ABS School Services, L.L.C.;
and First Matrix Investment Services Corporation. Additionally, the Company owns a 45% equity interest in Matrix Settlement and Clearance Services, L.L.C.

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

Comparison of Results of Operations for the Quarters Ended September 30, 2001
and 2000

Net Income. Net income, including a $1.4 million pre-tax charge for impairment of assets, decreased $439,000 to $628,000, or $0.10 per diluted share, for the quarter ended September 30, 2001 as compared to $1.1 million, or $0.16 per diluted share, for the quarter ended September 30, 2000. The impairment charge was primarily related to our investment in mortgage servicing rights.

Net Interest Income. Net interest income before provision for loan and valuation losses increased $1.5 million, or 19.8%, to $9.3 million for the quarter ended
September 30, 2001 as compared to $7.8 million for the quarter ended September
30, 2000. The increase in our net interest income is primarily related to the increase in our average interest-earning assets versus an increase in our interest rate spread. Our average interest-earning assets increased $189.2 million between the comparable quarters while maintaining a comparable interest rate spread. The majority of the increase in our average interest-earning assets can be attributed to increased loan origination volume at Matrix Financial. A portion of the increase is also attributed to an increase in our average noninterest-bearing deposits which increased from $150.4 million during the third quarter of 2000 to $226.9 million during the third quarter of 2001. The increase is primarily due to the increase in our custodial balances related to our mortgage servicing portfolio. We experienced a 122 basis point decrease in the cost of our average interest-bearing liabilities; however, it was offset by a 119 basis point decrease in the yield on our average interest-earning assets.
The decrease in the cost of our average interest-bearing liabilities was driven by decreases in short-term interest rates, which have significantly affected the rates paid by Matrix Bank for Federal Home Loan Bank borrowings and the rates paid by Matrix Financial for its warehouse debt, which fluctuate with the federal funds rate and LIBOR, respectively. The decrease in yield on our average earning assets was driven by a decrease in the yield earned on our average loan portfolio to 7.48% for the quarter ended September 30, 2001 as compared to 8.67%
for the quarter ended September 30, 2000. The decrease in yield on our average interest-earning assets is due to the decreasing interest rates on our adjustable rate loans and a percentage of our higher, fixed interest rate loans prepaying with the proceeds being reinvested in fixed rate loans at current interest rates.

For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities, as well as changes in interest rates, see "--Analysis of Changes in Net Interest
Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. The provision for loan and valuation losses decreased $952,000 to $648,000 for the quarter ended September 30, 2001 as compared to $1.6 million for the quarter ended September 30, 2000. The decrease in the provision was mainly due to a $450,000 loan charged off at ABS during the third quarter of 2000 and a decrease in the loan loss provision recorded at Matrix Bank. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "--Asset
Quality--Nonperforming Assets."

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees increased $1.1 million, or 19.6%, to
$6.6 million for the quarter ended September 30, 2001 as compared to $5.5 million for the quarter ended September 30, 2000. Loan administration fees are also affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio had an average balance of $5.5 billion for the quarter ended September 30, 2001 and an average balance of $5.2 billion for the quarter ended September 30, 2000.
There was an increase in the actual service fee rate (including all ancillary income) to 0.45% for the third quarter of 2001 as compared to 0.42% for the third quarter of 2000. The increase in the service fees is due to the Company's decision to retain the servicing on a majority of the FHA/VA loans originated, which generally have higher service fees.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage servicing rights. Brokerage fees decreased $1.1 million, or 64.1%, to $609,000 for the quarter ended
September 30, 2001 as compared to $1.7 million for the quarter ended September
30, 2000. The decrease in brokerage fees was due to a decrease in mortgage servicing rights brokered which, in terms of aggregate unpaid principal balances on the underlying loans, decreased to $2.3 billion for the quarter ended
September 30, 2001 from $9.6 billion for the quarter ended September 30, 2000.
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

Trust Services. Trust service fees increased $78,000, or 7.1%, to $1.2 million for the quarter ended September 31, 2001 as compared to $1.1 million for the quarter ended September 30, 2000. Trust accounts under administration at
Sterling Trust increased to 40,580 at September 30, 2001 from 39,458 at
September 30, 2000 and total assets under administration increased to over $5.5 billion at September 30, 2001 from over $3.9 billion at September 30, 2000. Most of the growth in accounts and assets under administration occurred in third party administrator accounts, for which Sterling Trust earns fees based upon the volume of distributions processed. As a result, the fees for third party administrator business are generally lower than other types of accounts that are charged on an account fee basis.

Real Estate Disposition Services. Real estate disposition services represents fees earned by Matrix Asset Management for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions. Real estate disposition services income decreased $175,000, or 22.1%, to $616,000 for the quarter ended
September 30, 2001 as compared to $791,000 for the quarter ended September 30,
2000. During the first two quarters of 2001, Matrix Asset Management has focused its efforts on system enhancements rather than marketing its services. As a result, it has experienced a decrease in fee revenue. The enhancements are substantially complete and marketing efforts have resumed.

Gain on Sale of Loans and Mortgage-Backed Securities. Gain on sale of loans and mortgage-backed securities decreased $48,000 to $47,000 for the quarter ended
September 30, 2001 as compared to $95,000 for the quarter ended September 30,
2000. Gain on sale of loans can fluctuate significantly from quarter to quarter and year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell.

Gain on Sale of Mortgage Servicing Rights. Gain on sale of mortgage servicing rights decreased $2.6 million for the quarter ended September 30, 2001. We did not sell any mortgage servicing rights during the third quarter of 2001. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter and year to year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, we expect to at times pursue opportunistic sales of mortgage servicing rights.

Loan Origination. Loan origination income includes all mortgage loans fees, secondary marketing activity on new and sold loan originations (including servicing released premiums), net of origination costs. Loan origination income increased $8.9 million to $10.3 million for the quarter ended September 30, 2001 as compared to $1.4 million for the quarter ended September 30, 2000. The increase in loan origination income resulted primarily from an increase in wholesale residential mortgage loan production to $838.7 million for the quarter ended September 30, 2001 as compared to $115.3 million for the quarter ended
September 30, 2000.

School Services. School services income represents fees earned by ABS for outsourced business and consulting services provided primarily to charter schools. School services income was consistent at $1.4 million for the quarters ended September 30, 2001 and 2000.

Other Income. Other income increased $1.1 million, or 162.1%, to $1.7 million for the quarter ended September 30, 2001 as compared to $667,000 for the quarter ended September 30, 2000. The increase in other income was mostly due to the sale of an ABS school facility, as well as increased earnings from our 45%
interest in Matrix Settlement & Clearance Services.

Noninterest Expense. Noninterest expense increased $10.6 million, or 53.2%, to
$30.4 million for the quarter ended September 30, 2001 as compared to $19.8 million for the quarter ended September 30, 2000. This increase was predominantly due to increases in compensation and employee benefits expense, amortization of mortgage servicing rights and other general and administrative expense. Over $1.4 million of the increase in other general and administrative expenses was primarily related to the impairment charge mentioned previously.
The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The
Company stratifies its mortgage servicing rights by product type and investor to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows. Due to the drop in interest

rates, both the actual and anticipated prepayment speeds used in the valuation model increased causing the fair value of the servicing to decrease below the carrying basis which resulted in an impairment. The majority of the impairment related to the servicing rights retained by the Company on its originations over the last year. Further decreases in interest rates or increases in anticipated future prepayment speeds, may cause additional impairment charges in future quarters, including the fourth quarter of 2001.

The following table details the major components of noninterest expense for the periods indicated:

                                                                      Quarter Ended
                                                                      September 30,
                                                                ---------------------------
                                                                    2001           2000
                                                                ------------    -----------
                                                                     (In thousands)

    Compensation and employee benefits.........................$    13,204     $    8,869
    Amortization of mortgage servicing                               6,010          2,561
    rights....................
    Occupancy and equipment.....................................     1,659          1,183
    Postage and communication...................................       964            625
    Professional fees...........................................       766          1,109
    Data processing.............................................       786            655
    Other general and administrative............................     7,026          4,847
                                                                ------------    -----------
        Total..................................................$    30,415     $   19,849
                                                                ============    ===========

Compensation and employee benefits expense increased $4.3 million, or 48.9%, to
$13.2 million for the quarter ended September 30, 2001 as compared to $8.9 million for the quarter ended September 30, 2000. This increase was primarily the result of growth and expansion at Matrix Financial through the opening of additional branches and hiring of additional personnel at existing branches to handle increased loan origination volumes. Matrix Financial's compensation and employee benefits expense accounted for $4.2 million of the overall increase.
The Company experienced an increase of 261 employees to 894 employees at
September 30, 2001 as compared to 633 employees at September 30, 2000.

Amortization of mortgage servicing rights increased $3.4 million, or 134.7%, to
$6.0 million for the quarter ended September 30, 2001 as compared to $2.6 million for the quarter ended September 30, 2000. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the lower interest rates prevalent in the market, prepayment speeds on our servicing portfolio have increased to an average of 25.1% for the quarter ended September 30, 2001 as compared to 12.7%
for the quarter ended September 30, 2000.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other general and administrative expenses and excludes the impairment charge, increased $1.4 million, or 16.2%, to $9.8 million for the quarter ended
September 30, 2001 as compared to $8.4 million for the quarter ended September
30, 2000. Approximately $964,000 of the increase was attributable to increased production and servicing expenses at Matrix Financial and approximately $476,000 was due to increased occupancy expense primarily related to expansion at Matrix
Financial.

Provision for Income Taxes. Our provision for income taxes decreased by $471,000 to $144,000 for the quarter ended September 30, 2001 as compared to $615,000 for the quarter ended September 30, 2000. Our effective tax rate was 18.7% for the quarter ended September 30, 2001 as compared to 36.6% for the quarter ended
September 30, 2000. The Company receives a tax benefit related to our tax exempt loans and leases held. The tax benefit had more of an impact on the effective tax rate in the third quarter of 2001 as a result of the lower net income in that quarter.

Comparison of Results of Operations for the Nine Months Ended September 30, 2001 and
2000

Net Income. Net income increased $1.2 million, or 42.7%, to $4.2 million, or
$0.64 per diluted share, for the nine months ended September 30, 2001 as compared to $3.0 million, or $0.43 per diluted share, for the nine months ended
September 30, 2000. The results for the nine months ended September 30, 2001 include the $1.4 million pre-tax impairment charge mentioned previously in
"--Comparison of Results of Operations for the Quarters Ended September 30, 2001
and 2000--Noninterest Expense."

Net Interest Income. Net interest income before provision for loan and valuation losses increased $7.4 million, or 34.0%, to $29.1 million for the nine months ended September 30, 2001 as compared to $21.7 million for the nine months ended
September 30, 2000. Similar to the discussion on the quarterly comparison, the increase is primarily due to the overall increase in average interest-earning assets. Also contributing to the increase was the overall increase in our net interest margin. Our average interest-earning assets increased to $1.4 billion during the nine months ended September 30, 2001 as compared to $1.2 billion during the comparable period of 2000. The increase in average interest-earning assets was achieved while also increasing our overall net interest margin from
2.48% to 2.73%. The overall increase in our average interest-earning assets is attributable to the significant increase in our loan originations. Much of the increase in our net interest margin is a result of the increase in the average noninterest-bearing deposits from $134.0 million at September 30, 2000 to $199.7 million at September 30, 2001. Much of the increase in our average noninterest-bearing deposits is a result of the increase in our custodial balances associated with our servicing portfolio. The custodial balances increased due to the higher prepayment experienced in our servicing portfolio.

In response to the decrease in the overall interest rates, the Company experienced a decrease in the cost of average interest-bearing liabilities from
6.08% for the nine months ended September 30, 2000 to 5.49% for the nine months ended September 30, 2001. However, the Company experienced a similar decrease in the yield on its average interest-earning assets from 8.15% to 7.66% for the nine month periods ended September 30, 2000 and 2001, respectively. For additional discussion concerning increases in our average interest-earning assets and decreases in our cost of interest-bearing liabilities, see
"--Comparison of Results of Operations for the Quarters Ended September 30, 2001
and 2000--Net Interest Income."

For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see
"--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates
and Volumes."

Provision for Loan and Valuation Losses. Provision for loan and valuation losses decreased $1.1 million to $2.2 million for the nine months ended September 30,
2001 as compared to $3.3 million for the nine months ended September 30, 2000.
This decrease was primarily attributable to a smaller loan loss provision recorded at ABS.

Loan Administration. Loan administration fees increased $4.3 million, or 24.4%, to $22.0 million for the nine months ended September 30, 2001 as compared to
$17.7 million for the nine months ended September 30, 2000. Included in the current year loan administration income was approximately $1.2 million of gain from the purchase and subsequent resale of FHA and VA loans from our mortgage servicing rights portfolio. Loan administration fees are also affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage servicing portfolio had an average balance of $5.5 billion for the nine months ended September 30, 2001 and
2000. There was an increase in the actual service fee rate (including all ancillary income) to 0.49% for the nine months ended September 30, 2001 as compared to 0.43% for the nine months ended September 30, 2000. The increase in the service fees is primarily due to the Company's decision to retain the servicing on its originated FHA/VA loans, which generally have higher service fees. The current year actual service fee rate excludes the $1.2 million gain mentioned above, as well as a $390,000 gain from the transition adjustment recorded by the Company as a cumulative effect of a change in accounting principle and $275,000 of subservicing income from a portfolio sold in 2000 that was not transferred until 2001.

Brokerage Fees. Brokerage fees decreased $1.3 million, or 35.1%, to $2.5 million for the nine months ended September 30, 2001 as compared to $3.8 million for the nine months ended September 30, 2000. The decrease in brokerage fees was the result of a decrease in mortgage servicing rights brokered which, in terms of aggregate unpaid principal balances on the underlying loans, decreased to $14.1 billion during the nine months ended September 30, 2001 from $22.1 billion for the nine months ended September 30, 2000.

Trust Services. Trust service fees increased $125,000 to $3.7 million for the nine months ended September 30, 2001 as compared to $3.5 million for the nine months ended September 30, 2000.

Real Estate Disposition Services. Real estate disposition services income decreased $969,000, or 34.1%, to $1.9 million for the nine months ended
September 30, 2001 as compared to $2.8 million for the nine months ended
September 30, 2000. Please see additional discussion regarding system enhancements and their effect on current

year real estate disposition services income under "--Comparison of Results of
Operations for the Quarters Ended September 30, 2001 and 2000--Real Estate
Disposition Services."

Gain on Sale of Loans and Mortgage-Backed Securities. Gain on sale of loans and mortgage-backed securities increased $466,000 to $1.5 million for the nine months ended September 30, 2001 as compared to $984,000 for the nine months ended September 30, 2000. Gain on the sale of loans can fluctuate significantly from quarter to quarter and from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell.

Gain on Sale of Mortgage Servicing Rights. Gain on sale of mortgage servicing rights was $435,000 for the nine months ended September 30, 2001 as compared to
$2.6 million for the nine months ended September 30, 2000. The mortgage servicing portfolio sold in 2001 was significantly smaller than the portfolio sold in 2000. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter and year to year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, we expect to at times pursue opportunistic sales of mortgage servicing rights. The current sale was undertaken to take advantage of aggressive pricing in the marketplace.

Loan Origination. Loan origination income increased $18.4 million to $22.9 million for the nine months ended September 30, 2001 as compared to $4.5 million for the nine months ended September 30, 2000. The increase resulted primarily from an increase in wholesale production to $2.5 billion for the nine months ended September 30, 2001 as compared to $286.1 million for the nine months ended
September 30, 2000. The increase is attributable to both the current interest rate environment which is favorable for loan origination and the Company's decision to increase its origination capabilities last year.

School Services. School services income increased $926,000, or 31.6%, to $3.9 million for the nine months ended September 30, 2001 as compared to $2.9 million for the nine months ended September 30, 2000. This increase was primarily due to an increase in the fee structure instituted by ABS for the 2000-2001 school year, as well as the addition of new schools.

Other Income. Other income decreased $568,000, or 11.7%, to $4.3 million for the nine months ended September 30, 2001 as compared to $4.9 million for the nine months ended September 30, 2000. The decrease in other income for the nine month period ended September 30, 2001 was primarily driven by a decrease in consulting income from a former subsidiary of the Company that was sold in August 2000.

Noninterest Expense. Noninterest expense increased $25.6 million, or 44.5%, to
$83.2 million for the nine months ended September 30, 2001 as compared to $57.6 million for the nine months ended September 30, 2000. This increase was predominantly due to increases in compensation and employee benefits expense, amortization of mortgage servicing rights and other general and administrative expense. The following table details the major components of noninterest expense for the periods indicated:
                                                                    Nine Months Ended
                                                                      September 30,
                                                                ---------------------------
                                                                    2001           2000
                                                                ------------   ------------
                                                                     (In thousands)

    Compensation and employee benefits.........................$    36,975    $    24,952
    Amortization of mortgage servicing rights..................     15,598          7,526
    Occupancy and equipment.....................................     4,842          3,420
    Postage and communication...................................     2,946          1,988
    Professional fees...........................................     2,153          3,692
    Data processing.............................................     2,127          1,784
    Other general and administrative............................    18,589         14,245
                                                                ------------   ------------
        Total..................................................$    83,230    $    57,607
                                                                ============   ============

Compensation and employee benefits increased $12.0 million, or 48.2%, to $37.0 million for the nine months ended September 30, 2001 as compared to $25.0 million for the nine months ended September 30, 2000. Matrix Financial's increased personnel costs, discussed in "--Comparison of Results of Operations for the Quarters Ended
                                       19

September 30, 2001 and 2000--Noninterest Expense," were responsible for approximately $11.0 million of the overall increase. The remainder was the result of growth at several of the Company's other subsidiaries.

Amortization of mortgage servicing rights increased $8.1 million, or 107.3%, to
$15.6 million for the nine months ended September 30, 2001 as compared to $7.5 million for the nine months ended September 30, 2000. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the lower interest rates prevalent in the market, prepayment speeds on our servicing portfolio have increased to an average of 22.3% for the nine months ended September 30, 2001 as compared to
12.0% for the nine months ended September 30, 2000.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other general and administrative expenses and excludes the $1.4 million impairment charge, increased $4.1 million, or 16.4%, to $29.2 million for the nine months ended September 30, 2001 as compared to $25.1 million for the nine months ended September 30, 2000. Approximately $2.0 million of the increase was attributable to increased production and servicing expenses at
Matrix Financial. The remainder was due to general growth and expansion within the Company, primarily at Matrix Financial.

Provision for Income Taxes. The provision for income taxes increased by $480,000 to $2.2 million for the nine months ended September 30, 2001 as compared to $1.7 million for the nine months ended September 30, 2000. Our effective tax rate was
32.6% for the nine months ended September 30, 2001 as compared to 37.0% for the nine months ended September 30, 2000. The decrease is due to the impact of the tax-exempt loans and leases originated by ABS.

Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs.
Average interest rate information for the quarters and nine months ended
September 30, 2001 and 2000 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

                                                  Quarter Ended                                                  Nine Months Ended
                                                  September 30,                                                    September 30,
                           ------------------------------------------------------------    --------------------------------------------------------------
                                      2001                            2000                            2001                             2000
                           ----------------------------    ----------------------------    ----------------------------    ------------------------------
                           Average              Average    Average              Average    Average              Average    Average              Average
                           Balance    Interest   Rate      Balance    Interest   Rate      Balance    Interest   Rate      Balance    Interest   Rate
                           --------   --------  -------    ---------  --------  -------    ---------  --------  -------    ---------  --------  -------
Assets                                                                        (Dollars in thousands)
Interest-earning assets:
  Loans, net.............$1,299,767  $  24,314    7.48% $1,043,332  $  22,610    8.67% $1,343,252 $   78,803    7.82%   1,078,414 $ 66,660    8.24%
  Mortgage-backed
    securities...........     2,279         38    6.67       74,082      1,417    7.65       21,471      1,253    7.78       36,832      2,079    7.53
  Interest-earning
    deposits.............    36,832        255    2.77       29,624        404    5.46       33,399        870    3.47       28,146      1,103    5.23
  Federal Home Loan
    Bank stock...........    21,337        196    3.67       23,967        392    6.54       24,422        845    4.61       23,135      1,463    8.43
                           ---------  --------  -------    ---------  --------  -------    ---------  --------  -------    ---------  --------- -------
  Total interest-earning
     assets.............. 1,360,215    24,803    7.29     1,171,005     24,823    8.48     1,422,544    81,771    7.66     1,166,527    71,305    8.15

Noninterest-earning
assets:
  Cash...................    25,867                          16,166                          23,007                          15,021
  Allowance for loan
    and valuation
    Losses...............    (9,170)                         (7,653)                        (8,906)                          (6,997)
  Premises and equipment.    24,870                           8,435                          14,814                          10,049
  Other assets...........   130,002                         112,493                         140,109                         116,855
                           ---------                       ---------                       ---------                       ---------
    Total
    noninterest-earning
    assets...............   171,569                         129,441                         169,024                         134,928
                          ---------                       ---------                       ---------                       ---------
    Total assets........$ 1,531,784                     $ 1,300,446                     $ 1,591,568                     $ 1,301,455
                          =========                       =========                       =========                       =========

Liabilities & Shareholders' Equity

Interest-bearing liabilities:
  Passbook accounts......$    3,511         26    2.96   $    3,140         27    3.44   $    3,257         80    3.27   $    2,970         76    3.41
  Money market and NOW
    accounts                267,057      1,513    2.27      152,426        904    2.37      228,584      4,007    2.34      155,129      2,727    2.34
  Certificates of deposit.  497,814      7,442    5.98      322,850      5,133    6.36      500,675     23,149    6.16      366,309     16,726    6.09

  Federal Home Loan Bank
    Borrowings...........   239,534      2,355    3.93      433,478      7,324    6.76      353,369     13,558    5.12      408,740     19,189    6.26
  Borrowed money.........   188,267      4,132    8.78      153,920      3,644    9.47      193,271     11,846    8.17      153,036     10,851    9.45
                           ---------  --------  -------    ---------  --------  -------    ---------  --------  -------    ---------  --------- -------
    Total interest-bearing
      liabilities........  1,196,183    15,468    5.17     1,065,814    17,032    6.39     1,279,156    52,640    5.49     1,086,184    49,569    6.08
                           ---------  --------  -------    ---------  --------  -------    ---------  --------  -------    ---------  --------- -------

Noninterest-bearing
liabilities:
  Demand deposits
    (including
    Custodial escrow
    balances).............  226,897                         150,369                         199,671                         133,994
  Other liabilities.......   42,195                          20,897                          47,395                          18,874
                           ---------                       ---------                       ---------                       ---------
    Total noninterest-
      bearing liabilities.. 269,092                         171,266                         247,066                         152,868
Shareholders' equity.......  66,509                          63,366                          65,346                          62,403
                           ---------                       ---------                       ---------                       ---------

Total liabilities and
shareholders' Equity.....$1,531,784                     $ 1,300,446                     $ 1,591,568                     $ 1,301,455
                          =========                       =========                       =========                       =========
Net interest income before
   provision for loan
   and valuation losses...$   9,335                      $    7,791                      $   29,131                      $   21,736
                           ========                        ========                        ========                        =========

Interest rate spread..........................    2.12%                          2.09%                          2.17%                          2.07%
                                                =======                         =======                         =======                         =======

Net interest margin..........................     2.75%                          2.66%                          2.73%                          2.48%
                                                =======                         =======                         =======                         =======

Ratio of average interest-earning
   assets to Average interest-bearing
   liabilities...............................   113.71%                        109.87%                        111.21%                        107.40%
                                                =======                         =======                         =======                         =======

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

                                          Quarter Ended                     Nine Months Ended
                                          September 30,                       September 30,
                                          2001 vs. 2000                       2001 vs. 2000
                                ----------------------------------  -----------------------------------

                                                 Increase (Decrease) Due to Change in
                                -----------------------------------------------------------------------

                                 Volume       Rate        Total      Volume        Rate        Total
                                ----------  ----------  ----------  ----------   ----------  ----------

                                                            (In thousands)

Interest-earning assets:
  Loans, net..................$    5,077  $   (3,373) $    1,704  $   15,695   $   (3,552) $   12,143
  Mortgage-backed securities...   (1,211)       (168)     (1,379)       (938)         112        (826)
  Interest-earning deposits....       82        (231)       (149)        182         (415)       (233)
  FHLB stock...................      (39)       (157)       (196)         41         (659)       (618)
                                ----------  ----------  ----------  ----------   ----------  ----------
     Total interest-earning
        assets.................    3,909      (3,929)        (20)     14,980       (4,514)     10,466

Interest-bearing liabilities:
  Passbook accounts............        3          (4)         (1)          7           (3)          4
  Money market and NOW
    accounts...................      648         (39)        609       1,284           (4)      1,280
  Certificates of deposit......    2,632        (323)      2,309       6,224          199       6,423
  FHLB borrowings..............   (2,567)     (2,402)     (4,969)     (2,402)      (3,229)     (5,631)
  Borrowed money...............      769        (281)        488       2,599       (1,604)        995
                                ----------  ----------  ----------  ----------   ----------  ----------

     Total interest-bearing
        liabilities............     1,485      (3,049)     (1,564)      7,712       (4,641)      3,071
                                ----------  ----------  ----------  ----------   ----------  ----------

Change in net interest income
   before provision
   for loan and valuation
   losses...................... $    2,424  $     (880) $    1,544  $    7,268   $      127  $    7,395
                                ==========  ==========  ==========  ==========   ==========  ==========

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

                                                  September 30,    December 31,       September 30,
                                                     2001              2000               2000
                                                 ------------      --------------      -------------
                                                               (Dollars in thousands)
Nonaccrual residential mortgage loans.......      $   20,445      $       22,592      $      21,373                                        $
Nonaccrual commercial real estate,
  commercial loans and school financing.....           5,728               5,792              1,477
Nonaccrual consumer loans...................             123                 132                118
                                                 ------------      --------------      -------------
  Total nonperforming loans.................          26,296              28,516             22,968
Foreclosed real estate......................           3,272               2,646              2,687
                                                 ------------      --------------      -------------
  Total nonperforming assets................     $    29,568      $       31,162      $      25,655                                        $
                                                 ============      ==============      =============

                                                  September 30,    December 31,       September 30,
                                                     2001              2000               2000
                                                 ------------      --------------      -------------
                                                               (Dollars in thousands)

Total nonperforming loans to total loans....            2.08%             2.54%            1.97%
                                                 ============      ==============      =============
Total nonperforming assets to total assets..            1.93%             2.20%            1.88%
                                                 ============      ==============      =============
Ratio of  allowance  for loan and  valuation
  losses to total nonperforming loans.......           35.50%            30.09%           35.78%
                                                 ============      ==============      =============

We accrue interest on government-sponsored loans such as Federal Housing
Administration insured and Veteran's Administration guaranteed loans which are past due 90 or more days, as the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $74.7 million, $101.1 million and $100.3 million at September 30, 2001, December 31,
2000 and September 30, 2000, respectively. Nonaccrual mortgage loans as a percentage of total loans were 1.7% at September 30, 2001, 2.1% at December 31,
2000 and 1.8% at September 30, 2000.

A significant amount of the nonaccrual residential loans pertain to several portfolios which we acquired from Harbor Financial Mortgage Corporation
("Harbor"). The first is a sub-prime residential portfolio that we acquired on a scheduled interest and scheduled principal remittance with full recourse to
Harbor. In October 1999, however, Harbor declared bankruptcy and the servicing was transferred to us. The total principal balance of the sub-prime portfolio was $9.0 million at September 30, 2001, and approximately $2.5 million was 90 or more days delinquent at that time. The second portfolio consists of $8.8 million in loans at September 30, 2001, of which $3.6 million in loans were 90 days or more delinquent at that time. Recorded against the $8.8 million of loans, we have $1.9 million of discounts.

The nonaccrual commercial real estate, commercial loans and school financing at
September 30, 2001 excludes $4.5 million related to portions of SBA loans guaranteed by the federal government. We continue to accrue interest on the guaranteed portions up to 120 days, as the interest on them is insured by the federal government. An acquisition of a $22.9 million loan portfolio, which was originated by the third party seller under Small Business Administration standards, has caused an increase in delinquencies of our commercial and commercial real estate loans. In addition, approximately $4.2 million of commercial and unguaranteed SBA loans that were nonaccrual loans in the above table at September 30, 2001 are secured by real estate.

At September 30, 2001, $17.6 million, or 57.2%, of the nonaccrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale." Total loans held for sale at September 30, 2001 were $1.1 billion, of which $22.4 million, or 2.1%, were nonaccrual loans.

The percentage of the allowance for loan losses to nonaccrual loans varies widely due to the nature of our portfolio of loans. The potential loss exposure on our nonperforming, homogeneous residential loan portfolio is generally determined based on prior loss history for comparable loans. Our nonperforming, nonhomogeneous loans are individually reviewed for potential impairment to determine the potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "--Comparison of Results of
Operations for the Quarters Ended September 30, 2001 and 2000."

Liquidity and Capital Resources

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The trend of net cash used by our operating activities for the nine months ended
September 30, 2001 results primarily from growth at Matrix Financial resulting from the increase in loan origination volume. We do not anticipate the trend to continue for the foreseeable future. We expect that the net loans originated
(loans originated less loans sold) at Matrix Financial in the foreseeable future will actually decrease as the loan sales catch up to the loan originations.

The Company has a bank stock loan agreement, which consists of two components, a
$10.0 million term loan and a revolving line of credit of $10.0 million. As of
September 30, 2001, the balance of the term loan was $8.9 million and the balance of the revolving line of credit was $0.

During the first quarter, the Company raised $12.0 million of proceeds through the issuance of trust preferred securities. The net proceeds to the Company were
$11.6 million at an interest rate of 10.18%. In July 2001, the Company raised an additional $15.0 million of proceeds through the issuance of trust preferred securities. The net proceeds to the Company were $14.5 million at an interest rate of 10.25%. The proceeds from both trust preferred issuances will be used to pay down existing debt and for other general corporate purposes, including any capital needs or requirements of our individual subsidiaries.

Matrix Bank's future growth is expected to be achieved through retail deposit growth, brokered deposits, borrowings from the Federal Home Loan Bank, custodial deposits from affiliates and deposits directed to Matrix Bank by third party institutions. Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the Federal Home Loan Bank as its primary source for borrowings. At September 30, 2001, Matrix Bank had overnight and term borrowings from the Federal Home Loan Bank of $326.4 million. Matrix
Bank also utilizes brokered deposits as a source of liquidity. The balance of brokered deposits at September 30, 2001 was $291.5 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur.

Matrix Bank, a well capitalized institution, had a leverage capital ratio of
6.7% at September 30, 2001. This exceeded the well capitalized leverage capital requirement of 5.0% of adjusted assets by $24.0 million. Matrix Bank's risk-based capital ratio was 11.5% at September 30, 2001, which currently exceeds the well capitalized risk-based capital requirement of 10.0% of risk-weighted assets by $13.0 million.

Additionally, in June 2001, Matrix Bank paid approximately $11.5 million for a building in Denver, Colorado, related to the relocation of it's domicile.
Subsequent to the acquisition, Matrix Bank was notified of the intent of the
City and County of Denver to condemn the building in connection with its planned expansion of the Denver Convention Center. In October 2001, the condemnation proceedings were held. The City and County of Denver was granted possession of the building in consideration of a payment totaling $15 million, approximately
$14.6 million of which has been received by Matrix Bank as of November 1, 2001.
The remaining $400,000 remains in escrow pending resolution of a claim by one of the tenants of the building.

Matrix Financial's principal source of funding for its loan origination business consists of a warehouse line of credit provided to Matrix Financial by Matrix
Bank. Additionally, we have a warehouse line of credit provided to Matrix
Financial by an unaffiliated financial institution. As of September 30, 2001,
Matrix Financial had a $80.0 million warehouse line of credit facility provided by an unaffiliated financial institution. As of September 30, 2001, $47.3 million was available to be utilized. Additionally, we have a financing line provided to ABS by third party institutions.

Our principal source of funding for school financing are internal capital, a line of credit facility and a grantor trust with an unaffiliated financial institution. Amounts available under the line of credit facility and the grantor trust are at the lender's sole discretion.

In the ordinary course of business, we make commitments to originate residential mortgage loans and hold originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the loans being held for delivery. We mitigate this risk through the use of mandatory and best effort forward commitments to sell loans. As of September 30, 2001, we had $1.0 billion in pipeline and funded loans offset with mandatory forward commitments of $811.2 million and best effort forward commitments of $72.0 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of
Operations" for Quantitative and Qualitative Disclosures about Market Risk.

                           Part II - Other Information
Item 1. Legal Proceedings

In early 1999, Matrix Bancorp and Matrix Bank instituted an arbitration action with the American Arbitration Association in Phoenix, Arizona against Fidelity
National Financial, Inc. The arbitration action arose out of an alleged breach by Fidelity of a Merger Termination Agreement entered into between Matrix
Bancorp and Fidelity in connection with the termination of their proposed merger. The arbitration panel has ruled that the entire Merger Termination
Agreement was unenforceable. Matrix Bancorp and Matrix Bank filed an appeal of the arbitration panel's decision in federal district court in Phoenix, Arizona, which has been denied. Fidelity has initiated a second arbitration to determine the validity of a release given in connection with the Merger Termination
Agreement. Matrix Bancorp and Matrix Bank are investigating their options relating to this matter.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

4.1 *o  Amendment  No. 1 to the 1996  Amended and Restated  Employee  Stock Option
        Plan of the Registrant

4.2 *o  Amendment No. 2 to the 1996 Amended and Restated Employee Stock
        Option Plan of the Registrant (replaces in its entirety Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, which contained ministerial errors)

10.1*   Fourth Amendment to Credit Agreement, dated as of June 29, 2001, between
        Matrix Financial Services Corporation, as borrower, U.S. Bank National
        Association, as agent, and certain lenders, as lenders

(b)     Reports on Form 8-K

-   None
----------------------
* Filed herewith.
o Management contract or compensatory plan or arrangement.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MATRIX BANCORP, INC.

Dated:     November 14, 2001                    /s/  Guy A. Gibson
           -----------------------------        -------------------------------------
                                                   Guy A. Gibson
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

Dated:     November 14, 2001                    /s/  David W. Kloos
           -----------------------------        -------------------------------------
                                                   David W. Kloos
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Accounting and
                                                   Financial Officer)

