Form 10-K
period 2001-12-31
MATRIX BANCORP INC
filed 2002-03-14
CIK 944725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 4, 2002, 6,518,604 shares of common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price of such stock on the NASDAQ National Market on March 4, 2002, was $30,870,893. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held May 17, 2002 are incorporated by reference into Part III of this Form 10-K.


                                                        TABLE OF CONTENTS                                              Page
                                                                                                                       ----


                                                             PART I

    Item 1.       Business.....................................................................................           3
    Item 2.       Properties...................................................................................          24
    Item 3.       Legal Proceedings............................................................................          25
    Item 4.       Submission of Matters to a Vote of Security Holders..........................................          27

                                                             PART II

    Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters........................          27
    Item 6.       Selected Financial Data......................................................................          28
    Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations........          28
    Item 7A.      Quantitative and Qualitative Disclosures about Market Risk...................................          52
    Item 8.       Financial Statements and Supplementary Data..................................................          52
    Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.........          52

                                    PART III

    Item 10.      Directors and Executive Officers of the Registrant...........................................          52
    Item 11.      Executive Compensation.......................................................................          52
    Item 12.      Security Ownership of Certain Beneficial Owners and Management...............................          52
    Item 13.      Certain Relationships and Related Transactions...............................................          52

                                                             PART IV

    Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................          52


                                     PART I

Item 1.  Business

Matrix Bancorp, Inc.

     General. Matrix Bancorp, Inc. (occasionally referred to in this document, on a consolidated basis, as "us," "we," the "Company" or similar terms), is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, mortgage banking, trust and clearing activities, lending activities and other fee-based services. Our traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. Our mortgage banking activities consist of purchasing and selling residential mortgage loans and residential mortgage servicing rights; offering brokerage, consulting and analytical services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; originating residential mortgages; and providing real estate management and disposition services. Our trust and clearing activities focus primarily on offering specialized custody and clearing services to banks, trust companies, broker-dealers, third party administrators and investment professionals, as well as the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. Our other fee-based services and lending activities include providing outsourced business services, such as budgeting, governmental reporting, accounts payable, payroll, facility and safety management and comprehensive insurance programs to charter schools. We also offer financing to charter schools for the purchase of school sites and equipment.

         Matrix Bancorp was incorporated in Colorado in June 1993 and was formerly called "Matrix Capital Corporation." The trading symbol for our common stock on The Nasdaq National Market is "MTXC."

The Subsidiaries

      Our  core  business   operations  are  conducted   through  the  operating
subsidiaries and an investment in a settlement and clearing operation described below.

     Matrix Capital Bank. With offices in New Mexico, Arizona and Colorado, Matrix Bank serves its local communities by providing a broad range of personal and business depository services, offering residential loans and providing consumer and commercial real estate loans, including Small Business Administration loans. In 2001, Matrix Bank decided to relocate its domicile from Las Cruces, New Mexico to Denver, Colorado. The relocation is anticipated to be complete in the second quarter of 2002. Matrix Bank intends to offer all of its existing banking services in the Denver market.

     Matrix Bank holds the noninterest-bearing custodial escrow deposits related to the residential mortgage loan portfolio serviced by Matrix Financial Services Corporation, the interest-bearing money market accounts administered by Sterling Trust Company and the deposits resulting from transactions in which Matrix Bank acts as the clearing bank for clients of Matrix Settlement & Clearance Services, L.L.C. These deposits, as well as other traditional deposits, are used primarily to fund our mortgage origination activity, as well as bulk purchases of residential mortgage loan portfolios throughout the United States, a substantial portion of which are serviced for Matrix Bank by Matrix Financial following their purchase. As of December 31, 2001, Matrix Bank had total assets of $1.5 billion.

     Matrix Bank and several of our other subsidiaries have significant experience in purchasing and originating mortgage loans, have familiarity with real estate markets throughout the United States and have traditionally had access to relatively low-cost deposits. We believe that the resulting knowledge and activities permit Matrix Bank to manage its funding and capital position in a way that enhances its performance.

     Matrix Financial Services Corporation. Matrix Financial, which became a wholly owned subsidiary of Matrix Bank in August 2000, originates mortgage loans through its wholesale loan origination network, acquires mortgage servicing rights on a nationwide basis through purchases in the secondary market and services the loans underlying the purchased mortgage servicing rights and a portion of our originated mortgage servicing rights.

     As of December 31, 2001, Matrix Financial serviced 86,155 borrower accounts representing $5.7 billion in principal balances, excluding $889.0 million in subservicing for companies that are unaffiliated with us. Many of these accounts were seasoned loans having lower principal and higher custodial escrow balances than newly originated mortgage loans. As a servicer of mortgage loans, Matrix Financial generally is required to establish custodial escrow accounts for the deposit of borrowers' payments. These custodial accounts are maintained at Matrix Bank. At December 31, 2001, the custodial escrow accounts related to our servicing portfolio maintained at Matrix Bank were $129.7 million.

     During 2001, Matrix Financial originated $3.6 billion in residential mortgage loans primarily through its regional wholesale production offices located in Atlanta, Chicago, Dallas, Denver, Houston, Phoenix, Sacramento, Santa Ana and St. Louis. The mortgage loans originated by Matrix Financial are typically sold in the secondary market.

     Matrix Capital Markets, Inc. Matrix Capital Markets, formerly known as United Financial, Inc., provides brokerage and consulting services to financial institutions and financial services companies in the mortgage banking industry. These services include:

     o the brokering and analysis of residential mortgage loan servicing rights and residential mortgage loans;
     o corporate and mortgage loan servicing portfolio valuations, which includes the "mark-to-market" valuation and analysis required under Statements of Financial Accounting Standards No. 133 and No. 140; and
     o to a lesser extent, consultation and brokerage services in connection with mergers and acquisitions of mortgage banking entities.

     Matrix Capital Markets provides brokerage services to the mortgage banking entities of several of the nation's largest financial institutions. During 2001, Matrix Capital Markets brokered the sale of 25 mortgage loan servicing portfolios totaling $23.9 billion in outstanding mortgage loan principal balances.

     Matrix Capital Markets' volume of brokerage activity and the expertise of its analytics department give us access to a wide array of information relating to the mortgage banking industry, including emerging market trends, prevailing market prices, pending regulatory changes and changes in levels of supply and demand. Consequently, we are often able to identify certain types of mortgage loan and mortgage loan servicing portfolios that are well suited to our particular servicing platform, investment objectives and unique corporate structure.

     First Matrix Investment Services Corp. First Matrix, which became a wholly owned subsidiary of Matrix Capital Markets in October 2001, is registered with the National Association of Securities Dealers ("NASD") as a fully disclosed broker-dealer, with its headquarters in Denver, Colorado and branch offices in Fort Worth, Texas and Memphis Tennessee. First Matrix offers brokerage service related to a wide range of investment options for both individual and institutional investors, including stocks, bonds, mutual funds and fixed income and debt securities, as well as providing investment banking services focusing on fixed income products. The Fort Worth office focuses primarily on long-term investing and retirement planning for individuals. The Denver office assists primarily financial institutions in managing their investment portfolios. Denver's client base currently consists of more than 500 banks throughout the United States. The Memphis office, which focuses on the acquisition, brokering and sale of SBA loan pools, began its operations in the fourth quarter of 2001.

     Matrix Asset Management Corporation. Matrix Asset Management provides nationwide real estate management and disposition services on foreclosed properties owned by financial services companies and financial institutions. In addition to the unaffiliated clients currently served by Matrix Asset Management, Matrix Financial utilizes Matrix Asset Management to handle the disposition of foreclosed real estate for which it is responsible as servicer. As of December 31, 2001, Matrix Asset Management had approximately 1,100 foreclosed properties under its management.

     Matrix Asset Management also provides limited collateral valuation opinions to clients that are interested in assessing the value of the collateral underlying mortgage loans, as well as to clients such as Matrix Bank and other third party mortgage loan buyers evaluating potential bulk purchases of mortgage loans.

      Sterling Trust Company. Sterling Trust, headquartered in Waco, Texas, was incorporated in 1984 as a Texas non-bank trust company specializing in the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. As of December 31, 2001, Sterling Trust administered approximately 41,300 accounts, with assets under administration of over $6.0 billion. As of December 31, 2001, approximately $120.4 million of the $6.0 billion represented money market deposits held at Matrix Bank.

     ABS School Services, L.L.C. ABS School Services (sometimes referred to hereafter collectively with its subsidiaries as "ABS") provides outsourced business services to charter schools. Charter schools are public schools that are an alternative to traditional public schools. As of December 31, 2001, ABS provided its services to approximately 125 schools. The primary services offered include fund accounting, cash management, budgeting, governmental reporting, payroll and accounts payable. ABS also offers administrative and instructional leadership and consults with schools and offers assistance in the following areas: facility and safety management, technology, policy development, grant administration and comprehensive insurance programs. Additionally, ABS has a financing division, which offers financing to charter schools for the purchase of school sites and equipment.

     Matrix Settlement & Clearance Services, L.L.C. Matrix Settlement & Clearance Services, is a joint venture in which we own a 45% equity interest. Matrix Settlement & Clearance Services provides automated clearing of mutual funds utilizing the National Securities Clearing Corporation's Fund/SERV and Defined Contribution Clearance & Settlement platform for banks, trust companies, third party administrators and registered investment advisors. For the year ended December 31, 2001, Matrix Settlement & Clearance Services had $3.5 million of revenues and a net loss of approximately $400,000. Effective January 2, 2002, Matrix Settlement & Clearance Services' wholly owned subsidiary, MSCS Financial Services, LLC, began operations as a NASD registered broker-dealer.

     As of December 31, 2001, Matrix Settlement & Clearance Services had 56 clients under contract. These clients administer approximately $7.6 billion in funds that would be eligible for inclusion in the automated clearing environment of the National Securities Clearing Corporation. Matrix Settlement & Clearance Services has developed relationships with several Matrix Bancorp subsidiaries to assist in the performance of services for its customers. For example, Matrix Bank, as the National Securities Clearing Corporation member, serves as the settlement bank for Fund/SERV transactions and provides banking services for certain Matrix Settlement & Clearance Services customers. This relationship helps generate low-cost deposits for Matrix Bank. As of December 31, 2001, Matrix Settlement & Clearance Services' clients had $54.3 million of deposits at Matrix Bank.

Lending Activities

     Purchase and Sale of Bulk Loan Portfolios. In addition to our mortgage loan origination and servicing-related activities, which are discussed under "--Residential Mortgage Loan Origination" and "Mortgage Servicing Activities," respectively, we traditionally make bulk purchases of residential mortgage loans in the secondary market through Matrix Bank. We believe that our structure provides advantages over our competitors in the purchase of bulk mortgage loan packages. In particular:

o Matrix Capital Markets, through its networking within the mortgage banking and financial services industries, is able to refer companies that are interested in selling mortgage loan portfolios directly to Matrix Bank. This direct contact reduces the number of portfolios that must be purchased through competitive bid situations, thereby reducing the cost associated with the acquisition of bulk residential mortgage loan portfolios; and
o Matrix Bank's subsidiary, Matrix Financial, provides servicing advantages that a typical "stand-alone" community bank does not possess. Matrix Financial acts as a subservicer for a majority of Matrix Bank's mortgage loan portfolio. Because Matrix Financial services loans throughout the entire United States, Matrix Bank can acquire various types of loans secured by property located in any of the fifty states.

     Substantially all of the residential mortgage loans that Matrix Bank acquires are classified as held for sale. This accounting classification requires Matrix Bank to carry the loans at the lower of aggregate cost or market. The purchased loan portfolios typically include both fixed and adjustable rate mortgage loans. Although Matrix Bank reviews many loan portfolios for prospective acquisition, it focuses on acquiring seasoned first lien priority loans secured primarily by one-to-four single-family residential properties with unpaid principal balances of less than $500,000. To the extent that adjustable rate loans are available, Matrix Bank generally targets adjustable over fixed rate portfolios. Due to the accounting treatment required, we believe that the focus on seasoned and adjustable rate products is generally expected to reduce the effect of changing interest rates on the portfolio's market value.

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

     In the past, Matrix Bank has purchased nonperforming Federal Housing Administration and Veteran's Administration loans from third party sellers. The Department of Housing and Urban Development ("HUD") generally guarantees the majority of principal and interest on these nonperforming loans. These loans are at fixed rates and have a relatively short average life since the loans are typically liquidated through the foreclosure and subsequent claim process with HUD. As of December 31, 2001, Matrix Bank owned $68.3 million of these loans.

     Matrix Bank performs due diligence on each mortgage loan portfolio that it desires to purchase on a bulk basis. These procedures consist of analyzing a representative sample of the mortgage loans in the portfolio and are typically performed by Matrix Bank employees, but occasionally are outsourced to third party contractors. The underwriter takes into account many factors and statistics in analyzing the sample of mortgage loans in the subject portfolio, including: the general economic conditions in the geographic area or areas in which the underlying residential properties are located; the loan-to-value ratios on the underlying loans; and the payment histories of the borrowers. In addition, the underwriter attempts to verify that each sample loan conforms to the standards for loan documentation set by Fannie Mae and Freddie Mac. In cases where a significant portion of the sample loans contain nonconforming documentation, Matrix Bank assesses the additional risk involved in purchasing the loans. This process helps Matrix Bank determine whether the mortgage loan portfolio meets its investment criteria and, if it does, the range of pricing that is appropriate.

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

     During the year ended December 31, 2001, we made bulk purchases of mortgage loans of approximately $105.9 million and made bulk sales of approximately $76.1 million for a net gain on sale of bulk mortgage loans of $960,000.

      Residential Mortgage Loan Origination. We originate residential mortgage loans on a wholesale basis through Matrix Financial and on a retail basis through both Matrix Financial and Matrix Bank. Matrix Financial originated a total of $3.6 billion in residential mortgage loans for the year ended December 31, 2001.

     Wholesale Originations. Matrix Financial's primary source of mortgage loan originations is its wholesale division, which originates mortgage loans through approved independent mortgage loan brokers. These brokers qualify to participate in Matrix Financial's program through a formal application process that includes an analysis of the broker's financial condition and sample loan files, as well as the broker's reputation, general lending expertise and references. As of December 31, 2001, Matrix Financial had approved relationships with approximately 2,000 mortgage loan brokers. From Matrix Financial's offices in Atlanta, Chicago, Dallas, Denver, Houston, Phoenix, Sacramento, Santa Ana and St. Louis, the sales staff solicits mortgage loan brokers throughout the Southeastern, Western, Midwestern and Rocky Mountain areas of the United States for mortgage loans that meet Matrix Financial's criteria.

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

     To supplement our product offerings made through our wholesale loan origination network, we offer a program tailored to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources. The borrowers who need this type of loan product often have impaired or unsubstantiated credit histories and/or unverifiable income and require or seek a high degree of personalized service and swift response to their loan applications. As a result, these borrowers generally are not adverse to paying higher interest rates for this loan product type, as compared to the interest rates charged by conventional lending sources. We have established classifications with respect to the credit profiles of these borrowers. The classifications range from Alternative A through D depending upon a number of factors, including the borrower's credit history and employment status. During 2001, Matrix Financial originated $135.8 million of Alternative A through D credit residential mortgage loans, the majority of which were sold to unaffiliated third party investors on a nonrecourse basis. All current originations of Alternative A through lesser quality credit loans are originated under third party investor guidelines and are generally sold monthly in bulk loan portfolios. This method of sale generally provides better execution as compared to selling individual loans.

     In 2000, Matrix Financial acquired a servicing portfolio and production platform in Missouri. The production platform specializes in the origination of loans under a first-time home buyer program. Under this program, first-time home buyers are able to obtain loans at rates that are generally below market. The funding for the loans is available as a result of bond issues through various state and local governmental units, such as Missouri Housing Authority. As master servicer under the bond programs, Matrix Financial purchases the loans from the originator, principally other financial institutions or mortgage brokers. Once acquired by Matrix Financial, the loans under the specific bond programs are packaged and Government National Mortgage Association securities are issued to the bond trustees under the programs. Our contract with the Missouri Housing Authority expired without renewal relative to our capacity to act as master servicer for any bond series issued after August 1, 2001. We will continue, however, to service prior bond series until such a time as the series is no longer outstanding under the indenture.

     For strategic purposes, Matrix Financial's management has increased its emphasis on wholesale originations by opening two new production offices in 2000 and another in January 2001, acquiring a servicing and production platform and hiring additional administrative and production staff at existing offices. In low or decreasing interest rate environments, increased loan origination volumes, which result in increased fee income, can act as an economic hedge against decreases in interest income and the decreasing value of mortgage servicing portfolios caused by increased prepayments, which reduces revenues.

     Retail Originations. Matrix Bank originates residential loans on a retail basis through its branches in Las Cruces, New Mexico and Sun City, Arizona. Matrix Bank's lending office in Evergreen, Colorado primarily originates residential construction loans and commercial loans in the local market place. We attempt to convert the construction loans funded through the Evergreen office into permanent mortgage loans. The retail loans originated by Matrix Bank consist of a broad range of residential loans, at both fixed and adjustable rates, consumer loans and commercial real estate loans. Once Matrix Bank completes its change of domicile, we anticipate that the Evergreen office will consolidate with the new office in Denver, Colorado with no interruption in services.

     Matrix Financial has also developed a retention center that focuses on the solicitation of our servicing portfolio and third-party owned servicing portfolios for refinancing opportunities. The goal is to identify those borrowers which are likely to refinance and have them refinance with Matrix Financial. If the refinanced loan replaces a loan that comprises part of our servicing portfolio, we have effectively preserved a portion of our servicing portfolio and the periodic servicing fees resulting therefrom, as the borrower would have been likely to refinance with an unaffiliated lender if not with us, which would result in a loss of the servicing income that results from servicing the loan.

     Quality Control. We have a loan quality control process designed to ensure sound lending practices and compliance with Fannie Mae, Freddie Mac, Ginnie Mae and applicable private investor guidelines. Prior to funding any wholesale or retail loan, we perform a verbal or written verification of employment as required by investor programs and utilize a detailed checklist to ensure accuracy of documentation. In addition, on a monthly basis, we select 10% of all closed loans for a detailed audit conducted by our own personnel or a third party service provider. The quality control process entails performing a complete underwriting review and independent re-verification of all employment information, tax returns, source of down payment funds, bank accounts and credit. Furthermore, 10% of the audited loans are chosen for an independent field review and standard factual credit report. All discovered deficiencies in these audits are reported to our senior management to determine trends and additional training needs. We then address and cure all resolvable issues. We also perform a quality control audit on all early payment defaults, first payment defaults and 60-day delinquent loans, the findings of which are reported to the appropriate investor and/or senior management.

     Sale of Originated Loans. We generally sell the residential mortgage loans that we originate. Under ongoing programs established with Fannie Mae, Freddie Mac and Ginnie Mae, conforming conventional and government loans may be sold on a cash basis or pooled by us and exchanged for securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We then sell these securities to national or regional broker-dealers. Mortgage loans sold to Fannie Mae, Freddie Mac or Ginnie Mae are sold on a nonrecourse basis, except for standard representations and warranties, so that foreclosure losses are generally borne by Fannie Mae, Freddie Mac or Ginnie Mae and not by us.

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

     In connection with our residential mortgage loan originations and sales, we make customary representations and warranties. Our experience has been that giving such representations and warranties have not resulted in material repurchases. However, there can be no assurance that we will not be required to make a significant repurchase in the future or that losses will not occur in the future due to the representations and warranties made.

     The sale of mortgage loans may generate a gain or loss for us. Gains or losses result primarily from two factors. First, we may make a loan to a borrower at a rate resulting in a price that is higher or lower than we would receive if we had immediately sold the loan in the secondary market. These price differences occur primarily as a result of competitive pricing conditions in the primary loan origination market. Second, gains or losses may result from changes in interest rates that consequently change the market value of the mortgage loans. The change in the market value of the mortgage loans may occur after the price commitment is given to the borrower and before the time that the mortgage loan is sold to the investor. Net gains and losses on originated loans sold are recorded in loan origination income.

     In order to hedge against the interest rate risk resulting from these timing differences, we historically have committed to sell all closed originated mortgage loans held for sale and a portion of the mortgage loans that are not yet closed but for which the interest rate has been established, sometimes referred to in this document as "pipeline loans." We adjust our net commitment position daily either by entering into new commitments to sell or by buying back commitments to sell depending upon our projection of the portion of the pipeline loans that we expect to close. These projections are based on numerous factors, including changes in interest rates and general economic trends. The accuracy of the underlying assumptions bears directly upon the effectiveness of our use of forward commitments and subsequent profitability. In addition, during the second half of 2000, we began selling a portion of our pipeline loans, both conforming and nonconforming, to third party investors on a best efforts basis. By selling the loans on a best efforts basis, we significantly reduce our hedging risk. The market value of loans committed for sale is determined based on the related forward loan sale commitments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Risk Sensitive Assets and Liabilities" for information on our adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

     Commercial and Other Lending. We have sought to diversify and enhance the yield of our loan portfolio by originating commercial and, to a lesser extent, consumer loans and by offering a full range of lending products to our customers. The Company offers a variety of commercial loan products, including: single-family construction loans; commercial real estate loans; business and SBA loans; and financing to charter schools for the purchase of real estate and equipment. Matrix Bank's loan production office in Evergreen, Colorado, a suburb of Denver, principally originates single-family construction and commercial real estate loans. Matrix Bank's office in Las Cruces, New Mexico also originates a portion of these loans. ABS performs underwriting and funding of financings for charter schools.

     Matrix Bank's SBA division, located in Denver, Colorado, offers the following loan products: SBA 7a loans; first trust deed loans senior to SBA 504 debentures; first trust deed companion loans senior to SBA 7a loans; and Business and Industry Guaranteed Loans offered through the United States Department of Agriculture. Matrix Bank has received preferred lender status under the SBA program in the Colorado market area, and is anticipating expansion of that designation in New Mexico, Utah, Oregon, Idaho and Las Vegas, Nevada during 2002. Preferred lender status allows Matrix Bank to approve
SBA-guaranteed loan applications without prior review from the SBA, thereby accelerating the approval process for small business loan applications. Preferred lenders also are granted unilateral servicing powers over the term of those loans. During 2001, Matrix Bank originated $26.1 million SBA loans.

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

     ABS offers financing to charter schools located primarily in Arizona, Colorado, Florida and Texas for the purchase of real estate, modular space and equipment. The offered financing is generally fully amortizing and completed on a tax-exempt basis. On occasion, we also provide cash flow loans to charter schools. During 2001, we funded $27.1 million loans to charter schools and, as of December 31, 2001, we had a total of $59.5 million loans to charter schools. Charter school financing involves inherent risks such as:

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

Mortgage Servicing Activities

     Residential Mortgage Loan Servicing. We conduct our residential mortgage loan servicing activities exclusively through Matrix Financial including the residential mortgage loan servicing that Matrix Financial provides as subservicer for Matrix Bank's servicing portfolio. At December 31, 2001, Matrix Financial serviced approximately $5.7 billion of mortgage loans, excluding $889.0 million subserviced for companies that are not affiliated with us.

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

     As compensation for its mortgage servicing activities, Matrix Financial receives servicing fees, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. In the event of default by the borrower, Matrix Financial receives no servicing fees until the default is cured. At December 31, 2001, Matrix Financial's annual weighted-average servicing fee was 0.39%.

     Servicing is provided on mortgage loans on a recourse or nonrecourse basis. Our policy is to accept only a limited number of servicing assets on a recourse basis. As of December 31, 2001, on the basis of outstanding principal balances, less than 1% of our owned mortgage servicing contracts involved recourse servicing. To the extent that servicing is done on a recourse basis, we are exposed to credit risk with respect to the underlying loan in the event of a repurchase. Additionally, many of our nonrecourse mortgage servicing contracts owned require us to advance all or part of the scheduled payments to the owner of the mortgage loan in the event of a default by the borrower. Many owners of mortgage loans also require the servicer to advance insurance premiums and tax payments on schedule even though sufficient escrow funds may not be available. Therefore, we must bear the funding costs associated with making such advances. If the delinquent loan does not become current, these advances are typically recovered at the time of the foreclosure sale. Foreclosure expenses, which may include legal fees or property maintenance, are generally not fully reimbursable by Fannie Mae, Freddie Mac or Ginnie Mae, for which agencies we provide significant amounts of mortgage loan servicing. As of December 31, 2001, we had advanced approximately $9.6 million in funds on behalf of third party investors. A foreclosure reserve is estimated and included in the consolidated financial statements. For the Veteran's Administration loans sold and serviced for the Ginnie Mae, which are sold on a nonrecourse basis, the Veteran's Administration loan guarantees may not cover the entire principal balance and, in that case, the Company is responsible for the losses which exceed the Veteran's Administration's guarantee.

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

     The  following   table  sets  forth  certain   information   regarding  the
composition of our mortgage servicing portfolio, excluding loans subserviced for others, as of the dates indicated:


                                                                                As of December 31,
                                                                 ---------------------------------------------------
                                                                     2001              2000              1999
                                                                 --------------    --------------   ----------------
                                                                                  (In thousands)

FHA insured/VA guaranteed residential........................      $ 2,187,686       $1,608,115          $  926,179
Conventional loans...........................................        3,272,109        3,764,586           4,891,809
Other loans..................................................          196,570          145,262              71,727
                                                                 --------------    ---------------  ---------------
     Total mortgage servicing portfolio......................      $ 5,656,365       $5,517,963          $5,889,715
                                                                 ===============   ==============    ===============

Fixed rate loans.............................................      $ 5,009,501       $4,346,813          $4,926,055
Adjustable rate loans........................................          646,864        1,171,150             963,660
                                                                 ---------------   --------------    ---------------
     Total mortgage servicing portfolio......................      $ 5,656,365       $5,517,963          $5,889,715
                                                                 ===============   ==============    ===============


     The following table shows the delinquency statistics for the mortgage loans serviced by Matrix Financial, excluding loans subserviced for others, compared with national average delinquency rates as of the dates presented. Delinquencies and foreclosures for the mortgage loans serviced by us generally exceed the national average due to high rates of delinquencies and foreclosures on certain bulk loan and bulk servicing portfolios that we acquired at a discount. In September 1999, we acquired a servicing portfolio with higher loan delinquency. The majority of loans in that portfolio were in active bankruptcy or foreclosure. This portfolio was responsible for the majority of the increase in the percentage of our servicing portfolio that was delinquent at both December 31, 2000 and 1999.



                                                               As of December 31,
                   -------------------------------------------------------------------------------------------------------
                                  2001                              2000                               1999
                   -------------------------------------------------------------------------------------------------------

                                           National                           National                          National
                          Company         Average(1)         Company         Average(1)        Company         Average(1)
                   ---------------------- ---------- ----------------------- ---------- ---------------------- -----------
                    Number    Percentage  Percentage   Number    Percentage  Percentage  Number    Percentage  Percentage
                      of     of Servicing     of         of     of Servicing     of        of     of Servicing     of
                     Loans    Portfolio     Loans      Loans     Portfolio     Loans      Loans    Portfolio     Loans
                   --------- ------------ ---------- ---------- ------------ ---------- --------- ------------ -----------

Loans delinquent
for:
   30-59 days.....   4,610         5.35%      3.35%     5,214         5.64%      3.16%     4,079      4.50%      2.74%
   60-89 days.....     932         1.08       0.79        992         1.07       0.73      1,120      1.24       0.63
   90 days and over    616         0.72       0.73        530         0.58       0.61      2,426      2.68       0.56
                   --------- ------------ ---------- ---------- ------------ ---------- --------- ------------ -----------
   Total
    delinquencies..  6,158         7.15%      4.87%     6,736         7.29%      4.50%     7,625      8.42%      3.93%
                   ========= ============ ========== ========== ============ ========== ========= ============ ===========
   Foreclosures....    757         0.88%  Not           1,027         1.11%      0.84%       905      1.00%      0.98%
                                          Available
                   ========= ============ ========== ========== ============ ========== ========= ============ ===========
----------

(1) Source: Mortgage Bankers Association, "Delinquency Rates of 1- to 4-Unit Residential Mortgage Loans" (Seasonally Adjusted) (Data as of September 30, 2001, December 31, 2000 and December 31, 1999, respectively. Data as of September 30, 2001 used as December 31, 2001 not yet available and data regarding foreclosures was not available.)


     The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by Matrix Financial, including both fixed and adjustable rate loans, excluding loans subserviced for others, at various interest rates:


                                                                As of December 31,
                    -----------------------------------------------------------------------------------------------------------
                                   2001                                 2000                               1999
                    ----------------------------------- -----------------------------------------------------------------------
                                           Percentage                          Percentage                          Percentage
                     Number    Aggregate  of Aggregate   Number    Aggregate  of Aggregate  Number    Aggregate   of Aggregate
                       of      Principal   Principal       of      Principal    Principal     of      Principal    Principal
       Rate           Loans    Balance      Balance       Loans    Balance       Balance     Loans     Balance      Balance
       ----          --------- ---------- ------------  ---------  ---------- ------------  --------  ----------- ------------
                                                               (Dollars in thousands)

Less than 7.00%....    16,024  $1,443,862      25.53%       6,317  $  474,596       8.60 %     7,301   $  618,659     10.50 %
 7.00%--7.99%......    23,815   1,895,797      33.52       18,424   1,335,738      24.21      30,848    2,467,177     41.89
 8.00%--8.99%......    19,002   1,144,290      20.23       27,691   1,801,131      32.64      28,620    1,822,777     30.95
 9.00%--9.99%......    12,122     542,621       9.59       19,369   1,002,226      18.16      15,892      647,918     11.00
10.00% and over....    15,192     629,795      11.13       20,603     904,272      16.39       7,898      333,184      5.66
                    ---------- ---------- -----------   ---------- ---------- ------------  --------   ---------- ------------
  Total............    86,155  $5,656,365     100.00%      92,404  $5,517,963     100.00 %    90,559   $5,889,715    100.00 %
                    ========== ========== ===========   ========== ========== ============  ========   ========== ============


     Loan administration fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining contractual maturity of the mortgage loans serviced by Matrix Financial, excluding loans subserviced for others, as of the dates shown. The changes in the remaining maturities as a percentage of unpaid principal between 2001, 2000 and 1999, as reflected below, are the result of acquisitions of mortgage servicing rights completed during 2001 and 2000.


                                                                  As of December 31,
                  ------------------------------------------------------------------------------------------------------------------
                                   2001                                   2000                                   1999
                  ------------------------------------------------------------------------------------------------------------------
                                            Percentage                             Percentage                             Percentage
               Number  Percentage  Unpaid    Unpaid    Number  Percentage  Unpaid    Unpaid    Number Percentage  Unpaid    Unpaid
                 of    of Number  Principal Principal    of    of Number  Principal Principal   of    of Number  Principal Principal
 Maturity       Loans   of Loans   Amount    Amount     Loans   of Loans   Amount    Amount    Loans   of Loans   Amount    Amount
  ---------    ------- --------- ---------- --------   ------- ---------- --------- --------- ------- ---------- ---------- --------
                                                                (Dollars in thousands)

 1-5 years...   11,539   13.39%  $  169,794    3.00%   19,489   21.09%   $  321,196   5.82%   34,990     38.64%  $1,043,559  17.72%
 6-10 years...  14,711   17.08      442,458    7.82    15,891   17.20       411,152   7.45    10,364     11.44      577,077   9.80
11-15 years...  12,101   14.05      729,162   12.89    14,981   16.21       779,922  14.13     8,691      9.60      560,212   9.51
16-20 years...  18,013   20.91    1,428,794   25.26    27,779   30.06     2,505,728  45.41    18,624     20.57    1,766,824  30.00
21-25 years...   2,219    2.58      246,835    4.36     4,522    4.90       444,679   8.06     3,417      3.77      381,663   6.48
More than 25
years.........  27,572   32.00    2,639,322   46.66     9,742   10.54     1,055,286  19.13    14,473     15.98    1,560,380  26.49
               ------- --------- ---------- --------   ------- ---------- --------- --------- ------- ---------- ---------- --------
  Total.......  86,155  100.00%  $5,656,365  100.00%   92,404  100.00%   $5,517,963 100.00%   90,559    100.0 %  $5,889,715 100.00%
               ======= ========= ========== ========   ======= ========== ========= ========= ======= ========== =========  ========

Our servicing activity is diversified throughout all 50 states with concentrations at December 31, 2001 in California, Texas, Missouri, Arizona and Florida of approximately 14.5%, 14.5%, 16.4%, 8.2% and 5.6%, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced.

     Acquisition of Servicing Rights. Our strategy with respect to mortgage servicing focuses on acquiring servicing for which the underlying mortgage loans tend to be more seasoned and to have higher interest rates, lower principal balances and higher custodial escrow balances than newly originated mortgage loans. We believe this strategy allows us to reduce our prepayment risk, while allowing us to capture relatively high custodial escrow balances in relation to the outstanding principal balance. During periods of declining interest rates, prepayments of mortgage loans usually increase as homeowners seek to refinance at lower interest rates, resulting in a decrease in the value of the servicing portfolio. Mortgage loans with higher interest rates and/or higher principal balances are more likely to result in prepayments since the cost savings to the borrower from refinancing can be significant. During 2001, interest rates continued to decrease throughout the year. While our prepayment rates increased, despite the strategy mentioned above, we remained opportunistic in our acquisition philosophy. Due to the interest rates prevalent during 2001 and the lack of the discussed servicing products available, we purchased only minimal servicing during 2001. If higher balance, less-seasoned portfolios are available at our desired internal rate of return, we may, from time to time, pursue such acquisitions.

     The following table shows quarterly and annual average prepayment rate experience on the mortgage loans serviced by Matrix Financial, excluding loans subserviced by and for others:

                              For the Year Ended December 31,
                    -----------------------------------------------------

                      2001(1)(4)         2000(2)(4)        1999(3)(4)
                    ----------------   ----------------  ----------------
Quarter ended:
   December 31....        24.67%             12.50%            13.63%
   September 30...        25.13              12.70             17.43
   June 30........        24.63              12.70             24.70
   March 31.......        17.13              10.50             26.47
                    ----------------   ----------------  ----------------
Annual average....        22.89%             12.10%            20.56%
                    ================   ================  ================
----------

(1) These prepayment rates exclude prepayment experience for mortgage servicing rights subserviced for us by others of $889.0 million, $581.8 million, $306.9 million and $1.1 billion for the quarters ended December 31, September 30, June 30, and March 31, 2001, respectively.
(2) These prepayment rates exclude prepayment experience for mortgage servicing rights subserviced for us by others of $447 million, $0, $16 million and $0 for the quarters ended December 31, September 30, June 30 and March 31, 2000, respectively.
(3) These prepayment rates exclude prepayment experience for mortgage servicing rights subserviced for us by others of $0, $576 million, $1.0 billion and $238 million for the quarters ended December 31, September 30, June 30, and March 31, 1999, respectively.
(4) These prepayment rates do not include prepayments that resulted from us targeting our own servicing portfolio for refinance opportunities.

     Historically, we acquired substantially all of our mortgage servicing rights in the secondary market. The industry expertise of Matrix Capital Markets and Matrix Financial allows us to capitalize upon inefficiencies in this market when acquiring mortgage servicing rights. Prior to acquiring mortgaging servicing rights, we analyze a wide range of characteristics of each portfolio considered for purchase. This analysis includes projecting revenues and expenses and reviewing geographic distribution, interest rate distribution, loan-to-value ratios, outstanding balances, delinquency history and other pertinent statistics. Due diligence is performed either by our employees or a designated independent contractor on a representative sample of the mortgages involved. The purchase price is based on the present value of the expected future cash flow, calculated by using a discount rate, loan prepayment, default rate and other assumptions that we consider to be appropriate to reflect the risk associated with the investment. In 2000, we began to retain a portion of the mortgage servicing rights generated from the origination platform. Throughout 2000 and for the majority of 2001, we generally retained the servicing on the loans sold to Ginnie Mae. In the fourth quarter of 2001, we began to retain the servicing on loans sold to Fannie Mae and Freddie Mac and sold our newly originated Ginnie Mae servicing. The decision on which servicing to retain or sell is based on factors including interest rate environment, secondary market pricing for the servicing, our capital levels and liquidity. As of December 31, 2001, in terms of unpaid principal amount, approximately $1.4 billion of the mortgage servicing rights in our portfolio were from loans originated and sold by Matrix Financial.

     Sales of Servicing Rights. We periodically sell our purchased mortgage servicing portfolios and generally sell a portion of the mortgage servicing rights on new loans that we originate, as mentioned above. These sales generate cash at the time of sale but reduce future cash flow and servicing fee income. We sold mortgage servicing rights on loans that we originated having an aggregate principal amount of $1.7 billion during the year ended December 31, 2001. Periodically, we may also sell purchased mortgage servicing rights to restructure our portfolio or generate revenues. Purchased mortgage servicing rights were sold on loans having an aggregate principal amount of $126.8 million during the year ended December 31, 2001 for net gains of approximately $200,000.

     We anticipate that we will continue to sell a portion of our originated mortgage servicing rights on new loans that we originate. We also may sell purchased mortgage servicing rights. We intend to base decisions regarding future mortgage servicing sales upon our cash requirements, purchasing opportunities, capital needs, earnings and the market price for mortgage servicing rights. During a quarter in which we sell purchased mortgage servicing rights, reported income will tend to be greater than if we had not made the sale during that quarter. Prices obtained for mortgage servicing rights vary depending on servicing fee rates, anticipated prepayment rates, average loan balances, remaining time to maturity, servicing costs, custodial escrow balances, delinquency and foreclosure experience and purchasers' required rates of return.

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

     Hedging of Servicing Rights. Our investment in mortgage servicing rights is exposed to potential impairment in certain interest rate environments. As previously discussed, the prepayment of mortgage loans increases during periods of declining interest rates as homeowners seek to refinance their loan to lower interest rates. If the level of prepayment on segments of our mortgage servicing portfolio reaches a level higher than we projected for an extended period of time, the associated basis in the mortgage servicing rights may be impaired. To mitigate this risk of impairment due to declining interest rates, we initiated a hedging strategy during 1997 that used a program of exchange-traded futures and options. Through December 31, 2000, our hedging program qualified for hedge accounting treatment based on a high degree of statistical correlation and then current accounting guidance. With the required adoption of SFAS 133 on January 1, 2001, we did not attempt to qualify for hedge accounting treatment due to the requirements in the standard that are necessary to do so. As such, currently, we are not hedging our servicing rights. See additional information regarding the impact of SFAS 133 in Note 2 to the consolidated financial statements included elsewhere in this document. During 2001, based on valuation models which incorporate, among other things, prepayment speeds, we recorded an impairment reserve on our mortgage servicing rights totaling approximately $200,000.

Brokerage, Consulting and Outsourcing Services

     Brokerage Services. Matrix Capital Markets, formerly called United Financial, Inc., changed its name in 2001 to better identify itself as affiliated with the Matrix family of companies. Matrix Capital Markets operates as one of the nation's leading full-service mortgage servicing and mortgage loan brokers. It is capable of analyzing, packaging, marketing and closing transactions involving mortgage servicing and loan portfolios and selected merger and acquisition transactions for mortgage banking entities. Matrix
Capital Markets markets its services to all types and sizes of market participants, thereby developing diverse relationships.

     Mortgage servicing rights are sold either on a bulk basis or a flow basis. In a bulk sale, the seller identifies, packages and sells a portfolio of mortgage servicing rights to a buyer in a single transaction. In a flow sale, the seller agrees to sell to a specified buyer from time to time, at a predetermined price, the mortgage servicing rights originated by the seller that meet certain criteria. Matrix Capital Markets is capable of helping both buyers and sellers with respect to bulk and flow sales of mortgage servicing rights.

     We believe that the client relationships developed by Matrix Capital Markets through its national network of contacts with commercial banks, mortgage companies, savings associations and other institutional investors represent a significant competitive advantage and form the basis for Matrix Capital Market's national market presence. These contacts also enable Matrix Capital Markets to identify prospective clients for our other subsidiaries and make referrals when appropriate. See "--Consulting and Analytic Services" below.

      Most institutions that own mortgage servicing rights have found that careful management of these assets is necessary due to their susceptibility to interest rate cycles, changing prepayment patterns of mortgage loans and fluctuating earnings rates achieved on custodial escrow balances. Because companies must capitalize originated mortgage servicing rights, management of mortgage servicing assets has become even more critical. These management efforts, combined with interest rate sensitivity of assets and the growth strategies of market participants, create constantly changing supply and demand and, therefore, constantly fluctuating price levels in the secondary market for mortgage servicing rights.

      The sale and transfer of mortgage servicing rights occurs in a market that is inefficient and often requires an intermediary to match buyers and sellers. Prices are unpublished and closely guarded by market participants, unlike most other major financial secondary markets. This lack of pricing information complicates an already difficult process of differentiating between servicing product types, evaluating regional, economic and socioeconomic trends and predicting the impact of interest rate movements. Due to its significant contacts, reputation and market penetration, Matrix Capital Markets has access to information on the availability of mortgage servicing portfolios, which helps it bring interested buyers and sellers together. Due to the consolidation that has taken place in the mortgage banking industry, the overall market, including the number of buyers and sellers of servicing, has decreased. As a result, we have experienced an overall decrease in both the portfolios brokered and the corresponding revenue. In the current market, we do not anticipate this trend to reverse.

     In addition, Matrix Capital Markets provides brokerage services to buyers and sellers of all types of loan products. Matrix Capital Markets provides loan brokerage services to both servicing brokerage clients and non-servicing brokerage clients. During 2001, Matrix Capital Markets continued to enhance its ability in the areas of analyzing, brokering and acquisition of all loan products. This was accomplished by hiring additional professional personnel and continued cross-training of existing staff.

     Consulting and Analytic Services. Matrix Capital Markets continues to make significant commitments to its analytics department, which has developed expertise in helping companies implement and track their "mark-to-market" valuations and analyses. Matrix Capital Markets has enhanced its existing valuation models and has created a software program that can be customized to fit its customers' many different needs and unique situations in performing valuations and analyses. In addition, Matrix Capital Markets has the infrastructure and management information system capabilities necessary to undertake the complex analyses required by SFAS 140. Many of the companies affected by the implementation of SFAS 140 have outsourced this function to a third party rather than dedicate the resources necessary to develop systems for and perform their own SFAS 140 valuations.

     Because SFAS 140 requires that mortgage servicing portfolios be valued at the lower of cost or market value on a quarterly basis, active management of servicing assets has become a critical component to holders of mortgage servicing rights. Due to the risk of impairment of mortgage servicing rights as a result of constantly changing interest rates and prepayment speeds on the underlying mortgage portfolio, risk management of mortgage servicing rights by holders of mortgage servicing rights portfolios, which typically takes the form of hedging the portfolio, has become more prevalent. The SFAS 140 "mark-to-market" analyses done by Matrix Capital Markets help clients assess which of their portfolios of mortgage servicing rights are most susceptible to impairment due to interest rate and prepayment risk.

     We believe that the services offered by the analytics department of Matrix Capital Markets provide us with a competitive advantage in attracting and retaining clients because we are able to offer financial services companies and financial institutions a more complete package of services than our competitors. In addition, Matrix Capital Markets is able to refer clients to Matrix Bank for financing opportunities and bulk loan acquisitions and to Matrix Asset Management for real estate management and disposition services. The full range of services offered by Matrix Capital Markets and its affiliates further strengthens Matrix Capital Market's client relationships.

     Real Estate Management and Disposition Services. Matrix Asset Management provides real estate management and disposition services on foreclosed properties owned by financial services companies and financial institutions across the United States. In addition to the unaffiliated clients currently served by Matrix Asset Management, many of which are also clients of Matrix Capital Markets, Matrix Financial uses Matrix Asset Management exclusively in handling the disposition of foreclosed real estate for which it is responsible. Having Matrix Asset Management, rather than Matrix Financial, provide this service transforms the disposition process into a revenue generator for us, since Matrix Asset Management typically collects a referral fee based on the value of the foreclosed real estate from the real estate broker involved in the sale transaction. Because Matrix Asset Management typically collects a portion of its fee from the real estate broker, Matrix Asset Management is able to provide this disposition service on an outsourced basis at a reduced cost to the mortgage loan servicer. Matrix Asset Management is able to pass a portion of the cost of the disposition on to the real estate broker because of the volume it generates.

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

     ABS has begun to expand its services to include more operational control over individual charter schools, which consists of active oversight of the day-to-day operations of the charter, including the selection of curriculum. The expansion of the services applies to both independent charter schools and charter schools managed by ABS.

Self-Directed Trust, Custody and Clearing Activities

     Self-Directed Trust and Custody Services. Sterling Trust provides administrative services for self-directed individual retirement accounts, qualified business retirement plans and personal custodial accounts, as well as corporate escrow and paying agent services. In addition, Sterling Trust offers specialized custody and clearing services to investment professionals. These services are marketed on a nationwide basis to the financial services industry, specifically broker-dealers, registered representatives, financial planners and advisors, tax professionals, insurance agents and investment product sponsors. The advantage offered by Sterling Trust is the ability to hold a wide array of publicly traded investments, as well as nonstandard assets and private placement offerings.

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

     At December 31, 2001, Sterling Trust had assets under administration of over $6.0 billion.

     Clearing Services. Matrix Settlement & Clearance Services, our joint venture, provides automated clearing of mutual funds utilizing the National Securities Clearing Corporation's Fund/SERV and Defined Contribution Clearance & Settlement platform for banks, trust companies, third party administrators and registered investment advisors. In performing services for its customers, Matrix Settlement & Clearance Services generates low-cost deposits and trust and custodial fees for the Company. As of December 31, 2001, Matrix Settlement & Clearance Services had 56 clients under contract with those clients administering approximately $7.6 billion in funds that would be eligible for inclusion in the automated clearing environment of the National Securities Clearing Corporation.

     During 2001, Matrix Settlement & Clearance Services established its subsidiary, MSCS Financial Services, LLC, which began operations January 2, 2002 as a NASD registered broker-dealer.

     Through our wholly owned subsidiary, Matrix Advisory Services, LLC, we plan to offer an Internet-based private wealth management service through the utilization of proprietary asset allocation models in 2002 as a complementary business to the clearing operation. The model was developed and will be supported by a nationally recognized research and investment firm with whom we have an exclusive agreement. This research and investment firm will, in most cases, act as the investment advisor to the client. The advantage that our service will offer is a turnkey approach with the automation of the mutual fund clearing.

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

      For mortgage loan and mortgage servicing rights, brokerage and consulting, we compete mainly with other mortgage banking consulting firms and national and regional investment banking companies. We believe that the customers distinguish between market participants based primarily on customer service. Matrix Capital Markets competes for its brokerage and consulting activities by:

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

Employees

     At December 31, 2001, the Company had 960 employees. We believe that our relations with our employees are good. The Company is not party to any collective bargaining agreement.

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

     Matrix Bancorp. We are a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, we are subject to Office of Thrift Supervision regulation, examination, supervision and reporting requirements. In addition, the Office Thrift Supervision has enforcement authority over us and our savings association and non-savings association subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of our subsidiary savings institution, Matrix Bank. In addition, Matrix Bank must notify the Office of Thrift Supervision at least 30 days before making any capital distribution to us.

      As a unitary savings and loan holding company that has been in existence previous to May 4, 1999, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that Matrix Bank continues to be a "qualified thrift lender" under the Home Owners' Loan Act. To maintain its status as a qualified thrift lender, Matrix Bank must maintain a minimum percentage of its assets in qualified thrift investments unless the Office of Thrift Supervision grants an exception to this requirement. In general, qualified thrift investments include certain types of residential mortgage loans and mortgage-backed securities. If we acquire control of another savings association as a separate subsidiary, we would become a multiple savings and loan holding company. Multiple savings and loan holding companies may only engage in those activities permissible for a financial holding company under the Bank Holding Company Act of 1956. Generally, financial holding companies may only engage in activities such as banking, insurance and securities activities, as well as merchant banking activities under certain circumstances. In addition, if Matrix Bank fails to maintain its status as a qualified thrift lender, within one year of Matrix Bank's failure, we would be required to register as a bank holding company under the Bank Holding Company Act of 1956.

      The Change in Bank Control Act provides that no person, acting directly or indirectly or thorough or in concert with one or more other persons, may acquire control of a savings association unless the Office of Thrift Supervision has been given 60 days prior written notice. The Home Owners' Loan Act provides that no company may acquire control of a savings association without the prior approval of the Office of Thrift Supervision. Any company that acquires such control becomes a savings and loan holding company subject to registration, examination and regulation by the Office of Thrift Supervision. Pursuant to federal regulations, control of a savings association (which includes its holding company) is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock of the association or the ability to control the election of a majority of the directors of the association. Moreover, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock, or more than 25% of any class of stock of a savings association, where certain enumerated "control factors" are also present in the acquisition. The Office of Thrift Supervision may prohibit an acquisition of control if it would result in a monopoly or substantially lessen competition, the financial condition of the acquiring person might jeopardize the financial stability of the association, or the competence, experience or integrity of the acquiring person indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

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

      The Financial Services Modernization Act prohibits unitary savings and loan holding companies formed after May 4, 1999 from engaging in nonfinancial activities. We are a grandfathered unitary savings and loan holding company. The Financial Services Modernization Act has not had a material adverse effect on our operations. However, the Financial Services Modernization Act permits banks, securities firms and insurance companies to affiliate. This has continued a trend in the financial services industry toward further consolidation. The Financial Services Modernization Act could result in an increasing amount of competition from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources. In addition, the Financial Services Modernization Act may have an anti-takeover effect because it may tend to limit our attractiveness as an acquisition candidate to other savings and loan holding companies and financial holding companies.

       The Office of Thrift Supervision is proposing to require certain savings and loan holding companies to notify the Office of Thrift Supervision 30 days before undertaking certain significant new business activities. According to the Office of Thrift Supervision, the notice will enable the agency to assess the potential impact on the risk profile of the consolidated entity and subsidiary thrifts. The Office of Thrift Supervision also seeks comment on its proposal to codify its current practices for reviewing the capital adequacy of savings and loan holding companies and, when necessary, requiring additional capital on a case-by-case basis. The Office of Thrift Supervision could object or approve with conditions an activity or transaction if it finds a material risk to the safety and soundness and stability of the thrift. It is possible that such regulations, if adopted, would impose time delays and potential increased capital costs to the operations of Matrix Bank.

     Federal Savings Bank Operations. Matrix Bank is subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as its primary federal regulator, and potentially by the Federal Deposit Insurance Corporation, which insures its deposits up to applicable limits. Such regulation and supervision:

     o establishes a comprehensive framework of activities in which Matrix Bank can engage;
     o    limits the types and  amounts of  investments  permissible  for Matrix
          Bank;
     o limits the ability of Matrix Bank to extend credit to any given borrower;
     o significantly limits the transactions in which Matrix Bank may engage with its affiliates;
     o requires Matrix Bank to meet a qualified thrift lender test that requires Matrix Bank to invest in qualified thrift investments, which include primarily residential mortgage loans and related investments;
     o places limitations on capital distributions by savings associations such as Matrix Bank, including cash dividends;
     o imposes assessments to the Office of Thrift Supervision to fund its operations;
     o establishes a continuing and affirmative obligation, consistent with Matrix Bank's safe and sound operation, to help meet the credit needs of its community, including low and moderate income neighborhoods;
     o requires Matrix Bank to maintain certain noninterest-bearing reserves against its transaction accounts;
     o establishes various capital categories resulting in various levels of regulatory scrutiny applied to the institutions in a particular category; and
     o    establishes standards for safety and soundness.

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

      Transactions with Affiliates. Under current federal law, Sections 23A and 23B of the Federal Reserve Act govern transactions between depository institutions and their affiliates. These provisions are made applicable to savings associations, such as Matrix Bank, by the Home Owners' Loan Act. In a holding company context, in general, the parent holding company of a savings association and any companies that are controlled by the parent holding company are affiliates of the savings association. However, the Office of Thrift Supervision has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis. Section 23A limits the extent to which the savings association or its subsidiaries may engage in certain transactions with its affiliates. These transactions include, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Generally, these transactions between the savings association and any one affiliate cannot exceed 10% of the savings association's capital stock and surplus, and these transactions between the savings institution and all of its affiliates cannot, in the aggregate, exceed 20% of the savings institution's capital stock and surplus. Section 23A also establishes specific collateral requirements for loans or extensions of credit to an affiliate, and for guarantees or acceptances on letters of credit issued on behalf of an affiliate. Applicable regulations prohibit a savings association from lending to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Section 23B requires that transactions covered by Section 23A and a broad list of other specified transactions be on terms and under circumstances substantially the same, or no less favorable to the savings association or its subsidiary, as similar transactions with non-affiliates. In addition to the restrictions on transactions with affiliates that Sections 23A and 23B of the Federal Reserve Act impose on depository institutions, the regulations of the Office of Thrift Supervision also generally prohibit a savings association from purchasing or investing in securities issued by an affiliate. Matrix Bank engages in transactions with its affiliates, which are structured with the intent of complying with these regulations.

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

      The Federal Deposit Insurance Corporation's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized, as defined below, and considered healthy pay the lowest premium while institutions that are less than adequately capitalized, as defined below, and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured depository institutions is made by the Federal Deposit Insurance Corporation for each semi-annual assessment period.

      The Federal Deposit Insurance Corporation is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the Savings Association Insurance Fund will be less than the designated reserve ratio of 1.25% of the Savings Association Insurance Fund's insured deposits. In setting these increased assessments, the Federal Deposit Insurance Corporation must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation may also impose special assessments on Savings Association Insurance Fund members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the Federal Deposit Insurance Corporation.

      Since January 1, 1997, the premium schedule for insured institutions in the Bank Insurance Fund and the Savings Association Insurance Fund has ranged from 0 to 27 basis points. However, Savings Association Insurance Fund and Bank Insurance Fund insured institutions are required to pay a Financing Corporation or "FICO" assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 2002, the FICO assessment for both Savings Association Insurance Fund and Bank Insurance Fund insured institutions was equal to 1.84% for each $100 in domestic deposits maintained at the institution. These assessment, which will be revised based upon the level of Savings Association Insurance Fund and Bank Insurance Fund deposits, will continue until the bonds mature in the year 2017.

      Brokered Deposits. Under the Federal Deposit Insurance Corporation regulations governing brokered deposits, well capitalized associations, such as Matrix Bank, are not subject to brokered deposit limitations, while adequately capitalized associations are subject to certain brokered deposit limitations and undercapitalized associations may not accept brokered deposits. At December 31, 2001, Matrix Bank had $303.0 million of brokered deposits. In the event Matrix Bank is not permitted to accept brokered deposits in the future, it would have to find replacement sources of funding. It is possible that such alternatives, if available, would result in a higher cost of funds.

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

      As of December 31, 2001, Matrix Bank was a "well capitalized" institution.

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

     The following table indicates Matrix Bank's regulatory capital ratios at December 31, 2001:

                                                                                                   As of
                                                                                             December 31, 2001
                                                                                     ----------------------------------
                                                                                         Core            Risk-Based
                                                                                        Capital           Capital
                                                                                     ---------------- -----------------
                                                                                          (Dollars in thousands)


    Shareholder's equity/GAAP capital.............................................   $   103,360      $    103,360
    Disallowed assets.............................................................         3,386             3,386
    Unrealized gain on available for sale securities..............................           (25)              (25)
    Additional capital items:
         General valuation allowances.............................................            --             6,361
                                                                                     ---------------- -----------------
    Regulatory capital as reported to the Office of Thrift Supervision............        99,949           106,310
    Minimum capital requirement as reported to the Office of Thrift Supervision...        61,671            72,418
                                                                                     ---------------- -----------------
    Regulatory capital-excess.....................................................   $    38,278      $     33,892
                                                                                     ================ =================
    Capital ratios................................................................          6.48%            11.74%
    Well capitalized requirement..................................................          5.00%            10.00%

      Federal Home Loan Bank System. Matrix Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member associations and administers the home financing credit function of savings associations. The Federal Home Loan Bank advances must be secured by specified types of collateral and may only be obtained for the purpose of providing funds for residential housing finance. The Federal Home Loan Bank funds its operations primarily from proceeds derived from the sale of consolidated obligations of the

Federal Home Loan Bank system. Matrix Bank, as a member of the Federal Home Loan Bank system, must acquire and hold shares of capital stock in its regional Federal Home Loan Bank in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.3% of total assets, or 5% of its advances (borrowings) from the Federal Home Loan Bank. Matrix Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2001 of $18.2 million.

      Federal Reserve System. The Federal Reserve Board regulations require all depository institutions to maintain noninterest-earning reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 2001, Matrix Bank was in compliance with the Federal Reserve Board's reserve requirements. Savings associations, such as Matrix Bank, are authorized to borrow from the Federal Reserve Bank "discount window," but the Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank borrowings, before borrowing from the Federal Reserve Bank.

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

      Regulation of Sterling Trust Company. Sterling Trust provides custodial services and directed, non-discretionary trustee services. Sterling Trust was chartered under the laws of the State of Texas, and as a Texas trust company is subject to supervision, regulation and examination by the Texas Department of Banking. Under applicable law, a Texas trust company, such as Sterling Trust, is subject to virtually all provisions of the Texas Banking Act as if the trust company were a state chartered bank. The activities of a Texas trust company are limited by applicable law generally to acting as a trustee, executor, administrator, guardian or agent for the performance of any lawful act, and to lend and accumulate money when authorized under applicable law. In addition, a Texas trust company with capital of $1 million or more, such as Sterling Trust, has the power to:

     o purchase, sell, discount and negotiate notes, drafts, checks and other evidences of indebtedness;
     o    purchase and sell securities;
     o    issue subordinated debentures and promissory notes; and
     o exercise powers incidental to the enumerated powers of Texas trust companies as set forth in the Texas Banking Act.

      A Texas trust company, such as Sterling Trust, is generally prohibited from accepting demand or time deposits if not insured by the Federal Deposit Insurance Corporation.

      Limitation on Capital Distributions. The Texas Finance Code prohibits a Texas trust company from reducing its outstanding capital and certified surplus through redemption or other capital distribution without the prior written approval of the Texas Banking Commissioner. Moreover, Sterling Trust anticipates that it will not pay cash dividends during 2002.

      Investments. A Texas trust company is generally obligated to maintain an amount equal to 40% of its capital and surplus in investments that are readily marketable and that can be converted into cash within four business days. So long as it complies with those requirements, a Texas trust company generally is permitted to invest its corporate assets in any investment otherwise permitted by law. Generally, a Texas trust company cannot invest an amount in excess of 15% of its capital and certified surplus in the securities of a single issuer.

      Branching. The Texas Banking Act permits a Texas trust company to establish and maintain branch offices at any location within the state if it first obtains written approval of the Texas Banking Commissioner.

      Transactions with Related Parties. The Texas Banking Act prohibits the sale or lease of an asset of a Texas trust company, or the purchase or lease of an asset by a Texas trust company, where the transaction involves an officer, director, principal shareholder or affiliate, unless the transaction is approved by a disinterested majority of the board of directors or the written approval of the Texas Banking Commissioner is first obtained. In no event, however, may a Texas trust company lease real property in a transaction involving an officer, director, principal shareholder or affiliate without the prior approval of the Texas Banking Commissioner.

      Enforcement. Under applicable provisions of the Texas Banking Act, the Texas Banking Commissioner has the power to issue enforcement actions against a Texas trust company or any officer, employee or director of a Texas trust company. In addition, in certain circumstances, the Texas Banking Commissioner may remove a present or former officer, director or employee of a Texas trust company from office or employment, and may prohibit a shareholder or other persons participating in the affairs of a Texas trust company from such participation. The Texas Banking Commissioner has the authority to assess civil penalties of up to $500 per day against a Texas trust company (penalties against individuals may be higher) for violations of a cease and desist, removal or prohibition order. The Texas Banking Commissioner may also refer violations of a cease and desist order to the attorney general for enforcement by injunction.

      The Texas Banking Commissioner may pursue an order of supervision or conservatorship if:

     o the Texas Banking Commissioner determines that the Texas trust company is in a hazardous condition and that the continuation of business would be hazardous to the public or to the shareholders or creditors of the Texas trust company;
     o the Texas Banking Commissioner determines that the Texas trust company has exceeded its powers;
     o    the Texas trust company has violated the law; or
     o the Texas trust company gives written consent to supervision or conservatorship.

      The Texas Banking Commissioner also has the authority to pursue the appointment of an independent receiver for a Texas trust company.

      Capital Requirements. Applicable law generally requires a Texas trust company to have and maintain minimum restricted capital of at least $1 million. Sterling Trust was out of compliance with the $1 million capital requirement at December 31, 2001. Subsequent to year-end, the Company contributed $900,000 to Sterling Trust to meet the minimum capital requirements.

      A Texas trust company may not have at anytime outstanding liabilities in an amount that exceeds five times its capital stock and surplus, except that with the approval of the Texas Banking Commissioner, a Texas trust company may have outstanding liabilities in an amount that does not exceed ten times its capital stock and surplus. The Texas Banking Commissioner may require additional capital of a Texas trust company if the Texas Banking Commissioner determines it necessary to protect the safety and soundness of such company. If the Texas Banking Commissioner were to do so, or in the event Sterling Trust fails to maintain capital of at least $1 million, there is no assurance that Sterling Trust would be able to restore its capital or meet such additional requirements. In either case, the Texas Banking Commissioner could pursue various enforcement actions, such as appointing either a conservator or a receiver for Sterling Trust. Currently, however, Sterling Trust is in compliance with all capital requirements under Texas law.

      Regulation  of  First  Matrix  Investment   Services  Corp.  First  Matrix
Investment Services Corp. is a registered broker-dealer subsidiary that is subject to the Securities and Exchange Commission's net capital rule, Rule 15c3-1, promulgated under the Securities Exchange Act of 1934. The net capital rule is designed to measure the general financial condition and liquidity of a broker-dealer. Net capital generally is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the Securities and Exchange Commission and suspension or expulsion by the NASD, and could ultimately lead to the firm's liquidation. The net capital rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. At December 31, 2001, First Matrix was in compliance with these requirements with net capital of $408,000, which was $395,000 in excess of its required net capital of $13,000.

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

Item 2.  Properties

      We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms. The following table sets forth certain information concerning the real estate that we own or lease:


                             Square                                                                            Monthly Rent or
       Location            Feet/Acres                   Owned/Leased                        Occupant           Mortgage Payment
-----------------------  ---------------- ----------------------------------------- -------------------------- -----------------

Denver, CO............         29,318     Leased through July 31, 2006              Matrix Bancorp, Matrix          $ 45,652
                                                                                    Capital Markets, Matrix
                                                                                    Asset Management, Matrix
                                                                                    Bank, First Matrix and
                                                                                    Matrix Settlement &
                                                                                    Clearance Services
Phoenix, AZ...........         62,771     Leased through February 28, 2007          Matrix Financial, Matrix        $ 61,463
                                                                                    Bank, ABS and Matrix
                                                                                    Bancorp
Memphis, TN...........          3,305     Leased month to month                     Matrix Bancorp                  $  5,508
Atlanta, GA...........          4,129     Leased through August 31, 2003            Matrix Financial                $  4,843
Chicago, IL...........          1,658     Leased through April 30, 2003             Matrix Financial                $  2,728
Clayton, MO...........          6,718     Leased through June 30, 2003              Matrix Financial                $ 14,275
Dallas, TX............          6,205     Leased through May 31, 2004               Matrix Financial                $  7,756
Denver, CO............          9,549     Leased through June 30, 2002(2)           Matrix Financial                $ 11,401
Houston, TX...........          4,011     Leased through October 31, 2003           Matrix Financial                $  5,682
Phoenix, AZ...........          4,040     Leased through June 14, 2002(2)           Matrix Financial                $  7,070
Sacramento, CA........          4,230     Leased through December 31, 2003          Matrix Financial                $  7,563
Santa Ana, CA.........          8,851     Leased through August 31, 2003            Matrix Financial                $ 13,277
Littleton, CO.........            300     Leased month to month                     Matrix Financial                $    800
Denver, CO............         23,615     Leased through December 21, 2013          Matrix Bank                     $ 43,294
Evergreen, CO.........          1,855     Leased through December 31, 2002          Matrix Bank                     $  4,085
Las Cruces, NM........          1,800     Owned                                     Matrix Bank                          N/A
Las Cruces, NM........         30,000(1)  Owned                                     Matrix Bank                          N/A
Sun City, AZ..........          3,000     Owned                                     Matrix Bank                          N/A
Westminster, CO.......            823     Leased through March 1, 2003              Matrix Bank                     $  1,419
Waco, TX..............         11,294     Leased through June 30, 2006              Sterling Trust                  $ 13,553
Waco, TX..............            928     Leased through June 30, 2002(2)           Sterling Trust                  $  1,021
Fort Worth, TX........          1,148     Leased through November 30, 2004          First Matrix                    $  1,579
Cottonwood, AZ........          2,400     Owned                                     ABS                                  N/A
Cottonwood, AZ........          1,000     Leased month to month                     ABS                             $    765
Tucson, AZ............          1,879     Leased through September 30, 2002(2)      ABS                             $  2,400
Snowflake, AZ.........          2,850     Leased month to month                     ABS                             $  2,760
Deerfield Beach, FL               500     Leased month to month                     ABS                             $    750
Peoria, AZ............         29,470     Owned                                     ABS                                  N/A
Phoenix, AZ...........         10,924     Owned                                     ABS                                  N/A
Phoenix, AZ...........          3,800     Owned                                     ABS                                  N/A
Phoenix, AZ...........         22,920     Owned                                     ABS                                  N/A
Phoenix, AZ...........     1.39 Acres     Owned                                     ABS                                  N/A
Maricopa County, AZ...   12.893 Acres     Owned                                     ABS                                  N/A
Flagstaff, AZ.........      1.1 Acres     Owned                                     ABS                                  N/A
Dallas, TX............         15,000     Owned                                     ABS                                  N/A
Dallas, TX............     11.8 Acres     Owned                                     ABS                                  N/A
Port Charlotte, FL....          8,576     Owned                                     ABS                                  N/A
----------

(1) Of this 30,000 square feet, approximately 15,500 square feet serve as the headquarters for Matrix Bank. Substantially all of the remaining space is rented to unaffiliated third parties at market prices. After the change of domicile is completed, it is anticipated that approximately 10,100 square feet will be utilized by Matrix Bank.
(2) Management is reviewing options concerning renewal of the lease at its expiration.


Item 3.  Legal Proceedings

      General. We are from time to time party to various litigation matters, in most cases, involving ordinary and routine claims incidental to our business. With respect to all pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty. Therefore, no accrual for loss has been made as of December 31, 2001. However, the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material, adverse impact on the consolidated financial condition, results of operations or cash flows of the Company.

      Matrix Bancorp. In early 1999, Matrix Bancorp and Matrix Bank instituted an arbitration action with the American Arbitration Association in Phoenix, Arizona against Fidelity National Financial, Inc. The arbitration action arose out of an alleged breach by Fidelity of a Merger Termination Agreement entered into between Matrix Bancorp and Fidelity in connection with the termination of their proposed merger. The arbitration panel has ruled that the entire Merger Termination Agreement was unenforceable. Matrix Bancorp and Matrix Bank filed an appeal of the arbitration panel's decision in federal district court in Phoenix, Arizona, which has been denied. In October 2001, Fidelity initiated a second arbitration to determine the validity of a release given in connection with the Merger Termination Agreement. Matrix Bancorp and Matrix Bank contest that the releases are valid and, in the alternative, have filed a counterclaim against Fidelity demanding restitutional damages for the value of the releases if they are determined valid.

     Matrix Bancorp, The Vintage Group, Inc., Vintage Delaware Holdings, Inc., Matrix Bank, and Guy A. Gibson, President and Chief Executive Officer of Matrix Bancorp, Richard V. Schmitz, Chairman of the Board of Matrix Bancorp, and D. Mark Spencer, Vice Chairman of Matrix Bancorp, have been named defendants in an action filed in November 2000 styled Roderick Adderley, et al. v. Guy A. Gibson, et al. pending in the District Court of Tarrant County, Texas, seeking to impose joint and several liability on these defendants for the judgment against Sterling Trust in Roderick Adderley, et al. v. Advance Financial Services, Inc., et al. ("Adderley I") See "--Sterling Trust" below. The plaintiffs have asserted various theories of liability, including control person theories of liability under the Texas Securities Act and fraudulent transfer theories of liability. The defendants believe they have adequate defenses and intend to vigorously defend this action. The parties have agreed to abate the action pending the outcome of Adderley I. See "--Sterling Trust." The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

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

      Various third parties have instituted lawsuits, adversary proceedings or competing bankruptcy claims against Matrix Bank claiming an equitable interest in approximately eighteen of the Purchased Loans (approximately $2.1 million in original principal amount). These third parties consist primarily of title companies, closing attorneys and other closing agents that provided settlement funds in connection with the funding of a borrower's mortgage loan, in many cases, we believe in violation of various "good funds" laws, which typically require a closing agent to wait for receipt of "good funds" prior to disbursement of settlement funds on the origination of a loan. After providing settlement funds, these closing agents discovered that Island Mortgage had either provided company checks with insufficient funds or had inappropriately placed a stop payment on the checks. To date, Matrix Bank has fully resolved one claim and has reached tentative agreements to settle claims asserted against five others upon terms satisfactory to Matrix Bank.

      Additionally, certain parties in the chain of title to property securing approximately $2.7 million of loans, including sellers and prior lien holders, are seeking to void or rescind their transactions on the theory that they never received consideration. Matrix Bank has reached tentative agreement to settle claims arising from thirteen of these Purchased Loans upon terms satisfactory to Matrix Bank and is awaiting approval of the Bankruptcy Court.

      Matrix Bank believes it has adequate defenses and intends to vigorously defend the actions discussed in the previous two paragraphs. The ultimate legal and financial liability of the Company, if any, in these matters cannot be estimated with certainty at this time.

      The trustee for Island Mortgage has received an order from the Bankruptcy Court finding that the Purchased Loans are a part of the estate of Island Mortgage. Nevertheless, the trustee and Matrix Bank have reached an agreement, in principle, whereby the trustee will release all of its right in and to the Purchased Loans if the trustee, after performance of a "due diligence" review, determines that Matrix Bank owns the Purchased Loans or would otherwise have a perfected security interest in the Purchased Loans. Matrix Bank believes it can adequately demonstrate to the trustee that it is the owner of the Purchased Loans, or otherwise has perfected security interest in the Purchased Loans. The Company intends to vigorously defend its position in this matter. The ultimate legal and financial liability of the Company, if any, in this bankruptcy cannot be estimated with certainty at this time.

     For a description of Roderick Adderley, et al. v. Guy A. Gibson, et al., see "-Matrix Bancorp" above.

      Sterling Trust. Sterling Trust has been named a defendant in an action filed July 1999 styled Roderick Adderley, et al. v. Advanced Financial Services, Inc., et al. that was tried in Tarrant County, Texas district court in the spring of 2000. The jury returned a verdict adverse to Sterling Trust with respect to two of 12 theories of liability posed by the plaintiffs, and the court has signed a judgment for certain of the plaintiffs in the amount of approximately $6.4 million. Sterling Trust has filed an appeal of this judgment and believes it has meritorious points of appeal. It intends to vigorously prosecute the appeal of this action. The ultimate resolution of this appeal, which is expected to occur in two to six months, could result in a loss of up to $6.4 million plus post-judgment interest and additional attorneys' fees. The ultimate legal and financial liability, if any, of Sterling Trust cannot be estimated with certainty at this time.

     Sterling Trust was named a defendant in several putative class action lawsuits instituted in November 2000 by one law firm in Pennsylvania. The styles of such lawsuits are as follows: Douglas Wheeler, et al. v. Pacific Air Transport, et al.; Paul C. Jared, et al. v. South Mountain Resort and Spa, Inc., et al.; Lawrence Rehrig, et al. v. Caffe Diva, et al.; Merrill B. Christman, et al. v. Millennium 2100, Inc., et al.; David M. Veneziale, et al. v. Sun Broadcasting Systems, Inc., et al.; Don Glazer, et al. v. Technical Support Servs., Inc., et al.; and Donald Maudlin, et al. v. World Vision Entertainment, Inc., et al. All of such lawsuits were originally filed in the United States District Court for the Western District of Pennsylvania. On April 26, 2001, the District Court for the Western District of Pennsylvania ordered that all of such cases, except Maudlin, be transferred to the United States District Court for the Western District of Texas so that Sterling Trust could properly present its motion to compel arbitration. Sterling Trust filed separate motions to compel arbitration in these actions, all of which were granted. Each of the six plaintiffs timely filed arbitration demands with the American Arbitration Association. The demands seek damages and allege Sterling Trust breached fiduciary duties and was negligent in administrating each claimant's self-directed individual retirement account holding a nine-month promissory note. Sterling Trust believes it has meritorious defenses and is defending the matters vigorously.

      With respect to the Maudlin case, Sterling Trust filed a motion to dismiss because it can find no evidence that the named plaintiff in the case ever had accounts with Sterling Trust. On December 7, 2001, the Court stayed Sterling Trust's motion to dismiss and granted the named plaintiff thirty days to file an amended petition adding a Sterling Trust accountholder as a nominal plaintiff. The named plaintiff filed an amended petition within the 30-day period; however, he did not add any additional plaintiffs. On February 5, 2002, the court granted Sterling Trust's motion to dismiss the case.

      Sterling Trust was named a defendant in an action filed in October 1999 styled John A. Redin, et al. v. Sterling Trust Company, et al. in the Superior Court of the State of California for the County of Los Angeles. The plaintiffs in this action sought to certify a class action on behalf of all persons and entities that invested in promissory notes issued by Personal Choice Opportunities. The plaintiffs alleged, among other things, that Sterling Trust, as custodian of the plaintiffs' self-directed IRAs, breached its fiduciary duty and was negligent. In January 2002, this matter was settled. The settlement requires no payment from Sterling other than the $5,000 retention amount pursuant to the terms of the Company's insurance policy. The remainder of the settlement consideration is to be paid the by Company's insurer. The settlement is subject to, among other things, approval of the settlement by the Court and negotiation and execution of appropriate releases between Sterling Trust and its insurer. If these conditions are met, the case will be dismissed with prejudice.

      In addition, Sterling Trust has been the subject of numerous lawsuits and arbitration proceedings in which customers and, in some cases, persons who are not customers allege various theories of liability against the Company for losses suffered by these claimants in connection with their failed investments in several enterprises. To the extent that Sterling Trust has had any relationship with any of such claimants, it has been solely as custodian of such claimants self-directed IRAs pursuant to contracts that specify the limited nature of Sterling Trust's obligations. We believe Sterling Trust has in each case acted in accordance with its obligations under the contracts and/or as otherwise imposed by law. We further believe that the ultimate outcome of each of these cases will not be material to the consolidated financial statements of

Company; but, there can be no assurances that there will not be an adverse outcome in any one or more of these cases or that any such adverse outcome will not have a material adverse effect on the consolidated financial statements of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.



                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Our common stock, $.0001 par value, is traded on The Nasdaq National Market under the symbol "MTXC." The following table sets forth the high and low sales prices for our common stock on The Nasdaq National Market for the periods indicated.

                                                       Market Price
                                               -----------------------------
        Quarter Ended:                             High            Low
                                               ------------     ------------
             December 31, 2001.............    $    11.400      $   9.960
             September 30, 2001............         11.420          9.810
             June 30, 2001.................         11.750          8.600
             March 31, 2001 ...............          9.375          6.938

             December 31, 2000.............    $     8.250      $   6.031
             September 30, 2000............         12.938          5.500
             June 30, 2000 ................          9.000          6.750
             March 31, 2000................         14.125          7.875

      On March 4, 2002, the closing price of our common stock was $10.80 per share. Also, as of that date, the approximate number of holders of record of our common stock was 44. This number does not include beneficial owners who hold their shares in a depository trust in "street" name.

      In May 2000, we announced the adoption of a Common Stock Repurchase Program under which we were authorized to repurchase up to $3 million of our common stock. Under this program, we had repurchased a total of 323,500 shares through December 31, 2001, for a total purchase price of approximately $2.5 million. Subsequent to December 31, 2001, the Company repurchased additional shares and reached the $3 million level. No executive officer or director participated in this repurchase. Our ability to repurchase stock is further limited due to various provisions in Matrix Bancorp's debt instruments, the most restrictive of which is our bank stock loan. Under the bank stock loan, Matrix Bancorp is allowed to make certain restricted payments, which includes repurchases of stock and payments of dividends to shareholders, in an amount of up to $3 million plus 25% of the Company's cumulative consolidated net income for fiscal quarters beginning with the quarter ending March 31, 2001. Although we have no present plans to do so, we may seek in the future authorization from the Board of Directors of Matrix Bancorp to repurchase additional shares of our Common Stock under the Common Stock Repurchase Program. Any such additional authorization will be consistent with the restrictions and limitations under our debt covenants, including those of the bank stock loan described above.

      We have not paid any dividends on our equity for the last three fiscal years. Any future determination as to dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors the Board of Directors may deem relevant. Our ability to pay dividends is restricted by the same provisions that restrict our ability to repurchase our stock, as described in the immediately preceding paragraph. Additionally, Matrix Bancorp is prohibited from paying dividends on its common stock if the scheduled payments on our junior subordinated debentures and trust preferred securities have not been made. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 9 to the consolidated financial statements included elsewhere in this document. In addition, the ability of Sterling Trust and Matrix Bank to pay dividends to Matrix Bancorp may be restricted due to certain regulatory requirements. See "Regulation and Supervision."

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

                                                                                 As of and for the
                                                                              Year Ended December 31,
                                               ----------------------------------------------------------------------------------
                                                  2001            2000               1999             1998              1997
                                               ------------    -------------     -------------    --------------     ------------
                                                               (Dollars in thousands, except per share data)
Statement of Income Data
Net interest income before provision for
loan and valuation losses..................  $      40,510     $     29,785      $    29,463      $      24,190      $    13,888
Provision for loan and valuation losses....          2,980            4,235            3,180              4,607              874
                                               ------------    -------------     ------------     --------------     ------------
Net interest income after provision for
loan and valuation losses..................         37,530           25,550           26,283             19,583           13,014
                                               ------------    -------------     ------------     --------------     ------------
Noninterest income:
  Loan administration......................         30,113           23,850           23,686             17,411           16,007
  Brokerage................................          2,959            5,476            6,156              7,054            3,921
  Trust services...........................          4,036            4,923            4,840              4,169            3,561
  Real estate disposition services.........          2,572            3,677            3,659              2,036            1,121
  Gain on sale of loans, mortgage-backed
   and SBA securities......................          1,475              982            3,247              3,108            2,441
  Gain on sale of mortgage servicing rights            167            2,634              363                803            3,365
  Loan origination(8)......................         34,933            7,587            6,218              5,677            4,694
  School services..........................          5,427            4,240            2,813                 46                -
  Other....................................          9,474            5,423            9,378              6,441            2,919
                                               ------------    -------------     ------------     --------------     ------------
    Total noninterest income...............         91,156           58,792           60,360             46,745           38,029
Noninterest expense........................        115,899           77,841           69,586             52,939           37,746
                                               ------------    -------------     ------------     --------------     ------------
Income before income taxes(8)..............         12,787            6,501           17,057             13,389           13,297
Income taxes(8)............................          4,275            2,243            6,278              4,876            5,159
                                               ------------    --------------    ------------     --------------     ------------
Net income.................................  $       8,512     $      4,258      $    10,779      $       8,513      $     8,138
                                               ============    =============     ============     ==============     ============
Net income per share assuming dilution(1)..  $        1.30     $       0.63      $      1.58      $        1.24             1.20
Weighted average common shares assuming
dilution...................................      6,560,454        6,748,857        6,833,546          6,881,890        6,781,808

Balance Sheet Data
Total assets...............................  $   1,646,787     $  1,418,795      $ 1,283,746      $   1,012,155      $   606,581
Mortgage-backed and SBA securities.........          6,963           66,616               --                 --               --
Total loans, net...........................      1,349,150        1,116,021        1,103,515            848,448          511,372
Mortgage servicing rights, net.............         78,712           71,529           63,479             57,662           36,276
Deposits(2)................................        866,235          602,669          562,194            490,516          224,982
Custodial escrow balances..................        129,665           77,647           94,206             96,824           53,760
FHLB borrowings............................        303,361          519,433          405,000            168,000          171,943
Borrowed money.............................        222,032          124,503          142,101            178,789           89,909
Total shareholders' equity.................         71,312           64,023           60,497             49,354           40,610

Operating Ratios and Other Selected Data
Return on average assets(3)................           0.54 %           0.32 %           1.02  %            1.02 %           1.78%
Return on average equity(3)................          12.82             6.79            19.79              18.92            22.71
Average equity to average assets(3)........           4.18             4.75             5.16               5.41             7.86
Net interest margin(3)(4)..................           2.87             2.51             3.25               3.37             3.70
Operating efficiency ratio(5)..............          71.42            76.76            59.21              59.74            60.14
Total amount of loans purchased............  $     105,936     $    225,898      $   701,952      $     678,150      $   493,693
Balance of owned servicing portfolio (end
of period).................................      5,656,365        5,517,963        5,889,715          5,357,729        3,348,062
Trust assets under administration (end of
period)....................................      6,017,085        3,847,038        2,545,060          2,089,562        1,437,478
Wholesale loan origination volume..........      3,612,477          512,541          443,363            574,963          402,984

Ratios of Earnings to Fixed Charges(6)
Including interest on deposits.............          1.19x            1.09x            1.38x              1.36x            1.71x
Excluding interest on deposits.............          1.39x            1.15x            1.75x              1.64x            2.30x

Loan Performance Ratios and Data
Allowance for loan and valuation losses....  $       9,338     $      8,581      $     6,354      $       3,710      $     1,756
Nonperforming loans(7) ....................         37,251           28,516           25,641             13,209            4,990
Nonperforming loans/total loans(7) ........           2.74 %           2.54 %           2.31  %            1.55 %           0.97%
Nonperforming assets/total assets(7) ......           2.79             2.20             2.06               1.40             1.03


Net loan charge-offs/average loans(3) .....           0.17             0.18             0.06               0.38             0.04
Allowance for loan and valuation losses/
    total loans ...........................           0.69             0.72             0.57               0.44             0.34
Allowance for loan and valuation losses/
   nonperforming loans ....................          25.07            30.09            24.78              28.09            35.19

----------

(1) Net income per common share assuming dilution is based on the weighted average number of common shares outstanding during each period and the dilutive effect, if any, of stock options and warrants outstanding. There are no other dilutive securities.
(2) Beginning in February 1998, Matrix Bank began accepting brokered deposits. At December 31, 2001, 2000 and 1999, the total balance of brokered deposits was $303.0 million, $203.6 million and $221.5 million, respectively.
(3) Calculations are based on average daily balances where available and monthly averages otherwise.
(4) Net interest margin has been calculated by dividing net interest income before loan and valuation loss provision by average interest-earning assets.
(5) The operating efficiency ratio has been calculated by dividing noninterest expense, excluding amortization of mortgage servicing rights, by operating income. Operating income is equal to net interest income before provision for loan and valuation losses plus noninterest income.
(6) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before taxes plus interest and rent expense. Fixed charges consist of interest and rent expense.
(7) See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Nonperforming Assets" for a discussion of the level of nonperforming loans.
(8) Amounts for the year ended December 31, 2001 are shown net of cumulative effect of a change in accounting principle.

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

General

     Matrix Bancorp was formed in June 1993 when the founding shareholders of Matrix Financial and United Financial, now known as Matrix Capital Markets, two of our subsidiaries, exchanged all of their outstanding capital stock for shares of our stock in a series of transactions that were each accounted for as a pooling of interests. In September 1993, we acquired Dona Ana Savings and Loan Association, FSB, which was subsequently renamed Matrix Capital Bank. The acquisition was accounted for using the purchase method of accounting. We formed Matrix Asset Management, formerly United Special Services, in June 1995 and United Capital Markets in December 1996. In February 1997, we acquired The
Vintage Group (whose primary subsidiary is Sterling Trust) in a pooling of interests and, accordingly, no goodwill was recorded and our consolidated financial statements for the prior periods were restated. Additionally, we acquired ABS in March 1999. The acquisition was accounted for using the purchase method of accounting. We entered into our joint venture, Matrix Settlement & Clearance Services, in September of 1999. On August 1, 2000, we sold the stock of United Capital Markets to one of the officers of that company. On August 1, 2000, Matrix Financial, our mortgage banking operation, became an operating subsidiary of Matrix Bank. On October 31, 2001, First Matrix, our broker-dealer operation, became an operating subsidiary of Matrix Capital Markets.

     The principal components of our revenues consist of:

     o net interest income recorded by Matrix Bank, Matrix Financial and ABS School Services;
     o loan origination fees generated by Matrix Financial and, to a lesser extent, Matrix Bank;
     o brokerage and consulting and disposition services fees realized by Matrix Capital Markets and Matrix Asset Management, respectively;
     o gains on sales of mortgage loans and mortgage servicing rights generated by Matrix Bank and Matrix Financial;
     o    loan administration fees generated by Matrix Financial;
     o    trust service fees generated by Sterling Trust; and
     o    school service fees generated by ABS.

     Our results of operations are influenced by changes in interest rates and the effect of these changes on our interest margins, the volume of loan originations, mortgage loan prepayments and the value of mortgage servicing portfolios. Our fee-based businesses are effected to a lesser extent by interest rates and more by competition and general market conditions.

Comparison of Results of Operations for Fiscal Years 2001 and 2000

     Net Income; Return on Average Equity. Net income increased $4.2 million to $8.5 million for fiscal year 2001 as compared to $4.3 million for fiscal year 2000. On a per share basis, net income was $1.30 per diluted share for fiscal year 2001 and $0.63 for fiscal year 2000. Return on average equity increased to 12.8% for fiscal year 2001 as compared to 6.8% for fiscal year 2000. The increases in net income, earnings per share and return on average equity were caused primarily by an increase in net interest income after provision for loan and valuation losses and large increases in loan origination income and loan administration fees generated at Matrix Financial, offset by increases in compensation and employee benefit costs and increased amortization expense on mortgage servicing rights.

     Net Interest Income. Net interest income before provision for loan and valuation losses increased $10.7 million to $40.5 million for fiscal year 2001 as compared to $29.8 million for fiscal year 2000. Our net interest income before provision for loan and valuation losses increased due to the $229 million, or 19%, increase in our interest-earning assets. Additionally, an element of the increase was our net interest margin increasing to 2.87% for the year ended December 31, 2001 as compared to 2.51% for the year ended December 31, 2000. Although the yield on our interest-earning assets decreased to 7.46% for the year ended December 31, 2001 from 8.22% for the year ended December 31, 2000, that decrease was more than offset by the decrease in our cost of interest-bearing liabilities which for the same periods decreased to 5.15% from 6.15%. Both the decrease in the yield on our interest-earning assets and cost of interest-bearing liabilities is a direct result of the interest rate environment prevalent in 2001, which saw significant interest rate cuts by the Federal Reserve. Also, attributing to the increase in the margin was the overall increase in average noninterest-bearing deposits to $205 million at December 31, 2001 as compared to $141 million at December 31, 2000. The increase in the noninterest-bearing deposits is due to a combination of an increase in our custodial deposits and deposits generated from our investment in Matrix Settlement & Clearance Services. For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

     Provision for Loan and Valuation Losses. The provision for loan and valuation losses decreased $1.2 million, or 30%, to $3.0 million for fiscal year 2001 as compared to $4.2 million for fiscal year 2000. This decrease was primarily attributable to year 2000 including a significant charge-off at ABS of a loan to a school client which closed, as well as a high year 2000 provision at ABS and Matrix Bank versus levels in 2001. For a discussion of the components of the allowance for loan losses, see "--Asset and Liability Management--Analysis of Allowance for Loan and Valuation Losses." For a discussion on the allowance as it relates to nonperforming assets, see "--Asset and Liability Management--Nonperforming Assets."

     Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges, as well as activity in Ginnie Mae servicing portfolios. Loan administration fees increased $6.3 million to $30.1 million for fiscal year 2001 as compared to $23.8 million for fiscal year 2000. Loan administration fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio increased slightly to an average balance of $5.5 billion for fiscal year 2001 as compared to an average balance of $5.4 billion for fiscal year 2000, despite significant increases in prepayment rates due to the declining interest rate environment in the latter part of 2001. The increase in loan administration fees was primarily driven by increased revenue generated from the purchasing of delinquent government loans out of our Ginnie Mae servicing and the subsequent sale of those loans. The revenue generated from this activity was approximately $1.8 million. There were also increases in our ancillary fees. The remainder of the increase is attributed to a slightly higher average servicing balance and a higher balance of government servicing which tends to have higher servicing fees.

     Brokerage fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage servicing rights. Brokerage fees continued with 2000 trends and decreased $2.5 million, or 46%, to $3.0 million for fiscal year 2001 as compared to $5.5 million for fiscal year 2000. This decrease was the result of a decrease in the balance of residential mortgage servicing portfolios brokered by Matrix Capital Markets, which in terms of aggregate unpaid principal balances on the underlying loans, decreased $12.5 billion, or 34%, to $23.9 billion for fiscal year 2001 as compared to $36.4 billion for fiscal year 2000. As previously discussed, the decrease noted is due to the consolidation that has taken place in the mortgage banking industry. The overall market, including the number of buyers and sellers servicing, has decreased, and as a result, we have experienced an overall decrease in both the portfolios brokered and the corresponding revenue. In any event, brokerage fees vary from quarter to quarter as the timing of servicing sales is dependent upon the seller's need to recognize a sale or to receive cash flows.

     Trust Services. Trust service fees decreased $900,000, or 18%, to $4.0 million for fiscal year 2001 as compared to $4.9 million for fiscal year 2000. The decrease in revenue is despite the fact that trust accounts under administration at Sterling Trust increased to 41,329 accounts at December 31, 2001 from 39,220 accounts at December 31, 2000 and total fiduciary assets under administration increased to $6.0 billion at December 31, 2001 from $3.8 billion at December 31, 2000. The growth in accounts and assets under administration occurred in third party administrator accounts, which increased 147% in 2001 to 3,554 accounts, which are generally priced at lower fees based on the level of administration required and generate revenues based on number of transactions within accounts versus level of assets.

     Real Estate Disposition Services. Real estate disposition services represents fees earned by Matrix Asset Management for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions. Real estate disposition service income decreased $1.1 million, or 30%, between the fiscal years 2001 and 2000 to $2.6 million. The decrease was due to the decrease in the number of properties closed during the year, which decreased 23%, from 1,872 in 2000 to 1,444 in 2001.

     Gain on Sale of Loans, Mortgage-Backed and SBA Securities. Gain on sale of loans and mortgage-backed securities increased $500,000 to $1.5 million for fiscal year 2001 as compared to $1.0 million for fiscal year 2000. Loan sales of approximately $76.1 million in 2001 were completed under standard purchase and sale agreements, with standard representations and warranties and without recourse. Sales of mortgage-backed securities were approximately $59.6 million in 2001 and pertained to loans that the Company had purchased and swapped for securities. The gains from both types of these sales represent cash gains. Gains on sale can fluctuate significantly from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or mortgage-backed portfolios available in the market, the type of loan or mortgage-backed portfolios we purchase and the particular loan portfolios we elect to sell.

     Gain on Sale of Mortgage Servicing Rights. Gain on sale of mortgage servicing rights decreased $2.5 million to approximately $200,000 for fiscal year 2001 as compared to $2.7 million for fiscal year 2000. In terms of aggregate outstanding principal balances of mortgage loans underlying such mortgage servicing rights, we sold $1.7 billion in purchased mortgage servicing rights during fiscal year 2001 as compared to $1.1 billion during fiscal year 2000. Gains from the sale of mortgage servicing rights can fluctuate significantly from year to year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, we expect to, at times, pursue opportunistic sales of mortgage servicing rights. The 2000 year sale was undertaken to take advantage of aggressive pricing in the marketplace while the market was not as favorable of 2001 with the low interest rate environment prevalent throughout the year.

     Loan Origination. Loan origination income includes all mortgage loan fees, secondary marketing activity on new loan originations for both residential and SBA loans, and servicing release premiums on servicing sold and capitalized servicing on new originations sold, net of origination costs. Loan origination income increased $27.4 million, or 360%, to $34.9 million for fiscal year 2001 as compared to $7.5 million for fiscal year 2000. The increase is primarily attributable to an increase in wholesale residential mortgage loan production at Matrix Financial by $3.1 billion, or 602%, to $3.6 billion during fiscal year 2001 as compared to $512.5 million during fiscal year 2000. The increases in volume were due to our 2000 initiatives to increase origination platform and by the declining interest rate environment of 2001.

     School Services. School services income represents fees earned by ABS for outsourced business and consulting services provided to schools. School services income increased $1.2 million, or 28%, to $5.4 million for fiscal year 2001 as compared to $4.2 million for fiscal year 2000. This increase was primarily due to an increase in new school customers during 2001.

     Other Income. Other income increased $4.1 million, or 75%, to $9.5 million for fiscal year 2001 as compared to $5.4 million for fiscal year 2000. The increase in other income was primarily due to $3.4 million pre-tax gain on sale of assets generated due to the condemnation of real estate held by Matrix Bank in Denver, Colorado, which was going to be used for relocation of Matrix Bank's domicile. The City and County of Denver condenmed the property in October 2001.

     Noninterest Expense. Noninterest expense increased $38.1 million, or 49%, to $115.9 million for fiscal year 2001 as compared to $77.8 million for fiscal year 2000. This increase was primarily due to increased compensation and benefits expense, increased amortization of mortgage servicing rights and increased other general and administrative expense, offset by a decrease in professional fees. The following table details the major components of noninterest expense for the periods indicated:

                                                         Year Ended
                                                         December 31,
                                                 -------------------------------
                                                     2001             2000
                                                 ---------------  --------------
                                                        (In thousands)
     Compensation and employee benefits.......... $  52,573         $ 34,245
     Amortization of mortgage servicing rights ..    21,862            9,851
     Occupancy and equipment.....................     6,525            4,785
     Postage and communication...................     4,063            2,812
     Professional fees...........................     2,883            4,687
     Data processing.............................     2,907            2,413
     Other general and administrative............    25,086           19,048
                                                 ---------------  --------------
          Total.................................. $ 115,899         $ 77,841
                                                 ===============  ==============

     Compensation and employee benefits increased $18.3 million, or 54%, to $52.6 million for fiscal year 2001 as compared to $34.2 million for fiscal year 2000. This increase was primarily the result of increased salary expense at Matrix Financial, and to a lesser extent, at ABS, Matrix Bancorp and Matrix Bank. Matrix Financial's salary expense increased related to its initiative to develop its production platform and $15.9 million of the total company increase in compensation and employee benefits is attributable to Matrix Financial. This initiative involved opening two new production offices, acquiring a servicing and production platform and hiring additional administrative and production staff in late 2000 which operated all of 2001. The Company had an overall increase of 225 employees, or 31%, to 960 employees at December 31, 2001 as compared to 735 employees at December 31, 2000.

     Amortization of mortgage servicing rights increased $12.0 million, or 122%, to $21.9 million for fiscal year 2001 as compared to $9.9 million for fiscal year 2000. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the lower interest rates prevalent in the market, prepayment speeds on our servicing portfolio increased to an average of 22.9% during fiscal year 2001 as compared to 12.1% during fiscal year 2000.

     The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other expenses, increased $7.7 million, or 23%, to $41.5 million for fiscal year 2001 as compared to $33.8 million for fiscal year 2000. The $6.0 million increase in other general and administrative expense was primarily attributable to increases in foreclosure and REO expenses, increases in travel and entertainment costs, and in other miscellaneous expenses associated with the increased number of employees, and increases in outside services, consulting and temporary help, as well as a $984,000 charge recorded related to the relocation of Matrix Bank's domicile primarily for severence and contract benefits to be paid to certain of Matrix Bank's employees. For further discussion of these charges, see Note 2 to the consolidated financial statements. This was offset by a $1.8 million decrease in professional fees related mainly to high amounts in 2000 for litigation at Sterling Trust and legal expenses associated with the Harbor settlement which were not incurred in 2001. For a discussion of the Harbor items, see Note 19 to the consolidated financial statements.

     Provision for Income Taxes. Our provision for income taxes increased $2.1 million to $4.3 million for fiscal year 2001 as compared to $2.2 million for fiscal year 2000. The increase in pre-tax income was enhanced by a reduction in our effective tax rate to 33.4% for fiscal year 2001 from 34.5% for fiscal year 2000. The decrease in the effective tax rate was the result of our origination of tax-exempt financing at ABS.

Comparison of Results of Operations for Fiscal Years 2000 and 1999

     Net Income; Return on Average Equity. Net income decreased $6.5 million to $4.3 million for fiscal year 2000 as compared to $10.8 million for fiscal year 1999. On a per share basis, net income was $0.63 per share for fiscal year 2000 and $1.58 for fiscal year 1999. Return on average equity decreased to 6.8% for fiscal year 2000 as compared to 19.8% for fiscal year 1999. The decreases in net income, earnings per share and return on average equity were caused primarily by the substantial increase in the cost of our interest-bearing liabilities, which resulted from the higher interest rate environment of fiscal year 2000 as compared to fiscal year 1999. Additionally, we incurred losses related to loans that we acquired under a previously existing purchase/repurchase facility, as well as related to the settlement of the Harbor Financial Mortgage Corporation bankruptcy. Our legal expenses in fiscal year 2000 were substantially higher than the prior fiscal year relating to litigation at Sterling Trust and the two losses mentioned above. See "Legal Proceedings."

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

     Brokerage fees. Brokerage fees decreased $680,000, or 11.0%, to $5.5 million for fiscal year 2000 as compared to $6.2 million for fiscal year 1999. This decrease was the result of a decrease in the balance of residential mortgage servicing portfolios brokered by Matrix Capital Markets, which in terms of aggregate unpaid principal balances on the underlying loans, decreased $11.3 billion to $36.4 billion for fiscal year 2000 as compared to $47.7 billion for fiscal year 1999. Brokerage fees vary from quarter to quarter as the timing of servicing sales is dependent upon the seller's need to recognize a sale or to receive cash flows.

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

     Loan Origination. Loan origination income increased $1.4 million, or 22.0%, to $7.6 million for fiscal year 2000 as compared to $6.2 million for fiscal year 1999. Approximately $806,000 of this increase related to increased originations ans sales by Matrix Bank's SBA loan department. The remainder of the increase is attributable to an increase in wholesale residential mortgage loan production by $69.1 million, or 15.6%, to $512.5 million during fiscal year 2000 as compared to $443.4 million during fiscal year 1999.

     School Services. School services income increased $1.4 million, or 50.7%, to $4.2 million for fiscal year 2000 as compared to $2.8 million for fiscal year 1999. This increase was primarily due to an increase in the pricing for ABS services, the addition of new school customers and our acquisition of ABS in March 1999, which resulted in less than a full year of revenues being recognized in 1999.

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

                                                            Year Ended
                                                            December 31,
                                                     ---------------------------
                                                        2000           1999
                                                     ------------   ------------
                                                           (In thousands)
     Compensation and employee benefits.............  $   34,245    $     29,336
     Amortization of mortgage servicing rights .....       9,851          16,403
     Occupancy and equipment........................       4,785           3,727
     Postage and communication......................       2,812           2,688
     Professional fees..............................       4,687           2,385
     Data processing................................       2,413           1,688
     Other general and administrative...............      19,048          13,359
                                                     ------------   ------------
          Total.....................................  $   77,841     $   69,586
                                                     ============   ============

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

                                                                            Year Ended December 31,
                                           ------------------------------------------------------------------------------------
                                                      2001                         2000                         1999
                                           ---------------------------  ---------------------------  --------------------------

                                           Average            Average    Average           Average   Average            Average
                                           Balance   Interest  Rate     Balance   Interest  Rate      Balance  Interest  Rate
                                           --------- -------- --------  ------------------ --------  --------------------------
                                                                          (Dollars in thousands)
Assets
Interest-earning assets:
  Loans receivable, net ................ $1,338,613 $102,058     7.62%  $1,086,041 $90,591     8.34%   $877,117  $72,355    8.25%
  Mortgage-backed and SBA securities....     17,667    1,335     7.56       45,253   3,374     7.46          --       --      --
  Interest-earning deposits.............     33,746    1,008     2.99       28,831   1,508     5.23      16,326      629    3.85
  Federal Home Loan Bank stock..........     23,281      996     4.28       24,199   1,913     7.91      13,934      766    5.50
                                           --------- -------- --------  ----------- ------- --------  ---------- --------- -------
    Total interest-earning assets.......  1,413,307  105,397     7.46%   1,184,324  97,386     8.22%    907,377   73,750    8.13%

Noninterest-earning assets:
  Cash..................................     24,196                         16,305                       18,090
  Allowance for loan and valuation
    losses..............................     (9,038)                        (7,302)                      (4,392)
  Premises and equipment................     17,838                         10,318                       10,765
  Other assets..........................    142,914                        116,602                      122,705
                                           ---------                    ----------                   ----------
    Total noninterest-earning assets....    175,910                        135,923                      147,168
                                           ---------                    ----------                   ----------
    Total assets........................ $1,589,217                     $1,320,247                   $1,054,545
                                           =========                    ==========                   ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Passbook accounts..................... $    3,467      108     3.12%  $    2,981     102     3.42% $    2,758       96    3.48 %
  Money market and NOW accounts.........    239,941    5,220     2.18      156,649   3,671     2.34     213,192    6,356    2.98
  Certificates of deposit...............    493,954   29,544     5.98      361,084  22,502     6.23     287,347   15,137    5.27
  Federal Home Loan Bank borrowings.....    347,807   16,071     4.62      430,331  27,242     6.33     175,619    9,184    5.23
  Borrowed money........................    176,980   13,944     7.88      147,377  14,084     9.56     159,272   13,514    8.48
                                           --------- -------- --------  ----------- ------- -------- ----------- ---------- -------
    Total interest-bearing liabilities..  1,262,149   64,887     5.14%   1,098,422  67,601     6.15%    838,188   44,287    5.28 %
                                           --------- -------- --------  ----------- ------- -------- ----------- ---------- -------

Noninterest-bearing liabilities:
  Demand deposits (including custodial
   escrow balances)....................     204,923                        140,615                      140,847
  Other liabilities.....................     55,764                         18,505                       21,054
                                           ---------                    ----------                   ----------
  Total noninterest-bearing liabilities.    260,687                        159,120                      161,901
  Shareholders' equity..................     66,381                         62,705                       54,456
                                           ---------                    ----------                   ----------
    Total liabilities and shareholders'
     equity............................  $1,589,217                    $ 1,320,247                   $1,054,545
                                           =========                    ==========                   ==========
Net interest income before provision
for loan and valuation losses...........          $   40,510                       $29,785                       $29,463
                                                    =========                      =========                    ==========
Interest rate spread....................                         2.32%                         2.07 %                       2.85 %
                                                               ========                     ========                        =======
Net interest margin.....................                         2.87%                         2.51 %                       3.25 %
                                                               ========                     ========                        =======
Ratio of average interest-earning
  assets to average interest-bearing %
  liabilities...........................                       111.98%                       107.82 %                     108.25 %
                                                               ========                     ========                        ========

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

                                          Year Ended December 31, 2001 vs. 2000   Year Ended December 31, 2000 vs. 1999
                                          Increase (Decrease) Due to Change in    Increase (Decrease) Due to Change in
                                         --------------------------------------------------------------------------------
                                          Volume          Rate          Total      Volume         Rate          Total
                                         ------------  ------------  ------------------------  ------------  ------------
                                                                         (In thousands)

Interest-earning assets:
  Loans receivable, net.................  $  19,781    $  (8,314)    $    11,467  $  17,438    $      798    $   18,236
  Mortgage-backed and SBA securities....     (2,085)          46          (2,039)     3,374            --         3,374
  Interest-earning deposits.............        225         (725)           (500)       599           280           879
  Federal Home Loan Bank stock..........        (70)        (847)           (917)       719           428         1,147
                                            ---------    ----------    -----------  ---------    ----------    ----------
    Total interest-earning assets.......     17,851       (9,840)          8,011     22,130         1,506        23,636
                                            ---------    ----------    -----------  ---------     ---------    ----------
Interest-bearing liabilities:
  Passbook accounts.....................         16          (10)              6          8            (2)            6
  Money market and NOW accounts.........      1,822         (273)          1,549     (1,886)         (799)       (2,685)
  Certificates of deposit...............      7,984         (942)          7,042      4,307         3,058         7,365
  Federal Home Loan Bank advances.......     (4,637)      (6,534)        (11,171)    15,770         2,288        18,058
  Borrowed money........................      2,563       (2,703)           (140)      (957)        1,527           570
                                            ---------    ----------    -----------  ---------    ----------    ----------
    Total interest-bearing liabilities..      7,748      (10,462)         (2,714)    17,242         6,072        23,314
                                            ---------    ----------    -----------  ---------    ----------    ----------
Change in net interest income before
provision for loan and valuation losses.  $  10,103    $    622      $    10,725  $   4,888    $   (4,566)   $      322
                                            =========    ==========    ===========  =========    ==========    ==========

Asset and Liability Management

     General. A significant portion of our revenues and net income is derived from net interest income and, accordingly, we strive to manage our interest-earning assets and interest-bearing liabilities to generate what we believe to be an appropriate contribution from net interest income. Asset and liability management seeks to control the volatility of our performance due to changes in interest rates. We constantly attempt to achieve an appropriate relationship between rate sensitive assets and rate sensitive liabilities. We have responded to interest rate volatility by developing and implementing asset and liability management strategies designed to increase noninterest income and improve the match between interest-earning assets and interest-bearing liabilities. These strategies include:

     o maintaining a wholesale loan origination operation. Wholesale originations provide a form of hedge against the balance of mortgage servicing rights. In a decreasing interest rate environment, the value of the servicing portfolio tends to decrease due to increased prepayments of the underlying loans. During this same environment, however, the volume of loan originations generally increases;
     o utilizing mortgage servicing rights as a source of noninterest income and as a countermeasure against the decline in the value of mortgage loans during a rising interest rate environment. Increases in interest rates tend to increase the value of mortgage servicing rights because of the resulting decrease in prepayment rates on the underlying loans;
     o focusing on noninterest-bearing custodial escrow balances related to our mortgage servicing rights;
     o increasing focus on lines of business that are less interest rate sensitive, such as brokerage activities, consulting services, self-directed trust services, clearing operations, real estate disposition and school business services;
     o originating and purchasing adjustable rate mortgages and selling newly originated fixed rate residential mortgages in the secondary market;
     o increasing emphasis on the origination of construction and commercial real estate lending, including SBA loans, which tend to have higher interest rates with shorter loan maturities than residential mortgage loans and generally are at adjustable rates;
     o acquisition and sales of guaranteed portions of SBA loans, which are generally at adjustable rates;
     o increasing retail deposits, which are less susceptible to changes in interest rates than other funding sources;
     o pursuing strategic acquisitions or alliances that provide fee-based income or generate liabilities that are less expensive or less interest rate sensitive than retail deposits or borrowings from third party institutions to fund our investing activities;
     o using Matrix Bank as the settlement bank for settlement and clearing services offered by Sterling Trust and Matrix Settlement & Clearance Services to generate low-cost deposits; and
     o hedging segments of our servicing portfolio and selling forward commitments on our loan pipeline.

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



                                                                               As of December 31,
                        ------------------------------------------------------------------------------------------------------------
                                 2001                    2000                    1999                  1998                   1997
                        ---------------------  --------------------- --------- ---------  ---------- -----------  -------- ---------
                          Amount      Percent    Amount     Percent   Amount    Percent      Amount    Percent     Amount    Percent
                        ------------ --------  ----------  --------  --------- ---------  ---------- -----------  -------- ---------
                                                                                    (Dollars in thousands)

Residential...........   $1,062,640   78.76%  $  903,955     81.00%    954,424      86.49%  $732,512    86.34%    $462,604    90.46%
Multi-family, commercial
 real estate and            193,520   14.34      123,491     11.07      78,046       7.07     52,689     6.21       29,492     5.77
 commercial.........
School financing......       61,969    4.59       51,909      4.65      31,748       2.88     24,429     2.88        2,708     0.53
Construction .........       35,023    2.60       36,768      3.29      36,056       3.26     27,648     3.26        7,591     1.48
Consumer..............        5,336    0.40        8,479      0.76       9,595       0.87     14,880     1.75       10,733     2.10
                        ------------ -------- -----------  -------- ---------- ---------  ---------- -----------  -------- ---------
    Total loans......    $1,358,488  100.69%   1,124,602    100.77   1,109,869  69,100.57    852,158   100.44      513,128   100.34
Less allowance for loan
  and valuation losses        9,338    0.69        8,581      0.77       6,354       0.57      3,710     0.44       1,756      0.34
                        ------------ -------- -----------  -------- ---------- ---------- ---------- -----------  -------- ---------
Loans receivable, net.    1,349,150  100.00   $1,116,021    100.00% $1,103,515     100.00%  $848,448   100.00%    $511,372   100.00%
                        ============ ======== ===========  ======== ========== ========== ========== ===========  ======== =========


     The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2001, excluding the allowance for loan losses. Loans held for sale are classified as maturing over five years. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments or the timing of loan sales.

                                                                               As of December 31, 2001
                                                                ------------------------------------------------------
                                                                 Less than      One to      Over Five
                                                                 One Year     Five Years       Years        Total
                                                                ------------- ------------  ------------ -------------
                                                                                   (In thousands)

      Residential.............................................. $   651,685   $  405,125    $    5,830   $ 1,062,640
      Multi-family, commercial real estate and commercial......      83,276       20,023        90,221       193,520
      School financing.........................................      10,622       51,347            --        61,969
      Construction.............................................      28,223        6,800            --        35,023
      Consumer.................................................       1,754        2,292         1,290         5,336
                                                                ------------- ------------  ------------ -------------
           Total loans ........................................ $   775,560   $  485,587    $   97,341   $ 1,358,488
                                                                ============= ============  ============ =============

      Included in the balance of residential loans are approximately $434.3 million of loans originated by Matrix Financial that are committed for sale. Although the majority of the loans are fixed rate, we have very little interest risk associated with the loans because they are committed for sale.........

      Loans held for sale, excluding the allowance for loan losses, which are primarily contractually due in less than one to five years, are split between fixed and adjustable rates as follows:

                                                                              As of December 31, 2001
                                                                -----------------------------------------------------
                                                                 Less than      One to      Over Five
                                                                 One Year     Five Years       Years       Total
                                                                ------------- ------------  ------------ ------------
                                                                                  (In thousands)

      Fixed ................................................... $   562,041   $  166,336       $   799   $  729,176
      Adjustable...............................................     144,849      289,817           709      435,375
                                                                ------------- ------------  ------------ ------------
           Total loans ........................................ $   706,890   $  456,153       $ 1,508   $1,164,551
                                                                ============= ============  ============ ============

      Loans held for investment, excluding the allowance for loan losses, which are contractually due in one or more years, are split between fixed and adjustable rates as follows:

                                                                              As of December 31, 2001
                                                                -----------------------------------------------------
                                                                 Less than      One to      Over Five
                                                                 One Year     Five Years      Years        Total
                                                                ------------- ------------  ------------ ------------
                                                                                  (In thousands)

      Fixed ................................................... $    11,805   $    8,193       $19,660     $ 39,658
      Adjustable...............................................      56,864       21,241        76,174      154,279
                                                                ------------- ------------  ------------ ------------
           Total loans ........................................ $    68,669   $   29,434       $95,834     $193,937
                                                                ============= ============  ============ ============

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

                                                                              As of December 31,
                                                   -----------------------------------------------------------------------
                                                       2001           2000           1999           1998           1997
                                                   -----------    -----------    -----------    -----------    -----------
                                                                            (Dollars in thousands)

Nonaccrual residential mortgage loans............   $  19,039       $ 22,592      $  20,185      $   8,208      $   4,796
Nonaccrual commercial loans and school
   financing ....................................      18,172          5,792          5,301          4,349             --
Nonaccrual consumer loans........................          40            132            155            652            194
                                                    -----------    -----------    -----------    -----------    -----------
     Total nonperforming loans...................      37,251         28,516         25,641         13,209          4,990
Foreclosed real estate...........................       8,355          2,646            800            916          1,242
                                                    -----------    -----------    -----------    -----------    -----------
     Total nonperforming assets..................   $  45,606      $  31,162      $  26,441      $  14,125          6,232
                                                    ===========    ===========    ===========    ===========    ===========
Total nonperforming loans
   to total loans................................        2.74  %        2.54%          2.31%          1.55%          0.97%
Total nonperforming assets to total assets.......        2.79  %        2.20%          2.06%          1.40%          1.03%
Ratio of allowance for loan and valuation losses
    to total nonperforming loans.................       25.07  %       30.09%         24.78%         28.09%         35.19%
Interest income on nonperforming loans not
    included in interest income..................   $   1,773      $   1,016      $     979      $     524      $      89


     We accrue for interest on government-sponsored loans such as Federal Housing Administration insured and Veteran's Administration guaranteed loans which are past due 90 or more days, as the majority of the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $55.2 million, $101.1 million and $147.9 million as of December 31, 2001, 2000 and 1999, respectively.

     Nonaccrual residential mortgage loans as a percentage of total loans were 1.4% at December 31, 2001, 2.1% at December 31, 2000, 1.8% at December 31, 1999,
1.0% at December 1998 and 0.9% at December 31, 1997. The nonaccrual residential mortgage loans have improved at December 31, 2001 as compared to December 30, 2000. The improvement is due to maturity and improvement in certain portfolios acquired in 2000 and 1999 on which the recourse option we had was eliminated with the bankruptcy of the seller/servicer. The balance of these loans in nonaccrual at December 31, 2001 totals $4.9 million as compared to $6.8 million at December 31, 2000. Associated with these nonaccrual loans, we have recorded $1.8 million of discounts.

     The increase in nonaccrual commercial loans and school financing in 2001 is primarily attributable to the increased volume of our SBA originated and purchased loans and the increased amount of those loans in nonaccrual status, which at December 31, 2001 was $8.1 million. It should be noted, however, that approximately $5.7 million of the interest and principal of these loans is guaranteed, and as such, our credit risk is minimized despite the increase in the balances. With regard to our school financing, a majority of our origination of tax-exempt financing for charter schools is for the purchase of real estate and equipment. We have noted that many of our charter schools have encountered enrollment and/or state funding delays with their start-up, which has delayed their funding and caused the school's loans to us to become delinquent. We have historically, however, been able to work with many of the schools on their cash flow issues and eventually removed them from the delinquent lists.

      The prior delinquency and anticipated future delinquencies are taken into consideration in the pricing of the loans acquired. We generally purchase such loans at discounts and, in limited instances, receive recourse from the seller to further reduce our risk of loss associated with the loans' nonaccrual status. At December 31, 2001, $15.0 million, or 40.3%, of the nonaccrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale." Total loans held for sale at December 31, 2001, were $1.2 billion, of which $4.7 million, or 0.41%, were nonaccrual loans related to commercial loans and school financing held for sale.

      The increase in foreclosed real estate in 2001 as compared to 2000 is primarily due to one commercial real estate property in Colorado of approximately $3.9 million, which was foreclosed upon in December 2001. This property was sold in February 2002 at no principal loss to Matrix Bank.

     Analysis of Allowance for Loan and Valuation Losses. The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated. The table includes the allowance for both loans held for investment and loans held for sale.


                                                                 As of and for the Year Ended December 31,
                                                 ---------------------------------------------------------------------------
                                                      2001             2000            1999           1998          1997
                                                   ------------      -----------    -----------    -----------    ----------
                                                                           (Dollars in thousands)

Balance at beginning of period.................    $    8,581        $   6,354      $   3,710       $  1,756       $ 1,039
Charge-offs:
     Real estate - mortgage (1)................           872              434             98          1,922            22
     Real estate - construction ...............            31              320             --             --            --
     Commercial loans and school financing ....           746              819             --             --            --
     Consumer..................................           659              476            509            789           166
                                                   ------------     ------------    -----------    -----------    ----------
          Total charge-offs....................         2,308            2,049            607          2,711           188
Recoveries:
     Real estate-mortgage......................             4                1              2              2            --
     Consumer..................................            81               40             69             56            31
                                                   ------------     ------------    -----------    -----------    ----------
          Total recoveries.....................            85               41             71             58            31
                                                   ------------     ------------    -----------    -----------    ----------
Net charge-offs................................         2,223            2,008            536          2,653           157
Provision for loan losses charged to operations         2,980            4,235          3,180          4,607           874
                                                   ------------     ------------    -----------    -----------    ----------
Balance at end of period.......................    $    9,338       $    8,581      $   6,354      $   3,710      $  1,756
                                                   ============     ============    ===========    ===========    ==========
Ratio of net charge-offs to average loans......          0.17%            0.18%          0.06%          0.38%         0.04%
                                                   ============     ============    ===========    ===========    ==========
Average loans outstanding during the period....    $1,338,613       $1,086,041      $ 877,117      $ 692,443      $355,848
                                                   ============     ============    ===========    ===========    ==========
----------

(1) A majority of the increase in real estate mortgage charge-offs for 1998 as compared to 1997 is due to the loss recognized which related to loans acquired under an alleged fraudulent agreement. No future losses are anticipated.


     The allowance for loan and valuation losses is analyzed by management as discussed below and is increased by the provision for loan and valuation losses, which is charged to operations, as necessary. The allowance for loan and valuation losses is calculated, in part, based on historical loss experience. In addition, management takes into consideration other factors, such as:

     o    qualitative evaluations of individual classified assets;
     o    geographic and other portfolio concentrations;
     o    new products or markets;
     o    evaluations  of  the  changes  in  the  historical   loss   experience
          component; and
     o projections of this component into the current and future periods based on current knowledge and conditions.

     These loss factors range from 0.10% for Federal Housing Administration/Veteran's Administration loans guaranteed by the Department of Housing and Urban Development, to 8.00% for credit card loans. The loss factors are applied to the outstanding principal balance of loans in their respective categories. Loans in the commercial and school finance portfolios are assigned loss factors based on items similar to those listed, plus additional individual loan review on all significant loans, including SBA loans, which result in loans being classified as watch, substandard or doubtful.

     The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. Accordingly, potential impaired loans of the Company include only commercial loans, real estate construction loans, commercial real estate mortgage loans and school financing. Impairment allowances are considered by the Company in determining the overall adequacy of the allowance for loan losses.

     After an allowance has been established for the loan portfolio, management establishes a portion of the allowance for loan losses, which is attributed to factors that cannot be associated with a specific loan or loan portfolio. The Company evaluates its residential loans collectively due to their homogeneous nature. These factors include:

     o    general economic conditions;
     o    recognition of specific regional geographic concerns;
     o    loan type and the assessed risk inherent in each loan category; and
     o    trends in the portfolio and portfolio growth trends.

     Substandard and doubtful loans of homogeneous loan portfolios are assigned loss factors of 5.00% to 50.00%. The loss factors are applied to the outstanding principal balances of loans in their respective categories.

     The total for all categories as described above determines our allowance for loan and valuation losses. Loan losses are charged against the allowance when the probability of collection is considered remote.

     The following table shows information regarding the components of our allowance for loan and valuation losses as of the dates indicated:


                                                                          As of December 31,
                         -----------------------------------------------------------------------------------------------------------
                                2001                   2000                 1999                  1998                  1997
                         --------------------  --------------------- ---------------------  --------------------- ------------------
                                  Percentage             Percentage             Percentage             Percentage         Percentage
                                  of Loans               of Loans               of Loans               of Loans            of Loans
                                  in each                in each                in each                in each             in each
                                  Category               Category               Category               Category            Category
                         Amount       to        Amount       to        Amount       to        Amount       to     Amount       to
                                    Total                  Total                  Total                  Total               Total
                                    Loans                  Loans                  Loans                  Loans               Loans
                        --------- -----------  --------- ----------  --------- -----------  --------- ----------  ------- ----------
                                                                        (Dollars in thousands)

Residential..............$3,918    78.30%      $4,133      80.39%    $3,591       86.00%    $2,295       85.96%    $1,234     90.15%
Multi-family,
 commercial real          2,400    14.15        1,684      11.28        835        7.02        564        6.18         91      5.75
 estate and commercial ..
School financing......... 2,527     4.56        2,329       4.31      1,320        2.86        275        2.87         --      0.53
Construction.............   445     2.59          302       3.27        286        3.25        207        3.24         23      1.48
Consumer.................    48     0.40          133       0.75        322        0.87        369        1.75        408      2.09
                        --------- -----------  --------- ----------  --------- -----------  --------- ----------  ------- ----------
                         $9,338   100.00%      $8,581     100.00%    $6,354      100.00%    $3,710      100.00%    $1,756    100.00%
                        ========= ===========  ========= ==========  ========= ===========  ========= ==========  ======= ==========

      The ratio of the allowance for loan and valuation losses to total loans was 0.69% at December 31. 2001; 0.77% at December 31, 2000; 0.57% at December 31, 1999; 0.44% at December 31, 1998; and 0.34% at December 31, 1997. The
allowance for loan and valuation losses is reduced by loans charged off, net of recoveries. The balance of the allowance for loan and valuation losses allocated to residential, multi-family, commercial real estate, commercial, school financing and construction loans has increased mainly due to the increased outstanding loan principal balances in these loan categories. In addition, we have increased our origination of non 1-4 family loans, which are perceived to be higher risk and also are a contributor to the overall increase in the balance of the allowance. As of December 31, 2001, we believe that the allowance, when taken as a whole, is adequate to absorb losses in the current loan portfolio.

      Risk  Sensitive  Assets  and  Liabilities.  As  discussed  in  "Asset  and
Liability Management--General" a significant portion of our earnings and ultimate success is partially dependent upon our ability to manage our interest rate risk. Interest rate risk can be defined as the exposure of our net interest income to adverse movements in interest rates. Although we manage other risks, such as credit, operational and liquidity risk in the normal course of business, we consider interest rate risk to be a significant market risk which could potentially have the largest material effect on our financial condition and results of operations. The majority of our market risk related to interest rates exists within the operations of Matrix Bank. However, Matrix Financial also has interest rate risk related to its primary asset, mortgage servicing rights, and also related to its loan origination volumes, as well as the net interest income earned on its originated loans that are funded through warehouse lines of credit. With the majority of Matrix Financial's operations being funded by Matrix Bank, this is a smaller risk to the Company as compared to when Matrix Financial's operations were funded entirely by unaffiliated financial institutions. The susceptibility to movements in interest rates affects the cash flows generated from the mortgage servicing rights which are recorded in other income versus interest income. In a decreasing interest rate environment, the underlying servicing portfolio tends to prepay faster which reduces future servicing income; while in an increasing interest rate environment, prepayments tend to decrease, which increases expected future servicing income. As it relates to Matrix Financial's lending activities, Matrix Financial originates residential mortgage loans, which are generally pre-sold. However, between the time that the loan is originated and sold to the ultimate investor, Matrix Financial earns interest income. The loans are funded through the use of warehouse credit facilities or borrowings from Matrix Bank, both of which are generally priced based on short-term interest rates. Therefore, the net interest income that is earned by Matrix Financial is generally dependent on the spread between long-term mortgage rates and short-term interest rates. Aside from Matrix Financial's investment in servicing rights, the majority of the risk associated with interest rate movements relates more to the overhead associated with our origination platform. As discussed, a significant portion of the loan origination is directly related to the interest rate environment. Overhead significantly increased in 2001 to support the higher levels of originations. As a result, when interest rates increase and originations decrease, there is a risk that we will not be able to manage our overhead proportionally to the overall decrease in loan origination income.

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

      Interest rate risk management at Matrix Bank is the responsibility of the Asset and Liability Committee, which reports to the board of directors of Matrix Bank. The Asset and Liability Committee establishes policies that monitor and coordinate our sources, uses and pricing of funds. The Asset and Liability Committee is also involved in formulating our budget and strategic plan as it relates to investment objectives. We have engaged a third party to provide consulting services that assists us with our asset/liability management. We meet with this consulting firm quarterly to review the results of our interest rate risk analysis and to discuss strategies. We are also researching various asset/liability software packages for possible future acquisition by Matrix Bank. Part of the modeling which is done is to comply with the requirements of the Office of Thrift Supervision.

      We continue to attempt to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. To accomplish this, we focus on acquiring adjustable rate residential mortgages and have increased our efforts regarding the origination of residential construction loans, commercial real estate loans, SBA loans and limited consumer lending, which re-price or mature more quickly than fixed rate residential real estate loans. In the fourth quarter of 2001, we began a strategy of purchasing with the intent to sell the guaranteed portion of SBA loans. Again, the loans generally adjust with prime and present very little interest rate risk. The other significant asset that we invest in is residential mortgage servicing rights. The value and cash flows from residential mortgage servicing rights respond counter-cyclically to the value of fixed rate mortgages. When interest rates increase and the value of fixed rate mortgages decrease, in turn decreasing net interest income, the value of the mortgage servicing rights increase. In a decreasing interest rate environment, the inverse occurs. It is important to note, however, that an equal increase or decrease in interest rates will not affect the value of our mortgage servicing rights portfolio equally. A decrease in interest rates causes a greater reduction in the value of the portfolio as compared to the increase in value in the portfolio from an equal increase in interest rates. Another significant strategy that we focus on in managing interest rate risk is identifying lines of business that generate noninterest rate sensitive liabilities. Examples of this strategy are the investment in mortgage servicing rights, which generate no cost escrow deposits; Sterling Trust's operations, which administer deposits with relatively low costs; and our investment in Matrix Settlement & Clearance Services, which uses Matrix Bank as the clearing bank, which creates low-cost deposits.

      In the ordinary course of business, we make commitments to originate residential mortgage loans and hold originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the pipeline loans. We mitigate this risk through the use of mandatory and best effort forward commitments to sell loans and mortgage-backed securities. As of December 31, 2001, we had $155.0 million and $492.6 million in pipeline and funded loans, respectively, offset with mandatory forward commitments of $434.3 million and best effort forward commitments of $96.2 million. The market value of loans committed for sale is determined based on the related forward loan sale commitments. Effective January 1, 2001, with the adoption of SFAS 133, we were required to treat substantially all mortgage loan commitments and loan sale commitments (both mandatory and best effort) as derivatives and record the fair value of those derivatives on the balance sheet and any subsequent changes in the fair value of those derivatives through current earnings. As the changes in fair value of the loan commitments and the loan sale commitments are generally expected to offset one another, we do not anticipate any material impact to our future earnings from pipeline loans as a result of the adoption of SFAS 133.

      Ownership of mortgage servicing rights exposes us to impairment of their value in certain interest rate environments. The incidence of prepayment of a mortgage loan increases during periods of declining interest rates as the homeowner seeks to refinance the loan to a lower interest rate. If the level of prepayment on segments of our mortgage servicing portfolio achieves a level higher than we projected for an extended period of time, then an impairment in the associated basis in the mortgage servicing rights may occur. To mitigate this risk of impairment due to declining interest rates, we hedged a segment of our portfolio beginning in September 1997. We had identified and hedged $353.2 million as of December 31, 2000 of our mortgage servicing portfolio using a program of exchange-traded futures and options. Due to FASB 133 and the low interest rate environment, we elected to discontinue our hedging strategy in the first quarter of 2001. The Company has no immediate plans to reinstate its hedging strategy of using derivative products. We have, however, developed a different strategy to address the risk as discussed below.

      With regards to our interest-sensitive liabilities during 2001, and in order to take advantage of the historically low interest rates, Matrix Bank has entered into short option agreements and other longer term advances (2 to 5 years) totaling $120 million, which have interest rates ranging from 2.69% to 4.85%. It is anticipated that our interest margin will benefit in the long term from locking in these interest rates.

      The following tables represent, in tabular form, contractual balances of our on balance sheet financial instruments in dollars at the expected maturity dates, as well as the fair value of those on balance sheet financial instruments for the periods ended December 31, 2001 and 2000. The expected maturity categories take into consideration historical and anticipated prepayment speeds, as well as actual amortization of principal and do not take into consideration the reinvestment of cash. Our assets and liabilities that do not have a stated maturity date, such as interest-earning deposits, Federal Home Loan Bank stock and certain other deposits, are considered to be long term in nature and are reported in the thereafter column. We are very active in the secondary market as it relates to the purchase and sale of mortgage loans. We use a five-year maturity assumption for all of Matrix Bank's held for sale loans and school financing, and we use a one-year maturity assumption for Matrix Financial's originated loans held for sale. We also treat the Federal Home Loan Bank and revolving borrowings as long term in nature, as the continued availability of these amounts is anticipated indefinitely. Third party servicers service a portion of our loan portfolio; as a result, a portion of the information presented is based on the best available information.

      For the most part, the carrying amounts of interest-earning deposits, Federal Home Loan Bank stock, Federal Home Loan Bank borrowings and borrowed money approximate those assets' and liabilities' fair values. The fair values of the loan portfolios held for sale and held for investment are based on quoted market prices or outstanding commitments from investors. If quoted market prices are not available, fair values are based on quoted market prices of similar loans sold in securitization transactions, adjusted for differences in loan characteristics. The fair values of demand deposits are, by definition, equal to the amount payable upon demand at the reporting date. The fair value of time deposits are based upon the discounted value of contractual cash flows, which is estimated using interest rates currently being offered on certificates to a schedule of aggregated expected periodic maturities on time deposits.

     Mortgage servicing rights are not included in the tabular presentation, as the investment does not directly affect interest income. As noted, however, earnings from mortgage servicing rights directly correlate with market risk as it relates to interest rate fluctuations. We attempt to mitigate a portion of this risk by the type of mortgage servicing rights we acquire. The loans underlying the servicing rights acquired tend to be more seasoned and have lower principal balances. Management believes that the more seasoned, lower balance servicing portfolios carry less prepayment risk than less seasoned, higher balance mortgage servicing, because the cost savings of refinancing a lower balance loan tend to be less than for a higher balance loan with a comparable interest rate. We also believe that if a loan has been outstanding for a period of time and has been through several declining interest rate cycles without refinancing, the risk of prepayment in the future is less than a newly originated loan. In addition, in 2001 we began to retain a portion of our originated servicing. Based on the interest rate environment prevalent throughout 2001, the Company believes that retaining servicing that was generated in the lower interest rate environment will incur less prepayment risk. Although significantly higher in 1999 and 1998, the prepayment percentages which we have experienced over the past three years have been lower than experienced in the industry, as a whole. The prepayment speeds for the years ended December 31, 2001, 2000 and 1999 were 22.9%, 12.1%, and 20.6%, respectively. In the tables below, prepayment speeds of 19% and 12% for 2001 and 2000, respectively, were used for all loan types to project expected cash flows. These assumptions are based on our historical prepayment speeds, as well as our knowledge and experience in the market.

      The Company's on balance sheet financial instruments for the period ended December 31, 2001:


                                           Expected Maturity Date - Fiscal Year Ended December 31,
                                    ----------------------------------------------------------------------
                                                                                                 There-                   Fair
                                      2002        2003        2004        2005        2006       after       Total        Value
                                    ----------  ----------- ----------- ----------- ---------- ----------- ------------ ------------
                                                                        (Dollars in thousands)

Interest-earning assets:
   Available for sale:
      Fixed-rate mortgage-backed
       securities.................. $    584     $     --    $     --    $     --    $     --     $    --   $      584   $      584
          Average interest rate....     6.50  %        -- %        -- %        -- %        -- %        -- %       6.50 %
      Adjustable-rate mortgage-
        backed and SBA securities.. $  6,379     $     --    $     --    $     --    $     --     $    --   $    6,379   $    6,379
        Average interest rate......     6.95  %        -- %        -- %        -- %        -- %        -- %       6.95 %

   Held for sale (1)(2)(8):
      Fixed-rate residential loans. $542,650     $ 29,010    $ 29,010    $ 29,010    $ 29,011     $    --   $  658,691   $  661,697
          Average interest rate....     7.20  %      8.51 %      8.51 %      8.51 %      8.51 %        -- %       7.43 %
      Adjustable-rate residential
        loans...................... $101,771     $ 72,335    $ 72,335    $ 72,336    $ 72,365     $    --   $  391,142   $  391,504
          Average interest rate....     7.50  %      7.50 %      7.50 %      7.50 %      7.50 %        -- %       7.50 %
      Fixed-rate commercial and
        other loans................ $ 14,610     $ 51,071    $     --    $     --    $     --     $   795   $   66,476   $   66,478
          Average interest rate....     9.22  %     10.08 %        -- %        -- %        -- %      9.07 %      10.38 %
      Adjustable-rate commercial
        and other loans............ $ 40,787     $     10    $     45    $     41    $     92     $   705   $   41,680   $   41,702
          Average interest rate....     5.64  %      8.89 %      8.89 %      8.89 %      8.89 %      8.89 %       5.71 %

   Held for investment(2):
      Fixed-rate residential loans. $    856     $    686    $    550    $    440    $    353     $ 1,331   $    4,216   $    4,228
          Average interest rate(3).     8.20  %      8.20 %      8.20 %      8.20 %      8.20 %      8.20 %       8.20 %
      Adjustable-rate residential . $    466     $    371    $    296    $    234    $    186     $   653   $    2,206   $    2,211
          Average interest rate(3).     7.18  %      7.18 %      7.18 %      7.18 %      7.18 %      7.18 %       7.18 %
      Fixed-rate consumer loans.... $  1,869     $  1,403    $  1,038    $     --    $     --     $    --   $    4,310   $    4,325
          Average interest rate(3).    10.43  %     10.43 %     10.43 %        -- %        -- %        -- %      10.43 %
      Adjustable-rate consumer
        loans(4)................... $    261     $    201    $    153    $    115    $     87     $   109   $      926   $      928
          Average interest rate(3).     7.45  %      7.45 %      7.45 %      7.45 %      7.45 %      7.45 %       7.45 %
      Fixed-rate other loans(5).... $ 10,263     $  7,789    $  5,471    $  4,068    $  2,973     $    --   $   30,564   $   30,656
          Average interest rate(3).     8.92  %      8.92 %      8.92 %      8.92 %      8.92 %        -- %       8.92 %
      Adjustable-rate other
        loans(4)(5)................ $ 50,290     $ 37,878    $ 18,356    $ 13,984    $ 10,557     $17,874   $  148,939   $  149,313
          Average interest rate(3).     7.42  %      7.42 %      7.42 %      7.42 %      7.42 %      7.42 %       7.42 %

   Federal funds sold.............. $    400     $     --    $     --    $     --    $     --     $    --   $      400   $      400
          Average interest rate....     1.81  %        -- %        -- %        -- %        -- %        -- %       1.81 %
   Interest-earning deposits....... $     --     $     --    $     --    $     --    $     --     $31,559   $   31,559   $   31,559
          Average interest rate....       --  %        -- %        -- %        -- %        -- %      1.47 %       1.47 %
   Federal Home Loan Bank stock.... $     --     $     --    $     --    $     --    $     --     $18,181   $   18,181   $   18,181
          Average interest rate....       --  %        -- %        -- %        -- %        -- %      3.00 %       3.00 %

     Total interest-earning assets. $766,222     $200,754    $127,254    $120,228    $115,624     $71,207   $1,401,289   $1,410,145
                                     =========   ==========  ==========  ==========  =========  ==========  ===========  ===========

Interest-bearing liabilities:
   Passbook accounts............... $     --     $     --    $     --    $     --    $    --     $  4,291   $    4,291   $    4,291
          Average interest rate....       --  %        -- %        -- %        -- %       -- %       4.47 %       4.47 %
   NOW accounts(6)................. $     --     $     --    $     --    $     --    $    --     $ 40,046   $   40,046   $   40,046
          Average interest rate....       --  %        -- %        -- %        -- %       -- %       2.57 %       2.57 %
   Money market accounts........... $     --     $     --    $     --    $     --    $    --     $249,234   $  249,234   $  249,234
          Average interest rate....       --  %        -- %        -- %        -- %       -- %       2.11 %       2.11 %
   Certificates of deposit over     $ 16,674     $  2,545    $  1,960    $    711    $   520     $    --    $  22,410    $  22,797
$100,000...........................
          Average interest rate....     5.13  %      5.61 %      4.76 %      6.92 %     5.06 %        -- %       5.20 %
  Brokered certificates of deposit. $351,271     $     --    $     --    $ 10,000    $    --     $    --    $ 361,271    $ 362,079
     Average interest rate.........     4.13  %        -- %        -- %      4.85 %       -- %        -- %       4.15 %
   Other certificates of deposit... $ 82,281     $ 12,719    $ 11,788    $  8,230    $ 6,828     $    --    $ 121,846    $ 123,631
          Average interest rate....     5.32  %      5.10 %      4.80 %      6.66 %     5.18 %        -- %       5.33 %
   Federal Home Loan Bank
     borrowings(7)................. $     --     $     --    $     --    $     --    $    --     $303,361   $ 303,361    $ 309,931
          Average interest rate....       --  %        -- %        -- %        -- %       -- %       2.94 %      2.94 %
   Revolving borrowings............ $     --     $     --    $     --    $     --    $    --     $143,415   $ 143,415    $ 143,415
          Average interest rate....       --  %        -- %        -- %        -- %       -- %       3.68 %      3.68 %
   Term borrowings................. $  1,478     $  7,184    $ 10,455    $     --    $    --     $ 59,500   $  78,617       78,617
          Average interest rate....     8.00  %      8.23 %     11.50 %        -- %       -- %       9.76 %      9.82 %

     Total interest-bearing
      liabilities.................. $451,704     $ 22,448    $ 24,203    $ 18,941    $ 7,348     $799,847  $1,324,491   $1,334,041

                                     =========   ==========  ==========  ==========  =========  ==========  ===========  ===========


----------
(1)  Loans held for sale are assumed to mature within one year.
(2)  Balances are stated net of discounts and other deductions.
(3)  For the  fixed-rate  loans  held for  investment,  we  computed  a weighted average interest rate and a weighted average maturity for the loan portfolio and then applied a prepayment assumption of 19% in determining the cash flows. The same approach was used for the adjustable-rate loans, which are generally fully indexed loans.
(4) The adjustable-rate loans generally are indexed to the 1-year treasury. However, included in the balance are loans indexed to 11th district cost of funds, prime and 3-, 5- and 7-year treasury.
(5) Other consists of multi-family, commercial real estate, commercial, land and construction loans.
(6)  Excludes   noninterest-bearing   demand  deposits  of  approximately  $67.1
     million.
(7) See "--Short-term Borrowings" for additional discussion on the term of the Federal Home Loan Bank borrowings.
(8) The value of the hedging instruments used with our loan portfolio are included in the balance of the loans for purposes of fair value disclosure. See discussion regarding FAS 133 for additional information.

  The Company's on balance sheet financial instruments for the period ended December 31, 2000:

                                           Expected Maturity Date - Fiscal Year Ended December 31,
                                    ----------------------------------------------------------------------
                                                                                               There-after                 Fair
                                      2001        2002        2003        2004        2005                   Total         Value
                                    ----------  ----------- ----------- ----------- ---------- ----------- ------------ ------------
                                                                         (Dollars in thousands)

Interest-earning assets:
   Available for sale:
      Fixed-rate mortgage-backed
       securities.................. $  4,540    $      --    $     --    $     --   $     --   $      --     $  4,450   $     4,540
          Average interest rate....     7.54  %        -- %        -- %        -- %       -- %        -- %       7.54 %
      Adjustable-rate mortgage-
       backed securities........... $ 62,076    $      --    $     --    $          $     --   $      --     $ 62,076   $    62,076
          Average interest rate....     8.31  %        -- %        -- %        -- %       -- %        -- %       8.31 %

   Held for sale (1)(2):
      Fixed-rate residential loans. $176,811    $  48,130    $ 48,130    $ 48,130   $ 48,130   $      --     $369,331   $   371,637
          Average interest rate....     8.28  %      8.56 %      8.56 %      8.56 %     8.56 %        -- %       8.42 %
      Adjustable-rate residential
       loans....................... $124,104    $  99,858    $ 99,858    $ 99,857   $ 99,857   $      --     $523,534   $   526,802
          Average interest rate....     8.51  %      8.47 %      8.47 %      8.47 %     8.47 %        -- %       8.47 %
      Fixed-rate commercial and
       other loans................. $  9,926    $   9,926    $  9,926    $  9,926   $  9,926   $      --     $ 49,630   $    49,630
          Average interest rate....    10.65  %     10.65 %     10.65 %     10.65 %    10.65 %        -- %      10.65 %

   Held for investment(2):
      Fixed-rate residential loans. $    602    $     526    $    460    $    402   $    351   $   2,139     $  4,480   $     4,665
          Average interest rate(3).     8.10  %      8.10 %      8.10 %      8.10 %     8.10 %      8.10 %       8.10 %
      Adjustable-rate residential
        loans(4)................... $    495    $     432    $    377    $    329   $    287   $   1,608     $  3,528   $     3,673
          Average interest rate(3).     8.47  %      8.47 %      8.47 %      8.47 %     8.47 %      8.47 %       8.47 %
      Fixed-rate consumer loans.... $  2,513    $   2,170    $  1,870    $     --   $     --   $      --     $  6,553   $     6,538
          Average interest rate(3).    10.93  %     10.93 %     10.93 %        -- %       -- %        -- %      10.93 %
      Adjustable-rate consumer
        loans(4)................... $    351    $     306    $    265    $    230   $    199   $     322     $  1,673   $     1,669
          Average interest rate(3).    11.04  %     11.04 %     11.04 %     11.04 %    11.04 %     11.04 %      11.04 %
      Fixed-rate other loans(5).... $  9,064    $   7,787    $  6,670    $  5,694   $  4,842   $      --     $ 34,057   $    34,182
          Average interest rate(3).     9.31  %      9.31 %      9.31 %      9.31 %     9.31 %        -- %       9.31 %
      Adjustable-rate other
        loans(4)(5)................ $ 24,048    $  20,919    $ 18,172    $ 15,761   $ 13,646   $  30,688     $123,234   $   123,688
          Average interest rate(3).    10.66  %     10.66 %     10.66 %     10.66 %    10.66 %     10.66 %      10.66 %

   Federal funds sold.............. $ 20,000    $      --    $     --    $     --   $     --   $      --     $ 20,000   $    20,000
          Average interest rate....     5.94           --          --          --         --          --         5.94
   Interest-earning deposits....... $     --    $      --    $     --    $     --   $     --   $  15,631     $ 15,631   $    15,631
          Average interest rate....       --  %        -- %        -- %        -- %       -- %      4.27 %       4.27 %
   Federal Home Loan Bank stock.... $     --    $      --    $     --    $     --   $     --   $  27,814     $ 27,814   $    27,814
          Average interest rate....       --  %        -- %        -- %        -- %       -- %      6.52 %       6.52 %

     Total interest-earning assets. $434,530    $ 190,054    $185,728    $180,329   $177,238   $  78,202   $1,246,081   $ 1,252,545
                                     =========   ==========  ==========  ==========  =========   =========  ===========   =========

Interest-bearing liabilities:
   Passbook accounts............... $     --    $      --    $     --    $     --   $     --   $   3,010   $    3,010   $     3,010
          Average interest rate....       --  %        -- %        -- %        -- %       -- %      3.44 %       3.44 %
   NOW accounts(6)................. $     --    $      --    $     --    $     --   $     --   $  33,000   $   33,000   $    33,000
          Average interest rate....       --  %        -- %        -- %        -- %       -- %      2.01 %       2.01 %
   Money market accounts........... $     --    $      --    $     --    $     --   $     --   $ 122,992   $  122,992   $   122,992
          Average interest rate....       --  %        -- %        -- %        -- %       -- %      2.37 %       2.37 %
   Certificates of deposit over
     $100,000...................... $ 11,382    $   5,161    $    871    $     --   $  1,401   $      --   $   18,815   $    18,916
          Average interest rate....     6.54  %      6.67 %      6.47 %        -- %     6.58 %        -- %       6.57 %
  Brokered certificates of deposit. $175,600    $  28,000    $     --    $     --   $     --   $      --   $  203,600   $   204,129
     Average interest rate.........     6.42  %      6.53 %        -- %        -- %       -- %        -- %       6.44 %
   Other certificates of deposit... $120,968    $  33,448    $  4,870    $  1,440   $  7,540   $      --   $  168,266   $   169,390
          Average interest rate....     6.48  %      6.58 %      6.13 %      5.59 %     6.68 %        -- %       6.49 %
   Federal Home Loan Bank
     borrowings(7)................. $     --    $      --    $     --    $     --   $     --   $ 519,433   $  519,433   $   521,194
          Average interest rate....       --  %        -- %        -- %        -- %       -- %      6.29 %       6.29 %
   Revolving borrowings............ $     --    $      --    $     --    $     --   $     --   $  66,288   $   66,288   $    66,288
          Average interest rate....       --  %        -- %        -- %        -- %       -- %      8.26 %       8.26 %
   Term borrowings................. $  3,793    $   1,468    $  5,398    $ 20,056   $     --   $  27,500   $   58,215   $    52,965
          Average interest rate....     9.65  %      8.28 %      8.28 %     11.50 %       -- %     10.00 %      10.29 %

     Total interest-bearing
       liabilities................. $311,743    $  68,077    $ 11,139    $ 21,496   $  8,941   $ 772,223   $1,193,619   $ 1,191,884
                                    =========   ==========  ==========  ==========  =========   =========  ===========   ===========

----------
(1)  Loans held for sale are assumed to mature within one year.
(2)  Balances are stated net of discounts and other deductions.


(3)  For the  fixed-rate  loans  held for  investment,  we  computed  a weighted average interest rate and a weighted average maturity for the loan portfolio and then applied a prepayment assumption of 12% in determining the cash flows. The same approach was used for the adjustable-rate loans, which are generally fully indexed loans.
(4) The adjustable-rate loans generally are indexed to the 1-year treasury. However, included in the balance are loans indexed to 11th district cost of funds, prime and 3-, 5- and 7-year treasury.
(5) Other consists of multi-family, commercial real estate, commercial, land and construction loans.
(6)  Excludes   noninterest-bearing   demand  deposits  of  approximately  $53.0
     million.
(7) See "--Short-term Borrowings" for additional discussion on the term of the Federal Home Loan Bank borrowings.
(8) Other consists of multi-family, commercial real estate, commercial (including SBA), land and construction loans.
(9)  Excludes   noninterest-bearing   demand  deposits  of  approximately  $21.2
     million.
(10) See "--Short-term Borrowings" for additional discussion on the term of the Federal Home Loan Bank borrowings.

     Short-term Borrowings. A primary function of asset and liability management is to ensure adequate liquidity. In addition to cash and cash equivalents, we rely heavily on short-term borrowing capabilities for liquidity and as a funding vehicle. The primary sources for short-term borrowings are the Federal Home Loan Bank for Matrix Bank, Matrix Bank and unaffiliated financial institutions for Matrix Financial and, at Matrix Bancorp, the revolving portion of the bank stock loan. See "Liquidity and Capital Resources."

     The following table sets forth a summary of our short-term borrowings during 2001, 2000 and 1999 and as of the end of each such period:

                                                                 Average
                                                   Amount         Amount         Maximum        Weighted        Weighted
                                                Outstanding    Outstanding     Outstanding      Average         Average
                                                     at         During the       at any         Interest        Interest
                                                  Year-End       Year(1)        Month-End     Rate During       Rate at
                                                                                                the Year        Year-End
                                               ------------------------------------------------------------- ---------------
                                                                           (Dollars in thousands)

At or for the year ended December 31, 2001:
      Federal Home Loan Bank borrowings(2).....   $   303,361     $  347,807      $  478,921           4.62%           2.94%
      Revolving lines of credit................        95,450         58,097          95,450           4.51            3.56
      School financing.........................        44,965         46,160          60,100           6.02            3.86
At or for the year ended December 31, 2000:
      Federal Home Loan Bank borrowings(3).....       519,433        430,331         526,450           6.33            6.29
      Revolving lines of credit................        21,956         40,701          52,750           8.23            7.63
      Repurchase agreements....................           385          3,240           6,906          10.70            8.75
      School financing.........................        44,308         30,262          44,308           8.18            8.56
At or for the year ended December 31, 1999:
      Federal Home Loan Bank borrowings(4).....       405,000        175,619         417,606           5.23            5.64
      Revolving lines of credit................        28,205         49,762          73,878           6.38            6.71
      Repurchase agreements....................         3,156          7,157          12,467          10.11            8.67
      School financing.........................        22,819         21,853          25,379           7.56            7.77
----------

(1) Calculations are based on daily averages where available and monthly averages otherwise.
(2) A total of $136.0 million of the Federal Home Loan Bank borrowings outstanding at December 31, 2001 were borrowed under short option advance agreements with the Federal Home Loan Bank. The interest rates on the short option advance borrowings ranged from 2.69% to 5.63% at December 31, 2001 and their possible call dates varied from February 20, 2002 to November 13, 2006. Additionally, $1.4 million of the Federal Home Loan Bank borrowings outstanding at December 31, 2001 are fixed-term/rate advances, which were borrowed from the Federal Home Loan Bank to offset specific loans originated by Matrix Bank. The principal amount of these fixed-term/rate advances adjust monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2, 2014.
(3) A total of $26.0 million of the Federal Home Loan Bank borrowings outstanding at December 31, 2000 were borrowed under a short option advance agreement with the Federal Home Loan Bank. These short option advance borrowings have a term of ten years, but are callable by the Federal Home Loan Bank beginning after a six-month or one-year lockout period depending on the particular short option advance borrowing. After the expiration of the lock-out period, the short option advance borrowings are callable at three month intervals. If the Federal Home Loan Bank exercises its call option on a short option advance borrowing, the Federal Home Loan Bank is required to offer replacement funding to us at a market rate of interest for the remaining term of the short option advance borrowing. The interest rates on the short option advance borrowings ranged from 5.40% to 5.63% at December 31, 2000 and their possible call dates varied from February 20, 2001 to March 26, 2001. Under the terms of the short option advance agreement, we are not permitted to prepay or otherwise retire a callable short option advance borrowing prior to the final maturity date. Additionally, $1.4 million of the Federal Home Loan Bank borrowings outstanding at December 31, 2000 are fixed-term/rate advances, which were borrowed from the Federal Home Loan Bank to offset specific loans originated by Matrix Bank. The principal amount of these fixed-term/rate advances adjust monthly based on an amortization schedule. The principal amount of these fixed-term/rate advances adjust monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84% and their maturity date is June 2, 2014. Matrix Bank also had short-term, fixed-term/rate borrowings outstanding at December 31, 2000 from the Federal Home Loan Bank. These short-term, fixed-term/rate borrowings totaled $150.0 million, with interest rates ranging from 6.00% to 6.23% and maturity dates ranging from March 27, 2001 through June 26, 2001.
(4) A total of $100.0 million of the Federal Home Loan Bank borrowings outstanding at December 31, 1999 were borrowed under a short option advance agreement with the Federal Home Loan Bank. The interest rates on the short option advance borrowings ranged from 4.90% to 5.63% at December 31, 1999 and their possible call dates varied from January 14, 2000 to December 26, 2000. Additionally, $1.5 million of the Federal Home Loan Bank borrowings outstanding at December 31, 1999 are fixed-term/rate advances, which were borrowed from the Federal Home Loan Bank to offset specific loans originated by Matrix Bank. The principal amount of these fixed-term/rate advances adjust monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2, 2014.


Liquidity and Capital Resources

     Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. To date, our principal source of funding for our investing activities has been:

     o    secured senior debt provided by unaffiliated financial institutions;
     o the issuance of preferred securities through Matrix Bancorp Capital Trust I in 1999, Matrix Bancorp Capital Trust II, III and IV in 2001;
     o    the issuance of 11.5% senior notes in September 1997;
     o    a bank stock loan; and
     o    our initial public offering.

     As of December 31, 2001,  Matrix Bancorp had $81.5 million in  indebtedness
outstanding.   The  borrowed  funds  have  been  used  historically  as  capital injections to Matrix Bank, Matrix Financial, Matrix Capital Markets and ABS.

     On December 27, 2000, Matrix Bancorp amended its bank stock loan agreement. The amended bank stock loan agreement has two components, a $10.0 million term loan and a revolving line of credit of $10.0 million. As of December 31, 2001, the balance of the term loan was $8.6 million and the balance of the revolving line of credit was $3.0 million. The amended bank stock loan requires Matrix Bancorp to maintain total shareholders' equity of $60.0 million. We exceed this requirement by 19%. The term loan has a three-year term with a maturity of December 27, 2003. The revolving line of credit is annually renewed. At December 31, 2001, the revolving line of credit was renewed for three months. At this time, management is confident that an additional renewal will be done.

     On July 30, 1999, Matrix Bancorp Capital Trust I (Trust I), a Delaware business trust formed by Matrix Bancorp, completed the sale of $27.5 million of 10% preferred securities. Trust I also issued common securities to Matrix Bancorp and used the net proceeds from the offering to purchase $28.6 million in principal amount of 10% junior subordinated debentures of Matrix Bancorp due
September 30, 2029. The junior subordinated debentures are the sole assets of Trust I and are eliminated, along with the related income statement effects, in the consolidated financial statements.

     The preferred securities accrue and pay distributions quarterly at an annual rate of 10% of the stated liquidation amount of $25 per preferred security. We have fully and unconditionally guaranteed all of the obligations of Trust I under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust I.

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

     On March 28, 2001, Matrix Bancorp Capital Trust II (Trust II), a Delaware business trust formed by the Company, completed the sale of $12.0 million of 10.18% preferred securities. Trust II also issued common securities to the Company and used the net process from the offering to purchase $12.4 million in principal amount of 10.18% junior subordinated debentures of the Company due June 8, 2031. The junior subordinated debentures are the sole assets of Trust II and are eliminated, along with the related income statement effects, in the consolidated financial statements.

     The preferred securities accrue and pay distributions quarterly at an annual rate of 10.18% of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust II under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust II.

     The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after June 8, 2011, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

     On July 16, 2001, Matrix Bancorp Capital Trust III (Trust III), a Delaware business trust formed by the Company, completed the sale of $15.0 million of 10.25% preferred securities. Trust III also issued common securities to the Company and used the net process from the offering to purchase $15.5 million in principal amount of 10.25% junior subordinated debentures of the Company due July 25, 2031. The junior subordinated debentures are the sole assets of Trust III and are eliminated, along with the related income statement effects, in the consolidated financial statements.

     The preferred securities accrue and pay distributions quarterly at an annual rate of 10.25% of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust III under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust III.

     The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after July 25, 2006, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

     On November 28, 2001, Matrix Bancorp Capital Trust IV (Trust IV), a Delaware business trust formed by the Company, completed the sale of $5.0 million of floating rate of the six-month LIBOR plus 3.75% (6.007% for period ended December 31, 2001) preferred securities. Trust IV also issued common securities to the Company and used the net process from the offering to purchase $5.2 million in principal amount of floating rate of the six-month LIBOR plus 3.75% junior subordinated debentures of the Company due December 8, 2031. The junior subordinated debentures are the sole assets of Trust IV and are eliminated, along with the related income statement effects, in the consolidated financial statements.

     The preferred securities accrue and pay distributions quarterly at a floating annual rate as described above of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust III under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust IV.

     The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after December 8, 2006, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

     Capitalized expenses associated with all of the trust preferred securities offerings of approximately $2.3 million are included in other assets at December 31, 2001 and are being amortized on a straight-line basis over the life of the junior subordinated debentures.

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

Additionally, the 11.5% senior notes contain other covenants regarding certain restricted payments, incurrence of indebtedness and issuance of preferred stock, liens, merger, consolidation or sale of assets and transactions with affiliates. As of December 31, 2001, due to repurchases made by the Company of the senior notes, there remained $10.5 million of the debt issue outstanding.

     Matrix Bancorp has guaranteed, with 50% recourse to our joint venture partner, the indebtedness of Matrix Settlement & Clearance Services to U.S. Bank, N.A., in an amount of no greater than $3 million. There was no balance outstanding at Matrix Settlement & Clearance Services on such indebtedness at December 31, 2001.

     The trend of net cash used by our operating activities experienced over the reported periods results primarily from the growth at Matrix Bank and more recently the growth at Matrix Financial and ABS. We anticipate the trend of a net use of cash from operations to continue for the foreseeable future. However, due to liquidity and capital availability, we do not anticipate growth to be as significant as in prior periods.

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

Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the Federal Home Loan Bank as its primary source for borrowings. At December 31, 2001, Matrix Bank had overnight and term borrowings from the Federal Home Loan Bank of $303.4 million. The availability of Federal Home Loan Bank borrowings is based on the level of collateral pledged. Generally, the availability will be limited to the lesser of 90% of the collateral pledged or 50% of total assets. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing rights portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur. For a tabular presentation of the our short-term borrowings, see "Asset and Liability Management--Short-term Borrowings."

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

     The following table sets forth the average balances for each major category of Matrix Bank's deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

                                                              Year Ended December 31,
                             -------------------------------------------------------------------------------------------
                                         2001                           2000                           1999
                             -----------------------------  -----------------------------  -----------------------------
                                              Weighted                       Weighted                       Weighted
                                Average        Average         Average        Average         Average        Average
                                Balance         Rate           Balance         Rate           Balance         Rate
                             -------------- --------------  -------------- --------------  -------------- --------------
                                                              (Dollars in thousands)

Passbook accounts...........  $     3,467         3.12 %     $     2,981        3.42  %    $      2,758        3.48  %
NOW accounts................       98,872         0.94            64,523        0.96             24,038        2.50
Money market accounts.......      203,757         2.11           130,592        2.34            189,154        3.04
Time deposits
  (except brokered).........      181,535         5.60           177,399        6.10            131,054        5.45
Brokered deposits...........      312,419         6.20           183,685        6.36            156,293        5.11
                                ----------- ------------       ----------- -----------       ------------ -----------
     Total deposits.........  $   800,050         4.36 %     $   559,180        4.70  %    $    503,297        4.29  %
                                ----------- ------------       ----------- -----------       ------------ -----------

     The following table sets forth the amount of Matrix Bank's certificates of deposit that are greater than $100,000 by time remaining until maturity as of December 31, 2001:

                                                       As of December 31, 2001
                                              ----------------------------------
                                                                Weighted Average
                                                 Amount            Rate Paid
                                              --------------  ------------------
                                                  (Dollars in thousands)
     Three months or less...............      $      4,419              5.74 %
     Over three months through six months..          4,556              5.11
     Over six months through twelve months.          7,699              4.78
     Over twelve months....................          5,736              5.43
                                              --------------  ----------------
          Total............................   $     22,410              5.21 %
                                              ==============  ================

     We actively monitor Matrix Bank's compliance with regulatory capital requirements. Historically, Matrix Bank has increased its core capital through the retention of a portion of its earnings. Matrix Bank's future growth is expected to be achieved through deposit growth, brokered deposits, borrowings from the Federal Home Loan Bank and custodial deposits directed by affiliates. We anticipate that such growth will require additional capital. The capital requirements related to the anticipated growth will in part be fulfilled through retention of earnings, potentially increasing our bank stock loan and future possible debt or equity offerings.

     Prior to Matrix Financial becoming a subsidiary of Matrix Bank, our principal source of funding for our servicing acquisition activities and working capital needs of Matrix Financial consisted of a line of credit facility and a working capital facility provided to Matrix Financial by an unaffiliated financial institution. As noted earlier, effective August 1, 2000, Matrix Financial became a wholly owned subsidiary of Matrix Bank. The contribution of Matrix Financial increased the capital of Matrix Bank by approximately $25 million. In addition, effective August 1, 2000, through financing provided by Matrix Bank, Matrix Financial paid off its line of credit for the financing on its servicing acquisitions and in 2000 paid off approximately $4 million of higher costing borrowings under its purchase/repurchase facilities and paid off its working capital facility.

     Matrix Financial's principal source of funding for its loan origination business consists of a warehouse line of credit provided to Matrix Financial by Matrix Bank, and a warehouse line of credit provided to Matrix Financial by an unaffiliated financial institution. As of November 20, 2001, Matrix Financial's warehouse line of credit facility provided by an unaffiliated financial institution was amended. It aggregates $120.0 million, of which $24.5 million was available to be utilized as of December 31, 2001. It is anticipated that effective March 31, 2002, the warehouse line will be reduced to $80.0 million. At December 31, 2001, $95.5 million was outstanding under the warehouse line at a weighted average interest rate of 3.05%. Borrowings under the warehouse line of credit are secured by all of the mortgage loans funded with warehouse loan proceeds and bear interest at the LIBOR rate plus a negotiated margin.

     ABS School Services' principal source of funding for its loan origination business consists of its internal capital, a loan sale facility provided by an unaffiliated financial institution and a partnership trust with an unaffiliated financial institution. As of December 31, 2001, $22.8 million was outstanding under the loan sale facility at a weighted average interest rate of 4.92%. Borrowings under the loan sale facility are secured by all of the school financing sold and rates paid range from prime to 8% on the underlying loans. Amounts available under the loan sale facility and the partnership trust are at the lender's sole discretion. The loans financed through the loan sale facility are sold to an unaffiliated financial institution under an agreement which allows us to repurchase the loans at our sole option. The loan sale facility also provides a full guarantee of principal and interest in the case of default or loss. We are in the process of attempting to arrange additional financing vehicles to assist in the financing of originations of further charter school loans.

     The Company has placed tax-exempt financing of approximately $22 million at December 31, 2001 it originated to charter schools into several grantor trusts. The trusts then issued Class "A" Certificates and Class "B" Certificates, with the Class "A" Certificates being sold to various third party investors under a private placement at a price of par.

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

     The "B" Certificates are owned in part by the Company and in part by the investment bank. The interest rate paid on the "A" Certificates and the "B" Certificates owned by the investment bank is considered the Company's financing cost. The approximate cost of the financing at December 31, 2001 and 2000 was 2.75% and 7.23%, respectively. The interest that the Company receives through its part ownership of the "B" Certificates is tax-exempt.

     Although the investment bank acts as a guarantor to the "A" Certificates, the Company provides limited recourse to the investment bank in all cases of loss or default. Due to the nature of the recourse and the ability of the "A" Certificate holders to put the certificates to the trusts, the transactions have been accounted for as a secured financing.

     Matrix Bank and Sterling Trust are restricted in certain instances from paying dividends to Matrix Bancorp due to certain regulatory requirements. See "Regulation and Supervision." Matrix Financial is prohibited from paying dividends to Matrix Bank under its credit agreement dated September 29, 2000. At December 31, 2001, we were in compliance with all debt covenants.

     As discussed in "--Item 3. Legal Proceedings," we are from time to time party to various litigation matters, in most cases, involving ordinary routine claims incidental to our business. With respect to all pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty. As such, the impact on our liquidity and capital cannot be estimated with certainty. We have not made an accrual for any losses in the financial statements as of December 31, 2001 related to these matters. One item of particular note, as discussed in the section noted above and in Note 14 of our consolidated financial statements, as of December 31, 2001, a subsidiary of the Company has been named a defendant in an action that was tried in Tarrant County, Texas District Court in the spring of 2000. The jury returned a verdict adverse to the Company with respect to 2 of 12 theories of liability posed by the plaintiffs, and the court has signed a judgment for certain of the plaintiffs in the amount of approximately $6.4 million. The Company has filed an appeal of this judgment and believes it has meritorious points of appeal and intends to vigorously prosecute the appeal of this action. The ultimate resolution of this matter could result in a loss of up to $6.4 million plus post-judgment interest and additional attorneys' fees. The ultimate legal and financial liability, if any, of the Company cannot be estimated with certainty. To the extent additional information arises or our strategies change, it is possible that our liability in any of these matters may change.

Inflation and Changing Prices

     The consolidated financial statements and related data presented in this document have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as prices of goods and services.

Critical Accounting Policies

     The Company and its subsidiaries have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of the Company's consolidated financial statements. The significant accounting policies of the Company are described in Note 2 of the consolidated financial statements. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

     The Company believes the allowance for loan and valuation losses is a critical accounting policy that requires the most significant judgments, assumptions and estimates used in preparation of its consolidated financial statements. See discussion at "--Asset and Liability Management, Analysis of Allowance for Loan and Valuation Losses" for a detailed description of the Company's process and methodology related to the allowance for loan and valuation losses.

     The Company also considers the valuation of mortgage servicing rights to be a critical accounting policy that requires judgments, assumptions and estimates concerning impairment of their value in certain interest rate environments. See "--Business, Mortgage Servicing Activities" for a detailed discussion of the nature of the servicing rights, and see Note 2 of the consolidated financial statements for a detailed discussion concerning the use of estimates in the valuation of mortgage servicing rights.

     The Company also considers the judgments and assumptions concerning litigation as a critical accounting policy. The Company has been notified that we are a defendant in a number of legal proceedings. Most of these cases involve ordinary and routine claims incidental to our business. Based on management's analysis, no accrual for loss has been made as of December 31, 2001 for any such cases. See a full description of such proceedings at "--Legal Proceedings". With respect to all pending litigation matters, our ultimate legal responsibility, if any, cannot be estimated with certainty. Based on the ultimate outcome of such proceedings, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to such proceedings.

Recent Accounting Pronouncements

     Effective January 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. At the time of adoption, the Company designated anew certain derivative instruments used for risk management into hedging relationships in accordance with the requirements of the new standard.

     Derivative instruments used to hedge changes in the fair value of assets and liabilities due to changes in interest rates were designated in fair value hedge relationships. As a result of adopting the new standard, the Company recorded transition amounts associated with establishing the fair value of the derivatives and hedged items on the consolidated balance sheet. At January 1, 2001, a pre-tax transition loss of $550,000, or $360,000 after tax, was recorded as a cumulative effect of a change in accounting principle.

     In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that replaces, in its entirety, SFAS 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers occurring after March 31, 2001 and the expanded disclosure requirements regarding securitizations and collateral are effective for fiscal years ended after December 15, 2000. The adoption of SFAS 140 did not have an impact on our consolidated financial statements.

     In June 2001,  the FASB issued  Statement No. 141,  Business  Combinations, that  supersedes  APB  Opinion  No.  16 and  FASB  Statement  No.  38.  SFAS 141
eliminates the pooling-of-interests method of accounting for business combinations except for certain qualifying combinations that were initiated prior to July 1, 2001, and requires that intangible assets associated with a business combination be recorded apart from goodwill if they meet certain criteria. SFAS 141 also significantly increases the disclosures required about business combinations. SFAS 141 is effective for all business combinations completed after June 30, 2001. The adoption of SFAS 141 did not have an impact on our consolidated financial statements.

      In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets, that supersedes APB Opinion No. 17. Under SFAS 142 goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are to be reviewed at least annually for impairment under impairment guidelines established in the statement. SFAS 142 also changes the amortization methodology on intangible assets that are deemed to have finite lives. Finally, SFAS 142 adds to required disclosures regarding goodwill and intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 at January 1, 2002 did not have a material impact on our consolidated financial statements. Our goodwill balance at December 31, 2001 was $1 million, and amortization expense was less than $100,000 per year.

     In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that supersedes FASB Statement No. 121 and APB Opinion No. 30. SFAS 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale, and the required valuation of such assets based on the criteria. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 at January 1, 2002 did not have a material impact on our consolidated financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      See Item 7."Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management - Risk Sensitive Assets and Liabilities" and Item 1."Business Mortgage Servicing Activities - Hedging of Servicing Rights."

Item 8.  Financial Statements and Supplementary Data

      See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


      On April 3, 2001, our Audit Committee recommended to our Board of Directors that we not renew our engagement with Ernst & Young LLP as our independent auditors and to appoint KPMG LLP to be our principal independent auditors and to audit our consolidated financial statements for the fiscal year ending December 31, 2001. Our Board of Directors accepted the recommendation of the Audit Committee on April 3, 2001. The Audit Committee and the Board of Directors based their decisions on competitive bids submitted by the two firms. The dismissal of Ernst & Young and the appointment of KPMG both were effective as of April 16, 2001.

      Ernst & Young's reports on our consolidated financial statements for fiscal years of 1999 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles. During fiscal years 1999 and 2000 and the subsequent interim period, there were no disagreements between us and Ernst & Young on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which would have caused Ernst & Young to make a reference to the subject matter of the disagreements in connection with their reports. Ernst & Young further has not performed any work on any subsequent period to December 31, 2000.

      We did not consult with KPMG with regard to any matter concerning the application of accounting principles to any specific transactions, either completed or proposed, or the type of audit opinion that might be rendered with respect to our financial statements prior to engaging the firm.


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

          (b)  Reports on Form 8-K

          None.

          (c)  Exhibits

          See Exhibit Index, beginning on page II-1.

          (d)  Financial Statement Schedules

               None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March, 2002.

                                          Matrix Bancorp, Inc.


                                          By:  /s/ Guy A. Gibson
                                             -----------------------------------
                                             Guy A. Gibson
                                             President and Chief Executive
                                             Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signatures                                  Title                                       Date


/s/ Guy A. Gibson                           President, Chief Executive                  March 13, 2002
------------------------------------
Guy A. Gibson                               Officer and a Director
                                            (Principal Executive Officer)

/s/ Richard V. Schmitz                      Chairman of the Board                       March 13, 2002
------------------------------------
Richard V. Schmitz


/s/ D. Mark Spencer                         Vice Chairman and Director                  March 13, 2002
------------------------------------
D. Mark Spencer


/s/ David W. Kloos                          Senior Vice President, Chief                March 13, 2002
------------------------------------        Financial Officer and a Director
David W. Kloos                              (Principal Accounting and
                                            Financial Officer)

/s/ David A. Frank                          Director                                    March 13, 2002
------------------------------------
David A. Frank


/s/ Robert T. Slezak                        Director                                    March 13, 2002
------------------------------------
Robert T. Slezak


/s/ Lester Ravitz                           Director                                    March 13, 2002
------------------------------------
Lester Ravitz



                                INDEX TO EXHIBITS

3.1        ///             Amended and Restated Articles of Incorporation of the Registrant (3.1)
3.2        +               Bylaws, as amended, of the Registrant (3.2)
4.1        ++              Indenture by and among the Registrant and First Trust National Association, as trustee, relating to 11.50% Senior Notes due 2004 (4.1)
4.2        *               First Amendment to the Indenture, dated as of December 5, 2001, by and between the Registrant and
                                 U.S. Bank National Association (the successor to First Trust National Association), as trustee, relating to 11.50% Senior Notes due 2004
4.3        +               Specimen certificate for Common Stock of the Registrant (4.1)
4.4        + o             Amended and Restated 1996 Stock Option Plan (4.2)
4.5        ******o         Amendment No. 1 to the 1996 Amended and Restated Employee Stock Option Plan of the Registrant
                                 (4.1)
4.6        ******o         Amendment No. 2 to the 1996 Amended and Restated Employee Stock Option Plan of the Registrant
                                 (4.2)
4.7        // o            Employee Stock Purchase Plan, as amended (4.4)
4.8        ^               Indenture by and among the Registrant and State Street Bank and Trust Company, as trustee, relating to the 10% Junior Subordinated Debentures due 2029 (4.7)
4.9        ^               Form of Junior Subordinated Debentures (4.8)
4.10       ^               Certificate of Trust of Matrix Bancorp Capital Trust I (4.9)
4.11       ^               Amended and Restated Trust Agreement of Matrix Bancorp Capital Trust I (4.10)
4.12       ^               Preferred Security Certificate for Matrix Bancorp Capital Trust I (4.11)
4.13       ^               Preferred Securities Guarantee Agreement of the Company relating to the Preferred Securities
                                 (4.12)
4.14       ^               Agreement as to the Expenses and Liabilities (4.13)
4.15       ^^o             Matrix Bancorp, Inc. Executive Deferred Compensation Plan (4.1)
4.16       ^^              Trust Agreement, dated December 7, 2000 between Matrix Bancorp, Inc. and Matrix Bancorp, Inc., as
                                 Trustee (4.2)
4.17       ^^^             Amended and Restated Trust Agreement, dated May 11, 2001, between Matrix Bancorp, Inc. and Matrix
                                 Bancorp, Inc., as Trustee (14.2)
4.18       ****            Indenture between the Registrant and Wilmington Trust Company, as debenture trustee, dated as of
                                 March 28, 2001, relating to the 10.18% junior subordinated deferrable interest debentures due June 8, 2031 (10.5)
4.19       ****            Amended and Restated Declaration of Trust of Matrix Bancorp Capital Trust II, dated as of March
                                 28, 2001 (10.6)
4.20       ****            Common Securities Guarantee Agreement of the Registrant, dated as of March 28, 2001 (10.7)
4.21       ****            Capital Securities Agreement of the Registrant, dated as of March 28, 2001 (10.8)
4.22       *****           Indenture between the Registrant and The Bank of New York, as debenture trustee, dated as of July
                                 16, 2001, relating to the 10.25% junior subordinated deferrable interest debentures due
                                 July 25, 2031 (10.3)
4.23       *****           Amended and Restated Declaration of Trust of Matrix Bancorp Capital Trust III, dated as of July
                                 16, 2001 (10.4)
4.24       *****           Common Securities Subscription Agreement of the Registrant, dated as of July 16, 2001 (10.5)
4.25       *****           Capital Securities Agreement of the Registrant, dated as of June 28, 2001 (10.6)
4.26       *               Indenture between the Registrant and Wilmington Trust Company, as trustee, dated as of November
                                 28, 2001, relating to Floating Rate Junior Subordinated Debt Securities due 2031
4.27       *               Amended and Restated Declaration of Trust of Matrix Bancorp Capital Trust IV, dated as of
                                 November 28, 2001
4.28       *               Guarantee Agreement of the Registrant, dated as of November 28, 2001
4.29       *****o          Amended and Restated Executive Deferred Compensation Plan of Registrant (4.1)
10.1       *               Lease dated as of December 21, 2001 by and between Matrix Bancorp, Inc. and WXI/SEV Realty, LLC
10.2       +               Assignment and Assumption Agreement, dated as of June 28, 1996, by and among Mariano C. DeCola,
                                 William M. Howdon, R. James Nicholson and Matrix Funding Corp. (10.30)
10.3       +               Development Management Agreement, dated as of June 28, 1996, by and among Fort Lupton, L.L.C. and
                                 Matrix Funding Corp. (10.31)




10.4       ///             Coyote Creek Planned Unit Development Agreement, dated as of July 1, 1998, by and among Fort
                                 Lupton, L.L.C. and Matrix Funding Corp. (10.12)
10.5       +               Fort Lupton Golf Course Residential and Planned Unit Development Agreement, dated as of November
                                 28, 1995 (10.36)
10.6       ***             Credit Agreement, dated as of September 29, 2000, between Matrix Financial Services Corporation, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders
                                 (10.2)
10.7       ****            First Amendment to Credit Agreement, dated as of March 5, 2001, by and between Matrix Financial
                                 Services Corporation, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders (10.1)
10.8       ****            Second Amendment to Credit Agreement, dated as of April 11, 2001, by and between Matrix Financial
                                 Services Corporation, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders (10.2)
10.9       *****           Third Amendment to Credit Agreement, dated as of June 29, 2001, by and between Matrix Financial
                                 Services Corporation, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders (10.1)
10.10      ******          Fourth Amendment to Credit Agreement, dated as of September 28, 2001, by and between Matrix
                                 Financial Services Corporation, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders (10.1)
10.11      *               Fifth Amendment to Credit Agreement, dated as of November 20, 2001, by and between Matrix
                                 Financial Services Corporation, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders
10.12      ***             Guaranty, dated as of September 29, 2000, from the Registrant to U.S. Bank National Association, as agent (10.3)
10.13      / o             Employment Agreement, dated as of February 4, 1997, by and between The Vintage Group, Inc. and
                                 Paul Skretny (10.38)
10.14      +o              Amendment of Employment Agreement (dated as of February 4, 1997) dated as of February 4, 2000, by and between The Vintage Group, Inc. and Paul E. Skretny (10.32)
10.15      *o              Amendment of Employment Agreement (dated as of February 4, 1997) dated as of February 4, 2002, by and between The Vintage Group, Inc. and Paul E. Skretny
10.16      ////            Credit Agreement, dated as of December 27, 2000, by and between Registrant, as borrower, and U.S.
                                 Bank National Association, as agent, and certain lenders, as lenders (10.15)
10.17      ****            First Amendment to Credit Agreement, dated as of March 5, 2001, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders
                                 (10.3)
10.18      *****           Second Amendment to Credit Agreement, dated as of July 27, 2001, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders
                                 (10.2)
10.19      *               Third Amendment to Credit Agreement, dated as of December 26, 2001, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders
10.20      +++             Agreement and Plan of Merger, dated as of March 25, 1998, among Fidelity National Financial,
                                 Inc., MCC Merger, Inc. and Matrix Capital Corporation (99.2)
10.21      ++              Merger Termination Agreement between Matrix Capital Corporation, Fidelity National Financial,
                                 Inc., and MCC Merger Sub, Inc., dated August 28, 1998 (10.1)
10.22      **              Executive Employment Agreement, dated as of April 20, 2000, by and between United Financial, Inc.
                                 and Carl G. de Rozario (10.6)
10.23      ////            Lease dated as of September 1, 1999, by and between Matrix Financial Services Corporation and
                                 Suncor Development Company (10.22)
10.24      ////            Lease with a reference date of 1999, by and between the Registrant and the Regents of the
                                 University of Colorado (10.23)
10.25      ////            First Amendment to Lease, dated as of July, 2000, by and between the Registrant and the Regents of the University of Colorado, amending the Lease with a reference date of 1999 between the parties (10.24)
10.26      ////            Second Amendment to Lease, dated as of October, 2000, by and between the Registrant and the
                                 Regents of the University of Colorado, amending the Lease with a reference date of 1999 between the parties (10.25)
10.27      ////o           Matrix Bancorp, Inc. Executive Incentive Plan (10.27)




10.28      *               Promissory Note, dated as of January 31, 2002, from D. Mark Spencer, as maker, to the Registrant, as payee
10.29      *o              Matrix Bancorp, Inc. (f/k/a Matrix Capital Corporation) 401(k) Profit Sharing Plan
10.30      *o              Amendment No. 1, effective as of January 1, 1994, to the Registrant's 401(k) Profit Sharing Plan
10.31      *o              Amendment No. 2, effective as of May 20, 1996, to the Registrant's 401(k) Profit Sharing Plan
10.32      *o              Amendment No. 3, effective as of July 20, 1998, to the Registrant's 401(k) Profit Sharing Plan
10.33      *o              Amendment No. 4, effective as of December 30, 2001, to the Registrant's 401(k) Profit Sharing Plan
12         *               Statement Re: Computations of Ratios
21         *               Subsidiaries of the Registrant
23         *               Consent of KPMG LLP
----------

*   Filed herewith

+ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's registration statement on Form S-1 (No. 333-10223), filed by the Registrant with the Commission on August 15, 1996.

++ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's registration statement on Form S-1 (No. 333-34977), filed by the Registrant with the Commission on September 4, 1997.

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

////Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 2000, filed by the Registrant with the Commission.

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

****Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed by the Registrant with the Commission.

***** Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed by the Registrant with the Commission.

****** Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed by the Registrant with the Commission.



^ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's registration statement on Form S-1 (No. 333-79731), filed by the Registrant with the Commission on June 1, 1999.

^^ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's registration statement on Form S-8 (No. 333-51516), filed by the Registrant with the Commission on December 8, 2000.

^^^ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's registration statement on Form S-8 (No. 75000), filed by the Registrant with the Commission on December 12, 2001.

o Management contract or compensatory plan or arrangement.





                          INDEX TO FINANCIAL STATEMENTS



Consolidated Financial Statements of Matrix Bancorp, Inc. and Subsidiaries


Independent Auditors' Report, December 31, 2001.............................F-1

Report of Independent Auditors, December 31, 2000 and 1999..................F-2

Consolidated Balance Sheets--December 31, 2001 and 2000.....................F-3

Consolidated Statements of Income--for the years ended
December 31, 2001, 2000 and 1999............................................F-4

Consolidated Statements of Shareholders' Equity and Comprehensive Income--
for the years ended December 31, 2001, 2000 and 1999........................F-6

Consolidated Statements of Cash Flows--for the years ended
December 31, 2001, 2000 and 1999............................................F-7

Notes to Consolidated Financial Statements..................................F-9

                          Independent Auditors' Report


The Board of Directors and Shareholders
Matrix Bancorp, Inc.:

We have audited the accompanying consolidated balance sheet of Matrix Bancorp, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matrix Bancorp, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities.


                                                /s/ KPMG LLP

                                                KPMG LLP

Denver, Colorado
February 7, 2002

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders of Matrix Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of Matrix Bancorp, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of Matrix Bancorp, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matrix Bancorp, Inc. and subsidiaries at December 31, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                            /s/ Ernst & Young LLP

                                            Ernst & Young LLP

Phoenix, Arizona
February 23, 2001

                              Matrix Bancorp, Inc.

                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                                                   December 31
                                                                             2001              2000
                                                                       ------------------------------------

Assets
Cash and cash equivalents                                               $        52,501   $       17,539
Interest-earning deposits and federal funds sold                                 31,959           35,631
Securities available for sale                                                     6,963           66,616
Loans held for sale, net                                                      1,157,989          942,496
Loans held for investment, net                                                  191,161          173,525
Mortgage servicing rights, net                                                   78,712           71,529
Other receivables                                                                71,239           58,262
Federal Home Loan Bank of Dallas stock, at cost                                  18,181           27,814
Premises and equipment, net                                                      13,631           13,189
Other assets, net                                                                24,451           12,194
                                                                       ------------------------------------
Total assets                                                            $     1,646,787   $    1,418,795
                                                                       ====================================

Liabilities and shareholders' equity
Liabilities:
   Deposits                                                             $       866,235   $      602,669
   Custodial escrow balances                                                    129,665           77,647
   Draft Payable                                                                 28,875              656
   Payable for purchase of mortgage servicing rights                              4,738           12,666
   Federal Home Loan Bank of Dallas borrowings                                  303,361          519,433
   Borrowed money                                                               162,532           97,003
   Guaranteed preferred beneficial interests                                     59,500           27,500
   Other liabilities                                                              8,348           13,848
   Income taxes payable                                                          12,221            3,350
                                                                       ------------------------------------
Total liabilities                                                             1,575,475        1,354,772
                                                                       ------------------------------------

Commitments and contingencies (Note 14)

Shareholders' equity:
   Preferred stock, par value $.0001; authorized
     5,000,000 shares; no shares outstanding                                          -                -
   Common stock, par value $.0001; authorized 50,000,000 shares;
     issued and outstanding 6,518,604 shares at
     December 31, 2001 and issued 6,795,904 shares
     and outstanding 6,558,904 shares at December 31,2000                             1                1
   Additional paid-in capital                                                    20,800           23,004
   Treasury shares at cost, 237,000 shares at December 31, 2000                       -           (1,775)
   Retained earnings                                                             50,486           41,974
   Accumulated other comprehensive income                                            25              819
                                                                       ------------------------------------
Total shareholders' equity                                                       71,312           64,023
                                                                       ------------------------------------
Total liabilities and shareholders' equity                                $ 1,646,787     $    1,418,795
                                                                       ====================================


See accompanying notes to consolidated financial statements.

                              Matrix Bancorp, Inc.

                        Consolidated Statements of Income

                 (Dollars in thousands except share information)

                                                                    Year Ended December 31
                                                            2001             2000              1999
                                                     ------------------------------------------------------

Interest income:
   Loans, mortgage-backed and SBA securities         $        103,393    $       93,965   $       72,355
   Interest-earning deposits                                    2,004             3,421            1,395
                                                     ------------------------------------------------------
Total interest income                                         105,397            97,386           73,750

Interest expense:
   Savings and time deposits                                   29,652            22,603           15,233
   Demand and money market deposits                             5,220             3,672            6,356
   Federal Home Loan Bank of Dallas borrowings
                                                               16,071            27,242            9,184
   Borrowed money                                              13,944            14,084           13,514
                                                     ------------------------------------------------------
Total interest expense                                         64,887            67,601           44,287
                                                     ------------------------------------------------------
Net interest income before provision for loan and
   valuation losses                                            40,510            29,785           29,463
Provision for loan and valuation losses                         2,980             4,235            3,180
                                                     ------------------------------------------------------
Net interest income after provision for loan and
   valuation losses                                            37,530            25,550           26,283

Noninterest income:
   Loan administration                                         30,113            23,850           23,686
   Brokerage                                                    2,959             5,476            6,156
   Trust services                                               4,036             4,923            4,840
   Real estate disposition services                             2,572             3,677            3,659
   Gain on sale of loans, mortgage-backed and SBA
     securities                                                 1,475               982            3,247
   Gain on sale of mortgage servicing rights, net                 167             2,634              363
   Loan origination                                            35,483             7,587            6,218
   School services                                              5,427             4,240            2,813
   Other                                                        9,474             5,423            9,378
                                                     ------------------------------------------------------
Total noninterest income                                       91,706            58,792           60,360

Noninterest expense:
   Compensation and employee benefits                          52,573            34,245           29,336
   Amortization of mortgage servicing rights                   21,862             9,851           16,403
   Occupancy and equipment                                      6,525             4,785            3,727
   Postage and communication                                    4,063             2,812            2,688
   Professional fees                                            2,883             4,687            2,385
   Data processing                                              2,907             2,413            1,688
   Other general and administrative                            25,086            19,048           13,359
                                                     ------------------------------------------------------
Total noninterest expense                                     115,899            77,841           69,586
                                                     ------------------------------------------------------
Income before income taxes                                     13,337             6,501           17,057
Provision for income taxes                                      4,465             2,243            6,278
                                                     ------------------------------------------------------




                              Matrix Bancorp, Inc.

                  Consolidated Statements of Income (continued)

                 (Dollars in thousands except share information)


                                                                    Year Ended December 31
                                                            2001             2000              1999
                                                     ------------------------------------------------------
Income before cumulative effect of a change in
   accounting principle                                 8,872             4,258             10,779

Less cumulative effect of a change in accounting
   principle, net of tax benefit of $190,000              360                 -                  -
                                                     ======================================================
Net income                                           $  8,512          $  4,258           $ 10,779
                                                     ======================================================

Net income per common share before accounting
 change                                              $    1.36         $   0.63           $   1.60
Less cumulative effect of a change in accounting
   principle                                              0.05                -                  -
                                                     ------------------------------------------------------
Net income per common share                          $    1.31         $   0.63           $   1.60
                                                     ======================================================
Net income per common share assuming dilution before
   accounting change                                      1.35             0.63               1.58
Less cumulative effect of a change in accounting
   principle                                              0.05                -                  -
                                                     ------------------------------------------------------
Net income per common share - assuming dilution
                                                     $    1.30         $   0.63           $   1.58
                                                     ======================================================
Weighted average common shares                       6,495,583        6,713,251          6,728,211
                                                     ======================================================
Weighted average common shares - assuming
 dilution                                            6,560,454       6,748,857          6,833,546
                                                     ======================================================


See accompanying notes to consolidated financial statements.


                                                                Matrix Bancorp, Inc.

                               Consolidated Statements of Shareholders' Equity and Comprehensive Income

                                                               (Dollars in thousands)

                                                                                                Accumulated
                                         Common Stock        Additional                            Other
                                   -------------------------   Paid-In     Treasury   Retained  Comprehensive          Comprehensive
                                       Shares      Amount      Capital      Shares    Earnings     Income      Total         Income
                                   -------------------------------------------------------------------------------------------------

Balance at December 31, 1998          6,723,911   $      1    $  22,416        -      $ 26,937          -     $ 49,354

   Issuance of stock related to
     employee stock purchase
     plan and options                    35,330          -          364        -             -          -          364
                                                                                                                       -------------

   Net income                                 -          -            -        -        10,779          -       10,779  $  10,779
                                    -----------------------------------------------------------------------------------=============

Balance at December 31, 1999          6,759,241          1       22,780        -        37,716          -       60,497
                                    -----------------------------------------------------------------------------------

   Shares repurchased                  (237,000)         -            -   (1,775)            -          -       (1,775)
   Issuance of stock related to
     employee stock purchase
     plan and options                    36,663          -          224        -             -          -          224
   Comprehensive income:
      Net income                              -          -            -        -         4,258          -        4,258      4,258
      Net unrealized holding gains            -          -            -        -                       819         819        819
                                                                                                                       -------------

   Comprehensive income                                                                                                $    5,077
                                    -----------------------------------------------------------------------------------=============
Balance at December 31, 2000          6,558,904          1       23,004   (1,775)       41,974         819      64,023
                                    ------------------------------------------------------------------------------------------------

   Shares repurchased                   (86,500)                   (746)                                          (746)
   Shares retired (323,500 shares)                               (1,775)   1,775
   Issuance of stock related to
     employee stock purchase
     plan and options                    46,200                     317                                            317
   Comprehensive income:
     Net income                                                                          8,512                   8,512 $    8,512
     Net unrealized holding losses(1)        -            -           -        -                      (794)       (794)      (794)
                                                                                                                       -------------

   Comprehensive income                                                                                                $    7,718
                                     ----------------------------------------------------------------------------------=============
Balance at December 31, 2001          6,518,604     $    1     $ 20,800        -    $   50,486      $   25    $ 71,312
                                     ===============================================================================================

(1) Disclosure of reclassification amount
    Unrealized holding loss arising during year ended December 31, 2001                                                $      (4)
    Less: reclassification adjustment of gains included in net income                                                        (790)
                                                                                                                       -------------
   Net unrealized holding losses                                                                                       $    (794)
                                                                                                                       =============

See accompanying notes to consolidated financial statements.

                              Matrix Bancorp, Inc.

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)


                                                                       Year Ended December 31
                                                                2001            2000            1999
                                                          -------------------------------------------------

Operating activities
Net income                                                 $       8,512    $      4,258    $     10,779
Adjustments to reconcile net income to net cash used in
   operating activities:
     Depreciation and amortization                                 3,116           2,583           4,424
     Provision for loan and valuation losses                       2,980           4,235           3,180
     Amortization of mortgage servicing rights                    21,862           9,851          16,403
     Impairment of mortgage servicing rights                         181               -               -
     Unrealized gain on securities                                     -             819               -
     Deferred income taxes                                        12,003            (518)           (391)
     Gain on sale of loans, mortgage-backed and SBA
       securities                                                 (1,475)           (982)         (3,247)
     Gain on sale of mortgage servicing rights                      (167)         (2,634)           (363)
     Gain on sale of building and equipment                       (3,425)         (1,159)              -
     Loans originated for sale, net of loans sold               (364,857)       (125,944)         69,722
     Loans purchased for sale                                   (105,936)       (225,898)       (701,952)
     Proceeds from sale of loans purchased for sale               76,074         108,466         192,722
     Proceeds from sale of securities                             59,586               -               -
     Originated mortgage servicing rights, net                   (30,266)            (16)         (1,514)
     (Increase) decrease in other receivables and other
       assets                                                    (22,513)          6,777          (6,796)
     (Decrease) increase in other liabilities and income
       taxes payable                                              (8,483)         (3,682)          2,369
                                                          -------------------------------------------------
Net cash used in operating activities                           (352,808)       (216,480)       (414,664)

Investing activities
Loans originated and purchased for investment                   (159,619)       (202,300)       (118,327)
Principal repayments on loans                                    345,031         353,713         303,026
Redemption (purchase) of Federal Home Loan Bank of Dallas
   stock                                                           9,633          (5,400)         (6,771)
Purchases of premises and equipment                              (14,415)         (7,089)         (2,615)
Hedging of servicing portfolio, net                                    -              95          (3,257)
Acquisition of mortgage servicing rights                          (8,321)        (22,380)        (28,694)
Proceeds from the sale of building and equipment                  14,601           3,664               -
Proceeds from sale of mortgage servicing rights                    1,600           3,537           2,827
                                                          -------------------------------------------------
Net cash provided by investing activities                        188,510         123,840         146,189



                                                 Matrix Bancorp, Inc.

                                  Consolidated Statements of Cash Flows (continued)

                                              (Dollars in thousands)



                                                                       Year Ended December 31
                                                                2001            2000            1999
                                                          -------------------------------------------------

Financing activities
Net increase in deposits                                    $    263,566    $     40,475    $     71,678
Net increase (decrease) in custodial escrow balances              52,018         (16,559)         (2,618)
(Decrease) increase in revolving lines and repurchase
   agreements, net                                              (138,946)        125,743         174,334
Payments of notes payable                                        (13,298)        (31,169)        (31,890)
Proceeds from notes payable                                        1,786           2,325          33,395
Payment of financing arrangements                                    (86)            (63)           (117)
Payment of subordinated debt                                           -               -          (2,910)
Proceeds from junior subordinated debentures                      30,977               -          26,063
Treasury shares repurchased                                         (746)         (1,775)              -
Proceeds from issuance of common stock related to
   employee stock purchase plan and options                          317             224             364
                                                          -------------------------------------------------
Net cash provided by financing activities                        195,588         119,201         268,299
                                                          -------------------------------------------------
Increase (decrease) in cash and cash equivalents                  31,290          26,561            (176)
Cash and cash equivalents at beginning of the year                53,170          26,609          26,785
                                                          -------------------------------------------------
Cash and cash equivalents at end of the year                $     84,460    $     53,170    $     26,609
                                                          =================================================

Supplemental disclosure of cash flow information
Cash paid for interest expense                              $     62,520    $     68,298    $     41,139
                                                          =================================================
Cash paid for income taxes                                  $      4,557    $      1,592    $      5,248
                                                          =================================================


See accompanying notes to consolidated financial statements.

                              Matrix Bancorp, Inc.

                   Notes to Consolidated Financial Statements


1. Organization

Matrix Bancorp, Inc. (the Company) is a unitary thrift holding company that, through its subsidiaries, is a diversified financial services company headquartered in Denver, Colorado. The Company's operations are conducted primarily through Matrix Capital Bank (Matrix Bank), Matrix Financial Services Corporation (Matrix Financial), Matrix Capital Markets, Inc. (Matrix Capital), Matrix Asset Management Corporation (Matrix Asset Management), ABS School Services, L.L.C. (ABS), Sterling Trust Company (Sterling) and First Matrix Investment Services Corporation (First Matrix), all of which are wholly owned subsidiaries of the Company.

Matrix Bank, a federally chartered savings and loan association, serves its local communities of Las Cruces, New Mexico, and Phoenix, Arizona, by providing personal and business depository services, offering residential loans and providing, on a limited basis, commercial real estate and consumer loans. During 2001, Matrix Bank announced the relocation of its domicile from Las Cruces to Denver, Colorado. The relocation will be completed in the second quarter of 2002. Matrix Bank intends to offer all of its existing banking services in the Denver market.

The Company's mortgage banking business is primarily conducted through Matrix Financial, and was established with the primary objective of originating, acquiring and servicing residential mortgage loan servicing rights. Matrix
Financial originates residential loans primarily through its wholesale loan origination offices in Atlanta, Dallas, Denver, Chicago, Houston, Phoenix, Santa Ana and St. Louis. Servicing mortgage loans involves the contractual right to receive a fee for processing and administering mortgage loan payments.

Matrix Capital Markets, formerly known as United Financial, Inc., provides brokerage and consulting services to financial institutions and financial services companies in the mortgage banking industry, primarily related to the brokerage and analysis of residential mortgage loan servicing rights and residential mortgage loans, corporate and mortgage loan servicing portfolio valuations and, to a lesser extent, consultation and brokerage services in connection with mergers and acquisitions of mortgage banking entities.

Matrix Asset Management provides real estate management and disposition services on foreclosed properties owned by financial services companies and financial institutions.

ABS provides outsourced business services and financing primarily to charter schools.

Sterling is a nonbank trust company specializing in the administration of self-directed individual retirement accounts, qualified business retirement plans and personal custodial

                              Matrix Bancorp, Inc.

accounts, as well as corporate escrow and paying agent services.

First Matrix is registered with the National Association of Securities Dealers as a fully disclosed broker-dealer. First Matrix relocated its headquarters to Denver, Colorado from Fort Worth, Texas in June of 2001, and has branch offices in Fort Worth, Texas and Memphis, Tennessee, which was opened in late 2001. First Matrix offers a wide range of investment options for both individual and institutional investors, long-term investing and retirement planning, and the acquisition, brokering and sale of Small Business Administration (SBA) loan pools.

The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America. The following is a description of the more significant policies that the Company follows in preparing and presenting its consolidated financial statements.

2. Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

The Company contributed 100 percent of Matrix Financial's stock to Matrix Bank on August 1, 2000. All of Matrix Financial's assets and liabilities were transferred at their carrying or book basis. This transaction had no impact on the consolidated financial statements.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the consolidated financial statements, and disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Derivative Instruments and Hedging Activities

In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS 133 and SFAS

                              Matrix Bancorp, Inc.

138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS 133 and SFAS 138 on January 1, 2001. The adoption of SFAS 133 resulted in a pre-tax transition loss of $550,000, or $360,000 after tax which was recorded as a cumulative effect of a change in accounting principle for the year ended December 31, 2001. Gains and losses on derivatives that were previously deferred as adjustments to the carrying amount of hedged items were not adjusted. Due to the nature of the asset hedged and the derivative relationship, the transition loss recorded effective January 1, 2001, reversed and was recorded as loan origination income during the quarter ended March 31, 2001.

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge.) The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value hedges to specific assets and liabilities on the consolidated balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values of hedged items.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk are recorded in earnings. Changes in the fair value of derivative trading instruments are reported in current-period earnings.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the consolidated balance sheet at its fair value, and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is

                              Matrix Bancorp, Inc.

accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company continues to carry the derivative on the consolidated balance sheet at its fair value, removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the consolidated balance sheet and recognizes any gain or loss in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings.

For the year ended December 31, 2000, prior to the adoption of SFAS No, 133, the Company used a program of exchange-traded futures and options to hedge approximately 6.4% of its mortgage servicing portfolio. Prior to January 1, 2001, unrealized gains and losses on derivatives used for hedging purposes were generally not required to be recorded in the consolidated financial statements. Realized gains and losses on futures or options contracts either settled or terminated were recorded as a adjustment to the mortgage servicing rights being hedged and amortized into the income statement over either the remaining life of the derivative instrument or the expected life of the mortgage servicing assets.

Due to the cost of the requirements that must be met to achieve hedge accounting under SFAS No. 133 for mortgage servicing rights, the Company did not attempt to qualify for hedge accounting and effective March 31, 2001 the Company sold, repurchased or allowed to mature all derivative instruments recorded on the books associated with mortgage servicing.

SFAS No. 133 requires the Company to record its best effort and mandatory commitments associated with its mortgage loan origination activities on the consolidated balance sheet. In order to hedge against the changes in the fair value of mortgage loans the Company enters into best effort and mandatory commitments to deliver mortgage loans, which locks the price at which the loan will be sold into the secondary market. These derivatives are recorded on the consolidated balance sheet and qualify for hedge accounting, as the commitments are highly effective in offsetting changes in fair values of the hedged items.

Securities Available for Sale

Securities available for sale include mortgage-backed securities and SBA securities. Securities available for sale are carried at estimated fair values with the net unrealized gains or losses reported in accumulated other comprehensive income, which is included as a separate component in shareholders' equity. The Company records its securities

                              Matrix Bancorp, Inc.

portfolio at estimated fair value at the end of each quarter based on public market quotes. At disposition, the realized gain or loss is included in earnings on a specific identification basis.

Loans Held for Sale

Loans originated or purchased with the intent for sale in the secondary market are carried at the lower of aggregate cost, net of discounts or premiums and a valuation allowance, or estimated fair market value. Estimated fair market value is determined using forward commitments to sell loans or mortgage-backed securities to permanent investors or current market rates for loans of similar quality and type. Net unrealized losses, if any, are recognized in a valuation allowance by charges to income. Discounts or premiums on loans held for sale are not accreted or amortized into income on the interest method; however, discounts and premiums related to payments of loan principal are recorded in interest income. The loans are primarily secured by one-to-four family residential real estate located throughout the United States.

Loans  are  considered  sold  when  the  Company  surrenders  control  over  the transferred assets to the purchaser, with standard representations and warranties. At such time, the loan is removed from the loan portfolio and a gain or loss is recorded on the sale. Gains and losses on loan sales are determined based on the difference between the allocated cost basis of the assets sold and the proceeds, which includes the estimated fair value of any assets or liabilities that are newly created as a result of the transaction. Losses related to recourse provisions in excess of the amount originally provided are accrued as a liability at the time such additional losses are determined, and recorded as part of noninterest expense.

Loans Held for Investment

Loans held for investment are stated at unpaid principal balances, less unearned discounts and premiums, deferred loan fees, loans in process and allowance for loan losses. The loans are residential mortgage loans, commercial and SBA loans, and school financing loans, and are primarily secured by real estate.

Allowance for Loan Losses

The allowance for loan losses is calculated, in part, based on historical loss experience. In addition, management takes into consideration other factors such as any qualitative evaluations of individual classified assets, geographic portfolio concentrations, new products or markets, evaluations of the changes in the historical loss experience component, and projections of this component into the current and future periods based on current knowledge and conditions. The loss factors are applied to the outstanding principal balance of loans in their

                              Matrix Bancorp, Inc.

respective categories, plus additional loan review is performed on all significant commercial and school finance loans. After an allowance has been established for the loan portfolio, management establishes a portion of the allowance for loan losses, which is attributable to factors that cannot be associated with a specific loan or loan portfolio. The Company evaluates its residential loans collectively due to their homogeneous nature. These factors include general economic conditions, recognition of specific regional geographic concerns, loan type and trends in portfolio growth. Loan losses are charged against the allowance when the probability of collection is considered remote. In the opinion of management, the allowance is adequate to absorb the inherent losses in the current loan portfolio.

The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Fair value is measured using either the present value of expected future cash flows discounted using loan rate, market price of the loan or fair value of the collateral, if collateral dependent. All loans considered impaired are included in nonperforming loans. The Company evaluates its residential loans collectively due to their homogeneous nature. Accordingly, potential impaired loans of the Company include only commercial loans, real estate construction loans, commercial real estate mortgage loans and school financing classified as nonperforming loans. Impairment allowances are considered by the Company in determining the overall adequacy of the allowance for loan losses.

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

Mortgage Servicing Rights

The Company recognizes mortgage servicing rights (MSRs) as an asset separate from the underlying originated mortgage loan. Upon sale of a loan, the Company measures retained MSRs by allocating the previous carrying amount of the originated mortgage loan between the loan and the servicing right based on their estimated fair values. Purchased MSRs are initially measured at cost. MSRs are carried at the lower of cost (allocated cost for originated MSRs), less accumulated amortization, or estimated fair value. MSRs are amortized in proportion to and over the period of the estimated future net servicing income.

                              Matrix Bancorp, Inc.

The estimated fair value of MSRs is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its MSRs by product type, interest rate and investor to reflect the predominant risk characteristics. To determine the estimated fair value of MSRs, the Company uses a valuation model that calculates the present value of future cash flows. In using this valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, including incremental interest cost of servicer advances, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. For purposes of performing an impairment analysis on MSRs, the Company estimates fair value using the following primary assumptions: prepayment speeds ranging from 151 PSA (Public Securities Association prepayment speed measurement) to 835 PSA; discount rates ranging from 9.00 percent to 21.50 percent; and default rates ranging from 0 percent to 100 percent. The Company records a valuation allowance where the estimated fair value is below the carrying amount of individual stratifications, even though the overall fair value of the servicing assets may exceed amortized cost. As of December 31, 2001, a valuation allowance of $181,000 was required, and the fair value of the aggregate MSRs was approximately $81,900,000. As of December 31, 2000, no valuation allowance was required, and the estimated fair value of the aggregate MSRs was approximately $75,185,000.

Gain on sale of MSRs is recognized when title to MSRs and the risks and rewards inherent in owning the MSRs have been transferred to the buyer.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated lives of the assets, which range from three to seven years for software, office furniture and equipment and 30 years for buildings.

Foreclosed Real Estate

Residential or commercial real estate acquired through foreclosure, deed in lieu of foreclosure or in judgment is carried at the lower of estimated fair value, less estimated costs to sell, or the related loan balance at the date of foreclosure. Valuations are periodically performed by management and an allowance for loss is established by a charge to operations if the carrying value of a property exceeds its estimated fair value, less estimated costs to sell. The net carrying value of foreclosed real estate, which is classified in other assets, was $8,355,000 and $2,646,000 at December 31, 2001 and 2000,
respectively.

                              Matrix Bancorp, Inc.

Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. The subsidiaries are charged for the taxes applicable to their profits calculated on the basis of filing separate income tax returns. Matrix Bank qualifies as a savings and loan association for income tax purposes.

The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loan Administration Income

Loan administration income represents service fees and other income earned from servicing loans for various investors, as well as gains from activity in our Ginnie Mae portfolios. Loan administration income includes service fees that are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Service fees on loans that are not delinquent or are delinquent by no more than 60 days are recognized when earned. All other income is recognized when the related payments are received.

Brokerage Income

Brokerage income represents fees earned related to servicing brokerage and consulting services. Brokerage income is recognized when services are performed.

Trust Services Income

Trust services income represents fees earned related to services provided for self-directed individual retirement accounts, qualified benefit plans and escrow arrangements. Trust services income is recognized over the contract period in proportion to when the services are performed.


Real Estate Disposition Services Income

Real estate disposition services income represents fees earned related to real estate management and disposition services. Real estate disposition services income is recognized when services are performed.

Loan Origination Income

Loan origination income for loans originated for sale, which includes all mortgage origination fees, secondary marketing activity including servicing-released premiums and capitalized servicing on mortgage loans sold, servicing retained, net of outside origination costs, is recognized as income at the time the loan is sold and funded by the investor.

Loan origination income for loans originated for investment, which includes mortgage origination fees and certain direct costs associated with loan originations, is deferred and amortized as a yield adjustment over the contractual life of the related loan using the interest method, adjusted for estimated prepayments.

School Services Income

School services income represents fees earned related to outsourced business and consulting services provided to schools. School services income is recognized when services are performed.

Cash and Cash Equivalents

Cash equivalents, for purposes of the consolidated statements of cash flows, consist of nonrestricted cash, federal funds sold and interest-earning deposits with banks with original maturities, when purchased, of three months or less.

Net Income Per Common Share

Basic earnings per share (EPS), or net income per common share, excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Net income per common share assuming dilution is computed by dividing net income by the weighted average number of common shares outstanding for the year and the dilutive effect, if any, of stock options and warrants outstanding for the year.



Restructuring Charges

During the second quarter of 2001, the Company announced a plan to relocate the domicile of Matrix Bank to Denver, Colorado from Las Cruces, New Mexico. Associated with this relocation, the Company accrued expenses of approximately $984,000 primarily for severance and contract benefits to be paid to certain of Matrix Bank's employees, mainly consisting of back office, accounting and human resources personnel. The expense was charged to other general and administrative expense on the consolidated income statement. The total number of employees to be involuntarily terminated was 21. Additionally, the accrued liability includes the payout of the contract the Company had with Matrix Bank's prior president and chief executive officer. As of December 31, 2001, approximately $639,000 of the liability remains.

Also associated with the planned relocation of Matrix Bank's domicile, Matrix Bank acquired a building in Denver, Colorado for approximately $11.5 million in June 2001. Subsequent to the acquisition, Matrix Bank was notified of the intent of the City and County of Denver to condemn the building in connection with its planned expansion of the Denver Convention Center. In October 2001, the condemnation proceedings were held. The City and County of Denver was granted possession of the building in consideration of a payment totaling approximately $14.9 million. The sale resulted in a $3.4 million pre-tax gain on sale of assets recorded in the consolidated financial statements. Matrix Bank has identified an alternative location and is proceeding with relocation of the domicile and expects such relocation to be completed in the second quarter of 2002.

Investment in Joint Venture

The Company has a 45 percent-owned investment in Matrix Settlement & Clearance Services, LLC (MSCS) which is accounted for using the equity method. This investment was classified in other assets, and had a carrying value of $589,000 and $653,000 as of December 31, 2001 and 2000, respectively. For the years ended December 31, 2001 and 2000, the Company recorded losses of $175,000 and $478,000, respectively, in other income related to MSCS operations.

As of December 31, 2001 and 2000, respectively, MSCS had total assets of $1,626,000 and $1,175,000, total liabilities of $499,000 and $68,000 and equity of $1,127,000  and  $1,107,000.  For the years ended December 31, 2001 and 2000, respectively, MSCS had revenues of $3,517,000 and $1,470,000 and pre-tax net loss of $177,000 and $955,000.



Impact of Recently Issued Accounting Standards.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, that supersedes Accounting Principles Board (APB) Opinion No. 17. Under SFAS 142 goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are to be reviewed at least annually for impairment, under impairment guidelines established in the statement. SFAS 142 also changes the amortization methodology in intangible assets that are deemed to have finite lives. Finally, SFAS 142 adds to required disclosures regarding goodwill and intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 January 1, 2002 did not have a material impact on the consolidated financial statements. The goodwill balance at December 31, 2001 was approximately $1 million, and the amortization expense has been less than $100,000 per year.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that superseded SFAS No. 121 and APB Opinion No.
30. SFAS 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale, and the required valuation of such assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 January 1, 2002 did not have a material impact on the consolidated financial statements.

Reclassifications

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

                              Matrix Bancorp, Inc.

3. Net Income Per Common Share

The following table sets forth the computation of net income per share and net income per common share, assuming dilution:

                                                           Year Ended December 31
                                                   2001              2000             1999
                                            ------------------------------------------------------
                                                            (Dollars in thousands)

Numerator:
   Net income available to common
     shareholders                           $          8,512    $        4,258    $       10,779
                                            ======================================================

Denominator:
   Weighted average shares outstanding             6,495,583         6,713,251         6,728,211
Effect of dilutive securities:
   Common stock options                               64,871            35,606            95,899
   Common stock warrants                                   -                 -             9,436
                                            ------------------------------------------------------
Dilutive potential common shares                      64,871            35,606           105,335
                                            ------------------------------------------------------
Denominator for net income per share,
   assuming dilution                               6,560,454         6,748,857         6,833,546
                                            ======================================================


4. Securities Available for Sale

Securities available for sale were as follows:


                                         December 31, 2001                     December 31, 2000
                               ----------------------------------------------------------------------------
                                              Gross                                  Gross
                                Amortized   Unrealized   Estimated     Amortized   Unrealized  Estimated
                                   Cost       Gains      Fair Value      Cost        Gains     Fair Value
                               ----------------------------------------------------------------------------
                                                          (In thousands)


Mortgage-backed securities       $ 1,961       $  38        $ 1,999    $ 65,375    $  1,241      $66,616
SBA securities                     4,964           -          4,964           -           -            -
                               ----------------------------------------------------------------------------
Total                            $ 6,925       $  38        $ 6,963    $ 65,375     $ 1,241      $66,616
                               ============================================================================


The Company expects to receive payments on securities over periods that are considerably shorter than the contractual maturities of the securities, which range from 6 to 30 years, due to prepayments. Realized gains on the sale of securities available for sale were approximately $1,198,000, $0 and $0 in 2001, 2000 and 1999, respectively.

                              Matrix Bancorp, Inc.

5. Loans Held for Sale and Investment

Loans Held for Investment

Loans held for investment consist of the following:

                                                                          December 31
                                                                     2001             2000
                                                              ------------------------------------
                                                                        (In thousands)


Residential loans                                               $        6,833    $        8,382
Multi-family, commercial real estate, SBA guaranteed and
   commercial                                                          147,038           123,118
Construction loans                                                      42,865            50,131
Consumer loans and other                                                 5,431             8,438
                                                              ------------------------------------
                                                                       202,167           190,069
Less:
   Loans in process                                                      7,355            13,146
   Purchase discounts, net                                                 361               569
   Unearned fees                                                           514               722
   Allowance for loan losses                                             2,776             2,107
                                                              ------------------------------------
                                                                        11,006            16,544
                                                              ------------------------------------
Loans held for investment, net                                  $      191,161    $      173,525
                                                              ====================================

Activity in the allowance for loan losses on loans held for investment is summarized as follows:


                                                           Year Ended December 31
                                                   2001              2000             1999
                                            ------------------------------------------------------
                                                                (In thousands)


Balance at beginning of year                 $         2,107    $        1,433    $        1,136
Provision for loan losses                                935             1,508               735
Charge-offs                                             (347)             (874)             (509)
Recoveries                                                81                40                71
                                            ------------------------------------------------------
Balance at end of year                       $         2,776    $        2,107    $        1,433
                                            ======================================================

Nonaccrual loans in the loans held for investment portfolio totaled approximately $13,760,000 and $3,087,000, or 7.2 percent and 1.8 percent, of the total loans held for investment portfolio at December 31, 2001 and 2000, respectively.

                              Matrix Bancorp, Inc.

Loans Held for Sale

Loans held for sale consist of the following:

                                                                          December 31
                                                                     2001             2000
                                                              ------------------------------------
                                                                        (In thousands)


Residential loans                                              $     1,051,006    $      893,034
Commercial loans, school financing and other                           107,482            54,540
                                                              ------------------------------------
                                                                     1,158,488           947,574
Less:
   Purchase premiums, net                                               (6,063)           (1,396)
   Valuation allowance                                                   6,562             6,474
                                                              ------------------------------------
                                                                           499             5,078
                                                              ------------------------------------
Loans held for sale, net                                        $    1,157,989    $      942,496
                                                              ====================================

Activity in the valuation allowance for loans held for sale is summarized as follows:

                                                           Year Ended December 31
                                                   2001              2000             1999
                                            ------------------------------------------------------
                                                                (In thousands)


Balance at beginning of year                 $         6,474    $        4,921    $        2,574
Provision for loan losses                              2,045             2,727             2,445
Charge-offs                                           (1,961)           (1,175)              (98)
Recoveries                                                 4                 1                 -
                                            ------------------------------------------------------
Balance at end of year                       $         6,562    $        6,474    $        4,921
                                            ======================================================

Nonaccrual loans related to the commercial loans and school financing held for sale portfolio aggregated approximately $4,743,000 and $2,469,000 at December 31, 2001 and 2000, respectively.

Interest income that would have been recorded for nonaccrual loans was approximately $1,374,000, $1,016,000 and $979,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

The Company continues to accrue interest on government-sponsored loans such as Federal Housing Administration (FHA) insured and Department of Veterans' Affairs
(VA) guaranteed loans which are past due 90 or more days, as the majority of the interest on these loans is insured or guaranteed by the federal government. The

                              Matrix Bancorp, Inc.

aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $55,200,000 and $101,104,000 as of December 31, 2001 and 2000, respectively.

6. Premises and Equipment

Premises and equipment consist of the following:

                                                                          December 31
                                                                     2001             2000
                                                              ------------------------------------
                                                                        (In thousands)

Land                                                          $            830    $          830
Buildings                                                                6,324             6,314
Leasehold improvements                                                   1,667             1,590
Office furniture and equipment                                          15,162            12,216
                                                              ------------------------------------
                                                                        23,983            20,950
Less: accumulated depreciation and amortization                         10,352             7,761
                                                              ------------------------------------
Premises and equipment, net                                   $        13,631     $       13,189
                                                              ====================================

Included in occupancy and equipment expense is depreciation and amortization expense of premises and equipment of approximately $2,797,000, $2,212,000 and $2,126,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

7. Mortgage Servicing Rights

The activity in the MSRs is summarized as follows:

                                                           Year Ended December 31
                                                   2001              2000             1999
                                            ------------------------------------------------------
                                                               (In thousands)

Balance at beginning of year                $        71,529     $       63,479    $       57,662
Valuation allowance                                                         -                -
                                                       (181)
Purchases                                                530            31,883            19,754
Originated, net of MSRs sold                          30,129                16             1,514
Hedging (gain) loss                                        -               (95)            3,257
Amortization                                         (21,862)           (9,851)          (16,403)
Sales                                                 (1,433)          (13,903)           (2,305)
                                            ------------------------------------------------------
Balance at end of year                      $        78,712     $       71,529    $       63,479
                                            ======================================================

The Company's servicing activity is diversified throughout 50 states with concentrations at December 31, 2001, in California, Texas, Missouri and Arizona of approximately 14.5 percent, 14.5 percent, 16.4 percent and 8.3 percent, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced. As of December 31, 2001, 2000 and 1999, the Company subserviced loans for others of approximately $889,000,000, $1,163,811,000 and $205,929,000, respectively.

                              Matrix Bancorp, Inc.

The Company's servicing portfolio (excluding subserviced loans) is comprised of the following:

                                                             December 31
                                                 2001                          2000
                                    --------------------------------------------------------------
                                                     Principal                      Principal
                                       Number         Balance         Number         Balance
                                      of Loans      Outstanding      of Loans      Outstanding
                                    --------------------------------------------------------------
                                                      (Dollars in thousands)

Freddie Mac                              12,422   $       613,527      16,476     $      836,054
Fannie Mae                               31,069         1,885,197      34,706          1,887,925
Ginnie Mae                               26,718         1,820,691      20,930          1,106,939
VA, FHA, conventional and other
   loans                                 15,946         1,336,950      20,292          1,687,045
                                    --------------------------------------------------------------
                                         86,155   $    5,656,365       92,404     $    5,517,963
                                    ==============================================================

The Company's custodial escrow balances shown in the accompanying consolidated balance sheets at December 31, 2001 and 2000, pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company of approximately
$129,665,000 and $77,647,000, respectively. The custodial accounts are maintained at Matrix Bank in noninterest-bearing accounts. The balance of the custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

8. Deposits

Deposit account balances are summarized as follows:

                                                            December 31
                                             2001                                  2000
                             ----------------------------------------------------------------------------
                                                        Weighted                              Weighted
                                                        Average                               Average
                                Amount      Percent      Rate         Amount      Percent      Rate
                             ----------------------------------------------------------------------------
                                                         (Dollars in thousands)

Passbook accounts             $     4,291      0.50%       3.12%    $    3,010       0.50%       3.42%
NOW accounts                      107,183     12.37        0.94         85,986      14.27        0.96
Money market accounts             249,234     28.77        2.11        122,992      20.41        2.34
                             ----------------------------------------------------------------------------
                                  360,708     41.64        1.74        211,988      35.18        1.91
Certificate accounts              505,527     58.36        5.98        390,681      64.82        6.23
                             ----------------------------------------------------------------------------
Deposits                      $  866,235     100.00%       4.36%    $  602,669     100.00%       4.70%
                             ============================================================================

                              Matrix Bancorp, Inc.

Included in NOW accounts are noninterest-bearing DDA accounts of $67,137,000 and $52,986,000 for the years ended December 31, 2001 and 2000, respectively.

Contractual maturities of certificate accounts as of December 31, 2001:

                                                Under 12          12 to 36        36 to 60
                                                 months            months          months        Total
                                         ------------------------------------------------------------------
                                                                  (In thousands)

2.00-2.99%                                $       90,036        $      38          $    -      $   90,074
3.00-3.99%                                       127,430            2,930               4         130,364
4.00-4.99%                                        53,014           23,084           3,233          79,331
5.00-5.99%                                        70,425            8,138           3,690          82,253
6.00-6.99%                                       105,451           12,989             421         118,861
7.00-7.99%                                         3,871              773               -           4,644
                                         ------------------------------------------------------------------
                                          $      450,227        $  47,952          $7,348      $  505,527
                                         ==================================================================


Approximately $120,428,000 and $131,443,000 of fiduciary assets under administration by Sterling are included in NOW and money market accounts as of December 31, 2001 and 2000, respectively. Included in certificate accounts are $361,271,000 and $203,600,000 of brokered deposits as of December 31, 2001 and 2000, respectively.

Interest expense on deposits is summarized as follows:

                                                           Year Ended December 31
                                                   2001              2000             1999
                                            ------------------------------------------------------
                                                               (In thousands)

Passbook accounts                           $         108       $          102    $           96
NOW accounts                                          929                  619               600
Money market                                        4,291                3,053             5,756
Certificates of deposit                            29,544               22,501            15,137
                                            ------------------------------------------------------
Interest expense on deposits                $      34,872       $       26,275    $       21,589
                                            ======================================================

The aggregate amount of deposit accounts with a balance greater than $100,000 (excluding brokered deposits) was approximately $22,410,000 and $18,815,000 at December 31, 2001 and 2000, respectively.

                              Matrix Bancorp, Inc.

9. Borrowed Money and Guaranteed Preferred Beneficial Interests

Borrowed money and guaranteed preferred beneficial interests are summarized as follows:

                                                                          December 31
                                                                     2001             2000
                                                              ------------------------------------
                                                                        (In thousands)

Borrowed Money
   $120,000,000  revolving  warehouse  loan  agreement,
     through March 31, 2002, renewable  annually, secured
     by mortgage loans held for sale,  interest at LIBOR
     plus 1.20  percent at  December  31,  2001 and plus
     1.07  percent at December 31, 2000 (3.05 percent at
     December 31, 2001); $24,550,000 available at
     December 31, 2001                                             $   95,450       $  21,595
   Senior notes, interest at 11.50 percent payable
     semiannually, unsecured and maturing September 30, 2004           10,455          20,000
   $10,000,000 note payable to a third party financial
     institution due in quarterly principal installments
     of $357,000 plus interest, through December 31, 2003,
     collateralized by the common stock of Matrix Bank;
     interest at LIBOR plus 2.65 percent (4.52 percent at
     December 31, 2001)                                                 8,572           8,214
   $10,000,000 revolving line of credit to a third party
     financial institution, through March 31, 2002, renewable
     annually, collateralized by the common stock of Matrix
     Bank;  interest at LIBOR plus 2.65 percent (4.52 percent
     at December 31, 2001);  $7,000,000  available at
     December 31, 2001                                                  3,000               -
   Financing agreement with a bank, secured by real estate,
     interest at prime plus 1 percent                                       -           2,325
   School financing repurchase agreements with a third-party
     bank to sell school financing originated by the Company
     under various agreements Interest rates are variable from
     prime to 8.00 percent.  Total commitment is at the
     discretion of the third-party bank.                               22,807          17,094
   School financing agreement, renewable annually,
     collateralized by school financing; interest rates are            22,157          27,599
     variable.  Future commitment is at the discretion of the
     third-party lender.
   Other financing agreements                                              91             176
                                                              ------------------------------------
Total borrowed money                                               $  162,532       $  97,003
                                                              ====================================
Guaranteed Preferred Beneficial Interests
Matrix Bancorp Capital Trust I, 10% junior subordinated
   debentures  payable quarterly, unsecured and maturing
   September 30, 2029                                              $   27,500       $  27,500
Matrix Bancorp Capital Trust II, 10.18% junior
   subordinated  debentures payable quarterly, unsecured
   and maturing June 8, 2031                                           12,000               -
Matrix Bancorp Capital Trust III, 10.25% junior subordinated debentures payable quarterly, unsecured and maturing
   July 25, 2031                                                       15,000               -
Matrix Bancorp Capital Trust IV, LIBOR plus 3.75% (6.007%
   rate at December 31, 2001) junior subordinated debentures
   payable quarterly, unsecured and maturing
   December 8, 2031                                                     5,000               -
                                                              ------------------------------------
Total Guaranteed Preferred Beneficial Interests                    $   59,500       $  27,500
                                                              ====================================

                              Matrix Bancorp, Inc.

As of December 31, 2001, the maturities of borrowed money and guaranteed preferred beneficial interest are as follows:

                                                           (In thousands)

2002                                                       $    144,933
2003                                                              7,144
2004                                                             10,455
Thereafter                                                       59,500
                                                         ------------------
                                                           $    222,032
                                                         ==================

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

The credit facility agreement for the $120,000,000 warehouse loan agreement requires Matrix Financial to maintain, among other things, net worth, as defined, of at least $30,000,000, a leverage ratio of no more than 14 to 1 and a minimum cash flow coverage ratio for four consecutive quarters of no less than
1.3 to 1.0.

At December 31, 2001, the Company and its subsidiaries were in compliance with these covenants.

The Company anticipates that the various borrowed money agreements which are up for a renewal in 2002 will be renewed with similar terms and conditions as those currently in effect.

                              Matrix Bancorp, Inc.

School Financing Agreement

The Company placed approximately $22,200,000 and $27,600,000 at December 31,2001 and 2000, respectively, in tax-exempt financing it originated to charter schools into several grantor trusts (Trusts). The Trusts then issued Class "A" Certificates and Class "B" Certificates, with the Class "A" Certificates being sold to various third party investors under a private placement at a price of par.

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

The "B" Certificates are owned in part by the Company. The interest rate paid on the "A" Certificates is considered the Company's financing cost. The approximate cost of the financing at December 31, 2001 and 2000 was 2.75% and 7.23%, respectively. The interest that the Company receives through its ownership of the "B" Certificates is tax-exempt.

Although the Investment Bank acts as a guarantor to the "A" Certificates, the Company provides limited recourse to the Investment Bank in all cases of loss or default. Due to the nature of the recourse and the ability of the "A" Certificate holders to put the certificates to the Trusts, the transactions have been accounted for as a secured financing.

The Company also has in place an agreement to sell and service school financing loans to a third-party financial institution. The loan agreement provides the Company with the option to repurchase some or all of the loans at its sole discretion at a price of par. In addition, the Company provides scheduled interest and full recourse, in the case of loss, to the third-party financial institution. Due to the nature of the recourse and the ability to call the loans, the Company accounts for the transaction as a secured financing.

Guaranteed Preferred Beneficial Interests in Company's Junior Subordinated Debentures

On July 30, 1999, Matrix Bancorp Capital Trust I (Trust I), a Delaware business trust formed by the Company, completed the sale of $27,500,000 of 10 percent preferred securities. Trust I also issued common securities to the Company and used the net proceeds from the offering to purchase $28,600,000 in principal amount of 10 percent junior subordinated debentures of the Company due September 30, 2029. The junior subordinated debentures are the sole assets of Trust I and are eliminated, along with the related income statement effects, in the consolidated financial statements.

                              Matrix Bancorp, Inc.

The preferred securities accrue and pay distributions quarterly at an annual rate of 10 percent of the stated liquidation amount of $25 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust I under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust I.

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

On March 28, 2001, Matrix Bancorp Capital Trust II (Trust II), a Delaware business trust formed by the Company, completed the sale of $12,000,000 of 10.18 percent preferred securities. Trust II also issued common securities to the Company and used the net proceeds from the offering to purchase $12,400,000 in principal amount of 10.18 percent junior subordinated debentures of the Company due June 8, 2031. The junior subordinated debentures are the sole assets of Trust II and are eliminated, along with the related income statement effects, in the consolidated financial statements.

The preferred securities accrue and pay distributions quarterly at an annual rate of 10.18 percent of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust II under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust II.

                              Matrix Bancorp, Inc.

The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after June 8, 2011, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

On July 16, 2001, Matrix Bancorp Capital Trust III (Trust III), a Delaware business trust formed by the Company, completed the sale of $15,000,000 of 10.25 percent preferred securities. Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase $15,464,000 in principal amount of 10.25 percent junior subordinated debentures of the Company due July 25, 2031. The junior subordinated debentures are the sole assets of Trust III and are eliminated, along with the related income statement effects, in the consolidated financial statements.

The preferred securities accrue and pay distributions quarterly at an annual rate of 10.25 percent of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust III under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust III.

The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after July 25, 2006, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

On November 28, 2001, Matrix Bancorp Capital Trust IV (Trust IV), a Delaware business trust formed by the Company, completed the sale of $5,000,000 of floating rate of six month LIBOR plus 3.75% percent preferred securities. Trust IV also issued common securities to the Company and used the net proceeds from the offering to purchase $5,155,000 in principal amount of floating rate of six month LIBOR plus 3.75 percent junior subordinated debentures of the Company due December 8, 2031. The junior subordinated debentures are the sole assets of Trust IV and are eliminated, along with the related income statement effects, in the consolidated financial statements.

The preferred securities accrue and pay distributions quarterly at the floating rate as described above percent of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust IV under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust IV.

The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after December 8, 2006, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

Capitalized expenses associated with all of the offerings of approximately $2,328,000 and $1,370,000 are included in other assets at December 31, 2001 and 2000, respectively, and are being amortized on a straight-line basis over the life of the junior subordinated debentures.

                              Matrix Bancorp, Inc.

10. Federal Home Loan Bank of Dallas Borrowings

Federal Home Loan Bank of Dallas (FHLB) borrowings aggregated $303,361,000 and $519,433,000 at December 31, 2001 and 2000, respectively. Advances of $136,000,000 and $26,000,000 at December 31, 2001 and 2000, respectively, were borrowed under Short Option Advance (SOA) Agreements with the FHLB. These SOA borrowings have a term of ten years, but are callable by the FHLB beginning after a one to five year lockout period, depending on the particular SOA borrowing. After the expiration of the lockout period, the SOA borrowings are callable at various intervals. If the FHLB exercises its call option on a SOA borrowing, the FHLB is required to offer replacement funding to the Company at a market rate of interest for the remaining term of the SOA borrowing. Additionally, under the terms of the SOA Agreement, the Company is not permitted to prepay or otherwise retire a callable SOA borrowing prior to the final maturity date. At December 31, 2001, the interest rates on the SOA borrowings ranged from 2.69 percent to 5.63 percent and their possible call dates varied from February 20, 2002 to November 13, 2006. Advances of $1,361,000 and $151,433,000 at December 31, 2001 and 2000, respectively, were borrowed under a fixed term and rate. At December 31, 2001, the advances are at a rate of 5.84 percent and mature June 2, 2014. Advances of $166,000,000 and $342,000,000 at December 31, 2001 and 2000, respectively, were borrowed on a short-term basis. At December 31, 2001, the advances were at an average rate of 1.97% and mature January 2, 2002 through January 7, 2002. All advances are secured by first lien mortgage loans of Matrix Bank and all of its FHLB stock.

Matrix Bank is on full custody status, which requires Matrix Bank to place loan collateral at the FHLB. At December 31, 2001, loans held for sale of $339,274,000 and securities held for sale of $4,448,000 were pledged for FHLB advances. As of December 31, 2001, Matrix Bank had available unused borrowings from the FHLB for advances of approximately $40,362,000.

11. Income Taxes

The income tax provision consists of the following:

                                                           Year ended December 31
                                                   2001              2000             1999
                                            ------------------------------------------------------
                                                                 (In thousands)

Current:
   Federal                                  $     (7,713)       $        2,350    $        5,340
   State                                             (15)                  411             1,329
Deferred:
   Federal                                        11,162                  (451)             (341)
   State                                             841                   (67)              (50)
                                            ------------------------------------------------------
                                            $      4,275        $        2,243    $        6,278
                                            ======================================================


                              Matrix Bancorp, Inc.

A reconciliation of the provision for income taxes with the expected income taxes based on the statutory federal income tax rate follows:

                                                           Year ended December 31
                                                   2001              2000             1999
                                            ------------------------------------------------------
                                                                (In thousands)

Expected income tax provision               $       4,470       $   2,210         $   5,799
Effect of federal tax brackets                          -               -                52
State income taxes                                    545             343               827
Other                                                (740)           (310)             (400)
                                            ------------------------------------------------------
Provision for income taxes                  $       4,275       $   2,243         $   6,278
                                            ======================================================


Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes shown below.

                                                                          December 31
                                                                     2001             2000
                                                              ------------------------------------
                                                                        (In thousands)

Deferred tax assets:
   Allowance for loan and valuation losses                    $          6,614    $        5,400
   Discounts and premiums                                                   71                71
   Deferred fees                                                         1,352             1,141
   Delinquent interest                                                     552               413
   Net operating loss carry-forwards                                     1,574                 -
   Other                                                                    24               197
                                                              ------------------------------------
Total deferred tax assets                                               10,187             7,222

Deferred tax liabilities:
   Loss on sale of loans                                        $      (14,711)  $        (2,773)
   Amortization of mortgage servicing rights                            (4,351)           (3,178)
   Gain on sale of building                                             (1,377)                -
   Depreciation                                                           (834)             (354)
                                                              ------------------------------------
Total deferred tax liabilities                                         (21,273)           (6,305)
                                                              ------------------------------------
Net deferred tax (liability) asset                              $      (11,086)   $          917
                                                              ====================================

The net deferred tax liability is recorded on the accompanying consolidated balance sheet in income taxes payable. The current income tax receivable of $7,445,000 as of December 31, 2001 is recorded in other receivables.

                              Matrix Bancorp, Inc.

There is no recorded valuation allowance for deferred tax assets as of December 31, 2001 or 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, and does not believe that a valuation allowance is necessary. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

The net operating loss carry-forward of $2,658,000 at December 31, 2001 expires in 2021.

12. Regulatory

The Company is a unitary thrift holding company and, as such, is subject to the regulation, examination and supervision of the Office of Thrift Supervision
(OTS).

Matrix Bank is also subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Matrix Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Matrix Bank must meet specific capital guidelines that involve quantitative measures of Matrix Bank's assets, liabilities and certain off-balance sheet commitments as calculated under regulatory accounting practices. Matrix Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Matrix Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to total assets (as defined). Management believes, as of December 31, 2001 and 2000, that Matrix Bank met all applicable capital adequacy requirements.

                              Matrix Bancorp, Inc.

As of December 31, 2001, the most recent notification from the OTS categorized Matrix Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Matrix Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institution's category.

                                                                                    To Be Well Capitalized
                                                                 For Capital       Under Prompt Corrective
                                          Actual              Adequacy Purposes       Action Provisions
                                 ---------------------------------------------------------------------------
                                    Amount       Ratio       Amount       Ratio       Amount      Ratio
                                 ---------------------------------------------------------------------------
                                                             (Dollars in thousands)

As of December 31, 2001
   Total Capital
     (to Risk Weighted Assets)    $   106,310      11.7%    $  72,418      8.0%      $   90,522     10.0%
   Core Capital
     (to Adjusted Tangible Assets)    99,949        6.5        61,671      4.0           77,089      5.0
   Tier Capital
     (to Risk Weighted Assets)        99,949       11.0           N/A                    54,313      6.0
As of December 31, 2000
   Total Capital
     (to Risk Weighted Assets)     $ 100,091       12.2%    $  65,387      8.0%      $   81,734     10.0%
   Core Capital
     (to Adjusted Tangible Assets)    94,289        7.0        53,694      4.0           67,117      5.0
   Tier Capital
     (to Risk Weighted Assets)        94,289       11.5           N/A                    49,041      6.0


The various federal banking statutes to which Matrix Bank is subject also include other limitations regarding the nature of the transactions in which it can engage or assets it may hold or liabilities it may incur.

Matrix Bank is required to maintain vault cash or balances with the Federal Reserve Bank of Dallas in a noninterest-earning account based on a percentage of deposit liabilities. Such balances averaged $11,420,000 and $13,168,000 in 2001 and 2000, respectively.

As a wholly owned subsidiary of Matrix Bank, Matrix Financial is subject to OTS regulation. In addition, Matrix Financial is also subject to examination by various regulatory agencies involved in the mortgage banking industry. Each regulatory agency requires the maintenance of a certain amount of net worth, the most restrictive of which required $4,020,000 at December 31, 2001 and $4,566,000 at December 31, 2000. At December 31, 2001 and 2000, Matrix Financial was in compliance with these regulatory requirements.


First Matrix, headquartered in Denver, Colorado, a wholly owned subsidiary of Matrix Capital Markets, is a broker-dealer registered with the Securities and Exchange Commission (SEC) under rule 15c3-3(k)(2)(ii). First Matrix is subject to the SEC's Net Capital Rule which requires the maintenance of minimum net

                              Matrix Bancorp, Inc.

capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2001, First Matrix had net capital of $408,000 which was $395,000 in excess of its required net capital of $13,000. First Matrix's net capital ratio was 0.46 to 1.

Sterling, a Texas trust company, is generally required to maintain minimum restricted capital of at least $1,000,000, and may be required to maintain additional capital if the Texas Banking Commissioner determines that it is necessary to protect the safety and soundness of Sterling. At December 31, 2001, Sterling was out of compliance with capital requirements under Texas law. Subsequent to year end, the Company contributed $900,000 to Sterling to meet minimum capital requirements.

13. Shareholders' Equity

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

The 1996 Stock Option Plan authorized the granting of incentive stock options (Incentive Options) and nonqualified stock options (Nonqualified Options) to purchase common stock to eligible persons. The 1996 Stock Option Plan is currently administered by the compensation committee (administrator) of the board of directors. The 1996 Stock Option Plan provides for adjustments to the number of shares and to the exercise price of outstanding options in the event of a declaration of stock dividend or any recapitalization resulting in a stock split, combination or exchange of shares of common stock.


No Incentive Option may be granted with an exercise price per share less than the fair market value of the common stock at the date of grant. The Nonqualified Options may be granted with any exercise price determined by the administrator of the 1996 Stock Option Plan. To date, all grant prices have equaled the market price of the underlying stock on the date of the grant. The expiration date of

                              Matrix Bancorp, Inc.

an option is determined by the administrator at the time of the grant, but in no event may an option be exercisable after the expiration of ten years from the date of grant of the option. All options granted to-date have been nonqualified.

The 1996 Stock Option Plan further provides that, in most instances, an option must be exercised by the optionee within 30 days after the termination of the consulting contract between such consultant and the Company or termination of the optionee's employment with the Company, as the case may be, if and to the extent such option was exercisable on the date of such termination. To date, no options have been granted to consultants.

Pro forma information regarding net income and earnings per share is required by Statement No. 123, Accounting for Stock-Based Compensation, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 5.0 percent, 5.1 percent and 5.4 percent; a dividend yield of zero percent; volatility factors of the expected market price of the Company's common stock of 0.57, 0.63 and 0.56; and a weighted-average expected life of the option of four years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                              Matrix Bancorp, Inc.



                                                                    Year ended December 31
                                                            2001             2000              1999
                                                     ------------------------------------------------------
                                                            (Dollars in thousands except share data)

Pro forma net income                                   $        8,205    $        3,980   $       10,462
Pro forma earnings per share:
   Basic                                                         1.26              0.59             1.55
   Diluted                                                       1.25              0.59             1.53

A summary of the Company's stock option activity and related information is as follows:

                                                         Year ended December 31
                                        2001                     2000                      1999
                             ------------------------------------------------------------------------------
                                            Weighted                 Weighted                  Weighted
                                            Average                   Average                  Average
                                            Exercise                 Exercise                  Exercise
                               Options       Price       Options       Price      Options       Price
                             ------------------------------------------------------------------------------

Outstanding, beginning of
   year                          496,700   $    10.54      431,600   $    11.07     387,700   $     10.90
Granted                          250,000         9.32       95,000         7.65      55,500         12.34
Exercised                        (16,250)        8.55         (500)       10.00      (6,100)        12.36
Forfeited                       (118,625)       11.09      (29,400)       10.77      (5,500)        12.32
                             -------------             -------------            -------------
Outstanding, end of year         611,825         9.99      496,700        10.54     431,600         11.07
                             =============             =============            =============

Exercisable end of year          306,683        10.34      286,500        10.34     226,150          9.70

Weighted average fair value
   of options granted during
   the year                    $    5.79                 $    4.86                $    7.68
                             =============             =============            =============

                              Matrix Bancorp, Inc.

Options outstanding at December 31, 2001, have exercise prices ranging from $5.13 to $26.50 per share as outlined in the following table:



                        Number of           Weighted       Weighted Average     Number of          Weighted
   Range of              Options        Average Exercise      Remaining          Options        Average Exercise
Exercise Prices        Outstanding       Price Per Share   Contractual Life     Exercisable      Price Per Share
----------------------------------------------------------------------------------------------------------------

  $       5.13              79,500    $        5.13          3.00                79,500          $      5.13
          7.00 - 7.88        7,500             7.29          9.50                    --                   --
          8.00 - 8.69      127,375             8.54          8.70                17,213                 8.32
          9.15 - 9.86      140,000             9.67          9.69                    --                   --
         10.00 - 10.37     107,900            10.03          5.33               100,400                10.02
         11.50 - 13.88      64,800            12.40          6.51                41,020                12.46
         14.25 - 17.25      81,750            15.13          5.58                65,550                15.12
         26.50               3,000            26.50          6.33                 3,000                26.50
                  ----------------------------------------------------------------------------------------------
                           611,825    $       10.54          6.68               306,683          $     10.34
                  ==============================================================================================

Employee Stock Purchase Plan

In September 1996, the board of directors and shareholders adopted an Employee Stock Purchase Plan (Purchase Plan) and authorized 125,000 shares of common stock (ESPP Shares) for issuance thereunder. The Purchase Plan became effective upon consummation of the initial public offering. The price at which ESPP Shares are sold under the Purchase Plan is 85 percent of the lower of the fair market value per share of common stock on the enrollment or the purchase date. In May 2000, the authorized number of shares available for issuance under the Purchase Plan was increased to 250,000 shares. As of December 31, 2001, there were 115,602 ESPP Shares available for future issuance.

14. Commitments, Contingencies and Related Party Transactions

Leases

The Company leases office space and certain equipment under noncancelable operating leases. Annual amounts due under the office and equipment leases as of December 31, 2001, are approximately as follows:

                                                    (In thousands)

2002                                           $          2,548
2003                                                      2,555
2004                                                      2,173
2005                                                      2,134
2006                                                      1,784
Thereafter                                                3,700
                                               ------------------
                                               $         14,894
                                               ==================

                              Matrix Bancorp, Inc.

Total  rent  expense  aggregated   approximately   $3,011,000,   $2,319,000  and
$1,327,000 for the years ended December 31, 2001, 2000 and 1999, respectively, and is recorded in occupancy and equipment expense.

Off-Balance Sheet Risk

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

Commercial credit off-balance sheet instruments are agreements to lend to, or provide credit guarantee for, a customer as long as there is no violation of any condition established in the contract. Such instruments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Because many of these instruments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis, and the amount of collateral or other security obtained is based on management's credit evaluation of the customer.

As of December 31, 2001 and 2000, the Company had commercial credit off-balance sheet instruments of $40,501,000 and $27,905,000, respectively.

Matrix Bancorp, Inc. has guaranteed, with 50% recourse to the joint venture partner, the indebtedness of Matrix Settlement and Clearance Services to U.S Bank, N.A., in an amount of no greater than $3,000,000. There was no balance outstanding at Matrix Settlement and Clearance Services on such indebtedness at December 31, 2001.

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

                              Matrix Bancorp, Inc.

The Company uses derivative instruments primarily to protect against the risk of changes in the price or interest rate movements on the value of certain assets and liabilities. Derivative instruments represent contracts between parties that usually require no initial net investment and result on one party delivering cash or another type of asset to the other party based on a notional amount and underlying as specified in the contract. A notional amount represents the number of units of a specific item, such as currency units. An underlying represents a variable, such as an interest rate, security price or price index. The amount of cash or other asset delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying. Derivatives are also implicit in certain contracts and commitments.

The Company's primary use of derivative instruments is in connection with its mortgage loan origination activities. Management uses derivative instruments to protect against the risk of changes in fair value caused by changes in market interest rates of originated mortgage loans and a portion of the mortgage loans that are not yet closed but for which the interest rate has been established. These instruments primarily include best effort commitments and mandatory commitments. The nature and volume of the derivative instruments used to manage the risk of change in fair value of mortgage loan originations depends on the level of mortgage loans and commitments to originate mortgage loans on the consolidated balance sheet.

As discussed in Note 2, on January 1, 2001, the Company adopted SFAS 133, which requires all derivative instruments to be carried at fair value on the balance sheet. Prior to 2001, unrealized gains and losses on derivatives used for hedging purposes were generally not required to be reported in the financial statements. In order to reduce the earnings volatility that would result from having to recognize in earnings the fair value of certain derivative instruments used to hedge risks associated with financial instruments not carried at fair value, SFAS 133 provides special hedge accounting provisions. These provisions permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative. The Company usually designates derivative instruments used to manage interest rate risk into SFAS 133 hedge relationships with the specific assets or liabilities being hedged.

As with any financial instrument, derivative instruments have inherent risks. Market risk is the adverse effect a change in interest rates, currency, or implied volatility has on the value of a financial instrument. The Company manages market risk associated with derivative instruments by establishing and monitoring limits as to the amount of mortgage origination commitment coverage obtained.

                              Matrix Bancorp, Inc.

Credit risk is the risk that a counterparty to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by monitoring the size and maturity structure of the derivative portfolio and applying uniform credit standards maintained for all activities with credit risk.

During 2001, the Company used best effort and mandatory commitments to hedge the change in fair value of mortgage loans and commitments to originate mortgage loans. At December 31, 2001, the Company had $155,023,000 of commitments to originate mortgage loans and $492,613,000 of funded loans, respectively, hedged with mandatory forward commitments of $434,336,000 and best effort forward commitments of $96,162,000. These commitments mature within 90 days of December 31, 2001. At December 31, 2000, the Company had $109,490,000 and $132,000,000 in
commitments to originate mortgage loans and funded loans, respectively, offset with mandatory forward commitments of $70,730,000 and best effort forward commitments of $121,950,000. The fair value of the derivatives of $2,460,000 is recorded in other assets and is offset by a decline in the fair value of the mortgage loans of $2,435,000; the difference representing the ineffective portion of the hedge of $25,000, which was recorded as a charge to loan origination income in 2001.

Risk Management Activities for MSRs

Ownership of MSRs exposes the Company to impairment of the value of MSRs in certain interest rate environments. The incidence of prepayment of a mortgage loan increases during periods of declining interest rates as the homeowner seeks to refinance the loan to a lower interest rate. If the level of prepayment on segments of the Company's mortgage servicing portfolio achieves a level higher than projected by the Company for an extended period of time, then an impairment in the associated basis in the MSRs may occur. In 2001, the Company implemented a strategy to mitigate this risk of retaining a portion of originated servicing as management believes that retaining servicing that was generated in the lower interest rate environment will incur less prepayment risk. This strategy is combined with the continued strategy of attempting to acquire mortgage servicing rights on loans which tend to be more seasoned, lower balance loans.

At December 31, 2000, the Company used a program of exchange-traded futures and options to hedge approximately 6.4% of its mortgage servicing portfolio. Due to the cost of the requirements that must be met to achieve hedge accounting under SFAS 133 for mortgage servicing rights the Company did not attempt to qualify for hedge accounting and effective March 31, 2001 the Company sold, repurchased or allowed to mature all derivative instruments recorded on the books associated with mortgage servicing.

                              Matrix Bancorp, Inc.

Contingencies

The Company and its subsidiaries are parties to various litigation matters, in most cases, involving ordinary and routine claims incidental to the business of the Company. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Company's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made as of December 31, 2001, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial condition, results of operations or cash flows of the Company.

In early 1999, Matrix Bancorp and Matrix Bank instituted an arbitration action with the American Arbitration Association in Phoenix, Arizona against Fidelity National Financial, Inc. The arbitration action arose out of an alleged breach by Fidelity of a Merger Termination Agreement entered into between Matrix Bancorp and Fidelity in connection with the termination of their proposed merger. The arbitration panel has ruled that the entire Merger Termination Agreement was unenforceable. Matrix Bancorp and Matrix Bank filed an appeal of the arbitration panel's decision in federal district court in Phoenix, Arizona, which has been denied. In October 2001, Fidelity initiated a second arbitration to determine the validity of a release given in connection with the Merger Termination Agreement. Matrix Bancorp and Matrix Bank contest that the releases are valid and, in the alternative, have filed a counterclaim against Fidelity demanding restitutional damages for the value of the releases if they are determined valid .

Sterling Trust has been named a defendant in an action that was tried in Tarrant County, Texas, district court in the spring of 2000. The jury returned a verdict adverse to Sterling Trust with respect to two of twelve theories of liability posed by the plaintiffs, and the court has signed a judgment for certain of the plaintiffs in the amount of approximately $6,400,000. Sterling Trust has filed an appeal of this judgment and believes it has meritorious points of appeal. It intends to vigorously prosecute the appeal of this action. The ultimate resolution of this appeal, which is expected to occur in mid-2002, could result in a loss of up to $6,400,000 plus post-judgment interest and additional attorneys' fees. The ultimate legal and financial liability, if any, of the Company cannot be estimated with certainty at this time.

Related to the matter described in the previous paragraph, Sterling Trust and several officers have been named defendants in an action in which the plaintiffs have asserted various theories of liability, including control person theories of liability under the Texas Securities Act and fraudulent transfer theories of

                              Matrix Bancorp, Inc.

liability, to seek to impose liability on the defendants for the judgment described above. The parties have agreed to abate this action pending the outcome of the appeal mentioned in the previous paragraph. The defendants believe they have adequate defenses and intend to vigorously defend this action. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

Sterling Trust was named a defendant in an action in the Superior Court of the State of California for the County of Los Angeles. The plaintiffs in this action sought to certify a class action on behalf of all persons and entities that invested in promissory notes issued by Personal Choice Opportunities. The plaintiffs alleged, among other things, that Sterling Trust, as custodian of the plaintiffs' self-directed IRAs, breached its fiduciary duty and was negligent. In January 2002, this matter was settled. The settlement requires no payment from Sterling other than the $5,000 retention amount pursuant to the terms of the Company's insurance policy. The remainder of the settlement consideration is to be paid the by Company's insurer. The settlement is subject to, among other things, approval of the settlement by the Court and negotiation and execution of appropriate releases between Sterling Trust and its insurer. If these conditions are met, the case will be dismissed with prejudice.

Sterling Trust was named a defendant in several putative class action lawsuits instituted in November 2000 by one law firm in Pennsylvania. All of such lawsuits were originally filed in the United States District Court for the Western District of Pennsylvania. On April 26, 2001, the District Court for the Western District of Pennsylvania ordered that all of such cases, except as discussed below, be transferred to the United States District Court for the Western District of Texas so that Sterling Trust could properly present its motion to compel arbitration. Sterling Trust filed separate motions to compel arbitration in these actions, all of which were granted. Each of the six plaintiffs timely filed arbitration demands with the American Arbitration Association. The demands seek damages and allege Sterling Trust breached fiduciary duties and was negligent in administering each claimant's self-directed individual retirement accounting holding a nine-month promissory note. Sterling Trust believes it has meritorious defenses and is defending the matters vigorously.

With respect to one of these actions, Sterling Trust filed a motion to dismiss because it can find no evidence that the named plaintiff in the case ever had accounts with Sterling Trust. On December 7, 2001, the Court stayed Sterling Trust's motion to dismiss and granted the named plaintiff thirty days to file an amended petition adding a Sterling Trust accountholder as a nominal plaintiff. The named plaintiff filed an amended petition within the 30-day period,

                              Matrix Bancorp, Inc.

however, he did not add any additional plaintiffs. On February 5, 2002, the court granted Sterling Trust's motion to dismiss the case.

In addition to the other litigation matters described above, Sterling Trust has been the subject of numerous lawsuits and arbitration proceedings in which customers and, in some cases, persons who are not customers allege various theories of liability against Sterling Trust for losses suffered by these claimants in connection with their failed investments in several enterprises. To the extent that Sterling Trust has had any relationship with any of such claimants, it has been solely as custodian of such claimant's self-directed IRAs pursuant to contracts that specify the limited nature of Sterling Trust's obligations. The Company believes Sterling Trust has in each case acted in accordance with its obligations under the contracts and/or as otherwise imposed by law. The Company further believes that the ultimate outcome of each of these cases will not be material to the consolidated financial statements of the Company; but, there can be no assurances that there will not be an adverse outcome in any one or more of these cases or that any such adverse outcome will not have a material adverse effect on the consolidated financial statements of the Company.

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

Various third parties have instituted lawsuits, adversary proceedings or competing bankruptcy claims against Matrix Bank claiming an equitable interest in approximately eighteen of the Purchased Loans (approximately $2.1 million in original principal amount). These third parties consist primarily of title companies, closing attorneys and other closing agents that provided settlement funds in connection with the funding of a borrower's mortgage loan, in many cases, we believe in violation of various "good funds" laws, which typically require a closing agent to wait for receipt of "good funds" prior to disbursement of settlement funds on the origination of a loan. After providing settlement funds, these closing agents discovered that Island Mortgage had either provided company checks with insufficient funds or had inappropriately placed a stop payment on the checks. To date, Matrix Bank has fully resolved one claim and has reached tentative agreements to settle claims asserted against five others upon terms satisfactory to Matrix Bank.

                              Matrix Bancorp, Inc.

Additionally, certain parties in the chain of title to property securing approximately $2.7 million of loans, including sellers and prior lien holders, are seeking to void or rescind their transactions on the theory that they never received consideration. Matrix Bank has reached tentative agreement to settle claims arising from thirteen of these Purchased Loans upon terms satisfactory to Matrix Bank and is awaiting approval of the Bankruptcy Court.

The trustee for the customer mentioned above has received an order from the Bankruptcy Court finding that the Purchased Loans are a part of the estate of the customer. Nevertheless, the trustee and the Company have reached an agreement, in principle, whereby the trustee will release all of its right in and to the Purchased Loans if the trustee, after performance of a "due diligence" review determines that the Company owns the Purchased Loans or, would otherwise have a perfected security interest in the Purchased Loans. The Company believes it can adequately demonstrate to the trustee that it is the owner of the Purchased Loans, or otherwise has a perfected security interest in the Purchased Loans. The Company intends to vigorously defend its position in this matter. The ultimate legal and financial liability of the Company, if any, in this bankruptcy cannot be estimated with certainty at this time.

Related Party Transactions

At December 31, 2001, the Company had an unsecured loan receivable from an executive officer of $80,000, which bears interest at prime and is renewable at the Company's option.

From time to time, Matrix Financial has originated mortgage loans to various employees, including executive officers of the Company. These mortgage loans generally are sold to third party investors on a servicing released basis within 30 to 60 days after closing, and are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 2001, the Company had approximately $874,000 of closed mortgage loans, and approximately $830,000 of commitments for mortgage loans to related parties.

                              Matrix Bancorp, Inc.

15. Defined Contribution Plan

The Company has a 401(k) defined contribution plan (Plan) covering all employees who have elected to participate in the Plan. Each participant may make pretax contributions to the Plan up to 15 percent of such participant's earnings with a maximum of $10,500 in 2001. The Company makes a matching contribution of 25 percent of the participant's total contribution. Matching contributions made by the Company vest over six years. The cost of the plan approximated $324,000, $261,000 and $211,000 during the years ended December 31, 2001, 2000 and 1999, respectively, and was recorded in compensation and employee benefits expense in the consolidated statements of income.

16. Fair Value of Financial Instruments

The carrying amounts and estimated fair value of financial instruments are as follows:

                                                                 December 31
                                                       2001                      2000
                                            ------------------------------------------------------
                                                           Estimated                  Estimated
                                              Carrying       Fair        Carrying       Fair
                                               Amount        Value        Amount        Value
                                            ------------------------------------------------------
                                                               (In thousands)
Financial assets:
   Cash and cash equivalents                  $   84,460   $   84,460   $   53,170    $   53,170
   Mortgage-backed and SBA securities              6,963        6,963       66,616        66,616
   Loans held for sale, net                    1,157,989    1,161,381      942,496       948,069
   Loans held for investment, net                191,161      191,661      173,525       174,581
   FHLB stock                                     18,181       18,181       27,814        27,814
Financial liabilities:
   Deposits                                      866,235      869,215      602,669       604,423
   Custodial escrow balances                     129,665      129,665       77,647        77,647
   Payable for purchase of MSRs                    4,738        4,738       12,666        12,666
   FHLB borrowings                               303,361      309,931      519,433       521,194
   Borrowed money and guaranteed preferred
     beneficial interests                        222,032      222,032      124,503       119,253


The following methods and assumptions were used by the Company in estimating the fair value of the financial instruments:

The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents, mortgage-backed and SBA securities, FHLB stock, payable for purchase of MSRs and certain components of borrowed money approximate those assets' and liabilities' fair values.

                              Matrix Bancorp, Inc.

The fair values of loans are based on quoted market prices where available or outstanding commitments from reputable investors. If quoted market prices are not available, fair values are based on quoted market prices of similar loans sold in securitization transactions, adjusted for differences in loan characteristics. The value of derivative financial instruments used to hedge the loan portfolio is included in the carrying amount and fair value of the loans.

The fair value disclosed for FHLB borrowings is estimated using a discounted cash flow calculation that applies interest rates currently being offered on FHLB borrowings. The fair value for the remainder of borrowed money, which includes the Company's 11.50 percent senior notes and guaranteed preferred beneficial interests, is based on over the counter (OTC) market prices.

The fair value disclosed for demand deposits (e.g., interest and noninterest checking, savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected periodic maturities on time deposits. The component commonly referred to as deposit base intangible, was not estimated at December 31, 2001 and 2000, and is not considered in the fair value amount. The fair value disclosed for custodial escrow balances liabilities (noninterest checking) is, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).

17. Parent Company Condensed Financial Information

Condensed financial information of Matrix Bancorp, Inc. (Parent) is as follows:

                                                                          December 31
                                                                     2001             2000
                                                              ------------------------------------
                                                                        (In thousands)

Condensed Balance Sheets
Assets:
   Cash                                                         $          155      $          -
   Loans receivable                                                      3,500                 -
   Other receivables                                                         9               279
   Premises and equipment, net                                           1,139               989
   Other assets                                                          3,168             2,489
   Investment in and advances to subsidiaries                          151,755           123,755
                                                              ------------------------------------
Total assets                                                    $     159,726       $    127,512
                                                              ====================================

Liabilities and shareholders' equity:
   Borrowed money and guaranteed preferred beneficial
     interests (a)                                             $       81,527       $     55,714
   Other liabilities                                                    6,887              7,775
                                                              ------------------------------------
Total liabilities                                                      88,414             63,489
Shareholders' equity:
   Common stock                                                             1                  1
   Treasury shares                                                          -             (1,775)
   Additional paid-in capital                                          20,800             23,004
   Retained earnings                                                   50,511             42,793
                                                              ------------------------------------
Total shareholders' equity                                             71,312             64,023
                                                              ------------------------------------
Total liabilities and shareholders' equity                     $      159,726       $    127,512
                                                              ====================================


                              Matrix Bancorp, Inc.

(a) The Parent's debt is set forth in a table following the condensed statements of cash flows. The Parent also guarantees the revolving warehouse loan agreement and the financing related to charter schools. See Note 9 for additional information regarding the debt.

                                                           Year ended December 31
                                                   2001              2000             1999
                                            ------------------------------------------------------
                                                               (In thousands)


Condensed Statements of Income
Income:
   Interest income on intercompany advances     $      2,395         $   2,202        $    1,257
   Other                                               1,230             1,362               616
                                            ------------------------------------------------------
Total income                                           3,625             3,564             1,873

Expenses:
   Compensation and employee benefits                  3,529             3,686             2,628
   Occupancy and equipment                               748               674               718
   Interest on borrowed money                          8,511             6,923             5,521
   Professional fees                                     437               510               400
   Other general and administrative                    2,553             2,209             1,948
                                            ------------------------------------------------------
Total expenses                                        15,778            14,002            11,215
                                            ------------------------------------------------------

Loss before income taxes and equity income
   of subsidiaries                                   (12,153)          (10,438)           (9,342)
Income taxes (b)                                           -                 -                 -
                                            ------------------------------------------------------
Loss before equity income of subsidiaries            (12,153)          (10,438)           (9,342)
Equity income of subsidiaries                         20,665            14,696            20,121
                                            ------------------------------------------------------
Net income                                   $         8,512    $        4,258    $       10,779
                                            ======================================================

                              Matrix Bancorp, Inc.

(b) The Company's tax-sharing agreement with its subsidiaries provides that the subsidiaries will pay the Parent an amount equal to its individual current income tax provision calculated on the basis of the subsidiary filing a separate return. In the event a subsidiary incurs a net operating loss in future periods, the subsidiary will be paid an amount equal to the current income tax refund the subsidiary would be due as a result of carry-back of such loss, calculated on the basis of the subsidiary filing a separate return. Accordingly, the Parent's condensed statements of income do not include any income tax benefit for the current losses.

                                                             Year ended December 31
                                                     2001             2000              1999
                                              ------------------------------------------------------
                                                                 (In thousands)

Condensed Statements of Cash Flows
   Operating activities:
   Net income                                   $        8,512    $        4,258   $       10,779
   Adjustments to reconcile net income
    to net cash provided (used) by operating
     activities:
       Equity income of subsidiaries                   (20,665)          (14,696)         (20,121)
       Dividend from subsidiaries                       11,996             6,509           11,468
       Depreciation and amortization                       703               621              763
       Unrealized gain (loss) on securities
         available for sale                               (794)              819                -
       Gain on sale of building                              -              (823)               -
       Increase     (decrease)     in    other            (888)            3,800            2,556
         liabilities
       Decrease (increase) in other
         receivables and other assets                   (3,133)            1,459           (1,754)
                                              ------------------------------------------------------
Net cash (used) provided by operating
   activities                                           (4,269)            1,947            3,691

Investing activities:
   Purchases of premises and equipment                    (606)             (457)            (221)
   Proceeds from sale of building                            -             2,191                -
   Investment in and advances to subsidiaries          (19,331)            1,722          (19,846)
                                              ------------------------------------------------------
Net cash (used) provided by investing
   activities                                          (19,937)            3,456          (20,067)

Financing activities:
   Repayments of notes payable and revolving
     line of credit                                    (49,437)          (39,554)         (30,007)
   Proceeds from notes payable and revolving
     line of credit                                     43,250            35,700           19,800
   Shares repurchased                                     (746)           (1,775)               -
   Proceeds from junior subordinated                                           -           26,063
     debentures                                         30,977
   Proceeds from issuance of common stock                  317               224              364
                                              ------------------------------------------------------
Net cash provided (used) by financing
   activities                                           24,361            (5,405)          16,220
                                              ------------------------------------------------------
Increase (decrease) in cash                                155                (2)            (156)
Cash at beginning of year                                    -                 2              158
                                              ------------------------------------------------------
Cash at end of year                             $          155    $            -   $            2
                                              ======================================================

Parent Company Debt is set forth below:

                                                                           December
                                                                     2001             2000
                                                              ------------------------------------
                                                                        (In thousands)

Senior notes                                                   $        10,455    $       20,000
Bank stock loan                                                          8,572             8,214
                                                              ------------------------------------
Total term notes                                                        19,027            28,214
Bank stock revolving line of credit                                      3,000                 -
Guaranteed preferred beneficial interests                               59,500            27,500
                                                              ------------------------------------
Total debt                                                     $       81,527     $       55,714
                                                              ====================================

                              Matrix Bancorp, Inc.

As of December 31, 2001, the maturities of term notes payable are as follows:

                                                         (In thousands)

2002                                                      $    4,428
2003                                                           7,144
2004                                                          10,455
Thereafter                                                    59,500
                                                       ------------------
                                                          $   81,527
                                                       ==================


18. Selected Quarterly Financial Data (Unaudited)

                                                                2001
                                    ----------------------------------------------------------------
                                        Fourth          Third           Second          First
                                        Quarter        Quarter         Quarter         Quarter
                                    ----------------------------------------------------------------
                                                  (In thousands except share data)

Operations
Net interest income before
   provision for loan and valuation
   losses                             $      11,378     $    9,335      $   11,133      $    8,664
Provision for loan and valuation
   losses                                       829            648             526             977
Noninterest income                           28,678         22,500          21,951          18,577
Noninterest expense                          32,669         30,415          30,006          22,809
                                    ----------------------------------------------------------------
Income before income taxes                    6,558            772           2,552           3,455
Provision for income taxes                    2,250            144             924           1,147
Less cumulative effect of a change
   in accounting principle, net of
   tax benefit                                  -               -               -             360
                                    ----------------------------------------------------------------
Net income                            $       4,308     $      628      $    1,628      $   1,948
                                    ================================================================

Net Income per Share Data
Basic before accounting change        $        0.66     $     0.10      $     0.25      $    0.35
Cumulative effect of a change in
   accounting principle                         -               -               -            0.05
                                    ----------------------------------------------------------------
Basic                                 $        0.66     $     0.10      $     0.25      $    0.30
                                    ================================================================
Diluted before accounting change               0.66           0.10            0.25           0.34
Cumulative effect of a change in
   accounting principle                         -               -               -            0.05
                                    ----------------------------------------------------------------
Diluted                               $        0.66     $     0.10      $     0.25      $    0.29
                                    ================================================================

                              Matrix Bancorp, Inc.

             Notes to Consolidated Financial Statements (continued)


                                                                2001
                                    ----------------------------------------------------------------
                                        Fourth          Third           Second          First
                                        Quarter        Quarter         Quarter         Quarter
                                    ----------------------------------------------------------------
                                                  (In thousands except share data)

Balance Sheet
Total assets                        $     1,637,000   $  1,530,000    $  1,685,000    $  1,692,000
Total loans, net                          1,349,000      1,256,000       1,387,000       1,455,000
Shareholders' equity                         71,000         67,000          66,000          65,000




                                                                 2000
                                    ----------------------------------------------------------------
                                        Fourth          Third           Second          First
                                        Quarter        Quarter         Quarter         Quarter
                                    ----------------------------------------------------------------
                                    ----------------------------------------------------------------
                        (In thousands except share data)
Operations
Net interest income after provision
   for loan and valuation losses      $       7,084  $       6,191   $       6,242   $       6,033
Noninterest income                           14,971         15,340          14,705          13,440
Noninterest expense                          20,234         19,849          20,462          16,960
                                    ----------------------------------------------------------------
Income before income taxes                    1,821          1,682             485           2,513
Income taxes                                    513            615             151             964
                                    ----------------------------------------------------------------
Net income                            $       1,308  $       1,067   $         334   $       1,549
                                    ================================================================

Net Income per Share Data
Basic                                 $        0.20  $        0.16   $        0.05   $        0.23
                                    ================================================================
Diluted                               $        0.20  $        0.16   $        0.05   $        0.23
                                    ================================================================

Balance Sheet
Total assets                          $   1,419,000  $   1,368,000   $   1,294,000   $   1,303,000
Total loans, net                          1,116,000      1,086,000       1,074,000       1,088,000
Shareholders' equity                         64,000         64,000          63,000          62,000


19. Transactions with Harbor Financial Mortgage Corporation

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

                              Matrix Bancorp, Inc.

In October 1999, Harbor filed for bankruptcy. Subsequent to the bankruptcy there were several lawsuits filed by and against the Company and third parties, generally surrounding the ownership and competing interest in certain of the Harbor assets that the Company had acquired. In August 2000, the Company entered into a global settlement with all of the third parties. As part of the settlement, the Company acquired additional assets from the Harbor estate and was required to make settlement payments. Related to the settlement, curtailments and legal expenses, the Company expensed approximately $2,800,000, the majority of which was recorded in other general and administrative expense in the consolidated statement of income for the year ended December 31, 2000.

The most significant assets which remain from the Harbor transactions are the nonperforming FHA/VA loans with a balance of $45,062,000 at December 31, 2001. Because the principal and interest is largely insured or guaranteed by the federal government at a stated debenture rate, the Company continues to accrue interest on the loans. However, both the interest and advances made on the loans are subject to certain curtailments. The interest and advances are analyzed quarterly by the Company for collectibility.

20. Transactions with Island Mortgage Network

In 2000 and 1999, the Company provided Island Mortgage Network (Island), a New York mortgage banking entity, with a purchase/repurchase facility under which the Company purchased residential mortgage loans from Island, with Island having the right or obligation to repurchase such mortgage loans within a specified period of time. In June 2000, Island breached terms of its agreement with the Company and, in July 2000, Island filed for bankruptcy. At the time of the bankruptcy, the Company had approximately $12,400,000 of loans that it had acquired from Island. At December 31, 2001, relating to $2,100,000 of the loans, there have been lawsuits initiated by third parties alleging a competing interest in the loans. With respect to an additional $2,700,000 of loans, the Company believes that the loans were never closed with good funds. As of December 31, 2001, the Company had $10,100,000 of loans and receivables originated by Island. The Company has an allowance for loan losses for these loans of approximately $2,900,000 and $2,600,000 as of December 31, 2001 and 2000, respectively.

21. Segments of the Company and Related Information

The Company has four reportable segments under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information: a traditional banking subsidiary, a mortgage banking subsidiary, a servicing brokerage and consulting subsidiary and a school services subsidiary. The traditional banking subsidiary provides deposit and lending services to its customers and also makes investments in residential mortgage loans. The mortgage banking subsidiary originates residential mortgage loans through its wholesale loan origination offices, as well as acquires residential MSRs and services the mortgage loans underlying those MSRs. The servicing brokerage subsidiary offers brokerage and consulting services for residential MSRs. The school services subsidiary provides outsourced business and consulting services, as well as financing to charter schools. The remaining subsidiaries are included in the "all other" category for purposes of Statement No. 131 disclosures and consist of the Company's trust operations, real estate disposition services, a broker-dealer and the Parent company operations.

                              Matrix Bancorp, Inc.

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


For the years ended December 31:

                                                       Servicing
                                                       Brokerage
                           Traditional    Mortgage        and         School
                             Banking       Banking    Consulting     Services    All Others      Total
                          ---------------------------------------------------------------------------------
                                                           (In thousands)

2001
Revenues from external
   customers:
     Interest income        $   67,752    $   30,602       $    -   $    6,854    $      189   $  105,397
     Noninterest income          9,651        62,177        4,126        7,252         8,500       91,706

Intersegment revenues           20,821         6,260          411            -         3,345       30,837

Interest expense                51,008        23,548           85        4,931       (14,685)      64,887

Depreciation/amortization          489        22,832          115          360         1,115       24,911

Segment income (loss)
   before income taxes          21,529         7,803       (1,293)      (1,177)      (13,525)      13,337

Segment assets (a)           1,420,812       669,165        5,659       78,027        47,255    2,220,918
2000
Revenues from external
   customers:
     Interest income        $   86,535    $    5,973   $        -   $    4,691    $      187   $   97,386
     Noninterest income          9,144        27,430        6,871        4,240        11,107       58,792

Intersegment revenues            3,620         5,746          220            -         2,233       11,819

Interest expense                47,978         8,296            7        4,413         6,907       67,601

Depreciation/amortization        2,447         8,469          155          269         1,094       12,434

Segment income (loss)
   before income taxes          17,170         2,209        1,431       (4,019)      (10,290)       6,501

Segment assets (a)           1,286,971       259,726        2,304       62,245        30,740    1,641,986
1999
Revenues from external
   customers:
     Interest income        $   66,057    $    4,433   $        -   $    3,249    $       11   $   73,750
     Noninterest income         13,903        24,779        9,662        2,813         9,203       60,360

Intersegment revenues              (68)        2,782          861            -         3,183        6,758

Interest expense                30,812         6,572            1        2,586         4,316       44,287

Depreciation/amortization        3,691        13,498          216          183           942       18,530

Segment income (loss)
   before income taxes          29,047        (4,529)       3,871       (1,895)       (9,437)      17,057

Segment assets (a)           1,138,650        93,252        1,803       37,640        29,446    1,300,791


                              Matrix Bancorp, Inc.

(a) See reconciliation to total consolidated assets in the following table.

                                                            2001             2000              1999
                                                     ------------------------------------------------------
                                                                        (In thousands)

Revenues for year ended December 31:
Interest income for reportable segments                $      105,208    $       97,199   $       73,739
Noninterest income for reportable segments                     83,206            47,685           51,157
Intersegment revenues for reportable segments                  27,492             9,586            3,575
Other revenues                                                 12,034            13,527           12,397
Elimination of intersegment revenues                          (30,837)          (11,819)          (6,758)
                                                     ------------------------------------------------------
Total consolidated revenues                            $      197,103    $      156,178   $      134,110
                                                     ======================================================

Income for year ended December 31:
Total profit for reportable segments                   $       26,862    $       16,791   $       26,494
Other loss                                                    (13,858)          (10,803)          (9,152)
Elimination of intersegment profit (loss)                         333               513             (285)
                                                     ------------------------------------------------------
Income before income taxes                             $       13,337    $        6,501   $       17,057
                                                     ======================================================

Assets as of December 31:
Total assets for reportable segments                   $    2,173,663    $    1,611,246   $    1,271,345
Other assets                                                   47,255            30,740           29,446
Elimination of intersegment receivables                      (563,277)         (215,998)         (16,689)
Other intersegment eliminations                               (10,854)           (7,193)            (356)
                                                     ------------------------------------------------------
Total consolidated assets                              $    1,646,787    $    1,418,795   $    1,283,746
                                                     ======================================================

Other significant items for the year
ended December 31:
Depreciation/amortization expense:
   Segment totals                                      $       23,796    $       11,340   $       17,588
   Intersegment adjustments                                     1,115             1,094              942
                                                     ------------------------------------------------------
Consolidated totals                                    $       24,911    $       12,434   $       18,530
                                                     ======================================================

Interest expense:
   Segment totals                                      $       79,572    $       60,694   $       39,971
   Intersegment adjustments                                   (14,685)            6,907            4,316
                                                     ------------------------------------------------------
Consolidated totals                                    $       64,887    $       67,601   $       44,287
                                                     ======================================================
