Form 10-Q
period 2002-03-31
MATRIX BANCORP INC
filed 2002-04-26
CIK 944725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on April 24, 2002 was 6,519,304 shares.

                                TABLE OF CONTENTS




                         PART I - Financial Information

    ITEM 1.       Financial Statements

                  Condensed Consolidated Balance Sheets
                        March 31, 2002 (unaudited) and December 31, 2001..................................3

                  Condensed Consolidated Statements of Income
                        Quarters ended March 31, 2002 and 2001 (unaudited)................................4

                  Condensed Consolidated Statements of Changes in Shareholders' Equity
                        Quarters ended March 31, 2002 and 2001 (unaudited)................................5

                  Condensed Consolidated Statements of Cash Flows
                        Quarters ended March 31, 2002 and 2001 (unaudited)................................6

                  Notes to Condensed Consolidated Financial Statements (unaudited)........................7

    ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.............................................................11

    ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk..............................19


                           PART II - Other Information



    ITEM 6.       Exhibits and Reports on Form 8-K........................................................19

    SIGNATURES............................................................................................20



                                         Part I - Financial Information

Item 1.   Financial Statements
                                              Matrix Bancorp, Inc.
                                     Condensed Consolidated Balance Sheets
                                            (Dollars in thousands)

                                                                                        March 31,           December 31,
                                                                                          2002                 2001
                                                                                  -------------------   ------------------
                                                                                         (unaudited)

Assets
Cash and cash equivalents........................................................$          46,216      $        52,501
Interest-earning deposits and federal funds sold.................................           93,091               31,959
Securities available for sale....................................................           11,825                6,963
Loans held for sale, net.........................................................        1,010,755            1,157,989
Loans held for investment, net...................................................          199,703              191,161
Mortgage servicing rights, net...................................................           86,701               78,712
Other receivables ...............................................................           56,902               71,239
Federal Home Loan Bank stock, at cost............................................           24,484               18,181
Premises and equipment, net......................................................           13,635               13,631
Other assets, net................................................................           26,915               24,451
                                                                                  ------------------     -------------------
Total assets.....................................................................$       1,570,227      $     1,646,787
                                                                                  ===================    ==================

Liabilities and shareholders' equity
Liabilities:
   Deposits......................................................................$         897,553      $       866,235
   Custodial escrow balances.....................................................          116,550              129,665
   Drafts payable................................................................           29,888               28,875
   Payable for purchase of mortgage servicing rights.............................            3,937                4,738
   Federal Home Loan Bank borrowings.............................................          282,342              303,361
   Borrowed money................................................................           74,356              162,532
   Guaranteed preferred beneficial interests.....................................           59,500               59,500
   Other liabilities and deferred income taxes payable...........................           31,284               19,434
   Income taxes payable..........................................................            2,192                1,135
                                                                                  -------------------    ------------------
Total liabilities................................................................        1,497,602            1,575,475
                                                                                  -------------------    ------------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $0.0001; authorized 5,000,000 shares; no shares
     outstanding.................................................................                -                    -
   Common stock, par value $0.0001; authorized 50,000,000 shares; issued
     6,519,304 shares and outstanding 6,453,244 at March 31, 2002; and issued
     and outstanding 6,518,604 shares at December 31, 2001.......................                1                    1
   Additional paid in capital....................................................           20,806               20,800
   Treasury shares, at cost, 66,060 shares at March 31, 2002.....................            (726)                    -
   Retained earnings.............................................................           52,524               50,486
   Accumulated other comprehensive income........................................               20                   25
                                                                                  -------------------    ------------------
Total shareholders' equity.......................................................           72,625               71,312
                                                                                  -------------------    ------------------
Total liabilities and shareholders' equity.......................................$       1,570,227      $     1,646,787
                                                                                  ===================    ==================

See accompanying notes.

                              Matrix Bancorp, Inc.
                   Condensed Consolidated Statements of Income
                 (Dollars in thousands except share information)

                                   (Unaudited)

                                                                                                  Quarter Ended
                                                                                                    March 31,
                                                                                              2002            2001
                                                                                         ---------------    -------------

Interest income
Loans and securities...................................................................  $     22,571       $  26,395
Interest-earning deposits...............................................................          243             747
                                                                                         ---------------    -------------
Total interest income...................................................................       22,814          27,142

Interest expense
Deposits................................................................................        6,498           8,491
Borrowed money and guaranteed preferred beneficial interests...........................         4,693           9,987
                                                                                         ---------------    -------------
Total interest expense..................................................................       11,191          18,478
                                                                                         ---------------    -------------
Net interest income before provision for loan and valuation losses......................       11,623           8,664
Provision for loan and valuation losses.................................................        1,058             977
                                                                                         ---------------    -------------
Net interest income after provision for loan and valuation losses.......................       10,565           7,687
                                                                                         ---------------    -------------

Noninterest income
Loan administration.....................................................................        8,738           7,480
Brokerage..............................................................................           584             901
Trust services..........................................................................        1,393           1,329
Real estate disposition services........................................................          782             609
Gain on sale of loans and securities....................................................            -           1,257
Loan origination........................................................................        8,172           5,163
School services.........................................................................        1,441           1,339
Other..................................................................................         2,316             499
                                                                                         ---------------    -------------
Total noninterest income................................................................       23,426          18,577
                                                                                         ---------------    -------------

Noninterest expense
Compensation and employee benefits......................................................       14,661          10,987
Amortization of mortgage servicing rights...............................................        5,873           3,422
Occupancy and equipment.................................................................        1,689           1,548
Postage and communication...............................................................        1,140             916
Professional fees.......................................................................          712             550
Data processing.........................................................................          876             672
Other general and administrative........................................................        5,942           4,714
                                                                                         ---------------    -------------
Total noninterest expense...............................................................       30,893          22,809
                                                                                         ---------------    -------------
Income before income taxes..............................................................        3,098           3,455
Provision for income taxes .............................................................        1,060           1,147
                                                                                         ---------------    -------------
Income before cumulative effect of a change in accounting principle.....................        2,038           2,308
Less cumulative effect of a change in accounting principle, net of tax benefit of $190..            -             360
                                                                                         ---------------    -------------
Net income.............................................................................  $      2,038           1,948
                                                                                         ===============    =============
Net income per share before accounting change..........................................  $       0.31       $    0.35
Less cumulative effect of a change in accounting principle..............................         0.00            0.05
                                                                                         ---------------    -------------
Net income per share ..................................................................  $       0.31            0.30
                                                                                         ===============    =============
Net income per share assuming dilution before accounting change........................  $       0.31       $    0.35
Less cumulative effect of a change in accounting principle..............................         0.00            0.05
                                                                                         ---------------    -------------
Net income per share assuming dilution ................................................  $       0.31            0.30
                                                                                         ===============    =============
Weighted average shares.................................................................     6,487,099       6,532,810
                                                                                         ===============    =============
Weighted average shares assuming dilution..............................................      6,583,159       6,569,775
                                                                                         ===============    =============

See accompanying notes.

                              Matrix Bancorp, Inc.
            Condensed Consolidated Statements of Shareholders' Equity
                             (Dollars in thousands)

                                   (Unaudited)

                                                                                      Accumulated
                               Common Stock      Additional                             Other            Total
                           --------------------   Paid In     Treasury    Retained   Comprehensive   Shareholders'   Comprehensive
                            Shares      Amount    Capital      Shares     Earnings      Income          Equity          Income
                           ----------  --------  -----------  ----------  ---------  -------------   -------------   -------------

Quarter Ended
March 31, 2002
-------------------------
Balance at December 31,
 2001..................... 6,518,604   $     1    $  20,800   $      -     $ 50,486  $      25        $   71,312
Comprehensive income:
   Net income.............         -         -            -          -        2,038          -             2,038      $    2,038
   Net unrealized holding
   losses (1).............         -         -            -          -            -         (5)               (5)             (5)
                                                                                                                      ------------
Comprehensive income......                                                                                            $    2,033
Issuance of stock related
   to employee stock
   purchase plan and
   options................       700         -            6          -            -          -                 6
Shares repurchased........   (66,060)        -            -       (726)           -          -              (726)
                           ----------  --------  -----------  ----------  ---------  -------------   -------------
Balance at March 31, 2002. 6,453,244   $     1   $   20,806   $   (726)   $  52,524  $      20       $    72,625
                           ==========  ========  ===========  ==========  =========  =============   =============

Quarter Ended
March 31, 2001
--------------------------
Balance at December 31,
 2000..................... 6,558,904   $     1   $   23,004   $ (1,775)   $  41,974  $     819       $    64,023
Comprehensive income:
   Net income.............         -         -            -          -        1,948          -             1,948      $    1,948
   Unrealized losses on
   securities, net of
   reclassification
   adjustment.............         -         -            -          -            -       (811)             (811)           (811)

                                                                                                                      ------------
Comprehensive income......                                                                                            $    1,137
                                                                                                                      ============
Shares repurchased........   (45,500)        -            -       (366)           -          -              (366)
                           ----------  --------  -----------  ----------  ---------  -------------   -------------
Balance at March 31, 2001. 6,513,404   $     1   $   23,004   $ (2,141)   $  43,922  $       8       $    64,794
                           ==========  ========  ===========  ==========  =========  =============   =============

(1) Disclosure of reclassification amount

  Unrealized holding loss
  arising during period
  ended March 31, 2002....                                                                                            $      (5)

  Less: reclassification adjustment of
  gains included in net income.......                                                                                         -
                                                                                                                      ------------
  Net unrealized holding losses........                                                                               $      (5)
                                                                                                                      ============

See accompanying notes.

                              Matrix Bancorp, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                Quarter Ended
                                                                                                  March 31,
                                                                                           2002               2001
                                                                                      ---------------    ---------------

Operating activities
Net income........................................................................   $      2,038       $      1,948
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization..................................................          1,752                730
   Provision for loan and valuation losses........................................          1,058                977
   Amortization of mortgage servicing rights......................................          5,873              3,422
   Gain on sale of loans and securities...........................................              -             (1,257)
   Loans originated for sale, net of loans sold...................................        129,233           (325,521)
   Loans purchased for sale.......................................................        (62,685)           (13,846)
   Proceeds from sale of loans purchased for sale.................................         28,977             15,973
   (Increase) decrease in securities held for sale ...............................         (4,870)            63,331
   Originated mortgage servicing rights, net......................................        (13,681)            (2,964)
   Increase in other receivables and other assets.................................         11,811             (2,758)
   Increase (decrease) in other liabilities, deferred income taxes payable and
     income taxes payable.........................................................         12,910             (3,441)
                                                                                      ---------------    ---------------
Net cash provided by (used in) operating activities...............................        112,416           (263,406)
                                                                                      ---------------    ---------------
Investing activities
Loans originated and purchased for investment.....................................        (35,582)           (59,923)
Principal repayments on loans.....................................................         78,703             86,026
Purchase of Federal Home Loan Bank stock..........................................         (6,303)              (385)
Purchases of premises and equipment...............................................         (1,693)              (920)
Acquisition of mortgage servicing rights..........................................           (801)            (4,348)
Servicing hedging activity........................................................           (181)                 -
                                                                                      ---------------    ---------------
Net cash provided by investing activities.........................................         34,143             20,450
                                                                                      ---------------    ---------------
Financing activities
Net increase in deposits..........................................................         31,318            240,757
Net (decrease) increase in custodial escrow balances..............................        (13,115)            50,729
Decrease in revolving lines and repurchase agreements, net........................       (109,178)           (65,910)
Proceeds from notes payable.......................................................              -              1,786
Proceeds from issuance of guaranteed preferred beneficial interests...............              -             11,592
Payment of financing arrangements.................................................            (17)               (19)
Treasury shares repurchased.......................................................           (726)              (366)
Proceeds from issuance of common stock related to employee stock option plan......              6                  -
                                                                                      ---------------    ---------------
Net cash (used in) provided by financing activities...............................        (91,712)           238,569
                                                                                      ---------------    ---------------
Increase (decrease) in cash and cash equivalents..................................         54,847             (4,387)
Cash and cash equivalents at beginning of period..................................         84,460             53,170
                                                                                      ---------------    ---------------
Cash and cash equivalents at end of period........................................   $    139,307       $     48,783
                                                                                      ---------------    ---------------
Supplemental disclosure of cash flow information
Cash paid for interest............................................................   $     12,550       $     15,806
                                                                                      ===============    ===============
Cash (received) paid for income taxes.............................................   $     (2,980)      $      1,708
                                                                                      ===============    ===============

See accompanying notes.

                              Matrix Bancorp, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Matrix Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the condensed consolidated financial statements, and disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period, and the accompanying notes. Actual results could differ from these estimates.

2. New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, that supersedes Accounting Principles Board (APB) Opinion No. 17. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are to be reviewed at least annually for impairment under impairment guidelines established in the statement. SFAS 142 also changes the amortization methodology in intangible assets that are deemed to have finite lives. Finally, SFAS 142 adds to required disclosures regarding goodwill and intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 on January 1, 2002 did not have a material impact on the consolidated financial statements, and is not anticipated to have a material impact in the future. In addition, amortization of goodwill previously reported in net income is not material.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that superseded SFAS No. 121 and APB Opinion No.
30. SFAS 144 provides guidance on differentiating between assets held and used, held for sale, and held for disposal other than by sale, and the required valuation of such assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the consolidated financial statements, and is not anticipated to have a material impact in the future.

3. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:

                                                                                Quarter Ended March 31,
                                                                                2002                2001
                                                                          -----------------    ----------------
                                                                                 (Dollars in thousands)

Numerator:
     Net income........................................................   $          2,038     $         1,948
                                                                          =================    ================
Denominator:
     Weighted average shares outstanding...............................          6,487,099           6,532,810
     Effect of dilutive securities:....................................
          Common stock options.........................................             96,060              36,965
                                                                          -----------------    ----------------
     Potential dilutive common shares..................................             96,060              36,965
                                                                          -----------------    ----------------
     Denominator for net income per share assuming dilution............          6,583,159           6,569,775
                                                                          =================    ================

                              Matrix Bancorp, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

4. Mortgage Servicing Rights

The activity in mortgage servicing rights is summarized as follows:

                                                              Quarter Ended           Year Ended
                                                                March 31,            December 31,
                                                                  2002                   2001
                                                           --------------------   --------------------
                                                                         (In thousands)

Balance at beginning of period, net...................     $           78,712     $          71,529
Purchases.............................................                      -                   530
Originated, net........................................                13,681                30,129
Amortization...........................................                (5,873)              (21,862)
Sales..................................................                     -                (1,433)
Impairment.............................................                   181                  (181)
                                                           --------------------   --------------------
Balance at end of period, net.........................     $           86,701     $          78,712
                                                           ====================   ====================

The Company's servicing portfolio (excluding subserviced loans) was comprised of the following:

                                                      March 31, 2002                    December 31, 2001
                                              --------------------------------   --------------------------------
                                                                 Principal                          Principal
                                                  Number          Balance            Number          Balance
                                                 of Loans       Outstanding         of Loans       Outstanding
                                              ---------------  ---------------   ---------------  ---------------
                                                                    (Dollars in thousands)

Freddie Mac.................................          11,491   $      559,829            12,422   $      613,527
Fannie Mae..................................          33,084        2,272,042            31,069        1,885,197
Ginnie Mae..................................          26,967        1,889,151            26,718        1,820,691
VA, FHA, conventional and other loans.......          14,321        1,156,063            15,946        1,336,950
                                              ---------------  ---------------   ---------------  ---------------
                                                      85,863   $    5,877,085            86,155   $    5,656,365
                                              ===============  ===============   ===============  ===============

The Company's custodial escrow balances shown in the accompanying condensed consolidated balance sheets at March 31, 2002 and December 31, 2001 pertain to escrowed payments of taxes and insurance and principal and interest on loans serviced by the Company.

5. Deposits

Deposit account balances are summarized as follows:

                                      March 31, 2002                                 December 31, 2001
                         -----------------------------------------        ----------------------------------------
                                                       Weighted                                        Weighted
                                                       Average                                         Average
                           Amount        Percent          Rate              Amount        Percent         Rate
                         -----------   ------------    -----------        -----------    -----------   -----------
                                                             (Dollars in thousands)

Passbook accounts......    $  5,664           0.63 %         2.33 %       $    4,291           0.50 %        3.12 %
NOW accounts...........     150,140          16.73           0.51            107,183          12.37          0.94
Money market
  accounts.............     272,427          30.35           1.42            249,234          28.77          2.11
                         -----------   ------------    -----------        -----------    -----------   -----------
                            428,231          47.71           1.14            360,708          41.64          1.74
Certificate accounts....... 469,322          52.29           4.21            505,527          58.36          5.98
                         -----------   ------------    -----------        -----------    -----------   -----------
                           $897,553         100.00 %         2.88 %       $  866,235         100.00 %        4.36 %
                         ===========   ============    ===========        ===========    ===========   ===========

                                       8



                              Matrix Bancorp, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

5. Deposits (continued)

At March 31, 2002 and December 31, 2001, brokered deposits accounted for approximately $331.5 million and $361.2 million, respectively, of the total certificate accounts shown above.

6. Federal Home Loan Bank Stock and Borrowings

During the second quarter of 2001, the Company announced the relocation of Matrix Bank's domicile from Las Cruces, New Mexico to Denver, Colorado. The relocation will be completed in the second quarter of 2002. Matrix Bank intends to offer all of its existing banking services in the Denver market.

In connection with the change of domicile, Matrix Bank now obtains Federal Home Loan Bank (FHLB) advances from FHLB of Topeka, which is the FHLB that serves Denver, Colorado. This change was approved March 25, 2002. Long-term advances that existed at March 25, 2002 with FHLB of Dallas are still outstanding under their original terms and Matrix Bank continues to utilize FHLB of Dallas as its primary correspondent bank.

The balances of FHLB stock are as follows:

                                                                March 31,            December 31,
                                                                  2002                   2001
                                                           --------------------   --------------------
                                                                         (In thousands)

FHLB of Dallas stock, at cost.........................     $           14,312     $          18,181
FHLB of Topeka stock, at cost.........................                 10,172                     -
                                                           --------------------   --------------------
  Total FHLB stock....................................     $           24,484     $          18,181
                                                           ====================   ====================

The balances of FHLB borrowings are as follows:

                                                                March 31,            December 31,
                                                                  2002                   2001
                                                           --------------------   --------------------
                                                                         (In thousands)
FHLB of Dallas borrowings.............................     $          147,342     $         303,361
FHLB of Topeka borrowings.............................                135,000                     -
                                                           --------------------   --------------------
  Total FHLB borrowings...............................     $          282,342     $         303,361
                                                           ====================   ====================


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

On March 28, 2001, Matrix Bancorp Capital Trust II, a Delaware business trust created by the Company, completed the sale of $12.0 million of 10.18% preferred securities due June 8, 2031. The Company has the right to redeem the preferred securities on or after June 8, 2011, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

                              Matrix Bancorp, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

7. Guaranteed Preferred Beneficial Interests in Company's Junior Subordinated Debentures (continued)

On July 16, 2001, Matrix Bancorp Capital Trust III, a Delaware business trust formed by the Company, completed the sale of $15.0 million of 10.25% preferred securities due July 25, 2031. The Company has the right to redeem the securities, in whole or in part, on or after July 25, 2006, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

On November 28, 2001, Matrix Bancorp Capital Trust IV, a Delaware business trust formed by the Company, completed the sale of $5.0 million of floating rate of six month LIBOR plus 3.75% preferred securities, due December 8, 2031. The Company has the right to redeem the securities, in whole or in part, on or after December 8, 2006, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

8. Commitments and Contingencies

At March 31, 2002, the Company had $637.9 million in pipeline and funded loans offset with mandatory forward commitments of $418.6 million and best effort forward commitments of $145.6 million.

9. Segment Information

                                                                    Servicing
                               Traditional        Mortgage        Brokerage and        School
                                 Banking           Banking         Consulting         Services      All Others        Total
                               -------------     ------------    ----------------    -----------    -----------     ----------
                                                                       (In thousands)

Quarter ended March 31,
2002:
Revenues from external
customers:
    Interest income.........   $    12,958             8,211        $      -          $      1,550      $        95    $   22,814
    Noninterest income......         1,649            16,268           1,229                 2,113            2,167        23,426

Intersegment revenues.......         5,068               716               -                     -            1,340         7,124

Segment profit (loss).......         5,869             1,625             150                (1,756)          (2,790)        3,098

Quarter ended March 31,
2001:
Revenues from external
customers:
    Interest income.........   $    20,657          $  4,894        $      -          $      1,546      $        45    $   27,142
    Noninterest income......         2,132            11,831             932                 1,339            2,343        18,577

Intersegment revenues.......         4,704             1,614             133                     -              705         7,156

Segment profit (loss).......         6,120             1,150            (433)                 (332)          (3,050)        3,455


                              Matrix Bancorp, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

9. Segment Information (continued)

                                                              Quarter Ended         Quarter Ended
                                                             March 31, 2002        March 31, 2001
                                                            ------------------    ------------------
                                                                        (In thousands)

Profit:
Total profit for reportable segments.....................    $         5,888        $        6,505
Other loss...............................................             (2,760)               (3,033)
Adjustment of intersegment loss in consolidation.........                (30)                  (17)
                                                            ------------------     -----------------
Income before income taxes...............................    $         3,098        $        3,455
                                                            ==================     =================



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Matrix Bancorp, Inc. (occasionally referred to in this document, on a consolidated basis, as "us," "we," the "Company" or similar terms) is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, mortgage banking, trust and clearing activities, lending activities and other fee-based services. Our traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. Our mortgage banking activities consist of purchasing and selling residential mortgage servicing rights; offering brokerage, consulting and analytical services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; originating residential mortgages; and providing real estate management and disposition services. Our trust and clearing activities focus primarily on offering specialized custody and clearing services to banks, trust companies, broker-dealers, third party administrators and investment professionals, as well as the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. Our other fee-based services and lending activities include providing outsourced business services, such as budgeting, governmental reporting, accounts payable, payroll, facility and safety management and comprehensive insurance programs to charter schools. We also offer financing to charter schools for the purchase of school sites and equipment. Our primary operating subsidiaries are: Matrix Capital Bank; Matrix Financial Services Corporation; Matrix Capital Markets, Inc.; Matrix Asset Management Corporation; ABS School Services, L.L.C.; Matrix Advisory Services, L.L.C.; Sterling Trust Company; First Matrix Investment Services Corp., plus an equity investment in Matrix Settlement and Clearing Services, L.L.C.

The principal components of our revenues consist of:

o    net interest income recorded by Matrix Bank, Matrix Financial and ABS;

o loan origination fees generated by Matrix Financial, and to a lesser extent, Matrix Bank;

o brokerage and consulting and disposition services fees realized by Matrix Capital Markets, First Matrix and Matrix Asset Management;

o gains on sales of mortgage loans and mortgage servicing rights generated by Matrix Bank and Matrix Financial;

o    loan administration fees generated by Matrix Financial;

o    trust service fees generated by Sterling Trust; and

o    school service fees generated by ABS.

Our results of operations are influenced by changes in interest rates and the effect of these changes on our interest margins, the volume of loan originations, mortgage loan prepayments and the value of mortgage servicing portfolios. Our fee-based businesses are affected to a lesser extent by interest rates and to a greater extent by competition and general market conditions.

Critical Accounting Policies

The Company and its subsidiaries have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of the Company's consolidated financial statements. The significant accounting policies of the Company are described in note 2 of the consolidated financial statements on Form 10-K as of December 31, 2001. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgment and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan and valuation losses is a critical accounting policy that requires the most significant judgments, assumptions and estimates used in preparation of its consolidated financial statements. See discussion at "--Asset and Liability Management, Analysis of Allowance for Loan and Valuation Losses" in the Form 10-K for December 31, 2001 for a detailed description of the Company's process and methodology related to the allowance for loan and valuation losses.

The Company also considers the valuation of mortgage servicing rights to be a critical accounting policy that requires judgments, assumptions and estimates concerning impairment of their value in certain interest rate environments. See discussion at "--Business, Mortgage Servicing Activities" in the Form 10-K for December 31, 2001 for a detailed discussion of the nature of servicing rights, and see note 2 of the consolidated financial statements on Form 10-K as of December 31, 2001 for a detailed discussion concerning the valuation of mortgage servicing rights.

The Company also considers the judgments and assumptions concerning litigation as a critical accounting policy. The Company has been notified that we are a defendant in a number of legal proceedings. Most of these cases involve ordinary and routine claims incidental to our business. Based on management's analysis, no accrual for loss has been made as of March 31, 2002 for any such cases. See a full description of such proceedings at "--Legal Proceedings" in the Form 10-K for December 31, 2001. With respect to all pending litigation matters, our ultimate legal responsibility, if any, cannot be estimated with certainty. Based on the ultimate outcome of such proceedings, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to such proceedings.

Forward-Looking Information

Certain statements contained in this annual report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "predict," "believe," "plan," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities

Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this annual report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: third party claims or actions in relation to the ongoing or future bankruptcies of the Company's customers; interest rate fluctuations; level of delinquencies; defaults and prepayments; general economic conditions; competition; government regulation; possible future litigation; the actions or inactions of third parties, including those that are parties to the existing bankruptcies of the Company's customers or litigation related thereto; unanticipated developments in connection with the bankruptcy actions or litigation described above, including judicial variation from existing legal precedent and the decision by one or more parties to appeal decisions rendered; the risks and uncertainties discussed elsewhere in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2002; and in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 2001; and the uncertainties set forth from time to time in the Company's periodic reports, filings and other public statements.

Comparison  of Results of Operations  for the Quarters  Ended March 31, 2002 and
2001

Net Income; Return on Average Equity. Net income increased $90,000, or 4.6%, to $2.0 million, or $0.31 per diluted share, for the quarter ended March 31, 2002 as compared to $1.9 million, or $0.30 per diluted share considering a cumulative effect of a change in accounting principle, for the quarter ended March 31, 2001. Return on average equity decreased to 11.4% for the quarter ended March 31, 2002 as compared to 12.1% for the quarter ended March 31, 2001.

Net Interest Income. The increase in net interest income before provision for loan and valuation losses was primarily due to an increase in average noninterest-bearing deposits, which increased $93.0 million, or 57.9%, to $253.6 million for the quarter ended March 31, 2001 as compared to $160.6 million for the quarter ended March 31, 2001. This increase is attributable to increased deposits directed to Matrix Bank by Company subsidiaries and affiliates of Matrix Bank. Additionally, our average interest-bearing liabilities decreased $69.9 million, or 5.6%, to $1.2 billion for the quarter ended March 31, 2002 as compared to $1.3 billion for the quarter ended March 31, 2001. The majority of the decrease can be attributed to the lower levels of third party warehouse borrowings required to fund loan originations. The Company's net interest margin increased to 3.45% for the quarter ended March 31, 2002 as compared to 2.56% for the quarter ended March 31, 2001. The Company's average interest-earning asset balances were comparable quarter to quarter, however, the average yield on the interest-earning assets decreased 124 basis points to 6.77% for the quarter ended March 31, 2002 from 8.01% for the quarter ended March 31, 2001. The weighted average yield on our average loans and mortgage-backed securities decreased to 6.95% as compared to 8.16% for the prior year's comparable quarter. Much of the decrease can be attributed to our adjustable rate loans, as well as decreases in earnings on overnight funds and FHLB stock that follow the federal funds rate which continues to be at a record low level. The Company also experienced a significant decrease in the cost of our interest-bearing liabilities, which decreased 210 basis points to 3.77% for the quarter ended March 31, 2002 from 5.87% for the quarter ended March 31, 2001. The decrease is due to decreases in market rates offered on deposit accounts reflecting the lower market interest rates prevelant in the first quarter of 2002 as compared to the first quarter of 2001. As certificate deposit accounts mature and are renewed or replaced, this occurs at the lower market interest rates.

For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities, as well as changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. The provision for loan and valuation losses increased $81,000 to $1.1 million for the quarter ended March 31, 2002 as compared to $977,000 for the quarter ended March 31, 2001. The increase in the provision for the quarter ended March 31, 2002 was due to an increased loan loss provision recorded at ABS which was the result of a modest increase in the aggregate balance of loans to charter schools. For a discussion of our allowance for loan losses as it relates to nonperforming assets, see "--Asset Quality--Nonperforming Assets."

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees, gains on sales of repurchased FHA/VA loans, and other ancillary charges. Loan administration fees increased $1.2 million, or 16.8%, to $8.7 million for the quarter ended March 31, 2002 as compared to $7.5 million for the quarter ended March 31, 2001. The increase is primarily attributable to gains on sales of repurchased FHA/VA loans of $1.8 million for the quarter ended March 31, 2002. Gains on sale of repurchased FHA/VA loans relate to delinquent loans which are purchased out of the Company's servicing portfolio and resold into the secondary market. Loan service fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio had an average balance of $5.8 billion for the quarter ended March 31, 2002 as compared to $5.5 billion for the quarter ended March 31, 2001. The actual service fee rate (including all ancillary income and excluding sub-servicing income in 2002) was 0.55% for the quarter ended March 31, 2002 as compared to 0.49% for the quarter ended March 31, 2001. The slight increase in service fee rate is primarily attributed to a higher percentage of Ginnie Mae servicing in the portfolio which tends to have higher service fees. The increase in the gains on sale of repurchased FHA/VA loans and servicing fees was offset by reductions in subservicing income due to the expiration of one subservicing contract on a portfolio of approximately $1.1 billion, which transferred in the second quarter of 2001.

Loan Origination. Loan origination income includes all mortgage loans fees, secondary marketing activity on new loan originations and servicing release premiums on new originations sold, net of origination costs. Loan origination income increased $3.0 million to $8.2 million for the quarter ended March 31, 2002 as compared to $5.2 million for the quarter ended March 31, 2001. The increase in loan origination income resulted from an increase in wholesale residential mortgage loan production and net income spread. The wholesale residential mortgage loan production increased to $874.2 million and the net income spread increased to 93.5 basis points for the quarter ended March 31, 2002 as compared to $650.7 million and 79.3 basis points for the quarter ended March 31, 2001.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage servicing rights. Brokerage fees decreased $317,000 to $584,000 for the quarter ended March 31, 2002 as compared to $901,000 for the quarter ended March 31, 2001. Brokerage fees vary from quarter to quarter as the timing of servicing sales is dependent upon, among other things, prevailing market conditions, and a seller's need to recognize a sale or to receive cash flows.

Trust Services. Trust service fees were consistent between the comparable quarters with a $64,000 increase for the quarter ended March 31, 2002. Trust accounts under administration at Sterling Trust increased to 41,958 at March 31, 2002 from 39,403 at March 31, 2001, and total assets under administration increased to approximately $6.0 billion at March 31, 2002 from approximately $4.0 billion at March 31, 2001. Most of the growth in accounts and assets under administration occurred in third party administrator accounts, which are generally priced at lower fees based on the level of administration required.

Real Estate Disposition Services. Real estate disposition services represents fees earned by Matrix Asset Management for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions. Real estate disposition services income increased $173,000 or 28.4%, to $782,000 for the quarter ended March 31, 2002 as compared to $609,000 for the quarter ended March 31, 2001. The increase is due to an increase in the number of properties closed during the quarter, which was 428 for the quarter ended March 31, 2002, an increase of 25.1% when compared to the same quarter of 2001. Additionally, the increase is due to new clients obtained as a result of expanded marketing efforts in the last half of 2001. Properties under management at March 31, 2002 were 1,588 as compared to 868 at March 31, 2001.

Gain on Sale of Loans and Securities. Gain on sale of loans and securities decreased $1.3 million for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. The gain for the first quarter of 2001 was due to sales of mortgage-backed securities, and we did not have the same activity for the first quarter of 2002. The gain on sale of loans can fluctuate significantly from quarter to quarter and year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan and security portfolios we purchase and the particular loan and security portfolios we elect to sell.

School Services. School services income represents fees earned by ABS for outsourced business and consulting services provided primarily to charter schools. School services income increased $102,000, or 7.6%, to $1.4 million for the quarter ended March 31, 2002 as compared to $1.3 million for the quarter ended March 31, 2001. The increase was due primarily to servicing additional schools, including an increase in the level of services provided to those schools. As of March 31, 2002, ABS provided core business services to approximately 107 schools.

Other Income. Other income increased $1.8 million to $2.3 million for the quarter ended March 31, 2002 as compared to $499,000 for the quarter ended March 31, 2001. The increase in other income was primarily due to increases in brokerage fees related to loan portfolios of $480,000 at Matrix Capital Markets and increases in retail and fixed income trading fees and Small Business Administration trading fees of $370,000 at First Matrix. The increase at Matrix Capital Markets was due to increases in levels of whole loan trading, and the increases at First Matrix were due to activity generated by the Company's focus on the acquisition, pooling and selling of Small Business Administration loans and securities.

Noninterest Expense. Noninterest expense increased $8.1 million, or 35.4%, to $30.9 million for the quarter ended March 31, 2002 as compared to $22.8 million for the quarter ended March 31, 2001. This increase was predominantly due to increases in compensation and benefits expense and amortization of mortgage servicing rights, as well as other increase due to overall growth in operations of the Company. The following table details the major components of noninterest expense for the periods indicated:

                                                                                       Quarter Ended
                                                                                         March 31,
                                                                              ---------------------------------
                                                                                   2002               2001
                                                                              ---------------    --------------
                                                                                      (In thousands)

     Compensation and employee benefits......................................  $     14,661       $    10,987
     Amortization of mortgage servicing rights...............................         5,873             3,422
     Occupancy and equipment.................................................         1,689             1,548
     Postage and communication...............................................         1,140               916
     Professional fees.......................................................           712               550
     Data processing.........................................................           876               672
     Other general and administrative........................................         5,942             4,714
                                                                              ---------------    --------------
         Total...............................................................  $     30,893       $    22,809
                                                                              ===============    ==============

Compensation and employee benefits expense increased $3.7 million, or 33.4%, to $14.7 million for the quarter ended March 31, 2002 as compared to $11.0 million for the quarter ended March 31, 2001. The Company experienced an increase of 155 employees, or 19.6%, to 945 employees at March 31, 2002 as compared to 790 employees at March 31, 2001. The majority of the increase was attributable to Matrix Financial loan production personnel and school services personnel added at ABS.

Amortization of mortgage servicing rights increased $2.5 million to $5.9 million for the quarter ended March 31, 2002 as compared to $3.4 million for the quarter ended March 31, 2001. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the lower interest rates prevalent in the market, prepayment speeds on our servicing portfolio increased to an average of 21.6% for the quarter ended March 31, 2002 as compared to 17.1% for the quarter ended March 31, 2001.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other general and administrative expenses, increased $2.0 million, or 23.3%, to $10.4 million for the quarter ended March 31, 2002 as compared to $8.4 million for the quarter ended March 31, 2001. The $1.2 million increase in other general and administrative expenses was primarily related to the increased volume at ABS requiring use of temporary help, increased operations at Matrix Financial and First Matrix and increased expenses related to relocation of Matrix Bank's domicile.

Provision for Income Taxes. Provision for income taxes decreased $87,000 to $1.1 million for the quarter ended March 31, 2002 as compared to $1.2 million for the quarter ended March 31, 2001. Our effective tax rate was 34.2% for the quarter ended March 31, 2002 as compared to 33.2% for the quarter ended March 31, 2001. The effective tax rates are effected by the level of tax-exempt loans at ABS.

Average Balance Sheet

The following table sets forth for the periods indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Average interest rate information for the quarters ended March 31, 2002 and 2001 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.



                                                                    Quarter Ended
                                                                      March 31,
                                      ---------------------------------------------------------------------------
                                                    2002                                    2001
                                      ----------------------------------     ------------------------------------
                                       Average                  Average       Average                  Average
                                       Balance      Interest     Rate         Balance       Interest     Rate
                                      -----------  -----------  --------     -----------   ----------- ----------
                                                                (Dollars in thousands)

Assets
Interest-earning assets:
  Loans receivable, net..........    $ 1,289,945   $   22,442      6.96 %   $ 1,233,230    $   25,208       8.18 %
  Securities.....................         10,035          129      5.14          61,150         1,187       7.76
  Interest-earning deposits......         28,966           99      1.37          33,300           362       4.35
  FHLB stock.....................         18,827          144      3.06          27,818           385       5.54
                                      -----------  -----------  --------     -----------   ----------- ----------
    Total interest-earning assets      1,347,773       22,814      6.77       1,355,498        27,142       8.01

Noninterest-earning assets:
  Cash...........................         31,794                                 18,801
  Allowance for loan and valuation        (9,455)                                (8,544)
losses...........................
  Premises and equipment.........         13,672                                 13,322
  Other assets...................        171,297                                144,891
                                      -----------                            -----------
   Total noninterest-earning
    assets.......................        207,308                                168,470
                                      -----------                            -----------
    Total assets.................   $  1,555,081                            $ 1,523,968
                                      ===========                            ===========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Passbook accounts..............   $      4,638   $       27      2.33 %   $     2,996    $       25       3.34 %
  Money market and NOW accounts..        260,079        1,086      1.67         176,417         1,078       2.44
  Certificates of deposit........        511,967        5,385      4.21         458,378         7,388       6.45
  FHLB borrowings................        255,449        1,972      3.09         462,860         6,674       5.77
  Borrowed money.................        156,719        2,721      6.94         158,083         3,313       8.38
                                      -----------  -----------  --------     -----------   ----------- ----------
   Total interest-bearing
    liabilities..................      1,188,852       11,191      3.77       1,258,734        18,478       5.87
                                      -----------  -----------  --------     -----------   ----------- ----------

Noninterest-bearing liabilities:
  Demand deposits (including
    custodial escrow balances)...        253,580                                160,632
  Other liabilities..............         40,987                                 40,343
                                      -----------                            -----------
    Total noninterest-bearing            294,567                                200,975
liabilities......................
Shareholders' equity.............         71,662                                 64,259
                                      -----------                            -----------
Total liabilities and
shareholders' equity.............   $  1,555,081                            $ 1,523,968
                                      ===========                            ===========
Net interest income before
 provision for loan and
 valuation losses................   $     11,623                            $     8,664
                                      ===========                            ===========

Interest rate spread..........................................     3.00 %                                   2.14 %
                                                                ========                               ==========

Net interest margin...........................................     3.45 %                                   2.56 %
                                                                ========                               ==========

Ratio of average interest-earning
 assets to average interest-bearing
 liabilities..................................................   113.37 %                                 107.69 %
                                                                ========                               ==========


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

                                                                             Quarter Ended March 31,
                                                                                  2002 vs. 2001
                                                                   ---------------------------------------------
                                                                       Increase (Decrease) Due to Change in
                                                                   ---------------------------------------------
                                                                      Volume          Rate           Total
                                                                   -------------  -------------  ---------------
                                                                                  (In thousands)


Interest-earning assets:
  Loans receivable, net..........................................   $   1,121     $   (3,886)     $  (2,765)
  Securities.....................................................      (7,180)         6,122         (1,058)
  Interest-earning deposits......................................         (52)          (211)          (263)
  FHLB stock.....................................................        (149)           (92)          (241)
                                                                   -------------  -------------  ---------------
     Total interest-earning assets...............................      (6,260)         1,933         (4,327)

Interest-bearing liabilities:
  Passbook accounts..............................................          11             (9)             2
  Money market and NOW accounts..................................         413           (405)             8
  Certificates of deposit........................................         788         (2,791)        (2,003)
  FHLB borrowings................................................      (2,309)        (2,393)        (4,702)
  Borrowed money.................................................         (29)          (562)          (591)
                                                                   -------------  -------------  ---------------
     Total interest-bearing liabilities..........................      (1,126)        (6,160)        (7,286)
                                                                   -------------  -------------  ---------------
          Change in net interest income before provision for
            loan and valuation losses............................   $  (5,134)    $    8,093      $   2,959
                                                                   =============  =============  ==============

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

                                                        March 31, 2002            December 31,             March 31,
                                                                                      2001                    2001
                                                        ----------------         ---------------         ---------------
                                                                            (Dollars in thousands)

Nonaccrual residential mortgage loans................   $        17,506          $       19,039          $       21,940
Nonaccrual commercial real estate, commercial
   loans and school financing........................            23,741                  18,172                   8,458
Nonaccrual consumer loans............................                28                      40                     110
                                                        ----------------         ---------------         ---------------
   Total nonperforming loans.........................            41,275                  37,251                  30,508
Foreclosed real estate...............................             5,401                   8,355                   3,893
                                                        ----------------         ---------------         ---------------
   Total nonperforming assets........................   $        46,676          $       45,606          $       34,401
                                                        ================         ===============         ===============
Total nonperforming loans to total loans.............              3.41  %                 2.74  %                 2.09  %
                                                        ================         ===============         ===============
Total nonperforming assets to total assets...........              2.90  %                 2.79  %                 2.03  %
                                                        ================         ===============         ===============
Ratio of allowance  for loan and  valuation  losses
   to total nonperforming loans......................             22.79  %                25.07  %                29.56  %
                                                        ================         ===============         ===============

We accrue for interest on government-sponsored loans such as Federal Housing Administration insured and Veteran's Administration guaranteed loans which are past due 90 or more days, as the majority of the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $58.1 million, $55.2 million and $71.5 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively. Nonaccrual mortgage loans as a percentage of total loans were 1.4% at March 31, 2002, 1.4% at December 31, 2001 and 2.1% at March 31, 2001.

The nonaccrual residential mortgage loans have improved at March 31, 2002 as compared to March 31, 2001. The improvement is due to maturity and improvement in certain portfolios acquired in 2000 and 1999 on which the recourse option we had was eliminated with the bankruptcy of the seller/servicer. The balance of these loans in nonaccrual at March 31, 2002 totals $4.2 million as compared to $5.3 million at March 31, 2001. Associated with these nonaccrual loans, we have recorded $1.6 million of discounts at March 31, 2002.

The increase in nonaccrual commercial loans and school financing in the first quarter 2002 compared to first quarter 2001 is attributable to the increased volume of charter school loans originated at ABS and the increased amount of these loans in nonaccrual status, which at March 31, 2002 was $8.0 million, and our SBA originated and purchased loans and the increased amount of those loans in nonaccrual status, which at March 31, 2002 was $9.8 million. It should be noted, however, that approximately $6.2 million of the interest and principal of these SBA loans is guaranteed, and as such, our credit risk is reduced despite the increase in the balances. With regard to our school financing, a majority of our origination of tax-exempt financing for charter schools is for the purchase of real estate and equipment. Many of our charter schools have encountered enrollment and/or state funding delays with their start-up, which has delayed their funding and caused the school's loans to us to become delinquent. We have historically, however, been able to work with many of the schools on their cash flow issues and eventually removed them from the delinquent lists.

The prior delinquency and anticipated future delinquencies are taken into consideration in the pricing of the loans acquired. We generally purchase such loans at discounts and, in limited instances, receive recourse from the seller to further reduce our risk of loss associated with the loans' nonaccrual status. At March 31, 2002, $13.1 million, or 31.9%, of the nonaccrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale." Total loans held for sale at March 31, 2002, were $1.0 billion, of which $8.8 million, or 0.87%, were nonaccrual loans related to commercial loans and school financing held for sale.

The percentage of the allowance for loan losses to nonaccrual loans varies due to the nature of our portfolio of loans. We analyze the collateral for each nonperforming loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "--Comparison of Results of Operations for the Quarters Ended March 31, 2002 and 2001."

Liquidity and Capital Resources

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The trend of net cash provided by our operating and investing activities, and used in our financing activities for the quarter ended March 31, 2002 results primarily from selling more of our originated loans, and using the funds to pay down outstanding borrowings previously utilized to fund the growth of loan originations at Matrix Financial. The use of cash will continue to be effected by fluctuations in loan originations and in the volume and timing of sales of originated loans. In periods where originations decrease, the Company anticipates acquiring residential loan portfolios in the secondary market. The level of acquisitions will be based on market availability, pricing, liquidity and capital.

The Company has a bank stock loan agreement, which consists of two components, a term loan and a revolving line of credit. As of March 31, 2002, the balance of the term loan was $8.6 million and no amount was outstanding on the revolving line of credit. The terms of the bank stock loan agreement were amended effective March 31, 2002 to extend the maturity of the term loan to December 31, 2004 and to increase the limit for the revolving loan portion to $12.0 million.

Matrix Bank's future growth is expected to be achieved through retail deposit growth, brokered deposits, borrowings from the Federal Home Loan Bank, custodial deposits from affiliates and deposits directed to Matrix Bank by third party institutions. Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the Federal Home Loan Bank as its primary source for borrowings and liquidity. At March 31, 2002, Matrix Bank had overnight and term borrowings from the Federal Home Loan Banks of Topeka and Dallas of $282.3 million. In addition, Matrix Bank utilizes brokered deposits as a source of liquidity. The balance at March 31, 2002 was $331.5 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur.

Matrix Bank, a well capitalized institution, had a leverage capital ratio of 7.16% at March 31, 2002. This exceeded the well capitalized leverage capital requirement of 5.0% of adjusted assets by $31.6 million. Matrix Bank's risk-based capital ratio was 12.81% at March 31, 2002, which currently exceeds the well capitalized risk-based capital requirement of 10.0% of risk weighted assets by $24.5 million.

Matrix Financial's principal source of funding for its loan origination business consists of a warehouse line of credit provided to Matrix Financial by Matrix Bank, as well as a warehouse line of credit provided to Matrix Financial by an unaffiliated financial institution. As of March 31, 2002, Matrix Financial had a $120.0 million warehouse line of credit facility provided by an unaffiliated financial institution which was amended to an aggregate line of $80.0 million on April 1, 2002. As of March 31, 2002, $115.0 million was available to be utilized, which was reduced to $75.0 million on April 1, 2002. Additionally, we have a financing line provided to ABS by third party institutions.

Our principal sources of funding for school financing are internal capital, a line of credit facility and a partnership trust with an unaffiliated financial institution. Amounts available under the line of credit facility and the partnership trust are at the lender's sole discretion. We are pursuing additional third party financing options for ABS.

In the ordinary course of business, we make commitments to originate residential mortgage loans and hold originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the loans being held for delivery. We mitigate this risk through the use of mandatory and nonmandatory forward commitments to sell loans. As of March 31, 2002, we had $637.9 million in pipeline and funded loans offset with mandatory forward commitments of $418.6 million and best effort forward commitments of $145.6 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

See Item 7. "Management's Discussion and Anlaysis of Financial Condition and Results of Operations -- Asset and Liability Management -- Risk Sensitive Assets and Liabilities" and Item 1. "Business Mortgage Servicing Activities -- Hedging of Servicing Rights" in the Form 10-K for December 31, 2001 for a detailed discussion.


                           Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

*10.1 Sixth Amendment to Credit Agreement, dated as of March 31, 2002, between Matrix Financial Services Corporation, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders.

*10.2 Fourth Amendment to Credit Agreement, dated as of March 31, 2002, between Registrant, as borrower, and U.S. Bank National Association.

*10.3     Employment Agreement of T. Allen McConnell, dated October 1, 1997.



(b)      Reports on Form 8-K

None.
----------------------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MATRIX BANCORP, INC.



Dated: April 26, 2002                      /s/ Guy A. Gibson
      --------------------------          ------------------------------------
                                          Guy A. Gibson
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Dated: April 26, 2002                     /s/ David W. Kloos
      ---------------------------         ------------------------------------
                                          David W. Kloos
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting and
                                          Financial Officer)