Form 10-Q
period 2002-06-30
MATRIX BANCORP INC
filed 2002-07-30
CIK 944725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

 1380 Lawrence Street, Suite 1300 Denver,
                 Colorado                                       80204
 (Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (303) 595-9898


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on July 26, 2002 was 6,454,244 shares.


                                                               TABLE OF CONTENTS




                                                         PART I - Financial Information

    ITEM 1.       Financial Statements



                  Condensed Consolidated Balance Sheets
                        June 30, 2002 (unaudited) and December 31, 2001...................................3

                  Condensed Consolidated Statements of Income
                        Quarters and six months ended June 30, 2002 and 2001 (unaudited)..................4

                  Condensed Consolidated Statements of Shareholders' Equity
                        Six months ended June 30, 2002 and 2001 (unaudited)...............................5

                  Condensed Consolidated Statements of Cash Flows
                        Six months ended June 30, 2002 and 2001 (unaudited)...............................6

                  Notes to Unaudited Condensed Consolidated Financial Statements..........................7

    ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.................................................................12

    ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk..............................23


                                                         PART II - Other Information


    ITEM 1.       Legal Proceedings.......................................................................24

    ITEM 4.       Submissions of Matters to a Vote of Security Holders....................................24

    ITEM 6.       Exhibits and Reports on Form 8-K........................................................24

    SIGNATURES............................................................................................26



                         Part I - Financial Information
Item 1.   Financial Statements

                              Matrix Bancorp, Inc.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                                                                         June 30,          December 31,
                                                                                          2002                 2001
                                                                                    ------------------   ------------------
                                                                                        (Unaudited)

Assets
Cash and cash equivalents........................................................  $         56,758     $         52,501
Interest-earning deposits and federal funds sold.................................            17,728               31,959
Securities available for sale....................................................            14,574                6,963
Loans held for sale, net.........................................................         1,104,293            1,157,989
Loans held for investment, net...................................................           199,542              191,161
Mortgage servicing rights, net...................................................            79,950               78,712
Other receivables ...............................................................            62,864               71,239
Federal Home Loan Bank stock, at cost............................................            31,251               18,181
Premises and equipment, net......................................................            28,762               13,631
Other assets, net................................................................            27,501               24,451
                                                                                    ------------------   ------------------
Total assets.....................................................................  $      1,623,223     $      1,646,787
                                                                                    ==================   ==================

Liabilities and shareholders' equity
Liabilities:
   Deposits......................................................................  $        789,342     $        866,235
   Custodial escrow balances.....................................................           117,563              129,665
   Drafts payable................................................................            24,636               28,875
   Payable for purchase of mortgage servicing rights.............................             2,850                4,738
   Federal Home Loan Bank borrowings.............................................           446,923              303,361
   Borrowed money................................................................            74,075              162,532
   Guaranteed preferred beneficial interests.....................................            59,500               59,500
   Other liabilities and deferred income taxes payable...........................            32,558               19,434
   Income taxes payable..........................................................             2,236                1,135
                                                                                    ------------------   ------------------
Total liabilities................................................................         1,549,683            1,575,475
                                                                                    ------------------   ------------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $0.0001; authorized 5,000,000 shares; no shares
     outstanding.................................................................                -                    -
   Common stock, par value $0.0001; authorized 50,000,000 shares; issued and outstanding 6,454,244 and 6,518,604 shares at June 30, 2002 and December
     31, 2001, respectively......................................................                 1                    1
   Additional paid in capital....................................................            20,080               20,800
   Retained earnings.............................................................            53,428               50,486
   Accumulated other comprehensive income........................................                31                   25
                                                                                    ------------------   ------------------
Total shareholders' equity.......................................................            73,540               71,312
                                                                                    ------------------   ------------------
Total liabilities and shareholders' equity.......................................  $      1,623,223     $      1,646,787
                                                                                    ==================   ==================

See accompanying notes.

                              Matrix Bancorp, Inc.
                   Condensed Consolidated Statements of Income
                (Dollars in thousands, except share information)
                                   (Unaudited)

                                                                         Quarter Ended                   Six Months Ended
                                                                           June 30,                          June 30,
                                                                     2002             2001             2002             2001
                                                                ---------------  ---------------  ---------------  ---------------

Interest income
Loans and securities........................................   $      22,403    $      29,309    $      44,974    $      55,704
Interest-earning deposits...................................             316              517              559            1,263
                                                                ---------------  ---------------  ---------------  ---------------
Total interest income.......................................          22,719           29,826           45,533           56,967
                                                                ---------------  ---------------  ---------------  ---------------

Interest expense
Deposits....................................................           5,397            9,764           11,894           18,255
Borrowed money and guaranteed preferred beneficial interests           5,043            8,929            9,737           18,916
                                                                ---------------  ---------------  ---------------  ---------------
Total interest expense......................................          10,440           18,693           21,631           37,171
                                                                ---------------  ---------------  ---------------  ---------------
Net interest income before provision for loan and valuation           12,279           11,133           23,902           19,796
  losses....................................................
Provision for loan and valuation losses.....................             642              526            1,700            1,503
                                                                ---------------  ---------------  ---------------  ---------------
Net interest income after provision for loan and valuation
  losses....................................................          11,637           10,607           22,202           18,293
                                                                ---------------  ---------------  ---------------  ---------------

Noninterest income
Loan administration.........................................           8,266            7,979           17,005           15,764
Brokerage...................................................              75              954              659            1,855
Trust services..............................................           1,348            1,167            2,741            2,496
Real estate disposition services............................           1,113              645            1,895            1,255
Gain on sale of loans and securities........................             149              147              149            1,403
Gain on sale of mortgage servicing rights, net..............           1,066              435            1,066              435
Loan origination............................................           8,054            7,420           16,226           12,278
School services.............................................           1,379            1,400            2,820            2,488
Other.......................................................           2,047            1,804            4,362            2,554
                                                                ---------------  ---------------  ---------------  ---------------
Total noninterest income....................................          23,497           21,951           46,923           40,528
                                                                ---------------  ---------------  ---------------  ---------------

Noninterest expense
Compensation and employee benefits..........................          14,950           12,784           29,612           23,771
Amortization of mortgage servicing rights...................           5,162            6,167           11,035            9,588
Occupancy and equipment.....................................           1,830            1,634            3,519            3,183
Postage and communication...................................           1,148            1,067            2,287            1,982
Professional fees...........................................             597              837            1,309            1,387
Data processing.............................................             769              668            1,645            1,340
Other general and administrative............................           9,726            6,849           15,668           11,563
                                                                ---------------  ---------------  ---------------  ---------------
Total noninterest expense...................................          34,182           30,006           65,075           52,814
                                                                ---------------  ---------------  ---------------  ---------------
Income before income taxes..................................             952            2,552            4,050            6,007
Provision for income taxes..................................              48              924            1,108            2,071
                                                                ---------------  ---------------  ---------------  ---------------
Income before cumulative effect of a change in
    accounting principle....................................             904            1,628            2,942            3,936
Less cumulative effect of a change in accounting principle,
   net of tax benefit of $190...............................              -                -                 -              360
                                                                ---------------  ---------------  ---------------  ---------------
Net income..................................................   $         904    $       1,628    $       2,942    $       3,576
                                                                ===============  ===============  ===============  ===============
Net income per share before accounting change...............   $         0.14   $          0.25  $         0.45   $         0.60
Less cumulative effect of a change in accounting principle..              -                -               -                0.05
                                                                ---------------  ---------------  ---------------  ---------------
Net income per share........................................   $         0.14   $         0.25   $         0.45   $         0.55
                                                                ===============  ===============  ===============  ===============
Net income per share assuming dilution before accounting       $         0.14   $         0.25   $         0.45   $         0.60
   change
Less cumulative effect of a change in accounting principle..              -                -               -                0.05
                                                                ---------------  ---------------  ---------------  ---------------
Net income per share assuming dilution......................   $         0.14   $         0.25   $         0.45   $         0.55
                                                                ===============  ===============  ===============  ===============
Weighted average shares.....................................        6,453,560        6,480,728        6,470,237       6,506,625
                                                                ===============  ===============  ===============  ===============
Weighted average shares assuming dilution...................        6,601,209        6,551,176        6,591,262       6,558,886
                                                                ===============  ===============  ===============  ===============

See accompanying notes.

                              Matrix Bancorp, Inc.
            Condensed Consolidated Statements of Shareholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                       Accumulated
                                                  Additional                             Other          Total
                                Common Stock       Paid In    Treasury    Retained    Comprehensive   Shareholders'  Comprehensive
                             -------------------
                              Shares     Amount    Capital     Shares     Earnings       Income        Equity           Income
                             ---------  --------  ----------  ---------  ----------  --------------  ------------   ---------------

Six Months Ended
June 30, 2002
--------------------------
Balance at December 31,
  2001....................  6,518,604    $    1   $  20,800   $     -    $ 50,486     $      25      $    71,312
Comprehensive income:
   Net income.............         -          -           -         -       2,942             -            2,942    $      2,942
   Net unrealized holding
   gains (1)..............         -          -           -         -           -             6                6               6
                                                                                                                    -------------
Comprehensive income......                                                                                          $      2,948
                                                                                                                    =============
Issuance of stock related
   to employee stock
   purchase plan and
   options................      1,700         -           6         -           -             -                6
Shares repurchased........    (66,060)        -           -      (726)          -             -             (726)
Shares retired............          -         -        (726)      726           -             -                -
                            ------------  ------   ---------  --------   ---------     ----------     -----------
Balance at June 30, 2002..  6,454,244    $    1   $  20,080  $      -   $   53,428    $      31      $    73,540
                            ============  ======   =========  ========   =========     ==========     ===========

Six Months Ended
June 30, 2001
--------------------------
Balance at December 31,
  2000....................  6,558,904    $    1   $  23,004  $ (1,775)  $   41,974    $     819      $   64,023
Comprehensive income:
   Net income.............         -          -           -         -        3,576            -            3,576    $      3,576
   Unrealized losses on
   securities, net of
   reclassification
   adjustment.............         -          -           -         -            -         (818)            (818)           (818)
                                                                                                                     ------------
Comprehensive income......                                                                                          $      2,758
                                                                                                                     ============
Issuance of stock related
   to employee stock
   purchase plan and
   options................       500          -           4         -            -            -                4
Shares repurchased........   (80,500)         -           -      (685)           -            -             (685)
                            ------------  ------   ---------  --------   ---------     ----------     -----------
Balance at June 30, 2001..  6,478,904    $    1   $  23,008  $ (2,460)  $   45,550    $       1      $    66,100
                            ============  ======   =========  ========   =========     ==========     ===========


(1) Disclosure of reclassification amount
      Six Months Ended
      June 30, 2002
--------------------------------------
     Unrealized holding
     gain arising during
     period............................                                                                             $          6
      Less:
     reclassification
     adjustment of gains
     included in net income............                                                                                        -
                                                                                                                      ------------
     Net unrealized gain
     on securities.....................                                                                             $          6
                                                                                                                      ============


See accompanying notes.

                              Matrix Bancorp, Inc.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                    2002             2001
                                                                                -------------    -------------

Operating activities
Net income..................................................................   $     2,942      $     3,576
Adjustments to reconcile net income to net provided by (cash used)
   in operating activities:
   Depreciation and amortization............................................         1,665            1,526
   Provision for loan and valuation losses..................................         1,700            1,503
   Amortization of mortgage servicing rights................................        11,035            9,588
   Gain on sale of loans and securities.....................................          (149)          (1,403)
   Gain on sale of mortgage servicing rights................................        (1,066)            (435)
   Loans originated for sale, net of loans sold.............................       220,820         (383,906)
   Loans purchased for sale.................................................      (249,691)         (36,660)
   Proceeds from sale of loans purchased for sale...........................        35,843           68,657
    (Increase) decrease in securities held for sale.........................        (7,602)          63,331
   Originated mortgage servicing rights, net................................       (23,485)         (10,697)
   (Increase) decrease in other receivables and other assets................        12,015          (27,881)
   Increase in other liabilities, deferred income taxes payable and income
     taxes payable..........................................................        14,222              463
                                                                                -------------    -------------
Net cash provided by (used in) operating activities.........................        18,249         (312,338)
Investing activities
Loans originated and purchased for investment...............................       (72,389)        (100,121)
Principal repayments on loans...............................................       104,941          216,803
Redemption (purchase) of Federal Home Loan Bank stock.......................       (13,070)           6,480
Purchases of premises and equipment.........................................       (16,668)         (12,929)
Acquisition of mortgage servicing rights....................................        (1,888)          (7,553)
Servicing hedging activity..................................................         1,219                -
Proceeds from sale of mortgage servicing rights.............................         4,242              451
                                                                                -------------    -------------
Net cash provided by investing activities...................................         6,387          103,131
Financing activities
Net increase (decrease) in deposits.........................................       (76,893)         246,106
Net increase (decrease) in custodial escrow balances........................       (12,102)          55,394
Increase (decrease) in revolving lines and repurchase agreements, net.......        55,493          (83,041)
Payment of notes payable....................................................          (357)            (844)
Proceeds from notes payable.................................................             -            1,786
Proceeds from issuance of guaranteed preferred beneficial interests.........             -           11,592
Payment of financing arrangements...........................................           (31)             (42)
Treasury shares repurchased.................................................          (726)            (685)
Proceeds from issuance of common stock related to employee stock option
   plan.....................................................................             6                4
                                                                                -------------    -------------
Net cash (used in) provided by financing activities.........................       (34,610)         230,270
                                                                                -------------    -------------
(Decrease) increase in cash and cash equivalents............................        (9,974)          21,063
Cash and cash equivalents at beginning of period............................        84,460           53,170
                                                                                -------------    -------------
Cash and cash equivalents at end of period..................................   $    74,486      $    74,233
                                                                                =============    =============
Supplemental disclosure of cash flow information
Cash paid for interest expense..............................................   $    24,055      $    33,748
                                                                                =============    =============
Cash (received) paid for income taxes.......................................   $    (2,970)     $     4,030
                                                                                =============    =============


See accompanying notes.

                              Matrix Bancorp, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)
1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Matrix Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the condensed consolidated financial statements, and disclosures of contingent assets and liabilities, and the reported amounts of income and expenses during the reporting period and the accompanying notes. Actual results could differ from these estimates.

2. New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, that superseded Accounting Principles Board (APB) Opinion No. 17. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are to be reviewed at least annually for impairment. SFAS 142 also changes the amortization methodology in intangible assets that are deemed to have finite lives, and adds to required disclosures regarding goodwill and intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 on January 1, 2002 did not have a material impact on the consolidated financial statements, and is not anticipated to have a material impact in the future. Amortization of goodwill previously reported in net income is not material. Under guidance in SFAS 142, management has performed an analysis concerning potential impairment on the goodwill and, at this time, no impairment is determined necessary. The analysis will be performed annually. The net carrying amount of goodwill at January 1, 2002 was $1.0 million.

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

3. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:


                                                     Quarter Ended June 30,             Six Months Ended June 30,
                                                     2002              2001              2002               2001
                                                 -------------    ---------------    --------------    ---------------
                                                                        (Dollars in thousands)

Numerator:
    Net income............................       $        904     $        1,628  $          2,942  $           3,576
                                                 =============    ===============    ==============    ===============

Denominator:
    Weighted average shares outstanding...          6,453,560          6,480,728         6,470,237          6,506,625
    Effect of dilutive securities:
        Common stock options..............            147,649             70,448           121,025             52,261
                                                 -------------    ---------------    --------------    ---------------
    Potential dilutive common shares......            147,649             70,448           121,025             52,261
                                                 -------------    ---------------    --------------    ---------------
    Denominator for net income per
      share assuming dilution.............          6,601,209          6,551,176         6,591,262          6,558,886
                                                 =============    ===============    ==============    ===============

                              Matrix Bancorp, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


4. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

                                                            Six Months           Year Ended
                                                          Ended June 30,         December 31,
                                                              2002                   2001
                                                         ------------------   ------------------
                                                                     (In thousands)

Balance at beginning of period, net................... $       78,712       $       71,529
Purchases.............................................              -                  530
Originated, net........................................        23,485               30,129
Amortization...........................................       (11,035)             (21,862)
Sales..................................................        (9,993)              (1,433)
Impairment.............................................        (1,219)                (181)
                                                         ------------------   ------------------
Balance at end of period, net......................... $       79,950       $       78,712
                                                         ==================   ==================

Amortization of mortgage servicing rights for the quarters ended June 30, 2002 and 2001 were $5.2 million and $6.2 million, respectively. Mortgage servicing rights are amortized in proportion to and over the period of estimated future net servicing income, and the calculation is adjusted quarterly. Amortization of mortgage servicing rights fluctuates based on the size of the mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio, among other factors, which are affected by the current interest rate environment. Based on the nature of the components of the calculation, future levels of amortization are difficult to predict.

The Company's servicing portfolio (excluding subserviced loans) was comprised of the following:

                                                     June 30, 2002                       December 31, 2001
                                             -------------------------------     ----------------------------------
                                                                Principal                             Principal
                                               Number            Balance             Number            Balance
                                              of Loans         Outstanding          of Loans         Outstanding
                                             ------------     --------------     ---------------    ---------------
                                                                    (Dollars in thousands)

Freddie Mac.................................      10,619    $       510,230              12,422   $        613,527
Fannie Mae..................................      29,763          1,914,758              31,069          1,885,197
Ginnie Mae..................................      27,031          1,926,940              26,718          1,820,691
VA, FHA, conventional and other loans.......      12,599            981,208              15,946          1,336,950
                                             ------------     --------------     ---------------    ---------------
                                                  80,012    $     5,333,136              86,155   $      5,656,365
                                             ============     ==============     ===============    ===============

The Company's custodial escrow balances shown in the accompanying condensed consolidated balance sheets at June 30, 2002 and December 31, 2001 pertain to escrowed payments of taxes and insurance and principal and interest on loans serviced by the Company.

                              Matrix Bancorp, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

5. Deposits

Deposit account balances are summarized as follows:


                                         June 30, 2002                              December 31, 2001
                             ---------------------------------------      ---------------------------------------
                                                          Weighted                                     Weighted
                                                           Average                                      Average
                              Amount       Percent          Rate           Amount       Percent          Rate
                             ----------   -----------    -----------      ----------   -----------    -----------
                                                             (Dollars in thousands)

Passbook accounts..........  $   5,999          0.76 %         2.00 %   $     4,291          0.50 %         3.12 %
NOW accounts...............     88,390         11.20           0.53         107,183         12.37           0.94
Money market accounts......    306,150         38.79           1.36         249,234         28.77           2.11
                             ----------   -----------    -----------      ----------   -----------    -----------
                               400,539         50.74           1.12         360,708         41.64           1.74
Certificate accounts.......    388,803         49.26           4.05         505,527         58.36           5.98
                             ----------   -----------    -----------      ----------   -----------    -----------
                             $ 789,342        100.00   %       2.71 %   $   866,235        100.00 %         4.36 %
                             ==========   ===========    ===========      ==========   ===========    ===========


At June 30, 2002 and December 31, 2001, brokered deposits accounted for approximately $221.9 million and $361.2 million, respectively, of the total certificate accounts shown above.

6. Federal Home Loan Bank Stock and Borrowings

During the second quarter of 2001, the Company announced the relocation of the domicile of its banking subsidiary, Matrix Capital Bank, from Las Cruces, New Mexico to Denver, Colorado. The relocation was completed in the second quarter of 2002. Matrix Bank is offering all of its existing banking services in the Denver market.

In connection with the change of domicile, Matrix Bank now obtains Federal Home Loan Bank (FHLB) advances from FHLB of Topeka, which is the FHLB that serves Denver, Colorado. This change was approved March 25, 2002. Matrix Bank now utilizes FHLB of Topeka as its primary correspondent bank. Long-term advances that existed at March 25, 2002 with FHLB of Dallas are still outstanding under their original terms.

The balances of FHLB stock are as follows:

                                                                June 30,             December 31,
                                                                  2002                   2001
                                                           --------------------   --------------------
                                                                         (In thousands)

FHLB of Dallas stock, at cost.........................   $             14,419   $            18,181
FHLB of Topeka stock, at cost.........................                 16,832                     -
                                                           --------------------   --------------------
  Total FHLB stock....................................   $             31,251   $            18,181
                                                           ====================   ====================

The balances of FHLB borrowings are as follows:

                                                                June 30,             December 31,
                                                                  2002                   2001
                                                           --------------------   --------------------
                                                                         (In thousands)

FHLB of Dallas borrowings.............................   $            147,323   $           303,361
FHLB of Topeka borrowings.............................                299,600                     -
                                                           --------------------   --------------------
  Total FHLB borrowings...............................   $            446,923   $           303,361
                                                           ====================   ====================


                              Matrix Bancorp, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


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

On November 28, 2001, Matrix Bancorp Capital Trust IV, a Delaware business trust formed by the Company, completed the sale of $5.0 million of floating rate (six-month LIBOR plus 3.75%) preferred securities, due December 8, 2031. The Company has the right to redeem the securities, in whole or in part, on or after December 8, 2006, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

8. Commitments and Contingencies

At June 30, 2002, the Company had $444.7 million in pipeline and funded loans offset with mandatory forward commitments of $345.5 million and best effort forward commitments of $99.3 million.

9. Relocation of Matrix Capital Bank's Domicile and Move of Office Space for Matrix Bancorp and Certain Subsidiaries

During the second quarter of 2001, the Company announced a plan to relocate the domicile of Matrix Bank to Denver, Colorado from Las Cruces, New Mexico. The relocation was generally completed in May 2002 with the opening of Matrix Bank operations in a high-rise building in downtown Denver which is owned by an operating subsidiary of Matrix Bank. The building has been named Matrix Financial Center. The purchase was completed in June 2002.

Associated with the purchase of Matrix Financial Center, Matrix Bancorp and certain subsidiaries with various leased office space throughout the Denver metropolitan area have or are planning to move their offices into Matrix Financial Center. Associated with this move, approximately $700,000 pre-tax charge has been recognized in other general and administrative expenses at June 30, 2002. The expenses consist of currently anticipated losses recognized as in connection with amounts to be paid on the previous office space leases above anticipated sub-lease payment amounts to be received. The move of subsidiary offices to Matrix Financial Center is anticipated to be completed in the fourth quarter of 2002.

                              Matrix Bancorp, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

10. Segment Information

                                                                    Servicing
                               Traditional        Mortgage        Brokerage and        School       All Others
                                 Banking           Banking         Consulting         Services                        Total
                               -------------     ------------    ----------------    -----------    -----------     ----------
                                                                       (In thousands)

Quarter ended
June 30, 2002:
Revenues from external
customers:
    Interest income.........  $     14,231             6,415               -         $    1,942     $      131      $      22,719
    Noninterest income......         1,069            17,167           1,088              1,821          2,352             23,497
Intersegment revenues.......         4,562               667             416                  -            105              5,750
Segment profit (loss).......         5,721               688             113                            (4,273)               952
                                                                                         (1,297)

Quarter ended
June 30, 2001:
Revenues from external
customers:
    Interest income.........  $     17,556              10,552             -         $     1,697    $       21      $      29,826
    Noninterest income......         1,725              13,651         1,230               1,534         3,811             21,951
Intersegment revenues.......         6,762               1,747           198                   -           250              8,957
Segment profit (loss).......         4,623                 735           (87)               (66)        (2,653)             2,552

Six months ended
June 30, 2002:
Revenues from external
customers:
    Interest income.........  $     27,189            14,626               -         $    3,492     $      226      $      45,533
    Noninterest income......         2,718            33,435           2,317              3,934          4,519             46,923
Intersegment revenues.......         9,630             1,383             416                  -          1,445             12,874
Segment profit (loss).......        11,590             2,313             263             (3,053)        (7,063)             4,050

Six months ended
June 30, 2001:
Revenues from external
customers:
    Interest income.........  $     38,213              15,416             -         $    3,243     $       95      $      56,967
    Noninterest income......         3,857              25,482         2,162              2,873          6,154             40,528
Intersegment revenues.......        11,466               3,361           331                  -            955             16,113
Segment profit (loss).......        10,743               1,885          (520)              (398)        (5,703)             6,007





                                                         Quarter Ended June 30,             Six Months Ended June 30,
                                                     --------------------------------    --------------------------------
                                                         2002              2001              2002               2001
                                                     --------------    --------------    --------------     --------------
                                                                                (In thousands)

Profit:
Total profit for reportable segments..............   $       5,225     $       5,205     $      11,113      $      11,710
Other loss........................................          (4,033)           (2,681)           (6,793)            (5,714)
Adjustment of intersegment loss in consolidation..            (240)               28              (270)                11
                                                     --------------    --------------    --------------     --------------
Income before income taxes........................   $         952     $       2,552     $       4,050      $       6,007
                                                     ==============    ==============    ==============     ==============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Matrix Bancorp, Inc. (occasionally referred to in this document, on a consolidated basis, as "us," "we," the "Company" or similar terms) is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, mortgage banking, trust and clearing activities, lending activities and other fee-based services. Our traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. Our mortgage banking activities consist of purchasing and selling residential mortgage servicing rights; offering brokerage, consulting and analytical services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; originating residential mortgages; and providing real estate management and disposition services. Our trust and clearing activities focus primarily on offering specialized custody and clearing services to banks, trust companies, broker-dealers, third party administrators and investment professionals, as well as the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. Our other fee-based services and lending activities include providing outsourced business services, such as budgeting, governmental reporting, accounts payable, payroll, facility and safety management and comprehensive insurance programs to charter schools. We also offer financing to charter schools for the purchase of school sites and equipment. Our primary operating subsidiaries are: Matrix Capital Bank; Matrix Financial Services Corporation; Matrix Capital Markets, Inc.; Matrix Asset Management Corporation; ABS School Services, L.L.C.; Matrix Advisory Services, L.L.C.; Sterling Trust Company; First Matrix Investment Services Corp.; plus an equity interest in Matrix Settlement & Clearance Services, LLC. Associated with the purchase of Matrix Financial Center, a subsidiary of Matrix Bank, Matrix Tower Holdings, LLC, was formed during the quarter. The operations of Matrix Financial Center will reside in Matrix Tower Holdings.

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

o    trust service fees generated by Sterling Trust;

o gain on sales of mortgage loans and mortgage servicing rights generated by Matrix Bank and Matrix Financial; and

o    school service fees generated by ABS.

Our results of operations are influenced by changes in interest rates and the effect of these changes on our interest margins, the volume of loan originations, mortgage loan prepayments, and the value of mortgage servicing portfolios. Our fee-based businesses are affected to a lesser extent by interest rates and to a greater extent by competition and general market conditions.

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

The Company believes the allowance for loan and valuation losses is a critical accounting policy that requires significant judgments, assumptions and estimates used in preparation of its consolidated financial statements. See discussion at "--Asset and Liability Management, Analysis of Allowance for Loan and Valuation Losses" in the Form 10-K for December 31, 2001 for a detailed description of the Company's process and methodology related to the allowance for loan and valuation losses.

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

The Company also considers the judgments and assumptions concerning litigation as a critical accounting policy. The Company has been notified that we are a defendant in a number of legal proceedings. Most of these cases involve ordinary and routine claims incidental to our business. Based on management's analysis, no accrual for loss has been made as of June 30, 2002 for any such cases. For a full description of certain potentially significant proceedings, see the Legal Proceedings section in the Form 10-K for December 31, 2001, and additional discussion at Part II. Item I. "--Legal Proceedings" of this Form 10-Q. With respect to all pending litigation matters, our ultimate legal responsibility, if any, cannot be estimated with certainty. Based on the ultimate outcome of such proceedings, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to such proceedings.

Forward-Looking Information

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "predict," "believe," "plan," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: third party claims or actions in relation to the ongoing or future bankruptcies of the Company's customers; interest rate fluctuations; level of delinquencies; defaults and prepayments; general economic conditions; competition; government regulation; possible future litigation; the actions or inactions of third parties, including those that are parties to the existing bankruptcies of the Company's customers or litigation related thereto; unanticipated developments in connection with the bankruptcy actions or litigation described above, including judicial variation from existing legal precedent and the decision by one or more parties to appeal decisions rendered; the risks and uncertainties discussed elsewhere in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2002; and in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 2001; and the uncertainties set forth from time to time in the Company's periodic reports, filings and other public statements.

Comparison  of Results of  Operations  for the Quarters  Ended June 30, 2002 and
2001

Net Income; Return on Average Equity. Net income, including charges for loss on sublease of office space and impairment of mortgage servicing rights discussed below, decreased $700,000 to $900,000, or $0.14 per diluted share, for the quarter ended June 30, 2002 as compared to $1.6 million, or $0.25 per diluted share, for the quarter ended June 30, 2001. Excluding special charges, net income was a consistent $2.2 million for the quarters ended June 30, 2002 and 2001, and net income per share and return on average equity was $0.33 per diluted share and 11.89%, respectively, for the quarter ended June 30, 2002 and was $0.34 per diluted share and 13.7%, respectively, for the quarter ended June 30, 2001.

Special charges in 2002 consisted of $1.3 million after tax, or $0.19 per share, for an impairment on mortgage servicing rights of approximately $840,000 after tax, and approximately $420,000 after tax of current quarter charges related to estimated losses on subleasing of office space previously occupied by various subsidiaries and the holding company. The space was subleased to allow these entities to move into Matrix Financial Center. Nonrecurring charges in 2001 of $0.09 per share consisted of expenses related to the relocation of Matrix Bank's domicile from Las Cruces, New Mexico to Denver, Colorado.

Net Interest Income. Net interest income before provision for loan and valuation losses increased $1.2 million, or 10.3%, to $12.3 million for the quarter ended June 30, 2002 as compared to $11.1 million for the quarter ended June 30, 2001. Our net interest margin increased 78 basis points to 3.65% for the quarter ended June 30, 2002 from 2.87% for the quarter ended June 30, 2001 and interest rate spread increased to 3.31% for the quarter ended June 30, 2002 from 2.27% for the quarter ended June 30, 2001. The increase in net interest income before provision for loan and valuation losses was primarily due to a $66.2 million increase in our average noninterest-bearing deposits between the two comparable quarters, the effect of which exceeded the $206.4 million decrease in our total interest-earning assets. The majority of the increase in noninterest-bearing liabilities can be attributed to increases in escrow account balances. The 94 basis point decrease in the yield on our interest-earning assets was more than offset by a 198 basis point decrease in the cost of our interest-bearing liabilities. The decrease in yield was driven by a decrease in the yield earned on our average loan portfolio to 6.89% for the quarter ended June 30, 2002 as compared to 7.83% for the quarter ended June 30, 2001. The decrease in the cost of interest-bearing liabilities was driven by decreases in interest rates, which have significantly affected the rates paid by Matrix Bank for Federal Home Loan Bank borrowings that decreased 210 basis points to 2.93% as compared to the prior year. The interest rate on short-term borrowings fluctuates with the federal funds rate which is at a 40-year low.

For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities, as well as changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. The provision for loan and valuation losses increased $100,000 to $600,000 for the quarter ended June 30, 2002 as compared to $500,000 for the quarter ended June 30, 2001. The increase in the provision was mainly due to growth in the loan portfolio and specific loan write-offs. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "--Asset Quality--Nonperforming Assets."

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees, gains on sales of repurchased FHA/VA loans, and other ancillary charges. Loan administration fees increased $300,000, or 3.6%, to $8.3 million for the quarter ended June 30, 2002 as compared to $8.0 million for the quarter ended June 30, 2001. The increase includes gains on sales of repurchased FHA/VA loans of $1.2 million for each of the quarters ended June 30, 2002 and 2001. Gains on sale of repurchased FHA/VA loans relate to delinquent loans which are purchased out of loan pools on which the Company acts as servicer and then resells into the secondary market. Loan service fees are also affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio had an average balance of $5.3 billion for the quarter ended June 30, 2002 as compared to an average balance of $5.6 billion for the quarter ended June 30, 2001. Actual service fee rate (including all ancillary income) of 0.47% for the quarter ended June 30, 2002 remained consistent as compared to 0.48% for the quarter ended June 30, 2001.

Loan Origination. Loan origination income includes all mortgage loans fees, secondary marketing activity on new loan originations and servicing released premiums on new originations sold, net of origination costs. Loan origination income increased $600,000 to $8.0 million for the quarter ended June 30, 2002 as compared to $7.4 million for the quarter ended June 30, 2001. The increase in loan origination income resulted primarily from an increase in net income spread to 65.5 basis points for the quarter ended June 30, 2002 as compared to 45.4 basis points for the quarter ended June 30, 2001. This increase was slightly offset by a decrease in wholesale residential mortgage loan production to $786.7 million for the quarter ended June 30, 2002 as compared to $928.2 million for the quarter ended June 30, 2001.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage servicing rights. Brokerage fees decreased $900,000, or 92.1%, to $100,000 for the quarter ended June 30, 2002 as compared to $1.0 million for the quarter ended June 30, 2001. Brokerage fees vary from quarter to quarter as the timing of servicing sales is dependent upon, among other things, prevailing market conditions, and a seller's need to recognize a sale or to receive cash flows. Due to turbulent market conditions, combined with the loss of personnel, fees during the quarter ended June 30, 2002 were low. Based on the current market condition, the Company has increased its focus on the brokerage of whole loans. We continue to be committed to the servicing market through our analytical strengths and sales force. When the market conditions improve, the Company anticipates the revenues to improve.

Trust Services. Trust service fees increased between the comparable quarters with a $100,000, or 15.5% increase for the current quarter to $1.3 million as compared to $1.2 million for the same quarter of the prior year. Trust accounts under administration at Sterling Trust increased to 43,204 at June 30, 2002 from 40,321 at June 30, 2001 and total assets under administration increased to over $6.4 billion at June 30, 2002 from approximately $5.7 billion at June 30, 2001. Most of the growth in accounts and assets under administration occurred in third party administrator accounts which are generally priced at lower fees based on the level of administration required.

Real Estate Disposition Services. Real estate disposition services represents fees earned by Matrix Asset Management for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions. Real estate disposition services income increased $500,000, or 72.6%, to $1.1 million for the quarter ended June 30, 2002 as compared to $600,000 for the quarter ended June 30, 2001. The increase is due to an increase in the number of properties closed during the quarter ended June 30, 2002, which was 568, an increase of 53.9% when compared to the quarter ended June 30, 2001. Additionally, the increase is due to new clients obtained as a result of expanded marketing efforts in the last half of 2001. Properties under management were 1,865 at June 30, 2002, compared to 1,022 at June 30, 2001.

Gain on Sale of Loans and Securities. Gain on sale of loans and securities was consistent quarter to quarter at $150,000. Gain on sale of loans can fluctuate significantly from quarter to quarter and year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell.

Gain on Sale of Mortgage Servicing Rights. Gain on sale of mortgage servicing rights was $1.1 million for the quarter ended June 30, 2002 as compared to $400,000 for the quarter ended June 30, 2001. The sale was completed to both decrease our level of investment in mortgage servicing rights, as well as to recognize profit. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter and year-to-year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, we expect to at times pursue opportunistic sales of mortgage servicing rights.

School Services. School services income represents fees earned by ABS for outsourced business and consulting services provided primarily to charter schools. School services income remained consistent at $1.4 million for the quarter ended June 30, 2002 and 2001. As of June 30, 2002, ABS provided core business services to 106 schools.

Other Income. Other income increased $200,000, or 13.5%, to $2.0 million for the quarter ended June 30, 2002 as compared to $1.8 million for the quarter ended June 30, 2001. The increase in other income was primarily due to increases in retail and fixed income brokerage fees and Small Business Administration trading fees at First Matrix of $500,000, as compared to the quarter ended June 30, 2001, related to activity generated by the Company's focus on the acquisition, pooling and selling of Small Business Administration loans and securities. The increase was offset slightly by decreases in escrow and other fees earned at Matrix Financial.

Noninterest Expense. Noninterest expense increased $4.2 million, or 13.9%, to $34.2 million for the quarter ended June 30, 2002 as compared to $30.0 million for the quarter ended June 30, 2001. This increase was predominantly due to inclusion of a $700,000 loss on sublease and $1.4 million impairment charge which were special charges recorded during the quarter ended June 30, 2002. Other increases were in compensation and employee benefits expense, offset by lower levels of amortization of mortgage servicing rights. The following table details the major components of noninterest expense for the periods indicated:

                                                                                      Quarter Ended
                                                                                        June 30,
                                                                              ------------------------------
                                                                                   2002            2001
                                                                              --------------- --------------
                                                                                     (In thousands)


     Compensation and employee benefits........................................$     14,950   $     12,784
     Amortization of mortgage servicing                                               5,162          6,167
     rights..................................
     Occupancy and equipment....................................................      1,830          1,634
     Postage and communication..................................................      1,148          1,067
     Professional fees..........................................................        597            837
     Data processing............................................................        769            668
     Other general and administrative...........................................      9,726          6,849
                                                                                 ------------   ------------
         Total.................................................................$     34,182   $     30,006
                                                                                 ============   ============

Compensation and employee benefits expense increased $2.2 million, or 16.9%, to $15.0 million for the quarter ended June 30, 2002 as compared to $12.8 million for the quarter ended June 30, 2001. This increase was primarily the result of growth and expansion at Matrix Financial, First Matrix and increases in school services personnel at ABS. The change at ABS also includes payment of modest severances primarily expensed in the quarter ended June 30, 2002 related to changes made in upper management positions to better guide ABS in its growth initiatives. Overall, the Company experienced an increase of 75 employees for a total of 945 employees at June 30, 2002 as compared to 870 employees at June 30, 2001.

Amortization of mortgage servicing rights decreased $1.0 million, or 16.3%, to $5.2 million for the quarter ended June 30, 2002 as compared to $6.2 million for the quarter ended June 30, 2001. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the stabilization of the low interest rates prevalent in the market during the quarter, prepayment speeds on our servicing portfolio decreased to an average of 17.1% for the quarter ended June 30, 2002 as compared to 24.6% for the quarter ended June 30, 2001.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other general and administrative expenses, excluding the special charges discussed above, were basically at levels consistent with the 2001 comparable quarter levels, with the exception of other general and administrative expenses. Other general and administrative expenses, if the 2002 special items are excluded, and the approximate $1.0 million nonrecurring charge recorded in the quarter ended June 30, 2001 is added back, increased approximately $1.8 million. This increase is primarily attributable to expenses for temporary staffing and consulting services, as well as marketing expenses at ABS incurred in connection with the growth initiatives and an effort to engage additional schools for ABS.

Provision for Income Taxes. Our provision for income taxes decreased by $900,000 to $50,000 for the quarter ended June 30, 2002 as compared to $900,000 for the quarter ended June 30, 2001. Our effective tax rate was 5.0% for the quarter ended June 30, 2002 as compared to 36.2% for the quarter ended June 30, 2001. The effective tax rates are affected by the level of tax-exempt loans at ABS in proportion to the level of net income.


Comparison of Results of Operations for the Six Months Ended June 30, 2002 and 2001

Net Income; Return on Average Equity. Net income decreased $700,000, or 17.7%, to $2.9 million, or $0.45 per diluted share, for the six months ended June 30, 2002 as compared to $3.6 million, or $0.55 per diluted share, for the six months ended June 30, 2001. Returns on average equity were 8.1% and 11.1% for the six months ended June 30, 2002 and 2001, respectively. The results for both periods include the charges identified in "--Comparison of Results of Operations for the Quarters Ended June 30, 2002 and 2001--Net Income; Return on Average Equity."

Net Interest Income. Net interest income before provision for loan and valuation losses increased $4.1 million, or 20.7%, to $23.9 million for the six months ended June 30, 2002 as compared to $19.8 million for the six months ended June 30, 2001. Our net interest margin increased to 3.56% for the six months ended June 30, 2002 as compared to 2.72% for the six months ended June 30, 2001. Additionally, our interest rate spread increased to 3.18% for the six months ended June 30, 2002 from 2.20% for the six months ended June 30, 2001. The increases in net interest income before provision for loan and valuation losses, net interest margin and interest rate spread for the six months ended June 30, 2002 were attributable to the following: a 4.8% increase in our average noninterest-bearing liabilities which includes custodial balances, combined with a drop in the cost of our interest-bearing liabilities to 3.60% for the six months ended June 30, 2002 from 5.63% for the six months ended June 30, 2001, or 203 basis points. The above items were offset by a decrease in the yield on our interest-earning assets to 6.78% for the six months ended June 30, 2002 from 7.83% for the six months ended June 30, 2001 and a 4.0% increase in our average noninterest-earning assets. For additional discussion concerning increases in our average interest-earning assets and decreases in our cost of interest-bearing liabilities, see "--Comparison of Results of Operations for the Quarters Ended June 30, 2002 and 2001--Net Interest Income."

For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "--Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. Provision for loan and valuation losses increased $200,000 to $1.7 million for the six months ended June 30, 2002 as compared to $1.5 million for the six months ended June 30, 2001. This increase was primarily attributable to additional loan loss provision recorded at ABS.

Loan Administration. Loan administration fees increased $1.2 million, or 7.9%, to $17.0 million for the six months ended June 30, 2002 as compared to $15.8 million for the six months ended June 30, 2001. Included in loan administration income was approximately $3.0 million for the six months ended June 30, 2002 and $1.2 million for the six months ended June 30, 2001 of gain from the purchase and subsequent resale of FHA and VA loans from our mortgage servicing rights portfolio. Loan administration fees are also affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage servicing portfolio increased slightly to an average balance of $5.9 billion for the six months ended June 30, 2002 as compared to an average balance of $5.6 billion for the six months ended June 30, 2001. The actual service fee rate (including all ancillary income) remained basically consistent at 0.48% for the six months ended June 30, 2002 as compared to 0.50% for the six months ended June 30, 2001. The current year actual service fee rate excludes the gain mentioned above, and prior year excludes a $360,000 transition adjustment recorded by the Company as a cumulative effect of a change in accounting principle and $275,000 of subservicing income from a portfolio sold in 2000 that was not transferred until 2001.

Loan Origination. Loan origination income increased $3.9 million to $16.2 million for the six months ended June 30, 2002 as compared to $12.3 million for the six months ended June 30, 2001. The increase resulted as a combination of effects from an increase in wholesale production to $1.7 billion for the six months ended June 30, 2002 as compared to $1.6 billion for the six months ended June 30, 2001, and an increase in the net income spread to 59.7 basis points year-to-date 2002 versus 50.4 basis points year-to-date 2001.

Brokerage Fees. Brokerage fees decreased $1.2 million, or 64.5%, to $700,000 for the six months ended June 30, 2002 as compared to $1.9 million for the six months ended June 30, 2001. Brokerage fees vary from quarter to quarter and year to year, as the timing of servicing sales is dependent upon, among other things, prevailing market conditions and a seller's need to recognize a sale or to receive cash flows. Please see additional discussion under "--Comparison of Results of Operations for the Quarters Ended June 30, 2002 and 2001--Brokerage Fees."

Trust Services. Trust service fees were basically consistent between the two comparable six-month periods with a $250,000 increase for the six months ended June 30, 2002 to $2.7 million.

Real Estate Disposition Services. Real estate disposition services income increased $600,000, or 51.0%, to $1.9 million for the six months ended June 30, 2002 as compared to $1.3 million for the six months ended June 30, 2001. Please see additional discussion under "--Comparison of Results of Operations for the Quarters Ended June 30, 2002 and 2001--Real Estate Disposition Services."

Gain on Sale of Loans and Securities. Gain on sale of loans and securities decreased $1.3 million to $100,000 for the six months ended June 30, 2002 as compared to $1.4 million for the six months ended June 30, 2001. Gain on the sale of loans and securities can fluctuate significantly from quarter to quarter and from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell.

Gain on Sale of Mortgage Servicing Rights. Gain on sale of mortgage servicing rights increased $700,000, or 145.1%, to $1.1 million for the six months ended June 30, 2002 as compared to $400,000 for the six months ended June 30, 2001. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter and year-to-year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, we expect to at times pursue opportunistic sales of mortgage servicing rights. The current year sale was undertaken to both decrease our level of investment in mortgage servicing rights, as well as to recognize profit.

School Services. School services income increased $300,000, or 13.3%, to $2.8 million for the six months ended June 30, 2002 as compared to $2.5 million for the six months ended June 30, 2001.

Other Income. Other income increased $1.8 million, or 70.8%, to $4.4 million for the six months ended June 30, 2002 as compared to $2.6 million for the six months ended June 30, 2001. The increase in other income for the six-month period ended June 30, 2002 was primarily driven by increases in retail and fixed income brokerage fees and Small Business Administration trading fees at First Matrix. Please see additional discussion regarding Small Business Administration activity under "--Comparison of Results of Operations for the Quarters Ended June 30, 2002 and 2001--Other Income."

Noninterest Expense. Noninterest expense increased $12.3 million, or 23.2%, to $65.1 million for the six months ended June 30, 2002 as compared to $52.8 million for the six months ended June 30, 2001. This increase, excluding the previously mentioned special charges that were recorded during the quarters ended June 30, 2002 and 2001, was predominantly due to increases in compensation and employee benefits expense, amortization of mortgage servicing rights and other general and administrative expense. The following table details the major components of noninterest expense for the periods indicated:

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                              ------------------------------
                                                                                   2002            2001
                                                                              --------------- --------------
                                                                                     (In thousands)

     Compensation and employee benefits........................................$     29,612   $     23,771
     Amortization of mortgage servicing                                              11,035          9,588
     rights..................................
     Occupancy and equipment....................................................      3,519          3,183
     Postage and communication..................................................      2,287          1,982
     Professional fees..........................................................      1,309          1,387
     Data processing............................................................      1,645          1,340
     Other general and administrative...........................................     15,668         11,563
                                                                                 ------------   ------------
         Total.................................................................$     65,075   $     52,814
                                                                                 ============   ============

Compensation and employee benefits increased $5.8 million, or 24.6%, to $ 29.6 million for the six months ended June 30, 2002 as compared to $23.8 million for the six months ended June 30, 2001. Additional personnel hired at Matrix Financial, First Matrix and ABS to handle increased volumes, as well as upper management severances at ABS as discussed above, were the primary causes of the increase. The remainder was the result of growth at several of the Company's other subsidiaries, including First Matrix.

Amortization of mortgage servicing rights increased $1.4 million, or 15.1%, to $11.0 million for the six months ended June 30, 2002 as compared to $9.6 million for the six months ended June 30, 2001. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The increase is due to the increase in the average balance of our mortgage servicing rights to $84.1 million at June 30, 2002 as compared to $71.9 million at June 30, 2001. Prepayment speeds on our servicing portfolio have slightly decreased to an average of 20.3% for the six months ended June 30, 2002 as compared to 20.9% for the six months ended June 30, 2001.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other general and administrative expenses, and excludes special charges, increased $3.0 million, or 28.3%, to $13.6 million for the six months ended June 30, 2002 as compared to $10.6 million for the six months ended June 30, 2001. The increase is primarily related to the increased volumes at ABS and Matrix Financial and various expenses related to the relocation of Matrix Bank's domicile.

Provision for Income Taxes. The provision for income taxes decreased by $1.0 million to $1.1 million for the six months ended June 30, 2002 as compared to $2.1 million for the six months ended June 30, 2001. Our effective tax rate was 27.4% for the six months ended June 30, 2002 as compared to 34.5% for the six months ended June 30, 2001. The effective tax rates are affected by the level of tax-exempt loans at ABS in proportion to the level of net income.

Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Average interest rate information for the quarters and six months ended June 30, 2002 and 2001 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.




                                                         Quarter Ended June 30,
                                -------------------------------------------------------------------------
                                              2002                                    2001
                                ----------------------------------      ---------------------------------
                                 Average                  Average        Average                  Average
                                 Balance      Interest     Rate          Balance     Interest      Rate
                                -----------   ----------  --------      ----------   ----------   -------
                                                          (Dollars in thousands)

Assets
Interest-earning assets:
  Loans, net..................  $1,292,804  $     22,255     6.89 %   $  1,496,029 $     29,281     7.83 %

  Securities..................       9,951           148     5.94            1,632           28     6.86
  Interest-earning deposits...      16,626            70     1.68           30,025          253     3.37
  Federal Home Loan Bank stock      26,132           246     3.77           24,181          264     4.37
                                ------------  ----------  --------      ----------   ----------   -------
    Total interest-earning
      assets..................   1,345,513        22,719     6.75        1,551,867       29,826     7.69

Noninterest-earning assets:
  Cash........................      45,122                                  24,500
  Allowance for loan and
    valuation losses..........      (9,420)                                 (8,995)
  Premises and equipment......      19,505                                  15,812
  Other assets................     175,163                                 130,802
                                ------------                            ----------
    Total noninterest-earning
      assets..................     230,370                                 162,119
                                ------------                            ----------

    Total assets..............  $1,575,883                            $  1,713,986
                                ============                            ==========

Liabilities & Shareholders'
Equity Interest-bearing
liabilities:
  Passbook accounts...........       5,731            29     2.02     $      3,259           28     3.44
  Money market and NOW accounts    293,658         1,119     1.52          241,283        1,416     2.35
  Certificates of deposit.....     439,466         4,249     3.87          545,398        8,320     6.10
  Federal Home Loan Bank
    borrowings................     335,623         2,457     2.93          360,168        4,529     5.03
  Borrowed money and
   guaranteed preferred
   beneficial interests.......     138,255         2,586     7.48          229,486        4,400     7.67
                                ------------  ----------  --------      ----------   ----------   -------
    Total interest-bearing
     liabilities..............   1,212,763        10,440     3.44        1,379,594       18,693     5.42
                                ------------  ----------  --------      ----------   ----------   -------

Noninterest-bearing
liabilities:
  Demand deposits (including
    custodial escrow
    balances).................     252,737                                 210,974
  Other liabilities...........      37,037                                  58,316
                                ------------                            ----------
    Total noninterest-bearing
    liabilities...............     289,774                                 269,290
Shareholders' equity..........      73,346                                  65,102
                                ------------                            ----------

Total liabilities and
shareholders' equity..........  $ 1,575,883                           $  1,713,986
                                ============                            ==========
Net interest income before
 provision for loan and
 valuation losses.............              $     12,279                           $     11,133
                                             ============                            ==========

Interest rate spread.........................................3.31 %                                 2.27 %
                                                          ========                                =======

Net interest margin..........................................3.65 %                                 2.87 %
                                                          ========                                =======

Ratio of average interest-earning assets
 to average interest-bearing liabilities...................110.95 %                               112.49 %
                                                          ========                                =======




                                                         Six Months Ended June 30,
                                -------------------------------------------------------------------------
                                              2002                                    2001
                                ----------------------------------      ---------------------------------
                                 Average                  Average        Average                  Average
                                 Balance      Interest     Rate          Balance     Interest      Rate
                                -----------   ----------  --------      -----------  ----------   -------
                                                          (Dollars in thousands)

Interest-earning assets:
  Loans, net..................  $  1,291,380 $     44,698      6.92 %     1,365,355 $     54,489      7.98 %

  Securities..................         9,995          277      5.54          31,227        1,215      7.78
  Interest-earning deposits...        18,445          169      1.83          31,653          614      3.88
  Federal Home Loan Bank stock        22,500          390      3.47          25,990          649      4.99
                                ------------   ----------  --------      ----------   ----------   -------
    Total interest-earning
      assets..................     1,342,320       45,534      6.78       1,454,225       56,967      7.83

Noninterest-earning assets:
  Cash........................        38,559                                 21,552
  Allowance for loan and
    valuation losses..........        (9,437)                                (8,771)
  Premises and equipment......        16,604                                 14,574
  Other assets................       176,434                                137,197
                                ------------                             ----------
    Total noninterest-earning
      assets..................       222,160                                164,552
                                ------------                             ----------

    Total assets..............  $  1,564,480                           $  1,618,777
                                ============                             ==========

Liabilities & Shareholders'
Equity Interest-bearing
liabilities:
  Passbook accounts...........  $      5,506           55      2.00    $      3,128           53      3.39
  Money market and NOW accounts      276,681        2,204      1.59         209,029        2,494      2.39
  Certificates of deposit.....       475,550        9,635      4.05         502,129       15,708      6.26
  Federal Home Loan Bank
    borrowings................       295,758        4,430      3.00         411,230       11,203      5.45
  Borrowed money and
   guaranteed preferred
   beneficial interests.......       147,411        5,308      7.20         193,983        7,713      7.95
                                ------------   ----------  --------      ----------   ----------   -------
    Total interest-bearing
     liabilities..............     1,200,906       21,632      3.60       1,319,499       37,171      5.63
                                ------------   ----------  --------      ----------   ----------   -------

Noninterest-bearing
liabilities:
  Demand deposits (including
    custodial escrow
    balances).................     252,025                                185,828
  Other liabilities...........      39,045                                 48,794
                                ------------                            ----------
    Total noninterest-bearing
    liabilities...............     291,070                                234,622
Shareholders' equity..........      72,504                                 64,656
                                ------------                            ----------

Total liabilities and
shareholders' equity..........  $1,564,480                           $  1,618,777
                                ============                            ==========
Net interest income before
 provision for loan and
 valuation losses.............              $     23,902                           $     19,796
                                             ============                            ==========

Interest rate spread.........................................3.18 %                                 2.20 %
                                                          ========                                =======

Net interest margin..........................................3.56 %                                 2.72 %
                                                          ========                                =======

Ratio of average interest-earning assets
 to average interest-bearing liabilities...................111.78 %                               110.21 %
                                                          ========                                =======



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

                                                    Quarter Ended                               Six Months Ended
                                                      June 30,                                      June 30,

                                                    2002 vs. 2001                                2002 vs. 2001
                                      ------------------------------------------   -------------------------------------------

                                                                Increase (Decrease) Due to Change in
                                      ----------------------------------------------------------------------------------------
                                        Volume          Rate           Total         Volume          Rate           Total
                                      ------------   ------------   ------------   ------------   ------------   -------------
                                                                          (In thousands)

Interest-earning assets:
  Loans, net....................... $     (3,731)  $     (3,295)  $     (7,026)  $     (2,834)  $     (6,957)  $     (9,791)
  Securities.......................          124             (4)           120           (659)          (279)          (938)
  Interest-earning deposits........          (86)           (97)          (183)          (196)          (249)          (445)
  FHLB stock.......................           20            (38)           (18)           (80)          (179)          (259)
                                      ------------   ------------   ------------   ------------   ------------   -------------

     Total interest-earning assets.       (3,673)        (3,434)        (7,107)        (3,769)        (7,664)       (11,433)

Interest-bearing liabilities:
  Passbook accounts................           16            (15)             1             30            (28)             2
  Money market and NOW accounts....          267           (564)          (297)           677           (967)          (290)
  Certificates of deposit..........       (1,412)        (2,659)        (4,071)          (792)        (5,281)        (6,073)
  FHLB borrowings..................         (291)          (291)        (2,072)        (2,605)        (4,168)        (6,773)
                                      ------------   ------------   ------------   ------------   ------------   -------------
  Borrowed money and guaranteed
  preferred beneficial interests ..       (1,708)        (1,708)        (1,814)        (1,725)          (680)        (2,405)
                                      ------------   ------------   ------------   ------------   ------------   -------------

     Total interest-bearing
       liabilities.................       (3,128)        (5,125)        (8,253)        (4,415)       (11,124)       (15,539)
                                      ------------   ------------   ------------   ------------   ------------   -------------

Change in net interest income
  before provision
  for loan and valuation losses.... $       (545)  $      1,691   $      1,146   $        646   $      3,460   $      4,106
                                      ============   ============   ============   ============   ============   =============


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

                                                              June 30,              December 31,               June 30,
                                                                2002                    2001                     2001
                                                            -------------          ---------------          ----------------
                                                                                (Dollars in thousands)


Nonaccrual residential mortgage loans................    $        14,513        $          19,039        $           21,113
Nonaccrual  commercial real estate,  commercial loans
   and school financing..............................             19,136                   18,172                    13,094
Nonaccrual consumer loans............................                 19                       40                       147
                                                            -------------          ---------------          ----------------
   Total nonperforming loans.........................             33,668                   37,251                    34,354
Foreclosed real estate...............................              4,641                    8,355                     3,343
                                                            -------------          ---------------          ----------------
   Total nonperforming assets........................    $        38,309        $          45,606        $           37,697
                                                            =============          ===============          ================
Total nonperforming loans to total loans.............               2.58  %                  2.74  %                   2.46  %
                                                            =============          ===============          ================
Total nonperforming assets to total assets...........               2.36  %                  2.79  %                   2.24  %
                                                            =============          ===============          ================
Ratio of allowance for loan and  valuation  losses to
   total nonperforming loans.........................              28.20  %                 25.07  %                  26.61  %
                                                            =============          ===============          ================


We accrue interest on government-sponsored loans such as Federal Housing Administration insured and Veteran's Administration guaranteed loans which are past due 90 or more days, as the interest on these loans is generally insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $49.3 million, $55.2 million and $82.3 million at June 30, 2002, December 31, 2001 and June 30, 2001, respectively. Nonaccrual mortgage loans as a percentage of total loans were 1.1% at June 30, 2002, 1.4% at December 31, 2001 and 1.2% at June 30, 2001.

The nonaccrual residential mortgage loans have improved at June 30, 2002 as compared to June 30, 2001. The improvement is due to maturity and improvement in certain portfolios acquired in 2000 and 1999 on which the recourse option we had was eliminated with the bankruptcy of the seller/servicer. The balance of these loans in nonaccrual at June 30, 2002 totals $3.0 million as compared to $5.8 million at June 30, 2001. Associated with these nonaccrual loans, we have recorded $1.5 million of discounts at June 30, 2002.

The increase in nonaccrual commercial loans and school financing in the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 is attributable to the overall increase in commercial lending at Matrix Capital Bank. This is apparent in the increase in our SBA originated and purchased loans and the increased amount of those loans in nonaccrual status, which at June 30, 2002 was $9.0 million, as compared to $8.1 million at December 31, 2001. It should be noted, however, that approximately $5.9 million of the principal of these SBA loans is guaranteed, and as such, our credit risk is reduced despite the increase in the balances. Increases in other types of commercial loans at Matrix Capital Bank are predominately secured by real estate. Also included are school financing delinquencies, which at June 30, 2002 was $4.4 million as compared to $4.7 million at December 31, 2001. The majority of the delinquent school financing loans are secured by real estate.

The percentage of the allowance for loan losses to nonaccrual loans varies due to the nature of our portfolio of loans. We analyze the collateral for each nonperforming loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "--Comparison of Results of Operations for the Quarters Ended June 30, 2002 and 2001."

Liquidity and Capital Resources

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The trend of nominal net cash provided by our operating activities for the six months ended June 30, 2002 is anticipated to continue to be the trend for the remainder of the year. We do not anticipate significant organizational growth, and do not anticipate significant fluctuations in our operating activities.

The Company has a bank stock loan agreement, which consists of two components, a term loan and a revolving line of credit. As of June 30, 2002, the balance of the term loan was $8.2 million and the balance of the revolving line of credit was $5.6 million.

Matrix Bank's future growth is expected to be achieved through retail deposit growth, brokered deposits, borrowings from the Federal Home Loan Bank, custodial deposits from affiliates and deposits directed to Matrix Bank by third party institutions. Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the Federal Home Loan Bank as its primary source for borrowings. At June 30, 2002, Matrix Bank had short-term borrowings of $289.6 million and term borrowings of $157.3 million from the Federal Home Loan Bank of Topeka and Dallas. Matrix Bank also utilizes brokered deposits as a source of liquidity. The balance of brokered deposits at June 30, 2002 was $221.9 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur.

Matrix Bank, a well capitalized institution, had a leverage capital ratio of 6.73% at June 30, 2002. This exceeded the well capitalized leverage capital requirement of 5.0% of adjusted assets by $26.4 million. Matrix Bank's risk-based capital ratio was 12.53% at June 30, 2002, which currently exceeds the well capitalized risk-based capital requirement of 10.0% of risk-weighted assets by $22.0 million.

Matrix Financial's principal source of funding for its loan origination business consists of a warehouse line of credit provided to Matrix Financial by Matrix Bank, as well as a warehouse line of credit provided to Matrix Financial by an unaffiliated financial institution. As of June 30, 2002, Matrix Financial had a $80.0 million warehouse line of credit facility provided by an unaffiliated financial institution, as amended effective April 1, 2002. As of June 30, 2002, $75.0 million was available to be utilized. Matrix Capital Markets' future growth will be supported by a $40.0 million warehouse line of credit provided to Matrix Capital Markets, guaranteed by Matrix Bancorp, by an unaffiliated financial institution, effective March 29, 2002. As of June 30, 2002, Matrix Capital Markets had $40.0 million available to be utilized.

Our principal source of funding for school financing are internal capital, sales of loans to a third party institution and a partnership trust with an unaffiliated financial institution. Amounts available to be sold and amounts to be financed are at the purchaser's and lender's sole discretion. We are pursuing additional third party financing and sales options for ABS.

In the ordinary course of business, we make commitments to originate residential mortgage loans and hold originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the loans being held for delivery. We mitigate this risk through the use of mandatory and best effort forward commitments to sell loans. As of June 30, 2002, we had $444.7 million in pipeline and funded loans offset with mandatory forward commitments of $345.5 million and best effort forward commitments of $99.3 million.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended June 30, 2002 and the six-month period ended June 30, 2002, there were no material changes to the quantitative and qualitative disclosures about market risk presented in the Annual Report on Form 10-K for the year ended December 31, 2001. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Risk Sensitive Assets and Liabilities" and Item 1. "Business Mortgage Servicing Activities --Hedging of Servicing Rights" in the Form 10-K for December 31, 2001 for a detailed discussion.

                           Part II - Other Information


Item 1. Legal Proceedings

Sterling Trust Company ("Sterling Trust") was named a defendant in an action filed in October 1999 styled John A. Redin, et al. v. Sterling Trust Company, et al. in the Superior Court of the State of California for the County of Los Angeles. The plaintiffs in this action sought to certify a class action on behalf of all persons and entities that invested in promissory notes issued by Personal Choice Opportunities. The plaintiffs alleged, among other things, that Sterling Trust, as custodian of the plaintiffs' self-directed IRAs, breached its fiduciary duty and was negligent. In January 2002, this matter was settled. The settlement, which was approved by the Court in July 2002, requires no payment from Sterling other than the $5,000 retention amount pursuant to the terms of the Company's insurance policy. The remainder of the settlement consideration is to be paid the by Company's insurer. The settlement will become final if no appeals from the Court approval of the settlement are filed prior to the established deadline for appeal (which Sterling Trust estimates to be approximately 60 to 90 days from the date of Court approval). If any appeal to approval by the Court of the settlement is filed, the settlement will become final only if and when any such appeals are resolved in favor of approval of the settlement. There can be no assurances that appeals of Court approval of the settlement will not be filed or, if they are filed, that they will not be successful in reversing the approval of the Court.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on May 17, 2002. At the meeting, the shareholders voted to re-elect two directors of the Company, Richard V. Schmitz and D. Mark Spencer, to hold office until the Annual Meeting to be held in 2005, or until each person's successor is duly elected and qualified ("Proposal 1"). The other directors whose terms continue after the Annual Meeting are Guy A. Gibson, David W. Kloos, David A. Frank, Lester Ravitz and Robert T. Slezak.

In addition, the shareholders were asked to consider and act upon a proposal to ratify the appointment of KPMG LLP as independent auditors for the Company for the 2002 fiscal year ("Proposal 2"). No other matters were voted on at the Annual Meeting. A total of 4,771,848 shares were represented at the meeting, in person or by proxy.

The number of shares that were voted for and that were withheld from, each of the director nominees in Proposal 1 was as follows:

Director Nominee                For                  Withheld
----------------                ---                  --------

Richard V. Schmitz             4,702,257              69,591
D. Mark Spencer                4,702,257              69,591

In Proposal 2, KPMG LLP was ratified as the independent auditors for the Company for fiscal year 2002, with 4,756,347 shares voting for, 13,001 shares voting against and 2,500 shares abstaining.

Item 6. Exhibits and Reports on Form 8-K

a)   Exhibits

*10.1 Warehousing Credit and Security Agreement, dated as of March 29, 2002, by and between Matrix Capital Markets, Inc., as borrower, and Residential Funding Corporation, as agent.

*10.2 First Amendment to Warehousing Credit and Security Agreement, dated as of May 24, 2002, by and between Matrix Capital Markets, Inc., as borrower, and Residential Funding Corporation, as agent.


b)   Reports on Form 8-K

- The Company filed a Form 8-K with the Securities and Exchange Commission on June 6, 2002 (Item 5), which contained a press release announcing the resignation of Guy A. Gibson as President and Chief Executive Officer of the Company and Mr. Gibson's Consulting Agreement.
----------------------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MATRIX BANCORP, INC.



Dated:  July 30, 2002                    /s/ D. Mark Spencer
      ---------------------              ---------------------------------------
                                         D. Mark Spencer
                                         President and Co-Chief Executive
                                         Officer
                                         (Principal Executive Officer)


Dated:  July 30, 2002                    /s/ David W. Kloos
      ---------------------              ---------------------------------------
                                         David W. Kloos
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Principal Accounting and
                                         Financial Officer)

                               INDEX TO EXHIBITS


Exhibit
Number    Description
------    -----------


*10.1 Warehousing Credit and Security Agreement, dated as of March 29, 2002, by and between Matrix Capital Markets, Inc., as borrower, and Residential Funding Corporation, as agent.

*10.2 First Amendment to Warehousing Credit and Security Agreement, dated as of May 24, 2002, by and between Matrix Capital Markets, Inc., as borrower, and Residential Funding Corporation, as agent.

-----------------------
*Filed herewith.