Form 10-Q
period 2002-09-30
MATRIX BANCORP INC
filed 2002-11-05
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-21231

MATRIX BANCORP, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1233716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 17th Street, Suite 100 Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 595-9898

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on November 1, 2002 was 6,454,244 shares.

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

MATRIX BANCORP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and cash equivalents	$80,063	$52,501
Interest-earning deposits and federal funds sold	1,544	31,959
Securities available for sale	25,202	6,963
Loans held for sale, net	1,186,078	1,157,989
Loans held for investment, net	263,695	191,161
Mortgage servicing rights, net	75,016	78,712
Other receivables	51,197	71,391
Federal Home Loan Bank stock, at cost	30,979	18,181
Premises and equipment, net	27,223	13,631
Other assets, net	37,049	24,451

Total assets	$1,778,046	$1,646,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$955,555	$866,235
Custodial escrow balances	149,574	129,665
Draft payable	11,357	28,875
Payable for purchase of mortgage servicing rights	1,478	4,738
Federal Home Loan Bank borrowings	421,304	303,361
Borrowed money	68,858	162,532
Guaranteed preferred beneficial interests	64,500	59,500
Other liabilities	27,131	8,500
Income taxes payable and deferred income taxes payable	9,952	12,221

Total liabilities	1,709,709	1,575,627

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $.0001; authorized 5,000,000 shares; no shares outstanding	—	—
Common stock, par value $.0001; authorized 50,000,000 shares; issued and outstanding 6,454,244 and 6,518,604 shares at September 30, 2002 and December 31, 2001, respectively	1	1
Additional paid in capital	20,080	20,800
Retained earnings	48,227	50,486
Accumulated other comprehensive income	29	25

Total shareholders’ equity	68,337	71,312

Total liabilities and shareholders’ equity	$1,778,046	$1,646,939

See accompanying notes.

MATRIX BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share information)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Interest income
Loans and securities	$21,692	$23,681	$66,666	$79,036
Interest-earning deposits	377	451	937	1,715

Total interest income	22,069	24,132	67,603	80,751

Interest expense
Deposits	4,656	8,981	16,551	27,236
Borrowed money and guaranteed preferred beneficial interests	4,837	5,816	14,574	24,384

Total interest expense	9,493	14,797	31,125	51,620

Net interest income before provision for loan and valuation losses	12,576	9,335	36,478	29,131
Provision for loan and valuation losses	1,308	648	3,008	2,150

Net interest income after provision for loan and valuation losses	11,268	8,687	33,470	26,981

Noninterest income
Loan administration	7,157	6,587	24,161	22,352
Brokerage	3,728	867	6,555	3,161
Trust services	1,189	1,176	3,929	3,672
Real estate disposition services	1,049	616	2,944	1,871
Gain on sale of loans and securities	135	47	285	1,450
Gain on sale of mortgage servicing rights, net	—	—	1,054	435
Loan origination	8,178	10,344	24,404	22,622
School services	881	1,373	3,702	3,860
Other	1,558	1,490	3,764	3,605

Total noninterest income	23,875	22,500	70,798	63,028

Noninterest expense
Compensation and employee benefits	14,706	13,204	44,317	36,975
Amortization of mortgage servicing rights	6,037	6,010	17,073	15,598
Occupancy and equipment	2,437	1,659	5,956	4,842
Postage and communication	1,137	964	3,424	2,946
Professional fees	1,041	766	2,350	2,153
Data processing	761	786	2,406	2,127
Impairment on mortgage servicing rights	8,000	1,115	9,219	1,115
Other general and administrative	10,259	5,911	24,708	17,474

Total noninterest expense	44,378	30,415	109,453	83,230

Income (loss) before income taxes	(9,235)	772	(5,185)	6,779
Provision (benefit) for income taxes	(4,034)	144	(2,926)	2,210

Income (loss) before cumulative effect of a change in accounting principle	(5,201)	628	(2,259)	4,569
Less cumulative effect of a change in accounting principle, net of tax benefit of $190	—	—	—	360

Net income (loss)	$(5,201)	$628	$(2,259)	$4,209

MATRIX BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
(Dollars in thousands, except share information)
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss) per share before accounting change	$(0.81)	$0.10	$(0.35)	$0.70
Less cumulative effect of a change in accounting principle	—	—	—	0.05

Net income (loss) per share	$(0.81)	$0.10	$(0.35)	$0.65

Net income (loss) per share assuming dilution before accounting change	$(0.81)	$0.10	$(0.35)	$0.69
Less cumulative effect of a change in accounting principle	—	—	—	0.05

Net income (loss) per share assuming dilution	$(0.81)	$0.10	$(0.35)	$0.64

Weighted average shares	6,454,244	6,482,991	6,465,083	6,498,660

Weighted average shares assuming dilution	6,454,244	6,566,968	6,465,083	6,560,025

See accompanying notes.

MATRIX BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid In	Treasury	Retained	Accumulated Other Comprehensive	Total Shareholders’	Comprehensive
	Shares	Amount	Capital	Shares	Earnings	Income	Equity	Income (loss)
Nine Months Ended September 30, 2002
Balance at December 31, 2001	6,518,604	$1	$20,800	$—	$50,486	$25	$71,312
Comprehensive income (loss):
Net loss	—	—	—	—	(2,259)	—	(2,259)	$(2,259)
Net unrealized holding gains(1)	—	—	—	—	—	4	4	4

Comprehensive loss								$(2,255)

Issuance of stock related to employee stock purchase plan and options	1,700	—	6	—	—	—	6
Shares repurchased	(66,060)	—	—	(726)	—	—	(726)
Shares retired	—	—	(726)	726	—	—	—

Balance at September 30, 2002	6,454,244	$1	$20,080	$—	$48,227	$29	$68,337

Nine Months Ended September 30, 2001
Balance at December 31, 2000	6,558,904	$1	$23,004	$(1,775)	$41,974	$819	$64,023
Comprehensive income:
Net income	—	—	—	—	4,209	—	4,209	$4,209
Unrealized losses on securities, net of reclassification adjustment	—	—	—	—	—	(785)	(785)	(785)

Comprehensive income								$3,424

Issuance of stock related to employee stock purchase plan and options	12,500	—	103	—	—	—	103
Shares repurchased	(86,500)	—	—	(745)	—	—	(745)
Shares retired	—	—	(2,520)	2,520	—	—	—

Balance at September 30, 2001	6,484,904	$1	$20,587	$—	$46,183	$34	$66,805

(1) Disclosure of reclassification amount
Nine Months Ended September 30, 2002
Unrealized holding gain arising during period								$4
Less: reclassification adjustment of gains included in net loss								—

Net unrealized loss on securities								$4

See accompanying notes.

MATRIX BANCORP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Operating activities
Net income (loss)	$(2,259)	$4,209
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,729	2,309
Provision for loan and valuation losses	3,008	2,150
Amortization of mortgage servicing rights	17,073	15,598
Impairment of mortgage servicing rights	9,219	1,115
Gain on sale of loans and securities	(285)	(1,450)
Gain on sale of mortgage servicing rights	(1,054)	(435)
Loans originated for sale, net of loans sold	68,467	(259,679)
Loans purchased for sale	(299,673)	(97,763)
Proceeds from sale of loans held for sale	46,866	71,339
(Increase) decrease in securities held for sale	(18,233)	63,331
Originated mortgage servicing rights, net	(32,589)	(20,049)
Decrease (increase) in other receivables and other assets	7,401	(3,747)
Increase in other liabilities, deferred income taxes payable and income taxes payable	16,363	6,428

Net cash used in operating activities	(182,967)	(216,644)

Investing activities
Loans originated and purchased for investment	(97,165)	(128,511)
Principal repayments on loans	160,640	301,383
Redemption (purchase) of Federal Home Loan Bank stock	(12,798)	6,283
Purchases of premises and equipment	(16,128)	(13,712)
Acquisition of mortgage servicing rights	(3,260)	(7,427)
Proceeds from sale of mortgage servicing rights	11,047	1,598

Net cash provided by investing activities	42,336	159,614

Financing activities
Net increase in deposits	89,320	191,653
Net increase in custodial escrow balances	19,909	53,514
Increase (decrease) in revolving lines, net	25,938	(187,285)
Payment of notes payable	(1,624)	(8,781)
Proceeds from notes payable	—	1,786
Proceeds from issuance of guaranteed preferred beneficial interests	5,000	26,137
Payment of financing arrangements	(45)	(66)
Treasury shares repurchased	(726)	(745)
Proceeds from issuance of common stock related to employee stock option plan	6	103

Net cash provided by financing activities	137,778	76,316

(Decrease) increase in cash and cash equivalents	(2,853)	19,286
Cash and cash equivalents at beginning of period	84,460	53,170

Cash and cash equivalents at end of period	$81,607	$72,456

Supplemental disclosure of cash flow information
Cash paid for interest expense	$32,142	$45,826

Cash (received) paid for income taxes	$(3,278)	$4,107

See accompanying notes.

MATRIX BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Matrix Bancorp, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation have been included. For discussion of our organization and business, the accounting policies we follow and further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001. This quarterly report should be read in conjunction with that annual report.

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

Certain reclassifications have been made to prior periods’ consolidated financial statements and related notes to conform with the current period presentation.

2.    New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, that superseded Accounting Principles Board (APB) Opinion No. 17. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are to be reviewed at least annually for impairment. SFAS 142 also changes the amortization methodology in intangible assets that are deemed to have finite lives, and adds to required disclosures regarding goodwill and intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 on January 1, 2002 by the Company did not have a material impact on the consolidated financial statements, and is not anticipated to have a material impact in the future. Amortization of goodwill previously reported in net income is not material. Under guidance in SFAS 142 in the prior quarter, management performed an analysis concerning potential impairment on the goodwill and determined no impairment was necessary. The analysis will be performed annually. The net carrying amount of goodwill at January 1, 2002 by the Company was $1.0 million.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of SFAS Statements No. 4 (Reporting Gains and Losses from Extinguishment of Debt), No. 44 (Accounting for Intangible Assets of Motor Carriers), and No. 64 (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of SFAS No. 13 (Accounting for Leases), and Technical Corrections. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. SFAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 on May 15, 2002 by the Company did not have a material impact on the consolidated financial statements, and is not anticipated to have a material impact in the future.

MATRIX BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

2.    New Accounting Standards (continued)

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged.

3.    Net Income (Loss) Per Share

The following table sets forth information for the computation of net income (loss) per share and net income per share assuming dilution:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Numerator:
Net income (loss)	$(5,201)	$628	$(2,259)	$4,209

Denominator:
Weighted average shares outstanding	6,454,244	6,482,991	6,465,083	6,498,660
Effect of dilutive securities:
Common stock options	—	83,977	—	61,365

Potential dilutive common shares	—	83,977	—	61,365

Denominator for net income (loss) per share assuming dilution	6,454,244	6,566,968	6,465,083	6,560,025

Assuming conversion at the beginning of each period in 2002, the aggregate weighted average of potentially dilutive securities, which are comprised of stock options, would be 85,916 and 109,407 for the quarter and nine months ended September 30, 2002, respectively. These securities are anti-dilutive due to the losses for each of the aforementioned periods. Therefore, these options have not been used in the calculation of diluted earnings per share.

4.    Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

	Nine Months Ended September 30, 2002	Year Ended December 31, 2001
	(In thousands)
Balance at beginning of period, net	$78,712	$71,529
Purchases	—	530
Originated, net	32,589	30,129
Amortization	(17,073)	(21,862)
Sales	(9,993)	(1,433)
Change in valuation allowance, net	(9,219)	(181)

Balance at end of period, net	$75,016	$78,712

MATRIX BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

4.    Mortgage Servicing Rights (continued)

Amortization of mortgage servicing rights was $6.0 million for both the quarters ended September 30, 2002 and 2001. Mortgage servicing rights are amortized in proportion to and over the period of estimated future net servicing income, and the calculation is adjusted quarterly. Amortization of mortgage servicing rights fluctuates based on the size of the mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio, among other factors, which are affected by the current interest rate environment. Based on the nature of the components of the calculation, future levels of amortization are difficult to predict.

The Company’s mortgage servicing portfolio, which includes owned loans but excludes sub-serviced loans, was comprised of the following:

	September 30, 2002		December 31, 2001
	Number of Loans	Principal Balance Outstanding	Number of Loans	Principal Balance Outstanding
	(Dollars in thousands)
Freddie Mac	9,832	$466,297	12,422	$613,527
Fannie Mae	29,453	1,975,609	31,069	1,885,197
Ginnie Mae	27,369	1,996,984	26,718	1,820,691
VA, FHA, conventional and other loans	13,640	1,260,962	15,946	1,336,950

	80,294	$5,699,852	86,155	$5,656,365

The Company’s custodial escrow balances shown in the accompanying condensed consolidated balance sheets at September 30, 2002 and December 31, 2001 pertain to escrowed payments of taxes and insurance and principal and interest on loans serviced by the Company.

5.    Deposits

Deposit account balances are summarized as follows:

	September 30, 2002			December 31, 2001
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
Passbook accounts	$7,523	0.79%	2.09%	$4,291	0.50%	3.12%
NOW accounts	110,332	11.55	0.48	107,183	12.37	0.94
Money market accounts	321,026	33.60	1.50	249,234	28.77	2.11

	438,881	45.93	1.17	360,708	41.64	1.74
Certificate accounts	516,674	54.07	3.82	505,527	58.36	5.98

	$955,555	100.00%	2.61%	$866,235	100.00%	4.36%

At September 30, 2002 and December 31, 2001, brokered deposits accounted for approximately $362.2 million and $361.2 million, respectively, of the total certificate accounts shown above.

6.    Federal Home Loan Bank Stock and Borrowings

        During the second quarter of 2001, the Company announced the relocation of the domicile of its banking subsidiary, Matrix Capital Bank, from Las Cruces, New Mexico to Denver, Colorado. The relocation was completed in the second quarter of 2002. Matrix Bank is offering all of its existing banking services in the Denver market.

MATRIX BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

6.    Federal Home Loan Bank Stock and Borrowings (continued)

In connection with the change of domicile, Matrix Bank obtains Federal Home Loan Bank (FHLB) advances from FHLB of Topeka, which is the FHLB that serves Denver, Colorado and utilizes FHLB of Topeka as its primary correspondent bank. Long-term advances with FHLB of Dallas that existed prior to the change of domicile are still outstanding under their original terms.

The balances of FHLB stock are as follows:

	September 30, 2002	December 31, 2001
	(In thousands)
FHLB of Dallas stock, at cost	$14,529	$18,181
FHLB of Topeka stock, at cost	16,450	—

Total FHLB stock	$30,979	$18,181

The balances of FHLB borrowings are as follows:

	September 30, 2002	December 31, 2001
	(In thousands)
FHLB of Dallas borrowings	$147,304	$303,361
FHLB of Topeka borrowings	274,000	—

Total FHLB borrowings	$421,304	$303,361

Availability at the FHLB totaled $112,018,000 at September 30, 2002 and $40,362,000 at December 31, 2001.

7.    Guaranteed Preferred Beneficial Interests in the Company’s Junior Subordinated Debentures

On July 25, 2002, Matrix Bancorp Capital Trust V, a Delaware business trust formed by the Company, completed the sale of $5.0 million of floating rate (six-month LIBOR plus 3.625%) preferred securities, due July 25, 2032. The Company has the right to redeem the securities, in whole or in part, on or after July 25, 2007, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

8.    Commitments and Contingencies

At September 30, 2002, the Company had $898.0 billion in pipeline and funded loans offset with mandatory forward commitments of $488.5 million and best effort forward commitments of $104.8 million.

9.    Relocation of Matrix Capital Bank’s Domicile

During the second quarter of 2001, the Company announced a plan to relocate the domicile of Matrix Bank to Denver, Colorado from Las Cruces, New Mexico. The relocation was generally completed in May 2002 with the opening of Matrix Bank operations in a high-rise building in downtown Denver, which is owned by an operating subsidiary of Matrix Bank. The building has been named Matrix Financial Center. The purchase was completed in June 2002.

Associated with the purchase of Matrix Financial Center, Matrix Bancorp and certain subsidiaries with various leased office space throughout the Denver metropolitan area moved their offices into Matrix Financial Center. Associated with this move, an approximate $700,000 pre-tax charge was recognized in other general and administrative expenses during the quarter ended June 30, 2002. The expenses consist of anticipated losses

MATRIX BANCORP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

9.    Relocation of Matrix Capital Bank’s Domicile (continued)

recognized in connection with amounts to be paid on the previous office space leases greater than anticipated sublease payment amounts to be received. The move of subsidiary offices to Matrix Financial Center was generally completed in September 2002.

10.    Segment Information

	Traditional Banking	Mortgage Banking	Servicing Brokerage and Consulting	School Services	All Others	Total
	(In thousands)
Quarter ended September 30, 2002:
Revenues from external customers:
Interest income	$14,345	$6,462	$2	$1,499	$(239)	$22,069
Noninterest income	731	14,944	3,338	1,365	3,497	23,875
Intersegment revenues	4,692	803	219	9	707	6,430
Segment profit (loss) before income taxes	3,812	(9,494)	1,535	(1,772)	(3,316)	(9,235)

Quarter ended September 30, 2001:
Revenues from external customers:
Interest income	$15,384	$7,010	$—	$1,724	$14	$24,132
Noninterest income	1,379	15,714	758	2,157	2,492	22,500
Intersegment revenues	4,973	1,483	158	—	1,485	8,099
Segment profit (loss) before income taxes	4,028	420	(415)	121	(3,382)	772

Nine months ended September 30, 2002:
Revenues from external customers:
Interest income	$41,534	$21,088	$2	$4,991	$(12)	$67,603

	Traditional Banking	Mortgage Banking	Servicing Brokerage and Consulting	School Services	All Others	Total
	(In thousands)
Noninterest income	3,449	46,996	5,239	5,281	9,833	70,798
Intersegment revenues	14,322	2,186	635	27	2,134	19,304
Segment profit (loss) before income taxes	15,401	(7,181)	1,785	(4,825)	(10,365)	(5,185)

Nine months ended September 30, 2001:
Revenues from external customers:
Interest income	$53,597	$22,077	$—	$4,967	$110	$80,751
Noninterest income	5,236	40,646	2,920	5,030	9,196	63,028
Intersegment revenues	16,439	4,844	489	—	2,440	24,212
Segment profit (loss) before income taxes	14,771	2,305	(934)	(277)	(9,086)	6,779

	Quarter Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)
Income (Loss):
Total income (loss) for reportable segments	$(5,919)	$4,154	$5,180	$15,865
Other loss	(3,203)	(3,276)	(9,996)	(8,991)
Adjustment of intersegment loss in consolidation	(113)	(106)	(369)	(95)

Income (loss) before income taxes	$(9,235)	$772	$(5,185)	$6,779

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Matrix Bancorp, Inc. (occasionally referred to in this document, on a consolidated basis, as “us,” “we,” the “Company” or similar terms) is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, mortgage banking, trust and clearing activities, lending activities and other fee-based services. Our traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. Our mortgage banking activities consist of originating residential mortgages; servicing residential mortgage portfolios for investors; purchasing and selling residential mortgage servicing rights; offering brokerage, consulting and analytical services to financial services companies and financial institutions; and providing real estate management and disposition services. Our trust and clearing activities focus primarily on offering specialized custody and clearing services to banks, trust companies, broker-dealers, third party administrators and investment professionals, as well as the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. Our other fee-based services and lending activities include providing outsourced business services, such as budgeting, governmental reporting, accounts payable, payroll, facility and safety management and comprehensive insurance programs to charter schools. We also offer financing to charter schools for the purchase of school sites and equipment. Our primary operating subsidiaries are: Matrix Capital Bank; Matrix Financial Services Corporation; Matrix Capital Markets, Inc.; Matrix Asset Management Corporation; ABS School Services, L.L.C.; Matrix Advisory Services, L.L.C.; Sterling Trust Company; First Matrix Investment Services Corp.; Matrix Tower Holdings, LLC; plus an equity interest in Matrix Settlement & Clearance Services, LLC.

The principal components of our revenues consist of:

•	net interest income recorded by Matrix Bank, Matrix Financial and ABS;

•	loan origination fees generated by Matrix Financial, and to a lesser extent, Matrix Bank;

•	loan administration fees generated by Matrix Financial;

•	brokerage and consulting and disposition services fees realized by Matrix Capital Markets, First Matrix and Matrix Asset Management;

•	trust service fees generated by Sterling Trust;LP6

•	gain on sales of mortgage loans and mortgage servicing rights generated by Matrix Bank and Matrix Financial; and

•	school service fees generated by ABS.

Our results of operations are influenced by changes in interest rates, and the effect of these changes on our interest margins, the volume of loan originations, mortgage loan prepayments, and the value of our mortgage servicing investment. Our fee-based businesses are affected to a lesser extent by interest rates and to a greater extent by competition and general market conditions.

Critical Accounting Policies

The Company and its subsidiaries have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of the Company’s consolidated financial statements. The significant accounting policies of the Company are described in Note 2 of the consolidated financial statements on Form 10-K as of December 31, 2001. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgment and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan and valuation losses is a critical accounting policy that requires significant judgments, assumptions and estimates used in preparation of its consolidated financial statements. See discussion at “—Asset and Liability Management, Analysis of Allowance for Loan and Valuation Losses” in the Form 10-K for December 31, 2001 for a detailed description of the Company’s process and methodology related to the allowance for loan and valuation losses.

The Company also considers the valuation of mortgage servicing rights to be a critical accounting policy that requires judgments, assumptions and estimates concerning impairment of their value in certain interest rate environments. See discussion at “—Business, Mortgage Servicing Activities” in the Form 10-K for December 31, 2001 for a detailed discussion of the nature of servicing rights, and see Note 2 of the consolidated financial statements on Form 10-K as of December 31, 2001 for a detailed discussion concerning the valuation of mortgage servicing rights.

The Company also considers the judgments and assumptions concerning litigation as a critical accounting policy. The Company has been notified that we are a defendant in a number of legal proceedings. Most of these cases involve ordinary and routine claims incidental to our business. Based on management’s analysis, no accrual for loss has been made as of September 30, 2002 for any such cases. For a description of certain potentially significant proceedings, see the Legal Proceedings section in the Form 10-K for December 31, 2001, and additional discussion at Part II. Item I. “—Legal Proceedings” of this Form 10-Q. With respect to all pending litigation matters, our ultimate legal responsibility, if any, cannot be estimated with certainty. Based on the ultimate outcome of such proceedings, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to such proceedings.

Forward-Looking Information

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: third party claims or actions in relation to the ongoing or future bankruptcies of the Company’s customers; interest rate fluctuations; level of delinquencies; defaults and prepayments; general economic conditions; competition; government regulation; the outcome of pending or possible future litigation; the actions or inactions of third parties, including those that are parties to the existing bankruptcies of the Company’s customers or litigation related thereto; unanticipated developments in connection with the bankruptcy actions or litigation described above, including judicial variation from existing legal precedent and the decision by one or more parties to appeal decisions rendered; the risks and uncertainties discussed elsewhere in the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 14, 2002; and in the Company’s current report on Form 8-K, filed with the SEC on March 14, 2001; and the uncertainties set forth from time to time in the Company’s periodic reports, filings and other public statements.

Comparison of Results of Operations for the Quarters Ended September 30, 2002 and 2001

Net Income (Loss).    For the quarter ended September 30, 2002, there was a net loss, including a $9.6 million pre-tax charge against the value of the mortgage servicing rights and related servicing advances discussed below, of $(5.2) million, or $(0.81) per diluted share, as compared to net income of $628,000, or $0.10 per diluted share, for the quarter ended September 30, 2001, which results included a $1.4 million pre-tax charge for impairment on assets. Of the $9.6 million pre-tax charge recorded during the quarter ended September 30, 2002, $8.0 million related to non-cash impairment reserve against our investment in mortgage servicing rights, $600,000 was additional reserves against assets acquired in previously disclosed transactions from Harbor Financial and Island Mortgage, and $800,000 was additional reserve against delinquent receivables at ABS, which primarily related to one school. The noted reserves were in addition to the regular, historical levels of reserve normally provided for on a quarterly basis.

Net Interest Income.    Net interest income before provision for loan and valuation losses increased $3.3 million, or 34.7%, to $12.6 million for the quarter ended September 30, 2002 as compared to $9.3 million for the quarter ended September 30, 2001. Our net interest margin increased 79 basis points (equivalent to 0.0079 percentage points) to 3.54% for the quarter ended September 30, 2002 from 2.75% for the quarter ended September 30, 2001, and interest rate spread increased to 3.15% for the quarter ended September 30, 2002 from 2.12% for the quarter ended September 30, 2001. The increase in net interest income before provision for loan valuation losses was primarily due to a 211 basis point decrease in the cost of our interest-bearing liabilities, driven by decreases in interest rates, which have significantly impacted the rates paid by Matrix Bank for Federal Home Loan Bank borrowings that decreased 116 basis points to 2.77% for the quarter ended September 30, 2002 as compared 3.93% for the quarter ended September 30, 2001. The interest rate on short-term borrowings fluctuates with the federal funds rate, which remain at or near 40-year lows. The decrease in our cost of interest-bearing liabilities was partially offset by a decrease in the yield earned on our average loan portfolio to 6.32% for the quarter ended September 30, 2002 as compared to 7.48% for the quarter ended September 30, 2001. The increase was also due to a $44.1 million increase in our average noninterest-bearing deposits between the two comparable quarters, combined with a slight increase in our average interest-earning assets to $1.42 billion for the quarter ended September 30, 2002 as compared to $1.36 billion for the quarter ended September 30, 2001.

For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities, as well as changes in interest rates, see “—Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes.”

Provision for Loan and Valuation Losses.    The provision for loan and valuation losses increased $660,000 to $1.3 million for the quarter ended September 30, 2002 as compared to $648,000 for the quarter ended September 30, 2001. The increase in the provision was mainly due to increased reserves and write-offs recorded at Matrix Bank and Matrix Financial. For a discussion of the Company’s allowance for loan losses as it relates to nonperforming assets, see “—Asset Quality—Nonperforming Assets.”

Loan Administration.    Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees, gains on sales of repurchased Federal Housing Adminstration (FHA) and Veteran’s Administration (VA) loans and other ancillary charges. Loan administration fees increased $600,000, or 8.6%, to $7.2 million for the quarter ended September 30, 2002 as compared to $6.6 million for the quarter ended September 30, 2001. The increase includes gains on sale of previously repurchased FHA and VA loans of $400,000 for the quarter ended September 30, 2002 as compared to $100,000 for the quarter ended September 30, 2001. Gains on sale of previously repurchased FHA and VA loans relate to delinquent loans which are purchased out of loan pools on which the Company acts as servicer and then re-sells into the secondary market. Loan service fees are also affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio had an average balance of $5.6 billion for the quarter ended September 30, 2002 as compared to an average balance of $5.5 billion for the quarter ended September 30, 2001. There was an increase in the average service fee rate (including all ancillary income) to 0.47% for the third quarter of 2002 as compared to 0.45% for the third quarter of 2001. The increase in the service fees is due to the Company’s decision to retain the servicing on a majority of the FHA and VA loans originated, which generally have higher service fees. Beginning in August of 2002, the Company began to sell the majority of its newly originated servicing under an assignment of trade contract. The Company in the near-term anticipates it will continue to sell the majority of its newly originated servicing. As a result, the Company anticipates loan administration fees decreasing as its servicing portfolio decreases through normal prepayments.

Loan Origination.    Loan origination income includes all mortgage loans fees, secondary marketing activity on new loan originations and servicing released premiums on new originations sold, net of origination costs. Loan origination income decreased $2.1 million to $8.2 million for the quarter ended September 30, 2002 as compared to $10.3 million for the quarter ended September 30, 2001. The decrease in loan origination income resulted from a decrease in net income spread to 61.2 basis points for the quarter ended September 30, 2002 as compared to 76.2 basis points for the quarter ended September 30, 2001, combined with a decrease in loans sold of $121.0 million to $848.7 million during the quarter ended September 30, 2002 as compared to $969.7 million during the quarter ended September 30, 2001. The decrease in the net income spread is a result of the ineffectiveness in the loan origination hedging program during the quarter ended September 30, 2002. The Company closed fewer loans than anticipated, and thus had committed to sell more loans than originated. The Company therefore incurred costs during the quarter on the extra hedge coverage. The higher than anticipated hedge ineffectiveness was primarily due to the level of refinancing on which it is more difficult to predict the probability of closure. This decrease was offset by an increase in wholesale residential mortgage loan production to $990.6 million for the quarter ended September 30, 2002 as compared to $838.7 for the quarter ended September 30, 2001.

Brokerage Fees.    Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage servicing rights, as well as brokerage income earned from whole loan activities, retail and fixed income activities and Small Business Administration (SBA) trading fees. Brokerage fees increased $2.9 million, or 330.0%, to $3.7 million for the quarter ended September 30, 2002 as compared to $867,000 for the quarter ended September 30, 2001. The increase was the result of a very strong quarter at Matrix Capital Markets in whole loan brokerage activities, where fees increased to $3.0 million for the quarter ended September 30, 2002 from $258,000 for the quarter ended September 30, 2001, as well as revenues generated as a result of the Company’s focus on the acquisition, pooling and selling of SBA loans and securities where revenue increased to $344,000 for the quarter ended September 30, 2002 versus $0 in the same quarter from prior year.

Trust Services.    Trust service fees remained consistent at $1.2 million for the quarters ended September 30, 2002 and September 30, 2001. During the quarter, the Trust Department at Matrix Bank began operations in full. Total trust accounts under administration at Sterling Trust and Matrix Bank increased to 44,673 at September 30, 2002 from 40,580 at September 30, 2001 and total assets under administration increased to over $6.5 billion at September 30, 2002 from $5.5 billion at September 30, 2001. Most of the growth in accounts and assets under administration occurred in third party administrator accounts, for which fees are earned based upon the volume of distributions processed. As a result, the fees for third party administrator business are generally lower than other types of accounts that are charged on an account fee basis.

Real Estate Disposition Services.    Real estate disposition services represents fees earned by Matrix Asset Management for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions. Real estate disposition services income increased $432,000, or 70.2%, to $1.1 million for the quarter ended September 30, 2002 as compared to $616,000 for the quarter ended September 30, 2001. The increase is due to an increase in the number of properties closed during the quarter ended September 30, 2002, which was 610, an increase of 61% when compared to the quarter ended September 30, 2001. Additionally, the increase is due to new clients obtained as a result of prior marketing efforts. Properties under management were 2,007 at September 30, 2002 as compared to 1,083 at September 30, 2001.

Gain on Sale of Loans and Securities.    Gain on sale of loans and securities increased $88,000 to $135,000 for the quarter ended September 30, 2002 as compared to $47,000 for the quarter ended September 30, 2001. Gain during the current quarter relates solely to the sale of SBA loans purchased, pooled into securities and sold. Gain on sale of loans and securities can fluctuate significantly from quarter to quarter and year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, and as market conditions dictate, we anticipate selling additional servicing rights to decrease our overall investment.

Gain on Sale of Mortgage Servicing Rights.    Gain on sale of mortgage servicing rights was $0 for both the quarter ended September 30, 2002 and September 30, 2001, as no mortgage servicing rights from the Company’s servicing portfolio were sold in those quarters. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter and year to year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, and as market conditions dictate, we anticipate selling additional servicing rights to decrease our overall investment.

School Services.    School services income represents fees earned by ABS for outsourced business and consulting services provided primarily to charter schools. School services income decreased $491,000 or 35.8% to $881,000 for the quarter ended September 30, 2002 as compared to $1.4 million for the quarter ended September 30, 2001. The decrease is due to a decrease in the number of core business service clients to 97 schools at September 30, 2002. Many of the marketing efforts made in the second quarter of 2002, in combination with a change of management, were completed too late to increase contracts for the 2002-2003 school year; however, the benefit of the efforts should be realized in the 2003-2004 school year.

Other Income.    Other income was fairly consistent at $1.6 million for the quarter ended September 30, 2002 as compared to $1.5 million for the quarter ended September 30, 2001. Other income includes service and ATM fees, rental income, structured finance trading activities, along with other miscellaneous income. Increases in the current quarter in rental income is due to increased rental properties including REO properties rented/leased, structured finance and fixed income trading due to increased volumes and timing of transactions, were offset by decreases in other miscellaneous income items.

Noninterest Expense.    Noninterest expense increased $14.0 million, or 45.9%, to $44.4 million for the quarter ended September 30, 2002 as compared to $30.4 million for the quarter ended September 30, 2001. This increase was predominantly due to inclusion of a $9.6 million non-cash impairment charge on mortgage servicing rights and related servicing advances as compared to $1.1 million comparable charge in prior years’ quarter, as well as $600,000 loss provision on previously disclosed transactions initiated in 1999 and 2000 with Harbor Financial and Island Mortgage at Matrix Bank, and $800,000 incremental reserves on ABS accounts receivable primarily relating to one account. Operational increases were in compensation and employee benefits expense and other general and administrative expenses.

The following table details the major components of noninterest expense for the periods indicated:

	Quarters Ended September 30,
	2002	2001
	(In thousands)
Compensation and employee benefits	$14,706	$13,204
Amortization of mortgage servicing rights	6,037	6,010
Occupancy and equipment	2,437	1,659
Postage and communication	1,137	964
Professional fees	1,041	766
Data processing	761	786
Impairment of mortgage servicing rights	8,000	1,115
Other general and administrative	10,259	5,911

Total	$44,378	$30,415

Compensation and employee benefits expense increased $1.5 million, or 11.4%, to $14.7 million for the quarter ended September 30, 2002 as compared to $13.2 million for the quarter ended September 30, 2001. This increase was primarily the result of growth and expansion at Matrix Bank, Matrix Capital Markets and First Matrix, as well as a 71% increase in costs of medical insurance related benefits. The Company experienced an overall increase of 18 employees to 912 employees at September 30, 2002 as compared to 894 employees at September 30, 2001.

Amortization of mortgage servicing rights remained consistent at $6.0 million for both the quarter ended September 30, 2002 and 2001. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the stabilization of the lower interest rates prevalent in the market, prepayment speeds on our servicing portfolio have decreased to an average of 23.2% for the quarter ended September 30, 2002 as compared to 25.1% for the quarter ended September 30, 2001, offset by an increase in the average balance in our mortgage servicing rights to $82.2 million at September 30, 2002 as compared to $73.5 million at September 30, 2001.

Impairment of mortgage servicing rights, which is a non-cash charge, increased to $8.0 million for the quarter ended September 30, 2002 as compared to $1.1 million for the quarter ended September 30, 2001. With regard to the impairment charge, the Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows. Due to the drop in interest rates, both the actual and anticipated prepayment speeds used in the valuation model increased causing the fair value of the servicing to decrease below the carrying basis which resulted in an impairment. The majority of the impairment related to the servicing rights retained by the Company on its originations over the last year. Further decreases in interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future quarters, including the fourth quarter of 2002.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other general and administrative expenses, and excluding the incremental charges and reserves discussed above, increased approximately $2.5 million, or 19.8%, to $12.6 million for the quarter ended September 30, 2002 as compared to $10.1 million for the quarter ended September 30, 2001. The increase was due to increased professional fees and occupancy charges which include moving expenses for the holding company and other subsidiaries to Matrix Financial Center, and an increase in subaccounting fees paid related to the third party wholesale deposits maintained at Matrix Bank.

Income Taxes.    Income taxes decreased by $4.2 million to a benefit of $(4.0) million for the quarter ended September 30, 2002 as compared to expense of $144,000 for the quarter ended September 30, 2001. Our effective tax benefit was 43.7% for the quarter ended September 30, 2002 as compared to 18.7% for the quarter ended September 30, 2001. The effective tax rates are affected by the level of tax-exempt income at ABS in proportion to the level of net income (loss).

Comparison of Results of Operations for the Nine Months Ended September 30, 2002 and 2001

Net Income (Loss).    Net income decreased $6.5 million to a net loss of $(2.3) million, or $(0.35) per diluted share, for the nine months ended September 30, 2002 as compared to $4.2 million, or $0.64 per diluted share, for the nine months ended September 30, 2001. The results for the nine months ended September 30, 2002 include a net of $9.2 million pre-tax, non-cash impairment charges on the mortgage servicing assets, as well as the incremental write-offs and reserves discussed in the quarterly comparison above, and the $700,000 loss on sublease. See further discussion at “—Comparison of Results of Operations for the Quarters Ended September 30, 2002 and 2001—Noninterest Expense” and “—Comparison of Results of Operations for the Quarters Ended June 30, 2002 and 2001—Noninterest Expense” in our Form 10-Q filed with the SEC for the quarter ended June 30, 2002.

Net Interest Income.    Net interest income before provision for loan and valuation losses increased $7.3 million, or 25.2%, to $36.5 million for the nine months ended September 30, 2002 as compared to $29.1 million for the nine months ended September 30, 2001. Similar to the discussion on the quarterly comparison, the increase is primarily due to an increase in our net interest margin of 81 basis points to 3.54% for the nine months ended September 30, 2002 from 2.73% for the nine months ended September 30, 2001. The increases in net interest income before provision for loan and valuation losses, net interest margin and interest rate spread for the nine months ended September 30, 2002 were primarily attributable to the following: a 34.7% increase in our average noninterest-bearing liabilities, which includes custodial balances, combined with a drop in the cost of our interest-bearing liabilities to 3.48% for the nine months ended September 30, 2002 from 5.49% for the nine months ended September 30, 2001. These effects were offset by a decrease in the yield on our interest-earning assets to 6.21% for the nine months ended September 30, 2002 from 7.66%. For additional discussion, see “—Comparison of Results of Operations for the Quarters Ended September 30, 2002 and 2001—Net Interest Income.”

For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see “—Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes.”

Provision for Loan and Valuation Losses.    Provision for loan and valuation losses increased $800,000 to $3.0 million for the nine months ended September 30, 2002 as compared to $2.2 million for the nine months ended September 30, 2001. This decrease was primarily attributable to an additional loan loss provisions recorded at Matrix Bank, Matrix Financial and ABS.

Loan Administration.    Loan administration fees increased $1.8 million, or 8.1%, to $24.2 million for the nine months ended September 30, 2002 as compared to $22.4 million for the nine months ended September 30, 2001. Included in the current year loan administration income was approximately $3.4 million of gain from the purchase and subsequent resale of FHA and VA loans from our mortgage servicing rights portfolio as compared to $1.3 million for prior year. Loan administration fees are also affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage servicing portfolio had a slight increase to an average balance of $5.8 billion for the nine months ended September 30, 2002 compared to $5.5 billion for the nine months ended September 30, 2001. There was a slight decrease in the average service fee rate (including all ancillary income) to 0.48% for the nine months ended September 30, 2002 as compared to 0.49% for the nine months ended September 30, 2001. The current year average service fee rate excludes the $3.4 million gain mentioned above, and prior year excludes a $360,000 transition adjustment recorded by the Company as a cumulative effect of a change in accounting principle and $275,000 of subservicing income from a portfolio sold in 2000 that was not transferred until 2001.

Loan Origination.    Loan origination income increased $1.8 million, or 8.0%, to $24.4 million for the nine months ended September 30, 2002 as compared to $22.6 million for the nine months ended September 30, 2001. The increase resulted from an increase in sales of our wholesale production of $5 million to $2.7 billion for the nine months ended September 30, 2002 as compared to $2.2 billion for the nine months ended September 30, 2001, with a comparable net income spread of 60.2 basis points year-to-date 2002 versus 61.9 basis points year-to-date 2001. Included in prior year income was $1.3 million from the gain on sale of guaranteed portions of newly originated or purchased SBA loans as compared to nominal amounts in the current year. In addition, the two periods experienced comparable wholesale originations of $2.6 billion for the nine months ended September 30, 2002 as compared to $2.5 billion for the nine months ended September 30, 2001.

Brokerage Fees.    Brokerage fees increased $3.4 million, or 107.4% to $6.6 million for the nine months ended September 30, 2002 as compared to $3.2 million in the same nine-month period 2001. Similar to the discussion in the quarterly comparison above, the increase is primarily related to the revenues generated as a result of strong whole loan brokerage activities and the Company’s focus on the acquisition, pooling and selling of SBA loans and securities.

Trust Services.    Trust service fees increased $258,000 to $3.9 million for the nine months ended September 30, 2002 as compared to $3.7 million for the nine months ended September 30, 2001, and similar to the discussion in the quarterly comparison above, is due to an increase in the third party administrator accounts under administration.

Real Estate Disposition Services.    Real estate disposition services income increased $1.1 million, or 57.3%, to $2.9 million for the nine months ended September 30, 2002 as compared to $1.9 million for the nine months ended September 30, 2001. See additional discussion regarding increased closings and additional clients under “—Comparison of Results of Operations for the Quarters Ended September 30, 2002 and 2001—Real Estate Disposition Services.”

Gain on Sale of Loans and Securities.    Gain on sale of loans and securities decreased $1.2 million to $285,000 for the nine months ended September 30, 2002 as compared to $1.5 million for the nine months ended September 30, 2001. Gain on the sale of loans and securities can fluctuate significantly from quarter to quarter and from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell.

Gain on Sale of Mortgage Servicing Rights.    Gain on sale of mortgage servicing rights increased $800,000 to $1.1 million for the nine months ended September 30, 2002 as compared to $435,000 for the nine months ended September 30, 2001. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter and year to year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, and as market conditions dictate, we anticipate selling additional servicing rights to decrease our overall investment. The sales during 2002 were undertaken to both continue to decrease our level of investment in mortgage servicing rights, as well as to recognize a profit.

School Services.    School services income decreased $200,000, or 4.1%, to $3.7 million for the nine months ended September 30, 2002 as compared to $3.9 million for the nine months ended September 30, 2001. Similar to the discussion in the quarterly comparison, this decrease was primarily due to a reduction in the number of schools signed as business service clients.

Other Income.    Other income remained fairly consistent at $3.8 million for the nine months ended September 30, 2002 as compared to $3.9 million for the nine months ended September 30, 2001. See further discussion in the quarterly comparison above, regarding the account balance, which includes ATM and other service fees, rental income, structured finance trading activities and other miscellaneous income amounts.

Noninterest Expense.    Noninterest expense increased $26.2 million, or 31.5%, to $109.5 million for the nine months ended September 30, 2002 as compared to $83.2 million for the nine months ended September 30, 2001. This increase, excluding the previously mentioned charges for impairment on mortgage servicing rights and related servicing advances, write-offs, reserves and loss on subleasing of office space, was predominantly due to increases in compensation and employee benefits expense and other general and administrative expenses. The following table details the major components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,
	2002	2001
	(In thousands)
Compensation and employee benefits	$44,317	$36,975
Amortization of mortgage servicing rights	17,073	15,598
Occupancy and equipment	5,956	4,842
Postage and communication	3,424	2,946
Professional fees	2,350	2,153
Data processing	2,406	2,127
Impairment of mortgage servicing rights	9,219	1,115
Other general and administrative	24,708	17,474

Total	$109,453	$83,230

Compensation and employee benefits increased $7.3 million, or 19.9%, to $44.3 million for the nine months ended September 30, 2002 as compared to $37.0 million for the nine months ended September 30, 2001. The increase was driven by increases in personnel at Matrix Bank, Matrix Financial, Matrix Asset Management, First Matrix and ABS. The remainder was the result of cost increases, including an 80% increase in medical insurance benefits cost, at these and the Company’s other subsidiaries.

Amortization of mortgage servicing rights increased $1.5 million, or 9.5%, to $17.1 million for the nine months ended September 30, 2002 as compared to $15.6 million for the nine months ended September 30, 2001. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the continued low interest rates prevalent in the market, our servicing portfolio has experienced a comparable decrease in prepayment speed to an average of 21.0% for the nine months ended September 30, 2002 as compared to 22.3% for the nine months ended September 30, 2001. However, the average balance of our mortgage servicing rights increased to $83.5 million for the nine months ended September 30, 2002 as compared to $72.6 million for the nine months ended September 30, 2001.

Impairment of mortgage servicing rights, which is a non-cash charge, increased to $9.2 million for the nine months ended September 30, 2002 as compared to $1.1 million for the nine months ended September 30, 2001. See discussion in the quarterly comparison regarding the impairment calculation.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other general and administrative expenses, and excludes a $700,000 loss on sublease, and year-to-date incremental provision and reserves discussed in the quarterly comparison, increased approximately $5.6 million, or 19.0%, to $35.1 million for the nine months ended September 30, 2002 as compared to approximately $29.5 million for the nine months ended September 30, 2001. The increase is primarily related to increased volumes at ABS and other subsidiaries which caused an increase in the use of consulting services and other temporary help and outside services of approximately $1.1 million, as well as increases in advertising and other promotional activities of approximately $350,000, various expenses related to the relocation of Matrix Bank’s domicile, as well as moving expenses for the holding company and other subsidiaries to Matrix Financial Center.

Income Taxes.    Income taxes decreased by $5.1 million to a benefit of $(2.9) million for the nine months ended September 30, 2002 as compared to expense of $2.2 million for the nine months ended September 30, 2001. Our effective tax benefit was 56.4% for the nine months ended September 30, 2002 as compared to 32.6% for the nine months ended September 30, 2001. The effective tax rates are affected by the level of tax-exempt income at ABS in proportion to the level of net income (loss).

Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Average interest rate information for the quarters and nine months ended September 30, 2002 and 2001 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

	Quarters Ended September 30,						Nine Months Ended September 30,
	2002			2001			2002			2001
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans, net	$1,350,569	$21,382	6.33%	$1,299,767	$24,314	7.48%	$1,315,970	$66,254	6.71%	$1,343,252	$78,803	7.82%
Securities	23,919	310	5.18	2,279	38	6.67	10,044	412	5.47	21,471	1,253	7.78
Interest-earning deposits	17,047	76	1.78	36,832	255	2.77	21,643	247	1.52	33,399	870	3.47
Federal Home Loan Bank stock	30,415	301	3.96	21,337	196	3.67	25,167	690	3.66	24,422	845	4.61

Total interest-earning assets	1,421,950	22,069	6.21	1,360,215	24,803	7.29	1,372,824	67,603	6.57	1,422,544	81,771	7.66

Noninterest-earning assets:
Cash	47,542			25,867			41,586			23,007
Allowance for loan and valuation losses	(9,505)			(9,170)			(9,460)			(8,906)
Premises and equipment	28,810			24,870			20,718			14,814
Other assets	172,243			130,002			171,543			140,109

Total noninterest-earning assets	239,090			171,569			224,387			169,024

Total assets	$1,661,040			$1,531,784			$1,597,211			$1,591,568

Liabilities & Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$6,816	38	2.23	$3,511	26	2.96	$5,948	93	2.08	$3,257	80	3.27
Money market and NOW accounts	271,890	1,087	1.60	267,057	1,513	2.27	252,612	3,291	1.74	228,584	4,007	2.34
Certificates of deposit	429,280	3,531	3.29	497,814	7,442	5.98	459,957	13,167	3.82	500,675	23,149	6.16
Federal Home Loan Bank borrowings	394,279	2,727	2.77	239,534	2,355	3.93	328,959	7,156	2.90	353,369	13,558	5.12
Borrowed money and guaranteed preferred beneficial interests	140,606	2,110	6.00	188,267	4,132	8.78	144,998	7,418	6.82	193,271	11,846	8.17

Total interest-bearing liabilities	1,242,871	9,493	3.06	1,196,183	15,468	5.17	1,192,474	31,125	3.48	1,279,156	52,640	5.49

Noninterest-bearing liabilities:
Demand deposits (including Custodial escrow balances)	270,991			226,897			265,896			199,671
Other liabilities	75,708			42,195			66,928			47,395

Total noninterest-bearing liabilities	346,699			269,092			332,824			247,066
Shareholders’ equity	71,470			66,509			71,913			65,346

Total liabilities and shareholders’ equity	$1,661,040			$1,531,784			$1,597,211			$1,591,568

Net interest income before provision for loan and valuation losses		$12,576			$9,335			$36,478			$29,131

Interest rate spread			3.15%			2.12%			3.09%			2.17%

Net interest margin			3.54%			2.75%			3.54%			2.73%

Ratio of average interest-earning assets to average interest-bearing liabilities			114.41%			113.71%			115.12%			111.21%

Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	changes in volume, in other words, changes in volume multiplied by prior period rate; and

•	changes in rate, in other words, changes in rate multiplied by prior period volume.

For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Quarter Ended September 30, 2002 vs. 2001			Nine Months Ended September 30, 2002 vs. 2001
	Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans, net	$922	$(3,854)	$(2,932)	(1,569)	$(10,980)	$(12,549)
Securities	282	(10)	272	(540)	(301)	(841)
Interest-earning deposits	(108)	(71)	(179)	(240)	(383)	(623)
FHLB stock	89	16	105	14	(169)	(155)

Total interest-earning assets	1,185	(3,919)	(2,734)	(2,335)	(11,833)	(14,168)
Interest-bearing liabilities:
Passbook accounts	19	(7)	12	49	(36)	13
Money market and NOW accounts	27	(453)	(426)	388	(1,104)	(716)
Certificates of deposit	(917)	(2,994)	(3,911)	(1,759)	(8,223)	(9,982)
FHLB borrowings	1,210	(838)	372	(881)	(5,521)	(6,402)
Borrowed money and guaranteed preferred beneficial interest	(898)	(1,124)	(2,022)	(2,664)	(1,764)	(4,428)

Total interest-bearing liabilities	(559)	(5,416)	(5,975)	(4,867)	(16,648)	(21,515)

Change in net interest income before provision for loan and valuation losses	$1,744	$1,497	$3,241	$2,532	$4,815	$7,347

Asset Quality

Nonperforming Assets

As part of asset and liability management, we monitor nonperforming assets on a monthly basis. Nonperforming assets consist primarily of nonaccrual loans and foreclosed real estate. Loans are generally placed on nonaccrual when full payment of principal or interest is in doubt or when they are past due 90 days as to either principal or interest. Foreclosed real estate arises primarily through foreclosure on mortgage loans owned.

	September 30, 2002	December 31, 2001	September 30, 2001
	(Dollars in thousands)
Nonaccrual residential mortgage loans	$14,038	$19,039	$20,445
Nonaccrual commercial real estate, commercial loans and school financing	11,539	18,172	5,728
Nonaccrual consumer loans	19	40	123

	September 30, 2002	December 31, 2001	September 30, 2001
Total nonperforming loans	25,596	37,251	26,296
Foreclosed real estate	7,948	8,355	3,272

Total nonperforming assets	$33,544	$45,606	$29,568

Total nonperforming loans to total loans	1.75%	2.74%	2.08%

Total nonperforming assets to total assets	1.89%	2.79%	1.93%

Ratio of allowance for loan and valuation losses to total nonperforming loans	37.19%	25.07%	35.50%

We accrue interest on government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $40.7 million, $55.2 million and $74.7 million at September 30, 2002, December 31, 2001 and September 30, 2001, respectively. Nonaccrual mortgage loans as a percentage of total loans were 1.0% at September 30, 2002; 1.4% at December 31, 2001; and 1.7% at September 30, 2001.

The nonaccrual residential mortgage loans have improved at September 30, 2002 as compared to both December 31, 2001 and September 30, 2001. The improvement is due to maturity and improvement in certain portfolios acquired in 2000 and 1999 on which the recourse option we had was eliminated with the bankruptcy of the seller/servicer. The balance of these loans in nonaccrual at September 30, 2002 totals $2.6 million.

There has been a decrease in nonaccrual commercial loans and school financing in the quarter ended September 30, 2002 as compared to the quarter ended December 31, 2001, due to overall portfolio improvement, including payments on previously delinquent loans. This decrease is extremely positive given the overall increase in commercial lending at Matrix Capital Bank, primarily in SBA originated and purchased loans. The amount of these loans in nonaccrual status has slightly increased at September 30, 2002 to $8.6 million, as compared to $8.1 million at December 31, 2001. However, it should be noted that approximately $5.9 million of the principal of these SBA loans is guaranteed, and as such, our credit risk is reduced despite the increase in the balances. Other types of commercial loans at Matrix Bank are predominately secured by real estate. Also included are school financing delinquencies, which improved at September 30, 2002 to $2.6 million as compared to $4.7 million at December 31, 2001. The majority of the delinquent school financing loans are secured by real estate.

The percentage of the allowance for loan losses to nonaccrual loans varies due to the nature of our portfolio of loans. We analyze the collateral for each nonperforming loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See “—Comparison of Results of Operations for the Quarters Ended September 30, 2002 and 2001.”

Liquidity and Capital Resources

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The trend of net cash used by our operating activities for the nine months ended September 30, 2002 is anticipated to continue for the remainder of the year, provided the level of origination remains strong. If originations decrease, it is anticipated that operations will provide cash. We do not anticipate significant organizational growth and, in fact, may look to contract portions of operations, and do not anticipate any significant fluctuations in our operating activities. Additionally, management intends to focus on direct expense management activities in the fourth quarter to begin steps to meet our long-range strategic plan.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity. Historically, the majority of the dividend payments have been made by Matrix Bank and its consolidated subsidiaries, which include Matrix Financial. The current dividend policy approved by Matrix Bank is 75% of the consolidated cumulative earnings of Matrix Bank. Due to the loss incurred during the quarter ended September 30, 2002 as a result of the servicing asset impairment, Matrix Bank is currently not in a position to pay dividends under its current policy. Matrix Bank currently anticipates that it will need to have pre-tax net income of approximately $5.0 million before dividend payments will again be made under current policy. In the interim, the Company intends to utilize the line of credit on its bank stock loan, as needed, to meet its own and the other subsidiaries financial obligations. As of September 30, 2002, the entire line of credit of $12.0 million is available.

Matrix Bank’s liquidity needs are expected to be achieved through retail deposit growth, brokered deposits, borrowings from the FHLB, custodial deposits from affiliates, deposits directed to Matrix Bank by third party institutions and deposits generated through its trust operations. Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLB as its primary source for borrowings. At September 30, 2002, Matrix Bank had short-term borrowings of $154.0 million and term borrowings of $267.3 million from the FHLB of Topeka and Dallas. Matrix Bank also utilizes brokered deposits as a source of liquidity. The balance of brokered deposits at September 30, 2002 was $362.2 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur.

Matrix Bank, a well capitalized institution, had a leverage capital ratio of 5.52% at September 30, 2002. This exceeded the well capitalized leverage capital requirement of 5.0% of adjusted assets by $8.8 million. Matrix Bank’s risk-based capital ratio was 10.81% at September 30, 2002, which currently exceeds the well capitalized risk-based capital requirement of 10.0% of risk-weighted assets by $7.4 million.

Matrix Financial’s principal source of funding for its loan origination business consists of a warehouse line of credit provided to Matrix Financial by Matrix Bank, as well as a warehouse line of credit provided to Matrix Financial by an unaffiliated financial institution. As of September 30, 2002, Matrix Financial had an $80.0 million warehouse line of credit facility provided by an unaffiliated financial institution, as amended effective April 1, 2002. As of September 30, 2002, $80.0 million was available to be utilized under the line of credit facility. In the first quarter of 2002, Matrix Capital Markets obtained a $40.0 million warehouse line from a third party financial institution unconditionally guaranteed by the Company. The line will be used to acquire loan portfolios with the intent of selling over a short period of time. To date, the utilization of the line has been limited. As of September 30, 2002, Matrix Capital Markets had $40.0 million available to be utilized.

ABS’ principal source of funding for school financings are internal capital, sales of loans to a third party institution and partnership trusts with unaffiliated financial institutions. Amounts available to be sold and amounts to be financed are at the purchaser’s and lender’s sole discretion. We continue to pursue additional third party financing and sales options for ABS; although, we do not anticipate significantly increasing our current loan portfolio.

In the ordinary course of business, we make commitments to originate residential mortgage loans and hold originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the loans being held for delivery. We mitigate this risk through the use of mandatory and best effort forward commitments to sell loans. As of September 30, 2002, we had $898.0 million in pipeline and funded loans offset with mandatory forward commitments of $488.5 million and best effort forward commitments of $104.8 million. See additional discussion under “—Comparison of Results of Operations for the Quarters Ended September 30, 2002 and 2001—Loan Origination.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended September 30, 2002 and the nine-month period ended September 30, 2002, there were no material changes to the quantitative and qualitative disclosures about market risk presented in the Annual Report on Form 10-K for the year ended December 31, 2001. See Item 7. “Management’s Discussion and Analysis of

Financial Condition and Results of Operations—Asset and Liability Management—Risk Sensitive Assets and Liabilities” and Item 1. “Business Mortgage Servicing Activities—Hedging of Servicing Rights” in the Form 10-K for December 31, 2001 for a detailed discussion.

Item 4.    Controls and Procedures

Within 90 days prior to the date of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-CEO’s and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Co-CEO’s and CFO, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC reports. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In early 1999, the Company and Matrix Bank instituted an arbitration action with the American Arbitration Association in Phoenix, Arizona against Fidelity National Financial, Inc. The arbitration action arose out of an alleged breach by Fidelity of a Merger Termination Agreement entered into between the Company and Fidelity in connection with the termination of their proposed merger. The arbitration panel has ruled that the entire Merger Termination Agreement was unenforceable. The Company and Matrix Bank filed an appeal of the arbitration panel’s decision in federal district court in Phoenix, Arizona, which has been denied. In October 2001, Fidelity initiated a second arbitration to determine the validity of a release given in connection with the Merger Termination Agreement. Matrix Bancorp contested that the releases were valid and, in the alternative, made a counterclaim against Fidelity demanding restitutional damages for the value of the releases if they were determined valid. In September 2002, an arbitration panel held the releases to be valid and enforceable. The arbitration panel has set a hearing date of December 16, 2002 to hear the Company’s claim for restitutional damages.

A former customer of Matrix Bank is a debtor in a Chapter 11 proceeding under the Bankruptcy Code styled In re Apponline.com, Inc. and Island Mortgage Network, Inc. pending in the United States Bankruptcy Court for the Eastern District of New York. Prior to the bankruptcy filing, Matrix Bank had provided the customer, Island Mortgage Network, Inc., with a purchase/repurchase facility under which Matrix Bank purchased residential mortgage loans from Island Mortgage, with Island Mortgage having the right or obligation to repurchase such mortgage loans within a specified period of time. Several other financial institutions had provided Island Mortgage with warehouse financing or additional purchase/repurchase facilities. The total value of the loans Matrix Bank purchased from Island Mortgage that are subject to the bankruptcy is approximately $12.5 million in original principal amount (the “Purchased Loans”). The principals of Island Mortgage were indicted for fraud in connection with financial improprieties committed by Island Mortgage.

Various third parties have instituted lawsuits, adversary proceedings or competing bankruptcy claims against Matrix Bank claiming an equitable interest in approximately eighteen of the Purchased Loans (approximately $2.3 million in original principal amount). These third parties consist primarily of title companies, closing attorneys and other closing agents that provided settlement funds in connection with the funding of a borrower’s mortgage loan, in many cases, we believe in violation of various “good funds” laws, which typically require a closing agent to wait for receipt of “good funds” prior to disbursement of settlement funds on the origination of a loan. After providing settlement funds, these closing agents discovered that Island Mortgage had either provided company checks with insufficient funds or had inappropriately placed a stop payment on the checks. To date, Matrix Bank has reached tentative agreements with several claimants to settle claims asserted against loans purchased from Island Mortgage upon terms satisfactory to Matrix Bank.

Additionally, certain parties in the chain of title to property securing approximately $2.7 million of loans, including sellers and prior lien holders, are seeking to void or rescind their transactions on the theory that they never received consideration. Matrix Bank has reached tentative agreements to settle several claims arising from these loans and has been engaged in discussions with several additional claimants to resolve as many of these claims as possible on terms satisfactory to Matrix Bank, the trustee and the Bankruptcy Court.

The trustee for Island Mortgage recently completed his “due diligence” review of the loans Matrix Bank purchased from Island Mortgage at issue in the bankruptcy and confirmed that Matrix Bank’s interests are “perfected” in all but 17 of the loans. The trustee filed three adversary actions seeking to avoid Matrix Bank’s interests in those 17 loans. Matrix Bank believes that it will prevail in demonstrating to the Bankruptcy Court that Matrix Bank is the rightful owner of each of the 17 loans subject to the adversary actions filed by the trustee and that the interests of Matrix Bank are superior to any claim possessed by the trustee with respect to those loans.

The trustee also initiated an adversary action against Matrix Bank seeking to recover as an avoidable preference $6.1 million Island Mortgage paid to Matrix Bank. Matrix Bank believes that it will successfully demonstrate to the Bankruptcy Court that the $6.1 million the trustee seeks to recover was purchase money belonging to Matrix Bank returned by Island Mortgage for loans that did not close and were not sold to Matrix Bank.

Matrix Bank believes it has adequate defenses and intends to vigorously defend the actions discussed in the previous five paragraphs. The ultimate legal and financial liability of the Company, if any, in any of these matters cannot be estimated with certainty at this time.

Additionally, Matrix Bank has initiated an adversary claim against the State Bank of Long Island (“State Bank”). State Bank was the depository bank for Island Mortgage, and Matrix Bank believes that State Bank bears liability for any loss sustained by Matrix Bank as a result of the fraud perpetrated by Island Mortgage. Matrix Bank also believes that any loss it may sustain as a result of its dealings with Island Mortgage are insured. Matrix Bank cannot accurately assess at this time whether and to what extent it will receive compensation from any source for any loss it may incur as a result of its relationship with Island Mortgage.

Matrix Financial has been named a defendant in an arbitration claim pending before the American Arbitration Association in Denver, Colorado. The claim was filed on May 22, 2002 by a former employee, who was terminated in early 2002. The claimant claims that he was not terminated “for cause,” as specified in his employment agreement and has made claims for, among other things, breach of good faith and fair dealing, breach of his employment agreement, back pay and other economic loss, violation of the Colorado wage act and attorneys’ fees and costs. Matrix Financial believes it has meritorious defenses to this claim and intends to defend the matter vigorously.

Sterling Trust was named a defendant in an action filed in October 1999 styled John A. Redin, et al. v. Sterling Trust Company, et al. that was filed in the Superior Court of the State of California for the County of Los Angeles. The plaintiffs in this action sought to certify a class action on behalf of all persons and entities that invested in promissory notes issued by Personal Choice Opportunities. The plaintiffs alleged, among other things, that Sterling Trust, as custodian of the plaintiffs’ self-directed IRAs, breached its fiduciary duty and was negligent. In January 2002, this matter was settled. The settlement, which was approved by the Superior Court in July 2002, requires no payment from Sterling Trust, other than the $5,000 retention amount pursuant to the terms of the Company’s insurance policy. The remainder of the settlement consideration was paid the by Company’s insurer. The settlement has become final, and the case has been closed.

Sterling Trust has been named a defendant in an action filed in August 2002 styled Charles W. and Wanda Davis v. Lionel Sanchez, et al. that was filed in the Second Judicial District Court in the County of Bernalillo, State of New Mexico. The plaintiffs have claims they were defrauded in connection with their investment of approximately $200,000 through their self-directed IRA held by Sterling Trust. Sterling Trust has filed a motion to compel arbitration based upon the account agreements entered into by the plaintiffs. Sterling Trust believes it has meritorious defenses to the claims and intends to defend the matter vigorously.

Sterling Trust has been named a defendant in an action filed in July 2001 in Department 68, Superior Court for the County of San Diego, State of California styled Robert Heyenga, et al. v. Brian D. Gibbs, et al. The plaintiffs have alleged various theories of liability against Sterling Trust relating to their investments of an indeterminable amount in Legend Financial Group, Inc. through their self-directed IRAs held by Sterling Trust. Sterling Trust believes it has meritorious defenses to the claims and intends to defend the matter vigorously.

Sterling Trust has been named in an arbitration action filed in July 2002 styled David M. Albert, William H. Craven, Charles Savall & Leonid Shapiro v. Sterling Trust Company that is pending before the Judicial Arbiter Group of Denver, Colorado. The plaintiffs have alleged breach of contract against Sterling Trust relating to their investments of approximately $850,000 in Advisors Capital Investments through their self-directed IRAs held by Sterling Trust. Sterling Trust believes it has meritorious defenses to the claims and intends to defend the matter vigorously.

ABS has been named a defendant in an action filed in the Superior Court of Arizona, Maricopa County on June 3, 2002 by a former employee. The former employee claims that she is entitled to approximately $450,000 in commissions owed to her at the time of termination of her employment. She has also made claims under the Arizona wage act and for an award of her attorneys’ fees. ABS believes it has meritorious defenses to this claim and intends to defend the matter vigorously.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

4.1*	Indenture between the Registrant and The Bank of New York, as trustee, dated as of July 25, 2002, relating to Floating Rate Junior Subordinated Debt Securities, due July 25, 2032.

4.2*	Amended and Restated Trust Agreement of Matrix Bancorp Capital Trust V, dated as of July 25, 2002.

4.3*	Guarantee Agreement of Matrix Bancorp Capital Trust V, dated as of July 25, 2002.

99.1*	Certificationby D. Mark Spencer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification by Richard v. Schmitz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3*	Certification by David W. Kloos pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

- None.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX BANCORP, INC.

/s/ D. MARK SPENCER
D. Mark Spencer President and Co-Chief Executive Officer (Principal Executive Officer)

Dated:    November 4, 2002

MATRIX BANCORP, INC.

/s/ RICHARD V. SCHMITZ
Richard V. Schmitz Co-Chief Executive Officer

Dated:    November 4, 2002

MATRIX BANCORP, INC.

/s/ DAVID W. KLOOS
David W. Kloos Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Dated:    November 4, 2002

CERTIFICATION

I, David W. Kloos, Senior Vice President and Chief Financial Officer of Matrix Bancorp, Inc. (the “Company”), certify that:

1.  I have reviewed this report on Form 10-Q of Matrix Bancorp, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.  The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;

b.  evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s Board of Directors:

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether of not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.  The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID W. KLOOS
David W. Kloos Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer) November 4, 2002

CERTIFICATION

I, D. Mark Spencer, President and Co-Chief Executive Officer of Matrix Bancorp, Inc. (the “Company”), certify that:

1.  I have reviewed this report on Form 10-Q of Matrix Bancorp, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.  The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;

b.  evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s Board of Directors:

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether of not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.  The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ D. MARK SPENCER
D. Mark Spencer President and Co-Chief Executive Officer (Principal Executive Officer) November 4, 2002

CERTIFICATION

I, Richard V. Schmitz, Co-Chief Executive Officer of Matrix Bancorp, Inc. (the “Company”), certify that:

1.  I have reviewed this report on Form 10-Q of Matrix Bancorp, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.  The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

a.  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;

b.  evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c.  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s Board of Directors:

a.  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b.  any fraud, whether of not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.  The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD V. SCHMITZ
Richard V. Schmitz Co-Chief Executive Officer November 4, 2002

INDEX TO EXHIBITS

Exhibit Number	Description

*4.1	Indenture between the Registrant and The Bank of New York, as trustee, dated as of July 25, 2002, relating to Floating Rate Junior Subordinated Debt Securities, due July 25, 2032.

*4.2	Amended and Restated Trust Agreement of Matrix Bancorp Capital Trust V, dated as of July 25, 2002.

*4.3	Guarantee Agreement of Matrix Bancorp Capital Trust V, dated as of July 25, 2002.

*99.1	Certification by D. Mark Spencer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification by Richard V. Schmitz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.3	Certification by David W. Kloos pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.