Form 10-K
period 2002-12-31
MATRIX BANCORP INC
filed 2003-03-14
CIK 944725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                         Commission file number: 0-21231

                              MATRIX BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                Colorado                                    84-1233716
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

       700 17th Street, Suite 2100
             Denver, Colorado                                 80202
 (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (303) 595-9898

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
                         Preferred Share Purchase Rights
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of March 12, 2003, 6,491,043 shares of common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price of such stock on the NASDAQ National Market on March 12, 2003, was $17,631,513. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held May 16, 2003 are incorporated by reference into Part III of this Form 10-K.


                                                        TABLE OF CONTENTS                                            Page


                                     PART I

    Item 1.       Business..............................................................................................3
    Item 2.       Properties...........................................................................................26
    Item 3.       Legal Proceedings....................................................................................27
    Item 4.       Submission of Matters to a Vote of Security Holders..................................................29

                                                             PART II

    Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters................................29
    Item 6.       Selected Financial Data..............................................................................30
    Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations................32
    Item 7A.      Quantitative and Qualitative Disclosures about Market Risk...........................................58
    Item 8.       Financial Statements and Supplementary Data..........................................................58
    Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.................58

                                    PART III

    Item 10.      Directors and Executive Officers of the Registrant...................................................59
    Item 11.      Executive Compensation...............................................................................59
    Item 12.      Security Ownership of Certain Beneficial Owners and Management.......................................59
    Item 13.      Certain Relationships and Related Transactions.......................................................59
    Item 14.      Controls and Procedures..............................................................................59

                                                             PART IV

    Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................59


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

Sale of Wholesale Production Platform

      On February 28, 2003, Matrix Capital Bank and Matrix Financial Services Corporation entered into a Purchase and Assumption Agreement (the "Purchase Agreement") to sell substantially all of Matrix Financial's assets associated with its wholesale mortgage origination platform (the "Platform"). The purchaser (the "Buyer") is a newly formed corporation whose principals are long-time participants in the mortgage banking industry. The Company intends for the foreseeable future to retain Matrix Financial's servicing platform and operate it in the ordinary course of business. Included in the sale are the wholesale production offices, the back office personnel that process the loan originations and a significant portion of the corporate operations and personnel. After the sale, our remaining operations will primarily consist of our mortgage servicing platform and a limited amount of corporate personnel and operations.

      The following discussion is a summary of the terms of the contemplated purchase and sale of the Platform and is not intended to be complete. For a more complete description of the terms of the Purchase Agreement, the reader is invited to review the Purchase Agreement, which is filed as an exhibit to this Annual Report on Form 10-K.

      The Buyer is not yet licensed to engage in any mortgage banking activities under state or federal law. It is anticipated that it will take approximately six months for the Buyer to obtain the necessary licensing. Accordingly, Matrix Financial, Matrix Bank and the Buyer desired to structure the purchase and sale in a manner that transferred substantially all the economic risks and benefits of the operation of the Platform during the Transition Period (defined below) to the Buyer, while at the same time having Matrix Financial and Matrix Bank maintain continuous effective control over the operations of the Platform for regulatory purposes. The Purchase Agreement, therefore, contemplates a two-staged closing. The first closing (the "Initial Closing Date") occurred on the date the Purchase Agreement was signed and is the effective date for the sale of the fixed assets, and the final or second closing (the "Final Closing Date") will occur six months following the Initial Closing Date. The period of operation of the Platform in between the Initial Closing Date and the Final Closing Date is referred to as the "Transition Period."

      As Matrix Financial will maintain effective control at all times during the Transition Period, Matrix Financial will continue to be an operating subsidiary of Matrix Bank. The Platform will be operated, for accounting purposes, during the Transition Period as a division of Matrix Financial.

      On the Initial Closing Date, the Buyer purchased substantially all of the tangible personal property and intangible property associated with the Platform. The Buyer additionally will take the transfer and assignment of certain contract rights, real property leases and equipment leases from Matrix Financial as soon as the necessary consents have been obtained.

      The parties intend for the Final Closing Date to occur within six months after the Initial Closing Date. At that time, the Buyer will purchase any tangible and intangible personal property of the Platform that is acquired during the Transition Period in the ordinary course of business or otherwise inadvertently not purchased on the Initial Closing Date (the "Subsequently Acquired Assets"), as well as Matrix Financial's loan files, pipeline applications and sales commitments. Due to the fact that Matrix Financial will maintain effective control of the operation, the effective sale date for accounting purposes will be the Final Closing Date.

     The purchase price is determined as follows:

      o The Asset Payment Amount (as defined in the Agreement), which is approximately $3.3 million in payment for the tangible and intangible assets of the Platform as of the Initial Closing Date; plus
      o The Subsequently Acquired Assets Payment Amount (as defined in the Agreement), which is the book value of the Subsequently Acquired Assets as of the Final Closing Date; plus
      o The Production Premium (as defined in the Agreement), which is generally 20 basis points times the original principal balance of all loans originated during the 12 months following the Initial Closing Date at the Matrix Financial loan production offices purchased by Buyer. The Production Premium is "floored" at $4.9 million and is "capped" at $9.1 million plus;
      o The Aggregate Locked Loan Profitability Amount (as defined in the Agreement), which pays Matrix Financial one-half of the profit over a specified threshold amount (the threshold being generally 30 basis points) on loans that fund after the Initial Closing Date which have resulted from its locked pipeline as of the Initial Closing Date; plus or minus
      o The Transition Period Gain or Loss (as defined in the Agreement). The Transition Period Gain or Loss is a mechanism that provides for an approximation of the accounting for the transaction as if the entire sale and transfer had occurred on the Initial Closing Date. For example, if the Platform generates a loss during the first month of the six-month Transition Period, the Buyer is then required to fund such loss by paying the loss into an escrow account. Conversely, if the Platform generates a profit during the first month of the six-month Transition Period, then Matrix Financial is required to pay such profit into an escrow account.

     On the Initial Closing Date, the Buyer and Matrix Financial established an escrow account (the "Escrow") with an Escrow Agent to act as a repository for the escrow amounts described above and certain other payments contemplated by the Purchase Agreement. On the Initial Closing Date, the Buyer deposited into the Escrow $3.5 million as an advance against the Production Premium and paid directly to Matrix Financial one-half of the Asset Payment Amount.

     On the Final Closing Date, the Buyer will pay Matrix Financial the remaining one-half of the Asset Payment Amount and will pay Matrix Financial the book value of the Subsequently Acquired Assets.

     The Production Premium will be paid over the 12 months following the Initial Closing Date and the Aggregate Locked Loan Profitability Amount will be paid over the 2 months following the Initial Closing Date. The Company estimates that the aggregate sales price for the Platform will be between $8.0 million and $13.0 million.

     During the six-month Transition Period, Matrix Financial will lease-back from the Buyer the tangible and intangible assets that have been transferred to Buyer, including any contract rights, real property leases and equipment leases.

     The operations of the Platform during the six-month Transition Period will be governed by the terms of an Operating Plan, which is incorporated into the Purchase Agreement. The Operating Plan requires Matrix Financial to, among other things, continue to operate the Platform substantially in the manner in which it currently operates and in conformity with its current policies and procedures. Any changes to the Operating Plan must be approved in advance by an Executive Committee consisting of the following three individuals: (a) the President of Matrix Bank, (b) the President of Matrix Financial, and (c) another individual selected by the Board of Directors of Matrix Financial. By establishing this structure, the Company believes it will be able to maintain for regulatory purposes continuous effective control over the Platform during the six-month Transition Period.

     Currently, Matrix Bank provides a warehouse line for substantially all of the loans originated by the Platform. As of December 31, 2002, the balance of the warehouse line was $458.9 million. During the six-month Transition Period, it is contemplated that Matrix Bank will continue to provide a warehouse line to the Platform under similar terms that existed prior to the sale. At the end of the transition period, the Buyer will be required to utilize third party financings to fund new originations and the warehouse line will be required to be paid-off within 60 days after the completion of the Transition Period. Once the warehouse line is paid-off, Matrix Bank will have a significant amount of liquidity to re-invest. It is anticipated that the liquidity will be re-invested in bulk loan portfolios of adjustable rate loans, guaranteed portions of Small Business Administration ("SBA") loans or mortgaged-backed securities. To the extent that we are unable to re-invest the liquidity in a timely manner, the net interest income earned at Matrix Bank will be reduced by the amount of un-invested funds. During the period that the liquidity is un-invested, Matrix Bank will use the liquidity to pay down borrowings from the Federal Home Loan Bank ("FHLB") or brokered certificates of deposit.

     For a period of two years from the Initial Closing Date, Matrix Bank has agreed that neither Matrix Bank nor any of its affiliates will engage in, directly or indirectly, the single-family retail or wholesale mortgage origination business in those states in which the acquired division operates or is located as of the Initial Closing Date. However, this non-compete provision does not prohibit Matrix Bank or their affiliates from engaging in such business in order to comply with applicable law, rule, regulation, directive, agreement or order from the Office of Thrift Supervision ("OTS") or other party where it is necessary to resolve regulatory or supervisory concerns. Additionally, the non-compete provision does not apply in the event of a change in control of Matrix Bank or the Company.

     The Purchase Agreement requires Matrix Bank to guarantee Matrix Financial's obligations under the Purchase Agreement if certain events occur, such as Matrix Financial's bankruptcy, failure to maintain a minimum net worth, or loss of voting control of Matrix Financial.

The Subsidiaries

      Our  core  business   operations  are  conducted   through  the  operating
subsidiaries and an investment in a settlement and clearing operation described below.

     Matrix Capital Bank. With offices in New Mexico, Arizona and Colorado, Matrix Bank serves its local communities by providing a broad range of personal and business depository services, offering residential loans and providing consumer and commercial real estate loans, including Small Business
Administration  loans.  In 2002,  Matrix Bank  relocated  its domicile  from Las
Cruces, New Mexico to Denver, Colorado where it offers all of its existing banking services in the Denver market. In connection with the relocation, a subsidiary of Matrix Bank, Matrix Tower Holdings, LLC, purchased a high rise building in downtown Denver, Colorado in June 2002, named Matrix Financial Center. In addition to Matrix Bank, the Company and several of its subsidiaries relocated their offices to Matrix Financial Center during 2002. Additional relocations will be finalized in 2003.

     Matrix Bank holds the noninterest-bearing custodial escrow deposits related to the residential mortgage loan portfolio serviced by Matrix Financial Services Corporation, the interest-bearing money market accounts administered by Sterling Trust Company and the deposits resulting from transactions in which Matrix Bank acts as the clearing bank for clients of Matrix Settlement & Clearance Services, L.L.C., an equity method investment. These deposits, as well as other traditional deposits, are used primarily to fund our mortgage origination activity, as well as bulk purchases of residential mortgage loan portfolios throughout the United States, a substantial portion of which are serviced for Matrix Bank by Matrix Financial following their purchase. As of December 31, 2002, Matrix Bank had total assets of $1.6 billion.

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

     As of December 31, 2002, Matrix Financial serviced over 75,000 borrower accounts representing $5.3 billion in principal balances, excluding $26.6 million in subservicing for companies that are unaffiliated with us. As a servicer of mortgage loans, Matrix Financial generally is required to establish custodial escrow accounts for the deposit of borrowers' payments. These custodial accounts are maintained at Matrix Bank. At December 31, 2002, the custodial escrow accounts related to our servicing portfolio maintained at Matrix Bank were $151.8 million.

     During 2002, Matrix Financial originated $3.7 billion in residential mortgage loans primarily through its regional wholesale production offices located in Atlanta, Dallas, Denver, Houston, Jacksonville, Phoenix, Sacramento, Santa Ana and St. Louis. The mortgage loans originated by Matrix Financial are typically sold in the secondary market.

     Matrix Capital Markets, Inc. Matrix Capital Markets provides brokerage and consulting services to financial institutions and financial services companies in the mortgage banking industry. These services include:

      o     the brokering, acquisition and analysis of loans;
      o     the brokering and analysis of  residential  mortgage loan  servicing rights;
      o corporate and mortgage loan servicing portfolio valuations, which includes the "mark-to-market" valuation and analysis required under Statements of Financial Accounting Standards No. 133 and No. 140; and
      o to a lesser extent, consultation and brokerage services in connection with mergers and acquisitions of mortgage banking entities.

     Matrix Capital Markets' volume of brokerage activity and the expertise of its analytics department give us access to a wide array of information relating to the mortgage banking industry, including emerging market trends, prevailing market prices, pending regulatory changes and changes in levels of supply and demand. Consequently, we are often able to identify certain types of mortgage loans and, to a lesser extent, mortgage loan servicing portfolios that are well suited to our particular servicing platform, investment objectives and unique corporate structure.

     First Matrix Investment Services Corp. First Matrix, which became a wholly owned subsidiary of Matrix Capital Markets in October 2001, is registered with the National Association of Securities Dealers ("NASD") as a fully disclosed broker-dealer, with its headquarters in Denver, Colorado and branch offices in Fort Worth, Texas and Memphis, Tennessee. First Matrix offers brokerage service related to a wide range of investment options for both individual and institutional investors, including stocks, bonds, mutual funds and fixed income and debt securities, as well as providing investment banking services focusing on fixed income products. The Fort Worth office focuses primarily on long-term investing and retirement planning for individuals. The Denver office assists primarily financial institutions in managing their investment portfolios. The Memphis office focuses on the acquisition, brokering and sale of SBA loan pools. The SBA loans and securities are acquired by Matrix Bank through the brokerage activities of First Matrix.

     Matrix Asset Management Corporation. Matrix Asset Management provides nationwide real estate management and disposition services on foreclosed properties owned by financial services companies and financial institutions. In addition to the unaffiliated clients currently served by Matrix Asset Management, Matrix Financial utilizes Matrix Asset Management to handle the disposition of foreclosed real estate for which it is responsible as servicer. As of December 31, 2002, Matrix Asset Management had approximately 2,071 foreclosed properties under its management.

     Matrix Asset Management also provides limited collateral valuation opinions to clients that are interested in assessing the value of the collateral underlying mortgage loans, as well as to clients such as Matrix Bank and other third party mortgage loan buyers evaluating potential bulk purchases of mortgage loans.

      Sterling Trust Company. Sterling Trust, headquartered in Waco, Texas, was incorporated in 1984 as a Texas non-bank trust company specializing in the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. As of December 31, 2002, Sterling Trust administered approximately 34,300 accounts, with assets under administration of over $2.0 billion. As of December 31, 2002, approximately $141.3 million of the $2.0 billion represented money market deposits held at Matrix Bank.

     ABS School Services, L.L.C. ABS School Services (sometimes referred to hereafter collectively with its subsidiaries as "ABS") provides outsourced business services to charter schools. Charter schools are public schools that are an alternative to traditional public schools. As of December 31, 2002, ABS provided its services to approximately 142 schools. The primary services offered include fund accounting, cash management, budgeting, governmental reporting, payroll and accounts payable. ABS also offers administrative and instructional leadership and consults with schools and offers assistance in the following areas: facility and safety management, technology, policy development, grant administration and comprehensive insurance programs. Additionally, ABS has a financing division, which offers financing to charter schools for the purchase of school sites and equipment.

     Matrix Settlement & Clearance Services, L.L.C. Matrix Settlement & Clearance Services is a joint venture in which we own a 45% equity interest. Matrix Settlement & Clearance Services provides automated clearing of mutual funds utilizing the National Securities Clearing Corporation's Fund/SERV and

Defined Contribution Clearance & Settlement platform for banks, trust companies, third party administrators and registered investment advisors. Effective January 2, 2002, Matrix Settlement & Clearance Services' wholly owned subsidiary, MSCS Financial Services, LLC, began operations as a NASD registered broker-dealer. For the year ended December 31, 2002, Matrix Settlement & Clearance Services had $7.7 million of revenues and net income of approximately $475,000.

     As of December 31, 2002, Matrix Settlement & Clearance Services had 86 clients under contract. These clients administer approximately $13.8 billion in funds that would be eligible for inclusion in the automated clearing environment of the National Securities Clearing Corporation. Matrix Settlement & Clearance Services has developed relationships with several Matrix Bancorp subsidiaries to assist in the performance of services for its customers. For example, Matrix Bank, as the National Securities Clearing Corporation member, serves as the settlement bank for Fund/SERV transactions and provides banking services for certain Matrix Settlement & Clearance Services customers. This relationship helps generate low-cost deposits for Matrix Bank. As of December 31, 2002, Matrix Settlement & Clearance Services' clients had $60.9 million of deposits at Matrix Bank. In addition, many of Matrix Settlement & Clearance Services' clients require trust services. As of December 31, 2002, Matrix Bank held in custody $5.8 billion of assets for clients of Matrix Settlement & Clearance Services.

Lending Activities

     Purchase and Sale of Bulk Loan Portfolios. In addition to our mortgage loan origination and servicing-related activities, which are discussed under "Residential Mortgage Loan Origination" and "Mortgage Servicing Activities," respectively, we traditionally make bulk purchases of residential mortgage loans in the secondary market through Matrix Bank. We believe that our structure provides advantages over our competitors in the purchase of bulk mortgage loan packages. In particular:

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

     Substantially all of the residential mortgage loans that Matrix Bank acquires are classified as held for sale. This accounting classification requires Matrix Bank to carry the loans at the lower of aggregate cost or market value. The purchased loan portfolios typically include both fixed and adjustable rate mortgage loans. Although Matrix Bank reviews many loan portfolios for prospective acquisition, it focuses on acquiring first lien priority loans secured primarily by one-to-four single-family residential properties with unpaid principal balances of less than $500,000. To the extent that adjustable rate loans are available, Matrix Bank generally targets adjustable over fixed rate portfolios. Due to the accounting treatment required, we believe that the focus on adjustable rate products is generally expected to reduce the effect of changing interest rates on the portfolio's market value.

     Matrix Bank purchases mortgage loan portfolios from various sellers who have either originated the loans or acquired the loan portfolios in bulk purchases. Matrix Bank considers several factors prior to a purchase. Among other factors, Matrix Bank considers the product type, the current loan balance, the current interest rate environment, the seasoning of the mortgage loans, payment histories, geographic location of the underlying collateral, price, the current liquidity of Matrix Bank and the product mix in its existing mortgage loan portfolio.

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

     In the past, Matrix Bank has purchased nonperforming Federal Housing Administration ("FHA") and Veteran's Administration ("VA") loans from third party sellers. The Department of Housing and Urban Development ("HUD") generally guarantees the majority of principal and interest on these nonperforming loans. These loans are at fixed rates and have a relatively short average life since the loans are typically liquidated through the foreclosure and subsequent claim process with HUD. As of December 31, 2002, Matrix Bank owned $26.0 million of these loans.

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

     During the year ended December 31, 2002, we made bulk purchases of mortgage loans of approximately $565.7 million and made bulk sales of approximately $166.6 million for a net gain on sale of bulk mortgage loans of $3.6 million.

      Residential Mortgage Loan Origination. We originate residential mortgage loans on a wholesale basis through Matrix Financial and on a retail basis through both Matrix Financial and Matrix Bank. Matrix Financial originated a total of $3.7 billion in residential mortgage loans for the year ended December 31, 2002. See "Item 1. Business--Sale of Wholesale Production Platform."

     Wholesale Originations. Matrix Financial's primary source of mortgage loan originations is its wholesale division, which historically has originated mortgage loans through approved independent mortgage loan brokers. These brokers qualify to participate in Matrix Financial's program through a formal application process that includes an analysis of the broker's financial condition and sample loan files, as well as the broker's reputation, general lending expertise and references. As of December 31, 2002, Matrix Financial had approved relationships with approximately 1,400 mortgage loan brokers. From Matrix Financial's offices in Atlanta, Dallas, Denver, Houston, Jacksonville, Phoenix, Sacramento, Santa Ana and St. Louis, the sales staff solicits mortgage loan brokers throughout the Southeastern, Western, Midwestern and Rocky Mountain areas of the United States for mortgage loans that meet Matrix Financial's criteria.

     Mortgage loan brokers act as intermediaries between borrowers and Matrix Financial in arranging mortgage loans. Matrix Financial, as an approved seller/servicer for Fannie Mae, Freddie Mac, Ginnie Mae and a multitude of private investors, provides these brokers access to the secondary market for the sale of mortgage loans that they otherwise cannot access because they do not meet the applicable seller/servicer net worth requirements. Matrix Financial attracts and maintains relationships with mortgage loan brokers by offering a variety of services and products.

     To supplement our product offerings made through our wholesale loan origination network, we have also historically offered a program tailored to borrowers who are unable or unwilling to obtain mortgage financing from conventional mortgage sources. The borrowers who need this type of loan product often have impaired or unsubstantiated credit histories and/or unverifiable income and require or seek a high degree of personalized service and swift response to their loan applications. As a result, these borrowers generally are not adverse to paying higher interest rates for this loan product type, as compared to the interest rates charged by conventional lending sources. We have established classifications with respect to the credit profiles of these borrowers. The classifications range from Alternative A through D depending upon a number of factors, including the borrower's credit history and employment status. During 2002, Matrix Financial originated $177.6 million of Alternative A through D credit residential mortgage loans, the majority of which were sold to unaffiliated third party investors on a nonrecourse basis. All originations of Alternative A through lesser quality credit loans are originated under third party investor guidelines and are generally sold monthly in bulk loan portfolios. This method of sale generally provides better execution as compared to selling individual loans.

      Following the Final Closing Date, we will not originate mortgage loans on a wholesale basis. In addition, we have agreed with the Buyer not to compete in certain respects. See "Item 1. Business--Sale of Wholesale Production Platform."

     Retail Originations. Matrix Bank originates residential loans on a retail basis through its branches in Las Cruces, New Mexico and Sun City, Arizona. Matrix Bank's lending office in Denver, Colorado, which relocated from Evergreen, Colorado in 2002, primarily originates residential construction loans and commercial loans in the local market place. Matrix Bank attempts to convert the construction loans funded through the Denver office into permanent mortgage loans. The retail loans originated by Matrix Bank consist of a broad range of residential loans, at both fixed and adjustable rates, consumer loans and commercial real estate loans.

     We have agreed with the Buyer not to compete in certain respects. We do not believe, however, that this stipulation will substantially impact the ability of Matrix Bank to effectively serve its local markets or customers. See "Item 1. Business--Sale of Wholesale Production Platform."

     Matrix Financial has also developed a retention center that focuses on the solicitation of our servicing portfolio and third-party owned servicing portfolios for refinancing opportunities. The goal is to identify those borrowers which are likely to refinance and have them refinance with Matrix Financial. If the refinanced loan replaces a loan that comprises part of our servicing portfolio, we have effectively preserved a portion of our servicing portfolio and the periodic servicing fees resulting therefrom, as the borrower would have been likely to refinance with an unaffiliated lender if not with us, which would result in a loss of the servicing income that results from servicing the loan. Included in the sale of the Platform are the operations of the retention center. During the Transition Period, and after the Final Closing Date, the Buyer has agreed to solicit our customers for the refinance of their mortgage loans. It is contemplated that we will sell the mortgage loans on a servicing released basis and pay the Buyer an agreed upon fee to originate such loan. See "Item 1. Business--Sale of Wholesale Production Platform."

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

     We sell residential mortgage loans on a servicing-retained or servicing-released basis. Certain purchasers of mortgage loans require that the loan be sold to them servicing-released. We sell nonconforming loans on a servicing-released basis and may sell conforming loans on a servicing-retained or servicing-released basis. See "Item 1. Mortgage Servicing Activities--Residential Mortgage Loan Servicing."

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

     In order to hedge against the interest rate risk resulting from these timing differences, we historically have committed to sell all closed originated mortgage loans held for sale and a portion of the mortgage loans that are not yet closed but for which the interest rate has been established, sometimes referred to in this document as "pipeline loans." We adjust our net commitment position daily either by entering into new commitments to sell or by buying back commitments to sell depending upon our projection of the portion of the pipeline loans that we expect to close. These projections are based on numerous factors, including changes in interest rates and general economic trends. The accuracy of the underlying assumptions bears directly upon the effectiveness of our use of forward commitments and subsequent profitability. The market value of loans committed for sale is determined based on the related forward loan sale commitments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Sensitive Assets and Liabilities" for information on our adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities.

     Commercial and Other Lending. We have sought to diversify and enhance the yield of our loan portfolio by originating commercial and, to a lesser extent, consumer loans and by offering a full range of lending products to our customers. The Company offers a variety of commercial loan products, including: single-family construction loans; commercial real estate loans; business and SBA loans; and financing to charter schools for the purchase of real estate and equipment. Matrix Bank's loan production office in Denver, Colorado principally originates single-family construction and commercial real estate loans. Matrix Bank's office in Las Cruces, New Mexico also originates a portion of these loans. ABS performs underwriting and funding of financings for charter schools.

     Matrix Bank's small business lending division, headquartered in Denver, Colorado, offers the following loan products: SBA 7a loans; first trust deed loans senior to SBA 504 debentures; first trust deed companion loans senior to SBA 7a loans; and Business and Industry Guaranteed Loans offered through the United States Department of Agriculture. Matrix Bank has again been awarded preferred lender status by the SBA in the Colorado market area, and is expecting first quarter expansion of that designation into New Mexico, Utah, Arizona, Oregon and Idaho. Matrix Bank has the further potential of expansion of the designation into Washington and Texas. Preferred lender status allows Matrix Bank to approve SBA guaranteed loan applications without prior review from the SBA, thereby accelerating the approval process for small business loan applications. Preferred lenders also are granted unilateral servicing powers over the term of those loans. During 2002, Matrix Bank originated $16.2 million in SBA loans.

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

     Matrix Bank originates loans on multi-family residential properties. The properties generally are in the Denver metropolitan area and are on properties of between 10 to 50 units. In 2002, Matrix Bank originated approximately $41.4 million of multi-family loans.

     In addition to origination, Matrix Bank also buys participations in commercial real estate loans primarily from banks located in the Colorado market. The loans that we acquire through participations are underwritten with the same diligence and standards as though we were originating them directly.

     ABS offers financing to charter schools located primarily in Arizona, Colorado, Missouri, Florida and Texas for the purchase of real estate, modular space and equipment. The offered financing is generally fully amortizing and completed on a tax-exempt basis. On occasion, we also provide cash flow loans to charter schools. As of December 31, 2002, we had a total of $47.3 million loans outstanding to charter schools. Charter school financing involves inherent risks such as:

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

Mortgage Servicing Activities

     Residential Mortgage Loan Servicing. We conduct our residential mortgage loan servicing activities exclusively through Matrix Financial including the residential mortgage loan servicing that Matrix Financial provides as subservicer for Matrix Bank's servicing portfolio. At December 31, 2002, Matrix Financial serviced approximately $5.3 billion of mortgage loans, excluding $26.6 million subserviced for companies that are not affiliated with us.

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

     As compensation for its mortgage servicing activities, Matrix Financial receives servicing fees, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. In the event of default by the borrower, Matrix Financial receives no servicing fees until the default is cured. At December 31, 2002, Matrix Financial's annual weighted-average servicing fee, including ancillary fees, was 0.48%.

     Servicing is provided on mortgage loans on a recourse or nonrecourse basis. Our policy is to accept only a limited number of servicing assets on a recourse basis. As of December 31, 2002, on the basis of outstanding principal balances, approximately 1.15% of our owned mortgage servicing contracts involved recourse servicing. To the extent that servicing is done on a recourse basis, we are exposed to credit risk with respect to the underlying loan in the event of a repurchase. Additionally, many of our nonrecourse mortgage servicing contracts owned require us to advance all or part of the scheduled payments to the owner of the mortgage loan in the event of a default by the borrower. Many owners of mortgage loans also require the servicer to advance insurance premiums and tax payments on schedule even though sufficient escrow funds may not be available.

Therefore, we must bear the funding costs associated with making such advances. If the delinquent loan does not become current, these advances are typically recovered at the time of the foreclosure sale. Foreclosure expenses, which may include legal fees or property maintenance, are generally not fully reimbursable by Fannie Mae, Freddie Mac or Ginnie Mae, for which agencies we provide significant amounts of mortgage loan servicing. As of December 31, 2002, we had advanced approximately $11.7 million in funds on behalf of third party investors. A foreclosure reserve is estimated and included in the consolidated financial statements. For the VA loans sold and serviced for the Ginnie Mae, which are sold on a nonrecourse basis, the VA loan guarantees may not cover the entire principal balance and, in that case, the Company is responsible for the losses which exceed the VA's guarantee.

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

     The  following   table  sets  forth  certain   information   regarding  the
composition of our mortgage servicing portfolio, excluding loans subserviced for others, as of the dates indicated:

                                                                                As of December 31,
                                                                 ---------------------------------------------------
                                                                     2002              2001              2000
                                                                 --------------    --------------   ----------------
                                                                                  (In thousands)

FHA insured/VA guaranteed residential........................      $ 2,128,363      $ 2,187,686         $1,608,115
Conventional loans...........................................        3,053,368        3,272,109          3,764,586
Other loans..................................................          151,896          196,570            145,262
                                                                 ---------------   --------------    ---------------

     Total mortgage servicing portfolio......................      $ 5,333,627      $ 5,656,365         $5,517,963
                                                                 ===============   ==============    ===============

Fixed rate loans.............................................      $ 4,688,672      $ 5,009,501         $4,346,813
Adjustable rate loans........................................          644,955          646,864          1,171,150
                                                                 ---------------   --------------    ---------------
     Total mortgage servicing portfolio......................      $ 5,333,627      $ 5,656,365         $5,517,963
                                                                 ===============   ==============    ===============

     The following table shows the delinquency statistics for the mortgage loans serviced by Matrix Financial, excluding loans subserviced for others, as of the dates presented. Delinquencies and foreclosures for the mortgage loans serviced by us generally exceed the national average due to high rates of delinquencies and foreclosures on certain bulk loan and bulk servicing portfolios that we acquired at a discount.

                                                              As of December 31,
                        -----------------------------------------------------------------------------------------------
                                     2002                           2001                             2000
                        ------------------------------ -------------------------------- -------------------------------

                           Number       Percentage        Number         Percentage        Number        Percentage
                             of        of Servicing         of          of Servicing         of         of Servicing
                           Loans         Portfolio        Loans          Portfolio         Loans          Portfolio
                        ------------- ---------------- -------------  ----------------- -------------  ----------------

Loans delinquent for:
   30-59 days..........      4,276             5.65%        4,610               5.35%        5,214              5.64%
   60-89 days..........      1,021             1.35           932               1.08           992              1.07
   90 days and over....        647             0.86           616               0.72           530              0.58
                        ------------- --------------   -------------  ---------------   -------------  --------------
   Total delinquencies.      5,944             7.86%        6,158               7.15%        6,736              7.29%
                        ============= ==============   =============  ===============   =============  ==============
   Foreclosures........        540             0.71%          757               0.88%        1,027              1.11%
                        ============= ==============   =============  ===============   =============  ==============

     The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by Matrix Financial, including both fixed and adjustable rate loans, excluding loans subserviced for others, at various interest rates:




                                                                As of December 31,
                    -----------------------------------------------------------------------------------------------------------
                                   2002                                 2001                               2000
                    ----------------------------------- -------------------------------------------- --------------------------
                                           Percentage                          Percentage                          Percentage
                    --------- ----------- ------------  --------- ----------- ---------------------- ------------ -------------
                     Number    Aggregate  of Aggregate   Number    Aggregate  of Aggregate  Number    Aggregate   of Aggregate
                       of      Principal   Principal       of      Principal    Principal     of      Principal    Principal
       Rate           Loans    Balance      Balance       Loans    Balance       Balance     Loans     Balance      Balance
       ----         --------- ----------- ------------  --------- ----------- ---------------------- ------------ -------------
                                                             (Dollars in thousands)

Less than 7.00%....    23,345   2,196,944      41.19%      16,024 $ 1,443,862      25.53 %     6,317  $   474,596      8.60 %
 7.00%--7.99%......    19,043   1,634,054      30.64       23,815   1,895,797      33.52      18,424    1,335,738     24.21
 8.00%--8.99%......    13,424     724,053      13.57       19,002   1,144,290      20.23      27,691    1,801,131     32.64
 9.00%--9.99%......     8,755     349,308       6.55       12,122     542,621       9.59      19,369    1,002,226     18.16
10.00% and over....    11,080     429,268       8.05       15,192     629,795      11.13      20,603      904,272     16.39
                    ---------- ---------- -----------   ----------  --------- -----------   ---------   --------- ----------
  Total............    75,647   5,333,627     100.00%      86,155 $ 5,656,365     100.00 %    92,404  $ 5,517,963    100.00 %
                    ========== ========== ===========   ==========  ========= ===========   =========   ========= ==========

     Loan administration fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining contractual maturity of the mortgage loans serviced by Matrix Financial, excluding loans subserviced for others, as of the dates shown. The changes in the remaining maturities as a percentage of unpaid principal between 2002, 2001 and 2000, as reflected below, are the result of acquisitions of mortgage servicing rights completed during 2001 and 2000.

                                                                  As of December 31,
                  ------------------------------------------------------------------------------------------------------------------
                                   2002                                   2001                                  2000
                  ---------------------------------- --------------------------------------- ---------------------------------------
                                           Percentage                              Percentage                             Percentage
              Number  Percentage  Unpaid    Unpaid    Number  Percentage  Unpaid    Unpaid    Number Percentage  Unpaid    Unpaid
                of    of Number  Principal Principal   of     of Number  Principal Principal   of    of Number  Principal Principal
Maturity       Loans   of Loans   Amount    Amount    Loans   of Loans   Amount     Amount    Loans  of Loans     Amount    Amount
--------      ------- -------- ----------  --------- ------  ---------  --------- ---------- ------ ----------- --------- ----------
                                                                (Dollars in thousands)

 1--5 years.. 11,647   15.40 % $  188,463    3.53%   11,539   13.39%   $  169,794   3.00%   19,489   21.09%  $  321,196    5.82%
 6--10 years.  8,954   11.84      271,438    5.09    14,711   17.08       442,458   7.82    15,891   17.20      411,152    7.45
11--15 years. 10,728   14.18      662,439   12.42    12,101   14.05       729,162  12.89    14,981   16.21      779,922   14.13
16--20 years. 12,914   17.07    1,042,962   19.56    18,013   20.91     1,428,794  25.26    27,779   30.06    2,505,728   45.41
21--25 years.  1,588    2.10      134,967    2.53     2,219    2.58       246,835   4.36     4,522    4.90      444,679    8.06
More than 25
 years        29,816   39.41    3,033,358   56.87    27,572   32.00     2,639,322  46.66     9,742   10.54    1,055,286   19.13
              ------- -------- ----------  --------- ------  -------   ---------- -------   ------  -------  ----------  -------
  Total.....  75,647  100.00 % $5,333,627  100.00%   86,155  100.00%   $5,656,365 100.00%   92,404  100.00%  $5,517,963  100.00%
              ======= ======== ==========  ========= ======  =======   ========== =======   ======  =======  ==========  =======

Our servicing activity is diversified throughout all 50 states with concentrations at December 31, 2002 in California, Texas, Missouri and Arizona of approximately 15%, 14%, 15% and 10%, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced.

     Acquisition of Servicing Rights. Historically, our strategy with respect to mortgage servicing was to focus on acquiring servicing for which the underlying mortgage loans tended to be more seasoned and to have higher interest rates, lower principal balances and higher custodial escrow balances than newly originated mortgage loans. We believed this strategy allowed us to reduce our prepayment risk, while allowing us to capture relatively high custodial escrow balances in relation to the outstanding principal balance. During periods of declining interest rates, prepayments of mortgage loans usually increase as homeowners seek to refinance at lower interest rates, resulting in a decrease in the value of the servicing portfolio. Mortgage loans with higher interest rates and/or higher principal balances are more likely to result in prepayments since the cost savings to the borrower from refinancing can be significant. During 2002, existing low interest rates continued to decrease throughout the year. We did not purchase any servicing in 2002 due to the interest rates prevalent during the year, the lack of the servicing products available and a decision to retain a portion of our originated servicing.

     The following table shows quarterly and annual average prepayment rate experience on the mortgage loans serviced by Matrix Financial, excluding loans subserviced by and for others:

                              For the Years Ended December 31,
                    -----------------------------------------------------
                      2002(1)(4)         2001(2)(4)        2000(3)(4)
                    ----------------   ----------------  ----------------
Quarter ended:
   December 31....        31.03%             24.67%            12.50%
   September 30...        23.30              25.13             12.70
   June 30........        19.00              24.63             12.70
   March 31.......        21.60              17.13             10.50
                    ----------------   ----------------  ----------------
Annual average....        23.73%             22.89%            12.10%
                    ================   ================  ================

 __________

(1) These prepayment rates exclude prepayment experience for mortgage servicing rights subserviced for us by others of $26.6 million, $600,000, $5.8 million and $34.6 million for the quarters ended December 31, September 30, June 30, and March 31, 2002, respectively.
(2) These prepayment rates exclude prepayment experience for mortgage servicing rights subserviced for us by others of $889.0 million, $581.8 million, $306.9 million and $1.1 billion for the quarters ended December 31, September 30, June 30, and March 31, 2001, respectively.
(3) These prepayment rates exclude prepayment experience for mortgage servicing rights subserviced for us by others of $447 million, $0, $16 million and $0 for the quarters ended December 31, September 30, June 30 and March 31, 2000, respectively.
(4) These prepayment rates do not include prepayments that resulted from us targeting our own servicing portfolio for refinance opportunities.

     Historically, we acquired substantially all of our mortgage servicing rights in the secondary market. The industry expertise of Matrix Capital Markets and Matrix Financial allows us to capitalize upon inefficiencies in this market when acquiring mortgage servicing rights. Prior to acquiring mortgage servicing rights, we analyze a wide range of characteristics of each portfolio considered for purchase. This analysis includes projecting revenues and expenses and reviewing geographic distribution, interest rate distribution, loan-to-value ratios, outstanding balances, delinquency history and other pertinent statistics. Due diligence is performed either by our employees or a designated independent contractor on a representative sample of the mortgages involved. The purchase price is based on the present value of the expected future cash flow, calculated by using a discount rate, loan prepayment, default rate and other assumptions that we consider to be appropriate to reflect the risk associated with the investment. In 2000, we began to retain a portion of the mortgage servicing rights generated from the origination platform. Throughout 2000 and for the majority of 2001, we generally retained the servicing on the loans sold to Ginnie Mae. In the fourth quarter of 2001, we began to retain the servicing on loans sold to Fannie Mae and Freddie Mac and sold our newly originated Ginnie Mae servicing. In April through August of 2002, we retained all of the servicing originated on Fannie Mae and Ginnie Mae loans. Beginning in September of 2002, we entered into an assignment of trade contract with a national mortgage banker to sell the majority of our originated servicing. The decision on which servicing to retain or sell is based on factors including interest rate environment, secondary market pricing for the servicing, our capital levels and liquidity. As of December 31, 2002, in terms of unpaid principal amount, approximately $2.3 billion of the underlying mortgage loans in our servicing portfolio were from loans originated and sold by Matrix Financial. It is anticipated that after the sale of the Platform we will continue to sell the majority of our newly originated servicing. See "Item 1. Business--Sale of Wholesale Production Platform." Any significant additions to our servicing portfolio will be done through acquisitions and likely will be portfolios with characteristics of more seasoning, lower balances and higher escrows. Any future acquisitions will be based on availability of desired product, our capital levels, our current investment in mortgage servicing assets and the prevalent interest rate environment.

     Sales of Servicing Rights. We periodically sell our purchased mortgage servicing portfolios and generally sell a portion of the mortgage servicing rights on new loans that we originate, as mentioned above. These sales generate cash at the time of sale but reduce future cash flow and servicing fee income. We sold mortgage servicing rights on loans that we originated having an aggregate principal amount of $681 million during the year ended December 31, 2002. Periodically, we may also sell purchased mortgage servicing rights to restructure our portfolio or generate revenues. Purchased mortgage servicing rights were sold during the year ended December 31, 2002 for net gains of approximately $675,000.

     We anticipate that we will sell the majority of our originated mortgage servicing rights on new loans that we originate. See "Item 1. Business--Sale of Wholesale Production Platform." We also may sell purchased mortgage servicing rights. We intend to base decisions regarding future mortgage servicing sales upon our cash requirements, purchasing opportunities, capital needs, earnings and the market price for mortgage servicing rights. During a quarter in which we sell purchased mortgage servicing rights, reported income will tend to be greater than if we had not made the sale during that quarter. Prices obtained for mortgage servicing rights vary depending on servicing fee rates, anticipated prepayment rates, average loan balances, remaining time to maturity, servicing costs, custodial escrow balances, delinquency and foreclosure experience and purchasers' required rates of return.

     In the ordinary course of selling mortgage servicing rights, consistent with industry standards, we make certain representations and warranties to purchasers of mortgage servicing rights. If a borrower defaults and there has been a breach of representations or warranties and we have no third party recourse,  we may  become  liable  for the  unpaid  principal  and  interest  on defaulted loans. In such a case, we may be required to repurchase the mortgage loan and bear any subsequent loss on the loan. In connection with any purchases of mortgage servicing rights that we make, we also are exposed to liability to the extent that an originator or seller of the mortgage servicing rights is unable to honor its representations and warranties. Historically, we have not incurred material losses due to breaches of representations and warranties and we do not anticipate any future material losses due to breaches of representations and warranties; however, there can be no assurance that we will not experience such losses.

     Hedging of Servicing Rights. Our investment in mortgage servicing rights is exposed to potential impairment in certain interest rate environments. As previously discussed, the prepayment of mortgage loans increases during periods of declining interest rates as homeowners seek to refinance their loan to lower interest rates. If the level of prepayment on segments of our mortgage servicing portfolio reaches a level higher than we projected for an extended period of time, the associated basis in the mortgage servicing rights may be impaired. To mitigate this risk of impairment due to declining interest rates, we initiated a hedging strategy during 1997 that used a program of exchange-traded futures and options. Through December 31, 2000, our hedging program qualified for hedge accounting treatment based on a high degree of statistical correlation and then current accounting guidance. With the required adoption of the SFAS 133 on January 1, 2001, we did not attempt to qualify for hedge accounting treatment due to the requirements in the standard that are necessary to do so. In the fourth quarter 2002, we elected to reinstate our hedging program to mitigate a portion of our investment in mortgage servicing rights from further impairment. This program is identical to the program instituted in 1997. The decision was based on the historically low interest rates, the continued weakening economy, the geopolitical environment and the impairment that we incurred to-date. During the fourth quarter 2002, we hedged approximately $400 million of our servicing portfolio, or 7.5%. As of December 31, 2002, we removed the hedge and then reinstated it on January 2, 2003, increasing our hedge portfolio to approximately $600 million. Although we believe our hedging program would qualify for hedge accounting, we did not attempt to qualify for hedge accounting treatment due to the requirements in SFAS 133 that were necessary to do so. The decision to increase or decrease our hedging coverage will be based on several factors, including those discussed above, as well as the composition of our current servicing portfolio.

     During 2002, based on a valuation model which incorporates, among other things, prepayment speeds, we recorded a provision for impairment on our mortgage servicing rights totaling approximately $14.2 million. Our impairment reserve as of December 31, 2002 was $14.4 million. The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of discounted future cash flows. Due to the drop in interest rates, both the actual and anticipated prepayment speeds used in the valuation model increased causing the fair value of the servicing to decrease below the carrying basis which resulted in an impairment. The majority of the impairment related to the servicing rights retained by the Company on its originations over the last year. Further decreases in interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future years.

Brokerage, Consulting and Outsourcing Services

     Brokerage Services. Matrix Capital Markets operates as one of the nation's leading full-service mortgage servicing and mortgage loan brokers. It is capable of analyzing, packaging, marketing and closing transactions involving mortgage servicing and loan portfolios and selected merger and acquisition transactions for mortgage banking entities. Matrix Capital Markets promotes its services to all types and sizes of market participants, thereby developing diverse relationships.

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

     We believe that the client relationships developed by Matrix Capital Markets through its national network of contacts with commercial banks, mortgage companies, savings associations and other institutional investors represent a significant competitive advantage and form the basis for Matrix Capital Market's national market presence. These contacts also enable Matrix Capital Markets to identify prospective clients for our other subsidiaries and make referrals when appropriate. See "Consulting and Analytic Services" below.

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

      The sale and transfer of mortgage servicing rights occurs in a market that is inefficient and often requires an intermediary to match buyers and sellers. Prices are unpublished and closely guarded by market participants, unlike most other major financial secondary markets. This lack of pricing information complicates an already difficult process of differentiating between servicing product types, evaluating regional, economic and socioeconomic trends and predicting the impact of interest rate movements. Due to its significant contacts, reputation and market penetration, Matrix Capital Markets has access to information on the availability of mortgage servicing portfolios, which helps it bring interested buyers and sellers together. Due to the consolidation that has taken place in the mortgage banking industry, as well as the low interest rate environment experienced in 2002 which depressed the value of servicing, the overall market, including the number of buyers and sellers of servicing, has decreased. As a result, we have experienced an overall decrease in both the portfolios brokered and the corresponding revenue. In the current market, we do not anticipate this trend to reverse.

     In addition, Matrix Capital Markets provides brokerage services to buyers and sellers of all types of loan products. Matrix Capital Markets provides loan brokerage services to both servicing brokerage clients and non-servicing brokerage clients.

     First Matrix Investment Services is registered with the NASD as a fully disclosed broker-dealer, headquartered in Denver, Colorado. First Matrix, incorporated in Texas in 1984, conducts a wide range of general securities business, including fixed income brokerage, retail brokerage, investment banking and structured finance services. First Matrix clears all of its transactions through First Southwest Company based in Dallas, Texas on a fully disclosed basis.

     Fixed Income Trading. First Matrix has traditionally focused its fixed income business primarily on financial institutions in the Rocky Mountain Region. First Matrix brokers U.S. government treasury obligations, agencies, municipal bonds and corporate debt. The majority of its fixed income business is of an institutional nature, and its clients include banks, savings and loans, insurance companies, mutual funds, money managers and hedge funds. With the addition of its SBA group in Memphis, First Matrix has diversified its client base and its product mix. In its first full year of SBA brokerage activity, First Matrix was ranked third in SBA guaranteed loan pool securitizations.

     First Matrix, acting as agent for Matrix Bank, purchases the guaranteed portion of SBA 7A loans from bank and non-bank lenders around the country. These loans are assembled and later pooled into SBA securities which are sold into the secondary market. These pools are subsequently sold to institutional and sophisticated investors. This trading strategy enables Matrix Bank to earn attractive yields on high credit quality assets with reduced exposure to the traditional risks associated with investing in any fixed income asset.

     Retail Brokerage. Retail brokerage services have and will continue to be an integral part of the First Matrix service platform. The First Matrix focus is to attract experienced investment professionals with established relationships, looking to provide their clients with the safety and expanded services provided by a broker-dealer connected to a well-capitalized, regional bank holding company. Our brokers have long-standing relationships with a broad range of retail and small business clients.

     Although First Matrix' product mix will focus on fee-based products, it will continue to offer traditional fixed income and equity investment services to its retail client base.

     Investment Banking / Structured Finance. Historically, the Company has relied on other financial institutions and the brokerage community to provide liquidity for many of its assets and the assets of its subsidiaries. In doing so, the Company and its subsidiaries has paid considerable fees and has relied on third parties to provide liquidity in assets that individuals in the Company know intimately and in many cases understand better than the brokerage community.

     First Matrix has hired a small number of professionals who understand the Company's business lines and have structured its assets at other firms. These underwriting activities have focused to-date on SBA products, real estate collateral and chartered school loans originated through the holding company. All underwriting has been done on a best efforts basis.

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

     Because SFAS 140 requires that mortgage servicing portfolios be valued at the lower of cost or market value, active management of servicing assets has become a critical component to holders of mortgage servicing rights. Due to the risk of impairment of mortgage servicing rights as a result of constantly changing interest rates and prepayment speeds on the underlying mortgage portfolio, risk management of mortgage servicing rights by holders of mortgage servicing rights portfolios, which typically takes the form of hedging the portfolio, has become more prevalent. The SFAS 140 "mark-to-market" analyses done by Matrix Capital Markets help clients assess which of their portfolios of mortgage servicing rights are most susceptible to impairment due to interest rate and prepayment risk.

     We believe that the services offered by the analytics department of Matrix Capital Markets provide us with a competitive advantage in attracting and retaining clients because we are able to offer financial services companies and financial institutions a more complete package of services than our competitors. In addition, Matrix Capital Markets is able to refer clients to Matrix Bank for bulk loan acquisitions and to Matrix Asset Management for real estate management and disposition services. The full range of services offered by Matrix Capital Markets and its affiliates further strengthens Matrix Capital Market's client relationships.

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

     School Services. In addition to providing financing to charter schools as mentioned in "Lending Activities--Commercial and Other Lending," ABS also provides a wide variety of outsourced business and consulting services to charter schools. The most basic services offered by ABS include fund accounting, cash management, budgeting, governmental reporting and payroll and accounts payable processing. Additionally, ABS consults with and offers programs to charter schools in the following areas:

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

Self-Directed Trust, Custody and Clearing Activities

     Self-Directed Trust and Custody Services. The Company's trust and custody activities are provided through Sterling Trust and Matrix Bank.

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

     During 2002, Matrix Bank, through its Denver, Colorado location, expanded the variety and depth of its trust services, primarily by partnering with Matrix Settlement & Clearance Services in providing trust and custodial services to over 50 nationally recognized third party administrators, broker-dealers and banks. Trust and custodial services range from accepting qualified retirement plan contributions, facilitating the trading and settlement of plan securities, making distributions to individual plan participants, to withholding state and federal taxes and producing annual tax forms.

     These services are marketed in conjunction with Matrix Settlement & Clearance Services on a nationwide-basis to the financial services industry, specifically, broker-dealers, registered representatives, financial planners and advisors, tax professionals, insurance agents and investment product sponsors. The advantage offered by Matrix Bank's trust department is the ability to hold and report on a wide array of publicly traded investments. Matrix Bank's trust department acts only as a direct trustee and does not offer financial planning or advising.

     At December 31, 2002, Sterling Trust had 34,300 accounts with assets under administration of over $2.0 billion, and the trust department of Matrix Bank had 10,800 accounts with assets under administration of over $5.8 billion.

     Clearing Services. Matrix Settlement & Clearance Services, our joint venture, provides automated clearing of mutual funds utilizing the National Securities Clearing Corporation's Fund/SERV and Defined Contribution Clearance & Settlement platform for banks, trust companies, third party administrators and registered investment advisors. In performing services for its customers, Matrix Settlement & Clearance Services generates low-cost deposits and trust and custodial fees for the Company. As of December 31, 2002, Matrix Settlement & Clearance Services had 86 clients under contract with those clients administering approximately $13.8 billion in funds that would be eligible for inclusion in the automated clearing environment of the National Securities Clearing Corporation.

     MSCS  Financial  Services,   LLC,  a  wholly  owned  subsidiary  of  Matrix
Settlement & Clearance Services, began operations January 2, 2002 as a NASD registered broker-dealer.

     Through our wholly owned subsidiary, Matrix Advisory Services, LLC, we continue to develop and plan to offer an Internet-based private wealth management service through the utilization of proprietary asset allocation models in 2003 as a complementary business to the clearing operation. The model was developed and will be supported by a nationally recognized research and investment firm. The advantage that our service will offer is a turnkey approach with the automation of the mutual fund clearing.

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

      In originating mortgage loans, Matrix Financial and Matrix Bank have historically competed mainly with other mortgage companies, finance companies, savings associations and commercial banks. Customers distinguish among market participants based primarily on price and, to a lesser extent, the quality of customer service and name recognition. After the sale of the Platform, we have agreed with the Buyer not to compete in certain respects. We do not believe, however, that this stipulation will impact substantially the ability of Matrix Bank to effectively serve its local markets or customers. See "Item 1. Business--Sale of Wholesale Production Platform."

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

Employees

      At December 31, 2002, the Company had 902 employees. We believe that our relations with our employees are good. The Company is not party to any collective bargaining agreement. We anticipate that the Buyer of the production platform will hire approximately 346 of our employees, thereby reducing our employee count to approximately 556 as of the Final Closing Date. See "Item 1. Business--Sale of Wholesale Production Platform."

Regulation and Supervision

      Set forth below is a brief description of various laws, regulatory authorities and associated regulations affecting our operations. The description of laws and regulations contained in this document does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

     Any change in applicable laws, regulations or regulatory policies may have a material effect on our business, operations and prospects.

     Matrix Bancorp. We are a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, we are subject to OTS regulation, examination, supervision and reporting requirements. In addition, the OTS has enforcement authority over us and our savings association and non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of our subsidiary savings institution, Matrix Bank. In addition, Matrix Bank must notify the OTS at least 30 days before making any capital distribution to us.

      As a unitary savings and loan holding company that has been in existence prior to May 4, 1999, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that Matrix Bank continues to be a "qualified thrift lender" under the Home Owners' Loan Act. To maintain its status as a qualified thrift lender, Matrix Bank must maintain a minimum percentage of its assets in qualified thrift investments unless the Office of Thrift Supervision grants an exception to this requirement. In general, qualified thrift investments include certain types of residential mortgage loans and mortgage-backed securities. If we acquire control of another savings association as a separate subsidiary, we would become a multiple savings and loan holding company. Multiple savings and loan holding companies may only engage in those activities permissible for a financial holding company under the Bank Holding Company Act of 1956, as amended. Generally, financial holding companies may only engage in activities such as banking, insurance and securities activities, as well as merchant banking activities under certain circumstances. In addition, if Matrix Bank fails to maintain its status as a qualified thrift lender, within one year of Matrix Bank's failure, we would be required to convert Matrix Bank to a national bank and to register as a bank holding company under the Bank Holding Company Act of 1956, as amended.

      The Change in Bank Control Act, as amended, provides that no person, acting directly or indirectly or thorough or in concert with one or more other persons, may acquire control of a savings association unless the Office of Thrift Supervision has been given 60 days prior written notice. The Home Owners' Loan Act provides that no company may acquire control of a savings association without the prior approval of the Office of Thrift Supervision. Any company that acquires such control becomes a savings and loan holding company subject to registration, examination and regulation by the Office of Thrift Supervision. Pursuant to federal regulations, control of a savings association (which includes its holding company) is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock of the association or the ability to control the election of a majority of the directors of the association. Moreover, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock, but less than 25% of any class of stock of a savings association, where certain enumerated "control factors" are also present in the acquisition. The Office of Thrift Supervision may prohibit an acquisition of control if it would result in a monopoly or substantially lessen competition, the financial condition of the acquiring person might jeopardize the financial stability of the association, or the competence, experience or integrity of the acquiring person indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

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

       The USA Patriot Act was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA Patriot Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We do not believe that the USA Patriot Act will have a material impact on our operations.

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

      Matrix Bank must submit annual financial reports audited by independent auditors to federal regulators. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted to the Office of Thrift Supervision. The audit committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers. The regulatory structure is designed primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in these regulations, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or Congress, could have a material impact on Matrix Bank and its operations.

      Transactions with Affiliates. Under current federal law, Sections 23A and 23B of the Federal Reserve Act govern transactions between depository institutions and their affiliates. These provisions are made applicable to savings associations, such as Matrix Bank, by the Home Owners' Loan Act. In a holding company context, in general, the parent holding company of a savings association and any companies that are controlled by the parent holding company are affiliates of the savings association. However, the Office of Thrift Supervision has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis. Section 23A limits the extent to which the savings association or its subsidiaries may engage in certain transactions with its affiliates. These transactions include, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Generally, these transactions between the savings association and any one affiliate cannot exceed 10% of the savings association's capital stock and surplus, and these transactions between the savings institution and all of its affiliates cannot, in the aggregate, exceed 20% of the savings institution's capital stock and surplus. Section 23A also establishes specific collateral requirements for loans or extensions of credit to an affiliate, and for guarantees or acceptances on letters of credit issued on behalf of an affiliate. Applicable regulations prohibit a savings association from lending to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. Section 23B requires that transactions covered by Section 23A and a broad list of other specified transactions be on terms and under circumstances substantially the same, or no less favorable to the savings association or its subsidiary, as similar transactions with non-affiliates. In addition to the restrictions on transactions with affiliates that Sections 23A and 23B of the Federal Reserve Act impose on depository institutions, the regulations of the Office of Thrift Supervision also generally prohibit a savings association from purchasing or investing in securities issued by an affiliate. Matrix Bank engages in transactions with its affiliates, which are structured with the intent of complying with these rules. Sections 23A and 23B have been codified into a new regulation issued by the Federal Reserve Board which becomes effective on April 1, 2003. The regulation is not expected to materially impact Matrix Bank.

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

      Since January 1, 1997, the premium schedule for insured institutions in the Bank Insurance Fund and the Savings Association Insurance Fund has ranged from 0 to 27 basis points. However, Savings Association Insurance Fund and Bank Insurance Fund insured institutions are required to pay a Financing Corporation or "FICO" assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 2002, the FICO assessment for both Savings Association Insurance Fund and Bank Insurance Fund insured institutions was equal to 1.70% for each $100 in domestic deposits maintained at the institution. These assessment, which will be revised based upon the level of Savings Association Insurance Fund and Bank Insurance Fund deposits, will continue until the bonds mature in the year 2017.

      Brokered Deposits. Under the Federal Deposit Insurance Corporation regulations governing brokered deposits, well capitalized associations, such as Matrix Bank, are not subject to brokered deposit limitations, while adequately capitalized associations are subject to certain brokered deposit limitations and undercapitalized associations may not accept brokered deposits. At December 31, 2002, Matrix Bank had $327.3 million of brokered deposits. In the event Matrix Bank is not permitted to accept brokered deposits in the future, it would have to find replacement sources of funding. It is possible that such alternatives, if available, would result in a higher cost of funds.

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

      As of December 31, 2002, Matrix Bank was a "well capitalized" institution.

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

     The following table indicates Matrix Bank's regulatory capital ratios:

                                                                                                   As of
                                                                                             December 31, 2002
                                                                                   ------------------------------------
                                                                                         Core            Risk-Based
                                                                                        Capital           Capital
                                                                                   ------------------ -----------------
                                                                                          (Dollars in thousands)

    Shareholder's equity/GAAP capital.............................................       100,716      $    100,716
    Disallowed assets.............................................................         6,341             6,341
    Unrealized gain on available for sale securities..............................           (26)              (26)
    Additional capital items:
         General valuation allowances.............................................             -             6,083
            Residual interests                                                                 -               (65)
                                                                                   ------------------ -----------------
    Regulatory capital as reported to the Office of Thrift Supervision............        94,349           100,367
    Minimum capital requirement as reported to the Office of Thrift Supervision...        64,602            69,680
                                                                                   ------------------ -----------------
    Regulatory capital--excess.....................................................        29,747            30,687
                                                                                   ================== =================
    Capital ratios................................................................          5.84             11.52
    Well capitalized requirement..................................................          5.00             10.00

      Federal Home Loan Bank System. Matrix Bank is a member of the Federal Home Loan Bank ("FHLB") system, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member associations and administers the home financing credit function of savings associations. The FHLB advances must be secured by specified types of collateral and may only be obtained for the purpose of providing funds for residential housing finance. The FHLB funds its operations primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. Matrix Bank, as a member of the FHLB system, must acquire and hold shares of capital stock in its regional FHLB in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.3% of total assets, or 5% of its advances ("borrowings") from the FHLB. Prior to relocating its domicile, Matrix Bank was a member of the FHLB of Dallas. Effective March 25, 2002, Matrix Bank is a member of the FHLB of Topeka. Matrix Bank was in compliance with the requirement discussed with an investment in FHLB of Dallas and Topeka stock at December 31, 2002 totaling $30.4 million.

      Federal Reserve System. The Federal Reserve Board regulations require all depository institutions to maintain noninterest-earning reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 2002, Matrix Bank was in compliance with the Federal Reserve Board's reserve requirements. Savings associations, such as Matrix Bank, are authorized to borrow from the Federal Reserve Bank "discount window," but the Federal Reserve Board regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

      Mortgage Banking Operations. Our mortgage banking operations are conducted through Matrix Financial. The rules and regulations applicable to our mortgage banking operations establish underwriting guidelines that, among other things, include anti-discrimination provisions, require provisions for inspections, appraisals and credit reports on prospective borrowers and fix maximum loan amounts. Moreover, we are required annually to submit audited financial statements to the HUD, Fannie Mae, Freddie Mac and Ginnie Mae, and each regulatory entity maintains its own financial guidelines for determining net worth and eligibility requirements. Our operations are also subject to examination by the HUD, Fannie Mae, Freddie Mac and Ginnie Mae at any time to assure compliance with the applicable regulations, policies and procedures. Mortgage loan origination activities are subject to, among other laws, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act of 1974, and the regulations promulgated under these laws that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Moreover, the Office of Thrift Supervision, as primary regulatory authority over Matrix Bank (the parent of Matrix Financial), examines our mortgage banking operations as well.

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

      Limitation on Capital Distributions. The Texas Finance Code prohibits a Texas trust company from reducing its outstanding capital and certified surplus through redemption or other capital distribution without the prior written approval of the Texas Banking Commissioner. Moreover, Sterling Trust anticipates that it will not pay cash dividends during 2003.

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

      The Texas Banking Commissioner may pursue an order of supervision or conservatorship if:

      o The Texas Banking Commissioner determines that the Texas trust company is in a hazardous condition and that the continuation of business would be hazardous to the public or to the shareholders or creditors of the Texas trust company,
      o The Texas Banking Commissioner determines that the Texas trust company has exceeded its powers,
      o     The Texas trust company has violated the law, or
      o The Texas trust company gives written consent to supervision or conservatorship.

      The Texas Banking Commissioner also has the authority to pursue the appointment of an independent receiver for a Texas trust company.

      Capital Requirements. Applicable law generally requires a Texas trust company to have and maintain minimum restricted capital of at least $1 million. Sterling Trust was in compliance with the requirement at December 31, 2002.

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

      Regulation  of  First  Matrix  Investment   Services  Corp.  First  Matrix
Investment Services Corp. is a registered broker-dealer subsidiary that is subject to the Securities and Exchange Commission's net capital rule, Rule 15c3-1, promulgated under the Securities Exchange Act of 1934. The net capital rule is designed to measure the general financial condition and liquidity of a broker-dealer. Net capital generally is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the Securities and Exchange Commission and suspension or expulsion by the NASD, and could ultimately lead to the firm's liquidation. The net capital rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. At December 31, 2002, First Matrix was in compliance with these requirements with net capital of $285,000, which was $247,000 in excess of its required net capital of $38,000.

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

Item 2.  Properties

      We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms. The following table sets forth certain information concerning the real estate that we own or lease:

                                                                                                                   Monthly Rent
                                                                                                                    or Mortgage
      Location             Square Feet/Acres               Owned/Leased                      Occupant                 Payment
----------------------     -------------------   ---------------------------------- ----------------------------  ----------------

Denver, CO...........(1)           182,623       Owned                              Matrix Bancorp and various             N/A
                                                                                    of its subsidiaries (1)
Denver, CO...........                8,007       Leased through April 30, 2003      Matrix Bancorp and Matrix         $ 14,413
                                                                                    Asset Management
Phoenix, AZ..........(5)            62,771       Leased through February 28, 2007   Matrix Financial, Matrix          $ 64,278
                                                                                    Bank, ABS and Matrix
                                                                                    Bancorp
Memphis, TN..........                3,305       Leased month to month              First Matrix and Matrix           $  5,619
                                                                                    Capital Markets
Las Cruces, NM.......                1,800       Owned                              Matrix Bank                            N/A
Las Cruces, NM.......(2)            30,000       Owned                              Matrix Bank                            N/A
Sun City, AZ.........                3,000       Owned                              Matrix Bank                            N/A
Atlanta, GA..........(4)             4,129       Leased through August 31, 2003     Matrix Financial                  $  7,167
Chicago, IL..........                1,658       Leased through April 30, 2003      Matrix Financial                  $  2,895
Clayton, MO..........                6,718       Leased through June 30, 2003       Matrix Financial                  $ 14,275
Dallas, TX...........(4)             6,205       Subleased through May 31, 2004     Matrix Financial                  $ 11,376
Houston, TX..........(4)             4,011       Leased through October 31, 2003    Matrix Financial                  $  5,682
Jacksonville, FL.....(4)             5,250       Leased through December 31, 2005   Matrix Financial                  $  7,438
Phoenix, AZ..........(4)             5,500       Leased through June 30, 2005       Matrix Financial                  $  8,938
Phoenix, AZ..........               17,241       Leased through August 31, 2007     Matrix Financial                  $  8,365
Sacramento, CA.......(4)             4,202       Leased through December 31, 2003   Matrix Financial                  $  7,774
Santa Ana, CA........(4)             8,851       Leased through August 31, 2003     Matrix Financial                  $ 14,037
Waco, TX.............               11,294       Leased through June 30, 2006       Sterling Trust                    $ 13,553
Waco, TX.............(3)               928       Leased through June 30, 2003       Sterling Trust                    $  1,021
Fort Worth, TX.......                1,148       Leased through November 30, 2004   First Matrix                      $  1,579
Cottonwood, AZ.......                1,879       Owned                              ABS                                    N/A
Deerfield Beach, FL..                  500       Leased month to month              ABS                                $   863
Flagstaff, AZ........           10,000 and       Owned                              ABS                                    N/A
                               1.107 Acres
Gilbert, AZ..........           1.98 Acres       Owned                              ABS                                    N/A
Gilbert, AZ..........               10,456       Owned                              ABS                                    N/A
Glendale, AZ.........         12.892 Acres       Owned                              ABS                                    N/A
Houston, TX..........               71,437       Owned                              ABS                                    N/A
Mesa, AZ.............                 7616       Owned                              ABS                                    N/A
Phoenix, AZ..........                9,150       Owned                              ABS                                    N/A
Phoenix, AZ..........              5 Acres       Owned                              ABS                                    N/A
Phoenix, AZ..........          6.729 Acres       Owned                              ABS                                    N/A
Phoenix, AZ..........               22,920       Owned                              ABS                                    N/A
Phoenix, AZ..........               10,000       Owned                              ABS                                    N/A
Phoenix, AZ..........                7,200       Owned                              ABS                                    N/A
Phoenix, AZ..........               10,000       Owned                              ABS                                    N/A
Port Charlotte, FL...               10,200       Owned                              ABS                                    N/A
St. Louis, MO........                6,144       Leased through June 30, 2012       ABS                               $ 12,500
St. Louis, MO........                5,500       Owned                              ABS                                    N/A
St. Louis, MO........               42,000       Owned                              ABS                                    N/A
Snow Flake, AZ.......                2,850       Owned                              ABS                                    N/A
__________

(1) Of this 182,623 square feet, approximately 58,167 square feet are leased to the Company and certain of its subsidiaries. Approximately 4,432 square feet of this leased property will be assigned to the Buyer of the sale of the production platform. See "Item 1. Business--Sale of Wholesale Production Platform." Substantially all of the remaining space is rented to unaffiliated third parties at market prices.
(2) Of this 30,000 square feet, approximately 10,100 square feet serve as the branch for Matrix Bank. Substantially all of the remaining space is rented to unaffiliated third parties at market prices.
(3) Management is reviewing options concerning renewal of the lease at its expiration.
(4) These properties will be assigned to the Buyer of the production platform. See "Item 1. Business--Sale of Wholesale Production Platform."
(5) Of this 62,771 square feet, approximately 26,950 square feet will be subleased to the Buyer of the production platform. See "Item 1. Business--Sale of Wholesale Production Platform."

Item 3.  Legal Proceedings

      General. We are from time to time party to various litigation matters, in most cases, involving ordinary and routine claims incidental to our business. With respect to all pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty. Therefore, no accrual for loss has been made as of December 31, 2002. However, the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material, adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

      Matrix Bancorp. In early 1999, the Company and Matrix Bank instituted an arbitration action with the American Arbitration Association in Phoenix, Arizona against Fidelity National Financial, Inc. The arbitration action arose out of an alleged breach by Fidelity of a Merger Termination Agreement entered into between the Company and Fidelity in connection with the termination of their proposed merger. The arbitration panel has ruled that the entire Merger Termination Agreement was unenforceable. The Company and Matrix Bank filed an appeal of the arbitration panel's decision in federal district court in Phoenix, Arizona, which has been denied. In October 2001, Fidelity initiated a second arbitration to determine the validity of a release given in connection with the Merger Termination Agreement. Matrix Bancorp contested that the releases were valid and, in the alternative, made a counterclaim against Fidelity demanding restitutional damages for the value of the releases if they were determined valid. The arbitration panel has held the releases to be valid and enforceable and has denied the Company's claim for restitutional damages. Fidelity has filed a motion with the arbitration panel requesting that it be awarded its attorney fees, and the panel has awarded Fidelity approximately $500,000. The Company anticipates an appeal of the findings of the arbitration panel.

      Matrix Bancorp, The Vintage Group, Inc., Vintage Delaware Holdings, Inc., Matrix Bank, and Guy A. Gibson, currently a director of Matrix Bancorp, Richard
V. Schmitz, currently Co-Chief Executive Officer and Chairman of the Board of Matrix Bancorp, and D. Mark Spencer, currently the President, Co-Chief Executive Officer and a director of Matrix Bancorp, have been named defendants in an action filed in November 2000 styled Roderick Adderley, et al. v. Guy A. Gibson, et al. pending in the District Court of Tarrant County, Texas, seeking to impose joint and several liability on these defendants for the judgment against Sterling Trust in Roderick Adderley, et al. v. Advance Financial Services, Inc., et al. ("Adderley I") See "Sterling Trust" below. The plaintiffs have asserted various theories of liability, including control person theories of liability under the Texas Securities Act and fraudulent transfer theories of liability. The defendants believe they have adequate defenses and intend to vigorously defend this action. The parties have agreed to abate the action pending the outcome of Adderley I. See "Sterling Trust." The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

      Matrix Bank. A former customer of Matrix Bank is a debtor in a Chapter 11 proceeding under the Bankruptcy Code styled In re Apponline.com, Inc. and Island Mortgage Network, Inc. pending in the United States Bankruptcy Court for the Eastern District of New York. Prior to the bankruptcy filing, Matrix Bank had provided the customer, Island Mortgage Network, Inc., with a purchase/repurchase facility under which Matrix Bank purchased residential mortgage loans from Island Mortgage, with Island Mortgage having the right or obligation to repurchase such mortgage loans within a specified period of time. Several other financial institutions had provided Island Mortgage with warehouse financing or additional purchase/repurchase facilities. The total value of the loans Matrix Bank purchased from Island Mortgage that are subject to the bankruptcy is approximately $12.5 million in original principal amount (the "Purchased Loans"). The principals of Island Mortgage were indicted for fraud in connection with financial improprieties committed by Island Mortgage.

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

      The trustee for Island Mortgage recently completed his "due diligence" review of the loans Matrix Bank purchased from Island Mortgage at issue in the bankruptcy and confirmed that Matrix Bank's interests are "perfected" in all but 17 of the loans. The trustee filed three adversary actions seeking to avoid Matrix Bank's interests in those 17 loans. Matrix Bank believes that it will prevail in demonstrating to the Bankruptcy Court that Matrix Bank is the rightful owner of each of the 17 loans subject to the adversary actions filed by the trustee and that the interests of Matrix Bank are superior to any claim possessed by the trustee with respect to those loans.

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

      Additionally, Matrix Bank has initiated an adversary claim against the State Bank of Long Island ("State Bank"). State Bank was the depository bank for Island Mortgage, and Matrix Bank believes that State Bank bears liability for any loss sustained by Matrix Bank as a result of the fraud perpetrated by Island Mortgage. Matrix Bank also believes that any loss it may sustain as a result of its dealings with Island Mortgage are insured. Matrix Bank cannot accurately assess at this time whether and to what extent it will receive compensation from any source for any loss it may incur as a result of its relationship with Island Mortgage.

      Matrix Financial. Matrix Financial has been named a defendant in an arbitration claim pending before the American Arbitration Association in Denver, Colorado. The claim was filed on May 22, 2002 by a former employee, who was terminated in early 2002. The claimant claims that he was not terminated "for cause," as specified in his employment agreement and has made claims for, among other things, breach of good faith and fair dealing, breach of his employment agreement, back pay and other economic loss, violation of the Colorado wage act and attorneys' fees and costs. Matrix Financial believes it has meritorious defenses to this claim and intends to defend the matter vigorously.

      Sterling Trust. Sterling Trust has been named a defendant in an action filed July 1999 styled Roderick Adderley, et al. v. Advanced Financial Services, Inc., et al. that was tried in Tarrant County, Texas district court in the spring of 2000. The jury returned a verdict adverse to Sterling Trust with respect to two of 12 theories of liability posed by the plaintiffs, and the court has signed a judgment for certain of the plaintiffs in the amount of approximately $6.4 million. Sterling Trust has filed an appeal of this judgment and believes it has meritorious points of appeal. It intends to vigorously prosecute the appeal of this action. The ultimate resolution of this appeal could result in a loss of up to $6.4 million plus post-judgment interest and additional attorneys' fees. The ultimate legal and financial liability, if any, of Sterling Trust cannot be estimated with certainty at this time.

      Sterling Trust was named a defendant in several putative class action lawsuits instituted in November 2000 by one law firm in Pennsylvania. The styles of such lawsuits are as follows: Douglas Wheeler, et al. v. Pacific Air Transport, et al.; Paul C. Jared, et al. v. South Mountain Resort and Spa, Inc., et al.; Lawrence Rehrig, et al. v. Caffe Diva, et al.; Merrill B. Christman, et al. v. Millennium 2100, Inc., et al.; David M. Veneziale, et al. v. Sun Broadcasting Systems, Inc., et al.; and Don Glazer, et al. v. Technical Support Servs., Inc., et al. All of such lawsuits were originally filed in the United States District Court for the Western District of Pennsylvania. On April 26, 2001, the District Court for the Western District of Pennsylvania ordered that all of such cases be transferred to the United States District Court for the Western District of Texas so that Sterling Trust could properly present its motion to compel arbitration. Sterling Trust filed separate motions to compel arbitration in these actions, all of which were granted. Each of the six plaintiffs timely filed arbitration demands with the American Arbitration Association. The demands seek damages and allege Sterling Trust breached fiduciary duties and was negligent in administrating each claimant's self-directed individual retirement account holding a nine-month promissory note. Sterling Trust believes it has meritorious defenses and is defending the matters vigorously.

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

      Sterling Trust has been named in an arbitration action filed in July 2002 styled David M. Albert, William H. Craven, Charles Savall & Leonid Shapiro v. Sterling Trust Company that is pending before the Judicial Arbiter Group of Denver, Colorado. The plaintiffs have alleged breach of contract against Sterling Trust relating to their investments of approximately $850,000 in Advisors Capital Investments through their self-directed IRAs held by Sterling Trust. In January 2003, this action was settled and the matter has been closed.

      Sterling Trust has been named a defendant in an action filed in December 2001 styled Heraclio A. Munoz, et al. v. Sterling Trust Company that is pending in Superior Court of the State of California. The complaint seeks class action status, requests unspecified damages and alleges negligent misrepresentation, breach of fiduciary duty and breach of written contract on the part of Sterling Trust. On December 10, 2002, the court denied Sterling Trust's motion to compel arbitration. Sterling Trust believes it has meritorious defenses and is defending the matter vigorously.

      In addition, Sterling Trust has been the subject of numerous lawsuits and arbitration proceedings in which customers and, in some cases, persons who are not customers allege various theories of liability against the Company for losses suffered by these claimants in connection with their failed investments in several enterprises. To the extent that Sterling Trust has had any relationship with any of such claimants, it has been solely as custodian of such claimants self-directed IRAs pursuant to contracts that specify the limited nature of Sterling Trust's obligations. We believe Sterling Trust has in each case acted in accordance with its obligations under the contracts and/or as otherwise imposed by law. We further believe that the ultimate outcome of each of these cases will not be material to the consolidated financial position and results of operations of Company; but, there can be no assurances that there will not be an adverse outcome in any one or more of these cases or that any such adverse outcome will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

      ABS School Services. ABS has been named a defendant in an action filed in the Superior Court of Arizona, Maricopa County on June 3, 2002 by a former employee. The former employee claims that she is entitled to approximately $450,000 in commissions owed to her at the time of termination of her employment. She has also made claims under the Arizona wage act and for an award of her attorneys' fees. ABS believes it has meritorious defenses to this claim and intends to defend the matter vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Our common stock, $0.0001 par value, is traded on The Nasdaq National Market under the symbol "MTXC." The following table sets forth the high and low sales prices for our common stock on The Nasdaq National Market for the periods indicated.

                                                        Market Price
                                                 ---------------------------
        Quarter Ended:                               High            Low
                                                 ------------   ------------
             December 31, 2002.................  $     9.920    $     7.400
             September 30, 2002................       11.690          9.500
             June 30, 2002.....................       13.500         10.800
             March 31, 2002 ...................       11.750         10.100

             December 31, 2001.................  $    11.400    $     9.960
             September 30, 2001................       11.420          9.810
             June 30, 2001 ....................       11.750          8.600
             March 31, 2001....................        9.375          6.938

      On March 12, 2003, the closing price of our common stock was $8.02 per share. Also, as of that date, the approximate number of holders of record of our common stock was 41. This number does not include beneficial owners who hold their shares in a depository trust in "street" name.

      In May 2000, we announced the adoption of a Common Stock Repurchase Program under which we were authorized to repurchase up to $3 million of our common stock. In June 2002, the Board of Directors of the Company authorized the repurchase of up to an additional $2.5 million of common stock, bringing the total authorization to-date under the repurchase program to $5.5 million of common stock. Under the program, we have repurchased a total of 389,560 shares through December 31, 2002, for a total purchase price of approximately $3.2 million. No executive officer or director participated in this repurchase. Our ability to repurchase stock is further limited due to various provisions in Matrix Bancorp's debt instruments, the most restrictive of which is our bank stock loan. Under the bank stock loan, Matrix Bancorp is allowed to make certain restricted payments, which includes repurchases of stock and payments of dividends to shareholders, in an amount of up to $3 million plus 25% of the Company's cumulative consolidated net income for fiscal quarters beginning with the quarter ending March 31, 2001. Although we have no present plans to do so, we may seek in the future authorization from the Board of Directors of Matrix Bancorp to repurchase additional shares of our Common Stock under the Common Stock Repurchase Program. Any such additional authorization will be consistent with the restrictions and limitations under our debt covenants, including those of the bank stock loan described above.

      We have not paid any dividends on our equity for the last three fiscal years. Any future determination as to dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors the Board of Directors may deem relevant. Our ability to pay dividends is restricted by the same provisions that restrict our ability to repurchase our stock, as described in the immediately preceding paragraph. Additionally, Matrix Bancorp is prohibited from paying dividends on its common stock if the scheduled payments on our junior subordinated debentures and trust preferred securities have not been made. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 10 to the consolidated financial statements included elsewhere in this document. In addition, the ability of Sterling Trust and Matrix Bank to pay dividends to Matrix Bancorp may be restricted due to certain regulatory requirements. See "Item 1. Business--Regulation and Supervision."

 Item 6.  Selected Financial Data

            SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION
                             OF MATRIX BANCORP, INC.

     The following selected consolidated financial data and operating information of Matrix Bancorp, Inc. and subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," each of which is included elsewhere in this document.


                                                                                 As of and for the
                                                                              Year Ended December 31,
                                               ----------------------------------------------------------------------------------
                                                  2002             2001              2000             1999              1998
                                               ------------    -------------     -------------    --------------     ------------
                                                               (Dollars in thousands, except per share data)

Statement of Operations Data
Net interest income before provision for
  loan and valuation losses................  $      49,199   $       40,510    $      29,785    $        29,463    $      24,190
Provision for loan and valuation losses....          2,821            2,980            4,235              3,180            4,607
                                               ------------    -------------     ------------     --------------     ------------
Net interest income after provision for
  loan and valuation losses................         46,378           37,530           25,550             26,283           19,583
                                               ------------    -------------     ------------     --------------     ------------
Noninterest income:
  Loan administration......................         32,243           30,113           23,850             23,686           17,411
  Brokerage................................          8,105            4,815            8,119              6,156            7,054
    Trust services.........................          5,345            4,036            4,923              4,840            4,169
    Real estate disposition services.......          4,153            2,572            3,677              3,659            2,036
  Gain on sale of loans and securities.....            521            1,475              982              3,247            3,108
  Gain on sale of mortgage servicing rights            675              167            2,634                363              803
  Loan origination.........................         35,829           34,933            7,587              6,218            5,677
  School services..........................          4,616            5,427            4,240              2,813               46
  Other....................................          5,923            7,618            2,780              9,378            6,441
                                               ------------    -------------     ------------     --------------     ------------
    Total noninterest income...............         97,410           91,156           58,792             60,360           46,745
Noninterest expense........................        152,057          115,899           77,841             69,586           52,939
                                               ------------    -------------     ------------     --------------     ------------
(Loss) income before income taxes(8).......        (8,269)           12,787            6,501             17,057           13,389
Income tax (benefit) expense...............        (4,317)            4,275            2,243              6,278            4,876
                                               ------------    -------------     ------------     --------------     ------------
Net (loss) income..........................  $     (3,952)   $        8,512    $       4,258    $        10,779    $       8,513
                                               ============    =============     ============     ==============     ============
Net (loss)income per share assuming
dilution(1) ...............................  $      (0.61)   $         1.30    $        0.63    $          1.58             1.24
Weighted average common shares assuming
dilution...................................      6,462,272        6,560,454        6,748,857          6,833,546        6,881,890

Balance Sheet Data
Total assets...............................  $   1,701,597   $    1,646,940    $   1,418,773    $     1,283,746    $   1,012,155
Securities.................................         29,073            6,963           66,616                 --               --
Total loans, net...........................      1,393,817        1,340,700        1,095,045          1,103,515          848,448
Mortgage servicing rights, net.............         63,200           78,712           71,529             63,479           57,662
Deposits(2)................................        933,957          866,235          602,669            562,194          490,516
Custodial escrow balances..................        151,790          129,665           77,647             94,206           96,824
Federal Home Loan Bank borrowings..........        385,785          303,361          519,433            405,000          168,000
Borrowed money.............................        125,903          222,032          124,503            142,101          178,789
Total shareholders' equity.................         66,936           71,312           64,023             60,497           49,354

Operating Ratios and Other Selected Data
Return on average assets(3)................         (0.24)%            0.54%            0.32%              1.02%            1.02%
Return on average equity(3)................         (5.57)            12.82             6.79              19.79            18.92
Average equity to average assets(3)........           4.35             4.18             4.75               5.16             5.41
Net interest margin(3)(4)..................           3.53             2.87             2.51               3.25             3.37
Operating efficiency ratio(5)..............          87.23            71.12            76.76              59.21            59.74
Total amount of loans purchased............  $   1,127,632   $       97,486    $     204,922    $       701,952    $     678,150
Balance of owned servicing portfolio (end
of period).................................      5,333,627        5,656,365        5,517,963          5,889,715        5,357,729
Trust assets under administration (end of
period) ...................................      7,876,329        6,017,085        3,847,038          2,545,060        2,089,562
Wholesale loan origination volume..........      3,720,868        3,612,477          512,541            443,363          574,963

Ratios of Earnings to Fixed Charges(6)
Including interest on deposits.............          0.84x            1.19x            1.09x              1.38x            1.36x
Excluding interest on deposits.............          0.71x            1.40x            1.15x              1.75x            1.64x

Loan Performance Ratios and Data
Allowance for loan and valuation losses....  $       9,343   $        9,338    $       8,581    $         6,354    $       3,710
Nonperforming loans(7) ....................         30,818           37,251           28,516             25,641           13,209
Nonperforming loans/total loans(7) ........           2.20%            2.76%            2.54%              2.31%            1.55%
Nonperforming assets/total assets(7) ......           2.30             2.77             2.20               2.06             1.40
Net loan charge-offs/average loans(3) .....           0.25             0.17             0.18               0.06             0.38
Allowance for loan and valuation losses/
    total loans ...........................           0.67             0.69             0.76               0.57             0.44
Allowance for loan and valuation losses/
   nonperforming loans ....................          30.32            25.07            30.09              24.78            28.09
__________

(1) Net (loss) income per common share assuming dilution is based on the weighted average number of common shares outstanding during each period and the dilutive effect, if any, of stock options and warrants outstanding. There are no other dilutive securities.
(2) Beginning in February 1998, Matrix Bank began accepting brokered deposits. At December 31, 2002, 2001, 2000 and 1999, the total balance of brokered deposits was $327.3 million, $303.0 million, $203.6 million and $221.5 million, respectively.
(3) Calculations are based on average daily balances where available and monthly averages otherwise.
(4) Net interest margin has been calculated by dividing net interest income before loan and valuation loss provision by average interest-earning assets.
(5) The operating efficiency ratio has been calculated by dividing noninterest expense, excluding amortization of mortgage servicing rights, by operating income. Operating income is equal to net interest income before provision for loan and valuation losses plus noninterest income.
(6) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income before taxes plus interest and rent expense. Fixed charges consist of interest and rent expense.
(7)   See  "Management's  Discussion  and  Analysis of Financial  Condition  and
      Results of Operations--Asset and Liability Management--Nonperforming Assets" for a discussion of the level of nonperforming loans.
(8) Income before income taxes for the year ended December 31, 2001 is shown net of a $360,000 cumulative effect of a change in accounting principle.

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

     The principal components of our revenues consist of:

      o net interest income recorded by Matrix Bank, Matrix Financial and ABS School Services;
      o loan origination fees generated by Matrix Financial and, to a lesser extent, Matrix Bank;
      o brokerage and consulting fees generated by Matrix Capital Markets and First Matrix;
      o     disposition services fees generated by Matrix Asset Management;
      o gains on sales of mortgage loans and mortgage servicing rights generated by Matrix Bank and Matrix Financial;
      o     loan administration fees generated by Matrix Financial;
      o     trust service fees generated by Sterling Trust; and
      o     school service fees generated by ABS.

     Our results of operations are influenced by changes in interest rates and the effect of these changes on our interest margins, the volume of loan originations, mortgage loan prepayments and the value of mortgage servicing portfolios. Our fee-based businesses are effected to a lesser extent by interest rates and more by competition and general market conditions.

Sale of Wholesale Production Platform

In February 2003, we entered into an agreement to sell our wholesale mortgage origination platform at Matrix Financial. See "Item 1. Business--Sale of
Wholesale Production Platform." As of the Initial Sale Date and during the Transition Period, due to our continuing involvement, we will continue to account for the operations of the Platform. The effective sale date for accounting purposes will be the Final Sale Date which is anticipated to be approximately six months after the Initial Closing Date. We were concerned that over an extended period of time we would find it difficult to compete in the highly competitive industry that generally operates on high volume and low margins. Based on the size of our wholesale production platform, we were required to commit a significant percentage of our capital to a line of business that is fairly cyclical and the earnings were difficult for us to estimate. The decision to sell the platform will allow us to reduce our operational risks and costs associated with the origination platform. We intend to reinvest the liquidity that will be created from the sale into predominately adjustable rate loans, SBA loans and potentially mortgage-backed securities. To the extent that we are not able to reinvest the liquidity in a timely manner, we will experience a decrease in our net interest income. Initially, the liquidity will be used to pay down borrowings from the FHLB or brokered certificates of deposit.

Comparison of Results of Operations for Fiscal Years 2002 and 2001

     Net Income (Loss). A net loss of $(4.0) million for the fiscal year 2002 was recognized, a $12.5 million decrease to the net income of $8.5 million for fiscal year 2001. On a basic and diluted per share basis, net loss was $(0.61) for the fiscal year 2002 as compared to net income of $1.30 per diluted share for fiscal year 2001. The decreases in net income, earnings per share and return on average equity were caused primarily by $14.2 million, net pre-tax, non-cash impairment charges against the value of the mortgage servicing rights and related advances, $1.0 million write-off of goodwill balances at ABS and a $700,000 loss on subleasing of office space. For a further discussion of the goodwill write-off, see "--Recent Accounting Pronouncements" regarding SFAS No. 142, "Goodwill and Other Intangible Assets."

      Net Interest Income. Net interest income before provision for loan and valuation losses increased $8.7 million to $49.2 million for fiscal year 2002 as compared to $40.5 million for fiscal year 2001. Our net interest margin increased 66 basis points (equivalent to 0.0066 percentage points) to 3.53% for the year ended December 31, 2002 from 2.87% for the year ended December 31, 2001, and interest rate spread increased to 3.19% for the year ended December 31, 2002 from 2.32% for the year ended December 31, 2001. The increase in net interest income before provision for loan valuation losses was primarily due to a 184 basis point decrease in the cost of our interest-bearing liabilities, driven by decreases in interest rates, which have significantly impacted the rates paid by Matrix Bank for FHLB borrowings and certificates of deposit. The cost of FHLB borrowings decreased 173 basis points to 2.89% for the year ended December 31, 2002 as compared to 4.62% for the year ended December 31, 2001. The cost of certificates of deposit decreased 233 basis points to 3.65 % for the year ended December 31, 2002 as compared to 5.98% for the year ended December 31, 2001. The interest rate on short-term borrowings fluctuates with the federal funds rate, which remain at 40-year lows. The decrease in our cost of interest-bearing liabilities was partially offset by a decrease in the yield earned on our average loan portfolio to 6.65% for the year ended December 31, 2002 as compared to 7.62% for the year ended December 31, 2001. The increase was also due to a $64.0 million increase in our average noninterest-bearing deposits between the two comparable years, offset by a slight decrease in our average interest-earning assets to $1.40 billion for the year ended December 31, 2002 as compared to $1.41 billion for the year ended December 31, 2001. For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

      Provision for Loan and Valuation Losses. The provision for loan and valuation losses decreased $200,000, or 5.3%, to $2.8 million for fiscal year 2002 as compared to $3.0 million for fiscal year 2001. This decrease was attributable to lower levels of reserves recorded at Matrix Bank and Matrix Financial due to improvements in nonaccrual loans, offset by higher levels of reserves recorded at ABS due to higher loan losses versus levels in 2001. For a discussion of the components of the allowance for loan losses, see "Asset and Liability Management--Analysis of Allowance for Loan and Valuation Losses." For a discussion on the allowance as it relates to nonperforming assets, see "Asset and Liability Management--Nonperforming Assets."

     Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges, as well as gains on sales of repurchased FHA and VA loans. Loan administration fees increased $2.1 million to $32.2 million for fiscal year 2002 as compared to $30.1 million for fiscal year 2001. The increase includes gains on sale of previously repurchased FHA and VA loans from our mortgage servicing rights portfolio of $5.0 for the year ended December 31, 2002 as compared to $1.8 million for the year ended December 31, 2001. Gains on sale of previously repurchased FHA and VA loans relate to delinquent loans which are purchased out of loan pools of which Matrix Financial acts as servicer and then re-sells into the secondary market. Loan service fees are also affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio increased slightly to an average balance of $5.7 billion for fiscal year 2002 as compared to an average balance of $5.5 billion for fiscal year 2001. There was a decrease in the average service fee (including all ancillary income) to 0.48% for the year ended December 31, 2002 as compared to 0.51% for the year ended December 31, 2001, excluding the gain noted above, and fiscal 2001 excludes a $550,000 transition adjustment, as well as $275,000 of subservicing income from a portfolio sold in 2001 not transferred until 2002. The decrease in the service fees was due to Matrix Financial's decision in the third quarter of 2002 to begin to sell the majority of its newly originated servicing under an assignment of trade contract. In the near term, Matrix Financial anticipates it will continue to sell the majority of its newly originated servicing. As a result, Matrix Financial anticipates loan administration fees to decrease as its servicing portfolio decreases through normal prepayments. See "Item 1. Business--Sale of Wholesale Production Platform."

     Loan Origination. Loan origination income includes all mortgage loan fees, secondary marketing activity on new loan originations and servicing release premiums on new originations sold, net of origination costs. Loan origination income increased slightly to $35.8 million for fiscal year 2002 as compared to $35.3 million for fiscal year 2001. The consistency in loan origination income resulted from a combination of an increase in our wholesale origination to $3.8 billion for the year ended December 31, 2002 as compared to $3.6 billion for the year ended December 31, 2001; an increase in sales of our wholesale production to $3.9 billion for the year ended December 31, 2002 as compared to $3.2 billion for the year ended December 31, 2001; offset by the effects of a decrease in net income spread to 63.1 basis points for the year ended December 31, 2002 as compared to 71.9 basis points for the year ended December 31, 2001. The decrease in the net income spread is a result of the ineffectiveness in the loan origination hedging program primarily during the year ended December 31, 2002. The Company closed fewer loans than anticipated, and thus had committed to sell more loans than originated. The Company therefore incurred costs on the extra hedge coverage. The higher than anticipated hedge ineffectiveness was primarily due to the level of refinancing on which it is more difficult to predict the probability of closure. Included in prior year income was $1.2 million from the gain on sale of guaranteed portions of newly originated or purchased SBA loans as compared to $300,000 in the current year. See "Item 1. Business--Sale of Wholesale Production Platform."

     Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage servicing rights, as well as brokerage income earned from whole loan activities, retail and fixed income activities, and SBA trading fees. Brokerage fees increased $3.3 million, or 68.3%, to $8.1 million for fiscal year 2002 as compared to $4.8 million for fiscal year 2001. This increase was the result of strong performance in whole loan brokerage activities, where fees increased to $5.9 million for the year ended December 31, 2002 as compared to $1.9 million for the year ended December 31, 2001, as well as revenues generated as a result of the focus by First Matrix on the acquisition, pooling and selling of SBA loans and securities where revenue increased to $1.7 million for the year ended December 31, 2002 as compared to $100,000 for the year ended December 31, 2001 when the SBA activity began.

     Trust Services. Trust service fees increased $1.3 million, or 32.4%, to $5.3 million for fiscal year 2002 as compared to $4.0 million for fiscal year 2001. During 2002, the trust department at Matrix Bank began its operations. The increase is due to an increase in total trust accounts under administration at Sterling Trust and Matrix Bank of 45,097 accounts at December 31, 2002 from
41,329 accounts at December 31, 2001 and total fiduciary assets under administration which increased to $7.9 billion at December 31, 2002 from $6.0 billion at December 31, 2001. Much of the growth was driven by business referred to us by Matrix Settlement & Clearance Services.

     Real Estate Disposition Services. Real estate disposition services represents fees earned by Matrix Asset Management for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions. Real estate disposition service income increased $1.6 million, or 61.5%, between the fiscal years 2002 and 2001 to $4.2 million. The increase was due to the increase in the number of properties closed during the year, which increased 58.1%, to 2,283 from 1,444 in 2001. Additionally, the increase is due to new clients obtained as a result of prior marketing efforts. Properties under management were 2,071 at December 31, 2002 as compared to 1,146 at December 31, 2001.

     Gain on Sale of Loans and Securities. Gain on sale of loans and securities decreased $1.0 million to $500,000 for fiscal year 2002 as compared to $1.5 million for fiscal year 2001. Gains on sale can fluctuate significantly from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, and as market conditions dictate, the particular loan portfolios we elect to sell.

     Gain on Sale of Mortgage Servicing Rights. Gain on sale of mortgage servicing rights increased $500,000 to approximately $700,000 for fiscal year 2002 as compared to $200,000 for fiscal year 2001. The increased gain was despite a decrease in terms of aggregate outstanding principal balances of mortgage loans underlying such mortgage servicing rights which we sold being $681.0 million in purchased mortgage servicing rights during fiscal year 2002 as compared to $1.7 billion during fiscal year 2001. Gains from the sale of mortgage servicing rights can fluctuate significantly from year to year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, and as market conditions dictate, we anticipate selling additional servicing rights to decrease our overall investment.

     School Services. School services income represents fees earned by ABS for outsourced business and consulting services provided primarily to charter schools. School services income decreased $800,000, or 14.9%, to $4.6 million for fiscal year 2002 as compared to $5.4 million for fiscal year 2001. This decrease was primarily due to a decrease in the rates paid by our core business service clients, which stood at 142 schools at December 31, 2002. During the first six months of 2002, in an effort to increase our client base and fee income on a national basis, ABS incurred significant costs for personnel and marketing efforts. Ultimately, ABS was not able to attract the amount of new contracts that it had targeted for the new school year, which begins in July of each year. As a result of the lower than projected revenue, management has elected to focus on expense reductions and client retention rather than significant expansion. We do not anticipate a significant increase in revenue for the coming year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Comparison of Results of Operations for Fiscal Years 2002 and 2001-Noninterest Expense" for discussion of goodwill write-off.

     Other Income. Other income decreased $1.7 million, or 22.3%, to $5.9 million for fiscal year 2002 as compared to $7.6 million for fiscal year 2001. The 2001 fiscal year income included $3.4 million pre-tax gain on sale of assets generated due to the condemnation of real estate held by Matrix Bank in Denver, Colorado, which was going to be used for relocation of Matrix Bank's domicile. The City and County of Denver condenmed the property in October 2001. A similar gain was not present in 2002. Other income typcially includes service and ATM fees, rental income, structured finance trading activities, along with other miscellaneous items.

     Noninterest Expense. Noninterest expense increased $36.2 million, or 31.2%, to $152.1 million for fiscal year 2002 as compared to $115.9 million for fiscal year 2001. This increase was primarily due to inclusion of the $14.2 million non-cash impariment charge on mortgage servicing rights as compared to $181,000 in 2001, a $1.0 million charge to write-off the goodwill balance at ABS, a $700,000 loss on subleasing office space associated with the move to Matrix Financial Center and $1.0 million incremental reserves against other assets during the year ended December 31, 2002. In addition, the Company experienced increases in compensation and benefits expense and other general and administrative expense due to increases to support growth and volume at Matrix Bank, Matrix Financial and First Matrix. The following table details the major components of noninterest expense for the periods indicated:

                                                                                                    Year Ended
                                                                                                  December 31,
                                                                                          -------------------------------
                                                                                               2002             2001
                                                                                          ---------------  --------------
                                                                                                 (In thousands)

     Compensation and employee benefits                                                       $ 59,484        $ 52,573
     Amortization of mortgage servicing rights ..........................................       24,176          21,862
     Occupancy and equipment.............................................................        7,862           6,525
        Postage and communication........................................................        4,580           4,063
     Professional fees...................................................................        3,175           2,883
     Data processing.....................................................................        3,140           2,907
        Impairment of mortgage servicing rights..........................................       14,219             181
     Other general and administrative....................................................       35,421          24,905
                                                                                          ---------------  --------------
          Total..........................................................................     $152,057        $115,899
                                                                                          ===============  ==============

     Compensation and employee benefits increased $6.9 million, or 13.1%, to $59.5 million for fiscal year 2002 as compared to $52.6 million for fiscal year 2001. This increase was primarily the result of increases in personnel costs at Matrix Bank, Matrix Financial, First Matrix and ABS. The increased costs are due to a combination of increased personnel and the inclusion of a full year of salary and benefits costs for employees added during 2001. The increase also reflects increased costs of medical benefits of 55.7% for the year ended December 31, 2002 at these and the Company's other subsidiaries. The Company had an overall decrease of 58 employees, or 6.0%, to 902 employees at December 31, 2002 as compared to 960 employees at December 31, 2001. This decrease occurred primarily in the fourth quarter of 2002.

     Amortization of mortgage servicing rights increased $2.3 million, or 10.6%, to $24.2 million for fiscal year 2002 as compared to $21.9 million for fiscal year 2001. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the continued low interest rates prevalent in the market, prepayment speeds on our servicing portfolio increased to an average of 23.7% during fiscal year 2002 as compared to 22.9% during fiscal year 2001, and the average balance of our mortgage servicing rights increased to $81.0 million for the 2002 fiscal year as compared to $73.4 million for the 2001 fiscal year. However, the fourth quarter of 2002 experienced a much higher prepayment speed of 31.0% than what was experienced in the first three quarters of 2002.

     Impairment of mortgage servicing rights, which is a non-cash charge, increased to $14.2 million for the year ended December 31, 2002 as compared to $181,000 for the year ended December 31, 2001. With regard to the impairment charge, the Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows. Due to the drop in interest rates, both the actual and anticipated prepayment speeds used in the valuation model increased causing the fair value of the servicing to decrease below the carrying basis which resulted in an impairment. The majority of the impairment related to the servicing rights retained by the Company on its originations over the last year. Further decreases in interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future periods.

     The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other expenses, increased $12.9 million, or 31.2%, to $54.2 million for fiscal year 2002 as compared to $41.3 million for fiscal year 2001. The increase is primarily related to the charges and reserves noted above, as well as increases in foreclosure expenses at Matrix Financial, miscellaneous operation expenses associated with additional volume at Matrix Bank, First Matrix and Matrix Asset Management, and incremental reserves and write-offs of receivables primarily at ABS.

     Income Taxes. Income taxes decreased $8.8 million to a benefit of $(4.3) million for fiscal year 2002 as compared to expense of $4.3 million for fiscal year 2001. Our effective tax benefit was 52.2% for fiscal year 2002 as compared to an effective tax rate of 32.5% for fiscal year 2001 due to the pre-tax loss in 2002. The effective tax rates are affected by the level of tax-exempt income at ABS in proportion to the level of net income (loss).

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

     Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage servicing rights. Brokerage fees continued with 2000 trends and decreased $3.3 million, or 41%, to $4.8 million for fiscal year 2001 as compared to $8.1 million for fiscal year 2000. This decrease was the result of a decrease in the balance of residential mortgage servicing portfolios brokered by Matrix Capital Markets, which in terms of aggregate unpaid principal balances on the underlying loans, decreased $12.5 billion, or 34%, to $23.9 billion for fiscal year 2001 as compared to $36.4 billion for fiscal year 2000. As previously discussed, the decrease noted is due to the consolidation that has taken place in the mortgage banking industry. Additionally, there was a decrease in whole loan revenue, again due to market conditions. The overall market, including the number of buyers and sellers servicing, has decreased, and as a result, we have experienced an overall decrease in both the portfolios brokered and the corresponding revenue. In any event, brokerage fees vary from quarter to quarter as the timing of servicing sales is dependent upon the seller's need to recognize a sale or to receive cash flows.

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

     Gain on Sale of Loans and Securities. Gain on sale of loans and securities increased $500,000 to $1.5 million for fiscal year 2001 as compared to $1.0 million for fiscal year 2000. Loan sales of approximately $76.1 million in 2001 were completed under standard purchase and sale agreements, with standard representations and warranties and without recourse. Sales of securities were approximately $59.6 million in 2001 and pertained to loans that the Company had purchased and swapped for securities. The gains from both types of these sales represent cash gains. Gains on sale can fluctuate significantly from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, the type of loan or securities portfolios we purchase and the particular loan portfolios we elect to sell.

     Gain on Sale of Mortgage Servicing Rights. Gain on sale of mortgage servicing rights decreased $2.5 million to approximately $200,000 for fiscal year 2001 as compared to $2.7 million for fiscal year 2000. In terms of aggregate outstanding principal balances of mortgage loans underlying such mortgage servicing rights, we sold $1.7 billion in purchased mortgage servicing rights during fiscal year 2001 as compared to $1.1 billion during fiscal year 2000. Gains from the sale of mortgage servicing rights can fluctuate significantly from year to year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, we expect to, at times, pursue opportunistic sales of mortgage servicing rights. The 2000-year sale was undertaken to take advantage of aggressive pricing in the marketplace while the market was not as favorable of 2001 with the low interest rate environment prevalent throughout the year.

     Loan Origination. Loan origination income includes all mortgage loan fees, secondary marketing activity on new loan originations for both residential and SBA loans, and servicing release premiums on servicing sold and capitalized servicing on new originations sold, net of origination costs. Loan origination income increased $27.7 million, or 365%, to $35.3 million for fiscal year 2001 as compared to $7.6 million for fiscal year 2000. The increase is primarily attributable to an increase in wholesale residential mortgage loan production at Matrix Financial by $3.1 billion, or 602%, to $3.6 billion during fiscal year 2001 as compared to $512.5 million during fiscal year 2000. The increases in volume were due to our 2000 initiatives to increase origination platform and by the declining interest rate environment of 2001.

     School Services. School services income represents fees earned by ABS for outsourced business and consulting services provided to schools. School services income increased $1.2 million, or 28%, to $5.4 million for fiscal year 2001 as compared to $4.2 million for fiscal year 2000. This increase was primarily due to an increase in new school customers during 2001.

     Other Income. Other income increased $4.8 million to $7.6 million for fiscal year 2001 as compared to $2.8 million for fiscal year 2000. The increase in other income was primarily due to $3.4 million pre-tax gain on sale of assets generated due to the condemnation of real estate held by Matrix Bank in Denver, Colorado, which was going to be used for relocation of Matrix Bank's domicile. The City and County of Denver condenmed the property in October 2001.

     Noninterest Expense. Noninterest expense increased $38.1 million, or 48.9%, to $115.9 million for fiscal year 2001 as compared to $77.8 million for fiscal year 2000. This increase was primarily due to increased compensation and benefits expense, increased amortization of mortgage servicing rights and increased other general and administrative expense, offset by a decrease in professional fees. The following table details the major components of noninterest expense for the periods indicated:

                                                                                                    Year Ended
                                                                                                    December 31,
                                                                                          -------------------------------
                                                                                               2001             2000
                                                                                          ---------------  --------------
                                                                                                 (In thousands)

     Compensation and employee benefits                                                         $ 52,573        $  34,245
     Amortization of mortgage servicing rights ..........................................         21,862            9,851
     Occupancy and equipment.............................................................          6,525            4,785
        Postage and communication........................................................          4,063            2,812
     Professional fees...................................................................          2,883            4,687
     Data processing.....................................................................          2,907            2,413
     Other general and administrative....................................................         25,086           19,048
                                                                                          ---------------  --------------
          Total..........................................................................      $ 115,899        $  77,841
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

     The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other expenses, increased $7.7 million, or 23%, to $41.5 million for fiscal year 2001 as compared to $33.8 million for fiscal year 2000. The $6.0 million increase in other general and administrative expense was primarily attributable to increases in foreclosure and REO expenses, increases in travel and entertainment costs, and in other miscellaneous expenses associated with the increased number of employees, and increases in outside services, consulting and temporary help, as well as a $984,000 charge recorded related to the relocation of Matrix Bank's domicile primarily for severence and contract benefits to be paid to certain of Matrix Bank's employees. For further discussion of these charges, see Note 2 to the consolidated financial statements. This was offset by a $1.8 million decrease in professional fees related mainly to high amounts in 2000 for litigation at Sterling Trust and legal expenses associated with the Harbor settlement which were not incurred in 2001. For a discussion of the Harbor items, see Note 20 to the consolidated financial statements.

     Provision for Income Taxes. Our provision for income taxes increased $2.1 million to $4.3 million for fiscal year 2001 as compared to $2.2 million for fiscal year 2000. The increase in pre-tax income was enhanced by a reduction in our effective tax rate to 32.5% for fiscal year 2001 from 34.5% for fiscal year 2000. The decrease in the effective tax rate was the result of our origination of tax-exempt financing at ABS.

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

                                                                            Year Ended December 31,
                                           ---------------------------------------------------------------------------------------
                                                     2002                          2001                         2000
                                           -------------------------    ---------------------------  ---------------------------
                                           Average           Average     Average           Average   Average            Average
                                           Balance   Interest Rate      Balance   Interest  Rate      Balance  Interest  Rate
                                           --------- ---------------    ------------------ --------  ---------------------------
                                                                          (Dollars in thousands)

Assets
Interest-earning assets:
  Loans receivable .....................$1,333,390  $ 88,611   6.65 %   1,338,613  102,058     7.62%  1,086,041   90,591    8.34 %
    Securities..........................    11,003       594   5.40        17,667    1,335     7.56      45,253    3,374    7.46
  Interest-earning deposits.............    24,285       337   1.39        33,746    1,008     2.99      28,831    1,508    5.23
  FHLB stock............................    26,393       936   3.55        23,281      996     4.28      24,199    1,913    7.91
                                           --------- ---------------    ------------------ --------  ---------------------------
    Total interest-earning assets....... 1,395,071    90,478   6.49  %  1,413,307  105,397     7.46%  1,184,324   97,386    8.22 %

Noninterest-earning assets:
  Cash..................................    42,393                         24,196                        16,305
  Allowance for loan and valuation          (9,445)                        (9,038)                       (7,302)
losses..................................
  Premises and equipment................    22,454                         17,838                        10,318
  Other assets..........................   178,450                        142,914                       116,602
                                           ---------                     ----------                    ----------
    Total noninterest-earning assets....   233,852                        175,910                       135,923
                                           ---------                     ----------                    ----------
    Total assets........................$1,628,923                     $1,589,217                     1,320,247
                                           =========                     ==========                    ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Passbook accounts.....................$    5,998       117   1.95  % $    3,467      108     3.12%      2,981      102    3.42 %
  Money market and NOW accounts.........   302,479     4,254   1.41       239,941    5,220     2.18     156,649    3,671    2.34
("NOW") accounts........................
  Certificates of deposit...............   469,226    17,125   3.65       493,954   29,544     5.98     361,084   22,502    6.23
  FHLB borrowings.......................   328,057     9,478   2.89       347,807   16,071     4.62     430,331   27,242    6.33
  Borrowed money and guaranteed
preferred beneficial                       143,843    10,304   7.16       176,980   13,944     7.88     147,377   14,084    9.56
      interests.........................
                                           ---------  ---------------    ------------------ -------------------------------------
    Total interest-bearing liabilities.. 1,249,603    41,278   3.30  %  1,262,149   64,887     5.14%  1,098,422   67,601    6.15 %
                                           ---------  ---------------    ------------------ -------------------------------------

Noninterest-bearing liabilities:
  Demand deposits (including custodial     268,957                        204,923                       140,615
escrow balances)........................
  Other liabilities.....................    39,459                         55,764                        18,505
                                           ---------                     ----------                   ----------
      Total noninterest-bearing            308,416                        260,687                       159,120
liabilities.............................
  Shareholders' equity..................    70,904                         66,381                        62,705
                                           ---------                    ----------                   ----------
    Total liabilities and shareholders' $1,628,923                     $1,589,217                     1,320,247
equity..................................
                                           =========                     ==========                   ==========
Net interest income before provision
for loan and                                        $ 49,200                        40,510                        29,785
    valuation losses....................            ========                       ========                     =========
Interest rate spread....................                       3.19 %                          2.32%                       2.07 %
                                                              =======                       ========                     ========
Net interest margin.....................                       3.53 %                          2.87%                       2.51 %
                                                              =======                       ========                     ========
Ratio of average interest-earning
    assets to average                                         111.64%                        111.98%                     107.82 %
    interest-bearing liabilities........                      =======                       ========                     ========


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


                                          Year Ended December 31, 2002 vs. 2001   Year Ended December 31, 2001 vs. 2000
                                          Increase (Decrease) Due to Change in    Increase (Decrease) Due to Change in
                                         --------------------------------------------------------------------------------
                                          Volume          Rate          Total      Volume         Rate          Total
                                         ------------  ------------  ------------------------  ------------  ------------
                                                                         (In thousands)

Interest-earning assets:
  Loans receivable......................  $    (398)   $  (13,049)   $  (13,447) $  19,781     $ (8,314)     $  11,467
    Securities..........................       (422)         (319)         (741)    (2,085)                     (2,039)
                                                                                                   46
  Interest-earning deposits.............       (231)         (440)         (671)       225         (725)          (500)
  FHLB stock............................        123          (183)          (60)       (70)        (847)          (917)
                                            ---------    ----------    ----------  ---------     ---------     ---------
    Total interest-earning assets.......       (928)      (13,991)      (14,919)    17,851       (9,840)         8,011
                                            ---------    ----------    ----------  ---------     ---------     ---------
Interest-bearing liabilities:
  Passbook accounts.....................         59           (50)            9         16          (10)             6
  Money market and NOW accounts.........      1,152        (2,118)         (966)     1,822         (273)         1,549
  Certificates of deposit...............     (1,414)      (11,005)      (12,419)     7,984         (942)         7,042
  FHLB borrowings.......................       (868)       (5,725)       (6,593)    (4,637)      (6,534)
                                                                                                               (11,171)
  Borrowed money and guaranteed
      preferred beneficial interest.....     (2,448)       (1,192)       (3,640)     2,563       (2,703)          (140)
                                            ---------    ----------    ----------  ---------     ---------     ---------
    Total interest-bearing liabilities..     (3,519)      (20,090)      (23,609)     7,748       (10,462)       (2,714)
                                            ---------    ----------    ----------  ---------     ---------     ---------
Change in net interest income before
provision for loan and valuation losses..  $  2,591     $   6,099     $   8,690  $  10,103      $ 10,725      $    622
                                            =========    ==========    ==========  =========     =========     =========

Asset and Liability Management

     General. A significant portion of our revenues and net income is derived from net interest income and, accordingly, we strive to manage our interest-earning assets and interest-bearing liabilities to generate what we believe to be an appropriate contribution from net interest income. Asset and liability management seeks to control the volatility of our performance due to changes in interest rates. We constantly attempt to achieve an appropriate relationship between rate sensitive assets and rate sensitive liabilities. We have responded to interest rate volatility by developing and implementing asset and liability management strategies designed to increase noninterest income and improve the match between interest-earning assets and interest-bearing liabilities. These strategies include:

      o Utilizing mortgage servicing rights as a source of noninterest income and as a countermeasure against the decline in the value of mortgage loans during a rising interest rate environment. Increases in interest rates tend to increase the value of mortgage servicing rights because of the resulting decrease in prepayment rates on the underlying loans;
      o Focusing on noninterest-bearing custodial escrow balances related to our mortgage servicing rights;
      o Increasing focus on lines of business that are less interest rate sensitive, such as brokerage activities, consulting services, self-directed trust services, clearing operations, real estate disposition and school business services;
      o     Originating  and  purchasing  adjustable  rate mortgages and selling newly originated fixed rate residential mortgages in the secondary market;
      o Increasing emphasis on the origination of construction, multi-family and commercial real estate lending, including SBA loans, which tend to have higher interest rates with shorter loan maturities than residential mortgage loans and generally are at adjustable rates;
      o Acquisition and sales of guaranteed portions of SBA loans, which are generally at adjustable rates;
      o Extending the maturity of our interest-bearing liabilities by borrowing term advances from the FHLB;
      o Increasing retail deposits, which are less susceptible to changes in interest rates than other funding sources;
      o Historically, maintaining a wholesale loan origination operation. Wholesale originations provide a form of hedge against the balance of mortgage servicing rights. In a decreasing interest rate environment, the value of the servicing portfolio tends to decrease due to increased prepayments of the underlying loans. During this same environment, however, the volume of loan originations generally increases. Due to the declining investment in mortgage servicing rights and the increased operation and financial risk associated with the wholesale operations, we have elected to sell the wholesale production platform. See "Item 1. Business-Sale of Wholesale Production Platform";
      o Pursuing institutional alliances or depository relationships that provide fee-based income or generate liabilities that are less expensive or less interest rate sensitive than retail deposits or borrowings from third party institutions to fund our investing activities;
      o Using Matrix Bank as the settlement bank for settlement and clearing services offered by Sterling Trust and Matrix Settlement & Clearance Services to generate low-cost deposits;
      o Hedging segments of our servicing portfolio and selling forward commitments on our loan pipeline; and
      o Expanding our trust activities to provide custodial services to Matrix Settlement & Clearance Services' clients to increase fee income and low cost deposits.

Many of the strategies outlined were successfully initiated during 2002. Matrix Bank is positively gapped, which means that its assets will re-price quicker than its liabilities as interest rates fluctuate. As a result, if interest rates increase, the rising interest rates should have a positive impact on the net interest income. However, if interest rates remain static or decrease further, we should experience some compression in our net interest income as many of our interest-bearing and noninterest-bearing liabilities cannot re-price any lower. Due to the 40-year low interest rate environment, our investment in mortgage servicing rights was very unprofitable in 2002, including the provision of $14.2 million to increase our impairment reserve. In 2003, we will continue to manage interest rate risk under similar strategies.

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

                                                                    As of December 31,
                         ----------------------------------------------------------------------------------------------------------
                                 2002                    2001                2000                 1999                  1998
                          --------------------   -------------------- -------------------   -------------------  ------------------
                           Amount     Percent      Amount    Percent   Amount    Percent     Amount    Percent    Amount    Percent
                          ---------- ---------   ----------  -------- --------- ---------   --------- ---------  -------- ---------
                                                                                     (Dollars in thousands)

Residential............   $1,001,892   71.88%  $1,055,284    78.71%  $  903,955    81.00%  $  954,424    86.49%  $732,512    86.34%
Multi-family, commercial
   real estate and           313,237   22.47      192,225    14.34      123,491    11.07       78,046     7.07     52,689     6.21
   commercial..........
School Financing.......       49,560    3.56       61,969     4.62       51,909     4.65       31,748     2.88     24,429     2.88
Construction ..........       34,160    2.45       35,158     2.62       36,768     3.29       36,056     3.26     27,648     3.26
Consumer...............        4,311    0.31        5,403     0.40        8,479     0.76        9,595     0.87     14,880     1.75
     Total loans.......    1,403,160  100.67    1,350,038   100.70    1,124,602   100.77    1,109,869   100.57    852,158   100.44
Less allowance for loan        9,343    0.67        9,338     0.70        8,581     0.77        6,354     0.57      3,710     0.44
  and valuation losses.   ---------- ---------   ----------  -------- --------- ---------   --------- ---------  -------- ---------
Loans receivable, net..   $1,393,817  100.00%  $1,340,700   100.00%  $1,116,021   100.00%  $1,103,515   100.00%  $848,448   100.00%
                          ========== =========   ==========  ======== ========= =========   ========= =========  ======== =========

     The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2002, excluding the allowance for loan losses. Loans held for sale are classified as maturing over five years. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments or the timing of loan sales.

                                                                               As of December 31, 2002
                                                                ------------------------------------------------------
                                                                 Less than      One to      Over Five
                                                                 One Year     Five Years       Years        Total
                                                                ------------- ------------  ------------ -------------
                                                                                   (In thousands)

      Residential.............................................. $   519,719   $  429,471    $   52,703   $ 1,001,893
      Multi-family, commercial real estate and commercial......     174,839       30,080       108,318       313,237
      School financing.........................................       9,912       39,648            --        49,560
      Construction.............................................      34,160           --            --        34,160
      Consumer.................................................       1,230        1,182         1,898         4,310
                                                                ------------- ------------  ------------ -------------
           Total loans ........................................ $   739,860   $  500,381    $  162,919   $ 1,403,160
                                                                ============= ============  ============ =============

      Included in the balance of residential loans are approximately $406.7 million of loans originated by Matrix Financial that are committed for sale at December 31, 2002. Although the majority of the loans are fixed rate, we have very little interest risk associated with the loans because they are committed for sale.

      Loans held for sale, excluding the allowance for loan losses, which are primarily contractually due in less than one to five years, are split between fixed and adjustable rates as follows:

                                                                              As of December 31, 2002
                                                                -----------------------------------------------------
                                                                 Less than      One to      Over Five
                                                                 One Year     Five Years       Years       Total
                                                                ------------- ------------  ------------ ------------
                                                                                  (In thousands)

      Fixed ................................................... $   440,029   $  105,822            --    $  545,851
      Adjustable...............................................     208,123      359,851            --       567,974
                                                                ------------- ------------  ------------ ------------
           Total loans ........................................ $   648,152   $  465,673            --    $1,113,825
                                                                ============= ============  ============ ============

      Loans held for investment, excluding the allowance for loan losses, which are contractually due in one or more years, are split between fixed and adjustable rates as follows:



                                                                              As of December 31, 2002
                                                                -----------------------------------------------------
                                                                 Less than      One to      Over Five
                                                                 One Year     Five Years      Years        Total
                                                                ------------- ------------  ------------ ------------
                                                                                  (In thousands)

      Fixed ................................................... $     7,151   $    9,902     $  16,520    $  33,573
      Adjustable...............................................      84,557       24,806       146,399      255,762
                                                                ------------- ------------  ------------ ------------
           Total loans ........................................ $    91,708   $   34,708     $ 162,919    $ 289,335
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

                                                                              As of December 31,
                                                   --------------------------------------------------------------------------
                                                       2002           2001           2000           1999           1998
                                                    -----------    -----------    -----------    -----------    -----------
                                                                            (Dollars in thousands)

Nonaccrual residential mortgage loans............     $15,123        $19,039        $22,592        $20,185        $ 8,208
Nonaccrual commercial real estate, commercial
loans and school financing ......................      15,649         18,172          5,792          5,301          4,349
Nonaccrual consumer loans........................          46             40            132            155            652
                                                    -----------    -----------    -----------    -----------    -----------
     Total nonperforming loans...................      30,818         37,251         28,516         25,641         13,209
Foreclosed real estate...........................       8,343          8,355          2,646            800            916
                                                    -----------    -----------    -----------    -----------    -----------
     Total nonperforming assets..................     $39,161        $45,606        $31,162        $26,441        $14,125
                                                    ===========    ===========    ===========    ===========    ===========
Total nonperforming loans to total loans.........        2.20  %        2.76%          2.54%          2.31%          1.55%
Total nonperforming assets to total assets.......        2.30  %        2.77%          2.20%          2.06%          1.40%
Ratio of allowance for loan and valuation losses
    to total nonperforming loans.................       30.32  %       25.07%         30.09%         24.78%         28.09%
Interest on nonperforming loans not
    included in interest income..................     $   916        $ 1,773        $ 1,016         $  979        $   524

     We accrue for interest on government-sponsored loans such as Federal Housing Administration insured and Veteran's Administration guaranteed loans which are past due 90 or more days, as the majority of the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $34.8 million, $55.2 million and $101.1 million of December 31, 2002, 2001 and 2000, respectively.

     Nonaccrual residential mortgage loans as a percentage of total loans were 1.1% at December 31, 2002, 1.4% at December 31, 2001, 2.1% at December 31, 2000,
1.8% at December 1999 and 1.0% at December 31, 1998. The nonaccrual residential mortgage loans have improved at December 31, 2002 as compared to December 30, 2001. The improvement is due to maturity and improvement in certain portfolios acquired in 2000 and 1999 on which the recourse option we had was eliminated with the bankruptcy of the seller/servicer. The balance of these loans in nonaccrual at December 31, 2002 totals $2.2 million as compared to $4.9 million at December 31, 2001. Associated with these nonaccrual loans, we have recorded $845,000 of discounts.

     The decrease in nonaccrual commercial loans and school financing in 2002 is primarily attributable to the decreased amount of commercial real estate and construction loans in nonaccrual status, which decreased $2.9 million to $2.2 million at December 31, 2002. This decrease was offset by increased amounts of SBA originated and purchased loans in nonaccrual status, which increased $1.2 million to $9.3 million at December 31, 2002. It should be noted, however, that approximately $6.7 million of the interest and principal of these loans is guaranteed, and as such, our credit risk is minimized despite the increase in the balances. With regard to our school financing, a majority of our origination of tax-exempt financing for charter schools is for the purchase of real estate and equipment. We have noted that many of our charter schools have encountered enrollment and/or state funding delays with their start-up, which has delayed their funding and caused the school's loans to us to become delinquent. We have historically, however, been able to work with many of the schools on their cash flow issues and eventually removed them from the delinquent lists. Not included in the 2002 balance was $1.0 million of delinquent school financing and $450,000 of foreclosed real estate that was sold to a third party with recourse. The losses related to the delinquencies and foreclosures would be recorded as part of noninterest expense. As of December 31, 2002, no recording of a liability was considered necessary.

      The prior delinquency and anticipated future delinquencies are taken into consideration in the pricing of the loans acquired. We generally purchase such loans at discounts and, in limited instances, receive recourse from the seller to further reduce our risk of loss associated with the loans' nonaccrual status. At December 31, 2002, $12.6 million, or 40.9%, of the nonaccrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale." Total loans held for sale at December 31, 2002, were $1.1 billion, of which $17.0 million, or 1.5%, were in nonaccrual status.

     Analysis of Allowance for Loan and Valuation Losses. The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated. The table includes the allowance for both loans held for investment and loans held for sale.

                                                                As of and for the Year Ended December 31,
                                                ----------------------------------------------------------------------------
                                                    2002            2001              2000           1999          1998
                                                --------------  --------------    -------------   ------------  ------------
                                                                          (Dollars in thousands)

Balance at beginning of year..................    $    9,338      $    8,581       $    6,354         $3,710         1,756
Charge-offs:
     Real estate - mortgage...................         1,239             872              434             98         1,922
     Real estate - construction ..............            --              31              320             --            --
     Commercial loans and school financing....         1,482             746              819             --            --
     Consumer.................................           276             659              476            509           789
                                                  ------------    ------------     ------------    -----------    ----------
          Total charge-offs...................         2,997           2,308            2,049            607         2,711
Recoveries:
     Real estate - mortgage...................            97               4                1              2             2
     Commercial loans and school financing....            17              --               --             --            --
     Consumer.................................            67              81               40             69            56
                                                  ------------    ------------     ------------    -----------    ----------
          Total recoveries....................           181              85               41             71            58
                                                  ------------    ------------     ------------    -----------    ----------
Net charge-offs...............................         2,816           2,223            2,008            536         2,653
Provision for loan losses charged to
   operations.................................         2,821           2,980            4,235          3,180         4,607
                                                  ------------    ------------     ------------    -----------    ----------
Balance at end of year........................    $    9,343      $    9,338       $    8,581      $   6,354      $  3,710
                                                  ============    ============     ============    ===========    ==========
Ratio of net charge-offs to average loans.....          0.21  %         0.17  %          0.18%          0.06%         0.38%
                                                  ============    ============     ============    ===========    ==========
Average loans outstanding during the year.....    $1,333,390      $1,338,613       $1,086,041      $ 877,117      $692,443
                                                  ============    ============     ============    ===========    ==========

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

     These loss factors range from 0.10% for FHA/VA loans guaranteed by the HUD, to 8.00% for credit card loans. The loss factors are applied to the outstanding principal balance of loans in their respective categories. Loans in the commercial and school finance portfolios are assigned loss factors based on items similar to those listed, plus additional individual loan review on all significant loans, including SBA loans, which result in loans being classified as watch, substandard or doubtful.

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

     The following table shows information regarding the components of our allowance for loan and valuation losses as of the dates indicated:

                                                                          As of December 31,
                         ---------------------------------------------------------------------------------------------------------
                                2002                   2001              2000                   1999                 1998
                         --------------------- ------------------- -------------------  -------------------  ---------------------
                                   Percentage           Percentage          Percentage           Percentage             Percentage
                                    of Loans             of Loans            of Loans             of Loans               of Loans
                                     in each             in each             in each              in each                in each
                                    Category            Category            Category              Category               Category
                                      to                  to                   to                   to                     to
                                     Total               Total                Total                Total                  Total
                          Amount     Loans     Amount    Loans     Amount      Loans     Amount     Loans     Amount       Loans
                         -------- ----------- --------- --------  --------- ----------- --------- ---------  ---------   ---------
                                                                        (Dollars in thousands)

Residential..............  $3,199      71.40%   $3,918      78.30%   $4,133      80.39%   $3,591     86.00%    $2,295       85.96%
Multi-family, commercial
real estate and commercial  2,768      22.32     2,400      14.15     1,684      11.28       835      7.02        564        6.18
School financing.........   2,810       3.53     2,527       4.56     2,329       4.31     1,320      2.86        275        2.87
Construction.............     542       2.44       445       2.59       302       3.27       286      3.25        207        3.24
Consumer.................      24       0.31        48       0.40       133       0.75       322      0.87        369        1.75
                           -------    -------   -------    -------   -------    -------   ------   -------    -------      -------
                           $9,343     100.00%   $9,338     100.00%   $8,581     100.00%   $6,354    100.00%    $3,710      100.00%
                           =======    =======   =======    =======   =======    =======   ======   ========   =======      =======

      The ratio of the allowance for loan and valuation losses to total loans was 0.67% at December 31, 2002, 0.69% at December 31. 2001; 0.76% at December 31, 2000; 0.57% at December 31, 1999; and 0.44% at December 31, 1998. The
allowance for loan and valuation losses is reduced by loans charged off, net of recoveries. The balance of the allowance for loan and valuation losses allocated to residential has decreased, due to the decrease in these loans in nonaccrual status, while the balance of loan and valuation losses allocated to multi-family, commercial real estate, commercial, school financing and construction loans has increased mainly due to the increased outstanding loan principal balances in these loan categories. As noted in 2001, we had increased our origination of non 1- to 4-family loans, which are perceived to be higher risk and also are a contributor to the overall increase in the balance of the allowance in prior year. As of December 31, 2002, we believe that the allowance, when taken as a whole, is adequate to absorb losses in the current loan portfolio.

      Risk  Sensitive  Assets  and  Liabilities.  As  discussed  in  "Asset  and
Liability Management--General" a significant portion of our operations and ultimate success is partially dependent upon our ability to manage our interest rate risk. Interest rate risk can be defined as the exposure of our net interest income to adverse movements in interest rates. Although we manage other risks, such as credit, operational and liquidity risk in the normal course of business, we consider interest rate risk to be a significant market risk which could potentially have the largest material effect on our financial condition and results of operations. The majority of our market risk related to interest rates exists within the operations of Matrix Bank. However, Matrix Financial also has interest rate risk related to its primary asset, mortgage servicing rights, and also related to its loan origination volumes, as well as the net interest income earned on its originated loans that are funded through warehouse lines of credit. With the majority of Matrix Financial's operations being funded by Matrix Bank, this is a smaller risk to the Company as compared to when Matrix Financial's operations were funded entirely by unaffiliated financial institutions. The susceptibility to movements in interest rates affects the cash flows generated from the mortgage servicing rights which are recorded in other income versus interest income. In a decreasing interest rate environment, the underlying servicing portfolio tends to prepay faster which reduces future servicing income; while in an increasing interest rate environment, prepayments tend to decrease, which increases expected future servicing income. As it relates to Matrix Financial's lending activities, Matrix Financial originates residential mortgage loans, which are generally pre-sold. However, between the time that the loan is originated and sold to the ultimate investor, Matrix Financial earns interest income. The loans are funded through the use of warehouse credit facilities or borrowings from Matrix Bank, both of which are generally priced based on short-term interest rates. Therefore, the net interest income that is earned by Matrix Financial is generally dependent on the spread between long-term mortgage rates and short-term interest rates. Aside from Matrix Financial's investment in servicing rights, the majority of the risk associated with interest rate movements relates more to the overhead associated with our origination platform. As discussed, a significant portion of the loan origination is directly related to the interest rate environment. Overhead significantly increased in 2001 and continued in 2002 to support the higher levels of originations. As a result, when interest rates increase and originations decrease, there is a risk that we will not be able to manage our overhead proportionally to the overall decrease in loan origination income. Due to this risk and other risk previously discussed, in early 2003, we have elected to sell the wholesale origination platform. See "Item 1. Business--Sale of Wholesale Production Platform."

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

      Interest rate risk management at Matrix Bank is the responsibility of the Asset and Liability Committee, which reports to the board of directors of Matrix Bank. The Asset and Liability Committee establishes policies that monitor and coordinate our sources, uses and pricing of funds. The Asset and Liability Committee is also involved in formulating our budget and strategic plan as it relates to investment objectives. We have engaged a third party to provide consulting services that assists us with our asset/liability management. We meet with this consulting firm quarterly to review the results of our interest rate risk analysis and to discuss strategies. We have recently purchased the software to be able to internally model our interest rate risk. The software was developed by the third party consultant mentioned above. We will continue to engage this consulting firm on a quarterly basis to supplement our internal modeling. Part of the modeling is done to comply with the requirements of the Office of Thrift Supervision.

      We continue to attempt to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. To accomplish this, we focus on acquiring adjustable rate residential mortgages and have increased our efforts regarding the origination of residential construction loans, multi-family loans, commercial real estate loans, SBA loans and limited consumer lending, which re-price or mature more quickly than fixed rate residential real estate loans. In the fourth quarter of 2001, we began a strategy of purchasing with the intent to sell the guaranteed portion of SBA loans. Again, the loans generally adjust with prime and present very little interest rate risk. The other significant asset that we invest in is residential mortgage servicing rights. The value and cash flows from residential mortgage servicing rights respond counter-cyclically to the value of fixed rate mortgages. When interest rates increase and the value of fixed rate mortgages decrease, in turn decreasing net interest income, the value of the mortgage servicing rights increase. In a decreasing interest rate environment, the inverse occurs. It is important to note, however, that an equal increase or decrease in interest rates will not affect the value of our mortgage servicing rights portfolio equally. A decrease in interest rates causes a greater reduction in the value of the portfolio as compared to the increase in value in the portfolio from an equal increase in interest rates. The scenario discussed of decreasing interest rates is exactly what happened in 2002. The interest rate environment in 2002 was historically low. In response to the low interest rates, we experienced significant runoff in our servicing portfolio, as well as a $14.2 million decrease in the fair value of our investment in mortgage servicing rights. Due to the volatility of the value of mortgage servicing, we do not anticipate increasing our investment in 2003. To the contrary, we expect our overall investment in 2003 to decrease through normal runoff. Another significant strategy that we focus on in managing interest rate risk is identifying lines of business that generate noninterest rate sensitive liabilities. Examples of this strategy are the investment in mortgage servicing rights, which generate no cost escrow deposits; Sterling Trust's operations, which administer deposits with relatively low costs; and our investment in Matrix Settlement & Clearance Services that uses, or its clients use, Matrix Bank as the clearing bank and trustee, which creates low-cost deposits.

      In the ordinary course of business, we make commitments to originate residential mortgage loans and hold originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the pipeline loans. We mitigate this risk through the use of mandatory and best effort forward commitments to sell loans and securities. As of December 31, 2002, we had $917.1 million in pipeline and funded loans, offset with mandatory forward commitments of $500.3 million and best effort forward commitments of $128.2 million. The market value of loans committed for sale is determined based on the related forward loan sale commitments. Effective January 1, 2001, with the adoption of SFAS 133, we were required to treat substantially all mortgage loan commitments and loan sale commitments (both mandatory and best effort) as derivatives and record the fair value of those derivatives on the balance sheet and any subsequent changes in the fair value of those derivatives through current earnings. As the changes in fair value of the loan commitments and the loan sale commitments are generally expected to offset one another, we do not anticipate any material impact to our future earnings from pipeline loans as a result of the adoption of SFAS 133. See "Item 1. Business--Sale of Wholesale Production Platform."

      Ownership of mortgage servicing rights exposes us to impairment of their value in certain interest rate environments. The incidence of prepayment of a mortgage loan increases during periods of declining interest rates as the homeowner seeks to refinance the loan to a lower interest rate. If the level of prepayment on segments of our mortgage servicing portfolio achieves a level higher than we projected for an extended period of time, then an impairment in the associated basis in the mortgage servicing rights may occur. To mitigate this risk of impairment due to declining interest rates, we initiated a hedging program on a portion of our investment. In addition, in September 2002, we began to sell substantially all of our newly originated servicing rights with the intent of reducing our overall investment in mortgage servicing rights.

       With regards to our interest-sensitive liabilities during 2002, in order to take advantage of the historically low interest rates, Matrix Bank entered into short option agreements and other longer term advances (2 to 5 years) totaling $10.0 million, adding to short option agreements entered into primarily in 2001 for a total of $146.0 million, which have interest rates ranging from 2.69% to 5.63%. It is anticipated that our interest margin will benefit in the long term from locking in these interest rates.

      The following tables represent, in tabular form, contractual balances of our on balance sheet financial instruments in dollars at the expected maturity dates, as well as the fair value of those on balance sheet financial instruments for the periods ended December 31, 2002 and 2001. The expected maturity categories take into consideration historical and anticipated prepayment speeds, as well as actual amortization of principal and do not take into consideration the reinvestment of cash. Our assets and liabilities that do not have a stated maturity date, such as interest-earning deposits, FHLB stock and certain other deposits, are considered to be long term in nature and are reported in the thereafter column. We are very active in the secondary market as it relates to the purchase and sale of mortgage loans. We use a five-year maturity assumption for all of Matrix Bank's held for sale loans and school financing, and we use a one-year maturity assumption for Matrix Financial's originated loans held for sale. We also treat the FHLB and revolving borrowings as long term in nature, as the continued availability of these amounts is anticipated indefinitely. Third party servicers service a portion of our loan portfolio; as a result, a portion of the information presented is based on the best available information.

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

     Mortgage servicing rights are not included in the tabular presentation, because the investment does not directly affect interest income. As noted, however, earnings from mortgage servicing rights directly correlate with market risk as it relates to interest rate fluctuations. In the past, we attempted to mitigate a portion of this risk by the type of mortgage servicing rights we acquire. The loans underlying the servicing rights acquired tend to be more seasoned and have lower principal balances. Management believes that the more seasoned, lower balance servicing portfolios carry less prepayment risk than less seasoned, higher balance mortgage servicing, because the cost savings of refinancing a lower balance loan tend to be less than for a higher balance loan with a comparable interest rate. We also believe that if a loan has been outstanding for a period of time and has been through several declining interest rate cycles without refinancing, the risk of prepayment in the future is less than a newly originated loan. However, due to the lack of seasoned servicing available and the expansion of our origination platform, we began to retain a portion of our originated servicing in 2001 and continued through August 2002. In August 2002, the Company began to sell the majority of its newly originated servicing under an assignment of trade contract and anticipates doing so in the near-term. This strategy was implemented to reduce our future investment in mortgage servicing rights. The prepayment percentages which we have experienced over the past three years have been lower than experienced in the industry, as a whole. The prepayment speeds for the years ended December 31, 2002, 2001 and 2000 were 23.7%, 22.9%, and 12.1%, respectively. In the tables below, prepayment speeds of 20% and 19% for 2002 and 2001, respectively, were used for all loan types to project expected cash flows. These assumptions are based on our historical prepayment speeds, as well as our knowledge and experience in the market.

     The Company's financial instruments for the period ended December 31, 2002:

                                           Expected Maturity Date - Fiscal Year Ended December 31,
                                    ----------------------------------------------------------------------
                                                                                               There-after                 Fair
                                      2003        2004        2005        2006        2007                   Total         Value
                                    ----------  ----------- ----------- ----------- ---------- ----------- ------------ -----------
                                                                         (Dollars in thousands)

Interest-earning assets:
   Available for sale:
      Fixed-rate securities........ $    572     $     --    $     --    $     --    $    --   $      --   $      572    $      572
          Average interest rate....     6.50  %        -- %        -- %        -- %       -- %        -- %       6.50  %
      Adjustable-rate securities... $ 28,501     $     --    $     --    $           $    --   $      --   $   28,501    $   28,501
          Average interest rate....     5.67  %        -- %        -- %        -- %       -- %        -- %       5.67  %

   Held for sale (1)(2)(8):
      Fixed-rate residential loans. $300,828     $ 16,597    $ 16,597    $ 16,597   $ 15,598   $      --   $  367,217    $  369,306
          Average interest rate....     6.31  %      8.33 %      8.33 %      8.33 %     8.33 %        -- %       6.68  %
      Adjustable-rate residential
          loans.................... $213,739     $ 90,256    $ 90,256    $ 90,256   $ 90,257   $      --   $  574,764    $  577,237
          Average interest rate....     6.07  %      5.90 %      5.90 %      5.90 %     5.90 %        -- %       5.97  %
      Fixed-rate commercial and
          other loans.............. $ 13,739     $ 35,611    $     --    $     --   $     --   $      --   $   49,350    $   49,455
          Average interest rate....     8.31  %     10.00 %        -- %        -- %       -- %        -- %       9.94  %
      Adjustable-rate commercial
          and other loans.......... $116,595     $     --    $     --    $     --   $     --   $      --   $  116,595    $  116,843
          Average interest rate....     4.71  %        -- %        -- %        -- %       -- %        -- %       4.71  %

   Held for investment(2):
      Fixed-rate residential loans. $  1,102     $    871    $    688    $    543   $    427   $   1,512   $    5,143    $    5,190
          Average interest rate(3).     7.40  %      7.40 %      7.40 %      7.40 %     7.40 %      7.40 %       7.40  %
      Adjustable-rate residential
          loans(4)................. $ 12,318     $  9,658    $  7,560    $  5,906   $  4,606   $  15,063   $   55,111    $   55,593
          Average interest rate(3).     6.08  %      6.08 %      6.08 %      6.08 %     6.08 %      6.08 %       6.08  %
      Fixed-rate consumer loans.... $  1,396     $  1,002    $    704    $     --   $     --   $      --   $    3,102    $    3,302
          Average interest rate(3).     6.53  %      6.53 %      6.53 %        -- %       -- %        -- %       6.53  %
      Adjustable-rate consumer
          loans(4)................. $    273     $    208    $    158    $    119   $     88   $     112   $      958    $    1,020
          Average interest rate(3).     9.83  %      9.83 %      9.83 %      9.83 %     9.83 %      9.83 %       9.83  %
      Fixed-rate other loans(5).... $  8,365     $  6,225    $  4,577    $  3,314   $  2,352   $      --   $   24,833    $   25,180
          Average interest rate(3).     7.82  %      7.82 %      7.82 %      7.82 %     7.82 %        -- %       7.82  %
      Adjustable-rate other
          loans(4)(5).............. $ 54,879     $ 41,624    $ 31,355    $ 23,426   $ 17,324   $  28,136   $  196,744    $  199,799
          Average interest rate(3).     6.60  %      6.60 %      6.60 %      6.60 %     6.60 %      6.60 %       6.60  %

   Federal funds sold.............. $  2,000     $     --    $     --    $     --   $     --   $      --   $    2,000    $    2,000
          Average interest rate....     1.17  %        -- %        -- %        -- %       -- %        -- %       1.17  %
   Interest-earning deposits....... $     --     $     --    $     --    $     --   $     --   $   1,687   $    1,687    $    1,687
          Average interest rate....       --  %        -- %        -- %        -- %       -- %      0.79 %       0.79  %
   FHLB stock...................... $     --     $     --    $     --    $     --   $     --   $  30,379   $   30,379    $   30,379
          Average interest rate....       --  %        -- %        -- %        -- %       -- %      2.78 %       2.78  %

     Total interest-earning assets. $754,307     $202,052    $151,895    $140,161   $131,652   $  76,889   $1,456,956    $1,466,064
                                     =========   ==========  ==========  ==========  =========   =========  ===========   =========

Interest-bearing liabilities:
   Passbook accounts...............$      --     $     --    $     --    $     --   $     --   $   5,514   $    5,514    $    5,514
          Average interest rate....       --  %        -- %        -- %        -- %       -- %      1.95 %       1.95  %
   NOW accounts(6).................$      --     $     --    $     --    $     --   $     --   $  49,176   $   49,176    $   49,176
          Average interest rate....       --  %        -- %        -- %        -- %       -- %      1.22 %       1.22  %
   Money market accounts...........$      --     $     --    $     --    $     --   $     --   $ 334,508   $  334,508    $  334,508
          Average interest rate....       --  %        -- %        -- %        -- %       -- %      1.22 %       1.22  %
   Certificates of deposit over
          $100,000.................$   9,208     $  3,857    $  3,113    $    420   $  1,171   $      --   $   17,769    $   18,083
          Average interest rate....     3.38  %      4.13 %      4.77 %      5.04 %     4.76 %        -- %       3.92  %
  Brokered certificates of deposit.$ 293,112     $     --    $ 20,253    $ 13,970   $     --   $      --   $  327,335    $  327,832
     Average interest rate.........     1.87  %        -- %      4.47 %      4.12 %       -- %        -- %       2.13  %
   Other certificates of deposit...$  50,533     $ 18,508    $ 12,710    $  6,632   $ 14,983   $      --   $  103,366    $  105,408
          Average interest rate....     3.18  %      4.18 %      5.72 %      5.20 %     4.66 %        -- %       4.02  %
   FHLB borrowings(7)..............$      --     $     --    $     --    $     --   $     --   $ 385,785   $  385,785    $  400,418
          Average interest rate....       --  %        -- %        -- %        -- %       -- %      2.64 %       2.64  %
   Revolving borrowings............$  11,270     $ 12,567    $ 17,774    $     --   $     --   $     747   $   42,328    $   42,328
          Average interest rate....     2.89  %        -- %        -- %        -- %       -- %      4.37 %       3.98  %
   Term borrowings.................$   1,457     $ 17,618    $     --    $     --   $     --   $  64,500   $   83,575    $   84,521
          Average interest rate....     4.06  %      8.42 %        -- %        -- %       -- %      9.33 %       9.04  %

     Total interest-bearing
          liabilities..............$ 365,580     $ 52,550    $ 53,820    $ 21,022   $ 16,154   $ 840,230   $1,349,356    $1,367,788
                                     =========   ==========  ==========  ==========  =========   =========  ===========   =========

__________

(1)    Loans held for sale are assumed to mature within one year.
(2)    Balances are stated net of discounts and other deductions.
(3) For the fixed-rate loans held for investment, we computed a weighted average interest rate and a weighted average maturity for the loan portfolio and then applied a prepayment assumption of 20% in determining the cash flows. The same approach was used for the adjustable-rate loans, which are generally fully indexed loans.
(4) The adjustable-rate loans generally are indexed to the 1-year treasury. However, included in the balance are loans indexed to 11th district cost of funds, prime and 3-, 5- and 7-year treasury.
(5) Other consists of multi-family, commercial real estate, commercial, land and construction loans.
(6) Excludes noninterest-bearing demand deposits of approximately $96.3 million.
(7) See "--Short-term Borrowings" for additional discussion on the term of the FHLB borrowings.
(8) The value of the hedging instruments used with our loan portfolio are included in the balance of the loans for purposes of fair value disclosure. See discussion regarding FAS 133 for additional information.

      The Company's financial instruments for the period ended December 31, 2001:

                                           Expected Maturity Date - Fiscal Year Ended December 31,
                                    ----------------------------------------------------------------------
                                                                                               There-after                 Fair
                                      2002        2003        2004        2005        2006                   Total        Value
                                    ----------  ----------- ----------- ----------- ---------- ----------- ------------ ------------
                                                                        (Dollars in thousands)

Interest-earning assets:
   Available for sale:
      Fixed-rate securities........ $    584     $     --    $     --    $     --   $     --     $    --   $      584   $      584
          Average interest rate....     6.50  %        -- %        -- %        -- %       -- %        -- %       6.50 %
      Adjustable-rate securities... $  6,379     $     --    $     --    $     --   $     --     $    --   $    6,379   $    6,379
          Average interest rate....     6.95  %        -- %        -- %        -- %       -- %        -- %       6.95 %

   Held for sale (1)(2)(8):
      Fixed-rate residential loans. $534,200     $ 29,010    $ 29,010    $ 29,010   $ 29,011     $    --   $  650,241   $  653,247
          Average interest rate....     7.20  %      8.51 %      8.51 %      8.51 %     8.51 %        -- %       7.43 %
      Adjustable-rate residential   $101,771     $ 72,335    $ 72,335    $ 72,336   $ 72,365     $    --   $  391,142   $  391,504
loans
          Average interest rate....     7.50  %      7.50 %      7.50 %      7.50 %     7.50 %        -- %       7.50 %
      Fixed-rate commercial and     $ 14,610     $ 51,071    $     --    $     --   $     --     $   795   $   66,476   $   66,478
other loans........................
          Average interest rate....     9.22  %     10.08 %        -- %        -- %       -- %      9.07 %      10.38 %
      Adjustable-rate commercial
and other                           $ 40,787     $     10    $     45    $     41   $     92     $   705   $   41,680   $   41,702
          loans....................
          Average interest rate....     5.64  %      8.89 %      8.89 %      8.89 %     8.89 %      8.89 %       5.71 %

   Held for investment(2):
      Fixed-rate residential loans. $    856     $    686    $    550    $    440   $    353     $ 1,331   $    4,216   $    4,228
          Average interest rate(3).     8.20  %      8.20 %      8.20 %      8.20 %     8.20 %      8.20 %       8.20 %
      Adjustable-rate residential   $    466     $    371    $    296    $    234   $    186     $   653   $    2,206   $    2,211
loans(4)...........................
          Average interest rate(3).     7.18  %      7.18 %      7.18 %      7.18 %     7.18 %      7.18 %       7.18 %
      Fixed-rate consumer loans.... $  1,869     $  1,403    $  1,038    $     --   $     --     $    --   $    4,310   $    4,325
          Average interest rate(3).    10.43  %     10.43 %     10.43 %        -- %       -- %        -- %      10.43 %
      Adjustable-rate consumer      $    261     $    201    $    153    $    115   $     87     $   109   $      926   $      928
loans(4)...........................
          Average interest rate(3).     7.45  %      7.45 %      7.45 %      7.45 %     7.45 %      7.45 %       7.45 %
      Fixed-rate other loans(5).... $ 10,263     $  7,789    $  5,471    $  4,068   $  2,973     $    --   $   30,564   $   30,656
          Average interest rate(3).     8.92  %      8.92 %      8.92 %      8.92 %     8.92 %        -- %       8.92 %
      Adjustable-rate other         $ 50,290     $ 37,878    $ 18,356    $ 13,984   $ 10,557     $17,874   $  148,939   $  149,313
loans(4)(5)........................
          Average interest rate(3).     7.42  %      7.42 %      7.42 %      7.42 %     7.42 %      7.42 %       7.42 %

   Federal funds sold.............. $    400     $     --    $     --    $     --   $     --     $    --   $      400   $      400
          Average interest rate....     1.81  %        -- %        -- %        -- %       -- %        -- %       1.81 %
   Interest-earning deposits....... $     --     $     --    $     --    $     --   $     --     $31,559   $   31,559   $   31,559
          Average interest rate....       --  %        -- %        -- %        -- %       -- %      1.47 %       1.47 %
   FHLB stock...................... $     --     $     --    $     --    $     --   $     --     $18,181   $   18,181   $   18,181
          Average interest rate....       --  %        -- %        -- %        -- %       -- %      3.00 %       3.00 %

     Total interest-earning assets. $766,222     $200,754    $127,254    $120,228   $115,624     $71,207   $1,401,289   $1,410,145
                                    =========   ==========  ==========  ==========  =========  ==========  ===========  ===========

Interest-bearing liabilities:
   Passbook accounts............... $     --     $     --    $     --    $     --   $     --     $ 4,291   $    4,291   $    4,291
accounts...........................
          Average interest rate....       --  %        -- %        -- %        -- %       -- %      4.47 %       4.47 %
   NOW accounts(6)................. $     --     $     --    $     --    $     --   $     --     $40,046   $   40,046   $   40,046
          Average interest rate....       --  %        -- %        -- %        -- %       -- %      2.57 %       2.57 %
   Money market accounts........... $     --     $     --    $     --    $     --   $     --     249,234   $  249,234   $  249,234
          Average interest rate....       --  %        -- %        -- %        -- %       -- %      2.11 %       2.11 %
   Certificates of deposit over     $ 16,674     $  2,545    $  1,960    $    711   $    520    $     --   $   22,410   $   22,797
$100,000...........................
          Average interest rate....     5.13  %      5.61 %      4.76 %      6.92 %     5.06 %        -- %       5.20 %
  Brokered certificates of deposit. $351,271     $     --    $     --    $ 10,000   $     --    $     --   $  361,271   $  362,079
     Average interest rate.........     4.13  %        -- %        -- %      4.85 %       -- %        -- %       4.15 %
   Other certificates of deposit... $ 82,281     $ 12,719    $ 11,788    $  8,230   $  6,828    $     --   $  121,846   $  123,631
          Average interest rate....     5.32  %      5.10 %      4.80 %      6.66 %     5.18 %        -- %       5.33 %
   FHLB borrowings(7).............. $     --     $     --    $     --    $     --   $     --    $303,361   $  303,361   $  309,931
          Average interest rate....       --  %        -- %        -- %        -- %       -- %      2.94 %       2.94 %
   Revolving borrowings............ $     --     $     --    $     --    $     --   $     --    $143,415   $  143,415   $  143,415
          Average interest rate....       --  %        -- %        -- %        -- %       -- %      3.68 %       3.68 %
   Term borrowings................. $  1,478     $  7,184    $ 10,455    $     --   $     --    $ 59,500   $   78,617   $   78,617
          Average interest rate....     8.00  %      8.23 %     11.50 %        -- %       -- %      9.76 %       9.82 %

     Total interest-bearing         $451,704     $ 22,448    $ 24,203    $ 18,941   $  7,348    $799,847   $1,324,491   $1,334,041
liabilities........................
                                    =========   ==========  ==========  ==========  =========  ==========  ===========  ===========
__________

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

     Short-term Borrowings. A primary function of asset and liability management is to ensure adequate liquidity. In addition to cash and cash equivalents, we rely heavily on short-term borrowing capabilities for liquidity and as a funding vehicle. The primary sources for short-term borrowings are the FHLB for Matrix Bank, Matrix Bank and unaffiliated financial institutions for Matrix Financial, an unaffiliated financial institution for Matrix Capital Markets, and at Matrix Bancorp, the revolving portion of the bank stock loan. See "Liquidity and Capital Resources."

     The following table sets forth a summary of our short-term borrowings during 2002, 2001 and 2000 and as of the end of each such period:

                                                                  Average
                                                   Amount         Amount         Maximum        Weighted        Weighted
                                                Outstanding    Outstanding     Outstanding      Average         Average
                                                    at          During the       at any         Interest        Interest
                                                 Year-End        Year(1)        Month-End     Rate During        Rate at
                                                                                                the Year        Year-End
                                               -------------- ---------------- -------------- -------------- ---------------
                                                                           (Dollars in thousands)
At or for the year ended December 31, 2002:
      FHLB borrowings(2)....................... $     385,785  $     328,057   $     446,923           2.89%           2.64%
      Revolving lines of credit................        10,000         15,820          30,850           3.45            2.79
      School financing.........................        32,328         41,293          50,252           4.77            4.37
At or for the year ended December 31, 2001:
      FHLB borrowings(3).......................       303,361        347,807         478,921           4.62            2.94
      Revolving lines of credit................        95,450         58,673          95,450           4.54            2.51
      School financing.........................        44,965         46,160          60,100           6.02            4.65
At or for the year ended December 31, 2000:
      FHLB borrowings(4).......................       519,433        430,331         526,450           6.33            6.29
      Revolving lines of credit................        21,956         40,701          52,750           8.23            7.63
      Repurchase agreements....................           385          3,240           6,906          10.70            8.75
      School financing.........................        44,308         30,262          44,308           8.18            8.56
__________

(1) Calculations are based on daily averages where available and monthly averages otherwise.
(2) A total of $146.0 million of the FHLB borrowings outstanding at December 31, 2002 were borrowed under short option advance agreement with the FHLB. The interest rates on the short option advance borrowings ranged from 2.69% to 5.63% at December 31, 2002 and their possible call dates varied from December 2002 to November 2006. Additionally, $1.3 million of the FHLB borrowings outstanding at December 31, 2002 are fixed-term/rate advances, which were borrowed from the FHLB to offset specific loans originated by Matrix Bank. The principal amount of these fixed-term/rate advances adjust monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2, 2014.


(3) A total of $136.0 million of the FHLB borrowings outstanding at December 31, 2001 were borrowed under short option advance agreements with the FHLB. The interest rates on the short option advance borrowings ranged from 2.69% to 5.63% at December 31, 2001 and their possible call dates varied from February 20, 2002 to November 13, 2006. Additionally, $1.4 million of the FHLB borrowings outstanding at December 31, 2001 are fixed-term/rate advances, which were borrowed from the FHLB to offset specific loans originated by Matrix Bank. The principal amount of these fixed-term/rate advances adjust monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2, 2014.
(4) A total of $26.0 million of the FHLB borrowings outstanding at December 31, 2000 were borrowed under a short option advance agreement with the FHLB. These short option advance borrowings have a term of ten years, but are callable by the FHLB beginning after a six-month or one-year lockout period depending on the particular short option advance borrowing. After the expiration of the lockout period, the short option advance borrowings are callable at three-month intervals. If the FHLB exercises its call option on a short option advance borrowing, the FHLB is required to offer replacement funding to us at a market rate of interest for the remaining term of the short option advance borrowing. The interest rates on the short option advance borrowings ranged from 5.40% to 5.63% at December 31, 2000 and their possible call dates varied from February 20, 2001 to March 26, 2001. Under the terms of the short option advance agreement, we are not permitted to prepay or otherwise retire a callable short option advance borrowing prior to the final maturity date. Additionally, $1.4 million of the FHLB borrowings outstanding at December 31, 2000 are fixed-term/rate advances, which were borrowed from the FHLB to offset specific loans originated by Matrix Bank. The principal amount of these fixed-term/rate advances adjust monthly based on an amortization schedule. The principal amount of these fixed-term/rate advances adjust monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84% and their maturity date is June 2, 2014. Matrix Bank also had short-term, fixed-term/rate borrowings outstanding at December 31, 2000 from the FHLB. These short-term, fixed-term/rate borrowings totaled $150.0 million, with interest rates ranging from 6.00% to 6.23% and maturity dates ranging from March 27, 2001 through June 26, 2001.

Liquidity and Capital Resources

     Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. To date, our principal source of funding for our investing activities has been:

       o secured senior debt provided by unaffiliated financial institutions;
       o the issuance of preferred securities through Matrix Bancorp Capital Trust I in 1999, Matrix Bancorp Capital Trust II, III and IV in 2001 and Matrix Bancorp Capital Trust V in 2002;
       o      the issuance of 11.5% senior notes in September 1997;
       o      a bank stock loan; and
       o      our initial public offering.

     As of December 31, 2002,  Matrix Bancorp had $81.5 million in  indebtedness
outstanding.   The  borrowed  funds  have  been  used  historically  as  capital injections to Matrix Bank, Matrix Financial, Matrix Capital Markets and ABS.

      On March 31, 2002, Matrix Bancorp amended its bank stock loan agreement. The amended bank stock loan agreement has two components, an $8,215,000 term loan and a revolving line of credit of $12.0 million. As of December 31, 2002, the balance of the term loan was $7.5 million and the balance of the revolving line of credit was $0. The amended bank stock loan requires Matrix Bancorp to maintain total shareholders' equity of $60.0 million. Matrix Bank is required to maintain classified assets of less than 3% of total assets and must also earn in excess of $7.5 million over the previous four quarters. The covenants must be met quarterly. As of December 31, 2002, we did not meet two of the covenants. Due to the classification on noninterest-earning assets, our classified assets slightly exceeded 3%. In addition, due to the impairment on our servicing rights over the previous two quarters, Matrix Bank's earnings did not exceed $7.5 million. Subsequent to year-end, management obtained waivers for both covenants. The term loan has a maturity date of December 31, 2004. The revolving line of credit is annually renewed and currently has a maturity date of March 31, 2003. We are in the process of renewing the revolving line of credit. As part of the annual renewal process, we anticipate that the two covenants maintained above will be amended to address to our satisfaction, prospectively, the covenant levels that we did not meet at December 31, 2002. However, there can be no assurances that the bank stock loan will be renewed or that, if renewed, the issues mentioned above will be resolved to our satisfaction.

     On July 30, 1999, Matrix Bancorp Capital Trust I ("Trust I"), a Delaware business trust formed by Matrix Bancorp, completed the sale of $27.5 million of 10% preferred securities. Trust I also issued common securities to Matrix Bancorp and used the net proceeds from the offering to purchase $28.6 million in principal amount of 10% junior subordinated debentures of Matrix Bancorp due
September 30, 2029. The junior subordinated debentures are the sole assets of Trust I and are eliminated, along with the related statement of operations effects, in the consolidated financial statements.

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

     The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. We have the right to redeem the junior subordinated debentures, in whole or in part on or after September 30, 2004, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. See Note 10 to the consolidated financial statements included elsewhere in this document. Under the indenture, we are prohibited from paying dividends on our common stock if the scheduled payments on our junior debentures and trust preferred securities have not been made.

     On March 28, 2001, Matrix Bancorp Capital Trust II ("Trust II"), a Delaware business trust formed by the Company, completed the sale of $12.0 million of 10.18% preferred securities. Trust II also issued common securities to the Company and used the net process from the offering to purchase $12.4 million in principal amount of 10.18% junior subordinated debentures of the Company due June 8, 2031. The junior subordinated debentures are the sole assets of Trust II and are eliminated, along with the related statement of operations effects, in the consolidated financial statements.

     The preferred securities accrue and pay distributions semi-annually at an annual rate of 10.18% of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust II under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust II.

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

     On July 16, 2001, Matrix Bancorp Capital Trust III ("Trust III"), a Delaware business trust formed by the Company, completed the sale of $15.0 million of 10.25% preferred securities. Trust III also issued common securities to the Company and used the net process from the offering to purchase $15.5 million in principal amount of 10.25% junior subordinated debentures of the Company due July 25, 2031. The junior subordinated debentures are the sole assets of Trust III and are eliminated, along with the related statement of operations effects, in the consolidated financial statements.

     The preferred securities accrue and pay distributions semi-annually at an annual rate of 10.25% of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust III under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust III.

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

     On November 28, 2001, Matrix Bancorp Capital Trust IV ("Trust IV"), a Delaware business trust formed by the Company, completed the sale of $5.0 million of floating rate of the six-month LIBOR plus 3.75% (5.14% for period ended December 31, 2002) preferred securities. Trust IV also issued common securities to the Company and used the net process from the offering to purchase $5.2 million in principal amount of floating rate of the six-month LIBOR plus 3.75% junior subordinated debentures of the Company due December 8, 2031. The junior subordinated debentures are the sole assets of Trust IV and are eliminated, along with the related statement of operations effects, in the consolidated financial statements.

     The preferred securities accrue and pay distributions semi-annually at a floating annual rate as described above of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust III under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust IV.

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

     On July 25, 2002, Matrix Bancorp Capital Trust V ("Trust V"), a Delaware business trust formed by the Company, completed the sale of $5.0 million of floating rate of the six-month LIBOR plus 3.625% (5.015% for period ended December 31, 2002) preferred securities. Trust V also issued common securities to the Company and used the net process from the offering to purchase $5.2 million in principal amount of floating rate of the six-month LIBOR plus 3.625% junior subordinated debentures of the Company due July 25, 2032. The junior subordinated debentures are the sole assets of Trust IV and are eliminated, along with the related statement of operations effects, in the consolidated financial statements.

     The preferred securities accrue and pay distributions semi-annually at a floating annual rate as described above of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust III under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust V.

     The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indentures. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after July 25, 2007, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

     Capitalized expenses associated with all of the trust preferred securities offerings of approximately $2.4 million are included in other assets at December 31, 2002 and are being amortized on a straight-line basis over the life of the junior subordinated debentures.

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

Additionally, the 11.5% senior notes contain other covenants regarding certain restricted payments, incurrence of indebtedness and issuance of preferred stock, liens, merger, consolidation or sale of assets and transactions with affiliates. As of December 31, 2002, due to repurchases made by the Company of the senior notes, there remained $9.5 million of the debt issue outstanding.

      We have in place a warehouse line of credit provided to Matrix Financial by an unaffiliated financial institution. As of December 2, 2002, the line of credit was amended and terminated February 28, 2003. It aggregates $50.0 million, of which $40.0 million was available at December 31, 2002. As of February 28, 2003, the line was renewed under similar terms and conditions for the period of time from February 28, 2003 through the Final Closing Date. See "Item 1. Business--Sale of Wholesale Production Platform."

      Matrix Bancorp has guaranteed, with 50% recourse to our joint venture partner, the indebtedness of Matrix Settlement & Clearance Services to U.S. Bank, N.A., in an amount of no greater than $3.0 million. The guaranty relates to a $3.0 million line of credit which is utilized by Matrix Settlement & Clearance Services in situations where its clients do not wire funds to settle trades. The line is used very infrequently and Matrix Settlement & Clearance Services is adequately secured in the case that the utilization of the line is required. There was no balance outstanding at Matrix Settlement & Clearance Services on such indebtedness at December 31, 2002.

     The trend of net cash used by our operating activities experienced over the reported periods results primarily from the growth at Matrix Bank, Matrix Financial, First Matrix and operating expenses incurred at ABS. We do not anticipate that this trend will continue in 2003 for two reasons. First, we are not anticipating any growth in 2003 and, in fact, have initiated various expense reduction strategies. Second, the sale of the wholesale production platform will result in significant liquidity once the warehouse line of credit provided to Matrix Financial by Matrix Bank is repaid. See "Item 1. Business--Sale of Wholesale Production Platform."

     The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company's liquidity. Historically, the majority of the dividend payments have been made by Matrix Bank and its consolidated subsidiaries, which include Matrix Financial. The current dividend policy approved by Matrix Bank is 75% of the consolidated cumulative earnings of Matrix Bank. Due to the loss incurred during the year ended December 31, 2002 as a result of the servicing asset impairment, Matrix Bank is currently not in a position to pay dividends under its current policy for the last quarter of 2002. Matrix Bank has not paid a dividend since August 2002 which reflected earnings from July 2002. Matrix Bank currently anticipates that it will resume dividend payments under current policy in March 2003. In the interim, the Company intends to utilize dividends from its other subsidiaries and the line of credit on its bank stock loan, as needed, to meet its own and the other subsidiaries financial obligations.

     Matrix Bank's primary source of funds for use in lending, purchasing bulk loan portfolios, investing and other general purposes are:

       o      retail deposits;
       o      trust deposits;
       o      custodial escrow balances;
       o      brokered deposits;
       o      FHLB borrowings;
       o      sales of loan portfolios; and
       o      proceeds from principal and interest payments on loans.

Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLB as its primary source for borrowings. At December 31, 2002, Matrix Bank had overnight and term borrowings from the FHLB of $385.8 million. The availability of FHLB borrowings is based on the level of collateral pledged. Generally, the availability will be limited to the lesser of 90% of the collateral pledged or 50% of total assets. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing rights portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur. For a tabular presentation of the our short-term borrowings, see "Asset and Liability Management--Short-Term Borrowings."

      Matrix Bank offers a variety of deposit accounts having a range of interest rates and terms. Matrix Bank's retail deposits principally consist of demand deposits and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. Matrix Bank's retail deposits are obtained from areas in which it is located, as well as through an Internet service. Therefore, its retail deposits are concentrated primarily in Las Cruces and Sun City, except for the Internet deposits, which could be out-of-market retail deposits. Matrix Bank relies principally on customer service, marketing programs and its relationships with customers to attract and retain in-market deposits. Brokered deposits are accepted and have been utilized to support growth at Matrix Bank. In pricing deposit rates, management considers profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by competitors. Matrix Bank intends to continue its efforts to attract deposits as a primary source of funds to support its lending and investing activities.

     The following table sets forth the average balances for each major category of Matrix Bank's deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

                                                              Year Ended December 31,
                             -------------------------------------------------------------------------------------------
                                         2002                           2001                           2000
                             -----------------------------  -----------------------------  -----------------------------
                                              Weighted                       Weighted                       Weighted
                                Average        Average         Average        Average         Average        Average
                                Balance         Rate           Balance         Rate           Balance         Rate
                             -------------- --------------  -------------- --------------  -------------- --------------
                                                              (Dollars in thousands)

Passbook accounts...........  $     5,998         1.95 %     $     3,467        3.12  %    $      2,981        3.42  %
NOW accounts................      119,585         0.48            98,872        0.94             64,523        0.96
Money market accounts.......      302,479         1.22           203,757        2.11            130,592        2.34
Time deposits...............      130,544         5.35           181,535        5.60            177,399        6.10
Brokered deposits...........      338,682         2.99           312,419        6.20            183,685        6.36
                                ----------- ------------       ----------- -----------       ------------ -----------
     Total deposits.........  $   897,288         2.40 %     $   800,050        4.36  %    $    559,180        4.70  %
                                =========== ============       =========== ===========       ============ ===========

     The following table sets forth the amount of Matrix Bank's certificates of deposit that are greater than $100,000 by time remaining until maturity as of December 31, 2002:

                                                                                                       Weighted
                                                                                      Amount         Average Rate
                                                                                                         Paid
                                                                                   --------------- ------------------
                                                                                        (Dollars in thousands)

     Three months or less....................................................... $         2,753               3.40 %
     Over three months through six months.......................................           2,198               3.73
     Over six months through twelve months......................................           4,257               3.19
     Over twelve months.........................................................           8,561               4.49
                                                                                   --------------- ------------------
          Total................................................................. $        17,769               3.92 %
                                                                                   --------------- ------------------

     We actively monitor Matrix Bank's compliance with regulatory capital requirements. Historically, Matrix Bank has increased its core capital through the retention of a portion of its earnings. Matrix Bank's future growth is expected to be achieved through deposit growth, brokered deposits, borrowings from the FHLB and custodial deposits directed by affiliates. In 2003, however, we are not anticipating any significant growth.

     Matrix Financial's principal source of funding for its loan origination business consists of a warehouse line of credit provided to Matrix Financial by Matrix Bank, and a warehouse line of credit provided to Matrix Financial by an unaffiliated financial institution. As of December 2, 2002, Matrix Financial's warehouse line of credit facility provided by an unaffiliated financial institution was amended. It aggregates $50.0 million, of which $40.0 million was available to be utilized as of December 31, 2002. At December 31, 2002, $10.0 million was outstanding under the warehouse line at a weighted average interest rate of 2.59%. Borrowings under the warehouse line of credit are secured by all of the mortgage loans funded with warehouse loan proceeds and bear interest at the LIBOR rate plus a negotiated margin. Following the Final Closing Date, the warehouse facility at Matrix Bank will be terminated and we anticipate that the warehouse facility with the unaffiliated financial institution will also be terminated. See "Item 1. Business--Sale of Wholesale Production Platform."

     ABS School Services' principal source of funding for school financing consists of its internal capital, sales of loans to a third party institution and partnership trusts with unaffiliated financial institutions. Amounts available to be sold and amounts to be financed are at the purchaser's and lender's sole discretion. We continue to pursue additional third party financing and sale options for ABS; although, we do no anticipate significantly increasing our current loan portfolio.

     The Company has placed tax-exempt financing of approximately $31.1 million at December 31, 2002 it originated to charter schools into two grantor trusts. The trusts then issued Class "A" Certificates and Class "B" Certificates, with the Class "A" Certificates being sold to various third party investors under a private placement at a price of par.

     The "A" Certificates under the two grantor trusts are guaranteed by a letter of credit issued by a third party investment bank for one, and the second one is guaranteed equally by two unaffiliated financial institutions. The "A" Certificates' interest rate may be determined weekly, monthly or for a term for up to one year. The interest rate and the term of the interest rate are determined by the Remarking Agent, which is also the investment bank. Generally, the trusts are short-term in nature with an average life of one year or less.

     The "B" Certificates are owned by the Company. The interest rate paid on the "A" Certificates is considered the Company's financing cost. The approximate cost of the financing at December 31, 2002 and 2001 was 1.55% and 2.75%, respectively. The interest that the Company receives through its part ownership of the "B" Certificates is tax-exempt.

     Although "A" Certificates are guaranteed by unaffiliated entities, the Company provides full recourse to the unaffiliated entities in all cases of loss or default. Due to the nature of the recourse and the ability of the "A" Certificate holders to put the certificates to the trusts, the transactions have been accounted for as a secured financing. In addition, under a purchase and sale agreement, ABS has sold school financings to an unaffiliated financial institution. The school financings were sold with full recourse to ABS. ABS services the school financings on a scheduled/scheduled remittance and in the case of a loss or default, upon the liquidation of the underlying collateral, ABS is required to reimburse for any shortfall. Due to the control that the unaffiliated financial institution has over the school financing, the transaction was accounted for as a sale. The recourse provisions were considered by us at the time of the sale. No gain or loss was booked at the sale date. The total balance of the school financings sold with recourse was $13 million at December 31, 2002.

     Matrix Bank and Sterling Trust are restricted in certain instances from paying dividends to Matrix Bancorp due to certain regulatory requirements. See "Item 1. Business--Regulation and Supervision."

     As discussed in "Item 3. Legal Proceedings," we are from time to time party to various litigation matters, in most cases, involving ordinary routine claims incidental to our business. With respect to all pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty. As such, the impact on our liquidity and capital cannot be estimated with certainty. We have not made an accrual for any losses in the consolidated financial statements as of December 31, 2002 related to these matters. One item of particular note, as discussed in the section noted above and in Note 15 of our consolidated financial statements, as of December 31, 2002, a subsidiary of the Company has been named a defendant in an action that was tried in Tarrant County, Texas District Court in the spring of 2000. The jury returned a verdict adverse to the Company with respect to 2 of 12 theories of liability posed by the plaintiffs, and the court has signed a judgment for certain of the plaintiffs in the amount of approximately $6.4 million. The Company has filed an appeal of this judgment and believes it has meritorious points of appeal and intends to vigorously prosecute the appeal of this action. The ultimate resolution of this matter could result in a loss of up to $6.4 million plus post-judgment interest and additional attorneys' fees. The ultimate legal and financial liability, if any, of the Company cannot be estimated with certainty. To the extent additional information arises or our strategies change, it is possible that our liability in any of these matters may change.

     During the fourth quarter of 2002, the Company executed a Shareholder Rights Plan at which time the Board of Directors of the Company declared a dividend of one preferred stock purchase right for each outstanding share of the Company's common stock. Each of these Rights, which are not immediately exercisable, entitles the holder to purchase one one-thousandth of a share of the Company's newly designated Series A Junior Participating Preferred Stock at an exercise price of $40.00. The Rights are not exercisable until certain events occur, are not detachable from the Company's common stock and do not have any immediate value to stockholders. The Rights distribution was made on November 15, 2002, payable to shareholders of record on that date. The Rights will expire on November 5, 2012.

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

     The Company also considers the judgments and assumptions concerning litigation as a critical accounting policy. The Company has been notified that we are a defendant in a number of legal proceedings. Most of these cases involve ordinary and routine claims incidental to our business. Based on management's analysis, no accrual for loss has been made as of December 31, 2002 for any such cases. See a full description of such proceedings at "Item 3. Legal Proceedings." With respect to all pending litigation matters, our ultimate legal responsibility, if any, cannot be estimated with certainty. Based on the ultimate outcome of such proceedings, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to such proceedings.

Recent Accounting Pronouncements

     In November 2002, the Financial Accountings Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded free from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an special purpose entity, and guarantees of a company's own performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 15. The Company does not expect the requirements of FIN 45 to have a material impact on the consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires certain additional disclosure with respect to these entities. The provisions of FIN 46 are immediately applicable to variable interest entities created after January 31, 2003 and for entities that existed prior to February 1, 2003. The Company does not expect the requirements of FIN 46 to have a material impact on the results of consolidated financial statements. The disclosure requirements, as applicable, are included in our consolidated financial statements and notes thereto.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," that supersedes APB Opinion No. 17. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are to be reviewed at least annually for impairment, under impairment guidelines established in the statement. SFAS 142 also changes the amortization methodology in intangible assets that are deemed to have finite lives and adds to required disclosures regarding goodwill and intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002 and its unamortized balance of goodwill as of that date was $1.0 million. Beginning in 2002, the Company ceased its amortization of goodwill. Goodwill amortization for 2001 and 2000 was less than $100,000, respectively. During the second quarter of 2002, under guidelines contained in the statement, management performed an analysis concerning potential impairment of the goodwill carried at ABS School Services, and determined that no impairment existed. This analysis was based on the fact that ABS School Services was engaged in an effort to increase the client base and fee income on a national basis and believed it would be successful. During the fourth quarter of 2002, it was determined that the efforts were ultimately not successful in that ABS School Services was not able to attract the amount of new contracts it had targeted for the new school year. As such, the impairment analysis on the goodwill at ABS School Services was re-performed in the fourth quarter of 2002, and it was determined that an impairment of goodwill was present, and the entire goodwill balance of $1.0 million was written-off in the fourth quarter of 2002. After this charge, the consolidated goodwill balance at December 31, 2002 was $0.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires recognition of liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 on January 1, 2003 did not have a material impact on the consolidated financial statements.

     In October 2002, the issued SFAS No. 147, "Acquisition of Certain Financial Institutions, an amendment of SFAS No. 72, No. 144 and FASB Interpretation No. 9." In accordance with SFAS 147, the acquisition of all or part of a financial institution that meets the definition of a business combination will be accounted for by the purchase method in accordance with SFAS 141. In addition, SFAS 147 provides that long-term customer-relationship intangible assets, except for servicing assets, recognized in the acquisition of a financial institution, should be evaluated for impairment by the provisions of No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The effective date of SFAS 147 is for acquisitions on or after October 1, 2002. The adoption of SFAS 147 on October 1, 2002 did not have any impact on the consolidated financial statements.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This amendment to FASB Statement No. 123 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for financial statements of interim or annual periods after December 15, 2002. The Company does not intend to change to the fair value method of accounting. The required disclosures of this statement are included in
Note 2 and Note 14 of the consolidated financial statements.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

     The following table presents, as of December 31, 2002, the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced Note to the consolidated financial statements.

                                                                    As of December 31, 2002
                                      ------------------------------------------------------------------------------------
                                          Note          1 Year    1 to 3 Years     3 to 5     Over 5 Years
                                        Reference      or Less                      Years                       Total
                                      -------------- -------------------------- ------------------------------------------
                                                                         (In thousands)

Contractual Obligations
Deposits (passbook, NOW and money
   market)..................................   9             -              -            -       485,487       485,487
Certificate account.........................   9       352,854         75,452       20,164             -       448,470
Federal funds borrowed......................  11             -              -            -       385,785       385,785
Borrowed money and guarantee
   preferred beneficial interests...........  10        12,727         47,929            -        65,247       125,903
Operating leases............................  15         2,748          4,191        2,124           715         9,778


A schedule of significant commitments at December 31, 2002 follows:

              Commitments                                    (In thousands)
              Loans secured by mortgages..................         $ 31,154
              Construction loans..........................           10,991
              Commercial lines of credit..................            8,338
              Commercial loans............................            4,858
              Consumer loans..............................              581

Further discussion of these commitments is included in Note 15 of the consolidated financial statements. In addition, the Company has contingencies due to various litigation matters which are also discussed in Note 15 of the consolidated financial statements.

      The Company may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of the significant contractual arrangements under which the Company may be held contingently liable, including guarantee arrangements, is included in Note 15 of the consolidated financial statements.

      The Company's significant off-balance sheet arrangements include the use of school financing sale agreements which are discussed further in Note 10 of the consolidated financial statements.

Forward Looking Statements

      Certain statements contained in this annual report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "predict," "believe," "plan," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this annual report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: third party claims or actions in relation to the ongoing or future bankruptcies of the Company's customers; interest rate fluctuations; level of delinquencies; defaults and prepayments; general economic conditions; competition; government regulation; possible future litigation; the actions or inactions of third parties, including failure of the Buyer to perform its obligations under the Purchase Agreement (See "Item 1. Business--Sale of Wholesale Production Platform"), and actions or inactions of those that are parties to the existing or future bankruptcies of the Company's customers or litigation related thereto; unanticipated developments in connection with the bankruptcy actions or litigation described above, including judicial variation from existing legal precedent and the decision by one or more parties to appeal decisions rendered; the risks and uncertainties discussed elsewhere in this annual report and in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 2001; and the uncertainties set forth from time to time in the Company's periodic reports, filings and other public statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      See Item 7."Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Risk Sensitive Assets and Liabilities" and Item 1."Business--Mortgage Servicing Activities--Hedging of Servicing Rights."

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

      Ernst & Young's reports on our consolidated financial statements for fiscal year 2000 did not contain an adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope or accounting principles. During fiscal year 2000 and the subsequent interim period, there were no disagreements between us and Ernst & Young on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which would have caused Ernst & Young to make a reference to the subject matter of the disagreements in connection with their reports. Ernst & Young further has not performed any work on any subsequent period to December 31, 2000.

      We did not consult with KPMG with regard to any matter concerning the application of accounting principles to any specific transactions, either completed or proposed, or the type of audit opinion that might be rendered with respect to our financial statements prior to engaging the firm.


                                    PART III

Items 10 through 13.

     The information for these items is incorporated from the definitive proxy statement to be filed with the Commission within 120 days of December 31, 2002.

Item 14.  Controls and Procedures

     Within 90 days prior to the date of this annual report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Co-CEO's and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Co-CEO's and CFO, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) (1) and (a) (2) Financial statements and financial statement schedules

          See Index to Financial Statements on page F-1.

      (b) Reports on Form 8-K

          The Company filed a Form 8-K with the Securities and Exchange Commission on November 6, 2002 (Item 5) announcing the adoption of a Shareholder Rights Plan.

          The Company filed a Form 8-K with the Securities and Exchange Commission on March 4, 2003 (Item 5) announcing the sale of the wholesale mortgage origination platform.

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

                                            MATRIX BANCORP, INC.


Dated:       March 14, 2003                 /s/ D. Mark Spencer
             -------------------            --------------------------------
                                            D. Mark Spencer
                                            President and Co-Chief
                                            Executive Officer
                                            (Principal Executive Officer)

Dated:       March 14, 2003                 /s/ Richard V. Schmitz
             --------------------           --------------------------------
                                            Richard V. Schmitz
                                            Co-Chief Executive Officer

Dated:       March 14, 2003                 /s/ David W. Kloos
             --------------------           --------------------------------
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

Signatures                                  Title                                       Date
----------                                  -----                                       ----


/s/ D. Mark Spencer                         President, Co-Chief Executive               March 14, 2003
---------------------------                 Officer and a Director
D. Mark Spencer                             (Principal Executive Officer)

/s/ Richard V. Schmitz                      Co-Chief Executive Officer and              March 14, 2003
---------------------------                 Chairman of the Board
Richard V. Schmitz

/s/ Guy A. Gibson                           Director                                    March 14, 2003
---------------------------
Guy A. Gibson


/s/ David A. Frank                          Director                                    March 14, 2003
---------------------------
David A. Frank


/s/ Robert T. Slezak                        Director                                    March 14, 2003
---------------------------
Robert T. Slezak


/s/ Lester Ravitz                           Director                                    March 14, 2003
---------------------------
Lester Ravitz

                                  CERTIFICATION


I, David W. Kloos, Senior Vice President and Chief Financial Officer of Matrix Bancorp, Inc. (the "Registrant"), certify that:

          1. I have reviewed this annual report on Form 10-K of Matrix Bancorp, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

          4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                    a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;
                    b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
                    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's Board of Directors:

                    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
                    b. any fraud, whether of not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

          6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                            /s/ David W. Kloos
                                            -----------------------------------
                                            David W. Kloos
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (Principal Accounting and Financial
                                            Officer)
                                            March 14, 2003

                                  CERTIFICATION


I, D. Mark Spencer, President and Co-Chief Executive Officer of Matrix Bancorp, Inc. (the "Registrant"), certify that:

          1. I have reviewed this annual report on Form 10-K of Matrix Bancorp, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

          4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                    a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;
                    b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
                    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's Board of Directors:

                    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
                    b. any fraud, whether of not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

          6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                 /s/ D. Mark Spencer
                                                 -------------------------------
                                                 D. Mark Spencer
                                                 President and Co-Chief
                                                 Executive Officer
                                                 (Principal Executive Officer)
                                                 March 14, 2003

                                  CERTIFICATION


I, Richard V. Schmitz, Co-Chief Executive Officer of Matrix Bancorp, Inc. (the "Registrant"), certify that:

          1. I have reviewed this annual report on Form 10-K of Matrix Bancorp, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

          4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                    a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;
                    b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
                    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's Board of Directors:

                    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
                    b. any fraud, whether of not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

          6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                               /s/ Richard V. Schmitz
                                               ---------------------------------
                                               Richard V. Schmitz
                                               Co-Chief Executive Officer
                                               March 14, 2003

                                INDEX TO EXHIBITS


3.1        >        Amended  and  Restated  Articles  of  Incorporation  of  the
                    Registrant
3.2        +        Bylaws, as amended, of the Registrant (3.2)
4.1        ++       Indenture  by and  among  the  Registrant  and  First  Trust
                    National Association,  as trustee, relating to 11.50% Senior
                    Notes due 2004 (4.1)
4.2        /////    First  Amendment to the  Indenture,  dated as of December 5,
                    2001, by and between the  Registrant  and U.S. Bank National
                    Association   (the   successor   to  First  Trust   National
                    Association),  as trustee,  relating to 11.50%  Senior Notes due 2004 (4.2)
4.3        +        Specimen  Certificate  for  Common  Stock of the  Registrant
                    (4.1)
4.4        + o      Amended and Restated 1996 Stock Option Plan (4.2)
4.5        ***o     Amendment  No. 1 to the 1996 Amended and  Restated  Employee
                    Stock Option Plan of the Registrant (4.1)
4.6        ***o     Amendment  No. 2 to the 1996 Amended and  Restated  Employee
                    Stock Option Plan of the Registrant (4.2)
4.7        // o     Employee Stock Purchase Plan, as amended (4.4)
4.8        ^        Indenture by and among the  Registrant and State Street Bank and Trust  Company,  as trustee,  relating to the 10% Junior
                    Subordinated Debentures due 2029 (4.7)
4.9        ^        Form of Junior Subordinated Debentures (4.8)
4.10       ^        Certificate of Trust of Matrix Bancorp Capital Trust I (4.9)
4.11       ^        Amended  and  Restated  Trust  Agreement  of Matrix  Bancorp
                    Capital Trust I (4.10)
4.12       ^        Preferred  Security  Certificate  for Matrix Bancorp Capital
                    Trust I (4.11)
4.13       ^        Preferred  Securities  Guarantee  Agreement  of the  Company
                    relating to the Preferred Securities (4.12)
4.14       ^        Agreement as to the Expenses and Liabilities (4.13)
4.15       ^^       Amended and Restated  Trust  Agreement,  dated May 11, 2001, between Matrix Bancorp,  Inc. and Matrix  Bancorp,  Inc., as
                    Trustee (4.2)
4.16       *        Indenture   between  the  Registrant  and  Wilmington  Trust
                    Company,  as debenture trustee,  dated as of March 28, 2001,
                    relating  to  the  10.18%  junior  subordinated   deferrable
                    interest debentures due June 8, 2031 (10.5)
4.17       *        Amended and Restated  Declaration of Trust of Matrix Bancorp
                    Capital Trust II, dated as of March 28, 2001 (10.6)
4.18       *        Common  Securities  Guarantee  Agreement of the  Registrant,
                    dated as of March 28, 2001 (10.7)
4.19       *        Capital  Securities  Guarantee  Agreement of the Registrant,
                    dated as of March 28, 2001 (10.8)
4.20       **       Indenture  between the  Registrant and The Bank of New York, as debenture trustee, dated as of July 16, 2001, relating to
                    the   10.25%   junior   subordinated   deferrable   interest
                    debentures due July 25, 2031 (10.3)
4.21       **       Amended and Restated  Declaration of Trust of Matrix Bancorp
                    Capital Trust III, dated as of July 16, 2001 (10.4)
4.22       **       Common Securities  Subscription Agreement of the Registrant,
                    dated as of July 16, 2001 (10.5)
4.23       **       Capital Securities Agreement of the Registrant,  dated as of
                    June 28, 2001 (10.6)
4.24       /////    Indenture   between  the  Registrant  and  Wilmington  Trust
                    Company, as trustee, dated as of November 28, 2001, relating to Floating Rate Junior  Subordinated  Debt  Securities  due
                    2031 (4.26)
4.25       /////    Amended and Restated  Declaration of Trust of Matrix Bancorp
                    Capital Trust IV, dated as of November 28, 2001 (4.27)
4.26       /////    Guarantee Agreement of the Registrant,  dated as of November
                    28, 2001 (4.28)
4.27       ******   Junior Indenture  between the Registrant and The Bank of New
                    York,  as trustee,  dated as of July 25,  2002,  relating to
                    Floating Rate Junior Subordinated Debt Securities,  due July
                    25, 2032 (4.1)
4.28       ******   Amended  and  Restated  Trust  Agreement  of Matrix  Bancorp
                    Capital Trust V, dated as of July 25, 2002 (4.2)
4.29       ******   Guarantee Agreement of Matrix Bancorp Capital Trust V, dated as of July 25, 2002 (4.3)
4.30       ++++     Rights  Agreement  dated as of  November  4,  2002,  between
                    Matrix Bancorp, Inc. and Computershare Trust Company, which includes the form of Articles of Amendment to State Terms of Series A Junior Participating Preferred Stock, $0.01 par value, the form of Right Certificate and the Summary of Rights (4.1)

4.31       ++++     Form of  Articles  of  Amendment  to State Terms of Series A
                    Junior Participating Preferred Stock (4.2)
10.1       +        Assignment  and Assumption  Agreement,  dated as of June 28,
                    1996, by and among Mariano C. DeCola,  William M. Howdon, R.
                    James Nicholson and Matrix Funding Corp. (10.30)
10.2       >        Amendment to Assignment and Assumption  Agreement,  dated as of August 13, 2002, by and among Mariano C. DeCola,  William
                    M. Howdon, R. James Nicholson and Matrix Funding Corp.
10.3       +        Development Management Agreement, dated as of June 28, 1996, by and among Fort Lupton,  L.L.C.  and Matrix  Funding Corp.
                    (10.31)
10.4       ///      Coyote Creek Planned Unit Development Agreement, dated as of
                    July 1, 1998,  by and among Fort Lupton,  L.L.C.  and Matrix
                    Funding Corp. (10.12)
10.5       +        Fort  Lupton  Golf  Course   Residential  and  Planned  Unit
                    Development Agreement, dated as of November 28, 1995 (10.36)
10.6       ???      Credit  Agreement,  dated as of September 29, 2000,  between
                    Matrix Financial Services Corporation, as borrower, and U.S.
                    Bank National Association, as agent, and certain lenders, as lenders (10.2)
10.7       *        First  Amendment to Credit  Agreement,  dated as of March 5,
                    2001, by and between Matrix Financial Services  Corporation, as borrower,  and U.S. Bank National Association,  as agent, and certain lenders, as lenders (10.1)
10.8       *        Second Amendment to Credit Agreement,  dated as of April 11,
                    2001, by and between Matrix Financial Services  Corporation, as borrower,  and U.S. Bank National Association,  as agent, and certain lenders, as lenders (10.2)
10.9       **       Third  Amendment to Credit  Agreement,  dated as of June 29,
                    2001, by and between Matrix Financial Services  Corporation, as borrower,  and U.S. Bank National Association,  as agent, and certain lenders, as lenders (10.1)
10.10      ***      Fourth Amendment to Credit Agreement,  dated as of September
                    28,  2001,  by  and  between   Matrix   Financial   Services
                    Corporation,   as   borrower,   and   U.S.   Bank   National
                    Association,  as agent,  and  certain  lenders,  as  lenders
                    (10.1)
10.11      /////    Fifth  Amendment to Credit  Agreement,  dated as of November
                    20,  2001,  by  and  between   Matrix   Financial   Services
                    Corporation,   as   borrower,   and   U.S.   Bank   National
                    Association,  as agent,  and  certain  lenders,  as  lenders
                    (10.11)
10.12      ****     Sixth Amendment to Credit  Agreement,  dated as of March 31,
                    2002, by and between Matrix Financial Services  Corporation, as borrower,  and U.S. Bank National Association,  as agent, and certain lenders, as lenders (10.1)
10.13      >        Seventh Amendment to Credit Agreement,  dated as of December
                    2,  2002,   by  and  between   Matrix   Financial   Services
                    Corporation,   as   borrower,   and   U.S.   Bank   National
                    Association, as agent, and certain lenders, as lenders
10.14      ???      Guaranty,   dated  as  of  September  29,  2000,   from  the
                    Registrant  to U.S.  Bank  National  Association,  as  agent
                    (10.3)
10.15      / o      Employment  Agreement,  dated as of February 4, 1997, by and between The Vintage Group, Inc. and Paul Skretny (10.38)
10.16      ++o      Amendment of Employment  Agreement  (dated as of February 4,
                    1997)  dated as of  February  4, 2000,  by and  between  The
                    Vintage Group, Inc. and Paul E. Skretny (10.32)
10.17      /////o   Amendment of Employment  Agreement  (dated as of February 4,
                    1997)  dated as of  February  4, 2002,  by and  between  The
                    Vintage Group, Inc. and Paul E. Skretny (10.15)
10.18      ////     Credit  Agreement,  dated as of December  27,  2000,  by and between  Registrant,  as borrower,  and U.S.  Bank  National
                    Association,  as agent,  and  certain  lenders,  as  lenders
                    (10.15)
10.19      *        First  Amendment to Credit  Agreement,  dated as of March 5,
                    2001, by and between Registrant,  as borrower, and U.S. Bank
                    National  Association,  as agent,  and certain  lenders,  as lenders (10.3)
10.20      **       Second Amendment to Credit  Agreement,  dated as of July 27,
                    2001, by and between Registrant,  as borrower, and U.S. Bank
                    National  Association,  as agent,  and certain  lenders,  as lenders (10.2)
10.21      /////    Third  Amendment to Credit  Agreement,  dated as of December
                    26, 2001, by and between Registrant,  as borrower,  and U.S.
                    Bank National Association, as agent, and certain lenders, as lenders (10.19)
10.22      ****     Fourth Amendment to Credit Agreement,  dated as of March 31,
                    2002, by and between Registrant,  as borrower, and U.S. Bank
                    National Association, as agent, and certain lenders, as lenders (10.2)

10.23      +        Agreement  and Plan of Merger,  dated as of March 25,  1998, among Fidelity National  Financial,  Inc., MCC Merger,  Inc.
                    and Matrix Capital Corporation (99.2)
10.24      ?        Merger   Termination   Agreement   between   Matrix  Capital
                    Corporation,  Fidelity  National  Financial,  Inc.,  and MCC
                    Merger Sub, Inc., dated August 28, 1998 (10.1)
10.25      ??o      Executive Employment Agreement,  dated as of April 20, 2000, by and between United Financial, Inc. and Carl G. de Rozario
                    (10.6)
10.26      ////     Lease dated as of September 1, 1999,  by and between  Matrix
                    Financial   Services   Corporation  and  Suncor  Development
                    Company (10.22)
10.27      ////     Lease with a  reference  date of 1999,  by and  between  the
                    Registrant  and the  Regents of the  University  of Colorado
                    (10.23)
10.28      /////    Lease  dated as of December  21, 2001 by and between  Matrix
                    Bancorp, Inc. and WXI/SEV Realty, LLC (10.1)
10.29      ////     First  Amendment to Lease,  dated as of July,  2000,  by and between the  Registrant and the Regents of the University of
                    Colorado,  amending the Lease with a reference  date of 1999 between the parties (10.24)
10.30      ////     Second Amendment to Lease, dated as of October, 2000, by and between the  Registrant and the Regents of the University of
                    Colorado,  amending the Lease with a reference  date of 1999 between the parties (10.25)
10.31      ////o    Matrix Bancorp, Inc. Executive Incentive Plan (10.27)
10.32      /////o   Matrix  Bancorp,  Inc.  (f/k/a Matrix  Capital  Corporation)
                    401(k) Profit Sharing Plan (10.29)
10.33      /////o   Amendment  No. 1,  effective  as of January 1, 1994,  to the
                    Registrant's 401(k) Profit Sharing Plan (10.30)
10.34      /////o   Amendment  No.  2,  effective  as of May  20,  1996,  to the
                    Registrant's 401(k) Profit Sharing Plan (10.31)
10.35      /////o   Amendment  No.  3,  effective  as of April 1,  1997,  to the
                    Registrant's 401(k) Profit Sharing Plan (10.32)
10.36      /////o   Amendment  No. 4,  effective as of December 30, 2001, to the
                    Registrant's 401(k) Profit Sharing Plan (10.33)
10.37      *****    Warehousing Credit and Security Agreement, dated as of March
                    29, 2002, by and between  Matrix Capital  Markets,  Inc., as borrower,  and  Residential  Funding  Corporation,  as agent
                    (10.1)
10.38      *****    First   Amendment   to   Warehousing   Credit  and  Security
                    Agreement,  dated as of May 24, 2002, by and between  Matrix
                    Capital Markets,  Inc., as borrower, and Residential Funding
                    Corporation, as agent (10.2)
10.39      +++o     Consulting  Agreement,  dated  as of  June 5,  2002,  by and between Guy A. Gibson and Matrix Bancorp, Inc. (10.1)
10.40      /////o   Promissory  Note, dated as of January 31, 2002, from D. Mark
                    Spencer, as maker, to the Registrant, as payee (10.28)
10.41      ****o    Employment Agreement of T. Allen McConnell, dated October 1,
                    1997 (10.3)
10.42      +++++    Purchase and Assumption Agreement,  dated as of February 28,
                    2003,  between Matrix  Financial  Services  Corporation,  as seller, and AmPro Mortgage Corporation, as purchaser (10.1)
12         >        Statement Re: Computations of Ratios
21         >        Subsidiaries of the Registrant
23.1       >        Consent of KPMG LLP
99.1       >        Certification  by D.  Mark  Spencer  pursuant  to 18  U.S.C.
                    Section  1350,  as adopted  pursuant  to Section  906 of the
                    Sarbanes-Oxley Act of 2002.
99.2       >        Certification  by Richard V.  Schmitz  pursuant to 18 U.S.C.
                    Section  1350,  as adopted  pursuant  to Section  906 of the
                    Sarbanes-Oxley Act of 2002.
99.3       >        Certification  by  David  W.  Kloos  pursuant  to 18  U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________
>   Filed herewith

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

///// Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 2001, filed by the Registrant with the Commission.

+ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's report on Form 8-K, filed by the Registrant with the Commission on April 8, 1998.

++ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's report on Form 8-K filed by the Registrant with the Commission on June 30, 2000.

+++ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's report on Form 8-K filed by the Registrant with the Commission on June 6, 2002.

++++Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's report on Form 8-K filed by the Registrant with the Commission on November 6, 2002.

+++++ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's report on Form 8-K filed by the Registrant with the Commission on March 4, 2003.

? Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1998, filed by the Registrant with the Commission.

?? Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2000, filed by the Registrant with the Commission.

??? Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2000, filed by the Registrant with the Commission.

* Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed by the Registrant with the Commission.

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

****Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2002, filed by the Registrant with the Commission.

***** Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed by the Registrant with the Commission.

****** Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed by the Registrant with the Commission.

^ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's registration statement on Form S-1 (No. 333-79731), filed by the Registrant with the Commission on June 1, 1999.

^^ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's registration statement on Form S-8 (No. 333-75000), filed by the Registrant with the Commission on December 12, 2001.

o Management contract or compensatory plan or arrangement.

                          INDEX TO FINANCIAL STATEMENTS



Consolidated Financial Statements of Matrix Bancorp, Inc. and Subsidiaries


Independent Auditors' Report, December 31, 2002 and 2001..............................................F-2

Report of Independent Auditors, December 31, 2000.....................................................F-3

Consolidated Balance Sheets--December 31, 2002 and 2001...............................................F-4

Consolidated Statements of Operations--for the years ended
December 31, 2002, 2001 and 2000......................................................................F-5

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
for the years ended December 31, 2002, 2001 and 2000..................................................F-7

Consolidated Statements of Cash Flows--for the years ended
December 31, 2002, 2001 and 2000......................................................................F-8

Notes to Consolidated Financial Statements............................................................F-10


                          Independent Auditors' Report


The Board of Directors and Shareholders of Matrix Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Matrix Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matrix Bancorp, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities and in 2002 changed its method of accounting for goodwill and other intangible assets.


KPMG LLP

Denver, Colorado
February 10, 2003

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders of Matrix Bancorp, Inc.

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Matrix Bancorp, Inc. and subsidiaries (the Company) for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Matrix Bancorp, Inc. and subsidiaries and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


Ernst & Young LLP

Phoenix, Arizona
February 23, 2001

                      Matrix Bancorp, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                                                  December 31,
                                                                             2002              2001
                                                                       ------------------------------------

Assets
Cash and cash equivalents                                                  $    58,725   $        52,506
Interest-earning deposits and federal funds sold                                 3,687            31,959
Securities available for sale                                                   29,073             6,963
Loans held for sale, net                                                     1,107,926         1,149,539
Loans held for investment, net                                                 285,891           191,161
Mortgage servicing rights, net                                                  63,200            78,712
Other receivables                                                               54,811            76,894
Federal Home Loan Bank stock, at cost                                           30,379            18,181
Foreclosed real estate                                                           8,343             8,355
Premises and equipment, net                                                     27,705            13,631
Other assets, net                                                               31,857            19,039
                                                                       ------------------------------------
Total assets                                                              $  1,701,597   $     1,646,940
                                                                       ====================================

Liabilities and shareholders' equity
Liabilities:
   Deposits                                                               $    933,957   $       866,235
   Custodial escrow balances                                                   151,790           129,665
   Draft Payable                                                                 7,097            28,875
   Payable for purchase of mortgage servicing rights                               782             4,738
   Federal Home Loan Bank borrowings                                           385,785           303,361
   Borrowed money                                                               61,403           162,532
   Guaranteed preferred beneficial interests                                    64,500            59,500
   Other liabilities                                                            22,575             8,501
   Income taxes payable and deferred income tax liability                        6,772            12,221
                                                                       ------------------------------------
Total liabilities                                                            1,634,661         1,575,628
                                                                       ------------------------------------

Commitments and contingencies (Note 15)

Shareholders' equity:
   Preferred stock, par value $.0001; authorized
     5,000,000 shares; no shares outstanding                                          -                -
   Common stock, par value $.0001; authorized 50,000,000 shares;
     issued and outstanding 6,489,543 and 6,518,604 shares at
     December 31, 2002 and 2001, respectively                                         1                1
   Additional paid-in capital                                                    20,375           20,800
   Retained earnings                                                             46,534           50,486
   Accumulated other comprehensive income                                            26               25
                                                                       ------------------------------------
Total shareholders' equity                                                       66,936           71,312
                                                                       ------------------------------------
Total liabilities and shareholders' equity                                $   1,701,597     $  1,646,940
                                                                       ====================================

See accompanying notes to consolidated financial statements.

                      Matrix Bancorp, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                (Dollars in thousands, except share information)

                                                                   Years Ended December 31,
                                                            2002             2001              2000
                                                     ------------------------------------------------------

Interest income:
   Loans and securities                              $         89,205  $        103,393   $       93,965
   Interest-earning deposits                                    1,272             2,004            3,421
                                                     ------------------------------------------------------
Total interest income                                          90,477           105,397           97,386

Interest expense:
   Savings and time deposits                                   17,242            29,652           22,603
   Demand and money market deposits                             4,254             5,220            3,672
   Federal Home Loan Bank borrowings                            9,478            16,071           27,242
   Borrowed money and guaranteed preferred
     beneficial interests                                      10,304            13,944           14,084
                                                     ------------------------------------------------------
Total interest expense                                         41,278            64,887           67,601
                                                     ------------------------------------------------------
Net interest income before provision for loan and
   valuation losses                                            49,199            40,510           29,785
Provision for loan and valuation losses                         2,821             2,980            4,235
                                                     ------------------------------------------------------
Net interest income after provision for loan and
   valuation losses                                            46,378            37,530           25,550

Noninterest income:
   Loan administration                                         32,243            30,113           23,850
   Brokerage                                                    8,105             4,815            8,119
   Trust services                                               5,345             4,036            4,923
   Real estate disposition services                             4,153             2,572            3,677
   Gain on sale of loans and securities                           521             1,475              982
   Gain on sale of mortgage servicing rights, net                 675               167            2,634
   Loan origination                                            35,829            35,293            7,587
   School services                                              4,616             5,427            4,240
   Other                                                        5,923             7,618            2,780
                                                     ------------------------------------------------------
Total noninterest income                                       97,410            91,516           58,792

Noninterest expense:
   Compensation and employee benefits                          59,484            52,573           34,245
   Amortization of mortgage servicing rights                   24,176            21,862            9,851
   Occupancy and equipment                                      7,862             6,525            4,785
   Postage and communication                                    4,580             4,063            2,812
   Professional fees                                            3,175             2,883            4,687
   Data processing                                              3,140             2,907            2,413
   Impairment on mortgage servicing rights                     14,219               181                -
   Other general and administrative                            35,421            24,905           19,048
                                                     ------------------------------------------------------
Total noninterest expense                                     152,057           115,899           77,841
                                                     ------------------------------------------------------
(Loss) income before income taxes                              (8,269)           13,147            6,501
Income tax (benefit) expense                                   (4,317)            4,275            2,243
                                                     ------------------------------------------------------

                      Matrix Bancorp, Inc. and Subsidiaries

                (Dollars in thousands, except share information)


                                                                   Years Ended December 31,
                                                            2002             2001              2000
                                                     -----------------------------------------------------

(Loss) income before cumulative effect of a
   change in accounting principle                       (3,952)            8,872            4,258
Less cumulative effect of a change in accounting
   principle, net of tax benefit of $190                    -                360               -
                                                     ======================================================
Net (loss) income                                    $  (3,952)       $    8,512       $    4,258
                                                     ======================================================

Basic net (loss) income per share before change in
   accounting principle                              $   (0.61)       $     1.36       $     0.63

Less cumulative effect of a change in accounting
   principle                                                -               0.05               -
                                                     ------------------------------------------------------
Net (loss) income per share-basic                    $   (0.61)       $     1.31       $     0.63
                                                     ======================================================
Net (loss) income per share assuming dilution before
   change in accounting principle                        (0.61)             1.35             0.63
Less cumulative effect of a change in accounting
   principle                                                       -        0.05                -
                                                     ------------------------------------------------------
Net (loss) income per share - assuming dilution      $  (0.61)        $     1.30       $     0.63
                                                     ======================================================
Weighted average shares - basic                       6,462,272        6,495,583        6,713,251
                                                     ======================================================
Weighted average shares - assuming dilution           6,462,272        6,560,454        6,748,857
                                                     ======================================================

See accompanying notes to consolidated financial statements.

                      Matrix Bancorp, Inc. and Subsidiaries
 Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
                             (Dollars in thousands)


                                                                                             Accumulated
                                                            Additional                          Other
                                         Common Stock       Paid-In     Treasury   Retained  Comprehensive            Comprehensive
                                     ---------------------
                                       Shares    Amount     Capital      Shares    Earnings       Income      Total    Income (loss)
                                     -----------------------------------------------------------------------------------------------


Balance at December 31, 1999          6,759,241  $    1     $  22,780   $     -    $   37,716    $   -      $ 60,497
   Shares repurchased                 (237,000)       -             -    (1,775)            -        -       (1,775)
   Issuance of stock related to
     employee stock purchase
     plan and options                    36,663       -           224         -             -        -           224
   Comprehensive income:
      Net income                              -       -             -         -         4,258        -         4,258    $    4,258
      Net unrealized holding gains            -       -             -         -                    819           819           819
                                                                                                                      --------------
   Comprehensive income                                                                                                 $    5,077
                                     ---------------------------------------------------------------------------------==============
Balance at December 31, 2000          6,558,904       1        23,004    (1,775)       41,974      819        64,023
                                     -----------------------------------------------------------------------------------------------
   Shares repurchased                  (86,500)       -         (746)         -             -        -         (746)
   Shares retired (323,500 shares)            -       -       (1,775)      1,775            -        -            -
   Issuance of stock related to
     employee stock purchase
     plan and options                    46,200       -           317         -             -        -          317
   Comprehensive income:
     Net income                               -       -             -         -         8,512        -        8,512     $    8,512
     Net unrealized holding losses            -       -             -         -             -     (794)       (794)          (794)
                                                                                                                      --------------
   Comprehensive income                                                                                                 $    7,718
                                     ---------------------------------------------------------------------------------==============
Balance at December 31, 2001          6,518,604   $   1     $  20,800         -    $   50,486   $   25     $ 71,312
                                     -----------------------------------------------------------------------------------------------
Shares repurchased                     (66,060)       -             -     (726)             -        -        (726)
Shares retired (389,560 shares)               -       -         (726)       726             -        -            -
Issuance of stock related to
employee stock purchase                  36,999       -           301         -             -        -          301
    plan and options
Comprehensive (loss):
       Net loss                               -       -             -         -       (3,952)        -      (3,952)     $  (3,952)
       Net unrealized holding gains(1)        -       -             -         -             -                                    1
                                                                                                                      --------------
Comprehensive (loss)                                                                                 1            1     $  (3,951)
                                     ---------------------------------------------------------------------------------==============
Balance at December 31, 2002          6,489,543   $   1      $ 20,375  $      -    $   46,534   $   26     $ 66,936
                                     ===============================================================================================

(1) Disclosure of reclassification amount
    Unrealized holding gain arising during the year ended
    December 31, 2002                                                                                                   $       1
   Less: reclassification adjustment of gains included in net income
   (loss)                                                                                                                       -
                                                                                                                       -------------
   Net unrealized holding gain on securities                                                                            $       1
                                                                                                                       =============

See accompanying notes to consolidated financial statements.

                      Matrix Bancorp, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)

                                                                        Years Ended December 31,
                                                                  2002            2001            2000
                                                             ------------------------------------------------

Operating activities
Net (loss) income                                             $      (3,952) $       8,512   $      4,258
Adjustments to reconcile net (loss) income to
   net cash  used in  operating activities:
     Depreciation and amortization                                    4,756          3,116           2,583
     Provision for loan and valuation losses                          2,821          2,980           4,235
     Amortization of mortgage servicing rights                       24,176         21,862           9,851
     Impairment of mortgage servicing rights                         14,219            181               -
     Unrealized gain on securities                                        -              -             819
     Gain on sale of loans and securities                              (521)        (1,475)           (982)
     Gain on sale of mortgage servicing rights                         (675)          (167)         (2,634)
     Gain on sale of building and equipment                              17         (3,425)         (1,159)
     Gain on sale of foreclosed real estate                            (284)           (16)             14
Changes in assets and liabilities:
     Loans originated for sale, net of loans sold                    28,194       (377,628)       (130,895)
     Loans purchased for sale                                    (1,127,632)       (97,486)       (204,922)
     Proceeds from sale of loans purchased for sale                 791,732         76,074         108,466
     (Increase) decrease in securities available for sale           (22,110)        59,586               -
     Originated mortgage servicing rights, net                      (34,511)       (30,266)            (16)
     Decrease (increase) in other receivables and other
       assets                                                        10,608        (19,844)        (11,698)
     (Decrease) increase in payable for purchase of mortgage
       servicing rights                                              (3,956)        (7,791)          9,503
     Increase in other liabilities, income tax payable and
       deferred income taxes liability                                8,625          3,672           3,142
                                                             ------------------------------------------------
Net cash used in operating activities                              (308,493)      (362,115)       (209,435)

Investing activities
Loans originated and purchased for investment                      (253,672)      (159,619)       (202,300)
Principal repayments on loans                                       476,174        345,031         353,713
(Purchase) redemption of Federal Home Loan Bank stock
                                                                    (12,198)         9,633          (5,400)
Purchases of premises and equipment                                 (17,614)       (14,415)         (7,089)
Hedging of servicing portfolio, net                                       -              -              95
Acquisition of mortgage servicing rights                                  -           (530)        (31,883)
Proceeds from the sale of building and equipment                         45         14,601           3,664
Proceeds from sale of foreclosed real estate                          8,306          1,521           2,458
Proceeds from sale of mortgage servicing rights                       9,682          1,600           3,537
                                                             ------------------------------------------------
Net cash provided by investing activities                           210,723        197,822         116,795


                      Matrix Bancorp, Inc. and Subsidiaries

                             (Dollars in thousands)


                                                                      Years Ended December 31,
                                                                2002            2001            2000
                                                          -------------------------------------------------
Financing activities
Net increase in deposits                                    $     67,722    $   263,566     $     40,475
Net increase (decrease) in custodial escrow balances              22,125          52,018         (16,559)
(Decrease) increase in revolving lines and repurchase
   agreements, net                                               (18,663)       (138,946)        125,743
Payments of notes payable                                         (1,981)        (13,298)        (31,169)
Proceeds from notes payable                                        2,000           1,786           2,325
Payment of financing arrangements                                    (61)            (86)            (63)
Proceeds from issuance of guaranteed preferred beneficial
   interests                                                       5,000          30,977               -
Treasury shares repurchased                                         (726)           (746)         (1,775)
Proceeds from issuance of common stock related to
   employee stock purchase plan and options                          301             317             224
                                                          -------------------------------------------------
Net cash provided by financing activities                         75,717         195,588         119,201
                                                          -------------------------------------------------
(Decrease) increase in cash and cash equivalents                 (22,053)         31,295          26,561
Cash and cash equivalents at beginning of the year                84,465          53,170          26,609
                                                          -------------------------------------------------
Cash and cash equivalents at end of the year                $     62,412    $     84,465    $     53,170
                                                          =================================================

Supplemental disclosure of noncash activity
Loans transferred to foreclosed real estate                 $       8,010   $     7,214     $      4,318
                                                          =================================================


Supplemental disclosure of cash flow information
Cash paid for interest                                      $     45,050    $     62,520    $     68,298
                                                          =================================================
Cash (received) paid for income taxes                       $      (4,074)  $       4,557   $      1,592
                                                          =================================================



See accompanying notes to consolidated financial statements.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

1. Organization

Matrix Bancorp, Inc. (the Company) is a unitary thrift holding company that, through its subsidiaries, is a diversified financial services company headquartered in Denver, Colorado. The Company's operations are conducted primarily through Matrix Capital Bank (Matrix Bank), Matrix Financial Services Corporation (Matrix Financial), Matrix Capital Markets, Inc. (Matrix Capital), Matrix Asset Management Corporation (Matrix Asset Management), ABS School Services, L.L.C. (ABS), Sterling Trust Company (Sterling) and First Matrix Investment Services Corp. (First Matrix), all of which are wholly owned subsidiaries of the Company.

Matrix Bank, a federally chartered savings and loan association, serves its local communities of Las Cruces, New Mexico, and Phoenix, Arizona, by providing personal and business depository services, offering residential loans and providing, on a limited basis, commercial real estate, multi-family and consumer loans. During 2002, Matrix Bank completed the relocation of its domicile from Las Cruces to Denver, Colorado and now offers all existing banking services in the Denver market.

The Company's mortgage banking business is primarily conducted through Matrix Financial, and was established with the primary objective of originating, acquiring and servicing residential mortgage loans. Matrix Financial originates residential loans primarily through its wholesale loan origination offices in Atlanta, Dallas, Denver, Houston, Jacksonville, Phoenix, Santa Ana and St. Louis. Servicing mortgage loans involves the contractual right to receive a fee for processing and administering mortgage loan payments.

Matrix Capital Markets provides brokerage and consulting services to financial institutions and financial services companies in the mortgage banking industry, primarily related to the brokerage and analysis of residential mortgage loan servicing rights and residential mortgage loans, corporate and mortgage loan servicing portfolio valuations and, to a lesser extent, consultation and brokerage services in connection with mergers and acquisitions of mortgage banking entities.

Matrix Asset Management provides real estate management and disposition services on foreclosed properties owned by financial service companies and financial institutions.

ABS provides outsourced business services and financing primarily to charter schools.

Sterling is a non-bank trust company specializing in the administration of self-directed individual retirement accounts, qualified business retirement plans and personal custodial accounts, as well as corporate escrow and paying agent services.

First Matrix is registered with the National Association of Securities Dealers as a fully disclosed broker-dealer. First Matrix is headquartered in Denver, Colorado and has branch offices in Fort Worth, Texas and Memphis, Tennessee. First Matrix offers a wide range of investment options for both individual and institutional investors, long term investing and retirement planning, and the acquisition, brokering and sale of Small Business Administration (SBA) loan pools.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America. The following is a description of the more significant policies that the Company follows in preparing and presenting its consolidated financial statements.

2. Significant Accounting Policies

Basis of Presentation

The accompanying  consolidated  financial statements include the accounts of the
Company  and  its  wholly  owned   subsidiaries.   Inter-company   accounts  and
transactions have been eliminated in consolidation.

Critical Accounting Policies and Estimates

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

The Company believes the allowance for loan and valuation losses is a critical accounting policy that requires the most significant judgments, assumptions and estimates used in preparation of its consolidated financial statements. See further detail in this Note for a detailed description of the Company's process and methodology related to the allowance for loan and valuation losses. The Company also considers the valuation of mortgage servicing rights to be a critical accounting policy that requires judgments, assumptions and estimates concerning impairment of their value in certain interest rate environments. See further detail in this Note for a detailed discussion concerning the use of estimates in the valuation of mortgage servicing rights. The Company also considers the judgments and assumptions concerning litigation as a critical accounting policy. The Company has been notified that we are a defendant in a number of legal proceedings, as discussed in detail in Note 15. Most of these cases involve ordinary and routine claims incidental to our business. Based on management's analysis, no accrual for loss has been made as of December 31, 2002 for any such cases. With respect to all pending litigation matters, our ultimate legal responsibility, if any, cannot be estimated with certainty. Based on the

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


ultimate outcome of such proceedings, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to such proceedings.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the consolidated financial statements, and disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. See discussion above regarding estimates used in critical accounting policy areas.

Certain   reclassifications  have  been  made  to  prior  periods'  consolidated
financial   statements   and  related   notes  to  conform   with  current  year
presentation.

Derivative Instruments and Hedging Activities

The Company, through its subsidiary Matrix Financial, enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

Under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities", as amended, all derivative instruments are required to be carried at fair value on the balance sheet. The Company adopted SFAS 133 on January 1, 2001. The adoption of SFAS 133 resulted in a pre-tax transition loss of $550,000, or $360,000 after tax which was recorded as a cumulative effect of a change in accounting principle for the year ended December 31, 2001. SFAS 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges under SFAS 133. Fair value hedges are accounted for by recording the fair value of the derivative instrument and the fair value related to the risk being hedged of the hedged asset or liability on the consolidated balance sheets with corresponding offsets recorded in the consolidated statements of operations. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as a freestanding asset or liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to loan origination income recorded on the hedged asset or liability.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Under fair value hedges, derivative gains and losses not effective in hedging the change in fair value are recognized immediately in the consolidated statements of operations. At the hedge's inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values of the derivative instruments have been highly effective in offsetting changes in the fair values of the hedged items and whether they are expected to be highly effective in the future.

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

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company continues to carry the derivative on the consolidated balance sheets at its fair value, and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company continues to carry the derivative on the consolidated balance sheets at its fair value, removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the consolidated balance sheets and recognizes any gain or loss in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the consolidated balance sheets, and recognizes any changes in its fair value in operations.

SFAS 133 requires the Company to record its best effort and mandatory commitments associated with its mortgage loan origination activities on the consolidated balance sheets. In order to hedge against the changes in the fair value of mortgage loans, the Company enters into best effort and mandatory commitments to deliver mortgage loans, which locks the price at which the loan will be sold into the secondary market. These derivatives are recorded on the consolidated balance sheets and qualify for hedge accounting, as the commitments are highly effective in offsetting changes in fair values of the hedged items. The ineffective portion of a hedge, which typically represents the amount by which the derivatives exceed or is less than the hedged items, is reported in the consolidated statements of operations.

Securities Available for Sale

Securities available for sale include mortgage-backed securities and SBA securities. Securities available for sale are carried at estimated fair values with the net unrealized gains or losses reported in accumulated other comprehensive income, which is included as a separate component in shareholders' equity. The Company records its securities portfolio at estimated fair value at

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


the end of each quarter based on public market quotes. At disposition, the realized gain or loss is included in operations on a specific identification basis.

Loans Held for Sale

Loans originated or purchased with the intent for sale in the secondary market are carried at the lower of aggregate cost, net of discounts or premiums and a valuation allowance, or estimated fair market value. Estimated fair market value is determined using forward commitments to sell loans or mortgage-backed securities to permanent investors, or current market rates for loans of similar quality and type. Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations. SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," requires discounts or premiums on loans held for sale be deferred until the related loan is sold. However, the Company accretes discounts and amortizes premiums related to repayment of loan principal, which is included in interest income. The loans are primarily secured by 1- to 4-family residential real estate located throughout the United States.

Loans  are  considered  sold  when  the  Company  surrenders  control  over  the transferred assets to the purchaser, with standard representations and warranties. At such time, the loan is removed from the loan portfolio and a gain or loss is recorded on the sale. Gains and losses on loan sales are determined based on the difference between the allocated cost basis of the assets sold and the proceeds, which includes the estimated fair value of any assets or liabilities that are newly created as a result of the transaction. Losses related to recourse provisions are accrued as a liability at the time such additional losses are determined, and recorded as part of noninterest expense. Losses related to asset quality are recorded against the allowance for loan and valuation losses at the time the loss is probable and quantifiable.

Loans Held for Investment

Loans held for investment are stated at unpaid principal balances, net of unearned discounts and premiums, deferred loan fees, and allowance for loan losses. The loans are residential mortgage loans, commercial loans, multi-family, SBA loans and school financing loans, and are primarily secured by real estate.

Allowance for Loan Losses

The allowance for loan losses is calculated, in part, based on historical loss experience. In addition, management takes into consideration other factors such as the size and current risk characteristics of the loan portfolio, any qualitative evaluations of individual classified assets, geographic portfolio concentrations, new products or markets, regulatory guidance, evaluations of the changes in the historical loss experience component, and projections of this component into the current and future periods based on current knowledge and conditions. The loss factors are applied to the outstanding principal balance of loans in their respective categories, plus additional loan review is performed

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


on all significant commercial and school finance loans. After an allowance has been established for the loan portfolio, from the factors described above, management evaluates other factors such as trends in loans in foreclosure, loans in bankruptcy and other relevant factors, and establishes a valuation allowance that cannot be associated with a specific loan or loan portfolio. The Company evaluates its residential loans collectively due to their homogeneous nature. These factors include general economic conditions, recognition of specific regional geographic concerns, loan type and trends in portfolio growth. Loan losses are charged against the allowance when the probability of collection is considered remote. In the opinion of management, the allowance is adequate to absorb the inherent losses in the current loan portfolio.

The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan and the recorded investment in the loan exceeds its fair value. Estimated fair value is measured using either the present value of expected future cash flows discounted using loan rate, market price of the loan or fair value of the collateral, if collateral dependent. All loans considered impaired are included in nonperforming loans. The Company evaluates its residential loans collectively due to their homogeneous nature. Accordingly, potential impaired loans of the Company include only commercial loans, real estate construction loans, commercial real estate mortgage loans, larger multi-family loans and school financing loans classified as nonperforming loans. Impairment allowances are considered by the Company in determining the overall adequacy of the allowance for loan losses.

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

Mortgage Servicing Rights

The Company recognizes mortgage servicing rights (MSRs) as an asset separate from the underlying originated mortgage loan at the time of sale. Upon sale of a loan, the Company measures retained MSRs by allocating the previous carrying amount of the originated mortgage loan between the loan and the servicing right based on their relative estimated fair values. Purchased MSRs are initially measured at cost. MSRs are carried at the lower of cost (allocated cost for originated MSRs), less accumulated amortization, or estimated fair value. MSRs are amortized in proportion to and over the period of the estimated future net servicing income.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


The estimated fair value of MSRs is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its MSRs by product type, interest rate and investor to reflect the predominant risk characteristics. To determine the estimated fair value of MSRs, the Company uses a valuation model that calculates the present value of future cash flows. In using this valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, including incremental interest cost of servicer advances, foreclosure expenses and losses, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. For purposes of performing an impairment analysis on MSRs, the Company estimates fair value using the following primary assumptions: prepayment speeds ranging from 180 PSA (Public Securities Association prepayment speed measurement) to 1,033 PSA; discount rates ranging from 9.00% to 21.50%; and default rates ranging from 0% to 100%. The Company records a valuation allowance where the estimated fair value is below the carrying amount of individual stratifications, even though the overall fair value of the servicing assets may exceed amortized cost. As of December 31, 2002 and 2001, a valuation allowance of $14,400,000 and $181,000, respectively, was required, and the fair value of the aggregate MSRs was approximately $63,200,000 and $81,900,000, respectively.

Gain on sale of MSRs is recorded when title to MSRs and the risks and rewards inherent in owning the MSRs have been transferred to the buyer.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated lives of the assets, which range from 2 to 7 years for software, office furniture and equipment and 30 years for buildings.

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

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loan Administration Income

Loan administration income represents service fees and other income earned from servicing loans for various investors, as well as gains from the sale of loans bought out of our Ginnie Mae servicing portfolio and subsequently sold. Loan administration income includes service fees that are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Service fees on loans and all other income is recognized when the related payments are received.

Brokerage Income

Brokerage income represents fees earned related to third party servicing brokerage and consulting services performed pertaining to mortgage servicing rights, as well as brokerage income from whole loan activities, retail and fixed income activities and SBA trading fees. Brokerage income is recognized when services are performed.

Trust Services Income

Trust services income represents fees earned related to services provided for self-directed individual retirement accounts, qualified benefit plans and escrow arrangements. Trust services income is recognized over the contract period in proportion to when the services are performed.

Real Estate Disposition Services Income

Real estate disposition services income represents fees earned related to real estate management and disposition services provided to others. Real estate disposition services income is recognized when services are performed.

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

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


School Services Income

School services income represents fees earned related to outsourced business and consulting services provided to schools. School services income is recognized when services are performed.

Stock-Based Compensation

See    discussion    of   SFAS   No.   148,    "Accounting    for    Stock-Based
Compensation--Transition and Disclosure," under this Note, Impact of Recently Issued Accounting Standards.

At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 14. We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS 123, "Accounting for Stock-Based Compensation" established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plan. As allowed by SFAS 123, we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS 123. Accordingly, we do not recognize compensation expense for our stock-based plan, as we do not issue options at exercise prices below the market value at the date of the grant. Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net (loss) income and (loss) income per share would have been reduced to the pro forma amounts indicated below:

                                                                    Year ended December 31,
                                                            2002             2001              2000
                                                     ------------------------------------------------------
                                                         (Dollars in thousands except per share data)

Net (loss) income:
   As reported                                        $        (3,952)   $        8,512      $      4,258
   Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for awards, net of related tax effects                        (358)            (307)             (278)
                                                     ------------------------------------------------------
   Pro forma                                          $        (4,310)   $        8,205      $      3,980
                                                     ======================================================
(Loss) Income per share:
   Basic, as reported                                 $         (0.61)   $         1.31      $       0.63
                                                     ======================================================
   Basic, pro forma                                   $         (0.67)   $         1.26      $       0.59
                                                     ======================================================
   Diluted, as reported                               $         (0.61)   $         1.30      $       0.63
                                                     ======================================================
   Diluted, pro forma                                 $         (0.67)   $         1.25      $       0.59
                                                     ======================================================

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Cash and Cash Equivalents

Cash equivalents, for purposes of the consolidated statements of cash flows, consist of nonrestricted cash, federal funds sold and interest-earning deposits with banks with original maturities, when purchased, of three months or less.

Net (Loss) Income Per Common Share

Basic (loss) income per common share (EPS) is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Net income per common share assuming dilution is computed by dividing net income by the weighted average number of common shares outstanding for the year and the effect of potentially dilutive securities such as stock options and warrants outstanding for the year. Due to the net loss in 2002, the potentially dilutive securities have not been used in the calculation of diluted loss per share for the year ended December 31, 2002.

Restructuring Charges and Gain on Sale of Building

During the second quarter of 2001, the Company announced a plan to relocate the domicile of Matrix Bank to Denver, Colorado from Las Cruces, New Mexico. Associated with this relocation, the Company accrued expenses of approximately $984,000 in 2001 primarily for severance and contract benefits to be paid to certain of Matrix Bank's employees, mainly consisting of back office, accounting and human resources personnel. Additionally, the accrued liability included the payout of the contract Matrix Bank had with its prior president and chief executive officer. As of December 31, 2002, approximately $233,000 of the liability remains which management believes payment is probable through May 2004. The expense was charged to other general and administrative expense on the consolidated statement of operations in 2001. The relocation was completed in the second quarter of 2002 with the opening of Matrix Bank operations in downtown Denver in the Matrix Financial Center, a building acquired by an operating subsidiary of Matrix Bank, which purchase was completed in June 2002. Matrix Financial Center was acquired to replace the original building purchased by Matrix Bank for approximately $11.5 million in June 2001. Subsequent to that acquisition, Matrix Bank was notified of the intent of the City and County of Denver to condemn the building in connection with its planned expansion of the Denver Convention Center. In October 2001, the condemnation proceedings were held. The City and County of Denver was granted possession of the building in consideration of a payment totaling approximately $14.9 million. The sale resulted in a $3.4 million pre-tax gain on sale of assets recorded in the consolidated financial statements for the year ended December 31, 2001.

Associated with the purchase of Matrix Financial Center, Matrix Bancorp and certain subsidiaries with various leased office space throughout the Denver metropolitan area have or will be moving their offices into Matrix Financial Center. Associated with this move, the Company recorded a pre-tax charge of $700,000 in other general and administrative expenses during June 2002. The charge represents the excess of costs to be incurred on original leased space in

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


excess of expected revenues on subleasing of the space or terminating original lease commitments. Moving expenses associated with the relocation are included in other general and administrative expenses for the year ended December 31, 2002. Final relocations are anticipated to be completed in the second quarter of 2003.

Investment in Joint Venture

The Company has a 45%-owned investment in Matrix Settlement & Clearance Services, L.L.C. (MSCS), and in MSCS' wholly owned subsidiary, MSCS Financial Services, L.L.C., which is accounted for using the equity method. This investment was classified in other assets, and had a carrying value of $802,000 and $589,000 as of December 31, 2002 and 2001, respectively. For the years ended December 31, 2002, 2001 and 2000, the Company recorded income (losses) of $213,000, $(175,000) and $(478,000), respectively, in other income related to MSCS consolidated operations.

As of December 31, 2002 and 2001, MSCS had total assets of $3,362,000 and $1,626,000; total liabilities of $1,709,000 and $499,000; and equity of $1,653,000 and $1,127,000, respectively. For the years ended December 31, 2002, 2001 and 2000, MSCS had revenues of $7,714,000, $3,517,000 and $1,470,000; and
pre-tax income (loss) of $475,000, $(388,000) and $(955,000), respectively.

Fair Value of Financial Instruments

The Company determines the fair value of financial instruments as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The amounts disclosed represent the Company's best estimate of fair value of financial instruments required to be disclosed under the Statement. The Company also has disclosed the methods and significant assumptions used to estimate the fair value of its financial instruments.

Impact of Recently Issued Accounting Standards

In November 2002, the Financial Accountings Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an special purpose entity, and guarantees of a company's own performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 15. The Company does not expect the requirements of FIN 45 to have a material impact on the consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires certain additional disclosure with respect to these entities. The provisions of FIN 46 are immediately applicable to variable interest entities created after January 31, 2003 and for entities that existed prior to February 1, 2003. The Company does not expect the requirements of FIN 46 to have a material impact on the consolidated financial statements. The disclosure requirements, as applicable, are included in our consolidated financial statements and notes hereto.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," that supersedes APB Opinion No. 17. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are to be reviewed at least annually for impairment, under impairment guidelines established in the statement. SFAS 142 also changes the amortization methodology in intangible assets that are deemed to have finite lives and adds to required disclosures regarding goodwill and intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002 and its unamortized balance of goodwill as of that date was $1,004,000. Beginning in 2002, the Company ceased its amortization of goodwill. Goodwill amortization for 2001 and 2000 was less than $100,000, respectively. During the second quarter of 2002, under guidelines contained in the statement, management performed an analysis concerning potential impairment of the goodwill carried at ABS School Services, and determined that no impairment existed. This analysis was based on the fact that ABS School Services was engaged in an effort to increase the client base and fee income on a national basis and believed it would be successful. During the fourth quarter of 2002, it was determined that the efforts were ultimately not successful in that ABS School Services was not able to attract the amount of new contracts it had targeted for the new school year. As such, the impairment analysis on the goodwill at ABS School Services was re-performed in the fourth quarter of 2002, and it was determined that an

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


impairment of goodwill was present, and the entire goodwill balance of $1,004,000 was written-off in the fourth quarter of 2002. After this charge, the consolidated goodwill balance at December 31, 2002 was $0.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The adoption of SFAS 146 on January 1, 2003 did not have a material impact on the consolidated financial statements.

In  October  2002,  the FASB  issued  SFAS No.  147,  "Acquisitions  of  Certain
Financial Institutions, an amendment to SFAS No. 72, SFAS No. 144 and FASB Interpretation No. 9." In accordance with SFAS 147, the acquisition of all or part of a financial institution that meets the definition of a business combination will be accounted for by the purchase method in accordance with SFAS
141. In addition, SFAS 147 provides that long-term customer-relationship intangible assets, except for servicing assets, recognized in the acquisition of a financial institution, should be evaluated for impairment by the provisions of SFAS 144. The effective date of SFAS 147 is for acquisitions on or after October 1, 2002. The adoption of SFAS 147 on October 1, 2002 did not have a material impact on the consolidated financial statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This amendment to FASB Statement No. 123 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for financial statements of interim or annual periods after December 15, 2002. The Company does not intend to change to the fair value method of accounting. The required disclosures are included in the Stock-Based Compensation section of this note.

3. Subsequent Event  - Sale of Wholesale Production Platform

On February 28, 2003, Matrix Capital Bank and Matrix Financial Services Corporation entered into a Purchase and Assumption Agreement (Purchase Agreement) to sell substantially all of Matrix Financial's assets associated with its wholesale mortgage origination platform (Platform). The purchaser (Buyer) is a newly formed corporation whose principals are long-time participants in the mortgage banking industry. The Company intends for the foreseeable future to retain Matrix Financial's servicing platform and operate

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


it in the ordinary course of business. Included in the sale are the wholesale production offices, the back office personnel that process the loan originations and a significant portion of the corporate operations and personnel. After the sale, our remaining operations will primarily consist of our mortgage servicing platform and a limited amount of corporate personnel and operations.

The following discussion is a summary of the terms of the sale of the Platform and is not intended to be complete. For a more complete description of the terms of the Purchase Agreement, the reader is invited to review the Purchase Agreement, which is filed as an exhibit to the Annual Report on Form 10-K.

The Buyer is not yet licensed to engage in any mortgage banking activities under state or federal law. It is anticipated that it will take approximately six months for the Buyer to obtain the necessary licensing. Accordingly, Matrix Financial, Matrix Bank and the Buyer desired to structure the transaction in a manner that transferred substantially all the economic risks and benefits of the operation of the Platform during the Transition Period (defined below) to the Buyer, while at the same time having Matrix Financial and Matrix Bank maintain continuous effective control over the operations of the Platform for regulatory purposes. The Purchase Agreement, therefore, contemplates a two-staged closing. The first closing (Initial Closing Date) occurred on the date the Purchase Agreement was signed and is the effective date for the sale of the fixed assets, and the final or second closing (Final Closing Date) will occur six months following the Initial Closing Date. The period of operation of the Platform in between the Initial Closing Date and the Final Closing Date is referred to as the "Transition Period."

As Matrix Financial will maintain effective control at all times during the Transition Period, Matrix Financial will continue to be an operating subsidiary of Matrix Bank. The Platform will be operated, for accounting purposes, during the Transition Period as a division of Matrix Financial.

On the Initial Closing Date, the Buyer purchased substantially all of the tangible personal property and intangible property associated with the Platform. The Buyer additionally will take the transfer and assignment of certain contract rights, real property leases and equipment leases from Matrix Financial as soon as the necessary consents have been obtained.

The parties intend for the Final Closing Date to occur within six months after the Initial Closing Date. At that time, the Buyer will purchase any tangible and intangible personal property of the Platform that is acquired during the Transition Period in the ordinary course of business or otherwise inadvertently not purchased on the Initial Closing Date (the "Subsequently Acquired Assets"), as well as Matrix Financial's loan files, pipeline applications and sales commitments. Due to the fact the Matrix Financial will maintain effective control of the operation, the effective sale date for accounting purposes will be the Final Closing Date.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



The purchase price is determined as follows:

     o The Asset Payment Amount (as defined in the Agreement), which is approximately $3,000,000 in payment for the tangible and intangible assets of the Platform as of the Initial Closing Date; plus
     o The Subsequently Acquired Assets Payment Amount (as defined in the Agreement), which is the book value of the Subsequently Acquired Assets as of the Final Closing Date; plus
     o The Production Premium (as defined in the Agreement), which is generally 20 basis points times the original principal balance of all loans originated during the 12 months following the Initial Closing Date at the Matrix Financial loan production offices purchased by Buyer. The Production Premium is "floored" at $4,900,000 and is "capped" at $9,100,000 plus;
     o The Aggregate Locked Loan Profitability Amount (as defined in the Agreement), which pays Matrix Financial one-half of the profit over a specified threshold amount (the threshold being generally 30 basis points) on loans that fund after the Initial Closing Date which have resulted from its locked pipeline as of the Initial Closing Date; plus or minus
     o The Transition Period Gain or Loss (as defined in the Agreement). The Transition Period Gain or Loss is a mechanism that provides for an approximation of the accounting for the transaction as if the entire sale and transfer occurs on the Initial Closing Date. For example, if the Platform generates a loss during the first month of the six-month Transition Period, then the Buyer is required to fund such loss by paying the loss into an escrow account. And if the Platform generates a profit during the first month of the six-month Transition Period, then Matrix Financial is required to pay such profit into an escrow account.

On the Initial Closing Date, the Buyer and Matrix Financial established an escrow account (the "Escrow") with an Escrow Agent to act as a repository for the escrow amounts described above and certain other payments contemplated by the Purchase Agreement. On the Initial Closing Date, the Buyer deposited into the Escrow $3.5 million as an advance against the Production Premium and paid directly to Matrix Financial one-half of the Asset Payment Amount.

On the Final Closing Date, the Buyer will pay Matrix Financial the remaining one-half of the Asset Payment Amount and will pay Matrix Financial the book value of the Subsequently Acquired Assets.

The Production Premium will be paid over the 12 months following the Initial Closing Date and the Aggregate Locked Loan Profitability Amount will be paid over the 2 months following the Initial Closing Date.

The Company estimates that the aggregate sales price for the Platform will be between $8,000,000 and $13,000,000.

During the six-month Transition Period, Matrix Financial will lease-back from the Buyer the tangible and intangible assets that have been transferred to Buyer, including any contract rights, real property leases and equipment leases.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


The operations of the Platform during the six-month Transition Period will be governed by the terms of an Operating Plan, which is incorporated into the Purchase Agreement. The Operating Plan requires Matrix Financial to, among other things, continue to operate the Platform substantially in the manner in which it currently operates and in conformity with its current policies and procedures. Any changes to the Operating Plan must be approved in advance by an Executive Committee consisting of the following three individuals: (a) the President of Matrix Bank, (b) the President of Matrix Financial, and (c) another individual selected by the Board of Directors of Matrix Financial. By establishing this structure, the Company believes it will be able to maintain for regulatory purposes continuous effective control over the Platform during the six-month Transition Period.

Currently, Matrix Bank provides a warehouse line for substantially all of the loans originated by the Matrix Financial production platform. As of December 31, 2002, the balance of the warehouse line was $458,900,000. During the six-month Transition Period, it is contemplated that that Matrix Bank will continue to provide a warehouse line to the Platform under similar terms that existed prior to the sale. At the end of the Transition Period, the Buyer will be required to utilize third party financings to fund new originations and the warehouse line will be required to be paid-off within 60 days after the completion of the Transition Period.

For a period of two years from the Initial Closing Date, Matrix Bank has agreed that neither Matrix Bank nor any of its affiliates will engage in, directly or indirectly, the single-family retail or wholesale mortgage origination business in those states in which the acquired division operates or is located as of the Initial Closing Date. However, this non-compete provision does not prohibit Matrix Bank or their affiliates from engaging in such business in order to comply with applicable law, rule, regulation, directive, agreement or order from the Office of Thrift Supervision (OTS) or other party where it is necessary to resolve regulatory or supervisory concerns. Additionally, the non-compete provision does not apply in the event of a change in control of the Matrix Bank or the Company.

The Purchase Agreement requires Matrix Bank to guarantee Matrix Financial's obligations under the Purchase Agreement if certain events occur, such as Matrix Financial's bankruptcy, failure to maintain a minimum net worth, or loss of voting control of Matrix Financial.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


4. Net (Loss) Income Per Share

The following table sets forth the computation of basic net (loss) income per share and net (loss) income per share, assuming dilution:

                                                                  Years Ended December 31,
                                                          2002             2001              2000
                                                   -------------------------------------------------------
                                                                   (Dollars in thousands)

Numerator:
   Net (loss) income available to shareholders     $         (3,952)    $       8,512     $      4,258
                                                   =======================================================

Denominator:
   Weighted average shares outstanding-basic              6,462,272         6,495,583        6,713,251
Effect of dilutive securities:
   Common stock options                                           -            64,871           35,606
   Common stock warrants                                          -                 -                -
                                                   -------------------------------------------------------
Dilutive potential common shares                                  -            64,871           35,606
                                                   -------------------------------------------------------
Denominator for net (loss) income per share,
   assuming dilution                                      6,462,272         6,560,454        6,748,857
                                                   =======================================================


For the year ended December 31, 2002, there were 90,702 stock options and warrants outstanding which are potentially convertible to common stock. Assuming conversion at the beginning of 2002, the aggregate weighted average shares would be 6,552,974. These securities are anti-dilutive due to the net loss in 2002; therefore, these potentially dilutive securities have not been used in the calculation of diluted loss per share for the year ended December 31, 2002.

5. Securities Available for Sale

Securities available for sale were as follows:

                                           December 31, 2002                     December 31, 2001
                                 ----------------------------------------------------------------------------
                                                 Gross                                 Gross
                                  Amortized   Unrealized    Estimated    Amortized   Unrealized  Estimated
                                     Cost        Gains     Fair Value      Cost        Gains     Fair Value
                                 ----------------------------------------------------------------------------
                                                                (In thousands)

Mortgage-backed securities        $    1,046      $  40       $ 1,086    $   1,961      $  38    $ 1,999
SBA securities                        27,987          -        27,987        4,964          -      4,964
                                 ----------------------------------------------------------------------------
Total                             $   29,033      $  40       $29,073    $   6,925      $  38    $ 6,963
                                 ============================================================================

The Company expects to receive payments on securities over periods that are considerably shorter than the contractual maturities of the securities, which range from 6 to 30 years, due to prepayments. Realized gains on the sale of securities available for sale were approximately $78,000, $1,198,000 and $0 for the years ended December 31, 2002, 2001 and 2000, respectively.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



6. Loans Held for Sale and Investment

Loans Held for Investment

Loans held for investment consist of the following:

                                                                                    December 31,
                                                                                2002             2001
                                                                          ----------------------------------
                                                                                   (In thousands)

Residential loans                                                         $         54,420    $       6,833
Multi-family, commercial real estate, SBA guaranteed commercial                    196,556          147,038
Construction loans                                                                  34,175           35,510
Consumer loans and other                                                             4,313            5,431
Premium (discounts), net                                                               570             (361)
Unearned fees                                                                         (699)            (514)
                                                                          ----------------------------------
                                                                                   289,335          193,937
Less:
   Allowance for loan and valuation losses                                           3,444            2,776
                                                                          ----------------------------------
Loans held for investment, net                                            $        285,891   $      191,161
                                                                          ==================================

Activity in the allowance for loan and valuation losses on loans held for investment is summarized as follows:

                                                             Years Ended December 31,
                                                     2002              2001             2000
                                               -----------------------------------------------------
                                                                  (In thousands)

Balance at beginning of year                        $   2,776         $   2,107     $        1,433
Provision for loan and valuation losses                 1,700             1,821              1,508
Charge-offs                                            (1,127)           (1,235)              (874)
Recoveries                                                 95                83                 40
                                               -----------------------------------------------------
Balance at end of year                              $   3,444         $   2,776     $        2,107
                                               =====================================================

Loans Held for Sale

Loans held for sale consist of the following:

                                                                               December 31,
                                                                          2002              2001
                                                                    ------------------------------------
                                                                              (In thousands)

Residential loans                                                       $    941,256     $  1,042,556
SBA guaranteed commercial loans, school financing and other                  163,160          107,482
Purchase premiums, net                                                         9,409            6,063
                                                                    ------------------------------------
                                                                           1,113,825        1,156,101
Less:
   Allowance for loan and valuation losses                                     5,899            6,562
                                                                    ------------------------------------
Loans held for sale, net                                                $  1,107,926     $  1,149,539
                                                                    ====================================


                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Activity in the allowance for loan and valuation losses on loans held for sale is summarized as follows:

                                                          Years Ended December 31,
                                                   2002              2001             2000
                                            ------------------------------------------------------
                                                                 (In thousands)

Balance at beginning of year                      $   6,562         $   6,474     $        4,921
Provision for loan losses                              1,121             1,159             2,727
Charge-offs                                           (1,871)           (1,075)           (1,175)
Recoveries                                                87                 4                 1
                                            ------------------------------------------------------
Balance at end of year                            $    5,899        $    6,562    $        6,474
                                            ======================================================

The following lists information related to nonperforming loans held for sale and held for investment:

                                                                         December 31,
                                                                     2002             2001
                                                              ------------------------------------
                                                                        (In thousands)


Loans on nonaccrual status in the held for investment
   portfolio                                                        $  11,604        $  13,760
Loans on nonaccrual status in the held for sale portfolio              19,214           23,491
                                                              ------------------------------------
Total nonperforming loans                                           $  30,818        $  37,251
                                                              ====================================
Interest  income that would have been  recognized  at
   original contract terms                                           $    916        $   1,374
                                                              ====================================

The Company continues to accrue interest on government-sponsored loans such as Federal Housing Administration (FHA) insured and Department of Veterans' Affairs
(VA) guaranteed loans which are past due 90 or more days, as the majority of the interest on these loans is insured or guaranteed by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $34,791,000 and $55,200,000 as of December 31, 2002 and 2001, respectively.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



7. Premises and Equipment

Premises and equipment consist of the following:

                                                                         December 31,
                                                                     2002             2001
                                                              ------------------------------------
                                                                        (In thousands)

Land                                                                $    3,520        $      830
Buildings                                                               13,987             6,324
Leasehold improvements                                                   2,992             1,667
Office furniture and equipment                                          20,513            15,162
                                                              ------------------------------------
                                                                        41,012            23,983
Less accumulated depreciation                                           13,307            10,352
                                                              ------------------------------------
Premises and equipment, net                                         $   27,705        $   13,631
                                                              ====================================

Included in occupancy and equipment expense is depreciation expense of premises and equipment of approximately $3,478,000, $2,797,000 and $2,212,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

8. Mortgage Servicing Rights

The activity in the MSRs is summarized as follows:

                                                                 Years Ended December 31,
                                                          2002             2001              2000
                                                   ------------------------------------------------------
                                                                      (In thousands)

Mortgage servicing rights
  Balance at beginning of year                          $   78,893       $   71,529        $   63,479
  Purchases                                                      -              530            31,883
  Originations                                              34,511            30,129              16
  Amortization                                             (24,176)          (21,862)          (9,851)
  Sales                                                     (9,994)           (1,433)         (13,998)
                                                   ------------------------------------------------------
  Balance before valuation allowance at
    end of year                                             79,234            78,893           71,529
                                                   ------------------------------------------------------

Valuation allowance for impairment of mortgage
   servicing rights
  Balance at beginning of year                                (181)                -                -
  Additions                                                (14,219)             (181)               -
                                                   ------------------------------------------------------
  Balance at end of year                                   (14,400)             (181)               -
                                                   ------------------------------------------------------
Valuation allowance for foreclosure costs                   (1,634)               -                 -
                                                   ------------------------------------------------------
Mortgage servicing rights, net                          $   63,200       $   78,712        $   71,529
                                                   ======================================================

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


The Company's servicing activity is diversified throughout 50 states with concentrations at December 31, 2002, in California, Texas, Missouri and Arizona of approximately 15%, 14%, 15% and 10%, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced. As of December 31, 2002, 2001 and 2000, the Company subserviced loans for others of approximately $26,613,000, $889,000,000 and $1,163,811,000, respectively.

The Company's servicing portfolio (excluding subserviced loans) is comprised of the following:

                                                            December 31,
                                                 2002                          2001
                                    --------------------------------------------------------------
                                                     Principal                      Principal
                                       Number         Balance         Number         Balance
                                      of Loans      Outstanding      of Loans      Outstanding
                                    --------------------------------------------------------------
                                                      (Dollars in thousands)

Freddie Mac                               9,027   $       417,583      12,422    $       613,527
Fannie Mae                               27,678         1,832,276      31,069          1,885,197
Ginnie Mae                               25,453         1,823,706      26,718          1,820,691
VA, FHA, conventional and other
   loans                                 13,489         1,260,062      15,946          1,336,950
                                    --------------------------------------------------------------
Total servicing portfolio                75,647   $    5,333,627       86,155    $    5,656,365
                                    ==============================================================

The Company's custodial escrow balances shown in the accompanying consolidated balance sheets at December 31, 2002 and 2001, pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at Matrix Bank in noninterest-bearing accounts. The balance of the custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

The estimated aggregate amortization of our MSR's for each of the next five years ending December 31, 2003, 2004, 2005, 2006 and 2007 is $17,523,000,
$13,966,000,  $10,362,000,  $7,759,000, $5,935,000,  respectively. The estimated amortization is based on several assumptions as of December 31, 2002 with the most significant being the anticipated prepayment speeds of the underlying mortgages. It is reasonably possible the actual repayment speeds of the underlying mortgage loans may differ materially from the estimate repayment speed, and thus, the actual amortization may be significantly different than the amounts estimated.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



9. Deposits

Deposit account balances are summarized as follows:

                                                            December 31,
                                             2002                                  2001
                             ----------------------------------------------------------------------------
                                           Percent of   Weighted                 Percent of   Weighted
                                             Total    Average Rate                 Total    Average Rate
                                Amount      Deposits                  Amount      Deposits
                             ----------------------------------------------------------------------------
                                                          (Dollars in thousands)
Passbook accounts             $     5,514      0.59%       1.95%   $     4,291       0.50%       3.12%
NOW accounts                      145,465     15.57        0.48        107,183      12.37        0.94
Money market accounts             334,508     35.82        1.22        249,234      28.77        2.11
                             ----------------------------------------------------------------------------
                                  485,487     51.98        1.02        360,708      41.64        1.74
Certificate accounts              448,470     48.02        3.65        505,527      58.36        5.98
                             ----------------------------------------------------------------------------
Deposits                      $   933,957    100.00%       2.40%   $   866,235     100.00%       4.36%
                             ============================================================================

Included in NOW accounts are noninterest-bearing DDA accounts of $96,289,000 and $67,137,000 at December 31, 2002 and 2001, respectively.

Contractual maturities of certificate accounts as of December 31, 2002 are as follows:

                                         Under 12  months    12 to 36 months   36 to 60 months     Total
                                         ------------------------------------------------------------------
                                                                  (In thousands)

1.00-1.99%                                   $  210,979       $       -         $     -       $ 210,979
2.00-2.99%                                       91,268           2,813               -          94,081
3.00-3.99%                                       38,151           8,927           1,905          48,983
4.00-4.99%                                        3,991          50,092           9,476          63,559
5.00-5.99%                                        4,345           3,896           8,336          16,577
6.00-6.99%                                        4,070           8,976             447          13,493
7.00-7.99%                                           50             748               -             798
                                         ------------------------------------------------------------------
                                             $  352,854       $  75,452         $20,164       $ 448,470
                                         ==================================================================

Approximately $141,278,000 and $120,428,000 of fiduciary assets under administration by Sterling are included in NOW and money market accounts as of December 31, 2002 and 2001, respectively. Included in certificate accounts are $327,335,000 and $361,271,000 of brokered deposits as of December 31, 2002 and 2001, respectively.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Interest expense on deposits is summarized as follows:

                                                          Years Ended December 31,
                                                   2002              2001             2000
                                            ------------------------------------------------------
                                                               (In thousands)
Passbook accounts                           $            117     $         108     $         102
NOW accounts                                             570               929               619
Money market                                           3,684             4,291             3,053
Certificates of deposit                               17,125            29,544            22,501
                                            ------------------------------------------------------
Interest expense on deposits                $          21,496    $      34,872     $      26,275
                                            ======================================================

The aggregate amount of deposit accounts with a balance greater than $100,000 (excluding brokered deposits) was approximately $17,769,000 and $22,410,000 at December 31, 2002 and 2001, respectively.

10. Borrowed Money and Guaranteed Preferred Beneficial Interests

Borrowed money and guaranteed preferred beneficial interests are summarized as follows:

                                                                                           December 31,
                                                                                      2002             2001
                                                                             ----------------------------------
                                                                                         (In thousands)

Borrowed Money
   $50,000,000   revolving  warehouse  loan  agreement  at  December  31,  2002,
     $120,000,000  at December  31,  2001,  through  April 30,  2003,  renewable annually,  secured by mortgage loans held for sale,  interest at LIBOR plus
     1.20%  at  December  31,  2002 and  2001  (2.59%  at  December  31,  2002);
     $40,000,000 available at December 31, 2002                                 $    10,000      $ 95,450
   Senior notes, interest at 11.50% payable semiannually, unsecured and
     maturing September 30, 2004                                                      9,545        10,455
   $8,215,000 note payable to a third party financial institution due in quarterly  principal  installments  of $357,000 plus  interest,  through
     December  31,  2004,  collateralized  by the common  stock of Matrix  Bank;
     interest at LIBOR plus 2.65% (4.04% at December 31,
     2002)                                                                            7,501         8,572


                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


   $12,000,000 revolving line of credit to a third party financial institution, through March 31, 2003, renewable annually,  collateralized by the common  stock of Matrix  Bank;  interest at LIBOR plus 2.65%  (4.04% at
     December 31, 2002); $12,000,000
     available at December 31, 2002                                                      -          3,000
   Note payable with a bank, secured by real estate, interest only at
     7% at December 31, 2002, maturing September 30, 2004                             2,000            -
   School financing repurchase agreements with a third-party bank to sell school  financing  originated by the Company under various  agreements
     Interest rates are variable from prime to 8.00%. Total commitment is at the
     discretion of the third-party bank.                                                 -         22,807
   School financing  agreements,  renewable  September 2004 and September  2005, collateralized  by school  financing;  interest rates are variable based on the BMA mini-swap index. Future commitment is
     at the discretion of the third-party lenders.                                   32,328        22,157
   Other financing agreements                                                            29            91
                                                                                --------------------------
Total borrowed money                                                            $    61,403    $  162,532
                                                                                ==========================

Guaranteed Preferred Beneficial Interests
Matrix  Bancorp  Capital  Trust I, 10% junior  subordinated  debentures  payable
   quarterly, unsecured and maturing September 30, 2029                         $    27,500    $  27,500
Matrix Bancorp Capital Trust II, 10.18% junior  subordinated  debentures payable
   semi-annually, unsecured and maturing June 8, 2031                                12,000       12,000
Matrix Bancorp Capital Trust III, 10.25% junior subordinated  debentures payable
   semi-annually, unsecured and maturing July 25, 2031                               15,000       15,000
Matrix Bancorp  Capital Trust IV, LIBOR plus 3.75% (5.140% at December 31, 2002)
   junior subordinated debentures payable semi-annually,  unsecured and maturing
   December 8, 2031                                                                   5,000        5,000
Matrix Bancorp  Capital Trust V, LIBOR plus 3.625% (5.015% at December 31, 2002)
   junior subordinated debentures payable semi-annually,
   unsecured and maturing January 25, 2032                                            5,000           -
                                                                                --------------------------
Total Guaranteed Preferred Beneficial Interests                                 $    64,500    $  59,500
                                                                                ==========================


                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


As of December 31, 2002, the maturities of borrowed money and guaranteed preferred beneficial interest are as follows:

                                                      (In thousands)

2003                                                    $  12,727
2004                                                       30,185
2005                                                       17,744
2006                                                           -
2007                                                           -
Thereafter                                                 65,247
                                                        -----------
                                                        $ 125,903
                                                        ===========

The Company must comply with certain financial and other covenants related to the foregoing debt agreements including, among other things, the maintenance of specific ratios, net income, net worth and other amounts as defined in the credit agreements, limiting the Company's and its subsidiaries' ability to declare dividends or incur additional debt, and requirements to maintain certain capital levels in certain subsidiaries. These covenants include requirements for the Company to maintain "consolidated tangible capital" of not less than $60,000,000, Matrix Bank to maintain "classified assets" of not greater than three percent, Matrix Bank to earn not less than $7.5 million over the prior four quarters, and maintain the requirements necessary such that Matrix Bank will not be classified as other than "well capitalized," all as defined. As of December 31, 2002, the Company exceeded two of the covenant requirements: Matrix Bank's classified assets under definition were 3.15%, and Matrix Bank's earnings over the prior four quarters were less than $7.5 million. Matrix Bank received a wavier on both covenants subsequent to December 31, 2002. At December 31, 2002, the Company was in compliance with the other covenants described above. We are in the process of renewing the revolving line of credit. As part of the annual renewal process, we anticipate that the two covenants maintained above will be amended to address to our satisfaction, prospectively, the covenant levels that we did not meet at December 31, 2002. However, there can be no assurances that the bank stock loan will be renewed or that, if renewed, the issues mentioned above will be resolved to our satisfaction.

The credit facility agreement for the $50,000,000 warehouse loan agreement requires Matrix Financial to maintain, among other things, net worth, as defined, of at least $30,000,000, a leverage ratio of no more than 14 to 1 and a minimum cash flow coverage ratio for four consecutive quarters of no less than
1.3 to 1.0. At December 31, 2002, Matrix Financial was in compliance with these covenants. The warehouse loan agreement, which matured February 28, 2003, was amended by agreement on February 28, 2003, which extended the maturity date to April 30, 2003 . All other terms remained unchanged.

The Company anticipates that the various borrowed money agreements which are up for a renewal in 2003 will be renewed with similar terms and conditions as those currently in effect.

School Financing Agreement

The Company had approximately $31,100,000 and $22,200,000 at December 31, 2002 and 2001, respectively, in tax-exempt financing it originated to charter schools into two grantor trusts (Trusts). The Trusts then issued Class "A" Certificates and Class "B" Certificates, with the Class "A" Certificates being sold to various third party investors under a private placement at a price of par.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


The "A" Certificates, under the two grantor trusts, are guaranteed by a letter of credit issued by a third party investment bank (Investment Bank) for one trust, and the other grantor is guaranteed equally by two unaffiliated financial institutions. The "A" Certificates' interest rate may be determined weekly, monthly or for a term for up to one year. The interest rate and the term of the interest rate are determined by the Remarking Agent, which is also the Investment Bank in one case and First Matrix, LLC (a wholly owned subsidiary of First Matrix) for the second trust. Generally, the Trusts are short-term in nature with an average life of three years or less.


The "B" Certificates are owned in part by the Company. The interest rate paid on the "A" Certificates is considered the Company's financing cost. The approximate cost of the financing at December 31, 2002 and 2001 was 1.55% and 2.75%, respectively. The interest that the Company receives through its ownership of the "B" Certificates is tax-exempt.

Although the Investment Bank and the unaffiliated financial institutions act as guarantors to the "A" Certificates, the Company provides full recourse to the letter of credit providers in all cases of loss or default. Due to the nature of the recourse and the ability of the "A" Certificate holders to put the certificates to the Trusts, the transactions have been accounted for as a secured financing.

Through a Purchase and Sale Agreement, the Company has sold school financing loans to a third party financial institution. The Company provides scheduled interest and principal plus full recourse in the case of loss or default. The transaction was treated as a sale due to the transfer of control over the school financing loans. No gain or loss was recorded at the time of sale. The balance of the school financing loans sold with recourse was approximately $13,000,000 at December 31, 2002.

Guaranteed Preferred Beneficial Interests in Company's Junior Subordinated Debentures

On July 30, 1999, Matrix Bancorp Capital Trust I (Trust I), a Delaware business trust formed by the Company, completed the sale of $27,500,000 of 10% preferred securities. Trust I also issued common securities to the Company and used the net proceeds from the offering to purchase $28,600,000 in principal amount of 10% junior subordinated debentures of the Company due September 30, 2029. The junior subordinated debentures are the sole assets of Trust I and are eliminated, along with the related operating effects, in the consolidated financial statements.

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

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


debentures, in whole or in part on or after September 30, 2004, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

On March 28, 2001, Matrix Bancorp Capital Trust II (Trust II), a Delaware business trust formed by the Company, completed the sale of $12,000,000 of 10.18% preferred securities. Trust II also issued common securities to the Company and used the net proceeds from the offering to purchase $12,400,000 in principal amount of 10.18% junior subordinated debentures of the Company due June 8, 2031. The junior subordinated debentures are the sole assets of Trust II and are eliminated, along with the related operating effects, in the consolidated financial statements.

The preferred securities accrue and pay distributions semi-annually at an annual rate of 10.18% of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust II under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust II.

The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after June 8, 2011, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

On July 16, 2001, Matrix Bancorp Capital Trust III (Trust III), a Delaware business trust formed by the Company, completed the sale of $15,000,000 of 10.25% preferred securities. Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase $15,464,000 in principal amount of 10.25% junior subordinated debentures of the Company due July 25, 2031. The junior subordinated debentures are the sole assets of Trust III and are eliminated, along with the related operating effects, in the consolidated financial statements.

The preferred securities accrue and pay distributions semi-annually at an annual rate of 10.25% of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust III under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust III.

The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after July 25, 2006, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

On November 28, 2001, Matrix Bancorp Capital Trust IV (Trust IV), a Delaware business trust formed by the Company, completed the sale of $5,000,000 of floating rate of six-month LIBOR plus 3.75% preferred securities. Trust IV also issued common securities to the Company and used the net proceeds from the

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


offering to purchase $5,155,000 in principal amount of floating rate of six-month LIBOR plus 3.75% junior subordinated debentures of the Company due December 8, 2031. The junior subordinated debentures are the sole assets of Trust IV and are eliminated, along with the related operating effects, in the consolidated financial statements.

The preferred securities accrue and pay distributions semi-annually at the floating rate as described above percent of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust IV under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust IV.

The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after December 8, 2006, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

On July 25, 2002, Matrix Bancorp Capital Trust V (Trust V), a Delaware business trust formed by the Company, completed the sale of $5,000,000 of floating rate of six-month LIBOR plus 3.625% preferred securities. Trust V also issued common securities to the Company and used the net proceeds from the offering to purchase $5,155,000 in principal amount of floating rate of six-month LIBOR plus 3.625% junior subordinated debentures of the Company due July 25, 2032. The junior subordinated debentures are the sole assets of Trust V and are eliminated, along with the related operating effects, in the consolidated financial statements.

The preferred securities accrue and pay distributions semi-annually at the floating rate as described above of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust V under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust V.

The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after July 25, 2007, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

Capitalized expenses associated with all of the offerings of approximately $2,398,000 and $2,328,000 are included in other assets at December 31, 2002 and 2001, respectively, and are being amortized on a straight-line basis over the life of the junior subordinated debentures. Use of the straight-line basis is not materially different from the amounts that would be recognized under the interest method.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


11. Federal Home Loan Bank Borrowings

In connection with Matrix Bank's change in domicile in 2002, Matrix Bank obtains FHLB advances from FHLB of Topeka, which is the FHLB that serves Denver, Colorado, and utilizes FHLB of Topeka as its primary correspondent bank. This change was approved March 25, 2002. Long-term advances that existed at March 25, 2002 with FHLB of Dallas are still outstanding under their original terms.



The balances of FHLB borrowings are as follows:

                                                  December 31,
                                             2002             2001
                                      ------------------------------------
                                                 (In thousands)
FHLB of Dallas borrowings              $      147,285    $      303,361
FHLB of Topeka borrowings                     238,500                 -
                                      ------------------------------------
                                       $      385,785    $      303,361
                                      ====================================

Advances  of  $266,000,000  and  $136,000,000  at  December  31,  2002 and 2001,
respectively,  were borrowed under Convertible  Advance and Short Option Advance
(SOA) Agreements with the FHLB. These SOA borrowings have a term of ten years, but are callable by the FHLB beginning after a six-month to five-year lockout period, depending on the particular SOA borrowing. After the expiration of the lockout period, the SOA borrowings are callable at various intervals. If the FHLB exercises its call option on a SOA borrowing, the FHLB is required to offer replacement funding to the Company at a market rate of interest for the remaining term of the SOA borrowing. Additionally, under the terms of the SOA Agreement, the Company is not permitted to prepay or otherwise retire a callable SOA borrowing prior to the final maturity date. At December 31, 2002, the interest rates on the SOA borrowings ranged from 2.69% to 5.63%, and their possible call dates varied from February 2003 to November 2006. Community investment advances of $1,285,000 and $1,361,000 at December 31, 2002 and 2001, respectively, were borrowed under a fixed term and rate. At December 31, 2002, the advances are at a rate of 5.84% and mature June 2014. All advances are secured by first lien mortgage loans of Matrix Bank and all of its FHLB stock.

Matrix Bank is on full custody status at FHLB-Dallas, which requires Matrix Bank to place loan collateral at the FHLB-Dallas. At December 31, 2002, loans collateralized by mortgages of $208,772,000 and securities held for sale of $2,461,000 were pledged for FHLB-Dallas advances. Matrix Bank is on blanket collateral status at FHLB-Topeka, which requires Matrix Bank to identify, yet maintain in its possession, loan collateral pledged at FHLB-Topeka. At December 31, 2002, loans collateralized by mortgages of $333,731,000 and guaranteed SBA loans of $89,763,000 were pledged for the FHLB-Topeka advances. As of December 31, 2002, Matrix Bank had available unused borrowings from the FHLB-Topeka for advances of approximately $118,885,000.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



12. Income Taxes

The income tax (benefit) provision consists of the following:

                                                          Years ended December 31,
                                                   2002              2001             2000
                                            ------------------------------------------------------
                                                                  (In thousands)

Current:
   Federal                                        $   832           $  (7,713)     $   2,350
   State                                                -                 (15)           411

Deferred:
   Federal                                         (4,306)             11,162           (451)
   State                                             (843)                841            (67)
                                            ------------------------------------------------------
(Benefit) provision                               $(4,317)          $   4,275      $   2,243
                                            ======================================================

A reconciliation of the (benefit) provision for income taxes with the expected income taxes based on the statutory federal income tax rate follows:

                                                          Years ended December 31,
                                                   2002              2001             2000
                                            ------------------------------------------------------
                                                                 (In thousands)
Expected income tax (benefit) provision        $  (2,811)          $  4,470         $  2,210
State income tax (benefit) provision                (556)               545              343
Other                                               (950)              (740)            (310)
                                            ------------------------------------------------------
(Benefit) provision for income taxes           $  (4,317)          $  4,275         $  2,243
                                            ======================================================

The actual tax (benefit) provision differs from the expected tax expense (computed by applying the applicable United States Federal corporate tax rate of 34% and the composite state tax rates, which range from 4.5% to 8.0% to the
(loss) income before taxes for the years ended 2002, 2001 and 2000). This is principally due to state income tax expense and various income and expense items which are not deductible for tax purposes, including certain meal and entertainment deductions and nontaxable interest income.

Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes shown below.

                                                                         December 31,
                                                                     2002             2001
                                                              ------------------------------------
                                                                        (In thousands)

Deferred tax assets:
   Allowance for loan and valuation losses                          $    6,481       $     6,541
   Discounts and premiums                                                    -                71
   Deferred fees                                                         1,270             1,352
   Delinquent interest                                                     552               552
   Impairment reserve                                                    5,789                73
   Net operating loss carry-forwards                                     1,082             1,574
   Other                                                                   393                24
                                                              ------------------------------------
Total deferred tax assets                                               15,567            10,187

Deferred tax liabilities:
   Loss on sale of loans                                           $   (17,374)      $   (14,711)
   Amortization of mortgage servicing rights                            (1,407)           (4,351)
   Gain on sale of building                                             (1,368)           (1,377)
   Other                                                                (1,355)             (834)
                                                              ------------------------------------
Total deferred tax liabilities                                         (21,504)          (21,273)
                                                              ------------------------------------
Net deferred tax liability                                        $     (5,937)      $   (11,086)
                                                              ====================================

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


The net deferred tax liability is recorded on the accompanying consolidated balance sheets in income taxes payable and deferred income tax liability. The current income tax payable of $835,000 as of December 31, 2002 is recorded in income taxes payable and deferred income tax liability. .

There is no valuation allowance for gross deferred tax assets as of December 31, 2002, 2001 or 2000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

13. Regulatory

The Company is a unitary thrift holding company and, as such, is subject to the regulation, examination and supervision of the OTS.

Matrix Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Matrix Bank's and the Company's consolidated financial statements. Under capital adequacy guidelines

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



and the regulatory framework for prompt corrective action, Matrix Bank must meet specific capital guidelines that involve quantitative measures of Matrix Bank's assets, liabilities and certain off-balance sheet commitments as calculated under regulatory accounting practices. Matrix Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Matrix Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to total assets (as defined). Management believes, as of December 31, 2002 and 2001, that Matrix Bank met all applicable capital adequacy requirements.

As of December 31, 2002, the most recent notification from the OTS categorized Matrix Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Matrix Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institution's category.

                                                                                     To Be Well Capitalized
                                                                  For Capital       Under Prompt Corrective
                                           Actual              Adequacy Purposes       Action Provisions
                                  ---------------------------------------------------------------------------
                                     Amount       Ratio       Amount       Ratio       Amount      Ratio
                                  ---------------------------------------------------------------------------
                                                            (Dollars in thousands)
As of December 31, 2002
   Total Capital
     (to Risk Weighted Assets)      $ 100,367       11.5%    $  70,179      8.0%      $   87,724     10.0%
   Core Capital
     (to Adjusted Tangible Assets)     94,349        5.8        64,602      4.0           81,065      5.0
   Tier Capital
     (to Risk Weighted Assets)         94,349       10.8           N/A       N/A          52,634      6.0
As of December 31, 2001
   Total Capital
     (to Risk Weighted Assets)      $ 106,310       11.7%    $  72,418      8.0%      $   90,522     10.0%
   Core Capital
     (to Adjusted Tangible Assets)     99,949        6.5        61,671      4.0           77,089      5.0
   Tier Capital
     (to Risk Weighted Assets)         99,949       11.0           N/A       N/A          54,313      6.0


The various federal banking statutes to which Matrix Bank is subject also include other limitations regarding the nature of the transactions in which it can engage or assets it may hold or liabilities it may incur.

Matrix Bank is required to maintain vault cash or balances with the Federal Reserve Bank of Kansas City in 2002 and the Federal Reserve Bank of Dallas in

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


2001 in a noninterest-earning account based on a percentage of deposit liabilities. The required reserve balance was $6,989,000 and $10,456,000 at December 31, 2002 and 2001, respectively.

As a wholly owned subsidiary of Matrix Bank, Matrix Financial is subject to OTS regulation. In addition, Matrix Financial is also subject to examination by various regulatory agencies involved in the mortgage banking industry. Each regulatory agency requires the maintenance of a certain amount of net worth, the most restrictive of which required $5,561,000 at December 31, 2002 and $4,020,000 at December 31, 2001. At December 31, 2002 and 2001, Matrix Financial was in compliance with these regulatory requirements.

First Matrix, headquartered in Denver, Colorado, a wholly owned subsidiary of Matrix Capital Markets, is a broker-dealer registered with the Securities and Exchange Commission (SEC) under rule 15c3-3(k)(2)(ii). First Matrix is subject to the SEC's Net Capital Rule which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 2002, First Matrix had net capital of $285,000 which was $247,000 in excess of its required net capital of $38,000. First Matrix's net capital ratio was 1.99 to 1.

Sterling, a Texas trust company, is generally required to maintain minimum restricted capital of at least $1,000,000, and may be required to maintain additional capital if the Texas Banking Commissioner determines that it is necessary to protect the safety and soundness of Sterling. At December 31, 2002, Sterling was in compliance with capital requirements under Texas law.

14. Shareholders' Equity

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

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


currently administered by the compensation committee (administrator) of the board of directors. The 1996 Stock Option Plan provides for adjustments to the number of shares and to the exercise price of outstanding options in the event of a declaration of stock dividend or any recapitalization resulting in a stock split, combination or exchange of shares of common stock.

No Incentive Option may be granted with an exercise price per share less than the fair market value of the common stock at the date of grant. The Nonqualified Options may be granted with any exercise price determined by the administrator of the 1996 Stock Option Plan. To date, all grant prices have equaled the market price of the underlying stock on the date of the grant. The expiration date of an option is determined by the administrator at the time of the grant, but in no event may an option be exercisable after the expiration of ten years from the date of grant of the option. All options granted to-date have been non-qualified.

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

Pro forma information regarding net (loss) income and (loss) income per share is required by SFAS 148 and is included in Note 2. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 4.5%, 5.0% and 5.1%; a dividend yield of zero percent; volatility factors of the expected market price of the Company's common stock of 0.52, 0.57 and 0.63; and a weighted-average expected life of the option of four years.

The Black-Scholes option valuation model for used in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the Company's stock option activity and related information is as follows:

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


                                                        Years ended December 31,
                                        2002                     2001                      2000
                             ------------------------------------------------------------------------------
                                            Weighted                 Weighted                  Weighted
                                            Average                   Average                  Average
                                            Exercise                 Exercise                  Exercise
                               Options       Price       Options       Price      Options       Price
                             ------------------------------------------------------------------------------
Outstanding, beginning of
   year                          611,825   $     9.99      496,700   $    10.54     431,600   $    11.07
Granted                           86,500        11.12      250,000         9.32      95,000         7.65
Exercised                         (1,700)        9.11      (16,250)        8.55        (500)       10.00
Forfeited                        (18,500)       10.44     (118,625)       11.09     (29,400)       10.77
                             -------------             -------------            -------------
Outstanding, end of year         678,125        10.11      611,825        10.54     496,700        10.54
                             =============             =============            =============


Exercisable end of year          397,655        10.31      306,683        10.34     286,500        10.34

Weighted average fair value
   of options granted during
   the year                      $  6.20                   $  5.79                  $  4.86
                             =============             =============            =============

Options outstanding at December 31, 2002, have exercise prices ranging from $5.13 to $26.50 per share as outlined in the following table:

                                                         Weighted
                                        Weighted          Average                             Weighted
                      Number of          Average         Remaining          Number of          Average
Range of Exercise      Options        Exercise Price    Contractual         Options         Exercise Price
      Prices         Outstanding        Per Share          Life           Exercisable         Per Share
-----------------------------------------------------------------------------------------------------------

$           5.13           79,500     $        5.13            2.00             79,500     $  5.13
     7.00 - 7.88            7,500              7.29            8.50              1,500        7.29
     8.00 - 8.69          123,625              8.53            7.69             44,525        8.45
     9.15 - 9.86          135,000              9.68            8.70             27,000        9.68
   10.00 - 10.37          173,950             10.36            6.14            107,700       10.03
   11.50 - 13.88           74,800             12.45            6.04             56,030       12.46
   14.25 - 17.25           80,750             15.13            4.57             78,400       15.13
                            3,000             26.50            5.33              3,000       26.50
                  -----------------------------------------------------------------------------------------
                          678,125     $       10.11            6.27            397,655     $ 10.31
                  =========================================================================================

Employee Stock Purchase Plan

In September 1996, the board of directors and shareholders adopted an Employee Stock Purchase Plan (Purchase Plan) and authorized 125,000 shares of common stock (ESPP Shares) for issuance thereunder. The Purchase Plan became effective upon consummation of the initial public offering. The price at which ESPP Shares are sold under the Purchase Plan is 85% of the lower of the fair market value per share of common stock on the enrollment or the purchase date. In May 2000, the authorized number of shares available for issuance under the Purchase Plan

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


was increased to 250,000 shares. As of December 31, 2002, there were 39,102 ESPP Shares available for future issuance.




15. Commitments, Contingencies and Related Party Transactions

Leases

The Company leases office space and certain equipment under noncancelable operating leases. Annual amounts due under the office and equipment leases as of December 31, 2002 are approximately as follows:
                                                      (In thousands)

     2003                                          $          2,748
     2004                                                     2,139
     2005                                                     2,052
     2006                                                     1,627
     2007                                                       497
     Thereafter                                                 715
                                                   ------------------
                                                   $          9,778
                                                   ==================

Total  rent  expense  aggregated   approximately   $3,018,000,   $3,011,000  and
$2,319,000 for the years ended December 31, 2002, 2001 and 2000, respectively, and is recorded in occupancy and equipment expense.

The Company,  through  Matrix Tower  Holdings,  LLC, an operating  subsidiary of
Matrix Bank, is a lessor of office space under various operating leases for Matrix Financial Center. Annual amounts expected for future minimum rental income as of December 31, 2002 are approximately as follows:

                                                      (In thousands)

   2003                                             $          1,530
   2004                                                        1,543
   2005                                                        1,500
   2006                                                        1,248
   2007                                                          862
   Thereafter                                                     92
                                                   ------------------
                                                    $          6,775
                                                   ==================

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Total rental income for the years ended December 31, 2002 and 2001 aggregated approximately $373,000 and $0, respectively.

Included in the above office rents are the following amounts under an operating lease with MSCS: $129,000, $129,000, $135,000, $136,000 and $113,000 for 2003,
2004, 2005, 2006 and 2007, respectively.

Off-Balance Sheet Risk and Concentration of Commitments

A summary of the contractual amount of significant commitments follows:

                                                      December 31,
                                                 2002             2001
                                         ------------------------------------
                                                    (In thousands)

Loans secured by mortgages               $          31,154      $  27,759
Construction loans                                  10,991          7,355
Commercial lines of credit                           8,338          9,027
Commercial loans                                     4,858          2,948
Consumer loans                                         581            620

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

Matrix Bancorp, Inc. has guaranteed, with 50% recourse to the joint venture partner, the indebtedness of MSCS to a third party financial institution, in an amount of no greater than $3,000,000 at December 31, 2002. There was no balance outstanding at MSCS on such indebtedness at December 31, 2002.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Mortgage Banking Risk Management Activities

In the ordinary course of business, the Company makes commitments to originate residential mortgage loans (pipeline) and holds originated loans until delivery to an investor. Inherent in this business is a risk associated with changes in interest rates and the resulting change in the market value of the pipeline and funded loans. The Company mitigates this risk through the use of mandatory and best effort forward commitments to sell loans or securities.

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

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


manages market risk associated with derivative instruments by establishing and monitoring limits as to the amount of mortgage origination commitment coverage obtained.

Credit risk is the risk that a counter-party to a derivative contract with an unrealized gain fails to perform according to the terms of the agreement. Credit risk is managed by monitoring the size and maturity structure of the derivative portfolio and applying uniform credit standards maintained for all activities with credit risk.

During the current year, as well as the prior year, the Company used best effort and mandatory commitments to hedge the change in fair value of mortgage loans and commitments to originate mortgage loans. At December 31, 2002, the Company had $559,780,000 of commitments to originate mortgage loans and $357,305,000 of funded loans, offset with mandatory forward commitments of $500,289,000 and best effort forward commitments of $128,163,000. The commitments mature within 90 days of December 31, 2002. At December 31, 2001, the Company had $155,023,000 of commitments to originate mortgage loans and $492,613,000 of funded loans, respectively, hedged with mandatory forward commitments of $434,336,000 and best effort forward commitments of $96,162,000. At December 31, 2002, the fair value of the Company's derivatives to originate mortgage loans of $2,473,000 is recorded in other assets, the increase in the fair value of the mortgage loans committed for sale of $2,982,000 is recorded in loans held for sale, and the fair value of commitments to sell mortgages of $5,231,000 is recorded in other liabilities; the difference representing the ineffective portion of the hedge of $224,000, was recorded as a credit to loan origination income in 2002.

Risk Management Activities for MSRs

Ownership of MSRs exposes the Company to impairment of the value of MSRs in certain interest rate environments. The incidence of prepayment of a mortgage loan increases during periods of declining interest rates as the homeowner seeks to refinance the loan to a lower interest rate. If the level of prepayment on segments of the Company's mortgage servicing portfolio achieves a level higher than projected by the Company for an extended period of time, then an impairment in the associated basis in the MSRs may occur. In 2001 and 2002, the Company implemented a strategy to mitigate this risk of retaining a portion of originated servicing as management believed that retaining servicing that was generated in the lower interest rate environment will incur less prepayment risk. During 2002, interest rates continued to decrease which resulted in the Company incurring a significant provision against the value of its investment in mortgage servicing rights. Due to the low interest rate environment, in late 2002 the Company began to sell the majority of its newly originated servicing. The strategy is to reduce the Company's overall investment in mortgage servicing rights.

At December 31, 2000, the Company used a program of exchange-traded futures and options to hedge approximately 6.4% of its mortgage servicing portfolio. Due to the cost of the requirements that must be met to achieve hedge accounting under SFAS 133 for mortgage servicing rights the Company did not attempt to qualify for hedge accounting and effective March 31, 2001 the Company sold, repurchased or allowed to mature all derivative instruments recorded on the books associated with mortgage servicing. In the fourth quarter 2002, the Company elected to reinstate its hedging program to reduce the risk of loss in fair value of the mortgage servicing rights due to declining interest rates. This program is identical to the program instituted in 1997. The decision was based on the historically low interest rates, the continued weakening economy, the geopolitical environment and the impairment that the Company incurred to-date. During the fourth quarter 2002, the Company hedged approximately $400,000,000 notional balance of its servicing portfolio, or 7.5%. As of December 31, 2002, the company removed the hedge and recorded a gain from the sale of the derivatives of $800,000, which is recorded in other income. The hedge was reinstated on January 2, 2003, at approximately $600,000,000 notional balance. Although the Company believes its hedging program could qualify for hedge accounting under SFAS 133, the Company did not attempt to qualify for hedge accounting treatment due to the requirements in SFAS 133 that were necessary to do so. The decision to increase or decrease hedging coverage will be based on several factors, including those discussed above, as well as the composition of the curent servicing portfolio.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Contingencies

The Company and its subsidiaries are parties to various litigation matters, in most cases, involving ordinary and routine claims incidental to the business of the Company. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Company's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made as of December 31, 2002, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

In early 1999, Matrix Bancorp and Matrix Bank instituted an arbitration action with the American Arbitration Association in Phoenix, Arizona against Fidelity National Financial, Inc. The arbitration action arose out of an alleged breach by Fidelity of a Merger Termination Agreement entered into between the Company and Fidelity in connection with the termination of their proposed merger. The arbitration panel has ruled that the entire Merger Termination Agreement was unenforceable. The Company and Matrix Bank filed an appeal of the arbitration panel's decision in federal district court in Phoenix, Arizona, which has been denied. In October 2001, Fidelity initiated a second arbitration to determine the validity of a release given in connection with the Merger Termination Agreement. Matrix Bancorp contested that the releases were valid and, in the alternative, made a counterclaim against Fidelity demanding restitutional damages for the value of the releases if they were determined valid. The arbitration panel has held the releases to be valid and enforceable and has denied the Company's claim for restitutional damages. Fidelity has filed a motion requesting that it be awarded its attorney fees, and the panel has awarded Fidelity approximately $500,000. The Company anticipates an appeal of the findings of the arbitration panel.

Sterling Trust has been named a defendant in an action that was tried in the District Court of Tarrant County, Texas in the spring of 2000. The jury returned a verdict adverse to Sterling Trust with respect to two of 12 theories of liability posed by the plaintiffs, and the court has signed a judgment for certain of the plaintiffs in the amount of approximately $6,400,000. Sterling Trust has filed an appeal of this judgment and believes it has meritorious points of appeal. It intends to vigorously prosecute the appeal of this action. The ultimate resolution of this appeal, which is expected at any time, could result in a loss of up to $6,400,000 million plus post-judgment interest and additional attorneys' fees. The ultimate legal and financial liability, if any, of the Company cannot be estimated with certainty at this time.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


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

Sterling Trust was named a defendant in several putative class action lawsuits instituted in November 2000 by one law firm in Pennsylvania. All of such lawsuits were originally filed in the United States District Court for the Western District of Pennsylvania. On April 26, 2001, the District Court for the Western District of Pennsylvania ordered that all of such cases be transferred to the United States District Court for the Western District of Texas so that Sterling Trust could properly present its motion to compel arbitration. Sterling Trust filed separate motions to compel arbitration in these actions, all of which were granted. Each of the six plaintiffs timely filed arbitration demands with the American Arbitration Association. The demands seek damages and allege Sterling Trust breached fiduciary duties and was negligent in administrating each claimant's self-directed individual retirement account holding a nine-month promissory note. Sterling Trust believes it has meritorious defenses and is defending the matters vigorously. The ultimate legal and financial liability, if any, of the Company cannot be estimated with certainty at this time.

Sterling Trust has been named a defendant in an action filed in August 2002 in the Second Judicial District Court in the County of Bernalillo, State of New Mexico. The plaintiffs have claims they were defrauded in connection with their investment of approximately $200,000 through their self-directed IRA held by Sterling Trust. Sterling Trust has filed a motion to compel arbitration based upon the account agreements entered into by the plaintiffs. Sterling Trust believes it has meritorious defenses to the claims and intends to defend the matter vigorously. The ultimate legal and financial liability, if any, of the Company cannot be estimated with certainty at this time.

Sterling Trust has been named a defendant in an action filed in July 2001 in the Superior Court for the County of San Diego, State of California. The plaintiffs have alleged various theories of liability against Sterling Trust relating to their investments of an indeterminable amount through their self-directed IRAs held by Sterling Trust. Sterling Trust believes it has meritorious defenses to the claims and intends to defend the matter vigorously. The ultimate legal and financial liability, if any, of the Company cannot be estimated with certainty at this time.

Sterling Trust has been named in an arbitration action filed in July 2002 in the Judicial Arbiter Group of Denver, Colorado. The plaintiffs have alleged breach of contract against Sterling Trust relating to their investments of approximately $850,000 through their self-directed IRAs held by Sterling Trust. In January 2003, this action was settled and the matter has been closed.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Sterling Trust has been named a defendant in an action pending in Superior Court of the State of California. The complaint seeks class action status, requests unspecified damages and alleges negligent misrepresentation, breach of fiduciary duty and breach of written contract on the part of Sterling Trust. On December 10, 2002, the court denied Sterling Trust's motion to compel arbitration. Sterling Trust believes it has meritorious defenses and is defending the matter vigorously. The ultimate legal and financial liability, if any, of the Company cannot be estimated with certainty at this time.

In addition to the other litigation matters described above, Sterling Trust has been the subject of numerous lawsuits and arbitration proceedings in which customers and, in some cases, persons who are not customers allege various theories of liability against the Company for losses suffered by these claimants in connection with their failed investments in several enterprises. To the extent that Sterling Trust has had any relationship with any of such claimants, it has been solely as custodian of such claimants self-directed IRAs pursuant to contracts that specify the limited nature of Sterling Trust's obligations. We believe Sterling Trust has in each case acted in accordance with its obligations under the contracts and/or as otherwise imposed by law. We further believe that the ultimate outcome of each of these cases will not be material to the consolidated financial position and results of operations of Company; but, there can be no assurances that there will not be an adverse outcome in any one or more of these cases or that any such adverse outcome will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

A former customer of the Company is a debtor in a Chapter 11 proceeding under the Bankruptcy Code pending in the United States Bankruptcy Court for the Eastern District of New York. Prior to the bankruptcy filing, the Company had provided the customer with a purchase/repurchase facility under which the Company purchased residential mortgage loans from the customers, with the customer having the right or obligation to repurchase such mortgage loans within a specified period of time. The Company purchased approximately $12,400,000 in original principal amount (the Purchased Loans) at the time of the Chapter 11 filing. The principals of the customer were indicted for fraud in connection with financial improprieties committed.

Various third parties have instituted lawsuits, adversary proceedings or competing bankruptcy claims against the Company claiming an equitable interest in approximately eighteen of the Purchased Loans (approximately $2,100,000 in original principal amount). These third parties consist primarily of title companies, closing attorneys and other closing agents that provided settlement funds in connection with the funding of a borrower's mortgage loan, in many cases, we believe in violation of various "good funds" laws, which typically require a closing agent to wait for receipt of "good funds" prior to disbursement of settlement funds on the origination of a loan. After providing settlement funds, these closing agents discovered that the customer had placed a stop payment on the checks provided to the closing agent to fund the mortgage. To date, the Company has successfully litigated two claims and has reached tentative agreements to settle claims asserted against five others upon terms satisfactory to the Company.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Additionally, certain parties in the chain of title to property securing approximately $2,700,000 of loans, including sellers and prior lien holders, are seeking to void or rescind their transactions on the theory that they never received consideration. The Company has reached tentative agreement to settle 13 of these purchased loans upon terms satisfactory to the Company. These settlements can be consummated once the trustee's claims have been settled as discussed below.

The trustee for the customer received an order from the Bankruptcy Court finding that the Purchased Loans are a part of the estate of the customer. Nevertheless, the trustee and the Company have reached an agreement, approved by the Bankruptcy Court, in which the trustee relinquished any and all claims to approximately $8,300,000 of the loans, in exchange for a fee of approximately 5.8% of the principal balance of the loans. Of the $8,300,000 settled with the trustee, approximately $1,700,000 remains subject to the third party claims discussed above.

The trustee has also filed two separate adversarial actions against the Company. One such action claims the Company does not have a perfected ownership or security interest in 17 of the Purchased Loans. The second adversarial action is in the approximate amount of $6,000,000, claiming preferential payments by the customer to the Company during the 90 days proceeding the filing of bankruptcy. These payments were funds returned by the customer's escrow agent to the Company for funds the Company paid for the purchase of customer loans which did not close.

The Company believes it has adequate defenses and intends to vigorously defend the actions discussed in the previous five paragraphs. The ultimate legal and financial liability of the Company, if any, in any of these matters cannot be estimated with certainty at this time.

Additionally, the Company has initiated an adversary claim against the depository bank for the customer discussed above. The Company believes that the depository bank bears liability for any loss sustained by the Company as a result of the fraud perpetrated by the customer. The Company also believes that any loss it may sustain as a result of its dealings with the customer are insured. The Company cannot accurately assess at this time whether and to what extent it will receive compensation from any source for any loss it may incur as a result of its relationship with the customer.

Matrix Financial has been named a defendant in an arbitration claim pending before the American Arbitration Association in Denver, Colorado. The claim was filed on May 22, 2002 by a former employee, who was terminated in early 2002. The claimant claims that he was not terminated "for cause," as specified in his employment agreement and has made claims for, among other things, breach of good faith and fair dealing, breach of his employment agreement, back pay and other economic loss, violation of the Colorado wage act and attorneys' fees and costs. Matrix Financial believes it has meritorious defenses to this claim and intends to defend the matter vigorously. The ultimate legal and financial liability, if any, of the Company cannot be estimated with certainty at this time.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


ABS has been named a defendant in an action filed in the Superior Court of Arizona, Maricopa County on June 3, 2002 by a former employee. The former employee claims that she is entitled to approximately $450,000 in commissions owed to her at the time of termination of her employment. She has also made claims under the Arizona wage act and for an award of her attorneys' fees. ABS believes it has meritorious defenses to this claim and intends to defend the matter vigorously. The ultimate legal and financial liability, if any, of the Company cannot be estimated with certainty at this time.

Related Party Transactions

From time to time, Matrix Financial has originated mortgage loans to various employees, including executive officers of the Company. These mortgage loans generally are sold to third party investors on a servicing released basis within 30 to 60 days after closing, and are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 2002, the Company had approximately $424,000 of closed mortgage loans, and $0 of commitments for mortgage loans to related parties.

In June of 2002, the Company accepted the resignation of Guy A. Gibson as the President and Chief Executive Officer of the Company. Mr. Gibson is still serving on the Board of Directors of the Company and is providing ongoing consulting services to the Company. Under the terms of a Consulting Agreement entered into with Mr. Gibson, the Company paid Mr. Gibson $250,000 in 2002 for his consulting services. The expense is recorded in compensation and employee benefits expense in the consolidated statements of operations.

16. Defined Contribution Plan

The Company has a 401(k) defined contribution plan (Plan) covering all employees who have elected to participate in the Plan. Each participant may make pre-tax contributions to the Plan up to 25% of such participant's earnings with a maximum of $11,000 in 2002. The Company makes a matching contribution of 50% of the first 6% of the participant's compensation deferred of the participant's total contribution. Matching contributions made by the Company vest over five years. The Company contributed approximately $716,000, $298,000 and $261,000 during the years ended December 31, 2002, 2001 and 2000, respectively, and was recorded in compensation and employee benefits expense in the consolidated statements of operations.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



17. Fair Value of Financial Instruments

The carrying amounts and estimated fair value of financial instruments are as follows:

                                                               December 31,
                                                       2002                      2001
                                            ------------------------------------------------------
                                                           Estimated                  Estimated
                                              Carrying       Fair        Carrying       Fair
                                               Amount        Value        Amount        Value
                                            ------------------------------------------------------
                                                               (In thousands)
Financial assets:
   Cash and cash equivalents                $     62,412  $    62,412   $   84,465    $   84,465
   Securities                                     29,073       29,073        6,963         6,963
   Loans held for sale, net                    1,107,926    1,112,841    1,149,539     1,152,931
   Loans held for investment, net                285,891      290,084      191,161       191,661
   FHLB stock                                     30,379       30,379       18,181        18,181
Financial liabilities:
   Deposits                                      933,957      936,809      866,235       869,215
   Custodial escrow balances                     151,790      151,790      129,665       129,665
   Payable for purchase of MSRs                      782          782        4,738         4,738
   FHLB borrowings                               385,785      400,418      303,361       309,931
   Borrowed money and guaranteed preferred
     beneficial interests                        125,903      126,849      222,032       222,032

The following methods and assumptions were used by the Company in estimating the fair value of the financial instruments:

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, securities, FHLB stock, payable for purchase of MSRs and certain components of borrowed money approximate those assets' and liabilities' fair values based on the nature of the asset or liability.

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

The fair value disclosed for FHLB borrowings is estimated using a discounted cash flow calculation that applies interest rates currently being offered on FHLB borrowings. The fair value for the remainder of borrowed money, which includes the Company's 11.50% senior notes and guaranteed preferred beneficial interests, is based on over the counter market prices, if available.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


The fair value disclosed for demand deposits (e.g., interest and noninterest checking, savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected periodic maturities on time deposits. The component commonly referred to as deposit base intangible, was not estimated at December 31, 2002 and 2001, and is not considered in the fair value amount. The fair value disclosed for custodial escrow balances liabilities (noninterest checking) is, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).

18. Parent Company Condensed Financial Information

Condensed financial information of Matrix Bancorp, Inc. (Parent) is as follows:

                                                                         December 31,
                                                                     2002             2001
                                                              ------------------------------------
                                                                        (In thousands)

Condensed Balance Sheets
Assets:
   Cash                                                              $    854         $    155
   Loans receivable                                                     2,430            3,500
   Other receivables                                                      491                9
   Premises and equipment, net                                            915            1,139
   Other assets                                                         3,046            3,168
   Investment in and advances to subsidiaries                         157,480          151,755
                                                              ------------------------------------
Total assets                                                        $ 165,216        $ 159,726
                                                              ====================================


Liabilities and shareholders' equity:
   Borrowed money and guaranteed preferred beneficial
     interests (a)                                                  $  86,046        $  81,527
   Other liabilities                                                   12,234            6,887
                                                              ------------------------------------
Total liabilities                                                      98,280           88,414
Shareholders' equity:
   Common stock                                                             1                1
   Treasury shares                                                          -                -
   Additional paid-in capital                                          20,375           20,800
   Retained earnings                                                   46,560           50,511
                                                              ------------------------------------
Total shareholders' equity                                             66,936           71,312
                                                              ------------------------------------
Total liabilities and shareholders' equity                         $  165,216        $ 159,726
                                                              ====================================

(a) The Parent's debt is set forth in a table following the condensed statements of cash flows. The Parent also guarantees the revolving warehouse loan agreement and the financing related to charter schools. See Note 10 for additional information regarding the debt.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



                                                                      Years ended December 31,
                                                                2002             2001            2000
                                                     ----------------------------------------------------
                                                                           (In thousands)

       Condensed Statements of Operations
       Income:
          Interest income on inter-company advances
                                                           $    1,232      $      2,395     $     2,202
          Other                                                    57             1,230           1,362
                                                     ----------------------------------------------------
       Total income                                             1,289             3,625           3,564

       Expenses:
          Compensation and employee benefits                    4,584             3,529           3,686
          Occupancy and equipment                                 817               748             674
          Interest on borrowed money                            7,766             8,511           6,923
          Professional fees                                       299               437             510
          Other general and administrative                        943             2,553           2,209
                                                     ----------------------------------------------------
       Total expenses                                          14,409            15,778          14,002
                                                     ----------------------------------------------------

       Loss before income taxes and equity income of
          subsidiaries                                        (13,120)          (12,153)        (10,438)
       Income taxes (b)                                             -                 -               -
                                                     ----------------------------------------------------
       Loss before equity income of subsidiaries              (13,120)          (12,153)        (10,438)
       Equity income of subsidiaries                            9,168            20,665          14,696
                                                     ----------------------------------------------------
       Net (loss) income                                   $   (3,952)     $      8,512     $     4,258
                                                     ====================================================

(b) The Company's tax sharing agreement with its subsidiaries provides that the subsidiaries will pay the Parent an amount equal to its individual current income tax (benefit) provision calculated on the basis of the subsidiary filing a separate return. In the event a subsidiary incurs a net operating loss in future periods, the subsidiary will be paid an amount equal to the current income tax refund the subsidiary would be due as a result of carry-back of such loss, calculated on the basis of the subsidiary filing a separate return. Accordingly, the Parent's condensed statements of operations do not include any income tax benefit for the current losses.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


                                                            Years ended December 31,
                                                     2002             2001              2000
                                              ------------------------------------------------------
                                                                 (In thousands)

Condensed Statements of Cash Flows
   Operating activities:
   Net (loss) income                            $        (3,952)  $        8,512   $        4,258

   Adjustments to reconcile  net (loss)
     income to net cash  provided (used) by
     operating activities:
       Equity income of subsidiaries                    (9,168)          (20,665)         (14,696)
       Dividend from subsidiaries                        8,485            11,996            6,509
       Depreciation and amortization                       757               703              621
       Unrealized gain (loss) on securities
         available for sale                                  1              (794)             819
       Loss on sublease                                    700                 -                -
       Gain on sale of building                              -                 -             (823)
       Increase (decrease) in other
         liabilities                                     4,647              (888)           3,800
       Decrease (increase) in other
         receivables and other assets                      534            (3,133)           1,459
                                              ------------------------------------------------------
Net cash provided (used) by operating
   activities                                            2,004            (4,269)           1,947

Investing activities:
   Purchases of premises and equipment                    (274)             (606)            (457)
   Proceeds from sale of building                            -                 -            2,191
   Investment in and advances to subsidiaries           (5,042)          (19,331)           1,722
                                              ------------------------------------------------------
Net cash (used) provided by investing
   activities                                           (5,316)          (19,937)           3,456


Financing activities:
   Repayments of notes payable and revolving
     line of credit                                    (34,877)          (49,437)         (39,554)
   Proceeds from notes payable and revolving
     line of credit                                     34,396            43,250           35,700
   Shares repurchased                                     (726)             (746)          (1,775)
   Proceeds from junior subordinated                                                            -
     debentures                                          4,917            30,977
   Proceeds from issuance of common stock
                                                           301               317              224
                                              ------------------------------------------------------
Net cash provided (used) by financing
   activities                                            4,011            24,361           (5,405)
                                              ------------------------------------------------------
Increase (decrease) in cash                                699               155               (2)
Cash at beginning of year                                  155                 -                2
                                              ------------------------------------------------------
Cash at end of year                             $          854    $          155   $            -
                                              ======================================================


                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Parent Company Debt is set forth below:

                                                                           December
                                                                     2002             2001
                                                              ------------------------------------
                                                                        (In thousands)

Senior notes                                                   $        9,545    $       10,455
Bank stock loan                                                         7,501             8,572
                                                              ------------------------------------
Total term notes                                                       17,046            19,027
Bank stock revolving line of credit                                         -             3,000
Guaranteed preferred beneficial interests                              64,500            59,500
Other                                                                   4,500                 -
                                                              ------------------------------------
Total debt                                                     $       86,046    $       81,527
                                                              ====================================

As of December 31, 2002, the maturities of debt are as follows:

                                                     (In thousands)

2003                                                  $   1,428
2004                                                      6,073
2005                                                      9,545
Thereafter                                               69,000
                                                  ----------------------
                                                      $  86,046
                                                  ======================

19. Selected Quarterly Financial Data (Unaudited)

                                                                         2002
                                           -----------------------------------------------------------------
                                                Fourth          Third           Second          First
                                               Quarter         Quarter         Quarter         Quarter
                                           -----------------------------------------------------------------
                                                           (In thousands except share data)

        Operations
        Net interest income before
           provision for loan and
           valuation losses                     $   12,721     $   12,576       $   12,279      $   11,623
        Provision for loan and valuation
           losses                                      392          1,308              642           1,058
        Noninterest income                          26,992         23,875           23,497          23,426
        Noninterest expense                         42,405         44,378           34,182          30,893
                                           -----------------------------------------------------------------
        (Loss) income before income taxes           (3,084)        (9,235)             952           3,098
        (Benefit) provision for income
           taxes                                    (1,391)        (4,034)              48           1,060
                                           -----------------------------------------------------------------
        Net (loss) income                       $   (1,693)    $   (5,201)      $      904      $    2,038
                                           =================================================================

        Net (loss) income per share data
                                           -----------------------------------------------------------------
        Basic                                   $    (0.26)    $    (0.81)      $     0.14      $     0.31

                                           =================================================================
        Diluted                                 $    (0.26)    $    (0.81)      $     0.14      $     0.31
                                           =================================================================

        Balance Sheet
        Total assets                            $1,702,000     $1,778,000       $1,623,000      $1,570,000
        Total loans, net                         1,394,000      1,450,000        1,304,000       1,210,000
        Shareholders' equity                        67,000         68,000           74,000          73,000


                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)




                                                                         2001
                                           -----------------------------------------------------------------
                                                Fourth          Third           Second          First
                                               Quarter         Quarter         Quarter         Quarter
                                           -----------------------------------------------------------------
                                                           (In thousands except share data)

        Operations
        Net interest income before
           provision for loan and              $   11,379      $    9,335       $  11,133      $    8,663
           valuation losses
        Provision for loan and valuation
           losses                                     830             648             526             976
        Noninterest income                         28,679          22,500          21,951          18,386
        Noninterest expense                        32,668          30,415          30,006          22,810
                                           -----------------------------------------------------------------
        Income before income taxes                  6,560             772           2,552           3,263
        Provision for income taxes                  2,255             144             924             952
        Less cumulative effect of a change
           in accounting principle, net of
           tax benefit                                  -               -               -             360
                                           -----------------------------------------------------------------
        Net income                             $    4,305      $      628       $   1,628      $    1,951
                                           =================================================================

        Net Income per share data
        Basic before accounting change         $     0.66      $     0.10       $    0.25      $     0.30
        Cumulative effect of a change in
           accounting principle                         -               -               -            0.05
                                           -----------------------------------------------------------------
        Basic                                  $     0.66      $     0.10       $    0.25      $     0.30
                                           =================================================================
        Diluted before accounting change             0.66            0.10            0.34            0.34
        Cumulative effect of a change in
           accounting                                   -               -               -            0.05
                                           -----------------------------------------------------------------
        Diluted                                $     0.66      $     0.10       $    0.25      $     0.29
                                           =================================================================

        Balance Sheet
        Total assets                           $1,647,000      $1,530,000       $1,685,000     $1,692,000
        Total loans, net                        1,341,000       1,256,000        1,387,000      1,455,000
        Shareholders' equity                       71,000          67,000           66,000         65,000


                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


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

The most significant assets which remain from the Harbor transactions are the FHA/VA loans with a balance of $18,102,000 and $50,397,000 at December 31, 2002 and 2001, respectively. Because the principal and interest is largely insured or guaranteed by the federal government at a stated debenture rate, the Company continues to accrue interest on the loans. However, both the interest and advances made on the loans are subject to certain curtailments. The interest and advances are analyzed quarterly by the Company for collectibility.

21. Transactions with Island Mortgage Network

In 2000, the Company provided Island Mortgage Network (Island), a New York mortgage banking entity, with a purchase/repurchase facility under which the Company purchased residential mortgage loans from Island, with Island having the right or obligation to repurchase such mortgage loans within a specified period of time. In June 2000, Island breached terms of its agreement with the Company and, in October 2000, Island filed for bankruptcy. At the time of the bankruptcy, the Company had approximately $12,400,000 of loans that it had acquired from Island. At December 31, 2002, relating to $2,000,000 of the loans, there have been lawsuits initiated by third parties alleging a competing interest in the loans. With respect to an additional $2,700,000 of loans, the Company believes that the loans were never closed with good funds. As of December 31, 2002 and 2001, the Company had $7,500,000 and $10,100,000,
respectively, of loans and receivables originated by Island. The Company has an allowance for loan losses for these loans and receivables of approximately $2,300,000 and $2,900,000 as of December 31, 2002 and 2001, respectively.

22. Segments of the Company and Related Information

The Company has four reportable segments under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information": a traditional banking subsidiary, a mortgage banking subsidiary, two servicing brokerage and consulting subsidiaries and a school services subsidiary. The traditional banking subsidiary provides deposit and lending services to its customers and also makes investments in residential mortgage loans. The mortgage banking subsidiary originates residential mortgage loans through its wholesale loan origination offices, as well as acquires residential MSRs and services the

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


mortgage loans underlying those MSRs. The servicing brokerage subsidiaries offer brokerage and consulting services for residential MSRs and brokerage services for whole loan activities, retail and fixed income activities, and SBA loans and securities. The school services subsidiary provides outsourced business and consulting services, as well as financing to charter schools. The remaining subsidiaries are included in the "all other" category for purposes of Statement No. 131 disclosures and consist primarily of the Company's trust operations, real estate disposition services and the Parent company operations.

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



For the years ended December 31:

                                                        Servicing
                           Traditional    Mortgage    Brokerage and     School
                             Banking      Banking      Consulting      Services    All Others      Total
                          -----------------------------------------------------------------------------------
                                                            (In thousands)
2002
Revenues from external
   customers:
     Interest income        $   55,172    $   27,858  $      123       $    6,823  $      501    $   90,477
     Noninterest income          4,677        66,595       9,273            6,445      10,420        97,410

Intersegment revenues           19,167         3,694       1,192               11       2,260        26,324

Interest expense                31,037        19,723         154            2,771     (12,407)       41,278

Depreciation/amortization          602        25,433         109            1,405       1,383        28,932

Segment income (loss)
   before income taxes          20,081       (10,621)      2,311           (6,736)    (13,304)       (8,269)

Segment assets (a)           1,556,268       527,328       7,209           70,237      50,842     2,211,884
2001
Revenues from external
   customers:
     Interest income        $    67,752   $   30,602   $      14       $    6,854   $     175    $  105,397
     Noninterest income          9,652        64,019       3,658            7,252       7,125        91,706

Intersegment revenues           20,821         4,418       2,345                -       3,346        30,930

Interest expense                51,008        23,548          85            4,931     (14,685)       64,887

Depreciation/amortization          489        23,013         124              360         992        24,978

Segment income (loss)
   before income taxes          21,529         7,803      (1,406)          (1,177)    (13,412)       13,337

Segment assets (a)           1,410,072       669,317       6,506           78,131      57,367     2,221,393
2000
Revenues from external
   customers:
     Interest income        $   86,535    $    5,973  $       11       $    4,691  $      176    $   97,386
     Noninterest income          9,144        27,430       8,214            4,240       9,764        58,792

Intersegment revenues            3,620         5,746         220                -       2,233        11,819

Interest expense                47,978         8,296           7            4,413       6,907        67,601

Depreciation/amortization        2,447         8,469         164              269       1,085        12,434

Segment income (loss)
   before income taxes          17,170         2,209       1,542           (4,019)    (10,401)        6,501

Segment assets (a)           1,286,971       259,726       2,628           62,245      30,394     1,641,964

(a) See reconciliation to total consolidated assets in the following table.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



                                                            2002             2001              2000
                                                     ------------------------------------------------------
                                                                        (In thousands)

Revenues for year ended December 31:
Interest income for reportable segments                $       89,976     $     105,222       $   97,210
Noninterest income for reportable segments                     86,990            84,581           49,028
Intersegment revenues for reportable segments                  24,064            27,584            9,586
Other revenues                                                 13,181            10,646           12,173
Elimination of intersegment revenues                          (26,324)          (30,930)         (11,819)
                                                     ------------------------------------------------------
Total consolidated revenues                            $      187,887     $     197,103       $  156,178
                                                     ======================================================

(Loss) income for year ended December 31:
Total profit for reportable segments                   $        5,035     $      26,749       $   16,902
Other loss                                                    (12,664)          (13,339)         (10,914)
Elimination of intersegment profit (loss)                        (640)              (73)             513
                                                     ------------------------------------------------------
(Loss) income before income taxes                      $       (8,269)    $      13,337       $    6,501
                                                     ======================================================

Assets as of December 31:
Total assets for reportable segments                   $    2,161,042     $   2,164,026       $1,611,570
Other assets                                                   50,842            57,367           30,394
Elimination of intersegment receivables                      (497,514)         (563,304)        (215,998)
Other intersegment eliminations                               (12,773)          (11,149)          (7,193)
                                                     ------------------------------------------------------
Total consolidated assets                              $    1,701,597     $   1,646,940       $1,418,773
                                                     ======================================================

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Other Significant Items for the year ended December 31:


                                                       2002                2001                2000
                                                     ------------------------------------------------------
                                                                      (In thousands)


Depreciation/amortization expense:
   Segment totals                                     $  27,549         $  23,986         $  11,349
   Intersegment adjustments                               1,383               992             1,085
                                                     ------------------------------------------------------
Consolidated totals                                   $  28,932         $  24,978         $  12,434
                                                     ======================================================

Interest expense:
   Segment totals                                     $  53,685         $  79,572         $  60,694
   Intersegment adjustments                             (12,407)          (14,685)            6,907
                                                     ------------------------------------------------------
Consolidated totals                                   $  41,278         $  64,887         $  67,601
                                                     ======================================================

