Form 10-Q
period 2003-03-31
MATRIX BANCORP INC
filed 2003-05-02
CIK 944725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

     Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on April 30, 2003 was 6,491,043 shares.

                                TABLE OF CONTENTS




                         PART I - Financial Information

ITEM 1.       Financial Statements

              Condensed Consolidated Balance Sheets
                     March 31, 2003 (unaudited) and December 31, 2002..................................3

              Condensed Consolidated Statements of Operations
                     Quarters ended March 31, 2003 and 2002 (unaudited)................................4

              Condensed Consolidated Statements of Shareholders' Equity
                     Three months ended March 31, 2003 and 2002 (unaudited)............................5

              Condensed Consolidated Statements of Cash Flows
                     Nine months ended March 31, 2003 and 2002 (unaudited).............................6

              Notes to Condensed Consolidated Financial Statements (unaudited).........................7

ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations.................................................................15

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk..............................24

ITEM 4.       Controls and Procedures.................................................................24


                           PART II - Other Information


ITEM 1.       Legal Proceedings.......................................................................24

ITEM 6.       Exhibits and Reports on Form 8-K........................................................26

SIGNATURES............................................................................................27

CERTIFICATIONS........................................................................................28



                         Part I - Financial Information

Item 1.   Financial Statements

                      Matrix Bancorp, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                                        March 31,          December 31,
                                                                                          2003                 2002
                                                                                    ------------------   ------------------
Assets                                                                                     (Unaudited)

Cash and cash equivalents .......................................................  $         58,883     $         58,725
Interest-earning deposits and federal funds sold.................................             2,100                3,687
Securities available for sale....................................................            59,679               29,073
Loans held for sale, net.........................................................         1,088,521            1,107,926
Loans held for investment, net...................................................           287,865              285,891
Mortgage servicing rights, net...................................................            57,012               63,200
Other receivables ...............................................................            51,460               54,811
Federal Home Loan Bank stock, at cost............................................            30,469               30,379
Foreclosed real estate...........................................................             6,824                8,343
Premises and equipment, net......................................................            25,071               27,705
Other assets, net................................................................            29,591               31,857
                                                                                    ------------------   ------------------
Total assets.....................................................................  $      1,697,475     $      1,701,597
                                                                                    ==================   ==================

Liabilities and shareholders' equity
Liabilities:
   Deposits......................................................................  $        945,627     $        933,957
   Custodial escrow balances.....................................................           148,149              151,790
   Draft payable.................................................................            10,629                7,097
   Payable for purchase of mortgage servicing rights.............................               733                  782
   Federal Home Loan Bank borrowings.............................................           378,265              385,785
   Borrowed money................................................................            54,673               61,403
   Guaranteed preferred beneficial interests.....................................            64,500               64,500
   Other liabilities.............................................................            18,367               22,575
   Income taxes payable and deferred income tax liability........................             7,676                6,772
                                                                                    ------------------   ------------------
Total liabilities................................................................         1,628,619            1,634,661
                                                                                    ------------------   ------------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $.0001; authorized 5,000,000 shares; no shares
     outstanding.................................................................             -                    -
   Common stock, par value $.0001; authorized 50,000,000 shares; issued and outstanding 6,491,043 and 6,489,543 shares at March 31, 2003 and December
     31, 2002, respectively......................................................                 1                    1
   Additional paid in capital....................................................            20,387               20,375
   Retained earnings.............................................................            48,446               46,534
   Accumulated other comprehensive income........................................                22                   26
                                                                                    ------------------   ------------------
Total shareholders' equity.......................................................            68,856               66,936
                                                                                    ------------------   ------------------
Total liabilities and shareholders' equity.......................................  $      1,697,475     $      1,701,597
                                                                                    ==================   ==================

See accompanying notes.

                      Matrix Bancorp, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                (Dollars in thousands, except share information)
                                   (Unaudited)


                                                                                                       Quarter Ended
                                                                                                         March 31,
                                                                                                   2003             2002
                                                                                              ---------------------------------
    Interest income
    Loans and securities......................................................................$     20,317     $     22,571
    Interest-earning deposits.................................................................         276              243
                                                                                              ---------------- ----------------
    Total interest income.....................................................................      20,593           22,814
                                                                                              ---------------- ----------------

    Interest expense
    Deposits..................................................................................       4,023            6,498
    Borrowed money and guaranteed preferred beneficial interests..............................       4,684            4,693
                                                                                              ---------------- ----------------
    Total interest expense....................................................................       8,707           11,191
                                                                                              ---------------- ----------------
    Net interest income before provision for loan and valuation losses........................      11,886           11,623
    Provision for loan and valuation losses...................................................         695            1,058
                                                                                              ---------------- ----------------
    Net interest income after provision for loan and valuation losses.........................      11,191           10,565
                                                                                              ---------------- ----------------

    Noninterest income
    Loan administration.......................................................................       9,390            8,738
    Brokerage.................................................................................       2,340            1,689
    Trust services............................................................................       1,613            1,393
    Real estate disposition services..........................................................       1,364              782
    Gain on sale of loans and securities......................................................         325               --
    Loan origination..........................................................................      13,051            8,172
    School services...........................................................................         616            1,441
    Other.....................................................................................       1,954            1,211
                                                                                              ---------------- ----------------
    Total noninterest income..................................................................      30,653           23,426
                                                                                              ---------------- ----------------

    Noninterest expense
    Compensation and employee benefits........................................................      15,306           14,661
    Amortization of mortgage servicing rights.................................................       8,899            5,873
    Occupancy and equipment...................................................................       2,053            1,689
    Postage and communication.................................................................       1,251            1,140
    Professional fees.........................................................................       1,297              712
    Data processing...........................................................................         730              876
    Other general and administrative..........................................................       9,483            5,942
                                                                                              ---------------- ----------------
    Total noninterest expense.................................................................      39,019           30,893
                                                                                              ---------------- ----------------
    Income before income taxes................................................................       2,825            3,098
    Provision for income taxes................................................................         913            1,060
                                                                                              ---------------- ----------------
    Net income................................................................................$      1,912     $      2,038
                                                                                              ================ ================
    Net income per share - basic..............................................................$        0.30    $       0.31
                                                                                              ================ ================
    Net income per share - assuming dilution..................................................$       0.29     $       0.31
                                                                                              ================ ================

    Weighted average shares - basic...........................................................   6,490,776        6,487,099
                                                                                              ================ ================
    Weighted average shares - assuming dilution...............................................   6,531,406        6,583,159
                                                                                              ================ ================

See accompanying notes.

                      Matrix Bancorp, Inc. and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                 Accumulated
                                               Additional                           Other           Total
                             Common Stock       Paid In    Treasury   Retained   Comprehensive   Shareholders'   Comprehensive
                          -------------------
                           Shares     Amount    Capital     Shares    Earnings      Income         Equity        Income (loss)
                          ---------  -------- -----------  ---------  ---------  -------------   -------------  --------------

Quarter  Ended
March 31, 2003
-----------------------
Balance at
December 31, 2002.......  6,489,543  $    1    $ 20,375   $     -     $ 46,534   $     26         $  66,936

Comprehensive income:
   Net income...........          -       -           -         -        1,912          -             1,912         $  1,912
   Unrealized holding
   loss on securities (1)         -       -           -         -           -          (4)              (4)              (4)
                                                                                                                ------------
Comprehensive income....                                                                                            $  1,908
                                                                                                                ============
Issuance of stock
   related to employee
   stock purchase plan
   and options..........      1,500       -          12          -          -           -               12
                          ---------  --------- ---------  ----------  --------   -----------      ---------
Balance at
March 31, 2003..........  6,491,043  $    1    $ 20,387   $      -    $ 48,446   $     22         $ 68,856
                          =========  ========= =========  ==========  ========   ===========      =========

Quarter Ended
March 31, 2002
------------------------
Balance at
December 31, 2001.......  6,518,604  $    1    $ 20,800   $      -    $ 50,486   $     25         $ 71,312
Comprehensive income:
   Net income...........         -        -          -           -       2,038          -            2,038          $  2,038
   Unrealized losses on
   securities, net of
   reclassification
   adjustment...........         -        -          -           -           -         (5)             (5)               (5)
                                                                                                                ------------
Comprehensive income....                                                                                            $  2,033
                                                                                                                ============
Issuance of stock related
   to employee stock
   purchase plan and
   options..............        700       -           6          -           -           -               6
Shares repurchased......    (66,060)      -          -        (726)          -           -            (726)
Shares retired..........         -        -          -                       -           -               -
                          ---------  --------- ---------  ----------  --------   -----------      ---------
Balance at
March 31, 2002..........  6,453,244  $    1    $ 20,806   $   (726)   $ 52,524   $      20        $ 72,625
                          =========  ========= =========  ==========  ========   ===========      =========


(1) Disclosure of
    reclassification
    amount
    Quarter Ended
    March 31, 2003
------------------------
    Unrealized holding
    gain arising during
    period.............                                                                                             $    (4)
    Less: reclassification
    adjustment of gains
    included in net loss                                                                                                  -
                                                                                                                ------------
    Net unrealized loss on
    securities..........                                                                                            $    (4)
                                                                                                                ============

See accompanying notes.

                      Matrix Bancorp, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                           Quarters Ended
                                                                                              March 31,
                                                                                        2003            2002
                                                                                    -------------- ---------------

Operating activities
Net income .....................................................................   $     1,912    $     2,038
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization................................................         1,067          1,752
   Provision for loan and valuation losses......................................           695          1,058
   Amortization of mortgage servicing rights....................................         8,899          5,873
   Recovery of impairment of mortgage servicing rights..........................             -           (181)
   Gain on sale of loans and securities.........................................          (325)             -
   Loss on sale of foreclosed real estate.......................................            93              -
Changes in assets and liabilities...............................................
   Loans originated for sale, net of loans sold.................................       (15,591)       129,233
   Loans purchased for sale.....................................................      (411,564)       (62,685)
   Proceeds from sale of loans held for sale....................................       338,447         28,977
    Increase in securities held for sale........................................       (30,610)        (4,870)
   Originated mortgage servicing rights, net....................................        (2,277)       (13,681)
   Decrease in other receivables and other assets...............................         5,103         11,811
   Decrease in payable for purchase of mortgage servicing rights................           (49)             -
   (Decrease) increase in other liabilities, income taxes payable and deferred
     income tax liability.......................................................        (3,304)        12,910
                                                                                    -------------- ---------------
            Net cash (used in) provided by operating activities.................      (107,504)       112,235
                                                                                    -------------- ---------------
Investing activities
Loans originated and purchased for investment...................................       (30,075)       (35,582)
Principal repayments on loans...................................................       139,376         78,703
Purchase of Federal Home Loan Bank stock........................................           (90)        (6,303)
Purchases of premises and equipment.............................................           (24)        (1,693)
Acquisition of mortgage servicing rights........................................             -           (801)
Proceeds from sale of premises and equipment....................................         1,671              -
Proceeds from sale of foreclosed real estate....................................         1,426              -
                                                                                    -------------- ---------------
            Net cash provided by investing activities...........................       112,284         34,324
                                                                                    -------------- ---------------
Financing activities
Net increase in deposits........................................................        11,670         31,318
Net decrease in custodial escrow balances.......................................        (3,641)       (13,115)
Decrease in revolving lines and repurchase agreements, net......................       (13,878)      (109,178)
Payments of notes payable.......................................................          (357)             -
Payment of financing arrangements...............................................           (15)           (17)
Treasury shares repurchased.....................................................             -           (726)
Proceeds from issuance of common stock related to employee stock option plan....            12              6
                                                                                    -------------- ---------------
            Net cash used in financing activities...............................        (6,209)       (91,712)
                                                                                    -------------- ---------------
(Decrease) increase in cash and cash equivalents................................        (1,429)        54,847
Cash and cash equivalents at beginning of period................................        62,412         84,460
                                                                                    -------------- ---------------
Cash and cash equivalents at end of period......................................   $    60,983        $139,307
                                                                                    ============== ===============
Supplemental disclosure of cash flow information
Cash paid for interest expense..................................................   $     9,033    $    12,550
                                                                                    ============== ===============
Cash paid (received) for income taxes...........................................   $        61    $    (2,980)
                                                                                    ============== ===============


See accompanying notes.

                      Matrix Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Matrix Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation have been included. For discussion of our organization and business, the accounting policies we follow and further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002. This quarterly report should be read in conjunction with that annual report.

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

Stock-Based Compensation

At March 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 14 to the audited financial statements in Form 10-K for December 31, 2002. We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS 123, "Accounting for Stock-Based Compensation" established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plan. As allowed by SFAS 123 (and SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123"), we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS
123. Accordingly, we do not recognize compensation expense for our stock-based plan, as we do not issue options at exercise prices below the market value at the date of the grant. Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                                   Quarter Ended March 31,
                                                                                ------------------------------
                                                                                     2003           2002
                                                                                ------------------------------
                                                                                   (Dollars in thousands)

Net income:
     As reported                                                                  $  1,912        $  2,038

     Deduct: Total stock-based employee compensation expense determined
     under fair value based method for awards, net of related tax effects              (78)            (89)
                                                                                ------------------------------
      Pro forma                                                                   $  1,834        $  1,949
                                                                                ==============================
Income per share:
   Basic, as reported                                                             $   0.30        $   0.31
                                                                                ==============================
   Basic, pro forma                                                               $   0.28        $   0.30
                                                                                ==============================
   Diluted, as reported                                                           $   0.29        $   0.31
                                                                                ==============================
   Diluted, pro forma                                                             $   0.28        $   0.30
                                                                                ==============================



                      Matrix Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

1. Basis of Presentation and Significant Accounting Policies (continued)

Reclassifications

Certain reclassifications have been made to the prior periods' condensed consolidated financial statements and related notes to conform with the current period presentation.

2. Sale of Wholesale Production Platform

On February 28, 2003, Matrix Capital Bank and Matrix Financial Services Corporation entered into a Purchase and Assumption Agreement, as amended ("Purchase Agreement"), to sell substantially all of Matrix Financial's assets associated with its wholesale mortgage origination platform ("Platform"). The purchaser ("Buyer") is a newly formed corporation whose principals are long-time participants in the mortgage banking industry. The Company intends, for the foreseeable future, to retain Matrix Financial's servicing platform and operate it in the ordinary course of business. Included in the sale are the wholesale production offices, the back office personnel that process the loan originations and a significant portion of the corporate operations and personnel. After the sale, our remaining operations will primarily consist of Matrix Financial's mortgage servicing platform and a limited amount of corporate personnel and operations.

The following discussion is a summary of the terms of the sale of the Platform and is not intended to be complete. For a more complete description of the terms of the Purchase Agreement, the reader is invited to review the Purchase Agreement, which was filed as an exhibit to the Company's Current Report on Form 8-K filed March 4, 2003. The first amendment thereto is filed as an exhibit to this report.

The Buyer is not yet licensed to engage in any mortgage banking activities under state or federal law. It was anticipated that it would take approximately six months from execution of the Purchase Agreement for the Buyer to obtain the necessary licensing. Accordingly, Matrix Financial, Matrix Bank and the Buyer desired to structure the transaction in a manner that transferred substantially all the economic risks and benefits of the operation of the Platform during the Transition Period (defined below) to the Buyer, while at the same time having Matrix Financial and Matrix Bank maintain continuous effective control over the operations of the Platform for regulatory purposes. The Purchase Agreement, therefore, contemplates a two-staged closing. The first closing ("Initial Closing Date") occurred on the date the Purchase Agreement was signed and is the effective date for the sale of the fixed assets, and the final or second closing ("Final Closing Date") will occur six months following the Initial Closing Date. The period of operation of the Platform in between the Initial Closing Date and the Final Closing Date is referred to as the "Transition Period."

As Matrix Financial will maintain effective control at all times during the Transition Period, Matrix Financial will continue to be an operating subsidiary of Matrix Bank. The Platform will be operated, for accounting purposes, during the Transition Period as a division of Matrix Financial.

On the Initial Closing Date, the Buyer purchased substantially all of the tangible personal property and intangible property associated with the Platform. There was no gain or loss on the sale of the assets, which had a net book value of $3.3 million. The Buyer additionally has taken or will take, as the case may be, the transfer and assignment of certain contract rights, real property leases and equipment leases from Matrix Financial as soon as the necessary consents were or are obtained.

The parties intend for the Final Closing Date to occur within six months after the Initial Closing Date. At that time, the Buyer will purchase any tangible and intangible personal property of the Platform that is acquired during the Transition Period in the ordinary course of business or otherwise inadvertently not purchased on the Initial

                      Matrix Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

2. Sale of Wholesale Production Platform (continued)

Closing Date (the "Subsequently Acquired Assets"), as well as Matrix Financial's loan files, pipeline applications and sales commitments. Due to the fact the Matrix Financial will maintain effective control of the operation, the effective sale date for accounting purposes will be the Final Closing Date.

The purchase price is determined as follows:

     o The Asset Payment Amount, which is approximately $3.3 million in payment for the tangible and intangible assets of the Platform as of the Initial Closing Date; plus
     o The Subsequently Acquired Assets Payment Amount, which is the book value of the Subsequently Acquired Assets as of the Final Closing Date; plus
     o The Production Premium, which is generally 20 basis points times the original principal balance of all loans originated during the 12 months following the Initial Closing Date at the Matrix Financial loan production offices purchased by Buyer. The Production Premium is "floored" at $4.9 million and is "capped" at $9.1 million plus;
     o The Aggregate Locked Loan Profitability Amount, which pays Matrix Financial one-half of the profit over a specified threshold amount (the threshold being generally 30 basis points) on loans that fund during the first two months after the Initial Closing Date which have resulted from its locked pipeline as of the Initial Closing Date; plus or minus
     o The Transition Period Gain or Loss, which is a mechanism that provides for an approximation of the accounting for the transaction as if the entire sale and transfer occurs on the Initial Closing Date. For example, if the Platform generates a loss during the first month of the six-month Transition Period, then the Buyer is required to fund such loss by paying the loss into an escrow account. If the Platform generates a profit during the first month of the six-month Transition Period, then Matrix Financial is required to pay such profit into an escrow account.

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

The Production Premium will be paid over the 12 months following the Initial Closing Date and the Aggregate Locked Loan Profitability Amount will be paid over the two months following the Initial Closing Date.

The Company estimates that the aggregate sales price for the Platform will be between $8.0 million and $13.0 million.

During the six-month Transition Period, Matrix Financial will lease-back from the Buyer the tangible and intangible assets that have been transferred to Buyer, including any contract rights, real property leases and equipment leases. Lease expense related to the lease-back for the quarter ended March 31, 2003 was approximately $100 thousand.

The operations of the Platform during the six-month Transition Period will be governed by the terms of an Operating Plan, which is incorporated into the Purchase Agreement. The Operating Plan requires Matrix Financial to, among other things, continue to operate the Platform substantially in the manner in which it currently operates and in conformity with its current policies and procedures. Any changes to the Operating Plan must be approved in

                      Matrix Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

2. Sale of Wholesale Production Platform (continued)

advance by an Executive Committee consisting of the following three individuals:
(a) the President of Matrix Bank, (b) the President of Matrix Financial, and (c) another individual selected by the Board of Directors of Matrix Financial. By establishing this structure, the Company believes it will be able to maintain, for regulatory purposes, continuous effective control over the Platform during the six-month Transition Period.

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

3. New Accounting Standards

In November 2002, the Financial Accountings Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an special purpose entity, and guarantees of a company's own performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002, and required disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 8 to the condensed consolidated financial statements included herein and in Note 15 to the Financial Statements filed with the Form 10-K for December 31, 2002. The adoption of the requirements of FIN 45 did not have a material impact on the consolidated financial statements as of or for the quarter ended March 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special

                      Matrix Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

3. New Accounting Standards (continued)

purpose entities), and requires certain additional disclosure with respect to these entities. The provisions of FIN 46 are immediately applicable to variable interest entities created after January 31, 2003 and for entities that existed prior to February 1, 2003. The Company does not expect the requirements of FIN 46 to have a material impact on the consolidated financial statements. The disclosure requirements, as applicable, are included in our condensed consoloidated financial statements and notes hereto.

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

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This amendment to FASB Statement No. 123 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for financial statements of interim or annual periods after December 15, 2002. The Company does not intend, at this time, to change to the fair value method of accounting. The required disclosures of this statement are included in Note 1 to the condensed consolidated financial statements herein and Notes 2 and 14 of the consolidated financial statements filed with the Form 10-K for December 31, 2002 for the Company.

4. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:

                                                                                    Quarter Ended March 31,
                                                                                  2003                    2002
                                                                          ---------------------    -------------------
                                                                                    (Dollars in thousands)

Numerator:
     Net income........................................................      $           1,912         $        2,038
                                                                          =====================    ===================
Denominator:
     Weighted average shares outstanding...............................              6,490,776              6,487,099
     Effect of dilutive securities:....................................
          Common stock options.........................................                 40,630                 96,060
                                                                          ---------------------    -------------------
     Potential dilutive common shares..................................                 40,630                 96,060
                                                                          ---------------------    -------------------
     Denominator for net income per share assuming dilution............              6,531,406              6,583,159
                                                                          =====================    ===================


                      Matrix Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

5. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

                                                                            Quarter Ended           Year Ended
                                                                              March 31,          December 31, 2002
                                                                                2003
                                                                        ----------------------  --------------------
                                                                                      (In thousands)

Mortgage servicing rights
   Balance at beginning of period..................................       $     79,234             $    78,893
   Purchases.......................................................                  -                       -
   Originations....................................................              2,277                  34,511
   Amortization....................................................             (8,899)                (24,176)
   Sales...........................................................                  -                  (9,994)
                                                                        ----------------------  --------------------
Balance before valuation allowance at end of period................             72,612                  79,234
                                                                        ----------------------  --------------------

Valuation allowance for impairment of mortgage servicing rights
Balance at beginning of period.....................................            (14,400)                   (181)
Additions..........................................................                  -                 (14,219)
                                                                        ----------------------  --------------------
Balance at end of period...........................................            (14,400)                (14,400)
                                                                        ----------------------  --------------------

                                                                        ----------------------  --------------------
Valuation allowance for foreclosure costs..........................             (1,200)                 (1,634)
                                                                        ----------------------  --------------------

                                                                        ----------------------  --------------------
Mortgage servicing rights, net.....................................       $     57,012             $    63,200
                                                                        ======================  ====================

The Company's servicing portfolio (excluding subserviced loans), is comprised of the following:

                                                      March 31, 2003                     December 31, 2002
                                              -------------------------------    ----------------------------------
                                                                Principal                             Principal
                                                 Number          Balance             Number            Balance
                                                of Loans       Outstanding          Of Loans         Outstanding
                                              -------------   ---------------    ---------------    ---------------
                                                                     (Dollars in thousands)

Freddie Mac.................................       8,265      $  372,914                9,027      $   417,583
Fannie Mae..................................      26,058       1,737,848               27,678        1,832,276
Ginnie Mae..................................      23,108       1,629,860               25,453        1,823,706
VA, FHA, conventional and other loans.......      12,307       1,090,254               13,489        1,260,062
                                              -------------   ---------------    ---------------    ---------------
                                                  69,738      $4,830,876               75,647      $ 5,333,627
                                              =============   ===============    ===============    ===============

The Company's custodial escrow balances shown in the accompanying condensed consolidated balance sheets at March 31, 2003 and December 31, 2002 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at Matrix Bank, a subsidiary of Matrix Bancorp, in noninterest-bearing accounts. The balance of custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

                      Matrix Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

5. Mortgage Servicing Rights (continued)

The estimated aggregate amortization of our MSR's for each of the next twelve month period ending March 31, 2004, 2005, 2006, 2007 and 2008 is $18,200,000,
$13,700,000, $9,700,000, $7,000,000, and $4,500,000, respectively. The estimated amortization is based on several assumptions as of March 31, 2003 with the most significant being the anticipated prepayment speeds of the underlying mortgages. It is reasonably possible the actual repayment speeds of the underlying mortgage loans may differ materially from the estimated repayment speeds, and thus, the actual amortization may be significantly different than the amounts estimated.

6. Deposits

Deposit account balances are summarized as follows:

                                   March 31, 2003                           December 31, 2002
                         -----------------------------------       -------------------------------------
                                                 Weighted                                    Weighted
                                                 Average                                     Average
                          Amount     Percent        Rate            Amount       Percent        Rate
                         ---------   ---------   -----------       ---------    ----------   -----------
                                                     (Dollars in thousands)

Passbook accounts......  $  5,401        0.57 %        1.31 %      $  5,514          0.59 %        1.95 %
NOW accounts...........   160,099       16.93          0.20         145,465         15.57          0.48
Money market accounts..   381,905       40.39          0.93         334,508         35.82          1.22
                         ---------   ---------   -----------       ---------    ----------   -----------
                          547,405       57.89          0.71         485,487         51.98          1.02
Certificate accounts...   398,222       42.11          2.76         448,470         48.02          3.65
                         ---------   ---------   -----------       ---------    ----------   -----------
                         $945,627      100.00 %        1.65 %      $933,957        100.00 %        2.40 %
                         =========   =========   ===========       =========    ==========   ===========

At March 31, 2003 and December 31, 2002, brokered deposits accounted for approximately $250.5 million and $327.3 million, respectively, of the total certificate accounts shown above.

7.  Federal Home Loan Bank Stock and Borrowings

In connection with Matrix Bank's change in domicile in 2002, Matrix Bank obtains Federal Home Loan Bank (FHLB) advances from FHLB of Topeka, which is the FHLB that serves Denver, Colorado, and utilizes FHLB of Topeka as its primary correspondent bank. This change was approved March 25, 2002. Long-term advances that existed at March 25, 2002 with FHLB of Dallas are still outstanding under their original terms.

The balances of FHLB stock are as follows:

                                                                March 31,            December 31,
                                                                  2003                   2002
                                                           --------------------   --------------------
                                                                         (In thousands)

FHLB of Dallas stock, at cost.........................     $           14,719     $          14,629
FHLB of Topeka stock, at cost.........................                 15,750                15,750
                                                           --------------------   --------------------
  Total FHLB stock....................................     $           30,469     $          30,379
                                                           ====================   ====================

The balances of FHLB borrowings are as follows:
                                                                March 31,            December 31,
                                                                  2003                   2002
                                                           --------------------   --------------------
                                                                         (In thousands)

FHLB of Dallas borrowings.............................     $          147,265     $         147,285
FHLB of Topeka borrowings.............................                231,000               238,500
                                                           --------------------   --------------------
  Total FHLB borrowing................................     $          378,265     $         385,785
                                                           ====================   ====================


                      Matrix Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

7.  Federal Home Loan Bank Stock and Borrowings (continued)

Available unused borrowings from FHLB of Topeka totaled $121.8 million at March 31, 2003.

8. Commitments and Contingencies

At March 31, 2003, the Company had $1.1 billion in pipeline and funded loans offset with mandatory forward commitments of $736.6 million and best effort forward commitments of $110.2 million.

9. Segment Information

                                                                    Servicing
                               Traditional        Mortgage        Brokerage and        School       All Others
                                 Banking           Banking         Consulting         Services                        Total
                               -------------     ------------    ----------------    -----------    -----------     -----------
                                                                       (In thousands)
Quarter ended March 31, 2003:
Revenues from external
customers:
    Interest income.........     $  12,929             6,093        $     36          $    1,459     $      76        $    20,593
    Noninterest income......         1,579            22,152           2,290                 539         4,093             30,653
Intersegment revenues.......         4,131             1,821             381                   3           485              6,821
Segment profit (loss)
  before income taxes.......         5,294             1,692             536             (1,432)        (3,265)             2,825

Quarter ended March 31, 2002:
Revenues from external
customers:
    Interest income.........     $  12,958             8,211        $      2          $    1,550            93        $    22,814
    Noninterest income......         1,649            15,555           1,862               2,110         2,250             23,426
Intersegment revenues.......         5,068               713              --                   3         1,338              7,122
Segment profit (loss)
  before income taxes.......         5,869             1,625              97              (1,756)       (2,737)             3,098


                                                                                  Quarter Ended March 31,
                                                                           --------------------------------------
                                                                                 2003                 2002
                                                                           ------------------    ----------------

Income:
Total income for reportable segments....................................        $      6,090        $      5,835
Other loss..............................................................              (2,993)             (2,707)
Adjustment of intersegment loss in consolidation........................                (272)                (30)
                                                                           ------------------    ----------------
Income before income taxes..............................................        $      2,825        $      3,098
                                                                           ==================    ================



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

The principal components of our revenues consist of:

o    net interest income recorded by Matrix Bank, Matrix Financial and ABS;
o loan origination fees generated by Matrix Financial, and to a lesser extent, Matrix Bank;
o brokerage and consulting fees generated by Matrix Capital Markets and First Matrix;
o    disposition services fees generated by Matrix Asset Management;
o gain on sales of mortgage loans and mortgage servicing rights generated by Matrix Bank and Matrix Financial;
o    loan administration fees generated by Matrix Financial;
o    trust service fees generated by Sterling Trust and Matrix Capital Bank; and
o    school service fees generated by ABS.

Our results of operations are influenced by changes in interest rates, and the effect of these changes on our interest margins, the volume of loan originations, mortgage loan prepayments and the value of mortgage servicing portfolios. Our fee-based businesses are affected to a lesser extent by interest rates and more by competition and general market conditions.

Sale of Wholesale Production Platform

In February 2003, we entered into an agreement to sell our wholesale mortgage origination platform at Matrix Financial. See Note 2 to Condensed Consolidated Financial Statements included herein. The effective sale date for accounting purposes will be the Final Closing Date which is anticipated to be approximately six months after the Initial Closing Date. As of the Initial Closing Date and during the Transition Period, due to our continuing involvement, we will continue to account for the operations of the Platform. At the Final Closing Date the net earnings from the Wholesale Platform will be compared to the purchase price earned through the Transition Period and any difference will be an adjustment to the purchase price and the associated gain or loss will be recorded. We were concerned that over an extended period of time we would find it difficult to compete in this highly competitive industry that generally operates on high volume and low margins. Based on the size of our wholesale production platform, we were required to commit a significant percentage of our capital to a line of business that is fairly cyclical and the earnings were difficult for us to estimate. The decision to sell the platform will allow us to reduce our operational risks and costs associated with the origination platform. We intend to reinvest the liquidity that will be created from the sale into predominately adjustable rate loans, SBA loans and potentially mortgage-backed securities. To the extent that we are not able to reinvest the liquidity in a timely manner, we will experience a decrease in our net interest income. Initially, the liquidity will be used to pay down borrowings from the FHLB or brokered certificates of deposit.

Critical Accounting Policies

The Company and its subsidiaries have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of the Company's consolidated financial statements. The significant accounting policies of the Company are described in Note 2 of the consolidated financial statements on Form 10-K as of December 31, 2002. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgment and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company believes the allowance for loan and valuation losses is a critical accounting policy that requires the most significant judgments, assumptions and estimates used in preparation of its consolidated financial statements. See discussion at "Asset and Liability Management, Analysis of Allowance for Loan and Valuation Losses" in the Form 10-K for December 31, 2002 for a detailed description of the Company's process and methodology related to the allowance for loan and valuation losses.

The Company also considers the valuation of mortgage servicing rights to be a critical accounting policy that requires judgments, assumptions and estimates concerning impairment of their value in certain interest rate environments. See discussion at "Business-- Mortgage Servicing Activities" in the Form 10-K for December 31, 2002 for a detailed discussion of the nature of servicing rights, and see Note 2 of the consolidated financial statements on Form 10-K as of December 31, 2002 for a detailed discussion concerning the valuation of mortgage servicing rights.

The Company also considers the judgments and assumptions concerning litigation as a critical accounting policy. The Company has been notified that we are a defendant in a number of legal proceedings. Most of these cases involve ordinary and routine claims incidental to our business. For a full description of such proceedings, see the Legal Proceedings section in the Form 10-K for December 31, 2002, and additional discussion at Part II. Item I. "--Legal Proceedings" of this Form 10-Q. With respect to all pending litigation matters, our ultimate legal responsibility, if any, cannot be estimated with certainty. Based on the ultimate outcome of such proceedings, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to such proceedings.

Forward-Looking Statements

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "predict," "believe," "plan," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: third party claims or actions in relation to the ongoing or future bankruptcies of the Company's customers; interest rate fluctuations; level of delinquencies; defaults and prepayments; general economic conditions; competition; government regulation; the outcome of pending or possible future litigation; the actions or inactions of third parties, including failure of the Buyer to perform its obligations under the Purchase Agreement (see "Item 1. Business-Sale of Wholesale Production Platform" in the Form 10-K as of December 31, 2002), and actions or inactions of those that are parties to the existing or future bankruptcies of the Company's customers or litigation related thereto; unanticipated developments in connection with the bankruptcy actions or litigation described above, including judicial variation from existing legal precedent and the decision by one or more parties to appeal decisions rendered; the risks and uncertainties discussed elsewhere in the Company's annual report on Form 10-K, filed on March 14, 2003; and in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission ("SEC") on March 14, 2001; and the uncertainties set forth from time to time in the Company's periodic reports, filings and other public statements.

Comparison  of Results of Operations  for the Quarters  Ended March 31, 2003 and
2002

Net Income; Return on Average Equity. For the quarter ended March 31, 2003, we reported net income of $1.9 million, or $0.29 per diluted share, as compared to net income of $2.0 million, or $0.31 per diluted share, for the quarter ended March 31, 2002. Return on average equity was comparable at 11.3% for the quarter ended March 31, 2003 as compared to 11.4% for the quarter ended March 31, 2002.

Net Interest Income. Net interest income before provision for loan and valuation losses increased $300 thousand, or 2.3%, to $11.9 million for the quarter ended March 31, 2003 as compared to $11.6 million for the quarter ended March 31, 2002. The increase is despite the fact that our net interest margin decreased 21 basis points (equivalent to 0.0021 percentage points) to 3.24% for the quarter ended March 31, 2003 from 3.45% for the quarter ended March 31, 2002, and interest rate spread decreased to 2.88% for the quarter ended March 31, 2003 from 3.01% for the quarter ended March 31, 2002. The increase in net interest income before provision for loan valuation losses was primarily due to a 104 basis point decrease in the cost of our interest-bearing liabilities, driven by decreases in interest rates, which effect was offset slightly by an increase in our average interest-bearing liabilities to $1.3 billion for the quarter ended March 31, 2003 from $1.2 billion for the quarter ended March 31, 2002. The interest rate on short-term borrowings fluctuates with the federal funds rate, which remain at 40-year lows. The effects of the decrease in our cost of interest-bearing liabilities was partially offset by a decrease in the yield earned on our average loan portfolio to 5.77% for the quarter ended March 31, 2003 as compared to 6.96% for the quarter ended March 31, 2002. This decrease, however, was slightly offset by a small increase in our average noninterest-bearing deposits between the two comparable quarters, combined with a slight increase in our average interest-earning assets to $1.5 billion for the quarter ended March 31, 2003 as compared to $1.4 billion for the quarter ended March 31, 2002.

For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities, as well as changes in interest rates, see "Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. The provision for loan and valuation losses decreased $400 thousand to $700 thousand for the quarter ended March 31, 2003 as compared to $1.1 million for the quarter ended March 31, 2002. The decrease in the provision was mainly due to incremental charge-offs recorded at ABS School Services in the quarter ended March 31, 2002 which were not present in the quarter ended March 31, 2003. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "Asset Quality--Nonperforming Assets."

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees, gains on sales of repurchased Federal Housing Administration (FHA) and Veteran's Administration
(VA) loans and other ancillary charges. Loan administration fees increased $650 thousand, or 7.5%, to $9.4 million for the quarter ended March 31, 2003 as compared to $8.7 million for the quarter ended March 31, 2002. The increase includes gains on sale of previously repurchased FHA and VA loans of $3.1 million for the quarter ended March 31, 2003 as compared to $1.8 million for the quarter ended March 31, 2002. Gains on sale of previously repurchased FHA and VA loans relate to delinquent loans which are purchased out of loan pools on which the Company acts as servicer and then resells into the secondary market. Loan service fees are also affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio decreased, with an average balance of $5.1 billion for the quarter ended March 31, 2003 as compared to an average balance of $5.8 billion for the quarter ended March 31, 2002. The decrease in portfolio size was offset by a slight increase in the average service fee rate (including all ancillary income) to 0.49% for the first quarter of 2003 as compared to 0.48% for the first quarter of 2002. The decrease in the servicing portfolio and corresponding service fees is due to the Company's decision in the third quarter of 2002 to begin to sell the majority of its newly originated servicing under an assignment of trade contract. In the near term, the Company anticipates it will continue to sell the majority of its newly originated servicing. As a result, the Company anticipates loan administration fees to decrease as its servicing portfolio decreases through normal prepayments.

Loan Origination. Loan origination income includes all mortgage loans fees, secondary marketing activity on new loan originations and servicing released premiums on new originations sold, net of origination costs. Loan origination income increased $4.9 million, or 59.7%, to $13.1 million for the quarter ended March 31, 2003 as compared to $8.2 million for the quarter ended March 31, 2002. The increase in loan origination income resulted from an increase in our wholesale originations to $1.2 billion for the quarter ended March 31, 2003 as compared to $874.2 million for the quarter ended March 31, 2002; an increase in sales of our wholesale production to $1.2 billion during the quarter ended March 31, 2003 as compared to $1.0 billion during the quarter ended March 31, 2002; and an increase in the net income spread to 82.7 basis points for the quarter ended March 31, 2003 as compared to 54.6 basis points for the quarter ended
March 31, 2002. The increase in net income spread is a result of the effectiveness in the loan origination hedging program during the quarter ended March 31, 2003, and the overall market conditions. See Note 2 to the condensed consolidated financial statements herein for a discussion of the Sale of the Wholesale Production Platform.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage servicing rights, as well as brokerage income earned from whole loan activities, retail and fixed income activities and Small Business Administration (SBA) trading fees. Brokerage fees increased $600 thousand, or 38.6%, to $2.3 million for the quarter ended March 31, 2003 as compared to $1.7 million for the quarter ended March 31, 2002. The increase was the result of a strong quarter at First Matrix Investment Services Corp. where revenue increased to $1.1 million for the quarter ended March 31, 2003 from $500 thousand for the quarter ended March 31, 2002, as a result of the Company's focus on the acquisition, pooling and selling of SBA loans and securities as well as increased retail brokerage activity.

Trust Services. Trust service fees increased $200 thousand, or 15.8%, to $1.6 million for the quarter ended March 31, 2003 as compared to $1.4 million for the quarter ended March 31, 2002. Trust accounts under administration at Sterling Trust and Matrix Capital Bank increased to 46,651 at March 31, 2003 from 41,958 at March 31, 2002 and total assets under administration increased to over $8.5 billion at March 31, 2003 from $6.0 billion at March 31, 2002. Most of the growth is driven by business referred to Matrix Bank's trust department by Matrix Settlement & Clearance Services.

Real Estate Disposition Services. Real estate disposition services represents fees earned by Matrix Asset Management for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions. Real estate disposition services income increased $600 thousand, or 74.6%, to $1.4 million for the quarter ended March 31, 2003 as compared to $800 thousand for the quarter ended March 31, 2002. The increase is due to an increase in the number of properties closed during the quarter ended March 31, 2003, which was 778, an increase of 81.8% when compared to the quarter ended March 31, 2002. The increase is due to new clients obtained as a result of prior marketing efforts. Properties under management were 2,142 at March 31, 2003 as compared to 1,588 at March 31, 2002.

Gain on Sale of Loans and Securities. Gain on sale of loans and securities increased to $325 thousand for the quarter March 31, 2003 as compared to $0 for the quarter ended March 31, 2002. Gain on sale of loans and securities can fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, and as market conditions dictate, the particular loan portfolios we elect to sell.

School Services. School services income represents fees earned by ABS for outsourced business and consulting services provided primarily to charter schools. School services income decreased $800 thousand or 57.2% to $600 thousand for the quarter ended March 31, 2003 as compared to $1.4 million for the quarter ended March 31, 2002. The decrease is due to a decrease in the number of core business service clients at March 31, 2003. We have made the strategic decision to focus our efforts on servicing our existing clients and to concentrate our marketing efforts in our current market. We do not anticipate a significant increase in school services income for the coming year.

Other Income. Other income increased $700 thousand to $1.9 million for the quarter ended March 31, 2003 as compared to $1.2 million for the quarter ended March 31, 2002. Other income includes service and ATM fees, rental income, structured finance trading activities, along with other miscellaneous income. Increases in the current quarter is due to increased ATM fee income at Matrix Bank, increased rental income from real estate properties rented and/or leased, and increased equity investment in our 45% owned subsidiary, Matrix Settlement and Clearance Services.

Noninterest Expense. Noninterest expense increased $8.1 million, or 26.3%, to $39.0 million for the quarter ended March 31, 2003 as compared to $30.9 million for the quarter ended March 31, 2002. This increase was predominantly due to increases in the amortization of mortgage servicing rights asset and increases in other general and administrative expenses.

The following table details the major components of noninterest expense for the periods indicated:
                                                    Quarters Ended
                                                       March 31,
                                            ---------------------------------
                                                2003               2002
                                            ---------------    --------------
                                                        (In thousands)

     Compensation and employee benefits.... $      15,306     $      14,661
     Amortization of mortgage servicing
     rights................................         8,899             5,873
     Occupancy and equipment...............         2,053             1,689
     Postage and communication.............         1,251             1,140
     Professional fees.....................         1,297               712
     Data processing.......................           730               876
     Other general and administrative......         9,483             5,942
                                            ---------------    --------------
         Total............................. $      39,019     $      30,893
                                            ===============    ==============

Compensation and employee benefits expense increased $600 thousand, or 4.4%, to $15.3 million for the quarter ended March 31, 2003 as compared to $14.7 million for the quarter ended March 31, 2002. This increase was primarily due to increased costs associated with incentive and commission pay, consistent with the increase in revenues, offset by slight decreases in salaries and medical benefits expense associated with the reduced number of employees. The Company experienced an overall decrease of 26 employees to 919 employees at March 31, 2003 as compared to 945 employees at March 31, 2002. Included in the employees at March 31, 2003 are approximately 346 employees who we anticipate that the Buyer of the production platform will hire, thereby reducing our employee count to approximately 600 as of the Final Closing Date. See Note 2 to the condensed consolidated financial statements herein for a discussion of the Sale of the Wholesale Production Platform.

Amortization of mortgage servicing rights increased $3.0 million or 51.5% to $8.9 million for the quarter ended March 31, 2003 as compared to $5.9 million for the quarter ended March 31, 2002. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the continued low interest rates prevalent in the market, prepayment speeds on our servicing portfolio increased to an average of 31.6% for the quarter ended March 31, 2003 as compared to 21.6% for the quarter ended March 31, 2002. Additionally, the average balance in our mortgage servicing rights decreased to $5.1 million at March 31, 2003 as compared to $5.8 million at March 31, 2002.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other general and administrative expenses, increased approximately $4.5 million, or 43.0%, to $14.8 million for the quarter ended March 31, 2003 as compared to $10.3 million for the quarter ended March 31, 2002. The increase was primarily due to an increase in subaccounting fees paid by Matrix Bank to third parties and an increase in reserves related to both production and servicing related assets.

Provision for Income Taxes. Provision for income taxes decreased by $150 thousand to $900 thousand for the quarter ended March 31, 2003 as compared to $1.1 million for the quarter ended March 31, 2002. Our effective tax rate was 32.3% for the quarter ended March 31, 2003 as compared to 34.2% for the quarter ended March 31, 2002. The effective tax rates are affected by the level of tax-exempt income at ABS in proportion to the level of net income.

Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Average interest rate information for the quarters ended March 31, 2003 and 2002 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

                                                                                    Quarters Ended
                                                                                      March 31,
                                                   ---------------------------------------------------------------------------------
                                                                   2003                                       2002
                                                   -------------------------------------      --------------------------------------
                                                     Average                     Average         Average                   Average
                                                     Balance        Interest      Rate           Balance       Interest      Rate
                                                   -------------   -----------   -------      --------------  -----------  ---------
Assets
Interest-earning assets:
  Loans receivable...........................  $  1,392,723      $   20,101      5.77 %     $   1,289,945    $  22,442       6.96 %
  Securities.................................        25,576             216      3.38              10,035          129       5.14
  Interest-earning deposits..................        19,267              50      1.04              28,966           99       1.37
  Federal Home Loan Bank stock...............        30,380             226      2.98              18,827          144       3.06
                                                 -------------   -----------   -------      --------------  -----------  ---------
    Total interest-earning assets............     1,467,946          20,593      5.61           1,347,773       22,814       6.77

Noninterest-earning assets:
  Cash.......................................        43,808                                        31,794
  Allowance for loan and valuation losses....        (9,187)                                       (9,455)
  Premises and equipment.....................        26,816                                        13,672
  Other assets...............................       151,891                                       171,297
                                                 -------------                              --------------
    Total noninterest-earning assets.........       213,328                                       207,308
                                                 -------------                              --------------

    Total assets.............................  $  1,681,274                                 $   1,555,081
                                                 =============                              ==============

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Passbook accounts..........................  $      5,494              18      1.31 %     $       4,638           27       2.33 %
  Money market and NOW accounts ............        354,669             908      1.02             260,079        1,086       1.67
  Certificates of deposit....................       449,421           3,097      2.76             511,967        5,385       4.21
  Federal Home Loan Bank borrowings..........       334,045           2,239      2.68             255,449        1,972       3.09
  Borrowed money and guaranteed
    preferred beneficial interests...........       130,000           2,445      7.52             156,719        2,721       6.94
                                                 -------------   -----------   -------      --------------  -----------  ---------
    Total interest-bearing liabilities.......     1,273,629           8,707      2.73           1,188,852       11,191       3.77
                                                 -------------   -----------   -------      --------------  -----------  ---------

Noninterest-bearing liabilities:
  Demand deposits (including
    custodial escrow balances)...............       312,015                                       253,580
  Other liabilities..........................        27,867                                        40,987
                                                 -------------                              --------------
    Total noninterest-bearing liabilities           339,882                                       294,567
Shareholders' equity.........................        67,763                                        71,662
                                                 -------------                              --------------

Total liabilities and shareholders' equity...  $  1,681,274                                 $   1,555,081
                                                   =============                              ==============

Net interest income before provision for
loan and valuation losses....................                    $   11,886                                  $  11,623
                                                                   ===========                                ===========

Interest rate spread.........................                                    2.88 %                                      3.01 %
                                                                               =======                                   =========

Net interest margin..........................                                    3.24 %                                      3.45 %
                                                                               =======                                   =========

Ratio of average interest-earning assets to
average interest-bearing liabilities.........                                  115.26 %                                    113.37 %
                                                                               =======                                   =========


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

                                                                             Quarter Ended March 31,
                                                                                  2003 vs. 2002
                                                                   ---------------------------------------------
                                                                       Increase (Decrease) Due to Change in
                                                                   ---------------------------------------------
                                                                      Volume          Rate           Total
                                                                   -------------  -------------  ---------------
                                                                                  (In thousands)
Interest-earning assets:
  Loans receivable, net..........................................    $  1,695       $ (4,036)     $  (2,341)
  Securities.....................................................         143            (56)            87
  Interest-earning deposits......................................         (28)           (21)           (49)
  FHLB stock.....................................................          86             (4)            82
                                                                   -------------  -------------  ---------------
     Total interest-earning assets...............................       1,896         (4,117)        (2,221)

Interest-bearing liabilities:
  Passbook accounts..............................................           4            (13)            (9)
  Money market and NOW accounts..................................         323           (501)          (178)
  Certificates of deposit........................................        (600)        (1,688)        (2,288)
  FHLB borrowings................................................         551           (284)           267
  Borrowed money.................................................        (489)           213           (276)
                                                                   -------------  -------------  ---------------
     Total interest-bearing liabilities..........................        (211)        (2,273)        (2,484)
                                                                   -------------  -------------  ---------------
          Change in net interest income before provision for
loan
             and valuation losses................................    $  2,107       $ (1,844)     $     263
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

                                                           March 31, 2003          December 31,           March 31, 2002
                                                                                       2002
                                                           ---------------        ----------------        ---------------
                                                                              (Dollars in thousands)

Nonaccrual residential mortgage loans................      $       17,271         $        15,123         $       17,506
Nonaccrual  commercial real estate,  commercial loans
   and school financing..............................              16,139                  15,649                 23,741
Nonaccrual consumer loans............................                   -                      46                     28
                                                           ---------------        ----------------        ---------------
   Total nonperforming loans.........................              33,410                  30,818                 41,275
Foreclosed real estate...............................               6,824                   8,343                  5,401
                                                           ---------------        ----------------        ---------------
   Total nonperforming assets........................      $       40,234         $        39,161         $       46,676
                                                           ===============        ================        ===============
Total nonperforming loans to total loans.............                2.44  %                 2.20  %                3.41  %
                                                           ===============        ================        ===============
Total nonperforming assets to total assets...........                2.37  %                 2.30  %                2.90  %
                                                           ===============        ================        ===============
Ratio of allowance for loan and  valuation  losses to
   total nonperforming loans.........................               24.83  %                30.32  %               22.79  %
                                                           ===============        ================        ===============

We accrue for interest on government sponsored loans such as Federal Housing Administration insured and Veteran's Administration guaranteed loans which are past due 90 or more days, as the majority of the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government sponsored accruing loans that were past due 90 or more days was $31.8 million, $34.8 million, and $58.1 million of March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

Nonaccrual residential mortgage loans as a percentage of total loans were 1.3% at March 31, 2002, 1.1% at December 31, 2002, and 1.4% at March 31, 2002. The
nonaccrual residential mortgage loans have slightly deteriorated at March 31, 2003 as compared to December 31, 2002. This deterioration is the continued result of the weakened economy and its effects on families, despite the 40-year low interest rates.

The slight increase in nonaccrual commercial loans and school financing at March 31, 2003 as compared to December 31, 2002 is primarily attributable to increased amounts of SBA originated and purchased loans in nonaccrual status, which increased $600 thousand to $9.9 million as compared to $9.3 million at December 31, 2002. It should be noted, however, that approximately $6.2 million of the principal of these loans is guaranteed, and as such, our credit risk is minimized despite the increase in the balances. With regard to our school financing, a majority of our origination of tax-exempt financing for charter schools is for the purchase of real estate and equipment. We have noted that many of our charter schools have encountered enrollment and/or state funding delays with their start-up, which has delayed their funding and caused the school's loans to us to become delinquent. In many instances, we have historically been able to work with many of the schools on their cash flow issues and eventually removed them from the delinquent lists. Not included in the March 31, 2003 balance was $1.0 million of delinquent school financing and $535 thousand of foreclosed real estate that was sold to a third party with recourse. The losses related to the delinquencies and foreclosures are recorded as part of noninterest expense. As of March 31, 2003, a liability of $250 thousand was recorded against the delinquent recourse loans and foreclosed real estate.

The percentage of the allowance for loan losses to nonaccrual loans varies due to the nature of our portfolio of loans. We analyze the collateral for each nonperforming loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "--Comparison of Results of Operations for the Quarters Ended March 31, 2003 and 2002."

Liquidity and Capital Resources

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The trend of net cash used by our operating activities experienced over the reported periods results primarily from our regular operating activities. Note, however, that we believe the sale of the wholesale production platform will result in significant liquidity once the warehouse line of credit provided to Matrix Financial by Matrix Bank is repaid. See Note 2 to the condensed consolidated financial statements herein for a discussion of the Sale of the Wholesale Production Platform.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company's liquidity. Historically, the majority of the dividend payments have been made by Matrix Bank and its consolidated subsidiaries, which include Matrix Financial. The current dividend policy approved by Matrix Bank is 75% of the consolidated cumulative earnings of Matrix Bank. Matrix Bank had not paid a dividend since August 2002, which reflected earnings from July 2002, but resumed payments in March 2003 for earnings from November 2002, December 2002 and January 2003. Matrix Bank anticipates that it will resume regular dividend payments under current policy in the second quarter 2003. The Company also intends to utilize the line of credit on its bank stock loan, as needed, to meet its own and the other subsidiaries financial obligations. As of March 31, 2003, $9.0 million of the line of credit of $12.0 million is available.

Matrix Bank's liquidity needs are expected to be achieved through retail deposit growth, brokered deposits, borrowings from the FHLB, custodial deposits from affiliates, deposits directed to Matrix Bank by third party institutions and deposits generated through its trust operations. Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLB as its primary source for borrowings. At March 31, 2003, Matrix Bank had overnight and term borrowings of $378.3 million from the FHLB of Topeka and Dallas. Matrix Bank also utilizes brokered deposits as a source of liquidity. The balance of brokered deposits at March 31, 2003 was $250.5 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur.

Matrix Bank, a well capitalized institution, had a leverage capital ratio of 6.05% at March 31, 2003. This exceeded the well capitalized leverage capital requirement of 5.0% of adjusted assets by $16.9 million. Matrix Bank's risk-based capital ratio was 11.82% at March 31, 2003, which currently exceeds the well capitalized risk-based capital requirement of 10.0% of risk-weighted assets by $15.8 million.

Matrix Financial's principal source of funding for its loan origination business consists of a $425.0 million warehouse line of credit provided to Matrix Financial by Matrix Bank, as well as a warehouse line of credit provided to Matrix Financial by an unaffiliated financial institution. As of March 31, 2003, Matrix Financial had a $50.0 million warehouse line of credit facility provided by an unaffiliated financial institution. As of March 31, 2003, $50.0 million was available to be utilized under the line of credit facility.

Matrix Capital Markets principal source of funding to acquire loan portfolios with the intent of selling over a short period of time is a $40.0 million warehouse line from a third party financial institution unconditionally guaranteed by the Company. As of March 31, 2003, Matrix Capital Markets $39.3 million was available to be utilized under the line of credit facility.

ABS' principal source of funding for school financings are internal capital, sales of loans to a third party institution and partnership trusts with unaffiliated financial institutions. Amounts available to be sold and amounts to be financed are at the purchaser's and lender's sole discretion. We continue to pursue additional third party financing and sales options for ABS although we do not anticipate significantly increasing our current loan portfolio.

Through a Purchase and Sale Agreement, the Company has sold school financing loans to a third party financial institution. The Company provides scheduled interest and principal plus full recourse in the case of loss or default. The transaction was treated as a sale due to the transfer of ownership over the school financing loans. No gain or loss was recorded at the time of sale. The balance of the school financing loans sold with recourse was approximately $13.4 million at March 31, 2003.

In the ordinary course of business, we make commitments to originate residential mortgage loans and hold originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the loans being held for delivery. We mitigate this risk through the use of mandatory and best effort forward commitments to sell loans. As of March 31, 2003, we had $1.1 billion in pipeline and funded loans offset with mandatory forward commitments of $736.6 million and best effort forward commitments of $110.2 million. See additional discussion under "Comparison of Results of Operations for the Quarters Ended March 31, 2003 and 2002--Loan Origination."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended March 31, 2003, there were no material changes to the quantitative and qualitative disclosures about market risk previously reported in the Annual Report on Form 10-K for the year ended December 31, 2002. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Risk Sensitive Assets and Liabilities" and Item 1. "Business Mortgage Servicing Activities --Hedging of Servicing Rights" and "Sale of Production Platform" in the Form 10-K for December 31, 2002 for a detailed discussion and which is incorporated herein by reference.

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

                           Part II - Other Information

Item 1. Legal Proceedings

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

Sterling Trust was named a defendant in an action filed in July 2001 in Department 68, Superior Court for the County of San Diego, State of California styled Robert Heyenga, et. al. v. Brian D. Gibbs, et. al. On March 28, 2003, the court granted Sterling Trust's demurrer on the grounds that the plaintiffs' complaint failed to state facts sufficient to constitute a cause of action against Sterling Trust.

Sterling Trust, Matrix Bancorp, The Vintage Group, Vintage Delaware Holdings and Matrix Bank have been named defendants in an action filed in December 2001 styled Heraclio A. Munoz, et. al. v. Sterling Trust Company, et. al. that is pending in the Superior Court of the State of California, County of San Bernadino. The complaint seeks class action status, requests unspecified damages and alleges, among other things, breach of contract, breach of fiduciary duty, violations of various laws and that the corporate veils of various companies should be pierced. We believe we have meritorious defenses and intend to defend this matter vigorously.

Sterling Trust has been named a defendant in an arbitration claim filed in early 2003 with the American Arbitration Association in Fresno, California styled Gilbert R. Allenby, et. al. v. Sterling Trust Company. Approximately 60 plaintiffs have claimed Sterling Trust is responsible for losses in their self-directed IRAs realized when their IRAs invested funds through Advisors Capital Investments, Inc., a registered investment advisor, in a mutual fund trading program. Sterling Trust believes it had meritorious defenses to the claims and intends to defend the matter vigorously.

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

ABS School Services had been named a defendant in an action filed in the Superior Court of Arizona, Maricopa County on June 3, 2002 by a former employee. The former employee claimed that she was entitled to approximately $450,000 in commissions owed to her at the time of termination of her employment. She has also made claims under the Arizona wage act and for an award of her attorneys' fees. In April 2003, this matter was settled for an amount not materially in excess of the amount accrued for at ABS as of March 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)       Exhibits

*10.1 Fifth Amendment to Credit Agreement, dated as of March 29, 2003, by and between Matrix Bancorp, Inc., as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders.

*10.2     Amendment to Purchase and Assumption Agreement,  dated April 18, 2003,
          by  and  between  Matrix  Capital  Bank,  Matrix  Financial   Services
          Corporation and AmPro Mortgage Corp.

*99.1 Certification by D. Mark Spencer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2 Certification by Richard V. Schmitz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.3 Certification by David W. Kloos pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

       The Company filed a Form 8-K with the Securities and Exchange Commission on March 4, 2003 (Item 5), which contained a press release announcing the sale of the wholesale mortgage origination planform and the related Purchase and Assumption Agreement.
______________________
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MATRIX BANCORP, INC.



Dated:       May 2, 2003                    /s/ D. Mark Spencer
             ------------------------      -------------------------------------

                                           D. Mark Spencer
                                           President and
                                           Co-Chief Executive Officer
                                          (Principal Executive Officer)

Dated:       May 2, 2003                   /s/ Richard V. Schmitz
             ------------------------     --------------------------------------

                                          Richard V. Schmitz
                                          Co-Chief Executive Officer


Dated:       May 2, 2003                  /s/ David W. Kloos
             ------------------------    ---------------------------------------

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report in being prepared;
     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's Board of Directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether of not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                               /s/  David W. Kloos
                                              ----------------------------------
                                              David W. Kloos
                                              Senior Vice President and Chief
                                              Financial Officer
                                              (Principal Accounting and
                                              Financial Officer)
                                              May 2, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report in being prepared;
     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's Board of Directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether of not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                           /s/  D. Mark Spencer
                                          --------------------------------------
                                          D. Mark Spencer
                                          President and Co-Chief Executive
                                          Officer
                                          (Principal Executive Officer)
                                          May 2, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report in being prepared;
     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's Board of Directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether of not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                               /s/  Richard V. Schmitz
                                             -----------------------------------
                                             Richard V. Schmitz
                                             Co-Chief Executive Officer
                                             May 2, 2003

                                INDEX TO EXHIBITS


Exhibit
Number    Description
--------  ----------------------------------------------------------------------

*10.1 Fifth Amendment to Credit Agreement, dated as of March 29, 2003, by and between Matrix Bancorp, Inc., as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders.

*10.2     Amendment to Purchase and Assumption Agreement,  dated April 18, 2003,
          by  and  between  Matrix  Capital  Bank,  Matrix  Financial   Services
          Corporation and AmPro Mortgage Corp.

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




*Filed herewith.