Form 10-Q
period 2003-06-30
MATRIX BANCORP INC
filed 2003-08-12
CIK 944725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                         Commission file number: 0-21231

                              MATRIX BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            Colorado                                     84-1233716
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

 700 17th Street, Suite 2100, Denver, CO                   80202
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

     Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on August 7, 2003 was 6,497,543 shares.



                                           TABLE OF CONTENTS




                                    PART I - Financial Information

ITEM 1.  Financial Statements

         Condensed Consolidated Balance Sheets
               June 30, 2003 (unaudited) and December 31, 2002...................................3

         Condensed Consolidated Statements of Operations
               Quarters and six months ended June 30, 2003 and 2002 (unaudited)..................4

         Condensed Consolidated Statements of Shareholders' Equity
               Six months ended June 30, 2003 and 2002 (unaudited)...............................5

         Condensed Consolidated Statements of Cash Flows
               Six months ended June 30, 2003 and 2002 (unaudited)...............................6

         Notes to Condensed Consolidated Financial Statements....................................7

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.................................................................16

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk..............................29

ITEM 4.  Controls and Procedures.................................................................29


                                     PART II - Other Information


ITEM 1.  Legal Proceedings.......................................................................29

ITEM 4.  Submissions of Matters to a Vote of Security Holders....................................30

ITEM 6.  Exhibits and Reports on Form 8-K........................................................31

SIGNATURES.......................................................................................32





                         Part I - Financial Information

Item 1.   Financial Statements

                      Matrix Bancorp, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                         June 30,          December 31,
                                                                                          2003                 2002
                                                                                    ------------------   ------------------
                                                                                           (Unaudited)

Assets
Cash and cash equivalents........................................................  $        110,650     $         58,725
Interest-earning deposits and federal funds sold.................................             2,520                3,687
Securities available for sale....................................................            41,166               29,073
Loans held for sale, net.........................................................         1,092,590            1,107,926
Loans held for investment, net...................................................           292,052              285,891
Mortgage servicing rights, net...................................................            45,593               63,200
Other receivables ...............................................................            50,496               54,811
Federal Home Loan Bank stock, at cost............................................            30,561               30,379
Foreclosed real estate...........................................................             5,334                8,343
Premises and equipment, net......................................................            25,102               27,705
Bank owned life insurance........................................................            20,092                    -
Other assets, net................................................................            28,514               31,857
                                                                                    ------------------   ------------------
Total assets.....................................................................  $      1,744,670     $      1,701,597
                                                                                    ==================   ==================

Liabilities and shareholders' equity
Liabilities:
   Deposits......................................................................  $        951,280     $        933,957
   Custodial escrow balances.....................................................           155,732              151,790
   Draft payable.................................................................            11,741                7,097
   Federal Home Loan Bank borrowings.............................................           407,245              385,785
   Borrowed money................................................................            60,444               61,403
   Guaranteed preferred beneficial interests.....................................            64,500               64,500
   Other liabilities.............................................................            18,581               23,357
   Income taxes payable and deferred income tax liability........................             4,823                6,772
                                                                                    ------------------   ------------------
Total liabilities................................................................         1,674,346            1,634,661
                                                                                    ------------------   ------------------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, par value $0.0001; authorized 5,000,000 shares; no shares
     outstanding.................................................................                 -                    -
   Common stock, par value $0.0001; authorized 50,000,000 shares; issued and outstanding 6,496,043 and 6,489,543 shares at June 30, 2003 and December
     31, 2002, respectively......................................................                 1                    1
   Additional paid in capital....................................................            20,430               20,375
   Retained earnings.............................................................            49,875               46,534
   Accumulated other comprehensive income........................................                18                   26
                                                                                    ------------------   ------------------
Total shareholders' equity.......................................................            70,324               66,936
                                                                                    ------------------   ------------------
Total liabilities and shareholders' equity.......................................  $      1,744,670     $      1,701,597
                                                                                    ==================   ==================

See accompanying notes.



                      Matrix Bancorp, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                (Dollars in thousands, except share information)
                                   (Unaudited)

                                                                         Quarter Ended                   Six Months Ended
                                                                           June 30,                          June 30,
                                                                     2003             2002             2003             2002
                                                                ---------------  ---------------  ---------------  ---------------

Interest income
Loans and securities........................................   $      19,914    $      22,403    $      40,232    $      44,974
Interest-earning deposits...................................             250              316              526              559
                                                                ---------------  ---------------  ---------------  ---------------
Total interest income.......................................          20,164           22,719           40,758           45,533
                                                                ---------------  ---------------  ---------------  ---------------

Interest expense
Deposits....................................................           3,441            5,397            7,464           11,894
Borrowed money and guaranteed preferred beneficial interests           4,657            5,043            9,342            9,737
                                                                ---------------  ---------------  ---------------  ---------------
Total interest expense......................................           8,098           10,440           16,806           21,631
                                                                ---------------  ---------------  ---------------  ---------------
Net interest income before provision for loan and valuation
  losses....................................................          12,066           12,279           23,952           23,902

Provision for loan and valuation losses.....................             842              642            1,537            1,700
                                                                ---------------  ---------------  ---------------  ---------------
Net interest income after provision for loan and valuation
  losses....................................................          11,224           11,637           22,415           22,202
                                                                ---------------  ---------------  ---------------  ---------------

Noninterest income
Loan administration.........................................           9,667            8,266           19,057           17,005
Brokerage...................................................           2,883            1,138            5,223            2,827
Trust services..............................................           1,685            1,348            3,297            2,741
Real estate disposition services............................           1,458            1,113            2,823            1,895
Gain on sale of loans and securities........................              34              149              359              149
Gain on sale of mortgage servicing rights, net..............               -            1,066                -            1,066
Loan origination............................................          16,450            8,054           29,501           16,226
School services.............................................             650            1,379            1,266            2,820
Other.......................................................           4,301              984            6,255            2,194
                                                                ---------------  ---------------  ---------------  ---------------
Total noninterest income....................................          37,128           23,497           67,781           46,923
                                                                ---------------  ---------------  ---------------  ---------------

Noninterest expense
Compensation and employee benefits..........................          16,505           14,950           31,810           29,612
Amortization of mortgage servicing rights...................          10,356            5,162           19,254           11,035
Occupancy and equipment.....................................           1,906            1,830            3,959            3,519
Postage and communication...................................           1,092            1,148            2,344            2,287
Professional fees...........................................           1,319              597            2,616            1,309
Data processing.............................................             846              769            1,577            1,645
Impairment on mortgage servicing rights.....................           2,400            1,400            2,400            1,219
Other general and administrative............................          12,079            8,326           21,562           14,449
                                                                ---------------  ---------------  ---------------  ---------------
Total noninterest expense...................................          46,503           34,182           85,522           65,075
                                                                ---------------  ---------------  ---------------  ---------------
Income before income taxes..................................           1,849              952            4,674            4,050
Provision for income taxes..................................             420               48            1,333            1,108
                                                                ---------------  ---------------  ---------------  ---------------
Net income..................................................   $       1,429    $         904    $       3,341    $       2,942
                                                                ===============  ===============  ===============  ===============

                                                                ---------------  ---------------  ---------------  ---------------
Net income per share - basic................................   $         0.22   $         0.14   $         0.51   $         0.45
                                                                ===============  ===============  ===============  ===============
Net income per share - assuming dilution....................   $         0.22   $         0.14   $         0.51   $         0.45
                                                                ===============  ===============  ===============  ===============

                                                                ===============  ===============  ===============  ===============
Weighted average shares - basic.............................        6,491,483        6,453,560        6,491,131        6,470,237
                                                                ===============  ===============  ===============  ===============

Weighted average shares - assuming dilution.................        6,541,899        6,601,209        6,536,258        6,591,262
                                                                ===============  ===============  ===============  ===============


See accompanying notes.


                      Matrix Bancorp, Inc. and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                     Accumulated

                                                   Additional                          Other            Total

                                Common Stock        Paid In   Treasury   Retained   Comprehensive    Shareholders'    Comprehensive
                             --------------------
                               Shares    Amount     Capital    Shares    Earnings      Income           Equity            Income
                             ---------  ---------  ---------- ---------  ---------  --------------  -------------    ---------------

Six Months Ended
June 30, 2003
-----------------------------
Balance at December 31, 2002.. 6,489,543  $   1    $  20,375   $     -   $  46,534    $    26       $   66,936
Comprehensive income:
   Net income.................         -      -            -         -       3,341          -            3,341       $    3,341
   Unrealized holding loss
   on securities (1)..........         -      -            -         -           -         (8)              (8)              (8)
                                                                                                                     -------------
Comprehensive income..........                                                                                       $    3,333
                                                                                                                     =============
Issuance of stock related
   to employee stock
   purchase plan and options..     6,500      -           55         -           -          -               55
                               ---------  ---------  ---------- ---------  ---------  -------------  -------------
Balance at June 30, 2003.....  6,496,043  $   1    $  20,430   $     -   $  49,875    $    18       $   70,324
                               =========  =========  ========== =========  =========  =============  =============


Six Months Ended
June 30, 2002
-----------------------------
Balance at December 31, 2001.  6,518,604  $    1   $  20,800   $     -   $  50,486    $    25       $   71,312

Comprehensive income:
   Net income................          -       -           -         -       2,942          -            2,942       $    2,942
   Unrealized gains on
   securities, net of
   reclassification
   adjustment................          -       -           -         -          -           6                6                6
                                                                                                                     -------------

Comprehensive income.........                                                                                        $     2,948
                                                                                                                     =============
Issuance of stock related
   to employee stock
   purchase plan and options..      1,700       -          6         -          -           -                6
Shares repurchased............    (66,060)      -          -      (726)         -           -             (726)
Shares retired................          -       -       (726)      726          -           -                -
                                ---------  ---------  ---------- ---------  ---------  -------------  -------------
Balance at June 30, 2002......  6,454,244   $   1    $ 20,080   $    -    $ 53,428      $  31        $   73,540
                                =========  =========  ========== =========  =========  =============  =============



(1) Disclosure of reclassification
    amount
      Six Months Ended
      June 30, 2003
--------------------------------------
Unrealized holding
  loss arising during                                                                                                $        (8)
  period............................
Less:
  reclassification
  adjustment of                                                                                                                -
  lossesincluded in net
  income............................
                                                                                                                     -------------
Net unrealized loss
  on securities.....................                                                                                 $        (8)
                                                                                                                     =============


See accompanying notes.



                      Matrix Bancorp, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                    2003             2002
                                                                                -------------    -------------

Operating activities
Net income..................................................................   $     3,341      $     2,942
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization............................................         1,995            1,665
   Provision for loan and valuation losses..................................         1,537            1,700
   Amortization of mortgage servicing rights................................        19,254           11,035
   Impairment on mortgage servicing rights..................................         2,400            1,219
   Gain on sale of loans and securities.....................................          (359)            (149)
   Gain on sale of mortgage servicing rights................................             -           (1,066)
   Gain on sale of foreclosed real estate...................................          (453)               -
Changes in assets and liabilities:
   Loans originated for sale, net of loans sold.............................        36,792          220,820
   Loans purchased for sale.................................................      (880,684)        (249,691)
   Proceeds from sale of loans held for sale................................       469,880           35,843
   Increase in securities held for sale.....................................       (12,101)          (7,602)
   Originated mortgage servicing rights, net................................        (4,047)         (23,485)
   (Increase) decrease in other receivables and other assets................       (13,661)          12,015
   (Decrease) increase in other liabilities, income taxes payable and
           deferred income tax liability....................................        (6,725)          14,222
                                                                                -------------    -------------
Net cash (used in) provided by operating activities.........................      (382,831)          19,468

Investing activities
Loans originated and purchased for investment...............................       (64,879)         (72,389)
Principal repayments on loans...............................................       451,532          104,941
Purchase of Federal Home Loan Bank stock....................................          (182)         (13,070)
Purchases of premises and equipment.........................................          (871)         (16,668)
Acquisition of mortgage servicing rights....................................             -           (1,888)
Proceeds from sale of premises and equipment................................         1,671                -
Proceeds from sale of mortgage servicing rights.............................             -            4,242
Proceeds from sale of foreclosed real estate................................         4,497                -
                                                                                -------------    -------------
Net cash provided by investing activities...................................       391,768            5,168

Financing activities
Net increase (decrease) in deposits.........................................        17,323          (76,893)
Net increase (decrease) in custodial escrow balances........................         3,942          (12,102)
Increase in revolving lines, net............................................        21,237           55,493
Payment of notes payable....................................................          (714)            (357)
Payment of financing arrangements...........................................           (22)             (31)
Treasury shares repurchased.................................................             -             (726)
Proceeds from issuance of common stock related to employee stock option
   plan.....................................................................            55                6
                                                                                -------------    -------------
Net cash provided by (used in) financing activities.........................        41,821          (34,610)
                                                                                -------------    -------------
Increase (decrease) in cash and cash equivalents............................        50,758           (9,974)
Cash and cash equivalents at beginning of period............................        62,412           84,460
                                                                                -------------    -------------
Cash and cash equivalents at end of period..................................   $   113,170      $    74,486
                                                                                =============    =============
Supplemental disclosure of cash flow information
Cash paid for interest expense..............................................   $    17,228      $    24,055
                                                                                =============    =============
Cash paid (received) for income taxes.......................................   $     3,323      $    (2,970)
                                                                                =============    =============

See accompanying notes.

                      Matrix Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

Stock-Based Compensation

At June 30, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 14 to the audited financial statements in Form 10-K for December 31, 2002. We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS 123, "Accounting for Stock-Based Compensation" established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plan. As allowed by SFAS 123 (and SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123"), we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS
123. Accordingly, we do not recognize compensation expense for our stock-based plan, as we do not issue options at exercise prices below the market value at the date of the grant. Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                         Quarter Ended       Six Months Ended
                                                                           June 30,             June 30,
                                                                 ------------------------------------------------
                                                                     2003        2002        2003       2002
                                                                 ------------------------------------------------
                                                                                (Dollars in thousands)

Net income:
     As reported                                                  $     1,429  $      904  $    3,341  $ 2,942
     Deduct: Total stock-based employee compensation expense
     determined under fair value based method for awards, net
     of related tax effects
                                                                          (75)        (89)       (153)    (178)
                                                                 ------------------------------------------------
      Pro forma                                                   $     1,354  $      815  $    3,188  $ 2,764
                                                                 ================================================
Income per share:
   Basic, as reported                                             $      0.22  $     0.14  $     0.51  $  0.45
                                                                 ================================================
   Basic, pro forma                                               $      0.21  $     0.13  $     0.49  $  0.43
                                                                ================================================
   Diluted, as reported                                           $      0.22  $     0.14  $     0.51  $  0.45
                                                                ================================================
   Diluted, pro forma                                             $      0.21  $     0.12  $     0.49  $  0.42
                                                                ================================================


                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  June 30, 2003
                                   (Unaudited)

1.  Basis of Presentation and Significant Accounting Policies (continued)

Reclassifications

Certain reclassifications have been made to the prior periods' condensed consolidated financial statements and related notes to conform with the current period presentation.

2.  Sale of Wholesale Production Platform

On February 28, 2003, Matrix Capital Bank and Matrix Financial Services Corporation entered into a Purchase and Assumption Agreement, as amended ("Purchase Agreement"), to sell substantially all of Matrix Financial's assets associated with its wholesale mortgage origination platform ("Platform"). The purchaser ("Buyer") is a newly formed corporation whose principals are long-time participants in the mortgage banking industry. The Company intends, for the foreseeable future, to retain Matrix Financial's servicing platform and operate it in the ordinary course of business. Included in the sale are the wholesale production offices, the back office personnel that process the loan originations and a significant portion of the corporate operations and personnel. After the sale, our remaining operations at Matrix Financial will primarily consist of the mortgage servicing platform and a limited amount of corporate personnel and operations.

Upon signing of the Purchase Agreement, the Buyer was not yet licensed to engage in any mortgage banking activities under state or federal law. It was anticipated that it would take approximately six months from execution of the Purchase Agreement for the Buyer to obtain the necessary licensing. Accordingly, Matrix Financial, Matrix Bank and the Buyer desired to structure the transaction in a manner that transferred substantially all the economic risks and benefits of the operation of the Platform during the Transition Period (defined below) to the Buyer, while at the same time having Matrix Financial and Matrix Bank maintain continuous effective control over the operations of the Platform for regulatory purposes. The Purchase Agreement, therefore, contemplates a two-staged closing. The first closing ("Initial Closing Date") occurred on the date the Purchase Agreement was signed and is the effective date for the sale of the fixed assets, and the final or second closing ("Final Closing Date") should occur six months following the Initial Closing Date (August 31, 2003). The period of operation of the Platform in between the Initial Closing Date and the Final Closing Date is referred to as the "Transition Period."

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

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  June 30, 2003
                                   (Unaudited)

2.  Sale of Wholesale Production Platform (continued)

The purchase price is determined as follows:

     o The asset payment amount, which was approximately $3.3 million in payment for the tangible and intangible assets of the Platform as of the Initial Closing Date; plus
     o The Subsequently Acquired Assets payment amount, which is the book value of the Subsequently Acquired Assets as of the Final Closing Date; plus
     o The production premium, which is generally 20 basis points times the original principal balance of all loans originated during the 12 months following the Initial Closing Date at the Matrix Financial loan production offices purchased by Buyer. The production premium is "floored" at $4.9 million and is "capped" at $9.1 million plus;
     o The aggregate locked loan profitability amount, which pays Matrix Financial one-half of the profit over a specified threshold amount (the threshold being generally 30 basis points) on loans that funded during the first two months after the Initial Closing Date which resulted from its locked pipeline as of the Initial Closing Date; plus or minus
     o The transition period gain or loss, which is a mechanism that provides for an approximation of the accounting for the transaction as if the entire sale and transfer occurs on the Initial Closing Date. For example, if the Platform generates a loss during the first month of the six-month Transition Period, then the Buyer is required to fund such loss by paying the loss into an escrow account. If the Platform generates a profit during the first month of the six-month Transition Period, then Matrix Financial is required to pay such profit into an escrow account.

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

The Company estimates that the aggregate sales price for the Platform will be between $11.0 million and $13.0 million. See further discuss ion at Item 2. Sale of Wholesale Production Platform.

During the six-month Transition Period, Matrix Financial will lease-back from the Buyer the tangible and intangible assets that have been transferred to Buyer, including any contract rights, real property leases and equipment leases. Lease expense related to the lease-back for the quarter and six months ended June 30, 2003 was approximately $300 thousand and $400 thousand, respectively.

The operations of the Platform during the six-month Transition Period are governed by the terms of an Operating Plan, which is incorporated into the Purchase Agreement. The Operating Plan requires Matrix Financial to, among other things, continue to operate the Platform substantially in the manner in which it currently operates and in conformity with its current policies and procedures. Any changes to the Operating Plan must be approved in advance by an Executive Committee consisting of the following three individuals: (a) the President of Matrix Bank, (b) the President of Matrix Financial, and (c) another individual selected by the Board of Directors of Matrix Financial. By establishing this structure, the Company believes it will be able to maintain, for regulatory purposes, continuous effective control over the Platform during the six-month Transition Period.

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  June 30, 2003
                                   (Unaudited)

2.  Sale of Wholesale Production Platform (continued)

For a period of two years from the Initial Closing Date, Matrix Bank has agreed that neither Matrix Bank nor any of its affiliates will engage in, directly or indirectly, the single-family retail or wholesale mortgage origination business in those states in which the acquired division operates or is located as of the Initial Closing Date. However, this non-compete provision does not prohibit Matrix Bank or its affiliates from engaging in such business in order to comply with applicable law, rules, regulations, directives, agreements or orders from the Office of Thrift Supervision ("OTS") or other parties where it is necessary to resolve regulatory or supervisory concerns. Additionally, the non-compete provision does not apply in the event of a change in control of the Matrix Bank or the Company.

The Purchase Agreement requires Matrix Bank to guarantee Matrix Financial's obligations under the Purchase Agreement if certain events occur, such as Matrix Financial's bankruptcy, failure to maintain a minimum net worth, or loss of voting control of Matrix Financial.

3. New Accounting Standards

In November 2002, the Financial Accountings Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of SFAS 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an special purpose entity, and guarantees of a company's own performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under SFAS 133, a parent's guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance not price. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002, and required disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 8 to the condensed consolidated financial statements included herein and in Note 15 to the Financial Statements filed with the Form 10-K for December 31, 2002. The adoption of the requirements of FIN 45 did not have a material impact on the consolidated financial statements as of or for the quarter or six months ended June 30, 2003.

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

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  June 30, 2003
                                   (Unaudited)

3. New Accounting Standards (continued)

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

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." This amendment to FASB Statement No. 123 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of this statement are effective for financial statements of interim or annual periods after December 15, 2002. The Company does not intend, at this time, to change to the fair value method of accounting. The required disclosures of this statement are included in Note 1 to the condensed consolidated financial statements herein and Notes 2 and 14 of the consolidated financial statements filed with the Form 10-K for December 31, 2002 for the Company.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS 133 on Derivative Instruments and Hedging Activities." This amendment to SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The amendments (i) reflect decisions of the Derivatives Implementation Group (DIG); (ii) reflect decisions made by the FASB in conjunction with other projects dealing with financial instruments; and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 also modifies various other existing pronouncements to conform with the changes made to SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. The adoption of SFAS 149 on July 1, 2003 is not expected to have a material impact on the consolidated financial statements.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how a business enterprise classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that a business enterprise classify financial instruments that are within its scope as liabilities (or as assets in some circumstances). SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 on July 1, 2003 is not expected to have a material impact on the consolidated financial statements.

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  June 30, 2003
                                   (Unaudited)

4. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:


                                                     Quarter Ended June 30,             Six Months Ended June 30,
                                                     2003              2002              2003               2002
                                                 -------------    ---------------    --------------    ---------------
                                                                        (Dollars in thousands)

Numerator:
    Net income.............................     $       1,429     $          904     $       3,341     $        2,942
                                                 =============    ===============    ==============    ===============

Denominator:
    Weighted average shares outstanding....         6,491,483          6,453,560         6,491,131          6,470,237
    Effect of dilutive securities:
        Common stock options...............            50,416            147,649            45,127            121,025
                                                 -------------    ---------------    --------------    ---------------
    Potential dilutive common shares.......            50,416            147,649            45,127            121,025
                                                 -------------    ---------------    --------------    ---------------
    Denominator for net income per
      share assuming dilution..............         6,541,899          6,601,209         6,536,258          6,591,262
                                                 =============    ===============    ==============    ===============

5. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

                                                                          Six Months Ended          Year Ended
                                                                              June 30,           December 31, 2002
                                                                                2003
                                                                        ----------------------  --------------------
                                                                                      (In thousands)

Mortgage servicing rights
   Balance at beginning of period..........                             $       79,234          $       78,893
   Purchases...............................                                          -                       -
   Originations............................                                      3,613                  34,511
   Amortization............................                                    (19,254)                (24,176)
   Sales...................................                                          -                  (9,994)
                                                                        ----------------------  --------------------
Balance before valuation allowance at
   end of period...........................                                     63,593                  79,234

Valuation allowance for impairment of
   mortgage servicing rights
Balance at beginning of period.............                                    (14,400)                   (181)
Additions..................................                                     (2,400)                (14,219)
                                                                        ----------------------  --------------------
Balance at end of period...................                                    (16,800)                (14,400)

Valuation allowance for foreclosure costs..                                     (1,200)                 (1,634)


                                                                        ----------------------  --------------------
Mortgage servicing rights, net.............                             $       45,593          $       63,200
                                                                        ======================  ====================



                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  June 30, 2003
                                   (Unaudited)

5. Mortgage Servicing Rights (continued)

The Company's servicing portfolio (excluding subserviced loans), is comprised of the following:

                                                     June 30, 2003                       December 31, 2002
                                             -------------------------------     ----------------------------------
                                                                Principal                             Principal
                                               Number            Balance             Number            Balance
                                              of Loans         Outstanding          Of Loans         Outstanding
                                             ------------     --------------     ---------------    ---------------
                                                                    (Dollars in thousands)

Freddie Mac................................        7,507    $       327,095               9,027   $        417,583
Fannie Mae.................................       23,468          1,509,041              27,678          1,832,276
Ginnie Mae.................................       20,203          1,381,846              25,453          1,823,706
VA, FHA, conventional and other loans......       12,410          1,121,419              13,489          1,260,062
                                             ------------     --------------     ---------------    ---------------
                                                  63,588    $     4,399,401              75,647   $      5,333,627
                                             ============     ==============     ===============    ===============

The Company's custodial escrow balances shown in the accompanying condensed consolidated balance sheets at June 30, 2003 and December 31, 2002 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at Matrix Bank, a subsidiary of Matrix Bancorp, in noninterest-bearing accounts. The balance of custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

The estimated aggregate amortization of our MSR's for each of the next twelve month period ending June 30, 2004, 2005, 2006, 2007 and 2008 is $17.3 million, $11.2 million, $4.9 million, $2.0 million, and $743.1 thousand, respectively. The estimated amortization is based on several assumptions as of June 30, 2003 with the most significant being the anticipated prepayment speeds of the underlying mortgages. It is reasonably possible the actual repayment speeds of the underlying mortgage loans may differ materially from the estimated repayment speeds, and thus, the actual amortization may be significantly different than the amounts estimated.

6. Deposits

Deposit account balances are summarized as follows:


                                         June 30, 2003                              December 31, 2002
                             ---------------------------------------      ---------------------------------------
                                                           Weighted                                     Weighted
                                                           Average                                      Average
                              Amount       Percent          Rate           Amount       Percent          Rate
                             ----------   -----------    -----------      ----------   -----------    -----------
                                                             (Dollars in thousands)

Passbook accounts..........$     6,078          0.64 %         1.32 %   $     5,514          0.59 %         1.95 %
NOW accounts...............    191,229         20.10           0.20         145,465         15.57           0.48
Money market accounts......    443,179         46.59           0.91         334,508         35.82           1.22
                             ----------   -----------    -----------      ----------   -----------    -----------
                               640,486         67.33           0.71         485,487         51.98           1.02
Certificate accounts.......    310,794         32.67           2.73         448,470         48.02           3.65
                             ----------   -----------    -----------      ----------   -----------    -----------
                           $   951,280        100.00   %       1.56 %   $   933,957        100.00 %         2.40 %
                             ==========   ===========    ===========      ==========   ===========    ===========

At June 30, 2003 and December 31, 2002, brokered deposits accounted for approximately $172.3 million and $361.2 million, respectively, of the total certificate accounts shown above.

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  June 30, 2003
                                   (Unaudited)

7. Federal Home Loan Bank Stock and Borrowings

In connection with Matrix Bank's change of domicile in 2002, Matrix Bank obtains Federal Home Loan Bank (FHLB) advances from FHLB of Topeka, which is the FHLB that serves Denver, Colorado, and utilizes FHLB of Topeka as its primary correspondent bank. This change was approved March 25, 2002. Long-term advances that existed at March 25, 2002 with FHLB of Dallas are still outstanding under their original terms.

The balances of FHLB stock are as follows:

                                                                June 30,             December 31,
                                                                  2003                   2002
                                                           --------------------   --------------------
                                                                         (In thousands)

FHLB of Dallas stock, at cost.........................   $             14,811   $            14,629
FHLB of Topeka stock, at cost.........................                 15,750                15,750
                                                           --------------------   --------------------
  Total FHLB stock....................................   $             30,561   $            30,379
                                                           ====================   ====================


The balances of FHLB borrowings are as follows:

                                                                June 30,             December 31,
                                                                  2003                   2002
                                                           --------------------   --------------------
                                                                         (In thousands)

FHLB of Dallas borrowings.............................   $            147,245   $           147,285
FHLB of Topeka borrowings.............................                260,000               238,500
                                                           --------------------   --------------------
  Total FHLB borrowings...............................   $            407,245   $           385,785
                                                           ====================   ====================

Available unused borrowings from the FHLB of Topeka totaled $113.7 million at June 30, 2003.

8. Commitments and Contingencies

At June 30, 2003, the Company had $933.4 million of commitments to originate mortgage loans and $365.7 of funded loans, offset with mandatory forward commitments of $894.6 million and best effort forward commitments of $107.6 million.

Sterling Trust Company has been named a defendant in an action filed in July 1999 styled Roderick Adderley, et. al. v. Advanced Financial Services, Inc., et. al. that was tried in Tarrant County, Texas District Court in the spring of 2000. The jury returned a verdict adverse to Sterling Trust with respect to two of 12 theories of liability posed by the plaintiffs, and a judgment was entered against Sterling Trust in the amount of approximately $6.4 million, plus post-judgment interest and conditional attorneys' fees for the plaintiffs in connection with any appeals. Sterling Trust appealed the judgment to the Court of Appeals for the Second District of Texas (Fort Worth). On July 31, 2003, the Court of Appeals affirmed and reversed in part the jury's verdict. The Court of Appeals affirmed the jury's award for actual damages of approximately $6.2 million (plus post-judgment interest and attorneys' fees currently estimated to be approximately $2.3 million), but denied the punitive damage award of approximately $250 thousand. Sterling Trust continues to believe that it has meritorious points of appeal and intends to vigorously appeal this decision to the Supreme Court of Texas. An appeal to the Supreme Court of Texas is discretionary in nature, meaning that the Supreme Court of Texas does not automatically have to hear the case. There can be no assurances that the Supreme Court of Texas will agree to hear the case or that, if heard, Sterling Trust's appeal will be successful. Because management has determined that the loss in this matter is not probable, no accrual for loss has been recorded in these financial statements.

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  June 30, 2003
                                   (Unaudited)


9. Segment Information

                                                                   Servicing
                               Traditional        Mortgage         Brokerage          School       All Others
                                 Banking           Banking            and            Services                       Total
                                                                  Consulting
                               -------------     ------------    --------------     -----------    -----------    ----------
                                                                      (In thousands)

Quarter ended
June 30, 2003:
Revenues from external
customers:
    Net interest income.....    $   12,297             6,365              80        $    1,329      $      93       $    20,164
    Noninterest income......         1,704            28,684           2,791               554          3,395            37,128
Intersegment revenues.......         4,364               156             327                 2            472             5,321
Segment profit (loss).......         5,647                29             820            (1,039)        (3,608)            1,849

Quarter ended
June 30, 2002:
Revenues from external
customers:
    Net Interest income.....    $   14,231             6,415               5        $    1,942      $     126       $    22,719
    Noninterest income......         1,069            16,499           1,604             1,821          2,504            23,497
Intersegment revenues.......         4,562               667             416                 -            105             5,750
Segment profit (loss).......         5,721               688             166            (1,297)        (4,326)              952


Six months ended
June 30, 2003:
Revenues from external
customers:
    Net interest income.....    $   25,226            12,458             116        $    2,788      $     170       $    40,758
    Noninterest income......         3,283            50,836           5,081             1,093          7,488            67,781
Intersegment revenues.......         8,495             1,977             708                 5            957            12,142
Segment profit (loss).......        10,941             1,721           1,356            (2,471)        (6,873)            4,674

Six months ended
June 30, 2002:
Revenues from external
customers:
    Net interest income.....    $   27,189            14,626               7        $    3,492      $     219       $    45,533
    Noninterest income......         2,718            32,054           3,466             3,934          4,751            46,923
Intersegment revenues.......         9,630             1,383             416                 -          1,445            12,874
Segment profit (loss).......        11,590             2,313             263            (3,053)        (7,063)            4,050



                                                         Quarter Ended June 30,             Six Months Ended June 30,
                                                     --------------------------------    --------------------------------
                                                         2003               2002              2003              2002
                                                     --------------     -------------    ---------------     ------------
                                                                               (In thousands)

Profit:
Total profit for reportable segments......           $       5,457      $      5,278     $       11,547      $    11,113
Other loss................................                  (3,576)           (4,086)            (6,569)          (6,793)
Adjustment of intersegment loss in
   consolidation..........................                     (32)             (240)              (304)            (270)
                                                     --------------     -------------    ---------------     ------------
Income before income taxes................           $       1,849      $        952     $        4,674      $     4,050
                                                     ==============     =============    ===============     ============




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Matrix Bancorp, Inc. (occasionally referred to in this document, on a consolidated basis, as "us," "we," the "Company" or similar terms) is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, mortgage banking, trust and clearing activities, lending activities and other fee-based services. Our traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. Our mortgage banking activities consist of purchasing and selling residential mortgage servicing rights; offering brokerage, consulting and analytical services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; originating residential mortgages; and providing real estate management and disposition services. Our trust and clearing activities focus primarily on offering specialized custody and clearing services to banks, trust companies, broker-dealers, third party administrators and investment professionals, as well as the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. Our other fee-based services and lending activities include providing outsourced business services, such as budgeting, governmental reporting, accounts payable, payroll, facility and safety management and comprehensive insurance programs to charter schools. We also offer financing to charter schools for the purchase of school sites and equipment. Our primary operating subsidiaries are: Matrix Capital Bank; Matrix Financial Services Corporation; Matrix Bancorp Trading, Inc. (formerly known as Matrix Capital Markets, Inc.); Matrix Asset Management Corporation; ABS School Services, L.L.C.; Matrix Advisory Services, L.L.C.; Sterling Trust Company; First Matrix Investment Services Corp.; plus an equity interest in Matrix Settlement & Clearance Services, LLC.

The principal components of our revenues consist of:

     o    net interest income recorded by Matrix Bank, Matrix Financial and ABS;
     o loan origination fees generated by Matrix Financial, and to a lesser extent, Matrix Bank;
     o brokerage and consulting fees generated by Matrix Bancorp Trading and First Matrix;
     o    disposition services fees generated by Matrix Asset Management;
     o gain on sales of mortgage loans and mortgage servicing rights generated by Matrix Bank and Matrix Financial;
     o    loan administration fees generated by Matrix Financial;
     o    trust service fees generated by Sterling Trust and Matrix Bank; and
     o    school service fees generated by ABS.

Our results of operations are influenced by changes in interest rates, and the effect of these changes on our interest margins, the volume of loan originations, mortgage loan prepayments and the value of mortgage servicing portfolios. Our fee-based businesses are affected to a lesser extent by interest rates and more by competition and general market conditions.

Sale of Wholesale Production Platform

In February 2003, we entered into an agreement to sell our wholesale mortgage origination platform at Matrix Financial. See Note 2 to Condensed Consolidated Financial Statements included herein. The effective sale date for accounting purposes will be the Final Closing Date, anticipated to be August 31, 2003. As of the Initial Closing Date and during the Transition Period, due to our continuing involvement, we will continue to account for the operations of the Platform. At the Final Closing Date the net earnings from the Wholesale Platform will be compared to the purchase price earned through the Transition Period and any difference will be an adjustment to the purchase price and the associated gain or loss will be recorded. The purchase price includes a production premium that is calculated by multiplying 20 basis points by the original principal balance of all of the loans originated in wholesale production branches until February 2004. The production premium is "floored" at $4.9 million and "capped" at $9.1 million. For the second quarter of 2003, the Company recorded $7.5 million of net earnings before income taxes from the wholesale production platform revenue. The total originations of the wholesale platform eligible for production premium were approximately $1.5 billion, or $3.0 million of production premium. Since the Initial Closing Date through June 30, 2003, the Company has recorded $8.5 million of earnings from the wholesale platform while earning approximately $3.7 million of production premium. Due to the overall profitability of the wholesale platform in relation to the production premium earned pursuant to the definitive agreement, it is likely that a loss will be recorded upon the final closing. At this time, the loss cannot be reasonably estimated. Despite its profitability, the decision to sell the wholesale platform was in part based on the Company's concern that over an extended period of time it would find it difficult to compete in this highly competitive industry that generally operates on high volume and low margins. Based on the size of the Company's wholesale production platform, the Company was required to commit a significant percentage of its capital to a line of business that is fairly cyclical and the earnings of which were difficult to estimate. The decision to sell the Platform will allow us to reduce operational risks and the costs associated with the platform. The Company intends to reinvest the liquidity that will be created from the sale into predominately adjustable rate loans, SBA loans and potentially mortgage-backed securities. To the extent that the Company is not able to reinvest the liquidity in a timely manner, the Company will experience a decrease in our net interest income. Initially, the liquidity will be used to pay down borrowings from the FHLB or brokered certificates of deposit.

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

The Company also considers the valuation of mortgage servicing rights to be a critical accounting policy that requires judgments, assumptions and estimates concerning impairment of their value in certain interest rate environments. See discussion at "Business? Mortgage Servicing Activities" in the Form 10-K for December 31, 2002 for a detailed discussion of the nature of servicing rights, and see Note 2 of the consolidated financial statements on Form 10-K as of December 31, 2002 for a detailed discussion concerning the valuation of mortgage servicing rights.

The Company also considers the judgments and assumptions concerning litigation as a critical accounting policy. The Company has been notified that we are a defendant in a number of legal proceedings. Most, but not all, of these cases involve ordinary and routine claims incidental to our business. With respect to all pending litigation matters, our ultimate legal responsibility, if any, cannot be estimated with certainty. Based on the ultimate outcome of such proceedings, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to such proceedings.

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

Comparison  of Results of  Operations  for the Quarters  Ended June 30, 2003 and
2002

Net Income. Net income increased $500 thousand to $1.4 million or $0.22 per diluted share for the quarter ended June 30, 2003 as compared to $900 thousand, or $0.14 per diluted share, for the quarter ended June 30, 2002.

Net Interest Income. Net interest income before provision for loan and valuation losses decreased $200 thousand, or 1.7%, to $12.1 million for the quarter ended June 30, 2003 as compared to $12.3 million for the quarter ended June 30, 2002. Our net interest margin decreased 36 basis points to 3.29% for the quarter ended June 30, 2003 from 3.65% for the quarter ended June 30, 2002 and interest rate spread decreased to 2.87% for the quarter ended June 30, 2003 from 3.31% for the quarter ended June 30, 2002. The decrease in net interest income before provision for loan valuation losses was primarily due to a 125 basis point decrease in the yield earned on our interest-earning assets, driven by declining market interest rates, which effect was slightly offset by a $121.8 million increase in the average balance of our interest-earning assets to $1.5 billion at June 30, 2003 as compared to $1.4 billion at June 30, 2002. Additionally, we had an 81 basis point decrease in the cost of our interest-bearing liabilities, driven by decreases in interest rates, which effect was offset slightly by a $21.0 million increase in our average interest-bearing liabilities to $1.2 billion for the quarter ended June 30, 2003. The significant decrease in the overall yield on our interest-earning assets and cost of interest-bearing liabilities was due to the prevalent historically low interest rate environment.

For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities, as well as changes in interest rates, see "Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. The provision for loan and valuation losses increased $200 thousand to $800 thousand for the quarter ended June 30, 2003 as compared to $600 thousand for the quarter ended June 30, 2002. The increase in the provision was mainly due to reserves recorded against specifically identified loans at Matrix Bank, and reserves recorded at Matrix Financial due to growth in the loan portfolio. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "Asset Quality--Nonperforming Assets."

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees, gains on sales of repurchased Federal Housing Administration (FHA) and Veteran's Administration
(VA) loans made during the quarter, and other ancillary charges. Loan administration fees increased $1.4 million, or 17.0%, to $9.7 million for the quarter ended June 30, 2003 as compared to $8.3 million for the quarter ended June 30, 2002. The increase includes gains on sales of repurchased FHA and VA loans of $4.1 million for the quarter ended June 30, 2003 as compared to $1.2 million for the quarter ended June 30, 2002. Gains on sale of repurchased FHA and VA loans relate to delinquent loans which are purchased out of loan pools on which the Company acts as servicer and then resells into the secondary market. Loan service fees are also affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio had an average balance of $4.6 billion for the quarter ended June 30, 2003 as compared to an average balance of $5.3 billion for the quarter ended June 30, 2002. Actual service fee rate (including all ancillary income) of 0.47% for the quarter ended June 30, 2003, consistent with the quarter ended June 30, 2002. The decrease in the servicing portfolio and corresponding direct service fees is due to the Company's decision in the third quarter of 2002 to begin to sell the majority of its newly originated servicing under an assignment of trade contract. In the near term, the Company anticipates it will continue to sell the majority of its newly originated servicing. As a result, the Company anticipates loan administration fees to decrease as its servicing portfolio decreases through normal prepayments.

Loan Origination. Loan origination income includes all mortgage loans fees, secondary marketing activity on new loan originations and servicing released premiums on new originations sold, net of origination costs. Loan origination income increased $8.4 million, or 104.3% to $16.4 million for the quarter ended June 30, 2003 as compared to $8.0 million for the quarter ended June 30, 2002. The increase in loan origination income resulted from an increase in our wholesale originations to $1.5 billion for the quarter ended June 30, 2003 as compared to $786.7 million for the quarter ended June 30, 2002; an increase in sales of our wholesale production to $1.5 billion during the quarter ended June 30, 2003 as compared to $885.9 million during the quarter ended June 30, 2002; and an increase in the net income spread to 83.8 basis points for the quarter ended June 30, 2003 as compared to 65.5 basis points for the quarter ended June 30, 2002. The increase in net income spread during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002, is a result of overall market conditions and a decline in hedging costs incurred. See Note 2 to the condensed consolidated financial statements herein for a discussion of the Sale of the Wholesale Production Platform.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage servicing rights, as well as brokerage income earned from whole loan activities, retail and fixed income activities and Small Business Administration (SBA) trading fees. Brokerage fees increased $1.8 million, or 153.3%, to $2.9 million for the quarter ended June 30, 2003 as compared to $1.1 million for the quarter ended June 30, 2002. The increase is primarily the result of an increase in the whole loan brokerage transactions at Matrix Bancorp Trading, as well as the Company's focus on the acquisition, pooling and selling of SBA loans and securities.

Trust Services. Trust service fees increased $300 thousand, or 25.0% to $1.7 million for the quarter ended June 30, 2003 as compared to $1.3 million for the same quarter of the prior year. Trust accounts under administration at Sterling Trust and Matrix Bank increased to 47,401 at June 30, 2003 from 43,204 at June 30, 2002 and total assets under administration increased to over $11.3 billion at June 30, 2003 from approximately $6.4 billion at June 30, 2002. The majority of the growth is the result of business referred to Matrix Bank's trust department by Matrix Settlement & Clearance Services.

Real Estate Disposition Services. Real estate disposition services represents fees earned by Matrix Asset Management for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions. Real estate disposition services income increased $400 thousand, or 31.0%, to $1.5 million for the quarter ended June 30, 2003 as compared to $1.1 million for the quarter ended June 30, 2002. The increase is due to an increase in the number of properties closed during the quarter ended June 30, 2003 of 788 as compared to 568 for the same quarter of the prior year. Additionally, the increase is due to increased numbers of property under management, which is 2,487 at June 30, 2003 as compared to 1,865 at June 30, 2002.

Gain on Sale of Loans and Securities. Gain on sale of loans and securities decreased $100 thousand to approximately $50 thousand for the quarter ended June 30, 2003 as compared to $150 thousand for the quarter ended June 30, 2002. Gain on sale of loans can fluctuate significantly from quarter to quarter and year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, and the particular loan portfolios we elect to sell.

Gain on Sale of Mortgage Servicing Rights. Gain on sale of mortgage servicing rights was $0 for the quarter ended June 30, 2003 as compared to $1.1 million for the quarter ended June 30, 2002. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter and year-to-year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, we expect to at times pursue opportunistic sales of mortgage servicing rights.

School Services. School services income represents fees earned by ABS for outsourced business and consulting services provided primarily to charter schools. School services income decreased $700 thousand, or 52.9%, to $700 thousand for the quarter ended June 30, 2003 as compared to $1.4 million for the quarter ended June 30, 2002. The decrease is a result of a decrease in the number of core business service clients. As of June 30, 2003 ABS provided core business services to 82 schools as compared to 106 schools at June 30, 2002. Much of the decrease was anticipated by the Company as part of its initiative to focus on its core competencies. The Company does not anticipate a significant increase in school services income for the foreseeable future.

Other Income. Other income includes service and ATM fees, rental income, servicing hedging gains, and other miscellaneous income items. Other income increased $3.3 million to $4.3 million for the quarter ended June 30, 2003 as compared to $1.0 million for the quarter ended June 30, 2002. The increase in other income was primarily due to approximately $2.1 million gain on hedging realized at Matrix Financial during the quarter, and a $300 thousand increase in our equity investment at our 45% owned subsidiary, Matrix Settlement & Clearance Services.

Noninterest Expense. Noninterest expense increased $12.3 million, or 36.0%, to $46.5 million for the quarter ended June 30, 2003 as compared to $34.2 million for the quarter ended June 30, 2002. This increase was mainly the result of increases in the amortization of mortgage servicing rights, an additional impairment charge on mortgage servicing rights, increases in compensation and benefits, and an increase in professional fees. The following table details the major components of noninterest expense for the periods indicated:

                                                          Quarter Ended
                                                            June 30,
                                                  ------------------------------
                                                       2003            2002
                                                  --------------- --------------
                                                         (In thousands)

     Compensation and employee benefits............$     16,505   $     14,950
     Amortization of mortgage servicing rights.....      10,356          5,162
     Occupancy and equipment........................      1,906          1,830
     Postage and communication......................      1,092          1,148
     Professional fees..............................      1,319            597
     Data processing................................        846            769
     Impairment on mortgage servicing rights........      2,400          1,400
     Other general and administrative...............     12,079          8,326
                                                     ------------   ------------
         Total.....................................$     46,503   $     34,182
                                                     ============   ============

Compensation and employee benefits expense increased $1.6 million, or 10.4%, to $16.5 million for the quarter ended June 30, 2003 as compared to $14.9 million for the quarter ended June 30, 2002. This increase was primarily due to increased costs associated with incentive and commission pay, consistent with the increase in revenues, offset by decreases in medical benefits expense associated with the structural rate changes implemented for the 2003 benefit year. Overall, the Company experienced a small increase of 14 employees to 930 employees, as compared to 916 employees at June 30, 2002. Included in the employees at June 30, 2003 are approximately 424 employees who we anticipate that the Buyer of the Platform will hire, thereby reducing our employee count to approximately 506 as of the Final Closing Date. See Note 2 to the condensed consolidated financial statements herein for a discussion of the Sale of the Wholesale Production Platform.

Amortization of mortgage servicing rights increased $5.2 million, or 100.6%, to $10.4 million for the quarter ended June 30, 2003 as compared to $5.2 million for the quarter ended June 30, 2002. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the continued low interest rates prevalent in the market during the quarter, prepayment speeds on our servicing portfolio increased to an average of 39.3% for the quarter ended June 30, 2003 as compared to 17.1% for the quarter ended June 30, 2002. The average balance in our mortgage servicing rights decreased to $4.6 billion at June 30, 2003 as compared to $5.9 billion at June 30, 2002.

Impairment on mortgage servicing rights increased $1.0 million, or 71.4%, to $2.4 million for the quarter ended June 30, 2003 as compared to $1.4 million for the quarter ended June 30, 2002. The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. See further discussion of the impairment on mortgage servicing rights in "Item 7. Comparison of Results of Operations for Fiscal Years 2002 and 2001--Noninterest Expense" in the Form 10-K for the year ended December 31, 2002.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other general and administrative expenses, increased $4.5 million, or 36.1% to $17.2 million for the quarter ended June 30, 2003 as compared to $12.7 million for the quarter ended June 30, 2002. The increase was primarily due to increases in subaccounting fees paid by Matrix Bank to third parties, an increase in reserves and charges related to both production and servicing related assets, and increases in legal and other outside services primarily at Matrix Financial related to increased volume of activities and ongoing litigation.

As discussed in footnote 8 to the condensed consolidated financial statements included herein, no accrual for loss had been recorded as of June 30, 2003 in connection with the pending litigation matter styled Roderick Adderley, et. al.
v. Advanced Financial Services, Inc., et. al. For a more detailed discussion of this particular litigation, please see footnote 8 to the condensed consolidated financial statements included herein, as well as Part II, Item 1 to this Quarterly Report on Form 10-Q.

Provision for Income Taxes. Our provision for income taxes increased by $350 thousand to $400 thousand for the quarter ended June 30, 2003 as compared to $50,000 for the quarter ended June 30, 2002. Our effective tax rate was 22.6% for the quarter ended June 30, 2003 as compared to 5.0% for the quarter ended June 30, 2002. The effective tax rate is affected by the level of tax-exempt income at ABS and Matrix Bank in proportion to the level of net income.

Comparison of Results of Operations for the Six Months Ended June 30, 2003 and 2002

Net Income. Net income increased $400 thousand, or 13.6%, to $3.3 million, or $0.51 per diluted share, for the six months ended June 30, 2002 as compared to $2.9 million, or $0.45 per diluted share, for the six months ended June 30, 2002.

Net Interest Income. Net interest income before provision for loan and valuation losses remained consistent at $23.9 million for the six months ended June 30, 2003 and June 30, 2002. The factors which impact net interest income, and led to the overall consistency in revenue, are as follows: our average interest-earning assets were $1.5 billion for the six months ended June 30, 2003 as compared to $1.3 billion for the six months ended June 30, 2002. The increase in average balance was offset, however, by a decrease in the average yield on the net interest-earning assets to 5.56% for the six months ended June 30, 2003 as compared to 6.78% for six months ended June 30, 2002. The Company's interest-bearing liabilities remained consistent at $1.2 billion for the six months ended June 30, 2003 and 2002, however, the average yield on interest-bearing liabilities decreased to 2.68% for the six months ended June 30, 2003, as compared to 3.60% for the six months ended June 30, 2002. Both the decrease in the yield on interest-earning assets and the cost of the interest-bearing liabilities are attributable to the historically low interest rate environment. The impact of these factors caused the Company's net interest margin to decrease to 3.26% for the six months ended June 30, 2003 as compared to 3.56% for the six months ended June 30, 2002. For additional discussion concerning increases in our average interest-earning assets and decreases in our cost of interest-bearing liabilities, see "Comparison of Results of Operations for the Quarters Ended June 30, 2003 and 2002--Net Interest Income."

For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. Provision for loan and valuation losses decreased $200 thousand, or 9.6%, to $1.5 million for the six months ended June 30, 2003 as compared to $1.7 million for the six months ended June 30, 2002. This decrease was primarily attributable to incremental charge-offs and reserves recorded at ABS in the six months ended June 30, 2002 at levels that are not present in the six months ended June 30, 2003. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "Asset Quality --Nonperforming Assets."

Loan Administration. Loan administration fees increased $2.1 million, or 12.1%, to $19.1 million for the six months ended June 30, 2003 as compared to $17.0 million for the six months ended June 30, 2002. Included in loan administration income was approximately $7.2 million for the six months ended June 30, 2003 and $3.0 million for the six months ended June 30, 2002 of gain from the purchase and subsequent resale of FHA and VA loans from our mortgage servicing rights portfolio. Loan administration fees are also affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage servicing portfolio decreased to an average balance of $4.8 billion for the six months ended June 30, 2003 as compared to an average balance of $5.9 billion for the six months ended June 30, 2002. The actual service fee rate (including all ancillary income) remained basically consistent at 0.48% for the six months ended June 30, 2003 and June 30, 2002.

Loan Origination. Loan origination income increased $13.3 million, or 81.8%, to $29.5 million for the six months ended June 30, 2003 as compared to $16.2 million for the six months ended June 30, 2002. The increase resulted as a combination of effects from an increase in wholesale production to $2.7 billion for the six months ended June 30, 2003 as compared to $1.7 billion for the six months ended June 30, 2002, and an increase in the net income spread to 83.3 basis points year-to-date 2003 versus 59.7 basis points year-to-date 2002. See
Note 2 to the condensed consolidated financial statements herein for a discussion of the Sale of the Wholesale Production Platform.

Brokerage Fees. Brokerage fees increased $2.4 million, or 84.8%, to $5.2 million for the six months ended June 30, 2003 as compared to $2.8 million for the six months ended June 30, 2002. Brokerage fees vary from quarter to quarter and year to year, as the timing of servicing sales, loan sales and SBA pooling activities is dependent upon, among other things, prevailing market conditions and a seller's need to recognize a sale or to receive cash flows. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2003 and 2002--Brokerage Fees."

Trust Services. Trust service fees increased $600 thousand, or 20.3%, to $3.3 million for the six months ended June 30, 2003 as compared to $2.7 million for the six months ended June 30, 2002. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2003 and 2002--Trust Services."

Real Estate Disposition Services. Real estate disposition services income increased $900 thousand, or 48.9%, to $2.8 million for the six months ended June 30, 2003 as compared to $1.9 million for the six months ended June 30, 2002. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2003 and 2002--Real Estate Disposition Services."

Gain on Sale of Loans and Securities. Gain on sale of loans and securities increased $200 thousand to $350 thousand for the six months ended June 30, 2003 as compared to $150 thousand for the six months ended June 30, 2002. Gain on the sale of loans and securities can fluctuate significantly from quarter to quarter and from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell.

Gain on Sale of Mortgage Servicing Rights. Gain on sale of mortgage servicing rights decreased to $0 for the six months ended June 30, 2003 as compared to $1.1 million for the six months ended June 30, 2002. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter and year-to-year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, we expect to at times pursue opportunistic sales of mortgage servicing rights.

School Services. School services income decreased $1.5 million, or 55.1%, to $1.3 million for the six months ended June 30, 2003 as compared to $2.8 million for the six months ended June 30, 2002. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2003 and 2002--School Services."

Other Income. Other income increased $4.1 million, or 185.0%, to $6.3 million for the six months ended June 30, 2003 as compared to $2.2 million for the six months ended June 30, 2002. The increase in other income was primarily due to approximately $2.1 gain on hedging realized at Matrix Financial, rental income of approximately $1.0 million from operations of Matrix Financial Center, and a $400 thousand increase in our equity investment in Matrix Settlement and Clearance.

Noninterest Expense. Noninterest expense increased $20.4 million, or 31.4%, to $85.5 million for the six months ended June 30, 2003 as compared to $65.1 million for the six months ended June 30, 2002. This increase was predominantly due to increases in compensation and employee benefits expense, amortization of and impairment of mortgage servicing rights, professional fees and other general and administrative expense. The following table details the major components of noninterest expense for the periods indicated:

                                                        Six Months Ended
                                                            June 30,
                                                  ------------------------------
                                                       2003            2002
                                                  --------------- --------------
                                                         (In thousands)

     Compensation and employee benefits............$     31,810   $     29,612
     Amortization of mortgage servicing rights.....      19,254         11,035
     Occupancy and equipment........................      3,959          3,519
     Postage and communication......................      2,344          2,287
     Professional fees..............................      2,616          1,309
     Data processing................................      1,577          1,645
     Impairment on mortgage servicing rights........      2,400          1,219
     Other general and administrative...............     21,562         14,449
                                                     ------------   ------------
         Total.....................................$     85,552   $     65,075
                                                     ============   ============

Compensation and employee benefits increased $2.2 million, or 7.4%, to $31.8 million for the six months ended June 30, 2003 as compared to $29.6 million for the six months ended June 30, 2002. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2003 and 2002--Noninterest Expense."

Amortization of mortgage servicing rights increased $8.2 million, or 74.5%, to $19.3 million for the six months ended June 30, 2003 as compared to $11.0 million for the six months ended June 30, 2002. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The increase is due to the increase in prepayment speeds on our servicing portfolio to an average of 35.5% for the six months ended June 30, 2003 as compared to 20.3% for the six months ended June 30, 2002, offset slightly by a decrease in the average balance of our mortgage servicing rights to $4.8 billion at June 30, 2003 as compared to $5.9 billion at June 30, 2002.

Impairment of mortgage servicing rights increased $1.2 million, or 96.9%, to $2.4 million for the six months ended June 30, 2003 as compared to $1.2 million for the six months ended June 30, 2002. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2003 and 2002--Noninterest Expense."

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other general and administrative expenses, increased $8.8 million, or 38.1%, to $32.0 million for the six months ended June 30, 2003 as compared to $23.2 million for the six months ended June 30, 2002. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2003 and 2002--Noninterest Expense."

Provision for Income Taxes. The provision for income taxes increased by $200 thousand to $1.3 million for the six months ended June 30, 2003 as compared to $1.1 million for the six months ended June 30, 2002. Our effective tax rate was 28.5% for the six months ended June 30, 2003 as compared to 27.4% for the six months ended June 30, 2002. The effective tax rates are affected by the level of tax-exempt income at ABS and Matrix Bank in proportion to the level of net income.

Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Average interest rate information for the quarters and six months ended June 30, 2003 and 2002 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.



                                                         Quarter Ended June 30,
                                -------------------------------------------------------------------------
                                              2003                                    2002
                                ----------------------------------      ---------------------------------
                                 Average                  Average        Average                  Average
                                 Balance      Interest     Rate          Balance     Interest      Rate
                                -----------   ----------  --------      ----------   ----------   -------
                                                         (Dollars in thousands)

Assets
Interest-earning assets:
  Loans, net..................  $1,405,154  $     19,729      5.62% $  1,292,804    $  22,255       6.89
  Securities..................      22,996           185      3.22         9,951          148       5.94
  Interest-earning deposits...       8,736            21      0.96        16,626           70       1.68
  Federal Home Loan Bank stock      30,470           229      3.01        26,132          246       3.77
                                ------------  ----------  --------     ----------   ----------   -------
    Total interest-earning
     assets...................   1,467,356        20,164      5.50     1,345,513       22,719       6.75


Noninterest-earning assets:
  Cash........................      46,437                                45,122
  Allowance for loan and
    valuation losses..........      (8,255)                               (9,420)
  Premises and equipment......      25,085                                19,505
  Other assets................     143,713                               175,163
                                ------------                           ----------
    Total noninterest-earning
       assets.................     206,980                               230,370
                                ------------                           ----------

    Total assets..............  $1,674,336                           $ 1,575,883
                                ============                           ==========

Liabilities & Shareholders' Equity
Interest-bearing liabilities:
  Passbook accounts...........  $    5,401            18      1.53   $     5,731           29       2.02
  Money market and NOW accounts    412,331           997      0.97       293,658        1,119       1.52
  Certificates of deposit.....     359,631         2,426      2.70       439,466        4,249       3.87
  Federal Home Loan Bank
    borrowings................     337,890         2,268      2.68       335,623        2,457       2.93
  Borrowed money and
    guaranteed preferred
    beneficial interests......     118,469         2,389      8.07       138,255        2,586       7.48
                                ------------  ----------  --------     ----------   ----------    -------
    Total interest-bearing
      liabilities.............   1,233,722         8,098      2.63     1,212,763       10,440       3.44
                                ------------  ----------  --------     ----------   ----------    -------

Noninterest-bearing
liabilities:
  Demand deposits (including
    custodial escrow
    balances).................     336,479                               252,737
  Other liabilities...........      34,255                                37,037
                                ------------                           ----------
    Total noninterest-bearing
      liabilities                  370,734                               289,774


  Shareholders' equity........      69,880                                73,346
                                ------------                           ----------

Total liabilities and
  shareholders' equity........  $1,674,336                          $  1,575,883
                                ============                           ==========
Net interest income before
  provision for loan and
  valuation losses............                $   12,066                            $  12,279
                                              ==========                             ==========

Interest rate spread..........                                2.87 %                                3.31 %
                                                           ========                                =======

Net interest margin...........                                3.29 %                                3.65 %
                                                           ========                                =======

Ratio of average interest-earning
 assets to average interest-bearing
 liabilities...................                             118.94 %                              110.95 %
                                                           ========                                =======


TABLE CONTINUED.......




                                                            Six Months Ended June 30,
                                    ---------------------------------------------------------------------------
                                                  2003                                    2002
                                    ----------------------------------     ------------------------------------
                                     Average                  Average       Average                  Average
                                     Balance     Interest      Rate         Balance     Interest      Rate
                                    -----------  ----------   --------     -----------  ----------   --------
                                                               (Dollars in thousands)

Assets
Interest-earning assets:
  Loans, net..................       $ 1,398,701 $     39,831     5.70%  $1,291,380    $  44,698       6.92%
  Securities..................            24,279          401     3.30        9,995          277       5.54
  Interest-earning deposits.....          13,972           71     1.02       18,445          169       1.83
  Federal Home Loan Bank stock..          30,426          455     2.99       22,500          390       3.47
                                     ----------- ------------   --------  ----------  -----------  --------
    Total interest-earning
     assets.....................       1,467,378       40,758     5.56    1,342,320       45,534       6.78


Noninterest-earning assets:
  Cash..........................        45,130                                 38,559
  Allowance for loan and
   valuation losses.............        (8,719)                                (9,437)
  Premises and equipment........        25,946                                 16,604
  Other assets..................       147,831                                176,434
                                    -----------                            -----------
    Total noninterest-earning
      assets....................       210,188                                222,160
                                    -----------                            -----------

    Total assets................  $  1,677,566                           $  1,564,480
                                    ===========                            ===========

Liabilities & Shareholders'
  Equity
Interest-bearing liabilities:
  Passbook accounts.............. $      5,447             36     1.32   $       5,506        55       2.00
  Money market and NOW accounts        383,659          1,905     0.99         276,681     2,204       1.59
  Certificates of deposit.......       404,278          5,523     2.73         475,550     9,635       4.05
  Federal Home Loan Bank
    borrowings..................       335,978          4,507     2.68         295,758     4,430       3.00
  Borrowed money and
    guaranteed preferred
    beneficial interests........       124,202          4,835     7.79         147,411     5,308       7.20
                                    -----------    ----------   --------     -----------  ---------  --------
    Total interest-bearing
      liabilities...............     1,253,564         16,806     2.68       1,200,906    21,632       3.60
                                    -----------    ----------   --------     -----------  ---------  --------

Noninterest-bearing
liabilities:
  Demand deposits (including
    custodial escrow balances)..       324,315                                 252,025
  Other liabilities.............        30,865                                  39,045
                                    -----------                            -----------
    Total noninterest-bearing
      liabilities                      355,180                                 291,070
Shareholders' equity............        68,822                                  72,504
                                    -----------                            -----------

Total liabilities and
shareholders' equity............  $  1,677,566                            $  1,564,480
                                    ===========                            ===========
Net interest income before
  provision for loan and
  valuation losses..............  $     23,952                            $     23,902
                                    ==========                             ===========

Interest rate spread............                                 2.88 %                               3.18 %
                                                              ========                              ========

Net interest margin.............                                 3.26 %                               3.56 %
                                                              ========                              ========

Ratio of average interest-earning
  assets to average
  interest-bearing liabilities..                               117.06 %                             111.78 %
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

                                                    Quarter Ended                               Six Months Ended
                                                      June 30,                                      June 30,

                                                    2003 vs. 2002                                2003 vs. 2002
                                      ------------------------------------------   -------------------------------------------
                                                                Increase (Decrease) Due to Change in
                                      ----------------------------------------------------------------------------------------
                                        Volume          Rate           Total         Volume          Rate           Total
                                      ------------   ------------   ------------   ------------   ------------   -------------
                                                                          (In thousands)


Interest-earning assets:
  Loans, net........................   $   1,821     $   (4,347)    $   (2,526)    $    3,488     $   (8,355)    $   (4,867)
  Securities........................         128            (91)            37            446           (322)           124
  Interest-earning deposits.........         (26)           (23)           (49)           (35)           (63)           (98)
  FHLB stock........................          37            (54)           (17)            86            (21)            65
                                      ------------   ------------   ------------   ------------   ------------   -------------

     Total interest-earning assets..       1,960         (4,515)        (2,555)         3,985         (8,761)        (4,776)

Interest-bearing liabilities:
  Passbook accounts.................          (2)            (9)           (11)            (1)           (18)           (19)
  Money market and NOW accounts.....         362           (484)          (122)           689           (988)          (299)
  Certificates of deposit...........        (684)        (1,139)        (1,823)        (1,295)        (2,817)        (4,112)
  FHLB borrowings...................          17           (206)          (189)           573           (496)            77
  Borrowed money and guaranteed
  preferred beneficial interests....        (390)           193           (197)          (883)           187           (473)
                                      ------------   ------------   ------------   ------------   ------------   -------------

     Total interest-bearing
       liabilities..................        (697)        (1,645)        (2,342)          (917)        (4,132)        (4,826)
                                      ------------   ------------   ------------   ------------   ------------   -------------

Change in net interest income
  before provision for loan and
  valuation losses                    $    2,657     $   (2,870)   $     (213)     $    4,902     $   (4,852)    $       50
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



                                                              June 30,              December 31,               June 30,
                                                                2003                    2002                     2002
                                                            -------------          ---------------          ----------------
                                                                                (Dollars in thousands)

Nonaccrual residential mortgage loans................    $        18,269        $          15,123        $           14,513
Nonaccrual  commercial real estate,  commercial loans
   and school financing..............................             14,947                   15,649                    19,139
Nonaccrual consumer loans............................                  -                       46                        19
                                                            -------------          ---------------          ----------------
   Total nonperforming loans.........................             33,216                   30,818                    33,668
Foreclosed real estate...............................              5,334                    8,343                     4,641
                                                            -------------          ---------------          ----------------
   Total nonperforming assets........................    $        38,550        $          39,161        $           38,309
                                                            =============          ===============          ================
Total nonperforming loans to total loans.............               2.41  %                  2.20  %                   2.58  %
                                                            =============          ===============          ================
Total nonperforming assets to total assets...........               2.21  %                  2.30  %                   2.36  %
                                                            =============          ===============          ================
Ratio of allowance for loan and  valuation  losses to
   total nonperforming loans.........................              27.11  %                 30.32  %                  28.20  %
                                                            =============          ===============          ================

We accrue interest on government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these loans is generally insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $20.5 million, $34.8 million and $49.3 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

Nonaccrual residential mortgage loans as a percentage of total loans were 1.3% at June 30, 2003, 1.1% at December 31, 2002, and 1.1% at June 30, 2002. The
nonaccrual residential mortgage loans have slightly deteriorated at June 30, 2003 as compared to December 30, 2002 and June 30, 2002. We do not believe that the slight increase in delinquency will necessarily continue or is a continuing trend, as the increase did not occur in any particular loan portfolio acquired or in any specific geographic area.

The decrease in nonaccrual commercial loans and school financing at June 30, 2003 as compared to December 31, 2002 and June 30, 2002 is primarily attributable to a decrease in nonaccrual commercial and construction loans at Matrix Bank due to improvement in the aging of the portfolio, offset by the overall increased amounts of SBA originated and purchased loans and the increased amount of those loans in nonaccrual status, which increased $500 thousand to $9.8 million at June 30, 2003 as compared to $9.3 million at December 31, 2002 and $9.0 million at June 30, 2002. It should be noted, however, that approximately $6.5 million of the principal of these SBA loans is guaranteed by the SBA, and as such, our credit risk is reduced despite the increase in the balances. With regard to our school financing, a majority of our origination of tax-exempt financing for charter schools is for the purchase of real estate and equipment. We have noted that many of our charter schools have encountered enrollment and/or state funding delays with their start-up, which has delayed their funding and caused the school's loans to us to become delinquent. We have seen minor improvement in the balance of the nonaccrual loans, primarily due to the aging of such loans. In many instances, we have historically been able to work with many of the schools on their cash flow issues and eventually removed them from the delinquent lists. Not included in the June 30, 2003 balance was $1.0 million of delinquent school financing that was sold to a third party with recourse. The losses related to the delinquencies and foreclosures are recorded as part of noninterest expense. As of June 30, 2003, a liability of $50 thousand was recorded against the delinquent recourse loans.

The percentage of the allowance for loan losses to nonaccrual loans varies due to the nature of our portfolio of loans. We analyze the collateral for each nonperforming loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "Comparison of Results of Operations for the Quarters Ended June 30, 2003 and 2002."

Liquidity and Capital Resources

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The trend of net cash used by our operating activities experienced over the reported period results primarily from our regular operating activities. Note, however, that we believe the sale of the wholesale production platform will result in significant liquidity once the warehouse line of credit provided to Matrix Financial by Matrix Bank is repaid. See Note 2 to the condensed consolidated financial statements herein for a discussion of the Sale of the Wholesale Production Platform.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company's liquidity. Historically, the majority of the dividend payments have been made by Matrix Bank and its consolidated subsidiaries, which include Matrix Financial. The current dividend policy approved by Matrix Bank is 75% of the consolidated cumulative earnings of Matrix Bank. Matrix Bank resumed regular dividend payments under its current policy during the quarter ended June 30, 2003. The Company also intends to utilize the $12.0 million line of credit on its bank stock loan, as needed, to meet its own and the other subsidiaries financial obligations. As of June 30, 2003, $12.0 million of the line of credit is available.

Matrix Bank's liquidity needs are expected to be achieved through retail deposit growth, brokered deposits, borrowings from the FHLB, custodial deposits from affiliates, deposits directed to Matrix Bank by third party institutions and deposits generated through its trust operations. Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLB as its primary source for borrowings. At June 30, 2003, Matrix Bank had overnight and term borrowings of $407.2 million from the FHLB of Topeka and Dallas. Matrix Bank also utilizes brokered deposits as a source of liquidity. The balance of brokered deposits at June 30, 2003 was $172.3 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur.

Matrix Bank, a well capitalized institution, had a leverage capital ratio of 5.96% at June 30, 2003. This exceeded the well capitalized leverage capital requirement of 5.0% of adjusted assets by $15.9 million. Matrix Bank's risk-based capital ratio was 11.90% at June 30, 2003, which currently exceeds the well capitalized risk-based capital requirement of 10.0% of risk-weighted assets by $16.8 million.

Matrix Financial's principal source of funding for its loan origination business consists of a $425.0 million warehouse line of credit provided to Matrix Financial by Matrix Bank, as well as a $50.0 million warehouse line of credit provided to Matrix Financial by an unaffiliated financial institution. As of June 30, 2003, $40.0 million was available to be utilized under the line of credit facility.

Matrix Bancorp Trading's principal source of funding to acquire loan portfolios with the intent of selling over a short period of time is a $40.0 million warehouse line from a third party financial institution unconditionally guaranteed by the Company. As of June 30, 2003, Matrix Bancorp Trading had $39.6 million available to be utilized under the line of credit facility. Due to the lack of utilization of this warehouse line, we would not anticipate renewing the facility which comes due in the third quarter of 2003.

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

Through a Purchase and Sale Agreement, the Company has sold school financing loans to a third party financial institution. The Company provides scheduled interest and principal plus full recourse in the case of loss or default. The transaction was treated as a sale due to the transfer of ownership over the school financing loans. No gain or loss was recorded at the time of sale. The balance of the school financing loans sold with recourse was approximately $13.3 million at June 30, 2003.

In the ordinary course of business, we make commitments to originate residential mortgage loans and hold originated loans until delivery to an investor. Inherent in this business are risks associated with changes in interest rates and the resulting change in the market value of the loans being held for delivery. We mitigate this risk through the use of mandatory and best effort forward commitments to sell loans. As of June 30, 2003, we had $933.4 million of commitments to originate mortgage loans and $365.7 million of funded loans, offset with mandatory forward commitments of $894.6 million and best effort forward commitments of $107.6 million. See additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2003 and 2002--Loan Origination."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended June 30, 2003 and the six-month period ended June 30, 2003, there were no material changes to the quantitative and qualitative disclosures about market risk presented in the Annual Report on Form 10-K for the year ended December 31, 2002. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Risk Sensitive Assets and Liabilities" and Item 1. "Business Mortgage Servicing Activities --Hedging of Servicing Rights" in the Form 10-K for December 31, 2002 for a detailed discussion and which is incorporated herein by reference.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Co-Chief Executive Officer's and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Company's management, including the Co-Chief Executive Officer's and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of management's evaluation.

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

Matrix Financial has been named a defendant in an arbitration claim pending before the American Arbitration Association in Denver, Colorado. The claimant claims that he was not terminated for "cause", as specified in his employment agreement and has made claims for, among other things, breach of good faith and fair dealing, breach of his employment agreement, back pay and other economic loss, violation of the Colorado wage act and attorneys' fees and costs. In June 2003, the arbitrator made an initial interim decision finding that the ex-employee was negligent in connection with one of the issues over which his employment was terminated, but that he was not terminated for "cause" as defined in the employment agreement. No schedule has yet been set for a hearing as to what damages, if any, may be payable to or by the ex-employee or as to what amounts, if any, Matrix Financial may be entitled to offset in connection with such ex-employee's negligent actions. Matrix Financial continues to believe it has meritorious defenses to these claims by the ex-employee and intends to defend the matter vigorously.

A former customer of Matrix Bank is a debtor in a Chapter 11 proceeding under the Bankruptcy Code entitled In re Apponline.com, Inc. and Island Mortgage Network, Inc. pending in the United States Bankruptcy Court for the Eastern District of New York (the "Bankruptcy Proceeding"). The Chapter 11 trustee in this action had claimed a prior interest in approximately 17 loans (original principal amount of approximately $3.2 million) that Matrix Bank purchased from the debtor pursuant to a purchase/repurchase facility between Matrix Bank and the debtor. Matrix Bank and the Chapter 11 trustee have agreed to settle this dispute, with Matrix Bank paying the trustee approximately $460 thousand. The settlement is subject to approval by the Bankruptcy Court. There can be no assurance that the settlement will be approved by the Court. The amount of the settlement has been fully reserved by the Company.

In addition to the claim described above, the Chapter 11 trustee has filed an avoidance action against Matrix Bank for approximately $6.1 million Island Mortgage paid to Matrix Bank. Matrix Bank believes it will successfully demonstrate to the trustee that the monies the trustee seeks to recover were purchase money belonging to Matrix Bank, having been returned to it by Island Mortgage for loans that did not close and were not sold to Matrix Bank. Matrix Bank believes it has meritorious defenses to this avoidance action and intends to vigorously defend it. See Item 3. "Legal Proceedings --Matrix Bank" in the Form 10-K for December 31, 2002 for the Company's previous discussion of this matter.

Sterling Trust has been named a defendant in an action filed in July 1999 styled Roderick Adderley, et. al. v. Advanced Financial Services, Inc., et. al. that was tried in Tarrant County, Texas District Court in the spring of 2000. The jury returned a verdict adverse to Sterling Trust with respect to two of 12 theories of liability posed by the plaintiffs, and a judgment was entered against Sterling Trust in the amount of approximately $6.4 million, plus post-judgment interest and conditional attorneys' fees for the plaintiffs in connection with any appeals. Sterling Trust appealed the judgment to the Court of Appeals for the Second District of Texas (Fort Worth). On July 31, 2003, the Court of Appeals affirmed and reversed in part the jury verdict. The Court of Appeals affirmed the jury's award for actual damages of approximately $6.2 million (plus post-judgment interest and attorneys' fees currently estimated to be approximately $2.3 million) but denied the punitive award of approximately $250 thousand. Sterling Trust continues to believe that it has meritorious points of appeal and intends to vigorously appeal this decision to the Supreme Court of Texas. An appeal to the Supreme Court of Texas is discretionary in nature, meaning that the Supreme Court of Texas does not automatically have to hear the case. There can be no assurances that the Supreme Court of Texas will agree to hear the case or that, if heard, Sterling Trust's appeal will be successful. Because management has determined that the loss in this matter is not probable, no accrual for loss has been recorded in the financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on May 16, 2003. At the meeting, the shareholders voted to re-elect two directors of the Company, Lester Ravitz and Robert T. Slezak, to hold office until the Annual Meeting to be held in 2006 ("Proposal 1"). The other directors whose terms continue after the Annual Meeting are D. Mark Spencer, Richard V. Schmitz, Guy A. Gibson and David
A. Frank.

The shareholders were asked to consider and act upon a proposal to amend the 1996 Amended and Restated Employee Stock Option Plan to increase the shares eligible for issuances upon exercise of stock options from 750,000 shares to 950,000 shares ("Proposal 2").

In addition, the shareholders were asked to consider and act upon a proposal to ratify the appointment of KPMG LLP as independent auditors for the Company for the 2002 fiscal year ("Proposal 3"). No other matters were voted on at the Annual Meeting. A total of 6,275,202 shares were represented at the meeting, in person or by proxy.

The number of shares that were voted for and that were withheld from, each of the director nominees in Proposal 1 was as follows:

Director Nominee                 For                           Withheld
----------------                 ---                           --------
Lester Ravitz                   6,058,006                       217,196
Robert T. Slezak..              6,058,006                       217,196

In Proposal 2, the shares eligible for issuance upon exercise of stock options was increased to 950,000 shares, with 5,744,034 shares voting for, 530,668 shares voting against, and 500 broker non-votes.

In Proposal 3, KPMG LLP was ratified as the independent auditors for the Company for fiscal year 2003, with 6,266,515 shares voting for, 7,344 shares voting against and 1,343 shares abstaining.




Item 6. Exhibits and Reports on Form 8-K

a) Exhibits
*10.1 Second Amendment to Purchase and Assumption Agreement, dated July 22, 2003, by and between Matrix Capital Bank, Matrix Financial Services Corporation and AmPro Mortgage Corporation.
*31.1 Certification by D. Mark Spencer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2 Certification by Richard V. Schmitz pursuant to 18 U.S.C. Section 1350, as adopted pursaunt to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3 Certification by David W. Kloos pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1 Certification by D. Mark Spencer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2 Certification by Richard V. Schmitz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3 Certification by David W. Kloos pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


b) Reports on Form 8-K
       The Company filed a Form 8-K with the Securities and Exchange Commission on May 2, 2003 (Item 12), which contained a press release announcing the first quarter 2003 earnings of the Company.
----------------------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MATRIX BANCORP, INC.



Dated: August 12, 2003                    /s/ D. Mark Spencer
      ---------------------------         --------------------------------------
                                          D. Mark Spencer
                                          President and Co-Chief Executive
                                          Officer
                                          (Principal Executive Officer)

Dated: August 12, 2003                    /s/ Richard V. Schmitz
      ---------------------------         --------------------------------------
                                          Richard V. Schmitz
                                          Co-Chief Executive Officer


Dated: August 12, 2003                    /s/ David W. Kloos
      ---------------------------         --------------------------------------
                                          David W. Kloos
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting and
                                          Financial Officer)

                                INDEX TO EXHIBITS



Exhibit
Number            Description
-------------     --------------------------------------------------------------

*10.1 Second Amendment Purchase and Assumption Agreement, dated July 22, 2003, by and between Matrix Capital Bank, Matrix Financial Servcies Corporation and AmPro Mortgage Corporation.

*31.1 Certification by D. Mark Spencer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 Certification by Richard V. Schmitz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3 Certification by David W. Kloos pursuant to 18 U.S.C. Section 1350, as adoped pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 Certification by D. Mark Spencer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 Certification by Richard V. Schmitz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.3 Certification by David W. Kloos pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.