Form 10-Q
period 2003-09-30
MATRIX BANCORP INC
filed 2003-11-04
CIK 944725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

     Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on October 31, 2003 was 6,498,543 shares.


                                                             TABLE OF CONTENTS




                                                         PART I - Financial Information

    ITEM 1.       Financial Statements

                  Condensed Consolidated Balance Sheets
                        September 30, 2003 (unaudited) and December 31, 2002..............................3

                  Condensed Consolidated Statements of Operations
                        Quarter and nine months ended September 30, 2003 and 2002 (unaudited).............4

                  Condensed Consolidated Statements of Shareholders' Equity
                        Nine months ended September 30, 2003 and 2002 (unaudited).........................6

                  Condensed Consolidated Statements of Cash Flows
                        Nine months ended September 30, 2003 and 2002 (unaudited).........................7

                  Notes to Condensed Consolidated Financial Statements....................................8

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

    ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk..............................29

    ITEM 4.       Controls and Procedures.................................................................29


                                                          PART II - Other Information


    ITEM 1.       Legal Proceedings.......................................................................29

    ITEM 6.       Exhibits and Reports on Form 8-K........................................................30

    SIGNATURES............................................................................................32


                         Part I - Financial Information

Item 1.   Financial Statements

                                     Matrix Bancorp, Inc. and Subsidiaries
                                     Condensed Consolidated Balance Sheets
                               (Dollars in thousands, except share information)


                                                                                       September 30,       December 31,
                                                                                           2003                2002
                                                                                    -------------------  ------------------
                                                                                          (Unaudited)

 Assets
 Cash and cash equivalents........................................................ $         58,706     $         58,725
 Interest-earning deposits and federal funds sold.................................            2,151                3,687
 Securities available for sale....................................................           63,037               29,073
 Loans held for sale, net.........................................................          995,345            1,107,926
 Loans held for investment, net...................................................          287,493              285,891
 Mortgage servicing rights, net...................................................           43,188               63,200
 Other receivables ...............................................................           41,434               54,811
 Federal Home Loan Bank stock, at cost............................................           32,336               30,379
 Foreclosed real estate...........................................................            6,081                8,343
 Premises and equipment, net......................................................           25,141               27,705
 Bank owned life insurance........................................................           20,354                    -
 Other assets, net................................................................           26,074               31,857
                                                                                    -------------------  ------------------
 Total assets..................................................................... $      1,601,340     $      1,701,597
                                                                                    ===================  ==================

 Liabilities and shareholders' equity
 Liabilities:
    Deposits...................................................................... $        996,275     $        933,957
    Custodial escrow balances.....................................................          134,655              151,790
    Draft payable.................................................................                -                7,097
    Federal Home Loan Bank borrowings.............................................          267,225              385,785
    Borrowed money................................................................           49,045               61,403
    Guaranteed preferred beneficial interests.....................................           64,500               64,500
    Other liabilities.............................................................           18,745               23,357
    Income taxes payable and deferred income tax liability........................            2,596                6,772
                                                                                    -------------------  ------------------
 Total liabilities................................................................        1,533,041            1,634,661
                                                                                    -------------------  ------------------

 Commitments and contingencies

 Shareholders' equity:
    Preferred stock, par value $0.0001; authorized 5,000,000 shares; no shares
      outstanding.................................................................                -                    -
    Common stock, par value $0.0001; authorized 50,000,000 shares; issued and outstanding 6,498,543 and 6,489,543 shares at September 30, 2003 and
      December 31, 2002, respectively.............................................                1                    1
    Additional paid in capital....................................................           20,451               20,375
    Retained earnings.............................................................           47,835               46,534
    Accumulated other comprehensive income........................................               12                   26
                                                                                    -------------------  ------------------
 Total shareholders' equity.......................................................           68,299               66,936
                                                                                    -------------------  ------------------
 Total liabilities and shareholders' equity....................................... $      1,601,340     $      1,701,597
                                                                                    ===================  ==================



See accompanying notes.

                      Matrix Bancorp, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                (Dollars in thousands, except share information)
                                   (Unaudited)


                                                                         Quarter Ended                   Nine Months Ended
                                                                         September 30,                     September 30,
                                                                     2003             2002             2003             2002
                                                                ---------------  ---------------  ---------------  ---------------

 Interest income
 Loans and securities........................................  $      17,846    $      20,452    $      55,532    $      61,426
 Interest-earning deposits...................................            237              378              764              937
                                                                ---------------  ---------------  ---------------  ---------------
 Total interest income.......................................         18,083           20,830           56,296           62,363
                                                                ---------------  ---------------  ---------------  ---------------

 Interest expense
 Deposits....................................................          3,200            4,656           10,664           16,551
 Borrowed money and guaranteed preferred beneficial interests          4,588            4,837           13,889           14,574
                                                                ---------------  ---------------  ---------------  ---------------
 Total interest expense......................................          7,788            9,493           24,553           31,125
                                                                ---------------  ---------------  ---------------  ---------------
 Net interest income before provision for loan and valuation
   losses....................................................         10,295           11,337           31,743           31,238
 Provision for loan and valuation losses.....................          1,114            1,308            2,651            3,008
                                                                ---------------  ---------------  ---------------  ---------------
 Net interest income after provision for loan and valuation
   losses....................................................          9,181           10,029           29,092           28,230
                                                                ---------------  ---------------  ---------------  ---------------

 Noninterest income
 Loan administration.........................................          6,373            7,157           25,430           24,161
 Brokerage...................................................          2,298            3,728            7,522            6,555
 Trust services..............................................          1,680            1,188            4,977            3,930
 Real estate disposition services............................          1,786            1,049            4,608            2,944
 Gain on sale of loans and securities........................          1,711              135            2,201              284
 Gain on sale of mortgage servicing rights, net..............              -                -                -            1,054
 Loan origination............................................            245              338               87            1,011
 School services.............................................            520              882            1,786            3,702
 Other.......................................................            (65)           1,557            6,190            3,764
                                                                ---------------  ---------------  ---------------  ---------------
 Total noninterest income....................................         14,548           16,034           52,801           47,405
                                                                ---------------  ---------------  ---------------  ---------------

 Noninterest expense
 Compensation and employee benefits..........................          8,338            9,555           26,541           27,973
 Amortization of mortgage servicing rights...................          8,263            6,037           27,517           17,073
 Occupancy and equipment.....................................          1,575            1,897            4,568            4,304
 Postage and communication...................................            572              692            1,881            2,004
 Professional fees...........................................            557              910            2,381            2,086
 Data processing.............................................            689              721            2,114            2,108
 Impairment (recovery) on mortgage servicing rights..........         (5,100)           8,000           (2,700)           9,219
 Other general and administrative............................          8,804            9,117           23,630           21,371
                                                                ---------------  ---------------  ---------------  ---------------
 Total noninterest expense...................................         23,698           36,929           85,932           86,138
                                                                ---------------  ---------------  ---------------  ---------------
 Income (loss) from continuing operations before income taxes             31          (10,866)          (4,039)         (10,503)
 Income tax benefit..........................................           (289)          (4,675)          (2,391)          (5,015)
                                                                ---------------  ---------------  ---------------  ---------------
Income (loss) from continuing operations....................            320           (6,191)          (1,648)          (5,488)

 Discontinued Operations:
 (Loss) income from discontinued operations (sale of
    wholesale  mortgage origination  platform), net of income
    tax (benefit)  provision of $(1,528), $640, $1,908 and
    $2,089, respectively.....................................         (2,360)             990            2,949            3,229

                                                                ---------------  ---------------  ---------------  ---------------
 Net (loss) income...........................................  $      (2,040)   $      (5,201)   $       1,301    $      (2,259)
                                                                ===============  ===============  ===============  ===============

Continued


                      Matrix Bancorp, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations - continued
                (Dollars in thousands, except share information)
                                   (Unaudited)


                                                                         Quarter Ended                   Nine Months Ended
                                                                         September 30,                     September 30,
                                                                     2003             2002             2003             2002
                                                                ---------------  ---------------  ---------------  ---------------

                                                                ---------------  ---------------  ---------------  ---------------
 Income (loss) from continuing operations per share -
    basic....................................................  $         0.05   $        (0.96)  $        (0.25)  $        (0.85)
                                                                ---------------  ---------------  ---------------  ---------------
 Income (loss) from continuing operations per share -
    assuming dilution........................................  $         0.05   $        (0.96)  $        (0.25)  $        (0.85)
                                                                ---------------  ---------------  ---------------  ---------------

                                                                ---------------  ---------------  ---------------  ---------------
 (Loss) income from discontinued operations per share -
    basic....................................................  $        (0.36)  $         0.15   $         0.45   $         0.50
                                                                ---------------  ---------------  ---------------  ---------------
 (Loss) income from discontinued operations per share -
    assuming dilution........................................  $        (0.36)  $         0.15   $         0.45   $         0.50
                                                                ---------------  ---------------  ---------------  ---------------

                                                                ===============  ===============  ===============  ===============
 Net (loss) income per share - basic.........................  $        (0.31)  $        (0.81)  $         0.20   $        (0.35)
                                                                ===============  ===============  ===============  ===============
 Net (loss) income per share - assuming dilution.............  $        (0.31)  $        (0.81)  $         0.20   $        (0.35)
                                                                ===============  ===============  ===============  ===============

                                                                ===============  ===============  ===============  ===============
 Weighted average shares - basic.............................       6,496,554        6,454,244        6,492,959        6,465,083
                                                                ===============  ===============  ===============  ===============
 Weighted average shares - assuming dilution.................       6,496,554        6,454,244        6,539,206        6,465,083
                                                                ===============  ===============  ===============  ===============


See accompanying notes.

                      Matrix Bancorp, Inc. and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                 Accumulated
                                                Additional                          Other            Total
                              Common Stock        Paid In   Treasury  Retained   Comprehensive    Shareholders'    Comprehensive
                          ----------------------
                           Shares      Amount     Capital    Shares   Earnings      Income           Equity            Income
                          ----------  ---------- ---------- --------- ---------  -------------   --------------   ---------------
Nine Months Ended
September 30, 2003
-------------------------
Balance at December 31,
 2002..................... 6,489,543   $     1   $  20,375    $    -    $ 46,534   $    26        $  66,936
Comprehensive income:
   Net income.............        -          -           -         -       1,301         -            1,301       $  1,301
   Unrealized holding loss
   on securities (1)......        -          -           -         -           -       (14)             (14)           (14)
                                                                                                                  ---------------
Comprehensive income......                                                                                        $  1,287
                                                                                                                  ===============
Issuance of stock related
   to employee stock
   purchase plan and
   options................     9,000         -          76         -           -         -               76
                          ----------  ---------- ---------- --------- ---------  -------------   --------------
Balance at September 30,
   2003................... 6,498,543  $      1   $  20,451   $     -    $ 47,835   $    12         $ 68,299
                          ==========  ========== ========== ========= =========  =============   ==============

Nine Months Ended
September 30, 2002
-------------------------
Balance at December 31,
   2001..................  6,518,604  $       1  $  20,800  $      -    $ 50,486   $    25         $ 71,312

Comprehensive income:
   Net loss..............          -          -          -         -      (2,259)        -           (2,259)      $ (2,259)
   Unrealized gains on
   securities, net of
   reclassification
   adjustment.............         -          -          -         -           -         4                4              4

                                                                                                                -----------
Comprehensive loss........                                                                                        $ (2,255)
                                                                                                                ===========
Issuance of stock related
   to employee stock
   purchase plan and
   options................     1,700          -          6         -           -         -                6
Shares repurchased........   (66,060)         -          -      (726)          -         -             (726)
Shares retired............         -          -       (726)      726           -         -                -
                          ----------  ---------- ---------- --------- ---------  -------------   --------------
Balance at September 30,
   2002................... 6,454,244  $       1  $  20,080  $      -    $ 48,227   $    29         $ 66,337
                          ==========  ========== ========== ========= =========  =============   ==============

(1) Disclosure of
    reclassification amount
    Nine Months Ended
    September 30, 2003
-------------------------
    Unrealized holding
     loss arising during
     period..............                                                                                         $    (14)
    Less: reclassification
     adjustment of losses
     included in net income
     (loss)..............                                                                                                -
                                                                                                                ------------
    Net unrealized loss
     on securities.......                                                                                         $    (14)
                                                                                                                ============


See accompanying notes.

                      Matrix Bancorp, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                    2003             2002
                                                                                -------------    -------------

 Operating activities
 Net (loss) from continuing operations.......................................  $    (1,648)     $    (5,488)
 Adjustments to reconcile net (loss) from continuing operations to net cash (used in) operating activities:
    Depreciation and amortization............................................        2,943            2,729
    Provision for loan and valuation losses..................................        2,651            3,008
    Amortization of mortgage servicing rights................................       27,517           17,073
    Impairment (recovery) on mortgage servicing rights.......................       (2,700)           9,219
    Gain on sale of loans and securities.....................................       (2,201)            (285)
    Gain on sale of mortgage servicing rights................................            -           (1,054)
    Gain on sale of foreclosed real estate...................................         (739)             (16)
 Changes in assets and liabilities:
    Loans originated for sale, net of loans sold.............................       31,601           14,320
    Loans purchased for sale.................................................   (1,325,324)        (730,076)
    Proceeds from sale of loans held for sale................................      589,165          463,829
     Increase in securities held for sale....................................      (33,978)         (18,235)
    Originated mortgage servicing rights, net................................       (4,467)         (32,589)
    (Increase) decrease in other receivables and other assets................       (8,448)           6,847
    (Decrease) increase in other liabilities, income taxes payable and
      deferred income tax liability..........................................       (6,880)          15,192
                                                                                -------------    -------------
 Net cash (used in) operating activities from continuing operations..........     (732,508)        (255,526)
    Net cash provided by discontinued operations.............................      133,455            6,042
                                                                                -------------    -------------
 Net cash (used in) operating activities.....................................     (599,053)        (249,484)
 Investing activities
 Loans originated and purchased for investment...............................     (101,771)        (177,346)
 Principal repayments on loans...............................................      786,162          304,065
 Purchase of Federal Home Loan Bank stock....................................       (1,957)         (12,798)
 Purchases of premises and equipment.........................................       (4,734)         (16,131)
 Acquisition of mortgage servicing rights....................................         (338)               -
 Proceeds from sale of mortgage servicing rights.............................            -           11,047
 Proceeds from sale of foreclosed real estate................................        5,795               16
                                                                                -------------    -------------
 Net cash provided by investing activities...................................      683,157          108,853
 Financing activities
 Net increase in deposits....................................................       62,318           89,320
 Net increase (decrease) in custodial escrow balances........................      (17,135)          19,909
 (Decrease) increase in revolving lines, net.................................     (129,818)          25,938
 Payment of notes payable....................................................       (1,071)          (1,624)
 Proceeds from issuance of guaranteed preferred beneficial interests.........            -            5,000
 Payment of financing arrangements...........................................          (29)             (45)
 Treasury shares repurchased.................................................            -             (726)
 Proceeds from issuance of common stock related to employee stock
    option plan..............................................................           76                6
                                                                                -------------    -------------
 Net cash (used in) provided by financing activities.........................      (85,659)         137,778
                                                                                -------------    -------------
 Decrease in cash and cash equivalents.......................................       (1,555)          (2,853)
 Cash and cash equivalents at beginning of period............................       62,412           84,460
                                                                                -------------    -------------
 Cash and cash equivalents at end of period..................................      $60,857          $81,607
                                                                                =============    =============
 Supplemental disclosure of cash flow information
 Cash paid for interest......................................................  $    25,442      $    32,142
                                                                                =============    =============
 Cash paid (received) for income taxes.......................................  $     3,734      $    (3,278)
                                                                                =============    =============

See accompanying notes.

                      Matrix Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Matrix Bancorp, Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002.

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

Stock-Based Compensation

At September 30, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 14 to the audited financial statements in Form 10-K for December 31, 2002. We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS 123, "Accounting for Stock-Based Compensation" established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plan. As allowed by SFAS 123 (and SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123"), we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS 123. Accordingly, we do not recognize compensation expense for our stock-based plan, as we do not issue options at exercise prices below the market value at the date of the grant. Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net income (loss) and income (loss) per share would have been changed to the pro forma amounts indicated below:


                                                                         Quarter Ended         Nine Months Ended
                                                                         September 30,           September 30,
                                                                   ------------------------------------------------
                                                                     2003        2002        2003       2002
                                                                   ------------------------------------------------
                                                                                (Dollars in thousands)

Net income (loss):
   Net income (loss) as reported                                  $ (2,040)   $ (5,201)   $  1,301    $ (2,259)
     Deduct: Total stock-based employee compensation expense
     determined under fair value based method for awards, net
     of related tax effects                                            (67)        (89)       (200)       (267)
                                                                 ------------------------------------------------
      Pro forma                                                   $ (2,107)   $ (5,290)   $  1,101    $ (2,526)
                                                                 ================================================
Income (loss) per share:
                                                                 ================================================
   Basic, as reported                                              $ (0.31)    $ (0.81)     $ 0.20    $ (0.35)
                                                                 ================================================
   Basic, pro forma                                                $ (0.32)    $ (0.82)     $ 0.17    $ (0.39)
                                                                 ================================================
   Diluted, as reported                                            $ (0.31)    $ (0.81)     $ 0.20    $ (0.35)
                                                                 ================================================
   Diluted, pro forma                                              $ (0.32)    $ (0.82)     $ 0.17    $ (0.39)
                                                                 ================================================

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                               September 30, 2003
                                   (Unaudited)

1.  Basis of Presentation and Significant Accounting Policies (continued)

Reclassifications

Certain reclassifications have been made to prior periods condensed consolidated financial statements and related notes to conform with the current period presentation.

2.  Discontinued Operations

On September 2, 2003, the Company announced the final closing, and substantial completion of the sale by Matrix Financial Services Corporation of substantially all of its assets associated with its wholesale mortgage origination platform.

On February 23, 2003, the Company announced that its subsidiaries, Matrix Financial and Matrix Capital Bank, entered into a Purchase and Assumption Agreement, as amended ("Purchase Agreement"), to sell substantially all of Matrix Financial's assets associated with its wholesale mortgage origination platform ("Platform") to AmPro Mortgage Corporation ("AmPro" or the "Buyer"). The Company intends, for the foreseeable future, to retain Matrix Financial's servicing function, service loans for third parties and operate it in the ordinary course of business. Included in the sale were the wholesale production offices, the back office personnel that process the loan originations and a significant portion of the corporate operations and personnel. After the sale, our remaining operations at Matrix Financial consist primarily of the mortgage servicing platform and a limited amount of corporate personnel and operations.

Upon signing of the Purchase Agreement, the Buyer was not yet licensed to engage in any mortgage banking activities under state or federal law. It was anticipated that it would take approximately six months from execution of the Purchase Agreement for the Buyer to obtain the necessary licensing. Accordingly, Matrix Financial, Matrix Bank and the Buyer desired to structure the transaction in a manner that transferred substantially all the economic risks and benefits of the operation of the Platform during the Transition Period (defined below) to the Buyer, while at the same time having Matrix Financial and Matrix Bank maintain continuous effective control over the operations of the Platform for regulatory purposes. The Purchase Agreement, therefore, contemplated a two-staged closing. The first closing ("Initial Closing Date") occurred on the date the Purchase Agreement was signed and was the effective date for the sale of the fixed assets, and the final or second closing ("Final Closing Date") occurred six months following the Initial Closing Date, or August 31, 2003. The effective sale date for accounting purposes was considered to be the Final Closing Date. The period of operation of the Platform in between the Initial Closing Date and the Final Closing Date is referred to as the "Transition Period."

On the Initial Closing Date, the Buyer purchased substantially all of the tangible personal property and intangible property associated with the Platform. There was no gain or loss on the sale of the assets, which had a net book value of $3.3 million. The Buyer additionally has taken the transfer and assignment of certain contract rights, real property leases and equipment leases from Matrix Financial as soon as the necessary consents were or are obtained.

At the Final Closing Date, the Buyer purchased any tangible and intangible personal property of the Platform that was acquired during the Transition Period in the ordinary course of business or otherwise inadvertently not purchased on the Initial Closing Date (the "Subsequently Acquired Assets"), as well as Matrix Financial's loan files, pipeline applications and sales commitments.

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                               September 30, 2003
                                   (Unaudited)

2.  Sale of Wholesale Production Platform (continued)

The purchase price was determined as follows:
     o The asset payment amount, which was approximately $3.3 million in payment for the tangible and intangible assets of the Platform as of the Initial Closing Date; plus
     o The Subsequently Acquired Assets payment amount, which was approximately $600 thousand in payment for the book value of the Subsequently Acquired Assets as of the Final Closing Date; plus
     o The production premium, which is generally 20 basis points times the original principal balance of all loans originated during the 12 months following the Initial Closing Date at Matrix Financial loan production offices purchased by Buyer. The production premium is "capped" at $9.1 million. Through September 30, 2003, the production premium earned and reflected in discontinued operations loss on sale is $6.2 million before tax; plus;
     o The aggregate locked loan profitability amount, which pays Matrix Financial one-half of the profit over a specified threshold amount (the threshold being generally 30 basis points) on loans that funded during the first two months after the Initial Closing Date which resulted from its locked pipeline as of the Initial Closing Date and which was approximately $160 thousand before tax; plus or minus
     o The transition period gain or loss, which is a mechanism that provides for an approximation of the accounting for the transaction as if the entire sale and transfer occurs on the Initial Closing Date. Because the Platform generated a profit during the transition period of approximately $11.5 million before tax, Matrix Financial was required to pay such profit into an escrow account, and has reflected the amount as a component of the loss on sale of discontinued operations.

As a result of the sale, the Company recorded an after tax loss on the sale of the platform of $3.2 million, or $0.48 per diluted share, which is included in the net income (loss) from discontinued operations on the condensed consolidated financial statements. The operating income of the discontinued production platform is reflected in discontinued operations beginning in the first quarter of 2002, and the condensed consolidated financial statements have been restated to reflect the production platform as a discontinued operation. Operating results of the discontinued operations, previously included in our mortgage banking segment, were as follows:

                                                                 Quarter Ended                 Nine Months Ended
                                                                 September 30,                   September 30,
                                                          ----------------------------     ---------------------------
                                                             2003             2002            2003            2002
                                                          ----------------------------     ---------------------------
                                                               (Dollars in thousands, except share information)
Net interest income after provision for loan
  and valuation losses                                $          973   $       1,240   $      3,477    $       5,241
Noninterest income                                             9,634           7,840         39,163           23,393
Noninterest expense                                            9,281           7,450         32,571           23,316
                                                          ------------     -----------     -----------     -----------
    Operating income before taxes from
      discontinued operations                                  1,326           1,630         10,069            5,318
    Income tax provision                                         521             640          3,955            2,089
                                                          ------------     -----------     -----------     -----------
  Operating income from discontinued operations                  805             990          6,114            3,229

Loss on sale of production platform, net of
    income tax benefit of $2,048                              (3,165)              -         (3,165)               -
                                                          ------------     -----------     -----------     -----------
(Loss) income from discontinued operations,
  net of income tax (benefit) provision               $       (2,360)  $         990   $      2,949    $       3,229
                                                          ============     ===========     ===========     ===========

(Loss) income from discontinued operations
  per share - basic                                   $        (0.36)  $         0.15  $        0.45   $        0.50
                                                          ============     ===========     ===========     ===========
(Loss) income from discontinued operations
  per share - diluted                                 $        (0.36)  $         0.15  $        0.45   $        0.50
                                                          ============     ===========     ===========     ===========


                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                               September 30, 2003
                                   (Unaudited)

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

3. New Accounting Standards

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (selected entities with related contractual, ownership, voting or other monetary interests, including certain special purpose entities), and requires certain additional disclosure with respect to these entities. The provisions of FIN 46 are immediately applicable to variable interest entities created after January 31, 2003. Initially, FIN 46 was to apply in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At its October 8, 2003 meeting, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require that public companies adopt the provisions of FIN 46 for periods ending after December 15, 2003. The Company does not expect the requirements of FIN 46 to have a material impact on the consolidated financial statements. As discussed in Note 10 of the consolidated financial statements on Form 10-K as of December 31, 2002, the Company has guaranteed preferred beneficial interests in the Company's Junior Subordinated Debentures (Capital Trusts) which are currently consolidated in the Company's consolidated financial statements. We believe the continued consolidation of the Capital Trusts is appropriate under FIN 46. However, the application of the FIN 46 to these types of trusts is an emerging issue and a possible unintended consequence of the interpretation of FIN 46 may be the deconsolidation of these types of trusts.
The Company is currently evaluating the impact that deconsolidation of these trusts would have on the consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS 133 on Derivative Instruments and Hedging Activities." This amendment to SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The amendments (i) reflect decisions of the Derivatives Implementation Group (DIG); (ii) reflect decisions made by the FASB in conjunction with other projects dealing with financial instruments; and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 also modifies various other existing pronouncements to conform with the changes made to SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. The adoption of SFAS 149 on July 1, 2003 did not have an impact on the consolidated financial statements.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how a business enterprise classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that a business enterprise classify financial instruments that are within its scope as liabilities (or as assets in some circumstances). SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The FASB has proposed to defer provisions related to mandatorily redeemable financials instruments to periods beginning after December 15, 2004. The adoption of SFAS 150 on July 1, 2003 did not have a material impact on the consolidated financial statements, and the adoption of deferred provisions at January 1, 2005 is not expected to have a material impact on the consolidated financial statements.

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                               September 30, 2003
                                   (Unaudited)

4. Net Income (Loss) Per Share

The following table sets forth the computation of net income (loss) per share and net income (loss) per share assuming dilution:


                                                          Quarter Ended                     Nine Months Ended
                                                          September 30,                       September 30,
                                                     2003              2002              2003               2002
                                                 -------------    ---------------    --------------    ---------------
                                                                        (Dollars in thousands)

Numerator:
Income (loss) from continuing
   operations...........................     $            320  $         (6,191)  $        (1,648)  $         (5,488)
                                                 =============    ===============    ==============    ===============
Income (loss) from discontinued
   operations, net of tax effects.......     $        (2,360)  $             990  $          2,949  $           3,229
                                                 =============    ===============    ==============    ===============
Net (loss) income.......................     $        (2,040)  $         (5,201)  $          1,301  $         (2,259)
                                                 =============    ===============    ==============    ===============

Denominator:
Weighted average shares outstanding.....            6,496,554          6,454,244         6,492,959          6,465,083
Effect of potentially dilutive securities:
    Common stock options................                    -                  -            46,247                  -
                                                 -------------    ---------------    --------------    ---------------
Denominator for net income (loss) per
      share assuming dilution...........            6,496,554          6,454,244         6,539,206          6,465,083
                                                 =============    ===============    ==============    ===============



For the quarter ended September 30, 2003 and September 30, 2002, and the nine months ended September 30, 2002, there were stock options and warrants outstanding of 48,133, 85,916 and 109,457, respectively, which are potentially convertible to common stock. These securities are anti-dilutive due to the net loss for the quarters ended September 30, 2003 and September 30, 2002, and the nine months ended September 30, 2002. As such, these potentially dilutive securities have not been used in the calculation of diluted loss per share for the quarters ended September 30, 2003 or September 30, 2002, or for the nine months ended September 30, 2002.

5. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

                                                                          Nine Months Ended         Year Ended
                                                                            September 30,        December 31, 2002
                                                                                2003
                                                                        ----------------------  --------------------
                                                                                      (In thousands)

Mortgage servicing rights
   Balance at beginning of period, gross...........................   $         79,234        $         78,893
   Purchases.......................................................                338                       -
   Originations....................................................              4,033                  34,511
   Amortization....................................................            (27,517)                (24,176)
   Sales...........................................................                  -                  (9,994)
   Application of valuation allowance to permanently
     impaired MSRs.................................................             (5,000)                      -
                                                                        ----------------------  --------------------
Balance before valuation allowance at end of period................             51,088                  79,234


                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                               September 30, 2003
                                   (Unaudited)


5. Mortgage Servicing Rights (continued)


                                                                          Nine Months Ended         Year Ended
                                                                            September 30,        December 31, 2002
                                                                                2003
                                                                        ----------------------  --------------------
                                                                                      (In thousands)


Valuation allowance for impairment of mortgage servicing rights
Balance at beginning of period.....................................            (14,400)                   (181)
Additions..........................................................             (2,400)                (14,219)
Application of valuation allowance to write down permanently
   impaired MSRs...................................................              5,000                       -
Recovery...........................................................              5,100                       -
                                                                        ----------------------  --------------------
Balance at end of period...........................................             (6,700)                (14,400)

Valuation allowance for foreclosure costs..........................             (1,200)                 (1,634)

                                                                        ----------------------  --------------------
Mortgage servicing rights, net.....................................      $      43,188             $    63,200
                                                                        ======================  ====================



The Company's servicing portfolio (excluding subserviced loans), is comprised of the following:


                                                   September 30, 2003                    December 31, 2002
                                             -------------------------------     ----------------------------------
                                                                Principal                             Principal
                                               Number            Balance             Number            Balance
                                              of Loans         Outstanding          Of Loans         Outstanding
                                             ------------     --------------     ---------------    ---------------
                                                                    (Dollars in thousands)

Freddie Mac................................        6,725       $    281,291               9,027       $    417,583
Fannie Mae.................................       20,919          1,295,100              27,678          1,832,276
Ginnie Mae.................................       17,589          1,162,806              25,453          1,823,706
VA, FHA, conventional and other loans......        9,246            690,862              13,489          1,260,062
                                             ------------     --------------     ---------------    ---------------
                                                  54,479       $  3,430,059              75,647       $  5,333,627
                                             ============     ==============     ===============    ===============

The Company's custodial escrow balances shown in the accompanying condensed consolidated balance sheets at September 30, 2003 and December 31, 2002 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at Matrix Bank, a subsidiary of Matrix Bancorp, in noninterest-bearing accounts. The balance of custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

The estimated aggregate amortization of our MSRs for each of the next twelve month period ending September 30, 2004, 2005, 2006, 2007 and 2008 is $13.8 million, $10.4 million, $6.8 million, $3.4 million, and $1.6 million, respectively. The estimated amortization is based on several assumptions as of September 30, 2003 with the most significant being the anticipated prepayment speeds of the underlying mortgages. It is reasonably possible the actual repayment speeds of the underlying mortgage loans may differ materially from the estimated repayment speeds, and thus, the actual amortization may be significantly different than the amounts estimated.

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                               September 30, 2003
                                   (Unaudited)

6. Deposits

Deposit account balances are summarized as follows:


                                       September 30, 2003                           December 31, 2002
                             ---------------------------------------      ---------------------------------------
                                                         Weighted                                     Weighted
                                                         Average                                      Average
                              Amount       Percent          Rate           Amount       Percent          Rate
                             ----------   -----------    -----------      ----------   -----------    -----------
                                                           (Dollars in thousands)

Passbook accounts..........$     6,113          0.61 %         1.29 %   $     5,514          0.59 %         1.95 %
NOW accounts...............    158,984         15.96           0.21         145,465         15.57           0.48
Money market accounts......    514,605         51.65           0.84         334,508         35.82           1.22
                             ----------   -----------    -----------      ----------   -----------    -----------
                               679,702         68.22           0.67         485,487         51.98           1.02
Certificate accounts.......    316,573         31.78           2.69         448,470         48.02           3.65
                             ----------   -----------    -----------      ----------   -----------    -----------
                           $   996,275        100.00   %       1.48 %   $   933,957        100.00 %         2.40 %
                             ==========   ===========    ===========      ==========   ===========    ===========

At September 30, 2003 and December 31, 2002, brokered deposits accounted for approximately $182.0 million and $361.2 million, respectively, of the total certificate accounts shown above.


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

The balances of FHLB stock are as follows:


                                                              September 30,          December 31,
                                                                  2003                   2002
                                                           --------------------   --------------------
                                                                         (In thousands)

FHLB of Dallas stock, at cost.........................   $             14,886   $            14,629
FHLB of Topeka stock, at cost.........................                 17,450                15,750
                                                           --------------------   --------------------
  Total FHLB stock....................................   $             32,336   $            30,379
                                                           ====================   ====================

The balances of FHLB borrowings are as follows:

                                                              September 30,          December 31,
                                                                  2003                   2002
                                                           --------------------   --------------------
                                                                         (In thousands)

FHLB of Dallas borrowings.............................   $            147,225   $           147,285
FHLB of Topeka borrowings.............................                120,000               238,500
                                                           --------------------   --------------------
  Total FHLB borrowings...............................   $            267,225   $           385,785
                                                           ====================   ====================

Available unused borrowings from the FHLB of Topeka totaled $377.0 million at September 30, 2003.

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                               September 30, 2003
                                   (Unaudited)

8. Commitments and Contingencies

Sterling Trust Company has been named a defendant in an action filed in July 1999 styled Roderick Adderley, et. al. v. Advanced Financial Services, Inc., et. al. that was tried in Tarrant County, Texas District Court in the spring of 2000. The jury returned a verdict adverse to Sterling Trust with respect to two of 12 theories of liability posed by the plaintiffs, and a judgment was entered against Sterling Trust in the amount of approximately $6.4 million, plus post-judgment interest and conditional attorneys' fees for the plaintiffs in connection with any appeals. Sterling Trust appealed the judgment to the Court of Appeals for the Second District of Texas (Fort Worth). On July 31, 2003, the Court of Appeals affirmed and reversed in part the jury's verdict. The Court of Appeals affirmed the jury's award for actual damages of approximately $6.2 million (plus post-judgment interest and attorneys' fees currently estimated to be approximately $2.3 million) but denied the punitive damage award of approximately $250 thousand. Sterling Trust continues to believe that it has meritorious points of appeal and intends to vigorously appeal this decision to the Supreme Court of Texas. An appeal to the Supreme Court of Texas is discretionary in nature, meaning that the Supreme Court of Texas does not automatically have to hear the case. There can be no assurances that the Supreme Court of Texas will agree to hear the case or that, if heard, Sterling Trust's appeal will be successful. The Petition for Review was filed with the Supreme Court of Texas on October 31, 2003. Because management has determined that the loss in this matter is not probable, no accrual for loss has been recorded in these financial statements.

9. Segment Information


                                                                   Servicing
                                                                   Brokerage
                               Traditional        Mortgage            and             School
                                 Banking           Banking        Consulting         Services      All Others         Total
                               -------------     ------------    --------------     -----------    -----------    ---------------
                                                                        (In thousands)

Quarter ended
September 30, 2003:
Revenues from external
customers:
    Net interest income.....   $    12,078       $     4,277       $      64        $    1,443      $     221       $    18,083
    Noninterest income......         3,381             4,601           2,300               517          3,749            14,548
Intersegment revenues.......         3,708               913             629                 3            321             5,574
Segment profit (loss).......         6,534            (2,228)            833            (2,248)        (2,860)               31

Quarter ended
September 30, 2002:
Revenues from external
customers:
    Net Interest income.....   $    14,345       $     5,223       $       2        $    1,499      $    (239)      $    20,830
    Noninterest income......           731             7,103           3,338             1,365          3,497            16,034
Intersegment revenues.......         4,692               803             219                 9            707             6,430
Segment profit (loss).......         3,812           (11,125)          1,535            (1,772)        (3,316)          (10,866)

Nine months ended
September 30, 2003:
Revenues from external
customers:
    Net interest income.....   $    37,304       $    14,190       $     180        $    4,231      $     391       $    56,296
    Noninterest income......         6,664            25,909           7,381             1,610         11,237            52,801
Intersegment revenues.......        12,203             2,890           1,337                 8          1,278            17,716
Segment profit (loss).......        17,475            (9,251)          2,189            (4,719)        (9,733)           (4,039)



                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                               September 30, 2003
                                   (Unaudited)

9. Segment Information (continued)


                                                                   Servicing
                               Traditional        Mortgage         Brokerage          School       All Others
                                 Banking           Banking            and            Services                         Total
                                                                  Consulting
                               -------------     ------------    --------------     -----------    -----------    ---------------
                                                                        (In thousands)

Nine months ended
September 30, 2002:
Revenues from external
customers:
    Net interest income.....   $    41,534       $    15,848       $       2         $   4,991      $     (12)      $    62,363
    Noninterest income......         3,449            23,603           5,239             5,281          9,833            47,405
Intersegment revenues.......        14,322             2,186             635                27          2,134            19,304
Segment profit (loss).......        15,401           (12,499)          1,785            (4,825)       (10,365)          (10,503)


                                                       Quarter Ended September 30,       Nine Months Ended September 30,
                                                     --------------------------------    --------------------------------
                                                         2003               2002              2003              2002
                                                     --------------     -------------    ---------------     ------------
                                                                               (In thousands)
Profit:
Total profit (loss) for reportable segments.......    $     2,891       $    (7,550)      $     5,694        $     (138)
Other loss (loss).................................         (2,804)           (3,203)           (9,373)           (9,996)
Adjustment of intersegment loss in consolidation..            (56)             (113)             (360)             (369)
                                                     --------------     -------------    ---------------     ------------
Income (loss) before income taxes.................    $        31       $   (10,866)      $    (4,039)       $  (10,503)
                                                     ==============     =============    ===============     ============



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Matrix Bancorp, Inc. (occasionally referred to in this document, on a consolidated basis, as "us," "we," the "Company" or similar terms) is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, mortgage banking, trust and clearing activities, lending activities and other fee-based services. Our traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. Our mortgage banking activities consist of purchasing and selling residential mortgages; offering brokerage, consulting and analytical services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; and providing real estate management and disposition services. Our trust and clearing activities focus primarily on offering specialized custody and clearing services to banks, trust companies, broker-dealers, third party administrators and investment professionals, as well as the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. Our other fee-based services and lending activities include providing outsourced business services, such as budgeting, governmental reporting, accounts payable, payroll, facility and safety management and comprehensive insurance programs to charter schools. We also offer financing to charter schools for the purchase of school sites and equipment. Our primary operating subsidiaries are: Matrix Capital Bank; Matrix Financial Services Corporation; Matrix Bancorp Trading, Inc. (formerly known as Matrix Capital Markets, Inc.); Matrix Asset Management Corporation; ABS School Services, L.L.C.; Matrix Advisory Services, L.L.C.; Sterling Trust Company; First Matrix Investment Services Corp.; plus an equity interest in Matrix Settlement & Clearance Services, LLC.

The principal components of our revenues consist of:

     o    net interest income earned by Matrix Bank, Matrix Financial and ABS;

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

     o    trust service fees generated by Sterling Trust and Matrix Bank; and

     o    school service fees generated by ABS.

Our results of operations are influenced by changes in interest rates, and the effect of these changes on our interest margins, mortgage loan prepayments and the value of mortgage servicing portfolios. Our fee-based businesses are affected to a lesser extent by interest rates and more by competition and general market conditions.

Discontinued Operations

On September 2, 2003, the Company announced the final closing, and substantial completion of the sale by Matrix Financial of substantially all of its assets associated with its wholesale mortgage origination platform. See Note 2 to Condensed Consolidated Financial Statements included herein. The effective sale date for accounting purposes was the Final Closing Date, or August 31, 2003. At that time, we recorded an after-tax loss on the sale of the production platform of $3.2 million, and reflected the operating results of the production platform as discontinued operations. With regards to the sale, the purchase price includes a production premium that is calculated by multiplying 20 basis points by the original principal balance of all of the loans originated in wholesale production branches until February 2004. The production premium is "capped" at $9.1 million. Through September 30, 2003, Matrix Financial has earned $6.2 million of the production premium, which is included in the loss on sale amount. Despite its profitability, the decision to sell the wholesale platform was in part based on the Company's concern that over an extended period of time it would find it difficult to compete in this highly competitive industry that generally operates on high volume and low margins. Based on the size of the Company's wholesale production platform, the Company was required to commit a significant percentage of its capital to a line of business that is fairly cyclical and the earnings of which are difficult to estimate. The decision to sell the Platform allows us to reduce operational risks and the costs associated with the platform. The Company intends to reinvest the liquidity created from the sale into predominately adjustable rate loans, SBA loans and high quality mortgage-backed securities. To the extent that the Company is not able to reinvest the liquidity in a timely manner, the Company will experience a decrease in our net interest income. Initially, the liquidity was used to pay down borrowings from the FHLB and brokered certificates of deposit.

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

The Company also considers the valuation of mortgage servicing rights to be a critical accounting policy that requires judgments, assumptions and estimates concerning impairment of their value in certain interest rate environments. See discussion at "Business, Mortgage Servicing Activities" in the Form 10-K for December 31, 2002 for a detailed discussion of the nature of servicing rights, and see Note 2 of the consolidated financial statements on Form 10-K as of December 31, 2002 for a detailed discussion concerning the valuation of mortgage servicing rights.

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

Forward-Looking Information

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "predict," "believe," "plan," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: third party claims or actions in relation to the ongoing or future bankruptcies of the Company's customers; interest rate fluctuations; level of delinquencies; defaults and prepayments; general economic conditions; competition; government regulation; the outcome of pending or possible future litigation; the actions or inactions of third parties, including failure of the Buyer to perform its obligations under the Purchase Agreement (see "Item 1. Business, Sale of Wholesale Production Platform" in the Form 10-K as of December 31, 2002), and actions or inactions of those that are parties to the existing or future bankruptcies of the Company's customers or litigation related thereto; unanticipated developments in connection with the bankruptcy actions or litigation described above, including judicial variation from existing legal precedent and the decision by one or more parties to appeal decisions rendered; the risks and uncertainties discussed elsewhere in the Company's annual report on Form 10-K, filed on March 14, 2003; and in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission ("SEC") on March 14, 2001; and the uncertainties set forth from time to time in the Company's periodic reports, filings and other public statements.

Comparison of Results of Operations for the Quarters Ended September 30, 2003 and 2002

Income (Loss) from Continuing Operations. For the quarter ended September 30, 2003, there was income of $300 thousand, or $0.05 per basic and diluted share as compared to a loss of $6.2 million, or $(0.96) per basic and diluted share, for the quarter ended September 30, 2002. It should be noted that the income from continuing operations are based upon the Company's historical results from operations, adjusted to reflect the impact of the sale of the production platform, and are not necessarily indicative of the results that might have occurred if the disposition had actually been completed on the indicated date, and are not necessarily indicative of any future results.

Net Interest Income. Net interest income before provision for loan and valuation losses decreased $1.0 million, or 9.2%, to $10.3 million for the quarter ended September 30, 2003 as compared to $11.3 million for the quarter ended September 30, 2002. Our net interest margin decreased 35 basis points to 2.84% for the quarter ended September 30, 2003 from 3.19% for the quarter ended September 30, 2002 and interest rate spread decreased to 2.59% for the quarter ended September 30, 2003 from 2.80% for the quarter ended September 30, 2002. The decrease in net interest income before provision for loan valuation losses was primarily due to a 88 basis point decrease in the yield earned on our interest-earning assets, driven by declining market interest rates, which effect was slightly offset by a $30.2 million increase in the average balance of our interest-earning assets to $1.45 billion at September 30, 2003 as compared to $1.42 billion at September 30, 2002. Additionally, we had a 67 basis point decrease in the cost of our interest-bearing liabilities, driven by decreases in interest rates, which effect was offset slightly by a $58.9 million increase in our average interest-bearing liabilities to $1.30 billion for the quarter ended September 30, 2003. The significant decrease in the overall yield on our interest-earning assets and cost of interest-bearing liabilities was due to the prevalent historically low interest rate environment. Due to our policy of acquiring predominately adjustable rate loans, we will continue to experience compression in our interest rate margins in the current interest rate environment as our loan portfolio will continue to experience greater decreases than our interest bearing liabilities.

For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities, as well as changes in interest rates, see "Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. The provision for loan and valuation losses decreased $200 thousand to $1.1 million for the quarter ended September 30, 2003 as compared to $1.3 million for the quarter ended September 30, 2002. The decrease in the provision was mainly due lower levels of write-offs recorded at Matrix Capital Bank and Matrix Financial, partially offset by higher levels of write-offs at ABS. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "Asset Quality--Nonperforming Assets."

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees, gains on sales of repurchased Federal Housing Administration (FHA) and Veteran's Administration
(VA) loans made during the quarter, and other ancillary charges. Loan administration fees decreased $800 thousand, or 10.9%, to $6.4 million for the quarter ended September 30, 2003 as compared to $7.2 million for the quarter ended September 30, 2002. The income includes gains on sales of repurchased FHA and VA loans of $1.2 million for the quarter ended September 30, 2003 as compared to $400 thousand for the quarter ended September 30, 2002. Gains on sale of repurchased FHA and VA loans relate to delinquent loans which are purchased out of loan pools on which the Company acts as servicer and then resells into the secondary market. Loan service fees are also affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio had an average balance of $4.0 billion for the quarter ended September 30, 2003 as compared to an average balance of $5.7 billion for the quarter ended September 30, 2002. Actual service fee rate (including all ancillary income) of 0.50% for the quarter ended September 30, 2003, as compared to 0.48% for the quarter ended September 30, 2002. The decrease in the servicing portfolio and corresponding direct service fees is due to the Company's decision in the third quarter of 2002 to begin to sell the majority of its newly originated servicing under an assignment of trade contract. In the near term, the Company does not anticipate that it will significantly add to its residential servicing portfolio through either acquisitions or originations. As a result, the Company anticipates loan administration fees to decrease as its servicing portfolio decreases through normal prepayments.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage servicing rights, as well as brokerage income earned from whole loan activities, retail and fixed income activities and Small Business Administration (SBA) brokerage fees. Brokerage fees decreased $1.4 million, or 38.3%, to $2.3 million for the quarter ended September 30, 2003 as compared to $3.7 million for the quarter ended September
30, 2002. The decrease is primarily the result of the quarter ended September 30, 2002 including one large transaction which did not occur in the current year quarter, offset by slight increases in the revenue generated from the acquisition, pooling and selling of SBA loans and securities.

Trust Services. Trust service fees increased $500 thousand, or 41.4% to $1.7 million for the quarter ended September 30, 2003 as compared to $1.2 million for the same quarter of the prior year. Trust accounts under administration at Sterling Trust and Matrix Capital Bank increased to 48,487 at September 30, 2003 from 44,673 at September 30, 2002 and total assets under administration increased to approximately $12.1 billion at September 30, 2003 from approximately $6.5 billion at September 30, 2002. The majority of the growth is the result of business referred to Matrix Bank's trust department by Matrix Settlement & Clearance Services.

Real Estate Disposition Services. Real estate disposition services represents fees earned by Matrix Asset Management for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions. Real estate disposition services income increased $700 thousand, or 70.2%, to $1.8 million for the quarter ended September 30, 2003 as compared to $1.1 million for the quarter ended September 30, 2002. The increase is due to an increase in the number of properties closed during the quarter ended September 30, 2003 of 920 as compared to 610 for the same quarter of the prior year, an increase of 50.8%. Additionally, the increase is due to an increase in the number of properties under management, which is 2,815 at September 30, 2003 as compared to 2,007 at September 30, 2002, an increase of 40.3%.

Gain on Sale of Loans and Securities. Gain on sale of loans and securities increased $1.6 milllion to $1.7 million for the quarter ended September 30, 2003 as compared to $100 thousand for the quarter ended September 30, 2002. Gain on sale of loans can fluctuate significantly from quarter to quarter and year-to-year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, and the particular loan portfolios we elect to sell. Current quarter amounts results from an increase in gains on sales of originated multi-family and guaranteed portions of SBA loans.

Gain on Sale of Mortgage Servicing Rights. Gain on sale of mortgage servicing rights was $0 for both the quarter ended September 30, 2003 and September 30, 2002. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter and year-to-year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, we expect to at times pursue opportunistic sales of mortgage servicing rights.

Loan Origination. Loan origination relates primarily to retail originations at Matrix Capital Bank and the housing authority program at Matrix Financial which was not included in the sale of the production platform. Loan origination income includes all mortgage loans fees, secondary marketing activity on new loan originations and servicing released premiums on new originations sold, net of origination costs. Loan origination income decreased $100 thousand, or 27.5% to $200 thousand for the quarter ended September 30, 2003 as compared to $300 thousand for the quarter ended September 30, 2002. The decrease in loan origination income resulted from lower levels of origination volume. See Note 2 to the condensed consolidated financial statements herein for a discussion of the Sale of the Wholesale Production Platform at Matrix Financial.

School Services. School services income represents fees earned by ABS for outsourced business and consulting services provided primarily to charter schools. School services income decreased $400 thousand, or 41.0%, to $500 thousand for the quarter ended September 30, 2003 as compared to $900 thousand for the quarter ended September 30, 2002. The decrease is a result of a decrease in the number of core business service clients. As of September 30, 2003, ABS provided core business services to 71 schools as compared to 97 schools at September 30, 2002. Much of the decrease was anticipated by the Company as part of its initiative to focus on its core competencies. The Company does not anticipate a significant increase in school services income for the foreseeable future.

Other Income. Other income includes service and ATM fees, rental income, mortgage servicing asset hedging gains and losses, and other miscellaneous income items. Other income decreased $1.6 million to a loss of $(100) thousand for the quarter ended September 30, 2003 as compared to income of $1.5 million for the quarter ended September 30, 2002. The decrease in other income was primarily due to the inclusion of approximately $1.6 million loss on our mortgage servicing asset hedge at Matrix Financial during the quarter ended September 30, 2003, offset by a $300 thousand increase in our equity investment at our 45% owned subsidiary, Matrix Settlement & Clearance Services.

Noninterest Expense. Noninterest expense decreased $13.2 million, or 35.8%, to $23.7 million for the quarter ended September 30, 2003 as compared to $36.9 million for the quarter ended September 30, 2002. This decrease was mainly the result of a recovery of impairment of our mortgage servicing rights in 2003 as compared to a charge for impairment on the mortgage servicing rights in 2002, decreases in compensation and benefits expense primarily due to a reduction in number of employees as well as a reduction in medical benefits expense, offset by increases in the amortization of mortgage servicing rights. The following table details the major components of noninterest expense for the periods indicated:

                                                           Quarter Ended
                                                           September 30,
                                                    ----------------------------
                                                         2003           2002
                                                    -------------- -------------
                                                             (In thousands)

      Compensation and employee benefits............  $   8,338    $     9,555
      Amortization of mortgage servicing                  8,263          6,037
      rights........................................
      Occupancy and equipment.......................      1,575          1,897
      Postage and communication.....................        572            692
      Professional fees.............................        557            910
      Data processing...............................        689            721
      Impairment (recovery) on mortgage servicing
      rights........................................     (5,100)         8,000
      Other general and administrative..............      8,804          9,117
                                                      ------------   -----------
          Total.....................................  $  23,698    $    36,929
                                                      ============   ===========

Compensation and employee benefits expense decreased $1.2 million, or 12.7%, to $8.3 million for the quarter ended September 30, 2003 as compared to $9.6 million for the quarter ended September 30, 2002. This decrease was primarily due to decreased salaries and wages associated with reductions in number of employees, primarily at ABS, and by decreases in medical benefits expense associated with the structural rate changes implemented for the 2003 benefit year. The Company has 514 employees at September 30, 2003.

Amortization of mortgage servicing rights increased $2.2 million, or 36.9%, to $8.2 million for the quarter ended September 30, 2003 as compared to $6.0 million for the quarter ended September 30, 2002. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the continued low interest rates prevalent in the market during the quarter, prepayment speeds on our servicing portfolio increased to an average of 41.5% for the quarter ended September 30, 2003 as compared to 23.3% for the quarter ended September 30, 2002. The average balance in our mortgage servicing rights decreased to $4.0 billion at September 30, 2003 as compared to $5.7 billion at September 30, 2002.

Impairment on mortgage servicing rights reflects a recovery for the quarter ended September 30, 2003 of $(5.1) million as compared to an impairment charge of $8.0 million for the quarter ended September 30, 2002, a change of $13.1 million, or 163.8%. The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. See further discussion of the impairment on mortgage servicing rights in "Item 7. Comparison of Results of Operations for Fiscal Years 2002 and 2001--Noninterest Expense" in the Form 10-K for the year ended December 31, 2002.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other general and administrative expenses, decreased $1.1 million, or 8.5%, to $12.2 million for the quarter ended September 30, 2003 as compared to $13.3 million for the quarter ended September 30, 2002. The decrease was primarily due to reductions in the levels of reserves and charges related to both loan and servicing related assets, offset by increases in expenses at Matrix Financial related to settlement of various litigation, and certain charge-offs of assets at ABS, including real estate.

As discussed in footnote 8 to the condensed consolidated financial statements included herein, no accrual for loss had been recorded as of September 30, 2003 in connection with the pending litigation matter styled Roderick Adderley, et. al. v. Advanced Financial Services, Inc., et. al. For a more detailed discussion of this particular litigation, please see footnote 8 to the condensed consolidated financial statements included herein, as well as Part II, Item 1 of this Quarterly Report on Form 10-Q.

Income Taxes. Income taxes reflect a benefit of $300 thousand for the quarter ended September 30, 2003 as compared to a benefit of $4.7 million for the quarter ended September 30, 2002. Our effective tax rate is affected by the level of tax-exempt income at ABS and Matrix Bank in proportion to the level of net income (loss).

Comparison of Results of Operations for the Nine months Ended September 30, 2003 and 2002

Loss from Continuing Operations. The loss from continuing operations decreased $3.8 million to a loss of $(1.7) million, or $(0.25) per basic and diluted share, for the nine months ended September 30, 2003 as compared to $(5.5) million, or $(0.85) per basic and diluted share for the nine months ended September 30, 2002. It should be noted that the loss from continuing operations is based upon the Company's historical results from operations, adjusted to reflect the impact of the sale of the production platform, and are not necessarily indicative of the results that might have occurred if the disposition had actually been completed on the indicated date, and are not necessarily indicative of any future results.

Net Interest Income. Net interest income before provision for loan and valuation losses increased $500 thousand, or 1.6% to $31.7 million for the nine months ended September 30, 2003 as compared to $31.2 million for the nine months ended September 30, 2002. The factors which impact net interest income, and led to the slight increase in revenue, are as follows: our average interest-earning assets were $1.5 billion for the nine months ended September 30, 2003 as compared to $1.4 billion for the nine months ended September 30, 2002. The increase in average balance was offset, however, by a decrease in the average yield on the net interest-earning assets to 5.13% for the nine months ended September 30, 2003 as compared to 6.06% for nine months ended September 30, 2002. The Company's interest-bearing liabilities also increased slightly to $1.3 billion for the nine months ended September 30, 2003 as compared to $1.2 billion for the nine months ended September 30, 2002. This increase was offset, however, as the average yield on interest-bearing liabilities decreased to 2.58% for the nine months ended September 30, 2003, as compared to 3.48% for the nine months ended September 30, 2002. Both the decrease in the yield on interest-earning assets and the cost of the interest-bearing liabilities are attributable to the historically low interest rate environment. The impact of these factors caused the Company's net interest margin to decrease to 2.89% for the nine months ended September 30, 2003 as compared to 3.03% for the nine months ended September 30, 2002. For additional discussion concerning increases in our average interest-earning assets and decreases in our cost of interest-bearing liabilities, see "Comparison of Results of Operations for the Quarters Ended September 30, 2003 and 2002--Net Interest Income."

For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. Provision for loan and valuation losses decreased $400 thousand, or 11.9%, to $2.6 million for the nine months ended September 30, 2003 as compared to $3.0 million for the nine months ended September 30, 2002. This decrease was primarily attributable to incremental charge-offs and reserves recorded at ABS in the nine months ended September 30, 2002 at levels that are not present in the nine months ended September 30, 2003. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "Asset Quality --Nonperforming Assets."

Loan Administration. Loan administration fees increased $1.2 million, or 5.3%, to $25.4 million for the nine months ended September 30, 2003 as compared to $24.2 million for the nine months ended September 30, 2002. Included in loan administration income was approximately $8.4 million for the nine months ended September 30, 2003 as compared to $3.4 million for the nine months ended September 30, 2002 of gain from the purchase and subsequent resale of FHA and VA loans from our mortgage servicing rights portfolio. Loan administration fees are also affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage servicing portfolio decreased to an average balance of $4.5 billion for the nine months ended September 30, 2003 as compared to an average balance of $5.8 billion for the nine months ended September 30, 2002. The actual service fee rate (including all ancillary income) increased slightly to 0.50% for the nine months ended September 30, 2003 as compared to 0.48% for the nine months ended September 30, 2002.

Brokerage Fees. Brokerage fees increased $1.0 million, or 14.8%, to $7.5 million for the nine months ended September 30, 2003 as compared to $6.5 million for the nine months ended September 30, 2002. Brokerage fees vary from quarter to quarter and year-to-year, as the timing of servicing sales, loan sales and SBA pooling activities is dependent upon, among other things, prevailing market conditions and a seller's need to recognize a sale or to receive cash flows. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2003 and 2002--Brokerage Fees."

Trust Services. Trust service fees increased $1.1 million, or 26.7%, to $5.0 million for the nine months ended September 30, 2003 as compared to $3.9 million for the nine months ended September 30, 2002. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2003 and 2002--Trust Services."

Real Estate Disposition Services. Real estate disposition services income increased $1.7 million, or 56.5%, to $4.6 million for the nine months ended September 30, 2003 as compared to $2.9 million for the nine months ended September 30, 2002. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2003 and 2002--Real Estate Disposition Services."

Gain on Sale of Loans and Securities. Gain on sale of loans and securities increased $1.9 million to $2.2 million for the nine months ended September 30, 2003 as compared to $300 thousand for the nine months ended September 30, 2002. Gain on the sale of loans and securities can fluctuate significantly from quarter to quarter and from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell. Included in the current year are gains on sales of multi-family and guaranteed portions of SBA loans which were not present in the prior year period.

Gain on Sale of Mortgage Servicing Rights. Gain on sale of mortgage servicing rights decreased to $0 for the nine months ended September 30, 2003 as compared to $1.1 million for the nine months ended September 30, 2002. Gains from the sale of mortgage servicing rights can fluctuate significantly from quarter to quarter and year-to-year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, we expect to at times pursue opportunistic sales of mortgage servicing rights.

Loan Origination. Loan origination income decreased $900 thousand, or 91.4%, to $100 thousand for the nine months ended September 30, 2003 as compared to $1.0 million for the nine months ended September 30, 2002. The decrease resulted from a decrease in gains on sales of originated loans in the ordinary course of business that are held for sale. The results do not include operations of the production platform at Matrix Financial which are included in discontinued operations. See Note 2 to the condensed consolidated financial statements herein for a discussion of the Sale of the Wholesale Production Platform.

School Services. School services income decreased $1.9 million, or 51.8%, to $1.8 million for the nine months ended September 30, 2003 as compared to $3.7 million for the nine months ended September 30, 2002. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2003 and 2002--School Services."

Other Income. Other income increased $2.4 million, or 64.5%, to $6.2 million for the nine months ended September 30, 2003 as compared to $3.8 million for the nine months ended September 30, 2002. The increase in other income was primarily due to approximately $1.5 million net gain on our mortgage servicing asset hedge realized at Matrix Financial, an increase in rental income of approximately $700 thousand from operations of Matrix Financial Center, a $700 thousand increase in our equity investment in Matrix Settlement and Clearance, and a $400 thousand increase in income generated from the bank owned life insurance asset, offset by a $500 thousand decrease in certain lease income generated at ABS.

Noninterest Expense. Noninterest expense decreased $200 thousand, or 0.2%, to $85.9 million for the nine months ended September 30, 2003 as compared to $86.1 million for the nine months ended September 30, 2002. This decrease was primarily a combination of a decrease in the impairment charge to a current period recovery on the mortgage servicing rights assets, offset by increases in the level of amortization of mortgage servicing rights. The total was also impacted by reductions in compensation and benefits, offset by increase in other general and administrative expenses. The following table details the major components of noninterest expense for the periods indicated:

                                                          Nine months Ended
                                                            September 30,
                                                     ---------------------------
                                                          2003           2002
                                                     -------------- ------------
                                                           (In thousands)

      Compensation and employee benefits............. $   26,541    $    27,973
      Amortization of mortgage servicing
      rights.........................................     27,517         17,073
      Occupancy and equipment........................      4,568          4,304
      Postage and communication......................      1,881          2,004
      Professional fees..............................      2,381          2,086
      Data processing................................      2,114          2,108
      Impairment (recovery) on mortgage
        servicing rights.............................     (2,700)         9,219
      Other general and administrative...............     23,630         21,371
                                                       ------------   ----------
          Total...................................... $   85,932    $    86,138
                                                       ============   ==========

Compensation  and employee  benefits  decreased $1.5 million,  or 5.1%, to $26.5 million for the nine months ended September 30, 2003 as compared to $28.0 million for the nine months ended September 30, 2002. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2003 and 2002--Noninterest Expense."

Amortization of mortgage servicing rights increased $10.4 million, or 61.2%, to $27.5 million for the nine months ended September 30, 2003 as compared to $17.1 million for the nine months ended September 30, 2002. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The increase is due to the increase in prepayment speeds on our servicing portfolio to an average of 37.5% for the nine months ended September 30, 2003 as compared to 21.0% for the nine months ended September 30, 2002, offset by a decrease in the average balance of our mortgage servicing rights to $4.5 billion at September 30, 2003 as compared to $5.8 billion at September 30, 2002.

Impairment of mortgage servicing rights decreased $11.9 million, or 129.3%, to a recovery of $(2.7) million for the nine months ended September 30, 2003 as compared to a charge of $9.2 million for the nine months ended September 30, 2002. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2003 and 2002--Noninterest Expense."

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other general and administrative expenses, increased $2.7 million, or 8.5%, to $34.6 million for the nine months ended September 30, 2003 as compared to $31.9 million for the nine months ended September 30, 2002. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2003 and 2002--Noninterest Expense."

Income Taxes. Income taxes reflect a benefit of $(2.4) million for the nine months ended September 30, 2003 as compared to a benefit of $(5.0) million for the nine months ended September 30, 2002. Our effective tax benefit was 59.2% for the nine months ended September 30, 2003 as compared to 47.7% for the nine months ended September 30, 2002. The effective tax rates are affected by the level of tax-exempt income at ABS and Matrix Capital Bank in proportion to the level of net income (loss).

Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Average interest rate information for the quarters and nine months ended
September 30, 2003 and 2002 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

                                                      Quarter Ended September 30,
                                -------------------------------------------------------------------------
                                              2003                                    2002
                                ----------------------------------      ---------------------------------
                                 Average                  Average        Average                  Average
                                 Balance      Interest     Rate          Balance     Interest      Rate
                                -----------   ----------  --------      ----------   ----------   -------
                                                        (Dollars in thousands)


Interest-earning assets:
  Loans, net..................  $1,399,567  $    17,758        5.08%  $  1,350,569  $   20,143        5.97%
  Securities..................      13,695           87        2.54         23,919         310        5.18
  Interest-earning deposits...       6,934           12        0.69         17,047          76        1.78
  Federal Home Loan Bank stock      31,978          226        2.83         30,415         301        3.96
                                ------------  ----------  --------      ----------   ----------   -------
    Total interest-earning
      assets..................   1,452,174       18,083       4.98       1,421,950      20,830        5.86


Noninterest-earning assets:
  Cash........................      46,030                                  47,542
  Allowance for loan and
    valuation losses..........      (8,961)                                 (9,505)
  Premises and equipment......      25,173                                  28,810
  Other assets................     146,812                                 172,243
                                ------------                            ----------
    Total noninterest-
     earning assets...........     209,054                                 239,090
                                ------------                            ----------

    Total assets..............  $1,661,228                            $  1,661,040
                                ============                            ==========


Liabilities & Shareholders' Equity
Interest-bearing liabilities:
  Passbook accounts...........  $    6,176          19         1.23%  $      6,816          38        2.23%

  Money market and NOW accounts    478,002         958         0.80        271,890       1,087        1.60
  Certificates of deposit.....     343,318       2,223         2.59        429,280       3,531        3.29
  Federal Home Loan Bank
    Borrowings................     354,547       2,305         2.60        394,279       2,727        2.77
  Borrowed money and
    guaranteed preferred
    beneficial interests......     119,702       2,283         7.63        140,606       2,110        6.00
                                ------------  ----------  --------      ----------   ----------   ---------
    Total interest-bearing
     liabilities..............   1,301,745       7,788         2.39      1,242,871       9,493        3.06
                                ------------  ----------  --------      ----------   ----------   ---------

Noninterest-bearing
liabilities:
  Demand deposits (including
    custodial escrow balances)     154,904                                 270,991
  Other liabilities...........     134,246                                  75,708
                                ------------                            ----------
    Total noninterest-bearing
     liabilities..............     289,150                                 346,699

Shareholders' equity..........      70,333                                  71,470
                                ------------                            ----------

Total liabilities and
shareholders' Equity..........  $1,661,228                            $  1,661,040
                                ============                            ==========
Net interest income before
  provision for loan and
  valuation losses.......................... $  10,295                                   11,337
                                             ==========                              ===========


Interest rate spread.........................................2.59 %                                   2.80%
                                                          ========                                 =========

Net interest margin..........................................2.84 %                                   3.19%
                                                          ========                                 ==========

Ratio of average interest-earning assets
to average interest-bearing liabilities....................111.56 %                                 114.41%
                                                          ========                                 ==========




Table continued.....




                                                          Nine Months Ended September 30,
                                     ---------------------------------------------------------------------------
                                                   2003                                    2002
                                     ----------------------------------     ------------------------------------
                                      Average                  Average       Average                  Average
                                      Balance     Interest      Rate         Balance     Interest      Rate
                                     -----------  ----------   --------     -----------  ----------   --------
                                                                  (Dollars in Thousands)

Assets
------------------------------
Interest-earning assets:
  Loans, net..................     $  1,399,067   $  55,044        5.25 %    1,315,970   $   61,013        6.18 %
  Securities..................           20,712         488        3.14         10,044          412        5.47
  Interest-earning deposits...           11,601          83        0.95         21,643          248        1.52
  Federal Home Loan Bank stock           30,949         681        2.93         25,167          690        3.66
                                     -----------  ----------   --------     -----------  -----------  -----------
    Total interest-earning
      assets..................        1,462,329      56,296        5.13      1,372,824       62,363        6.06


Noninterest-earning assets:
  Cash........................           45,433                                 41,586
  Allowance for loan and
    valuation losses..........           (8,952)                                (9,460)
  Premises and equipment......           25,685                                 20,718
  Other assets................          147,487                                171,543
                                     -----------
    Total noninterest-
     earning assets...........          209,653                                224,387
                                     -----------                            -----------

    Total assets..............     $  1,671,982                           $  1,597,211
                                     ===========                            ===========


Liabilities & Shareholders' Equit
Interest-bearing liabilities:
  Passbook accounts...........     $      5,693          55         1.29 %       5,948           93        2.08 %

  Money market and NOW accounts         415,452       2,863         0.92       252,612        3,291        1.74
  Certificates of deposit.....          383,735       7,746         2.69       459,957       13,167        3.82
  Federal Home Loan Bank
    Borrowings................          342,236       6,812         2.65       328,959        7,156        2.90
  Borrowed money and
    guaranteed preferred
    beneficial interests......          122,686       7,077         7.69       144,998        7,418        6.82
                                     -----------  ----------   -----------  -----------  -----------  -----------
    Total interest-bearing
     liabilities..............        1,269,802      24,553         2.58     1,192,474       31,125        3.48
                                     -----------  ----------   -----------  -----------  -----------  -----------

Noninterest-bearing
liabilities:
  Demand deposits (including
    custodial escrow balances)          158,583                                265,896
  Other liabilities...........          174,271                                 66,928
                                     -----------                            -----------
    Total noninterest-bearing
     liabilities..............          332,854                                332,824

Shareholders' equity..........           69,326                                 71,913
                                     -----------                            -----------

Total liabilities and
shareholders' Equity..........     $  1,671,982                           $  1,597,211
                                     ===========                            ===========
Net interest income before
  provision for loan and
  valuation losses.............                $    31,743                            $     31,238
                                                 ==========                             ===========


Interest rate spread............                                  2.55 %                                    2.58 %
                                                               ========                                 ===========

Net interest margin.............                                  2.89 %                                    3.39 %
                                                               ========                                 ===========

Ratio of average interest-earning assets
to average interest-bearing liabilities..                       115.16 %                                  115.12 %
                                                                ========                                =========


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


                                                   Quarter Ended                              Nine Months Ended
                                                   September 30,                                September 30,
                                                   2003 vs. 2002                                2003 vs. 2002
                                      -----------------------------------------  --------------------------------------------
                                                               Increase (Decrease) Due to Change in
                                      ---------------------------------------------------------------------------------------
                                        Volume           Rate          Total       Volume           Rate            Total
                                      ------------    ------------    ---------  ------------    ------------    ------------
                                                                          (In thousands)

Interest-earning assets:
  Loans, net                        $        709    $     (3,094)   $  (2,385) $     3,662     $     (9,631)   $    (5,969)
  Securities                                (102)           (121)        (223)         388             (312)            76
  Interest-earning deposits                  (32)            (32)         (64)         (90)             (75)          (165)
 FHLB stock                                   14             (89)         (75)         106             (115)            (9)
                                      ------------    ------------    ---------  ------------    ------------    ------------

    Total interest-earning assets            589          (3,336)      (2,747)       4,066          (10,133)        (6,067)

Interest-bearing liabilities:
  Passbook accounts                           (4)            (15)         (19)          (4)             (34)           (38)
  Money market and NOW accounts              578            (707)        (129)       1,548           (1,976)          (428)
  Certificates of deposit                   (634)           (674)      (1,308)      (1,947)          (3,474)        (5,421)
  FHLB borrowings                           (262)           (160)        (422)         284             (628)          (344)
  Borrowed money and guaranteed
  preferred beneficial interests
                                            (344)            517          173       (1,221)             880           (341)
                                      ------------    ------------    ---------  ------------    ------------    ------------
     Total interest-bearing
      liabilities                           (666)         (1,039)      (1,705)      (1,340)          (5,232)        (6,572)
                                      ------------    ------------    ---------  ------------    ------------    ------------

Change in net interest income
  before provision for loan and
  valuation losses                  $      1,255    $     (2,297)   $  (1,042) $     5,406     $     (4,901)   $       505
                                      ============    ============    =========  ============    ============    ============


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


                                                           September 30,            December 31,             September 30,
                                                                2003                    2002                     2002
                                                           ---------------         ---------------          ----------------
                                                                                (Dollars in thousands)

Nonaccrual residential mortgage loans................   $          18,035       $          15,123        $           14,038
Nonaccrual  commercial real estate,  commercial loans
   and school financing..............................              15,573                  15,649                    11,539
Nonaccrual consumer loans............................                   4                      46                        19
                                                           ---------------         ---------------          ----------------
   Total nonperforming loans.........................              33,612                  30,818                    25,596
Foreclosed real estate...............................               6,081                   8,343                     7,948
                                                           ---------------         ---------------          ----------------
   Total nonperforming assets........................   $          39,693       $          39,161        $           33,544
                                                           ===============         ===============          ================
Total nonperforming loans to total loans.............                2.64  %                 2.23  %                   1.78  %
                                                           ===============         ===============          ================
Total nonperforming assets to total assets...........                2.48  %                 2.30  %                   1.89  %
                                                           ===============         ===============          ================
Ratio of allowance for loan and  valuation  losses to
   total nonperforming loans.........................               26.78  %                30.32  %                  37.19  %
                                                           ===============         ===============          ================


We accrue interest on government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these loans is generally insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $14.4 million, $34.8 million and $40.7 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

Nonaccrual residential mortgage loans as a percentage of total loans were 1.4% at September 30, 2003, 1.1% at December 31, 2002, and 0.96% at September 30, 2002. The nonaccrual residential mortgage loans have slightly deteriorated at September 30, 2003 as compared to December 31, 2002 and September 30, 2002. We do not believe that the slight increase in delinquency will necessarily continue or is a continuing trend, as the increase relates primarily to loans originated at Matrix Financial and we are no longer originating the volume of loans at our mortgage banking operation due to the sale of the production platform.

Nonaccrual commercial loans and school financing are consistent between September 30, 2003 and December 31, 2002. The increase in nonaccrual commercial loans and school financing at September 30, 2003 and December 31, 2002 as compared to September 30, 2002 is primarily attributable to a decrease in nonaccrual commercial and construction loans at Matrix Bank due to improvement in the aging of the portfolio, offset by the overall increased amounts of SBA originated and purchased loans and the increased amount of those loans in nonaccrual status, which increased $1.0 million to $10.3 million at September 30, 2003 as compared to $9.3 million at December 31, 2002 and $8.6 million at September 30, 2002. It should be noted, however, that approximately $7.8 million of the principal of these SBA loans is guaranteed by the SBA, and as such, our credit risk is reduced despite the increase in the balances. With regard to our school financing, a majority of our origination of tax-exempt financing for charter schools is for the purchase of real estate and equipment. We have noted that many of our charter schools have encountered enrollment and/or state funding delays with their start-up, which has delayed their funding and caused the school's loans to us to become delinquent. We have seen minor improvement in the balance of the nonaccrual loans since December 31, 2002, primarily due to the aging of such loans. In many instances, we have historically been able to work with many of the schools on their cash flow issues and eventually removed them from the delinquent lists. Not included in the September 30, 2003 balance was $1.0 million of delinquent school financing that was sold to a third party with recourse. The losses related to the delinquencies and foreclosures are recorded as part of noninterest expense. As of September 30, 2003, a liability of $300 thousand was recorded against the delinquent recourse loans.

The percentage of the allowance for loan losses to nonaccrual loans varies due to the nature of our portfolio of loans. We analyze the collateral for each nonperforming loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "Comparison of Results of Operations for the Quarters Ended September 30, 2003 and 2002."

Liquidity and Capital Resources

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The trend of net cash used by our operating activities experienced over the reported period results primarily from our regular operating activities. Note, however, that we believe the sale of the wholesale production platform will result in significant liquidity once the warehouse line of credit provided to Matrix Financial by Matrix Bank is repaid, and it is anticipated that the liquidity created will be used to re-invest primarily in residential loans. See
Note 2 to the condensed consolidated financial statements herein for a discussion of the Sale of the Wholesale Production Platform.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company's liquidity. Historically, the majority of the dividend payments have been made by Matrix Bank and its consolidated subsidiaries, which include Matrix Financial. The current dividend policy approved by Matrix Bank is 75% of the consolidated cumulative earnings of Matrix Bank. Matrix Bank resumed regular dividend payments under its current policy during the quarter ended June 30, 2003. The Company also intends to utilize the $12.0 million line of credit on its bank stock loan, as needed, to meet its own and the other subsidiaries financial obligations. As of September 30, 2003, $12.0 million of the line of credit is available.

Matrix Bank's liquidity needs are expected to be achieved through retail deposit growth, brokered deposits, borrowings from the FHLB, custodial deposits from affiliates, deposits directed to Matrix Bank by third party institutions and deposits generated through its trust operations. Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLB as its primary source for borrowings. At September 30, 2003, Matrix Bank had overnight and term borrowings of $267.2 million from the FHLB of Topeka and Dallas. Available unused borrowings from the FHLB of Topeka totaled $377.0 million at September 30, 2003. Matrix Bank also utilizes brokered deposits as a source of liquidity. The balance of brokered deposits at September 30, 2003 was $182.0 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur.

Matrix Bank, a well capitalized institution, had a leverage capital ratio of 6.49% at September 30, 2003. This exceeded the well capitalized leverage capital requirement of 5.0% of adjusted assets by $22.7 million. Matrix Bank's risk-based capital ratio was 12.32% at September 30, 2003, which currently exceeds the well capitalized risk-based capital requirement of 10.0% of risk-weighted assets by $19.8 million.

Matrix Bancorp Trading's principal source of funding to acquire loan portfolios with the intent of selling over a short period of time is internal capital. In the past, Matrix Bancorp Trading had a $40.0 million warehouse line from a third party financial institution unconditionally guaranteed by the Company. Due to the lack of utilization of this warehouse line, we did not renew the facility when it came due in the third quarter of 2003.

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

Through a Purchase and Sale Agreement, the Company has sold school financing loans to a third party financial institution. The Company provides scheduled interest and principal plus full recourse in the case of loss or default. The transaction was treated as a sale due to the transfer of ownership over the school financing loans. No gain or loss was recorded at the time of sale. The balance of the school financing loans sold with recourse was approximately $11.0 million at September 30, 2003.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended September 30, 2003 and the nine-month period ended September 30, 2003, there were no material changes to the quantitative and qualitative disclosures about market risk presented in the Annual Report on Form 10-K for the year ended December 31, 2002. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Risk Sensitive Assets and Liabilities" and Item 1. "Business Mortgage Servicing Activities --Hedging of Servicing Rights" in the Form 10-K for December 31, 2002 for a detailed discussion and which is incorporated herein by reference.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Co-Chief Executive Officer's and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003 pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Company's management, including the Co-Chief Executive Officer's and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of management's evaluation.

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

Sterling Trust was named a defendant in an arbitration claim filed in 2003 with the American Arbitration Association in Fresno, California styled Gilbert R. Allenby, et. al. v. Sterling Trust Company. Approximately 670 plaintiffs claimed that Sterling Trust was responsible for losses in their self-directed IRAs realized when their IRA funds invested funds through Advisors Capital Investments, Inc., a registered investment advisor, in a mutual funds trading program. In September 2003, the arbitrator in this matter granted summary judgment in favor of Sterling Trust in this matter. Unless the plaintiffs appeal the arbitrator's disposition of this matter in favor of Sterling, this case will be closed.

Matrix Financial was named a defendant in an arbitration claim that was pending before the American Arbitration Association in Denver, Colorado. The claimant claimed that he was not terminated "for cause" as specified in his employment agreement and claimed, among other things, breach of good faith and fair dealing, breach of his employment agreement, back pay and other economic loss, violation of the Colorado wage act, and attorneys' fees and costs. In the third quarter of 2003, this matter was settled, requiring the Company to accrue an additional $1.1 million in the third quarter of 2003 in order to provide for the full settlement payment to the claimant. This matter has been closed. This matter is also discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

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

Sterling Trust has been named a defendant in an action filed in July 1999 styled Roderick Adderley, et. al. v. Advanced Financial Services, Inc., et. al. that was tried in Tarrant County, Texas District Court in the spring of 2000. The jury returned a verdict adverse to Sterling Trust with respect to two of 12 theories of liability posed by the plaintiffs, and a judgment was entered against Sterling Trust in the amount of approximately $6.4 million, plus post-judgment interest and conditional attorneys' fees for the plaintiffs in connection with any appeals. Sterling Trust appealed the judgment to the Court of Appeals for the Second District of Texas (Fort Worth). On July 31, 2003, the Court of Appeals affirmed and reversed in part the jury verdict. The Court of Appeals affirmed the jury's award for actual damages of approximately $6.2 million (plus post-judgment interest and attorneys' fees currently estimated to be approximately $2.3 million) but denied the punitive award of approximately $250 thousand. Sterling Trust continues to believe that it has meritorious points of appeal and intends to vigorously appeal this decision to the Supreme Court of Texas. An appeal to the Supreme Court of Texas is discretionary in nature, meaning that the Supreme Court of Texas does not automatically have to hear the case. There can be no assurances that the Supreme Court of Texas will agree to hear the case or that, if heard, Sterling Trust's appeal will be successful. The Petition for Review was filed with the Supreme Court of Texas on October 31, 2003. Because management has determined that the loss in this matter is not probable, no accrual for loss has been recorded in the financial statements. This matter is also discussed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and our Current Report on Form 8-K filed with the SEC on August 12, 2003, releasing the Company's results of operations for the second quarter of 2003.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

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

*31.3 Certification by David W. Kloos pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 Certification by D. Mark Spencer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 Certification by Richard V. Schmitz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.3 Certification by David W. Kloos pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K

          The Company filed a Form 8-K with the Securities and Exchange Commission on September 15, 2003 (Items 2 and 7), which contained pro forma financial statements related to the sale of the production platform.
          The Company filed a Form 8-K with the Securities and Exchange Commission on September 3, 2003 (Items 5 and 7) , which contained a press release announcing the final closing of the sale of the production platform.
          The Company filed a Form 8-K with the Securities and Exchange Commission on August 12, 2003 (Items 12 and 7), which contained a press release announcing the second quarter 2003 earnings of the Company.
          The Company filed a Form 8-K with the Securities and Exchange Commission on August 4, 2003 (Items 5 and 7), which contained a press release announcing the verdict of the appellate court in the Adderley litigation.
          The Company filed a Form 8-K with the Securities and Exchange Commission on July 21, 2003 (Item 5), which contained a press release announcing the resignation of the CEO of Matrix Capital Bank.
          The Company filed a Form 8-K with the Securities and Exchange Commission on July 2, 2003 (Items 5 and 7), which contained a press release announcing the addition of Dr. James Bullock to the Board of Directors.

---------------------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MATRIX BANCORP, INC.



Dated:       November 4, 2003                  /s/ D. Mark Spencer
             -----------------------------     ---------------------------------
                                               D. Mark Spencer
                                               President and
                                               Co-Chief Executive Officer
                                               (Principal Executive Officer)

Dated:       November 4, 2003                  /s/ Richard V. Schmitz
             -----------------------------     ---------------------------------
                                               Richard V. Schmitz
                                               Co-Chief Executive Officer


Dated:       November 4, 2003                  /s/ David W. Kloos
             -----------------------------     ---------------------------------
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