Form 10-K
period 2003-12-31
MATRIX BANCORP INC
filed 2004-03-12
CIK 944725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

     As of March 9, 2004, 6,518,981 shares of common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price of such stock on the NASDAQ National Market on June 30, 2003 was $22,756,700. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held May 14, 2004 are incorporated by reference into Part III of this Form 10-K.

                                                        TABLE OF CONTENTS                                            Page
                                                                                                                     ----

                                                              PART I

    Item 1.       Business..............................................................................................1
    Item 2.       Properties...........................................................................................24
    Item 3.       Legal Proceedings....................................................................................24
    Item 4.       Submission of Matters to a Vote of Security Holders..................................................27

                                                             PART II

    Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
                  Equity Securities....................................................................................28
    Item 6.       Selected Financial Data..............................................................................29
    Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations................30
    Item 7A.      Quantitative and Qualitative Disclosures about Market Risk...........................................52
    Item 8.       Financial Statements and Supplementary Data..........................................................52
    Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.................52
    Item 9A.      Controls and Procedures..............................................................................52

                                                             PART III

    Item 10.      Directors and Executive Officers of the Registrant...................................................53
    Item 11.      Executive Compensation...............................................................................53
    Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.......53
    Item 13.      Certain Relationships and Related Transactions.......................................................53
    Item 14.      Principal Accountant Fees and Services...............................................................53

                                                             PART IV

    Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................53

                                     PART I

Item 1.  Business
         --------

Matrix Bancorp, Inc.

     General. Matrix Bancorp, Inc. (occasionally referred to in this document, on a consolidated basis, as "us," "we," the "Company" or similar terms), is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, trust and clearing activities, lending activities, mortgage banking and other fee-based services. Our traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. Our mortgage banking activities consist of purchasing and selling residential mortgage loans; offering brokerage, consulting and analytical services to financial services companies and financial institutions; servicing residential mortgage portfolios for investors; and providing real estate management and disposition services. Our trust and clearing activities focus primarily on offering specialized custody and clearing services to banks, trust companies, broker-dealers, third party administrators and investment professionals, as well as the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. Our other fee-based services and lending activities include providing outsourced business services, such as budgeting, governmental reporting, accounts payable, payroll, facility and safety management and comprehensive insurance programs to charter schools. We also offer a limited amount of financing to charter schools for the purchase of school sites and equipment. Other fee-based services also include nationwide real estate management and disposition services provided to financial service companies and financial institutions.

     Matrix Bancorp was incorporated in Colorado in June 1993 and was formerly called "Matrix Capital Corporation." The trading symbol for our common stock on The NASDAQ National Market is "MTXC."

Discontinued Operations

     On February 28, 2003, Matrix Capital Bank and Matrix Financial Services Corporation entered into a Purchase and Assumption Agreement, as amended (the "Purchase Agreement") to sell substantially all of Matrix Financial's assets associated with its wholesale mortgage origination platform (the "Platform") to AmPro Mortgage Corporation ("AmPro" or the "Buyer"). On September 2, 2003, the Company announced the final closing and substantial completion of the sale by Matrix Bank and Matrix Financial of substantially all of its assets associated with its wholesale mortgage origination platform. The effective sale date for accounting purposes was August 31, 2003. Included in the sale were the wholesale production offices, the back office personnel that processed the loan originations and a significant portion of the corporate operations and personnel. After the sale, our remaining operations at Matrix Financial consist of our mortgage servicing platform, where we service loans for ourselves and third parties.

     As a result of the sale, the Company recorded an after tax loss on the sale of the Platform of $(2.7) million, or $(0.43) per diluted share, which is included in the income from discontinued operations of $3.3 million, net of tax effect, on the consolidated statements of operations for the year ended December 31, 2003. For comparative purposes, the operating income of the discontinued production platform is reflected in discontinued operations beginning in the first quarter of 2001, and the consolidated financial statements have been restated to reflect the production platform as a discontinued operation. For further discussion and detail of the accounting for, and effects of, the sale of the Platform, see Note 3 to the consolidated financial statements included elsewhere in this document.

     Prior to and at the time of the signing of the Purchase Agreement, and throughout the period from signing of the Purchase Agreement through the Final Closing Date (the "Transition Period"), Matrix Bank provided a warehouse line of credit for substantially all of the loans originated by the Platform. At the end of the Transition Period, the Buyer was required to utilize third party financings to fund new originations by the buyer and the warehouse line was required to be paid-off. With the warehouse line paid-off, Matrix Bank had a significant amount of liquidity to re-invest, which has been re-invested primarily in bulk loan portfolios of adjustable rate loans, guaranteed portions of Small Business Administration ("SBA") loans and mortgaged-backed securities.

     For a period of two years from February 28, 2003, Matrix Bank has agreed that neither Matrix Bank nor any of its affiliates will engage in, directly or indirectly, the single-family retail or wholesale mortgage origination business in those states in which the acquired division operated or was located as of such date. However, this non-compete provision does not prohibit Matrix Bank or its affiliates from engaging in such business in order to comply with applicable law, rule, regulation, directive, agreement or order from the Office of Thrift Supervision ("OTS") or another party where it is necessary to resolve regulatory or supervisory concerns. Additionally, the non-compete provision does not apply in the event of a change in control of Matrix Bank or the Company.

Sale of Matrix Capital Bank Branches

     On January 30, 2004, Matrix Bank entered into definitive agreement to sell its two branches in Las Cruces, New Mexico to FirstBank, a subsidiary of Access Anytime BanCorp, Inc. The sale is subject to regulatory approval and other customary conditions, and is expected to be completed in the second quarter of 2004. The sale will include deposits of the Las Cruces branches that totaled approximately $84.1 million at December 31, 2003, and loans of approximately $23.8 million at December 31, 2003. The sale will allow us to reduce costs associated with the operations of the retail branch locations, and will provide us the opportunity to focus our efforts on pursuing additional institutional depository relationships, in line with our strategic plan. The sale of the branches is not anticipated to significantly impact our operations or liquidity, or that of Matrix Bank.

The Subsidiaries

     Our  core  business   operations   are  conducted   through  the  operating
subsidiaries and an investment in a settlement and clearing operation described below.

     Matrix Capital Bank. With offices in Colorado, New Mexico and Arizona, Matrix Bank serves its local communities by providing a broad range of personal and business depository services, offering residential loans and commercial real estate loans, including Small Business Administration loans, and providing consumer loans. In 2002, Matrix Bank relocated its domicile from Las Cruces, New Mexico to Denver, Colorado where it offers all of its existing banking services in the Denver market. In connection with the relocation, a subsidiary of Matrix Bank, Matrix Tower Holdings, LLC, purchased a high rise building in downtown Denver, Colorado in June 2002, renamed Matrix Financial Center. In addition to Matrix Bank, the Company and several of its subsidiaries relocated their offices to Matrix Financial Center during 2002 and 2003.

     Matrix Bank holds the noninterest-bearing custodial escrow deposits related to the residential mortgage loan portfolio serviced by Matrix Financial Services Corporation, the interest-bearing money market accounts administered by Sterling Trust Company and the deposits resulting from transactions in which Matrix Bank acts as the clearing bank for clients of Matrix Settlement & Clearance Services, L.L.C., an equity method investment. These deposits, as well as other traditional deposits, are used primarily to fund bulk purchases of residential mortgage loan portfolios throughout the United States, a portion of which are serviced for Matrix Bank by Matrix Financial. As of December 31, 2003, Matrix Bank had total assets of $1.6 billion.

     Matrix Bank and several of our other subsidiaries have significant experience in purchasing mortgage loans, originating multi-family and other loans secured by real estate, including Small Business Administration loans, have familiarity with real estate markets throughout the United States and have traditionally had access to low-cost deposits. We believe that the resulting knowledge and activities permit Matrix Bank to manage its funding and capital position in a way that enhances its performance.

     Matrix Financial Services Corporation. Matrix Financial, which is a wholly owned subsidiary of Matrix Bank, historically has acquired mortgage servicing rights on a nationwide basis through purchases in the secondary market, has retained originated mortgage servicing rights, and services the loans underlying the purchased mortgage servicing rights and a portion of our originated mortgage servicing rights.

     As of December 31, 2003, Matrix Financial serviced over 50,000 borrower accounts representing $3.2 billion in principal balances, excluding $176.9 million in subservicing for companies that are unaffiliated with us. As a servicer of mortgage loans, Matrix Financial generally is required to establish custodial escrow accounts for the deposit of borrowers' payments. These custodial accounts are maintained at Matrix Bank. At December 31, 2003, the custodial escrow accounts related to our servicing portfolio maintained at Matrix Bank were $85.5 million.

     Prior to the sale of the production platform as discussed in "Item 1. Business--Discontinued Operations", Matrix Financial originated residential mortgage loans through its wholesale loan origination network, with offices located in Atlanta, Dallas, Denver, Houston, Jacksonville, Phoenix, Sacramento, Santa Ana and St. Louis. The mortgage loans originated by Matrix Financial were retained and sold in the secondary market. Prior to the sale of the production platform, for the period January 1, 2003 through February 28, 2003, Matrix Financial originated $758.9 million in residential mortgage loans.

     Matrix Bancorp Trading, Inc. Matrix Bancorp Trading, formerly known as Matrix Capital Markets, Inc., provides brokerage and consulting services to financial institutions and financial services companies in the mortgage banking industry. These services include:

     o    the brokering, acquisition and analysis of loans;
     o the brokering, analysis and sales of residential mortgage loan servicing rights;
     o mortgage loan servicing portfolio valuations, which includes the "mark-to-market" valuation and analysis required under Statements of Financial Accounting Standards No. 133 and No. 140; and
     o to a lesser extent, consultation and brokerage services in connection with mergers and acquisitions of mortgage banking entities.

     Matrix Bancorp Trading's volume of brokerage activity and the expertise of its analytics department gives us access to a wide array of information relating to the mortgage banking industry, including emerging market trends, prevailing market prices, pending regulatory changes and changes in levels of supply and demand. Consequently, we are often able to identify certain types of mortgage loans that are well suited to our particular servicing platform, investment objectives and unique corporate structure.

     First Matrix Investment Services Corporation. First Matrix, which became a wholly owned subsidiary of Matrix Bancorp Trading in October 2001, is registered with the National Association of Securities Dealers ("NASD") as a fully disclosed broker-dealer, with its headquarters in Denver, Colorado and branch offices in Fort Worth, Texas and Memphis, Tennessee. First Matrix offers brokerage services related to a wide range of investment options for both individual and institutional investors, including stocks, bonds, mutual funds and fixed income and debt securities. The Fort Worth office focuses primarily on long-term investing and retirement planning for individuals. The Denver office works primarily with financial institutions in managing their investment portfolios. The Memphis office focuses on the acquisition, brokering, securitization and sale of SBA loans and loan pools. SBA loans are acquired by Matrix Bank through the brokerage activities of First Matrix.

     Matrix Asset Management Corporation. Matrix Asset Management provides nationwide real estate management and disposition services on foreclosed properties owned by financial services companies, mortgage companies and financial institutions. In addition to the unaffiliated clients currently served by Matrix Asset Management, Matrix Bank and Matrix Financial utilize Matrix Asset Management to handle the disposition of foreclosed real estate for which it is responsible as servicer. As of December 31, 2003, Matrix Asset Management had approximately 3,200 foreclosed properties under its management.

     Matrix Asset Management also provides limited collateral valuation opinions to clients that are interested in assessing the value of the collateral underlying mortgage loans, as well as to clients such as Matrix Bank and other third party mortgage loan buyers evaluating potential bulk purchases of mortgage loans.

     During 2003, Matrix Asset Management began operations of an internet based business, reoSource, that allows buyers and agents to utilize the web to make offers on the foreclosed properties managed by Matrix Asset Management, and posted on the site by clients of Matrix Asset Management.

     Sterling Trust Company. Sterling Trust, headquartered in Waco, Texas, was incorporated in 1984 as a Texas non-bank trust company specializing in the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. As of December 31, 2003, Sterling Trust administered approximately 36,000 accounts, with assets under administration of over $2.3 billion. As of December 31, 2003, approximately $179.0 million of the $2.3 billion represented money market deposits held at Matrix Bank.

     ABS School Services, L.L.C. ABS School Services (sometimes referred to hereafter collectively with its subsidiaries as "ABS") provides outsourced business services to charter schools, and operates under the name The GEO Group. Charter schools are public schools that are an alternative to traditional public schools. The primary services offered include fund accounting, cash management, budgeting, governmental reporting, payroll and accounts payable. The GEO Group also offers administrative and instructional leadership and consults with schools and offers assistance in the following areas: facility and safety management, technology, policy development, grant administration and comprehensive insurance programs. Additionally, The GEO Group has a financing division, which offers a limited amount of financing to charter schools for the purchase of school sites and equipment.

     Matrix Settlement & Clearance Services, L.L.C. Matrix Settlement & Clearance Services is a joint venture in which we own a 45% equity interest. Matrix Settlement & Clearance Services provides automated clearing of mutual funds utilizing the National Securities Clearing Corporation's Fund/SERV and Defined Contribution Clearance & Settlement platform for banks, trust companies, third party administrators and registered investment advisors. Effective January 2, 2002, Matrix Settlement & Clearance Services' wholly owned subsidiary, MSCS Financial Services, LLC, began operations as a NASD registered broker-dealer. For the year ended December 31, 2003, Matrix Settlement & Clearance Services
consolidated had $9.1 million of revenues and pre-tax net income of approximately $2.6 million.

     As of December 31, 2003, Matrix Settlement & Clearance Services had 126 customers under contract. These customers administer and trade through Matrix Settlement & Clearance Services approximately $26.2 billion in funds that would be eligible for inclusion in the automated clearing environment of the National Securities Clearing Corporation. Matrix Settlement & Clearance Services has developed relationships with several Matrix Bancorp subsidiaries to assist in the performance of services for its customers. For example, Matrix Bank, as the National Securities Clearing Corporation member, serves as the settlement bank for Fund/SERV transactions and provides banking services for certain Matrix Settlement & Clearance Services customers. This relationship helps generate low-cost deposits for Matrix Bank. As of December 31, 2003, Matrix Settlement & Clearance Services' customers had $85.3 million of deposits at Matrix Bank. In addition, many of Matrix Settlement & Clearance Services' customers require trust and custody services. As of December 31, 2003, Matrix Bank held in custody $11.0 billion of assets for customers of Matrix Settlement & Clearance Services.

     Please see Note 21 to the consolidated financial statements for further financial information about our subsidiaries.

Lending Activities

     Purchase and Sale of Bulk Loan Portfolios. The majority of our assets consist of residential mortgage loans that we generally acquire through bulk acquisitions in the secondary market through Matrix Bank. We believe that our structure provides advantages over our competitors in the purchase of bulk mortgage loan packages. In particular:

     o Matrix Bancorp Trading, through its networking within the mortgage banking and financial services industries, is able to refer companies that are interested in selling mortgage loan portfolios directly to Matrix Bank. This direct contact reduces the number of portfolios that must be purchased through competitive bid situations, thereby reducing the cost associated with the acquisition of bulk residential mortgage loan portfolios; and
     o Matrix Bank's subsidiary, Matrix Financial, provides servicing advantages that a typical "stand-alone" community bank does not possess. Matrix Financial acts as a subservicer for a majority of Matrix Bank's mortgage loan portfolio. Because Matrix Financial services loans throughout the entire United States, Matrix Bank can acquire various types of loans secured by property located in any of the fifty states.

     Over 75% of the residential mortgage loans that Matrix Bank acquires are classified as held for sale. This accounting classification requires Matrix Bank to carry the loans classified as held for sale at the lower of aggregate cost or market value. The purchased loan portfolios typically include both fixed and adjustable rate mortgage loans. Although Matrix Bank reviews many loan portfolios for prospective acquisition, it focuses on acquiring first lien priority loans secured primarily by one-to-four single-family residential properties. To the extent that adjustable rate loans are available, Matrix Bank generally targets adjustable over fixed rate portfolios. Due to the accounting treatment required, we believe that the focus on adjustable rate loans generally reduces the effect of changing interest rates on the portfolio's market value.

     Matrix Bank purchases mortgage loan portfolios from various sellers who have either originated the loans or acquired the loan portfolios in bulk purchases. Matrix Bank considers several factors prior to a purchase. Among other factors, Matrix Bank considers the product type, the current loan balance, the current interest rate environment, the seasoning of the mortgage loans, payment histories, geographic location of the underlying collateral, price, yield, the current liquidity of Matrix Bank and the product mix in its existing mortgage loan portfolio.

     In the past, Matrix Bank has purchased nonperforming Federal Housing Administration ("FHA") and Veteran's Administration ("VA") loans from third party sellers, and currently Matrix Financial purchases all of the eligible delinquent FHA and VA loans out of its servicing portfolio. The Department of Housing and Urban Development ("HUD") generally guarantees the majority of principal and interest on these nonperforming loans. These loans are at fixed rates and have a relatively short average life since the loans are typically liquidated through the foreclosure and subsequent claim process with HUD. As of December 31, 2003, we owned $12.2 million of these loans.

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

     Matrix Bank continually monitors the secondary market for purchases and sales of mortgage loan portfolios and typically undertakes a sale of a particular loan portfolio in an attempt to "match" an anticipated bulk purchase of a particular mortgage loan portfolio or to generate current period earnings and cash flow. To the extent that Matrix Bank is unsuccessful in matching its purchases and sales of mortgage loans, Matrix Bank may have excess capital, resulting in less leverage, potentially less interest income and higher capital ratios.

     During the year ended December 31, 2003, we made bulk purchases of mortgage loans of approximately $637.3 million. We made bulk sales of 1-4 family, multi-family and originated SBA loans of approximately $252.2 million for a net gain on sale of bulk mortgage loans of $12.0 million.

     Residential Mortgage Loan Origination. We originate residential mortgage loans on a retail basis through Matrix Bank, and prior to the sale of the production platform as discussed in "Item 1. Business--Discontinued Operations", on a wholesale and retail basis through Matrix Financial. Since August 31, 2003, we have not originated mortgage loans on a wholesale basis, with the exception of our participation in the New Mexico Housing Authority program, which was excluded from the sale of the production platform, and as noted in "Item 1. Business--Discontinued Operations", we have agreed with the Buyer not to compete in certain respects. Our participation in the New Mexico Housing Authority program is anticipated to terminate in the second quarter of 2004.

     Retail Originations. Matrix Bank originates residential loans on a retail basis through its branches in Las Cruces, New Mexico. Matrix Bank's lending office in Denver, Colorado primarily originates multi-family loans on a national basis, and residential construction loans and commercial loans in that local market place. Matrix Bank attempts to convert the construction loans funded through the Denver office into permanent mortgage loans. The retail loans originated by Matrix Bank consist of a broad range of residential loans, at both fixed and adjustable rates, consumer loans and commercial real estate loans. As discussed in "Item 1. Business--Sale of Matrix Capital Bank Branches", an agreement for the sale of the Matrix Bank branches in Las Cruces, New Mexico was entered into January 2004, subject to regulatory approval and other customary conditions. This sale, anticipated to be finalized in the second quarter of 2004, will eliminate our retail originations operations in New Mexico.

     Quality Control. We have a loan quality control process designed to ensure sound lending practices and compliance with Fannie Mae, Freddie Mac, Ginnie Mae and applicable private investor guidelines. Prior to funding any retail loan, we perform a verbal or written verification of employment as required by investor programs and utilize a detailed checklist to ensure accuracy of documentation.

     Sale of Originated Loans. We generally sell the residential mortgage loans that we originate. Prior to the sale of the Platform as discussed in "Item 1. Business--Discontinued Operations.", under programs established with Fannie Mae, Freddie Mac and Ginnie Mae, conforming conventional and government loans were sold on a cash basis or pooled by us and exchanged for securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We then sold those securities to national or regional broker-dealers. Mortgage loans sold to Fannie Mae, Freddie Mac or Ginnie Mae were sold on a nonrecourse basis, except for standard representations and warranties, so that foreclosure losses were generally borne by Fannie Mae, Freddie Mac or Ginnie Mae and not by us.

     Prior to the sale of the Production Platform, we also sold nonconforming and conforming residential mortgage loans on a nonrecourse basis to other secondary market investors. Currently, all of the originated residential loans, absent the loans originated under the New Mexico Housing Authority Program, are sold under this method. Nonconforming loans are typically first lien mortgage loans that do not meet all of the agencies' underwriting guidelines, and are originated instead for other institutional investors with whom we have previously negotiated purchase commitments and for which we occasionally pay a fee.

     In the past, we sold residential mortgage loans on a servicing-retained or servicing-released basis. Currently, all loans are sold servicing released, with the exception of loans under the New Mexico Housing Authority program. See "Item
1. Mortgage Servicing Activities--Residential Mortgage Loan Servicing."

     In connection with our residential mortgage loan originations and sales, we make customary representations and warranties. Our past experience has been that giving such representations and warranties have not resulted in material repurchases. However, due to the increased originations activity that occurred in 2001 and 2002, we have experienced an increase in repurchases. The Company has provided a reserve for anticipated losses related to the representations and warranties. There can be no assurance that we will not be required to make a significant repurchase in the future or that losses will not occur in the future due to the representations and warranties made. We remain responsible for all loans originated through the Platform through February 28, 2003, as discussed in "Item 1. Business--Discontinued Operations."

     The sale of mortgage loans may generate a gain or loss for us. Gains or losses result primarily from two factors. First, we may make a loan to a borrower at a rate resulting in a price that is higher or lower than we would receive if we had immediately sold the loan in the secondary market. These price differences occur primarily as a result of competitive pricing conditions in the primary loan origination market. Second, gains or losses may result from changes in interest rates that consequently change the market value of the mortgage loans. The change in the market value of the mortgage loans may occur after the price commitment is given to the borrower and before the time that the mortgage loan is sold to the investor. Net gains and losses on Production Platform originated loans are recorded in net income from discontinued operations, and net gains and losses on all other originated loans are recorded in gain or loss on sale of loans and securities.

     Commercial and Other Lending. We have sought to diversify and enhance the yield of our loan portfolio by originating multi-family, commercial and, to a lesser extent, consumer loans and by offering a full range of lending products to our customers. The Company offers a variety of commercial loan products, including: single-family construction loans; commercial real estate loans; business and SBA loans; and a limited amount of financing to charter schools for the purchase of real estate and equipment. Matrix Bank's loan production office in Denver, Colorado principally originates single-family construction and commercial real estate loans. Matrix Bank's office in Las Cruces, New Mexico also originates a portion of these loans.

     Matrix Bank's small business lending division, headquartered in Denver, Colorado, offers the following loan products: SBA 7a loans; first trust deed loans through the SBA 504 program; first trust deed companion loans senior to SBA 7a loans; and Business and Industry Guaranteed Loans offered through the United States Department of Agriculture, as well as certain secondary market qualified conventional lending. Matrix Bank has been a SBA Preferred provider in the Colorado market area since 1999, and was awarded expansion of that designation into New Mexico, Utah, Arizona, Oregon, Washington, Idaho and Texas. Preferred lender status allows Matrix Bank delegated authority to approve SBA guaranteed loan applications without prior review from the SBA, in most cases, thereby accelerating the approval process for small business loan applications. Preferred lenders also are granted unilateral servicing powers over the term of those loans. During 2003, Matrix Bank originated $33.0 million in SBA loans.

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

     Matrix Bank originates loans on multi-family residential properties. The properties are located throughout the United States and are generally on properties of between 5 to 150 units. In 2003, Matrix Bank originated over $41.0 million of multi-family loans and sold $31.0 million of multi-family loans. At December 31, 2003, Matrix Bank had a multi-family loan portfolio of approximately $58.0 million.

     In addition to origination, Matrix Bank also buys participations in commercial real estate loans primarily from banks located in the Colorado market. The loans that we acquire through participations are underwritten with the same diligence and standards as though we were originating them directly.

     ABS offers limited financing to charter schools located primarily in Arizona, Colorado, Missouri, Florida and Texas for the purchase of real estate, modular space and equipment. The offered financing is generally fully amortizing and completed on a tax-exempt basis. On occasion, we also provide cash flow loans to charter schools. During 2003, we began limiting to a large degree the financing activities at ABS. We expect this trend to continue for the foreseeable future because our objective is to reduce the overall size of our charter school loan portfolio. As of December 31, 2003, we had a total of $46.8 million loans outstanding to charter schools. Charter school financing involves inherent risks such as:

     o the loan-to-value ratio for real estate transactions can be as high as 100% and for furniture, fixtures and equipment and modular space it is 100%;
     o    there are generally no personal guarantees; and
     o cash flow to service the financing is derived from the school's student enrollment. If the school's student enrollment decreases, or is less than projected, the school's ability to make scheduled payments on the financing may be impaired.

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

Mortgage Servicing Activities

     Residential Mortgage Loan Servicing. We conduct our residential mortgage loan servicing activities exclusively through Matrix Financial including the residential mortgage loan servicing that Matrix Financial provides as subservicer for Matrix Bank's servicing portfolio. At December 31, 2003, Matrix Financial serviced approximately $3.2 billion of mortgage loans, excluding $176.9 million subserviced for companies that are not affiliated with us.

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

     As compensation for its mortgage servicing activities, Matrix Financial receives servicing fees, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. In the event of default by the borrower, Matrix Financial receives no servicing fees until the default is cured. At December 31, 2003, Matrix Financial's annual weighted-average servicing fee, including ancillary fees, was 0.50%.

     Servicing is provided on mortgage loans on a recourse or nonrecourse basis. Our policy is to accept only a limited number of servicing assets on a recourse basis. As of December 31, 2003, on the basis of outstanding principal balances, approximately 1.16% of our owned mortgage servicing contracts involved recourse servicing. To the extent that servicing is done on a recourse basis, we are exposed to credit risk with respect to the underlying loan in the event of a repurchase. Additionally, many of our nonrecourse mortgage servicing contracts owned require us to advance all or part of the scheduled payments to the owner of the mortgage loan in the event of a default by the borrower. Many owners of mortgage loans also require the servicer to advance insurance premiums and tax payments on schedule even though sufficient escrow funds may not be available. Therefore, we must bear the funding costs associated with making such advances. If the delinquent loan does not become current, these advances are typically recovered at the time of the foreclosure sale. Foreclosure expenses, which may include legal fees or property maintenance, are generally not fully reimbursable by Fannie Mae, Freddie Mac or Ginnie Mae, for which agencies we provide significant amounts of mortgage loan servicing. As of December 31, 2003, we had advanced approximately $12.9 million in funds on behalf of third party investors. For the VA loans sold and serviced for Ginnie Mae, which are sold on a nonrecourse basis, the VA loan guarantees may not cover the entire principal balance and, in that case, we are responsible for the losses which exceed the VA's guarantee. Estimated losses related to foreclosure are estimated and reserved for, and included in the consolidated financial statements.

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

     In order to track information on our servicing portfolio, Matrix Financial utilizes a data processing system provided by Fidelity Information Services, formerly known as Alltel Information Services, Inc. Because Fidelity Information Services is one of the largest mortgage banking service bureaus in the United States, we believe that this system gives Matrix Financial capacity to support our residential mortgage loan servicing portfolio.

     The  following   table  sets  forth  certain   information   regarding  the
composition of our mortgage servicing portfolio, excluding loans subserviced for others, as of the dates indicated:

                                                                                As of December 31,
                                                                 ---------------------------------------------------
                                                                      2003              2002              2001
                                                                 --------------    --------------   ----------------
                                                                                  (In thousands)
FHA insured/VA guaranteed residential........................     $  1,318,485      $ 2,128,363        $ 2,187,686
Conventional loans                                                   1,742,096        3,053,368          3,272,109
Other loans..................................................          122,955          151,896            196,570
                                                                  ------------     --------------    ---------------
     Total mortgage servicing portfolio......................     $  3,183,536      $ 5,333,627        $ 5,656,365
                                                                 ===============   ==============    ===============

Fixed rate loans.............................................     $  2,697,892      $ 4,688,672        $ 5,009,501
Adjustable rate loans........................................          485,644          644,955            646,864
                                                                 ---------------   --------------    ---------------
     Total mortgage servicing portfolio......................     $  3,183,536      $ 5,333,627        $ 5,656,365
                                                                 ===============   ==============    ===============

     The following table shows the delinquency statistics for the mortgage loans serviced by Matrix Financial, excluding loans subserviced for others, as of the dates presented. Delinquencies and foreclosures for the mortgage loans serviced by us generally exceed the national average due to high rates of delinquencies and foreclosures on certain bulk loan and bulk servicing portfolios. The higher levels of delinquencies result in a higher cost of servicing, however, a portion of the higher cost is offset by the collection of late fees.

                                                              As of December 31,
                        ---------------------------------------------------------------------------------------------
                                     2003                           2002                             2001
                        ------------------------------ -------------------------------- -----------------------------
                           Number       Percentage        Number         Percentage        Number        Percentage
                             of        of Servicing         of          of Servicing         of         of Servicing
                           Loans         Portfolio        Loans          Portfolio         Loans          Portfolio
                        ------------- ---------------- -------------  ----------------- -------------  --------------
Loans delinquent for:
   30-59 days..........      3,366            6.62          4,276              5.65          4,610             5.35
   60-89 days..........      1,018            2.00          1,021              1.35            932             1.08
   90 days and over....      1,433            2.82            647              0.86            616             0.72
                        ------------- --------------   -------------  ---------------   -------------  --------------
   Total delinquencies.      5,817           11.44          5,944              7.86          6,158             7.15
                        ============= ==============   =============  ===============   =============  ==============
   Foreclosures........        438            0.86            540              0.71            757             0.88
                        ============= ==============   =============  ===============   =============  ==============

     The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced by Matrix Financial, including both fixed and adjustable rate loans, excluding loans subserviced for others, at various interest rates:

                                                                As of December 31,
                    -----------------------------------------------------------------------------------------------------------
                                   2003                                 2002                               2001
                    ----------------------------------- -----------------------------------------------------------------------
                                          Percentage                          Percentage                          Percentage
                     Number    Aggregate  of Aggregate   Number    Aggregate  of Aggregate  Number     Aggregate  of Aggregate
       Rate            of      Principal   Principal       of      Principal    Principal     of       Principal   Principal
                      Loans    Balance      Balance       Loans    Balance       Balance     Loans      Balance     Balance
                    --------   ---------  -----------   --------   ---------- ----------    -------   -----------  ------------
                                                             (Dollars in thousands)
Less than 7.00%....   17,240   1,446,158       45.43%     23,345   $2,196,944      41.19%     16,024  $ 1,443,862      25.53%
 7.00%--7.99%......   10,950     846,330       26.58      19,043    1,634,054      30.64      23,815    1,895,797      33.52
 8.00%--8.99%......    8,492     390,254       12.26      13,424      724,053      13.57      19,002    1,144,290      20.23
 9.00%--9.99%......    6,237     215,188        6.76       8,755      349,308       6.55      12,122      542,621       9.59
10.00% and over....    7,936     285,606        8.97      11,080      429,268       8.05      15,192      629,795      11.13
                    --------   ---------  -----------   --------   ---------- ----------    --------  -----------  ---------
  Total............   50,855   3,183,536      100.00%     75,647   $5,333,627     100.00%     86,155  $ 5,656,365     100.00%
                    ========== =========  ===========   =========  ========== ==========    ========  ===========  =========

     Loan administration fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining contractual maturity of the mortgage loans serviced by Matrix Financial, excluding loans subserviced for others, as of the dates shown.

                                                                  As of December 31,
                  ------------------------------------------------------------------------------------------------------------------
                                   2003                                   2002                                  2001
                  ------------------------------------------------------------------------------------------------------------------
                                            Percentage                             Percentage                             Percentage
                Number  Percentage Unpaid     Unpaid   Number  Percentage  Unpaid    Unpaid   Number  Percentage  Unpaid    Unpaid
                  of    of Number Principal Principal    of    of Number Principal Principal    of    of Number  Principal Principal
  Maturity       Loans   of Loans  Amount     Amount    Loans   of Loans   Amount    Amount    Loans   of Loans   Amount    Amount
                 -------------------------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)

 1--5 years......  11,431   22.48% $  190,283    5.98%  11,647     15.40% $  188,463    3.53%   11,539    13.39%    169,794    3.00%
 6--10 years......  4,958    9.75     169,379    5.32    8,954     11.84     271,438    5.09    14,711    17.08     442,458    7.82
11--15 years......  7,055   13.87     394,119   12.38   10,728     14.18     662,439   12.42    12,101    14.05     729,162   12.89
16--20 years......  8,080   15.89     620,435   19.49   12,914     17.07   1,042,962   19.56    18,013    20.91   1,428,794   25.26
21--25 years......  1,274    2.51      87,013    2.73    1,588      2.10     134,967    2.53     2,219     2.57     246,835    4.37
More than 25 years 18,057   35.50   1,722,307   54.10   29,816     39.41   3,033,358   56.87    27,572    32.00   2,639,322   46.66
                   ------  ------  ----------  ------   ------    ------  ----------  ------    ------   ------   ---------  -------
  Total..........  50,855  100.00% $3,183,536  100.00%  75,647    100.00% $5,333,627  100.00%   86,155   100.00%  5,656,365  100.00%
                   ======  ======  ==========  ======   ======    ======  ==========  ======    ======   ======   =========  =======

Our servicing activity is diversified throughout all 50 states with concentrations in Missouri, Texas, California, Arizona, New Mexico and Florida of approximately 14.50%, 14.28%, 13.87%, 9.03%. 8.16% and 5.01%, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced at December 31, 2003.

     Acquisition of Servicing Rights. Historically, our strategy with respect to mortgage servicing was to focus on acquiring servicing for which the underlying mortgage loans tended to be more seasoned and to have higher interest rates, lower principal balances and higher custodial escrow balances than newly originated mortgage loans. We believed this strategy allowed us to reduce our prepayment risk, while allowing us to capture relatively high custodial escrow balances in relation to the outstanding principal balance. During periods of declining interest rates, prepayments of mortgage loans usually increase as homeowners seek to refinance at lower interest rates, resulting in a decrease in the value of the servicing portfolio. Mortgage loans with higher interest rates and/or higher principal balances are more likely to result in prepayments because the cost savings to the borrower from refinancing can be significant. During 2003, existing low interest rates continued to decrease throughout the year. We purchased only nominal amounts of servicing in 2003 due to the interest rates prevalent during the year, the lack of the servicing products available and a decision to retain a portion of our originated servicing.

     The following table shows quarterly and annual average prepayment rate experience on the mortgage loans serviced by Matrix Financial, excluding loans subserviced by and for others:

                              For the Years Ended December 31,
                    -----------------------------------------------------
                      2003(1)(4)         2002(2)(4)        2001(3)(4)
                    ----------------   ----------------  ----------------
Quarter ended:
   December 31....         30.27 %            31.03 %            24.67%
   September 30...         41.23              23.30              25.13
   June 30........         38.90              19.00              24.63
   March 31.......         31.30              21.60              17.13
                    ----------------   ----------------  ----------------
Annual average....         35.43 %            23.73 %            22.89%
                    ================   ================  ================

                                       11
 __________

(1) These prepayment rates exclude prepayment experience for mortgage servicing rights subserviced for us by others of $176.9 million, $192.8 million, $17.6 million and $13.1 million for the quarters ended December 31, September 30, June 30, and March 31, 2003, respectively.
(2) These prepayment rates exclude prepayment experience for mortgage servicing rights subserviced for us by others of $26.6 million, $600 thousand, $5.8 million and $34.6 million for the quarters ended December 31, September 30, June 30, and March 31, 2002, respectively.
(3) These prepayment rates exclude prepayment experience for mortgage servicing rights subserviced for us by others of $889.0 million, $581.8 million, $306.9 million and $1.1 billion for the quarters ended December 31, September 30, June 30, and March 31, 2001, respectively.
(4) These prepayment rates do not include prepayments that resulted from us targeting our own servicing portfolio for refinance opportunities.

     Prior to 2001, we acquired substantially all of our mortgage servicing rights in the secondary market. The industry expertise of Matrix Bancorp Trading and Matrix Financial allowed us to capitalize upon inefficiencies in this market when acquiring mortgage servicing rights. Prior to acquiring mortgage servicing rights, we analyze a wide range of characteristics of each portfolio considered for purchase. This analysis includes projecting revenues and expenses and reviewing geographic distribution, interest rate distribution, loan-to-value ratios, outstanding balances, delinquency history and other pertinent statistics. Due diligence is performed either by our employees or a designated independent contractor on a representative sample of the mortgages involved. The purchase price is based on the present value of the expected future cash flow, calculated by using a discount rate, loan prepayment, default rate and other assumptions that we consider to be appropriate to reflect the risk associated with the investment. In 2000, we began to retain a portion of the mortgage servicing rights generated from the origination platform. Throughout 2000, and for the majority of 2001, we generally retained the servicing on the loans sold to Ginnie Mae. In the fourth quarter of 2001, we began to retain the servicing on loans sold to Fannie Mae and Freddie Mac and sold our newly originated Ginnie Mae servicing. In April through August of 2002, we retained all of the servicing originated on Fannie Mae and Ginnie Mae loans. Beginning in September of 2002 and for all of 2003, we entered into an assignment of trade contract with a national mortgage banker to sell the majority of our originated servicing. The decision on which servicing to retain or sell is based on factors including interest rate environment, secondary market pricing for the servicing, our capital levels and liquidity. As of December 31, 2003, in terms of unpaid principal amount, approximately $1.4 billion of the underlying mortgage loans in our servicing portfolio were from loans originated and sold by Matrix Financial prior to the sale of the production platform, as discussed in "Item 1. Business--Discontinued Operations". Based on the fact that we have sold our Platform, and the limited amount of seasoned servicing available in the market place, it is unlikely that we will acquire or add significantly to our servicing portfolio. To the extent that any additions to our servicing portfolio are done, the acquisitions are likely to be portfolios with characteristics of more seasoning, lower balances and higher escrows. Any future acquisitions will be based on availability of desired product, our capital levels, our current investment in mortgage servicing assets and the prevalent interest rate environment.

     Sales of Servicing Rights. Historically, we have sold a portion of our purchased mortgage servicing portfolios and sold a portion of the mortgage servicing rights on loans that we originated prior to the sale of the Platform as discussed in "Item 1. Business--Discontinued Operations", and as mentioned above. Sales generate cash at the time of sale but reduce future cash flow and servicing fee income. We did not have any sales of mortgage servicing rights during 2003 due to the prevailing market conditions. We will pursue strategic sales of segments of our portfolio if market conditions are favorable.

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

     Hedging of Servicing Rights. Our investment in mortgage servicing rights is exposed to potential impairment in certain interest rate environments. As previously discussed, the prepayment of mortgage loans increases during periods of declining interest rates as homeowners seek to refinance their loan to lower interest rates. If the level of prepayment or the estimated future prepayment activity on segments of our mortgage servicing portfolio reaches levels higher than we projected for an extended period of time, the associated basis in the mortgage servicing rights may be impaired. To mitigate a portion of this risk of impairment due to declining interest rates, through December 31, 2000, we initiated a hedging strategy that used a program of exchange-traded future and options, and our hedging program qualified for hedge accounting treatment based on a high degree of statistical correlation and then current accounting guidance. With the required adoption of the SFAS 133 on January 1, 2001, we did not attempt to qualify for hedge accounting treatment due to the requirements in the standard that are necessary to do so. Consistent with the program implemented in the fourth quarter of 2002, in 2003 we elected to reinstate our hedging program to mitigate a portion of our investment in mortgage servicing rights from further impairment, identical to the previously used program. The decision was based on the historically low interest rates, the continued weakening economy, the geopolitical environment and the impairment that we incurred to-date. During 2003, we hedged approximately 15% of our portfolio. As of December 31, 2003, we have maintained consistency with the percentage of coverage at approximately 19%. We did not attempt to qualify for hedge accounting treatment due to the requirements in SFAS 133 that were necessary to do so. During 2003, we earned approximately $700 thousand from hedging activities. The decision to increase or decrease our hedging coverage will be based on several factors, including those discussed above, as well as the composition of our current servicing portfolio.

     Our servicing portfolio is valued at least quarterly in accordance with the guidelines set forth in SFAS 140. Under SFAS 140, we are required to record our investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. We stratify our mortgage servicing rights by product type and investor to reflect the predominant risks. To determine the fair value of this investment, we use a valuation model that calculates the present value of discounted future cash flows. In the fiscal years 2003 and 2003, we made no changes to the significant assumptions inherent in the valuation of the servicing portfolio. These significant assumptions are more fully described in Note 2 to the consolidated financial statements included elsewhere in this document.

     During 2002, based on a valuation model which incorporates among other things, prepayment speeds, we recorded provisions for impairment on our mortgage servicing rights totaling approximately $14.2 million. Prepayment speeds are highly impacted by changes in interest rates, as when interest rates decline there is a greater incentive for the homeowners to refinance their mortgages. In 2002, mortgage rates increased in the first quarter of the year and we recovered $181 thousand of previously recorded impairment. In the quarters ended June 30, 2002, September 30, 2002 and December 31, 2002, we recorded an impairment charge of $1.4 million, $8.0 million and $5.0 million, respectively. These impairments are highly correlated to the decline in mortgage interest rates that occurred during these periods. During 2003, based on our servicing valuation model, we recorded impairment in the amount of $2.4 million in the quarter ended June 30, 2003 as mortgage interest rates reached their lowest level in over 45 years. In the quarter ended September 30, 2003, mortgage interest rates increased and we recorded an impairment recovery of $5.1 million. Also, in the quarter ended September 30, 2003, we determined that it was remote that $5.0 million of previously recorded impairment would be recovered, and thus recorded a direct write-down to the value of the servicing asset for such amount. Based on our valuation model, we recorded an additional impairment recovery of $250 thousand for the quarter ended December 31, 2003. Our impairment reserve as of December 31, 2003 was $6.5 million. Further decreases in interest rates, or other factors that result in an increase in anticipated future prepayment speeds, may cause additional impairment charges in future years.

Brokerage, Consulting and Outsourcing Services

     Brokerage Services. We provide brokerage services through our subsidiaries, Matrix Bancorp Trading and First Matrix Investment Services Corporation.

     Matrix Bancorp Trading. Matrix Bancorp Trading operates as a full-service mortgage servicing and mortgage loan broker. It is capable of analyzing, packaging, marketing and closing transactions involving mortgage servicing and loan portfolios and selected merger and acquisition transactions for mortgage banking entities. Matrix Bancorp Trading promotes its services to all types and sizes of market participants, thereby developing diverse relationships.

     Matrix Bancorp Trading brokers and principals all types of loan products with the majority of the loan products centering on residential mortgages. In most cases, Matrix Bancorp Trading acts as the intermediary between the sellers and buyers of the various loan products.

     Mortgage servicing rights are sold either on a bulk basis or a flow basis. In a bulk sale, the seller identifies, packages and sells a portfolio of mortgage servicing rights to a buyer in a single transaction. In a flow sale, the seller agrees to sell to a specified buyer from time to time, at a predetermined price, the mortgage servicing rights originated by the seller that meet certain criteria. Matrix Bancorp Trading is capable of helping both buyers and sellers with respect to bulk and flow sales of mortgage servicing rights.

     We believe that the client relationships developed by Matrix Bancorp Trading through its national network of contacts with commercial banks, mortgage companies, savings associations and other institutional investors represent a significant competitive advantage and form the basis for Matrix Bancorp Trading's national market presence. These contacts also enable Matrix Bancorp Trading to identify prospective clients for our other subsidiaries and make referrals when appropriate. See "Item 1. Business--Consulting and Analytic Services" below.

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

     The sale and transfer of mortgage servicing rights occurs in a market that is inefficient and often requires an intermediary to match buyers and sellers. Prices are unpublished and closely guarded by market participants, unlike most other major financial secondary markets. This lack of pricing information complicates an already difficult process of differentiating between servicing product types, evaluating regional, economic and socioeconomic trends and predicting the impact of interest rate movements. Due to its significant contacts, reputation and market penetration, Matrix Bancorp Trading has access to information on the availability of mortgage servicing portfolios, which helps it bring interested buyers and sellers together. Due to the consolidation that has taken place in the mortgage banking industry, as well as the low interest rate environment experienced in 2003 that depressed the value of servicing, the overall market, including the number of buyers and sellers of servicing, has decreased. As a result, we have experienced an overall decrease in both the portfolios brokered and the corresponding revenue. As interest rates increase, and the level of mortgage originations decrease, we would expect that the market for bulk servicing trades would increase. If that occurs, we believe we are well positioned to take  advantage of the  increased  brokerage  activity.  .........
First Matrix Investment Services Corporation. First Matrix is registered with the NASD as a fully disclosed broker-dealer, headquartered in Denver, Colorado. First Matrix conducts a wide range of general securities business, including fixed income brokerage, retail brokerage, investment banking and structured finance services. First Matrix clears all of its securities transactions through First Southwest Company based in Dallas, Texas on a fully disclosed basis.

     First Matrix provides brokerage services through fixed income trading and SBA pooling, retail brokerage, and structured finance deals. First Matrix has traditionally focused its fixed income business primarily on financial institutions in the Rocky Mountain Region. First Matrix brokers U.S. government treasury obligations, agencies, municipal bonds and corporate debt. The majority of its fixed income business is of an institutional nature, and its clients include banks, savings and loans, insurance companies, mutual funds, money managers and hedge funds.

     Through the SBA group in Memphis, First Matrix has diversified its client base and its product mix. First Matrix, acting as agent for Matrix Bank, purchases the guaranteed portion of SBA 7A loans from bank and non-bank lenders around the country. These loans are assembled and later pooled into SBA securities which are sold into the secondary market to institutional and sophisticated investors. This trading strategy enables Matrix Bank to earn attractive yields on high credit quality assets with reduced exposure to the traditional risks associated with investing in any fixed income asset.

     In retail brokerage services, the First Matrix focus is to attract experienced investment professionals with established relationships, looking to provide their clients with the safety and expanded services provided by a broker-dealer connected to a well-capitalized, regional bank holding company. Our brokers have long-standing relationships with a broad range of retail and small business clients. Although First Matrix' product mix will focus on fee-based products, it will continue to offer traditional fixed income and equity investment services to its retail client base.

     Consulting and Analytic Services. Matrix Bancorp Trading continues to make significant commitments to its analytics department, which has developed expertise in helping companies implement and track their "mark-to-market" valuations and analyses on servicing portfolios. Matrix Bancorp Trading utilizes a nationally recognized valuation model to fit its customers' many different needs and unique situations in performing valuations and analyses. In addition,

Matrix Bancorp Trading has the infrastructure and management information system capabilities necessary to undertake the complex analyses required by SFAS 140. Many of the companies affected by the implementation of SFAS 140 have outsourced this function to a third party rather than dedicate the resources necessary to develop systems for and perform their own SFAS 140 valuations.

     Because SFAS 140 requires that mortgage servicing portfolios be valued at the lower of cost or market value, active management of servicing assets has become a critical component to holders of mortgage servicing rights. Due to the risk of impairment of mortgage servicing rights as a result of constantly changing interest rates and prepayment speeds on the underlying mortgage portfolio, risk management of mortgage servicing rights by holders of mortgage servicing rights portfolios, which typically takes the form of hedging the portfolio, has become more prevalent. The SFAS 140 "mark-to-market" analyses done by Matrix Bancorp Trading helps clients assess which of their portfolios of mortgage servicing rights are most susceptible to impairment due to interest rate and prepayment risk.

     We believe that the services offered by the analytics department of Matrix Bancorp Trading provide us with a competitive advantage in attracting and retaining clients because we are able to offer financial services companies and financial institutions a more complete package of services than our competitors. Because of our analytics capabilities, we are able to attract brokerage clients that we may not otherwise be able to do. In addition, Matrix Bancorp Trading is able to refer clients to Matrix Bank for bulk loan acquisitions and to Matrix Asset Management for real estate management and disposition services. The full range of services offered by Matrix Bancorp Trading and its affiliates further strengthens Matrix Bancorp Trading's client relationships.

     Real Estate Management and Disposition Services. Matrix Asset Management provides real estate management and disposition services on foreclosed properties owned by financial services companies, mortgage companies and financial institutions across the United States. In addition to the unaffiliated clients currently served by Matrix Asset Management, many of which are also clients of Matrix Bancorp Trading, Matrix Bank and Matrix Financial use Matrix Asset Management exclusively in handling the disposition of foreclosed real estate for which it is responsible. Having Matrix Asset Management, rather than Matrix Financial, provide this service transforms the disposition process into a revenue generator for us, because Matrix Asset Management typically collects a referral fee based on the value of the foreclosed real estate from the real estate broker involved in the sale transaction. Because Matrix Asset Management typically collects a portion of its fee from the real estate broker, Matrix Asset Management is able to provide this disposition service on an outsourced basis at a reduced cost to the mortgage loan servicer or loan holder. Matrix Asset Management is able to pass a portion of the cost of the disposition on to the real estate broker because of the volume it generates.

     In addition, Matrix Asset Management provides limited collateral valuation opinions to clients who are interested in assessing the value of the underlying collateral on nonperforming mortgage loans, as well as to clients such as Matrix Bank and other third party mortgage loan originators and buyers interested in evaluating potential bulk purchases of mortgage loans.

     In the third quarter of 2003, Matrix Asset Management began operations of our internet based business, reoSource, that allows buyers and agents to utilize the web to make offers on the foreclosed properties managed by Matrix Asset Management, and posted on the site by clients of Matrix Asset Management. We believe this will provide Matrix Asset Management significant growth opportunities.

     School Services. In addition to providing limited financing to charter schools as mentioned in "Lending Activities - Commercial and Other Lending," ABS, operating under the name The GEO Group, also provides a wide variety of outsourced business and consulting services to charter schools. The most basic services offered by ABS include fund accounting, cash management, budgeting, governmental reporting and payroll and accounts payable processing.
Additionally, we consult with and offer programs to charter schools in the following areas:

     o        facility and safety management;
     o        technology;
     o        policy development; and
     o        grant administration.

ABS also provides administrative and instructional leadership to some charter schools by placing administrators on-site at the charter schools to take a hands-on approach and work with the schools with regard to curriculum development, special education and personnel management.

     The business services provided by ABS are integral to the financing division, as these services allow us to use our knowledge of the school's financial condition and the capability of the schools' operators to make informed decisions in the underwriting of charter school financing. The services also give us a significant advantage in the servicing and ongoing monitoring of the schools, which we believe is imperative to the collection process and the overall success of our financing efforts.

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

     At December 31, 2003, Sterling Trust had 35,688 accounts with assets under administration of over $2.3 billion, and the trust department of Matrix Bank had 14,563 accounts with assets under administration of approximately $11.0 billion.

     Clearing Services. Matrix Settlement & Clearance Services, our joint venture, provides automated clearing of mutual funds utilizing the National Securities Clearing Corporation's Fund/SERV and Defined Contribution Clearance & Settlement platform for banks, trust companies, third party administrators and registered investment advisors. In performing services for its customers, Matrix Settlement & Clearance Services generates low-cost deposits and trust and custodial fees for the Company. At December 31, 2003, Matrix Settlement &
Clearance Services had 126 customers under contract with those customers administering approximately $26.2 billion in funds that would be eligible for inclusion in the automated clearing environment of the National Securities Clearing Corporation.

     MSCS  Financial  Services,   LLC,  a  wholly  owned  subsidiary  of  Matrix
Settlement & Clearance Services, began operations on January 2, 2002 as a NASD registered broker-dealer.

     Through our wholly owned  subsidiary,  Matrix  Advisory  Services,  LLC, we began to offer in 2003 an Internet-based private wealth management service through the utilization of proprietary asset allocation models as a complementary business to the clearing operation. The model was developed and will be supported by a nationally recognized research and investment firm. The advantage that Matrix Advisory Services' product offers is a turnkey approach with the automation of the mutual fund clearing and custody of plan assets, if needed.

Competition

     We compete nationally for bulk loan portfolios mainly with mortgage companies, savings associations, commercial banks and other institutional investors. We believe that we have competed successfully for the acquisition of bulk loan portfolios by relying on the advantages provided by our unique corporate structure and the secondary market expertise of our employees.

     We believe that Matrix Bank's most direct competition for deposits comes from other financial institutions. Customers distinguish between market participants based primarily on price and, to a lesser extent, the quality of customer service and name recognition. Matrix Bank's cost of funds fluctuates with general market interest rates. During certain interest rate environments, we expect additional significant competition for deposits from corporate and governmental debt securities, as well as from money market mutual funds. Matrix Bank competes for conventional deposits by emphasizing quality of service, extensive product lines and competitive pricing.

     For mortgage loan and mortgage servicing rights, brokerage and consulting, we compete mainly with other mortgage banking consulting firms and national and regional investment banking companies. We believe that the customers distinguish between market participants based primarily on customer service. Matrix Bancorp Trading competes for its brokerage and consulting activities by:

     o    recruiting qualified and experienced sales people;
     o    developing innovative sales techniques;
     o    offering superior analytical services;
     o    providing  financing   opportunities  to  its  customers  through  its
          affiliation with Matrix Bank; and
     o seeking to provide a higher level of service than is furnished by its competitors.

     In originating mortgage loans, Matrix Financial and Matrix Bank have historically competed mainly with other mortgage companies, finance companies, savings associations and commercial banks. Customers distinguish among market participants based primarily on price and, to a lesser extent, the quality of customer service and name recognition. After the sale of the Platform, we have agreed with the Buyer not to compete in certain respects. We do not believe, however, that this stipulation will impact substantially the ability of Matrix Bank to effectively serve its local markets or customers. See "Item 1. Business--Discontinued Operations."

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

Employees

     At December 31, 2003, the Company had 509 employees. We believe that our relations with our employees are good. The Company is not party to any collective bargaining agreement.

Regulation and Supervision

     Set forth below is a brief description of various laws, regulatory authorities and associated regulations affecting our operations. The description of laws and regulations contained in this document does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

     Aspects of the Company's public disclosure, corporate governance principles and internal control environment are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC and the NASDAQ. Any change in applicable laws, regulations or regulatory policies may have a material effect on our business, operations and prospects.

     Matrix Bancorp. We are a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act. As such, we are subject to OTS regulation, examination, supervision and reporting requirements. In addition, the OTS has enforcement authority over us and our savings association and non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of our subsidiary savings institution, Matrix Bank. In addition, Matrix Bank must notify the OTS at least 30 days before declaring any capital distribution to us.

     As a unitary savings and loan holding company that has been in existence prior to May 4, 1999, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that Matrix Bank continues to be a "qualified thrift lender" under the Home Owners' Loan Act. To maintain its status as a qualified thrift lender, Matrix Bank must maintain a minimum percentage of its assets in qualified thrift investments unless the OTS grants an exception to this requirement. In general, qualified thrift investments include certain types of residential mortgage loans and mortgage-backed securities. If we acquire control of another savings association as a separate subsidiary, we would become a multiple savings and loan holding company. Multiple savings and loan holding companies may only engage in those activities permissible for a financial holding company under the Bank Holding Company Act of 1956, as amended. Generally, financial holding companies may only engage in activities such as banking, insurance and securities activities, as well as merchant banking activities under certain circumstances. In addition, if Matrix Bank fails to maintain its status as a qualified thrift lender, within one year of Matrix Bank's failure, we would be required to convert Matrix Bank to a commercial bank and to register as a bank holding company under the Bank Holding Company Act of 1956, as amended.

     The Change in Bank Control Act, as amended, provides that no person, acting directly or indirectly or through or in concert with one or more other persons, may acquire control of a savings association unless the OTS has been given 60 days prior written notice. The Home Owners' Loan Act provides that no company may acquire control of a savings association without the prior approval of the OTS. Any company that acquires such control becomes a savings and loan holding company subject to registration, examination and regulation by the OTS. Pursuant to federal regulations, control of a savings association (which includes its holding company) is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock of the association or the ability to control the election of a majority of the directors of the association. Moreover, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock, but less than 25% of any class of stock of a savings association, where certain enumerated control factors are also present in the acquisition. The OTS may prohibit an acquisition of control if it would result in a monopoly or substantially lessen competition, the financial condition of the acquiring person might jeopardize the financial stability of the association, or the competence, experience or integrity of the acquiring person indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

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

     The USA Patriot Act was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA Patriot Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

     The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002. The Sarbanes-Oxley Act of 2002 is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by Section 302(a) of Sarbanes-Oxley Act of 2002, the Company's Co-Chief Executive Officers and Chief Financial Officer are each required to certify that the Company's quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. We have existing policies, procedures and systems designed to comply with these regulations, and are further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

     Federal Savings Bank Operations. Matrix Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and potentially by the Federal Deposit Insurance Corporation ("FDIC"), which insures its deposits up to applicable limits. Such regulation and supervision:

     o establishes a comprehensive framework of activities in which Matrix Bank can engage;
     o    limits the types and  amounts of  investments  permissible  for Matrix
          Bank;
     o limits the ability of Matrix Bank to extend credit to any given borrower;
     o significantly limits the transactions in which Matrix Bank may engage with its affiliates;
     o requires Matrix Bank to meet a qualified thrift lender test that requires Matrix Bank to invest in qualified thrift investments, which include primarily residential mortgage loans and related investments;
     o places limitations on capital distributions by savings associations, such as Matrix Bank, including cash dividends;
     o    imposes assessments to the OTS to fund their operations;
     o establishes a continuing and affirmative obligation, consistent with Matrix Bank's safe and sound operation, to help meet the credit needs of its community, including low and moderate income neighborhoods;
     o requires Matrix Bank to maintain certain noninterest-bearing reserves against its transaction accounts;
     o establishes various capital categories resulting in various levels of regulatory scrutiny applied to the institutions in a particular category; and
     o    establishes standards for safety and soundness.

     Matrix Bank must submit annual financial reports audited by independent auditors to federal regulators. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted to the OTS. The audit committees of such institutions must include members with experience in banking or financial
management,   must  have  access  to  outside   counsel  and  must  not  include
representatives of large customers. The regulatory structure is designed primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in these regulations, whether by the OTS, the FDIC or Congress, could have a material impact on Matrix Bank and its operations.

     Transactions with Affiliates. Sections 23A and 23B of the Federal Reserve Act and its implementing regulations, govern transactions between depository institutions and their affiliates. These provisions are made applicable to savings associations, such as Matrix Bank, by the Home Owners' Loan Act. In a holding company context, in general, the parent holding company of a savings association and any companies that are controlled by the parent holding company are affiliates of the savings association. However, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis. Section 23A limits the extent to which the savings association or its subsidiaries may engage in certain transactions with its affiliates. These transactions include, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Generally, these transactions between the savings association and any one affiliate cannot exceed 10% of the savings association's capital stock and surplus, and these transactions between the savings institution and all of its affiliates cannot, in the aggregate, exceed 20% of the savings institution's capital stock and surplus. Section 23A also establishes specific collateral requirements for loans or extensions of credit to an affiliate, and for guarantees or acceptances on letters of credit issued on behalf of an affiliate. Applicable regulations prohibit a savings association from lending to any affiliate engaged in activities not permissible for a bank holding company or for the purpose of acquiring the securities of most affiliates. Section 23B requires that transactions covered by Section 23A and a broad list of other specified transactions be on terms and under circumstances substantially the same, or no less favorable to the savings association or its subsidiary, as similar transactions with non-affiliates. In addition to the restrictions on transactions with affiliates that Sections 23A and 23B of the Federal Reserve Act impose on depository institutions, the regulations of the OTS also generally prohibit a savings association from purchasing or investing in securities issued by an affiliate. Matrix Bank engages in transactions with its affiliates, which are structured with the intent of complying with these rules.

     Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation. Matrix Bank is a member of the Savings Association Insurance Fund, which is administered by the FDIC. The deposits of Matrix Bank are insured up to $100 thousand per depositor by the FDIC. This insurance is backed by the full faith and credit of the United States. As insurer, the FDIC imposes deposit insurance assessments and is authorized to conduct examinations of and to require reporting by institutions insured by the FDIC. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also may initiate enforcement actions against savings associations and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized, as defined below, and considered healthy pay the lowest premium while institutions that are less than adequately capitalized, as defined below, and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured depository institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the Savings Association Insurance Fund will be less than the designated reserve ratio of 1.25% of the Savings Association Insurance Fund's insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on Savings Association Insurance Fund members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     Since January 1, 1997, the premium schedule for insured institutions in the Bank Insurance Fund and the Savings Association Insurance Fund has ranged from 0 to 27 basis points. However, Savings Association Insurance Fund and Bank Insurance Fund insured institutions are required to pay a Financing Corporation or "FICO" assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 2003, the FICO assessment for both Savings Association Insurance Fund and Bank Insurance Fund insured institutions was equal to 1.52 basis points for each $100 in domestic deposits maintained at the institution. These assessment, which will be revised based upon the level of Savings Association Insurance Fund and Bank Insurance Fund deposits, will continue until the bonds mature in the year 2017.

     Brokered Deposits. Under the FDIC regulations governing brokered deposits, well capitalized associations, such as Matrix Bank, are not subject to brokered deposit limitations, while adequately capitalized associations are subject to certain brokered deposit limitations and undercapitalized associations may not accept brokered deposits. At December 31, 2003, Matrix Bank had $104.6 million of brokered deposits. In the event Matrix Bank is not permitted to accept brokered deposits in the future, it would have to find replacement sources of funding. It is possible that such alternatives, if available, would result in a higher cost of funds.

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

     As of December 31, 2003, Matrix Bank was a "well capitalized" institution.

     "Undercapitalized" institutions must adhere to growth, capital distribution and dividend and other limitations and are required to submit a capital restoration plan with the OTS within 45 days after an association receives notice of such undercapitalization. A savings institution's compliance with its capital restoration plan is required to be guaranteed by any company that controls the "undercapitalized" institution in an amount equal to the lesser of 5% of total assets when deemed "undercapitalized" or the amount necessary to achieve the status of "adequately capitalized." If an "undercapitalized" savings institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" institutions must comply with one or more of a number of additional restrictions, including an order by the OTS to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restriction on interest rates paid on deposits, compensation of executive officers and capital distributions to the parent holding company. "Critically undercapitalized" institutions must comply with additional sanctions, including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains this status.

     The following table indicates Matrix Bank's regulatory capital ratios:

                                                                                          As of December 31, 2003
                                                                                     ----------------------------------
                                                                                         Core            Risk-Based
                                                                                        Capital           Capital
                                                                                   ------------------ -----------------
                                                                                          (Dollars in thousands)

    Shareholder's equity/GAAP capital............................................. $     106,194      $     106,194
    Intangible assets.............................................................          (877)              (877)
    Disallowed assets.............................................................        (3,816)            (3,816)
    Unrealized gain on available for sale securities..............................          (208)              (208)
    Additional capital items:
         General valuation allowances.............................................             -              7,396
            Residual interests....................................................             -                  -
                                                                                   ------------------ -----------------
    Regulatory capital as reported to the OTS.....................................       101,293            108,689
    Minimum capital requirement as reported to the OTS............................        65,715             72,104
                                                                                   ------------------ -----------------
    Regulatory capital--excess.................................................... $      35,578      $      36,585
                                                                                   ================== =================
    Capital ratios................................................................          6.17%             12.06%
    Well capitalized requirement..................................................          5.00%             10.00%

     FHLBank System. Matrix Bank is a member of the FHLBank system, which consists of 12 regional FHLBanks. The FHLBank provides a central credit facility primarily for member associations and administers the home financing credit function of savings associations. The FHLBank advances must be secured by specified types of collateral. The FHLBank funds its operations primarily from proceeds derived from the sale of consolidated obligations of the FHLBank system. Matrix Bank, as a member of the FHLBank system, must acquire and hold shares of capital stock in its regional FHLBank in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.3% of total assets, or 5% of its advances ("borrowings") from the FHLBank. Prior to relocating its domicile, Matrix Bank was a member of the FHLBank of Dallas. Effective March 25, 2002, Matrix Bank became a member of the FHLBank of Topeka. Matrix Bank was in compliance with the requirement discussed with an investment in FHLBank of Dallas and FHLBank of Topeka stock at December 31, 2003 totaling $30.7 million.

     Federal Reserve System. The Federal Reserve Board regulations require all depository institutions to maintain noninterest-earning reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 2003, Matrix Bank was in compliance with the Federal Reserve Board's reserve requirements. Savings associations, such as Matrix Bank, are authorized to borrow from the Federal Reserve Bank "discount window". Matrix Bank is deemed by the Federal Reserve to be generally sound and thus is eligible to obtain primary credit from its Federal Reserve Bank. Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee's federal funds target rate.

     Mortgage Banking Operations. Our mortgage banking operations are conducted through Matrix Financial. The rules and regulations applicable to our mortgage banking operations establish underwriting guidelines that, among other things, include anti-discrimination provisions, require provisions for inspections, appraisals and credit reports on prospective borrowers and fix maximum loan amounts. Moreover, we are required annually to submit audited financial statements to the HUD, Fannie Mae, Freddie Mac and Ginnie Mae, and each regulatory entity maintains its own financial guidelines for determining net worth and eligibility requirements. Our operations are also subject to examination by the HUD, Fannie Mae, Freddie Mac and Ginnie Mae at any time to assure compliance with the applicable regulations, policies and procedures. Mortgage loan origination activities are subject to, among other laws, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act of 1974, and the regulations promulgated under these laws that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Moreover, the OTS, as primary regulatory authority over Matrix Bank (the parent of Matrix Financial), examines our mortgage banking operations as well. See discussion of the sale of the production platform, which was the bulk of our mortgage banking operations as discussed in "Item 1. Business--Discontinued Operations."

     Regulation of Sterling Trust Company. Sterling Trust provides custodial services and directed, non-discretionary trustee services. Sterling Trust is chartered under the laws of the State of Texas, and as a Texas trust company is subject to supervision, regulation and examination by the Texas Department of Banking. Under applicable law, a Texas trust company, such as Sterling Trust, is subject to virtually all provisions of the Texas Banking Act as if the trust company were a state chartered bank. The activities of a Texas trust company are limited by applicable law generally to acting as a trustee, executor, administrator, guardian or agent for the performance of any lawful act, and to lend and accumulate money when authorized under applicable law. In addition, a Texas trust company with capital of $1 million or more, such as Sterling Trust, has the power to:

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

     Limitation on Capital Distributions. The Texas Finance Code prohibits a Texas trust company from reducing its outstanding capital and certified surplus through redemption or other capital distribution without the prior written approval of the Texas Banking Commissioner. Moreover, Sterling Trust did not pay cash dividends in 2003 and anticipates that it will not pay cash dividends during 2004.

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

     Capital Requirements. Applicable law generally requires a Texas trust company to have and maintain minimum restricted capital of at least $1 million. Sterling Trust was in compliance with the requirement at December 31, 2003.

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

     Regulation of First Matrix Investment Services Corp. First Matrix Investment Services Corp. is a registered broker-dealer subsidiary that is subject to the Securities and Exchange Commission's net capital rule, Rule 15c3-1, promulgated under the Securities Exchange Act of 1934. The net capital rule is designed to measure the general financial condition and liquidity of a broker-dealer. Net capital generally is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the Securities and Exchange Commission and suspension or expulsion by the NASD, and could ultimately lead to the firm's liquidation. The net capital rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. At December 31, 2003, as adjusted, First Matrix had a net capital deficiency of $(211) thousand, which was $281 thousand under its required net capital of $69 thousand. In connection with a routine examination of First Matrix's books and records by the NASD, differences were identified between First Matrix's net capital calculation performed at December 31, 2003 and the calculation prepared by the NASD.

The NASD noted two technical exceptions related to excess cash on hand at an affiliated bank, and to deductible limits on fidelity bonds. Upon receipt of the NASD's calculation of net capital deficiency, First Matrix transferred cash from Matrix Bank to its clearing firm, which cured the capital deficiency.

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

Item 2.  Properties
         ----------

     We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms. The following table sets forth certain information concerning the real estate that we own or lease:


                                                                                                                     Monthly Rent
                                                                                                                     or Mortgage
      Location             Square Feet/Acres               Owned/Leased                      Occupant                  Payment
----------------------     -------------------   ---------------------------------- ----------------------------  ----------------

Denver, CO...........(1)           182,623       Owned                              Matrix Bancorp and various               N/A
                                                                                    of its subsidiaries (1)
Phoenix, AZ..........(4)            62,771       Leased through February 28, 2007   Matrix Financial and ABS        $     62,771
Las Cruces, NM.......(3)             1,800       Owned                              Matrix Bank                              N/A
Las Cruces, NM.......(2)            30,000       Owned                              Matrix Bank                              N/A
Sun City, AZ.........                3,000       Owned                              Matrix Bank                              N/A
Waco, TX.............               11,294       Leased through June 30, 2006       Sterling Trust                  $     13,553
Waco, TX.............                  928       Leased through January 31, 2005    Sterling Trust                 $       1,021
Waco, TX.............                1,204       Leased through December 31, 2006   Sterling Trust                 $       1,385
Fort Worth, TX.......(5)             1,148       Leased through November 30, 2004   First Matrix                   $       1,710
Fort Worth, TX.......(6)             1,856       Leased through September 30, 2008  First Matrix                   $       3,498
Memphis, TN..........                3,305       Leased through September 7, 2006   First Matrix and Matrix        $       5,731
                                                                                    Bancorp Trading
Cottonwood, AZ.......                1,879       Owned                              ABS                                      N/A
Houston, TX..........               71,437       Owned                              ABS                                      N/A
Phoenix, AZ..........               11,304       Owned                              ABS                                      N/A
Phoenix, AZ..........              5 Acres       Owned                              ABS                                      N/A
Mesa, AZ.............          6.729 Acres       Owned                              ABS                                      N/A
Mesa, AZ.............                7,616       Owned                              ABS                                      N/A
Springerville, AZ....               12,904       Owned                              ABS                                      N/A
Lakeland, FL.........                8,521       Owned                              ABS                                      N/A
St. Louis, MO........                6,144       Leased through June 30, 2012       ABS                              $    12,500
St. Louis, MO........                5,500       Owned                              ABS                                      N/A
St. Louis, MO........               42,000       Owned                              ABS                                      N/A
Snow Flake, AZ.......                2,850       Owned                              ABS                                      N/A

__________

(1) Of this 182,623 square feet, approximately 58,167 square feet are leased to the Company and certain of its subsidiaries. Substantially all of the remaining space is rented to unaffiliated third parties at market prices.
(2) Of this 30,000 square feet, approximately 10,100 square feet serve as the branch for Matrix Bank. Substantially all of the remaining space is rented to unaffiliated third parties at market prices. This space will be included in the sale of the Las Cruces branches as discussed in "Item 1. Business--Sale of Matrix Capital Bank Branches."
(3) This space will be included in the sale of the Las Cruces branches as discussed in "Item 1. Business--Sale of Matrix Capital Bank Branches."
(4) Of this 62,771 square fee, approximately 29,725 square feet are leased to Matrix Financial and ABS. Substantially all of the remaining space is subleased to the buyer of the production platform, an unaffiliated third party. See "Item 1. Business--Discontinued Operations."
(5) This lease had been subleased by First Matrix to an unaffiliated third party at no gain or loss to the Company.
(6) The lease is with a limited partnership in which an officer of First Matrix is a limited partner.

Item 3.  Legal Proceedings
         -----------------

     General. We are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. We accrue for contingent liabilities with respect to litigation matters in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies", which generally requires the Company to accrue a loss for a litigation matter involving a contingent liability if the loss is probable and the amount of the loss is reasonably estimable. In order to determine whether the two conditions necessary for accrual are met, management necessarily makes a number of judgments and assumptions. Because the outcome of most litigation matters is inherently uncertain, the Company will generally only accrue a loss for a pending litigation matter if, for example, the parties to the matter have entered into definitive settlement agreements or a final judgment adverse to the Company has been entered.

     In many cases, these settlements or final judgments are not material to the consolidated financial position, results of operations or cash flows of the Company. Nevertheless, an adverse decision in certain matters, as described below, may have a material, adverse impact on our consolidated financial position, results of operations or cash flows.

     Matrix Bancorp. In early 1999, the Company and Matrix Bank instituted an arbitration action with the American Arbitration Association in Phoenix, Arizona against Fidelity National Financial, Inc. The arbitration action arose out of an alleged breach by Fidelity of a Merger Termination Agreement entered into between the Company and Fidelity in connection with the termination of their proposed merger. The arbitration panel has ruled that the entire Merger Termination Agreement was unenforceable. The Company and Matrix Bank filed an appeal of the arbitration panel's decision in federal district court in Phoenix, Arizona, which has been denied. In October 2001, Fidelity initiated a second arbitration to determine the validity of a release given in connection with the Merger Termination Agreement. Matrix Bancorp claimed that the releases were valid and, in the alternative, made a counterclaim against Fidelity demanding restitutional damages for the value of the releases if they were determined valid. The arbitration panel has held the releases to be valid and enforceable and has denied the Company's claim for restitutional damages. Fidelity has filed a motion with the arbitration panel requesting that it be awarded its attorney fees, and the panel has awarded Fidelity approximately $500 thousand. The Company has appealed the decision of the arbitration panel, and the ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

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

     Matrix Bancorp, Matrix Bank , The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. have also been named as defendants in the Munoz matter described below. See "--Sterling Trust."

     Matrix Bank. A former customer of Matrix Bank is a debtor in a Chapter 11 proceeding under the Bankruptcy Code styled In re Apponline.com, Inc. and Island Mortgage Network, Inc. pending in the United States Bankruptcy Court for the Eastern District of New York. Prior to the bankruptcy filing, Matrix Bank had provided the customer, Island Mortgage Network, Inc., with a purchase/repurchase facility under which Matrix Bank purchased residential mortgage loans from Island Mortgage, with Island Mortgage having the right or obligation to repurchase such mortgage loans within a specified period of time. Several other financial institutions had provided Island Mortgage with warehouse financing or additional purchase/repurchase facilities. The total value of the loans Matrix Bank purchased from Island Mortgage that are subject to the bankruptcy was approximately $12.4 million in original principal amount (the "Purchased Loans"). The principals of Island Mortgage were indicted for fraud in connection with financial improprieties committed by Island Mortgage.

     Various third parties instituted lawsuits, adversary proceedings or competing bankruptcy claims against Matrix Bank claiming an equitable interest in approximately eighteen of the Purchased Loans (approximately $2.1 million in original principal amount). These third parties consist primarily of title companies, closing attorneys and other closing agents that provided settlement funds in connection with the funding of a borrower's mortgage loan, in many cases, we believe in violation of various "good funds" laws, which typically require a closing agent to wait for receipt of "good funds" prior to disbursement of settlement funds on the origination of a loan. After providing settlement funds, these closing agents discovered that Island Mortgage had either provided company checks with insufficient funds or had inappropriately placed a stop payment on the checks. To date, Matrix Bank has reached settlements or prevailed on the merits in connection with all of these loans, with the exception of third parties claiming ownership of, or an interest in, seven loans having an original principal balance of approximately $830 thousand. Matrix Bank to date has paid approximately $210 thousand in connection with the claims in this category that it has settled. Matrix Bank intends to continue to vigorously defend the claims of these third parties with respect to the remaining seven loans in this category to which there continues to be a dispute. The ultimate legal and financial liability of the Company, if any, in any of the matters involving these seven loans cannot be estimated with certainty at this time.

     Additionally, certain parties in the chain of title to property securing approximately $2.7 million of loans (a total of twenty loans), including sellers and prior lien holders, are seeking to void or rescind their transactions on the theory that they never received consideration. Matrix Bank has reached settlements with respect to all of these loans, with the exception of third parties claiming ownership of, or an interest in, seven of these properties. Matrix Bank to date has paid approximately $1.1 million in connection with the claims in this category that it has settled. Matrix Bank intends to continue to vigorously defend the claims of these third parties with respect to the remaining seven loans in this category to which there continues to be a dispute. The ultimate legal and financial liability of the Company, if any, in any of the matters involving these seven loans cannot be estimated with certainty at this time.

     In connection with his review of the relationship between Matrix Bank and Island Mortgage, the trustee for Island Mortgage claimed an interest in each of the loans that had been purchased by Matrix Bank from Island Mortgage. His claims included theories that, with respect to certain loans, Matrix Bank was a secured creditor (as opposed to a purchaser) and, with respect to certain other loans, Matrix Bank was an unsecured creditor (as opposed to a purchaser). Accordingly, the trustee concluded, depending on which of the above theories a particular loan fit into, that he was either entitled to a surcharge with respect to the loans or that the estate in fact continued to own the loans. During 2003, Matrix Bank and the trustee reached an agreement to settle these claims, under which Matrix Bank paid the trustee approximately $930 thousand for the trustee to relinquish any right the estate might have in any of these loans. This matter has now been closed.

     The trustee also initiated an adversary action against Matrix Bank seeking to recover as an avoidable preference the $6.1 million Island Mortgage paid to Matrix Bank. Matrix Bank believes that it will successfully demonstrate to the Bankruptcy Court that the $6.1 million the trustee seeks to recover was purchase money belonging to Matrix Bank returned by Island Mortgage for loans that did not close and were not sold to Matrix Bank. Matrix Bank believes it has adequate defenses and intends to vigorously defend this action. The ultimate legal and financial liability of the Company, if any, in any of these matters cannot be estimated with certainty at this time.

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

     Matrix Bancorp, Matrix Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. have also been named as defendants in the Munoz matter described below. See "--Sterling Trust."

     Sterling Trust. Sterling Trust has been named a defendant in an action filed July 1999 styled Roderick Adderley, et al. v. Advanced Financial Services, Inc., et al. that was tried in Tarrant County, Texas district court in the spring of 2000. The jury returned a verdict adverse to Sterling Trust with respect to two of 12 theories of liability posed by the plaintiffs, and the court has signed a judgment for certain of the plaintiffs in the amount of approximately $6.4 million, plus post-judgment interest and conditional attorneys' fees for the plaintiffs in connection with any appeals. Sterling Trust appealed the judgment to the Court of Appeals for the Second District of Texas (Fort Worth). On July 31, 2003, the Court of Appeals affirmed and reversed in part the jury verdict. The Court of Appeals affirmed the jury's award for actual damages of approximately $6.2 million, plus post-judgment interest and conditional attorneys' fees for the appeals (currently estimated to be approximately $2.8 million), but denied the punitive award of approximately $250 thousand. Sterling Trust continues to believe it has meritorious points of appeal to the decision. On October 31, 2003, Sterling Trust filed its Petition for Review with the Supreme Court of Texas. On January 29, 2004, the Supreme Court of Texas notified the parties that it was requesting full briefing from the parties on the matter. We consider this request to be a significant step in possibly having the Court grant our petition for review and agree to hear the case. However, we continue to caution that an appeal to the Supreme Court of Texas is discretionary in nature, meaning that the Supreme Court of Texas does not automatically have to hear the case. Notwithstanding the request by the Court for full briefing on the matter, there can be no assurances that the Supreme Court of Texas will agree to hear the case or that, if heard, Sterling Trust's appeal will be successful. Despite the fact that a final judgment from the trial court and the intermediate appellate court has been entered against Sterling in this matter, management has determined that the loss in this matter is not probable within FAS 5; accordingly, no accrual for loss with respect to this matter has been recorded in the consolidated financial statements. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

     Sterling Trust was named a defendant in several putative class action lawsuits instituted in November 2000 by one law firm in Pennsylvania. The styles of such lawsuits are as follows: Douglas Wheeler, et al. v. Pacific Air Transport, et al.; Paul C. Jared, et al. v. South Mountain Resort and Spa, Inc., et al.; Lawrence Rehrig, et al. v. Caffe Diva, et al.; Merrill B. Christman, et al. v. Millennium 2100, Inc., et al.; David M. Veneziale, et al. v. Sun Broadcasting Systems, Inc., et al.; and Don Glazer, et al. v. Technical Support Servs., Inc., et al. All of such lawsuits were originally filed in the United States District Court for the Western District of Pennsylvania. On April 26, 2001, the District Court for the Western District of Pennsylvania ordered that all of such cases be transferred to the United States District Court for the Western District of Texas so that Sterling Trust could properly present its motion to compel arbitration. Sterling Trust filed separate motions to compel arbitration in these actions, all of which were granted. Each of the six plaintiffs timely filed arbitration demands with the American Arbitration Association. The demands seek damages and allege Sterling Trust breached fiduciary duties and was negligent in administrating each claimant's self-directed individual retirement account holding a nine-month promissory note. Each of these arbitration actions has been abated pending the outcome of the Munoz matter described below. Sterling Trust believes it has meritorious defenses and is defending the matters vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

     Sterling Trust had been named a defendant in an action filed in August 2002 styled Charles W. and Wanda Davis v. Lionel Sanchez, et al. that was filed in the Second Judicial District Court in the County of Bernalillo, State of New Mexico. The plaintiffs claimed they were defrauded in connection with their investment of approximately $200 thousand through their self-directed IRA held by Sterling Trust. In November 2003, the Court dismissed the plaintiffs claims without prejudice.

     Sterling Trust, Matrix Bancorp, Matrix Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. have been named a defendant in an action filed in December 2001 styled Heraclio A. Munoz, et al. v. Sterling Trust Company, et. al. that is pending in Superior Court of the State of California. The complaint seeks class action status, requests unspecified damages and alleges negligent misrepresentation, breach of fiduciary duty and breach of written contract on the part of Sterling Trust. The Company believes it has meritorious defenses and is defending the matter vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

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

     Matrix Financial. Matrix Financial has been named as a defendant in an arbitration action filed on September 17, 2003 with the American Arbitration
Association styled Veteran Home Loans, Inc. v. Matrix Financial Services Corporation. The complaint alleges that Matrix Financial underpaid Veteran Home Loans for services provided to Matrix Financial by Veteran Home Loans in connection with its assistance in originating mortgage loans, and seeks general damages for breach of contract and an accounting. Matrix Financial believes it has meritorious defenses and is defending this matter vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
        -------------------------------------

     Our common stock, $0.0001 par value, is traded on The NASDAQ National Market under the symbol "MTXC." The following table sets forth the high and low sales prices for our common stock on The NASDAQ National Market for the periods indicated.

                                                                                        Market Price
                                                                                  ---------------------------
        Quarter Ended:                                                               High            Low
                                                                                  ------------   ------------
             December 31, 2003................................................    $     9.321    $     8.010
             September 30, 2003...............................................         10.350          8.790
             June 30, 2003....................................................         10.240          8.600
             March 31, 2003...................................................          9.590          8.000

             December 31, 2002................................................    $     9.920    $     7.400
             September 30, 2002...............................................         11.690          9.500
             June 30, 2002....................................................         13.500         10.800
             March 31, 2002...................................................         11.750         10.100

     On March 9, 2004, the closing price of our common stock was $10.65 per share. Also, as of that date, the approximate number of holders of record of our common stock was 36. This number does not include beneficial owners who hold their shares in a depository trust in "street" name.

     In May 2000, we announced the adoption of a Common Stock Repurchase Program under which we were authorized to repurchase up to $3.0 million of our common stock. In June 2002, the Board of Directors of the Company authorized the repurchase of up to an additional $2.5 million of common stock, bringing the total authorization to-date under the repurchase program to $5.5 million of common stock. Under the program, we have repurchased a total of 389,560 shares through December 31, 2003, for a total purchase price of approximately $3.2 million. No executive officer or director participated in this repurchase. Our ability to repurchase stock is further limited due to various provisions in Matrix Bancorp's debt instruments, the most restrictive of which is our bank stock loan. Under the bank stock loan, Matrix Bancorp is allowed to make certain restricted payments, which includes repurchases of stock and payments of dividends to shareholders, in an amount of up to $3.0 million plus 25% of the Company's cumulative consolidated net income for fiscal quarters beginning with the quarter ending March 31, 2001. Although we have no present plans to do so, we may seek in the future authorization from the Board of Directors of Matrix Bancorp to repurchase additional shares of our Common Stock under the Common Stock Repurchase Program. Any such additional authorization will be consistent with the restrictions and limitations under our debt covenants, including those of the bank stock loan described above.

     We have not paid any dividends on our equity for the last three fiscal years. Any future determination as to dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors the Board of Directors may deem relevant. Our ability to pay dividends is restricted by the same provisions that restrict our ability to repurchase our stock, as described in the immediately preceding paragraph. Additionally, Matrix Bancorp is prohibited from paying dividends on its common stock if the scheduled payments on our junior subordinated debentures and trust preferred securities have not been made. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Notes 10 and 11 to the consolidated financial statements included elsewhere in this document. In addition, the ability of Sterling Trust, First Matrix and Matrix Bank to pay dividends to Matrix Bancorp may be restricted due to certain regulatory requirements. See "Item 1. Business--Regulation and Supervision."

     The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance. For further information, see Note 15 to the consolidated financial statements.


                                                                                                Number of
                                                                                               securities
                                                                                                remaining
                                                                                              available for
                                                                                             future issuance
                                                                                              under equity
                                                Number of securities    Weighted average   compensation plans
                                                 to be issued upon     exercise price of       (excluding
                                                    exercise of           outstanding          securities
                                                outstanding options,   options, warrants     reflected in
             Plan Category                      warrants and rights        and rights          column (a))
---------------------------------------------------------------------------------------------------------------
                                                        (a)                   (b)                  (c)
Equity  compensation  plans approved by
security holders                         (1)           609,750              10.10               362,741
                                               ======================= =================== ====================

     (1) Column (a) includes the options granted under the 1996 Stock Option Plan, which amended and restated the Company's Stock Option Plan adopted in 1995. Column (a) does not include outstanding options under the Company's Amended and Restated Employee Stock Purchase Plan (the "ESPP"), which has a shareholder approved reserve of 250,000 shares that is included in column (c). Under the ESPP, each eligible employee may purchase a limited number of shares of common stock at annual intervals each year at a purchase price per share equal to 85% of the fair market value of the Company's common stock as of either the beginning or ending date of the annual purchase period.

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

     Information presented in this table is from continuing operations, which excludes the financial results of the wholesale production platform for all of the years presented. The platform was sold in 2003 as discussed in "Item 1. Business - Discontinued Operations." The results from continuing operations as reflected herein are not necessarily reflective of the financial results that might have occurred had the disposition of the platform had actually been completed on the indicated date, and are not indicative of any future results. See further discussion at "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations - Sale of Wholesale Production Platform."


                                                                                 As of and for the
                                                                              Year Ended December 31,
                                               ----------------------------------------------------------------------------------
                                                  2003             2002              2001             2000              1999
                                               ------------    -------------     -------------    --------------     ------------
                                                               (Dollars in thousands, except per share data)
Statement of Operations Data
Net interest income before provision for
loan                                           $   41,708      $     42,710      $    30,183      $      28,552      $    28,397
  and valuation losses.....................
Provision for loan and valuation losses....         3,641             2,821            2,980              3,840            3,180
                                               ------------    -------------     ------------     --------------     ------------
Net interest income after provision for
loan and valuation losses..................        38,067            39,889           27,203             24,712           25,217
                                               ------------    -------------     ------------     --------------     ------------
Noninterest income:
  Loan administration......................        21,668            27,359           28,273             23,850           23,686
  Brokerage................................        10,873             8,105            4,815              8,119            6,156
    Trust services.........................         6,781             5,345            4,036              4,923            4,840
    Real estate disposition services.......         6,624             4,153            2,572              3,677            3,659
  Gain on sale of loans and securities .           14,267             5,480            4,163                982            3,247
  Gain on sale of mortgage servicing
    rights, net............................             -               675              167              2,634              363
  School services..........................         2,420             4,616            5,427              4,240            2,813
  Other....................................         6,696             6,201            8,934              4,536            9,445
                                               ------------    -------------     ------------     --------------     ------------
    Total noninterest income...............        69,329            61,934           58,387             52,961           54,209
Noninterest expense........................       110,968           118,848           85,585             67,635           61,403
                                               ------------    -------------     ------------     --------------     ------------
(Loss) income from continuing operations
   before income taxes.....................        (3,572)         (17,025)                5             10,038           18,023
Income tax (benefit) expense...............        (2,575)          (7,756)            (887)              3,632            6,658
                                               ------------    -------------     ------------     --------------     ------------
(Loss) income from continuing operations...    $     (997)     $    (9,269)      $       892      $       6,406      $    11,365
                                               ============    =============     ============     ==============     ============
(Loss) income from continuing operations
   per share assuming dilution(1) .........    $    (0.15)     $     (1.43)      $      0.14      $        0.95      $      1.66
Weighted average common shares assuming
   dilution................................     6,539,195         6,462,272        6,560,454          6,748,857        6,833,546

Balance Sheet Data
Total assets...............................    $1,723,924     $   1,701,405      $ 1,646,940      $   1,418,773      $ 1,283,746
Securities.................................       152,508            29,073            6,963             66,616               --
Total loans, net...........................     1,344,256         1,393,810        1,340,700          1,095,045        1,103,515
Mortgage servicing rights, net.............        39,744            63,200           78,712             71,529           63,479

                                                                                 As of and for the
                                                                              Year Ended December 31,
                                               ----------------------------------------------------------------------------------
                                                  2003             2002              2001             2000              1999
                                               ------------    -------------     -------------    --------------     ------------
                                                               (Dollars in thousands, except per share data)

Deposits(2)................................    $  974,059     $     933,957      $   866,235      $     602,669      $   562,194
Custodial escrow balances..................        85,466           151,790          129,665             77,647           94,206
FHLBank borrowings.........................       458,204           385,785          303,361            519,433          405,000
Other borrowings...........................       114,495           125,903          222,032            124,503          142,101
Total shareholders' equity.................        69,684            66,936           71,312             64,023           60,497

Operating Ratios and Other Selected Data
Return from continuing operations on
   average assets(3).......................         (0.06)%           (0.57)%           0.56%              0.49%            1.08%
Return from continuing operations on
   average equity(3).......................         (1.45)           (13.07)            1.34              10.22            20.87
Average equity to average assets(3)........          4.16              4.35             4.18               4.75             5.16
Net interest margin(3)(4)..................          2.88              3.06             2.14               2.41             3.13
Operating efficiency ratio(5)..............         73.33             76.88            71.95              70.89            54.48
Total amount of loans purchased for sale...  $  1,636,986     $   1,127,632      $    97,486      $     204,922      $   701,952
Balance of owned servicing portfolio (end
   of period)..............................     3,183,536         5,333,627        5,656,365          5,517,963        5,889,715
Trust assets under administration (end of
   period) ................................    13,280,435         7,876,329        6,017,085          3,847,038        2,545,060

Ratios of Earnings to Fixed Charges(6)
Including interest on deposits.............          0.89x             0.60x            1.00x              1.15x            1.40x
Excluding interest on deposits.............          0.82x             0.18x            0.99x              1.23x            1.79x

Loan Performance Ratios and Data
Allowance for loan and valuation losses....  $      9,789     $       9,343      $     9,338      $       8,581      $     6,354
Nonperforming loans(7) ....................        31,450            30,818           37,251             28,516           25,641
Nonperforming loans/total loans(7) ........          2.32%             2.20%            2.76%              2.54%            2.31%
Nonperforming assets/total assets(7) ......          2.32              2.30             2.77               2.20             2.06
Net loan charge-offs/average loans(3) .....          0.23              0.21             0.17               0.18             0.06
Allowance for loan and valuation losses/
   total loans ............................          0.72              0.67             0.69               0.76             0.57
Allowance for loan and valuation losses/
   nonperforming loans ....................         31.13             30.32            25.07              30.09            24.78

_________

(1) Net (loss) income per common share assuming dilution is based on the weighted average number of common shares outstanding during each period and the dilutive effect, if any, of stock options and warrants outstanding. There are no other dilutive securities.
(2) At December 31, 2003, 2002, 2001, 2000 and 1999, the total balance of brokered deposits was $95.5 million, $327.3 million, $303.0 million, $203.6 million and $221.5 million, respectively.
(3) Calculations are based on average daily balances where available and monthly averages otherwise.
(4) Net interest margin has been calculated by dividing net interest income from continuing operations before loan and valuation loss provision by average interest-earning assets.
(5) The operating  efficiency ratio has
     been calculated by dividing noninterest expense from continuing operations, excluding amortization of mortgage servicing rights, by operating income from continuing operations. Operating income from continuing operations is equal to net interest income before provision for loan and valuation losses plus noninterest income.
(6) For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before taxes plus interest and rent expense. Fixed charges consist of interest and rent expense.
(7) See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Nonperforming Assets" for a discussion of the level of nonperforming loans.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -------------

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

Overview

     The primary source of the Company's revenue is net interest income, which is the difference between interest income earned on loans and investments, and interest expense paid on deposits and borrowed money. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest earning assets and the mix of interest bearing and non-interest bearing deposits and borrowings. The Company manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest rate risk monitoring and management policies and practices. In addition, the Company generates revenue through fee- based services. Many of these services provide additional low-cost deposits for, or have other synergies with, the core banking operations.

     During 2003, the Company sold its wholesale loan origination production platform (as discussed in "Item 1. Business - Discontinued Operations.") We sold the Platform because we were concerned that, over an extended period of time, we would find it difficult to compete in the highly competitive, lower margin mortgage origination industry, and believe that the synergies provided to our core operations from this line of business were no longer beneficial from an operational risk standpoint. The Company was able to successfully reinvest the liquidity generated by the sale of the production platform without substantially impacting its net interest income.

     The historically low interest rates in 2003 were a significant challenge to our Asset/Liability Committee. We have maintained our positive net interest gap, which means that our assets are expected to re-price quicker than our liabilities as interest rates change. See a detailed discussion of our strategies to manage our risk in "Item 7. - Asset and Liability Management" which follows. The low interest rate environment in 2003 caused continued compression of our net interest income and was the cause of a significant amount of amortization expense on our mortgage servicing rights. The mortgage servicing rights are amortized based on the expected pattern and life of related servicing revenues and our investment is also evaluated quarterly for impairment. As interest rates fall, there is a higher probability of prepayment as the borrower can generally refinance the loan. The historically low mortgage interest rate environment in 2003 led to high prepayments and refinancing resulting in continued high levels of servicing rights amortization. If interest rates remain at current levels or increase in 2004, there should be reduced refinance activity and reduced related amortization, and a possibility of additional recovery on the recorded impairment. Conversely, if interest rates decrease to levels of the summer of 2003, levels of amortization and impairments could be significant.

     Certain of our fee based business, including the acquisition, brokerage and sale of SBA loans and loan pools, fees generated from the management and disposition of foreclosed properties owned by independent financial services companies, and our investment in Matrix Settlement and Clearance Services continue to be a strong point in our operations, and in positively impacting our core banking operations. Growth in core deposits continued in 2003, primarily driven by deposits generated by subsidiaries of the Company for Matrix Bank. We will focus on these businesses and our core banking operations in 2004 and beyond.

     The following portions of the Management's Discussion and Analysis focus in more detail on the results of operations for 2003, 2002 and 2001 and on information about the Company's balance sheet, credit quality, liquidity and funding resources, capital, critical accounting estimates and other matters.

General

     Matrix Bancorp was formed in June 1993 when the founding shareholders of Matrix Financial and United Financial, now known as Matrix Bancorp Trading, two of our subsidiaries, exchanged all of their outstanding capital stock for shares of our stock in a series of transactions that were each accounted for as a pooling of interests. In September 1993, we acquired Dona Ana Savings and Loan Association, FSB, which was subsequently renamed Matrix Capital Bank. The acquisition was accounted for using the purchase method of accounting. We formed Matrix Asset Management, formerly United Special Services, in June 1995 and United Capital Markets in December 1996. In February 1997, we acquired The
Vintage Group (whose primary subsidiary is Sterling Trust) in a pooling of interests and, accordingly, no goodwill was recorded and our consolidated financial statements for the prior periods were restated. Additionally, we acquired ABS in March 1999. The acquisition was accounted for using the purchase method of accounting. We entered into our joint venture, Matrix Settlement & Clearance Services, in September of 1999. On August 1, 2000, we sold the stock of United Capital Markets to one of the officers of that company. On August 1, 2000, Matrix Financial, our mortgage banking operation, became an operating subsidiary of Matrix Bank. On October 31, 2001, First Matrix, our broker-dealer operation, became an operating subsidiary of Matrix Bancorp Trading.

     The principal components of our revenues consist of:

     o net interest income recorded by Matrix Bank, Matrix Financial and ABS School Services;
     o brokerage and consulting fees generated by Matrix Bancorp Trading and First Matrix;
     o    disposition services fees generated by Matrix Asset Management;
     o gains on sales of mortgage loans generated by Matrix Bank and Matrix Financial;
     o    loan administration fees generated by Matrix Financial;
     o    trust service fees generated by Sterling Trust and Matrix Bank; and
     o    school service fees generated by ABS.

     Our results of operations are influenced by changes in interest rates and the effect of these changes on our interest margins, mortgage loan prepayments and the value of mortgage servicing portfolios. Our fee-based businesses are effected to a lesser extent by interest rates and more by competition and general market conditions.

Discontinued Operations - Sale of Wholesale Production Platform

     On September 2, 2003, we announced the final closing, and substantial completion of the sale by Matrix Financial of substantially all of its assets associated with its wholesale mortgage origination platform. See "Item 1. Business--Discontinued Operations" for a more detailed discussion. We agreed to sell the Platform because we were concerned that, over an extended period of time, we would find it difficult to compete in the highly competitive mortgage origination industry that generally operates on high volume and low margins. Based on the size of our wholesale production platform, we were required to commit a significant percentage of our capital to a line of business that is fairly cyclical and the earnings were difficult for us to estimate. The sale of platform has allowed us to reduce our operational risks and the costs associated with the platform. We were successful in reinvesting the liquidity created from the sale into predominately adjustable rate loans, SBA loans and high quality mortgage-backed securities, thereby reducing the financial impact of being underinvested due to the sale of the production platform.

     The operations of the production platform, which reflect income from discontinued operations, net of tax effect, of $3.3 million, $5.3 million and $7.6 million for the years ended December 31, 2003, 2002 and 2001, respectively, are reported as discontinued operations in the consolidated financial statements, and will be presented as such in future releases and filings, and as such are not included in the discussion of results from continuing operations below. It should be noted the discontinued operations are based upon the Company's historical results from operations of the production platform, adjusted to reflect the impact of the sale of the production platform. Because there was an opportunity cost of owning the production platform, the historical results are not necessarily indicative of the results that might have occurred if the disposition had actually been completed on the indicated date, and are not indicative of any future results.

Comparison of Results of Operations for Fiscal Years 2003 and 2002

     Loss from Continuing Operations. A loss of $(1.0) million for the fiscal year 2003 was recognized, an improvement of $8.3 million to the loss of $(9.3) million for fiscal year 2002. On a basic and diluted per share basis, loss was $(0.15) for the fiscal year 2003 as compared to $(1.43) for fiscal year 2002. Our loss in 2003 was primarily caused by the incurrence of $32.5 million of amortization of our mortgage servicing asset, which increased $8.3 million from 2002 levels. This increase was due to an increase in the prepayment speeds on the loans underlying the mortgage servicing asset caused by the historical low interest rate environment. The impact of the increased amortization was offset by a recovery of $2.9 million of impairment charges recorded against our mortgage servicing rights asset, whereas in 2002 there was a $14.2 million, net pre-tax, impairment charge against the value of the mortgage servicing rights.

     Net Interest Income. Net interest income before provision for loan and valuation losses decreased $(1.0) million to $41.7 million for fiscal year 2003 as compared to $42.7 million for fiscal year 2002. Our net interest margin decreased 15 basis points to 2.88% for the year ended December 31, 2003 from 3.06% for the year ended December 31, 2002, and interest rate spread decreased to 2.57% for the year ended December 31, 2003 from 2.72% for the year ended December 31, 2002. The decrease in net interest margin and the interest rate spread is due to a combination of a 94 basis point decrease in the average rate earned on average interest-earning assets to 5.08% for the year ended December 31, 2003 as compared to 6.02% for the year ended December 31, 2002. The effects of the decrease in rates on interest-earning assets was offset partially by a decrease in the cost of our interest-bearing liabilities of 79 basis points to 2.51% for the year ended December 31, 2003 as compared to 3.30% for the year ended December 31, 2002. Both the decrease in the rate earned on our average interest-earning assets, and the decrease in the cost of our average interest-bearing liabilities is driven by continued low levels of market interest rates prevalent throughout 2003. The impact of the low interest rate environment is not as direct for the average interest-bearing liabilities as certain of the term borrowings are at fixed rates. For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

     Provision for Loan and Valuation Losses. The provision for loan and valuation losses increased $800 thousand, or 29.1%, to $3.6 million for fiscal year 2003 as compared to $2.8 million for fiscal year 2002. This increase was attributable to increased levels of reserves as a result of an increase in our homogeneous residential loan  portfolio  acquired  to replace  the  originated
wholesale loans, which liquidity was available due to the sale of the production platform as discussed in "Item 1. Business--Discontinued Operations". The Company's historic experience is that our homogeneous residential loan portfolio has slightly greater losses than mortgage loans that are sold within 45 days of origination. For a discussion of the components of the allowance for loan losses, see "Asset and Liability Management--Analysis of Allowance for Loan and Valuation Losses." For a discussion on the allowance as it relates to nonperforming assets, see "Asset and Liability Management--Nonperforming Assets."

     Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $(5.7) million to $21.7 million for fiscal year 2003 as compared to $27.4 million for fiscal year 2002. Loan service fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio decreased to an average balance of $4.2 billion for fiscal year 2003 as compared to an average balance of $5.7 billion for fiscal year 2002. The impact of the decrease in the average balance of the servicing portfolio was partially offset by an increase in the average service fee (including all ancillary income) to 0.50% for the year ended December 31, 2003 as compared to 0.45% for the year ended December 31, 2002. Matrix Financial anticipates loan administration fees to continue to decrease as its servicing portfolio decreases through normal prepayments.

     Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage servicing rights, as well as brokerage income earned from whole loan and retail activities, and SBA trading fees. Brokerage fees increased $2.8 million, or 34.2%, to $10.9 million for fiscal year 2003 as compared to $8.1 million for fiscal year 2002. This increase was primarily the result of strong performance and the revenues generated from the acquisition, pooling and selling of SBA loans and securities, which increased to $3.1 million for the year ended December 31, 2003 as compared to $1.7 million for the year ended December 31, 2002.

     Trust Services. Trust service fees increased $1.4 million, or 26.9%, to $6.8 million for fiscal year 2003 as compared to $5.4 million for fiscal year 2002. The increase is due to an increase in total trust accounts under administration of 50,251 accounts at December 31, 2003 from 45,097 accounts at December 31, 2002, and total fiduciary assets under administration which increased to $13.3 billion at December 31, 2003 from $7.9 billion at December 31, 2002. The growth was due to increases at Matrix Bank's trust department, driven by the business referred to us by Matrix Settlement & Clearance Services.

     Real Estate Disposition Services. Real estate disposition services represents fees earned by Matrix Asset Management for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions. Real estate disposition service revenue increased $2.5 million, or 59.5%, between the fiscal years 2003 and 2002 to $6.6 million for the year ended December 31, 2003 as compared to $4.1 million for the year ended December 31, 2002. The increase was due to the increase in the number of properties closed during the year, which increased 54.2%, to 3,521 from 2,283 in 2002. Additionally, the increase is due to new clients obtained, and increased volumes from existing clients. Properties under management were 3,183 at December 31, 2003 as compared to 2,071 at December 31, 2002.

     Gain on Sale of Loans and Securities. Gain on sale of loans and securities increased $8.8 million, or 160.3%, to $14.3 million for fiscal year 2003 as compared to $5.5 million for fiscal year 2002. The increase includes gains on sale of repurchased FHA and VA loans previously sold from our mortgage servicing rights portfolio of $10.2 for the year ended December 31, 2003 as compared to $4.9 million for the year ended December 31, 2002. Gains on sale of repurchased FHA and VA loans relate to delinquent loans that are purchased out of loan pools of which Matrix Financial acts as servicer and then re-sells into the secondary market. The gains on sale of loans and securities also includes an increase of $1.7 million in gains on the sale of originated SBA and multi family loans at Matrix Bank, to $1.8 million for the year ended December 31, 2003, as compared to $100 thousand for the year ended December 31, 2002. Gains on sale can fluctuate significantly from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, and as market conditions dictate, the particular loan portfolios we elect to sell.

     Gain on Sale of Mortgage Servicing Rights. Gain on sale of mortgage servicing rights decreased to $0 for fiscal year 2003 from $700 thousand for fiscal year 2002. Due to the low interest rate environment prevalent in the second half of 2002 and all of 2003, the market conditions were not favorable for our servicing portfolio. If interest rates increase and prices become more attractive, we may sell a portion of our servicing asset. Gains from the sale of mortgage servicing rights can fluctuate significantly from year to year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market.

     School Services. School services income represents fees earned by ABS, operating as The GEO Group, for outsourced business and consulting services provided primarily to charter schools. School services income decreased $(2.2) million, or 47.6%, to $2.4 million for fiscal year 2003 as compared to $4.6 million for fiscal year 2002. This decrease was primarily due to a decrease in the number of, and rates paid by our core business service clients, as a result of the strategic decision in mid 2002 to downsize the level of capital committed to ABS, and to reduce our operating exposure in this line of business.

     Other Income. Other income, which includes loan origination income, equity in earnings of unconsolidated subsidiaries, service and ATM fees, rental income, structured finance trading activities, and other miscellaneous items, increased $500 thousand, or 8.0%, to $6.7 million for fiscal year 2003 as compared to $6.2 million for fiscal year 2002. The increase was primarily due to an increase of $900 thousand in income generated from our equity investment in Matrix Settlement and Clearance, to $1.1 million for fiscal 2003 as compared to $200 thousand for fiscal 2002.

     Noninterest Expense. Noninterest expense decreased $(7.9) million, or 6.6%, to $111.0 million for fiscal year 2003 as compared to $118.9 million for fiscal year 2002. This decrease was primarily due to a $14.2 million non-cash impariment charge on mortgage servicing rights incurred in 2002 as compared to a $3.0 million recovery of such impairment in fiscal 2003. This decrease was also due to a $1.0 million charge to write-off the goodwill balance at ABS incurred in 2002, whereas a similar charge was not incurred in fiscal 2003. The decrease was offset by an increase in the level of amortization on our mortgage servicing rights asset. The following table details the major components of noninterest expense for the periods indicated:

                                                                                                    Year Ended
                                                                                                  December 31,
                                                                                          -------------------------------
                                                                                               2003             2002
                                                                                          ---------------  --------------
                                                                                                 (In thousands)
     Compensation and employee benefits                                                   $    34,984      $    36,350
     Amortization of mortgage servicing rights ..........................................      32,497           24,176
     Occupancy and equipment.............................................................       6,172            5,600
        Postage and communication........................................................       2,435            2,676
     Professional fees...................................................................       3,357            2,770
     Data processing.....................................................................       2,860            2,796
        (Recovery of) impairment on mortgage servicing rights............................      (2,950)          14,219
     Other general and administrative....................................................      31,613           30,261
                                                                                          ---------------  --------------
          Total.......................................................................... $   110,968      $   118,848
                                                                                          ===============  ==============

     Compensation and employee benefits decreased $(1.4) million, or 3.8%, to $35.0 million for fiscal year 2003 as compared to $36.4 million for fiscal year 2002. This decrease was primarily the result of decreased salaries and wages associated with reductions in the overall number of employees, primarily at ABS, and by decreases in medical benefits expense associated with the structural rate changes implemented for the 2003 benefit year. The Company had an overall decrease of 47 employees, or 8.5%, to 509 employees at December 31, 2003 as compared to 556 employees at December 31, 2002.

     Amortization of mortgage servicing rights increased $8.3 million, or 34.4%, to $32.5 million for fiscal year 2003 as compared to $24.2 million for fiscal year 2002. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the continued historic low interest rates prevalent in the market, prepayment speeds on our servicing portfolio continued to increase to an average of 35.4% during fiscal year 2003 as compared to 23.7% during fiscal year 2002, which increase offset the effects of a decrease in the average balance of our mortgage servicing rights to $48.7 million for the 2003 fiscal year as compared to $81.0 million for the 2002 fiscal year.

     (Recovery of) impairment on mortgage servicing rights, which is a non-cash item, reflects a recovery for the year ended December 31, 2003 of $2.9 million as compared to an impairment charge of $14.2 million for the year ended December 31, 2002. The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows. Due to increases in interest rates in 2003, a portion of the previously recorded impairment was recovered increasing the carrying basis to fair value. It is not possible to estimate if future recoveries will occur, and further decreases in market interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future periods.

     The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication, professional fees, data processing costs and other expenses increased $2.3 million, or 5.3%, to $46.4 million for fiscal year 2003 as compared to $44.1 million for fiscal year 2002. The increase is primarily related to increased levels of subaccounting fees paid by Matrix Bank, increased consulting fees, consisting of accounting, auditing, information services, legal and other, incurred at Matrix Bank, Matrix Financial and Matrix Tower Holdings in fiscal year 2003 above those from fiscal year 2002, litigation settlement costs in fiscal year 2003 at Matrix Financial that were not present in fiscal year 2002, writedown of real estate owned at ABS in 2003, and losses realized on loans repurchased at Matrix Financial related to the production platform in 2003 that were not present in 2002.

     Income Taxes. Income taxes reflect a benefit of $(2.6) million for fiscal year 2003 as compared to a benefit of $(7.8) million for fiscal year 2002. Our effective tax benefit was 72.1% for fiscal year 2003 as compared to an effective tax benefit of 45.6% for fiscal year 2002. The effective tax rates are affected by the level of tax-exempt income at ABS and Matrix Bank in proportion to the level of net loss. The net tax exempt interest income was $3.7 million and $2.9 million for the years ended December 31, 2003 and 2002, respectively.

Comparison of Results of Operations for Fiscal Years 2002 and 2001

     Net Income (Loss) from Continuing Operations. A net loss from continuing operations of $(9.3) million for the fiscal year 2002 was recognized, a $(10.2) million decrease to the net income of $892 thousand for fiscal year 2001. On a basic and diluted per share basis, net loss from continuing operations was $(1.43) for the fiscal year 2002 as compared to net income of $0.14 per basic and diluted share for fiscal year 2001. The decreases in net income, earnings per share and return on average equity were caused primarily by $14.2 million, net pre-tax, non-cash impairment charges against the value of the mortgage servicing rights and related advances, $1.0 million write-off of goodwill balances at ABS in accordance with SFAS No. 142, and a $700 thousand loss on subleasing of office space.

     Net Interest Income. Net interest income before provision for loan and valuation losses increased $12.5 million to $42.7 million for fiscal year 2002 as compared to $30.2 million for fiscal year 2001. Our net interest margin increased 92 basis points (equivalent to 0.0092 percentage points) to 3.06% for the year ended December 31, 2002 from 2.14% for the year ended December 31, 2001, and interest rate spread increased to 2.72% for the year ended December 31, 2002 from 1.59% for the year ended December 31, 2001. The increase in net interest income before provision for loan valuation losses was primarily due to a 184 basis point decrease in the cost of our interest-bearing liabilities, driven by decreases in interest rates, which have significantly impacted the rates paid by Matrix Bank for FHLBank borrowings and certificates of deposit. The cost of FHLBank borrowings decreased 173 basis points to 2.89% for the year ended December 31, 2002 as compared to 4.62% for the year ended December 31, 2001. The cost of certificates of deposit decreased 233 basis points to 3.65% for the year ended December 31, 2002 as compared to 5.98% for the year ended December 31, 2001. The interest rate on short-term borrowings fluctuates with the federal funds rate, which remain at historic lows. The decrease in our cost of interest-bearing liabilities was partially offset by a decrease in the yield earned on our average loan portfolio to 6.16% for the year ended December 31, 2002 as compared to 6.85% for the year ended December 31, 2001. The increase was also due to a $64.0 million increase in our average noninterest-bearing deposits between the two comparable years, offset by a slight decrease in our average interest-earning assets to $1.40 billion for the year ended December 31, 2002 as compared to $1.41 billion for the year ended December 31, 2001. For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

     Provision for Loan and Valuation Losses. The provision for loan and valuation losses decreased $(200) thouand, or 5.3%, to $2.8 million for fiscal year 2002 as compared to $3.0 million for fiscal year 2001. This decrease was attributable to lower levels of reserves recorded at Matrix Bank and Matrix Financial due to improvements in nonaccrual loans, offset by higher levels of reserves recorded at ABS due to higher loan losses versus levels in 2001. For a discussion of the components of the allowance for loan losses, see "Asset and Liability Management--Analysis of Allowance for Loan and Valuation Losses." For a discussion on the allowance as it relates to nonperforming assets, see "Asset and Liability Management--Nonperforming Assets."

     Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $(900) thousand to $27.4 million for fiscal year 2002 as compared to $28.3 million for fiscal year 2001. Loan service fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio increased slightly to an average balance of $5.7 billion for fiscal year 2002 as compared to an average balance of $5.5 billion for fiscal year 2001. There was a decrease in the average service fee (including all ancillary income) to 0.45% for the year ended December 31, 2002 as compared to 0.50% for the year ended December 31, 2001, excluding for fiscal 2001 a $550 thousand transition adjustment, as well as $275 thousand of subservicing income from a portfolio sold in 2001 not transferred until 2002. The decrease in the service fees was due to Matrix Financial's decision in the third quarter of 2002 to begin to sell the majority of its newly originated servicing under an assignment of trade contract.

     Brokerage Fees. Brokerage fees increased $3.3 million, or 68.3%, to $8.1 million for fiscal year 2002 as compared to $4.8 million for fiscal year 2001. This increase was the result of strong performance in whole loan brokerage activities, where fees increased to $5.9 million for the year ended December 31, 2002 as compared to $1.9 million for the year ended December 31, 2001, as well as revenues generated as a result of the focus by First Matrix on the acquisition, pooling and selling of SBA loans and securities where revenue increased to $1.7 million for the year ended December 31, 2002 as compared to $100 thousand for the year ended December 31, 2001 when the SBA activity began.

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

     Gain on Sale of Loans and Securities. Gain on sale of loans and securities increased $1.3 million, or 31.7%, to $5.5 million for fiscal year 2002 as compared to $4.2 million for fiscal year 2001. The increase includes gains on sale of previously repurchased FHA and VA loans from our mortgage servicing rights portfolio of $4.9 for the year ended December 31, 2002 as compared to $1.8 million for the year ended December 31, 2001. Gains on sale of previously repurchased FHA and VA loans relate to delinquent loans which are purchased out of loan pools of which Matrix Financial acts as servicer and then re-sells into the secondary market. Gains on sale can fluctuate significantly from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, and as market conditions dictate, the particular loan portfolios we elect to sell.

     Gain on Sale of Mortgage Servicing Rights. Gain on sale of mortgage servicing rights increased $500 thousand to approximately $700 thousand for fiscal year 2002 as compared to $200 thousand for fiscal year 2001. The increased gain was despite a decrease in terms of aggregate outstanding principal balances of mortgage loans underlying such mortgage servicing rights which we sold being $681.0 million in purchased mortgage servicing rights during fiscal year 2002 as compared to $1.7 billion during fiscal year 2001. Gains from the sale of mortgage servicing rights can fluctuate significantly from year to year based on the market value of our servicing portfolio, the particular servicing portfolios we elect to sell and the availability of similar portfolios in the market. Due to our position in and knowledge of the market, and as market conditions dictate, we anticipate selling additional servicing rights to decrease our overall investment.

     School Services. School services income represents fees earned by ABS for outsourced business and consulting services provided primarily to charter schools. School services income decreased $(800) thousand, or 14.9%, to $4.6 million for fiscal year 2002 as compared to $5.4 million for fiscal year 2001. This decrease was primarily due to a decrease in the rates paid by our core business service clients, which stood at 142 schools at December 31, 2002. During the first six months of 2002, in an effort to increase our client base and fee income on a national basis, ABS incurred significant costs for personnel and marketing efforts. Ultimately, ABS was not able to attract the amount of new contracts that it had targeted for the new school year, which begins in July of each year. As a result of the lower than projected revenue, management has elected to focus on expense reductions and client retention rather than significant expansion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Comparison of Results of Operations for Fiscal Years 2002 and 2001-Noninterest Expense" for discussion of goodwill write-off.

     Other Income. Other income decreased $(2.7) million, or 30.6%, to $6.2 million for fiscal year 2002 as compared to $8.9 million for fiscal year 2001. The 2001 fiscal year income included $3.4 million pre-tax gain on sale of assets generated due to the condemnation of real estate held by Matrix Bank in Denver, Colorado, which was going to be used for relocation of Matrix Bank's domicile. The City and County of Denver condenmed the property in October 2001. A similar gain was not present in 2002.

     Noninterest Expense. Noninterest expense increased $33.3 million, or 38.9%, to $118.9 million for fiscal year 2002 as compared to $85.6 million for fiscal year 2001. This increase was primarily due to inclusion of the $14.2 million non-cash impariment charge on mortgage servicing rights as compared to $181 thousand in 2001, a $1.0 million charge to write-off the goodwill balance at ABS, a $700 thousand loss on subleasing office space associated with the move to Matrix Financial Center and $1.0 million incremental reserves against other assets during the year ended December 31, 2002. In addition, the Company experienced increases in compensation and benefits expense and other general and administrative expense due to increases to support growth and volume at Matrix Bank and First Matrix. The following table details the major components of noninterest expense for the periods indicated:

                                                                                                    Year Ended
                                                                                                  December 31,
                                                                                          -------------------------------
                                                                                               2002             2001
                                                                                          ---------------  --------------
                                                                                                 (In thousands)
     Compensation and employee benefits.................................................. $    36,350      $    30,603
     Amortization of mortgage servicing rights ..........................................      24,176           21,862
     Occupancy and equipment.............................................................       5,600            4,545
     Postage and communication...........................................................       2,676            2,410
     Professional fees...................................................................       2,770            2,590
     Data processing.....................................................................       2,796            2,370
     Impairment of mortgage servicing rights.............................................      14,219              181
     Other general and administrative....................................................      30,261           21,024
                                                                                          ---------------  --------------
          Total.......................................................................... $   118,848      $    85,585
                                                                                          ===============  ==============

     Compensation and employee benefits increased $5.7 million, or 18.8%, to $36.3 million for fiscal year 2002 as compared to $30.6 million for fiscal year 2001. This increase was primarily the result of increases in personnel costs at Matrix Bank, First Matrix and ABS. The increased costs are due to a combination of increased personnel and the inclusion of a full year of salary and benefits costs for employees added during 2001. The increase also reflects increased costs of medical benefits for the year ended December 31, 2002 at these and the Company's other subsidiaries. The Company had an overall decrease of 58 employees, or 9.4%, to 556 employees at December 31, 2002 as compared to 614 employees at December 31, 2001, excluding estimated employees attributable to the discontinued operations of the production platform. Much of the decrease occurred in the latter part of 2002. See in "Item 1. Business--Discontinued Operations".

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

     Impairment of mortgage servicing rights, which is a non-cash charge, increased to $14.2 million for the year ended December 31, 2002 as compared to $181 thousand for the year ended December 31, 2001. With regard to the impairment charge, the Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows. Due to the drop in interest rates, both the actual and anticipated prepayment speeds used in the valuation model increased causing the fair value of the servicing to decrease below the carrying basis which resulted in an impairment. The majority of the impairment related to the servicing rights retained by the Company on its originations over the last year.

     The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other expenses, increased $11.2 million, or 33.9%, to $44.1 million for fiscal year 2002 as compared to $32.9 million for fiscal year 2001. The increase is primarily related to the charges and reserves noted above, as well as increases in foreclosure expenses at Matrix Financial, miscellaneous operation expenses associated with additional volume at Matrix Bank, First Matrix and Matrix Asset Management, and incremental reserves and write-offs of receivables primarily at ABS.

     Income Taxes. Income taxes reflect a benefit of $(7.8) million for fiscal year 2002 as compared to $(887) thousand for fiscal year 2001. Our effective tax benefit was 45.6% for fiscal year 2002. The effective tax rate is affected by the level of tax-exempt income at ABS in proportion to the level of net income
(loss).

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

                                                                            Year Ended December 31,
                                           ----------------------------------------------------------------------------------------
                                                     2003                          2002                         2001
                                           -------------------------    ---------------------------  ------------------------------
                                           Average           Average     Average           Average   Average            Average
                                           Balance   Interest Rate      Balance   Interest  Rate      Balance  Interest  Rate
                                           --------- ---------------    ------------------ --------  ------------------------------
                                                                          (Dollars in thousands)
Assets
Interest-earning assets:
  Loans receivable .....................$1,376,723  $ 71,202     5.17%   $1,333,390  $82,121     6.16%  $1,338,613  $91,731    6.85%
  Securities............................    28,437     1,465     5.15        11,003      594     5.40       17,667    1,335    7.56
  Interest-earning deposits.............    14,227       135     0.95        24,285      337     1.39       33,746    1,008    2.99
  FHLBank stock.........................    30,611       905     2.96        26,393      936     3.55       23,281      996    4.28
                                         ---------  --------   ------    ----------  -------   ------   ----------  -------  ------
    Total interest-earning assets.......$1,449,998    73,707     5.08%   $1,395,071  $83,988     6.02%  $1,413,307  $95,070    6.73%

Noninterest-earning assets:
  Cash..................................    46,451                         42,393                         24,196
  Allowance for loan and valuation          (9,008)                        (9,445)                        (9,038)
    losses..............................
  Premises and equipment................    25,542                         22,454                         17,838
  Other assets..........................   153,114                        178,450                        142,914
                                        ----------                     ----------                     ----------
    Total noninterest-earning assets....   216,099                        233,852                        175,910
                                        ----------                     ----------                     ----------
    Total assets........................$1,666,097                     $1,628,923                     $1,589,217
                                        ==========                     ==========                     ==========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Passbook accounts.....................$    5,706        74     1.30%   $    5,998      117     1.95%       3,467      108    3.12%
  Money market and NOW accounts.........
    ("NOW") accounts....................   444,468     3,928     0.88       302,479    4,254     1.41      493,354    5,220    2.18
  Certificates of deposit...............   336,623     9,336     2.77       469,226   17,125     3.65      493,954   29,544    5.98
  FHLBank borrowings....................   366,627     9,379     2.56       328,057    9,478     2.89      347,807   16,071    4.62
  Borrowed money and guaranteed
     preferred beneficial interests.....   120,471     9,282     7.70       143,843   10,304     7.16      176,980   13,944    7.88
                                        ----------  --------   ------    ----------  -------   ------   ----------  -------  ------
    Total interest-bearing liabilities..$1,273,895    31,999     2.51%   $1,249,603   41,278     3.30%  $1,262,149   64,887    5.14%

Noninterest-bearing liabilities:
  Demand deposits (including custodial
    escrow balances)....................   317,693                        268,957                         55,764
  Other liabilities.....................     5,510                         39,459                         55,764
                                        ----------                     ----------                     ----------
      Total noninterest-bearing
         liabilities....................   323,203                        308,416                        260,687
  Shareholders' equity..................    68,999                         70,904                         66,381
                                        ----------                     ----------                     ----------
    Total liabilities and shareholders' $1,666,097                     $1,628,923                     $1,589,217
       equity...........................==========                     ==========                     ==========
Net interest income before provision
for loan and valuation losses...........$   41,708                     $   42,710                     $   30,183
                                        ==========                     ==========                     ==========
Interest rate spread....................                         2.57%                           2.72%                         1.59%
                                                               ======                          ======                        ======
Net interest margin.....................                         2.88%                           3.06%                         2.14%
                                                               ======                          ======                        ======
Ratio of average interest-earning
   assets to average interest bearing
   liabilities..........................                       113.82%                       111.64%                         111.98%
                                                               ======                       ========                         =======

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

                                          Year Ended December 31, 2003 vs. 2002    Year Ended December 31, 2002 vs. 2001
                                           Increase (Decrease) Due to Change in     Increase (Decrease) Due to Change in
                                         ----------------------------------------------------------------------------------
                                            Volume         Rate           Total      Volume          Rate           Total
                                         ------------   -----------  ------------------------  --------------  ------------
                                                                          (In thousands)
Interest-earning assets:
  Loans receivable......................  $    2,604    $  (13,523)    $ (10,919)   $   (357)     $ (9,253)    $   (9,610)
  Securities............................         900           (29)          871        (422)         (319)          (741)
  Interest-earning deposits.............        (114)          (88)         (202)       (231)         (440)          (671)
  FHLBank stock.........................         138          (169)          (31)        123          (183)           (60)
                                          ----------    ----------     ---------    --------      --------     ----------
    Total interest-earning assets.......       3,528       (13,809)      (10,281)       (887)      (10,195)       (11,082)
                                          -----------   ----------     ---------    --------      --------     ----------
Interest-bearing liabilities:
  Passbook accounts.....................         (6)           (37)          (43)         59           (50)             9
  Money market and NOW accounts.........       1,599        (1,925)         (326)      1,152        (2,118)          (966)
  Certificates of deposit...............      (4,203)       (3,586)       (7,789)     (1,414)      (11,005)       (12,419)
  FHLBank borrowings....................       1,049        (1,148)          (99)       (868)       (5,725)        (6,593)
  Borrowed money and guaranteed
     preferred beneficial interest......      (1,759)          737        (1,022)     (2,448)       (1,192)        (3,640)
                                          ----------    ----------     ---------    --------      --------       --------
    Total interest-bearing liabilities..      (3,320)       (5,959)       (9,279)     (3,519)      (20,090)       (23,609)
                                          ----------    ----------     ---------    --------      --------       --------
Change in net interest income before
     provision for loan and
     valuation losses...................  $    6,848    $   (7,850)    $  (1,002)   $  2,632      $  9,895       $ 12,527
                                          ===========   ==========     =========    ========      ========       ==========

Asset and Liability Management

     General. A significant portion of our revenues and net income is derived from net interest income and, accordingly, we strive to manage our interest-earning assets and interest-bearing liabilities to generate what we believe to be an appropriate contribution from net interest income. Asset and liability management seeks to control the volatility of our performance due to changes in interest rates. We constantly attempt to achieve an appropriate relationship between rate sensitive assets and rate sensitive liabilities. We have responded to interest rate volatility by developing and implementing asset and liability management strategies designed to increase noninterest income and improve the match between interest-earning assets and interest-bearing liabilities. These strategies include:

     o Increasing focus on lines of business that are less interest rate sensitive, such as brokerage activities, consulting services, self-directed trust services, clearing operations and real estate disposition;
     o    Purchasing adjustable rate mortgages;
     o Increasing emphasis on the origination of construction, multi-family and commercial real estate lending, including SBA loans, which tend to have higher interest rates with shorter loan maturities than residential mortgage loans and generally are at adjustable rates;
     o Acquisition and sales of guaranteed portions of SBA loans, which are generally at adjustable rates;
     o Extending the maturity of our interest-bearing liabilities by borrowing longer-term advances from the FHLBank;
     o Pursuing institutional alliances or depository relationships that provide fee-based income or generate liabilities that are less expensive or less interest rate sensitive than retail deposits or borrowings from third party institutions to fund our investing activities;
     o Focusing on noninterest-bearing custodial escrow balances related to our mortgage servicing rights;
     o    Hedging segments of our servicing portfolio;
     o Using Matrix Bank as the settlement bank for settlement and clearing services offered by Sterling Trust and Matrix Settlement & Clearance Services to generate low-cost deposits; and
     o Expanding our trust activities to provide custodial services to Matrix Settlement & Clearance Services' clients to increase fee income and low cost deposits.

     The strategies outlined have been adhered to over the past several years. As a result of the strategies, Matrix Bank is positively gapped, which means that its assets will re-price quicker than its liabilities as interest rates fluctuate. As a result, if interest rates increase, the rising interest rates should have a positive impact on the net interest income. However, if interest rates remain static or decrease further, we should experience some compression in our net interest income as certain of our interest-bearing and noninterest-bearing liabilities cannot re-price any lower. Due to the historic low interest rate environment, our investment in mortgage servicing rights was very unprofitable in 2003 and 2002. In the current interest rate environment, the investment in mortgage servicing rights will cause the amortization of the investment to remain at higher levels that initially estimated. Due to the sale of the production platform, as discussed in "Item 1. Business--Discontinued Operations", we do not anticipate increasing our investment in mortgage servicing rights. We also face the challenge of managing the servicing costs of our servicing operation as our investment continues to decrease, as many of the costs are fixed. The increased cost in relation to the level of investment may cause the investment to be even less profitable. We may consider several options related to the servicing operations, including the reduction of expenses, the potential sale of the operations, and strategic sales of the servicing asset.

     During the first quarter of 2004, as dicussed in "Item 1. Business--Sale of Matrix Capital Bank Branches", we announced the potential sale of our two retail branch locations in Las Cruces, New Mexico. Included in the sale are approximately $80.0 million of retail deposits, representing less than 5% of our interest bearing liabilities, and approximately $20.0 million of loans originated in the Las Cruces market. The decision to sell the locations will allow us to focus our efforts on generating institutional depository alliances which we believe is a less expensive funding strategy.

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

                                                                        As of December 31,
                          ----------------------------------------------------------------------------------------------------------
                                 2003                     2002                   2001                  2000                   1999
                          ------------------- -------------------- --------------------  ---------------------  --------------------
                             Amount  Percent    Amount    Percent    Amount   Percent     Amount      Percent     Amount   Percent
                             ------  -------    ------    -------    ------   -------    -------      -------     ------   -------
                                                                                     (Dollars in thousands)

Residential               $  903,186   67.19% $1,001,885   71.88% $1,055,284     78.71% $  903,955      81.00% $  954,424    86.49%
Multi-family, commercial
   real estate and           379,931   28.26     313,237   22.47     192,225     14.34     123,491      11.07      78,046     7.07
   commercial
School Financing              46,765    3.48      49,560    3.56      61,969      4.62      51,909       4.65      31,748     2.88
Construction                  21,201    1.58      34,160    2.45      35,158      2.62      36,768       3.29      36,056     3.26
Consumer                       2,962    0.22       4,311    0.31       5,403      0.40       8,479       0.76       9,595     0.87
                           ---------  ------   ---------  ------  ----------    ------   ---------     ------  ----------   -------
     Total loans           1,354,045  100.73   1,403,153  100.67   1,350,038    100.70   1,124,602     100.77   1,109,869   100.57
Less allowance for loan
   and valuation losses        9,789    0.73       9,343    0.67       9,338      0.70       8,581       0.77       6,354     0.57
                           ---------  ------   ---------  ------  ----------    ------   ---------     ------  ----------  -------
Loans receivable, net .   $1,344,256  100.00% $1,393,810  100.00% $1,340,700    100.00% $1,116,021     100.00% $1,103,515   100.00%
                           =========  ======   =========  ======  ==========    ======   =========     ======  ==========  =======

     The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2003, excluding the allowance for loan losses. Loans held for sale are classified as maturing over five years. Actual maturities may differ from the maturities shown below as a result of renewals and prepayments or the timing of loan sales.

                                                                               As of December 31, 2003
                                                                ------------------------------------------------------
                                                                 Less than      One to      Over Five
                                                                 One Year     Five Years       Years        Total
                                                                ------------- ------------  ------------ -------------
                                                                                   (In thousands)

      Residential.............................................. $   219,689   $  658,153    $   25,344   $   903,186
      Multi-family, commercial real estate and commercial......     284,445       85,411        10,075       379,931
      School financing.........................................       9,353       37,412             -        46,765
      Construction.............................................       7,713       12,051         1,437        21,201
      Consumer.................................................       1,360        1,544            58         2,962
                                                                ------------- ------------  ------------ -------------
           Total loans ........................................ $   522,560   $  794,571    $   36,914   $ 1,354,045
                                                                ============= ============  ============ =============

     Loans held for sale, excluding the allowance for loan losses, which are primarily contractually due in less than one to five years, are split between fixed and adjustable rates as follows:


                                                                              As of December 31, 2003
                                                                -----------------------------------------------------
                                                                 Less than      One to      Over Five
                                                                 One Year     Five Years       Years       Total
                                                                ------------- ------------  ------------ ------------
                                                                                  (In thousands)

      Fixed ................................................... $    37,076   $   50,131             -       87,207
      Adjustable...............................................     365,604      551,446             -      917,050
                                                                ------------- ------------  ------------ ------------
           Total loans ........................................ $   402,680   $  601,577             -    1,004,257
                                                                ============= ============  ============ ============

     Loans held for investment, excluding the allowance for loan losses, which are contractually due in one or more years, are split between fixed and adjustable rates as follows:

                                                                              As of December 31, 2003
                                                                -----------------------------------------------------
                                                                 Less than      One to      Over Five
                                                                 One Year     Five Years      Years        Total
                                                                ------------- ------------  ------------ ------------
                                                                                  (In thousands)

      Fixed ................................................... $    57,869   $   95,797        19,588     173,254
      Adjustable...............................................      60,331       98,613        17,590     176,534
                                                                ------------- ------------  ------------ ------------
           Total loans ........................................ $   118,200   $  194,410        37,178     349,788
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


                                                                              As of December 31,
                                                   --------------------------------------------------------------------------
                                                       2003           2002           2001           2000           1999
                                                    -----------    -----------    -----------    -----------    -----------
                                                                            (Dollars in thousands)

Nonaccrual residential mortgage loans............      19,599         15,123         19,039         22,592         20,185
Nonaccrual commercial real estate, commercial
loans                                                  11,851         15,649         18,172          5,792          5,301
    and school financing ........................
Nonaccrual consumer loans........................           -             46             40            132            155
                                                    -----------    -----------    -----------    -----------    -----------
     Total nonperforming loans...................      31,450         30,818         37,251         28,516         25,641
Foreclosed real estate...........................       8,538          8,343          8,355          2,646            800
                                                    -----------    -----------    -----------    -----------    -----------
     Total nonperforming assets..................      39,988         39,161         45,606         31,162         26,441
                                                    ===========    ===========    ===========    ===========    ===========
Total nonperforming loans to total loans.........        2.32  %        2.20           2.76           2.54           2.31%
Total nonperforming assets to total assets.......        2.32  %        2.30           2.77           2.20           2.06%
Ratio of allowance for loan and valuation losses
    to total nonperforming loans.................       31.13  %       30.32          25.07          30.09          24.78%
Interest on nonperforming loans not included in
    interest income..............................       1,084            916          1,773          1,016            979

     We accrue for interest on government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the majority of the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $12.2 million, $34.8 million and $55.2 million at December 31, 2003, 2002 and 2001, respectively.

     Nonaccrual residential mortgage loans as a percentage of total loans were 1.4% at December 31, 2003, 1.1% at December 31, 2002, 1.4% at December 31, 2001,
2.1% at December 31, 2000 and 1.8% at December 1999. The nonaccrual residential mortgage loans have increased at December 31, 2003 as compared to December 31, 2002. The increase is due to residential portfolios added at Matrix Financial in the latter part of 2003. The increase at Matrix Financial is related to our origination activity prior to the sale of the production platform in February 2003, as discussed in "Item 1. Business--Discontinued Operations." The nonaccrual loans relate to loans that have been repurchased from investors for a breach of a representation or warranty primarily consisting of not obtaining mortgage insurance from the FHA. We do not anticipate an increase in 2004 because we have ceased our origination activities.

     The decrease in nonaccrual commercial loans and school financing in 2003 is primarily attributable to the decreased amount of commercial real estate and construction loans in nonaccrual status, which decreased $1.3 million to $900 thousand at December 31, 2003. In addition, there were decreases in the balance of SBA originated and purchased loans in nonaccrual status, which decreased $1.3 million to $7.9 million at December 31, 2003. It should be noted that approximately $5.7 million of the interest and principal of these loans is guaranteed, and as such, our credit risk is minimized by those guarantees. With regard to our school financing, a majority of our past origination of tax-exempt financing for charter schools is for the purchase of real estate and equipment. The balance of these loans in nonaccrual status decreased $1.2 million to $3.0 million at December 31, 2003. The decrease is due to our success at working with the schools to either become current on their loans or to have their loans refinanced with unaffiliated institutions, which results in the pay-off of the balances outstanding with us. Not included in the 2003 balance is $600 thousand of delinquent school financing that was sold to a third party with recourse. The losses related to the delinquencies and foreclosures would be recorded as part of noninterest expense.

     The prior delinquency and anticipated future delinquencies are taken into consideration in the pricing of the loans acquired. At December 31, 2003, $10.4 million, or 33.2%, of the nonaccrual loans were loans that were residential loans purchased in bulk loan portfolios and remain classified as "held for sale." Total loans held for sale at December 31, 2003, were $1.3 billion, of which $21.0 million, or 2.15%, were in nonaccrual status.

     Analysis of Allowance for Loan and Valuation Losses. The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated. The table includes the allowance for both loans held for investment and loans held for sale.

                                                                  As of and for the Year Ended December 31,
                                                --------------------------------------------------------------------------------
                                                    2003            2002              2001            2000             1999
                                                --------------  --------------    -------------    ------------     ------------
                                                                            (Dollars in thousands)

Allowance for Loan and valuation losses,
beginning of year.............................          9,343           9,338            8,581          6,354            3,710
Charge-offs:
     Real estate - mortgage...................          1,998           1,239              872            434               98
     Real estate - construction ..............             74              --               31            320               --
     Commercial loans and school financing....          1,319           1,482              746            819               --
     Consumer.................................            139             276              659            476              509
                                                  ------------    ------------     ------------    ------------      -----------
          Total charge-offs...................          3,530           2,997            2,308          2,049              607
Recoveries:
     Real estate - mortgage...................            101              97                4              1                2
     Commercial loans and school financing....            110              17                -              -                -
     Consumer.................................            124              67               81             40               69
                                                  ------------    ------------     ------------    ------------      -----------
          Total recoveries....................            335             181               85             41               71
                                                  ------------    ------------     ------------    ------------      -----------
Net charge-offs...............................          3,195           2,816            2,223          2,008              536
Provision for loan and valuation losses
charged to operations.........................          3,641           2,821            2,980          4,235            3,180
                                                  ------------    ------------     ------------    ------------      -----------
Balance at end of year........................          9,789           9,343            9,338          8,581            6,354
                                                  ============    ============     ============    ============      ===========
Ratio of net charge-offs to average loans.....           0.23 %           0.2%            0.17           0.18 %           0.06%
                                                  ============    ============     ============    ============      ===========
Average loans outstanding during the year.....     1,376,723        1,333,390        1,338,613       1,086,041          877,117

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

     These loss factors range from 0.10% for FHA/VA loans guaranteed by the HUD, to 8.0% for unsecured credit card loans. The loss factors are applied to the outstanding principal balance of loans in their respective categories. Loans in the commercial and school finance portfolios are assigned loss factors based on items similar to those listed, plus additional individual loan review on all significant loans, including SBA loans, which result in loans being classified as watch, substandard or doubtful.

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

     The following table shows information regarding the components of our allowance for loan and valuation losses as of the dates indicated:

                                                                          As of December 31,
                           ---------------------------------------------------------------------------------------------------------
                                   2003               2002                 2001                  2000                   1999
                           ------------------- --------------------- ---------------------  -------------------- -------------------
                                     Percentage           Percentage           Percentage             Percentage          Percentage
                                     of Loans             of Loans             of Loans               of Loans             of Loans
                                     in each              in each              in each                in each              in each
                                     Category             Category             Category               Category             Category
                           Amount      to       Amount     to        Amount     to         Amount      to        Amount     to
                                     Total                Total                Total                  Total                Total
                                     Loans                Loans                Loans                  Loans                Loans
                           --------  -------- --------- ----------  -------- -----------   -------- ----------  --------  ----------
                                                                        (Dollars in thousands)

Residential..............   $4,018    66.70%  $3,199     71.40%    $3,918       78.30%    $4,133       80.39%    $3,591       86.00%
Multi-family, commercial
real estate and commercial   3,653    28.06    2,768     22.32      2,400       14.15      1,684       11.28        835        7.02
School financing.........    1,766     3.45    2,810      3.53      2,527        4.56      2,329        4.31      1,320        2.86
Construction.............      326     1.57      542      2.44        445        2.59        302        3.27        286        3.25
Consumer.................       26     0.22       24      0.31         48        0.40        133        0.75        322        0.87
                           -------  --------- ------- -----------  ------- -----------    ------- -----------    ------- -----------
                            $9,789   100.00%  $9,343    100.00%    $9,338      100.00%    $8,581      100.00%    $6,354      100.00%
                           =======  ========= ======= ===========  ======= ===========    ======= ===========    ======= ===========

     The ratio of the allowance for loan and valuation losses to total loans was 0.73% at December 31, 2003, 0.67% at December 31, 2002, 0.70% at December 31.
2001, 0.77% at December 31, 2000 and 0.57% at December 31, 1999. The allowance for loan and valuation losses is reduced by loans charged off, net of recoveries. The balance of the allowance for loan and valuation losses allocated to residential has increased, due to the increase in these loans in nonaccrual status, while the balance of loan and valuation losses allocated to multi-family, commercial real estate, commercial, school financing and construction loans has decreased mainly due to the decreased outstanding loan principal balances in these loan categories. As of December 31, 2003, we believe that the allowance, when taken as a whole, is adequate to absorb losses in the current loan portfolio.

     Risk Sensitive Assets and Liabilities. As discussed in "Asset and Liability Management--General" a significant portion of our operations and ultimate success is partially dependent upon our ability to manage our interest rate risk. Interest rate risk can be defined as the exposure of our net interest income to adverse movements in interest rates. Although we manage other risks, such as credit, operational and liquidity risk in the normal course of business, we consider interest rate risk to be a significant market risk which could potentially have the largest material effect on our financial condition and results of operations. The majority of our market risk related to interest rates exists within the operations of Matrix Bank. However, Matrix Financial also has interest rate risk related to its primary asset, mortgage servicing rights. The susceptibility to movements in interest rates affects the cash flows generated from the mortgage servicing rights, which are recorded in other income versus interest income. In a decreasing interest rate environment, the underlying servicing portfolio tends to prepay faster, which reduces future servicing income; in an increasing interest rate environment, prepayments tend to decrease, which increases expected future servicing income.

     We currently do not maintain a trading portfolio. As a result, we are not exposed to market risk as it relates to trading activities. The majority of our residential loan portfolio is held for sale, which requires us to perform quarterly market valuations of the portfolio in order to properly record the portfolio at the lower of aggregate cost or market. Therefore, we continually monitor the interest rates of our loan portfolio as compared to prevalent interest rates in the market.

     Interest rate risk management at Matrix Bank is the responsibility of the Asset and Liability Committee, which reports to the board of directors of Matrix Bank. The Asset and Liability Committee establishes policies that monitor and coordinate our sources, uses and pricing of funds. The Asset and Liability Committee is also involved in formulating our budget and strategic plan as it relates to investment objectives. We have engaged a third party to provide consulting services to assist us with our asset/liability management. We meet with this consulting firm quarterly to monitor the interest rate risk position and to analyze and discuss strategies related to asset/liability management. In 2002, we purchased the software from our third party consultant to be able to internally model asset/liability and interest rate risk positions and alternatives as requested by the Asset and Liability Committee. We anticipate that we will continue to engage this consulting firm on a quarterly basis to perform quarter end models of interest rate risk and asset/liability positions and will use our internal modeling to support asset/liability decisions between quarter end. Part of the modeling is done to comply with the requirements of the OTS.

     We continue to attempt to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. To accomplish this, we focus on acquiring adjustable rate residential mortgages and have increased our efforts regarding the origination of residential construction loans, multi-family loans, commercial real estate loans, SBA loans and limited consumer lending, which re-price or mature more quickly than fixed rate residential real estate loans. In the fourth quarter of 2001, we began a strategy of purchasing with the intent to sell the guaranteed portion of SBA loans. Again, the loans generally adjust with prime and present very little interest rate risk. The risk associated with the guaranteed SBA loans acquired resides with the significant premium paid for the loans. The other significant asset that in the past we have invested in is residential mortgage servicing rights. The value and cash flows from residential mortgage servicing rights respond counter-cyclically to the value of fixed rate mortgages. When interest rates increase and the value of fixed rate mortgages decrease, in turn decreasing net interest income, the value of the mortgage servicing rights increase. In a decreasing interest rate environment, the inverse occurs. It is important to note, however, that an equal increase or decrease in interest rates will not affect the value of our mortgage servicing rights portfolio equally. A decrease in interest rates causes a greater reduction in the value of the portfolio as compared to the increase in value in the portfolio from an equal increase in interest rates. The scenario discussed of decreasing interest rates is exactly what happened in 2003 and 2002. The interest rate environment in 2003 remained at historically low levels. In response to the low interest rates, we experienced significant runoff in our servicing portfolio. Due to the volatility of the value of mortgage servicing, we do not anticipate increasing our investment in 2004. To the contrary, we expect our overall investment in 2004 to again decrease through normal runoff. Ownership of mortgage servicing rights exposes us to impairment of their value in certain interest rate environments. The incidence of prepayment of a mortgage loan increases during periods of declining interest rates as the homeowner seeks to refinance the loan to a lower interest rate. If the level of prepayment on segments of our mortgage servicing portfolio achieves a level higher than we projected for an extended period of time, then an impairment in the associated basis in the mortgage servicing rights may occur. To mitigate this risk of impairment due to declining interest rates, we initiated a hedging program on a portion of our investment. During 2003 prior to the sale of the production platform as discussed in "Item 1. Business--Discontinued Operations", we sold substantially all of our newly originated servicing rights with the intent of reducing our overall investment in mortgage servicing rights. We expect in 2004 to attempt to sell portions of our mortgage servicing portfolio as the opportunity presents itself, and continue to reduce our overall investment in this asset.

     Another significant strategy that we focus on in managing interest rate risk is identifying lines of business that generate noninterest rate sensitive liabilities. Examples of this strategy are the investment in mortgage servicing rights, which generate no cost escrow deposits; Sterling Trust's operations, which administer deposits with relatively low costs; and our investment in Matrix Settlement & Clearance Services that uses, or its clients use, Matrix Bank as the clearing bank and custodian, which creates low-cost deposits.

     With regards to our interest-sensitive liabilities, in order to take advantage of the declining and low interest rate environment present in 2002 and 2001, and to extend the average lives of our interest-bearing liabilities, Matrix Bank entered into short option agreements and other longer term advances (2 to 10 years) totaling $266.0 million, which have interest rates ranging from 1.27% to 5.63%. It is anticipated that our interest margin will benefit in the long term as interest rates increase.

     Short-term Borrowings. A primary function of asset and liability management is to ensure adequate liquidity. In addition to cash and cash equivalents, we rely heavily on short-term borrowing capabilities for liquidity and as a funding vehicle. The primary sources for short-term borrowings are the FHLBank for Matrix Bank, third party credit facility for ABS, and the revolving portion of the bank stock loan for Matrix Bancorp. See "Liquidity and Capital Resources."

     The following table sets forth a summary of our short-term borrowings during 2003, 2002 and 2001 and as of the end of each such period:


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
                                               ------------------------------------------------------------- ---------------
                                                                           (Dollars in thousands)

At or for the year ended December 31, 2003:
      FHLBank borrowings(2).................... $     458,204  $     366,627   $     592,211           2.56%           2.17%
      Revolving lines of credit................             -          5,883          18,362           4.88               -
      School financing.........................        30,439         31,586          32,367           4.03            3.96
At or for the year ended December 31, 2002:
      FHLBank borrowings(3)....................       385,785        328,057         446,923           2.89            2.64
      Revolving lines of credit................        10,000         15,820          30,850           3.45            2.79
      School financing.........................        32,328         41,293          50,252           4.77            4.37
At or for the year ended December 31, 2001:
      FHLBank borrowings(4)....................       303,361        347,807         478,921           4.62            2.94
      Revolving lines of credit................        95,450         58,673          95,450           4.54            2.51
      School financing.........................        44,965         46,160          60,100           6.02            4.65
__________

(1) Calculations are based on daily averages where available and monthly averages otherwise.
(2) A total of $266.0 million of the FHLBank borrowings outstanding at December 31, 2003 were borrowed under short option advance agreements with the FHLBank. The interest rates on the short option advance borrowings ranged from 1.27% to 5.63% at December 31, 2003 and their possible call dates varied from January 2004 to November 2006. Additionally, $1.2 million of the FHLBank borrowings outstanding at December 31, 2003 are fixed-term/rate advances, which were borrowed from the FHLBank to offset specific loans originated by Matrix Bank. The principal amount of these fixed-term/rate advances adjust monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2014.
(3) A total of $266.0 million of the FHLBank borrowings outstanding at December 31, 2002 were borrowed under short option advance agreement with the FHLBank. The interest rates on the short option advance borrowings ranged from 1.27% to 5.63% at December 31, 2002 and their possible call dates varied from December 2002 to November 2006. Additionally, $1.3 million of the FHLBank borrowings outstanding at December 31, 2002 are fixed-term/rate advances, which were borrowed from the FHLBank to offset specific loans originated by Matrix Bank. The principal amount of these fixed-term/rate advances adjust monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2014.
(4) A total of $136.0 million of the FHLBank borrowings outstanding at December 31, 2001 were borrowed under short option advance agreements with the FHLBank. The interest rates on the short option advance borrowings ranged from 2.69% to 5.63% at December 31, 2001 and their possible call dates varied from February 2002 to November 2006. Additionally, $1.4 million of the FHLBank borrowings outstanding at December 31, 2001 are fixed-term/rate advances, which were borrowed from the FHLBank to offset specific loans originated by Matrix Bank. The principal amount of these fixed-term/rate advances adjust monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2014.

Liquidity and Capital Resources

     Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. To date, our principal source of funding for our investing activities has been:

     o    secured senior debt provided by unaffiliated financial institutions;
     o the issuance of junior subordinated debentures through Matrix Bancorp Capital Trust I in 1999, Matrix Bancorp Capital Trust II, III and IV in 2001 and Matrix Bancorp Capital Trust V in 2002;
     o    the issuance of subordinated debt offering in February 2004;
     o    the issuance of 11.5% senior notes in September 1997;
     o    a bank stock loan; and
     o    our initial public offering.

     As of December 31, 2003,  Matrix Bancorp had $82.1 million in  indebtedness
outstanding.   The  borrowed  funds  have  been  used  historically  as  capital injections to Matrix Bank, Matrix Financial, Matrix Bancorp Trading and ABS.

     On March 29, 2003, Matrix Bancorp amended its bank stock loan agreement. The amended bank stock loan agreement has two components, an $8.2 million term loan and a revolving line of credit of $12.0 million. As of December 31, 2003, the balance of the term loan was $6.1 million and the balance of the revolving line of credit was $0. The amended bank stock loan requires Matrix Bancorp to maintain total shareholders' equity of $60.0 million. Matrix Bank is required to maintain classified assets of less than 4% of total assets from January 1, 2003 to and including March 31, 2004, and 3% of total assets thereafter, and must also earn in excess of $7.5 million over the previous four quarters as of the end of each fiscal quarter from June 30, 2003 forward. The covenants must be met quarterly. As of December 31, 2003, we were in compliance with all covenants. The term loan has a maturity date of December 31, 2004. The revolving line of credit is annually renewed and currently has a maturity date of March 31, 2004. We are in the process of renewing the revolving line of credit and are in negotiations regarding extending the maturity date of the term loan. However, there can be no assurances that the bank stock loan will be renewed or any terms modified.

     The Company has sponsored five trusts, Matrix Bancorp Capital Trusts I through V, of which 100% of the common equity is owned by the Company. The trusts were formed for the purposes of issuing corporation-obligated mandatorily redeemable capital securities (the "capital securities") to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable either quarterly or semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment o the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the term of each of the guarantees. See details and further discussion of these trusts included in
Note 11 to the consolidated financial statements.

     In February 2004, the Company issued $10.0 million of subordinated debt with a ten-year maturity. The interest rate adjusts quarterly based on the 90-day LIBOR at a margin of 2.75%. Interest payments are to be made quarterly. Generally, the debt covenants are no less restrictive than the Capital Trusts discussed below. The net proceeds will be used to satisfy the full repayment of the 11.5% senior notes (discussed in the following paragraph) in September 2004.

     On September 29, 1997, we completed a registered debt offering of $20.0 million in senior notes due in September 2004, raising net proceeds of approximately $19.1 million. Interest on the senior notes of 11.5% is payable semi-annually on March 31 and September 30 of each year. The 11.5% senior notes require us to:

     o maintain consolidated tangible equity capital of not less than $35 million; and
     o meet the requirements necessary such that Matrix Bank will not be classified as other than "well capitalized" as defined by applicable regulatory guidelines.

     Additionally, the 11.5% senior notes contain other covenants regarding certain restricted payments, incurrence of indebtedness and issuance of preferred stock, liens, merger, consolidation or sale of assets and transactions with affiliates. As of December 31, 2003, due to repurchases made by the Company of the senior notes, there remained $9.5 million of the debt issue outstanding. Through issuances of the subordinated debt in February 2004, we should have adequate liquidity and intend to payoff the balance of the senior notes in 2004.

     Matrix Bancorp has guaranteed the indebtedness of Matrix Settlement & Clearance Services to U.S. Bank, N.A., in an amount not greater than $6.0 million. The guaranty relates to a $6.0 million line of credit with a third party that is utilized by Matrix Settlement & Clearance Services in situations where its clients do not wire funds to settle trades. If the guaranty is utilized, our joint venture partner guarantees half of any such obligation. The line is used very infrequently and Matrix Settlement & Clearance Services is adequately secured in the case that the utilization of the line is required. There was $0 outstanding at Matrix Settlement & Clearance Services on such indebtedness at December 31, 2003.

     The trend of net cash used by our operating activities experienced over the reported periods results primarily from the growth at Matrix Bank, Matrix Asset Management and First Matrix. We anticipate that in 2004, this trend should in part reverse as any further growth at Matrix Bank and First Matrix will be funded through additional revenues at those companies, however, as the growth initiatives at Matrix Asset Management are still in the early stages for certain of their new initiatives, cash will be required to fund this growth.

     The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company's liquidity. Historically, the majority of the dividend payments have been made by Matrix Bank and its consolidated subsidiaries, which include Matrix Financial. Due to the success experienced by Matrix Bancorp Trading and Matrix Asset Management in 2003, dividends were also paid by these subsidiaries to the Company. The current dividend policy approved by Matrix Bank is 75% of the consolidated cumulative earnings of Matrix Bank. Matrix Bank made dividend payments in 2003, for earnings through April, 2003, and is anticipating payment of the remaining calculated dividends for 2003 in 2004. The current dividend policy approved by Matrix Bancorp Trading and Matrix Asset Management is 90% of the earnings of those subsidiaries. Absent these dividend payments, the Company intends to utilize the line of credit on its bank stock loan, as needed, to meet its own and the other subsidiaries financial obligations. Additionally, it is anticipated that during 2004, a portion of the capital that was committed to ABS will be returned through dividends to Matrix Bancorp as the loans receivable at ABS are liquidated under a strategy adopted in 2003. The timing and amounts of this liquidation are fluid, but are anticipated to provide liquidity to the Company during 2004.

     Matrix Bank's primary source of funds for use in lending, purchasing bulk loan portfolios, investing and other general purposes are:

     o    trust deposits;
     o    custodial escrow balances;
     o    brokered deposits;
     o    FHLBank borrowings;
     o    retail and wholesale deposits;
     o    sales of loan portfolios; and
     o    proceeds from principal and interest payments on loans.

Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLBank as its primary source for borrowings. At December 31, 2003, Matrix Bank had overnight and term borrowings from the FHLBank of $458.2 million. The availability of FHLBank borrowings is based on the level of collateral pledged. Generally, the availability will be limited based on eligible collateral pledged or 50% of total assets. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing rights portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occurs. For a tabular presentation of the our short-term borrowings, see "Asset and Liability Management--Short-Term Borrowings."

     Matrix Bank offers a variety of deposit accounts having a range of interest rates and terms. Matrix Bank's retail deposits principally consist of demand deposits and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. Matrix Bank's retail deposits are obtained from areas in which it is located, currently concentrated primarily in Las Cruces and Sun City, with lesser amounts in Denver. Matrix Bank relies principally on customer service, marketing programs and its relationships with customers to attract and retain in-market deposits. As discussed in "in "Item 1. Business--Sale of Matrix Bank Branches", in February 2004, Matrix Bank announced the potential sale of its two retail branch locations in Las Cruces. Included in the sale is approximately $80.0 million of retail deposits, less than 5% of our interest-bearing liabilities. The sale of the branches is not expected to have a significant impact on the liquidity at Matrix Bank. Other funding sources discussed will be utilized to replace the deposits.

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

     The following table sets forth the average balances for each major category of Matrix Bank's deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:


                                                              Year Ended December 31,
                             -------------------------------------------------------------------------------------------
                                         2003                           2002                           2001
                             -----------------------------  -----------------------------  -----------------------------
                                              Weighted                       Weighted                       Weighted
                                Average        Average         Average        Average         Average        Average
                                Balance         Rate           Balance         Rate           Balance         Rate
                             -------------- --------------  -------------- --------------  -------------- --------------
                                                              (Dollars in thousands)

Passbook accounts...........  $      5,706        1.30 %     $      5,998        1.95 %    $      3,467         3.12 %
NOW accounts................       159,140        0.21            119,585        0.48            98,872         0.94
Money market accounts.......       444,468        0.81            302,479        1.22           203,757         2.11
Time deposits ..............       114,175        1.92            130,544        4.55           181,535         5.60
Brokered deposits...........       222,448        2.28            338,682        3.30           312,419         6.20
                                ----------- ------------       ----------- -----------       ------------ -----------
     Total deposits.........  $    945,937        1.41 %     $    897,288        2.40 %    $    800,050         4.36 %
                                ----------- ------------       ----------- -----------       ------------ -----------

     The following table sets forth the amount of Matrix Bank's certificates of deposit that are greater than $100 thousand by time remaining until maturity as of December 31, 2003:

                                                                            Weighted
                                                           Amount         Average Rate
                                                                              Paid
                                                        --------------- ------------------
                                                             (Dollars in thousands)

     Three months or less............................ $         2,025               2.38 %
     Over three months through six months............             857               3.02
     Over six months through twelve months...........           4,869               3.21
     Over twelve months..............................          10,203               4.37
                                                        --------------- ------------------
          Total...................................... $        17,954               3.77 %
                                                        --------------- ------------------


     We actively monitor Matrix Bank's compliance with regulatory capital requirements. Historically, Matrix Bank has increased its core capital through the retention of a portion of its earnings. Matrix Bank's future growth is dependent upon retention of a portion of its earnings and will be funded through wholesale deposit growth, brokered deposits, borrowings from the FHLBank and custodial deposits directed by affiliates.

     ABS School Services' principal source of funding for school financing consists of its internal capital, sales of loans to a third party institution and partnership trusts with unaffiliated financial institutions. Amounts available to be sold and amounts to be financed are at the purchaser's and lender's sole discretion. We continue to pursue additional third party financing and sale options for ABS. We do not anticipate significantly increasing our current loan portfolio.

     The Company has placed tax-exempt financing of approximately $29.1 million at December 31, 2003 it originated to charter schools into two grantor trusts. The trusts then issued Class "A" Certificates and Class "B" Certificates, with the Class "A" Certificates being sold to various third party investors under a private placement at a price of par.

     The "A" Certificates under the two grantor trusts are guaranteed by a letter of credit issued by a unaffiliated financial institution for one, and the second one is guaranteed equally by two unaffiliated financial institutions. The first trust's letter of credit arrangement, which currently holds approximately $13.0 million of tax-exempt financing, is scheduled to mature September 2004. The second trust's letter of credit arrangement, which currently holds approximately $17.0 million of tax-exempt financing, is scheduled to mature September 2005. Without the letters of credit, ABS will be required to fund the tax-exempt financings. We are in the process of attempting to refinance several of the financings with third party lenders. To the extent that we are unsuccessful, we will attempt to extend the letter of credit arrangements or seek other borrowing options. The "A" Certificates' interest rate may be determined weekly, monthly or for a term of up to one year. The interest rate and the term of the interest rate are determined by the Remarking Agent, which is also the investment bank. Generally, the trusts are short-term in nature with an average life of one year or less.

     The "B" Certificates are owned by the Company. The interest rate paid on the "A" Certificates is considered the Company's financing cost. The approximate cost of the financing at December 31, 2003 and 2002 was 1.65% and 1.55%, respectively. The interest that the Company receives through its part ownership of the "B" Certificates is tax-exempt.

     Although "A" Certificates are guaranteed by unaffiliated entities, the Company is obligated on a full recourse basis to the unaffiliated entities in all cases of loss or default. Due to the nature of the recourse and the ability of the "A" Certificate holders to put the certificates to the trusts, the transactions have been accounted for as a secured financing. In addition, under a purchase and sale agreement, ABS has sold school financings to an unaffiliated financial institution. The school financings were sold with full recourse to

ABS. ABS services the school financings on a scheduled/scheduled remittance and in the case of a loss or default, upon the liquidation of the underlying collateral, ABS is required to reimburse for any shortfall. Due to the control that the unaffiliated financial institution has over the school financing, the transaction was accounted for as a sale. The recourse provisions were considered by us at the time of the sale. No gain or loss was booked at the sale date. The total balance of the school financings sold with recourse was $10.5 million at December 31, 2003.

     Matrix Bank and Sterling Trust are restricted in certain instances from paying dividends to Matrix Bancorp due to certain regulatory requirements. See "Item 1. Business--Regulation and Supervision."

     As discussed in "Item 3. Legal Proceedings," we are from time to time party to various litigation matters, in most cases, involving ordinary routine claims incidental to our business. We accrue for contingent liabilities with respect to litigation matters in accordance with the requirements of SFAS 5, which generally requires the Company to accrue a loss for a litigation matter involving a contingent liability if the loss is probable and the amount of the loss is reasonably estimable. With respect to all pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty. As such, the impact on our liquidity and capital cannot be estimated with certainty, and, an adverse decision in certain matters, as described in "Item 3. Legal Proceedings," may have a material, adverse impact on our consolidated liquidity or capital.

     With regard to the Adderley case at Sterling Trust discussed in "Item 3. Legal Proceedings," it was noted that the Court of Appeals for the Second District of Texas (Fort Worth) affirmed a portion of the jury's award for the plaintiffs and against Sterling Trust for actual damages of $6.2 million, plus post-judgment interest and conditional attorneys fees for the appeals. We also noted that we are appealing this decision to the Supreme Court of Texas, but noted that there are no assurances that the Supreme Court of Texas will agree to hear the case, or that, if heard, Sterling Trust's appeal will be successful. If we are unsuccessful in this appeal, and if we elect to contribute the capital to Sterling Trust to pay the judgment, there would be a significant impact on the liquidity of the Company.

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

Critical Accounting Policies

     The Company and its subsidiaries have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of the Company's consolidated financial statements. The significant accounting policies of the Company are described in Note 2 of the consolidated financial statements, and along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are value in the financial statements and how those values are determined. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

     The Company currently views the determination of the allowance for loan and valuation losses as a critical accounting policy that requires the most significant judgments, assumptions and estimates used in preparation of its consolidated financial statements. The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolios, which represent the largest asset type on the consolidated balance sheet. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

     The allowance for loan losses consists of an allocated component and an unallocated component. The components of the allowance for loan losses represent an estimation done pursuant to either SFAS 5, "Accounting for Contingencies", or SFAS 114, "Accounting by Creditors for Impairment of a Loan", as appropriate.

     The unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. The Company has expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. As a result, historical loss experience data used to establish allocation estimates may not precisely correspond to the current portfolio. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical losses used may not be representative of actual unrealized losses inherent in the portfolio.

     The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loan loss element is generally based on historical loss experience, loss factors are updated as needed based on actual experience. The allocated component of the allowance for loan losses also includes consideration of concentrations and changes in portfolio mix and volume.

     There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods.

     The Company also considers the valuation of mortgage servicing rights to be a critical accounting policy that requires judgments, assumptions and estimates concerning impairment of their value in certain interest rate environments. Our mortgage servicing portfolio does not trade in an active open market with readily observable market prices. Although sales of mortgage servicing rights do occur, the exact terms and conditions may not be readily available. As such, mortgage servicing rights are established and valued in accordance with SFAS 140 using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing rights asset. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing rights, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and may be adjusted to reflect the specific characteristics of the Company's portfolio. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value. Management compares its fair value estimates and assumptions to observable market data where available and to recent market activity and believes that the fair values and related assumptions are comparable to those used by other market participants. The Company has recorded impairment reserves and recoveries of such reserves based on the market conditions and the valuation analysis. Although management believes its process for determining the impairment reserve required adequately considers all of the potential factors that could potentially result in declines in value of the mortgage servicing rights, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for impairment could be required that could adversely affect earnings or financial position in future periods. The Company mitigates risk associated with declines in the estimated fair value of mortgage servicing rights due to increases in mortgage loan prepayments through the use of derivative instruments that are expected to increase in value when interest rates decline.

     The Company also considers the judgments and assumptions concerning litigation as a critical accounting policy. The Company has been notified that we are a defendant in a number of legal proceedings. Most of these cases involve ordinary and routine claims incidental to our business. We accrue for contingent liabilities with respect to litigation matters in accordance with the requirements of SFAS 5, which generally requires the Company to accrue a loss for a litigation matter involving a contingent liability if the loss is probable and the amount of the loss is reasonably estimable. See a full description of such proceedings at "Item 3. Legal Proceedings." With respect to all pending litigation matters, our ultimate legal responsibility, if any, cannot be estimated with certainty. Based on the ultimate outcome of such proceedings, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to such proceedings.

     Any material effect on the consolidated financial statements related to these critical accounting areas is also discussed in this financial review.

Recent Accounting Pronouncements

     Note 2 to the consolidated financial statements discusses new accounting policies adopted by the Company during 2003 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this discussion and the notes to the consolidated financial statements.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

     The following table presents, as of December 31, 2003, the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced Note to the consolidated financial statements.

                                                                    As of December 31, 2003
                                      ------------------------------------------------------------------------------------
                                          Note          1 Year    1 to 3 Years     3 to 5     Over 5 Years
                                        Reference      or Less                      Years                       Total
                                      -------------- -------------------------- ------------------------------------------
                                                                        (In thousands)

Contractual Obligations
Deposits (passbook, NOW and money
   market)..................................   9      $      -        $     -      $     -      $762,496      $762,496
Certificate accounts........................   9       121,003         70,162       20,398             -       211,563
FHLBank borrowings..........................  12             -              -            -       458,204       458,204
Borrowed money..............................  10        31,097         16,873            -             -        47,970
Junior subordinated debentures owed
   to unconsolidated subsidiary trusts......  11             -              -            -        66,525        66,525
Operating leases............................  16         1,158          2,007          548           525         4,238


A schedule of significant commitments at December 31, 2003 follows:

              Commitments                                    (In thousands)
              Loans secured by mortgages..................         $ 50,155
              Construction loans..........................           12,833
              Commercial lines of credit..................            1,583
              Commercial loans............................              747
              Consumer loans..............................              848

Further discussion of these commitments is included in Note 16 of the consolidated financial statements. In addition, the Company has contingencies due to various litigation matters which are also discussed in Note 16 of the consolidated financial statements.

     The Company may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of the significant contractual arrangements under which the Company may be held contingently liable, including guarantee arrangements, is included in Note 16 of the consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data

      See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A.  Controls and Procedures

     Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(b) of the Securities Exchange Act of 1934. As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures as of December 31, 2003 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the SEC's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2003 that have significantly affected, or are likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III
Items 10 through 14.

     The information for these items is incorporated from the definitive proxy statement to be filed with the Commission within 120 days of December 31, 2003.


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) (1) and (a) (2) Financial statements and financial statement schedules

          See Index to Financial Statements on page F-1.

      (b)  Reports on Form 8-K

               The Company filed a Form 8-K with the Securities and Exchange Commission on November 4, 2003 (Item 7) which contained a press release announcing the third quarter 2003 earnings of the Company.

      (c)  Exhibits

          See Exhibit Index, beginning on page II-1.

     (d)  Financial Statement Schedules

            None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March, 2004.

                                         MATRIX BANCORP, INC.


Dated:       March 12, 2004              /s/ D. Mark Spencer
             -----------------------     ---------------------------------------
                                         D. Mark Spencer
                                         President and Co-Chief Executive
                                         Officer
                                         (Principal Executive Officer)

Dated:       March 12, 2004              /s/ Richard V. Schmitz
             -----------------------     ---------------------------------------
                                         Richard V. Schmitz
                                         Co-Chief Executive Officer

Dated:       March 12, 2004              /s/ David W. Kloos
             -----------------------     ---------------------------------------
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

Signatures                                  Title                                       Date
----------                                  -----                                       ----

/s/ D. Mark Spencer                         President, Co-Chief Executive               March 12, 2004
----------------------------                Officer and a Director
D. Mark Spencer                             (Principal Executive Officer)

/s/ Richard V. Schmitz                      Co-Chief Executive Officer and              March 12, 2004
----------------------------                Chairman of the Board
Richard V. Schmitz


/s/ Guy A. Gibson                           Director                                    March 12, 2004
----------------------------
Guy A. Gibson

/s/ David A. Frank                          Director                                    March 12, 2004
----------------------------
David A. Frank

/s/ Robert T. Slezak                        Director                                    March 12, 2004
----------------------------
Robert T. Slezak

/s/ Lester Ravitz                           Director                                    March 12, 2004
----------------------------
Lester Ravitz

/s/ Dr. James Bullock                       Director                                    March 12, 2004
----------------------------
Dr. James Bullock


                                      INDEX TO EXHIBITS

3.1        //////   Articles of Amendment to the Articles of Incorporation (3.1)
3.2        +        Bylaws, as amended, of the Registrant (3.2)
4.1        ++       Indenture  by and  among  the  Registrant  and  First  Trust
                    National Association,  as trustee, relating to 11.50% Senior
                    Notes due 2004 (4.1)
4.2        /////    First  Amendment to the  Indenture,  dated as of December 5,
                    2001, by and between the  Registrant  and U.S. Bank National
                    Association   (the   successor   to  First  Trust   National
                    Association),  as trustee,  relating to 11.50%  Senior Notes due 2004 (4.2)
4.3        +        Specimen  Certificate  for  Common  Stock of the  Registrant
                    (4.1)
4.4        + o      Amended and Restated 1996 Stock Option Plan (4.2)
4.5        ***o     Amendment  No. 1 to the 1996 Amended and  Restated  Employee
                    Stock Option Plan of the Registrant (4.1)
4.6        ***o     Amendment  No. 2 to the 1996 Amended and  Restated  Employee
                    Stock Option Plan of the Registrant (4.2)
4.7        // o     Employee Stock Purchase Plan, as amended (4.4)
4.8        ^        Indenture by and among the  Registrant and State Street Bank and Trust  Company,  as trustee,  relating to the 10% Junior
                    Subordinated Debentures due 2029 (4.7)
4.9        ^        Form of Junior Subordinated Debentures (4.8)
4.10       ^        Certificate of Trust of Matrix Bancorp Capital Trust I (4.9)
4.11       ^        Amended  and  Restated  Trust  Agreement  of Matrix  Bancorp
                    Capital Trust I (4.10)
4.12       ^        Preferred  Security  Certificate  for Matrix Bancorp Capital
                    Trust I (4.11)
4.13       ^        Preferred  Securities  Guarantee  Agreement  of the  Company
                    relating to the Preferred Securities (4.12)
4.14       ^        Agreement as to the Expenses and Liabilities (4.13)
4.15       ^^       Amended and Restated  Trust  Agreement,  dated May 11, 2001, between Matrix Bancorp,  Inc. and Matrix  Bancorp,  Inc., as
                    Trustee (4.2)
4.16       *        Indenture   between  the  Registrant  and  Wilmington  Trust
                    Company,  as debenture trustee,  dated as of March 28, 2001,
                    relating  to  the  10.18%  junior  subordinated   deferrable
                    interest debentures due June 8, 2031 (10.5)
4.17       *        Amended and Restated  Declaration of Trust of Matrix Bancorp
                    Capital Trust II, dated as of March 28, 2001 (10.6)
4.18       *        Common  Securities  Guarantee  Agreement of the  Registrant,
                    dated as of March 28, 2001 (10.7)
4.19       *        Capital  Securities  Guarantee  Agreement of the Registrant,
                    dated as of March 28, 2001 (10.8)
4.20       **       Indenture  between the  Registrant and The Bank of New York, as debenture trustee, dated as of July 16, 2001, relating to
                    the   10.25%   junior   subordinated   deferrable   interest
                    debentures due July 25, 2031 (10.3)
4.21       **       Amended and Restated  Declaration of Trust of Matrix Bancorp
                    Capital Trust III, dated as of July 16, 2001 (10.4)
4.22       **       Common Securities  Subscription Agreement of the Registrant,
                    dated as of July 16, 2001 (10.5)
4.23       **       Capital Securities Agreement of the Registrant,  dated as of
                    June 28, 2001 (10.6)
4.24       /////    Indenture   between  the  Registrant  and  Wilmington  Trust
                    Company, as trustee, dated as of November 28, 2001, relating to Floating Rate Junior  Subordinated  Debt  Securities  due
                    2031 (4.26)
4.25       /////    Amended and Restated  Declaration of Trust of Matrix Bancorp
                    Capital Trust IV, dated as of November 28, 2001 (4.27)
4.26       /////    Guarantee Agreement of the Registrant,  dated as of November
                    28, 2001 (4.28)
4.27       ******   Junior Indenture  between the Registrant and The Bank of New
                    York,  as trustee,  dated as of July 25,  2002,  relating to
                    Floating Rate Junior Subordinated Debt Securities,  due July
                    25, 2032 (4.1)
4.28       ******   Amended  and  Restated  Trust  Agreement  of Matrix  Bancorp
                    Capital Trust V, dated as of July 25, 2002 (4.2)
4.29       ******   Guarantee Agreement of Matrix Bancorp Capital Trust V, dated as of July 25, 2002 (4.3)
4.30       ++++     Rights  Agreement  dated as of  November  4,  2002,  between
                    Matrix Bancorp, Inc. and Computershare Trust Company, which includes the form of Articles of Amendment to State Terms of Series A Junior Participating Preferred Stock, $0.01 par value, the form of Right Certificate and the Summary of Rights (4.1)

4.31       ++++     Form of  Articles  of  Amendment  to State Terms of Series A
                    Junior Participating Preferred Stock (4.2)
4.32       FH       Indenture,  dated February 13, 2004,  between Registrant and
                    Wells Fargo  Bank,  as  Trustee,  relating to Floating  Rate
                    Subordinated Debt Security due 2014.
10.1       +        Assignment  and Assumption  Agreement,  dated as of June 28,
                    1996, by and among Mariano C. DeCola,  William M. Howdon, R.
                    James Nicholson and Matrix Funding Corp. (10.30)
10.2       ?        Amendment to Assignment and Assumption  Agreement,  dated as of August 13, 2002, by and among Mariano C. DeCola,  William
                    M. Howdon, R. James Nicholson and Matrix Funding Corp.
10.3       +        Development Management Agreement, dated as of June 28, 1996, by and among Matrix Funding Corp. and Nicholson Enterprises,
                    Inc. (10.31)
10.4       ///      Coyote Creek Planned Unit Development Agreement, dated as of
                    July 1, 1998,  by and among Fort Lupton,  L.L.C.  and Matrix
                    Funding Corp. (10.12)
10.5       +        Fort  Lupton  Golf  Course   Residential  and  Planned  Unit
                    Development Agreement, dated as of November 28, 1995 (10.36)
10.6       ???      Credit  Agreement,  dated as of September 29, 2000,  between
                    Matrix Financial Services Corporation, as borrower, and U.S.
                    Bank National Association, as agent, and certain lenders, as lenders (10.2)
10.7       *        First  Amendment to Credit  Agreement,  dated as of March 5,
                    2001, by and between Matrix Financial Services  Corporation, as borrower,  and U.S. Bank National Association,  as agent, and certain lenders, as lenders (10.1)
10.8       *        Second Amendment to Credit Agreement,  dated as of April 11,
                    2001, by and between Matrix Financial Services  Corporation, as borrower,  and U.S. Bank National Association,  as agent, and certain lenders, as lenders (10.2)
10.9       **       Third  Amendment to Credit  Agreement,  dated as of June 29,
                    2001, by and between Matrix Financial Services  Corporation, as borrower,  and U.S. Bank National Association,  as agent, and certain lenders, as lenders (10.1)
10.10      ***      Fourth Amendment to Credit Agreement,  dated as of September
                    28,  2001,  by  and  between   Matrix   Financial   Services
                    Corporation,   as   borrower,   and   U.S.   Bank   National
                    Association,  as agent,  and  certain  lenders,  as  lenders
                    (10.1)
10.11      /////    Fifth  Amendment to Credit  Agreement,  dated as of November
                    20,  2001,  by  and  between   Matrix   Financial   Services
                    Corporation,   as   borrower,   and   U.S.   Bank   National
                    Association,  as agent,  and  certain  lenders,  as  lenders
                    (10.11)
10.12      ****     Sixth Amendment to Credit  Agreement,  dated as of March 31,
                    2002, by and between Matrix Financial Services  Corporation, as borrower,  and U.S. Bank National Association,  as agent, and certain lenders, as lenders (10.1)
10.13      ?        Seventh Amendment to Credit Agreement,  dated as of December
                    2,  2002,   by  and  between   Matrix   Financial   Services
                    Corporation,   as   borrower,   and   U.S.   Bank   National
                    Association, as agent, and certain lenders, as lenders
10.14      ???      Guaranty,   dated  as  of  September  29,  2000,   from  the
                    Registrant  to U.S.  Bank  National  Association,  as  agent
                    (10.3)
10.15      ////     Credit  Agreement,  dated as of December  27,  2000,  by and between  Registrant,  as borrower,  and U.S.  Bank  National
                    Association,  as agent,  and  certain  lenders,  as  lenders
                    (10.15)
10.16      *        First  Amendment to Credit  Agreement,  dated as of March 5,
                    2001, by and between Registrant,  as borrower, and U.S. Bank
                    National  Association,  as agent,  and certain  lenders,  as lenders (10.3)
10.17      **       Second Amendment to Credit  Agreement,  dated as of July 27,
                    2001, by and between Registrant,  as borrower, and U.S. Bank
                    National  Association,  as agent,  and certain  lenders,  as lenders (10.2)
10.18      /////    Third  Amendment to Credit  Agreement,  dated as of December
                    26, 2001, by and between Registrant,  as borrower,  and U.S.
                    Bank National Association, as agent, and certain lenders, as lenders (10.19)
10.19      ****     Fourth Amendment to Credit Agreement,  dated as of March 31,
                    2002, by and between Registrant,  as borrower, and U.S. Bank
                    National Association, as agent, and certain lenders, as lenders (10.2)

10.20      *******  Fifth Amendment to Credit  Agreement,  dated as of March 29,
                    2003, by and between Registrant,  as borrower, and U.S. Bank
                    National  Association,  as agent,  and certain  lenders,  as lenders (10.1)
10.21      ////     Lease dated as of September 1, 1999,  by and between  Matrix
                    Financial   Services   Corporation  and  Suncor  Development
                    Company (10.22)
10.22      ////     Lease with a  reference  date of 1999,  by and  between  the
                    Registrant  and the  Regents of the  University  of Colorado
                    (10.23)
10.23      /////    Lease  dated as of December  21, 2001 by and between  Matrix
                    Bancorp, Inc. and WXI/SEV Realty, LLC (10.1)
10.24      ////     First  Amendment to Lease,  dated as of July,  2000,  by and between the  Registrant and the Regents of the University of
                    Colorado,  amending the Lease with a reference  date of 1999 between the parties (10.24)
10.25      ////     Second Amendment to Lease, dated as of October, 2000, by and between the  Registrant and the Regents of the University of
                    Colorado,  amending the Lease with a reference  date of 1999 between the parties (10.25)
10.26      ////o    Matrix Bancorp, Inc. Executive Incentive Plan (10.27)
10.27      /////o   Matrix  Bancorp,  Inc.  (f/k/a Matrix  Capital  Corporation)
                    401(k) Profit Sharing Plan (10.29)
10.28      /////o   Amendment  No. 1,  effective  as of January 1, 1994,  to the
                    Registrant's 401(k) Profit Sharing Plan (10.30)
10.29      /////o   Amendment  No.  2,  effective  as of May  20,  1996,  to the
                    Registrant's 401(k) Profit Sharing Plan (10.31)
10.30      /////o   Amendment  No.  3,  effective  as of April 1,  1997,  to the
                    Registrant's 401(k) Profit Sharing Plan (10.32)
10.31      /////o   Amendment  No. 4,  effective as of December 30, 2001, to the
                    Registrant's 401(k) Profit Sharing Plan (10.33)
10.32      *****    Warehousing Credit and Security Agreement, dated as of March
                    29, 2002, by and between  Matrix Bancorp  Trading,  Inc., as borrower,  and  Residential  Funding  Corporation,  as agent
                    (10.1)
10.33      *****    First   Amendment   to   Warehousing   Credit  and  Security
                    Agreement,  dated as of May 24, 2002, by and between  Matrix
                    Bancorp Trading,  Inc., as borrower, and Residential Funding
                    Corporation, as agent (10.2)
10.34      +++o     Consulting  Agreement,  dated  as of  June 5,  2002,  by and between Guy A. Gibson and Matrix Bancorp, Inc. (10.1)
10.35      +++++    Purchase and Assumption Agreement,  dated as of February 28,
                    2003, by Matrix Financial Services  Corporation,  as seller, and AmPro Mortgage Corporation, as purchaser (10.1)
10.36      *******  First Amendment to Purchase and Assumption Agreement,  dated as of  April  18,  2003,  by and  between  Matrix  Financial
                    Services  Corporation,  as seller,  Matrix  Capital Bank, as parent, and AmPro Mortgage Corporation, as purchaser (10.2)
10.37      ******** Second Amendment to Purchase and Assumption Agreement, dated as of  July  22,  2003,  by  and  between  Matrix  Financial
                    Services  Corporation,  as seller,  Matrix  Capital Bank, as parent, and AmPro Mortgage Corporation, as purchaser (10.1)
10.38      +++++    Third Amendment to Purchase and Assumption Agreement,  dated as of August  31,  2003,  by and  between  Matrix  Financial
                    Services  Corporation,  as seller,  Matrix  Capital Bank, as parent, and AmPro Mortgage Corporation, as purchaser (10.4)
10.39      FHo      Change of Control Agreement, dated as of October 28, 2003 by and between Matrix Bancorp, Inc. and David W. Kloos
10.40      FHo      Change of Control Agreement, dated as of October 28, 2003 by and between Matrix Bancorp, Inc. and T. Allen McConnell
10.41      FH       Branch Purchase and Deposit Assumption  Agreement,  dated as of January 30, 2004 by and between  Matrix  Capital Bank and
                    FirstBank
12         FH       Statement Re: Computations of Ratios
21         FH       Subsidiaries of the Registrant
23.1       FH       Consent of KPMG LLP
31.1       FH       Certification  by D.  Mark  Spencer  pursuant  to 18  U.S.C.
                    Section  1350,  as adopted  pursuant  to Section  302 of the
                    Sarbanes-Oxley Act of 2002.
31.2       FH       Certification  by Richard V.  Schmitz  pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3       FH       Certification  by  David  W.  Kloos  pursuant  to 18  U.S.C.
                    Section  1350,  as adopted  pursuant  to Section  302 of the
                    Sarbanes-Oxley Act of 2002.
32.1       FH       Certification  by D.  Mark  Spencer  pursuant  to 18  U.S.C.
                    Section  1350,  as adopted  pursuant  to Section  906 of the
                    Sarbanes-Oxley Act of 2002.
32.2       FH       Certification  by Richard V.  Schmitz  pursuant to 18 U.S.C.
                    Section  1350,  as adopted  pursuant  to Section  906 of the
                    Sarbanes-Oxley Act of 2002.
32.3       FH       Certification  by  David  W.  Kloos  pursuant  to 18  U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________

FH  Filed herewith

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

/////Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 2001, filed by the Registrant with the Commission.

////// Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's annual report on Form 10-K for the fiscal year ended December 31, 2002, filed by the Registrant with the Commission.

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

++++ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's report on Form 8-K filed by the Registrant with the Commission on November 6, 2002.

+++++Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's report on Form 8-K filed by the Registrant with the Commission on March 4, 2003.

++++++ Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's report on Form 8-K filed by the Registrant with the Commission on September 15, 2003.

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

**** Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2002, filed by the Registrant with the Commission.

*****Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed by the Registrant with the Commission.

****** Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed by the Registrant with the Commission.

******* Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2003, filed by the Registrant with the Commission.

******** Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2003, filed by the Registrant with the Commission.

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

                          INDEX TO FINANCIAL STATEMENTS



Consolidated Financial Statements of Matrix Bancorp, Inc. and Subsidiaries


Independent Auditors' Report..........................................................................F-2

Consolidated Balance Sheets--December 31, 2003 and 2002...............................................F-3

Consolidated Statements of Operations--for the years ended
December 31, 2003, 2002 and 2001......................................................................F-4

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
for the years ended December 31, 2003, 2002 and 2001..................................................F-6

Consolidated Statements of Cash Flows--for the years ended
December 31, 2003, 2002 and 2001......................................................................F-7

Notes to Consolidated Financial Statements............................................................F-9


                          Independent Auditors' Report




The Board of Directors and Shareholders
Matrix Bancorp, Inc.:

We have audited accompanying consolidated balance sheets of Matrix Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matrix Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for variable interest entities in 2003 and changed its method of accounting for goodwill and other intangible assets in 2002.





                                         KPMG LLP


Denver, Colorado
March 5, 2004


                      Matrix Bancorp, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                                                  December 31,
                                                                             2003              2002
                                                                       ------------------------------------

Assets
Cash and cash equivalents                                               $       32,538   $        58,705
Interest-earning deposits and federal funds sold                                 1,972             3,707
Investment securities                                                          152,508            29,073
Loans held for sale, net                                                       999,454         1,136,159
Loans held for investment, net                                                 344,802           257,651
Mortgage servicing rights, net                                                  39,744            63,200
Other receivables                                                               43,884            54,818
FHLBank stock, at cost                                                          30,682            30,379
Foreclosed real estate                                                           8,538             8,343
Premises and equipment, net                                                     24,981            27,705
Bank owned life insurance                                                       20,613                 -
Other assets, net                                                               24,208            31,665
                                                                       ------------------------------------
Total assets                                                            $    1,723,924   $     1,701,405
                                                                       ====================================

Liabilities and shareholders' equity
Liabilities:
   Deposits                                                             $      974,059   $       933,957
   Custodial escrow balances                                                    85,466           151,790
   Draft Payable                                                                     -             7,097
   FHLBank borrowings                                                          458,204           385,785
   Borrowed money                                                               47,970            61,403
   Junior subordinated debentures owed to unconsolidated subsidiary
     trusts                                                                     66,525                 -
   Corporation-obligated mandatorily redeemable capital securities of
     subsidiary trusts holding solely debentures of  the Company                     -            64,500
   Other liabilities                                                            18,508            23,165
   Income taxes payable and deferred income tax liability                        3,508             6,772
                                                                       ------------------------------------
Total liabilities                                                            1,654,240         1,634,469
                                                                       ------------------------------------

Commitments and contingencies (Note 16)

Shareholders' equity:
   Preferred stock, par value $0.0001; authorized
     5,000,000 shares; no shares outstanding                                          -                -
   Common stock, par value $0.0001; authorized 50,000,000 shares;
     issued and outstanding 6,518,981 and 6,489,543 shares at
     December 31, 2003 and 2002, respectively                                         1                1
   Additional paid-in capital                                                    20,615           20,375
   Retained earnings                                                             48,859           46,534
   Accumulated other comprehensive income                                           209               26
                                                                       ------------------------------------
Total shareholders' equity                                                       69,684           66,936
                                                                       ------------------------------------
Total liabilities and shareholders' equity                              $     1,723,924  $     1,701,405
                                                                       ====================================


See accompanying notes to consolidated financial statements.

                      Matrix Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                (Dollars in thousands, except share information)


                                                                                  Years Ended December 31,
                                                                             2003           2002           2001
                                                                        ----------------------------------------------

Interest and dividend income:
   Loans and securities                                                  $     72,667   $     82,715  $     93,066
   Interest-earning deposits                                                    1,040          1,273         2,004
                                                                        ----------------------------------------------
Total interest and dividend income                                             73,707         83,988        95,070

Interest expense:
   Savings and time deposits                                                    9,410         17,242        29,652
   Demand and money market deposits                                             3,928          4,254         5,220
   FHLBank borrowings                                                           9,379          9,478        16,071
   Borrowed money and junior subordinated debentures                            9,282         10,304        13,944
                                                                        ----------------------------------------------
Total interest expense                                                         31,999         41,278        64,887
                                                                        ----------------------------------------------
Net interest income before provision for loan and valuation losses             41,708         42,710        30,183
Provision for loan and valuation losses                                         3,641          2,821         2,980
                                                                        ----------------------------------------------
Net interest income after provision for loan and valuation losses              38,067         39,889        27,203

Noninterest income:
   Loan administration                                                         21,668         27,359        28,273
   Brokerage                                                                   10,873          8,105         4,815
   Trust services                                                               6,781          5,345         4,036
   Real estate disposition services                                             6,624          4,153         2,572
   Gain on sale of loans and securities                                        14,267          5,480         4,163
   Gain on sale of mortgage servicing rights, net                                   -            675           167
   School services                                                              2,420          4,616         5,427
   Other                                                                        6,696          6,201         8,934
                                                                        ----------------------------------------------
Total noninterest income                                                       69,329         61,934        58,387

Noninterest expense:
   Compensation and employee benefits                                          34,984         36,350        30,603
   Amortization of mortgage servicing rights                                   32,497         24,176        21,862
   Occupancy and equipment                                                      6,172          5,600         4,545
   Postage and communication                                                    2,435          2,676         2,410
   Professional fees                                                            3,357          2,770         2,590
   Data processing                                                              2,860          2,796         2,370
   (Recovery of) impairment on mortgage servicing rights                       (2,950)        14,219           181
   Other general and administrative                                            31,613         30,261        21,024
                                                                        ----------------------------------------------
Total noninterest expense                                                     110,968        118,848        85,585

(Loss) income from continuing operations before income taxes                   (3,572)       (17,025)            5
Income tax benefit                                                             (2,575)        (7,756)         (887)
                                                                        ----------------------------------------------
(Loss) income from continuing operations                                         (997)        (9,269)          892
                                                                        ----------------------------------------------

Discontinued operations:
Income from discontinued operations, net of income tax provision of
   $2,149, $3,439 and $5,162, respectively                                      3,322          5,317         7,620
                                                                        ----------------------------------------------
Net income (loss)                                                       $       2,325  $      (3,952) $      8,512
                                                                        ==============================================


                      Matrix Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                (Dollars in thousands, except share information)

                                                                                  Years Ended December 31,
                                                                             2003           2002           2001
                                                                        ----------------------------------------------

                                                                        ----------------------------------------------
(Loss) income from continuing operations per share - basic              $      (0.15)  $    (1.43)   $       0.14
                                                                        ----------------------------------------------
(Loss) income from continuing operations per share - assuming dilution
                                                                        $      (0.15)  $    (1.43)   $       0.14
                                                                        ----------------------------------------------

Income from discontinued operations per share - basic                   $       0.51   $     0.82    $       1.17
                                                                        ----------------------------------------------
Income from discontinued operations per share - assuming dilution
                                                                        $       0.51   $     0.82    $       1.16
                                                                        ----------------------------------------------

Net income (loss) per share - basic                                     $       0.36   $    (0.61)   $       1.31
                                                                        ==============================================
Net income (loss) per share - assuming dilution                         $       0.36   $    (0.61)   $       1.30
                                                                        ==============================================

Weighted average shares - basic                                              6,494,803     6,462,272      6,495,583
                                                                        ==============================================
Weighted average shares - assuming dilution                                  6,539,195     6,462,272      6,560,454
                                                                        ==============================================


See accompanying notes to consolidated financial statements.


                      Matrix Bancorp, Inc. and Subsidiaries
 Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

                             (Dollars in thousands)

                                                                                                   Accumulated
                                         Common Stock      Additional                                Other             Comprehensive
                                      ------------------    Paid-In     Treasury     Retained     Comprehensive            Income
                                       Shares    Amount     Capital      Shares      Earnings       Income       Total      (loss)
                                      ----------------------------------------------------------------------------------------------

Balance at December 31, 2000           6,558,904  $   1   $  23,004    $  (1,775)  $  41,974     $   819       $  64,023
   Shares repurchased                    (86,500)     -        (746)           -           -           -            (746)
   Shares retired (323,500 shares)             -      -      (1,775)       1,775           -           -               -
   Issuance of stock related to
     employee stock purchase plan
     and options                          46,200      -         317            -           -           -             317
   Comprehensive income:
     Net income                                -      -           -            -       8,512           -           8,512   $  8,512
     Net unrealized holding losses             -      -           -            -           -        (794)           (794)      (794)
                                                                                                                         -----------
   Comprehensive income                                                                                                    $7,718
                                      -----------------------------------------------------------------------------------===========
Balance at December 31, 2001           6,518,604  $  1    $  20,800    $       -   $  50,486     $    25       $  71,312
                                      -----------------------------------------------------------------------------------
Shares repurchased                       (66.060)    -            -         (726)          -           -            (726)
Shares retired (389,560 shares)                -     -         (726)         726           -           -               -
Issuance of stock related to
  employee stock purchase
  plan and options                        36,999     -          301            -           -           -             301

Comprehensive (loss):
       Net loss                                -     -            -            -      (3,952)          -          (3,952)  $ (3,952)
       Net unrealized holding
        gains(1)                               -     -            -            -           -           1               1          1
                                                                                                                           ---------
Comprehensive (loss)                                                                                                       $ (3,951)
                                      -------------------------------------------------------------------------------------=========
Balance at December 31, 2002           6,489,543  $  1    $  20,375    $       -   $  46,534     $    26       $  66,936
                                      -------------------------------------------------------------------------------------
Issuance of stock related to employee
  stock purchase                          29,438     -          240            -           -           -             240
  plan and options
Comprehensive income:
       Net income                              -     -            -            -       2,325           -           2,325   $  2,325
       Net unrealized holding
        gains(1)                               -     -            -            -           -         183             183        183
                                                                                                                           ---------
Comprehensive income                                                                                                       $  2,508
                                      -------------------------------------------------------------------------------------=========
Balance at December 31, 2003           6,518,981  $  1    $  20,615    $       -   $  48,859     $   209       $  69,684
                                      -------------------------------------------------------------------------------------

(1) Disclosure of reclassification amount
    Unrealized holding gain arising during the year ended December 31, 2003                                                $    183
    Less: reclassification adjustment of gains included in net income (loss)                                                      -
                                                                                                                           ---------
   Net unrealized holding gain on securities                                                                               $    183
                                                                                                                           =========


See accompanying notes to consolidated financial statements.


                      Matrix Bancorp, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)

                                                                             Years Ended December 31,
                                                                         2003            2002         2001
                                                                   ---------------------------------------------

Operating activities
Net (loss) income from continuing operations                        $        (997)  $      (9,269)  $     892


Adjustments to reconcile  net (loss)  income from
 continuing  operations to net cash used in operating activities:
     Depreciation and amortization                                          3,652           3,978       2,473
     Provision for loan and valuation losses                                3,641           2,821       2,980
     Amortization of mortgage servicing rights                             32,497          24,176      21,862
     (Recovery) impairment on mortgage servicing rights                    (2,950)         14,219         181
     Gain on sale of loans and securities                                 (14,267)         (5,480)     (4,163)
     Gain on sale of mortgage servicing rights                                  -            (675)       (167)
     Loss (gain) on sale of building and equipment                              -              17      (3,425)
     Gain on sale of foreclosed real estate                                  (925)           (284)        (16)
Changes in assets and liabilities:
     Loans originated for sale, net of loans sold                         (16,216)       (109,014)   (753,783)
     Loans purchased for sale                                          (1,636,986)     (1,127,632)    (97,486)
     Principal payments on, and proceeds from sale of loans held          743,713         684,364     261,802
       for sale
     Originated mortgage servicing rights, net                             (5,717)        (34,511)    (30,266)
     (Increase) decrease in other receivables and other assets             18,508          10,608     (19,844)
     Decrease in payable for purchase of mortgage servicing rights           (581)         (3,956)     (7,791)
     (Decrease) increase in other liabilities, income taxes
       payable and deferred income tax liability                           (5,191)         26,964     (29,519)
                                                                   ---------------------------------------------
Net cash used in operating activities from continuing operations         (881,819)       (523,674)   (656,270)
     Net cash provided by discontinued operations                         353,903         139,964     417,609
                                                                   ---------------------------------------------
Net cash used in operating activities                                    (527,916)       (383,710)   (238,661)
                                                                   ---------------------------------------------

Investing activities
Loans originated and purchased for investment                            (236,055)       (253,672)   (159,619)
Principal repayments on loans held for investment                         130,302         137,972     144,002
Purchase of available for sale securities                                 (29,397)        (10,994)     (1,042)
Proceeds from sale of available for sale securities                       653,744         422,685      72,705
Proceeds from maturity and prepayment of available for sale                 1,348           1,728       5,912
   securities
Purchase of held to maturity securities                                   (40,440)              -           -
(Purchase) redemption of FHLBank stock, net                                  (303)        (12,198)      9,633
Purchase of bank owned life insurance                                     (20,000)              -           -
Purchases of premises and equipment                                        (4,121)        (17,614)    (14,415)
Acquisition of mortgage servicing rights                                     (374)              -        (530)
Proceeds from the sale of building and equipment                                -              45      14,601
Proceeds from sale of foreclosed real estate                               12,306           8,306       1,521
Proceeds from sale of mortgage servicing rights                                 -           9,682       1,600
                                                                   ---------------------------------------------
Net cash provided by investing activities                                 467,010         285,940      74,368
                                                                   ---------------------------------------------




                      Matrix Bancorp, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (continued)

                             (Dollars in thousands)


                                                                           Years Ended December 31,
                                                                       2003            2002         2001
                                                                 ---------------------------------------------

Financing activities
Net increase in deposits                                         $        40,102  $      67,722  $  263,566
Net (decrease) increase in custodial escrow balances                    (66,324)         22,125      52,018
Increase (decrease) in revolving lines, net                              60,530         (18,663)   (138,946)
Payments of notes payable                                                (1,515)         (1,981)    (13,298)
Proceeds from notes payable                                                   -           2,000       1,786
Payment of financing arrangements                                           (29)            (61)        (86)
Proceeds from issuance of capital securities of subsidiary
   trusts                                                                     -           5,000      30,977
Treasury shares repurchased                                                   -            (726)       (746)
Proceeds from issuance of common stock related to employee stock
   purchase plan and options                                                240             301         317
                                                                 ---------------------------------------------
Net cash provided by financing activities                                33,004          75,717     195,588
                                                                 ---------------------------------------------
(Decrease) increase in cash and cash equivalents                        (27,902)        (22,053)     31,295
Cash and cash equivalents at beginning of the year                       62,412          84,465      53,170
                                                                 ---------------------------------------------
Cash and cash equivalents at end of the year                     $        34,510  $      62,412   $  84,465
                                                                 =============================================

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate                      $        12,572  $       8,010   $   7,214
                                                                 =============================================
Loans transferred to securities available for sale               $       708,507  $     435,528   $  19,196
                                                                 =============================================

Supplemental disclosure of cash flow information
Cash paid for interest                                           $        32,592  $       45,050  $  62,520
                                                                 =============================================
Cash paid (received) for income taxes                            $         2,879  $      (4,074)  $   4,557
                                                                 =============================================

See accompanying notes to consolidated financial statements.

                      Matrix Bancorp, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.   Organization

Matrix Bancorp, Inc. (the "Company") is a unitary thrift holding company that, through its subsidiaries, is a diversified financial services company headquartered in Denver, Colorado. The Company's operations are conducted primarily through Matrix Capital Bank ("Matrix Bank"), Matrix Financial Services Corporation ("Matrix Financial"), Matrix Bancorp Trading, Inc. ("Matrix Bancorp Trading"), Matrix Asset Management Corporation ("Matrix Asset Management"), ABS School Services, L.L.C. ("ABS"), Sterling Trust Company ("Sterling") and First Matrix Investment Services Corp. ("First Matrix"), all of which are wholly owned subsidiaries of the Company.

Matrix Bank, a federally chartered savings and loan association, serves its local communities of Denver, Colorado, Las Cruces, New Mexico, and Phoenix, Arizona, by providing personal and business depository services, trust services, offering residential loans and providing commercial real estate, Small Business Administration, multi-family and consumer loans. During 2002, Matrix Bank completed the relocation of its domicile from Las Cruces to Denver. On January 30, 2004, Matrix Bank entered into a definitive agreement to sell its two branches in Las Cruces to Access Anytime BanCorp, Inc.'s subsidiary, FirstBank. The sale is subject to regulatory approval and other customary conditions, and is expected to be completed in the second quarter of 2004. The sale would include deposits and loans of the Las Cruces branches (approximately $84.1 million and $23.8 million as of December 31, 2003, respectively). The sale of the branches is not expected to significantly impact the operations or liquidity of Matrix Bank or the Company.

The Company's mortgage banking business is primarily conducted through Matrix Financial, and was established with the primary objective of originating, acquiring and servicing residential mortgage loans. On September 2, 2003, the Company announced the final closing, and substantial completion of the sale by Matrix Financial of substantially all of its assets associated with its wholesale mortgage origination platform, as discussed more fully in Note 3 below. The servicing platform was retained. Servicing mortgage loans involves the contractual right to receive a fee for processing and administering mortgage loan payments.

Matrix Bancorp Trading, formerly known as Matrix Capital Markets, Inc., provides brokerage and consulting services to financial institutions and financial services companies in the mortgage banking industry, primarily related to the brokerage and analysis of residential mortgage loan servicing rights and residential mortgage loans, corporate and mortgage loan servicing portfolio valuations and, to a lesser extent, consultation and brokerage services in connection with mergers and acquisitions of mortgage banking entities.

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

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

1.   Organization (continued)

First Matrix is registered with the National Association of Securities Dealers as a fully disclosed broker-dealer. First Matrix is headquartered in Denver, Colorado and has branch offices in Fort Worth, Texas and Memphis, Tennessee. First Matrix offers a wide range of investment options for both individual and institutional investors, long term investing and retirement planning, and the acquisition, brokering and sale of Small Business Administration ("SBA") loan pools.

ABS, operating under the trade name The GEO Group, provides outsourced business services and financing primarily to charter schools.

The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America. The following is a description of the more significant policies that the Company follows in preparing and presenting its consolidated financial statements.

2.   Significant Accounting Policies

Basis of Presentation

Accounting Research Bulletin No. 51 ("ARB 51"), Consolidated Financial Statements, requires a company's consolidated financial statements to include subsidiaries in which the company has a controlling financial interest. This requirement has been applied to subsidiaries in which a company has a majority voting interest. Investments in companies in which the Company controls operating and financing decisions (principally defined as owning a voting or economic interest greater than 50%) are consolidated, and intercompany accounts and transactions have been eliminated in consolidation. The Company's investment in Matrix Settlement & Clearance Services, LLC ("MSCS") in which the Company has significant influence over operating and financing decisions (principally defined as owning a voting or economic interest of 20% to 50%) is accounted for by the equity method of accounting. This investment is included in other assets and the Company's proportionate share of income or loss is included in other noninterest income.

The voting interest approach defined in ARB 51 is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", and the reissued FIN 46, indicate when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 provides guidance on how to identify a VIE and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or 2. Significant Accounting Policies (continued)

the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Company has 5 VIE's in the form of its wholly-owned subsidiary trusts that issued capital securities to third-party investors and to certain direct and indirect interests in investment partnerships, commonly referred to as Trust Preferred securities. Such VIE's have been deconsolidated in the financial statements as of December 31, 2003. Further discussion regarding these securitization trusts is included below and in Note 11.

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

The Company also considers the judgments and assumptions concerning litigation as a critical accounting policy. The Company has been notified that we are a defendant in a number of legal proceedings, as discussed in detail in Note 16. Most of these cases involve ordinary and routine claims incidental to our business. We accrue for contingent liabilities with respect to litigation matters in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," which generally requires the Company to accrue a loss for a litigation matter involving a contingent liability if the loss is probable and the amount of the loss is reasonably estimable. In order to determine whether the two conditions

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


2.   Significant Accounting Policies (continued)

necessary for accrual are met, management makes a number of judgments and assumptions. Because the outcome of most litigation matters is inherently uncertain, the Company will generally only a accrue a loss for a pending litigation matter if, for example, the parties to the matter have entered into definitive settlement agreements or a final judgment adverse to the Company has been entered. With respect to all pending litigation matters, our ultimate legal responsibility, if any, cannot be estimated with certainty. Based on the ultimate outcome of such proceedings, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to such proceedings.

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

Certain reclassifications have been made to prior years' consolidated financial statements and related notes to conform with current year presentation.

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

Under the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities", as amended, all derivative instruments are required to be carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


At December 31, 2003, the Company has no hedge that meets the hedge accounting provisions provided under SFAS 133. However, the Company does have contracts and commitments that meet the definition of a derivative as well as economic hedges outstanding. SFAS 133 requires the Company to record its best effort commitments associated with its mortgage loan origination activities on the consolidated balance sheets.


2.   Significant Accounting Policies (continued)

The Company also utilizes derivative instruments to hedge a portion of its investment in mortgage servicing rights. The Company's hedge is an economic hedge to offset changes in fair value of mortgage servicing rights caused by changes in interest rates with changes in hedge instruments that consist of futures contracts and options on futures. The change in the fair value of the derivative instruments is recorded with a corresponding charge or credit to earnings.

Investment Securities

Securities  available  for  sale  include  mortgage-backed  securities  and  SBA securities available for sale. Securities available for sale are carried at estimated fair value with the change in unrealized gains and losses reported in other comprehensive income, net of tax, which is included as a separate component in shareholders' equity. Realized gains and losses on the sale of, and other-than-temporary impairment charges on, available for sale securities are recorded in gains on sale of loans and securities using the specific-identification method. Securities held to maturity include mortgage-backed securities. Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost.

Loans Held for Sale

Loans purchased or originated with the intent for sale in the secondary market are carried at the lower of aggregate cost, net of discounts or premiums and a valuation allowance, or estimated fair market value. Estimated fair market value is determined using forward commitments to sell loans or mortgage-backed securities to permanent investors, or current market rates for loans of similar quality and type. Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations. SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," requires discounts or premiums on loans held for sale be deferred until the related loan is sold. However, the Company accretes discounts and amortizes premiums related to repayment of loan principal, which is included in interest income. The loans are primarily secured by 1-to-4 family residential real estate located throughout the United States.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Loans  are  considered  sold  when  the  Company  surrenders  control  over  the transferred assets to the purchaser, with standard representations and warranties. At such time, the loan is removed from the loan portfolio and a gain or loss is recorded on the sale. Gains and losses on loan sales are determined based on the difference between the allocated cost basis of the assets sold and the proceeds, which includes the estimated fair value of any assets or liabilities that are newly created as a result of the transaction. Losses related to recourse provisions are accrued as a liability at the time such additional losses are determined, and recorded as part of noninterest expense. Losses related to asset quality are recorded against the allowance for loan and valuation losses at the time the loss is probable and quantifiable.
2.   Significant Accounting Policies (continued)

Loans Held for Investment

Loans held for investment are stated at unpaid principal balances, net of unearned discounts and premiums, deferred loan fees, and allowance for loan losses. The loans include residential mortgage loans, commercial loans, multi-family, and SBA loans, and are primarily secured by real estate. Loan origination fees, net of certain direct origination costs, are deferred and amortized into interest income as an adjustment to the yield over the term of the loan.

Allowance for Loan and Valuation Losses

The allowance for loan and valuation losses is calculated, in part, based on historical loss experience. In addition, management takes into consideration other factors such as the size and current risk characteristics of the loan portfolio, any qualitative evaluations of individual classified assets, geographic portfolio concentrations, new products or markets, regulatory guidance, evaluations of the changes in the historical loss experience component, and projections of this component into the current and future periods based on current knowledge and conditions. The loss factors are applied to the outstanding principal balance of loans in their respective categories, plus additional loan review is performed on all significant commercial and school finance loans. After an allowance has been established for the loan portfolio, from the factors described above, management evaluates other factors such as trends in delinquency such as loans in foreclosure, loans in bankruptcy and other relevant factors, and establishes a valuation allowance that cannot be associated with a specific loan or loan portfolio. The Company evaluates its residential loans collectively due to their homogeneous nature. These factors include general economic conditions, recognition of specific regional geographic concerns, loan type, trends in portfolio growth and historical loss experience. Loan losses are charged against the allowance when the probability of collection is considered remote. In the opinion of management, the allowance is adequate to absorb the inherent losses in the current loan portfolio.

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

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



2.   Significant Accounting Policies (continued)

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

Mortgage Servicing Rights

The Company recognizes mortgage servicing rights ("MSRs") as an asset separate from the underlying originated mortgage loan at the time of sale. Upon sale of a loan, the Company measures retained MSRs by allocating the previous carrying amount of the originated mortgage loan between the loan and the servicing right based on their relative estimated fair values. Purchased MSRs are initially measured at cost. MSRs are carried at the lower of cost (allocated cost for originated MSRs), less accumulated amortization, or estimated fair value. MSRs are amortized in proportion to and over the period of the estimated future net servicing income.

The estimated fair value of MSRs is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its MSRs by product type, interest rate and investor to reflect the predominant risk characteristics. To determine the estimated fair value of MSRs, the Company uses a valuation model that calculates the present value of future cash flows. In using this valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, including incremental interest cost of servicer advances, foreclosure expenses and losses, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. For purposes of performing an impairment analysis on MSRs, the Company estimates fair value using the following primary assumptions: prepayment speeds ranging from 91 PSA (Public Securities Association prepayment speed measurement) to 1,316 PSA; discount rates ranging from 9.00% to 22.00%; and default rates ranging from 0% to 100%. The Company records a valuation allowance where the estimated fair value is below the carrying amount of individual stratifications, even though the overall fair value of the servicing assets may exceed amortized cost. As of December 31, 2003 and 2002, a valuation allowance of $6,450,000 and $14,400,000, respectively, was required, and the fair value of the aggregate MSRs was approximately $39,744,000 and $63,200,000, respectively.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Gain on sale of MSRs is recorded when title to MSRs and the risks and rewards inherent in owning the MSRs have been transferred to the buyer.


2.   Significant Accounting Policies (continued)

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated lives of the assets, which range from 2 to 7 years for software, office furniture and equipment and 40 years for buildings.

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

Bank Owned Life Insurance

Bank owned life insurance represents the cash surrender value of life insurance policies purchased to insure the lives of certain officers and directors of Matrix Bank. Earnings are credited to the balance and recorded as part of other income in the consolidated statements of operations.

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

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


2.   Significant Accounting Policies (continued)

Brokerage Income

Brokerage income represents fees earned related to consulting services performed pertaining to mortgage servicing rights, as well as brokerage income from whole loan activities, retail and fixed income activities, SBA trading fees and fees earned related to third party servicing brokerage. Brokerage income is recognized when services are performed.

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

Stock-Based Compensation

At December 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 15. We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS 123, "Accounting for Stock-Based Compensation" established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plan. As allowed by SFAS 123 and SFAS 148
"Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment to FASB Statement No. 123," we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS 123. Accordingly, we do not recognize compensation expense for our stock-based plan, as we do not issue options at exercise prices below the market value at the date of the grant. Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below:

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


2.   Significant Accounting Policies (continued)

                                                                    Year ended December 31,
                                                            2003             2002              2001
                                                     ------------------------------------------------------
                                                         (Dollars in thousands except per share data)

Net income (loss):
   Net income (loss) as reported                      $      2,325      $     (3,952)   $       8,512
   Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for awards, net of related tax effects                     (262)             (358)            (307)
                                                     ------------------------------------------------------
   Pro forma                                          $      2,063      $     (4,310)   $       8,205
                                                     ======================================================
Income (loss) per share:
   Basic, as reported                                $        0.36     $       (0.61)   $        1.31
                                                     ======================================================
   Basic, pro forma                                  $        0.32     $       (0.67)   $        1.26
                                                     ======================================================
   Diluted, as reported                              $        0.36     $       (0.61)   $        1.30
                                                     ======================================================
   Diluted, pro forma                                $        0.32     $       (0.67)   $        1.25
                                                     ======================================================

Cash and Cash Equivalents

Cash equivalents, for purposes of the consolidated statements of cash flows, consist of nonrestricted cash, federal funds sold and interest-earning deposits with banks with original maturities, when purchased, of three months or less.

Income (Loss) Per Common Share

Basic income (loss) per common share from continuing operations is computed by dividing (loss) income from continuing operations by the weighted average number of common shares outstanding for the period. Basic and diluted income per common share from discontinued operations is computed by dividing net income from discontinued operations by the weighted average number of common shares for the period, and the effect of potentially dilutive securities, such as stock options and warrants outstanding for the year ("dilutive securities"). Net income per common share assuming dilution is computed by dividing net income by the weighted average number of common shares outstanding for the year and the effect of potentially dilutive securities. Due to the net loss in 2002, the potentially dilutive securities were not used in the calculation of diluted loss per share for the year ended December 31, 2002.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


Restructuring Charges

Associated with the purchase of Matrix Financial Center by Matrix Bank in 2002, Matrix Bancorp and certain subsidiaries with various leased office space throughout the Denver metropolitan area have moved their offices into Matrix Financial Center. Associated with this move, the Company recorded a pre-tax charge of $700,000 in other general and administrative expenses for the year ended December 31, 2002. The charge represents the excess of costs to be 2. Significant Accounting Policies (continued)

incurred on original leased space in excess of expected revenues on subleasing of the space or terminating original lease commitments. Moving expenses associated with the final relocation are included in other general and administrative expenses for the years ended December 31, 2003 and 2002.

Investment in Joint Venture

The Company has a 45%-owned investment in MSCS, and in MSCS' wholly owned subsidiary, MSCS Financial Services, L.L.C., which is accounted for using the equity method. This investment was classified in other assets, and had a carrying value of $1,737,000 and $802,000 as of December 31, 2003 and 2002, respectively. For the years ended December 31, 2003, 2002 and 2001, the Company recorded income (losses) of $1,158,000, $213,000, and $(175,000), respectively, in other income related to MSCS consolidated operations.

As of December 31, 2003 and 2002, MSCS had total assets of $5,192,000 and $3,362,000; total liabilities of $1,949,000 and $1,709,000; and equity of $3,243,000 and $1,653,000, respectively. For the years ended December 31, 2003, 2002 and 2001, MSCS had revenues of $9,061,000, $7,714,000, and $3,517,000; and
pre-tax income (loss) of $2,573,000, $475,000, and $(388,000), respectively.

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

Impact of Recently Issued Accounting Standards

On December 11, 2003, the SEC staff announced its intention to release a Staff Accounting Bulletin that would require all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective no later than for commitments entered into after March 31, 2004. The Company enters into such commitments with customers in connection with residential mortgage loan applications, however, the amount of these commitments is not material to the Company's consolidated financial statements. This guidance, if issued, would require the Company to recognize a liability on its consolidated balance sheet equal to the fair value of the commitment at the time the loan commitment is issued. As a result, this guidance would delay the recognition of any revenue related to these commitments until such time as the loan is sold, however, it would have no effect on the ultimate amount of revenue or cash flows recognized over time. The Company is currently assessing the impact of this pending guidance on its consolidated results of operations and financial position,

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


2. Significant Accounting Policies (continued)

but does not expect the implementation to have a significant impact on the consolidated financial statements.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard did not have a material impact on consolidated financial statements.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, as well as amends certain other existing FASB pronouncements. In general, SFAS 149 is effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on consolidated financial statements.

In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest.
Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. In December 2003, the FASB revised FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied.

During the fourth quarter of 2003, the Company applied the provisions of FIN 46 and the revised FIN 46 to its wholly-owned subsidiary trusts that issued capital securities to third-party investors and to certain direct and indirect interests in investment partnerships. The application of FIN 46, and early adoption of the reissued FIN 46, resulted in the deconsolidation of the 5 wholly-owned subsidiary trusts. The assets and liabilities of the subsidiary trusts that were deconsolidated totaled $64,500,000 and $66,525,000, respectively. See Note 11 for further discussion of these trusts and the Company's related obligations.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

2.   Significant Accounting Policies (continued)

In June 2001, the FASB issued SFAS No 142, "Goodwill and Other Intangible Assets," that supersedes APB Opinion No. 17. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are to be reviewed at least annually for impairment, under impairment guidelines established in the statement. SFAS 142 also changes the amortization methodology in intangible assets that are deemed to have finite lives and adds to required disclosures regarding goodwill and intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002 and its unamortized balance of goodwill as of that date was $1,004,000. Beginning in 2002, the Company ceased its amortization of goodwill. During the fourth quarter of 2002, under guidelines contained in the statement, management performed an analysis concerning potential impairment of the goodwill carried at ABS School Services, and determined an impairment of goodwill was present, and the entire goodwill balance of $1,004,000 was written off. The consolidated balance of goodwill is $0 at both December 31, 2003 and 2002.

3.   Discontinued Operations

On September 2, 2003, the Company announced the final closing, and substantial completion of the sale by Matrix Financial Services Corporation of substantially all of its assets associated with its wholesale mortgage origination platform.

On February 23, 2003, the Company announced that its subsidiaries, Matrix Financial and Matrix Bank, entered into a Purchase and Assumption Agreement, as amended ("Purchase Agreement"), to sell substantially all of Matrix Financial's assets associated with its wholesale mortgage origination platform ("Platform") to AmPro Mortgage Corporation ("AmPro" or the "Buyer"). After the sale, our remaining operations at Matrix Financial consist of our mortgage servicing platform, where we service loans for third parties and ourselves. Included in the sale were the wholesale production offices, the back office personnel that process the loan originations and a significant portion of the corporate operations and personnel. After the sale, our remaining operations at Matrix Financial consist primarily of the mortgage servicing platform and a limited amount of corporate personnel and operations.

Upon signing of the Purchase Agreement, the Buyer was not yet licensed to engage in any mortgage banking activities under state or federal law. It was anticipated that it would take approximately six months from execution of the Purchase Agreement for the Buyer to obtain the necessary licensing. Accordingly, Matrix Financial, Matrix Bank and the Buyer desired to structure the transaction in a manner that transferred substantially all the economic risks and benefits of the operation of the Platform during the Transition Period (defined below) to the Buyer, while at the same time having Matrix Financial and Matrix Bank maintain continuous effective control over the operations of the Platform for regulatory purposes. The Purchase Agreement, therefore, contemplated a two-staged closing. The first closing ("Initial Closing Date") occurred on the date the Purchase Agreement was signed and was the effective date for

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

3. Discontinued Operations (continued)

the sale of the fixed assets, and the final or second closing ("Final Closing Date") occurred six months following the Initial Closing Date, or August 31, 2003. The effective sale date for accounting purposes was considered to be the Final Closing Date. The period of operation of the Platform in between the Initial Closing Date and the Final Closing Date is referred to as the "Transition Period."

On the Initial Closing Date, the Buyer purchased substantially all of the tangible personal property and intangible property associated with the Platform. There was no gain or loss on the sale of the assets. The Buyer additionally has taken the transfer and assignment of certain contract rights, real property leases and equipment leases from Matrix Financial at or about the Final Closing Date.

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

The purchase price was determined as follows:

     o The asset payment amount, which was $3,342,000 in payment for the tangible and intangible assets of the Platform as of the Initial Closing Date; plus
     o The Subsequently Acquired Assets payment amount, which was $577,000 in payment for the book value of the Subsequently Acquired Assets as of the Final Closing Date; plus
     o The production premium, which is generally 20 basis points times the original principal balance of all loans originated during the 12 months following the Initial Closing Date at Matrix Financial loan production offices purchased by Buyer. The production premium is "capped" at $9,100,000. Through December 31, 2003, the production premium earned and reflected in discontinued operations loss on sale is $6,836,000 before tax; plus
     o The aggregate locked loan profitability amount, which pays Matrix Financial one-half of the profit over a specified threshold amount (the threshold being generally 30 basis points) on loans that funded during the first two months after the Initial Closing Date which resulted from its locked pipeline as of the Initial Closing Date and which was $160,000 before tax; plus or minus
     o The transition period gain or loss, which is a mechanism that provides for an approximation of the accounting for the transaction as if the entire sale and transfer occurs on the Initial Closing Date. Because the Platform generated a profit during the transition period of $11,594,000 before tax, Matrix Financial was required to pay such profit into an escrow account, and has reflected the amount as a component of the loss on sale of discontinued operations.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



3.   Discontinued Operations (continued)

As a result of the sale, the Company recorded an after tax loss on the sale of the platform of $2,792,000, or $(0.43) per diluted share, which is included in income from discontinued operations in the consolidated statements of operations. The operating income of the discontinued production platform is reflected in discontinued operations beginning in the first quarter of 2001, and the consolidated statements of operations have been restated to reflect the production platform as a discontinued operation. Operating results of the discontinued operations, previously included in our mortgage banking segment, were as follows:

                                                                      Years Ended December 31,
                                                              2003                2002                 2001
                                                     ------------------------------------------------------------
                                                          (Dollars in thousands, except share information)

   Net interest income after provision for  loan
     and valuation losses                              $        3,477     $         6,490      $        10,327
   Noninterest income                                          38,309              35,476               33,130
   Noninterest expense                                         31,717              33,210               30,865
                                                          -------------      ---------------      ---------------
     Operating income before taxes from
     discontinued operations                                   10,069               8,756               12,592
      Income tax provision                                      3,955               3,439                4,972
                                                          -------------      ---------------      ---------------
     Operating income from discontinued
     operations                                                 6,114               5,317                7,620

   Loss on sale of production platform, net of
     income tax benefit of $1,806                              (2,792)                  -                    -
                                                          -------------      ---------------      ---------------
   Income from discontinued operations, net of
     income taxes                                      $        3,322     $         5,317      $         7,620
                                                          =============      ===============      ===============

   Income from discontinued operations per share -
     basic                                             $       0.51       $         0.82       $         1.17
                                                          =============      ===============      ===============
   Income from discontinued operations per share -
     diluted                                           $       0.51       $         0.82       $         1.16
                                                          =============      ===============      ===============


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

4.   Net Income (Loss) Per Share

The following table sets forth the computation of basic net (loss) income per share and net (loss) income per share, assuming dilution:

                                                                  Years Ended December 31,
                                                          2003             2002              2001
                                                   -------------------------------------------------------
                                                                   (Dollars in thousands)

Numerator:
   (Loss) income from continuing operations, net
     of tax effects                                $         (997)   $       (9,269)  $            892
                                                   =======================================================
   Income from discontinued operations, net of tax
     effects                                        $       3,322    $        5,317   $          7,620
                                                   =======================================================
   Net income (loss)                                $       2,325    $       (3,952)  $          8,512
                                                   =======================================================

Denominator:
   Weighted average shares outstanding                  6,494,803         6,462,272         6,495,583
Effect of dilutive securities:
   Common stock options                                    44,392                 -            64,871
                                                   -------------------------------------------------------
Denominator for net (loss) income per share,
   assuming dilution                                    6,539,195         6,462,272         6,560,454
                                                   =======================================================

For the year ended December 31, 2002, there were 90,702 stock options and warrants outstanding which were potentially convertible to common stock. Assuming conversion at the beginning of the year, the aggregate weighted average shares would have been 6,552,974 at December 31, 2002. These securities are anti-dilutive due to the net loss in 2002; therefore, these potentially dilutive securities have not been used in the calculation of diluted loss per share for the year ended December 31, 2002.

5.   Investment Securities

Investment securities available for sale were as follows:

                                                   December 31, 2003                              December 31, 2002
                                   --------------------------------------------------    ------------------------------------
                                                   Gross        Gross                                   Gross
                                    Amortized   Unrealized   Unrealized   Carrying       Amortized    Unrealized   Carrying
                                      Cost         Gains       Losses       Value           Cost        Gains        Value
                                   ------------ ------------ ------------ -----------    ----------- ------------- ----------
                                                                        (In thousands)

Mortgage-backed securities,
   available for sale              $    29,562  $      223   $        -   $  29,785      $    1,046  $       40    $  1,086
SBA Securities, available for
   sale                                82,515          124          (22)     82,617          27,987           -      27,987
                                   ------------ ------------ ------------ -----------    ----------- ------------- ----------
Total                              $  112,077   $      347   $      (22)  $ 112,402      $   29,033  $       40    $ 29,073
                                   ============ ============ ============ ===========    =========== ============= ==========

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


5.   Investment Securities (continued)

The Company expects to receive payments on investment securities available for sale over periods that are considerably shorter than the contractual maturities of the securities, which range from 6 to 30 years, due to prepayments. Realized gains on the sale of securities available for sale as determined by specific identification, were approximately $0, $78,000, and $1,198,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Carrying value of held for sale securities equals the estimated fair value.

Investment securities held to maturity were as follows:

                                                December 31, 2003                              December 31, 2002
                                      ---------------------------------------      ------------------------------------------
                                       Amortized                                    Amortized
                                        Cost and       Gross                         Cost and       Gross
                                        Carrying    Unrealized    Estimated          Carrying    Unrealized     Estimated
                                         Value         Gains     Fair Value           Value         Gains       Fair Value
                                      ------------- ------------ ------------      ------------- ------------ ---------------
                                                                          (In thousands)

Mortgage-backed securities, held to
   maturity                           $    40,106   $       66   $   40,172        $       -     $         -  $          -
                                      ------------- ------------ ------------      ------------- ------------ ---------------
Total                                 $    40,106   $       66   $   40,172        $       -     $         -  $          -
                                      ============= ============ ============      ============= ============ ===============

The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2003 is as follows:



                                            Available for Sale                         Held to Maturity
                                    Amortized Cost     Estimated Fair          Amortized Cost     Estimated Fair
                                                           Value                                      Value
                                                                   (In thousands)


  Within 1 year                    $                 $                       $                   $
                                                 -                 -                        -                 -
  Over 1 year through 5 years                  193               193                        -                 -
  After 5 years through 10 years             5,364             5,381                        -                 -
  Over 10 years                             76,958            77,043                        -                 -
                                   ----------------- -------------------     ------------------- -----------------
                                            82,515            82,617                        -                 -
Mortgage-backed securities                  29,562            29,785                   40,106            40,172
                                   ----------------- -------------------     ------------------- -----------------
Total                              $       112,077   $          112,402      $         40,106    $       40,172
                                   ================= ===================     =================== =================


At December 31, 2003 and 2002, mortgage backed securities and SBA securities with a carrying value of $1,166,000 and $926,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


6.   Loans Held for Sale and Investment

Loans Held for Investment

Loans held for investment consist of the following:

                                                                                    December 31,
                                                                                2003             2002
                                                                          ----------------------------------
                                                                                   (In thousands)


Residential loans                                                          $    178,463    $      54,420
Multi-family, commercial real estate, SBA commercial                            148,842          168,316
Construction loans                                                               21,304           34,175
Consumer loans and other                                                          2,977            4,313
(Discounts) premium, net                                                         (1,000)             570
Unearned fees                                                                      (798)            (699)
                                                                          ----------------------------------
                                                                                349,788          261,095
Less:
   Allowance for loan and valuation losses                                        4,986            3,444
                                                                          ----------------------------------

Loans held for investment, net                                             $    344,802     $    257,651
                                                                          ==================================


Activity  in the  allowance  for loan and  valuation  losses  on loans  held for investment is summarized as follows:
                                                             Years Ended December 31,
                                                     2003              2002             2001
                                               -----------------------------------------------------
                                                                  (In thousands)

Balance at beginning of year                   $                $         2,776   $         2,107
                                                         3,444
Provision for loan and valuation losses                  2,248            1,700             1,821
Charge-offs                                             (1,035)          (1,127)           (1,235)
Recoveries                                                 329               95                83
                                               -----------------------------------------------------
Balance at end of year                         $         4,986  $         3,444   $         2,776
                                               =====================================================


Loans Held for Sale

Loans held for sale consist of the following:
                                                                               December 31,
                                                                          2003             2002
                                                                    -----------------------------------
                                                                              (In thousands)

Residential loans                                                     $   722,192     $     941,249
SBA guaranteed commercial loans, school financing and other               267,705           191,400
Purchase premiums, net                                                     14,360             9,409
                                                                    -----------------------------------
                                                                        1,004,257         1,142,058
Less:
   Allowance for loan and valuation losses                                  4,803             5,899
                                                                    -----------------------------------

Loans held for sale, net                                              $   999,454      $  1,136,159
                                                                    ===================================

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


6.   Loans Held for Sale and Investment (continued)

Activity in the allowance for loan and valuation losses on loans held for sale is summarized as follows:

                                                          Years Ended December 31,
                                                   2003              2002             2001
                                            ------------------------------------------------------
                                                                (In thousands)

Balance at beginning of year                $         5,899   $        6,562    $          6,474
Provision for loan losses                             1,393            1,121              1,159
Charge-offs                                          (2,515)          (1,871)            (1,075)
Recoveries                                               26               87                  4
                                            ------------------------------------------------------
Balance at end of year                      $          4,803  $        5,899    $          6,562
                                            ======================================================


The  following  lists  information  related  to  nonperforming  loans  held  for investment and held for sale:
                                                                                   December 31,
                                                                               2003            2002
                                                                         ---------------------------------
                                                                                  (In thousands)

Loans on nonaccrual status in the held for investment portfolio            $     21,006    $     11,604
Loans on nonaccrual status in the held for sale portfolio                        10,444          19,214
                                                                         ---------------------------------
Total nonperforming loans                                                  $     31,450    $     30,818
                                                                         =================================

Interest  income that would have been  recognized  at
   original contract terms                                                 $       1,084   $        916
                                                                         =================================

The Company continues to accrue interest on government-sponsored loans such as Federal Housing Administration (FHA) insured and Department of Veterans' Affairs
(VA) guaranteed loans which are past due 90 or more days, as the majority of the interest on these loans is insured or guaranteed by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $12,164,000 and $34,791,000 as of December 31, 2003 and 2002, respectively.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


7.   Premises and Equipment

Premises and equipment consist of the following:

                                                                         December 31,
                                                                     2003             2002
                                                              ------------------------------------
                                                                        (In thousands)

Land                                                          $         3,450   $        3,520
Buildings                                                              14,069           13,987
Leasehold improvements                                                  4,377            2,992
Office furniture and equipment                                         15,152           20,513
                                                              ------------------------------------
                                                                       37,048           41,012
Less accumulated depreciation                                          12,067           13,307
                                                              ------------------------------------
Premises and equipment, net                                   $        24,981    $      27,705
                                                              ====================================

7.   Premises and Equipment

Included in premises and equipment, net at December 31, 2002 was $3,492,000 of assets sold under the Purchase Agreement with the sale of the production platform as discussed in Note 3 above. There was no gain or loss on the sale.

Included in occupancy and equipment expense is depreciation expense of premises and equipment of approximately $3,552,000, $3,478,000 and $2,797,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

8.   Mortgage Servicing Rights

The activity in the MSRs is summarized as follows:

                                                                 Years Ended December 31,
                                                          2003             2002              2001
                                                   ------------------------------------------------------
                                                                      (In thousands)
Mortgage servicing rights
  Balance at beginning of year                       $    79,234       $     78,893     $     71,529
  Purchases                                                  375                  -              530
  Originations                                             5,082             34,511           30,129
  Amortization                                           (32,497)           (24,176)         (21,862)
  Sales                                                        -             (9,994)          (1,433)
  Application of valuation allowance to write down
   impaired MSRs                                          (5,000)                 -                -
                                                   ------------------------------------------------------
  Balance before valuation allowance at
    end of year                                           47,194             79,234           78,893
                                                   ------------------------------------------------------

Valuation allowance for impairment of mortgage
   servicing rights
  Balance at beginning of year                           (14,400)              (181)               -
  Additions                                               (2,400)           (14,219)            (181)
  Application of valuation allowance to write down
   impaired MSRs                                           5,000                  -                -
  Recovery                                                 5,350                  -                -
                                                   ------------------------------------------------------
  Balance at end of year                                  (6,450)           (14,400)            (181)
                                                   ------------------------------------------------------
Valuation allowance for foreclosure costs                 (1,000)            (1,634)               -
                                                   ------------------------------------------------------
Mortgage servicing rights, net                       $    39,744       $     63,200     $     78,712
                                                   ======================================================


The Company's servicing activity is diversified throughout 50 states with concentrations at December 31, 2003, in Missouri, Texas, California, Arizona, New Mexico and Florida of approximately 14.5%, 14.3%, 13.9%, 9.0%, 8.2% and 5.0%, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced. As of December 31, 2003, 2002 and 2001, the Company subserviced loans for others of approximately $176,921,000, $26,613,000 and $889,000,000, respectively.

                     Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


8.   Mortgage Servicing Rights (continued)

The Company's servicing portfolio (excluding subserviced loans) is comprised of the following:

                                                             December 31,
                                                 2003                          2002
                                    --------------------------------------------------------------
                                                     Principal                      Principal
                                       Number         Balance         Number         Balance
                                      of Loans      Outstanding      of Loans      Outstanding
                                    --------------------------------------------------------------
                                                       (Dollars in thousands)
Freddie Mac                               6,194   $      253,245        9,027    $      417,583
Fannie Mae                               19,257        1,164,589       27,678         1,832,276
Ginnie Mae                               16,370        1,068,975       24,453         1,823,706
VA, FHA, conventional and other
   loans                                  9,034          696,727       13,489         1,260,062
                                    --------------------------------------------------------------
Total servicing portfolio                50,855    $   3,183,536       75,647     $   5,333,627
                                    ==============================================================

The Company's custodial escrow balances shown in the accompanying consolidated balance sheets at December 31, 2003 and 2002, pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at Matrix Bank in noninterest-bearing accounts. The balance of the custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

The estimated aggregate amortization of our MSR's for each of the next five years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $9,158,000,
$6,929,000,  $5,249,000,  $4,032,000,  $3,118,000,  respectively.  The estimated amortization is based on several assumptions as of December 31, 2003 with the most significant being the anticipated prepayment speeds of the underlying mortgages. It is reasonably possible the actual repayment speeds of the underlying mortgage loans may differ materially from the estimate repayment speed, and thus, the actual amortization may be significantly different than the amounts estimated.

                     Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


9.   Deposits

Deposit account balances are summarized as follows:

                                                           December 31,
                                             2003                                 2002
                             ---------------------------------------------------------------------------
                                           Percent of   Weighted                Percent of   Weighted
                                             Total    Average Rate                Total    Average Rate
                                Amount      Deposits                 Amount      Deposits
                             ---------------------------------------------------------------------------
                                                             (Dollars in thousands)

Passbook accounts             $     5,675      0.58%       1.28%  $     5,514       0.59%       1.31%
NOW accounts                      180,733     18.55        0.15       145,465      15.57        0.20
Money market accounts             576,088     59.14        0.71       334,508      35.82        0.91
                             ---------------------------------------------------------------------------
                                  762,496     78.28        0.58       485,487      51.98        0.69
Certificate accounts              211,563     21.72        2.89       448,470      48.02        2.63
                             ---------------------------------------------------------------------------
Deposits                        $ 974,059    100.00%       1.07%    $ 933,957     100.00%       1.62%
                             ===========================================================================

Included in NOW accounts are noninterest-bearing DDA accounts of $136,146,000 and $96,289,000 at December 31, 2003 and 2002, respectively.

Contractual maturities of certificate accounts as of December 31, 2003 are as follows:

                                                Under 12      12 to 36        36 to 60
                                                 months        months          months           Total
                                         ------------------------------------------------------------------
                                                                  (In thousands)

0.00-0.99%                               $        7,468  $               $                $
                                                                     -               -            7,468
1.00-1.99%                                       86,254          3,171               -           89,425
2.00-2.99%                                        6,925         10,372             596           17,893
3.00-3.99%                                        5,958          3,989           5,623           15,570
4.00-4.99%                                        9,257         39,940           9,553           58,750
5.00-5.99%                                        3,750          3,659           4,626           12,035
6.00-6.99%                                          616          9,031               -            9,647
7.00-7.99%                                          775              -               -              775
                                         ------------------------------------------------------------------
                                           $    121,003   $     70,162    $     20,398     $    211,563
                                         ==================================================================

Approximately $178,991,000 and $141,278,000 of fiduciary assets under administration by Sterling are included in NOW and money market accounts as of December 31, 2003 and 2002, respectively. Approximately $85,338,000 and $60,870,000 of MSCS customer assets under administration by MSCS are included in NOW and money market accounts as of December 31, 2003 and 2002, respectively. Included in certificate accounts are $104,608,000 and $327,335,000 of brokered deposits as of December 31, 2003 and 2002, respectively.

                     Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


9.   Deposits (continued)

Interest expense on deposits is summarized as follows:


                                                          Years Ended December 31,
                                                   2003              2002             2001
                                            ------------------------------------------------------
                                                               (In thousands)


Passbook accounts                           $             74  $            117  $            108
NOW accounts                                             327               570               929
Money market                                           3,602             3,684             4,291
Certificates of deposit                                9,335            17,125            29,544
                                            ------------------------------------------------------
Interest expense on deposits                $         13,338  $         21,496  $         34,872
                                            ======================================================


The aggregate amount of deposit accounts with a balance greater than $100,000 (excluding brokered deposits) was approximately $17,954,000 and $17,769,000 at December 31, 2003 and 2002, respectively.

10.   Borrowed Money

Borrowed money is summarized as follows:

                                                                                       December 31,
                                                                                   2003             2002
                                                                             ---------------------------------
                                                                                      (In thousands)

Borrowed Money
   Senior notes, interest at 11.50% payable semiannually, unsecured and
     maturing September 30, 2004                                             $     9,545       $    9,545
   $8,215,000 note payable to a third party financial institution due in quarterly  principal  installments  of $357,000 plus  interest, through December  31,  2004,  collateralized  by the common stock of Matrix  Bank; interest at LIBOR plus 2.65% (3.87% at December 31,
     2003)                                                                         6,073           7,501
   $12,000,000 revolving line of credit to a third party financial institution, through March 31, 2004, renewable annually,
     collateralized by the common  stock of Matrix  Bank;  interest at
     LIBOR plus 2.65%  (3.87% at December 31, 2003); $12,000,000
     available at December 31, 2003                                                    -               -
   Note payable with a bank, secured by real estate, interest only at
     7% at December 31, 2002, maturing September 30, 2004                          1,913           2,000
   School financing agreements, maturing September 2004 and September
     2005, collateralized by school financing; interest rates are variable based on the BMA mini-swap index.  Future financing commitment is at the discretion of the third-party lenders
                                                                                  30,439          32,328
   $50,000,000  at  December  31,  2002,  through  August 30,  2003, secured by mortgage loans held for sale, interest at LIBOR plus
   1.20% at December 31, 2002                                                          -          10,000
   Other financing agreements                                                          -              29
                                                                        ----------------------------------
Total                                                                   $         47,970 $        61,403
                                                                        ==================================


                     Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

10.   Borrowed Money (continued)

As of December 31, 2003, the maturities of borrowed money are as follows:

                                                                 (In thousands)

2004                                                            $     31,097
2005                                                                  16,873
                                                              ------------------
                                                                $     47,970
                                                              ==================

The Company must comply with certain financial and other covenants related to the foregoing debt agreements including, among other things, the maintenance of specific ratios, net income, net worth and other amounts as defined in the credit agreements, limiting the Company's and its subsidiaries' ability to declare dividends or incur additional debt, and requirements to maintain certain capital levels in certain subsidiaries. These covenants include requirements for the Company to maintain "consolidated tangible capital" of not less than $60,000,000, Matrix Bank to maintain "classified assets" of less than 4% of total assets from January 1, 2003 to and including March 31, 2004, and 3% of total assets thereafter, Matrix Bank to earn not less than $7,500,000 over the prior four quarters as of and for the end of each fiscal quarter, and maintain the requirements necessary such that Matrix Bank will not be classified as other than "well capitalized," all as defined in the regulations. At December 31, 2003, the Company was in compliance with the covenants described above. We are in the process of renewing the revolving line of credit, and anticipate it will be renewed with similar terms and conditions as those currently in effect. However, there can be no assurances that the bank stock loan will be renewed.

School Financing Agreement

The Company had approximately $29,119,000 and $31,100,000 at December 31, 2003 and 2002, respectively, in tax-exempt financing it originated to charter schools into two grantor trusts (Trusts). The Trusts then issued Class "A" Certificates and Class "B" Certificates, with the Class "A" Certificates being sold to various third party investors under a private placement at a price of par.

The "A" Certificates, under the two grantor trusts, are guaranteed by a letter of credit issued by a an unaffiliated financial institutions. The "A" Certificates' interest rate may be determined weekly, monthly or for a term for up to one year. The interest rate and the term of the interest rate are determined by the Remarking Agent, which is an investment bank for one trust and First Matrix, LLC (a wholly owned subsidiary of First Matrix) for the second trust. Generally, the Trusts are short-term in nature with an average life of three years or less.

The "B" Certificates are owned in part by the Company. The interest rate paid on the "A" Certificates is considered the Company's financing cost. The approximate cost of the financing at December 31, 2003 and 2002 was 1.54% and 1.55%, respectively. The interest that the Company receives through its ownership of the "B" Certificates is tax-exempt.

                     Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


10.   Borrowed Money (continued)

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

Through a Purchase and Sale Agreement, the Company has sold school financing loans to a third party financial institution. The Company provides scheduled interest and principal plus full recourse in the case of loss or default. The transaction was treated as a sale due to the transfer of control over the school financing loans. No gain or loss was recorded at the time of sale. The balance of the school financing loans sold with recourse was approximately $10,534,000 at December 31, 2003.

11. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Company

The Company has sponsored five trusts, Matrix Bancorp Capital Trust I, Matrix Bancorp Capital Trust II, Matrix Bancorp Capital Trust III, Matrix Bancorp Capital Trust IV and Matrix Bancorp Capital Trust V, of which 100% of the common equity is owned by the Company. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the "capital securities") to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company (the "debentures"). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable at either quarterly or semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the trusts are redeemable as noted below.

In the fourth quarter of 2003, as a result of applying the provisions of FIN 46 and early application of revised FIN 46, governing when an equity interest should be consolidated, the Company was required to deconsolidate these subsidiary trusts from its consolidated financial statements. The deconsolidation of the net assets and results of operations of the trusts had virtually no impact on the Company's consolidated financial statements or liquidity position because the Company continues to be obligated to repay the debentures held by the trusts and guarantees repayment of the capital securities issued by the trusts. The consolidated debt obligation related to the trusts increased from $64,500,000 to $66,525,000 upon deconsolidation with the difference representing the Company's common ownership interests in the trusts.

Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Company are summarized as follows:

                     Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

11. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Company (continued)

                                                                                       December 31,
                                                                                    2003             2002
                                                                           ----------------------------------
                                                                                      (In thousands)

Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts
Junior subordinated debentures owed to Matrix Bancorp Capital Trust I,
   10% junior subordinated debentures payable quarterly, unsecured and
   maturing September 30, 2029                                                 $  28,351         $
                                                                                                       -
Junior  subordinated  debentures owed to Matrix Bancorp Capital
   Trust II, 10.18% junior subordinated debentures payable semi-annually,
   unsecured and maturing June 8, 2031                                            12,400               -
Junior subordinated debentures owed to Matrix Bancorp Capital Trust
   III, 10.25% junior subordinated debentures payable semi-annually,
   unsecured and maturing July 25, 2031                                           15,464               -
Junior subordinated debentures owed to Matrix Bancorp Capital Trust IV,
   LIBOR plus 3.75% (4.97% at December 31, 2003) junior subordinated
   debentures payable semi-annually, unsecured and maturing December 8,                                -
   2031                                                                            5,155
Junior  subordinated  debentures  owed to Matrix Bancorp  Capital Trust V,
   LIBOR plus 3.625% (4.845% at December 31, 2003) junior subordinated
   debentures payable semi-annually, unsecured and maturing January 25,                                -
   2032                                                                            5,155
Capital  Securities of Matrix Bancorp  Capital Trust I, 10% junior subordinated debentures payable quarterly, unsecured and maturing
   September 30, 2029                                                                  -          27,500
Capital Securities of Matrix Bancorp Capital Trust II, 10.18% junior subordinated debentures payable semi-annually, unsecured and
   maturing June 8, 2031                                                               -          12,000
Capital Securities of Matrix Bancorp Capital Trust III, 10.25% junior subordinated debentures payable semi-annually, unsecured and
   maturing July 25, 2031                                                              -          15,000
Capital Securities of Matrix Bancorp Capital Trust IV, LIBOR plus 3.75%
   (5.140%  at  December  31,  2002)  junior  subordinated   debentures
   payable semi-annually, unsecured and maturing December 8, 2031
                                                                                       -           5,000
Capital  Securities of Matrix Bancorp Capital Trust V, LIBOR plus 3.625%
   (5.015% at December 31, 2002) junior subordinated  debentures payable
   semi-annually, unsecured and maturing January 25, 2032                              -           5,000
                                                                        ----------------------------------
Total                                                                          $  66,525         $64,500
                                                                        ==================================

                     Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

11. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Company (continued)

Following is a description of each of the trusts:

On July 30, 1999, Matrix Bancorp Capital Trust I (Trust I), a Delaware business trust formed by the Company, completed the sale of $27,500,000 of 10% preferred securities. Trust I also issued common securities to the Company and used the net proceeds from the offering to purchase $28,351,000 in principal amount of 10% junior subordinated debentures of the Company due September 30, 2029. The preferred securities accrue and pay distributions quarterly at an annual rate of 10% of the stated liquidation amount of $25 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust I under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust I. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part on or after September 30, 2004, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

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

                     Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


11. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Company (continued)

On November 28, 2001, Matrix Bancorp Capital Trust IV (Trust IV), a Delaware business trust formed by the Company, completed the sale of $5,000,000 of floating rate of six-month LIBOR plus 3.75% preferred securities. Trust IV also issued common securities to the Company and used the net proceeds from the offering to purchase $5,155,000 in principal amount of floating rate of six-month LIBOR plus 3.75% junior subordinated debentures of the Company due December 8, 2031. The preferred securities accrue and pay distributions semi-annually at the floating rate as described above percent of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust IV under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust IV. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after December 8, 2006, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

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

Capitalized expenses associated with the offerings of approximately $2,348,000 were included in other assets at December 31, 2002. These costs have also been deconsolidated as of December 31, 2003.

12.   FHLBank Borrowings

In connection with Matrix Bank's change in domicile in 2002, Matrix Bank obtains FHLBank advances from FHLBank of Topeka, which is the FHLBank that serves Denver, Colorado, and utilizes FHLBank of Topeka as its primary correspondent bank. This change was approved March 25, 2002. Long-term advances that existed at March 25, 2002 with FHLBank of Dallas are still outstanding under their original terms.

                     Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

12.   FHLBank Borrowings (continued)

The balances of FHLBank borrowings are as follows:

                                                  December 31,
                                             2003             2002
                                      ------------------------------------
                                                (In thousands)
FHLBank of Topeka borrowings             $    311,000      $     238,500
FHLBank of Dallas borrowings                  147,204            147,285
                                      ------------------------------------
                                         $    458,204      $     385,785
                                      ====================================

Advances of $266,000,000 at both December 31, 2003 and 2002, were borrowed under Convertible Advance and Short Option Advance (SOA) Agreements with the FHLBank. These SOA borrowings have a term of up to ten years, but are callable by the FHLBank beginning after a six-month to five-year lockout period, depending on the particular SOA borrowing. After the expiration of the lockout period, the SOA borrowings are callable at various intervals. If the FHLBank exercises its call option on a SOA borrowing, the FHLBank is required to offer replacement funding to the Company at a market rate of interest for the remaining term of the SOA borrowing. Additionally, under the terms of the SOA Agreement, the Company is not permitted to prepay or otherwise retire a callable SOA borrowing prior to the final maturity date. At December 31, 2003, the interest rates on the SOA borrowings ranged from 1.27% to 5.63%, and their possible call dates varied from January 2004 to November 2006. Community investment advances of $1,204,000 and $1,285,000 at December 31, 2003 and 2002, respectively, were borrowed under a fixed term and rate. At December 31, 2003, the advances are at a rate of 5.84% and mature June 2014. All advances are secured by first lien mortgage loans of Matrix Bank and all of its FHLBank stock.

Matrix Bank is on full custody status at FHLBank of Dallas, which requires Matrix Bank to place loan collateral at the FHLBank of Dallas. At December 31, 2003, loans collateralized by first lien mortgages of $251,107,000 and securities held for sale of $36,295,000 were pledged for FHLBank of Dallas advances. Matrix Bank is on blanket collateral status at FHLBank of Topeka, which requires Matrix Bank to identify, yet maintain in its possession, loan collateral pledged at FHLBank of Topeka. At December 31, 2003, loans collateralized by first lien mortgages of $483,000,000 and guaranteed SBA loans of $159,834,000 were pledged for the FHLBank of Topeka advances. As of December 31, 2003, Matrix Bank had available unused borrowings from the FHLBank of Topeka for advances of approximately $208,000,000.

                     Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


13.   Income Taxes

The income tax (benefit) provision consists of the following:

                                                          Years ended December 31,
                                                   2003              2002             2001
                                            ------------------------------------------------------
                                                                (In thousands)

Current:
   Federal                                  $         2,586   $            832  $        (7,713)
   State                                                366                 -               (15)

Deferred:
   Federal                                           (2,941)           (4,306)           11,162
   State                                               (437)             (843)              841
                                            ------------------------------------------------------
(Benefit) provision                         $           (426)  $       (4,317)  $         4,275
                                            ======================================================

A reconciliation of the (benefit) provision for income taxes with the expected income taxes based on the statutory federal income tax rate follows:

                                                          Years ended December 31,
                                                   2003              2002             2001
                                            ------------------------------------------------------
                                                               (In thousands)


Expected income tax (benefit) provision        $        646     $      (2,811)  $         4,348
State income tax  (benefit)  provision,  net
   of federal benefit                                   100              (556)              545
Other                                                (1,172)             (950)             (618)
                                            ------------------------------------------------------
(Benefit) provision for income taxes        $           (426) $        (4,317)  $         4,275
                                            ======================================================

The actual tax (benefit) provision differs from the expected tax expense (computed by applying the applicable United States Federal corporate tax rate of 34% and the composite state tax rates, which range from 4.5% to 8.0% to the
(loss) income before taxes for the years ended 2003, 2002 and 2001). This is principally due to state income tax expense and various income and expense items which are not deductible for tax purposes, including certain meal and entertainment deductions and nontaxable interest income.

Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes shown below.

                     Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


13.   Income Taxes (continued)

                                                                         December 31,
                                                                     2003             2002
                                                              ------------------------------------
                                                                        (In thousands)

Deferred tax assets:
   Allowance for loan and valuation losses                      $      5,401    $
                                                                                          6,481
   Deferred fees                                                       1,367              1,270
   Delinquent interest                                                     -                552
   Net operating loss carry-forwards                                       -              1,082
   Other                                                                 201                393
                                                              ------------------------------------
Total deferred tax assets                                              6,969              9,778

Deferred tax liabilities:
   Mortgage servicing rights                                    $     (6,435)    $      (12,992)
   Gain on sale of building                                           (1,318)            (1,368)
   Other                                                              (1,775)            (1,355)
                                                              ------------------------------------
Total deferred tax liabilities                                        (9,528)           (15,715)
                                                              ------------------------------------
Net deferred tax liability                                      $     (2,559)   $        (5,937)
                                                              ====================================

The net deferred tax liability is recorded in the accompanying consolidated balance sheets in income taxes payable and deferred income tax liability. The current and other income tax payable of $949,000 and $835,000 as of December 31, 2003 and 2002, respectively, is recorded in income taxes payable and deferred income tax liability.

There is no valuation allowance for gross deferred tax assets as of December 31, 2003 or 2002. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

14.   Regulatory

The Company is a unitary thrift holding company and, as such, is subject to the regulation, examination and supervision of the OTS.

                     Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


14.   Regulatory (continued)

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

Quantitative measures established by regulation to ensure capital adequacy require Matrix Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to total assets (as defined in the regulations). Management believes, as of December 31, 2003 and 2002, that Matrix Bank met all applicable capital adequacy requirements.

As of December 31, 2003, the most recent notification from the OTS categorized Matrix Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Matrix Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institution's category.

                                                                                      To Be Well Capitalized
                                                                                     Under Prompt Corrective
                                                                   For Capital          Action Provisions
                                             Actual             Adequacy Purposes
                                    --------------------------------------------------------------------------
                                       Amount      Ratio       Amount       Ratio       Amount      Ratio
                                    --------------------------------------------------------------------------
                                                             (Dollars in thousands)
As of  December 31, 2003
   Total Capital
     (to Risk Weighted Assets)       $ 108,689       12.1%    $ 72,104       8.0%       $ 90,129      10.0%
   Core Capital
     (to Adjusted Tangible Assets)     101,293        6.2       65,715       4.0          82,143       5.0
   Tier I Capital
     (to Risk Weighted Assets)         101,293       11.2          N/A        N/A         54,078       6.0

As of December 31, 2002
   Total Capital
     (to Risk Weighted Assets)       $ 100,367       11.5%    $ 70,179       8.0%       $ 87,724      10.0%
   Core Capital
     (to Adjusted Tangible Assets)       94,349       5.8       64,852       4.0          81,605       5.0
   Tier I Capital
     (to Risk Weighted Assets)           94,349      10.8          N/A        N/A         52,634       6.0


                    Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


14.  Regulatory (continued)

The various federal banking statutes to which Matrix Bank is subject also include other limitations regarding the nature of the transactions in which it can engage or assets it may hold or liabilities it may incur.

Matrix Bank is required to maintain vault cash or balances with the Federal Reserve Bank of Kansas City in a noninterest-earning account based on a percentage of deposit liabilities. The required reserve balance was $35,301,000 and $6,989,000 at December 31, 2003 and 2002, respectively.

As a wholly owned subsidiary of Matrix Bank, Matrix Financial is subject to OTS regulation. In addition, Matrix Financial is also subject to examination by various regulatory agencies involved in the mortgage banking industry. Each regulatory agency requires the maintenance of a certain amount of net worth, the most restrictive of which required $2,492,000 at December 31, 2003 and $5,561,000 at December 31, 2002. At December 31, 2003 and 2002, Matrix Financial was in compliance with these regulatory requirements.

First Matrix, headquartered in Denver, Colorado, a wholly owned subsidiary of Matrix Bancorp Trading, is a broker-dealer registered with the Securities and Exchange Commission (SEC) under rule 15c3-3(k)(2)(ii). First Matrix is subject to the SEC's Net Capital Rule that requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined by the regulations, shall not exceed 15 to 1. At December 31, 2003, First Matrix had a net capital deficiency of $(211,000), which was $281,000 under its required net capital of $69,000. The deficiency was calculated after two technical exceptions noted in connection with a routine examination of First Matrix's books and records by the NASD. The exceptions related to cash on hand at an affiliate bank, and deductible limits on fiduciary bond coverage. Upon receipt of the NASD's calculation of net capital deficiency, cash was transferred from First Matrix's account at Matrix Bank to First Matrix's clearing firm, which cured the capital deficiency.

Sterling, a Texas trust company, is generally required to maintain minimum restricted capital of at least $1,000,000, and may be required to maintain additional capital if the Texas Banking Commissioner determines that it is necessary to protect the safety and soundness of Sterling. At December 31, 2003, Sterling was in compliance with capital requirements under Texas law.

                    Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



15.   Shareholders' Equity

Stock Option Plan

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employee stock options. Under Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In 1996, the board of directors and shareholders adopted the 1996 Stock Option Plan, which amended and restated the Company's stock option plan adopted in 1995. The Company's 1996 Stock Option Plan, as amended, allows for the grant of options to substantially all of the Company's full-time employees and directors for up to 950,000 shares of the Company's common stock. Options granted generally have ten-year terms and vest based on the determination by the Company's compensation committee.

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

Pro forma information regarding net (loss) income and (loss) income per share is required by SFAS 148 and is included in Note 2. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 4.2%, 4.5% and 5.0%; a dividend yield of zero percent; volatility factors of the expected market price of the Company's common stock of 0.49, 0.52 and 0.57; and a weighted-average expected life of the option of four years.

The Black-Scholes option valuation model for used in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially

                    Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


15. Shareholders' Equity (continued)

affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the Company's stock option activity and related information is as follows:

                                                         Years ended December 31,
                                        2003                     2002                      2001
                             ------------------------------------------------------------------------------
                                            Weighted                 Weighted                  Weighted
                                            Average                   Average                  Average
                                            Exercise                 Exercise                  Exercise
                               Options       Price       Options       Price      Options       Price
                             ------------------------------------------------------------------------------

Outstanding, beginning of
   year                          678,125  $    10.11      611,825   $    9.99       496,700  $   10.54
Granted                           35,000        9.29       86,500       11.12       250,000       9.32
Exercised                         (9,000)       9.00       (1,700)       9.11       (16,250)      8.55
Forfeited                        (94,375)      10.07      (18,500)      10.44      (118,625)     11.09
                             -------------             -------------            -------------
Outstanding, end of year         609,750       10.10      678,125       10.11       611,825       9.99
                             =============             =============            =============


Exercisable end of year          436,900  $    10.24      397,655    $  10.31       306,683  $   10.34

Weighted average fair value
   of options granted during
   the year                   $   2.72                  $    6.20                $     5.79
                             =============             =============            =============

Options outstanding at December 31, 2003, have exercise prices ranging from $5.13 to $26.50 per share as outlined in the following table:

                                                      Weighted Average
                                    Weighted Average     Remaining                       Weighted Average
                  Number of Options  Exercise Price   Contractual Life     Number of      Exercise Price
Range of Exercise    Outstanding        Per Share                           Options         Per Share
      Prices                                                              Exercisable
-----------------------------------------------------------------------------------------------------------

  $        5.13            79,500          $  5.13             1.00             79,500      $   5.13
    7.00 - 7.88             7,500             7.29             7.50              3,000          7.29
    8.00 - 8.69            88,750             8.55             6.77             49,950          8.52
    9.15 - 9.86           134,000             9.71             8.20             46,250          9.80
   10.00 - 10.37          155,000            10.34             5.03            120,600         10.18
   11.50 - 13.88           69,500            12.47             5.02             62,100         12.46
   14.25 - 17.25           73,500            15.13             3.51             73,500         15.13
           26.50            2,000            26.50             5.33              2,000         26.50
                  -----------------------------------------------------------------------------------------
                          609,750           $10.10             6.27            436,900        $10.31
                  =========================================================================================


                    Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


15.   Shareholders' Equity (continued)

Employee Stock Purchase Plan

In 1996, the board of directors and shareholders adopted an Employee Stock Purchase Plan (Purchase Plan) and authorized, as amended, 250,000 shares of common stock (ESPP Shares) for issuance there under. The Purchase Plan became effective upon consummation of the initial public offering. The price at which ESPP Shares are sold under the Purchase Plan is 85% of the lower of the fair market value per share of common stock on the enrollment or the purchase date. As of December 31, 2003, there were 59,866 ESPP Shares available for future issuance.

16.   Commitments, Contingencies and Related Party Transactions

Leases

The Company leases office space and certain equipment under noncancelable operating leases. Annual amounts due under the office and equipment leases as of December 31, 2003 are approximately as follows:
                                                  (In thousands)

2004                                               $       1,158
2005                                                       1,065
2006                                                         942
2007                                                         363
2008                                                         185
Thereafter                                                   525
                                                  -------------------
                                                   $       4,238
                                                  ===================

Total  rent  expense  aggregated   approximately   $1,050,000,   $1,534,000  and
$1,674,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and is recorded in occupancy and equipment expense.

The Company,  through  Matrix Tower  Holdings,  LLC, an operating  subsidiary of
Matrix Bank, is a lessor of office space under various operating leases for Matrix Financial Center. Annual amounts expected for future minimum rental income as of December 31, 2003 are approximately:
                                                         (In thousands)

2004                                                       $     1,927
2005                                                             1,888
2006                                                             1,533
2007                                                             1,083
2008                                                               316
Thereafter                                                          20
                                                         -------------------
                                                         -------------------
                                                           $     6,767
                                                         ===================

                    Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



16.   Commitments, Contingencies and Related Party Transactions (continued)

Total rental income for the years ended December 31, 2003, 2002 and 2001 aggregated approximately $2,050,000, $1,172,000 and $0, respectively.

Included in the expected future office rents are the following amounts under an operating lease with MSCS: $129,000, $135,000, $136,000, $113,000 and $0 for
2004, 2005, 2006, 2007 and 2008, respectively.

Off-Balance Sheet Risk and Concentration of Commitments

A summary of the contractual amount of significant commitments follows:

                                                         December 31,
                                                     2003             2002
                                              ----------------------------------
                                                        (In thousands)

Loans secured by mortgages                     $      50,155     $      31,154
Construction loans                                    12,833            10,991
Commercial lines of credit                             1,583             8,338
Commercial loans                                         747             4,858
Consumer loans                                           848               581

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

Commercial credit off-balance sheet instruments are agreements to lend to, or provide a credit guarantee for, a customer as long as there is no violation of any condition established in the contract. Such instruments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Because many of these instruments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis, and the amount of collateral or other security obtained is based on management's credit evaluation of the customer.

                    Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


16.   Commitments, Contingencies and Related Party Transactions (continued)

Matrix Bancorp, Inc. has guaranteed, with 50% recourse to the joint venture partner, the indebtedness of MSCS to a third party financial institution, in an amount of no greater than $6,000,000 at December 31, 2003. There was no balance outstanding at MSCS on such indebtedness at December 31, 2003.

Risk Management Activities for MSRs

Ownership of MSRs exposes the Company to impairment of the value of MSRs in certain interest rate environments. The incidence of prepayment of a mortgage loan increases during periods of declining interest rates as the homeowner seeks to refinance the loan to a lower interest rate. If the level of prepayment on segments of the Company's mortgage servicing portfolio achieves a level higher than projected by the Company for an extended period of time, then impairment in the associated basis in the MSRs may occur. In 2001 through mid-2002, the Company implemented a strategy to mitigate this risk of retaining a portion of originated servicing as management believed that retaining servicing that was generated in the lower interest rate environment will incur less prepayment risk. During 2002, interest rates continued to decrease, which resulted in the Company incurring a significant provision against the value of its investment in mortgage servicing rights, as well as an increased level of repayment activity. Due to the interest rate environment and capital constraints, in late 2002 the Company began to sell the majority of its newly originated servicing, and continued in that strategy during 2003. The strategy is to reduce the Company's overall investment in mortgage servicing rights.

In the fourth quarter 2002, the Company elected to reinstate its hedging program to reduce the risk of loss in fair value of the mortgage servicing rights due to declining interest rates. The decision was based on the historically low interest rates, the continued weakening economy, the geopolitical environment and the impairment that the Company incurred to-date. At December 31, 2003, the Company hedged approximately $530,000,000 notional balance of its servicing portfolio, or 18.8%. During 2003, the Company recorded gains on sale of the derivatives of $708,000, which is recorded in other income. During the fourth quarter 2002, the Company hedged approximately $400,000,000 notional balance of its servicing portfolio, or 7.5%. As of December 31, 2002, the Company removed the hedge and recorded a gain on sale of the derivatives of $800,000, which is recorded in other income. The hedge was reinstated on January 2, 2003, at approximately $600,000,000 notional balance. Although the Company believes its hedging program could qualify for hedge accounting under SFAS 133, the Company did not attempt to qualify for hedge accounting treatment due to the requirements in SFAS 133 that were necessary to do so. The decision to increase or decrease hedging coverage will be based on several factors, including those discussed above, as well as the composition of the current servicing portfolio.

                    Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


16.   Commitments, Contingencies and Related Party Transactions (continued)

Contingencies

The Company and its subsidiaries are parties to various litigation matters, in most cases, involving ordinary and routine claims incidental to the business of the Company. The Company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will generally only accrue a loss for a pending litigation matter if, for example, the parties to the matter have entered into definitive settlement agreements or a final judgment adverse to the Company has been entered. Based on evaluation of the Company's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made as of December 31, 2003 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

In early 1999, Matrix Bancorp and Matrix Bank instituted an arbitration action with the American Arbitration Association in Phoenix, Arizona against Fidelity National Financial, Inc. The arbitration action arose out of an alleged breach by Fidelity of a Merger Termination Agreement entered into between the Company and Fidelity in connection with the termination of their proposed merger. The arbitration panel has ruled that the entire Merger Termination Agreement was unenforceable. The Company and Matrix Bank filed an appeal of the arbitration panel's decision in federal district court in Phoenix, Arizona, which has been denied. In October 2001, Fidelity initiated a second arbitration to determine the validity of a release given in connection with the Merger Termination Agreement. Matrix Bancorp contested that the releases were valid and, in the alternative, made a counterclaim against Fidelity demanding restitutional damages for the value of the releases if they were determined valid. The arbitration panel has held the releases to be valid and enforceable and has denied the Company's claim for restitutional damages. Fidelity has filed a motion requesting that it be awarded its attorney fees, and the panel has awarded Fidelity approximately $500,000. The Company has appealed the decision of the arbitration panel, and the ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

Sterling Trust Company has been named a defendant in an action filed in July 1999 styled Roderick Adderley, et. al. v. Advanced Financial Services, Inc., et. al. that was tried in Tarrant County, Texas District Court in the spring of 2000. The jury returned a verdict adverse to Sterling Trust with respect to two of 12 theories of liability posed by the plaintiffs, and a judgment was entered against Sterling Trust in the amount of approximately $6,400,000, plus post-judgment interest and conditional attorneys' fees for the plaintiffs in connection with any appeals. Sterling Trust appealed the judgment to the Court of Appeals for the Second District of

                    Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

16. Commitments, Contingencies and Related Party Transactions (continued)

Texas (Fort Worth). On July 31, 2003, the Court of Appeals affirmed and reversed in part the jury's verdict. The Court of Appeals affirmed the jury's award for actual damages of approximately $6,200,000 (plus post-judgment interest and attorneys' fees currently estimated to be approximately $2,800,000) but denied the punitive damage award of approximately $250,000. Sterling Trust continues to believe that it has meritorious points of appeal to the decision. On October 31, 2003, Sterling Trust filed its Petition for Review with the Supreme Court of Texas. On January 29, 2004, the Supreme Court of Texas notified the parties that it was requesting full briefing from the parties on the matter. However, an appeal to the Supreme Court of Texas is discretionary in nature, meaning that the Supreme Court of Texas does not automatically have to hear the case. Notwithstanding the request by the Supreme Court of Texas for full briefing on the matter, there can be no assurances that the Supreme Court of Texas will agree to hear the case or that, if heard, Sterling Trust's appeal will be successful. Because management has determined that the loss in this matter is not probable, no accrual for loss has been recorded in these financial statements. The ultimate legal and financial liability, if any, of the Company cannot be estimated with certainty at this time.

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

Sterling Trust was named a defendant in several putative class action lawsuits instituted in November 2000 by one law firm in Pennsylvania. All of such lawsuits were originally filed in the United States District Court for the Western District of Pennsylvania. On April 26, 2001, the District Court for the Western District of Pennsylvania ordered that all of such cases be transferred to the United States District Court for the Western District of Texas so that Sterling Trust could properly present its motion to compel arbitration. Sterling Trust filed separate motions to compel arbitration in these actions, all of which were granted. Each of the six plaintiffs timely filed arbitration demands with the American Arbitration Association. The demands seek damages and allege Sterling Trust breached fiduciary duties and was negligent in administrating each claimant's self-directed individual retirement account holding a nine-month promissory note. Each of these arbitration actions has been abated pending the outcome of the matter pending in the Superior Court of the State of California discussed in the following paragraph. Sterling Trust believes it has meritorious defenses and is defending the matters vigorously. The ultimate legal and financial liability, if any, of the Company cannot be estimated with certainty at this time.

                    Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


16.   Commitments, Contingencies and Related Party Transactions (continued)

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

A former customer of the Company is a debtor in a Chapter 11 proceeding under the Bankruptcy Code pending in the United States Bankruptcy Court for the Eastern District of New York. Prior to the bankruptcy filing, the Company had provided the customer with a purchase/repurchase facility under which the Company purchased residential mortgage loans from the customers, with the customer having the right or obligation to repurchase such mortgage loans within a specified period of time. The Company purchased approximately $12,400,000 in original principal amount (the Purchased Loans) at the time of the Chapter 11 filing. The principals of the customer were indicted for fraud in connection with financial improprieties committed. Various third parties have instituted lawsuits, adversary proceedings or competing bankruptcy claims against the Company claiming an equitable interest in approximately eighteen of the Purchased Loans (approximately $2,100,000 in original principal amount). These third parties consist primarily of title companies, closing attorneys and other closing agents that provided settlement funds in connection with the funding of a borrower's mortgage loan, in many cases, we believe in violation of various "good funds" laws, which typically require a closing agent to wait for receipt of "good funds" prior to disbursement of settlement funds on the origination of a loan. After providing settlement funds, these closing agents discovered that the customer had either provided company checks with insufficient funds or had inappropriately placed a stop payment on the checks. To date, the Company has reached settlements or prevailed on the merits in connection with all of these loans, with the exception of third parties claiming ownership of, or an interest in seven loans having an original principal balance of approximately $830,000. The Company intends to continue to vigorously defend the claims of these third parties with respect to the

                    Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


16. Commitments, Contingencies and Related Party Transactions (continued)

remaining seven loans in this category to which there continues to be a dispute. The ultimate legal and financial liability of the Company, if any, in any of the matters involving these seven loans cannot be estimated with certainty at this time.

Additionally, certain parties in the chain of title to property securing approximately $2,700,000 of loans (approximately 20 loans), including sellers and prior lien holders, are seeking to void or rescind their transactions on the theory that they never received consideration. The Company has reached settlements with respect to all of these loans, with the exception of third parties claiming ownership of, or an interest in seven of these properties. The Company intends to continue to vigorously defend the claims of these third parties with respect to the remaining seven loans in this category. The ultimate legal and financial liability of the Company, if any, in any of the matters involving these seven loans cannot be estimated with certainty at this time.

In connection with the review of the relationship between the Company and the debtor, the trustee for the debtor claimed an interest in each of the loans that had been purchased by the Company from the debtor. The trustee's claims included theories that, with respect to certain other loans, the Company was a secured creditor (as opposed to a purchaser), and with respect to certain other loans, that the Company was and unsecured creditor (as opposed to a purchaser). Accordingly, the trustee concluded, depending on which of the above theories a particular loan fit into, that the trustee was either entitled to a surcharge with respect to the loans or that the estate in fact continued to own the loans. During 2003, the Company and the trustee reached an agreement to settle these claims, and this matter has now been closed.

The trustee has also initiated an adversarial action against the Company seeking to recover as an avoidable preference approximately $6,100,000 payments by the debtor to the Company during the 90 days proceeding the filing of bankruptcy. The Company believes that it will successfully demonstrate to the Bankruptcy Court that the amount claimed was purchase money belonging to the Company returned by the debtor for loans that did not close and were not sold to the Company. The Company believes it has adequate defenses and intends to vigorously defend this action. The ultimate legal and financial liability of the Company, if any, in any of these matters cannot be estimated with certainty at this time.

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

                    Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


16.   Commitments, Contingencies and Related Party Transactions (continued)

Related Party Transactions

In June of 2002, the Company accepted the resignation of Guy A. Gibson as the President and Chief Executive Officer of the Company. Mr. Gibson is still serving on the Board of Directors of the Company and is providing ongoing consulting services to the Company. Under the terms of a Consulting Agreement entered into with Mr. Gibson, the Company paid Mr. Gibson $500,000 in 2003 for his consulting services. The expense is recorded in compensation and employee benefits expense in the consolidated statements of operations.

17.   Defined Contribution Plan

The Company has a 401(k) defined contribution plan (Plan) covering all employees who have elected to participate in the Plan. Each participant may make pre-tax contributions to the Plan up to 25% of such participant's earnings with a maximum of $12,000 in 2003. The Company makes a matching contribution of 50% of the first 6% of the participant's compensation deferred of the participant's total contribution. Matching contributions made by the Company vest over five years. The Company contributed approximately $643,000, $716,000 and $298,000 during the years ended December 31, 2003, 2002 and 2001, respectively, which and was recorded in compensation and employee benefits expense in the consolidated statements of operations.

18.   Fair Value of Financial Instruments

The carrying amounts and estimated fair value of financial instruments are as follows:

                                                               December 31,
                                                       2003                      2002
                                            ------------------------------------------------------
                                                           Estimated                  Estimated
                                              Carrying       Fair        Carrying       Fair
                                               Amount        Value        Amount        Value
                                            ------------------------------------------------------
                                                               (In thousands)

Financial assets:
   Cash and cash equivalents                  $   34,510   $   34,510 $     62,412    $   62,412
   Investment securities - available for
     sale                                        112,402      112,402       29,073        29,073
   Investment securities - held to maturity
                                                  40,106       40,172            -             -
   Loans held for sale, net                      999,454    1,003,092    1,107,919     1,112,841
   Loans held for investment, net                344,802      341,937      285,891       290,084
   FHLBank stock                                  30,682       30,682       30,379        30,379


                    Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


18.   Fair Value of Financial Instruments (continued)

                                                                December 31,
                                                       2003                      2002
                                            ------------------------------------------------------
                                                           Estimated                  Estimated
                                              Carrying       Fair        Carrying       Fair
                                               Amount        Value        Amount        Value
                                            ------------------------------------------------------
                                                               (In thousands)
Financial liabilities:
   Deposits                                   $  974,059   $  977,280   $  933,957     $ 936,809
   Custodial escrow balances                      85,466       85,466      151,790       151,790
   Payable for purchase of MSRs                      201          201          782           782
   FHLBank borrowings                            458,204      469,415      385,785       400,418
   Borrowed money and junior subordinated
     debentures                                  114,495      115,018      125,903       126,849

The following methods and assumptions were used by the Company in estimating the fair value of the financial instruments:

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, securities, FHLBank stock, payable for purchase of MSRs and certain components of borrowed money approximate those assets' and liabilities' fair values based on the nature of the asset or liability.

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

The fair value disclosed for FHLBank borrowings is estimated using a discounted cash flow calculation that applies interest rates currently being offered on FHLBank borrowings. The fair value for the remainder of borrowed money, which includes the Company's 11.50% senior notes and guaranteed preferred beneficial interests, is based on over the counter market prices, if available.

The fair value disclosed for demand deposits (e.g., interest and noninterest checking, savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected periodic maturities on time deposits. The component commonly referred to as deposit base intangible, was not estimated at December 31, 2003 and 2002, and is not considered in the fair value amount. The fair value disclosed for custodial escrow balances liabilities (noninterest checking) is, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).

                    Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)



19.   Parent Company Condensed Financial Information

Condensed financial information of Matrix Bancorp, Inc. (Parent) is as follows:

                                                                         December 31,
                                                                     2003             2002
                                                              ------------------------------------
                                                                        (In thousands)

Condensed Balance Sheets
Assets:
   Cash                                                       $        3,192      $        854
   Loans receivable                                                        -             2,430
   Other receivables                                                       -               491
   Premises and equipment, net                                           696               915
   Other assets                                                        5,311             3,046
   Investment in and advances to subsidiaries                        157,146           157,480
                                                              ------------------------------------
Total assets                                                    $    166,345      $    165,216
                                                              ====================================

Liabilities and shareholders' equity:
   Borrowed  money and junior  subordinated  debentures
     owed to  unconsolidated subsidiary trusts and
     corporation-obligated  mandatorily redeemable
     capital securities of subsidiary trusts holding
     solely debentures of the Company (a)                       $     82,143      $     86,046
   Other liabilities                                                  14,518            12,234
                                                              ------------------------------------
Total liabilities                                                     96,661            98,280
Shareholders' equity:
   Common stock                                                            1                 1
   Treasury shares                                                         -                 -
   Additional paid-in capital                                         20,615            20,375
   Retained earnings                                                  48,859            46,534
   Accumulated other comprehensive income                                209                26
                                                              ------------------------------------
Total shareholders' equity                                            69,684            66,936
                                                              ------------------------------------
Total liabilities and shareholders' equity                      $    166,345      $    165,216
                                                              ====================================

(a) The Parent's debt is set forth in a table following the condensed statements of cash flows. The Parent also guarantees a portion the financing related to charter schools. See Note 10 and Note 11 for additional information regarding the debt.

                    Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


19.   Parent Company Condensed Financial Information (continued)

                                                                  Years ended December 31,
                                                            2003             2002            2001
                                                     ----------------------------------------------------
                                                                       (In thousands)

       Condensed Statements of Operations
       Income:
          Interest income on inter-company
            advances                                   $         52     $      1,232     $     2,395
          Other                                                  46               57           1,230
                                                     ----------------------------------------------------
       Total income                                              98            1,289           3,625

       Expenses:
          Compensation and employee benefits                  4,468            4,584           3,529
          Occupancy and equipment                               745              817             748
          Interest on borrowed money                          7,628            7,766           8,511
          Professional fees                                     947              299             437
          Other general and administrative                      731              943           2,553
                                                     ----------------------------------------------------
       Total expenses                                        14,519           14,409          15,778
                                                     ----------------------------------------------------


       Loss before income taxes and equity income of
          subsidiaries                                      (14,421)         (13,120)        (12,153)
       Income taxes (b)                                           -                -               -
                                                     ----------------------------------------------------
       Loss before equity income of subsidiaries            (14,421)         (13,120)        (12,153)
       Equity income of subsidiaries                         16,746            9,168          20,665
                                                     ----------------------------------------------------
       Net income (loss)                             $         2,325    $     (3,952)  $       8,512
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

                    Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


19.   Parent Company Condensed Financial Information (continued)


                                                            Years ended December 31,
                                                     2003             2002              2001
                                              ------------------------------------------------------
                                                                 (In thousands)
Condensed Statements of Cash Flows
   Operating activities:
   Net income (loss)                            $       2,325     $      (3,952)   $       8,512
   Adjustments to reconcile net income (loss)
     to net cash (used) provided by operating
     activities:
       Equity income of subsidiaries                  (16,746)           (9,168)         (20,665)
       Dividends from subsidiaries                      6,593             8,485           11,996
       Depreciation and amortization                      566               757              703
       Unrealized gain (loss) on securities
         available for sale                               183                 1             (794)
       Loss on sublease                                     -               700                -
       Increase (decrease) in other
         liabilities                                    2,284             4,647             (888)
       Decrease (increase) in other
         receivables and other assets                   2,527               534           (3,133)
                                              ------------------------------------------------------
Net cash (used in) provided by operating
   activities                                          (2,268)            2,004           (4,269)


Investing activities:
   Purchases of premises and equipment                   (193)             (274)            (606)
   Investment in and advances to subsidiaries
                                                        5,987            (5,042)         (19,331)
                                              ------------------------------------------------------
Net cash provided by (used in) investing
   activities                                           5,794            (5,316)         (19,937)


Financing activities:
   Repayments of notes payable and revolving
     line of credit                                   (11,778)          (34,877)         (49,437)
   Proceeds from notes payable and revolving
     line of credit                                    10,350            34,396           43,250
   Shares repurchased                                       -              (726)            (746)
   Proceeds from capital securities of
     subsidiary trusts                                      -             4,917           30,977
   Proceeds from issuance of common stock
                                                          240               301              317
                                              ------------------------------------------------------
Net cash (used in) provided by financing
  activities                                           (1,188)            4,011           24,361
                                              ------------------------------------------------------
Increase in cash                                        2,338               699              155
Cash at beginning of year                                 854               155                -
                                              ------------------------------------------------------
Cash at end of year                           $         3,192   $           854  $           155
                                              ======================================================


                    Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


19.   Parent Company Condensed Financial Information (continued)

Parent Company Debt is set forth below:

                                                                           December
                                                                     2003             2002
                                                              ------------------------------------
                                                                        (In thousands)

Senior notes                                                  $         9,545   $         9,545
Bank stock loan                                                         6,073             7,501
                                                              ------------------------------------
Total term notes                                                       15,618            17,046
Bank stock revolving line of credit                                         -                 -
Junior subordinated debentures owed to unconsolidated
   subsidiary trusts                                                   66,445                 -
Capital securities of subsidiary trusts                                     -            64,500
Other                                                                       -             4,500
                                                              ------------------------------------
Total debt                                                     $       82,063    $       86,046
                                                              ====================================

As of December 31, 2003, the maturities of debt are as follows:
                                                                           (In thousands)

2004                                                                     $         15,618
Thereafter                                                                         66,445
                                                                         ----------------------
                                                                         $         82,063
                                                                         ======================

20.   Selected Quarterly Financial Data (Unaudited)

                                                                         2003
                                           -----------------------------------------------------------------
                                                Fourth          Third           Second          First
                                               Quarter         Quarter         Quarter         Quarter
                                           -----------------------------------------------------------------
                                                           (In thousands except share data)

      Operations:
      Net interest income before provision
         for loan and valuation losses       $     9,966   $      10,295    $      10,710   $     10,737
      Provision for loan and valuation
         losses                                      990           1,114              842            695
      Noninterest income                          15,675          14,782           21,047         17,825
      Noninterest expense                         24,185          23,932           34,101         28,750
                                           -----------------------------------------------------------------
      Income (loss) from continuing
         operations before income taxes              466              31           (3,186)          (883)
      Income tax benefit                            (185)           (289)          (1,558)          (543)
      Income (loss) from continuing
         operations                                  651             320           (1,628)          (340)

      Discontinued operations:
      Income (loss) from discontinued
         operations, net of income taxes             373          (2,360)           3,057          2,252
                                           -----------------------------------------------------------------
      Net income (loss)                       $    1,024    $     (2,040)   $       1,429    $     1,912
                                           =================================================================


                    Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


20.   Selected Quarterly Financial Data (Unaudited) (continued)


                                                                         2003
                                           -----------------------------------------------------------------
                                                Fourth          Third           Second          First
                                               Quarter         Quarter         Quarter         Quarter
                                           -----------------------------------------------------------------
                                                           (In thousands except share data)

      Net income (loss) per share data
                                           -----------------------------------------------------------------
      Basic                                $         0.16  $        (0.31) $       0.22    $        0.30
                                           =================================================================
      Diluted                              $         0.16  $        (0.31) $       0.22    $        0.29
                                           =================================================================

      Balance Sheet:
      Total assets                         $   1,723,924   $   1,601,340   $    1,744,670  $   1,697,475
      Total loans, net                         1,344,256       1,282,838        1,384,642      1,376,386
      Shareholders' equity                        69,684          68,299           70,324         68,856


                                                                         2002
                                           -----------------------------------------------------------------
                                                Fourth          Third           Second          First
                                               Quarter         Quarter         Quarter         Quarter
                                           -----------------------------------------------------------------
                                                           (In thousands except share data)

      Operations:
      Net interest income before provision
         for loan and valuation losses     $      11,472   $      11,337   $       11,028  $       8,873
      Provision for loan and valuation
         losses                                      357             895              532          1,037
      Noninterest income                          14,530          16,034           15,859         15,511
      Noninterest expense                         32,167          37,342           26,312         23,027
                                           -----------------------------------------------------------------
      (Loss) income from continuing
         operations before income taxes           (6,522)        (10,866)              43            320
      Income tax benefit                          (2,741)         (4,675)            (309)           (31)
      Income (loss) from continuing
         operations                               (3,781)         (6,191)             352            351

      Discontinued operations:
      Income from discontinued operations,
         net of income taxes                       2,088             990              552          1,687
                                           -----------------------------------------------------------------
      Net (loss) income                    $       (1,693) $      (5,201)   $         904  $       2,038
                                           =================================================================

      Net (loss) income per share data
                                           -----------------------------------------------------------------
      Basic                                $       (0.26)  $      (0.81)   $         0.14  $
                                                                                                    0.31
                                           =================================================================
      Diluted                              $       (0.26)  $      (0.81)   $         0.14  $        0.31
                                           =================================================================

      Balance Sheet:
      Total assets                         $   1,701,405   $   1,778,046   $    1,623,223  $   1,570,227
      Total loans, net                         1,393,810       1,449,773        1,303,835      1,210,458
      Shareholders' equity                        66,936          68,337           73,540         72,625



21.   Segments of the Company and Related Information

The Company has four reportable segments under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information": a traditional banking subsidiary, a mortgage banking

                    Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)

21.   Segments of the Company and Related Information (continued)

subsidiary, two brokerage and consulting subsidiaries and a school services subsidiary. The traditional banking subsidiary provides deposit and lending services to its customers and also makes investments in residential mortgage loans. The mortgage banking subsidiary owns residential MSRs and services the mortgage loans underlying those MSRs, and has some minimal mortgage origination activity. The brokerage subsidiaries offer brokerage and consulting services for residential MSRs and brokerage services for whole loan activities, retail and fixed income activities, and SBA loans and securities. The school services subsidiary provides outsourced business and consulting services, as well as financing to charter schools. The remaining subsidiaries are included in the "all other" category for purposes of Statement No. 131 disclosures and consist primarily of the Company's trust operations, real estate disposition services and the Parent company operations.

The Company evaluates performance and allocates resources based on operating profit or loss before income taxes. Accordingly, the information presented in this table is from continuing operations, which excludes the financial results of the wholesale production platform for all of the years presented. The platform was sold in 2003 as discussed in Note 3. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices (i.e., prices that would be paid if the companies were not affiliates).

For the years ended December 31:

                                                        Servicing
                            Traditional   Mortgage    Brokerage and     School
                              Banking     Banking      Consulting      Services    All Others      Total
                           ----------------------------------------------------------------------------------
                                                              (In thousands)

2003
Revenues from external
   customers:
     Interest income       $    62,286  $     5,132   $         285  $    5,607  $         397 $    73,707
     Noninterest income          8,345       32,538          10,707       2,240         15,499      69,329

Intersegment revenues            3,059        3,236           2,028          11          1,814      10,148

Interest expense                22,773        3,082              47           5          6,092      31,999

Depreciation/amortization          702       32,758             123         778          1,622      35,983

Segment income (loss) from
   continuing operations
   before income taxes
                                23,355      (12,608)          4,028      (4,616)       (13,731)     (3,572)

Segment assets (a)           1,647,833      114,743           9,244      62,768        182,925   2,017,573


                    Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


21. Segments of the Company and Related Information (continued)

                                                        Servicing
                            Traditional   Mortgage    Brokerage and     School
                              Banking     Banking      Consulting      Services    All Others      Total
                           ----------------------------------------------------------------------------------
                                                                      (In thousands)

2002
Revenues from external
   customers:
     Interest income       $    71,320  $     5,220   $         123  $    6,823  $          501  $  83,988
     Noninterest income          4,677       31,499           9,273       6,445          10,040     61,934

Intersegment revenues            3,019        3,694           1,192          11          2,260      10,176

Interest expense                31,037        3,019             154       2,771          4,297      41,278

Depreciation/amortization          602       25,433             109       1,405          1,383      28,932

Segment income (loss) from
   continuing operations
   before income taxes
                                20,081      (19,377)          2,311      (6,736)       (13,304)    (17,025)

Segment assets (a)           1,556,268      527,328           7,209      70,237         50,842   2,211,884

2001
Revenues from external
   customers:
     Interest income       $    87,188  $       839 $            14  $    6,854   $        175  $   95,070
     Noninterest income          9,652       30,889           3,658       7,252          6,936      58,387

Intersegment revenues            1,385        4,418           2,345           -          3,346      11,494

Interest expense                51,008        4,113              85       4,931          4,750      64,887

Depreciation/amortization          489       23,013             124         360            992      24,978

Segment income (loss) from
   continuing operations
   before income taxes
                                21,529       (5,529)         (1,406)     (1,177)       (13,412)          5

Segment assets (a)           1,410,072      669,317           6,506      78,131         57,367   2,221,393

(a) See reconciliation to total consolidated assets in the following table.


                                                            2003             2002              2001
                                                     -------------------------------------------------------
                                                                         (In thousands)

Revenues for year ended December 31:
Interest income for reportable segments              $         73,310  $         83,486  $        94,895
Noninterest income for reportable segments                    53,830            51,894            51,451
Intersegment revenues for reportable segments                  8,334             7,916             8,148
Other revenues                                                17,710            12,802            10,457
Elimination of intersegment revenues                         (10,148)          (10,176)          (11,494)
                                                     -------------------------------------------------------
Total consolidated revenues                          $       143,036   $       145,922   $        153,457
                                                     =======================================================


                    Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)


21. Segments of the Company and Related Information (continued)

                                                            2003             2002              2001
                                                     -------------------------------------------------------
                                                                         (In thousands)

(Loss) income for year ended December 31:
Total profit for reportable segments                 $         10,159  $        (3,721)   $       13,417
Other loss                                                   (13,117)          (12,664)          (13,339)
Elimination of intersegment profit (loss)                       (614)             (640)              (73)
                                                     -------------------------------------------------------
(Loss) income before income taxes                    $         (3,572) $        (17,025)  $            5
                                                     =======================================================

Assets as of December 31:
Total assets for reportable segments                  $    1,834,588    $    2,161,042    $    2,164,026
Other assets                                                 182,925            50,842            57,367
Elimination of intersegment receivables                     (282,574)         (497,514)         (563,304)
Other intersegment eliminations                              (11,015)          (12,965)          (11,149)
                                                     -------------------------------------------------------
Total consolidated assets                             $    1,723,924    $    1,701,405    $    1,646,940
                                                     =======================================================


Other Significant Items for the year ended December 31:
Depreciation/amortization expense:
   Segment totals                                     $         34,361  $        27,549   $       23,986
   Intersegment adjustments                                      1,622            1,383              992
                                                     -------------------------------------------------------
Consolidated totals                                   $         35,983  $        28,932   $       24,978
                                                     =======================================================

Interest expense:
   Segment totals                                    $         25,907  $        36,981  $         60,137
   Intersegment adjustments                                     6,092            4,297             4,750
                                                     -------------------------------------------------------
Consolidated totals                                  $         31,999  $        41,278  $         64,887
                                                     =======================================================

