Form 10-Q
period 2004-03-31
MATRIX BANCORP INC
filed 2004-05-04
CIK 944725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

     Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on April 29, 2004 was 6,518,981 shares.

                                                 TABLE OF CONTENTS




                                          PART I - Financial Information


    ITEM 1.       Financial Statements

                  Condensed Consolidated Balance Sheets
                        March 31, 2004 (unaudited) and December 31, 2003..................................3

                  Condensed Consolidated Statements of Income
                        Three months ended March 31, 2004 and 2003 (unaudited)............................4

                  Condensed Consolidated Statements of Shareholders' Equity
                        Three months ended March 31, 2004 and 2003 (unaudited)............................6

                  Condensed Consolidated Statements of Cash Flows
                        Three months ended March 31, 2004 and 2003 (unaudited)............................7

                  Notes to Condensed Consolidated Financial Statements (unaudited)........................9

    ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.................................................................15

    ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk..............................25

    ITEM 4.       Controls and Procedures.................................................................25


                                                          PART II - Other Information


    ITEM 1.       Legal Proceedings.......................................................................26

    ITEM 2.       Changes in Securities, Use of Proceeds and Issuer
                  Purchases of Equity Securities..........................................................26

    ITEM 6.       Exhibits and Reports on Form 8-K........................................................26

    SIGNATURES............................................................................................28


                          Part I - Financial Information

Item 1.   Financial Statements


                      Matrix Bancorp, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                (Dollars in thousands, except share information)



                                                                                          March 31,          December 31,
                                                                                            2004                 2003
                                                                                   ------------------------------------------

Assets                                                                                    (Unaudited)
Cash and cash equivalents                                                          $            54,625     $          32,538
Interest-earning deposits and federal funds sold                                                 6,929                 1,972
Investment securities                                                                          233,315               152,508
Loans held for sale, net                                                                       934,300               999,454
Loans held for investment, net                                                                 346,980               344,802
Mortgage servicing rights, net                                                                  34,559                39,744
Other receivables                                                                               37,181                43,884
FHLBank stock, at cost                                                                          29,908                30,682
Foreclosed real estate                                                                           8,372                 8,538
Premises and equipment, net                                                                     24,378                24,981
Bank owned life insurance                                                                       20,870                20,613
Other assets, net                                                                               22,406                24,208
                                                                                   ------------------------------------------
Total assets                                                                       $         1,753,823     $       1,723,924
                                                                                   ==========================================

Liabilities and shareholders' equity
Liabilities:
Deposits                                                                           $           948,690     $         974,059
Custodial escrow balances                                                                       95,248                85,466
FHLBank borrowings                                                                             498,183               458,204
Borrowed money                                                                                  56,869                47,970
Junior subordinated debentures owed to unconsolidated subsidiary trusts                         66,525                66,525
Other liabilities                                                                               14,138                18,508
Income taxes payable and deferred income tax liability                                           2,901                 3,508
                                                                                   ------------------------------------------
Total liabilities                                                                            1,682,554             1,654,240
                                                                                   ------------------------------------------

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 5,000,000 shares;                                     -                     -
  no shares outstanding
Common stock, par value $0.0001; authorized 50,000,000 shares; issued and
   outstanding 6,518,981 shares at March 31, 2004 and December 31, 2003                              1                     1
Additional paid-in capital                                                                      20,615                20,615
Retained earnings                                                                               50,161                48,859
Accumulated other comprehensive income                                                             492                   209
                                                                                   ------------------------------------------
Total shareholders' equity                                                                      71,269                69,684
                                                                                   ------------------------------------------
Total liabilities and shareholders' equity                                         $         1,753,823   $         1,723,924
                                                                                   ==========================================

See accompanying notes.

                      Matrix Bancorp, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                (Dollars in thousands, except share information)
                                   (Unaudited)





                                                                                              Quarter Ended
                                                                                                 March 31,
                                                                                            2004             2003
                                                                                   -----------------------------------

Interest and dividend income:
  Loans and securities                                                             $          17,597   $       19,168
  Interest-earning deposits                                                                      229              276
                                                                                   -----------------------------------
Total interest and dividend income                                                            17,826           19,444
                                                                                   -----------------------------------

Interest expense:
  Deposits                                                                                     2,660            4,023
  Borrowed money and junior subordinated debentures                                            4,817            4,684
                                                                                   -----------------------------------
Total interest expense                                                                         7,477            8,707
                                                                                   -----------------------------------

Net interest income before provision for loan and valuation losses                            10,349           10,737
Provision for loan and valuation losses                                                        1,299              695
                                                                                   -----------------------------------
Net interest income after provision for loan and valuation losses                              9,050           10,042
                                                                                   -----------------------------------

Noninterest income:
  Loan administration                                                                          4,668            6,269
  Brokerage                                                                                    2,952            2,340
  Trust services                                                                               1,951            1,613
  Real estate disposition services                                                             2,389            1,364
  Gain on sale of loans and securities                                                         2,084            3,446
  School services                                                                                671              616
  Other                                                                                        2,695            2,177
                                                                                   -----------------------------------
Total noninterest income                                                                      17,410           17,825
                                                                                   -----------------------------------

Noninterest expense:
  Compensation and employee benefits                                                           8,960            9,066
  Amortization of mortgage servicing rights                                                    4,671            8,899
  Occupancy and equipment                                                                      1,559            1,518
  Postage and communication                                                                      587              707
  Professional fees                                                                              737              975
  Data processing                                                                                623              659
  Impairment on mortgage servicing rights                                                      1,156                -
  Other general and administrative                                                             6,842            6,927
                                                                                   -----------------------------------
Total noninterest expense                                                                     25,135           28,751
                                                                                   -----------------------------------

Income (loss) from continuing operations before income taxes                                   1,325             (884)
Income tax provision (benefit)                                                                   160             (544)
                                                                                   -----------------------------------
Income (loss) from continuing operations                                                       1,165             (340)
                                                                                   -----------------------------------

Discontinued operations:
Income from discontinued operations, net of income tax provision
   of $89 and $1,457, respectively                                                               137            2,252
                                                                                   -----------------------------------

Net income                                                                            $        1,302   $        1,912
                                                                                   ===================================




See accompanying notes.

                       Matrix Bancorp, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                (Dollars in thousands, except share information)
                                   (Unaudited)

                                                                                 Quarter Ended
                                                                                   March 31,
                                                                             2004             2003
                                                                    -----------------------------------

Income (loss) from continuing operations per share - basic             $         0.18    $       (0.05)
                                                                    -----------------------------------
Income (loss) from continuing operations per share -
  assuming dilution                                                    $         0.18    $       (0.05)
                                                                    -----------------------------------

Income from discontinued operations per share - basic                  $         0.02    $        0.35
                                                                    -----------------------------------
Income from discontinued operations per share -
  assuming dilution                                                    $         0.02    $        0.34
                                                                    -----------------------------------

Net income per share - basic                                           $         0.20    $        0.30
                                                                    ===================================

Net income per share - assuming dilution                               $         0.20    $        0.29
                                                                    ===================================

Weighted average shares - basic                                             6,518,981        6,490,776
                                                                    ===================================

Weighted average shares - assuming dilution                                 6,582,303        6,531,406
                                                                    ===================================



See accompanying notes.

                      Matrix Bancorp, Inc. and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                      Accumulated
                                                     Additional                          other
                                  Common stock        paid-in    Treasury   Retained   comprehensive           Comprehensive
                                Shares     Amount     capital     shares     earnings    income       Total        income
       Quarter Ended            ----------------------------------------------------------------------------------------------
      March 31, 2004
-----------------------

Balance at December 31, 2003   6,518,981  $   1     $  20,615    $   -     $  48,859    $    209     $ 69,684
Comprehensive income:
  Net income                                                                   1,302                    1,302   $    1,302
  Net unrealized holding
    gains(1)                                                                                 283          283          283
                                                                                                                ------------
Comprehensive income                                                                                            $    1,585
                               ---------------------------------------------------------------------------------============
Balance at March 31, 2004      6,518,981  $   1     $  20,615    $   -     $  50,161    $    492     $ 71,269
                               ---------------------------------------------------------------------------------

       Quarter Ended
      March 31, 2003
-----------------------

Balance at December 31, 2002   6,489,543  $   1     $  20,375    $   -     $  46,534    $     26     $ 66,936
Comprehensive income:
  Net income                                                                   1,912                    1,912   $    1,912
  Net unrealized holding loss                                                                 (4)         (4)          (4)
                                                                                                                ------------
Comprehensive income                                                                                            $    1,908
                                                                                                                ============
Issuance of stock related to
   employee stock purchase
   plan and options                1,500      -            12        -            -            -           12
                               --------------------------------------------------------------------------------
Balance at March 31, 2003      6,491,043  $   1     $  20,387    $   -     $  48,446    $     22     $ 68,856
                               --------------------------------------------------------------------------------

(1) Disclosure of reclassification amount
       Quarter Ended
      March 31, 2004
------------------------

Unrealized holding gain arising during period                                                                   $      283
Less:  reclassification adjustment of gains included in net income                                                       -
                                                                                                                -------------
Net unrealized holding gain on securities                                                                       $      283
                                                                                                                =============

                      Matrix Bancorp, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                 Quarters Ended
                                                                                    March 31,
                                                                               2004          2003
                                                                            -------------------------


Operating activities
Income (loss) from continuing operations                                    $    1,165    $     (340)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
   Depreciation and amortization                                                   864           910
   Provision for loan and valuation losses                                       1,299           695
   Amortization of mortgage servicing rights                                     4,671         8,899
   Impairment on mortgage servicing rights                                       1,156             -
   Gain on sale of loans and securities                                         (2,084)       (3,446)
   Loss on sale of foreclosed real estate                                          211           193
Changes in assets and liabilities:
   Loans originated for sale, net of loans sold                                (22,188)       (6,689)
   Loans purchased for sale                                                   (427,108)     (411,564)
   Principal payments on, and proceeds from sale of loans held for sale        200,175       297,000
   Originated mortgage servicing rights, net                                      (424)       (2,277)
   Decrease in other receivables and other assets                                8,487         5,003
   Decrease in payable for purchase of mortgage servicing rights                  (201)          (49)
   Decrease in other liabilities, income taxes payable and
     deferred income tax liability                                              (4,865)       (8,293)
                                                                            ---------------------------
Net cash used in operating activities from continuing operations              (238,842)     (119,958)
   Net cash provided by (used in) discontinued operations                          226        (1,504)
                                                                            ---------------------------
Net cash used in operating activities                                         (238,616)     (121,462)
                                                                            ---------------------------
Investing activities
Loans originated and purchased for investment                                  (46,472)      (30,075)
Principal repayments on loans held for investment                               13,243        13,370
Purchase of available for sale securities                                      (63,970)            -
Proceeds from sale of available for sale securities                            321,851       139,742
Proceeds from maturity and prepayment of available for sale securities           6,975           222
Redemption (purchase) of FHLBank stock, net                                        774           (90)
Purchases of building and equipment                                               (244)          (24)
Acquisition of mortgage servicing rights                                          (218)            -
Proceeds from sale of building and equipment                                         -         1,671
Proceeds from sale of foreclosed real estate                                       670         1,426
                                                                             --------------------------
Net cash provided by investing activities                                      232,609       126,242
                                                                             --------------------------

                      Matrix Bancorp, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows - continued
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                 Quarters Ended
                                                                                    March 31,
                                                                               2004          2003
                                                                           --------------------------

Financing activities
Net (decrease) increase in deposits                                      $     (25,369)  $    11,670
Net increase (decrease) in custodial escrow balances                             9,782        (3,641)
Increase (decrease) in revolving lines, net                                     39,639       (13,878)
Payments of notes payable                                                         (357)         (357)
Payment of financing arrangements                                                 (404)          (15)
Proceeds from issuance of subordinated debt                                      9,760             -
Proceeds from issuance of common stock related to employee stock
    option purchase plan and options                                                 -            12
                                                                         -----------------------------
Net cash provided by (used in) financing activities                             33,051        (6,209)
                                                                         -----------------------------
Increase (decrease) in cash and cash equivalents                                27,044        (1,429)
Cash and cash equivalents at beginning of period                                34,510        62,412
                                                                         -----------------------------
Cash and cash equivalents at end of period                               $      61,554   $    60,983
                                                                         =============================
Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate                              $       1,046   $       286
                                                                         =============================
Loans transferred to securities available for sale                       $     345,455   $   170,570
                                                                         =============================
Supplemental disclosure of cash flow information
Cash paid for interest expense                                           $       8,066   $     9,033
                                                                         =============================
Cash paid for income taxes                                               $         855   $        61
                                                                         =============================


See accompanying notes.

                      Matrix Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Matrix Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation have been included. For discussion of our organization and business, the accounting policies we follow and further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003. This quarterly report should be read in conjunction with that annual report.

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

Stock-Based Compensation

At March 31, 2004, the Company has one stock-based employee compensation plan, which is described more fully in Note 15 to the audited financial statements in Form 10-K for December 31, 2003. We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plan. As allowed by SFAS 123 (and SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123"), we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS 123. Accordingly, we do not recognize compensation expense for our stock-based plan because we do not issue options at exercise prices below the market value at the date of the grant. Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                                  Quarter Ended March 31,
                                                                                   2004              2003
                                                                          -------------------------------------
                                                                          (Dollars in thousands, except share information)

Net income:

   Net income as reported                                                  $           1,302   $         1,912
   Deduct: Total stock-based employee compensation determined under fair
   value based method for awards, net of related tax effects                             (69)              (78)
                                                                          -------------------------------------
   Pro forma                                                               $           1,233   $         1,834
                                                                          =====================================
Net income per share:
   Basic, as reported                                                      $            0.20   $          0.30
                                                                          =====================================

   Basic, pro forma                                                        $            0.19   $          0.28
                                                                          =====================================

   Diluted, as reported                                                    $            0.20   $          0.29
                                                                          =====================================

   Diluted, pro forma                                                      $            0.19   $          0.28
                                                                          =====================================


Reclassifications

Certain reclassifications have been made to the prior periods' condensed consolidated financial statements and related notes to conform with the current period presentation.

2. Sale of Wholesale Production Platform

On September 2, 2003, the Company announced the final closing and substantial completion of the sale by Matrix Financial Services Corporation ("Matrix Financial") of substantially all of its assets associated with its wholesale mortgage origination platform pursuant to the Purchase and Assumption Agreement, as amended ("Purchase Agreement"), of February 28, 2003. After the sale, our remaining operations at Matrix Financial consist primarily of the mortgage servicing platform and a limited amount of corporate personnel and operations. Under terms of the Purchase Agreement, Matrix Financial continued to earn a production premium through February 2004, generally 20 basis points times the original principal balance of all loans originated through February 23, 2004. For the quarter ended March 31, 2004, the production premium earned and reflected in income from discontinued operations was $226 thousand, before tax.

The operating income of the discontinued production platform is reflected in income from discontinued operations, and the consolidated statements of income have been restated to reflect the production platform as a discontinued operation. Operating results of the discontinued operations, previously included in our mortgage banking segment, were as follows:

                                                                     Quarter Ended March 31,
                                                                       2004               2003
                                                              ---------------------------------------
                                                         (Dollars in thousands, except share information)

Net interest income after provision for loan and
   and valuation losses                                       $                -   $           1,149
Noninterest income                                                             -              12,829
Noninterest expense                                                            -              10,269
                                                              ---------------------------------------
   Operating income before taxes from
     discontinued operations                                                   -               3,709
   Income tax provision                                                        -               1,457
                                                              ---------------------------------------
   Operating income from discontinued operations                               -               2,252
Gain on sale of production platform, net
   of income tax benefit of $89                                              137                   -
                                                              ---------------------------------------
Income from discontinued operations, net of income taxes      $              137 $             2,252
                                                              =======================================

Income from discontinued operations per share - basic         $             0.02 $              0.35
                                                              =======================================
Income from discontinued operations per
   share - assuming dilution                                  $             0.02 $              0.34
                                                              =======================================




For a period of two years from February 28, 2003, Matrix Capital Bank ("Matrix Bank") has agreed that neither Matrix Bank nor any of its affiliates will engage in, directly or indirectly, the single-family retail or wholesale mortgage origination business in those states in which the acquired division operates or is located as of February 28, 2003. However, this non-compete provision does not prohibit Matrix Bank or their affiliates from engaging in such business in order to comply with applicable law, rule, regulation, directive, agreement or order from the Office of Thrift Supervision ("OTS") or other party where it is necessary to resolve regulatory or supervisory concerns.

Additionally, the non-compete provision does not apply in the event of a change in control of Matrix Bank or the Company.

                      Matrix Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)

The Purchase Agreement requires Matrix Bank to guarantee Matrix Financial's obligations under the Purchase Agreement if certain events occur, such as Matrix Financial's bankruptcy, failure to maintain a minimum net worth, or loss of voting control of Matrix Financial.

3. New Accounting Standards

On December 11, 2003, the SEC staff announced its intention to release a Staff Accounting Bulletin that would require all registrants to account for mortgage loan interest rate lock commitments related to loans held for sale as written options, effective no later than for commitments entered into after March 31, 2004. The Company enters into such commitments with customers in connection with residential mortgage loan applications, however, the amount of these commitments is not material to the Company's consolidated financial statements. This guidance, if issued, would require the Company to recognize a liability on its consolidated balance sheet equal to the fair value of the commitment at the time the loan commitment is issued. As a result, this guidance would delay the recognition of any revenue related to these commitments until such time as the loan is sold, however, it would have no effect on the ultimate amount of revenue or cash flows recognized over time. The Company is currently assessing the impact of this pending guidance on its consolidated results of operations and financial position, but does not expect the implementation to have a significant impact on the consolidated financial statements.

4. Net Income Per Share.

The following table sets forth the computation of net income per share and net income per share assuming dilution:

                                                                               Quarter Ended March 31,
                                                                               2004                 2003
                                                                    --------------------------------------------
                                                                                (Dollars in thousands)

Numerator:
  Net income (loss) from continuing operations, net of tax            $              1,165  $              (340)
  Income from discontinued operations, net of tax                                      137                2,252
                                                                    --------------------------------------------
Net income                                                            $              1,302  $             1,912
                                                                    ============================================

Denominator:
  Weighted average shares outstanding                                            6,518,981            6,490,776
  Effect of dilutive securities:
    Common stock options                                                            63,322               40,630
                                                                    --------------------------------------------
Denominator for net income per share assuming dilution                           6,582,303            6,531,406
                                                                    ============================================

                      Matrix Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)

5. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

                                                                   March 31,         December 31,
                                                                     2004               2003
                                                                --------------------------------------
                                                                         (In thousands)

Mortgage servicing rights
   Balance at beginning of period                               $          47,194   $          79,234
   Purchases                                                                  218                 375
   Originations                                                               424               5,082
   Amortization                                                            (4,671)            (32,497)
   Sales                                                                        -                   -
   Application of valuation allowance to write down
     impaired MSRs                                                              -              (5,000)
                                                                ---------------------------------------
Balance before valuation allowance at end of period                        43,165              47,194
Valuation allowance for impairment of mortgage servicing
   rights
   Balance at beginning of period                                          (6,450)            (14,400)
   Additions                                                               (1,156)             (2,400)
   Application of valuation allowance to write down
     impaired MSRs                                                              -               5,000
   Recovery                                                                     -               5,350
                                                                ---------------------------------------
Balance at end of period                                                   (7,606)             (6,450)

Valuation allowance for foreclosure costs                                  (1,000)             (1,000)
                                                                ---------------------------------------
Mortgage servicing rights, net                                  $          34,559  $           39,744
                                                                =======================================


The Company's servicing portfolio (excluding subserviced loans), is comprised of the following:

                                                    March 31, 2004                     December 31, 2003
                                                ------------------------------   -------------------------------
                                                                  Principal                         Principal
                                                 Number            Balance       Number              Balance
                                                of Loans         Outstanding     Of Loans          Outstanding
                                                ----------------------------------------------------------------
                                                                    (Dollars in thousands)

Freddie Mac                                           5,771  $        231,131           6,194  $         253,245
Fannie Mae                                           17,822         1,054,160          19,257          1,164,589
Ginnie Mae                                           14,591           933,556          16,370          1,068,975
VA, FHA, conventional and other loans                 9,074           691,575           9,034            696,727
                                                --------------------------------  -------------------------------
                                                     47,258  $      2,910,422          50,855  $       3,183,536
                                                ================================  ===============================


The Company's custodial escrow balances shown in the accompanying condensed consolidated balance sheets at March 31, 2004 and December 31, 2003 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at Matrix Bank in noninterest-bearing

                      Matrix Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)


accounts. The balance of custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

The estimated aggregate amortization of our MSR's for each of the next twelve month period ending March 31, 2005, 2006, 2007, 2008 and 2009 is $8,133,000,
$6,068,000, $4,565,000, $3,482,000, and $2,672,000,  respectively. The estimated amortization is based on several assumptions as of March 31, 2004 with the most significant being the anticipated prepayment speeds of the underlying mortgages. It is reasonably possible the actual repayment speeds of the underlying mortgage loans may differ materially from the estimated repayment speeds, and thus, the actual amortization may be significantly different than the amounts estimated.

6. Deposits

Deposit account balances are summarized as follows:

                                      March 31, 2004                                  December 31, 2003
                         ---------------------------------------------    ------------------------------------------
                                                           Weighted                                       Weighted
                                                           Average                                         Average
                               Amount    Percent           Rate                 Amount      Percent         Rate
                         -------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)


Passbook accounts        $        5,846       0.62  %         1.28  %      $      5,675       0.58   %       1.28 %
NOW accounts                    196,519      20.71            0.17              180,733      18.56           0.15
Money market accounts           573,034      60.40            0.69              576,088      59.14           0.71
                         ---------------------------------------------     -----------------------------------------
                                775,399      81.73            0.56              762,496      78.28           0.58
Certificate accounts            173,291      18.27            3.07              211,563      21.72           2.89
                         ---------------------------------------------     -----------------------------------------
Deposits                 $      948,690     100.00  %         1.08  %      $    974,059     100.00   %       1.07 %
                         =============================================     =========================================




At March 31, 2004 and December 31, 2003, brokered deposits accounted for approximately $67.3 million and $104.6 million, respectively, of the total certificate accounts shown above.

7. FHLBank Stock and Borrowings

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

The balances of FHLBank stock are as follows:

                                                   March 31, 2004        December 31, 2003
                                               ----------------------------------------------
                                                               (In thousands)

FHLBank of Topeka stock, at cost               $        23,325      $         23,124
FHLBank of Dallas stock, at cost                         6,583                 7,558
                                               ----------------------------------------------
FHLBank stock                                  $        29,908      $         30,682
                                               ==============================================

                      Matrix Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)

The balances of FHLB borrowings are as follows:

                                    March 31, 2004    December 31, 2003
                                   ------------------------------------
                                                 (In thousands)

FHLBank of Topeka borrowings       $     351,000      $    311,000
FHLBank of Dallas borrowings             147,183           147,204
                                   ------------------------------------
FHLBank borrowings                 $     498,183      $    458,204
                                   ====================================

Available unused borrowings from FHLBank of Topeka total $146.8 million at March 31, 2004.

8. Borrowed Money

On February 13, 2004, Matrix Bancorp issued $10,000,000 floating rate subordinated debt securities due February 13, 2014. Interest on the securities is at the floating rate of LIBOR plus 2.75% (3.86% at March 31, 2004). Interest payments are due quarterly.

9. Segment Information

                                                                  Servicing
                                                                  Brokerage
                                     Traditional    Mortgage       and              School
                                        Banking      Banking      Consulting        Services     All Others   Total
                                   ----------------------------------------------------------------------------------
                                                                (In thousands)

Quarter ended March 31, 2004:

Revenues from external customers:
    Interest income                $     15,587  $     1,150   $        42   $   1,044   $         3   $       17,826
    Noninterest income                    1,538        7,596         2,843         668         4,765           17,410
Intersegment revenues                       852          270           378           3           546            2,049
Segment income (loss) from
   continuing operations before
   income taxes                           5,430       (2,408)          574          63        (2,334)           1,325

Quarter ended March 31, 2003:

Revenues from external customers:
    Interest income                $     16,264  $     1,609   $        36   $   1,459   $        76   $       19,444
    Noninterest income                    1,579        9,324         2,290         539         4,093           17,825
Intersegment revenues                       796        1,821           381           3           485            3,486
Segment income (loss) from
   continuing operations before
   income taxes                           5,294       (2,017)          536      (1,432)       (3,265)            (884)

10.  Subsequent Event - Sale of Matrix Capital Bank Branches

On January 30, 2004, Matrix Bank entered into a definitive agreement to sell its two branches in Las Cruces, New Mexico to FirstBank, a subsidiary of Access Anytime Bancorp, Inc. The sale received regulatory approval on April 7, 2004 and closed on May 1, 2004. The sale included approximately $78.5 million of deposits and $22.7 million of loans, as well as the real estate and leases associated with the branches, for a gain on sale of approximately $4.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Matrix Bancorp, Inc. (occasionally referred to in this document, on a consolidated basis, as "us," "we," the "Company" or similar terms) is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, trust and clearing activities, lending activities, mortgage banking and other fee-based services. Our traditional banking activities include originating and servicing residential, commercial and consumer loans and providing a broad range of depository services. Our trust and clearing activities focus primarily on offering specialized custody and clearing services to banks, trust companies, broker-dealers, third party administrators and investment professionals, as well as the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. Our mortgage banking activities consist of purchasing and selling residential mortgage loans; offering brokerage, consulting and analytical services to financial services companies and financial institutions; and servicing residential mortgage portfolios for investors. Our other fee-based services and lending activities include providing nationwide real estate management and disposition services to financial service companies and financial institutions; and providing outsourced business services, such as budgeting, governmental reporting, accounts payable, payroll, facility and safety management and comprehensive insurance programs to charter schools. We also offer a limited amount of financing to charter schools for the purchase of school sites and equipment. Our primary operating subsidiaries are: Matrix Capital Bank; Matrix Financial Services Corporation; Matrix Bancorp Trading, Inc. (formerly known as Matrix Capital Markets, Inc.); Matrix Asset Management Corporation; ABS School Services, L.L.C, operating as The GEO Group.; Sterling Trust Company; First Matrix Investment Services Corp.; Matrix Tower Holdings, LLC; plus an equity interest in Matrix Settlement & Clearance Services, LLC.

The principal components of our revenues consist of:

o    net interest income recorded by Matrix Bank, Matrix Financial and ABS;
o brokerage and consulting fees generated by Matrix Bancorp Trading and First Matrix;
o    real estate disposition services fees generated by Matrix Asset Management;
o    gain on sales  of  mortgage  loans  generated  by  Matrix  Bank and  Matrix
     Financial;
o    loan administration fees generated by Matrix Financial;
o    trust service fees generated by Sterling Trust and Matrix Bank; and
o    school service fees generated by ABS.

Our results of operations are influenced by changes in interest rates, and the effect of these changes on our interest margins, mortgage loan prepayments and the value of mortgage servicing portfolios. Our fee-based businesses are affected to a lesser extent by interest rates and more by competition and general market conditions.

Discontinued Operations - Sale of Wholesale Production Platform

On September 2, 2003, we announced the final closing and substantial completion of the sale by Matrix Financial of substantially all of its assets associated with its wholesale mortgage origination platform. See complete discussion of the sale and impact on continuing and discontinued operations in "Item 1. Business - Discontinued Operations" and Note 3 of the consolidated financial statements on Form 10-K as of December 31, 2003. We agreed to sell the platform because we were concerned that, over an extended period of time, we would find it difficult to compete in the highly competitive mortgage origination industry that generally operates on high volume and low margins. Based on the size of our wholesale production platform, we were required to commit a significant percentage of our capital to a line of business that is somewhat cyclical and the earnings were difficult for us to estimate. The sale of the platform has allowed us to reduce our operational risks and the costs associated with the platform. We were successful in reinvesting the liquidity created from the sale into predominately adjustable rate loans, SBA loans and high quality mortgage-backed securities.

The operations of the production platform, which reflect income from discontinued operations, net of tax effect of approximately $140 thousand for the quarter ended March 31, 2004 and $2.3 million for the quarter ended March 31, 2003, are reported as income from discontinued operations in the condensed consolidated financial statements, and will be presented as such in future releases and filings, and as such are not included in the discussion of results from continuing operations below. It should be noted that discontinued operations are based upon the Company's historical results from operations of the production platform, adjusted to reflect the impact of the sale of the production platform. Because there was an opportunity cost of owning the production platform, the historical results are not necessarily indicative of the results that might have occurred if the disposition had actually been completed on the indicated date, and are not indicative of any future results.

Critical Accounting Policies

The Company and its subsidiaries have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of the Company's consolidated financial statements. The significant accounting policies of the Company are described in "Item 7. Critical Accounting Policies" and Note 2 of the consolidated financial statements on Form 10-K as of December 31, 2003, and along with the disclosures presented in other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgment and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company views the determination of the allowance for loan and valuation losses as a critical accounting policy that requires the most significant judgments, assumptions and estimates used in the preparation of its consolidated financial statements. See discussion as noted above and at "Asset and Liability Management, Analysis of Allowance for Loan and Valuation Losses" in the Form 10-K for December 31, 2003 for a detailed description of the Company's process and methodology related to the allowance for loan and valuation losses.

The Company also considers the valuation of mortgage servicing rights to be a critical accounting policy that requires judgments, assumptions and estimates concerning impairment of their value in certain interest rate environments. See discussion at "Item 1. Business-- Mortgage Servicing Activities" in the Form 10-K for December 31, 2003 for a detailed discussion of the nature of servicing rights, and see discussion as noted above and in Note 2 of the consolidated financial statements on Form 10-K as of December 31, 2003 for a detail concerning the valuation of mortgage servicing rights.

The Company also considers the judgments and assumptions concerning litigation as a critical accounting policy. The Company has been notified that we are a defendant in a number of legal proceedings. Most of these cases involve ordinary and routine claims incidental to our business. For a full description of such proceedings, see the Legal Proceedings section in the Form 10-K for December 31, 2003, and additional discussion at Part II. Item I. "--Legal Proceedings" of this Form 10-Q. With respect to all pending litigation matters, our ultimate legal responsibility, if any, cannot be estimated with certainty. Based on the ultimate outcome of such proceedings, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to such proceedings.

Forward-Looking Statements

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "predict," "believe," "plan," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: third party claims or actions in relation to the ongoing or future bankruptcies of the Company's customers; interest rate fluctuations; level of delinquencies; defaults and prepayments; general economic conditions; competition; government regulation; possible future litigation; the actions or inactions of third parties, including failure of the Buyer to perform its obligations under the Purchase Agreement (see "Item 1. Business -Discontinued

Operations" in the Form 10-K as of December 31, 2003), and actions or inactions of those that are parties to the existing or future bankruptcies of the Company's customers or litigation related thereto; unanticipated developments in connection with the bankruptcy actions or litigation described above, including judicial variation from existing legal precedent and the decision by one or more parties to appeal decisions rendered; the risks and uncertainties discussed elsewhere in the Company's annual report on Form 10-K, filed on March 12, 2004; and in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission ("SEC") on March 14, 2001; and the uncertainties set forth from time to time in the Company's periodic reports, filings and other public statements.

Comparison  of Results of Operations  for the Quarters  Ended March 31, 2004 and
2003

Income (Loss) from Continuing Operations. For the quarter ended March 31, 2004, we reported income from continuing operations of $1.2 million, or $0.18 per diluted share, as compared to a loss of $(300) thousand, or $(0.05) per diluted share, for the quarter ended March 31, 2003. Our income for the quarter ended March 31, 2004 is primarily due to strong performance in our traditional banking, real estate disposition business and our trust and clearing operations.

Net Interest Income. Net interest income before provision for loan and valuation losses decreased $400 thousand, or 3.6%, to $10.3 million for the quarter ended March 31, 2004 as compared to $10.7 million for the quarter ended March 31, 2003. The decrease in net interest income is a result of continued compression in our net interest margins, which was partially offset by an increase in our interest-earning assets. Our net interest margin decreased 23 basis points to 2.70% for the quarter ended March 31, 2004 from 2.93% for the quarter ended March 31, 2003, and interest rate spread decreased to 2.44% for the quarter ended March 31, 2004 from 2.56% for the quarter ended March 31, 2003. The decrease in net interest margin and the interest rate spread is due to a combination of a 66 basis point decrease in the average rate earned on average interest-earning assets to 4.64% for the quarter ended March 31, 2004 as compared to 5.30% for the quarter ended March 31, 2003, which was partially offset by an increase in the average balance of our interest-earnings assets of $68.0 million to $1.54 billion at March 31, 2004 as compared to $1.47 billion for the quarter ended March 31, 2003. The cost of our average interest-bearing liabilities decreased 53 basis points to 2.20% for the quarter ended March 31, 2004 as compared to 2.73% for the quarter ended March 31, 2003, which was partially offset by an increase in the average balance of our interest-bearing liabilities of $85.9 million to $1.36 billion at March 31, 2004 as compared to $1.27 billion at March 31, 2003. Both the decrease in the rate earned on our average interest-earning assets and the decrease in the cost of our average interest-bearing liabilities are driven by the continued low interest rate environment. The increase in interest earning assets was primarily in investment securities. The growth was primarily funded through short term borrowings at the FHLBank. For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities, as well as changes in interest rates, see "Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. The provision for loan and valuation losses increased $600 thousand to $1.3 million for the quarter ended March 31, 2004 as compared to $700 thousand for the quarter ended March 31, 2003. The increase in the provision was mainly due to impairments on one commercial real estate loan at Matrix Bank and additional reserves recorded as a result of increases in our historical loss factors related to our homogeneous residential loan portfolio at Matrix Financial. The Company's historical experience is that our homogeneous residential loan portfolio has slightly greater losses than mortgage loans that are sold within 45 days of origination. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "Asset Quality--Nonperforming Assets."

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $1.6 million, or 25.5%, to $4.7 million for the quarter ended March 31, 2004 as compared to $6.3 million for the quarter ended March 31, 2003. Loan service fees are also affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio decreased, with an average balance of $3.1 billion for the quarter ended March 31, 2004 as compared to an average balance of $5.1 billion for the quarter ended March 31, 2003. The decrease in portfolio size was offset by an increase in the average service fee rate (including all ancillary income) to 0.58% for the first quarter of 2004 as compared to 0.49% for the first quarter of 2003. The Company anticipates loan administration fees to continue to decrease as its servicing portfolio decreases through normal prepayments.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage servicing rights, as well as brokerage income earned from whole loan activities, retail and fixed income activities and Small Business Administration (SBA) trading fees. Brokerage fees increased $600 thousand, or 26.2%, to $2.9 million for the quarter ended March 31, 2004 as compared to $2.3 million for the quarter ended March 31, 2003. The increase was the result of increased activity at First Matrix in the acquisition, pooling and selling of SBA loans and securities.

Trust Services. Trust service fees increased $300 thousand, or 21.0%, to $1.9 million for the quarter ended March 31, 2004 as compared to $1.6 million for the quarter ended March 31, 2003. Trust accounts under administration at Sterling Trust and Matrix Capital Bank increased to 52,470 at March 31, 2004 from 46,651 at March 31, 2003 and total assets under administration increased to over $14.1 billion at March 31, 2004 from $8.5 billion at March 31, 2003. Most of the growth is driven by business referred to Matrix Bank's trust department by Matrix Settlement & Clearance Services.

Real Estate Disposition Services. Real estate disposition services represents fees earned by Matrix Asset Management for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions. Real estate disposition services income increased $1.0 million, or 75.1%, to $2.4 million for the quarter ended March 31, 2004 as compared to $1.4 million for the quarter ended March 31, 2003. The increase is due to an increase in the number of properties closed during the quarter ended March 31, 2004 to 1,210, an increase of 55.5% when compared to the quarter ended March 31, 2003. The increase is due to new clients obtained and growth from existing clients in the properties under management, which were 3,240 at March 31, 2004 as compared to 2,142 at March 31, 2003.

Gain on Sale of Loans and Securities. Gain on sale of loans and securities decreased $1.3 million to $2.1 million for the quarter ended March 31, 2004 as compared to $3.4 million for the quarter ended March 31, 2003. Gains on sale of loans and securities include gains on the sale of repurchased FHA and VA loans which represent delinquent loans purchased out of loan pools on which Matrix Financial acts as servicer, and then re-sells into the secondary market, gains on the sale of originated SBA and multi-family loans primarily from the portfolio at Matrix Bank, and gains on the sale of SBA pooled securities at Matrix Bank. The activity for the first quarter of 2004 is primarily gains on sale of repurchased FHA and VA loans previously sold from our mortgage servicing rights portfolio of $2.1 million for the quarter ended March 31, 2004 as compared to $3.1 million for the quarter ended March 31, 2003. Gains on sale of loans and securities can fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, and as market conditions dictate, the particular loan portfolios we elect to sell.

School Services. School services income represents fees earned by ABS, operating as The GEO Group, for outsourced business and consulting services provided primarily to charter schools. School services income increased approximately $100 thousand, to $700 thousand for the quarter ended March 31, 2004 as compared to $600 thousand for the quarter ended March 31, 2003.

Other Income. Other income, which includes loan origination income, equity in earnings of unconsolidated subsidiaries, hedging gains, income earned on bank owned life insurance, rental income, and other miscellaneous items, increased $500 thousand, or 23.8%, to $2.7 million for the quarter ended March 31, 2004 as compared to $2.2 million for the quarter ended March 31, 2003. The increase is due to increased income generated through our equity investment in our 45% owned joint venture, Matrix Settlement and Clearance Services, to $400 thousand for the quarter ended March 31, 2004 as compared to $200 thousand for the quarter ended March 31, 2003, as well as increased hedging gains and other miscellaneous income at Matrix Financial of $1.3 million for the quarter ended March 31, 2003, as compared to $900 thousand for the quarter ended March 31, 2003, which increases are driven by market conditions.

Noninterest Expense. Noninterest expense decreased $(3.6) million, or 12.6%, to $25.1 million for the quarter ended March 31, 2004 as compared to $28.8 million for the quarter ended March 31, 2003. This decrease was predominantly due to decreases in the level of amortization of mortgage servicing rights asset, offset by an impairment charge on our mortgage servicing asset.

The following table details the major components of noninterest expense for the periods indicated:


                                                                             Quarters Ended
                                                                                March 31,
                                                               -----------------------------------------
                                                                        2004                 2003
                                                               -----------------------------------------
                                                                          (Dollars in thousands)

Compensation and employee benefits                             $             8,960   $            9,066
Amortization of mortgage servicing rights                                    4,671                8,899
Occupancy and equipment                                                      1,559                1,518
Postage and communication                                                      587                  707
Professional fees                                                              737                  975
Data processing                                                                623                  659
Impairment on mortgage servicing rights, net                                 1,156                    -
Other general and administrative                                             6,842                6,927
                                                               -----------------------------------------
Total                                                          $            25,135   $           28,751
                                                               =========================================



Compensation and employee benefits expense decreased $100 thousand, or 1.2%, to $9.0 million for the quarter ended March 31, 2004 as compared to $9.1 million for the quarter ended March 31, 2003. This decrease was primarily due to decreases in the overall number of employees, with reductions at Matrix
Financial and ABS, offset by increases at Matrix Asset Management. Overall, there was a decrease of 39 employees to 534 employees at March 31, 2004 as compared to approximately 573 employees at March 31, 2003.

Amortization of mortgage servicing rights decreased $4.2 million, or 47.5%, to $4.7 million for the quarter ended March 31, 2004 as compared to $8.9 million for the quarter ended March 31, 2003. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The primary cause of the decrease was a decrease in the average balance in our mortgage servicing rights and our corresponding underlying servicing portfolio to $3.1 billion at March 31, 2004 as compared to $5.1 billion at March 31, 2003. In response to the continued low interest rates prevalent in the market, prepayment speeds on our servicing portfolio remained high at an average of 27.4% for the quarter ended March 31, 2004, but were lower than the prepayment speeds experienced of 31.6% for the quarter ended March 31, 2003.

Impairment on mortgage servicing rights reflects a charge for the quarter ended March 31, 2004 of $1.2 million as compared to $0 for the quarter ended March 31, 2003. The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows. Due to continued low interest rates, among other factors, an impairment was recorded decreasing the carrying basis to fair value. It is not possible to estimate if future impairments or recoveries of those impairments will occur, and further changes in market interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future periods.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other general and administrative expenses, decreased approximately $400 thousand, or 4.1%, to $10.4 million for the quarter ended March 31, 2004 as compared to $10.8 million for the quarter ended March 31, 2003.

Income Taxes. Provision for income taxes is $160 thousand for the quarter ended March 31, 2004 as compared to a benefit of $(500) thousand for the quarter ended March 31, 2003. Our effective tax rate is 12.1% for the quarter ended March 31, 2004. The effective tax rates are affected by the level of tax-exempt income at ABS and Matrix Bank in proportion to the level of net income (loss) from continuing operations. The net tax exempt interest income was approximately $1.0 million and $800 thousand for the quarters ended March 31, 2004 and 2003, respectively.

Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Average interest rate information for the quarters ended March 31, 2004 and 2003 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.


                                                                   Quarters Ended
                                                                       March 31,
                                         ------------------------------------------------------------------------
                                                          2004                                2003
                                         ------------------------------------------------------------------------
                                             Average                Average       Average               Average
                                             Balance     Interest    Rate         Balance    Interest    Rate
                                         ------------------------------------------------------------------------
                                                                    (Dollars in thousands)

Assets
Interest-earning assets:
  Loans receivable                       $   1,368,959  $  16,059    4.69  %  $ 1,392,723   $  18,952   5.44 %
  Securities                                   134,805      1,538    4.56          25,576         216   3.38
  Interest-earning deposits                      2,316          3    0.52          19,267          50   1.04
  FHLBank stock                                 29,817        226    3.03          30,380         226   2.98
                                         ------------------------------------------------------------------------
    Total interest-earning assets            1,535,897     17,826    4.64       1,467,946      19,444   5.30

Noninterest-earning assets:
  Cash                                          55,855                             43,808
  Allowance for loan and valuation losses       (9,923)                            (9,187)
  Premises and equipment                        24,818                             26,816
  Other assets                                 132,795                            151,891
                                         --------------                      -------------
    Total noninterest-earning assets           203,545                            213,328

                                         --------------                      -------------
    Total assets                         $   1,739,442                        $ 1,681,274
                                         ==============                      =============

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Passbook accounts                      $       5,930         19    1.28  %  $     5,494          18   1.31 %
  Money market and NOW accounts                584,794      1,092    0.75         354,669         908   1.02
  Certificates of deposit                      201,968      1,549    3.07         449,421       3,097   2.76
  FHLBank borrowings                           452,037      2,562    2.27         334,045       2,239   2.68
  Borrowed money and guaranteed
    preferred beneficial interests             114,813      2,255    7.86         130,000       2,445   7.52
                                         ------------------------------------------------------------------------
    Total interest-bearing liabilities       1,359,542      7,477    2.20       1,273,629       8,707   2.73
                                         ------------------------------------------------------------------------

Noninterest-bearing liabilities:
  Demand deposits (including
    custodial escrow balances)                 286,950                            312,015
  Other liabilities                             22,859                             27,867
                                         --------------                      -------------
    Total noninterest-bearing liabilities      309,809                            339,882
Shareholders' equity                            70,091                             67,763

                                         --------------                      -------------
Total liabilities and shareholders'
  equity                                 $   1,739,442                        $ 1,681,274
                                         ==============                      =============

Net interest income before provision for loan and
   valuation losses                                     $  10,349                           $  10,737
                                                       ===========                        ============

Interest rate spread                                                 2.44  %                            2.56 %
                                                                  ===========                         ===========
Net interest margin                                                  2.70  %                            2.93 %
                                                                  ===========                         ===========
Ratio of average interest-earning assets to
   average interest-bearing liabilities                            112.97  %                          115.26 %
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

                                                                                 Quarter Ended March 31,
                                                                                     2004 vs. 2003
                                                                  ----------------------------------------------------
                                                                        Increase (Decrease) Due to Change in
                                                                  ----------------------------------------------------
                                                                        Volume             Rate            Total
                                                                  ----------------------------------------------------
                                                                                       (In thousands)

Interest-earning assets:
  Loans receivable                                                $          (317)   $       (2,576)  $       (2,893)
  Securities                                                                1,222               100            1,322
  Interest-earning deposits                                                   (30)              (17)             (47)
  FHLBank stock                                                                (4)                4                -
                                                                  ----------------------------------------------------
     Total interest-earning assets                                            871            (2,489)          (1,618)
                                                                  ----------------------------------------------------
Interest-bearing liabilities:
  Passbook accounts                                                             1                 -                1
  Money market and NOW accounts                                               474              (290)             184
  Certificates of deposit                                                  (1,867)              319           (1,548)
  FHLBank borrowings                                                          704              (381)             323
  Borrowed money and guaranteed preferred beneficial interests               (296)              106             (190)
                                                                  ----------------------------------------------------
     Total interest-bearing liabilities                                      (984)             (246)          (1,230)
                                                                  ----------------------------------------------------
Change in net interest income before provision for loan
   and valuation losses                                           $         1,855    $       (2,243)  $         (388)
                                                                  ====================================================



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


                                                        March 31, 2004        December 31, 2003      March 31, 2003
                                                    -----------------------------------------------------------------
                                                                            (Dollars in thousands)

Nonaccrual residential mortgage loans               $            17,293      $          19,599      $       17,271
Nonaccrual commercial real estate, commercial
   loans and school financing                                    22,892                 11,851              16,139
Nonaccrual consumer loans                                             -                      -                   -
                                                    -----------------------------------------------------------------
Total nonperforming loans                                        40,185                 31,450              33,410
Foreclosed real estate                                            8,372                  8,538               6,824
                                                    -----------------------------------------------------------------
Total nonperforming assets                          $            48,557      $          39,988      $       40,234
                                                    =================================================================
Total nonperforming loans to total loans                           3.12   %               2.32   %            2.41  %
                                                    =================================================================
Total nonperforming assets to total assets                         2.77   %               2.32   %            2.37  %
                                                    =================================================================
Ratio of allowance for loan and valuation losses to
  total nonperforming loans                                       26.10   %              31.13   %           26.18  %
                                                    =================================================================





We accrue for interest on government sponsored loans such as FHA insured and VA guaranteed loans that are past due 90 or more days, as the majority of the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government sponsored accruing loans that were past due 90 or more days was $17.9 million, $12.2 million, and $31.8 million at March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

Nonaccrual residential mortgage loans as a percentage of total loans were 1.3% at March 31, 2004, 1.4% at December 31, 2003, and 1.3% at March 31, 2003. The
nonaccrual residential mortgage loans have remained consistent as compared to March 31, 2003, and have decreased as compared to December 31, 2003. The decrease as compared to December 31, 2003 is due to residential portfolios added in the latter part of 2003 at Matrix Financial related to repurchase activity for a breach of representations or warranties primarily consisting of not obtaining mortgage insurance from the FHA on loans originated prior to the sale of the production platform. We do not anticipate significant additions in 2004.

The significant increase in nonaccrual commercial loans and school financing at March 31, 2004 as compared to December 31, 2003 is attributable to increases at both ABS, as discussed below, and at Matrix Bank due primarily to increases in non-accrual construction loans, discussed below.

With regard to our school financing, a majority of our origination of tax-exempt financing for charter schools is for the purchase of real estate and equipment. The balance of these loans in nonaccrual status increased $6.8 million as compared to December 31, 2003 to $9.8 million at March 31, 2004. Not included in the March 31, 2004 balance was $3.5 million of delinquent school financing that was sold to a third party with recourse, of which $2.9 million is related to the loans discussed herein. During the first quarter of 2004, one school client with whom we have two loans in the amount of $10.5 million experienced financial difficulties and the two loans are now in excess of 90 days delinquent and are in non-accrual status. Of the $10.5 million of loans, a $2.9 million participation had been sold to a third party. The loan was sold with full recourse to ABS in the case that a loss is incurred. The loans are secured by two real estate building facilities. Foreclosure proceedings were initiated after quarter-end. Based on current information, we believe that reserves are sufficient for any potential losses.

In addition, Matrix Bank placed two commercial real estate loans that total $2.5 million on non-accrual status. Based on current information, we believe that there are sufficient reserves for any potential loss.

The percentage of the allowance for loan losses to nonaccrual loans varies due to the nature of our portfolio of loans. We analyze the collateral for each nonperforming loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "--Comparison of Results of Operations for the Quarters Ended March 31, 2004 and 2003."

Liquidity and Capital Resources

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The trend of net cash used by our operating activities experienced over the reported period results primarily from growth at Matrix Asset Management and regular operating activities. We believe that the trend of net cash used will, in part, reverse in upcoming quarters as future growth and operations should be supported by additional revenues generated by the operating subsidiaries. During the quarter ended March 31, 2004, the Company issued $10.0 million subordinated debt which funds are targeted to be used to repurchase and repay the the Company's 11.5% senior notes due September 2004.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company's liquidity. Historically, the majority of the dividend payments have been made by Matrix Bank and its consolidated subsidiaries, which include Matrix Financial, and in 2003, from Matrix Bancorp Trading and Matrix Asset Management. The current dividend policy approved by Matrix Bank is 75% of the consolidated cumulative earnings of Matrix Bank. The current dividend policy approved by Matrix Bancorp Trading and Matrix Asset Management is up to 90% of the earnings of those subsidiaries. Absent these dividend payments, the Company also intends to utilize the line of credit on its bank stock loan, as needed, to meet its own and the other subsidiaries financial obligations. As of March 31, 2004, the entire amount of the line of credit of $12.0 million is available. The line of credit was renewed effective March 31, 2004 which extended the maturity to March 31, 2005. Additionally, under a strategy implemented in 2003, liquidation of certain loans receivable at ABS are anticipated to generate cash to be distributed to the Company.

Matrix Bank's liquidity needs are expected to be met through brokered deposit growth, borrowings from the FHLB, custodial deposits from affiliates, deposits directed to Matrix Bank by third party institutions and deposits generated through its trust operations. Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLBank as its primary source for borrowings. At March 31, 2004, Matrix Bank had overnight and term borrowings of $498.2 million from the FHLBank of Topeka and Dallas. Matrix Bank also utilizes brokered deposits as a source of liquidity. The balance of brokered deposits at March 31, 2004 was $67.3 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur.

Matrix Bank, a well capitalized institution, had a leverage capital ratio of 6.23% at March 31, 2004. This exceeded the well capitalized leverage capital requirement of 5.0% of adjusted assets by $20.6 million. Matrix Bank's risk-based capital ratio was 12.41% at March 31, 2004, which currently exceeds the well capitalized risk-based capital requirement of 10.0% of risk-weighted assets by $21.9 million.

ABS' principal source of funding for school financings are internal capital, sales of loans to a third party institution and partnership trusts with unaffiliated financial institutions. Amounts available to be sold and amounts to be financed are at the purchaser's and lender's sole discretion. We continue to pursue additional third party financing and sales options for ABS. We do not anticipate significantly increasing our current loan portfolio.

Through a Purchase and Sale Agreement, the Company has sold school financing loans to a third party financial institution. The Company provides scheduled interest and principal plus full recourse in the case of loss or default. The transaction was treated as a sale due to the transfer of ownership and control over the school financing loans. No gain or loss was recorded at the time of sale. The balance of the school financing loans sold with recourse was approximately $10.5 million at March 31, 2004.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

During the quarter ended March 31, 2004, there were no material changes outside of the normal course of business to the quantitative and qualitative disclosures about contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements previously reported in the Annual Report on Form 10-K for the year ended December 31, 2003. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations --Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements" in the Form 10-K for December 31, 2003 for a detailed discussion.

As noted in Note 8 to the Condensed Consolidated Financial Statements herein, the Company issued $10.0 million subordinated debt issued during the quarter ended March 31, 2004, maturing February 2014. See further discussion at Note 8.

See Notes 6 and 7 to the Condensed Consolidated Financial Statements herein for detail on the balances of deposit liabilities and FHLBank borrowings as of March 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended March 31, 2004, there were no material changes to the quantitative and qualitative disclosures about market risk previously reported in the Annual Report on Form 10-K for the year ended December 31, 2003. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Risk Sensitive Assets and Liabilities" and Item 1. "Business Mortgage Servicing Activities --Hedging of Servicing Rights" in the Form 10-K for December 31, 2003 for a detailed discussion.

Item 4. Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(b) of the Securities Exchange Act of 1934. As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures as of March 31, 2004 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that have significantly affected, or are likely to materially affect, the Company's internal controls over financial reporting.

                           Part II - Other Information

Item 1. Legal Proceedings

Matrix Bancorp. In early 1999, the Company and Matrix Bank instituted an arbitration action with the American Arbitration Association in Phoenix, Arizona against Fidelity National Financial, Inc. The arbitration action arose out of an alleged breach by Fidelity of a Merger Termination Agreement entered into between the Company and Fidelity in connection with the termination of their proposed merger. The arbitration panel has ruled that the entire Merger Termination Agreement was unenforceable. The Company and Matrix Bank filed an appeal of the arbitration panel's decision in federal district court in Phoenix, Arizona, which has been denied. In October 2001, Fidelity initiated a second arbitration to determine the validity of a release given in connection with the Merger Termination Agreement. Matrix Bancorp claimed that the releases were valid and, in the alternative, made a counterclaim against Fidelity demanding restitutional damages for the value of the releases if they were determined valid. The arbitration panel has held the releases to be valid and enforceable and has denied the Company's claim for restitutional damages. Fidelity has filed a motion with the arbitration panel requesting that it be awarded its attorney fees, and the panel has awarded Fidelity approximately $500 thousand. This matter has been settled during the quarter ended March 31, 2004 in consideration of the payment by Matrix Bancorp of $310 thousand to Fidelity and the case has been closed.

Matrix Financial. In March 2004, Matrix Financial was named a defendant in a putative class action lawsuit styled Monica Thigpen v. Matrix Financial Services Corporation filed in the United States Bankruptcy Court for the Southern
District of Alabama. The plaintiff claims that Matrix Financial filed an improper and false affidavit in connection with plaintiff's Chapter 13 bankruptcy proceeding because the signature page on the affidavit was executed separate and apart from the other pages of the affidavit, and has asked the Court to award the plaintiff actual damages, punitive damages, injunctive relief, attorneys' fee and other relief as may be appropriate. Matrix Financial has filed a motion to dismiss. Matrix Financial believes it has meritorious defenses and intends to defend this action vigorously. The ultimate legal and financial liability of Matrix Financial, if any, in this matter cannot be estimated with certainty at this time.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended March 31, 2004, there were no changes to the information previously reported in the Annual Report on Form 10-K for the year ended December 31, 2003. See Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in the Form 10-K for December 31, 2003 for a detailed discussion.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

*10.1 Sixth Amendment to Credit Agreement, dated as of March 31, 2004, by and between Matrix Bancorp, Inc., as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders.

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

*31.3 Certification by David W. Kloos pursuant to 18 U.S.C. Section 1350, as adoped pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1 Certification by D. Mark Spencer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2 Certification by Richard V. Schmitz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.3 Certification by David W. Kloos pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

       The Company filed a Form 8-K with the Securities and Exchange Commission on January 30, 2004 (Items 5 and 7), which contained a press release announcing the sale of two Bank branches located in Las Cruces, New Mexico to FirstBank, a subsidiary of Access Anytime BanCorp, Inc.

       The Company filed a Form 8-K with the Securities and Exchange Commission on February 10, 2004 (Items 7 and 12), which contained a press release announcing financial results for the quarter and year ended December 31, 2003.
______________________
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MATRIX BANCORP, INC.



Dated: May 3, 2004                             /s/ D. Mark Spencer
      --------------------------               ---------------------------------
                                               D. Mark Spencer
                                               President and
                                               Co-Chief Executive Officer
                                               (Principal Executive Officer)


Dated: May 3, 2004                             /s/ Richard V. Schmitz
      ---------------------------              ---------------------------------
                                               Richard V. Schmitz
                                               Co-Chief Executive Officer


Dated: May 3, 2004                             /s/ David W. Kloos
      ---------------------------              ---------------------------------
                                               David W. Kloos
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Accounting and
                                               Financial Officer)

                                INDEX TO EXHIBITS



Exhibit
Number            Description
--------  ----------------------------------------------------------------------

*10.1 Sixth Amendment to Credit Agreement, dated as of March 31, 2004, by and between Matrix Bancorp, Inc., as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders.

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

______________________
* Filed herewith.