Form 10-Q
period 2004-06-30
MATRIX BANCORP INC
filed 2004-08-02
CIK 944725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

     Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on July 30, 2004 was 6,520,181 shares.

                                                TABLE OF CONTENTS


                                           PART I - Financial Information

    ITEM 1.       Financial Statements

                  Condensed Consolidated Balance Sheets
                        June 30, 2004 (unaudited) and December 31, 2003...................................3

                  Condensed Consolidated Statements of Operations
                        Quarter and six months ended June 30, 2004 and 2003 (unaudited)...................4

                  Condensed Consolidated Statements of Shareholders' Equity
                        Six months ended June 30, 2004 and 2003 (unaudited)...............................6

                  Condensed Consolidated Statements of Cash Flows
                        Six months ended June 30, 2004 and 2003 (unaudited)...............................7

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

    ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk..............................29

    ITEM 4.       Controls and Procedures.................................................................29


                                                          PART II - Other Information


    ITEM 1.       Legal Proceedings.......................................................................29

    ITEM 2.       Changes in Securities, Use of Proceeds and Issuer
                  Purchases of Equity Securities..........................................................30

    ITEM 6.       Exhibits and Reports on Form 8-K........................................................30

    SIGNATURES............................................................................................32

                                              Part I - Financial Information
Item 1.   Financial Statements

                      Matrix Bancorp, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                (Dollars in thousands, except share information)

                                                 June 30,         December 31,
                                                   2004               2003
                                            ________________   ________________
                                              (Unaudited)
Assets

Cash and cash equivalents                   $        57,243    $        32,538
Interest-earning deposits and federal
   funds sold                                         2,111              1,972
Investment securities                               202,047            152,508
Loans held for sale, net                          1,015,389            999,454
Loans held for investment, net                      291,825            344,802
Mortgage servicing rights, net                       32,450             39,744
Other receivables                                    33,389             43,884
FHLBank stock, at cost                               30,136             30,682
Foreclosed real estate                                7,677              8,538
Premises and Equipment, net                          21,847             24,981
Bank owned life insurance                            21,113             20,613
Other assets, net                                    21,578             24,208
                                            ----------------   ----------------
Total assets                                $     1,736,805    $      1,723,924
                                            ================   ================

Liabilities and Shareholders' Equity

Liabilities:
Deposits                                    $       907,749    $        974,059
Custodial escrow balances                            84,836              85,466
FHLBank borrowings                                  526,162             458,204
Borrowed money                                       54,523              47,970
Junior subordinated debentures owed to
  unconsolidated subsidiary trusts                   66,525              66,525
Other liabilities                                    21,998              18,508
Income taxes payable and deferred
  income tax liability                                  815               3,508
                                            ---------------    ----------------
Total liabilities                                 1,662,608           1,654,240
                                            ---------------    ----------------

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.0001;
  authorized 5,000,000 shares;
  no shares outstanding                                   -                  -
Common stock, par value $.0001;
  authorized 50,000,000 shares; issued
  and outstanding 6,520,181 and 6,518,981
  shares at June 30, 2004 and
  December 31, 2003, respectively                         l                   1
Additional paid-in capital                           20,625              20,615
Retained earnings                                    54,024              48,859
Accummulated other comprehensive (loss)
  income                                              (453)                 209
                                            ---------------    ----------------
Total shareholders' equity                           74,197              69,684
                                            ---------------    ----------------
Total liabilities and shareholders'
   equity                                   $     1,736,805     $     1,723,924
                                            ===============     ===============

See accompanying notes.

                      Matrix Bancorp, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                (Dollars in thousands, except share information)
                                   (Unaudited)

                                     Quarter Ended           Six Months Ended
                                        June 30,                 June 30,
                                     2004        2003          2004      2003
                                   --------    --------      --------   -------
Interest and dividend income:
 Loans and securities              $ 17,260    $ 18,518      $ 34,856  $ 37,686
 Interest-earning deposits              233         250           462       526
                                   --------    --------       -------   -------
Total interest and dividend
 income                              17,493      18,768         35,318   38,212
                                   --------    --------       --------  -------
Interest expense:
 Deposits                             2,345       3,442          5,005    7,464
 Borrowed money and junior
  subordinated debentures             4,863       4,616          9,679    9,301
                                   --------    --------       --------  -------
Total interest expense                7,208       8,058         14,684   16,765
                                   --------    --------       --------  -------
Net interest income before
 provision for loan and
 valuation losses                   10,285       10,710         20,634   21,447
Provision for loan and
 valuation losses                      445          842          1,744    1,537
                                   -------     --------       --------  -------
Net interest income after
 provision for loan and
 valuation losses                    9,840        9,868         18,890   19,910
                                   -------     --------       --------  -------
Noninterest income:
 Loan administration                 3,727        5,532          8,395   11,801
 Brokerage                           2,507        2,883          5,459    5,223
 Trust services                      1,887        1,685          3,839    3,297
 Real estate disposition services    3,078        1,458          5,466    2,823
 Gain on sale of loans and
  securities                           285        4,300          2,369    7,746
 School Services                       799          650          1,470    1,266
 Other                               6,199        4,539          8,894    6,716
                                   -------     --------        -------- -------
Total noninterest income            18,482       21,047         35,892   38,872
                                   -------     --------        -------- -------
Noninterest expense:
 Compensation and employee benefits  8,786        9,138         17,746   18,204
 Amortization of mortgage
  servicing rights                   4,493       10,356          9,164   19,254
 Occupancy and equipment             1,562        1,475          3,122    2,993
 Postage and communication             532          601          1,118    1,308
 Professional fees                     906          848          1,643    1,824
 Data processing                       636          766          1,259    1,425
 (Recovery of) impairment on
  mortgage servicing rights          (2,100)      2,400          (944)    2,400
 Other general and administrative     7,657       8,517         14,499   15,444
                                   --------    --------       --------  -------
Total noninterest expense            22,472      34,101         47,607   62,852
                                   --------    --------       --------  -------
Income (loss) from continuing
  operations before income taxes      5,850     (3,186)          7,175   (4,070)
Income tax provision (benefit)        1,988     (1,558)          2,147   (2,102)
                                   --------    --------       --------  -------
Income (loss) from continuing
  operations                          3,862     (1,628)          5,028   (1,968)
                                   --------    --------       --------  -------
Discontinued operations:
Income from discontinued
  operations, net of income
  tax provision of $0, $1,978,
  $89 and $3,435, respectively           -        3,057            137    5,309
                                   --------    --------       --------  -------
Net income                         $  3,862    $  1,429       $  5,165  $ 3,341
                                   ========    ========       ========  =======

Continued

                      Matrix Bancorp, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations - continued
                (Dollars in thousands, except share information)
                                   (Unaudited)

                                      Quarter Ended          Six Months Ended
                                        June 30,                 June 30,
                                     2004        2003          2004      2003
                                   --------    --------      --------   -------
Income (loss) from continuing
 operations per share - basic      $   0.59    $  (0.25)     $   0.77  $ (0.30)
                                   ---------   ---------     --------- --------
Income (loss) from continuing
 operations per share -
 assuming dilution                 $   0.58    $  (0.25)     $   0.76  $ (0.30)
                                   ---------   ---------     --------- --------
Income from discontinued
 operations per share - basic      $      -    $    0.47     $   0.02  $   0.81
                                   ---------   ---------     --------- --------
Income from discontinued
 operations per share -
 assuming dilution                 $      -    $    0.47     $   0.02  $   0.81
                                   ---------   ---------     --------- --------
Net income per share - basic        $   0.59    $    0.22     $   0.79  $   0.51
                                   =========   =========     ========= =========
Net income per share -
 assuming dilution                 $   0.58    $    0.22     $   0.78  $   0.51
                                   =========   =========     ========= =========

Weighted average shares - basic   6,519,522   6,491,483    6,519,251  6,491,131
                                  =========   =========    =========  =========

Weighted average shares -
 assuming dilution                6,633,954   6,541,899    6,607,047  6,536,258
                                  =========   =========    =========  =========

See accompanying notes.

                      Matrix Bancorp, Inc. and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                                                                        Accumulated
                               Common stock     Additional                 other
                          -------------------   Paid-in     Retained    comprehensive           Comprehensive
                           Shares      Amount   Capital     Earnings    income (loss)   Total      income
                          ------------------------------------------------------------------------------------

Six Months Ended
  June 30, 2004
----------------------
Balance at Dec 31, 2003   6,518,981    $    1  $ 20,615     $ 48,859      $   209       $ 69,684
Comprehensive income:
 Net income                                                    5,165                       5,165   $   5,165
 Net unrealized holding
  gains (1)                                                                  (662)          (662)       (662)
                                                                                                   ----------
Comprehensive income                                                                               $   4,503
                                                                                                   ==========

Issuance of stock
 related to employee
 stock purchase plan
 and options                  1,200                  10                                       10
                          ----------------------------------------------------------------------
Balance at June 30, 2004  6,520,181    $    1  $ 20,625     $ 54,024      $  (453)      $ 74,197
                          ======================================================================


 Six Months Ended
  June 30, 2003
----------------------
Balance at Dec 31, 2002   6,489,543    $    1  $ 20,375     $ 46,534      $    26       $ 66,936
Comprehensive income:
 Net income                                                    3,341                       3,341   $   3,341
 Net unrealized holding
  loss                                                                         (8)            (8)         (8)
                                                                                                   ----------
Comprehensive income                                                                               $   3,333
                                                                                                   ==========
Issuance of stock
 related to employee
 stock purchase plan
 and options                  6,500         -        55            -            -             55
                          -----------------------------------------------------------------------
Balance at June 30, 2003  6,496,043    $    1  $ 20,430     $ 49,875      $    18       $ 70,324
                          -----------------------------------------------------------------------

(1) Disclosure of reclassification amount

  Six Months Ended
    June 30, 2004
----------------------
Unrealized holding loss arising during period                                                     $     (662)
Less: reclassification adjustment of gains included in net income                                          -
                                                                                                   ----------
Net unrealized holding loss on securities                                                          $    (662)
                                                                                                   ==========


See accompanying notes.



                      Matrix Bancorp, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                              2004       2003
                                                         ----------   ---------
Operating activities
Net income (loss) from continuing operations             $    5,028   $  (1,968)
Adjustments to reconcile net income (loss) from
 continuing operations to net cash used in
 operating activities:
 Depreciation and amorization                                 1,859       1,819
 Provision for loan and valuation losses                      1,744       1,537
 Amortization of mortgage servicing rights                    9,164      19,254
 (Recovery of) impairment on mortgage servicing rights        (944)       2,400
 Gain on sale of loans and securities                       (2,369)     (7,746)
 Gain on sale of Matrix Bank branches                       (5,088)         -
 Loss (gain) on sale of foreclosed real estate                  208       (453)
Changes in assets and liabilities
 Loans originated for sale, net of loans sold              (32,707)     64,161
 Loans purchased for sale                                 (851,142)   (880,684)
 Principal payments on, and proceeds from sale
  of loans held for sale                                    465,352     496,270
 Originated mortgage servicing rights, net                    (680)     (4,047)
 (Increase) decrease in other receivables and
  other assets                                               11,662    (13,661)
 (Decrease) increase in other liabilities, income
  taxes payable and deferred income tax                         708    (14,804)
                                                         ----------    --------
Net cash used in operating activities from continuing
 operations                                               (397,205)   (337,922)
 Net cash provided by (used in) discontinued
  operations                                                   226     (13,805)
                                                         ----------   ---------
Net cash used in operating activities                     (396,979)   (351,727)
                                                         ==========   =========

Investing activities
Loans originated and purchased for investment              (83,960)     (64,879)
Principal repayments on loans held for investment           17,070       51,663
Loans sold in sale of Matrix Bank branches                  24,227           -
Purchase of available for sale securities                (136,450)           -
Proceeds from sale of available for sale securities        554,086      368,443
Proceeds from maturity and prepayment of available
  for sale securities                                       27,094          322
Redemption (purchase) of FHLBank stock, net                    546         (182)
Purchases of building and equipment                        (1,459)         (871)
Acquisition of mortgage servicing rights                     (246)          -
Proceeds from sale of building and equipment                     -        1,671
Proceeds from sale of Matrix Bank branches
  premises and equipment                                     3,058           -
Proceeds from sale of foreclosed real estate                 5,544        4,497
                                                         ----------   ---------
Net cash provided by investing activities                $ 409,510    $ 360,664
                                                         ===========  =========

                      Matrix Bancorp, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows - continued
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             2004       2003
                                                          ---------   ---------
Financing activities
Net increase in deposits                                  $  12,236   $  17,323
Net deposits sold with Matrix Bank branches                (73,574)          -
Net (decrease) increase in custodial escrow balances          (630)       3,942
Increase in revolving lines, net                             65,630      21,237
Payments of notes payable                                     (714)       (714)
Payment of financing arrangements                             (405)        (22)
Proceeds from issuance of capital securities of
  subsidiary trusts                                          9,760          -
Proceeds from issuance of common stock related to
  employee stock option purchase plan and options               10          55
                                                          ---------   ---------
Net cash provided by financing activities                   12,313      41,821
                                                          ---------   ---------
Increase in cash and cash equivalents                       24,844      50,758
Cash and cash equivalents at beginning of period            34,510      62,412
                                                          --------    ---------
Cash and cash equivalents at end of period                $ 59,354    $ 113,170
                                                          ========    =========

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate               $  6,589     $    454
                                                          ========     ========
Loans transferred to securities available for sale        $493,755     $380,858
                                                          ========     ========

Supplemental disclosure of cash flow information
Cash paid for interest expense                            $ 14,964     $ 17,228
                                                          ========     ========
Cash paid for income taxes                                $  4,929     $  3,323
                                                          --------     --------



See accompanying notes.

                      Matrix Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)

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

Stock-Based Compensation

At June 30, 2004, the Company has one stock-based employee compensation plan, which is described more fully in Note 14 to the audited financial statements in Form 10-K for December 31, 2003. We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS 123, "Accounting for Stock-Based Compensation" established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plan. As allowed by SFAS 123 (and SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123"), we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS
123. Accordingly, we do not recognize compensation expense for our stock-based plan, as we do not issue options at exercise prices below the market value at the date of the grant. Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net income and income per share would have been changed to the pro forma amounts indicated below:

                                       Quarter Ended          Six Months Ended
                                          June 30,                June 30,
                                       2004     2003          2004     2003
                                      ----------------       -----------------
Net Income:                     (Dollars in thousands, except share information)

  Net income as reported              $ 3,862  $ 1,429       $ 5,165   $ 3,341
  Deduct: Total stock-based
    employee compensation deter-
    mined under fair value based
    method for awards, net of
    related tax effects                  (64)     (75)         (133)     (153)
                                      ----------------       -----------------
    Pro forma                         $ 3,798  $ 1,354       $ 5,032   $ 3,188
                                      ================       =================
Income per share:
  Basic, as reported                  $ 0.59    $ 0.22       $ 0.79   $ 0.51
                                      ================       ===============
  Basic, pro forma                    $ 0.58    $ 0.21       $ 0.77   $ 0.49
                                      ================       ===============
  Diluted, as reported                $ 0.58    $ 0.22       $ 0.78   $ 0.51
                                      ================       ===============
  Diluted, pro forma                  $ 0.57    $ 0.21       $ 0.76   $ 0.49
                                      ================       ===============

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  June 30, 2004
                                   (Unaudited)

Reclassifications

Certain reclassifications have been made to prior periods condensed consolidated financial statements and related notes to conform with the current period presentation.

2.  Sale of Wholesale Production Platform

On September 2, 2003, the Company announced the final closing, and substantial completion, of the sale by Matrix Financial Services Corporation of substantially all of its assets associated with its wholesale mortgage origination platform pursuant to the Purchase and Assumption Agreement of February 28, 2003, as amended ("Purchase Agreement"). After the sale, our remaining operations at Matrix Financial consist primarily of the mortgage servicing investment and a limited amount of corporate personnel and operations. Under terms of the Purchase Agreement, Matrix Financial continued to earn a production premium through February 2004, generally 20 basis points times the original principal balance of all loans originated through February 23, 2004. There was no premium earned during the quarter ended June 30, 2004; for the six months ended June 30, 2004, the production premium earned and reflected in income from discontinued operations was $226 thousand, before tax.

The operating income of the discontinued production platform is reflected in income from discontinued operations, and the condensed consolidated statements of operations have been restated to reflect the production platform as a discontinued operation. Operating results of the discontinued operations, previously included in our mortgage banking segment, were as follows:


                                       Quarter Ended          Six Months Ended
                                          June 30,                June 30,
                                       2004     2003          2004     2003
                                      ----------------       -----------------
                               (Dolllars in thousands, except share information)
Net interest income after
  provision for loan and
  valuation losses                    $    -   $ 1,355       $    -   $ 2,504
Noninterest income                         -    16,081            -    28,910
Noninterest expense                        -    12,401            -    22,670
                                       -----------------     ----------------
  Operating income before taxes
    from discontinued operations           -     5,035             -    8,744
  Income tax provision                     -     1,978             -    3,435
                                       ---------------       ----------------
  Operating income from
    discontinued operations                -     3,057             -    5,309
Gain on sale of production platform,
  net of income tax benefit of $0,
  $0, $89 and $0, respectively             -        -            137       -
                                       ----------------      ----------------
Income from discontinued opera-
  tions, net of income taxes          $    -   $ 3,057       $   137  $ 5,309
                                      =================      =================
Income from discontinued opera-
  tions per share - basic             $    -   $  0.47       $   0.02  $ 0.81
                                      =================      =================
Income from discontinued opera-
  tions per share - assuming dilution $    -   $  0.47       $   0.02  $ 0.81
                                      =================      =================


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

                    Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  June 30, 2004
                                   (Unaudited)


The Purchase Agreement requires Matrix Bank to guarantee Matrix Financial's obligations under the Purchase Agreement if certain events occur, such as Matrix Financial's bankruptcy, failure to maintain a minimum net worth, or loss of voting control of Matrix Financial.

3. Sale of Matrix Capital Bank Branches

On January 30, 2004, Matrix Bank entered into a definitive agreement to sell its two branches in Las Cruces, New Mexico. The transaction was approved by Matrix Bank's regulator on April 7, 2004 and closed on May 1, 2004. The sale included approximately $78.5 million of deposits and $22.7 million of loans, as well as the real estate and fixed assets associated with the branches. There was a pre-tax gain on the sale of approximately $5.1 million reflected in other income in the condensed consolidated statements of operations for the quarter and six months ended June 30, 2004.

4. New Accounting Standards

On March 9, 2004, the SEC staff issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments", which provides guidance regarding mortgage loan interest rate lock commitments related to loans held for sale as written options, effective for commitments entered into after March 31, 2004. The Company enters into such commitments with customers in connection with residential mortgage loan applications, however, the amount of these commitments is not material to the Company's consolidated financial statements. The impact of implementing this guidance did not have a significant impact on the consolidated financial statements.

5. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:

                                      Quarter Ended          Six Months Ended
                                         June 30,                June 30,
                                     2004      2003           2004       2003
                                   ------------------      --------------------
                                               (Dolllars in thousands)
Numerator:
  Income (loss) from continuing
     operations, net of tax       $    3,862  $(1,628)    $    5,028  $ (1,968)
  Income from discontinued
     operations, net of tax                -    3,057            137     5,309
                                  -------------------     --------------------
  Net income                      $    3,862  $ 1,429     $    5,165  $  3,341
                                  ===================     ====================

Denominator:
  Weighted average shares
    outstanding                    6,519,522   6,491,483   6,519,251  6,491,131
  Effrect of dilutive securites:
    Common stock options             114,432      50,416      87,796     45,127
                                  ----------------------  ---------------------
  Denominator for net income
    per share assuming dilution    6,633,954   6,541,899   6,607,047  6,536,258
                                  ======================  =====================

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  June 30, 2004
                                   (Unaudited)

6. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

                                            Six Months Ended      Year Ended
                                                June 30,         December 31,
                                                 2004                2003
                                            ----------------   ----------------
                                                       (In thousands)
Mortgage servicing rights
 Balance at beginning of period             $        47,194    $        79,234
 Purchases                                              220                375
 Originations                                           456              5,082
 Amortization                                        (9,164)           (32,497)
 Sales                                                    -                  -
 Appreciation of valuation allowance to
  write down impaired MSRs                                -             (5,000)
                                            ----------------   ----------------
Balance before valuation allowance at
 end of period                                       38,706             47,194

Valuation allowance for impairment of
 mortgage servicing rights
 Balance at beginning of period                      (6,450)            (14,400)
 Additions                                           (1,156)             (2,400)
 Application of valuation allowance
  to write down impaired MSRs                             -               5,000
 Recovery                                             2,100               5,350
                                            ----------------   ----------------
Balance at end of period                             (5,506)             (6,450)

Valuation allowance for foreclosure costs              (750)             (1,000)
                                            ----------------   ----------------
Mortgaging servicing rights, net            $        32,450    $         39,744
                                            ================   ================

The Company's servicing portfolio (excluding subserviced loans), is comprised of the following:

                                     June 30, 2004          December 31, 2003
                               ----------------------     ---------------------
                                Number    Principal        Number    Principal
                                  of       Balance           of       Balance
                                Loans    Outstanding       Loans    Outstanding
                               ------------------------------------------------
                                             (Dollars in thousands)

Freddie Mac                      5,327    $  208,382        6,194    $  253,245
Fannie Mae                      16,231       937,100       19,257     1,164,589
Ginnie Mae                      13,006       815,532       16,370     1,068,975
VA, FHA, conventional and
  other loans                    8,275       629,799        9,034       696,727
                               ----------------------     ---------------------
                                42,839    $2,590,813       50,855    $3,183,536
                               ======================     =====================

The Company's custodial escrow balances shown in the accompanying condensed consolidated balance sheets at June 30, 2004 and December 31, 2003 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at Matrix Bank, a subsidiary of Matrix Bancorp, in noninterest-bearing accounts. The balance of

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  June 30, 2004
                                   (Unaudited)

custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

The estimated aggregate amortization of our MSRs for each of the next twelve month periods ending June 30, 2005, 2006, 2007, 2008 and 2009 is $7.1 million, $5.4 million, $4.2 million, $3.2 million, and $2.5 million, respectively. The estimated amortization is based on several assumptions as of June 30, 2004 with the most significant being the anticipated prepayment speeds of the underlying mortgages. It is reasonably possible the actual repayment speeds of the underlying mortgage loans may differ materially from the estimated repayment speeds, and thus, the actual amortization may be significantly different than the amounts estimated.

7. Deposits

Deposit account balances are summarized as follows:

                               June 30, 2004              Decmeber 31, 2003
                       ----------------------------   -------------------------
                                          Weighted                     Weighted
                                           Average                      Average
                         Amount   Percent   Rate       Amount   Percent   Rate
                       ---------------------------    -------------------------
                                          (Dollars in thousands)

Passbook accounts      $  1,621     0.18 %  1.28 %      5,675     0.58 %  1.28 %
NOW accounts            164,503    18.12    0.16      180,733    18.56    0.15
Money market accounts   590,952    65.10    0.65      576,088    59.14    0.71
                       ---------------------------    -------------------------
                        757,076    83.40    0.54      762,496    78.28    0.58
Certificate accounts    150,673    16.60    3.25      211,563    21.72    2.89
                       ---------------------------   --------------------------
Deposits               $907,749   100.00 %  1.04 %   $974,059   100.00 %  1.07 %
                       ===========================   ==========================

At June 30, 2004 and December 31, 2003, brokered deposits accounted for approximately $80.8 million and $104.6 million, respectively, of the total certificate accounts shown above.

8. FHLBank Stock and Borrowings

In connection with Matrix Bank's change of domicile in 2002, Matrix Bank obtains FHLBank advances from FHLBank of Topeka, which is the FHLBank that serves Denver, Colorado, and utilizes FHLBank of Topeka as its primary correspondent bank. This change was approved March 25, 2002. Long-term advances that existed at March 25, 2002 with FHLBank of Dallas are still outstanding under their original terms.

The balances of FHLBank stock are as follows:


                                            June 30, 2004     December 31, 2003
                                        -------------------  ------------------
                                                       (In thousands)
FHLBank of Topeka stock, at cost        $        23,528       $      23,124
FHLBank of Dallas stock, at cost                  6,608               7,558
                                        ------------------    -----------------
FHLBank stock                           $        30,136       $      30,682
                                        ==================    =================

                    Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  June 30, 2004
                                   (Unaudited)

The balances of FHLBank borrowings are as follows:


                                            June 30, 2004     December 31, 2003
                                        -------------------  ------------------
                                                       (In thousands)
FHLBank of Topeka borrowings            $       379,000       $     311,000
FHLBank of Dallas borrowings                    147,162             147,204
                                        ------------------    -----------------
FHLBank borrowings                      $       526,162       $     458,204
                                        ==================    =================

Available unused borrowings from the FHLBank of Topeka totaled $174.0 million at June 30, 2004.

10. Segment Information



                                                                             Servicing
                                                                             Brokerage
                                             Traditional      Mortgage          and       School
                                               Banking         Banking      Consulting    Services   All  Others      Total
                                            --------------- -------------- -------------- ---------- ------------ ---------------
                                                                           (Dollars in thousands)


Quarter ended ended June 30, 2004:
Revenues from external customers:
   Interest income                          $      15,153     $     987      $      30    $ 1,094     $    229     $    17,493
   Noninterest income                               6,785         2,816          2,615        797        5,469          18,482
Intersegment revenues                                 620           226            666          2          331           1,845
Segment income (loss) from
   continuing operations before
   income taxes                                    11,631       (4,753)            578        113      (1,719)           5,850

Quarter ended June 30, 2003:
Revenues from external customers:
   Interest income                          $      15,847     $    1,418     $       80   $  1,329    $      94    $     18,768
   Noninterest income                               1,704         12,602          2,791        554        3,396          21,047
Intersegment revenues                                 814            156            327          2          472           1,771
Segment income (loss) from
   continuing operations before
   income taxes                                     5,647         (5,006)            820    (1,039)      (3,608)         (3,186)

Six months ended June 30, 2004:
Revenues from external customers:
   Interest income                          $      30,740     $    2,137     $       72   $  2,138    $     231    $     35,318
   Noninterest income                               8,323         10,412          5,458      1,465       10,234          35,892
Intersegment revenues                               1,472            496          1,044          5          877           3,894
Segment income (loss) from
   continuing operations before
   income taxes                                    17,061        (7,161)          1,152        176      (4,053)           7,175



                     Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                                  June 30, 2004
                                   (Unaudited)






                                                                             Servicing
                                                                             Brokerage
                                             Traditional      Mortgage          and       School
                                               Banking         Banking      Consulting    Services   All Others      Total
                                            --------------- -------------- -------------- ---------- ------------ ---------------
                                                                           (Dollars in thousands)
Six months ended June 30, 2003:
Revenues from external customers:
   Interest income                          $       32,111    $     3,027    $       116   $  2,788    $     170    $     38,212
   Noninterest income                                3,283         21,926          5,081      1,093        7,489          38,872
Intersegment revenues                                1,610          1,977            708          5          957           5,257
Segment income (loss) from
   continuing operations before
   income taxes                                     10,941        (7,023)          1,356    (2,471)      (6,873)         (4,070)



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Matrix Bancorp, Inc. (occasionally referred to in this document, on a consolidated basis, as "us," "we," the "Company" or similar terms) is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, trust and clearing activities, lending activities, mortgage banking and other fee-based services. Our traditional banking activities include originating and servicing residential, commercial and Small Business Administration ("SBA") loans and providing a broad range of depository services. Our trust and clearing activities focus primarily on offering specialized custody and clearing services to banks, trust companies, broker-dealers, third party administrators and investment professionals, as well as the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. Our mortgage banking activities consist of purchasing and selling residential mortgage loans; offering brokerage, consulting and analytical services to financial services companies and financial institutions; and servicing residential mortgage portfolios for investors. Our other fee-based services and lending activities include providing nationwide real estate management and disposition services to financial service companies and financial institutions; and providing outsourced business and educational services to charter schools. We also offer a limited amount of financing to charter schools for the purchase of school sites and equipment. Our primary operating subsidiaries are: Matrix Capital Bank; Matrix Financial Services Corporation; Matrix Bancorp Trading, Inc. (formerly known as Matrix Capital Markets, Inc.); Matrix Asset Management Corporation; ABS School Services, L.L.C, operating as The GEO Group; Sterling Trust Company; First Matrix Investment Services Corp.; Matrix Tower Holdings, LLC; plus an equity interest in Matrix Settlement & Clearance Services, LLC.

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

Discontinued Operations - Sale of Wholesale Production Platform

On September 2, 2003, we announced the final closing and substantial completion of the sale by Matrix Financial of substantially all of its assets associated with its wholesale mortgage origination platform. See "Item 1. Business - Discontinued Operations" and Note 3 of the consolidated financial statements on Form 10-K as of December 31, 2003 for a discussion of the sale and impact on continuing and discontinued operations. We agreed to sell the platform because we were concerned that, over an extended period of time, we would find it difficult to compete in the highly competitive mortgage origination industry that generally operates on high volume and low margins. Based on the size of our wholesale production platform, we were required to commit a significant percentage of our capital to a line of business that is somewhat cyclical and the earnings were difficult for us to estimate. The sale of the platform has allowed us to reduce our operational risks and the costs associated with the platform. We were successful in reinvesting the liquidity created from the sale into predominately adjustable rate loans, SBA loans and high quality mortgage-backed securities.

The operations of the production platform, which reflect income from discontinued operations, net of tax effect of approximately $137 thousand for the six months ended June 30, 2004 and $3.1 million and $5.3 million for the quarter and six months ended June 30, 2003, respectively, are reported as income from discontinued operations in the condensed consolidated financial statements, and will be presented as such in future releases and filings, and as such are not included in the discussion of results from continuing operations below. It should be noted that discontinued operations are based upon the Company's historical results from operations of the production platform, adjusted to reflect the impact of the sale of the production platform. Because there was an opportunity cost of owning the production platform, the historical results are not necessarily indicative of the results that might have occurred if the disposition had actually been completed on the indicated date, and are not indicative of any future results.

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

The Company also considers the valuation of mortgage servicing rights to be a critical accounting policy that requires judgments, assumptions and estimates concerning impairment of their value in certain interest rate environments. See "Item 1. Business--Mortgage Servicing Activities" in the Form 10-K for December 31, 2003 for a detailed discussion of the nature of servicing rights, and the discussion above and in Note 2 of the consolidated financial statements on Form 10-K as of December 31, 2003 for detail concerning the valuation of mortgage servicing rights.

The Company also considers the judgments and assumptions concerning litigation as a critical accounting policy. The Company has been notified that we are a defendant in a number of legal proceedings. Most of these cases involve ordinary and routine claims incidental to our business. For a full description of such proceedings, see the Legal Proceedings section in the Form 10-K for December 31, 2003, and the additional discussion at Part II. Item I. "--Legal Proceedings" of this Form 10-Q. With respect to all pending litigation matters, our ultimate legal responsibility, if any, cannot be estimated with certainty. Based on the ultimate outcome of such proceedings, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to such proceedings.

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

Comparison  of Results of  Operations  for the Quarters  Ended June 30, 2004 and
2003

Income (Loss) from Continuing Operations. For the quarter ended June 30, 2004, there was income of $3.9 million, or $0.59 per basic share and $0.58 per diluted share as compared to a loss of $(1.6) million, or $(0.25) per basic and diluted share, for the quarter ended June 30, 2003. Our income from continuing operations for the quarter ended June 30, 2004 includes a $5.1 million pre-tax gain on sale of the Matrix Bank Branches as discussed in Note 3 to the condensed consolidated financial statements.

Net Interest Income. Net interest income before provision for loan and valuation losses decreased $400 thousand, or 4.0%, to $10.3 million for the quarter ended June 30, 2004 as compared to $10.7 million for the quarter ended June 30, 2003. Our net interest margin decreased 12 basis points to 2.80% for the quarter ended June 30, 2004 from 2.92% for the quarter ended June 30, 2003. The decrease in net interest income before provision for loan valuation losses was primarily due to a 35 basis point decrease in the yield earned on our interest-earning assets, which was caused by the historically low interest rate environment. Average interest-earning assets were relatively unchanged in the periods at $1.47 billion at June 30, 2004 and June 30, 2003. We had a 41 basis point decrease in the cost of our interest-bearing liabilities, primarily due to the increase of overnight borrowings at FHLBank Topeka as a percentage of total interest interest-bearing liabilities. The effect of the decrease in the costs of liabilities was partially offset by a $78.6 million increase in our average interest-bearing liabilities to $1.31 billion for the quarter ended June 30, 2004 compared to $1.23 billion at June 30, 2003. This increase occurred primarily because of a $66.1 million decline in noninterest-bearing custodial deposit accounts related to mortgage loan servicing. This decrease in the cost of interest bearing liabilities caused our interest rate spread to increase to 2.57% for the quarter ended June 30, 2004 from 2.5% for the quarter ended June 30, 2003. For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities, as well as changes in interest rates, see "Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. The provision for loan and valuation losses decreased $400 thousand to $400 thousand for the quarter ended June 30, 2004 as compared to $800 thousand for the quarter ended June 30, 2003. The decrease in the provision was mainly due to additional reserves recorded in the 2003 quarter that are not present in current year's quarter end. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "Asset Quality--Nonperforming Assets."

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $1.8 million, or 32.6%, to $3.7 million for the quarter ended June 30, 2004 as compared to $5.5 million for the quarter ended June 30, 2003. Loan service fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio had an average balance of $2.8 billion for the quarter ended June 30, 2004 as compared to an average balance of $4.6 billion for the quarter ended June 30, 2003. The impact of the decrease in our average balance was slightly offset by an increase in our actual service fee rate (including all ancillary income) to 0.52% for the quarter ended June 30, 2004, as compared to 0.47% for the quarter ended June 30, 2003. The Company anticipates loan administration fees to continue to decrease as its servicing portfolio decreases through normal prepayments.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to whole loan activities, SBA brokerage fees, retail equity, fixed income and mortgage servicing rights activities. Brokerage fees decreased by $400 thousand, or 13.0% to $2.5 million for the quarter ended June 30, 2004 as compared to $2.9 million for the quarter ended June 30, 2003. The decrease is primarily the result of decreased activity at First Matrix in the acquisition, pooling and selling of SBA loans and securities due to the timing of purchases and sales in the marketplace.

Trust Services. Trust service fees increased $200 thousand, or 12.0% to $1.9 million for the quarter ended June 30, 2004 as compared to $1.7 million for the same quarter of the prior year. The total of trust accounts under administration at Sterling Trust and Matrix Bank increased to 54,602 at June 30, 2004 from 47,401 at June 30, 2003 and total assets under administration increased to approximately $14.7 billion at June 30, 2004 from approximately $11.3 billion at June 30, 2003. The growth has been achieved at both the trust operations of Matrix Bank and Sterling Trust. The growth at Matrix Bank is driven by business referred by Matrix Settlement & Clearance Services.

Real Estate Disposition Services. Real estate disposition services represents fees earned by Matrix Asset Management for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions. Real estate disposition services income increased $1.6 million, or 111.1%, to $3.1 million for the quarter ended June 30, 2004 as compared to $1.5 million for the quarter ended June 30, 2003. The increase is due to an increase in the number of properties closed during the quarter ended June 30, 2004 of 1,558 as compared to 788 for the same quarter of the prior year, an increase of 97.7%. Additionally, the increase is due to an increase in the number of properties under management, which is 3,302 at June 30, 2004 as compared to 2,487 at June 30, 2003, an increase of 32.8%.

Gain on Sale of Loans and Securities. Gain on sale of loans and securities decreased $4.0 million to $300 thousand for the quarter ended June 30, 2004 as compared to $4.3 million for the quarter ended June 30, 2003. Gains on sale of loans and securities include gains on the sale of repurchased FHA and VA loans which represent delinquent loans purchased out of loan pools on which Matrix Financial acts as servicer, and then re-sells into the secondary market, gains on sale of originated SBA and multi-family loans primarily from the portfolio at Matrix Bank, and gains on the sale of purchased SBA loans and pooled securities at Matrix Bank. The quarter ended June 30, 2003 included approximately $4.1 million of gains on the sale of the repurchased FHA and VA loans, compared to a net of approximately $300 for the quarter ended June 30, 2004. Gains on sale of loans can fluctuate significantly from quarter to quarter and year-to-year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, and the particular loan portfolios we elect to sell.

School Services. School services income represents fees earned by ABS, operating at The GEO Group, for outsourced business and consulting services provided primarily to charter schools. School services income increased $100 thousand, or 23.0%, to $800 thousand for the quarter ended June 30, 2004 as compared to $700 thousand for the quarter ended June 30, 2003.

Other Income. Other income, which includes loan origination income, equity in earnings of unconsolidated subsidiary, mortgage servicing net hedging gains and losses, income earned on bank owned life insurance, rental income and other miscellaneous income items, increased $1.7 million to $6.2 million for the quarter ended June 30, 2004 as compared to $4.5 million for the quarter ended June 30, 2003. The increase in other income was due to the inclusion of approximately $5.1 million pre-tax gain on the sale of the Matrix Bank branches in Las Cruces, New Mexico, as discussed in Note 3 to the condensed consolidated financial statements, offset by a decrease in the net hedging activity realized at Matrix Financial during the quarter of $2.8 million. This change in hedging activity was substantially offset by a recovery of a portion of previously recorded impairment charges on our mortgage servicing asset discussed in noninterest expenses below.

Noninterest Expense. Noninterest expense decreased $11.6 million, or 34.1%, to $22.5 million for the quarter ended June 30, 2004 as compared to $34.1 million for the quarter ended June 30, 2003. This decrease was mainly the result of a decrease in the levels of amortization of mortgage servicing rights, plus a recovery of impairment of our mortgage servicing rights in the current quarter as compared to a charge for impairment on the mortgage servicing rights in the quarter ended June 30, 2003. The following table details the major components of noninterest expense for the periods indicated:

                                                              Quarater Ended
                                                                  June 30,
                                                         ----------------------
                                                           2004          2003
                                                         -------        -------
                                                         (Dollars in thousands)
Compensation and employee benefits                      $  8,786        $ 9,138
Amortization of mortgage servicing rights                  4,493         10,356
Occupancy and equipment                                    1,562          1,475
Postage and communication                                    532            601
Professional fees                                            906            848
Data processing                                              636            766
(Recovery of) impairment on mortgage
 servicing rights, net                                    (2,100)         2,400
Other general and administrative                           7,657          8,517
                                                         --------       -------
Total                                                    $22,472        $34,101
                                                         ========       =======

Compensation and employee benefits expense decreased $300 thousand, or 3.8%, to $8.8 million for the quarter ended June 30, 2004 as compared to $9.1 million for the quarter ended June 30, 2003. This decrease was primarily due to decreased salaries and wages associated with reductions in number of employees, primarily at Matrix Financial and ABS, offset by increases at Matrix Asset Management. Overall, there was a decrease of 3 employees to 503 employees at June 30, 2004, as compared to approximately 506 employees at June 30, 2003.

Amortization of mortgage servicing rights decreased $5.9 million, or 56.6%, to $4.5 million for the quarter ended June 30, 2004 as compared to $10.4 million for the quarter ended June 30, 2003. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The primary cause of the decrease was a decrease in the average balance in our mortgage servicing rights and our corresponding underlying servicing portfolio to $2.8 billion at June 30, 2004 as compared to $4.6 billion at June 30, 2003. In response to the low interest rates prevalent in the market, prepayment speeds on our servicing portfolio remained high at an average of 32.4% for the quarter ended June 30, 2004, but were lower than the prepayment speeds experienced of 39.3% for the quarter ended June 30, 2003.

Impairment on mortgage servicing rights reflects a recovery for the quarter ended June 30, 2004 of $2.1 million as compared to an impairment charge of $2.4 million for the quarter ended June 30, 2003, a change of $4.5 million. The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows. Due to increases in interest rates during the quarter, among other factors, a recovery of a portion of our previously recorded impairment charge was recorded increasing the carrying basis to fair value. It is not possible to estimate if future impairments or recoveries of those impairments will occur, and further changes in market interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future periods.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other general and administrative expenses, decreased $900 thousand, or 7.5%, to $11.3 million for the quarter ended June 30, 2004 as compared to $12.2 million for the quarter ended June 30, 2003. The decrease was despite an increase of approximately $1.1 million in the levels of reserves and charges at Matrix Financial related primarily to assets previously originated through the production platform we were required to repurchase under representation and warranty clauses in sales contracts, and on which losses have been reserved for. It is possible that a portion of the recorded reserves and losses may be recovered either through insurance proceeds or litigation against third parties in the future should the Company decide to initiate such proceedings.

Income Taxes. Provision for income taxes is $2.0 million for the quarter ended June 30, 2004 as compared to a benefit of $(1.6) million for the quarter ended June 30, 2003. Our effective tax rate is 34.0% for the quarter ended June 30, 2004. The effective tax rate is affected by the level of tax-exempt income at

ABS and Matrix Bank in proportion to the level of net income (loss) from continuing operations. The net tax-exempt income was approximately $1.0 million for the quarter ended June 30, 2004.


Comparison of Results of Operations for the Six Months Ended June 30, 2004 and 2003

Income (Loss) from Continuing Operations. The income from continuing operations increased $7.0 million to $5.0 million, or $0.77 per basic share and $0.76 per diluted share, for the six months ended June 30, 2004 as compared to a loss of $(2.0) million, or $(0.30) per basic and diluted share for the six months ended June 30, 2003. It should be noted that the loss from continuing operations in 2003 is based upon the Company's historical results from operations, adjusted to reflect the impact of the sale of the production platform and are not necessarily indicative of the results that might have occurred if the disposition had actually been completed on the indicated date, and are not necessarily indicative of any future results.

Net Interest Income. Net interest income before provision for loan and valuation losses decreased $800 thousand, or 3.8% to $20.6 million for the six months ended June 30, 2004 as compared to $21.4 million for the six months ended June 30, 2003. The factors which impact net interest income are as follows: our average interest-earning assets were $1.50 billion for the six months ended June 30, 2004 as compared to $1.47 billion for the six months ended June 30, 2003. The increase in average balance was offset, however, by a decrease in the average yield on the net interest-earning assets to 4.70% for the six months ended June 30, 2004 as compared to 5.21% for six months ended June 30, 2003. The Company's interest-bearing liabilities also increased to $1.34 billion for the six months ended June 30, 2004 as compared to $1.25 billion for the six months ended June 30, 2003. This increase was offset, however, as the average cost of interest-bearing liabilities decreased to 2.19% for the six months ended June 30, 2004, as compared to 2.67% for the six months ended June 30, 2003. Both the decrease in the yield on interest-earning assets and the cost of the interest-bearing liabilities are attributable to the low interest rate environment. The impact of these factors caused the Company's net interest margin to decrease to 2.75% for the six months ended June 30, 2004 as compared to 2.92% for the six months ended June 30, 2003, and caused the interest rate spread to decrease to 2.51% for the six months ended June 30, 2004 as compared to 2.53% for the six months ended June 30, 2003. For additional discussion concerning increases in our average interest-earning assets and decreases in our cost of interest-bearing liabilities, see "Comparison of Results of Operations for the Quarters Ended June 30, 2004 and 2003--Net Interest Income."

For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. Provision for loan and valuation losses increased $200 thousand, or 13.5%, to $1.7 million for the six months ended June 30, 2004 as compared to $1.5 million for the six months ended June 30, 2003. The increase was primarily attributable to additional reserves recorded at Matrix Financial as a result of increases in historical loss factors related to uninsured government loans and additional reserves recorded at ABS. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "Asset Quality--Nonperforming Assets."

Loan Administration. Loan administration fees decreased $3.4 million, or 28.9%, to $8.4 million for the six months ended June 30, 2004 as compared to $11.8 million for the six months ended June 30, 2003. Loan administration fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage servicing portfolio decreased to an average balance of $2.9 billion for the six months ended June 30, 2004 as compared to an average balance of $4.8 billion for the six months ended June 30, 2003. The actual service fee rate (including all ancillary income) increased to 0.55% for the six months ended June 30, 2004 as compared to 0.48% for the six months ended June 30, 2003.

Brokerage Fees. Brokerage fees increased $200 thousand, or 4.5%, to $5.5 million for the six months ended June 30, 2004 as compared to $5.2 million for the six months ended June 30, 2003. Brokerage fees vary from quarter to quarter and year-to-year, as the timing of servicing sales, loan sales and SBA pooling activities is dependent upon, among other things, prevailing market conditions and a seller's need to recognize a sale or to receive cash flows. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2004 and 2003--Brokerage Fees."

Trust Services. Trust service fees increased $500 thousand, or 16.4%, to $3.8 million for the six months ended June 30, 2004 as compared to $3.3 million for the six months ended June 30, 2003. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2004 and 2003--Trust Services."

Real Estate Disposition Services. Real estate disposition services income increased $2.6 million, or 93.7%, to $5.5 million for the six months ended June 30, 2004 as compared to $2.8 million for the six months ended June 30, 2003. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2004 and 2003--Real Estate Disposition Services."

Gain on Sale of Loans and Securities. Gain on sale of loans and securities decreased $5.4 million to $2.4 million for the six months ended June 30, 2004 as compared to $7.8 million for the six months ended June 30, 2003. Gain on the sale of loans and securities can fluctuate significantly from quarter to quarter and from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell.

School Services. School services income increased $200 thousand, or 16.1%, to $1.5 million for the six months ended June 30, 2004 as compared to $1.3 million for the six months ended June 30, 2003. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2004 and 2003--School Services."

Other Income. Other income increased $2.2 million, or 32.4%, to $8.9 million for the six months ended June 30, 2004 as compared to $6.7 million for the six months ended June 30, 2003. The increase in other income was primarily due to the inclusion of a pre-tax gain of approximately $5.1 million on the sale of the Matrix Bank Las Cruces, New Mexico branches, offset by approximately $3.0 million decrease in the net earnings on our mortgage servicing asset hedge activity realized at Matrix Financial. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2004 and 2003--Other Income."

Noninterest Expense. Noninterest expense decreased $15.2 million, or 24.3%, to $47.6 million for the six months ended June 30, 2004 as compared to $62.8 million for the six months ended June 30, 2003. This decrease was primarily due to a decrease in the level of amortization of our mortgage servicing rights, and a decrease in the impairment charge to a current period recovery on the mortgage servicing rights assets. The following table details the major components of noninterest expense for the periods indicated:
                                                           Six Months Ended
                                                                June 30,
                                                        -----------------------
                                                           2004          2003
                                                        --------       --------
                                                         (Dollars in thousands)
Compensation and employee benefits                      $ 17,746       $ 18,204
Amortization of mortgage servicing rights                  9,164         19,254
Occupancy and equipment                                    3,122          2,993
Postage and communication                                  1,118          1,308
Professional fees                                          1,643          1,824
Data processing                                            1,259          1,425
(Recovery of) impairment on mortgage
   servicing rights, net                                   (944)          2,400
Other general and administrative                          14,499         15,444
                                                        ---------      --------
Total                                                   $ 47,607       $ 62,852
                                                        =========      ========

Compensation and employee benefits decreased $500 thousand, or 2.5%, to $17.7 million for the six months ended June 30, 2004 as compared to $18.2 million for the six months ended June 30, 2003. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2004 and 2003--Noninterest Expense."

Amortization of mortgage servicing rights decreased $10.1 million, or 52.4%, to $9.2 million for the six months ended June 30, 2004 as compared to $19.3 million for the six months ended June 30, 2003. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The decrease is due to a decrease in the average balance of our mortgage servicing rights to $2.90 billion at June 30, 2004 as compared to $4.83 billion at June 30, 2003, offset slightly by a decrease in prepayment speeds on our servicing portfolio to an average of 29.9% for the six months ended June 30, 2004 as compared to 35.5% for the six months ended June 30, 2003. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2004 and 2003--Noninterest Expense."

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other general and administrative expenses, decreased $1.3 million, or 5.9%, to $21.7 million for the six months ended June 30, 2004 as compared to $23.0 million for the six months ended June 30, 2003. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2004 and 2003--Noninterest Expense."

Income Taxes. Provision for income taxes is $2.1 million for the six months ended June 30, 2004 as compared to a benefit of $(2.1) million for the six months ended June 30, 2003. Our effective tax rate is 29.9% for the six months ended June 30, 2004. The effective tax rates are affected by the level of tax-exempt income at ABS and Matrix Bank in proportion to the level of net income from continuing operations.

Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Average interest rate information for the quarters and six months ended June 30, 2004 and 2003 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

                                                                                   Quarter Ended
                                                                                     June 30,
                                                 ----------------------------------------------------------------------------------
                                                              2004                                      2003
                                                 ----------------------------------------  ---------------------------------------
                                                    Average                   Average        Average                    Average
                                                    Balance      Interest       Rate         Balance       Interest       Rate
                                                 -------------- ------------ ------------ --------------- ------------ ------------
Assets
Interest-earning assets:
   Loans receivable                               $ 1,295,617     $  15,704        4.85 %   $  1,405,154   $   18,333        5.22 %
   Securities                                         137,682         1,556        4.52           22,996          185        3.22
   Interest-earning deposits                            3,533             5        0.57            8,736           21        0.96
   Federal Home Loan Bank stock                        29,911           228        3.05           30,470          229        3.01
                                                 -------------- ------------ ------------ --------------- ------------ ------------
   Total interest-earning assets                    1,466,743        17,493        4.77        1,467,356       18,768        5.12

Noninterest-earning assets:
   Cash                                                59,334                                     46,437
   Allowance for loan and valuation losses            (10,594)                                   (8,255)
   Premises and equipment                              22,768                                     25,085
   Other assets                                       144,190                                    143,713
                                                 --------------                           ---------------
   Total noninterest-earning assets                   215,698                                    206,980
                                                 --------------                           ---------------

   Total assets                                   $ 1,682,441                               $  1,674,336
                                                 ==============                           ===============

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
 Passbook accounts                                $     3,138            10        1.27 %   $      5,401           18        1.33 %
 Money market and NOW accounts                        586,061           986        0.67          412,331          997        0.97
 Certificates of deposit                              154,430         1,349        3.49          359,631        2,426        2.70
 Federal Home Loan Bank borrowings                    445,477         2,614        2.35          337,890        2,268        2.68
 Borrowed money and guaranteed
    preferred beneficial interests                    123,259         2,249        7.30          118,469        2,349        7.93
                                                 -------------- ------------ ------------ --------------- ------------ ------------
   Total interest-bearing liabilities               1,312,365         7,208        2.20        1,233,722        8,058        2.61
                                                 -------------- ------------ ------------ --------------- ------------ ------------
Noninterest-bearing liabilities:
   Demand deposits (including
    custodial escrow balances)                        280,908                                    336,479
   Other liabilities                                   16,237                                     34,255
                                                 --------------                           ---------------
   Total noninterest-bearing liabilities              297,145                                    370,734
                                                 --------------                           ---------------
Shareholders' equity                                   72,931                                     69,880
                                                 --------------                           ---------------

Total liabilities and shareholders' equity        $ 1,682,441                               $  1,674,336
                                                 ==============                           ===============

Net interest income before provision for
  loan and valuation losses                                       $  10,285                                 $  10,710
                                                                ============                              ============
Interest rate spread                                                               2.57 %                                    2.50 %
                                                                             ============                              ============
Net interest margin                                                                2.80 %                                    2.92 %
                                                                             ============                              ============
Ratio of average interest-earning assets to
    average interest-bearing liabilities                                         111.76 %                                  118.94 %
                                                                             ============                              ============



                                                                                  Six Months Ended
                                                                                    June 30,
                                                 -------------------------------------- -----------------------------------------
                                                                 2004                                     2003
                                                 -------------------------------------- ----------------------------------------
                                                    Average      Interest    Average       Average       Interest      Average
                                                    Balance                    Rate        Balance                      Rate
                                                 -------------------------------------- ----------------------------------------
Assets
Interest-earning assets:
   Loans receivable                                 $1,332,299    $  31,762      4.77 %    $1,398,701     $  37,285        5.33 %
   Securities                                          136,243        3,094      4.54          24,279           401        3.30
   Interest-earning deposits                             2,925            8      0.55          13,972            71        1.02
   Federal Home Loan Bank stock                         29,864          454      3.04          30,426           455        2.99
                                                -------------- ------------ ---------- -------------- ------------- ------------
   Total interest-earning assets                     1,501,331       35,318      4.70       1,467,378        38,212        5.21

Noninterest-earning assets:
   Cash                                                 55,705                                 45,130
   Allowance for loan and valuation losses            (10,258)                                (8,719)
   Premises and equipment                               23,793                                 25,946
   Other assets                                        149,613                                147,831
                                                 --------------                         --------------
   Total noninterest-earning assets                    218,853                                210,188
                                                 --------------                         --------------

   Total assets                                     $1,720,184                             $1,677,566
                                                 ==============                         ==============

Liabilities and Shareholders' Equity

Interest-bearing liabilities:
 Passbook accounts                                $      4,534           29      1.28 %    $    5,447            36        1.32 %
 Money market and NOW accounts                         587,979        2,078      0.71         383,659         1,905        0.99
 Certificates of deposit                               178,199        2,898      3.25         404,278         5,523        2.73
 Federal Home Loan Bank borrowings                     448,757        5,176      2.31         335,978         4,507        2.68
 Borrowed money and guaranteed
    preferred beneficial interests                     121,652        4,503      7.40         124,202         4,794        7.72
                                                 -------------- ------------ ---------- -------------- ------------- ------------
    Total interest-bearing liabilities               1,341,121       14,684      2.19       1,253,564        16,765        2.67
                                                 -------------- ------------ ---------- -------------- ------------- ------------
Noninterest-bearing liabilities:
   Demand deposits (including
    custodial escrow balances)                         289,309                                324,315
   Other liabilities                                    18,243                                 30,865
                                                 --------------                          -------------
    Total noninterest-bearing liabilities              307,552                                355,180
                                                 --------------                          -------------
Shareholders' equity                                    71,511                                 68,822
                                                 --------------                          -------------

Total liabilities and shareholders' equity        $  1,720,184                            $ 1,677,566
                                                 ==============                          =============

Net interest income before provision for
  loan and valuation losses                                       $  20,634                               $  21,447
                                                                ============                           =============
Interest rate spread                                                              2.51 %                                    2.53 %
                                                                             ==========                              =============
Net interest margin                                                               2.75 %                                    2.92 %
                                                                             ==========                              =============
Ratio of average interest-earning assets to
    average interest-bearing liabilities                                        111.95 %                                  117.06 %
                                                                             ==========                              =============


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

                                                          Quarter Ended June 30,                      Six Months Ended June 30,
                                                             2004 vs. 2003                                   2004 vs. 2003
                                                 ------------------------------------------ ---------------------------------------
                                                 Increase (Decrease) Due to Change in        Increase (Decrease) Due to Change in
                                                 ------------------------------------------ ---------------------------------------
                                                   Volume         Rate        Total             Volume        Rate          Total
                                                 -----------   ----------   ----------        ------------  -----------   ---------
                                                          (Dollars in thousands)                        (Dollars in thousands)
Interest-earning assets:
   Loans receivable                              $ (1,379)    $ (1,250)     $ (2,629)         $ (1,716)     $ (3,807)     $ (5,523)
   Securities                                       1,268          103         1,371             2,491           202         2,693
   Interest-earning deposits                           (9)          (7)          (16)              (40)          (23)          (63)
   FHLBank stock                                       (4)           3            (1)               (5)            4            (1)
                                                 ----------   ----------    ----------        ---------      ---------    ---------
      Total interest-earning assets:                (124)       (1,151)        (1,275)             730         (3,624)      (2,894)
                                                 ==========   ==========    ==========        =========      =========    =========
Interest-bearing liabilities:
   Passbook accounts                                   (7)          (1)            (8)              (6)            (1)          (7)
   Money market and NOW accounts                      348         (359)           (11)             820           (647)         173
   Certificates of deposit                         (1,651)         574         (1,077)          (3,524)           899       (2,625)
   FHLBank Borrowings                                 655         (309)           346           1,359           (690)         669
   Borrowed money and guaranteed
      preferred beneficial interests                   92         (192)          (100)             (96)          (195)        (291)
                                                 ---------    ---------     ----------        ---------      ---------     --------
      Total interest-bearing liabilities             (563)        (287)          (850)          (1,447)          (634)      (2,081)
                                                 ---------    ---------     ----------        ---------      ---------     --------

Change in net interest income before
   provision for loan and valuation losses       $    439     $   (864)     $    (425)        $  2,177       $ (2,990)     $  (813)
                                                 =========    =========     ==========        =========      =========     ========


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

                                                     June 30,           December 31,           June 30,
                                                       2004                 2003                 2003
                                                ------------------------------------------------------------
                                                                      (Dollars in thousands)
Nonaccrual residential mortgage loans           $            10,319   $           19,599   $        18,269
Nonaccrual commercial real estate, commercial
   loans and school financing                                26,286               11,851            14,947
Nonaccrual consumer loans                                        21                    -                 -
                                                ------------------------------------------------------------
Total nonperforming loans                                    36,626               31,450            33,216
Foreclosed real estate                                        7,677                8,538             5,334
                                                ------------------------------------------------------------
Total nonperforming assets                      $            44,303   $           39,988   $        38,550
                                                ============================================================
Total nonperforming loans to total loans                       2.78 %               2.32 %            2.38 %
                                                ============================================================
Total nonperforming assets to total assets                     2.55 %               2.32 %            2.21 %
                                                ============================================================
Ratio of allowance for loan and valuation losses to
  total nonperforming loans                                   28.64 %              31.13 %           27.11 %
                                                ============================================================

We accrue interest on government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these loans is generally insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $16.9 million, $12.2 million and $20.5 million at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

Nonaccrual residential mortgage loans as a percentage of total loans were 0.79% at June 30, 2004, 1.4% at December 31, 2003, and 1.3% at June 30, 2003. The
nonaccrual residential mortgage loans have improved at June 30, 2004 as compared to December 31, 2003 and June 30, 2003. The improvement as compared to December 31, 2003 is a result of the inclusion in the December 31, 2003 balance of residential portfolios added in the latter part of 2003 at Matrix Financial related to repurchase activity for a breach of representations or warranties primarily consisting of not obtaining mortgage insurance from the FHA on loans originated prior to the sale of the production platform, on which nonaccrual balances have decreased. During the quarter ended June 30, 2004, the Company sold $14.9 million of delinquent uninsured loans resulting in an overall decrease in the non-accrual residential loans. Additionally, nonaccrual balances at Matrix Capital Bank have decreased due to repayments, reinstatements and foreclosures.

The significant increase in nonaccrual commercial loans and school financing at June 30, 2004 as compared to December 31, 2003 is attributable to increases at both ABS, as discussed below, and at Matrix Bank due primarily to increases in non-accrual commercial loans, discussed below.

With regard to our school financing, a majority of our origination of tax-exempt financing for charter schools is for the purchase of real estate and equipment. The balance of these loans in nonaccrual status increased $8.3 million as compared to December 31, 2003 to $10.7 million at June 30, 2004. Not included in the June 30, 2004 balance was $3.1 million of delinquent school financing that was sold to a third party with recourse, of which $2.9 million is related to the loans discussed herein. During the first quarter of 2004, one school client with whom we have two loans in the amount of $10.5 million experienced financial difficulties and the two loans are now in excess of 90 days delinquent and are in non-accrual status. Of the $10.5 million of loans, a $2.9 million participation had been sold to a third party. The loan was sold with full recourse to ABS in the case that a loss is incurred. The loans are secured by two real estate building facilities. During the second quarter, a forbearance agreement was entered into with required principal and interest payments to be made. Based on current information, we believe that reserves are sufficient for any potential losses.

In addition, Matrix Bank placed two commercial real estate loans and one commercial loan that total $6.6 million on non-accrual status. Based on current information, we believe that there are sufficient reserves for any potential loss.

The percentage of the allowance for loan losses to nonaccrual loans varies due to the nature of our portfolio of loans. We analyze the collateral for each nonperforming loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "Comparison of Results of Operations for the Quarters Ended June 30, 2004 and 2003."

Liquidity and Capital Resources

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The trend of net cash used by our operating activities experienced over the reported period results primarily from growth at Matrix Asset Management and regular operating activities. We believe that the trend of net cash used will, in part, reverse in upcoming quarters as future growth and operations should be supported by additional revenues generated by the operating subsidiaries. In February 2004, the Company issued $10.0 million of subordinated debt which funds are targeted to be used to repurchase and repay the Company's 11.5% senior notes due September 2004.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company's liquidity. Historically, the majority of the dividend payments have been made by Matrix Bank and its consolidated subsidiaries, which include Matrix Financial, and in 2003, from Matrix Bancorp Trading and Matrix Asset Management. The current dividend policy approved by Matrix Bank is 75% of the consolidated cumulative earnings of Matrix Bank. The current dividend policy approved by Matrix Bancorp Trading and Matrix Asset Management is up to 90% of the earnings of those subsidiaries. Absent these dividend payments, the Company also intends to utilize the line of credit on its bank stock loan, as needed, to meet its own and the other subsidiaries financial obligations. As of June 30, 2004, the entire amount of the line of credit of $12.0 million is available. Additionally, under a strategy implemented in 2003, liquidation of certain loans receivable at ABS have generated cash to the Company.

Matrix Bank's liquidity needs are expected to be met through brokered deposit growth, borrowings from the FHLBank, custodial deposits from affiliates, deposits directed to Matrix Bank by third party institutions and deposits generated through its trust operations. Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLBank as its primary source for borrowings. At June 30, 2004, Matrix Bank had overnight and term borrowings of $526.2 million from the FHLBank of Topeka and Dallas. Matrix Bank also utilizes brokered deposits as a source of liquidity. The balance of brokered deposits at June 30, 2004 was $80.8 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur.

Matrix Bank, a well capitalized institution, had a leverage capital ratio of 6.62% at June 30, 2004. This exceeded the well capitalized leverage capital requirement of 5.0% of adjusted assets by $26.8 million. Matrix Bank's risk-based capital ratio was 13.55% at June 30, 2004, which currently exceeds the well capitalized risk-based capital requirement of 10.0% of risk-weighted assets by $30.8 million.

ABS' principal source of funding for school financings are internal capital, sales of loans to a third party institution and partnership trusts with unaffiliated financial institutions. Amounts available to be sold and amounts to be financed are at the purchaser's and lender's sole discretion. We continue to pursue additional third party financing and sales options for ABS loans. One of our facilities maintained at a third party institution with a current outstanding balance of $10.7 million is scheduled to mature in September 2004. Cash proceeds generated from the sale of refinancing of the underlying loans used as collateral for the financing are expected to be used to repay the majority of the financing. We do not anticipate significantly increasing our current loan portfolio.

Through a Purchase and Sale Agreement, the Company has sold school financing loans to a third party financial institution. The Company provides scheduled interest and principal plus full recourse in the case of loss or default. The transaction was treated as a sale due to the transfer of ownership and control over the school financing loans. No gain or loss was recorded at the time of sale. The balance of the school financing loans sold with recourse was approximately $9.6 million at June 30, 2004.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

During the quarter and six months ended June 30, 2004, there were no material changes outside of the normal course of business to the quantitative and qualitative disclosures about contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements previously reported in the Annual Report on Form 10-K for the year ended December 31, 2003. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations --Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements" in the Form 10-K for December 31, 2003 for a detailed discussion.

The Company issued $10.0 million of subordinated debt during the quarter ended March 31, 2004, maturing February 2014. See Note 8 in the Form 10-Q for March 31, 2004 for a detailed discussion.

See Notes 6 and 7 to the Condensed Consolidated Financial Statements herein for detail on the balances of deposit liabilities and FHLBank borrowings as of June 30, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the quarter and six months ended June 30, 2004, there were no material changes to the quantitative and qualitative disclosures about market risk presented in the Annual Report on Form 10-K for the year ended December 31, 2003. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Risk Sensitive Assets and Liabilities" and Item 1. "Business Mortgage Servicing Activities --Hedging of Servicing Rights" in the Form 10-K for December 31, 2003 for a detailed discussion.

Item 4. Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(b) of the Securities Exchange Act of 1934. As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures as of June 30, 2004 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that have significantly affected, or are likely to materially affect, the Company's internal controls over financial reporting.

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

The bankruptcy trustee has initiated an adversary action against Matrix Bank seeking to recover as an avoidable preference the $6.1 million Island Mortgage paid to Matrix Bank. Matrix Bank believes that it will successfully demonstrate to the Bankruptcy Court that the $6.1 million the trustee seeks to recover was purchase money belonging to Matrix Bank returned by Island Mortgage for loans that did not close and were not sold to Matrix Bank. Matrix Bank believes it has adequate defenses and intends to vigorously defend this action. Cross motions for summary judgment have been filed by Matrix Bank and the bankruptcy trustee in this matter, but no decision has yet been rendered in these cross motions for summary judgment. The ultimate legal and financial liability of the Company, if any, in any of these matters cannot be estimated with certainty at this time.

Additionally, Matrix Bank has initiated an adversary claim against the State Bank of Long Island ("State Bank"). State Bank was the depository bank for Island Mortgage, and Matrix Bank believes that State Bank bears liability for any loss sustained by Matrix Bank as a result of the fraud perpetrated by Island Mortgage. State Bank has filed a motion for summary judgment in this matter, but no decision has yet been rendered on the motion for summary judgment. Matrix Bank cannot accurately assess at this time whether and to what extent it will receive compensation from State Bank for any loss it may incur as a result of its relationship with Island Mortgage.

Sterling Trust has been named a defendant in an action filed July 1999 styled Roderick Adderley, et al. v. Advanced Financial Services, Inc., et al. that was tried in Tarrant County, Texas district court in the spring of 2000. The jury returned a verdict adverse to Sterling Trust with respect to two of 12 theories of liability posed by the plaintiffs, and the court has signed a judgment for certain of the plaintiffs in the amount of approximately $6.4 million, plus post-judgment interest and conditional attorneys' fees for the plaintiffs in connection with any appeals. Sterling Trust appealed the judgment to the Court of Appeals for the Second District of Texas (Fort Worth). On July 31, 2003, the Court of Appeals affirmed and reversed in part the jury verdict. The Court of Appeals affirmed the jury's award for actual damages of approximately $6.2 million, plus post-judgment interest and conditional attorneys' fees for the appeals, but denied the punitive award of approximately $250 thousand. Sterling Trust continues to believe it has meritorious points of appeal to the decision. On October 31, 2003, Sterling Trust filed its Petition for Review with the Supreme Court of Texas. The Supreme Court of Texas has granted Sterling Trust's Petition for Review, meaning that it has agreed to hear the case. Oral argument has been set for September 29, 2004. Notwithstanding the granting of the Petition for Review, there can be no assurances that Sterling Trust's appeal will be successful or that the Supreme Court of Texas will render an opinion favorable to Sterling Trust. Despite the fact that a final judgment from the trial court and the intermediate appellate court has been entered against Sterling in this matter, management has determined that the loss in this matter is not probable within FAS 5; accordingly, no accrual for loss with respect to this matter has been recorded in the consolidated financial statements. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

Sterling Trust, Matrix Bancorp, Matrix Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. have been named a defendant in an action filed in December 2001 styled Heraclio A. Munoz, et al. v. Sterling Trust Company, et. al. that is pending in Superior Court of the State of California. The complaint seeks class action status, requests unspecified damages and alleges negligent misrepresentation, breach of fiduciary duty and breach of written contract on the part of Sterling Trust. A hearing on the plaintiffs' motion for class certification was held in July 2004, but no decision on such has yet been rendered. The Company believes it has meritorious defenses and is defending the matter vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

Please see Part II - Item 1 of our Form 10-Q for the quarter ended March 31, 2004 for a discussion of previous developments in these matters, as applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the quarter ended June 30, 2004, there were no material changes to the information previously reported in the Annual Report on Form 10-K for the year ended December 31, 2003. See Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in the Form 10-K for December 31, 2003 for a detailed discussion.

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

b) Reports on Form 8-K
|X|      The Company filed a Form 8-K with the Securities and Exchange Commission on May 4, 2004 (Items 12, 7
         and 5), which contained a press release announcing the first quarter 2004 earnings of the Company and the closing of the sale of two Matrix Bank branches located in Las Cruces, New Mexico.
|X|      The Company filed a Form 8-K with the Securities and Exchange Commission on May 28, 2004 (Items 7
         and 5), which contained a press release announcing that the Texas Supreme Court granted the petition for review of Sterling Trust Company vs. Roderick Aderley, et al.
|X|      The Company filed a Form 8-K with the Securities and Exchange Commission on July 12, 2004 (Items 7
         and 5), which contained a press release announcing the agreement to sell the Matrix Bank branch located in
         Sun City, Arizona.
---------------------
* Filed herewith.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                MATRIX BANCORP, INC.



Dated:       July 30, 2004                                      /s/ D. Mark Spencer
             ------------------------------------               ---------------------------------------------

                                                                D. Mark Spencer
                                                                President and
                                                                Co-Chief Executive Officer
                                                                (Principal Executive Officer)



Dated:       July 30, 2004                                      /s/ Richard V. Schmitz
             ------------------------------------               ---------------------------------------------

                                                                Richard V. Schmitz
                                                                Co-Chief Executive Officer




Dated:       July 30, 2004                                      /s/ David W. Kloos
             ------------------------------------               ---------------------------------------------

                                                                David W. Kloos
                                                                Senior Vice President and
                                                                Chief Financial Officer
                                                                (Principal Accounting and
                                                                Financial Officer)

                                INDEX TO EXHIBITS



Exhibit
Number            Description
-------------     ----------------------------------------------------------------------------------------------------

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