Form 10-Q
period 2004-09-30
MATRIX BANCORP INC
filed 2004-11-04
CIK 944725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

        Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on October 29, 2004 was 6,520,181 shares.

                                                 TABLE OF CONTENTS


                                          PART I - Financial Information
ITEM 1.           Financial Statements

                  Condensed Consolidated Balance Sheets

                     September 30, 2004 (unaudited) and December 31, 2003......................................3

                  Condensed Consolidated Statements of Operations
                     Quarter and nine months ended September 30, 2004 and 2003 (unaudited).....................4

                  Condensed Consolidated Statements of Shareholders' Equity
                     Nine months ended September 30, 2004 and 2003 (unaudited).................................6

                  Condensed Consolidated Statements of Cash Flows
                     Nine months ended September 30, 2004 and 2003 (unaudited).................................7

                  Notes to Condensed Consolidated Financial Statements (unaudited).............................9

ITEM 2.           Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.....................................................................20

ITEM 3.           Quantitative and Qualitative Disclosures about Market Risk..................................36

ITEM 4.           Controls and Procedures.....................................................................36


                                            PART II - Other Information


ITEM 1.           Legal Proceedings...........................................................................36

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds.................................37

ITEM 4.           Submissions of Matters to a Vote of Security Holders........................................37

ITEM 6.           Exhibits....................................................................................38

SIGNATURES        ............................................................................................39

                         Part I - Financial Information

Item 1.   Financial Statements

                      Matrix Bancorp, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                (Dollars in thousands, except share information)

                                                                             September 30,  December 31,
                                                                                  2004          2003
                                                                               ----------    ----------
Assets                                                                                 (Unaudited)
Cash and cash equivalents                                                      $   49,567    $   32,538
Interest-earning deposits and federal funds sold                                    3,988         1,972
Investment securities                                                             236,777       152,508
Loans held for sale, net                                                        1,132,032       999,454
Loans held for investment, net                                                    289,099       344,802
Mortgage servicing rights, net                                                     29,416        39,744
Other receivables                                                                  32,762        43,884
FHLBank stock, at cost                                                             33,164        30,682
Foreclosed real estate                                                              4,810         8,538
Premises and equipment, net                                                        20,694        24,981
Bank owned life insurance                                                          21,341        20,613
Other assets, net                                                                  23,686        24,208
                                                                               ----------    ----------
Total assets                                                                   $1,877,336    $1,723,924
                                                                               ==========    ==========

Liabilities and shareholders' equity
Liabilities:
Deposits                                                                       $  978,440    $  974,059
Custodial escrow balances                                                          75,189        85,466
FHLBank borrowings                                                                601,140       458,204
Borrowed money                                                                     32,959        47,970
Junior subordinated debentures owed to unconsolidated subsidiary trusts            76,835        66,525
Other liabilities                                                                  25,081        18,508
Income taxes payable and deferred income tax liability                              5,634         3,508
                                                                               ----------    ----------
Total liabilities                                                               1,795,278     1,654,240
                                                                               ----------    ----------

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.0001; authorized 5,000,000 shares;                         -             -
  no shares outstanding
Common  stock,  par value $.0001; authorized  50,000,000 shares; issued and outstanding 6,520,181 and 6,518,981 shares at September 30, 2004 and
   December 31, 2003, respectively                                                      1             1
Additional paid-in capital                                                         20,625        20,615
Retained earnings                                                                  61,136        48,859
Accumulated other comprehensive income                                                296           209
                                                                               ----------    ----------
Total shareholders' equity                                                         82,058        69,684
                                                                               ----------    ----------
Total liabilities and shareholders' equity                                     $1,877,336    $1,723,924
                                                                               ==========    ==========

See accompanying notes.

                      Matrix Bancorp, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                (Dollars in thousands, except share information)
                                   (Unaudited)

                                                               Quarter Ended          Nine Months Ended
                                                               September 30,            September 30,
                                                           --------------------     ---------------------
                                                             2004        2003         2004         2003
                                                           --------    --------     --------     --------
Interest and dividend income:
  Loans and securities                                     $ 18,664    $ 17,846     $ 53,521     $ 55,532
  Interest-earning deposits                                     262         237          724          764
                                                           --------    --------     --------     --------
Total interest and dividend income                           18,926      18,083       54,245       56,296
                                                           --------    --------     --------     --------
Interest expense:
  Deposits                                                    2,681       3,200        7,686       10,664
  Borrowed money and junior subordinated debentures           5,659       4,588       15,338       13,889
                                                           --------    --------     --------     --------
Total interest expense                                        8,340       7,788       23,024       24,553
                                                           --------    --------     --------     --------
Net interest income before provision for loan and
valuation losses                                             10,586      10,295       31,221       31,743
Provision for loan and valuation losses                         543       1,114        2,288        2,651
                                                           --------    --------     --------     --------
Net interest income after provision for loan and
valuation losses                                             10,043       9,181       28,933       29,092
                                                           --------    --------     --------     --------
Noninterest income:
  Loan administration                                         3,549       5,174       11,944       16,975
  Brokerage                                                   2,427       2,298        7,886        7,522
  Trust services                                              1,927       1,680        5,765        4,977
  Real estate disposition services                            1,985       1,786        7,451        4,608
  Gain on sale of loans and securities                        1,398       4,478        4,367       12,355
  Gain on sale of other assets                               13,500           -       18,588            -
  School services                                               810         520        2,279        1,785
  Other                                                         737      (1,153)       3,945        5,432
                                                           --------    --------     --------     --------
Total noninterest income                                     26,333      14,783       62,225       53,654
                                                           --------    --------     --------     --------

Noninterest expense:
  Compensation and employee benefits                          8,203       8,338       25,950       26,541
  Amortization of mortgage servicing rights                   3,615       8,263       12,779       27,517
  Occupancy and equipment                                     1,530       1,575        4,651        4,568
  Postage and communication                                     511         572        1,630        1,881
  Professional fees                                             892         557        2,535        2,381
  Data processing                                               555         689        1,814        2,114
  Impairment on (recovery of) mortgage servicing rights         500      (5,100)        (444)      (2,700)
  Other general and administrative                            9,187       9,039       23,685       24,483
                                                           --------    --------     --------     --------
Total noninterest expense                                    24,993      23,933       72,600       86,785
                                                           --------    --------     --------     --------

Income (loss) from continuing operations before income
taxes                                                        11,383          31       18,558       (4,039)
Income tax provision (benefit)                                4,271        (289)       6,418       (2,391)
                                                           --------    --------     --------     --------
Income (loss) from continuing operations                      7,112         320       12,140       (1,648)
                                                           --------    --------     --------     --------

Discontinued operations:
Income (loss) from discontinued operations, net of
income tax
  provision  (benefit) of $0, $(1,528), $89 and $1,908,
respectively                                                      -      (2,360)         137        2,949
                                                           --------    --------     --------     --------

Net income (loss)                                          $  7,112    $ (2,040)    $ 12,277     $  1,301
                                                           ========    ========     ========     ========

Continued

                      Matrix Bancorp, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations - continued
                (Dollars in thousands, except share information)
                                   (Unaudited)

                                                               Quarter Ended                      Nine Months Ended
                                                               September 30,                        September 30,
                                                      --------------------------------     --------------------------------
                                                            2004             2003                2004            2003
                                                      ---------------- ---------------     --------------- ----------------
Income (loss) from continuing operations
   per share - basic                                  $          1.09  $         0.05      $         1.86  $        (0.25)
                                                      ---------------- ---------------     --------------- ----------------

Income (loss) from continuing operations
   per share - assuming dilution                      $          1.07  $         0.05      $         1.83  $        (0.25)
                                                      ---------------- ---------------     --------------- ----------------

Income (loss) from discontinued operations
   per share - basic                                  $             -  $       (0.36)      $         0.02  $          0.45
                                                      ---------------- ---------------     --------------- ----------------

Income (loss) from discontinued operations
   per share - assuming dilution                      $             -  $       (0.36)      $         0.02  $          0.45
                                                      ---------------- ---------------     --------------- ----------------

Net income (loss) per share - basic                   $          1.09  $       (0.31)      $         1.88  $          0.20
                                                      ================ ===============     =============== ================

Net income (loss) per share - assuming dilution       $          1.07  $       (0.31)      $         1.85  $          0.20
                                                      ================ ===============     =============== ================

Weighted average shares - basic                             6,520,181       6,496,554           6,519,563        6,492,959
                                                      ================ ===============     =============== ================

Weighted average shares - assuming dilution                 6,647,369       6,496,554           6,621,368        6,539,206
                                                      ================ ===============     =============== ================


     See accompanying notes.

                      Matrix Bancorp, Inc. and Subsidiaries
            Condensed Consolidated Statements of Shareholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             Accumulated
                                                     Additional                 other
                                 Common Stock         paid in      Retained comprehensive              Comprehensive
                               Shares    Amount       capital      earnings income (loss)      Total      income
                              --------- ---------    ----------    -------- --------------    -------- --------------
     Nine Months Ended
     September 30, 2004
-----------------------------
Balance at December 31, 2003  6,518,981 $      1  $     20,615  $   48,859  $         209  $   69,684
Comprehensive income:
  Net income                                                        12,277                     12,277  $      12,277
  Net unrealized holding                                                               87          87             87
gains(1)
                                                                                                       --------------
Comprehensive income                                                                                   $      12,364
                                                                                                       ==============
Issuance of stock related to
   employee stock purchase
   plan and options              1,200                      10                                     10
                              --------- --------- ------------- ----------- -------------- -----------
Balance at September 30,      6,520,181 $      1  $     20,625  $   61,136  $         296  $   82,058
2004
                              --------- --------- ------------- ----------- -------------- -----------

     Nine Months Ended
     September 30, 2003
-----------------------------
Balance at December 31, 2002  6,489,543 $      1  $     20,375  $   46,534  $          26  $   66,936
Comprehensive income:
  Net income                                                         1,301                      1,301  $       1,301
  Net unrealized holding                                                             (14)        (14)           (14)
loss
                                                                                                       --------------
Comprehensive income                                                                                   $       1,287
                                                                                                       ==============
Issuance of stock related to
   employee stock purchase
   plan and options              9,000         -            76           -              -          76
                              --------- --------- ------------- ----------- -------------- -----------
Balance at September 30,      6,498,543 $      1  $     20,451  $   47,835  $          12  $   68,299
2003
                              --------- --------- ------------- ----------- -------------- -----------


(1)  Disclosure of reclassification amount
              Nine months ended
              September 30, 2004
----------------------------------------------------

Unrealized holding gain arising during period                                                          $          87
Less:  reclassification adjustment of gains                                                                        -
included in net income
                                                                                                       --------------
Net unrealized holding gain on securities                                                              $          87
                                                                                                       ==============


See accompanying notes.

                      Matrix Bancorp, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                     ---------------------------
                                                                                         2004            2003
                                                                                     -----------     -----------
Operating activities
Income  (loss) from continuing operations                                            $    12,140     $    (1,648)
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
   Depreciation and amortization                                                           3,312           2,943
   Provision for loan and valuation losses                                                 2,288           2,651
   Amortization of mortgage servicing rights                                              12,779          27,517
   (Recovery of) impairment on mortgage servicing rights                                    (444)         (2,700)
   Gain on sale of loans and securities                                                   (4,367)        (12,355)
   Gain on sale of other assets                                                          (18,588)              -
   Loss (gain) on sale of foreclosed real estate                                              60            (739)
Changes in assets and liabilities
   Loans originated for sale, net of loans sold                                          (46,589)         31,601
   Loans purchased for sale                                                           (1,325,682)     (1,325,324)
   Principal payments on, and proceeds from sale of loans held for sale                  480,773         774,967
   Originated mortgage servicing rights, net                                                (787)         (4,467)
   Decrease (increase) in other receivables and other assets                              20,727          (8,448)
   Increase (decrease) in other liabilities, income taxes payable and deferred
      income tax liability                                                                 7,949          (6,880)
                                                                                     -----------     -----------
Net cash used in operating activities from continuing operations                        (856,429)       (522,882)
   Net cash provided by discontinued operations                                              226         133,455
                                                                                     -----------     -----------
Net cash used in operating activities                                                   (856,203)       (389,427)
                                                                                     -----------     -----------

Investing activities
Loans originated and purchased for investment                                           (112,949)       (155,979)
Principal repayments on loans held for investment                                        144,060          99,523
Loans sold in sale of Matrix Bank branches                                                24,227               -
Purchase of available for sale securities                                               (145,429)              -
Proceeds from sale of available for sale securities                                      777,296         530,731
Proceeds from maturity and prepayment of available for sale securities                    33,063             490
Purchase of FHLBank stock                                                                 (2,482)         (1,957)
Purchases of premises and equipment                                                       (1,297)         (4,734)
Acquisition of mortgage servicing rights                                                    (220)           (338)
Proceeds from sale of Matrix Bank branches premises and equipment                          3,058               -
Proceeds from the sale of other assets                                                    10,000               -
Proceeds from sale of foreclosed real estate                                               8,840           5,795
                                                                                     -----------     -----------
Net cash provided by investing activities                                                738,167         473,531
                                                                                     -----------     -----------

Continued

                      Matrix Bancorp, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows - continued
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                    -----------------------
                                                                                       2004          2003
                                                                                    ---------     ---------
Financing activities
Net increase in deposits                                                            $  82,927     $  62,318
Net deposits sold with Matrix Bank branches                                           (73,574)            -
Net decrease in custodial escrow balances                                             (10,277)      (17,135)
Increase (decrease) in revolving lines, net                                           128,741      (129,818)
Payments of notes payable                                                              (1,271)       (1,071)
Repayments of junior subordinated debentures                                           (9,545)            -
Proceeds from (payment of) financing arrangements                                       9,760           (29)
Proceeds from issuance of capital securities of subsidiary trusts                      10,310             -
Proceeds from issuance of common stock related to employee stock option purchase
    plan and options                                                                       10            76
                                                                                    ---------     ---------
Net cash provided by (used in) financing activities                                   137,081       (85,659)
                                                                                    ---------     ---------

Increase (decrease) in cash and cash equivalents                                       19,045        (1,555)
Cash and cash equivalents at beginning of period                                       34,510        62,412
                                                                                    ---------     ---------
Cash and cash equivalents at end of period                                          $  53,555     $  60,857
                                                                                    =========     =========

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets                        $  13,370     $   4,896
                                                                                    =========     =========
Loans transferred to investment securities                                          $ 749,199     $ 565,185
                                                                                    =========     =========

Supplemental disclosure of cash flow information
Cash paid for interest expense                                                      $  23,298     $  25,442
                                                                                    =========     =========
Cash paid for income taxes                                                          $   4,616     $   3,734
                                                                                    =========     =========

See accompanying notes.

                      Matrix Bancorp, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)

1.  Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Matrix Bancorp, Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and certain adjustments considered necessary as discussed herein) necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

Stock-Based Compensation

At September 30, 2004, the Company has one stock-based employee compensation plan, which is described more fully in Note 14 to the audited financial statements in Form 10-K for December 31, 2003. We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS 123, "Accounting for Stock-Based Compensation" established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plan. As allowed by SFAS 123 (and SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123"), we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS 123. Accordingly, we do not recognize compensation expense for our stock-based plan, as we do not issue options at exercise prices below the market value at the date of the grant. Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net income (loss) and income (loss) per share would have been changed to the pro forma amounts indicated below:

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                               September 30, 2004
                                   (Unaudited)

                                                               Quarter Ended                      Nine Months Ended
                                                               September 30,                        September 30,
                                                      --------------------------------     --------------------------------
                                                              2004             2003                2004            2003
                                                      ---------------- ---------------     --------------- ----------------
Net income (loss):                                              (Dollars in thousands, except share information)
    Net income (loss) as reported                      $        7,112   $     (2,040)       $      12,277   $        1,301
    Deduct: Total stock-based employee compensation
    determined under fair value based method for
    awards, net of related tax effects                            (63)            (67)               (196)            (220)
                                                      ---------------- ---------------     --------------- ----------------
    Pro forma                                          $        7,049   $     (2,107)       $      12,081   $        1,081
                                                      ================ ===============     =============== ================
Income (loss) per share:
   Basic, as reported                                  $         1.09   $      (0.31)       $        1.88   $         0.20
                                                      ================ ===============     =============== ================
   Basic, pro forma                                    $         1.08   $      (0.32)       $        1.85   $         0.17
                                                      ================ ===============     =============== ================
   Diluted, as reported                                $         1.07   $      (0.31)       $        1.85   $         0.20
                                                      ================ ===============     =============== ================
   Diluted, pro forma                                  $         1.06   $      (0.32)       $        1.82   $         0.17
                                                      ================ ===============     =============== ================

Reclassifications

Certain reclassifications have been made to prior periods condensed consolidated financial statements and related notes to conform with the current period presentation.

2.  Sale of Majority Interest in Real Estate Disposition Services Subsidiary

On September 10, 2004, the Company announced the sale by Matrix Asset Management Corporation ("MAMC") of substantially all of its assets related to its real estate management and disposition business. After the sale, we have retained a 25% interest in the new company created by the purchaser, Matrix Asset Management, LLC, as well as our remaining operations in MAMC of a real estate brokerage office operating exclusively in the Denver metro area. As part of the transaction, referrals for the sale of real estate managed by Matrix Asset Management, LLC in the Denver metro area generally will be referred to MAMC. During the quarter ended September 30, 2004, MAMC recorded a gain on sale of approximately $13.5 million. The 25% ownership will be accounted for using the equity method of accounting. Due to our 25% ownership, we will continue to reflect the operations of MAMC as continuing operations. The Company may require the purchaser to purchase its 25% interest in Matrix Asset Management LLC at anytime, the purchase price of which maybe paid by the purchaser, at its option, in cash or a combination of cash and an unsecured promissory note. The purchaser, in turn, may require the Company to sell its 25% interest to the purchaser for cash at any time during the 30-calendar day period beginning on December 26th of each year, commencing December 26, 2007. The purchase price for the 25% interest will be determined in accordance with a fair value formula that considers the earnings and net worth of Matrix Asset Management, LLC, as set forth in Matrix Asset Management, LLC's Operating Agreement.

For as long as the Company owns an interest in Matrix Asset Management, LLC and for a period of one year thereafter, the Company has agreed that, except in limited circumstances, neither the Company nor any of its affiliates will engage in, directly or indirectly, the real estate disposition services business.

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                               September 30, 2004
                                   (Unaudited)

The following pro forma condensed consolidated financial information presented for the quarter and nine months ended September 30, 2004 and 2003, is based upon the Company's historical results from operations, adjusted to reflect the impact of the sale of substantially all of the assets of MAMC and the retention of the 25% minority interest in Matrix Asset Management, LLC as if the sale had occurred January 1, 2003. The $13.5 pre-tax gain on the sale of the assets of MAMC during the quarter and nine months ended September 30, 2004 is also excluded from the pro forma balances as this gain is a nonrecurring item that is the direct result of the transaction. The pro forma condensed consolidated financial information is presented for illustrative purposes only and is not indicative of any future results of operations or the results that might have occurred if the disposition had actually been completed on the indicated dates. MAMC had net assets of $1 million, which were sold to the purchaser. For all periods for which pro forma financial information is required, MAMC had total assets of less than $10 million, and accordingly, presentation of consolidated balance sheet information is unnecessary.

                                                    Quarter Ended                   Nine Months Ended
                                                  September 30, 2004               September 30, 2004
                                               ------------------------        -------------------------
                                             As Reported      Pro Forma      As Reported       Pro Forma
                                               --------        --------        --------         --------
                                                (Dollars in thousands, except share information)
Total interest and dividend income             $ 18,926        $ 18,926        $ 54,245         $ 54,245
Total interest expense                            8,340           8,340          23,024           23,024
                                               --------        --------        --------         --------
Net interest income before provision
   for loan and valuation losses                 10,586          10,586          31,221           31,221
Provision for loan and valuation losses             543             543           2,288            2,288
                                               --------        --------        --------         --------
Net interest income after provision
   for loan and valuation losses                 10,043          10,043          28,933           28,933
                                               --------        --------        --------         --------

Noninterest income:
  Loan administration                             3,549           3,549          11,944           11,944
  Brokerage                                       2,427           2,427           7,886            7,886
  Trust services                                  1,927           1,927           5,765            5,765
  Real estate disposition services                1,985             191           7,451              528
  Gain on sale of loans and securities            1,398           1,398           4,367            4,367
  Gain on sale of other assets                   13,500               -          18,588            5,088
  School services                                   810             810           2,279            2,279
  Other                                             737             871           3,945            4,470
                                               --------        --------        --------         --------
Total noninterest income                         26,333          11,173          62,225           42,327
                                               --------        --------        --------         --------

Noninterest expense:
  Compensation and employee benefits              8,203           7,217          25,950           22,278
  Amortization of mortgage servicing
rights                                            3,615           3,615          12,779           12,779
  Occupancy and equipment                         1,530           1,451           4,651            4,359
  Postage and communication                         511             459           1,630            1,457
  Professional fees                                 892             851           2,535            2,415
  Data processing                                   555             552           1,814            1,804
  Impairment on (recovery of)
      mortgage servicing rights                     500             500            (444)            (444)
  Other general and administrative                9,187           9,105          23,685           23,199
                                               --------        --------        --------         --------
Total noninterest expense                        24,993          23,750          72,600           67,847
                                               --------        --------        --------         --------

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                               September 30, 2004
                                   (Unaudited)

                                                  Quarter Ended                 Nine Months Ended
                                               September 30, 2004              September 30, 2004
                                           ----------------------------    ----------------------------
                                            As Reported      Pro Forma      As Reported      Pro Forma
                                           ------------- --------------    ------------- --------------
                                                (Dollars in thousands, except share information)
Income (loss) from continuing
   operations before income taxes          $     11,383  $     (2,534)     $     18,558     $    3,413
Income tax provision (benefit)                    4,271        (1,204)            6,418            432
                                           ----------------------------    ----------------------------
Income (loss) from continuing operations          7,112        (1,330)           12,140          2,981
                                           ----------------------------    ----------------------------

Discontinued operations, net of income
tax                                                   -              -              137            137
                                           ----------------------------    ----------------------------

Net income (loss)                          $      7,112  $     (1,330)     $     12,277     $    3,118
                                           ============================    ============================

Income (loss) from continuing
  operations per share - basic             $       1.09  $      (0.20)     $       1.86     $     0.46
                                           ----------------------------    ----------------------------
Income (loss) from continuing
  operations per share - assuming
dilution                                   $       1.07  $      (0.20)     $       1.83     $     0.45
                                           ----------------------------    ----------------------------

Income (loss) from discontinued
  operations per share - basic             $          -  $           -     $       0.02     $     0.02
                                           ----------------------------    ----------------------------
Income (loss) from discontinued
   Operations per share - assuming
dilution                                   $          -  $           -     $       0.02     $     0.02
                                           ----------------------------    ----------------------------

Net income (loss) per share - basic        $       1.09  $      (0.20)     $       1.88     $     0.48
                                           ============================    ============================

Net income (loss) per share - assuming
dilution                                   $       1.07  $      (0.20)     $       1.85     $     0.47
                                           ============================    ============================

                                                  Quarter Ended                 Nine Months Ended
                                               September 30, 2003              September 30, 2003
                                           ------------- --------------    ------------- --------------
                                            As Reported      Pro Forma      As Reported      Pro Forma
                                           ------------- --------------    ------------- --------------
                                                (Dollars in thousands, except share information)

Total interest and dividend income         $     18,083  $      18,083     $     56,296     $   56,296
Total interest expense                            7,788          7,788           24,553         24,548
                                           ----------------------------    ----------------------------
Net interest income before provision
   for loan and valuation losses                 10,295         10,295           31,743         31,748
Provision for loan and valuation losses           1,114          1,114            2,651          2,651
                                           ----------------------------    ----------------------------
Net interest income after provision
   for loan and valuation losses                  9,181          9,181           29,092         29,097
                                           ----------------------------    ----------------------------

Noninterest income:
  Loan administration                             5,174          5,174           16,975         16,975
  Brokerage                                       2,298          2,298            7,522          7,522
  Trust services                                  1,680          1,680            4,977          4,977
  Real estate disposition services                1,786            141            4,608            145
  Gain on sale of loans and securities            4,478          4,478           12,355         12,355
  Gain on sale of other assets                        -              -                -              -
  School services                                   520            520            1,785          1,785
  Other                                         (1,153)        (1,030)            5,432          5,632
                                           ----------------------------    ----------------------------
Total noninterest income                         14,783         13,261           53,654         49,391
                                           ------------------------------------------------------------

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                               September 30, 2004
                                   (Unaudited)

                                                  Quarter Ended                 Nine Months Ended
                                               September 30, 2003              September 30, 2003
                                           ----------------------------    ----------------------------
                                            As Reported      Pro Forma      As Reported      Pro Forma
                                                (Dollars in thousands, except share information)
Noninterest expense:
  Compensation and employee benefits       $      8,338  $       7,509     $     26,541     $   24,288
  Amortization of mortgage servicing
rights                                            8,263          8,263           27,517         27,517
  Occupancy and equipment                         1,575          1,490            4,568          4,348
  Postage and communication                         572            538            1,881          1,764
  Professional fees                                 557            548            2,381          2,258
  Data processing                                   689            687            2,114          2,109
  Impairment on (recovery of)
      mortgage servicing rights                 (5,100)        (5,100)          (2,700)        (2,700)
  Other general and administrative                9,039          8,844           24,483         23,543
                                           ----------------------------    ----------------------------
Total noninterest expense                        23,933         22,779           86,785         83,127
                                           ----------------------------    ----------------------------


Income (loss) from continuing
   operations before income taxes                    31          (337)          (4,039)        (4,639)
Income tax provision (benefit)                    (289)          (428)          (2,391)        (2,635)
                                           ----------------------------    ----------------------------
Income (loss) from continuing operations            320             91          (1,648)        (2,004)
                                           ----------------------------    ----------------------------

Discontinued operations, net of income
tax                                             (2,360)        (2,360)            2,949          2,949
                                           ----------------------------    ----------------------------

Net income (loss)                          $    (2,040)  $     (2,269)     $      1,301     $      945
                                           ============================    ============================

Income (loss) from continuing
  operations per share - basic             $       0.05  $        0.01     $     (0.25)     $   (0.31)
                                           ----------------------------    ----------------------------
Income (loss) from continuing
  operations per share - assuming
dilution                                   $       0.05  $        0.01     $     (0.25)     $   (0.31)
                                           ----------------------------    ----------------------------

Income (loss) from discontinued
  operations per share - basic             $     (0.36)  $      (0.36)     $       0.45     $     0.45
                                           ----------------------------    ----------------------------
Income (loss) from discontinued
   Operations per share - assuming
dilution                                   $     (0.36)  $      (0.36)     $       0.45     $     0.45
                                           ----------------------------    ----------------------------

Net income (loss) per share - basic        $     (0.31)  $      (0.35)     $       0.20     $     0.14
                                           ============================    ============================

Net income (loss) per share - assuming
dilution                                   $     (0.31)  $      (0.35)     $       0.20     $     0.14
                                           ============================    ============================

3.  Sale of Wholesale Production Platform

On September 2, 2003, the Company announced the final closing, and substantial completion, of the sale by Matrix Financial Services Corporation of substantially all of its assets associated with its wholesale mortgage origination platform pursuant to the Purchase and Assumption Agreement of February 28, 2003, as amended ("Purchase Agreement"). After the sale, our remaining operations at Matrix Financial consist primarily of the mortgage servicing investment and a limited amount of corporate personnel and operations. Under terms of the Purchase Agreement, Matrix Financial continued to earn a production premium through February 2004, generally 20 basis points times the original principal balance of all loans originated through February 23, 2004. There was no premium earned during the quarter ended September 30, 2004; for the nine months ended September 30, 2004, the production premium earned and reflected in income from discontinued operations was $226 thousand, before tax.

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                               September 30, 2004
                                   (Unaudited)


The operating income of the discontinued production platform is reflected in income from discontinued operations, and the condensed consolidated statements of operations have been restated to reflect the production platform as a discontinued operation. Operating results of the discontinued operations, previously included in our mortgage-banking segment, were as follows:

                                                               Quarter Ended                      Nine Months Ended
                                                               September 30,                        September 30,
                                                      --------------------------------     --------------------------------
                                                             2004             2003                2004            2003
                                                      ---------------- ---------------     --------------- ----------------
                                                                (Dollars in thousands, except share information)
Net interest income after provision for loan and
   and valuation losses                               $             -  $          973      $            -  $         3,477
Noninterest income                                                  -           9,400                 226           38,310
Noninterest expense                                                 -           9,047                   -           31,718
                                                      ---------------- ---------------     --------------- ----------------
Operating income before taxes from
    discontinued operations of production platform                  -           1,326                 226           10,069
Income tax provision                                                -             521                  89            3,955
                                                      ---------------- ---------------     --------------- ----------------
Operating income from discontinued operations
     of production platform                                         -             805                 137            6,114
Loss on sale of production platform, net of income
   tax benefit of $2,048                                            -         (3,165)                   -          (3,165)
                                                      ---------------- ---------------     --------------- ----------------
Income from discontinued operations of production
   platform, net of income taxes                      $             -  $      (2,360)      $          137  $         2,949
                                                      ================ ===============     =============== ================

Income from discontinued operations of production
   platform per share - basic                         $             -  $       (0.36)      $         0.02  $          0.45
                                                      ================ ===============     =============== ================

Income from discontinued operations of production
   platform per share - assuming dilution             $             -  $       (0.36)      $         0.02  $          0.45
                                                      ================ ===============     =============== ================


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

4. Sale of Matrix Capital Bank Branches

On January 30, 2004, Matrix Bank entered into a definitive agreement to sell its two branches in Las Cruces, New Mexico. The transaction closed on May 1, 2004. The sale included approximately $78.5 million of deposits and $22.7 million of loans, as well as the real estate and fixed assets associated with the branches. There was a pre-tax gain on the sale of approximately $5.1 million reflected in other noninterest income in the condensed consolidated statements of operations for the nine months ended September 30, 2004.

On July 12, 2004, Matrix Bank entered into a definitive agreement to sell its branch in Sun City, Arizona. The transaction received regulatory approval on September 27, 2004 and closed on November 1, 2004. The sale included approximately $100.0 million of deposits, a nominal amount of loans, as well as the real estate and fixed assets associated with the branches.

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                               September 30, 2004
                                   (Unaudited)


5. New Accounting Standards

On March 9, 2004, the SEC staff issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments", which provides guidance regarding mortgage loan interest rate lock commitments related to loans held for sale as written options, effective for commitments entered into after March 31, 2004. The Company enters into such commitments with customers in connection with residential mortgage loan applications; however, the amount of these commitments is not material to the Company's consolidated financial statements. The impact of implementing this guidance did not have a significant impact on the consolidated financial statements.

6. Net Income (Loss) Per Share

The following table sets forth the components of net income (loss) per share and net income (loss) per share assuming dilution:

                                                               Quarter Ended                      Nine Months Ended
                                                               September 30,                        September 30,
                                                      --------------------------------     --------------------------------
                                                             2004             2003                2004            2003
                                                      ---------------- ---------------     --------------- ----------------
Numerator:                                                                   (Dollars in thousands)
Income (loss) from continuing operations              $         7,112   $         320       $      12,140   $      (1,648)
Income (loss) from discontinued operations                          -         (2,360)                 137            2,949
                                                      ---------------- ---------------     --------------- ----------------
Net income (loss)                                      $        7,112   $     (2,040)       $      12,277   $        1,301
                                                      ================ ===============     =============== ================
Denominator:
Weighted average shares outstanding                         6,520,181       6,496,554           6,519,563        6,492,959
  Effect of dilutive securities:
    Common stock options                                      127,188               -             101,805           46,247
                                                      ---------------- ---------------     --------------- ----------------
Denominator for net income per share assuming               6,647,369       6,496,554           6,621,368        6,539,206
dilution
                                                      ================ ===============     =============== ================

For the quarter ended September 30, 2003, there were stock options and warrants outstanding of 48,133, which were potentially convertible to common stock. These securities are anti-dilutive due to the net loss for the quarter ended September 30, 2003, and as such, these potentially dilutive securities have not been used in the calculation of diluted loss per share for the quarter ended September 30, 2003.

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                               September 30, 2004
                                   (Unaudited)


7. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

                                                                    Nine Months Ended    Year Ended
                                                                       September 30,     December 31,
                                                                           2004             2003
                                                                         --------         --------
                                                                          (Dollars in Thousands)
Mortgage servicing rights
   Balance at beginning of period                                        $ 47,194         $ 79,234
   Purchases                                                                  220              375
   Originations                                                               787            5,082
   Amortization                                                           (12,779)         (32,497)
   Sales                                                                        -                -
   Application of valuation allowance to write down impaired MSRs          (2,600)          (5,000)
                                                                         --------         --------
Balance before valuation allowance at end of period                        32,822           47,194

Valuation allowance for impairment of mortgage servicing rights
   Balance at beginning of period                                          (6,450)         (14,400)
   Additions                                                               (1,656)          (2,400)
   Application of valuation allowance to write down impaired MSRs           2,600            5,000
   Recovery                                                                 2,100            5,350
                                                                         --------         --------
Balance at end of period                                                   (3,406)          (6,450)

Valuation allowance for foreclosure costs                                       -           (1,000)
                                                                         --------         --------

Mortgage servicing rights, net                                           $ 29,416         $ 39,744
                                                                         ========         ========


The Company's servicing portfolio (excluding subserviced loans) is comprised of the following:

                                            September 30, 2004          December 31, 2003
                                         ------------------------    ------------------------
                                                        Principal                   Principal
                                           Number        Balance       Number        Balance
                                          of Loans     Outstanding    of Loans     Outstanding
                                         ----------    ----------    ----------    ----------
                                                        (Dollars in thousands)
Freddie Mac                                   5,011    $  197,278         6,194    $  253,245
Fannie Mae                                   15,086       847,901        19,257     1,164,589
Ginnie Mae                                   12,045       745,776        16,370     1,068,975
VA, FHA, conventional and other loans         8,064       606,207         9,034       696,727
                                         ----------    ----------    ----------    ----------
                                             40,206    $2,397,162        50,855    $3,183,536
                                         ==========    ==========    ==========    ==========

The Company's custodial escrow balances shown in the accompanying condensed consolidated balance sheets at September 30, 2004 and December 31, 2003 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at Matrix Bank, a subsidiary of Matrix Bancorp, in noninterest-bearing accounts. The balance of custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                               September 30, 2004
                                   (Unaudited)


The estimated aggregate amortization of our mortgage servicing rights for each of the next twelve month periods ending September 30, 2005, 2006, 2007, 2008 and 2009 is $6.7 million, $5.1 million, $3.9 million, $3.0 million, and $2.3 million, respectively. The estimated amortization is based on several assumptions as of September 30, 2004 with the most significant being the anticipated prepayment speeds of the underlying mortgages. It is reasonably possible the actual repayment speeds of the underlying mortgage loans may differ materially from the estimated repayment speeds, and thus, the actual amortization may be significantly different than the amounts estimated.

8. Deposits

Deposit account balances are summarized as follows:

                                         September 30, 2004                                December 31, 2003
                             --------------------------------------------     ---------------------------------------------
                                                           Weighted                                          Weighted
                                                            Average                                           Average
                                 Amount     Percent          Rate                  Amount      Percent         Rate
                             ------------- ---------- -------------------     --------------- -------------- --------------
                                                                (Dollars in Thousands)
Passbook accounts            $      1,633       0.16   %        1.31  %       $        5,675       0.58  %        1.28  %
NOW accounts                      178,640      18.26            0.15                 180,733      18.56           0.15
Money market accounts             627,073      64.09            0.67                 576,088      59.14           0.71
                             ------------- ---------- -------------------     --------------- -------------- --------------

                                  807,346      82.51            0.55                 762,496      78.28           0.58
Certificate accounts              171,094      17.49            3.29                 211,563      21.72           2.89
                             ------------- ---------- -------------------     --------------- -------------- --------------
Deposits                     $    978,440     100.00   %        1.05  %       $      974,059     100.00  %        1.07  %
                             ============= ========== ===================     =============== ============== ==============

At September 30, 2004 and December 31, 2003, brokered deposits accounted for approximately $100.7 million and $104.6 million, respectively, of the total certificate accounts shown above.


9. FHLBank Stock and Borrowings

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

The balances of FHLBank stock are as follows:

                                                                 September 30, 2004           December 31, 2003
                                                           --------------------------- ----------------------------
                                                                             (Dollars in thousands)
   FHLBank of Topeka stock, at cost                        $                   26,524  $                    23,124
   FHLBank of Dallas stock, at cost                                             6,640                        7,558
                                                           --------------------------- ----------------------------
   FHLBank stock                                           $                   33,164  $                    30,682
                                                           =========================== ============================



                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                               September 30, 2004
                                   (Unaudited)


The balances of FHLBank borrowings are as follows:

                                                                 September 30, 2004           December 31, 2003
                                                           --------------------------- ----------------------------
                                                                             (Dollars in thousands)

   FHLBank of Topeka borrowings                            $                  454,000  $                   311,000
   FHLBank of Dallas borrowings                                               147,140                      147,204
                                                           --------------------------- ----------------------------
   FHLBank borrowings                                      $                  601,140  $                   458,204
                                                           =========================== ============================


Available unused borrowings from the FHLBank of Topeka totaled $221.6 million at September 30, 2004.

10. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

On August 30, 2004, the Company formed Matrix Bancorp Capital Trust VI ("Trust VI"), which completed the sale of $10,000,000 of 6.425% preferred securities. Trust VI also issued an aggregate amount of $310,000 common securities to the Company. The net proceeds from the offering were used to purchase $10,310,000 in principal amount of the Company's 6.425% junior subordinated debentures, due October 18, 2034. Interest is payable quarterly. The 6.425% coupon will adjust in October 2009 to a variable rate per annum of LIBOR plus 2.50%. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after October 18, 2009.

On September 29, 2004, the Company announced the partial redemption of the 10.0% cumulative trust preferred securities due 2029 issued by Matrix Bancorp Capital Trust I in July 1999. The Company redeemed an aggregate amount of $15,000,000 of the trust preferred and common securities in the amount of $25.00 for each trust preferred security, plus accumulated and unpaid distributions through the redemption date, which was October 29, 2004.

                      Matrix Bancorp, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (continued)
                               September 30, 2004
                                   (Unaudited)


11. Segment Information

                                                                       Servicing
                                                                        Brokerage
                                          Traditional    Mortgage          and          School         All
                                            Banking       Banking      Consulting      Service        Others         Total
                                           --------      --------       --------      --------       --------       --------
                                                                        (Dollars in thousands)
Quarter ended September 30, 2004:
Revenues from external customers:
    Interest income                        $ 17,196      $    615       $     14      $    914       $    187       $ 18,926
    Noninterest income                        1,645         4,340          2,469           806         17,073         26,333
Intersegment revenues                           497           312            773             3            418          2,003
Segment income (loss) from
   continuing operations before
   income taxes                               3,965        (3,342)           654            12         10,094         11,383

Quarter ended September 30, 2003:
Revenues from external customers:
    Interest income                        $ 15,151      $  1,205       $     64      $  1,443       $    220       $ 18,083
    Noninterest income                        3,381         4,836          2,300           517          3,749         14,783
Intersegment revenues                           635           913            629             3            321          2,501
Segment income (loss) from
   continuing operations before
   income taxes                               6,534        (2,228)           833        (2,248)        (2,860)            31

Nine months ended September 30, 2004:
Revenues from external customers:
    Interest income                        $ 47,936      $  2,752       $     86      $  3,052       $    419       $ 54,245
    Noninterest income                        9,968        14,752          7,927         2,271         27,307         62,225
Intersegment revenues                         1,969           808          1,817             8          1,295          5,897
Segment income (loss) from
   continuing operations before
   income taxes                              21,026       (10,503)         1,806           188          6,041         18,558

Nine months ended September 30, 2003:
Revenues from external customers:
    Interest income                        $ 47,262      $  4,232       $    180      $  4,231       $    391       $ 56,296
    Noninterest income                        6,664        26,762          7,381         1,610         11,237         53,654
Intersegment revenues                         2,245         2,890          1,337             8          1,278          7,758
Segment income (loss) from
   continuing operations before
   income taxes                              17,475        (9,251)         2,189        (4,719)        (9,733)        (4,039)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Matrix Bancorp, Inc. (occasionally referred to in this document, on a consolidated basis, as "us," "we," the "Company" or similar terms) is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, trust and clearing activities, lending activities, mortgage banking and other fee-based services. Our traditional banking activities include originating and servicing residential, commercial and Small Business Administration ("SBA") loans and providing a broad range of depository services. Our trust and clearing activities focus primarily on offering specialized custody and clearing services to banks, trust companies, broker-dealers, third party administrators and investment professionals, as well as the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. Our mortgage banking activities consist of purchasing and selling residential mortgage loans; offering brokerage, consulting and analytical services to financial services companies and financial institutions; and servicing residential mortgage portfolios for investors. Our other fee-based services and lending activities include providing outsourced business and educational services to charter schools. We also offer a limited amount of financing to charter schools for the purchase of school sites and equipment. Our primary operating subsidiaries are: Matrix Capital Bank; Matrix Financial Services Corporation; Matrix Bancorp Trading, Inc.; Sterling Trust Company; First Matrix Investment Services Corp.; Matrix Tower Holdings, LLC; ABS School Services, L.L.C, operating as The GEO Group; plus an equity interest in Matrix Settlement & Clearance Services, LLC.

The principal components of our revenues consist of:

     o    net interest income recorded by Matrix Bank, Matrix Financial and ABS;
     o brokerage and consulting fees generated by Matrix Bancorp Trading and First Matrix;
     o trust service fees generated by Sterling Trust and Matrix Bank, and related equity pickup of earnings of MSCS;
     o gain on sales of mortgage loans generated by Matrix Bank and Matrix Financial;
     o    loan administration fees generated by Matrix Financial; and
     o    school service fees generated by ABS.

Our results of operations are influenced by changes in interest rates, and the effect of these changes on our interest margins, mortgage loan prepayments and the value of mortgage servicing portfolios. Our fee-based businesses are affected to a lesser extent by interest rates and more by competition and general market conditions.

Sale of Majority Interest in Matrix Asset Management Corporation

On September 10, 2004, the Company announced the sale by its wholly owned subsidiary, Matrix Asset Management Corporation ("MAMC"), of substantially all of the assets and operations of its real estate disposition and management services business line for cash and a note receivable payable in quarterly installments over three years. After the sale, we have retained a 25% interest in the new company created by the purchaser, Matrix Asset Management, LLC, as well as our remaining operations in MAMC of a real estate brokerage office operating exclusively in the Denver metro area. As part of the transaction, referrals for the sale of real estate managed by Matrix Asset Management, LLC in the Denver metro area will generally be referred to our brokerage office. During the quarter ended September 30, 2004, MAMC recorded a pre-tax gain on sale of $13.5 million. The 25% ownership interest will be accounted for using the equity method of accounting. Due to our 25% ownership, we will continue to reflect the operations of MAMC as continuing operations. The Company may require the purchaser to purchase its 25% interest in Matrix Asset

Management LLC at anytime, the purchase price of which maybe paid by the purchaser, at its option, in cash or a combination of cash and an unsecured promissory note. The purchaser, in turn, may require the Company to sell its 25% interest to the purchaser for cash at any time during the 30-calendar day period beginning on December 26th of each year, commencing December 26, 2007. The purchase price for the 25% interest will be determined in accordance with a fair value formula that considers the earnings and net worth of Matrix Asset Management, LLC, as set forth in Matrix Asset Management, LLC's Operating Agreement.

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

The operations of the production platform, which reflect income from discontinued operations, net of tax effect of approximately $137 thousand for the nine months ended September 30, 2004 and a loss of $(2.4) million and net income of $2.9 million for the quarter and nine months ended September 30, 2003, respectively, are reported as income (loss) from discontinued operations in the condensed consolidated financial statements, and will be presented as such in future releases and filings, and as such are not included in the discussion of results from continuing operations below. It should be noted that discontinued operations are based upon the Company's historical results from operations of the production platform, adjusted to reflect the impact of the sale of the production platform. Because there was an opportunity cost of owning the production platform, the historical results are not necessarily indicative of the results that might have occurred if the disposition had actually been completed on the indicated date, and are not indicative of any future results.

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

Forward-Looking Statements

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "predict," "believe," "plan," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: third party claims or actions in relation to the ongoing or future bankruptcies of the Company's customers; interest rate fluctuations; level of delinquencies; defaults and prepayments; general economic conditions; competition; government regulation; possible future litigation; the actions or inactions of third parties, and actions or inactions of those that are parties to the existing or future bankruptcies of the Company's customers or litigation related thereto; unanticipated developments in connection with the bankruptcy actions or litigation described above, including judicial variation from existing legal precedent and the decision by one or more parties to appeal decisions rendered; the risks and uncertainties discussed elsewhere in the Company's annual report on Form 10-K, filed on March 12, 2004; and in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission ("SEC") on March 14, 2001; and the uncertainties set forth from time to time in the Company's periodic reports, filings and other public statements.

Comparison of Results of Operations for the Quarters Ended September 30, 2004 and 2003

Income from Continuing Operations. For the quarter ended September 30, 2004, there was income from continuing operations of $7.1 million, or $1.09 per basic and $1.07 per diluted share as compared to $320 thousand, or $0.05 per basic and diluted share, for the quarter ended September 30, 2003. Our income from continuing operations for the quarter ended September 30, 2004 includes a $13.5 million gain on sale of substantially all of the assets representing the business of Matrix Asset Management, the impact of which was partially offset by a $3.0 million pre-tax charge for a litigation accrual at Matrix Bank as discussed in further detail in Part II, Item 1. "Legal Proceedings" herein.

Net Interest Income. Net interest income before provision for loan and valuation losses increased $290 thousand, or 2.8%, to $10.6 million for the quarter ended September 30, 2004 as compared to $10.3 million for the quarter ended September 30, 2003. Our net interest margin, however, decreased 26 basis points to 2.58% for the quarter ended September 30, 2004 from 2.84% for the quarter ended September 30, 2003. The slight increase in net interest income before provision for loan valuation losses was primarily due to an increase in average interest-earning assets to $1.64 billion for the quarter ended September 30, 2004 as compared to $1.45 billion for the quarter ended September 30, 2003, which effect was offset by a decrease in the yield on those interest-earning assets of 37 basis points to 4.61% for the quarter ended September 30, 2004. The effect of the increase in the net interest-earning assets was partially offset by a $176.7 million increase in our average interest-bearing liabilities to $1.48 billion for the quarter ended September 30, 2004 compared to $1.30 billion at September 30, 2003. We had a 13 basis point decrease in the cost of our interest-bearing liabilities to 2.26% for the quarter ended September 30, 2004. The greater decrease in our yield on interest-earning assets than the decrease in the interest-bearing liabilities caused our interest rate spread to decrease to 2.35% for the quarter ended September 30, 2004 from 2.59% for the quarter ended September 30, 2003. The overall decrease in our yield on interest earning assets is attributed to the overall interest rate environment and our focus on the acquisition of adjustable rate loans. For a tabular presentation of the changes in net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities, as well as changes in interest rates, see "Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. The provision for loan and valuation losses decreased $570 thousand to $540 thousand for the quarter ended September 30, 2004 as compared to $1.1 million for the quarter ended September 30, 2003. The decrease in the provision was mainly due to additional reserves recorded in the 2003 quarter that are not present in current year's quarter end at Matrix Financial and Matrix Bank as nonperforming assets are declining at both entities. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "Asset Quality--Nonperforming Assets."

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $1.6 million, or 31.4%, to $3.6 million for the quarter ended September 30, 2004 as compared to $5.2 million for the quarter ended September 30, 2003. Loan service fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan-servicing portfolio had an average balance of $2.49 billion for the quarter ended September 30, 2004 as compared to an average balance of $3.98 billion for the quarter ended September 30, 2003. The impact of the decrease in our average balance was slightly offset by an increase in our actual service fee rate (including all ancillary income) to 0.54% for the quarter ended September 30, 2004, as compared to 0.50% for the quarter ended September 30, 2003. The Company anticipates loan administration fees to continue to decrease as its servicing portfolio decreases through normal prepayments. The servicing functions currently performed by Matrix Financial are being transferred to a third party sub-servicer in the fourth quarter of 2004. We believe that this will allow us to lower our overall cost structure. Loan administration fees are not expected to be impacted by this transfer.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to whole loan activities, SBA brokerage fees, retail equity, fixed income and mortgage servicing rights activities. Brokerage fees increased by $130 thousand, or 5.6% to $2.4 million for the quarter ended September 30, 2004 as compared to $2.3 million for the quarter ended September 30, 2003. The increase is the result of increased servicing brokerage activity at Matrix Bancorp Trading, offset by decreased activity at

First Matrix in the acquisition, pooling and selling of SBA loans and securities, both due to the timing of purchases and sales in the marketplace.

Trust Services. Trust service fees increased $250 thousand, or 14.7% to $1.9 million for the quarter ended September 30, 2004 as compared to $1.7 million for the same quarter of the prior year. The total of trust accounts under administration at Sterling Trust and Matrix Bank increased to 57,472 at September 30, 2004 from 48,487 at September 30, 2003 and total assets under administration increased to approximately $16.3 billion at September 30, 2004 from approximately $12.1 billion at September 30, 2003. The growth has been achieved at both the trust operations of Sterling Trust and Matrix Bank. The growth at Matrix Bank is driven by business referred by Matrix Settlement & Clearance Services.

Real Estate Disposition Services. Real estate disposition services represents fees earned by Matrix Asset Management Corporation for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions. The results for the quarter ended September 30, 2004 include revenues from the operations of Matrix Asset Management Corporation through August 31, 2004, the effective date of the sale of the majority interest in Matrix Asset Management Corporation. Effective September 1, 2004, the Company will account for our portion of the ongoing earnings of Matrix Asset Management under the equity method of accounting, which is included in other income. Despite including only two months of operations in the quarter ending September 30, 2004, the real estate disposition services income increased $200 thousand, or 11.1% to $2.0 million for the quarter ended September 30, 2004 as compared to $1.8 million for the quarter ended September 30, 2003. The increase is due to an increase in the number of properties closed during the period as compared to the same period of the prior year. For further discussion of the sale of Matrix Asset Management Corporation, see Note 2 to the Condensed Consolidated Financial Statements herein.

Gain on Sale of Loans and Securities. Gain on sale of loans and securities decreased $3.1 million to $1.4 million for the quarter ended September 30, 2004 as compared to $4.5 million for the quarter ended September 30, 2003. Gains on sale of loans and securities include gains on the sale of repurchased FHA and VA loans which represent delinquent loans purchased out of loan pools on which Matrix Financial acts as servicer, and then re-sells into the secondary market, gains on sale of originated SBA and multi-family loans primarily from the portfolio at Matrix Bank, and gains on the sale of purchased SBA loans and pooled securities at Matrix Bank. Gains on sale of loans can fluctuate significantly from quarter to quarter and year-to-year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, and the particular loan portfolios we elect to sell. In addition, the gains related to the delinquent loans purchased out of the servicing portfolio will continue to decrease as the opportunity is less as the servicing portfolio decreases.

Gain on Sale of Other Assets. The gain on sale of other assets of $13.5 million for the quarter ended September 30, 2004 represents the gain on the sale of the substantially all of the assets representing the business of Matrix Asset Management Corporation. For further discussion of the sale of Matrix Asset
Management Corporation, see Note 2 to the Condensed Consolidated Financial Statements herein.

School Services. School services income represents fees earned by ABS, operating as The GEO Group, for outsourced business and consulting services provided primarily to charter schools. School services income increased $290 thousand, or 55.8%, to $810 thousand for the quarter ended September 30, 2004 as compared to $520 thousand for the quarter ended September 30, 2003.

Other Income. Other income, which includes loan origination income, equity in earnings of unconsolidated subsidiaries, mortgage servicing net hedging gains and losses, income earned on bank owned life insurance, rental income and other miscellaneous income items, increased $1.9 million to $740 thousand for the quarter ended September 30, 2004 as compared to a loss of $(1.2) million for the quarter ended September 30, 2003.

The increase in other income was primarily due to the quarter ended September 30, 2003 including approximately $(1.6) million loss in the net hedging activity realized at Matrix Financial. Due to the anticipated rising interest rate environment and the underlying characteristics of our servicing portfolio, during the second quarter of 2004, management removed our hedge of mortgage servicing rights with no replacement and as such, we have no similar activity in the quarter ended September 30, 2004. Offsetting the impact of the reduction in hedging loss, was a charge-off of $650 thousand of deferred issuance costs related to the redemption of the $15.0 million of 10.0% trust preferred securities discussed in detail in Note 10 to the condensed consolidated financial statements herein. Other changes were due to miscellaneous operating activity during the quarter.

Noninterest Expense. Noninterest expense increased $1.1 million, or 4.4%, to $25.0 million for the quarter ended September 30, 2004, as compared to $23.9 million for the quarter ended September 30, 2003. This increase was mainly the result of an impairment charge against our mortgage servicing rights of $500 thousand for the quarter ended September 30, 2004, as compared to a recovery of previously recorded impairment charges of $(5.1) million during the quarter ended September 30, 2003, which impact was offset by a decrease of $4.6 million in the levels of amortization of mortgage servicing rights during the quarter. The following table details the major components of noninterest expense for the periods indicated:

                                                                                      Quarter Ended
                                                                                      September 30,
                                                                -------------------------------------------------------
                                                                             2004                        2003
                                                                --------------------------- ---------------------------
                                                                                  (Dollars in thousands)
Compensation and employee benefits                              $                    8,203  $                    8,338
Amortization of mortgage servicing rights                                            3,615                       8,263
Occupancy and equipment                                                              1,530                       1,575
Postage and communication                                                              511                         572
Professional fees                                                                      892                         557
Data processing                                                                        555                         689
Impairment on (recovery of) mortgage servicing rights, net                             500                     (5,100)
Other general and administrative                                                     9,187                       9,039
                                                                --------------------------- ---------------------------
Total                                                           $                   24,993  $                   23,933
                                                                =========================== ===========================


Compensation and employee benefits expense slightly decreased by $140 thousand, or 1.6%, to $8.2 million for the quarter ended September 30, 2004 as compared to $8.3 million for the quarter ended September 30, 2003. This consistency was despite reductions in number of employees at Matrix Bank as a result of the sale of Matrix Bank's Las Cruces branches, Matrix Financial and ABS, as well as the reduction of employees in September 2004 due to the sale of Matrix Asset Management Corporation, offset by increases at Sterling Trust Company. Overall, there was a decrease of 137 employees to 377 employees at September 30, 2004, as compared to 514 employees at September 30, 2003. The financial impact of the decrease due to the sale of Matrix Asset Management Corporation and the reduction at Matrix Financial should reduce future expenses.

Amortization of mortgage servicing rights decreased $4.6 million, or 56.3%, to $3.6 million for the quarter ended September 30, 2004 as compared to $8.3 million for the quarter ended September 30, 2003. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The primary cause of the decrease was a decrease in the average balance in our investment in mortgage servicing rights and our corresponding underlying servicing portfolio to $2.49 billion at September 30, 2004 as compared to $3.98 billion at September 30, 2003. In response to the low interest rates prevalent in the market, prepayment speeds on our servicing portfolio remained high at an average of 26.6% for the quarter ended September 30,

2004, but were significantly lower than the prepayment speeds experienced of 41.5% for the quarter ended September 30, 2003.

Impairment on mortgage servicing rights reflects an impairment charge for the quarter ended September 30, 2004 of $500 thousand as compared to a recovery of $(5.1) million for the quarter ended September 30, 2003. The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows. Due to changes in interest rates during the quarter, among other factors, an impairment charge was recorded. In addition, also based on the valuation, a portion of our previously recorded impairment charge was charged off as a permanent impairment against the value of the mortgage servicing rights, reducing the carrying basis to estimated fair value. It is not possible to estimate if future impairments or recoveries of those impairments will occur, and further changes in market interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future periods.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other general and administrative expenses, increased $240 thousand, or 2.0%, to $12.7 million for the quarter ended September 30, 2004 as compared to $12.4 million for the quarter ended September 30, 2003. The overall consistency is despite the changes in various balances, including a $3.0 million charge recorded in the quarter ended September 30, 2004 for a litigation accrual at Matrix Bank as discussed in further detail in Part II, Item 1. "Legal Proceedings" herein. The total amount accrued fully reserves for the amount to be paid in settlement of the award. The impact of this litigation charge to the increase in non-interest expense is offset somewhat by the $1.1 million accrual for settlement of various litigation matters at Matrix Financial recorded in the quarter ended September 30, 2003 that is not present in the quarter ended September 30, 2004. The Company also experienced an increase of approximately $540 thousand in the levels of reserves and charges at Matrix Financial related primarily to assets previously originated through the production platform we were required to repurchase under representation and warranty clauses in sales contracts, and on which losses were previously reserved. The impact of these increases were offset primarily by a decrease in the level of charge-offs of assets at ABS which in the quarter ended September 30, 2003 were approximately $2.0 million, and which are not present in the quarter ended September 30, 2004.

Income Taxes. Income taxes reflect a provision of $4.3 million for the quarter ended September 30, 2004 as compared to a benefit of $(290) thousand for the quarter ended September 30, 2003. Our effective tax rate is affected by the level of tax-exempt income at ABS and Matrix Bank in proportion to the level of net income from continuing operations. The net tax-exempt income was approximately $870 thousand for the quarter ended September 30, 2004.

Comparison of Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Income (Loss) from Continuing Operations. The income from continuing operations increased $13.8 million to $12.1 million, or $1.86 per basic share and $1.83 per diluted share, for the nine months ended September 30, 2004 as compared to a loss of $(1.6) million, or $(0.25) per basic and diluted share for the nine months ended September 30, 2003. Income from continuing operations for the nine months ended September 30, 2004 includes $18.6 million in gains on sale of other assets, being the sale of Matrix Asset Management Corporation in the third quarter of 2004 and the sale of the Las Cruces branches of Matrix Bank in the second quarter of 2004. It should be noted that the results from continuing operations is based upon the Company's historical results from operations, adjusted to reflect the impact of the sale of the production platform in 2003 and are not necessarily indicative of the results that might have occurred if the dispositions had actually been completed on the indicated date, and are not necessarily indicative of any future results.

Net Interest Income. Net interest income before provision for loan and valuation losses decreased $520 thousand, or 1.6% to $31.2 million for the nine months ended September 30, 2004 as compared to $31.7 million for the nine months ended September 30, 2003. The factors which impact net interest income include the following: our average interest-earning assets were $1.55 billion for the nine months ended September 30, 2004 as compared to $1.46 billion for the nine months ended September 30, 2003. The increase in average balance was offset, however, by a decrease in the average yield on the net interest-earning assets to 4.67% for the nine months ended September 30, 2004 as compared to 5.13% for nine months ended September 30, 2003. The Company's interest-bearing liabilities also increased to $1.39 billion for the nine months ended September 30, 2004 as compared to $1.27 billion for the nine months ended September 30, 2003. This increase was offset, however, as the average cost of interest-bearing liabilities decreased to 2.21% for the nine months ended September 30, 2004, as compared to 2.57% for the nine months ended September 30, 2003. Both the decrease in the yield on interest-earning assets and the cost of the interest-bearing liabilities are attributable to the low interest rate environment.  The  impact  of all of these  factors  caused  the  Company's  net interest margin to decrease to 2.69% for the nine months ended September 30, 2004 as compared to 2.89% for the nine months ended September 30, 2003, and caused the interest rate spread to decrease to 2.46% for the nine months ended September 30, 2004, as compared to 2.56% for the nine months ended September 30, 2003. For additional discussion concerning increases in our average interest-earning assets and decreases in our cost of interest-bearing liabilities, see "Comparison of Results of Operations for the Quarters Ended September 30, 2004 and 2003--Net Interest Income."

For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. Provision for loan and valuation losses decreased $360 thousand, or 13.7%, to $2.3 million for the nine months ended September 30, 2004 as compared to $2.7 million for the nine months ended September 30, 2003. The decrease was primarily attributable to higher levels of reserves recorded at Matrix Financial, Matrix Bank and ABS for the nine months ended September 30, 2003 that are not present for the nine months ended September 30, 2004 as a result of declining levels of nonperforming assets at Matrix Financial and Matrix Bank. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "Asset Quality --Nonperforming Assets."

Loan Administration. Loan administration fees decreased $5.0 million, or 29.6%, to $11.9 million for the nine months ended September 30, 2004 as compared to $16.9 million for the nine months ended September 30, 2003. Loan administration fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage servicing portfolio decreased to an average balance of $2.77 billion for the nine months ended September 30, 2004 as compared to an average balance of $4.54 billion for the nine months ended September 30, 2003. The actual service fee rate (including all ancillary income) increased to 0.55% for the nine months ended September 30, 2004 as compared to 0.49% for the nine months ended September 30, 2003. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2004 and 2003--Loan Administration."

Brokerage Fees. Brokerage fees increased $360 thousand, or 4.8%, to $7.9 million for the nine months ended September 30, 2004 as compared to $7.5 million for the nine months ended September 30, 2003. Brokerage fees vary from quarter to quarter and year-to-year, as the timing of servicing sales, loan sales and SBA pooling activities is dependent upon, among other things, prevailing market conditions and a seller's need to recognize a sale or to receive cash flows. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2004 and 2003--Brokerage Fees."

Trust Services. Trust service fees increased $790 thousand, or 15.8%, to $5.8 million for the nine months ended September 30, 2004 as compared to $5.0 million for the nine months ended September 30, 2003. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2004 and 2003--Trust Services."

Real Estate Disposition Services. Real estate disposition services represents fees earned by Matrix Asset Management Corporation for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions. The results for the nine months ended September 30, 2004 include revenues from the operations of Matrix Asset Management Corporation through August 31, 2004, the effective date of the sale of the majority interest in Matrix Asset Management Corporation. Effective September 1, 2004, the Company will account for our portion of the ongoing earnings of Matrix Asset Management under the equity method of accounting, which is included in other income. Despite including only eight months of operations in the nine months ending September 30, 2004, the real estate disposition services income increased $2.8 million, or 61.7% to $7.4 million for the nine months ended September 30, 2004 as compared to $4.6 million for the nine months ended September 30, 2003. The increase is due to an increase in the number of properties closed during the period as compared to the same period of the prior year. For further discussion of the sale of Matrix Asset Management Corporation, see Note 2 to the Condensed Consolidated Financial Statements herein.

Gain on Sale of Loans and Securities. Gain on sale of loans and securities decreased $8.0 million to $4.4 million for the nine months ended September 30, 2004 as compared to $12.4 million for the nine months ended September 30, 2003. Gain on the sale of loans and securities can fluctuate significantly from quarter to quarter and from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan portfolios we purchase and the particular loan portfolios we elect to sell.

Gain on Sale of Other Assets. The gain on sale of other assets of $18.6 million for the nine months ended September 30, 2004 represents the $13.5 million gain on the sale of substantially all of the assets representing the business of Matrix Asset Management Corporation in the third quarter of 2004 and the $5.1 million gain on the sale of the Las Cruces branches of Matrix Bank in the second quarter of 2004. For further discussion of the sale of Matrix Asset Management Corporation, see Note 2 to the Condensed Consolidated Financial Statements herein and for a further discussion of the sale of the Las Cruces branches of Matrix Bank, see Note 4 to the Condensed Consolidated Financial Statements herein.

School Services. School services income increased $490 thousand, or 27.7%, to $2.3 million for the nine months ended September 30, 2004 as compared to $1.8 million for the nine months ended September 30, 2003. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2004 and 2003--School Services."

Other Income. Other income decreased $1.5 million, or 27.4%, to $3.9 million for the nine months ended September 30, 2004 as compared to $5.4 million for the nine months ended September 30, 2003. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2004 and 2003--Other Income."

Noninterest Expense. Noninterest expense decreased $14.2 million, or 16.3%, to $72.6 million for the nine months ended September 30, 2004 as compared to $86.8 million for the nine months ended September 30, 2003. This decrease was primarily due to a decrease in the level of amortization of our mortgage servicing rights, offset by a decrease in the level of recovery of impairment charge on the mortgage servicing rights assets. The following table details the major components of noninterest expense for the periods indicated:

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                --------------------------- ---------------------------
                                                                             2004                        2003
                                                                --------------------------- ---------------------------
                                                                                  (Dollars in thousands)
Compensation and employee benefits                              $                   25,950  $                   26,541
Amortization of mortgage servicing rights                                           12,779                      27,517
Occupancy and equipment                                                              4,651                       4,568
Postage and communication                                                            1,630                       1,881
Professional fees                                                                    2,535                       2,381
Data processing                                                                      1,814                       2,114
Recovery of impairment on mortgage servicing rights, net                             (444)                     (2,700)
Other general and administrative                                                    23,685                      24,483
                                                                --------------------------- ---------------------------
Total                                                           $                   72,600  $                   86,785
                                                                =========================== ===========================


Compensation and employee benefits decreased $590 thousand, or 2.2%, to $25.9 million for the nine months ended September 30, 2004 as compared to $26.5 million for the nine months ended September 30, 2003. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2004 and 2003--Noninterest Expense."

Amortization of mortgage servicing rights decreased $14.7 million, or 53.6%, to $12.8 million for the nine months ended September 30, 2004 as compared to $27.5 million for the nine months ended September 30, 2003. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The decrease is due to a decrease in the average balance of our mortgage servicing rights to $2.77 billion at September 30, 2004 as compared to $4.54 billion at September 30, 2003. We have seen a decrease in the prepayment speeds on our servicing portfolio to an average of 28.8% for the nine months ended September 30, 2004 as compared to 37.5% for the nine months ended September 30, 2003. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2004 and 2003--Noninterest Expense."

Impairment on mortgage servicing rights reflects a recovery of impairment for the nine months ended September 30, 2004 of $(440) thousand as compared to a recovery of $(2.7) million for the nine months ended September 30, 2003. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2004 and 2003--Noninterest Expense."

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, data processing costs and other general and administrative expenses, decreased by $1.1 millions, or 3.1%, to $34.3 million for the nine months ended September 30, 2004 as compared to $35.4 million for the nine months ended September 30, 2003. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2004 and 2003--Noninterest Expense."

Income Taxes. Income taxes provision is $6.4 million for the nine months ended September 30, 2004 as compared to a benefit of $(2.4) million for the nine months ended September 30, 2003. The effective tax rates are affected by the level of tax-exempt income at ABS and Matrix Bank in proportion to the level of net income from continuing operations. The net tax-exempt income was approximately $2.8 million for the nine months ended September 30, 2004.

Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Average interest rate information for the quarters and nine months ended
September 30, 2004 and 2003 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

                                                            Quarter Ended
                                ----------------------------------------------------------------------
                                                            September 30,
                                ----------------------------------------------------------------------
                                             2004                                2003

                                  Average                 Average      Average                 Average
                                  Balance     Interest     Rate        Balance      Interest     Rate
                                ------------ ---------- ------------ ------------ ------------ ---------
            Assets
Interest-earning assets:
  Loans receivable              $  1,384,532 $  16,414      4.74  %  $  1,399,567 $    17,758    5.08
  Securities                        222,904      2,250      4.04          13,695           87    2.54
  Interest-earning deposits           3,275          7      0.85           6,934           12    0.69
  FHLBank stock                      30,354        255      3.36          31,978          226    2.83
                                ------------ ---------- ------------ ------------ ------------ ---------
    Total interest-earning
    assets                         1,641,065    18,926      4.61        1,452,174      18,083    4.98

Noninterest-earning assets:
  Cash                               48,410                               46,030
  Allowance for loan and           (10,707)                              (8,961)
valuation losses
  Premises and equipment             21,540                               25,173
  Other assets                      154,280                              146,812
                                ------------                         ------------
    Total noninterest-earning
    assets                          213,523                              209,054

    Total assets                $  1,854,588                         $  1,661,228
                                ============                         ============


Liabilities and Shareholders'
Equity
Interest-bearing liabilities:
  Passbook accounts             $     1,633  $       6      1.47  %  $     6,176           19    1.23
  Money market and NOW
  accounts                          632,400      1,184      0.75         478,002          958    0.80
  Certificates of deposit           176,774      1,491      3.37         343,318        2,223    2.59
  FHLBank borrowings                546,561      3,313      2.42         354,547        2,305    2.60
  Borrowed money and
  guaranteed
  preferred beneficial
  interests                         121,084      2,346      7.75         119,702        2,283    7.63
                                ------------ ---------- ------------ ------------ ------------ ---------
    Total interest-bearing
    liabilities                    1,478,482     8,340      2.26        1,301,745       7,788    2.39
                                ------------ ---------- ------------ ------------ ------------ ---------

Noninterest-bearing
liabilities:
  Demand deposits (including
    custodial escrow balances)      276,278                              154,904
  Other liabilities                  23,871                              134,246
                                ------------                         ------------
    Total noninterest-bearing
    liabilities                     300,149                              289,150
Shareholders' equity                 75,957                               70,333
                                ------------                         ------------

Total liabilities and
shareholders'
equity                          $  1,854,588                         $  1,661,228
                                ============                         ============

Net interest income before
provision
for loan and valuation
losses                                       $  10,586                            $   10,295
                                             ==========                           =============
Interest rate spread                                     2.35  %                                2.59   %
                                                        ===========                            ============
Net interest margin                                      2.58  %                                2.84   %
                                                        ===========                            ============
Ratio of average
interest-earning assets
   to average                                           111.00  %                              111.56  %
                                                        ===========                            ============

                                                          Nine Months Ended
                                ----------------------------------------------------------------------
                                                            September 30,
                                ----------------------------------------------------------------------
                                               2004                               2003

                                       Average                Average       Average               Average
                                       Balance     Interest    Rate         Balance     Interest   Rate
                                    ------------ ---------- ----------- ------------- ----------- ----------
            Assets
Interest-earning assets:
  Loans receivable                  $  1,351,524 $  48,315     4.77  %  $  1,399,067  $   55,044  5.25   %
  Securities                            165,337      5,206     4.20           20,712         488  3.14
  Interest-earning deposits               3,042         15     0.66           11,601          83  0.95
  FHLBank stock                          30,028        709     3.15           30,949         681  2.93
                                    ------------ ---------- ----------- ------------- ----------- ----------
    Total interest-earning
    assets                             1,549,931    54,245     4.67        1,462,329      56,296  5.13

Noninterest-earning assets:
  Cash                                   53,255                               45,433
  Allowance for loan and               (10,409)                              (8,952)
valuation losses
  Premises and equipment                 23,037                               25,685
  Other assets                          151,934                              147,487
                                    ------------                        -------------
    Total noninterest-earning
    assets                              217,817                              209,653

    Total assets                    $  1,767,748                        $  1,671,982
                                    ============                        =============


Liabilities and Shareholders'
Equity
Interest-bearing liabilities:
  Passbook accounts              $     3,570  $      35     1.31  %  $      5,693   %      55  1.29  %
  Money market and NOW
  accounts                           602,848      3,262     0.72          415,452       2,863  0.92
  Certificates of deposit            177,720      4,388     3.29          383,735       7,746  2.69
  FHLBank borrowings                 481,596      8,489     2.35          342,236       6,812  2.65
  Borrowed money and
  guaranteed
  preferred beneficial
  interests                          121,462      6,850     7.52          122,686       7,077  7.69
                                 ------------ ---------- ----------- ------------- ----------- ----------
    Total interest-bearing
    liabilities                     1,387,196    23,024     2.21        1,269,802      24,553  2.57
                                 ------------ ---------- ----------- ------------- ----------- ----------

Noninterest-bearing
liabilities:
  Demand deposits (including
    custodial escrow balances)       284,939                              158,583
  Other liabilities                   22,620                              174,271
                                 ------------                        -------------
    Total noninterest-bearing
    liabilities                      307,559                              332,854
Shareholders' equity                  72,993                               69,326
                                 ------------                        -------------

Total liabilities and
shareholders'
equity                           $  1,767,748                        $  1,671,982
                                 ============                        =============

Net interest income before
provision
for loan and valuation
losses                                          $  31,221                            $  31,743
                                                ==========                          ===========
Interest rate spread                                      2.46    %                             2.56  %
                                                         =============                         ===========
Net interest margin                                       2.69    %                             2.89  %
                                                         =============                         ===========
Ratio of average
interest-earning assets
   to average                                             111.73  %                            115.16 %
                                                         =============                         ===========

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


                                                  Quarter Ended September 30,                  Nine Months Ended September 30,
                                                         2004 vs. 2003                                  2004 vs. 2003
                                            ---------------------------------------         ---------------------------------------
                                             Increase (Decrease) Due to Change in            Increase (Decrease) Due to Change in
                                            ---------------------------------------         ---------------------------------------
                                            Volume            Rate           Total           Volume           Rate           Total
                                            -------         -------         -------         -------         -------         -------
                                                     (Dollars in thousands)                         (Dollars in thousands)
Interest-earning assets:
  Loans receivable                          $  (188)         (1,156)        $(1,344)        $(1,834)        $(4,895)        $(6,729)
  Securities                                  2,083              80           2,163           4,501             217           4,718
  Interest-earning deposits                      (7)              2              (5)            (48)            (20)            (68)
  FHLBank stock                                 (12)             41              29             (14)             42              28
                                            -------         -------         -------         -------         -------         -------
     Total interest-earning asset             1,876          (1,033)            843           2,605          (4,656)         (2,051)
                                            -------         -------         -------         -------         -------         -------
Interest-bearing liabilities:
  Passbook accounts                             (16)              3             (13)            (21)              1             (20)
  Money market and NOW accounts                 292             (66)            226           1,107            (708)            399
  Certificates of deposit                    (1,277)            545            (732)         (4,811)          1,453          (3,358)
  FHLBank borrowings                          1,177            (169)          1,008           2,527            (850)          1,677
  Borrowed money and guaranteed
    preferred beneficial interests               26              37              63             (70)           (157)           (227)
                                            -------         -------         -------         -------         -------         -------
     Total interest-bearing
     liabilities                                202             350             552          (1,268)           (261)         (1,529)
                                            -------         -------         -------         -------         -------         -------
Change in net interest income before
   provision for loan and valuation
   losses                                   $ 1,674          (1,383)        $   291         $ 3,873         $(4,395)        $  (522)
                                            =======         =======         =======         =======         =======         =======


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

                                                    September 30,          December 31,         September 30,
                                                         2004                  2003                  2003
                                                -------------------- --------------------- -------------------------
                                                                      (Dollars in thousands)
Nonaccrual residential mortgage loans           $            10,651   $            19,599   $            18,035
Nonaccrual commercial real estate, commercial
   loans and school financing                                19,607                11,851                15,573
Nonaccrual consumer loans                                        31                     -                     4
                                                -------------------- --------------------- -------------------------
Total nonperforming loans                                    30,289                31,450                33,612
Foreclosed real estate                                        4,810                 8,538                 6,081
                                                -------------------- --------------------- -------------------------
Total nonperforming assets                      $            35,099   $            39,988   $            39,693
                                                ==================== ===================== =========================

Total nonperforming loans to total loans                       2.12   %              2.32   %              2.60   %
                                                ==================== ===================== =========================

Total nonperforming assets to total assets                     1.87   %              2.32   %              2.48   %
                                                ==================== ===================== =========================

Ratio of allowance for loan and valuation
losses to
  total nonperforming loans                                   36.13   %             31.13   %             26.78   %
                                                ==================== ===================== =========================

We accrue interest on government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these loans is generally insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $13.5 million, $12.2 million and $14.4 million at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

Nonaccrual residential mortgage loans as a percentage of total loans were 0.75% at September 30, 2004, 1.4% at December 31, 2003, and 1.4% at September 30, 2003. The nonaccrual residential mortgage loans declined $8.9 million in the nine months ended September 30, 2004 as compared to December 31, 2003, from $19.6 million to $10.7 million. This decline is a result of the sale of $5.7 million of delinquent uninsured loans and the balance of the decline is due to repayments, reinstatements and foreclosures. Due to the historically low interest rate environment, Matrix Bank has experienced significantly higher levels of repayments and reinstatements of nonaccrual loans than in prior years.

The significant increase in nonaccrual commercial loans and school financing at September 30, 2004 as compared to December 31, 2003 is attributable to increases at both ABS in school financing loans and at Matrix Bank due primarily to increases in non-accrual commercial loans, both discussed below.

With regard to our school financing, a majority of our origination of tax-exempt financing for charter schools is for the purchase of real estate and equipment. The balance of these loans in nonaccrual status increased $2.7 million as compared to December 31, 2003 to $5.7 million at September 30, 2004. Based on current information, we believe that reserves are sufficient for any potential losses. During the first quarter of 2004, one school client, with whom we had loans in the amount of $10.5 million, experienced financial difficulties. Of the $10.5 million balance, $2.6 million represents a participation sold to a third party with recourse. During the second quarter of 2004, the $7.9 million of the loans which were retained, were placed on non-accrual status. The loans were secured by two parcels of real estate. During the third quarter of 2004, we entered into a revised forbearance agreement, which included the forgiveness of $6.1 million of loans for a deed in lieu on one of the two parcels. Concurrently, the client entered into a market rate lease agreement on the parcel. We believe that the market value of the real estate supports the balance of the loan forgiven. The remaining loan balance of approximately $2.0 million remains on non-accrual. The client is in compliance with the forbearance agreement and as performance is demonstrated, the loan will be placed on accrual status. The loan is secured and we believe that there are sufficient reserves in the case of noncompliance.

During the first and second quarter of 2004, Matrix Bank placed two commercial real estate loans and one commercial loan that total $6.6 million at September 30, 2004 on non-accrual status. Based on current information, we believe that there are sufficient reserves for any potential loss.

The percentage of the allowance for loan losses to nonaccrual loans varies due to the nature of our portfolio of loans. We analyze the collateral for each nonperforming loan to determine potential loss exposure. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "Comparison of Results of Operations for the Quarters Ended September 30, 2004 and 2003."

Liquidity and Capital Resources

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The trend of net cash used by our operating activities experienced over the reported period results primarily from growth at Matrix Bank and regular operating activities. We believe that the trend of net cash used will, in part, reverse in upcoming quarters as future growth and operations should be supported by additional revenues generated by the operating subsidiaries, and due to cost reductions that should be realized from, among other items, the transfer of servicing to a sub-servicer at Matrix Financial, as well as continued return of capital committed to ABS through dividends to Matrix Bancorp as the loans receivable continue to be liquidated under a strategy adopted in 2003. The trend of net cash used by operations is dependent upon the Company's decision to retain Matrix Bank's earnings at Matrix Bank and leverage the earnings through the purchase of primarily residential mortgage loans. As long as the Company's liquidity needs allows the retention of earnings at Matrix Bank, the trend is expected to continue. It is anticipated that in 2005, the Company will resume Matrix Bank's historical dividend policy at which time the trend will change. In February 2004, the Company issued $10.0 million of subordinated debt, and in August 2004 issued $10.3 million of junior subordinated debentures owed to unconsolidated subsidiary trusts, which funds were in part used to repay the Company's 11.5% senior notes, that matured on September 30, 2004, and will in part be used along with certain of the funds from the sale of the real estate disposition services subsidiary, to fund $15.0 million of junior subordinated debentures and common equity securities owed to unconsolidated subsidiary trusts on October 29, 2004.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company's liquidity. Historically, the majority of the dividend payments have been made by Matrix Bank and its consolidated subsidiaries, which include Matrix Financial, and in 2003, from Matrix Bancorp Trading and Matrix Asset Management. The current dividend policy approved by Matrix Bank is 75% of the consolidated cumulative earnings of Matrix Bank. The current dividend policy approved by Matrix Bancorp Trading is up to 90% of the earnings of those subsidiaries. Absent these dividend payments, the Company also intends to utilize the line of credit on its bank stock loan, as needed, to meet its own and the other subsidiaries financial obligations. As of September 30, 2004, the entire amount of the line of credit of $12.0 million is available. Additionally, under a strategy implemented in 2003, liquidation of certain loans receivable at ABS have generated cash to the Company during 2004.

Matrix Bank's liquidity needs are expected to be met through brokered deposit growth, borrowings from the FHLBank, custodial deposits from affiliates, deposits directed to Matrix Bank by third party institutions and deposits generated through its trust operations. Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLBank as its primary source for borrowings. At September 30, 2004, Matrix Bank had overnight and term borrowings of $601.1 million from the FHLBank of Topeka and Dallas. Matrix Bank also utilizes brokered deposits as a source of liquidity. The balance of brokered deposits at September 30, 2004 was $100.7 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur.

Matrix Bank, a well-capitalized institution, had a leverage capital ratio of 6.12% at September 30, 2004. This exceeded the well-capitalized leverage capital requirement of 5.0% of adjusted assets by $20.2 million. Matrix Bank's risk-based capital ratio was 12.35% at September 30, 2004, which currently exceeds the well capitalized risk-based capital requirement of 10.0% of risk-weighted assets by $22.5 million.

ABS' principal source of funding for school financings are internal capital, sales of loans to a third party institution and partnership trusts with unaffiliated financial institutions. Amounts available to be sold and amounts to be financed are at the purchaser's and lender's sole discretion. We continue to pursue additional third party financing and sales options for ABS loans. One of our facilities maintained at a third party institution matured in September 2004. Cash proceeds generated from the sale or refinancing of the underlying loans used as collateral for the financing were used to repay the majority of the financing. We do not anticipate significantly increasing our current loan portfolio.

Through a Purchase and Sale Agreement, the Company has sold school financing loans to a third party financial institution. The Company provides scheduled interest and principal plus full recourse in the case of loss or default. The transaction was treated as a sale due to the transfer of ownership and control over the school financing loans. No gain or loss was recorded at the time of sale. The balance of the school financing loans sold with recourse was approximately $9.1 million at September 30, 2004.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

During the quarter and nine months ended September 30, 2004, other than as discussed below, there were no material changes outside of the normal course of business to the quantitative and qualitative disclosures about contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements previously reported in the Annual Report on Form 10-K for the year ended December 31, 2003. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations --Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements" in the Form 10-K for December 31, 2003 for a detailed discussion.

The Company issued $10.0 million of floating rate subordinated debt securities during the quarter ended March 31, 2004. The debt securities mature February 13, 2014. Quarterly interest on the securities is at the floating rate of Libor plus 2.75%.

The Company issued $10.3 million of junior subordinated debentures owed to unconsolidated subsidiary trusts during the quarter ended September 30, 2004, maturing October 2034. See Note 10 in the Condensed Consolidated Financial Statements herein for a detailed discussion.

The Company announced the redemption of $15.0 million of the 10.0% cumulative trust preferred and common securities due 2029 issued by Matrix Bancorp Capital Trust I in July 1999. See Note 10 in the Condensed Consolidated Financial Statements herein for a detailed discussion.

See Notes 8 and 9 to the Condensed Consolidated Financial Statements herein for detail on the balances of deposit liabilities and FHLBank borrowings as of September 30, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the quarter and nine months ended September 30, 2004, there were no material changes to the quantitative and qualitative disclosures about market risk presented in the Annual Report on Form 10-K for the year ended December 31, 2003. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Risk Sensitive Assets and Liabilities" and Item 1. "Business Mortgage Servicing Activities --Hedging of Servicing Rights" in the Form 10-K for December 31, 2003 for a detailed discussion.

Item 4. Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(b) of the Securities Exchange Act of 1934. As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures as of September 30, 2004 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that have significantly affected, or are likely to materially affect, the Company's internal controls over financial reporting.

                           Part II - Other Information

Item 1. Legal Proceedings

A former customer of Matrix Bank is a debtor in a Chapter 11 proceeding under the Bankruptcy Code styled In re Apponline.com, Inc. and Island Mortgage
Network, Inc., pending in the United States Bankruptcy Court for the Eastern District of New York. The bankruptcy trustee has initiated an adversary action against Matrix Bank seeking to recover as an avoidable preference the $6.1 million Island Mortgage returned to Matrix Bank in connection with mortgage loans slated to be purchased by Matrix Bank from Island Mortgage but which never closed and funded. In October 2004, the Court ruled that the bankruptcy trustee was entitled to recover approximately $4.5 million of the approximately $6.1 million claimed. Although the Company believes it has meritorious points of appeal, Matrix Bank has reached an agreement in principal with the Trustee to settle all claims of the Trustee related to this matter for approximately $3.6 million. The settlement is subject to negotiation and execution of mutually acceptable definitive agreements and the approval of the settlement by the Bankruptcy Court. Although we believe the settlement will ultimately be finalized, approved and consummated, there can be no assurances, for example, that the parties will be able to reach agreement on the terms of the definitive agreement, or that any such definitive agreement will be approved by the Bankruptcy Court. The Company has accrued the approximately $3.6 million, $3.0 million of which was accrued in the third quarter of 2004, as a loss contingency under SFAS No. 5, and this accrual fully reserves the amount necessary to satisfy the settlement contemplated by the agreement in principal reached with the Trustee.

Sterling Trust has been named a defendant in an action filed in July 1999 styled Roderick Adderley, et. al. v. Advanced Financial Services, Inc., et. al. that was tried in Tarrant County, Texas district court in the spring of 2000. After entry of an adverse judgment against Sterling Trust on two counts, Sterling Trust appealed the judgment to the Court of Appeals for the Second District of Texas (Fort Worth). On July 31, 2003, the Court of Appeals affirmed and reversed in part the jury verdict. Sterling Trust has appealed that portion of the judgment affirmed by the Court of Appeals to the Supreme Court of Texas. The Supreme Court of Texas has agreed to hear the appeal of Sterling Trust, and on September 29, 2004, oral argument was held before the

Supreme Court of Texas. Notwithstanding the fact that the Supreme Court of Texas has agreed to hear this appeal by Sterling Trust, no assurances can be given that the appeal will be successful or that the Supreme Court of Texas will render an opinion favorable to Sterling Trust. Despite the fact that a final judgment from the trial court and the intermediate appellate court has been entered against Sterling Trust, management has determined that the loss in this matter is not probable within the meaning of SFAS 5; accordingly, no accrual for loss with respect to this matter has been recorded in the consolidated financial statements. The ultimate legal and financial liability of the Company, if any, with respect to this matter cannot be estimated with certainty at this time.

Matrix Financial was named in March 2004 as a defendant in a putative class action lawsuit styled Monica Thigpen v. Matrix Financial Services Corporation filed in the United States Bankruptcy Court for the Southern District of Alabama. The plaintiff claims that Matrix Financial filed an improper and false affidavit in connection with plaintiff's Chapter 13 bankruptcy proceeding because the signature page on the affidavit was executed separate and apart from the other pages, and has asked the Court to award the plaintiff actual damages, punitive damages, injunctive relief, attorneys' fees and other relief as may be appropriate. Matrix Financial filed a motion to dismiss and demanded a jury trial, both of which have been denied by the Court. Matrix Financial believes it has meritorious defenses and intends to defend this action vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this point.

Please see Part II - Item 1 of our Form 10-Q's for the quarters ended March 31, 2004 and June 30, 2004 for a discussion of previous developments in these matters, as applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2004, there were no material changes to the information previously reported in the Annual Report on Form 10-K for the year ended December 31, 2003. See Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in the Form 10-K for December 31, 2003 for a detailed discussion.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on May 14, 2004. At the meeting, the shareholders voted to re-elect two directors of the Company, D. Mark Spencer and David A. Frank, for a term expiring with the Annual Meeting to be held in 2007 ("Proposal 1"). The other directors whose terms continue after the Annual Meeting are Richard V. Schmitz, Robert T. Slezak, Lester Ravitz and James H. Bullock.

The shareholders were asked to consider and act upon a proposal to ratify the appointment of KPMG LLP as independent auditors for the Company for the 2004 fiscal year ("Proposal 2"). No other matters were voted on at the Annual Meeting. A total of 4,755,626 shares were represented at the meeting, in person or by proxy.

The number of shares that were voted for and that were withheld from, each of the director nominees in Proposal 1 were as follows:

Director Nominee
-----------------
                          For            Withhold
                          ---            --------
D. Mark Spencer        4,651,826          103,800
David A. Frank         4,628,526          127,100

In Proposal 2, KPMG LLP was ratified as the independent auditors for the Company for fiscal year 2004, with 4,726,326 shares voting for, 29,300 shares voting against, and 0 shares abstaining.


Item 6. Exhibits

         10.1 Amended and Restated Trust Agreement, by and among Matrix Bancorp, Inc., Deutsche Bank Trust Company Americas, and Deutsche Bank Trust Company Delaware, dated as of August 30, 2004.
         10.2 Guarantee Agreement between Matrix Bancorp, Inc. and Deutsche Bank Trust Company Americas, dated as of August 30, 2004
         10.3 Junior Subordinated Indenture between Matrix Bancorp, Inc. and Deutsche Bank Trust Company Americas, dated as of August 30, 2004
         10.4 Branch Purchase and Deposit Assumption Agreement between Matrix Capital Bank and AccessBank, dated as of July 7, 2004
         10.5 Operating Agreement of Matrix Asset Management, LLC, dated as of September 20, 2004
         31.1 Certification by D. Mark Spencer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2     Certification  by Richard  V.  Schmitz  pursuant  to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.3 Certification by David W. Kloos pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification by D. Mark Spencer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.2     Certification  by Richard  V.  Schmitz  pursuant  to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         32.3 Certification by David W. Kloos pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MATRIX BANCORP, INC.


Dated:    November 4, 2004                         /s/ D. Mark Spencer
          ----------------------------------       ---------------------------------------------
                                                   D. Mark Spencer
                                                   President and
                                                   Co-Chief Executive Officer
                                                   (Principal Executive Officer)


Dated:    November 4, 2004                         /s/ Richard V. Schmitz
          ----------------------------------       ---------------------------------------------
                                                   Richard V. Schmitz
                                                   Co-Chief Executive Officer


Dated:    November 4, 2004                         /s/ David W. Kloos
          ----------------------------------       ---------------------------------------------
                                                   David W. Kloos
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Accounting and
                                                   Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
Number   Description
-------  -----------------------------------------------------------------------
10.1 Amended and Restated Trust Agreement, by and among Matrix Bancorp, Inc, Deutsche Bank Trust Company Americas, and Deutsche Bank Trust Company Delaware, dated as of August 30, 2004

10.2 Guarantee Agreement between Matrix Bancorp, Inc. and Deutsche Bank Trust Company Americas, dated as of August 30, 2004

10.3 Junior Subordinated Indenture between Matrix Bancorp, Inc. and Deutsche Bank Trust Company Americas, dated as of August 30, 2004

10.4 Branch Purchase and Deposit Assumption Agreement between Matrix Capital Bank and AccessBank, dated as of July 7, 2004.

10.5 Operating Agreement of Matrix Asset Management, LLC dated as of September 10, 2004.

31.1 Certification by D. Mark Spencer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Richard V. Schmitz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 Certification by David W. Kloos pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by D. Mark Spencer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Richard V. Schmitz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification by David W. Kloos pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.