Form 10-K
period 2004-12-31
MATRIX BANCORP INC
filed 2005-03-14
CIK 944725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                         Commission file number: 0-21231

                              MATRIX BANCORP, INC.
             (Exact name of registrant as specified in its charter)

         Colorado                                       84-1233716
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

   700 17th Street, Suite 2100
        Denver, Colorado                                  80202
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

     As of March 10, 2005, 6,620,850 shares of common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price of such stock on the NASDAQ
National Market on June 30, 2004 was $36,622,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held May 18, 2005 are incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS                          Page


                                     PART I

Item 1.   Business.....................................................       3
Item 2.   Properties...................................................      24
Item 3.   Legal Proceedings............................................      24
Item 4.   Submission of Matters to a Vote of Security Holders..........      26

                                     PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities............      26
Item 6.   Selected Financial Data......................................      27
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................      29
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk...      53
Item 8.   Financial Statements and Supplementary Data..................      53
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure.....................................      53
Item 9A.  Controls and Procedures......................................      53
Item 9B.  Other Information............................................      53

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant...........      53
Item 11.  Executive Compensation.......................................      53
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters..............................      53
Item 13.  Certain Relationships and Related Transactions...............      53
Item 14.  Principal Accountant Fees and Services.......................      53

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules...................      53

                                     PART I

Item 1.  Business

Matrix Bancorp, Inc.

     General. Matrix Bancorp, Inc. (occasionally referred to in this document, on a consolidated basis, as "us," "we," the "Company" or similar terms), is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, trust activities, lending activities, mortgage banking and other fee-based services. Our traditional banking activities include originating and servicing commercial, multifamily, construction and Small Business Administration ("SBA") loans, and purchasing and servicing residential and SBA loans, and providing a broad range of depository services. Our mortgage banking activities consist of purchasing and selling residential mortgage loans; offering brokerage, consulting and analytical services to financial services companies and financial institutions; and servicing residential mortgage portfolios for investors. Our trust activities focus primarily on the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. Our other fee-based services and lending activities include providing real estate brokerage services, primarily on foreclosed residential real estate on behalf of unaffiliated financial institutions, and providing outsourced business services to charter schools. We also offer a limited amount of financing to charter schools for the purchase of school sites and equipment.

     Matrix Bancorp was incorporated in Colorado in June 1993 and was formerly called "Matrix Capital Corporation." The trading symbol for our common stock on The NASDAQ National Market is "MTXC."

Sale of Interest in Matrix Settlement and Clearance Services, LLC

     On November 30, 2004, the Company and certain of its subsidiaries entered into definitive agreements to sell our 45% membership interest in Matrix Settlement and Clearance Services, LLC, as well as substantially all of the assets of the trust operations of Matrix Capital Bank, to MG Colorado Holdings, Inc. ("MGCH"), which is an entity controlled by one of the original co-owners of Matrix Settlement and Clearance Services, LLC along with the Company.

     In consideration of the sale of the 45% membership interest in Matrix Settlement and Clearance Services, LLC, the Company has received approximately 5% of the outstanding common stock of MGCH, and cash. This portion of the transaction closed December 1, 2004.

     As a result of the sale of the 45% membership interest, the Company recorded a pre-tax gain of approximately $8.3 million, which is included in the gain on sale of assets for the year ended December 31, 2004. The 5% ownership interest retained is accounted for using the cost basis of accounting.

     In consideration of the sale of the assets of the trust operations of Matrix Capital Bank, MGCH will issue common stock of approximately 2% of the outstanding common stock of MGCH. Consummation of the sale of the assets of the trust operations of Matrix Capital Bank is conditioned on customary closing conditions, including receipt of applicable regulatory approvals and other necessary third party consents and approvals. In the event that such closing conditions are not met prior to December 1, 2005, the parties shall be relieved from any further obligations in connection with the sale of the assets of the trust operations.

     The parties have also entered into an agreement that continues the depository relationship of the companies through at least September 30, 2006. Custodial accounts of Matrix Settlement and Clearance Services, LLC maintained at Matrix Capital Bank total approximately $118.1 million at December 31, 2004.

     The Contribution Agreement entered into provides for customary indemnification by each party to the other for taxes and breaches of representations and warranties. The indemnifications are subject to certain conditions and limitations, including a cap on indemnification related to the sale of the assets of the trust operations of $750 thousand.

     The Company and its subsidiaries, and former members of Matrix Settlement and Clearance Services LLC have agreed that for a period of four years from December 1, 2004, they will not compete with MGCH in the provision of automated mutual fund clearing and settlement services through the National Securities Clearing Corporation ("NSCC"), or in the provision of custodial and trust services to outside third party administrators or record keepers in connection with the NSCC services. Additionally, in connection with the receipt of the common stock of MGCH, the Company and other stockholders of MGCH have agreed to transfer and voting restrictions on their shares of MGCH common stock and have agreed to sell their shares along with the majority shareholders of MGCH if so requested.

     For further discussion and detail of the accounting for, and effects of, the sale of the interest in Matrix Settlement and Clearance Services, LLC, and the assets of the trust operations of Matrix Capital Bank, see Note 4 to the consolidated financial statements included elsewhere in this document.

Sale of Majority Interest in Matrix Asset Management Corporation

     On September 10, 2004, the Company and its wholly owned subsidiary, Matrix Asset Management Corporation, entered into a Contribution and Sale Agreement to sell substantially all of the assets and operations of its real estate disposition and management services business line for cash and a note receivable payable in quarterly installments over three years to First American Real Estate Solutions, LLC, ("First American"), a subsidiary of The First American Corporation. After the sale, we have retained a 25% interest in the new company created by First American operating as Matrix Asset Management, LLC, as well as our remaining operations in Matrix Asset Management Corporation, now known as MTXC Realty Corp., of a real estate brokerage office focusing on the Colorado front range area. As part of the transaction, referrals for the sale of real estate managed by Matrix Asset Management, LLC in the Denver metro area will generally be referred to our brokerage office.

     As a result of the sale, the Company recorded a pre-tax gain of $13.5 million, which is included in the gain on sale of assets for the year ended December 31, 2004. The 25% ownership interest retained is accounted for using the equity method of accounting, and the equity earnings for the period from the sale date to December 31, 2004 approximately $440 thousand is included in other income for the year ended December 31, 2004.

     The Company may require First American to purchase its 25% interest in Matrix Asset Management, LLC at anytime, the purchase price of which may be paid by First American, at its option, in cash or a combination of cash and an unsecured promissory note. First American, in turn, may require the Company to sell its 25% interest to First American for cash at any time during the 30-calendar day period beginning on December 26th of each year, commencing December 26, 2007. The purchase price for the 25% interest will be determined in accordance with a fair value formula that considers the earnings and net worth of Matrix Asset Management, LLC, as set forth in Matrix Asset Management, LLC's Operating Agreement.

     The parties have also entered into an agreement calling for First American to maintain deposits at Matrix Capital Bank through a date as defined in the Contribution and Sale Agreement. Deposits maintained by First American at Matrix Capital Bank at December 31, 2004 total $25.1 million.

     For further discussion and detail of the accounting for, and effects of, the sale of the majority interest in Matrix Asset Management Corporation, see
Note 3 to the consolidated financial statements included elsewhere in this document.

Sale of Matrix Capital Bank Branches

     On January 30, 2004, the Company, through its wholly owned subsidiary Matrix Capital Bank, entered into a definitive agreement to sell its two branches in Las Cruces, New Mexico to FirstBank, a subsidiary of Access Anytime BanCorp, Inc. The sale closed on May 1, 2004. The sale included deposits of the Las Cruces branches that totaled approximately $78.5 million, and loans of approximately $22.8 million, as well as the real estate, equipment and leases associated with the Las Cruces branches. As a result of the sale, the Company recorded a pre-tax gain of approximately $5.1 million which is included in gains on sale of assets for the year ended December 31, 2004.

     On July 12, 2004, the Company through its wholly owned subsidiary Matrix Capital Bank, entered into a definitive agreement to sell its branch in Sun City, Arizona to FirstBank, a subsidiary of Access Anytime BanCorp, Inc. The sale closed on November 1, 2004. The sale included deposits of the Sun City branch that totaled approximately $104.0 million, a nominal amount of loans, as well as the real estate, equipment and leases associated with the branch. As a result of the sale, the Company recorded a pre-tax gain of approximately $4.9 million which is included in gains on sale of assets for the year ended December 31, 2004.

     For further discussion and detail of the accounting for, and effects of, the sale of the branches of Matrix Capital Bank, see Note 5 to the consolidated financial statements included elsewhere in this document.

Discontinued Operations

     On February 28, 2003, Matrix Capital Bank and Matrix Financial Services Corporation entered into a Purchase and Assumption Agreement, as amended (the "Purchase Agreement") to sell substantially all of Matrix Financial Services Corporation's assets associated with its wholesale mortgage origination platform (the "Platform") to AmPro Mortgage Corporation ("AmPro" or the "Buyer"). On September 2, 2003, the Company announced the final closing and substantial completion of the sale by Matrix Capital Bank and Matrix Financial Services Corporation of substantially all of its assets and operations associated with its wholesale mortgage origination platform. The effective sale date for accounting purposes was August 31, 2003. Included in the sale were the wholesale production offices, the back office personnel that processed the loan originations and a significant portion of the corporate operations and personnel. After the sale, our remaining operations at Matrix Financial Services Corporation consist of our mortgage servicing platform, where we service loans for ourselves and third parties.

     For the year ended December 31, 2003, the Company recorded an after tax loss on the sale of the Platform of $(2.7) million, or $(0.43) per diluted share, which is included in the income from discontinued operations of $3.3 million, net of tax effect, on the consolidated statements of operations. For comparative purposes, the operating income of the discontinued production platform is reflected in discontinued operations beginning in the first quarter of 2002, and the consolidated financial statements have been restated to reflect the production platform as a discontinued operation. For the year ended December 31, 2004, the Company recorded income from discontinued operations of $137 thousand after tax, representing the production premium earned in 2004. We do not anticipate earning any future revenues from the production platform. For further discussion and detail of the accounting for, and effects of, the sale of the Platform, see Note 6 to the consolidated financial statements included elsewhere in this document.

     Prior to and at the time of the signing of the Purchase Agreement, and throughout the period from signing of the Purchase Agreement through August 31, 2003, (the "Transition Period"), Matrix Capital Bank provided a warehouse line of credit for substantially all of the loans originated by the Platform. At the end of the Transition Period, the Buyer was required to utilize third party financings to fund new originations by the buyer and the warehouse line was required to be paid-off. With the warehouse line paid-off, Matrix Capital Bank had a significant amount of liquidity to re-invest, which has been re-invested primarily in bulk loan portfolios of adjustable rate residential loans, guaranteed portions of SBA loans and mortgaged-backed securities.

     For a period of two years from February 28, 2003, Matrix Capital Bank has agreed that neither Matrix Capital Bank nor any of its affiliates will engage in, directly or indirectly, the single-family retail or wholesale mortgage origination business in those states in which the acquired division operated or was located as of such date. However, this non-compete provision does not prohibit Matrix Capital Bank or its affiliates from engaging in such business in order to comply with applicable law, rule, regulation, directive, agreement or order from the Office of Thrift Supervision ("OTS") or another party where it is necessary to resolve regulatory or supervisory concerns. Additionally, the non-compete provision does not apply in the event of a change in control of Matrix Capital Bank or the Company.

The Subsidiaries

     Our  core  business   operations   are  conducted   through  the  operating
subsidiaries described below.

     Matrix Capital Bank. With its branch and headquarter offices in Denver, Colorado, Matrix Capital Bank ("Matrix Bank") serves local and regional communities by providing a broad range of personal and business depository services, offering residential loans, multifamily and commercial real estate loans, including SBA loans. In 2002, Matrix Bank relocated its domicile from Las Cruces, New Mexico to Denver, Colorado where it offers all of its existing banking services in the Denver market. In connection with the relocation, a subsidiary of Matrix Bank, Matrix Tower Holdings, LLC, purchased a high rise building in downtown Denver, Colorado in June 2002, renamed Matrix Financial Center. In addition to Matrix Bank, the Company and several of its subsidiaries relocated their offices to Matrix Financial Center during 2002 and 2003.

     Matrix Bank holds the noninterest-bearing custodial escrow deposits related to the residential mortgage loan portfolio serviced by Matrix Financial Services Corporation, the interest-bearing money market accounts administered by Sterling Trust Company and the deposits resulting from transactions in which Matrix Bank acts as the clearing bank for clients of Matrix Settlement and Clearance Services, LLC. These deposits, as well as other institutional and traditional deposits and borrowings from the Federal Home Loan Bank, are used primarily to fund bulk purchases of residential mortgage loan portfolios throughout the United States, a portion of which are serviced for Matrix Bank by Matrix Financial Services Corporation. As of December 31, 2004, Matrix Bank had total assets of $1.82 billion.

     Matrix Bank and several of our other subsidiaries have significant experience in purchasing mortgage loans, originating multifamily and other loans secured by real estate, including Small Business Administration loans, have familiarity with real estate markets throughout the United States and have traditionally had access to low-cost deposits. We believe that the resulting knowledge and activities permit Matrix Bank to manage its funding and capital position in a way that enhances its performance.

     Matrix Financial Services Corporation. Matrix Financial Services Corporation ("Matrix Financial"), which is a wholly owned subsidiary of Matrix Bank, historically has acquired mortgage servicing rights on a nationwide basis through purchases in the secondary market, has retained originated mortgage servicing rights, and serviced the loans underlying the purchased mortgage servicing rights and a portion of our originated mortgage servicing rights. Effective November 1, 2004, the majority of the daily servicing functions performed by Matrix Financial were transferred to a third party sub-servicer. Associated with the transfer, Matrix Financial recorded charges of approximately $1.4 million related to write-offs for furniture, fixtures, leasehold improvements and retention packages which is included in noninterest expense for the year ended December 31, 2004.

     As of December 31, 2004, Matrix Financial was responsible for servicing approximately 38,000 borrower accounts representing $2.3 billion in principal balances. As a servicer of mortgage loans, Matrix Financial generally is required to establish custodial escrow accounts for the deposit of borrowers' payments. These custodial accounts are maintained at Matrix Bank. At December 31, 2004, the custodial escrow accounts related to our servicing portfolio maintained at Matrix Bank were $51.6 million.

     Prior to the sale of the production platform as discussed in "Item 1. Business--Discontinued Operations", Matrix Financial originated residential mortgage loans through its wholesale loan origination network, with offices located in Atlanta, Dallas, Denver, Houston, Jacksonville, Phoenix, Sacramento, Santa Ana and St. Louis. The mortgage loans originated by Matrix Financial were generally sold in the secondary market.

     Matrix Bancorp Trading,Inc. Matrix Bancorp Trading, Inc. ("Matrix Bancorp Trading") provides brokerage and consulting services to financial institutions and financial services companies in the mortgage banking industry. These services include:

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

     Matrix Bancorp Trading's volume of brokerage activity and the expertise of its analytics department gives us access to a wide array of information relating to the mortgage banking industry, including emerging market trends, prevailing market prices, pending regulatory changes and changes in levels of supply and demand. Consequently, we are often able to identify certain types of mortgage loans that are well suited to our investment objectives and unique corporate structure.

     First Matrix Investment Services Corp. First Matrix Investment Services Corp. ("First Matrix"), which became a wholly owned subsidiary of Matrix Bancorp Trading in October 2001, is registered with the National Association of Securities Dealers ("NASD") as a fully disclosed broker-dealer, with its headquarters in Denver, Colorado and a branch office in Memphis, Tennessee. First Matrix focuses on the acquisition, brokering, securitization and sale of SBA loans and loan pools and interest only strips associated with the SBA loans and loan pools. SBA loans are acquired by Matrix Bank through the brokerage activities of First Matrix.

     MTXC Realty Corp.   MTXC Realty Corp. ("MTXC  Realty"),  formerly  known as
Matrix Asset Management Corporation, provides real estate brokerage services primarily for foreclosed real estate on behalf of other financial services companies. MTXC Realty also provides limited collateral valuation opinions to clients that are interested in assessing the value of the collateral underlying mortgage loans, as well as to clients such as Matrix Bank and other third party mortgage loan buyers evaluating potential bulk purchases of mortgage loans. Currently, the business focuses on the Colorado front-range market.

     Prior to the sale of the majority interest in Matrix Asset Management Corporation as discussed in "Item 1. Business--Sale of Majority Interest in
Matrix Asset Management Corporation", Matrix Asset Management Corporation provided nationwide real estate management and disposition services on foreclosed properties owned by financial services companies, mortgage companies and financial institutions.

     Sterling Trust Company. Sterling Trust, headquartered in Waco, Texas, was incorporated in 1984 as a Texas non-bank trust company specializing in the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. As of December 31, 2004, Sterling Trust administered approximately 41,000 accounts, with assets under administration of approximately $2.9 billion. As of December 31, 2004, approximately $236.0 million of the $2.9 billion represented deposits held at Matrix Bank.

     ABS School Services, LLC. ABS School Services, LLC ("ABS") provides outsourced business services to charter schools, and operates under the name The GEO Group. Charter schools are public schools that are an alternative to traditional public schools. The primary services offered include fund accounting, cash management, budgeting, governmental reporting, payroll and accounts payable. The GEO Group also offers administrative and instructional leadership and consults with schools and offers assistance in technology, policy development and grant administration. Additionally, The GEO Group has a financing division, which offers a limited amount of financing to charter schools for the purchase of school sites and equipment.

     Please see Note 24 to the consolidated financial statements for further financial information about our subsidiaries.

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

     Approximately 77% of the single-family residential mortgage loans that Matrix Bank owns at December 31, 2004 are classified as held for sale. This accounting classification requires Matrix Bank to carry loans classified as held for sale at the lower of aggregate cost or market value. The purchased loan portfolios typically include both fixed and adjustable rate mortgage loans. Although Matrix Bank reviews many loan portfolios for prospective acquisition, it focuses on acquiring first lien priority loans secured primarily by one-to-four single-family residential properties. To the extent that adjustable rate loans are available, Matrix Bank generally targets adjustable over fixed rate portfolios. Due to the accounting treatment required, we believe that the focus on adjustable rate loans generally reduces the effect of changing interest rates on the portfolio's market value. During the year ended December 31, 2004, at Matrix Bank and Matrix Financial we purchased approximately $628.5 million of mortgage loans.

     Matrix Bank purchases mortgage loan portfolios from various sellers who have either originated the loans or acquired the loan portfolios from others in bulk purchases. Matrix Bank considers several factors prior to a purchase, including the product type, the current loan balance, the current interest rate environment, the seasoning of the mortgage loans, payment histories, geographic location of the underlying collateral, price, yield, the current liquidity of Matrix Bank and the product mix in its existing mortgage loan portfolio. In addition, the various sellers are evaluated for their ability to perform under the representations and warranties provided to us.

     Matrix Bank performs due diligence on each mortgage loan portfolio that it desires to purchase. These procedures consist of analyzing a representative sample of the mortgage loans in the portfolio and are typically performed by Matrix Bank employees, but occasionally are outsourced to third party contractors. The underwriter takes into account many factors and statistics in analyzing the sample of mortgage loans in the subject portfolio, including: the general economic conditions in the geographic area or areas in which the underlying residential properties are located; the loan-to-value ratios on the underlying loans; and the payment histories of the borrowers. In addition, the underwriter attempts to verify that each sample loan conforms to the standards for loan documentation set by Fannie Mae and Freddie Mac. In cases where a significant portion of the sample loans contain nonconforming documentation, Matrix Bank assesses the additional risk involved in purchasing the loans. This process helps Matrix Bank determine whether the mortgage loan portfolio meets its investment criteria and, if it does, the range of pricing that is appropriate.

     With the assistance of Matrix Bancorp Trading, Matrix Bank continually monitors the secondary market for opportunities to purchase and sell mortgage loan portfolios and typically undertakes a sale of a particular loan portfolio in an attempt to "match" an anticipated bulk purchase of a particular mortgage loan portfolio or to generate current period earnings and cash flow. To the extent that Matrix Bank is unsuccessful in matching its purchases and sales of mortgage loans, Matrix Bank may have excess capital, resulting in less leverage, potentially less interest income and higher capital ratios.

     Retail Originations. Matrix Bank's lending office in Denver, Colorado primarily originates SBA loans and multifamily loans on a national basis, and residential construction loans and commercial loans generally in the Colorado market place. Prior to the sale of the Matrix Bank branches in Las Cruces, New Mexico as noted in "Item 1. Business--Sale of Matrix Bank Branches", the retail loans originated by Matrix Bank consisted of a broad range of residential loans, at both fixed and adjustable rates, consumer loans and commercial real estate loans.

     Sale of Originated Residential Loans. Prior to the sale of the Las Cruces branches of Matrix Bank as discussed in "Item 1. Business--Sale of Matrix Bank Branches", we generally sold all of the residential mortgage loans that we originated. Prior to the sale of the Platform as discussed in "Item 1. Business--Discontinued Operations", under programs established with Fannie Mae, Freddie Mac and Ginnie Mae, conforming conventional and government loans were sold on a cash basis or pooled by us and exchanged for securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We then sold those securities to national or regional broker-dealers. Mortgage loans sold to Fannie Mae, Freddie Mac or Ginnie Mae were sold on a nonrecourse basis, except for standard representations and warranties, so that foreclosure losses were generally borne by Fannie Mae, Freddie Mac or Ginnie Mae and not by us.

     Prior to the sale of the Production Platform and the Las Cruces branches as noted above, we also sold nonconforming and conforming residential mortgage loans on a nonrecourse basis to other secondary market investors. Nonconforming loans are typically first lien mortgage loans that do not meet all of the agencies' underwriting guidelines, and are originated instead for other institutional investors with whom we have previously negotiated purchase commitments and for which we occasionally paid a fee.

     In the past, we sold residential mortgage loans on a servicing-retained or servicing-released basis. In 2004, all loans were sold servicing released, with the exception of loans under the New Mexico Housing Authority program. See "Item
1. Mortgage Servicing Activities--Residential Mortgage Loan Servicing."

     In connection with our residential mortgage loan originations and sales, we make customary representations and warranties. Due to our recent experience and due to the increased originations activity that occurred in 2001 through February 2003, we have experienced an increase in loan repurchases. The Company has established a reserve for anticipated losses related to our customary representations and warranties. There can be no assurance that the current level of reserves that are based on estimates will be sufficient to cover future losses related to the customary representations and warranties claims made. We remain responsible for all loans originated through the Platform through February 28, 2003, as discussed in "Item 1. Business--Discontinued Operations."

     The sale of originated loans may generate a gain or loss for us. Gains or losses result primarily from two factors. First we may make a loan to a borrower at a rate resulting in a price that is higher or lower than we would receive if we had immediately sold the loan in the secondary market. These price differences occur primarily as a result of competitive pricing conditions in the market place. Second, gains or losses may result from changes in interest rates that consequently change the market value of our loans originated for sale. Since the sale of the Production Platform, as discussed in "Item 1.
Business--Discontinued Operations", the Company no longer originates a significant amount of mortgage loans. Sales of originated loans come from early buy-outs from GNMA loan pools of the Matrix Financial servicing portfolio. In addition, Matrix Bank sells in the secondary market certain of the SBA loans and multifamily loans it originates. During the year ended December 31, 2004, we sold approximately $164.7 million of 1-4 family (principally related to FHA loans purchased from our servicing portfolio), multifamily and originated SBA loans.

     Commercial and Other Lending. We have sought to diversify and enhance the yield of our loan portfolio by originating multifamily and commercial loans and by offering a full range of lending products to our customers. The Company offers a variety of commercial loan products, including: single-family construction loans; commercial real estate loans; business and SBA loans; and a limited amount of financing to charter schools for the purchase of real estate and equipment. Matrix Bank's loan production office in Denver, Colorado principally originates single-family construction, multifamily and commercial real estate loans.

     Matrix Bank's small business lending division, headquartered in Denver, Colorado, offers the following loan products: SBA 7a loans; first trust deed loans through the 504 program; and Business and Industry Guaranteed Loans offered through the United States Department of Agriculture, as well as certain secondary market qualified conventional lending. Matrix Bank has been a SBA
Preferred lender in the Colorado market area since 1999, and was awarded expansion of that delegation into New Mexico, Utah, Arizona, Oregon, Washington, Idaho and Texas. Preferred lender status allows Matrix Bank delegated authority to approve SBA guaranteed loan applications without prior approval from the SBA, in most cases, thereby accelerating the approval process for small business loan applications. Preferred lenders also are granted certain unilateral servicing powers over the term of those loans. During 2004, Matrix Bank originated $47.2 million in SBA loans.

     Matrix Bank generally desires that its commercial lending is collateralized by income-producing real estate properties. The repayment of loans collateralized by income-producing properties depends upon the successful operation of the related real estate property and also on the credit and net worth of the borrower. Thus, repayment is subject to the profitable operation of the borrower's business, conditions in the real estate market, interest rate levels and overall economic conditions. Loans on income-producing properties must generally meet internal underwriting guidelines that include: a limit on the loan-to-value ratio of 75%-80% depending on asset type and use of proceeds; a review of the borrower with regard to credit score, management depth, integrity, experience and available financial resources; and, in most instances, a personal guarantee from the borrower.

     Matrix Bank also originates loans to builders for the construction of single-family properties, and to a lesser extent, for the acquisition and development of improved residential lots. Matrix Bank generally makes these loans on commitment terms that last from nine to eighteen months and typically adjust with the prime rate of interest. In many cases, the residential properties have been pre-sold to the homeowner. It is generally considered that construction lending involves a higher level of risk than secured lending on existing properties because the properties securing construction loans are usually more speculative and more difficult to evaluate and monitor.

     Matrix Bank originates loans on multifamily residential properties. The properties are located throughout the United States and are generally on properties of between 5 to 150 units. In 2004, Matrix Bank originated $79.6 million of multifamily loans and sold $62.2 million of multifamily loans. At December 31, 2004, Matrix Bank had a multifamily loan portfolio of approximately $60.9 million.

     In addition to origination, Matrix Bank also buys participations in commercial real estate loans primarily from banks located in the Colorado market. The loans that we acquire through participations are underwritten with the same diligence and standards as though we were originating them directly.

     ABS offers limited financing to charter schools located primarily in Arizona, Colorado, Missouri, Florida and Texas for the purchase of real estate, modular space and equipment. The offered financing is generally fully amortizing and completed on a tax-exempt basis. On occasion, we also provide cash flow loans to charter schools. During 2003, we began limiting the financing activities at ABS. We expect this trend to continue for the foreseeable future because our objective is to reduce the overall size of our charter school loan portfolio. In 2004, through a majority owned subsidiary, ABS was awarded $50.0 million of New Market Tax Credits to be utilized primarily for the origination of loans to charter schools. Currently, we are analyzing the various options to utilize the tax credits. As of December 31, 2004, we had a total of $30.4 million loans outstanding to charter schools with no new loans originated under the New Market Tax Credit program. Charter school financing involves inherent risks such as:

     o the loan-to-value ratio for real estate transactions along with furniture, fixtures and equipment and modular space can be as high as 100%;
     o    there are generally no personal guarantees; and
     o cash flow to service the financing is derived from the school's student enrollment. If the school's student enrollment decreases, or is less than projected, the school's ability to make scheduled payments on the financing may be impaired.

Mortgage Servicing Activities

     Residential Mortgage Loan Servicing. Historically, we conducted our residential mortgage loan servicing activities through Matrix Financial, including the residential mortgage loan servicing that Matrix Financial provided as subservicer for Matrix Bank's servicing portfolio. In November 2004, we transferred the servicing function to a third party subservicer. At December 31, 2004, including loans owned by Matrix Bank and Matrix Financial, Matrix Financial serviced approximately $2.3 billion of mortgage loans which are now being subserviced.

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

     As compensation for its mortgage servicing activities, Matrix Financial receives servicing fees, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. In the event of default by the borrower, Matrix Financial receives no servicing fees until the default is cured. At December 31, 2004, Matrix Financial's annual weighted-average servicing fee, including ancillary fees, was 0.55%.

     Servicing is provided on mortgage loans on a recourse or nonrecourse basis. Our policy is to accept only a limited number of servicing assets on a recourse basis. As of December 31, 2004, on the basis of outstanding principal balances, approximately 0.98% of our owned mortgage servicing contracts involved recourse servicing. To the extent that servicing is done on a recourse basis, we are exposed to credit risk with respect to the underlying loan in the event of a repurchase. Additionally, many of our nonrecourse mortgage servicing contracts owned require us to advance all or part of the scheduled payments to the owner of the mortgage loan in the event of a default by the borrower. Many owners of mortgage loans also require the servicer to advance insurance premiums and tax payments on schedule even though sufficient escrow funds may not be available. Therefore, we must bear the funding costs associated with making such advances. If the delinquent loan does not become current, these advances are typically recovered at the time of the foreclosure sale. Foreclosure expenses, which may include legal fees or property maintenance, are generally not fully reimbursable by Fannie Mae, Freddie Mac or Ginnie Mae, for which agencies we provide significant amounts of mortgage loan servicing. As of December 31, 2004, we had advanced approximately $9.0 million in funds on behalf of third party investors. For the VA loans sold and serviced for Ginnie Mae, which are sold on a nonrecourse basis, the VA loan guarantees may not cover the entire principal balance and, in that case, we are responsible for the losses which exceed the VA's guarantee. Estimated losses related to foreclosure are estimated and reserved for, and included in the consolidated financial statements.

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

     As noted earlier, during the fourth quarter of 2004, Matrix Financial transferred the daily servicing function to a third party subservicer. As part of the transfer, we recorded a charge included in noninterest expense for the year ended December 31, 2004 of approximately $1.4 million. This charge represents the write-off of fixed assets related to the servicing function that will no longer be used, anticipated cost of subleasing our office space and retention bonuses. The servicing transfer was done in an effort to lower the overall cost of servicing by eliminating many of the fixed costs of servicing the loans in-house. We pay the subservicer a fixed fee per loan that varies based on whether the loan is a fixed rate or adjustable rate, or if the loan is delinquent. As part of the agreement, the custodial deposits are maintained at Matrix Bank. We have retained a small servicing staff at Matrix Financial primarily to monitor the servicing activities of the subservicer.

     The  following   table  sets  forth  certain   information   regarding  the
composition of our mortgage servicing portfolio, excluding loans subserviced for others, as of the dates indicated:

                                                                                As of December 31,
                                                                 ---------------------------------------------------
                                                                     2004              2003              2002
                                                                 --------------    --------------    ---------------
                                                                              (Dollars in thousands)
FHA insured/VA guaranteed residential                            $     887,281     $  1,318,485      $   2,128,363
Conventional loans                                                   1,326,648        1,742,096          3,053,368
Other loans                                                             44,911          122,955            151,896
                                                                 --------------    --------------    ---------------
     Total mortgage servicing portfolio                          $   2,258,840     $  3,183,536      $   5,333,627
                                                                 ==============    ==============    ===============
Fixed rate loans                                                 $   1,757,427     $  2,697,892      $   4,688,672
Adjustable rate loans                                                  501,413          485,644            644,955
                                                                 --------------    --------------    ---------------
     Total mortgage servicing portfolio                          $   2,258,840     $  3,183,536      $   5,333,627
                                                                 ==============    ==============    ===============

     The following table shows the delinquency statistics for the mortgage loans serviced through Matrix Financial, excluding loans subserviced for others, as of the dates presented. Delinquencies and foreclosures for the mortgage loans serviced by us generally exceed the national average due to high rates of delinquencies and foreclosures on certain bulk loan and bulk servicing portfolios. The higher levels of delinquencies result in a higher cost of servicing, however, a portion of the higher cost is offset by the collection of late fees.

                                                              As of December 31,
                        -----------------------------------------------------------------------------------------------
                                     2004                           2003                             2002
                        ------------------------------ -------------------------------- -------------------------------
                           Number       Percentage        Number         Percentage        Number        Percentage
                             of        of Servicing         of          of Servicing         of         of Servicing
                           Loans         Portfolio        Loans          Portfolio         Loans          Portfolio
                        ------------- --------------   -------------  ---------------   -------------  --------------
Loans delinquent for:
   30-59 days                2,389            6.29%         3,366             6.62%          4,276              5.65%
   60-89 days                  693            1.82          1,018             2.00           1,021              1.35
   90 days and over          1,225            3.22          1,433             2.82             647              0.86
                        ------------- --------------   -------------  ---------------   -------------  --------------
   Total delinquencies       4,307           11.34%         5,817            11.44%          5,944              7.86%
                        ============= ==============   =============  ===============   =============  ==============
   Foreclosures                362            0.95%           438             0.86%            540              0.71%
                        ============= ==============   =============  ===============   =============  ==============

     The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced through Matrix Financial, including both fixed and adjustable rate loans, excluding loans subserviced for others, at various interest rates:

                                                                As of December 31,
                                   2004                                 2003                                2002
                    ----------------------------------- ------------------------------------ ----------------------------------
                                           Percentage                          Percentage                          Percentage
                     Number    Aggregate  of Aggregate   Number    Aggregate  of Aggregate   Number   Aggregate   of Aggregate
                       of      Principal   Principal       of      Principal    Principal      of     Principal    Principal
       Rate          Loans     Balance      Balance      Loans     Balance       Balance     Loans    Balance      Balance
       ----         --------  ----------  -----------  --------  -----------  ----------- ---------  -----------  -------------
                                                             (Dollars in thousands)
Less than 7.00%       14,228  $1,201,651       53.20%    17,240  $ 1,446,158      45.43%     23,345  $ 2,196,944      41.19%
 7.00%--7.99%          7,356     516,887       22.88     10,950      846,330      26.58      19,043    1,634,054      30.64
 8.00%--8.99%          5,915     238,491       10.56      8,492      390,254      12.26      13,424      724,053      13.57
 9.00%--9.99%          4,523     119,447        5.29      6,237      215,188       6.76       8,755      349,308       6.55
10.00% and over        5,936     182,364        8.07      7,936      285,606       8.97      11,080      429,268       8.05
                    --------  ----------  ----------   --------  -----------  ---------   ---------  -----------  ---------
  Total               37,958  $2,258,840      100.00%    50,855  $ 3,183,536     100.00%     75,647  $ 5,333,627     100.00%
                    ========  ==========  ==========   ========  ===========  =========   =========  ===========  =========

     Loan administration fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining contractual maturity of the mortgage loans serviced through Matrix Financial, excluding loans subserviced for others, as of the dates shown.

                                                               As of December 31,
               --------------------------------------------------------------------------------------------------------------------
                                2004                                   2003                                   2002
               --------------------------------------  -------------------------------------   ------------------------------------
                                            Percentage                              Percentage                           Percentage
               Number Percentage  Unpaid    Unpaid     Number Percentage Unpaid     Unpaid    Number Percentage Unpaid    Unpaid
               of      of Number  Principal Principal  of      of Number Principal  Principal  of    of Number  Principal Principal
    Maturity   Loans   of Loans   Amount    Amount     Loans   of Loans  Amount     Amount    Loans  of Loans   Amount    Amount
    ---------  ------- --------   --------- ---------  ------ ---------- ---------- --------  ------ --------- ---------- ---------
                                                                (Dollars in thousands)
 1-- 5 years   9,057   23.86%  $  123,858     5.48%   11,431    22.48%  $  190,283   5.98%     11,647   15.40% $  188,463     3.53%
 6--10 years   3,199    8.43       99,337     4.40     4,958     9.75      169,379   5.32       8,954   11.84     271,438     5.09
11--15 years   5,596   14.74      286,816    12.70     7,055    13.87      394,119  12.38      10,728   14.18     662,439    12.42
16--20 years   4,141   10.91      257,277    11.39     8,080    15.89      620,435  19.49      12,914   17.07   1,042,962    19.56
21--25 years   4,260   11.22      302,877    13.41     1,274     2.51       87,013   2.73       1,588    2.10     134,967     2.53
More than 25
  years       11,705   30.84    1,188,675    52.62    18,057    35.50    1,722,307  54.10      29,816   39.41   3,033,358    56.87
              ------- -------   ---------- --------   -------  -------   ---------- ------     ------ -------   --------- --------
  Total       37,958  100.00%  $2,258,840  100.00%    50,855   100.00%  $3,183,536 100.00%     75,647  100.00% $5,333,627   100.00%
              ======= =======   ========== =======    =======  =======   ========== ======     ====== =======  ========== ========

     Our servicing activity is diversified throughout all 50 states with concentrations in Texas, Missouri, California, New Mexico and Arizona of approximately 13.89%, 13.82%, 13.64%, 9.90% and 6.22%, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced at December 31, 2004.

     Acquisition of Servicing Rights. Prior to 2001, we acquired substantially all of our mortgage servicing rights in the secondary market. The industry expertise of Matrix Bancorp Trading and Matrix Financial allowed us to capitalize upon inefficiencies in this market when acquiring mortgage servicing rights. Prior to acquiring mortgage servicing rights, we analyze a wide range of characteristics of each portfolio considered for purchase. Due diligence is performed either by our employees or a designated independent contractor on a representative sample of the mortgages involved. The purchase price is based on the present value of the expected future cash flow, calculated by using a discount rate, loan prepayment, default rate and other assumptions that we consider to be appropriate to reflect the risk associated with the investment. In 2000 and through the sale of our production platform in February 2003, we retained a portion of the mortgage servicing rights generated from the origination platform. The decision on which servicing to retain or sell was based on factors including interest rate environment, secondary market pricing for the servicing, our capital levels and liquidity. As of December 31, 2004, in terms of unpaid principal amount, approximately $913.0 million of the underlying mortgage loans in our servicing portfolio were from loans originated and sold by Matrix Financial prior to the sale of the production platform, as discussed in "Item 1. Business--Discontinued Operations". Based on the fact that we have sold our production platform, and transferred our servicing to a subservicer, it is unlikely that we will acquire or add significantly to our servicing portfolio. To the extent that any additions to our servicing portfolio are done, the acquisitions are likely to be portfolios with characteristics of more seasoning, lower balances and higher escrows. Any future acquisitions will be based on availability of desired product, our capital levels, our current investment in mortgage servicing assets and the prevalent interest rate environment.

     Historically, our strategy with respect to mortgage servicing was to focus on acquiring servicing for which the underlying mortgage loans tended to be more seasoned and to have higher interest rates, lower principal balances and higher custodial escrow balances than newly originated mortgage loans. We believed this strategy allowed us to reduce our prepayment risk, while allowing us to capture relatively high custodial escrow balances in relation to the outstanding principal balance. During periods of declining interest rates, prepayments of mortgage loans usually increase as homeowners seek to refinance at lower interest rates, resulting in a decrease in the value of the servicing portfolio. Mortgage loans with higher interest rates and/or higher principal balances are more likely to result in prepayments because the cost savings to the borrower from refinancing can be significant. Due to the prevalent low interest rate environment, including 2004, the actual prepayment activity experienced has been greater than initially modeled when the servicing was either acquired or capitalized. Based on the high prepayment activity experienced, the servicing investment has not been profitable in the periods presented.

     The following table shows quarterly and annual average prepayment rate experience on the mortgage loans serviced by Matrix Financial, excluding loans subserviced by and for others:

                              For the Years Ended December 31,
                    -----------------------------------------------------
                         2004               2003              2002
                    ----------------   ----------------  ----------------
Quarter ended:
   December 31             23.6  %            30.3  %           31.0  %
   September 30            26.6               41.2              23.3
   June 30                 32.4               38.9              19.0
   March 31                27.4               31.3              21.6
                    ----------------   ----------------  ----------------
Annual average             27.5  %            35.4  %           23.7  %
                    ================   ================  ================

     Sales of Servicing Rights. Historically, we have sold a portion of our purchased mortgage servicing portfolios and sold a portion of the mortgage servicing rights on loans that we originated prior to the sale of the Platform as discussed in "Item 1. Business--Discontinued Operations", and as mentioned above. Sales generate cash at the time of sale but reduce future cash flow and servicing fee income. We did not have any sales of mortgage servicing rights during 2004 due to the prevailing market conditions. Prospectively, we may pursue strategic sales of segments of our portfolio if market conditions are favorable.

     In the ordinary course of selling mortgage servicing rights, consistent with industry standards, we make certain representations and warranties to purchasers of mortgage servicing rights. If a borrower defaults and there has been a breach of representations or warranties and we have no third party recourse, we may become liable for the unpaid principal and interest on defaulted loans. In such a case, we may be required to repurchase the mortgage loan and bear any subsequent loss on the loan. In connection with any purchases of mortgage servicing rights that we make, we also are exposed to liability to the extent that an originator or seller of the mortgage servicing rights is unable to honor its representations and warranties. Historically, we have not incurred material losses related to the sale of the servicing portfolio due to breaches of representations and warranties and we do not anticipate any future material losses due to breaches of representations and warranties; however, there can be no assurance that we will not experience such losses.

     Hedging of Servicing Rights. Our investment in mortgage servicing rights is exposed to potential impairment in certain interest rate environments. As previously discussed, the prepayment of mortgage loans increases during periods of declining interest rates as homeowners seek to refinance their loan to lower interest rates. If the level of prepayment or the estimated future prepayment activity on segments of our mortgage servicing portfolio reaches levels higher than we projected for an extended period of time, the associated basis in the mortgage servicing rights may be impaired. To mitigate a portion of this risk of impairment due to declining interest rates, through December 31, 2000, we initiated a hedging strategy that used a program of exchange-traded futures and options, and our hedging program qualified for hedge accounting treatment based on a high degree of statistical correlation and then current accounting guidance. With the required adoption of the Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2001, we did not attempt to qualify for hedge accounting treatment due to the requirements in the standard that are necessary to do so. Consistent with the program implemented in the fourth quarter of 2002, in 2003 we elected to reinstate our hedging program to mitigate a portion of our investment in mortgage servicing rights from further impairment, identical to the previously used program. The decision was based on the historically low interest rates, the continued weakening economy, the geopolitical environment and the impairment that we incurred to-date. During the second quarter of 2004, the Company made the decision to remove the hedge and did not reconstitute the hedging position throughout the remainder of 2004. The decision to remove the hedge was based on the underlying characteristics of the servicing portfolio, the fact that no new servicing was being added to our investment, the estimated value change in the underlying asset, and other considerations of the remaining asset liability mix of our balance sheet under different interest rate scenarios. We will continue to monitor the servicing investment for potential hedging opportunities.

     Our servicing portfolio is valued at least quarterly in accordance with the guidelines set forth in SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Under SFAS 140, we are required to record our investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. We stratify our mortgage servicing rights by product type and investor to reflect the predominant risks. To determine the fair value of this investment, we use a valuation model that calculates the present value of discounted future cash flows. In fiscal year 2004, we made no changes to the significant assumptions inherent in the valuation of the servicing portfolio. These significant assumptions are more fully described in Note 2 to the consolidated financial statements included elsewhere in this document.

     During 2002, based on a valuation model which incorporates among other things, prepayment speeds, we recorded provisions for impairment on our mortgage servicing rights totaling approximately $14.2 million. Prepayment speeds are highly impacted by changes in interest rates, as when interest rates decline there is a greater incentive for the homeowners to refinance their mortgages. In 2003, we recorded a net recovery of $2.9 million. During the quarter ended September 30, 2003, we recorded a direct write-down to the value of the servicing asset of $5.0 million as we determined the likelihood of the impairment recovery to be remote. During 2004, based on our servicing valuation model, we recorded a net recovery of $440 thousand. In addition, during 2004, we determined that it was remote that $2.6 million of previously recorded impairment would be recovered, and thus recorded an additional direct write-down to the value of the servicing asset for such amount. All of these impairment charges and recoveries are highly correlated to the changes in interest rates and resultant mortgage loan prepayment speeds that occurred during the periods. Our impairment reserve as of December 31, 2004 was $3.4 million. Further decreases in interest rates, or other factors that result in an increase in anticipated future prepayment speeds, may cause additional impairment charges in future years.

Brokerage, Consulting and Outsourcing Services

     Brokerage Services. We provide brokerage services through our subsidiaries, Matrix Bancorp Trading and First Matrix.

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

     We believe that the client relationships developed by Matrix Bancorp Trading through its national network of contacts with commercial banks, mortgage companies, savings associations and other institutional investors represent a significant competitive advantage and form the basis for Matrix Bancorp Trading's national market presence. These contacts also enable Matrix Bancorp Trading to identify prospective clients for our other subsidiaries and make referrals when appropriate. The overwhelming majority of the loan acquisitions completed by Matrix Bank are done through Matrix Bancorp Trading. See "Item 1. Business--Consulting and Analytic Services."

     The sale and transfer of mortgage servicing rights occurs in a market that is inefficient and often requires an intermediary to match buyers and sellers. Prices are unpublished and closely guarded by market participants, unlike most other major financial secondary markets. This lack of pricing information complicates an already difficult process of differentiating between servicing product types, evaluating regional, economic and socioeconomic trends and predicting the impact of interest rate movements. Due to its significant contacts, reputation and market penetration, Matrix Bancorp Trading has access to information on the availability of mortgage servicing portfolios, which helps it bring interested buyers and sellers together. Due to the consolidation that has taken place in the mortgage banking industry, as well as the continued low interest rate environment experienced in 2004 that depressed the value of servicing, the overall market, including the number of buyers and sellers of servicing, further compressed. Although higher in 2004, we have experienced continued low levels in both the portfolios brokered and the corresponding revenue. As interest rates increase, and the level of mortgage originations decrease, we would expect that the market for bulk servicing trades would increase. If that occurs, we believe we are well positioned to take advantage of the increased brokerage activity.

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

     We believe that the services offered by the analytics department of Matrix Bancorp Trading provide us with a competitive advantage in attracting and retaining clients because we are able to offer financial services companies and financial institutions a more complete package of services than our competitors. Because of our analytics capabilities, we are able to attract brokerage clients that we may not otherwise be able to attract. In addition, Matrix Bancorp Trading is able to refer clients to Matrix Bank for bulk loan acquisitions. The full range of services offered by Matrix Bancorp Trading and its affiliates further strengthens Matrix Bancorp Trading's client relationships.

     First Matrix Investment Services Corp. First Matrix is registered with the NASD as a fully disclosed broker-dealer, headquartered in Denver, Colorado. First Matrix primarily provides brokerage services through SBA pooling and structured finance transactions. Through the SBA groups in Memphis and Denver, First Matrix has diversified its client base and its product mix. First Matrix, acting as agent for Matrix Bank, purchases the guaranteed portion of SBA 7A loans from bank and non-bank lenders around the country. These loans are assembled and later pooled into SBA securities which are sold into the secondary market to institutional and sophisticated investors. This trading strategy enables Matrix Bank to earn attractive yields on high credit quality assets with reduced exposure to the traditional risks associated with investing in any commercial loan assets.

     Real Estate Management and Disposition Services. Prior to the sale of the majority interest in Matrix Asset Management Corporation as discussed in "Item
1. Business--Sale of Majority Interest in Matrix Asset Management Corporation", we provided real estate management and disposition services on foreclosed properties owned by financial services companies, mortgage companies and financial institutions across the United States, including Matrix Bank and Matrix Financial. After the sale of our majority interest, we retained the brokerage division, MTXC Realty. MTXC Realty provides real estate brokerage services to clients either in the Denver market or institutional clients that have foreclosed residential real estate in the Denver market, including the new company formed with the sale of our majority interest in Matrix Asset Management Corporation noted above. As of December 31, 2004, MTXC Realty had approximately 300 properties under listing.

     School Services. In addition to providing limited financing to charter schools as mentioned in "Lending Activities - Commercial and Other Lending," ABS, operating under the name The GEO Group, also provides a wide variety of outsourced business and consulting services to charter schools. The most basic services offered by ABS include fund accounting, cash management, budgeting, governmental reporting and payroll and accounts payable processing. Additionally, we consult with and offer programs to charter schools including facility and safety management, student enrollment reporting, technology, policy development and grant administration.

     ABS also provides administrative and instructional leadership to some charter schools by placing administrators on-site at the charter schools to take a hands-on approach and work with the schools with regard to curriculum development, special education and personnel management.

Self-Directed Trust and Custody Activities

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

     During 2002, Matrix Bank expanded the variety and depth of its trust services, primarily by partnering with Matrix Settlement & Clearance Services in providing trust and custodial services to over 50 nationally recognized third party administrators, broker-dealers and banks. Trust and custodial services range from accepting qualified retirement plan contributions, facilitating the trading and settlement of plan securities, making distributions to individual plan participants, to withholding state and federal taxes and producing annual tax forms. As discussed in "Item 1. Business--Sale of Interest in Matrix Settlement and Clearance Services, LLC," during the fourth quarter of 2004, we sold our interest in Matrix Settlement and Clearance Services, and have agreed, pending customary closing conditions, including receipt of applicable regulatory approvals and other necessary third party consents and approvals, to sell the assets of the trust operations of Matrix Bank, which we anticipate occurring prior to the end of 2005. The clearing and custody services provided by Matrix Settlement and Clearance Services and Matrix Bank generate deposits and trust and custodial fees for Matrix Bank. As part of the sale agreement, deposits continue to be maintained at Matrix Bank by the new company.

     At December 31, 2004, Sterling Trust had 40,690 accounts with assets under administration of approximately $2.9 billion, and the trust department of Matrix Bank had 19,538 accounts with assets under administration of approximately $15.3 billion.

Competition

     We compete nationally for bulk loan portfolios mainly with mortgage companies, savings associations, commercial banks and other institutional investors. We believe that we have competed successfully for the acquisition of bulk loan portfolios by relying on the advantages provided by our unique corporate structure and the secondary market expertise of our employees.

     We believe that Matrix Bank's most direct competition for deposits comes from other financial institutions. Institutional customers distinguish between market participants based both on price and the quality of service. We believe that we have the systems and processes in place to compete for and retain such relationships.

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

     In originating mortgage loans, Matrix Financial and Matrix Bank have historically competed mainly with other mortgage companies, finance companies, savings associations and commercial banks. Customers distinguish among market participants based primarily on price and, to a lesser extent, the quality of customer service and name recognition. With the sale of the Production Platform in 2003, we agreed with the Buyer not to compete in certain respects. We do not believe, however, that this stipulation has had any substantial impact on the ability of Matrix Bank to effectively serve its local market or customers. See "Item 1. Business--Discontinued Operations," for further details.

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

     MTXC Realty competes against other real estate brokerage companies in the local market. The affiliation with Matrix Asset Management, LLC provides market opportunities that other competitors do not have. See "Item 1. Business--Sale of Majority Interest in Matrix Asset Management Corporation," for further details.

     ABS competes with other outsourcing companies and educational management organizations, as well as schools that prefer to perform the services offered by ABS in-house.

Employees

     At December 31, 2004, the Company had 302 employees. We believe that our relations with our employees are good. The Company is not party to any collective bargaining agreement.

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

     Matrix Bancorp. We are a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act, as amended. As such, we are subject to OTS regulation, examination, supervision and reporting requirements. In addition, the OTS has enforcement authority over us and our savings association and non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of our subsidiary savings institution, Matrix Bank. In addition, Matrix Bank must notify the OTS at least 30 days before declaring any capital distribution to us.

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

     The Gramm-Leach-Bliley Act of 1999 (otherwise known as the "Financial Services Modernization Act") eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The law revised and expanded the Bank Holding Company Act to permit a bank holding company to engage in a full range of financial activities by electing to be treated by the Federal Reserve Board as a "Financial Holding Company." "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determined to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     The Financial Services Modernization Act prohibits unitary savings and loan holding companies formed after May 4, 1999 from engaging in non-financial activities. We are a grandfathered unitary savings and loan holding company. The Financial Services Modernization Act has not had a material adverse effect on our operations. However, the Financial Services Modernization Act permits banks, securities firms and insurance companies to affiliate. This has continued a trend in the financial services industry toward further consolidation. The Financial Services Modernization Act could result in an increasing amount of competition from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources. In addition, the Financial Services Modernization Act may have an anti-takeover effect because it may tend to limit our attractiveness as an acquisition candidate to other savings and loan holding companies and financial holding companies.

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

     The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002. The Sarbanes-Oxley Act of 2002 is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by Section 302(a) of Sarbanes-Oxley Act of 2002, the Company's Co-Chief Executive Officers and Chief Financial Officer are each required to certify that the Company's quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. We will be subject to further reporting and audit requirements with the year ending December 31, 2006 under the requirements of Sarbanes-Oxley. We have existing policies, procedures and systems designed to comply with these regulations, and are further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

     The Company maintains an Internet website located at www.matrixbancorp.com on which, among other things, the Company makes available, free of charge, various reports that it files with or furnishes to the Securities and Exchange Commission, including its Annual Report of Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The Company has also made available on its website its Audit, Compensation and Nominating Committee charters and corporate governance guidelines. These reports are made available as soon as reasonably practicable after these reports are filed with or furnished to the Securities and Exchange Commission.

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

     Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation. Matrix Bank is a member of the Savings Association Insurance Fund, which is administered by the FDIC. The deposits of Matrix Bank are insured, up to $100 thousand, per depositor by the FDIC. This insurance is backed by the full faith and credit of the United States. As insurer, the FDIC imposes deposit insurance assessments and is authorized to conduct examinations of and to require reporting by institutions insured by the FDIC. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the insurance fund. The FDIC also may initiate enforcement actions against savings associations and may terminate the deposit insurance if it determines that the institution has engaged or is engaging in unsafe or unsound practices, or is in an unsafe or unsound condition.

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

     Since January 1, 1997, the premium schedule for insured institutions in the Bank Insurance Fund and the Savings Association Insurance Fund has ranged from 0 to 27 basis points. However, Savings Association Insurance Fund and Bank Insurance Fund insured institutions are required to pay a Financing Corporation or "FICO" assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 2004, the FICO assessment for both Savings Association Insurance Fund and Bank Insurance Fund insured institutions was equal to 1.46 basis points for each $100 in domestic deposits maintained at the institution. These assessment, which will be revised based upon the level of Savings Association Insurance Fund and Bank Insurance Fund deposits, will continue until the bonds mature in the year 2019.

     Brokered Deposits. Under the FDIC regulations governing brokered deposits, well capitalized associations, such as Matrix Bank, are not subject to brokered deposit limitations, while adequately capitalized associations are subject to certain brokered deposit limitations and undercapitalized associations may not accept brokered deposits. At December 31, 2004, Matrix Bank had $247.9 million of brokered deposits. In the event Matrix Bank is not permitted to accept brokered deposits in the future, it would have to find replacement sources of funding. It is possible that such alternatives, if available, would result in a higher cost of funds.

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

     As of December 31, 2004, Matrix Bank was a "well capitalized" institution.

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

     The following table indicates Matrix Bank's regulatory capital ratios:

                                                                                As of December 31, 2004
                                                                         ------------------------------------
                                                                               Core            Risk-Based
                                                                              Capital           Capital
                                                                         ------------------ -----------------
                                                                                (Dollars in thousands)
    Shareholder's equity/GAAP capital                                    $     117,741      $     117,741
    Disallowed assets                                                           (2,539)            (2,539)
    Unrealized gain on available for sale securities                              (126)              (126)
    Additional capital items:
       General valuation allowances                                                  -              7,356
    Regulatory capital as reported to the OTS                                  115,076            122,432
    Minimum capital requirement as reported to the OTS                          72,796             75,456
                                                                         ------------------ -----------------
    Regulatory capital--excess                                           $      42,280      $      46,976
                                                                         ================== =================
    Capital ratios                                                                6.32%             12.98%
    Well capitalized requirement                                                  5.00%             10.00%

     FHLBank System. Matrix Bank is a member of the FHLBank system, which consists of 12 regional FHLBanks. The FHLBank provides a central credit facility primarily for member associations and administers the home financing credit function of savings associations. The FHLBank advances must be secured by specified types of collateral. The FHLBank funds its operations primarily from proceeds derived from the sale of consolidated obligations of the FHLBank system. Matrix Bank, as a member of the FHLBank system, must acquire and hold shares of capital stock in its regional FHLBank in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.3% of total assets, or 5% of its advances ("borrowings") from the FHLBank. Prior to relocating its domicile, Matrix Bank was a member of the FHLBank of Dallas. Effective March 25, 2002, Matrix Bank became a member of the FHLBank of Topeka. Matrix Bank was in compliance with the requirement discussed with an investment in FHLBank of Dallas and FHLBank of Topeka stock at December 31, 2004 totaling $33.5 million.

     Federal Reserve System. The Federal Reserve Board regulations require all depository institutions to maintain noninterest-earning reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 2004, Matrix Bank was in compliance with the Federal Reserve Board's reserve requirements. Savings associations, such as Matrix Bank, are authorized to borrow from the Federal Reserve Bank "discount window". Matrix Bank is deemed by the Federal Reserve to be generally sound and thus is eligible to obtain primary credit from its Federal Reserve Bank. Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee's federal funds target rate.

     Check Clearing for the 21st Century Act. This Act, which became effective in October 2003, gives the same legal weight to a digital image of a check as to the actual check. Matrix Bank is processing customer checks in compliance with the requirements of this Act.

     Mortgage Banking Operations. Our mortgage banking operations are conducted through Matrix Financial. The rules and regulations applicable to our mortgage banking operations establish underwriting guidelines that, among other things, include anti-discrimination provisions, require provisions for inspections, appraisals and credit reports on prospective borrowers and fix maximum loan amounts. Moreover, we are required annually to submit audited financial statements of Matrix Bank, the parent of Matrix Financial, to the HUD, Fannie Mae, Freddie Mac and Ginnie Mae, and each regulatory entity maintains its own financial guidelines for determining net worth and eligibility requirements. Our operations are also subject to examination by the HUD, Fannie Mae, Freddie Mac and Ginnie Mae at any time to assure compliance with the applicable regulations, policies and procedures. Mortgage loan origination activities are subject to, among other laws, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act of 1974, and the regulations promulgated under these laws that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Moreover, the OTS, as primary regulatory authority over Matrix Bank (the parent of Matrix Financial), examines our mortgage banking operations as well. See discussion of the sale of the production platform, which was the bulk of our mortgage banking operations as discussed in "Item 1. Business--Discontinued Operations."

     Regulation of Sterling Trust Company. Sterling Trust provides custodial services and directed, non-discretionary trustee services. Sterling Trust is chartered under the laws of the State of Texas, and as a Texas trust company is subject to supervision, regulation and examination by the Texas Department of Banking. Under applicable law, a Texas trust company, such as Sterling Trust, is subject to virtually all provisions of the Texas Banking Act as if the trust company were a state chartered bank. The activities of a Texas trust company are limited by applicable law generally to acting as a trustee, executor, administrator, guardian or agent for the performance of any lawful act, and to lend and accumulate money when authorized under applicable law. In addition, a Texas trust company with capital of $1.0 million or more, such as Sterling Trust, has the power to:

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

     Limitation on Capital Distributions. The Texas Finance Code prohibits a Texas trust company from reducing its outstanding capital and certified surplus through redemption or other capital distribution without the prior written approval of the Texas Banking Commissioner. Moreover, Sterling Trust did not pay cash dividends in 2004 and anticipates that it will not pay cash dividends during 2005.

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

     Capital Requirements. Applicable law generally requires a Texas trust company to have and maintain minimum restricted capital of at least $1 million. Sterling Trust was in compliance with the requirement at December 31, 2004.

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

     Regulation of First Matrix Investment Services Corp. First Matrix is a registered broker-dealer subsidiary that is subject to the Securities and Exchange Commission's net capital rule, Rule 15c3-1, promulgated under the Securities Exchange Act of 1934. The net capital rule is designed to measure the general financial condition and liquidity of a broker-dealer. Net capital generally is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the Securities and Exchange Commission and suspension or expulsion by the NASD, and could ultimately lead to the firm's liquidation. The net capital rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. At December 31, 2004, First Matrix was in compliance with these requirements with net capital of $1.1 million, which was approximately $1.0 million in excess of its required net capital of $30 thousand.

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

Item 2.  Properties

     We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms. The following table sets forth certain information concerning the real estate that we own or lease:



                                                                                                              Monthly Rent
                                                                                                              or Mortgage
      Location           Square Feet/Acres             Owned/Leased                      Occupant             Payment
----------------------   ------------------  ----------------------------------  -------------------------    ---------------
Denver, CO           (1)        182,623      Owned                               Matrix Bancorp and
                                                                                 various of its subsidiaries          N/A
Phoenix, AZ          (2)         62,771      Leased through February 28, 2007    Matrix Financial and ABS     $    62,771
Phoenix, AZ                      17,421      Leased through August 31, 2007      Matrix Financial             $     8,365
Scottsdale, AZ                      300      Leased through January 1, 2005      Matrix Bank                  $       950
Highlands Ranch, CO                  18      Leased through June 30, 2005        Matrix Bancorp               $     2,400
Las Cruces, NM                    1,576      Leased through April 30, 2005       Matrix Bank                  $     1,708
Waco, TX                         11,294      Leased through June 30, 2006        Sterling Trust               $    13,553
Waco, TX                            928      Leased through January 31, 2005     Sterling Trust               $     1,021
Waco, TX                          1,204      Leased through December 31, 2006    Sterling Trust               $     1,385
Memphis, TN                       3,305      Leased through September 7, 2006    First Matrix and Matrix
                                                                                 Bancorp Trading              $     5,731
Houston, TX                      71,437      Owned                               ABS                                  N/A
Mesa, AZ                    6.729 Acres      Owned                               ABS                                  N/A
Mesa, AZ                          7,616      Owned                               ABS                                  N/A
Springerville, AZ                12,904      Owned                               ABS                                  N/A
Lakeland, FL                      8,521      Owned                               ABS                                  N/A
St. Louis, MO                     6,144      Leased through June 30, 2012        ABS                          $    12,500
St. Louis, MO                     5,500      Owned                               ABS                                  N/A
St. Louis, MO                    42,000      Owned                               ABS                                  N/A
Flower Mound, TX                 27,000      Owned                               ABS                                  N/A
Flower Mound, TX           29.162 Acres      Owned                               ABS                                  N/A
------------------

          (1)  Of this 182,623  square feet,  approximately  55,754 square feet are leased to the Company and certain of its  subsidiaries.  Substantially  all of the remaining space is rented to unaffiliated  third parties at market prices.
          (2)  Of this 62,771  square fee,  approximately  29,722  square feet are leased to Matrix  Financial  and ABS.
               Substantially  all of the  remaining  space is  subleased  to the buyer of the  production  platform,  an unaffiliated third party. See "Item 1. Business--Discontinued Operations."

Item 3.  Legal Proceedings

     General. We are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. We accrue for contingent liabilities with respect to litigation matters in accordance with the requirements of SFAS No. 5, "Accounting for Contingencies", which generally requires the Company to accrue a loss for a litigation matter involving a contingent liability if the loss is probable and the amount of the loss is reasonably estimable. In order to determine whether the two conditions necessary for accrual are met, management necessarily makes a number of judgments and assumptions. Because the outcome of most litigation matters is inherently uncertain, the Company will generally only accrue a loss for a pending litigation matter if, for example, the parties to the matter have entered into definitive settlement agreements or a final judgment adverse to the Company has been entered.

     In many cases, these settlements or final judgments are not material to the consolidated financial position, results of operations or cash flows of the Company. Nevertheless, an adverse decision in certain matters, as described below, may have a material, adverse impact on our consolidated financial position, results of operations or cash flows.

     Matrix Bancorp. Matrix Bancorp, The Vintage Group, Inc., Vintage Delaware Holdings, Inc., Matrix Bank, and Guy A. Gibson, a former director of Matrix Bancorp, Richard V. Schmitz, currently Co-Chief Executive Officer and Chairman of the Board of Matrix Bancorp, and D. Mark Spencer, currently the President, Co-Chief Executive Officer and a director of Matrix Bancorp, have been named defendants in an action filed in November 2000 styled Roderick Adderley, et al.
v. Guy A. Gibson, et al. pending in the District Court of Tarrant County, Texas, seeking to impose joint and several liability on these defendants for the judgment against Sterling Trust in Roderick Adderley, et al. v. Advance Financial Services, Inc., et al. ("Adderley I") See "--Sterling Trust" below. The plaintiffs have asserted various theories of liability, including control person theories of liability under the Texas Securities Act and fraudulent transfer theories of liability. The defendants believe they have adequate defenses and intend to vigorously defend this action. The parties have agreed to abate the action pending the outcome of Adderley I. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

     Matrix Bancorp, Matrix Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. have also been named as defendants in the Munoz matter described below. See "--Sterling Trust."

     Matrix Bank. A former customer of Matrix Bank is a debtor in a Chapter 11 proceeding under the Bankruptcy Code styled In re Apponline.com, Inc. and Island Mortgage Network, Inc. pending in the United States Bankruptcy Court for the Eastern District of New York. Prior to the bankruptcy filing, Matrix Bank had provided the customer, Island Mortgage Network, Inc., with a purchase/repurchase facility under which Matrix Bank purchased residential mortgage loans, with Island Mortgage having the right or obligation to repurchase such mortgage loans within a specified period of time. Matrix Bank has initiated an adversary claim in the Bankruptcy Court against the State Bank of Long Island ("State Bank") seeking to recover losses sustained by Matrix Bank as a result of the fraud perpetrated by Island Mortgage. State Bank, among other things, was the depository bank for Island Mortgage. Matrix Bank also believes that any loss sustained as a result of its dealings with Island Mortgage are insured. Matrix Bank cannot accurately assess at this time whether and to what extent it will receive compensation from any source for losses incurred as a result of its relationship with Island Mortgage. In addition, the Trustee for Island Mortgage initiated an avoidable preference action against Matrix Bank relating to approximately $6.1 million that was returned to Matrix Bank in connection with mortgage loans slated to be purchased by Matrix Bank but which never closed and funded. During the fourth quarter of 2004, Matrix Bank reached an agreement with the estate of Island for approximately $3.6 million to settle all of the claims of the Trustee relating to this matter, which is included in other liabilities at December 31, 2004. The settlement was paid in January 2005. This matter, with regard to the Trustee of Island Mortgage, is now closed.

     Sterling Trust. Sterling Trust has been named a defendant in an action filed July 1999 styled Roderick Adderley, et al. v. Advanced Financial Services, Inc., et al. that was tried in Tarrant County, Texas district court in the spring of 2000. The jury returned a verdict adverse to Sterling Trust with respect to two of 12 theories of liability posed by the plaintiffs, and the court has signed a judgment for certain of the plaintiffs in the amount of approximately $6.4 million, plus post-judgment interest and conditional attorneys' fees for the plaintiffs in connection with any appeals. Sterling Trust appealed the judgment to the Court of Appeals for the Second District of Texas (Fort Worth). On July 31, 2003, the Court of Appeals affirmed and reversed in part the jury verdict. The Court of Appeals affirmed the jury's award for actual damages of approximately $6.2 million, plus post-judgment interest and conditional attorneys' fees for the appeals (currently estimated to be approximately $3.6 million), but denied the punitive award of approximately $250 thousand. Sterling Trust appealed to the Supreme Court of Texas, and the Supreme Court of Texas has agreed to hear the appeal. Oral arguments were held before the Supreme Court of Texas on September 29, 2004, and the case is awaiting a decision from the Court. Notwithstanding the fact that the Supreme Court of Texas has taken this appeal by Sterling Trust, no assurances can be given that the appeal will be successful or that the Supreme Court of Texas will render an opinion favorable to Sterling Trust. Despite the fact that a final judgment from the trial court and the intermediate appellate court has been entered against Sterling in this matter, management has determined that the loss in this matter is not probable within FAS 5; accordingly, no accrual for loss with respect to this matter has been recorded in the consolidated financial statements. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

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

     Sterling Trust, Matrix Bancorp, Matrix Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. have been named a defendant in an action filed in December 2001 styled Heraclio A. Munoz, et al. v. Sterling Trust Company, et. al. that is pending in Superior Court of the State of California. The complaint seeks class action status, requests unspecified damages and alleges negligent misrepresentation, breach of fiduciary duty and breach of written contract on the part of Sterling Trust. In November 2004, the Court certified two classes, one consisting of California plaintiffs alleging breach of fiduciary duty and second class consisting of plaintiffs nationwide alleging breach of contract. The Company believes it has meritorious defenses and is defending the matter vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

     Matrix Financial. Matrix Financial has been named as a defendant in an arbitration action filed on September 17, 2003 with the American Arbitration
Association styled Veteran Home Loans, Inc. v. Matrix Financial Services Corporation. The complaint alleges that Matrix Financial underpaid Veteran Home Loans for services provided to Matrix Financial by Veteran Home Loans in connection with its assistance in originating mortgage loans, and seeks general damages for breach of contract. In February 2005, we agreed to settle this matter. In consideration of a payment of $85 thousand by Matrix Financial, the parties exchanged mutual releases and dismissed the arbitration. This matter is now closed.

     Matrix Financial was named in March 2004 as a defendant in a putative class action lawsuit styled Monica Thigpen v. Matrix Financial Services Corporation filed in the United States Bankruptcy Court for the Southern District of Alabama. The plaintiff claims that Matrix Financial filed an improper and false affidavit in connection with plaintiff's Chapter 13 bankruptcy proceeding because the signature page of the affidavit was executed separate and apart from the other pages, and has asked the Court to award the plaintiff actual damages, punitive damages, injunctive relief, attorney's fees and other relief as may be appropriate. Discovery is on-going. Matrix Financial believes it has meritorious defenses and intends to defend this action vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this point.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

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


                                                          Market Price
                                                  ----------------------------
        Quarter Ended:                                 High            Low
                                                  ------------    ------------
             December 31, 2004                    $     13.00     $     11.52
             September 30, 2004                         13.91            9.95
             June 30, 2004                              12.49           10.75
             March 31, 2004                             11.70            8.91

             December 31, 2003                    $      9.32     $      8.01
             September 30, 2003                         10.35            8.79
             June 30, 2003                              10.24            8.60
             March 31, 2003                              9.59            8.00

     On March 10, 2005, the closing price of our common stock was $12.61 per share. Also, as of that date, the approximate number of holders of record of our common stock was 35. This number does not include beneficial owners who hold their shares in a depository trust in "street" name.

     In May 2000, we announced the adoption of a Common Stock Repurchase Program under which we were authorized to repurchase up to $3.0 million of our common stock. In June 2002, the Board of Directors of the Company authorized the repurchase of up to an additional $2.5 million of common stock, bringing the total authorization to-date under the repurchase program to $5.5 million of common stock. Under the program, we have repurchased a total of 389,560 shares through December 31, 2004, for a total purchase price of approximately $3.2 million. Prior to acquiring any additional stock, we would announce our intention to do so. No executive officer or director participated in this repurchase. Our ability to repurchase stock is further limited due to various provisions in Matrix Bancorp's debt instruments, the most restrictive of which is our bank stock loan. Although we have no present plans to do so, we may seek in the future authorization from the Board of Directors of Matrix Bancorp to repurchase additional shares of our Common Stock under the Common Stock Repurchase Program. Any such additional authorization will be consistent with the restrictions and limitations under our debt covenants, including those of the bank stock loan described above.

     We have not paid any dividends on our equity for the last three fiscal years. Any future determination as to dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors the Board of Directors may deem relevant. Our ability to pay dividends is restricted by the same provisions that restrict our ability to repurchase our stock, as described in the immediately preceding paragraph. Additionally, Matrix Bancorp is prohibited from paying dividends on its common stock if the scheduled payments on our junior subordinated debentures and trust preferred securities have not been made. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Notes 13 and 14 to the consolidated financial statements included elsewhere in this document. The ability of Sterling Trust, First Matrix and Matrix Bank to pay dividends to Matrix Bancorp may be restricted due to certain regulatory requirements. See "Item 1. Business--Regulation and Supervision."

     The following table provides information as of December 31, 2004 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance. For further information, see Note 18 to the consolidated financial statements.

                                               Number of securities                              Number of securities remaining
                                                to be issued upon        Weighted average      available for future issuance under
                                             exercise of outstanding     exercise price of         equity compensation plans
                                              options, warrants and     outstanding options,   (excluding securities reflected in
             Plan Category                           rights             warrants and rights                 column (a))
----------------------------------------------------------------------------------------------------------------------------------
                                                      (a)                     (b)                                (c)
Equity  compensation  plans approved by
security holders                         (1)        440,550                $ 10.94                             469,910
                                            =====================================================================================

     (1) Column (a) includes the options  granted under the 1996 Stock Option Plan,  which amended and restated the Company's
Stock Option Plan adopted in 1995. Column (a) does not include  outstanding  options under the Company's Amended and Restated
Employee Stock  Purchase Plan (the "ESPP"),  which has a shareholder  approved  reserve of 250,000 shares that is included in column  (c).  Under the ESPP,  each  eligible  employee  may  purchase a limited  number of shares of common  stock at annual intervals each year at a purchase  price per share equal to 85% of the fair market value of the Company's  common stock as of either the beginning or ending date of the annual purchase period.  Due to recent  accounting  pronouncements,  participation under the ESPP has been suspended for the 2005 calendar year.

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

     Information presented in this table is from continuing operations, which excludes the financial results of the wholesale production platform for all of the years presented. The platform was sold in 2003 as discussed in "Item 1. Business - Discontinued Operations." The results from continuing operations include, however, the operations of Matrix Asset Management Corporation in which our majority interest was sold in 2004 as discussed in "Item 1. Business - Sale of Majority Interest in Matrix Asset Management Corporation", and the equity earnings generated by our joint venture investment in Matrix Settlement and Clearance Services, LLC in which our interest was sold in 2004 as discussed in "Item 1. Business - Sale of Interest in Matrix Settlement and Clearance
Services, LLC". The results from continuing operations as reflected herein are not necessarily reflective of the financial results that might have occurred had the disposition of the platform had actually been completed on the indicated date, and are not indicative of any future results.

                                                                                 As of and for the
                                                                              Year Ended December 31,
                                               ----------------------------------------------------------------------------------
                                                  2004             2003              2002             2001              2000
                                               ------------    -------------     -------------    --------------     ------------
                                                                (Dollars in thousands, except per share data)
Statement of Operations Data
Net interest income before provision for
 loan and valuation losses                   $     42,627    $       41,708    $      42,710    $        30,183    $      28,552
Provision for loan and valuation losses             3,269             3,641            2,821              2,980            3,840
                                               ------------    -------------     ------------     --------------     ------------
Net interest income after provision for
 loan and valuation losses                         39,358            38,067           39,889             27,203           24,712
                                               ------------    -------------     ------------     --------------     ------------
Noninterest income:
 Loan administration                               15,253            21,668           27,359             28,273           23,850
 Brokerage                                         10,629            10,873            8,105              4,815            8,119
 Trust services                                     7,853             6,781            5,345              4,036            4,923
 Real estate disposition services                   7,786             6,624            4,153              2,572            3,677
 Gain on sale of loans and securities               6,618            14,267            5,480              4,163              982
 Gain on sale of assets                            31,767                 -                -              3,425                -
 Gain on sale of mortgage servicing rights, net         -                 -              675                167            2,634
 School services                                    2,871             2,420            4,616              5,427            4,240
 Other                                              5,650             6,696            6,201              5,509            4,536
                                               ------------    -------------     ------------     --------------     ------------
    Total noninterest income                       88,427            69,329           61,934             58,387           52,961
Noninterest expense                                95,666           110,968          118,848             85,585           67,635
                                               ------------    -------------     ------------     --------------     ------------
Income (loss) from continuing operations
 before income taxes                               32,119           (3,572)         (17,025)                  5           10,038
Income tax expense (benefit)                       10,359           (2,575)          (7,756)               (887)           3,632
                                               ------------    -------------     ------------     --------------     ------------
Income (loss) from continuing operations     $     21,760    $        (997)    $     (9,269)    $           892    $       6,406
                                               ============    =============     ============     ==============     ============
Income (loss) from continuing operations
 per share assuming dilution(1)              $       3.28    $       (0.15)    $      (1.43)    $          0.14    $        0.95
Weighted average common shares assuming
 dilution                                       6,630,006         6,539,195        6,462,272          6,560,454        6,748,857

Balance Sheet Data
Total assets                                 $  1,888,860    $    1,723,924    $   1,701,405    $     1,646,940    $   1,418,773
Securities                                        316,367           152,508           29,073              6,963           66,616
Total loans, net                                1,369,539         1,344,256        1,393,810          1,340,700        1,095,045
Mortgage servicing rights, net                     26,574            39,744           63,200             78,712           71,529
Deposits(2)                                     1,119,159           974,059          933,957            866,235          602,669
Custodial escrow balances                          51,598            85,466          151,790            129,665           77,647
FHLBank borrowings                                506,118           458,204          385,785            303,361          519,433
Other borrowings                                   93,408           114,495          125,903            222,032          124,503
Total shareholders' equity                         92,315            69,684           66,936             71,312           64,023

Operating Ratios and Other Selected Data
Return from continuing operations on
 average total assets(3)                             1.22%           (0.06)%          (0.57)%              0.56%            0.49%
Return from continuing operations on
 average equity(3)                                  28.45            (1.45)          (13.07)               1.34            10.22
Average equity to average total assets(3)            4.30             4.14             4.35                4.18             4.75
Net interest margin(3)(4)                            2.68             2.88             3.06                2.14             2.41
Operating efficiency ratio(5)                       61.05            73.33            76.88               71.95            70.89
Total amount of loans purchased for sale     $  1,738,181     $  1,636,986      $ 1,127,632    $         97,486    $     204,922
Balance of owned servicing portfolio
 (end of period)                                2,258,840        3,183,536        5,333,627           5,656,365        5,517,963
Trust assets under administration
 (end of period)                               18,195,726       13,280,435        7,876,329           6,017,085        3,847,038

Ratios of Earnings to Fixed Charges(6)
Including interest on deposits                     1.99x             0.89x            0.60x              1.00x            1.15x
Excluding interest on deposits                     2.49x             0.82x            0.18x              0.99x            1.23x

Loan Performance Ratios and Data
Allowance for loan and valuation losses      $     11,172    $       9,789    $       9,343    $          9,338    $       8,581
Nonperforming loans(7)                             31,345           31,450           30,818              37,251           28,516
Nonperforming loans/total loans(7)                   2.27%            2.32%            2.20%               2.76%            2.54%
Nonperforming assets/total assets(7)                 1.82             2.32             2.30                2.77             2.20
Net loan charge-offs/average loans(3)                0.14             0.23             0.21                0.17             0.18
Allowance for loan and valuation losses/
  total loans                                        0.81             0.72             0.67                0.69             0.76
Allowance for loan and valuation losses/
  nonperforming loans                               35.64            31.13            30.32               25.07            30.09
----------

(1)  Net income (loss) per common share assuming  dilution is based on the weighted  average  number of common shares  outstanding during each period and the dilutive effect,  if any, of stock options and warrants  outstanding.  There are no other dilutive securities.
(2)  At December 31, 2004, 2003, 2002, 2001 and 2000, the total balance of brokered  deposits was $247.9 million,  $104.6 million,
     $327.3 million, $303.0 million, and $203.6 million, respectively.
(3)  Calculations are based on average daily balances where available and monthly averages otherwise.
(4)  Net interest margin has been calculated by dividing net interest income from continuing  operations before loan and valuation loss provision by average interest-earning assets.
(5)  The operating  efficiency ratio has been calculated by dividing  noninterest  expense from continuing  operations,  excluding amortization of mortgage servicing rights, by operating income from continuing  operations.  Operating income from continuing operations is equal to net interest income before provision for loan and valuation losses plus noninterest income.
(6)  For purposes of calculating the ratio of earnings to fixed charges,  earnings  consist of income from  continuing  operations before taxes plus interest and rent expense. Fixed charges consist of interest and rent expense.
(7)  See  "Management's   Discussion  and  Analysis  of  Financial  Condition  and  Results  of  Operations--Asset  and  Liability
     Management--Nonperforming Assets" for a discussion of the level of nonperforming loans.

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

Overview

     The primary source of the Company's net revenue is net interest income, which is the difference between interest income earned on loans and investments, and interest expense paid on deposits and borrowed money. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest earning assets and the mix of interest bearing and non-interest bearing deposits and borrowings. The Company manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest rate risk monitoring and management policies and practices. In addition, the Company generates revenue through fee-based services. Many of these services provide deposits for, or have other synergies with, the core banking operations.

     During 2004, the Company sold our interest in our clearing operation joint venture, as discussed in Item 1. "Business - Sale of Interest in Matrix Settlement and Clearance Services, LLC." We sold the platform under negotiated terms to our former joint venture partner who intends to grow the overall services provided by Matrix Settlement and Clearance Services.

     During 2004, the Company sold its majority interest in our real estate management and disposition services subsidiary, as discussed in Item 1. "Business - Sale of Majority Interest in Matrix Asset Management Corporation." We sold our majority interest because we were concerned that, over an extended period of time, we would be unable to compete in the industry against large real estate title companies who could include the service as part of their total bundled service package.

     During 2003, the Company sold its wholesale loan origination production platform (as discussed in "Item 1. Business - Discontinued Operations.") We sold the Platform because we were concerned that, over an extended period of time, we would find it difficult to compete in the highly competitive, lower margin mortgage origination industry, and believe that the synergies provided to our core operations from this line of business were no longer beneficial from an operational risk standpoint. The Company was able to successfully reinvest the liquidity generated by the sale of the production platform without a substantial negative impact on net interest income.

     During  2004,  we  moved  our   servicing   investment  to  a  third  party
subservicer. The decision to move the servicing investment was made to lower the overall servicing costs.

     In 2004, the company maintained a positive net interest gap, which means that our assets are expected to re-price quicker than our liabilities as interest rates change over time. See a detailed discussion of our strategies to manage our risk in "Item 7. - Asset and Liability Management" which follows. The continuing low interest rate environment in 2004 caused continued compression of our net interest margin during much of the year. The five 25 basis point increases in short term interest rates by the Federal Reserve beginning in June has caused a flattening of the yield curve. During the same period the longer end of the curve as measured by 30-year fixed rate mortgages has fallen. As a result, we have again experienced a significant amount of amortization expense on our mortgage servicing rights. The mortgage servicing rights are amortized based on the expected pattern and life of related servicing revenues and our investment is also evaluated quarterly for impairment. Should the long end of the interest rate curve maintain its current low level, there is a high probability that our mortgage servicing rights will continue to amortize rapidly as borrowers continue to refinance their mortgage loans elsewhere. If longer-term interest rates increase as we expect in 2005, there should be reduced refinance activity in mortgage loans and thus reduced mortgage servicing amortization and possibly a recovery of our recorded impairment. Also, as many of the assets owned by the Company are variable rate, increases in longer-term rates, will have a positive impact on our net interest margin. Conversely, if interest rates generally decrease from current levels, levels of amortization and impairments could be significant and net interest margin could be compressed further.

     Certain of our fee based business, including the acquisition, brokerage and sale of SBA loans and loan pools, continue to be a strong point in our operations, and in positively impacting our core banking operations. Growth in core deposits continued in 2004, primarily driven by deposits generated by subsidiaries of the Company for Matrix Bank. We will focus on these businesses and our core banking operations in 2005 and beyond.

     The following portions of the Management's Discussion and Analysis focus in more detail on the results of operations for 2004, 2003 and 2002 and on information about the Company's balance sheet, credit quality, liquidity and funding resources, capital, critical accounting estimates and other matters.

General

     Matrix Bancorp was formed in June 1993 when the founding shareholders of Matrix Financial and United Financial, now known as Matrix Bancorp Trading, two of our subsidiaries, exchanged all of their outstanding capital stock for shares of our stock in a series of transactions that were each accounted for as a pooling of interests. In September 1993, we acquired Dona Ana Savings and Loan Association, FSB, which was subsequently renamed Matrix Capital Bank. The acquisition was accounted for using the purchase method of accounting. We formed Matrix Asset Management Corporation, formerly United Special Services, in June 1995 and Matrix Bancorp Trading, formerly Matrix Capital Markets and United Capital Markets, in December 1996. In February 1997, we acquired The Vintage Group (whose primary subsidiary is Sterling Trust) in a pooling of interests and, accordingly, no goodwill was recorded and our consolidated financial statements for the prior periods were restated. Additionally, we acquired ABS in March 1999. The acquisition was accounted for using the purchase method of accounting. We entered into our joint venture, Matrix Settlement and Clearance Services, in September of 1999. On August 1, 2000, we sold the stock of United Capital Markets to one of the officers of that company. On August 1, 2000, Matrix Financial, our mortgage banking operation, became an operating subsidiary of Matrix Bank. On October 31, 2001, First Matrix, our broker-dealer operation, became an operating subsidiary of Matrix Bancorp Trading. On September 10, 2004, we sold our majority interest in Matrix Asset Management Corporation, but continued operations of its realty division as MTXC Realty Corp., and on December 1, 2004, we sold our membership interest in Matrix Settlement and Clearance Services.

     The principal components of our revenues consist of:

     o net interest income recorded by Matrix Bank, Matrix Financial and ABS School Services;
     o brokerage and consulting fees generated by Matrix Bancorp Trading and First Matrix;
     o gains on sales of mortgage loans generated by Matrix Bank and Matrix Financial;
     o    gains on sales of multifamily and SBA loans and pools at Matrix Bank;
     o    loan administration fees generated by Matrix Financial;
     o    trust service fees generated by Sterling Trust and Matrix Bank;
     o services fees generated by MTXC Realty and our equity earnings under equity method accounting of our minority interest in Matrix Asset Management, LLC; and
     o    school service fees generated by ABS.

     In 2004, included in our revenues were gains on the sale of the Matrix Bank branches as discussed in Item 1. "Business - Sale of Matrix Capital Bank Branches, gains on the sale of substantially all of the assets of Matrix Asset Management Corporation as discussed in Item 1. "Business - Sale of Majority Interest in Matrix Asset Management Corporation, and gains on the sale of our 45% interest in Matrix Settlement and Clearance Services, LLC as discussed in
Item 1. "Business - Sale of Interest in Matrix Settlement and Clearance Services, LLC." These gains totaled $31.8 million. Similar gains are not expected to be as significant source of income prospectively.

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

Discontinued Operations - Sale of Wholesale Production Platform

     On September 2, 2003, we announced the final closing, and substantial completion of the sale by Matrix Financial of substantially all of its assets associated with its wholesale mortgage origination platform. See "Item 1. Business--Discontinued Operations" for a more detailed discussion. We agreed to sell the Platform because we were concerned that, over an extended period of time, we would find it difficult to compete in the highly competitive mortgage origination industry that generally operates on high volume and low margins. Based on the size of our wholesale production platform, we were required to commit a significant percentage of our capital to a line of business that is fairly cyclical and the earnings were difficult for us to predict. The sale of the platform has allowed us to reduce our operational risks and the costs associated with the platform. We were successful in reinvesting the liquidity created from the sale into predominately adjustable rate loans, SBA loans and high quality mortgage-backed securities, thereby reducing the financial impact of being underinvested due to the sale of the production platform.

     The operations of the production platform, which reflect income from discontinued operations, net of tax effect, of approximately $140 thousand, $3.3 million, and $5.3 million for the years ended December 31, 2004, 2003 and 2002, respectively, are reported as discontinued operations in the consolidated financial statements, and will be presented as such in future releases and filings, and as such are not included in the discussion of results from continuing operations below. It should be noted the discontinued operations are based upon the Company's historical results from operations of the production platform, adjusted to reflect the impact of the sale of the production platform. Because there was an opportunity cost of owning the production platform, the historical results are not necessarily indicative of the results that might have occurred if the disposition had actually been completed on the indicated date, and are not indicative of any future results.

     The operations of Matrix Asset Management Corporation and our investment in Matrix Settlement and Clearance Services, LLC are reflected in continuing operations and will be reflected as such in future releases and filings.

Comparison of Results of Operations for Fiscal Years 2004 and 2003

     Income (loss) from Continuing Operations. Income of $21.8 million for the fiscal year 2004 was recognized, an improvement of $22.8 million to the loss of $(1.0) million for fiscal year 2003. Income (loss) per share from continuing operations was $3.34 per basic share and $3.28 per diluted share for the fiscal year 2004, as compared to $(0.15) per basic and diluted share for the fiscal year 2003. Our 2004 income before taxes includes gains recognized on the sale of the retail branches of Matrix Bank in Sun City, Arizona and Las Cruces, New Mexico of approximately $10.0 million, gain on the sale of our majority interest in Matrix Asset Management Corporation of $13.5 million and gain on the sale of our interest in Matrix Settlement and Clearance Services, LLC of approximately $8.3 million. Offsetting a portion of these gains was a charge of approximately $3.0 million to settle a bankruptcy preference claim, which is further discussed in "Item 3. Legal Proceedings", and a charge of approximately $1.4 million in connection with the transfer of our servicing platform to a third party subservicer, as discussed more fully in "Item 1. Business--The Subsidiaries:
Matrix Financial Services Corporation". Our loss in 2003 was primarily caused by $32.5 million of amortization of our mortgage servicing asset due to an increase in the prepayment speeds on the loans underlying the mortgage servicing asset caused by the historical low interest rate environment.

     Net Interest Income. Net interest income before provision for loan and valuation losses increased $920 thousand to $42.6 million for fiscal year 2004 as compared to $41.7 million for fiscal year 2003. Our net interest margin, however, decreased 20 basis points to 2.68% for the year ended December 31, 2004 from 2.88% for the year ended December 31, 2003, and interest rate spread decreased to 2.46% for the year ended December 31, 2004 from 2.57% for the year ended December 31, 2003. The decrease in net interest margin and the interest rate spread is due to a combination of a 40 basis point decrease in the average rate earned on average interest-earning assets to 4.68% for the year ended December 31, 2004 as compared to 5.08% for the year ended December 31, 2003, while the average balance of interest earning assets increased to $1.59 billion for the year ended December 31, 2004 as compared to $1.45 billion for the year ended December 31, 2003, reducing the impact of the reduction in rates. The effects of the decrease in rates on interest-earning assets was also offset partially by a decrease in the cost of our interest-bearing liabilities of 29 basis points to 2.22% for the year ended December 31, 2004 as compared to 2.51% for the year ended December 31, 2003, however, our average interest-bearing liabilities increased to $1.43 billion for December 31, 2004 as compared to $1.27 billion for December 31, 2003. Both the decrease in the rate earned on our average interest-earning assets, and the decrease in the cost of our average interest-bearing liabilities is driven by continued low levels of market interest rates. The yield earned on our interest earning assets is further impacted by our focus on the acquisition of adjustable rates loans. For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

     Provision for Loan and Valuation Losses. The provision for loan and valuation losses decreased $370 thousand, or 10.2%, to $3.3 million for fiscal year 2004 as compared to $3.6 million for fiscal year 2003. This decrease was attributable to the procedures followed at Matrix Bank and Matrix Financial in the determination of prudently conservative loan valuation balances. The decrease is consistent with the decline in nonperforming assets that occurred at both entities. For a discussion of the components of the allowance for loan losses, see "Asset and Liability Management--Analysis of Allowance for Loan and Valuation Losses." For a discussion on the allowance as it relates to nonperforming assets, see "Asset and Liability Management--Nonperforming Assets."

     Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $6.4 million to $15.3 million for fiscal year 2004 as compared to $21.7 million for fiscal year 2003. Loan service fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio decreased to an average balance of $2.66 billion for fiscal year 2004 as compared to an average balance of $4.24 billion for fiscal year 2003. The impact of the decrease in the average balance of the servicing portfolio was partially offset by an increase in the average service fee (including all ancillary income) to 0.55% for the year ended December 31, 2004 as compared to 0.50% for the year ended December 31, 2003. Matrix Financial anticipates loan administration fees to continue to decrease as its servicing portfolio decreases through prepayments. The servicing functions performed by Matrix Financial were transferred to a third party sub-servicer December 1, 2004. We believe that this will allow us to lower our overall cost structure. Loan administration fees are not anticipated to be impacted by this transfer.

     Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage loans and mortgage servicing rights and SBA trading fees. Brokerage fees decreased slightly by $240 thousand, or 2.2%, to $10.6 million for fiscal year 2004 as compared to $10.9 million for fiscal year 2003. This relative consistency was due to increases in revenues generated from the purchasing and sales of servicing assets which rose to $2.0 million for the year ended December 31, 2004 as compared to $470 thousand for the year ended December 31, 2003, offset by a decline in revenues generated from the whole loan purchasing and sales activities, which decreased to $3.9 million for fiscal year 2004 as compared to $5.0 million for fiscal year 2003. These variances are due to market conditions and changes in market demand year to year.

     Trust Services. Trust service fees increased $1.1 million, or 15.8%, to $7.9 million for fiscal year 2004 as compared to $6.8 million for fiscal year 2003. The increase is due to an increase in total trust accounts under administration of 60,228 accounts at December 31, 2004 from 50,251 accounts at December 31, 2003, and total fiduciary assets under administration which increased to $18.2 billion at December 31, 2004 from $13.3 billion at December 31, 2003. The growth was due to increases at Matrix Bank's trust department, driven by the business referred to us by Matrix Settlement & Clearance Services, LLC. As noted in Item 1. "Business - Sale of Interest in Matrix Settlement and Clearance Services, LLC", the assets and operations of the trust department at Matrix Bank are in process of being sold to the purchaser of our interest in Matrix Settlement and Clearance Services, LLC which is anticipated to close in mid-2005. When that sale occurs, our trust services revenues are anticipated to decrease.

     Real Estate Disposition Services. Real estate disposition services represents fees earned by Matrix Asset Management Corporation for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions, through the date of the sale of our majority interest in Matrix Asset Management Corporation as discussed in Item 1. Business - Sale of Majority Interest in Matrix Asset Management Corporation, and our equity earnings in the new company, as well as fee revenue generated by MTXC Realty Corp., the realty division maintained by the Company. Real estate disposition service revenue increased $1.2 million, or 17.5%, between the fiscal years 2004 and 2003 to $7.8 million for the year ended December 31, 2004 as compared to $6.6 million for the year ended December 31, 2003. The increase was due to volume of properties closed and new clients obtained prior to the date of the sale noted above. As noted above, the sale of our majority interest in Matrix Asset Management Corporation is expected to cause real estate disposition services revenues to decrease in 2005.

     Gain on Sale of Loans and Securities. Gain on sale of loans and securities decreased $7.7 million, or 53.6%, to $6.6 million for fiscal year 2004 as compared to $14.3 million for fiscal year 2003. The gains include gains on sale of repurchased FHA and VA loans previously sold from our mortgage servicing rights portfolio of $5.0 million for the year ended December 31, 2004 as compared to $10.2 million for the year ended December 31, 2003, a decrease of $5.2 million. Gains on sale of repurchased FHA and VA loans relate to delinquent loans that are purchased out of loan pools of which Matrix Financial acts as servicer and then re-sells into the secondary market. As the overall size of our servicing portfolio decreases, the gains related to repurchased FHA and VA loans is anticipated to decrease. The gains on sale of loans and securities also reflects a decrease of $480 thousand in gains on the sale of originated SBA and multifamily loans at Matrix Bank, to $1.3 million for the year ended December 31, 2004 as compared to $1.8 million for the year ended December 31, 2003. Gains on sale of investment securities decreased $440 thousand to $420 thousand in 2004 from $860 thousand in 2003. The gains on sale of loans and securities can fluctuate significantly from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, and as market conditions dictate, the particular loan portfolios we elect to sell.

     Gain on Sale of Assets. The gain on sale of assets of $31.8 million for the year ended December 31, 2004 as compared to $0 for the year ended December 31, 2003 includes the gain on the sale of our majority interest in Matrix Asset Management Corporation of $13.5 million, the gain on the sale of the branches of Matrix Bank in Las Cruces, New Mexico of $5.1 million and in Sun City, Arizona of $4.9 million, and the $8.3 million gain on the sale of our interest in Matrix Settlement and Clearance Services, LLC. See further discussion of all of the noted transactions in Item 1. Business.

     School Services. School services income represents fees earned by ABS, operating as The GEO Group, for outsourced business and consulting services provided primarily to charter schools. School services income increased $450 thousand, or 18.6%, to $2.9 million for fiscal year 2004 as compared to $2.4 million for fiscal year 2003. This increase was primarily due to an increase in rates paid by our core business service clients. We continue to reduce the number of business service clients as a result of the strategic decision in mid 2002 to downsize the level of capital committed to ABS, and to reduce our operating exposure in this line of business.

     Other Income. Other income, which includes equity in earnings of unconsolidated subsidiaries, income earned on bank owned life insurance, rental income, mortgage servicing net hedging gains and losses and other miscellaneous income items, decreased $1.0 million, or 15.6%, to $5.7 million for fiscal year 2004 as compared to $6.7 million for fiscal year 2003. The decrease was primarily due to lower levels of ATM fees which decreased to $0 from $740 thousand for the year ended December 31, 2003, and acceleration of amortization charges recorded through our equity in earnings of our unconsolidated trust preferred securities trusts due to the early call of debt of approximately $650 thousand for the year ended December 31, 2004. These decreases were offset by an increase in income generated and earned up to the date of sale from our equity investment in Matrix Settlement and Clearance, LLC, to $1.5 million for fiscal 2004 as compared to $1.1 million for fiscal 2003, and $440 thousand equity pick up since the date of sale for our minority equity interest in Matrix Asset Management, LLC. See further discussion of these transactions in Item 1. Business. Remaining fluctuations are based on the nature of the accounts reflected in other income.

     Noninterest Expense. Noninterest expense decreased $15.3 million, or 13.8%, to $95.7 million for fiscal year 2004 as compared to $111.0 million for fiscal year 2003. This decrease was primarily due a decrease in the level of amortization on our mortgage servicing rights asset to $16.1 million for fiscal year 2004 as compared to $32.5 million for fiscal year 2003. The following table details the major components of noninterest expense for the periods indicated:

                                                         Year Ended
                                                         December 31,
                                                -------------------------------
                                                     2004             2003
                                                ---------------  --------------
                                                     (Dollars in thousands)
  Compensation and employee benefits            $    32,891      $    34,984
  Amortization of mortgage servicing rights          16,100           32,497
  Occupancy and equipment                             6,166            6,172
  Postage and communication                           2,001            2,435
  Professional fees                                   3,242            3,357
  Data processing                                     3,005            2,860
  Subaccounting fees                                  7,738            5,845
  Recovery of mortgage servicing rights                (444)          (2,950)
  Other general and administrative                   24,967           25,768
                                                ---------------  --------------
     Total                                      $    95,666      $   110,968
                                                ===============  ==============

     Compensation and employee benefits decreased $2.1 million, or 6.0%, to $32.9 million for fiscal year 2004 as compared to $35.0 million for fiscal year 2003. This decrease was primarily the result of decreased salaries and wages due to reductions in the overall number of employees, including reductions at Matrix Bank, Matrix Financial, ABS and Matrix Asset Management Corporation. The Company had an overall decrease of 207 employees, or 40.7%, to 302 employees at December 31, 2004 as compared to 509 employees at December 31, 2003.

     Amortization of mortgage servicing rights decreased $16.4 million, or 50.5%, to $16.1 million for fiscal year 2004 as compared to $32.5 million for fiscal year 2003. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the continued historic low interest rates prevalent in the market, prepayment speeds on our servicing portfolio remained high at an average of 27.5% during fiscal year 2004 as compared to 35.4% during fiscal year 2003. Additionally, there was a decrease in the average balance of our mortgage servicing rights to $31.8 million for fiscal year 2004 as compared to $48.7 million for fiscal year 2003.

     Recovery of mortgage servicing rights reflects a recovery of our previously recorded impairment allowance for the year ended December 31, 2004 of $440 thousand as compared to a recovery for the year ended December 31, 2003 of $2.9 million. The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor, among other things, to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of discounted future cash flows. Due to changes in the interest rate environment during the year, among other factors, an impairment recovery was recorded. In addition, also based on the valuation, a portion of our previously recorded impairment charge was charged off as a permanent impairment against the value of the mortgage servicing rights, reducing the carrying basis to estimated fair value. It is not possible to estimate if future impairments or recoveries will occur, and further changes in market interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future periods.

     The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication, professional fees, data processing costs, subaccounting fees and other expenses increased $680 thousand, or 1.47%, to $47.1 million for fiscal year 2004 as compared to $46.4 million for fiscal year 2003. The increase is primarily related to increases in subaccounting fees at Matrix Bank due to increases in the levels of institutional deposits held on which subaccounting services are incurred and the level of fees, which generally move with changes in the targeted Fed Funds rate. This increase was offset by an overall decrease in other general and administrative expenses. The decrease in other general and administrative expense is primarily due to 2003 including write-downs of real estate at ABS and litigation settlements at Matrix Financial, which are at lower levels that those in 2004, offset by increases in 2004 in litigation accruals at Matrix Bank and repurchase reserves and write-offs of receivables at Matrix Financial due to loans repurchased through representation and warranty provisions related to our discontinued mortgage loan origination business.

     Income Taxes. Income taxes reflect a provision of $10.4 million for fiscal year 2004 as compared to a benefit of $(2.6) million for fiscal year 2003. Our effective tax rate is 32.3% for fiscal year 2004 as compared to an effective tax benefit of 72.1% for fiscal year 2003. The effective tax rates are affected by the level of tax-exempt income at ABS and Matrix Bank in proportion to the level of net income or (loss) and by utilization of state net operating loss carry-forwards. The net tax exempt interest income was $3.3 million and $3.7 million for the years ended December 31, 2004 and 2003, respectively.

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

     Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $5.7 million to $21.7 million for fiscal year 2003 as compared to $27.4 million for fiscal year 2002. Our mortgage loan servicing portfolio decreased to an average balance of $4.2 billion for fiscal year 2003 as compared to an average balance of $5.7 billion for fiscal year 2002. The impact of the decrease in the average balance of the servicing portfolio was partially offset by an increase in the average service fee (including all ancillary income) to 0.50% for the year ended December 31, 2003 as compared to 0.45% for the year ended December 31, 2002.

     Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage loans and mortgage servicing rights and SBA trading fees. Brokerage fees increased $2.8 million, or 34.2%, to $10.9 million for fiscal year 2003 as compared to $8.1 million for fiscal year 2002. This increase was primarily the result of strong performance and the revenues generated from the acquisition, pooling and selling of SBA loans and securities, which increased to $3.1 million for the year ended December 31, 2003 as compared to $1.7 million for the year ended December 31, 2002.

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

     Gain on Sale of Loans and Securities. Gain on sale of loans and securities increased $8.8 million, or 160.3%, to $14.3 million for fiscal year 2003 as compared to $5.5 million for fiscal year 2002. The increase includes gains on sale of repurchased FHA and VA loans previously sold from our mortgage servicing rights portfolio of $10.2 million for the year ended December 31, 2003 as compared to $4.9 million for the year ended December 31, 2002. Gains on sale of repurchased FHA and VA loans relate to delinquent loans that are purchased out of loan pools of which Matrix Financial acts as servicer and then re-sells into the secondary market. The gains on sale of loans and securities also includes an increase of $1.7 million in gains on the sale of originated SBA and multifamily loans at Matrix Bank, to $1.8 million for the year ended December 31, 2003, as compared to $100 thousand for the year ended December 31, 2002. Gains on sale can fluctuate significantly from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, and as market conditions dictate, the particular loan portfolios we elect to sell.

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

     School Services. School services income represents fees earned by ABS, operating as The GEO Group, for outsourced business and consulting services provided primarily to charter schools. School services income decreased $2.2 million, or 47.6%, to $2.4 million for fiscal year 2003 as compared to $4.6 million for fiscal year 2002. This decrease was primarily due to a decrease in the number of, and rates paid by our core business service clients, as a result of the strategic decision in mid 2002 to downsize the level of capital committed to ABS, and to reduce our operating exposure in this line of business.

     Other Income. Other income, which includes loan origination income, equity in earnings of unconsolidated subsidiaries, service and ATM fees, rental income, structured finance trading activities, and other miscellaneous items, increased $500 thousand, or 8.0%, to $6.7 million for fiscal year 2003 as compared to $6.2 million for fiscal year 2002. The increase was primarily due to an increase of $900 thousand in income generated from our equity investment in Matrix
Settlement and Clearance Services, LLC, to $1.1 million for fiscal 2003 as compared to $200 thousand for fiscal 2002.

     Noninterest Expense. Noninterest expense decreased $7.9 million, or 6.6%, to $111.0 million for fiscal year 2003 as compared to $118.9 million for fiscal year 2002. This decrease was primarily due to a $14.2 million non-cash impairment charge on mortgage servicing rights incurred in 2002 as compared to a $3.0 million recovery of such impairment in fiscal 2003. This decrease was also due to a $1.0 million charge to write-off the goodwill balance at ABS incurred in 2002, whereas a similar charge was not incurred in fiscal 2003. The decrease was offset by an increase in the level of amortization on our mortgage servicing rights asset. The following table details the major components of noninterest expense for the periods indicated:

                                                                Year Ended
                                                                December 31,
                                                         ----------------------
                                                            2003        2002
                                                         ----------  ----------
                                                         (Dollars in thousands)
  Compensation and employee benefits                      $  34,984   $ 36,350
  Amortization of mortgage servicing rights                  32,497     24,176
  Occupancy and equipment                                     6,172      5,600
  Postage and communication                                   2,435      2,676
  Professional fees                                           3,357      2,770
  Data processing                                             2,860      2,796
  Subaccounting fees                                          5,845      3,085
  (Recovery of) impairment on mortgage servicing rights      (2,950)    14,219
  Other general and administrative                           25,768     27,176
                                                           --------   --------
     Total                                                 $110,968   $118,848
                                                           ========   ========

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

     The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication, professional fees, data processing costs, subaccounting fees and other expenses increased $2.3 million, or 5.3%, to $46.4 million for fiscal year 2003 as compared to $44.1 million for fiscal year 2002. The increase is primarily related to increased levels of subaccounting fees paid by Matrix Bank, increased consulting fees, consisting of accounting, auditing, information services, legal and other, incurred at Matrix Bank, Matrix Financial and Matrix Tower Holdings in fiscal year 2003 above those from fiscal year 2002, litigation settlement costs in fiscal year 2003 at Matrix Financial that were not present in fiscal year 2002, write-down of real estate owned at ABS in 2003, and losses realized on loans repurchased at Matrix Financial related to the production platform in 2003 that were not present in 2002.

     Income Taxes. Income taxes reflect a benefit of $2.6 million for fiscal year 2003 as compared to a benefit of $7.8 million for fiscal year 2002. Our effective tax benefit was 72.1% for fiscal year 2003 as compared to an effective tax benefit of 45.6% for fiscal year 2002. The effective tax rates are affected by the level of tax-exempt income at ABS and Matrix Bank in proportion to the level of net loss. The net tax exempt interest income was $3.7 million and $2.9 million for the years ended December 31, 2003 and 2002, respectively.

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

                                                                            Year Ended December 31,
                                           ---------------------------------------------------------------------------------------
                                                     2004                          2003                         2002
                                         ---------------------------    ----------------------------   ---------------------------
                                           Average            Average   Average              Average   Average            Average
                                           Balance  Interest  Rate      Balance   Interest   Rate      Balance   Interest  Rate
                                         ---------- --------  -------   --------  --------   -------   --------- -------- --------
                                                                       (Dollars in thousands)
Assets
Interest-earning assets:
  Loans receivable                      $1,373,246  $64,724    4.71%   $1,376,723  $71,202     5.17%   $1,333,390 $82,121    6.16%
  Securities                               182,674    8,639    4.73        28,437    1,465     5.15        11,003     594    5.40
  Interest-earning deposits                  3,694       35    0.95        14,227      135     0.95        24,285     337    1.39
  FHLBank stock                             30,817    1,028    3.34        30,611      905     2.96        26,393     936    3.55
                                         ---------   ------   ------    ----------  ------    ------    ---------  ------  --------
    Total interest-earning assets        1,590,431   74,426    4.68%    1,449,998   73,707     5.08%    1,395,071  83,988    6.02%
                                         =========   ======   ======    =========   ======    ======    =========  ======  =======
Noninterest-earning assets:
  Cash                                      51,197                         46,451                          42,393
  Allowance for loan and
    valuation losses                       (10,595)                        (9,008)                         (9,445)
  Premises and equipment                    22,341                         25,542                          22,454
  Other assets                             125,946                        153,114                         178,450
                                         ---------                      ---------                       ---------
    Total noninterest-earning assets       188,889                        216,099                         233,852
                                         ---------                      ---------                       ---------
    Total assets                        $1,779,320                     $1,666,097                      $1,628,923
                                         =========                      =========                       =========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Passbook accounts                     $    3,014       38    1.26%   $    5,706       74     1.30%   $    5,998     117    1.95%
  Money market and NOW accounts            619,835    4,764    0.77       444,468    3,928     0.88       302,479   4,254    1.41
  Certificates of deposit                  188,097    5,862    3.12       336,623    9,336     2.77       469,226  17,125    3.65
  FHLBank borrowings                       502,740   12,391    2.46       366,627    9,379     2.56       328,057   9,478    2.89
  Borrowed money and guaranteed
    preferred beneficial Interests         115,905    8,744    7.54       120,471    9,282     7.70       143,843  10,304    7.16
                                         ---------   ------   -----     ---------   ------    -----     ---------  ------  ------
    Total interest-bearing liabilities   1,429,591   31,799    2.22%    1,273,895   31,999     2.51%    1,249,603  41,278    3.30%

Noninterest-bearing liabilities:
  Demand deposits (including custodial
    escrow balances)                       253,605                        317,693                         268,957
  Other liabilities                         19,633                          5,510                          39,459
                                         ---------                      ---------                       ---------
    Total noninteresting-bearing
      liabilities                          273,238                        323,203                         308,416
  Shareholders' equity                      76,491                         68,999                          70,904
                                         ---------                      ---------                       ---------
    Total liabilities and shareholders'
      equity                            $1,779,320                     $1,666,097                      $1,628,923
                                         =========                      =========                       =========
Net interest income before provision
  for loan and valuation losses                     $42,627                        $41,708                        $42,710
                                                     ======                         ======                         ======
Interest rate spread                                           2.46%                           2.57%                         2.72%
                                                              =====                           =====                        ======
Net interest margin                                            2.68%                           2.88%                         3.06%
                                                              =====                           =====                        ======
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                111.25%                         113.82%                       111.64%
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

                                          Year Ended December 31, 2004 vs. 2003     Year Ended December 31, 2003 vs. 2002
                                          Increase (Decrease) Due to Change in      Increase (Decrease) Due to Change in
                                         -----------------------------------------  ---------------------------------------
                                          Volume          Rate          Total        Volume         Rate          Total
                                         ------------  ------------  -------------  ---------  -------------- -------------
                                                                      (Dollars in thousands)
Interest-earning assets:
  Loans receivable                       $     (179)   $   (6,299)   $    (6,478)   $  2,604    $   (13,523)   $   (10,919)
  Securities                                  7,303          (129)         7,174         900            (29)           871
  Interest-earning deposits                    (100)            -           (100)       (114)           (88)          (202)
  FHLBank stock                                   6           117            123         138           (169)           (31)
                                         ----------    -----------   -----------    ---------   ------------   ------------
     Total interest-earning assets            7,030        (6,311)           719       3,528        (13,809)       (10,281)
                                         ----------    -----------   -----------    ---------   ------------   ------------
Interest-bearing liabilities:
  Passbook accounts                             (34)           (2)           (36)         (6)           (37)           (43)
  Money market and NOW accounts               1,377          (541)           836       1,599         (1,925)          (326)
  Certificates of deposit                    (4,532)        1,058         (3,474)     (4,203)        (3,586)        (7,789)
  FHLBank borrowings                          3,389          (377)         3,012       1,049         (1,148)           (99)
  Borrowed money and guaranteed
    preferred beneficial interest              (347)         (191)          (538)     (1,759)           737         (1,022)
                                         -----------   -----------   ------------   ---------   ------------   ------------
    Total interest-bearing liabilities         (147)          (53)          (200)     (3,320)        (5,959)        (9,279)
                                         -----------   -----------   ------------   ---------   ------------   ------------
Change in net interest income before
  provision for loan and
  valuation losses                       $    7,177    $   (6,258)   $       919    $  6,848    $    (7,850)   $    (1,002)
                                         ==========    ===========   ============   =========   ============   ============

Asset and Liability Management

     General. A significant portion of our revenues and net income is derived from net interest income and, accordingly, we strive to manage our interest-earning assets and interest-bearing liabilities to generate what we believe to be an appropriate contribution from net interest income. Asset and liability management seeks to control the volatility of our performance due to changes in interest rates. We constantly attempt to achieve an appropriate relationship between rate sensitive assets and rate sensitive liabilities. We have responded to interest rate volatility by developing and implementing asset and liability management strategies designed to increase noninterest income and improve the match between interest-earning assets and interest-bearing liabilities. These strategies include:

     o increasing focus on lines of business that are less interest rate sensitive, such as brokerage activities, consulting services and self-directed trust services;
     o    purchasing adjustable rate mortgages;
     o increasing emphasis on the origination of construction, multifamily and commercial real estate lending, including SBA loans, which tend to have higher interest rates with shorter loan maturities than residential mortgage loans and generally are at adjustable rates;
     o acquisition and sales of guaranteed portions of SBA loans, which are generally at adjustable rates;
     o extending the maturity of our interest-bearing liabilities by borrowing longer-term advances from the FHLBank;
     o pursuing institutional alliances or depository relationships that provide fee-based income or generate liabilities that are less expensive or less interest rate sensitive than retail deposits or borrowings from third party institutions to fund our investing activities;
     o focusing on noninterest-bearing custodial escrow balances related to our mortgage servicing rights; and
     o using Matrix Bank as the settlement bank for settlement and clearing services offered by Sterling Trust and Matrix Settlement & Clearance Services LLC to generate deposits.

     The strategies outlined have been adhered to over the past several years. As a result of the strategies, Matrix Bank is slightly positively gapped, which means that its assets will re-price quicker than its liabilities as interest rates fluctuate. As a result, if interest rates increase, the rising interest rates should have a positive impact on the net interest income. However, if interest rates remain static or decrease further, or if short-term interest rates increase without a comparable increase in long-term interest rates, we should experience some compression in our net interest income as certain of our interest-bearing and noninterest-bearing liabilities will not re-price lower commensurate with declines in asset yields. Due to the historic low interest rate environment, our investment in mortgage servicing rights was unprofitable in 2004 and 2003. In the current interest rate environment, the investment in mortgage servicing rights will cause the amortization of the investment to remain at higher levels than initially estimated. Due to the 2003 sale of the production platform, as discussed in "Item 1. Business--Discontinued Operations", we do not anticipate increasing our investment in mortgage servicing rights, except related to bulk loan purchases at Matrix Bank. The servicing function performed by Matrix Financial was transferred to a third party sub-servicer in the fourth quarter of 2004. We believe this will allow us to lower our overall cost structure necessitated by the continuing decrease in the mortgage servicing investment. We will continue to consider several options related to servicing, including strategic sales of the servicing asset.

     During 2004, as discussed in "Item 1. Business--Sale of Matrix Capital Bank Branches", we sold our three retail branch locations in Las Cruces, New Mexico and Sun City, Arizona. Included in the sales were approximately $182.5 million of retail deposits, and approximately $22.8 million of loans. The decision to sell the locations allows us to focus our efforts on generating institutional depository alliances, which we believe is a less expensive funding strategy.

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

                                                                        As of December 31,
                 ------------------------------------------------------------------------------------------------------------------
                         2004                     2003                   2002                  2001                    2000
                 ----------------------   ---------------------  ---------------------  ---------------------   -------------------
                   Amount     Percent       Amount     Percent     Amount    Percent      Amount     Percent     Amount    Percent
                 ---------   ---------   -----------  --------   ----------- ---------  -----------  --------   ---------- --------
                                                                 (Dollars in thousands)
Residential     $  999,202     72.96%   $  903,186      67.19%  $1,001,885     71.88%  $1,055,284     78.71%   $  903,955    81.00%
Multifamily,
 commercial
 real estate       325,885     23.80       379,931      28.26      313,237     22.47      192,225     14.34       123,491     11.07
 and
 commercial
School financing    30,402      2.22        46,765       3.48       49,560      3.56       61,969      4.62        51,909      4.65
Construction        24,644      1.80        21,201       1.58       34,160      2.45       35,158      2.62        36,768      3.29
Consumer               578      0.04         2,962       0.22        4,311      0.31        5,403      0.40         8,479      0.76
                 ---------    ------     ----------    ------    ---------    ------    ---------    ------     ---------   -------
   Total loans   1,380,711    100.82     1,354,045     100.73    1,403,153    100.67    1,350,038    100.70     1,124,602   100.77
Less allowance
 for loan and
 valuation
 losses             11,172      0.82         9,789       0.73        9,343      0.67        9,338      0.70         8,581     0.77
                 ---------    ------     ---------     ------    ---------    ------    ---------    ------     ---------   -------
Loans
 receivable,
 net            $1,369,539    100.00%   $1,344,256     100.00%  $1,393,810    100.00%  $1,340,700    100.00%   $1,116,021   100.00%
                 =========    ======     =========     ======    =========    ======    =========    ======     =========   ======

     The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2004, excluding the allowance for loan losses. Actual maturities may differ from the maturities shown below as a result of renewals and prepayments or the timing of loan sales.

                                                                               As of December 31, 2004
                                                               --------------------------------------------------------
                                                                 Less than      One to       Over Five
                                                                 One Year     Five Years       Years         Total
                                                               ------------- ------------  -------------   ------------
                                                                               (Dollars in thousands)
Residential                                                    $      225    $      3,583  $     995,393   $    999,201
Multifamily, commercial real estate and commercial                 12,170          24,698        289,018        325,886
School financing                                                    4,939             540         24,923         30,402
Construction                                                       17,322           7,322              -         24,644
Consumer                                                              488              90              -            578
                                                               ----------    ------------  -------------   ------------
    Total loans                                                $   35,144    $     36,233  $   1,309,334   $  1,380,711
                                                               ==========    ============  =============   =============

     Loans held for sale, excluding the allowance for loan losses, which are primarily contractually due in less than one to five years, are split between fixed and adjustable rates as follows:

                                                                               As of December 31, 2004
                                                               --------------------------------------------------------
                                                                 Less than      One to       Over Five
                                                                 One Year     Five Years       Years         Total
                                                               ------------- ------------  -------------   ------------
                                                                               (Dollars in thousands)
Fixed                                                          $    5,122    $   2,329     $   66,181      $   73,632
Adjustable                                                            801        2,907        917,680         921,388
                                                               ----------    ---------     ----------      ----------
    Total loans                                                $    5,923    $   5,236     $  983,861      $  995,020
                                                               ==========    =========     ==========       =========

     Loans held for investment, excluding the allowance for loan losses, which are contractually due in one or more years, are split between fixed and adjustable rates as follows:

                                                                              As of December 31, 2004
                                                               -----------------------------------------------------
                                                                 Less than      One to      Over Five
                                                                 One Year     Five Years      Years        Total
                                                               ------------  ------------  ------------ ------------
                                                                              (Dollars in thousands)
Fixed                                                          $      7,732  $     8,509   $   117,857  $    134,098
Adjustable                                                           21,614       22,487       207,492       251,593
                                                               ------------  -----------   -----------  ------------
    Total loans                                                $     29,346  $    30,996   $   325,349  $    385,691
                                                               ============  ===========   ===========  ============

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

                                                                              As of December 31,
                                                   -----------------------------------------------------------------------
                                                       2004           2003           2002           2001           2000
                                                   -----------    -----------    -----------    -----------    -----------
                                                                            (Dollars in thousands)
Nonaccrual residential mortgage loans              $   12,157     $   19,599     $   15,123     $   19,039     $   22,592
Nonaccrual commercial real estate, commercial
  loans and school financing                           19,148         11,851         15,649         18,172          5,792
Nonaccrual consumer loans                                  40              -             46             40            132
                                                   -----------    -----------    -----------    -----------    -----------
     Total nonperforming loans                         31,345         31,450         30,818         37,251         28,516
Foreclosed real estate                                  2,955          8,538          8,343          8,355          2,646
                                                   -----------    -----------    -----------    -----------    -----------
     Total nonperforming assets                    $   34,300     $   39,988     $   39,161     $   45,606     $   31,162
                                                   ===========    ===========    ===========    ===========    ===========
Total nonperforming loans to total loans                 2.27%          2.32%          2.20%          2.76%          2.54%
Total nonperforming assets to total assets               1.82%          2.32%          2.30%          2.77%          2.20%
Ratio of allowance for loan and valuation losses
  to total nonperforming loans                          35.64%         31.13%         30.32%         25.07%         30.09%
Interest on nonperforming loans not included in
  interest income                                  $      652     $    1,084     $      916     $    1,773     $     1,016

     We accrue for interest on government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the majority of the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $18.1 million, $12.2 million and $34.8 million at December 31, 2004, 2003 and 2002, respectively.

     Nonaccrual residential mortgage loans as a percentage of total loans were 0.9% at December 31, 2004, 1.4% at December 31, 2003, 1.1% at December 31, 2002,
1.4% at December 31, 2001 and 2.1% at December 31, 2000. The nonaccrual residential mortgage loans have decreased at December 31, 2004 as compared to December 31, 2003. The decrease is due to repayments, reinstatements, foreclosures and sales of delinquent uninsured loans. Due to the low interest rate environment, Matrix Bank has experienced significantly higher levels of repayments and reinstatements of nonaccrual loans than in prior years.

     The increase in nonaccrual commercial loans and school financing at December 31, 2004 as compared to December 31, 2003 is attributable to increase at both ABS school financing loans and at Matrix Bank due primarily to increases in nonaccrual commercial loans, as discussed below.

     With regard to our school financing, a majority of our origination of tax-exempt financing for charter schools is for the purchase of real estate and equipment. The balance of these loans in nonaccrual status increased $2.6 million as compared to December 31, 2003 to $5.6 million at December 31, 2004. Based on current information, we believe that reserves are sufficient for any potential losses. During the first quarter of 2004, one school client, with whom we had loans in the amount of $10.5 million, experienced financial difficulties. Of the $10.5 million balance, $2.6 million represented a participation sold to a third party with recourse. During the second quarter of 2004, the $7.9 million of the loans retained were placed on non-accrual status. The loans were secured by two parcels of real estate. During the third quarter of 2004, we entered into a revised forbearance agreement, which included the forgiveness of $6.1 million of loans for a deed in lieu on one of the two parcels. Concurrently, the client entered into a market rate lease agreement on the parcel. We believe that the market value of the real estate supports the balance of the loan forgiven. The remaining loan balance of approximately $2.0 million remains on non-accrual. The client is in compliance with the payment terms of the forbearance agreement and as performance is demonstrated, the loan will be placed on accrual status. The loan is secured and we believe that there are sufficient reserves and collateral in the case of noncompliance.

     During 2004, Matrix Bank placed three commercial real estate loans that total $6.6 million at December 31, 2004 on non-accrual status. Based on current information, we believe that there are sufficient reserves for any potential loss.

     Analysis of Allowance for Loan and Valuation Losses. The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated. The table includes the allowance for both loans held for investment and loans held for sale.

                                                                 As of and for the Year Ended December 31,
                                              ----------------------------------------------------------------------------------
                                                  2004             2003              2002             2001             2000
                                              ---------------  --------------    -------------    -------------     ------------
                                                                           (Dollars in thousands)
Allowance for Loan and valuation losses,      $                $                 $                $                 $
beginning of year                                     9,789           9,343            9,338            8,581              6,354
Charge-offs:
     Real estate - mortgage                           1,099           1,998            1,239              872                434
     Real estate - construction                           -              74                -               31                320
     Commercial loans and school financing              870           1,319            1,482              746                819
     Consumer                                            80             139              276              659                476
                                              --------------   -------------     ------------     ------------      -------------
          Total charge-offs                           2,049           3,530            2,997            2,308              2,049
Recoveries:
     Real estate - mortgage                             109             101               97                4                  1
     Commercial loans and school financing               40             110               17                -                  -
     Consumer                                            14             124               67               81                 40
                                              --------------   -------------     ------------     ------------      -------------
          Total recoveries                              163             335              181               85                 41
                                              --------------   -------------     ------------     ------------      -------------
Net charge-offs                                       1,886           3,195            2,816            2,223              2,008
Provision for loan and valuation losses
charged to operations                                 3,269           3,641            2,821            2,980              4,235
                                              --------------   -------------     ------------     ------------       ------------
Balance at end of year                        $      11,172    $      9,789      $     9,343      $     9,338        $     8,581
                                              ==============   =============     ============     ============       ============
Ratio of net charge-offs to average loans              0.14%           0.23%            0.21%            0.17%              0.18%
                                              ==============   =============     ============     ============       ============
Average loans outstanding during the year     $   1,373,246    $  1,376,723      $ 1,333,390      $ 1,338,613        $ 1,086,041
                                              ==============   =============     ============     ============       ============

     To provide for the risk of loss inherent in extending credit, the Company maintains an allowance for loan and valuation losses. The allowance for loan and valuation losses is analyzed by management as discussed below and is increased by the provision for loan and valuation losses, which is charged to operations, as necessary. The allowance for loan and valuation losses is calculated, in part, based on historical loss experience. In addition, management takes into consideration other factors, such as:

     o    qualitative evaluations of individual classified assets;
     o    geographic and other portfolio concentrations;
     o    new products or markets;
     o    evaluations  of  the  changes  in  the  historical   loss   experience
          component; and
     o projections of this component into the current and future periods based on current knowledge and conditions.

     These loss factors on unclassified assets range from 0% for guaranteed portions of SBA loans to 20.0% for high loan to value uninsured loans that were underwritten to FHA guidelines. The loss factors are applied to the outstanding principal balance of loans in their respective categories. Loans in the commercial and school finance portfolios are assigned loss factors based on items similar to those listed, plus additional individual loan review on all significant loans, including SBA loans, which result in loans being classified as watch, substandard or doubtful.

     The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. Generally, potential impaired loans owned by the Company include only commercial loans, real estate construction loans, commercial real estate mortgage loans, multifamily loans and school financing. Impairment allowances are considered by the Company in determining the overall adequacy of the allowance for loan losses.

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

     Substandard and doubtful loans of homogeneous loan portfolios are assigned loss factors of 5.00% to 50.00%, if not measured for impairment. The loss factors are applied to the outstanding principal balances of loans in their respective categories.

     The total for all categories as described above determines our allowance for loan and valuation losses. Loan losses are charged against the allowance when the probability of collection is considered remote.

     The following table shows information regarding the components of our allowance for loan and valuation losses as of the dates indicated:

                                                                As of December 31,
                  ----------------------------------------------------------------------------------------------------------------
                          2004                   2003                  2002                    2001                   2000
                  ---------------------  --------------------    --------------------  -------------------   ---------------------
                             Percentage             Percentage            Percentage             Percentage            Percentage
                             of Loans               of Loans              of Loans               of Loans              of Loans
                             in each                in each               in each                in each               in each
                             Category to            Category to           Category to            Category to           Category to
                             Total                  Total                 Total                  Total                 Total
                   Amount    Loans        Amount    Loans        Amount   Loans         Amount   Loans        Amount   Loans
                  ---------- ----------  ---------- ----------  --------- ----------   -------- ----------   -------- ------------
                                                              (Dollars in thousands)
Residential       $  4,547     72.63%    $  4,018     66.70%    $   3,199     71.40%   $  3,918    78.30%    $  4,133     80.39%
Multifamily,
  commercial
  real estate
  and commercial     4,487     23.47        3,653     28.06         2,768     22.32       2,400    14.15        1,684     11.28
School financing     1,792      2.09        1,766      3.45         2,810      3.53       2,527     4.56        2,329      4.31
Construction           331      1.77          326      1.57           542      2.44         445     2.59          302      3.27
Consumer                15      0.04           26      0.22            24      0.31          48     0.40          133      0.75
                  --------   -------     --------   -------     ---------   -------    --------   ------     --------    ------
                  $ 11,172    100.00%    $  9,789    100.00%    $   9,343    100.00%   $  9,338   100.00%    $  8,581    100.00%
                  ========   =======     ========   =======     =========    ======    ========   ======     ========    =======

     The ratio of the allowance for loan and valuation losses to total loans was 0.81% at December 31, 2004, 0.73% at December 31, 2003, 0.67% at December 31,
2002, 0.70% at December 31. 2001, and 0.77% at December 31, 2000. The allowance for loan and valuation losses is reduced by loans charged off, net of recoveries. The balance of the allowance for loan and valuation losses allocated to residential has increased, despite a decrease in the balance of these loans in nonaccrual status, due to the increase in the overall principal amount of residential loans outstanding at December 31, 2004. The balance of loan and valuation losses allocated to multifamily, commercial real estate, commercial, school financing and construction loans has increased due to increases in these type loans in nonaccrual status, despite an overall decrease in the outstanding loan principal balances in these categories. As of December 31, 2004, we believe that the allowance, when taken as a whole, is adequate to absorb estimated probable current losses inherent in the loan portfolio.

     Risk Sensitive Assets and Liabilities. As discussed in "Asset and Liability Management--General" a significant portion of our operations and ultimate success is partially dependent upon our ability to manage our interest rate risk. Interest rate risk can be defined as the exposure of our net interest income to adverse movements in interest rates. Although we manage other risks, such as credit, operational and liquidity risk in the normal course of business, we consider interest rate risk to be a significant market risk which could potentially have the largest material effect on our financial condition and results of operations. The majority of our market risk related to interest rates exists within the operations of Matrix Bank. However, Matrix Financial also has interest rate risk related to its mortgage servicing rights. The susceptibility to movements in interest rates affects the cash flows generated from the mortgage servicing rights, which are recorded in other income versus interest income. In a decreasing interest rate environment, the underlying servicing portfolio tends to prepay faster, which reduces future servicing income; in an increasing interest rate environment, prepayments tend to decrease, which increases expected future servicing income.

     We currently classify our SBA pooled securities as trading. Because the securities are all Prime based, and have historically traded in very high trading ranges even in a changing interest rate environment, the securities should maintain limited market risk. The majority of our residential loan portfolio is held for sale, which requires us to perform quarterly market valuations of the portfolio in order to properly record the portfolio at the lower of aggregate cost or market. Therefore, we continually monitor the interest rates of our loan portfolio as compared to prevalent interest rates in the market.

     Interest rate risk management at Matrix Bank is the responsibility of the Asset and Liability Committee, which reports to the board of directors of Matrix Bank. The Asset and Liability Committee establishes policies that monitor and coordinate our sources, uses and pricing of funds. The Asset and Liability Committee is also involved in formulating our budget and strategic plan as it relates to investment objectives. We have engaged a third party to provide consulting services to assist us with our asset/liability management. We meet with this consulting firm quarterly to monitor the interest rate risk position and to analyze and discuss strategies related to asset/liability management. We anticipate that we will continue to engage this consulting firm on a quarterly basis to perform quarter end models of interest rate risk and asset/liability positions and will use our internal modeling to support asset/liability decisions.

     We continue to attempt to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. To accomplish this, we focus on acquiring adjustable rate residential mortgages and have increased our efforts regarding the origination of residential construction loans, multifamily loans, commercial real estate loans and SBA loans, which re-price or mature more quickly than fixed rate residential real estate loans. We also purchase with the intent to sell as pooled securities the guaranteed portion of SBA loans. Again, the loans generally adjust with prime and present very little interest rate risk. The risk associated with the guaranteed SBA loans acquired resides with the significant premium paid for the loans. The other significant asset that in the past we have invested in is residential mortgage servicing rights. The value and cash flows from residential mortgage servicing rights respond counter-cyclically to the value of fixed rate mortgages. When interest rates increase and the value of fixed rate mortgages decrease, in turn decreasing net interest income, the value of the mortgage servicing rights increase. In a decreasing interest rate environment, the inverse occurs. It is important to note, however, that an equal increase or decrease in interest rates will not affect the value of our mortgage servicing rights portfolio equally. A decrease in interest rates causes a greater reduction in the value of the portfolio as compared to the increase in value in the portfolio from an equal increase in interest rates. The scenario discussed of decreasing interest rates is what occurred in 2003 and 2002. The interest rate environment in 2004 remained at historically low levels. In response to the low interest rates, we experienced continued significant runoff in our servicing portfolio. Due to the volatility of the value of mortgage servicing, we do not anticipate significantly increasing our investment in 2005. To the contrary, we expect our overall investment in 2005 to again decrease through prepayment and normal amortization. The incidence of prepayment of a mortgage loan increases during periods of declining interest rates as the homeowner seeks to refinance the loan to a lower interest rate. If the level of prepayment on segments of our mortgage servicing portfolio achieves a level higher than we projected for an extended period of time, then an impairment in the associated basis in the mortgage servicing rights may occur. To mitigate this risk of impairment due to declining interest rates, we initiated a hedging program on a portion of our investment. In 2004, based on our analysis of the servicing investment, we removed our hedge of mortgage servicing rights. In 2005, we may sell portions of our mortgage servicing portfolio as the opportunity presents itself, and continue to reduce our overall investment in this asset.

     Another significant strategy that we focus on in managing interest rate risk is identifying lines of business that generate noninterest rate sensitive liabilities. Examples of this strategy are the investment in mortgage servicing rights, which generate no cost escrow deposits; Sterling Trust's operations, which administer deposits with relatively low costs; and our previous investment in Matrix Settlement and Clearance Services LLC that uses, or its clients use, Matrix Bank as the clearing bank and custodian, which creates low-cost deposits. After the sale of our interest in Matrix Settlement and Clearance Services LLC, they are continuing to use Matrix Bank as the clearing bank and custodial, and thus we are able to maintain the level of the deposits. See "Item 1. Business - Sale of Interest in Matrix Settlement and Clearance Services, LLC."

     With regards to our interest-sensitive liabilities in order to maintain our net asset sensitive interest rate gap and extend the average lives of our interest-bearing liabilities, Matrix Bank has acquired short option agreements and longer-term fixed rate advances from the FHLBank (1 to 10 years) totaling $216.0 million at December 31, 2004, which have interest rates ranging from 2.69% to 5.63%. Many of these liabilities were acquired several years ago; however, Matrix Bank acquired $50.0 million of such liabilities during 2004 (1 to 10 years) at rates from 2.87% to 3.92%. It is anticipated that our interest margin will benefit in the long-term as interest rates increase.

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

     The following table sets forth a summary of our short-term borrowings during 2004, 2003 and 2002 and as of the end of each such period:

                                                                  Average                         Weighted
                                                    Amount        Amount         Maximum          Average
                                                  Outstanding   Outstanding     Outstanding       Interest         Weighted
                                                     at          During the       at any         Rate During    Average Interest
                                                   Year-End       Year(1)        Month-End         the Year         Year-End
                                                  -----------   -------------   -----------      -----------    ---------------
                                                                           (Dollars in thousands)
At or for the year ended December 31, 2004:
      FHLBank borrowings(2)                       $  506,118    $   502,740     $  601,147           2.46  %          2.95 %
      School financing                                15,572         24,835         30,350           4.14             5.70
At or for the year ended December 31, 2003:
      FHLBank borrowings(3)                          458,204        366,627        592,211           2.56             2.17
      Revolving lines of credit                            -          5,883         18,362           4.88             -
      School financing                                30,439         31,586         32,367           4.03             3.96
At or for the year ended December 31, 2002:
      FHLBank borrowings(4)                          385,785        328,057        446,923           2.89             2.64
      Revolving lines of credit                       10,000         15,820         30,850           3.45             2.79
      School financing                                32,328         41,293         50,252           4.77             4.37
----------

(1)  Calculations are based on daily averages where available and monthly averages otherwise.
(2)  A total of $176.0 million of the FHLBank borrowings outstanding at December 31, 2004 were borrowed under short option advance agreements with the FHLBank. The interest rates on the short option advance borrowings ranged from 2.69% to 5.63% at December
     31, 2004 and their  possible  call dates varied from January 2005 to November  2006. A total of $40.0  million of the FHLBank borrowings  outstanding at December 31, 2004 were borrowed under fixed rate advance agreements with the FHLBank. The interest rates on the advances  ranged from 2.87% to 3.92% at December 31, 2004, and their maturity dates ranged from November 2005 to
     May 2008. Additionally, $1.1 million of the FHLBank borrowings outstanding at December 31, 2004 are fixed-term/rate advances, which were borrowed  from the FHLBank to offset  specific  loans  originated  by Matrix Bank.  The principal  amount of these fixed-term/rate  advances adjust monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2014.
(3)  A total of $266.0 million of the FHLBank borrowings outstanding at December 31, 2003 were borrowed under short option advance agreements with the FHLBank. The interest rates on the short option advance borrowings ranged from 1.27% to 5.63% at December
     31, 2003 and their possible call dates varied from January 2004 to November 2006.  Additionally,  $1.2 million of the FHLBank borrowings  outstanding  at December 31, 2003 are  fixed-term/rate  advances,  which were borrowed from the FHLBank to offset specific loans originated by Matrix Bank. The principal amount of these  fixed-term/rate  advances adjust monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2014.
(4)  A total of $266.0 million of the FHLBank borrowings outstanding at December 31, 2002 were borrowed under short option advance agreement with the FHLBank.  The interest rates on the short option advance borrowings ranged from 1.27% to 5.63% at December
     31, 2002 and their possible call dates varied from December 2002 to November 2006. Additionally,  $1.3 million of the FHLBank borrowings  outstanding  at December 31, 2002 are  fixed-term/rate  advances,  which were borrowed from the FHLBank to offset specific loans originated by Matrix Bank. The principal amount of these  fixed-term/rate  advances adjust monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2014.

Liquidity and Capital Resources

     Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. To date, our principal source of funding for our investing activities has been:

     o the issuance of junior subordinated debentures through Matrix Bancorp Capital Trust I in 1999, Matrix Bancorp Capital Trust II, III and IV in 2001 and Matrix Bancorp Capital Trust V in 2002 and Matrix Bancorp Capital Trust IV in 2004;
     o    the issuance of subordinated debt offering in February 2004;
     o    secured senior debt provided by unaffiliated financial institutions;
     o the issuance of 11.5% senior notes in September 1997, (paid in full September 2004);
     o    a bank stock loan; and
     o    our initial public offering.

     As of December 31, 2004,  Matrix Bancorp had $76.1 million in  indebtedness
outstanding.   The  borrowed  funds  have  been  used  historically  as  capital injections to Matrix Bank, Matrix Financial, Matrix Bancorp Trading and ABS.

     In March 2004, Matrix Bancorp amended its bank stock loan agreement. The amended bank stock loan agreement has two components, an $8.2 million term loan and a revolving line of credit of $12.0 million. As of December 31, 2004, the balance of the term loan was $4.3 million and the balance of the revolving line of credit was $0. The amended bank stock loan requires Matrix Bancorp to maintain total shareholders' equity of $60.0 million. Matrix Bank is required to maintain classified assets of less than 3% of total assets, and must also earn in excess of $7.5 million over the previous four quarters as of the end of each fiscal quarter from June 30, 2003 forward. The covenants must be met quarterly. As of December 31, 2004, we were in compliance with all covenants. The term loan has a maturity date of December 31, 2006. The revolving line of credit is annually renewed and currently has a maturity date of March 31, 2005. We are in the process of renewing the revolving line of credit. Note, however, there can be no assurances that the bank stock loan will be renewed or any terms modified, or any new revolving line of credit facilities entered into.

     The Company has sponsored six trusts, Matrix Bancorp Capital Trusts I through VI, of which 100% of the common equity is owned by the Company. The trusts were formed for the purposes of issuing corporation-obligated mandatorily redeemable capital securities (the "capital securities") to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable either quarterly or semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the term of each of the guarantees. See details and further discussion of these trusts included in
Note 14 to the consolidated financial statements.

     In February 2004, the Company issued $10.0 million of subordinated debt with a ten-year maturity. The interest rate adjusts quarterly based on the 90-day LIBOR at a margin of 2.75%. Interest payments are to be made quarterly. Generally, the debt covenants are no less restrictive than the Capital Trusts discussed below. The net proceeds were used to satisfy the full repayment of the 11.5% senior notes (discussed in the following paragraph) which matured in September 2004.

     On September 29, 1997, we completed a registered debt offering of $20.0 million in senior notes due in September 2004, raising net proceeds of approximately $19.1 million. The notes matured on September 30, 2004 and were paid in full at that time.

     In August 2004, Matrix Bancorp Capital Trust VI ("Trust VI"), a Delaware business trust formed by Matrix Bancorp, completed the sale of $10.0 million of 6.425% preferred securities. Trust VI also issued common securities to the Company, and used the net proceeds from the offering to purchase $10.3 million in principal amount of 6.425% junior subordinated debentures of Matrix Bancorp due October 18, 2034. The interest rate is fixed through October 2009, at which time it will reset to a variable rate of three-month LIBOR plus 2.5%. The preferred securities accrue and pay distributions quarterly at an annual rate of 6.425% of the stated liquidation amount of $1 thousand per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust VI under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust VI. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after October 18, 2009, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. Proceeds raised were used to partially redeem 10% trust preferred securities of Capital Trust I, discussed below.

     On September 29, 2004, the Company announced the partial redemption of the 10.0% cumulative trust preferred securities issued by Matrix Bancorp Capital Trust I in July of 1999. The Company redeemed an aggregate amount of $15.0 million of the trust preferred and common securities in the amount of $25.00 for each trust preferred security, plus accumulated and unpaid distributions through the redemption date, which was October 29, 2004.

     The trend of net cash used by our operating activities experienced over the reported periods results primarily from the growth at Matrix Bank and regular operating activities. The trend of net cash used by operations is dependent upon the Company's decision to retain Matrix Bank's earnings at Matrix Bank and leverage the earnings by increasing its interest earning assets through the purchase of primarily residential mortgage loans. In the future, we believe the trend of net cash used will decrease as the Company's intent is to resume Matrix Bank's historical dividend policy and thus to retain less than 100% of the earnings of Matrix Bank at Matrix Bank. However, the retention of less earnings will not support the same level of growth as occurred in 2004. Also, we expect anticipated decreases in use of cash from the cost reductions that should be realized from, among other items, the transfer of the servicing asset at Matrix Financial to a sub-servicer, as well as continued return of capital committed to ABS through dividends to Matrix Bancorp as the loans receivable continue to be liquidated under a strategy adopted in 2003.

     The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company's liquidity. Historically, the majority of the dividend payments have been made by Matrix Bank. Due to the success experienced by certain of the fee based subsidiaries of Matrix Bancorp and the gains generated on the sale of our majority interest in Matrix Asset Management Corporation and our interest in Matrix Settlement and Clearance Services LLC as discussed in "Item 1. Business", dividends were also paid by these subsidiaries to the Company. As a result of the liquidity generated, Matrix Bank did not pay a dividend to the Company in 2004. The current dividend policy approved by Matrix Bank is 75% of the consolidated cumulative earnings of Matrix Bank. The current dividend policy approved by Matrix Bancorp Trading and First Matrix is 90% of the earnings of those subsidiaries. Absent these dividend payments, the Company intends to utilize the line of credit on its bank stock loan, as needed, to meet its own and the other subsidiaries financial obligations. Additionally, it is anticipated that during 2005, as was experienced in 2004, a portion of the capital that was committed to ABS will be returned through dividends to Matrix Bancorp from ABS as the loans receivable at ABS are liquidated under a strategy adopted in 2003. The timing and amounts of this liquidation cannot be determined with certainty at this time, but are anticipated to provide additional liquidity to the Company during 2005.

     Matrix Bank's primary source of funds for use in lending, purchasing bulk loan portfolios, investing and other general purposes are:

     o    trust deposits;
     o    FHLBank borrowings;
     o    brokered deposits;
     o    custodial escrow balances;
     o    other institutional wholesale and retail deposits;
     o    sales of loan portfolios and investment securities; and
     o proceeds from principal and interest payments on loans and investment securities.

     Contractual   loan  payments  and  net  deposit  inflows  are  a  generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLBank as its primary source for borrowings. At December 31, 2004, Matrix Bank had overnight and term borrowings from the FHLBank of $506.1 million. The availability of FHLBank borrowings is based on the level of collateral pledged. Generally, the availability will be limited based on eligible collateral pledged or 50% of total assets. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing rights portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occurs. For a tabular presentation of the our short-term borrowings, see "Asset and Liability Management--Short-Term Borrowings."

     Matrix Bank offers a variety of deposit accounts having a range of interest rates and terms. Matrix Bank's retail deposits principally consist of demand deposits and certificates of deposit. The flow of deposits is influenced by general economic conditions, changes in prevailing interest rates and competition. Matrix Bank's retail deposits were previously obtained primarily from the branches in Sun City, Arizona and Las Cruces, New Mexico. As noted in

"Item 1. Business--Sale of Matrix Bank Branches" those branches were sold in 2004, including approximately $178.5 million of retail deposits, which represented approximately 12.5% of our average interest-bearing liabilities. The sale of the branches is not expected to have a significant impact on the liquidity at Matrix Bank. Other funding sources discussed will be utilized to replace the deposits. On a continuing basis, traditional retail deposits will be generated from the area surrounding the Denver, Colorado location, but are not anticipated to be a significant portion of our liquidity.

     Brokered deposits are accepted and have been utilized to support growth and maintenance of liquidity at Matrix Bank. In pricing deposit rates, management considers profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by competitors. Matrix Bank intends to continue its efforts to attract deposits from commercial and wholesale sources as a primary source of funds to support its lending and investing activities.

     The following table sets forth the average balances for each major category of Matrix Bank's deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

                                                              Year Ended December 31,
                             -------------------------------------------------------------------------------------------
                                         2004                           2003                           2002
                             -----------------------------  -----------------------------  -----------------------------
                                              Weighted                       Weighted                       Weighted
                                Average        Average         Average        Average         Average        Average
                                Balance         Rate           Balance         Rate           Balance         Rate
                             -------------- --------------  -------------- --------------  -------------- --------------
                                                              (Dollars in thousands)
Passbook accounts            $      3,014        1.26 %     $      5,706        1.30 %     $      5,998         1.95 %
NOW accounts                      166,608        0.16            159,140        0.21            119,585         0.48
Money market accounts             619,835        0.73            444,468        0.81            302,479         1.22
Time deposits                      77,188        3.35            114,175        1.92            130,544         4.55
Brokered deposits                 110,909        2.95            222,448        2.28            338,682         3.30
                             ------------   -----------     ------------     ---------     ------------     ----------
     Total deposits          $    977,554        1.09 %     $    945,937        1.41 %     $    897,288         2.40 %
                             ============   ===========     ============     =========     ============     ==========

     The following table sets forth the amount of Matrix Bank's certificates of deposit that are greater than $100 thousand by time remaining until maturity as of December 31, 2004:

                                                            Weighted Average
                                                  Amount       Rate Paid
                                            --------------- ------------------
                                                  (Dollars in thousands)
 Three months or less                       $          -              -    %
 Over three months through six months                  -              -
 Over six months through twelve months                 -              -
 Over twelve months                                  855              4.27
                                            --------------  -----------------
          Total                             $        855              4.27 %
                                            ==============  =================

     We actively monitor Matrix Bank's compliance with regulatory capital requirements. Historically, Matrix Bank has increased its core capital through the retention of a portion of its earnings. Matrix Bank's future growth is dependent upon retention of a portion of its earnings and will be funded primarily through institutional wholesale deposit growth, brokered deposits, borrowings from the FHLBank and custodial deposits directed by affiliates.

     ABS School Services' principal source of funding for school financing consists of its internal capital, sales of loans to third party institutions and partnership trusts with unaffiliated financial institutions. Amounts available to be sold and amounts to be financed are at the purchaser's and lender's sole discretion. One of our facilities maintained at a third party institution matured in September 2004. Cash proceeds generated from the sale or refinancing of the underlying loans used as collateral for the financing were used to repay the maturing facility. The second facility which currently has an outstanding balance of approximately $14.8 million matures in September of 2005. We are in the process of renewing the facility. However, there can be no assurances that such facility will be renewed. We do not anticipate significantly increasing our current loan portfolio.

     Under a purchase and sale agreement, ABS has sold school financings to an unaffiliated financial institution, with full recourse to ABS. ABS services the school financings on a scheduled/scheduled remittance and in the case of a loss or default, upon the liquidation of the underlying collateral, ABS is required to reimburse the unaffiliated financial institution for any shortfall. Due to the control the unaffiliated financial institution has over the school financing, the transaction was accounted for as a sale. The recourse provisions were considered by us at the time of the sale. No gain or loss was booked at the sale date as the loans were sold at their carrying value. The total balance of the school financings sold with recourse is $7.4 million at December 31, 2004.

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

     With regard to the Adderley case at Sterling Trust discussed in "Item 3. Legal Proceedings," it was noted that the Court of Appeals for the Second District of Texas (Fort Worth) affirmed a portion of the jury's award for the plaintiffs and against Sterling Trust for actual damages of $6.2 million, plus post-judgment interest and conditional attorneys fees for the appeals. We also noted that we appealed this decision to the Supreme Court of Texas. The Supreme Court of Texas agreed to hear the appeal of Sterling Trust, and on September 29, 2004, oral argument was held before the Supreme Court of Texas. Notwithstanding the fact that the Supreme Court of Texas has heard this appeal by Sterling Trust, no assurances can be given that the appeal will be successful or that the Supreme Court of Texas will render an opinion favorable to Sterling Trust. If we are unsuccessful in this appeal, and if we elect to contribute the capital to Sterling Trust to pay the judgment, there would be a significant impact on the liquidity of the Company.

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

     Allowance for Loan and Valuation Losses. The Company currently views the determination of the allowance for loan and valuation losses as a critical accounting policy that requires significant judgments, assumptions and estimates used in preparation of its consolidated financial statements. The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolios, which represent the largest asset type on the consolidated balance sheet. Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

     The allowance for loan losses consists of three components, pools of homogenous loans with similar risk characteristics, individually significant loans, often classified, that are measured for impairment and a component representing estimated probable inherent but undetected losses, which also contemplates the imprecision in the credit risk models utilized to calculate the allowance.

     Pools of homogenous loans with similar risk characteristics are assessed for probable losses. Matrix Bank performs a quarterly loss migration analysis and loss factors are updated regularly based on actual experience. The analysis also examines historical loss experience and the related internal gradings of loans charged off. The loss migration analysis considers inherent but undetected losses within the portfolio. These losses may arise due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. This component of the allowance also considers inherent imprecision in the loan loss migration models. The Company has expanded the geographic footprint in which it operates, and changed its portfolio mix in recent years. As a result, historical loss experience data used to establish allocation estimates may not precisely correspond to the current portfolio. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical loss factors used may not be representative of actual unrealized losses inherent in the portfolio.

     The portion of the allowance established for loans measured for impairment reflects expected credit losses resulting from analyses developed through specific credit allocations for individual loans. The specific credit allocations are based on regular analyses of all significant loans where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values.

     The last component of the allowance for loan losses is a portion which represents the estimated probable inherent but undetected losses, and the imprecision in the credit risk models utilized to calculate the allowance. This component of the reserve is not associated with any particular loan type and is reflective of the uncertainty surrounding general economic conditions and ongoing uncertainty with respect to a small number of individually large loans.

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

     Valuation of Mortgage Servicing Rights and Loans Held for Sale. The Company also considers its lower of cost or market valuations which apply to the valuation of mortgage servicing rights and loans held for sale to be a critical accounting policy that requires use of judgments, assumptions and estimates. Our mortgage servicing portfolio does not trade in an active open market with readily observable market prices. Although sales of mortgage servicing rights do occur, the exact terms and conditions may not be readily available. As such, mortgage servicing rights are established and valued in accordance with SFAS 140 using discounted cash flow modeling techniques which require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing rights asset. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing rights, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and may be adjusted to reflect the specific characteristics of the Company's portfolio. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value. Management compares its fair value estimates and assumptions to observable market data where available and to recent market activity and believes that the fair values and related assumptions are comparable to those used by other market participants. The Company has recorded impairment reserves and recoveries of such reserves based on the market conditions and the valuation analysis. Although management believes its process for determining the impairment reserve required adequately considers all of the potential factors that could potentially result in declines in value of the mortgage servicing rights, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for impairment could be required that could adversely affect earnings or financial position in future periods.

     The Company classifies a majority of its loan assets as held for sale. Loans held for sale are required to be carried at the lower of cost or market in accordance with SFAS 65, "Accounting for Certain Mortgage Banking Activities." Many of the loans owned by the Company either do not trade in an active market or trade in inefficient markets. As such, the market value of loans without available market prices is estimated by loan type using interest rates for reasonably comparable assets found in the secondary marketplace. Other factors including delinquency, existence of government guarantees, and other economic factors are considered in estimating the fair value of loans held for sale. Management compares its fair value estimates and assumptions to observable market data where available and to recent market activity and believes the fair values and related assumptions are comparable to those used by other market participants. A rising interest rate environment could possibly result in declines in the market value of the loans held for sale, which could adversely affect earnings or financial position in future periods. The Company mitigates risk associated with declines in the estimated fair value of its loans held for sale by predominately holding loans with variable interest rates that are less market sensitive to interest rate fluctuations. In addition, in 2005 management is considering the use of derivative instruments to hedge the change in value or cash flows from loans due to changes in interest rates.

     Litigation. The Company also considers the judgments and assumptions concerning litigation as a critical accounting policy. The Company has been notified that we are a defendant in a number of legal proceedings. Most of these cases involve ordinary and routine claims incidental to our business. We accrue for contingent liabilities with respect to litigation matters in accordance with the requirements of SFAS 5, which generally requires the Company to accrue a loss for a litigation matter involving a contingent liability if the loss is probable and the amount of the loss is reasonably estimable. See a full description of such proceedings at "Item 3. Legal Proceedings." With respect to all pending litigation matters, our ultimate legal responsibility, if any, cannot be estimated with certainty. Based on the ultimate outcome of such proceedings, it is possible that future results of operations and financial position for any particular quarterly or annual period could be materially affected by changes in our assumptions related to such proceedings.

     Any material effect on the consolidated financial statements related to these critical accounting areas is also discussed in this financial review.

Recent Accounting Pronouncements

     Note 2 to the consolidated financial statements discusses new accounting policies adopted by the Company during 2004 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this discussion and the notes to the consolidated financial statements.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

     The following table presents, as of December 31, 2004, the Company's significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced Note to the consolidated financial statements.

                                                                  As of December 31, 2004
                                      ---------------------------------------------------------------------------
                                          Note       1 Year      1 to 3     3 to 5       Over 5
                                        Reference    or Less     Years       Years        Years        Total
                                      -----------   ---------   --------    --------    ----------   ------------
                                                                 (Dollars in thousands)
Contractual Obligations
Deposits (passbook, NOW and money
   market)                                 12       $      -    $     -     $      -    $866,974     $  866,974
Certificate accounts                       12        206,418      43,861       1,906           -        252,185
FHLBank borrowings                         15        465,000      30,000      10,000       1,118        506,118
Borrowed money                             13         17,000       4,573           -      10,000         31,573
Junior subordinated debentures owed
   to unconsolidated subsidiary trusts     14              -           -           -      61,835         61,835
Operating leases                           19          1,100       1,225         304         375          3,004

     A schedule of significant commitments at December 31, 2004 follows:

Commitments                                                           (Dollars in thousands)
Commitments to extend credit:
  Loans secured by mortgages                                                $ 32,499
  Construction loans                                                          37,522
  Commercial lines of credit                                                     337
  Commercial loans                                                             2,468
  Consumer loans                                                                 323
Standby letters of credit                                                      3,078
Commitments to purchase single family mortgage loans                          60,120
Commitments to purchase USDA and SBA loans                                    37,905
Commitments to sell USDA and SBA loans and securities                         16,042

     Further discussion of these commitments is included in Note 19 of the consolidated financial statements. In addition, the Company has contingencies due to various litigation matters which are also discussed in Note 19 of the consolidated financial statements.

     The Company may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of the significant contractual arrangements under which the Company may be held contingently liable, including guarantee arrangements, is included in Note 19 of the consolidated financial statements.

     The Company's off-balance sheet arrangements, which include the use of school financing sale agreements, are discussed further in Note 13 of the consolidated financial statements.

Forward Looking Statements

     Certain statements contained in this annual report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "predict," "believe," "plan," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this annual report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: third party claims or actions in relation to the ongoing or future bankruptcies of the Company's customers; interest rate fluctuations; level of delinquencies; defaults and prepayments; general economic conditions; competition; government regulation; possible future litigation; the actions or inactions of third parties, and actions or inactions of those that are parties to the existing or future bankruptcies of the Company's customers or litigation related thereto; unanticipated developments in connection with the bankruptcy actions or litigation described above, including judicial variation from existing legal precedent and the decision by one or more parties to appeal decisions rendered; the risks and uncertainties discussed elsewhere in this annual report and in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 2005; and the uncertainties set forth from time to time in the Company's periodic reports, filings and other public statements.

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

Item 8.  Financial Statements and Supplementary Data

     See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.  Controls and Procedures

     Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(b) of the Securities Exchange Act of 1934. As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures as of December 31, 2004 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the SEC's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that have significantly affected, or are likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.  Other Information

     None.

                                    PART III
Items 10 through 14.

     The information for these items is incorporated from the definitive proxy statement to be filed with the Commission within 120 days of December 31, 2004.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules

     (a) (1) and (a) (2) Financial statements and financial statement schedules

          See Index to Financial Statements on page F-1.

     (b) Exhibits

          See Exhibit Index, beginning on page II-1.

     (c) Financial Statement Schedules

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2005.

                              MATRIX BANCORP, INC.


Dated:  March 14, 2005        /s/ D. Mark Spencer
                              D. Mark Spencer
                              President and Co-Chief Executive Officer
                              (Principal Executive Officer)

Dated:  March 14 , 2005       /s/ Richard V. Schmitz
                              Richard V. Schmitz
                              Co-Chief Executive Officer

Dated:  March 14, 2005        /s/ David W. Kloos
                              David W. Kloos
                              Senior Vice President and Chief Financial Officer
                              (Principal Accounting and Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                  Title                                       Date

/s/ D. Mark Spencer                         President, Co-Chief Executive               March 14, 2005
D. Mark Spencer                             Officer and a Director
                                            (Principal Executive Officer)

/s/ Richard V. Schmitz                      Co-Chief Executive Officer and              March 14, 2005
Richard V. Schmitz                          Chairman of the Board


/s/ David A. Frank                          Director                                    March 14, 2005
David A. Frank


/s/ Robert T. Slezak                        Director                                    March 14, 2005
Robert T. Slezak


/s/ Lester Ravitz                           Director                                    March 14, 2005
Lester Ravitz


/s/ Dr. James Bullock                       Director                                    March 14, 2005
Dr. James Bullock


                                INDEX TO EXHIBITS
  3.1        //////             Articles of Amendment to the Articles of Incorporation (3.1)
  3.2        +                  Bylaws, as amended, of the Registrant (3.2)
  4.1        +                  Specimen Certificate for Common Stock of the Registrant (4.1)
  4.2        + o                Amended and Restated 1996 Stock Option Plan (4.2)
  4.3        ***o               Amendment No. 1 to the 1996 Amended and Restated Employee Stock Option Plan of the
                                      Registrant (4.1)
  4.4        ***o               Amendment No. 2 to the 1996 Amended and Restated Employee Stock Option Plan of the
                                      Registrant (4.2)
  4.5        <<<<<<<<<< o       Form of Non-Qualified Stock Option Agreement (99.1)
  4.6        <<<<<<<<<< o       Form of Director Non-Qualified Stock Option Agreement (99.2)
  4.7        // o               Employee Stock Purchase Plan, as amended (4.4)
  4.8        ^                  Form of Indenture by and among the Registrant and State Street Bank and Trust Company, as
                                      trustee, relating to the 10% Junior Subordinated Debentures due 2029 (4.7)
  4.9        ^                  Form of Junior Subordinated Debentures (4.8)
  4.10       ^                  Certificate of Trust of Matrix Bancorp Capital Trust I (4.9)
  4.11       ^                  Form of Amended and Restated Trust Agreement of Matrix Bancorp Capital Trust I (4.10)
  4.12       ^                  Form of Preferred Security Certificate for Matrix Bancorp Capital Trust I (4.11)
  4.13       ^                  Form of Preferred Securities Guarantee Agreement of the Company relating to the Preferred
                                      Securities (4.12)
  4.14       ^                  Form of Agreement as to the Expenses and Liabilities (4.13)
  4.15       ^^                 Amended and Restated Trust Agreement, dated May 11, 2001, between Matrix Bancorp,
                                      Inc. and Matrix Bancorp, Inc., as Trustee (4.2)
  4.16       *                  Indenture between the Registrant and Wilmington Trust Company, as debenture trustee, dated as of March 28, 2001, relating to the 10.18% junior subordinated deferrable interest debentures due June 8, 2031 (10.5)
  4.17       *                  Amended and Restated Declaration of Trust of Matrix Bancorp Capital Trust II, dated as of March 28, 2001 (10.6)
  4.18       *                  Common Securities Guarantee Agreement of the Registrant, dated as of March 28, 2001
                                      (10.7)
  4.19       *                  Capital Securities Guarantee Agreement of the Registrant, dated as of March 28, 2001
                                      (10.8)
  4.20       **                 Indenture between the Registrant and The Bank of New York, as debenture trustee, dated as of July 16, 2001, relating to the 10.25% junior subordinated deferrable interest debentures due July 25, 2031 (10.3)
  4.21       **                 Amended and Restated Declaration of Trust of Matrix Bancorp Capital Trust III, dated as of July 16, 2001 (10.4)
  4.22       **                 Common Securities Subscription Agreement of the Registrant, dated as of July 16,
                                      2001 (10.5)
  4.23       **                 Capital Securities Agreement of the Registrant, dated as of June 28, 2001 (10.6)
  4.24       /////              Indenture between the Registrant and Wilmington Trust Company, as trustee, dated as of November 28, 2001, relating to Floating Rate Junior Subordinated Debt
                                      Securities due 2031 (4.26)
  4.25       /////              Amended and Restated Declaration of Trust of Matrix Bancorp Capital Trust IV, dated as of November 28, 2001 (4.27)
  4.26       /////              Guarantee Agreement of the Registrant, dated as of November 28, 2001 (4.28)
  4.27       *****              Junior Indenture  between the Registrant and The Bank of New York, as trustee,  dated as of July 25,  2002,  relating  to  Floating  Rate  Junior  Subordinated  Debt
                                      Securities, due July 25, 2032 (4.1)
  4.28       *****              Amended and Restated Trust  Agreement of Matrix Bancorp  Capital Trust V, dated as of
                                      July 25, 2002 (4.2)
  4.29       *****              Guarantee Agreement of Matrix Bancorp Capital Trust V, dated as of July 25, 2002
                                      (4.3)
  4.30       ##                 Junior Indenture between the Registrant and Deutsche Bank Trust Company Americas,
                                      dated as of August 30, 2004, relating to Junior Subordinated Debt Securities, due
                                      October 18, 2034 (10.3)

  4.31       ##                 Amended and Restated Trust Agreement of Matrix Bancorp Capital Trust VI, dated as of
                                      August 30, 2004 (10.1)
  4.32       ##                 Guarantee Agreement of Matrix Bancorp Capital Trust VI, dated as of August 30, 2004 (10.2)
  4.33       <<<<               Rights Agreement dated as of November 4, 2002, between Matrix Bancorp, Inc. and
                                      Computershare Trust Company, which includes the form of Articles of Amendment to State Terms of Series A Junior Participating Preferred Stock, $0.01 par
                                      value, the form of Right Certificate and the Summary of Rights (4.1)
  4.34       <<<<               Form of Articles of Amendment to State Terms of Series A Junior Participating
                                      Preferred Stock (4.1)
  4.35       ///////            Indenture, dated February 13, 2004, between Registrant and Wells Fargo Bank, as
                                      Trustee, relating to Floating Rate Subordinated Debt Security due 2014 (4.32)
  10.1       +                  Assignment and Assumption Agreement, dated as of June 28, 1996, by and among Mariano
                                      C. DeCola, William M. Howdon, R. James Nicholson and Matrix Funding Corp.
                                      (10.30)
  10.2       ?                  Amendment to Assignment and Assumption Agreement, dated as of August 13, 2002, by and among Mariano C. DeCola, William M. Howdon, R. James Nicholson and Matrix
                                      Funding Corp.
  10.3       +                  Development Management Agreement, dated as of June 28, 1996, by and among Matrix
                                      Funding Corp. and Nicholson Enterprises, Inc. (10.31)
  10.4       ///                Coyote Creek Planned Unit Development Agreement, dated as of July 1, 1998, by and among Fort Lupton, L.L.C. and Matrix Funding Corp. (10.12)
  10.5       +                  Fort Lupton Golf Course Residential and Planned Unit Development Agreement, dated as of November 28, 1995 (10.36)
  10.6       ////               Credit Agreement, dated as of December 27, 2000, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders (10.15)
  10.7       *                  First Amendment to Credit Agreement, dated as of March 5, 2001, by and between
                                      Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders (10.3)
  10.8       **                 Second Amendment to Credit Agreement, dated as of July 27, 2001, by and between
                                      Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders (10.2)
  10.9       /////              Third Amendment to Credit Agreement, dated as of December 26, 2001, by and between
                                      Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders (10.19)
  10.10      ****               Fourth Amendment to Credit Agreement, dated as of March 31, 2002, by and between
                                      Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders (10.2)
  10.11      ******             Fifth Amendment to Credit Agreement, dated as of March 29, 2003, by and between
                                      Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders (10.1)
  10.12      #                  Sixth Amendment to Credit Agreement, dated as of March 31, 2004, by and between
                                      Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders (10.1)
  10.13      ////               Lease dated as of September 1, 1999, by and between Matrix Financial Services
                                      Corporation and Suncor Development Company (10.22)
  10.14      ////o              Matrix Bancorp, Inc. Executive Incentive Plan (10.27)
  10.15      /////o             Matrix Bancorp, Inc. (f/k/a Matrix Capital Corporation) 401(k) Profit Sharing Plan
                                      (10.29)
  10.16      /////o             Amendment No. 1, effective as of January 1, 1994, to the Registrant's 401(k) Profit
                                      Sharing Plan (10.30)
  10.17      /////o             Amendment No. 2, effective as of May 20, 1996, to the Registrant's 401(k) Profit
                                      Sharing Plan (10.31)
  10.18      /////o             Amendment No. 3, effective as of April 1, 1997, to the Registrant's 401(k) Profit
                                      Sharing Plan (10.32)
  10.19      /////o             Amendment No. 4, effective as of December 30, 2001, to the Registrant's 401(k)
                                      Profit Sharing Plan (10.33)

  10.20      <<< o             Consulting Agreement, dated as of June 5, 2002, by and between Guy A. Gibson and
                                      Matrix Bancorp, Inc. (10.1)
  10.21      <<<<<             Purchase and Assumption Agreement, dated as of February 28, 2003, by Matrix
                                      Financial Services Corporation, as seller, and AmPro Mortgage Corporation, as purchaser (10.1)
  10.22      ******            First Amendment to Purchase and Assumption Agreement, dated as of April 18, 2003, by and between Matrix Financial Services Corporation, as seller, Matrix Capital
                                      Bank, as parent, and AmPro Mortgage Corporation, as purchaser (10.2)
  10.23      *******           Second Amendment to Purchase and Assumption Agreement, dated as of July 22, 2003, by and between Matrix Financial Services Corporation, as seller, Matrix Capital
                                      Bank, as parent, and AmPro Mortgage Corporation, as purchaser (10.1)
  10.24      <<<<<<            Third Amendment to Purchase and Assumption Agreement, dated as of August 31, 2003, by and between Matrix Financial Services Corporation, as seller, Matrix
                                      Capital Bank, as parent, and AmPro Mortgage Corporation, as purchaser (10.4)
  10.25      ///////o          Change of Control Agreement, dated as of October 28, 2003 by and between Matrix
                                      Bancorp, Inc. and David W. Kloos (10.39)
  10.26      ///////o          Change of Control Agreement, dated as of October 28, 2003 by and between Matrix
                                      Bancorp, Inc. and T. Allen McConnell (10.40)
  10.27      <<<<<<<<<< o      First Amendment to Change of Control Agreement, dated as of February 15, 2005 and effective February 11, 2005 by and between Matrix Bancorp, Inc. and T. Allen
                                      McConnell (10.1)
  10.28      ///////           Branch Purchase and Deposit Assumption Agreement, dated as of January 30, 2004 by and between Matrix Capital Bank and FirstBank (10.41)
  10.29      ##                Branch Purchase and Deposit Assumption Agreement, dated as of July 7, 2004 by and between Matrix Capital Bank and AccessBank (10.4)
  10.30      <<<<<<<<          Contribution and Sale Agreement, dated as of August 31, 2004 by and among First
                                      American Real Estate Solutions LLC, Matrix Bancorp, Inc., and Matrix Asset
                                      Management Corporation (10.1)
  10.31      ##                Operating Agreement of Matrix Asset Management LLC dated as of September 10, 2004
                                      (10.5)
  10.32      <<<<<<<<<         Contribution Agreement dated as of December 1, 2004 by and among Bluff Point
                                      Associates Corp., McInerney/Gabriele Family Limited Partnership, R. Clifton
                                      D'Amato, John H. Moody, MSCS Ventures, Inc., Matrix Bancorp, Inc., Matrix
                                      Capital Bank, Optech Systems, Inc., Let Lee and MG Colorado Holdings, Inc.
                                      (10.1)
  12         FH                Statement Re: Computations of Ratios
  21         FH                Subsidiaries of the Registrant
  23.1       FH                Consent of KPMG LLP
  31.1       FH                Certification by D. Mark Spencer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  31.2       FH                Certification by Richard V. Schmitz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  31.3       FH                Certification by David W. Kloos pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
  32.1       FH                Certification by D. Mark Spencer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  32.2       FH                Certification by Richard V. Schmitz pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  32.3       FH                Certification by David W. Kloos pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------------

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

         ///////    Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's  annual report on
                    Form 10-K for the fiscal year ended December 31, 2003, filed by the Registrant with the Commission.

         <          Incorporated by reference from the exhibit number shown in parenthesis  from the  Registrant's  report on Form
                    8-K, filed by the Registrant with the Commission on April 8, 1998.

         <<         Incorporated by reference from the exhibit number shown in parenthesis  from the  Registrant's  report on Form
                    8-K filed by the Registrant with the Commission on June 30, 2000.

         <<<        Incorporated by reference from the exhibit number shown in parenthesis  from the  Registrant's  report on Form
                    8-K filed by the Registrant with the Commission on June 6, 2002.

         <<<<       Incorporated by reference from the exhibit number shown in parenthesis  from the  Registrant's  report on Form
                    8-K filed by the Registrant with the Commission on November 6, 2002.

         <<<<<      Incorporated by reference from the exhibit number shown in parenthesis  from the  Registrant's  report on Form
                    8-K filed by the Registrant with the Commission on March 4, 2003.

         <<<<<<     Incorporated by reference from the exhibit number shown in parenthesis  from the  Registrant's  report on Form
                    8-K filed by the Registrant with the Commission on August 31, 2003.

         <<<<<<<    Incorporated by reference from the exhibit number shown in parenthesis  from the  Registrant's  report on Form
                    8-K filed by the Registrant with the Commission on September 15, 2003.

         <<<<<<<<   Incorporated by reference from the exhibit number shown in parenthesis  from the  Registrant's  report on Form
                    8-K filed by the Registrant with the Commission on September 15, 2004.

         <<<<<<<<<  Incorporated by reference from the exhibit number shown in parenthesis  from the  Registrant's  report on Form
                    8-K filed by the Registrant with the Commission on December 6, 2004.

         <<<<<<<<<< Incorporated by reference from the exhibit number shown in parenthesis  from the  Registrant's  report on Form
                    8-K filed by the Registrant with the Commission on February 16, 2005.

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

          #         Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's  quarterly report on Form 10-Q for the quarter ended March 31, 2004, filed by the Registrant with the Commission.

          ##        Incorporated by reference from the exhibit number shown in parenthesis from the Registrant's  quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed by the Registrant with the Commission.

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

                          INDEX TO FINANCIAL STATEMENTS

   Consolidated Financial Statements of Matrix Bancorp, Inc. and Subsidiaries


Report of Independent Registered Public Accounting Firm.....................F-2

Consolidated Balance Sheets--December 31, 2004 and 2003.....................F-3

Consolidated Statements of Operations--for the years ended
December 31, 2004, 2003 and 2002............................................F-4

Consolidated Statements of Shareholders' Equity and Comprehensive Income
(Loss) for the years ended December 31, 2004, 2003 and 2002.................F-6

Consolidated Statements of Cash Flows--for the years ended
December 31, 2004, 2003 and 2002............................................F-7

Notes to Consolidated Financial Statements..................................F-9

             Report of Independent Registered Public Accounting Firm



The Board of Directors and Shareholders
Matrix Bancorp, Inc.:

We have audited accompanying consolidated balance sheets of Matrix Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matrix Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for variable interest entities in 2003 and changed its method of accounting for goodwill and other intangible assets in 2002.



                                          KPMG LLP


Denver, Colorado
March 14, 2005

                                               Matrix Bancorp, Inc. and Subsidiaries
                                                    Consolidated Balance Sheets

                                         (Dollars in thousands, except share information)

                                                                                  December 31,
                                                                              2004               2003
                                                                        ------------------------------------
Assets
Cash and cash equivalents                                               $       40,471     $      32,538
Interest-earning deposits and federal funds sold                                 2,398             1,972
Investment securities                                                          316,367           152,508
Loans held for sale, net                                                       989,822           999,454
Loans held for investment, net                                                 379,717           344,802
Mortgage servicing rights, net                                                  26,574            39,744
Other receivables                                                               35,139            43,884
FHLBank stock, at cost                                                          33,481            30,682
Premises and equipment, net                                                     19,037            24,981
Bank owned life insurance                                                       21,569            20,613
Other assets, net                                                               21,330            24,208
Foreclosed real estate, net                                                      2,955             8,538
                                                                        ------------------------------------
Total assets                                                            $    1,888,860     $   1,723,924
                                                                        ====================================

Liabilities and shareholders' equity
Liabilities:
   Deposits                                                             $    1,119,159     $     974,059
   Custodial escrow balances                                                    51,598            85,466
   FHLBank borrowings                                                          506,118           458,204
   Borrowed money                                                               31,573            47,970
   Junior subordinated debentures owed to unconsolidated subsidiary
     trusts                                                                     61,835            66,525
   Other liabilities                                                            23,955            18,508
   Income taxes payable and deferred income tax liability                        2,307             3,508
                                                                        -----------------------------------
Total liabilities                                                            1,796,545         1,654,240
                                                                        -----------------------------------
Commitments and contingencies (Note 19)

Shareholders' equity:
   Preferred stock, par value $0.0001; authorized
     5,000,000 shares; no shares outstanding                                         -                 -
   Common stock, par value $0.0001; authorized 50,000,000 shares;
     issued and outstanding 6,620,850 and 6,518,981 shares at
     December 31, 2004 and 2003, respectively                                        1                 1
   Additional paid-in capital                                                   21,432            20,615
   Retained earnings                                                            70,756            48,859
   Accumulated other comprehensive income                                          126               209
                                                                        -----------------------------------

Total shareholders' equity                                                      92,315            69,684
                                                                        -----------------------------------
Total liabilities and shareholders' equity                              $    1,888,860     $   1,723,924
                                                                        ===================================

See accompanying notes to consolidated financial statements.

                                               Matrix Bancorp, Inc. and Subsidiaries
                                               Consolidated Statements of Operations

                                         (Dollars in thousands, except share information)

                                                                                  Years Ended December 31,
                                                                              2004           2003           2002
                                                                        ----------------------------------------------
Interest and dividend income:
   Loans and securities                                                  $     73,363   $     72,667  $     82,715
   Interest-earning deposits                                                    1,063          1,040         1,273
                                                                        ----------------------------------------------
Total interest and dividend income                                             74,426         73,707        83,988

Interest expense:
   Savings and time deposits                                                    5,900          9,410        17,242
   Demand and money market deposits                                             4,765          3,928         4,254
   FHLBank borrowings                                                          12,391          9,379         9,478
   Borrowed money and junior subordinated debentures                            8,743          9,282        10,304
                                                                        ----------------------------------------------
Total interest expense                                                         31,799         31,999        41,278
                                                                        ----------------------------------------------
Net interest income before provision for loan and valuation losses             42,627         41,708        42,710
Provision for loan and valuation losses                                         3,269          3,641         2,821
                                                                        ----------------------------------------------
Net interest income after provision for loan and valuation losses              39,358         38,067        39,889

Noninterest income:
   Loan administration                                                         15,253         21,668        27,359
   Brokerage                                                                   10,629         10,873         8,105
   Trust services                                                               7,853          6,781         5,345
   Real estate disposition services                                             7,786          6,624         4,153
   Gain on sale of loans and securities                                         6,618         14,267         5,480
   Gain on sale of assets                                                      31,767              -             -
   Gain on sale of mortgage servicing rights, net                                   -              -           675
   School services                                                              2,871          2,420         4,616
   Other                                                                        5,650          6,696         6,201
                                                                        ----------------------------------------------
Total noninterest income                                                       88,427         69,329        61,934

Noninterest expense:
   Compensation and employee benefits                                          32,891         34,984        36,350
   Amortization of mortgage servicing rights                                   16,100         32,497        24,176
   Occupancy and equipment                                                      6,166          6,172         5,600
   Postage and communication                                                    2,001          2,435         2,676
   Professional fees                                                            3,242          3,357         2,770
   Data processing                                                              3,005          2,860         2,796
   Subaccounting fees                                                           7,738          5,845         3,085
   (Recovery of) impairment on mortgage servicing rights                         (444)        (2,950)       14,219
   Other general and administrative                                            24,967         25,768        27,176
                                                                        ----------------------------------------------
Total noninterest expense                                                      95,666        110,968       118,848

Income (loss) from continuing operations before income taxes                   32,119         (3,572)      (17,025)
Income tax expense (benefit)                                                   10,359         (2,575)       (7,756)
                                                                        ----------------------------------------------
Income (loss) from continuing operations                                       21,760           (997)       (9,269)
                                                                        ----------------------------------------------
Discontinued operations:
Income from discontinued operations, net of income tax provision of
   $89, $2,149 and $3,439, respectively                                           137          3,322         5,317
                                                                        ----------------------------------------------
Net income (loss)                                                        $     21,897   $      2,325  $     (3,952)
                                                                        ==============================================

                                               Matrix Bancorp, Inc. and Subsidiaries
                                               Consolidated Statements of Operations

                                         (Dollars in thousands, except share information)

                                                                                  Years Ended December 31,
                                                                              2004           2003           2002
                                                                        ----------------------------------------------
Income (loss) from continuing operations per share - basic              $       3.34   $      (0.15)       $    (1.43)
                                                                        ----------------------------------------------
Income (loss) from continuing operations per share - assuming dilution  $       3.28   $      (0.15)       $    (1.43)
                                                                        ----------------------------------------------

Income from discontinued operations per share - basic                   $       0.02   $       0.51        $     0.82
                                                                        ----------------------------------------------
Income from discontinued operations per share - assuming dilution       $       0.02   $       0.51        $     0.82
                                                                        ----------------------------------------------

Net income (loss) per share - basic                                     $       3.36   $       0.36        $    (0.61)
                                                                        ==============================================
Net income (loss) per share - assuming dilution                         $       3.30   $       0.36        $    (0.61)
                                                                        ==============================================

Weighted average shares - basic                                              6,520,239      6,494,803        6,462,272
                                                                        ==============================================
Weighted average shares - assuming dilution                                  6,630,006      6,539,195        6,462,272
                                                                        ==============================================

See accompanying notes to consolidated financial statements.

                                               Matrix Bancorp, Inc. and Subsidiaries
                    Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)

                                                      (Dollars in thousands)

                                                                                              Accumulated
                                          Common Stock      Additional                          Other                 Comprehensive
                                         -----------------    Paid-In   Treasury  Retained   Comprehensive                Income
                                         Shares     Amount    Capital    Shares   Earnings      Income        Total       (loss)
                                         ------------------------------------------------------------------------------------------
Balance at December 31, 2001             6,518,604  $    1   $20,800     $    -   $ 50,486   $       25      $71,312
 Shares repurchased                        (66,060)      -         -       (726)         -            -         (726)
 Shares retired (389,560 shares)                 -       -      (726)       726          -            -            -
 Issuance of stock related to employee
   stock purchase plan and options          36,999       -       301          -          -            -          301
 Comprehensive (loss):
   Net loss                                      -       -         -          -     (3,952)           -       (3,952)    $ (3,952)
   Net unrealized holding gains,
     net of income tax                           -       -         -          -          -            1            1            1
                                                                                                                         ----------
 Comprehensive income                                                                                                    $ (3,951)
                                         --------------------------------------------------------------------------------==========
Balance at December 31, 2002             6,489,543  $    1   $20,375     $    -   $ 46,534   $       26      $66,936
                                         --------------------------------------------------------------------------------

Issuance of stock related to employee
  stock purchase plan and options           29,438       -       240          -          -            -          240
Comprehensive income:
  Net income                                     -       -         -          -      2,325            -        2,325     $  2,325
  Net unrealized holding gains,
    net of income tax(2)                         -       -         -          -          -          183          183          183
                                                                                                                         ----------
Comprehensive income                                                                                                     $  2,508
                                         --------------------------------------------------------------------------------=========
Balance at December 31, 2003             6,518,981  $    1   $20,615     $    -   $ 48,859   $      209      $69,684
                                         --------------------------------------------------------------------------------

Issuance of stock related to employee
  stock purchase plan and options          101,869       -       817          -          -            -          817
Comprehensive income:
  Net income                                     -       -         -          -     21,897            -       21,897     $ 21,897
  Net unrealized holding losses,
    net of income tax(1)(2)                      -       -         -          -          -          (83)         (83)         (83)
                                                                                                                         ----------
Comprehensive income                                                                                                     $ 21,814
                                         --------------------------------------------------------------------------------=========
Balance at December 31, 2004             6,620,850  $    1   $21,432     $    -   $ 70,756   $      126      $92,315
                                         --------------------------------------------------------------------------------

(1) Disclosure of reclassification amount
    Unrealized holding loss arising during the year ended December 31, 2004                                              $    (83)
    Less: reclassification adjustment of gains included in net income                                                           -
                                                                                                                         ----------
    Net unrealized holding loss on securities, net of income tax (2)                                                     $    (83)
                                                                                                                         ==========
(2) Net of income tax expense of $123 and income tax benefit of $(56) for 2003 and 2004, respectively

See accompanying notes to consolidated financial statements.

                                               Matrix Bancorp, Inc. and Subsidiaries
                                               Consolidated Statements of Cash Flows

                                                      (Dollars in thousands)

                                                                             Years Ended December 31,
                                                                         2004            2003         2002
                                                                   ---------------------------------------------
Operating activities
Income (loss) from continuing operations                            $    21,760      $      (997)    $ (9,269)
Adjustments to reconcile income (loss) from continuing
 operations to net cash used in operating activities:
   Depreciation and amortization                                          4,409            3,652        3,978
   Provision for loan and valuation losses                                3,269            3,641        2,821
   Amortization of mortgage servicing rights                             16,100           32,497       24,176
   (Recovery) impairment on mortgage servicing rights                      (444)          (2,950)      14,219
   Gain on sale of loans and securities                                  (6,618)         (14,267)      (5,480)
   Gain on sale of other assets                                         (31,767)               -            -
   Gain on sale of mortgage servicing rights, net                             -                -         (675)
   Loss on sale of building and equipment                                    25                -           17
   Loss (gain) on sale of foreclosed real estate                             51             (925)        (284)
   Tax benefits on stock options exercised                                 (234)               -            -
   Changes in assets and liabilities:
   Proceeds from the sale of trading securities                         179,174                -            -
   Loans originated for sale, net of loans sold                          12,324          (16,216)    (109,014)
   Loans purchased for sale                                          (1,738,181)      (1,636,986)  (1,127,632)
   Principal payments on, and proceeds from sale of loans held          632,879          743,713      684,364
     for sale
   Originated mortgage servicing rights, net                               (615)          (5,717)     (34,511)
   Decrease in other receivables and other assets                        18,344           18,508       10,608
   Decrease in payable for purchase of mortgage servicing rights           (199)            (581)      (3,956)
   Increase (decrease) in other liabilities, income taxes
     payable and deferred income tax liability                            4,445           (5,191)      26,964
                                                                   ---------------------------------------------
Net cash used in operating activities from continuing operations       (885,278)        (881,819)    (523,674)
   Net cash provided by discontinued operations                             137          353,903      139,964
                                                                   ---------------------------------------------
Net cash used in operating activities                                  (885,141)        (527,916)    (383,710)
                                                                   ---------------------------------------------
Investing activities
Loans originated and purchased for investment                          (129,714)        (236,055)    (253,672)
Principal repayments on loans held for investment                       154,869          130,302      137,972
Loans sold in the sale of Matrix Bank branches                           22,837                -            -
Purchase of available for sale securities                              (103,615)         (29,397)     (10,994)
Proceeds from sale of available for sale securities                     779,350          653,744      422,685
Proceeds from maturity and prepayment of available for sale              30,825            1,348        1,728
  securities
Purchase of held to maturity securities                                 (42,594)         (40,440)           -
Proceeds from the maturity and prepayment of held to maturity            11,145                -            -
  securities
Purchase of FHLBank stock, net                                           (2,799)            (303)     (12,198)
Purchase of bank owned life insurance                                         -          (20,000)           -
Purchases of premises and equipment                                        (576)          (4,121)     (17,614)
Proceeds from the sale of Matrix Bank branches premises and               4,788                -            -
  equipment
Proceeds from the sale of other assets                                   20,302                -            -

                                             Matrix Bancorp, Inc. and Subsidiaries
                                         Consolidated Statements of Cash Flows (continued)

                                                      (Dollars in thousands)

                                                                             Years Ended December 31,
                                                                         2004            2003         2002
                                                                   ---------------------------------------------
Acquisition of mortgage servicing rights                            $      (871)     $      (374)   $       -
Proceeds from the sale of building and equipment                              -                -           45
Proceeds from sale of foreclosed real estate                             11,011           12,306        8,306
Proceeds from sale of mortgage servicing rights                               -                -        9,682
                                                                   ---------------------------------------------
Net cash provided by investing activities                               754,958          467,010      285,940
                                                                   ---------------------------------------------
Financing activities
Net increase in deposits                                            $   319,034      $    40,102       67,722
Net deposits sold with sale of Matrix Bank branches                    (173,934)               -            -
Net (decrease) increase in custodial escrow balances                    (33,868)         (66,324)      22,125
Increase (decrease) in revolving lines and FHLBank borrowings, net       33,047           60,530      (18,663)
Payments of notes payable                                               (11,530)          (1,515)      (1,981)
Proceeds from notes payable and financing arrangements                    9,760                -        2,000
Payment of financing arrangements                                             -              (29)         (61)
Proceeds from issuance of capital securities of subsidiary trusts        10,000                -        5,000
Redemption of capital securities of subsidiary trusts                   (14,550)               -            -
Treasury shares repurchased                                                   -                -         (726)
Proceeds from issuance of common stock related to employee stock
  purchase plan and options                                                 583              240          301
                                                                    --------------------------------------------
Net cash provided by financing activities                               138,542           33,004       75,717
                                                                    --------------------------------------------
Increase (decrease) in cash and cash equivalents                          8,359          (27,902)     (22,053)
Cash and cash equivalents at beginning of the year                       34,510           62,412       84,465
                                                                    --------------------------------------------
Cash and cash equivalents at end of the year                         $   42,869      $    34,510    $  62,412
                                                                    ============================================
Supplemental disclosure of non-cash activity
Loans securitized and transferred to foreclosed real estate
  and other assets                                                   $   14,094      $    12,572    $   8,010
                                                                    ============================================
Loans securitized and transferred to securities available for sale   $  761,384      $   708,507    $ 435,528
                                                                    ============================================
Loans securitized and transferred to trading securities              $  251,336      $         -    $       -
                                                                    ============================================
Securities available for sale transferred to trading securities      $   54,163      $         -    $       -
                                                                    ============================================
Loans held for sale transferred to loans held for investment         $   88,778      $         -    $       -
                                                                    ============================================

Supplemental disclosure of cash flow information
Cash paid for interest                                               $   31,487      $    32,592    $  45,050
                                                                    ===========================================
Cash paid (received) for income taxes                                $   11,649      $     2,879    $  (4,074)
                                                                    ============================================

See accompanying notes to consolidated financial statements.

                      Matrix Bancorp, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

1.   Organization

Matrix Bancorp, Inc. (the "Company") is a unitary thrift holding company that, through its subsidiaries, is a diversified financial services company headquartered in Denver, Colorado. The Company's operations are conducted primarily through Matrix Capital Bank ("Matrix Bank"), Matrix Financial Services Corporation ("Matrix Financial"), Matrix Bancorp Trading, Inc. ("Matrix Bancorp Trading"), MTXC Realty Corp. ("MTXC Realty"), ABS School Services, L.L.C. ("ABS"), Sterling Trust Company ("Sterling") and First Matrix Investment Services Corp. ("First Matrix"), all of which are wholly owned subsidiaries of the Company.

Matrix Bank, a federally chartered savings and loan association, serves the local and national community through its Denver, Colorado location, primarily by acquiring residential loans, originating commercial real estate, Small Business Administration and multi-family loans, providing trust services, and to a lesser extent personal and business depository services. During 2002, Matrix Bank completed the relocation of its domicile from Las Cruces, New Mexico to Denver. During 2004, Matrix Bank entered into definitive agreements to sell its two retail branches in Las Cruces and its retail branch in Sun City, Arizona to Access Anytime BanCorp, Inc.'s subsidiary, FirstBank, as discussed more fully in
Note 5 below. The sale of the branches is not expected to significantly impact the operations or liquidity of Matrix Bank or the Company.

The Company's mortgage banking business is primarily conducted through Matrix Financial, and was established with the primary objective of originating, acquiring and servicing residential mortgage loans. On September 2, 2003, the Company announced the final closing, and substantial completion of the sale by Matrix Financial of substantially all of its assets associated with its wholesale mortgage origination platform, as discussed more fully in Note 6 below. The servicing platform was retained. These servicing functions were transferred to a third party sub-servicer effective December 1, 2004. This sub-servicing arrangement is not expected to impact loan administration revenues of the Company, but is anticipated to help lower the overall cost structure at Matrix Financial.

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

The Company's real estate disposition services business was conducted by Matrix Asset Management Corporation, which provided real estate management and disposition services on foreclosed properties owned by financial service companies and financial institutions. During 2004, the Company sold substantially all of the assets related to Matrix Asset Management, retaining a 25% interest in the new company created by the purchaser, as discussed more fully in Note 3 below. The sale closed effective September 1, 2004. We retained MTXC Realty, a former division of Matrix Asset Management Corporation, which operates a real estate brokerage office operating exclusively in the Denver metro area.

Sterling is a non-bank trust company specializing in the administration of self-directed individual retirement accounts, qualified business retirement plans and personal custodial accounts, as well as corporate escrow and paying agent services.

                      Matrix Bancorp, Inc. and Subsidiaries

First Matrix is registered with the National Association of Securities Dealers as a fully disclosed broker-dealer. First Matrix is headquartered in Denver, Colorado and has a branch office in Memphis, Tennessee. First Matrix focuses as agent for Matrix Bank on the acquisition, brokering, securitization and sale of Small Business Administration ("SBA") loans and SBA securities.

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

2.   Significant Accounting Policies

Basis of Presentation

Accounting Research Bulletin No. 51 ("ARB 51"), Consolidated Financial Statements, requires a company's consolidated financial statements to include subsidiaries in which the company has a controlling financial interest. This requirement has been applied to subsidiaries in which a company has a majority voting interest. Investments in companies in which the Company controls operating and financing decisions (principally defined as owning a voting or economic interest greater than 50%) are consolidated, and intercompany accounts and transactions have been eliminated in consolidation. The Company's investment in Matrix Settlement & Clearance Services, LLC ("MSCS") in which the Company had significant influence over operating and financing decisions (principally defined as owning a voting or economic interest of 20% to 50%) through November 30, 2004 was accounted for by the equity method of accounting. This investment was included in other assets and the Company's proportionate share of income or loss included in other noninterest income. On November 30, 2004, the Company sold its 45% membership interest in MSCS, as discussed more fully in Note 4 below. The Company has received approximately 5% of outstanding common stock of the new company formed by the purchasers of MSCS. The Company's investment in the new company, in which the Company has no control or influence over operating and financing decisions (principally defined as owning a voting or economic interest of less than 20%), is accounted for by the cost method of accounting. Any dividends distributed on this investment are included in other noninterest income.

The voting interest approach defined in ARB 51 is not applicable in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. In such instances, Financial Accounting Standards Board Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities", and the revised FIN 46R, indicate when a company should include in its financial statements the assets, liabilities and activities of another entity. In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 provides guidance on how to identify a VIE and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. Generally, a VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The

                      Matrix Bancorp, Inc. and Subsidiaries

Company has 6 VIE's in the form of its wholly-owned subsidiary trusts that issued capital securities to third-party investors and to certain direct and indirect interests in investment partnerships, commonly referred to as Trust Preferred securities. Such VIE's have been deconsolidated in the financial statements beginning in 2003 with the implementation of FIN 46. Further discussion regarding these securitization trusts is included below and in Note 14.

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

The Company views the allowance for loan and valuation losses as a critical accounting policy that requires significant judgments, assumptions and estimates used in preparation of its consolidated financial statements. See further detail in this Note for a detailed description of the Company's process and methodology related to the allowance for loan and valuation losses.

The Company also considers the valuations of mortgage servicing rights and loans held for sale, which require the asset to be recorded at lower of cost or market, to be critical accounting policies that require judgments, assumptions and estimates used in preparation of its consolidated financial statements. See further detail in this Note for a detailed discussion concerning the use of estimates in the valuation of mortgage servicing rights and loans held for sale.

The Company also considers the judgments and assumptions concerning litigation as a critical accounting policy. The Company has been notified that we are a defendant in a number of legal proceedings, as discussed in detail in Note 19. Most of these cases involve ordinary and routine claims incidental to our business. We accrue for contingent liabilities with respect to litigation matters in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies," which generally requires the Company to accrue a loss for a litigation matter involving a contingent liability if the loss is probable and the amount of the loss is reasonably estimable. In order to determine whether the two conditions necessary for accrual are met, management makes a number of judgments and assumptions. Because the outcome of most litigation matters is inherently uncertain, the Company will generally only a accrue a loss for a pending litigation matter if, for example, the parties to the matter have entered into definitive settlement agreements or a final judgment adverse to the Company has been entered. With respect to all pending litigation matters, our ultimate legal responsibility, if any, cannot be estimated with certainty. Based on the ultimate outcome of such proceedings, it is possible that future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions related to such proceedings.

                      Matrix Bancorp, Inc. and Subsidiaries

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

Certain reclassifications have been made to prior years consolidated financial statements and related notes to conform to the current year presentation.

Derivative Instruments and Hedging Activities

The Company, through its subsidiary Matrix Financial, had historically entered into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of mortgage servicing rights asset. As discussed further below, during the second quarter of 2004, the Company made the decision to remove the hedge and did not reconstitute the hedging position throughout the remainder of the year ended December 31, 2004. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

Under the guidelines of SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities", as amended, ("SFAS 133") all derivative instruments are required to be carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.

At December 31, 2004 and 2003, the Company has no derivative that meets the hedge accounting provisions provided under SFAS 133, and at December 31, 2004, has no economic or other hedges outstanding. However, the Company does have contracts and commitments that meet the definition of a derivative. SFAS 133 requires the Company to record certain commitments principally related to the purchase of assets to be held for sale as derivatives on the consolidated balance sheets. See Note 19 for further details on off-balance sheet risk and concentration of commitments.

Historically, the Company had a program that utilized derivative instruments to hedge a portion of its investment in mortgage servicing rights. The Company's hedge was an economic hedge to offset changes in fair value of mortgage servicing rights caused by changes in interest rates with changes in hedge instruments that consist of futures contracts and options on futures. During the second quarter of 2004, the Company made the decision to remove the hedge based on the underlying characteristics of the servicing portfolio, amongst other considerations, including our asset and liability mix. For the year's ended December 31, 2004 and 2003, the change in the fair value of the derivative instruments is recorded with a corresponding charge or credit to income.

Investment Securities

Securities available for sale include mortgage-backed securities and SBA securities. Securities available for sale are carried at estimated fair value with the change in unrealized gains and losses reported in other comprehensive

                      Matrix Bancorp, Inc. and Subsidiaries
income, net of tax, which is included as a separate component in shareholders' equity. Realized gains and losses on the sale of, and other-than-temporary impairment charges on, available for sale securities are recorded in gains on sale of loans and securities using the specific-identification method.

Securities held to maturity include mortgage-backed securities. Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Trading securities include SBA securities. Securities are classified as trading securities when they are created or bought and held principally for the purpose of selling them in the near term. Trading securities are carried at estimated fair value with the change in unrealized gains and losses reported in other income.

The Company purchases the guaranteed portion of SBA loans from third-party lenders and then securitizes these loans into SBA guaranteed pooled securities through the use of a fiscal and transfer agent approved by the SBA. The certificates are then sold directly to institutional investors, achieving legal isolation. The process of securitizing SBA loans into pools of SBA certificates is prescribed by the SBA and must be followed to obtain the SBA guarantee. This securitization meets the requirements for sale treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," ("SFAS 140"). An SBA approved fiscal and transfer agent associated with the SBA securitizations issues certificates once all the necessary documents to support the transaction have been provided by the Company. The SBA guarantees the credit risk with respect to the loans sold. In accordance with SFAS 140, sales of these securitized loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale, and each subsequent sale when the combined net sales proceeds and, if applicable, retained interests differ from the loans' allocated carrying amount. Net gains or losses are recorded in noninterest income.

Loans Held for Sale

Loans purchased or originated without the intent to hold to maturity are classified as held for sale. Loans held for sale are carried at the lower of aggregate cost, net of discounts or premiums and a valuation allowance, or estimated fair market value. Estimated fair market value is determined using forward commitments to sell loans or mortgage-backed securities to permanent investors, or current market rates for loans of similar quality and type. Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations. SFAS No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases," requires discounts or premiums on loans held for sale be deferred until the related loan is sold. The Company appropriately accretes discounts and amortizes premiums related to repayment of loan principal, which is included in interest income. The loans are primarily secured by 1-to-4 family residential real estate located throughout the United States or guaranteed by the SBA.

                      Matrix Bancorp, Inc. and Subsidiaries

Loans  are  considered  sold  when  the  Company  surrenders  control  over  the transferred assets to the purchaser, with standard representations and warranties, and when the risks and rewards inherent in owning the loans have been transferred to the buyer. At such time, the loan is removed from the loan portfolio and a gain or loss is recorded on the sale. Gains and losses on loan sales are determined based on the difference between the allocated cost basis of the assets sold and the proceeds, which includes the estimated fair value of any assets or liabilities that are newly created as a result of the transaction. Losses related to recourse provisions are accrued as a liability at the time such additional losses are determined, and recorded as part of noninterest expense. Losses related to asset quality are recorded against the allowance for loan and valuation losses at the time the loss is probable and quantifiable.

Loans Held for Investment

Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held for investment. Loans held for investment generally are reported at unpaid principal balances adjusted for charge offs, net of unearned discounts and premiums, deferred loan fees, and allowance for loan losses. The loans include residential mortgage loans, commercial loans, multi-family, and SBA loans, and are primarily secured by real estate. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized into interest income as an adjustment to the yield over the term of the loan.

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

Allowance for Loan and Valuation Losses

The allowance for loan and valuation losses is management's estimate of probable credit losses inherent in the loan portfolios. Management takes into consideration factors such as the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions.

The allowance for loan losses consists of three components, pools of homogeneous loans with similar risk characteristics, individually significant loans, often classified, that are measured for impairment and a component representing estimated probable inherent but undetected losses, which also contemplates the imprecision in the credit risk models utilized to calculate the allowance.

Pools of homogeneous loans with similar risk characteristics are assessed for probable losses based on loss migration analysis where loss factors are updated regularly based on actual experience. The analysis also examines historical loss experience and the related internal gradings of loans charged off. The loss migration analysis also considers inherent but undetected losses within the portfolio.

                      Matrix Bancorp, Inc. and Subsidiaries

The portion of the allowance established for loans measured for impairment reflects expected losses resulting from analyses developed through specific credit allocations for individual loans.

The last component of the allowance for loan losses is a portion which represents the estimated probable inherent but undetected losses, and the imprecision in the credit risk models utilized to calculate the allowance. This component of the allowance is not associated with any particular loan type and is reflective of the uncertainty surrounding general economic conditions and ongoing uncertainty with respect to a small number of individually large loans or uninsured single family mortgage loans.

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

The estimated fair value of MSRs is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its MSRs by product type, interest rate and investor to reflect the predominant risk characteristics. To determine the estimated fair value of MSRs, the Company uses a valuation model that calculates the present value of discounted future cash flows. In using this valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, including incremental interest cost of servicer advances, foreclosure expenses and losses, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. For purposes of performing an impairment analysis on MSRs, the Company estimates fair value using the following primary assumptions: prepayment speeds ranging from 90 PSA (Public Securities Association prepayment speed measurement) to 1,512 PSA; discount rates ranging from 9.00% to 17.00%; and default rates ranging from 0% to 100%.

MSRs are evaluated for impairment in accordance with SFAS 140. The factors discussed above are used to determine impairment. If temporary impairment exists within a risk stratification tranche, a valuation allowance is established

                      Matrix Bancorp, Inc. and Subsidiaries
through a charge to income equal to the amount by which the carrying value exceeds the fair value. If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced through acredit to noninterest expense.

MSRs are also reviewed for other-than-temporary impairment. Other-than-temporary impairment exists when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, preventing subsequent recoveries.

As of December 31, 2004 and 2003, a valuation allowance of $3,406,000 and $6,450,000, respectively, was required, and the fair value of the aggregate MSRs was approximately $26,574,000 and $39,744,000, respectively.

Gain on sale of MSRs is recorded when title to MSRs and the risks and rewards inherent in owning the MSRs have been transferred to the buyer.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated lives of the assets, which generally range from 2 to 7 years for software, office furniture and equipment and 40 years for buildings. Leasehold improvements are amortized over the shorter of the useful economic life or the lease term.

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

Impairment or Disposal of Long-Lived Assets

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. The subsidiaries are charged for the taxes applicable to their profits calculated on the basis of filing separate income tax returns. Matrix Bank qualifies as a savings and loan association for income tax purposes.

The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on

                      Matrix Bancorp, Inc. and Subsidiaries
differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loan Administration Income

Loan administration income represents service fees and other income earned from servicing loans for various investors. Loan administration income includes service fees that are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Service fees on loans and all other income are recognized when the related payments are received. The servicing functions previously performed by Matrix Financial were transferred to a third party sub-servicer in the fourth quarter of 2004. Loan administration fees are not expected to be impacted by this transfer.

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

Real Estate Disposition Services Income

Real estate disposition services income represents fees earned related to real estate management and disposition services provided to others, as well as real estate brokerage fees. Real estate disposition services income is recognized when services are performed. See Note 3 for a discussion of the sale of substantially all of our assets related to our real estate disposition services subsidiary.

School Services Income

School services income represents fees earned related to outsourced business and consulting services provided to schools. School services income is recognized when services are performed.

Subaccounting fees

Subaccounting fees represent fees paid to a third party to service depository accounts on our behalf. Such fees are paid to third parties that provide Matrix Bank custodial and wholesale deposits.

Stock-Based Compensation

At December 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 18. We apply the intrinsic

                      Matrix Bancorp, Inc. and Subsidiaries
value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," ("Opinion No. 25"). Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plan. As allowed by SFAS 123 and SFAS 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment to FASB Statement No. 123," we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS 123. Accordingly, we do not recognize compensation expense for our stock-based plan, as we do not issue options at exercise prices below the market value at the date of the grant. In December 2004, the FASB revised SFAS 123 with SFAS 123(R),
"Share-Based Payment," ("SFAS 123(R)") which eliminates the intrinsic value-based method and requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. The Company is required to adopt SFAS 123(R) for the interim period beginning July 1, 2005. The Company currently expects to adopt SFAS 123(R) with the interim period beginning July 1, 2005 under the modified prospective method. As a result, the Company will have compensation expense for any awards granted after the date of adoption, and will include compensation expense for the unvested portions of previously granted awards that remain outstanding at the date of adoption.

Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net income (loss) and income (loss) per share would have been changed to the pro forma amounts indicated below:


                                                                    Year ended December 31,
                                                            2004             2003              2002
                                                     ------------------------------------------------------
                                                           (Dollars in thousands, except share data)
Net income (loss):
   Net income (loss) as reported                     $      21,897     $        2,325    $     (3,952)
   Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for awards, net of related tax effects                     (236)              (262)           (358)
                                                     ------------------------------------------------------
   Pro forma                                         $      21,661     $        2,063    $     (4,310)
                                                     ======================================================
Income (loss) per share:
   Basic, as reported                                $        3.36     $          0.36   $      (0.61)
                                                     ======================================================
   Basic, pro forma                                  $        3.32     $          0.32   $      (0.67)
                                                     ======================================================
   Diluted, as reported                              $        3.30     $          0.36   $      (0.61)
                                                     ======================================================
   Diluted, pro forma                                $        3.27     $          0.32   $      (0.67)
                                                     ======================================================

Cash and Cash Equivalents

Cash equivalents, for purposes of the consolidated statements of cash flows, consist of nonrestricted cash, federal funds sold and interest-earning deposits with banks with original maturities, when purchased, of three months or less.

Income (Loss) Per Common Share

Basic income (loss) per common share from continuing operations is computed by dividing income (loss) from continuing operations by the weighted average number of common shares outstanding for the period. Basic and diluted income per common

                      Matrix Bancorp, Inc. and Subsidiaries
share from discontinued operations is computed by dividing income from discontinued operations by the weighted average number of common shares for the period, and the effect of potentially dilutive securities, such as stock options and warrants outstanding for the year ("dilutive securities"). Net income per common share assuming dilution is computed by dividing net income by the weighted average number of common shares outstanding for the year and the effect of potentially dilutive securities. Due to the net loss in 2002, the potentially dilutive securities were not used in the calculation of diluted loss per share for the year ended December 31, 2002.

Restructuring Charges

Associated with the transfer by Matrix Financial of the servicing function for our MSRs to a third party sub-servicer in the fourth quarter of 2004, the Company recorded pre-tax charges of approximately $1.4 million related to write-offs for furniture, fixtures, leasehold improvements and retention packages. These charges are included in noninterest expense for the year ended December 31, 2004.

Associated with the purchase of Matrix Financial Center by Matrix Bank in 2002, Matrix Bancorp and certain subsidiaries with various leased office space throughout the Denver metropolitan area moved their offices into Matrix Financial Center. Associated with this move, the Company recorded a pre-tax charge of $700,000 in other general and administrative expenses for the year ended December 31, 2002. The charge represents the excess of costs to be incurred on original leased space in excess of expected revenues on subleasing of the space or terminating original lease commitments. Moving expenses associated with the final relocation are included in other general and administrative expenses for the years ended December 31, 2003 and 2002.

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

Impact of Recently Issued Accounting Standards

In March 2004, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 105, "Application of Accounting Principles to Loan Commitments" which provides guidance regarding mortgage loan interest rate lock commitments related to loans held for sale as written options, effective for commitments entered into after March 31, 2004. Prior to February 28, 2003 (corresponding to the first closing date of the sale of the Production Platform of Matrix Financial as discussed more fully in Note 6), the Company entered into such commitments with customers in connection with residential mortgage loan applications; however, the amount of these commitments is no longer material to the Company's consolidated financial statements. The impact of implementing this guidance did not have a significant impact on the consolidated financial statements.

In December 2004, the FASB issued a revision to SFAS 123, with SFAS 123(R). SFAS 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, "Statement of Cash Flows." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Proforma disclosure, as included in Note 2 to the

                      Matrix Bancorp, Inc. and Subsidiaries
consolidated financial statements above, is no longer an alternative. The Company is required to adopt SFAS 123(R) for the interim period beginning July 1, 2005. The Company currently expects to adopt SFAS 123(R) with the interim period beginning July 1, 2005 under the modified prospective method. See further discussion in Note 2 to the consolidated financial statements above. We believe the adoption of SFAS 123(R) will have a minor impact on the consolidated financial statements. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described above in our disclosure of pro forma net income (loss) and income (loss) per share in this Note.

In March 2004, the Emerging Issues Task Force Issue No. 03-1, "The meaning of Other-than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"), was issued. EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless it can be asserted and demonstrated that the Company has the intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment, which might mean to maturity. EITF 03-1 also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. In September 2004, the FASB delayed the effective date for the measurement and recognition guidance contained in EITF 03-1, but the disclosure guidance was not delayed. The Company is continuing to assess the impact of this EITF, but does not expect the implementation to have a significant impact on the consolidated financial statements. See Note 8 to the consolidated financial statements herein for required disclosures of EITF 03-1.

In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a VIE and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur. In December 2003, the FASB revised FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities was required for periods ending after March 15, 2004, unless previously applied. During the fourth quarter of 2003, the Company applied the provisions of FIN 46 and the revised FIN 46 to its wholly-owned subsidiary trusts that issued capital securities to third-party investors and to certain direct and indirect interests in investment partnerships. The application of FIN 46, and early adoption of the reissued FIN 46, resulted in the deconsolidation of the wholly-owned subsidiary trusts. The assets and liabilities of the subsidiary trusts that are deconsolidated total $61,835,000 and $66,525,000, respectively. See Note 14 for further discussion of these trusts and the Company's related obligations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, as well as amends certain other existing FASB

                      Matrix Bancorp, Inc. and Subsidiaries
pronouncements. In general, SFAS 149 is effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material impact on the consolidated financial statements.

In June 2001, the FASB issued SFAS No 142, "Goodwill and Other Intangible Assets," that supersedes APB Opinion No. 17. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are to be reviewed at least annually for impairment, under impairment guidelines established in the statement. SFAS 142 also changes the amortization methodology in intangible assets that are deemed to have finite lives and adds to required disclosures regarding goodwill and intangible assets. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on January 1, 2002 and its unamortized balance of goodwill as of that date was $1,004,000. Beginning in 2002, the Company ceased its amortization of goodwill. During the fourth quarter of 2002, under guidelines contained in the statement, management performed an analysis concerning potential impairment of the goodwill carried at ABS, and determined an impairment of goodwill was present, and the entire goodwill balance of $1,004,000 was written off. The consolidated balance of goodwill is $0 at both December 31, 2004 and 2003.

3.  Sale of Majority Interest in Real Estate Disposition Services Subsidiary

On September 10, 2004, the Company announced the sale by Matrix Asset Management Corporation ("MAMC") of substantially all of its assets related to its real estate management and disposition business. After the sale, we have retained a 25% interest in the new company created by the purchaser, Matrix Asset Management, LLC, ("MAM, LLC"), as well as our remaining operations in MAMC, renamed MTXC Realty, of a real estate brokerage office operating exclusively in the Denver metro area. As part of the transaction, referrals for the sale of real estate managed by MAM, LLC in the Denver metro area generally will be referred to MTXC Realty. During the third quarter 2004, the Company recorded a gain on sale of approximately $13,500,000. The Company received payment in the form of cash and a note receivable of $5,000,000, payable in quarterly principal and interest payments over three years, which is included in other receivables at December 31, 2004. The 25% ownership will be accounted for using the equity method of accounting. Due to our 25% ownership, we will continue to reflect the operations of MTXC Realty, including the future equity earnings in MAM, LLC, as continuing operations. At December 31, 2004, the investment in MAMC included in other assets in the consolidated balance sheet is $688,000. The Company may require the purchaser to purchase its 25% interest in MAM, LLC at anytime, the purchase price of which may be paid by the purchaser, at its option, in cash or a combination of cash and an unsecured promissory note. The purchaser, in turn, may require the Company to sell its 25% interest to the purchaser for cash at any time during the 30-calendar day period beginning on December 26th of each year, commencing December 26, 2007. The purchase price for the 25% interest will be determined in accordance with a fair value formula that considers the earnings and net worth of MAM, LLC, as set forth in MAM, LLC's Operating Agreement.

For as long as the Company owns an interest in MAM, LLC and for a period of one year thereafter, the Company has agreed that, except in limited circumstances, neither the Company nor any of its affiliates will engage in, directly or indirectly, the real estate disposition services business. The parties have also entered into an agreement that the majority owner of MAM, LLC, will maintain a certain level of deposits at Matrix Bank through a date specified in the Contribution and Sales Agreement.

The following unaudited pro forma condensed consolidated financial information presented for the years ended December 31, 2004, 2003 and 2002, is based upon the Company's historical results from operations, adjusted to reflect the impact

                      Matrix Bancorp, Inc. and Subsidiaries
of the sale of substantially all of the assets of MAMC and the retention of the 25% minority interest in MAM, LLC as if the sale had occurred January 1, 2002. The $13,500,000 pre-tax gain on the sale of the assets of MAMC during the year ended December 31, 2004 is also excluded from the pro forma balances as this gain is a nonrecurring item that is the direct result of the transaction. The pro forma condensed consolidated financial information is presented for illustrative purposes only and is not indicative of any future results of operations or the results that might have occurred if the disposition had actually been completed on the indicated dates. MAMC had net assets of $1,000,000, which were sold to the purchaser. For all periods for which pro forma financial information is required, MAMC had total assets of less than $10,000,000, and accordingly, presentation of consolidated balance sheet information is not required, nor meaningful.

                                                                  Years Ended December 31,
                                 --------------------------------------------------------------------------------------------
                                        As        Pro Forma           As        Pro Forma            As         Pro Forma
                                     Reported    (Unaudited)       Reported    (Unaudited)        Reported      (Unaudited)
                                             2004                          2003                            2002
                                 -----------------------------  ----------------------------    -----------------------------
                                                      (Dollars in thousands, except share information)
Net interest income after
   provision for loan and
   valuation losses               $    39,358        39,358      $   38,067        38,067        $    39,889         39,889
Noninterest income                     88,427        68,523          69,329        63,306             61,934         58,028
Noninterest expense                    95,666        90,891         110,968       105,988            118,848        115,686
                                 -----------------------------  ----------------------------    -----------------------------
Income (loss) from continuing
   operations before income taxes      32,119        16,990          (3,572)       (4,615)           (17,025)       (17,025)

Income tax provision (benefit)         10,359         4,404          (2,575)       (3,001)            (7,756)        (8,057)
                                 -----------------------------  ----------------------------    -----------------------------
Income (loss) from continuing
   operations                          21,760        12,586            (997)       (1,614)           (9,269)         (9,712)

Income from discontinued
   operations, net of income tax          137           137           3,322         3,322             5,317           5,317
                                 -----------------------------  ----------------------------    -----------------------------
Net income (loss)                 $    21,897        12,723      $    2,325         1,708        $   (3,952)         (4,395)
                                 =============================  ============================    =============================

Income (loss) per share - basic
                                  $      3.36          1.95      $      0.36           0.26      $     (0.61)         (0.68)
                                 =============================  ============================    =============================
Income (loss) per share -
   assuming dilution              $      3.30          1.92      $      0.36           0.26      $     (0.61)         (0.68)
                                 =============================  ============================    =============================

4.  Sale of Interest in Matrix Settlement and Clearances Services, LLC

On November 30, 2004, the Company through certain of its subsidiaries, entered into definitive agreements to sell the 45% membership interest in MSCS, as well as all of the assets of the trust operations of Matrix Bank, to MG Colorado Holdings, Inc. ("MGCH"), which is an entity controlled by the principals of Optech Systems, Inc., one of the original co-owners of MSCS along with the Company.

In consideration of the sale of the 45% membership interest in MSCS, the Company has received approximately 5% of the outstanding common stock of MGCH, and cash. This portion of the transaction closed December 1, 2004.

                      Matrix Bancorp, Inc. and Subsidiaries

As a result of the sale, the Company recorded a pre-tax gain on sale of approximately $8,242,000, which is included in the gain on sale of other assets for the year ended December 31, 2004. The 5% ownership interest retained is accounted for using the cost basis of accounting. In consideration of the sale of the assets of the trust operations of Matrix Bank, MGCH will issue common stock of approximately 2% of the outstanding common stock of MGCH. Consummation of the sale of the assets of the trust operations of Matrix Bank is conditioned on customary closing conditions, including receipt of applicable regulatory approvals and other necessary third party consents and approvals. In the event that such closing conditions are not met prior to December 1, 2005, the parties shall be relieved from any further obligations in connection with the sale of the assets of the trust operations.

The parties have also entered into an agreement that continues the depository relationship of the companies through at least September 30, 2006.

The Contribution Agreement entered into provides for customary indemnification by each party to the other for taxes and breaches of representations and
warranties.   The   indemnifications  are  subject  to  certain  conditions  and limitations, including a cap on indemnification related to the assets of the trust operations of $750,000. The parties indemnification obligations will expire on December 1, 2006, provided that indemnification obligations related to the assets of the trust operations of Matrix Bank will continue for a period thereafter as defined in the Contribution Agreement.

The Company and its subsidiaries, and former members of MSCS have agreed that for a period of four years from December 1, 2004, they will not compete with MGCH in the provision of automated mutual fund clearing and settlement services through the National Securities Clearing Corporation ("NSCC"), or in the provision of custodial and trust services to outside third party administrators or record keepers in connection with the NSCC services. Additionally, in connection with the receipt of the common stock of MGCH, the Company and other stockholders of MGCH have agreed to transfer and voting restrictions on their shares of MGCH common stock and have agreed to sell their shares along with the majority shareholders of MGCH if so requested.

The following unaudited pro forma condensed consolidated financial information presented for the years ended December 31, 2004, 2003 and 2002, is based upon the Company's historical results from operations, adjusted to reflect the impact of the sale of our interest in MSCS as if the sale had occurred January 1, 2002. The $8,242,000 pre-tax gain on the sale of our interest in MSCS during the year ended December 31, 2004 is also excluded from the pro forma balances as this gain is a nonrecurring item that is the direct result of the transaction. The pro forma condensed consolidated financial information is presented for illustrative purposes only and is not indicative of any future results of operations or the results that might have occurred if the disposition had actually been completed on the indicated dates.

                      Matrix Bancorp, Inc. and Subsidiaries

                                                                  Years Ended December 31,
                                 --------------------------------------------------------------------------------------------
                                        As        Pro Forma           As        Pro Forma            As         Pro Forma
                                     Reported    (Unaudited)       Reported    (Unaudited)        Reported      (Unaudited)
                                             2004                          2003                            2002
                                 -----------------------------  ----------------------------    -----------------------------
                                                      (Dollars in thousands, except share information)
Net interest income after
   provision for loan and
   valuation losses               $    39,358        39,358      $   38,067        38,067        $    39,889         39,889
Noninterest income                     88,427        78,693          69,329        68,171             61,934         61,720
Noninterest expense                    95,666        95,666         110,968       110,968            118,848        118,848
                                 -----------------------------  ----------------------------    -----------------------------
Income (loss) from
   continuing operations
   before income taxes                 32,119        22,385          (3,572)       (4,730)           (17,025)       (17,239)
Income tax provision
   (benefit)                           10,359         6,535          (2,575)       (3,030)            (7,756)        (7,840)
                                 -----------------------------  ----------------------------    -----------------------------
Income (loss) from
   continuing operations              21,760         15,850            (997)       (1,700)            (9,269)        (9,399)

Income from discontinued
   operations, net of
   income tax                            137            137           3,322         3,322              5,317          5,317
                                 -----------------------------  ----------------------------    -----------------------------
Net income (loss)                 $   21,897         15,987      $    2,325         1,622        $    (3,952)        (4,082)
                                 =============================  ============================    =============================
Income (loss) per share -
   basic                          $     3.36           2.45      $     0.36          0.25        $     (0.61)         (0.63)
                                 =============================  ============================    =============================
Income (loss) per share -
   assuming dilution              $     3.30           2.41      $     0.36          0.25        $     (0.61)         (0.63)
                                 =============================  ============================    =============================


5.  Sale of Matrix Capital Bank Branches

On January 30, 2004,  the Company,  through its wholly owned  subsidiary  Matrix
Bank, entered into a definitive agreement to sell its two branches in Las Cruces, New Mexico to FirstBank, a subsidiary of Access Anytime BanCorp, Inc. ("FirstBank") The sale closed on May 1, 2004. The sale included deposits of the Las Cruces branches that totaled approximately $78,500,000, and loans of approximately $22,800,000, as well as the real estate and leases associated with the Las Cruces branches. As a result of the sale, the Company recorded a pre-tax gain of $5,087,000 which is included in gains on sale of other assets for the year ended December 31, 2004.

On July 12, 2004, the Company, through its wholly owned subsidiary Matrix Bank, entered into a definitive agreement to sell its branch in Sun City, Arizona to FirstBank. The sale closed on November 1, 2004. The sale included deposits of the Sun City branch that totaled approximately $104,000,000, a nominal amount of loans, as well as the real estate and leases associated with the branch. As a result of the sale, the Company recorded a pre-tax gain of $4,935,000 which is included in gains on sale of other assets for the year ended December 31, 2004.

                      Matrix Bancorp, Inc. and Subsidiaries

6.   Discontinued Operations

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

The purchase price was determined as follows:
     o The asset payment amount, which was $3,342,000 in payment for the tangible and intangible assets of the Platform as of the Initial Closing Date; plus
     o The Subsequently Acquired Assets payment amount, which was $577,000 in payment for the book value of the Subsequently Acquired Assets as of the Final Closing Date; plus
     o The production premium, which is generally 20 basis points times the original principal balance of all loans originated during the 12

                      Matrix Bancorp, Inc. and Subsidiaries
          months following the Initial Closing Date at Matrix Financial loan production offices purchased by Buyer. The production premium earned and reflected in discontinued operations is $226,000 and $6,836,000 before tax for the years ended December 31, 2004 and 2003, respectively; plus
     o The aggregate locked loan profitability amount, which pays Matrix Financial one-half of the profit over a specified threshold amount (the threshold being generally 30 basis points) on loans that funded during the first two months after the Initial Closing Date which resulted from its locked pipeline as of the Initial Closing Date and which was $160,000 before tax; plus or minus
     o The transition period gain or loss, which is a mechanism that provides for an approximation of the accounting for the transaction as if the entire sale and transfer occurs on the Initial Closing Date. Because the Platform generated a profit during the transition period of $11,594,000 before tax, Matrix Financial was required to pay such profit into an escrow account, and has reflected the amount as a component of the loss on sale of discontinued operations.

As a result of the sale, in the year ended December 31, 2003, the Company recorded an after tax loss on the sale of the platform of $2,792,000, or $(0.43) per diluted share, which is included in income from discontinued operations in the consolidated statements of operations. The operating income of the discontinued production platform is reflected in discontinued operations beginning in the first quarter of 2002, and the consolidated statements of operations for 2002 have been restated to reflect the production platform as a discontinued operation. Operating results of the discontinued operations, previously included in our mortgage banking segment, were as follows:

                                                                                   Years Ended December 31,
                                                                             2004             2003             2002
                                                                       ---------------------------------------------------
                                                                       (Dollars in thousands, except share information)
   Net interest income after provision for loan and valuation losses   $            -    $       3,477   $      6,490
   Noninterest income                                                             226           38,309         35,476
   Noninterest expense                                                              -           31,717         33,210
                                                                       ----------------  --------------  -----------------
   Operating income before taxes from discontinued operations                     226           10,069           8,756
      Income tax provision                                                         89            3,955           3,439
                                                                       ---------------- --------------- ------------------
      Operating income from discontinued operations                               137            6,114           5,317

   Loss on sale of production platform, net of income tax
        benefit of $1,806                                                           -           (2,792)              -
                                                                       ---------------- --------------- ------------------
   Income from discontinued operations, net of income taxes            $          137   $        3,322  $        5,317
                                                                       ================ =============== ==================
   Income from discontinued operations per share - basic               $         0.02   $         0.51  $         0.82
                                                                       ================ ==============  ==================
   Income from discontinued operations per share - diluted             $         0.02   $         0.51  $         0.82
                                                                       ===============  ==============  ==================

For a period of two years from the Initial Closing Date, Matrix Bank has agreed that neither Matrix Bank nor any of its affiliates will engage in, directly or indirectly, the single-family retail or wholesale mortgage origination business in those states in which the acquired division operates or is located as of the Initial Closing Date. However, this non-compete provision does not prohibit Matrix Bank or its affiliates from engaging in such business in order to comply with applicable law, rules, regulations, directives, agreements or orders from the Office of Thrift Supervision ("OTS") or other parties where it is necessary

                      Matrix Bancorp, Inc. and Subsidiaries
to resolve regulatory or supervisory concerns. Additionally, the non-compete provision does not apply in the event of a change in control of Matrix Bank or the Company.

The Purchase Agreement requires Matrix Bank to guarantee Matrix Financial's obligations under the Purchase Agreement if certain events occur, such as Matrix Financial's bankruptcy, failure to maintain a minimum net worth, or loss of voting control of Matrix Financial.

7.   Net Income (Loss) Per Share

The following table sets forth the computation of basic net income (loss) per share and net income (loss) per share, assuming dilution:

                                                                           Years Ended December 31,
                                                                      2004          2003            2002
                                                                 ----------------------------------------------
                                                                            (Dollars in thousands)
Numerator:
   Income (loss) from continuing operations, net of tax
     effects                                                     $       21,760    $     (997)     $   (9,269)
                                                                 ==============================================
   Income from discontinued operations, net of tax effects       $          137    $    3,322      $    5,317
                                                                 ==============================================
   Net income (loss)                                              $       21,897    $    2,325      $   (3,952)
                                                                 ==============================================
Denominator:
   Weighted average shares outstanding                                6,520,239     6,494,803      6,462,272
Effect of dilutive securities:
   Common stock options                                                 109,767        44,392              -
                                                                 ----------------------------------------------
Denominator for net income (loss) per share, assuming dilution        6,630,006     6,539,195      6,462,272
                                                                 ==============================================

For the year ended December 31, 2002, there were 90,702 stock options and warrants outstanding that were potentially convertible to common stock. Assuming conversion at the beginning of the year, the aggregate weighted average shares would have been 6,552,974 at December 31, 2002. These securities are anti-dilutive due to the net loss in 2002; therefore, these potentially dilutive securities have not been used in the calculation of diluted loss per share for the year ended December 31, 2002.

8.   Investment Securities

Investment securities available for sale were as follows:

                                        December 31, 2004                                 December 31, 2003
                          -----------------------------------------------    ---------------------------------------------
                                       Gross        Gross                                 Gross       Gross
                          Amortized  Unrealized  Unrealized   Carrying       Amortized  Unrealized  Unrealized  Carrying
                            Cost       Gains       Losses       Value          Cost       Gains       Losses      Value
                          -----------------------------------------------    ---------------------------------------------
                                                               (Dollars in thousands)
Mortgage-backed
   securities             $ 117,316  $      339  $     (145)  $  117,510     $  29,562  $      223  $        -  $  29,785
SBA securities                  930           -          (3)        927         82,515         124         (22)    82,617
                          -----------------------------------------------    ---------------------------------------------
Total                     $ 118,246  $      339  $     (148)  $ 118,437      $ 112,077  $      347  $      (22) $ 112,402
                          ===============================================    =============================================

Realized gains on the sale of securities available for sale, as determined by specific identification, were approximately $430,000, $564,000 and $78,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company expects to receive payments on investment securities available for sale over periods that are considerably shorter than the contractual maturities

                      Matrix Bancorp, Inc. and Subsidiaries
of the securities, which range from 6 to 30 years, due to prepayments. The carrying value of held for sale securities approximates the estimated fair value due to the variable rate nature of the securities.

Investment securities held to maturity were as follows:

                                                  December 31, 2004                            December 31, 2003
                                    -----------------------------------------------    -------------------------------------
                                    Amortized                                          Amortized
                                    Cost and    Gross        Gross                     Cost and    Gross
                                    Carrying    Unrealized   Unrealized  Estimated     Carrying    Unrealized   Estimated
                                    Value       Gaines       Losses      Fair Value    Value       Gaines       Fair Value
                                    -----------------------------------------------    -------------------------------------
                                                                         (Dollars in thousands)
Mortgage-backed securities           $   71,555  $      34   $    (174)   $   71,415      $    40,106   $      66   $   40,172
                                     ----------- ----------- ----------- ------------     ------------- ----------- ------------
Total                                $   71,555  $      34   $    (174)   $   71,415      $    40,106   $      66   $   40,172
                                     =========== =========== =========== ============     ============= =========== ============

The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2004 are as follows:

                                            Available for Sale                         Held to Maturity
                                    Amortized Cost  Estimated Fair Value    Amortized Cost  Estimated Fair Value
                                   -------------------------------------    ------------------------------------
                                                              (Dollars in thousands)
  Within 1 year                    $            -   $               -       $            -   $            -
  Over 1 year through 5 years                   -                   -                    -                -
  After 5 years through 10 years                -                   -                    -                -
  Over 10 years                               930                 927                    -                -
                                   -------------------------------------    --------------- --------------------
SBA securities                                930                 927                    -                -
Mortgage-backed securities                117,316             117,510               71,555           71,415
                                   -------------------------------------    --------------- --------------------
Total                              $      118,246   $         118,437       $       71,555   $        71,415
                                   =====================================    ====================================

At December 31, 2004 and 2003, mortgage backed securities and SBA securities with a carrying value of $3,571,000 and $1,166,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

Trading securities were as follows:

                                     December 31, 2004               December 31, 2003
                                ----------------------------    ----------------------------
                                   Estimated Fair Value            Estimated Fair Value
                                    and carrying value              and carrying value
                                ----------------------------    ----------------------------
                                                      (Dollars in thousands)
SBA securities                  $            126,375            $                 -
                                ----------------------------    ----------------------------
Total                           $            126,375            $                 -
                                ============================    ============================

The net gain on trading securities was approximately $50,000, $0 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

                      Matrix Bancorp, Inc. and Subsidiaries

The following table presents information pertaining to securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in continuous loss position, as follows:

                                                          Less than 12 Months                     12 Months or More
                                                   ----------------------------------     -----------------------------------
                                                   Estimated Fair                          Estimated Fair
                                                        Value          Unrealized              Value           Unrealized
                                                                         losses                                  losses
                                                   ---------------------------------     ----------------- -----------------
                                                                            (Dollars in thousands)
Mortgage backed securities, available for sale     $    117,510     $         145        $            -      $         -
Mortgage backed securities, held to maturity             71,415               174                     -                -
SBA securities                                                -                 -                   927                3
                                                   -----------------------------------   -------------------------------------
Total                                              $    188,925     $         319        $          927      $         3
                                                   ===================================   =====================================

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2004, the Company does not believe that any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are attributable to changes in interest rates. The unrealized losses reported for mortgage-backed securities relate to five securities issued by FHMA, FHLMC and private institutions and such losses represent between 0.04% and 1.82% of the Company's amortized cost basis. The unrealized losses reported for SBA securities relate to three securities and such losses represent between 0.06% and 0.66% of the Company's amortized cost basis. The Company has both the intent and ability to hold the securities contained in the previous table for a time necessary to recover the amortized cost.

9.   Loans Held for Sale and Investment

Loans Held for Investment

Loans held for investment consist of the following:

                                                                                    December 31,
                                                                                2004             2003
                                                                          ----------------------------------
                                                                               (Dollars in thousands)
Residential loans                                                          $    227,609     $    178,463
Multi-family, commercial real estate, SBA commercial                            134,782          148,842
Construction loans                                                               24,753           21,304
Consumer loans and other                                                            581            2,977
(Discounts) premium, net                                                         (1,194)          (1,000)
Unearned fees                                                                      (840)            (798)
                                                                          ----------------------------------
                                                                                385,691          349,788
Less:  Allowance for loan and valuation losses                                    5,974            4,986
                                                                          ----------------------------------
Loans held for investment, net                                             $    379,717     $    344,802
                                                                          ==================================

                      Matrix Bancorp, Inc. and Subsidiaries

Activity in the allowance for loan and valuation losses on loans held for investment is summarized as follows:

                                                             Years Ended December 31,
                                                     2004              2003             2002
                                               -----------------------------------------------------
                                                              (Dollars in thousands)
Balance at beginning of year                   $         4,986    $       3,444   $         2,776
Provision for loan and valuation losses                  2,089            2,248             1,700
Charge-offs and transfers                               (1,264)          (1,035)           (1,127)
Recoveries                                                 163              329                95
                                               -----------------------------------------------------
Balance at end of year                         $         5,974    $       4,986   $         3,444
                                               =====================================================

Loans Held for Sale

Loans held for sale consist of the following:

                                                                              December 31,
                                                                          2004             2003
                                                                    ----------------------------------
                                                                         (Dollars in thousands)
Residential loans                                                     $   758,543      $   722,192
SBA guaranteed commercial loans, school financing and other               218,231          267,705
Purchase premiums, net                                                     18,246           14,360
                                                                    ----------------------------------
                                                                          995,020        1,004,257
Less:  Allowance for loan and valuation losses                              5,198            4,803
                                                                    ----------------------------------
Loans held for sale, net                                              $   989,822      $   999,454
                                                                    ==================================

Activity in the allowance for loan and valuation losses on loans held for sale is summarized as follows:

                                                             Years Ended December 31,
                                                     2004              2003             2002
                                               -----------------------------------------------------
                                                              (Dollars in thousands)
Balance at beginning of year                   $      4,803       $     5,899     $      6,562
Provision for loan losses                             1,180             1,393            1,121
Charge-offs and transfers                              (785)           (2,515)          (1,871)
Recoveries                                                -                26               87
                                               -----------------------------------------------------
Balance at end of year                         $      5,198       $     4,803     $      5,899
                                               =====================================================

The following lists information related to nonperforming loans held for investment and held for sale:

                                                                                        December 31,
                                                                                    2004             2003
                                                                              ----------------------------------
                                                                                   (Dollars in thousands)
Loans on nonaccrual status in the held for investment portfolio               $     16,558     $     21,006
Loans on nonaccrual status in the held for sale portfolio                           14,787           10,444
                                                                              ---------------------------------
Total nonperforming loans                                                     $     31,345     $     31,450
                                                                              =================================
Interest income that would have been recognized at original contract terms    $        652     $      1,084
                                                                              =================================

                      Matrix Bancorp, Inc. and Subsidiaries

The Company continues to accrue interest on government-sponsored loans such as Federal Housing Administration ("FHA") insured and Department of Veterans' Affairs ("VA") guaranteed loans which are past due 90 or more days, as the majority of the interest on these loans is insured or guaranteed by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $18,097,000 and $12,164,000 as of December 31, 2004 and 2003, respectively.

Interest income that would have been recorded for all nonaccrual loans was approximately $652,000, $1,084,000 and $926,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Included in nonaccrual loans were impaired loans, as defined under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," totaling $8,662,000 and $1,499,000 at December 31, 2004 and 2003,
respectively, all of which have a specific valuation allocated to the loan. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans for 2004 and 2003 was $2,419,000 and $622,000, respectively. There was no interest recognized in 2004 or 2003 on impaired loans while they were considered impaired.

10.   Premises and Equipment

Premises and equipment consist of the following:

                                                                         December 31,
                                                                     2004             2003
                                                              ------------------------------------
                                                                    (Dollars in thousands)
Land                                                          $         3,106    $        3,450
Buildings                                                              10,598            14,069
Leasehold improvements                                                  4,330             4,377
Office furniture and equipment                                         12,890            15,152
                                                              ------------------------------------
                                                                       30,924            37,048
Less accumulated depreciation                                          11,887            12,067
                                                              ------------------------------------
Premises and equipment, net                                   $        19,037   $        24,981
                                                              ====================================

Included in occupancy and equipment expense is depreciation expense of premises and equipment of approximately $3,572,000, $3,552,000 and $3,478,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

                      Matrix Bancorp, Inc. and Subsidiaries

11.   Mortgage Servicing Rights

The activity in the MSRs is summarized as follows:

                                                                  Years Ended December 31,
                                                            2004             2003             2002
                                                     ----------------------------------------------------
                                                                   (Dollars in thousands)
  Mortgage servicing rights
    Balance at beginning of year                       $    47,194       $    79,234      $     78,893
    Purchases                                                  871               375                 -
    Originations                                               615             5,082            34,511
    Amortization                                           (16,100)          (32,497)          (24,176)
    Sales                                                        -                 -            (9,994)
    Application of valuation allowance to write down
      permanently impaired MSRs                             (2,600)           (5,000)                -
                                                     ----------------------------------------------------
    Balance before valuation allowance at end of year       29,980            47,194            79,234
                                                     ----------------------------------------------------
  Valuation allowance for impairment of mortgage
    servicing rights
    Balance at beginning of year                            (6,450)          (14,400)             (181)
    Additions                                               (1,656)           (2,400)          (14,219)
    Application of valuation allowance to write down
    permanently impaired MSRs                                2,600             5,000                 -
    Recovery                                                 2,100             5,350                 -
                                                     ----------------------------------------------------
    Balance at end of year                                  (3,406)           (6,450)          (14,400)
                                                     ----------------------------------------------------
  Valuation allowance for foreclosure costs                      -            (1,000)           (1,634)
                                                     ----------------------------------------------------
  Mortgage servicing rights, net                       $    26,574       $    39,744      $     63,200
                                                     ====================================================

The Company's servicing activity is diversified throughout 50 states with concentrations at December 31, 2004, in Texas, Missouri, California, New Mexico and Arizona of approximately 13.89%, 13.82%, 13.64%, 9.90% and 6.22%, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced. As of December 31, 2004, 2003 and 2002, the Company subserviced loans for others of approximately $14,026,000, $176,921,000 and $26,613,000, respectively.

The Company's servicing portfolio (excluding subserviced loans) is comprised of the following:

                                          December 31, 2004              December 31, 2003
                                    --------------------------------------------------------------
                                                     Principal                      Principal
                                       Number         Balance         Number         Balance
                                      of Loans      Outstanding      of Loans      Outstanding
                                    --------------------------------------------------------------
                                                       (Dollars in thousands)
Freddie Mac                               4,783   $      196,637        6,194    $      253,245
Fannie Mae                               13,390          722,749       19,257         1,164,589
Ginnie Mae                               11,098          675,067       16,370         1,068,975
VA, FHA, conventional and other
   loans                                  8,687          664,387        9,034           696,727
                                    --------------------------------------------------------------
Total servicing portfolio                37,958    $   2,258,840       50,855     $   3,183,536
                                    ==============================================================

                      Matrix Bancorp, Inc. and Subsidiaries

The Company's custodial escrow balances shown in the accompanying consolidated balance sheets at December 31, 2004 and 2003, pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at Matrix Bank in noninterest-bearing accounts. The balance of the custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

The estimated aggregate amortization of our MSR's for each of the next five years ending December 31, 2005, 2006, 2007, 2008 and 2009 is $6,082,000,
$4,561,000,  $3,468,000, $2,660,000 and $2,040,000,  respectively. The estimated amortization is based on several assumptions as of December 31, 2004 with the most significant being the anticipated prepayment speeds of the underlying mortgages. It is reasonably possible the actual prepayment speeds of the underlying mortgage loans may differ materially from the estimated prepayment speed, and thus, the actual amortization may be significantly different than the amounts estimated.

12.   Deposits

Deposit account balances are summarized as follows:

                                                            December 31,
                                             2004                                 2003
                             ---------------------------------------------------------------------------
                                           Percent of   Weighted                Percent of    Weighted
                                             Total      Average                  Total        Average
                                Amount      Deposits     Rate        Amount     Deposits        Rate
                             ---------------------------------------------------------------------------
                                                       (Dollars in thousands)
Passbook accounts            $         455     0.04%       1.26%   $     5,675      0.58%       1.28%
NOW accounts                       189,671    16.95        0.11        180,733     18.55        0.15
Money market accounts              676,848    60.48        0.91        576,088     59.15        0.71
                             ---------------------------------------------------------------------------
     Subtotal                      866,974    77.47        0.71        762,496     78.28        0.58
Certificate accounts               252,185    22.53        2.48        211,563     21.72        2.89
                             ---------------------------------------------------------------------------
Total Deposits                 $ 1,119,159   100.00%       1.09%     $ 974,059    100.00%       1.07%
                             ===========================================================================

Included in NOW accounts are noninterest-bearing DDA accounts of $156,478,000 and $136,146,000 at December 31, 2004 and 2003, respectively.

Contractual maturities of certificate accounts as of December 31, 2004 are as follows:

                     Under 12 months    12 to 36 months     36 to 60 months       Total
                     -----------------------------------------------------------------------
                                          (Dollars in thousands)
1.00-1.99%           $       37,254     $           -        $         -         $  37,254
2.00-2.99%                  149,164             2,561                  -           151,725
3.00-3.99%                        -            27,621                 45            27,666
4.00-4.99%                   20,000            13,679              1,861            35,540
                     -----------------------------------------------------------------------
                     $      206,418     $      43,861       $      1,906         $ 252,185
                     =======================================================================

                      Matrix Bancorp, Inc. and Subsidiaries

Approximately $236,007,000 and $178,991,000 of fiduciary assets under administration by Sterling are included in NOW and money market accounts as of December 31, 2004 and 2003, respectively. Approximately $118,129,000 and $85,338,000 of MSCS customer assets under administration are included in NOW and money market accounts as of December 31, 2004 and 2003, respectively.
Approximately $25,142,000 of deposits of the majority owner of MAM, LLC are included in NOW and money market accounts as of December 31, 2004. Included in certificate accounts are $247,868,000 and $104,608,000 of brokered deposits as of December 31, 2004 and 2003, respectively.

Interest expense on deposits is summarized as follows:

                                                          Years Ended December 31,
                                                   2004              2003             2002
                                            ------------------------------------------------------
                                                           (Dollars in thousands)
Passbook accounts                           $             38  $             74  $            117
NOW accounts                                             261               327               570
Money market                                           4,504             3,602             3,684
Certificates of deposit                                5,862             9,335            17,125
                                            ------------------------------------------------------
Interest expense on deposits                $         10,665  $         13,338  $         21,496
                                            ======================================================

The aggregate amount of deposit accounts with a balance greater than $100,000 (excluding brokered deposits) was approximately $855,000 and $17,954,000 at December 31, 2004 and 2003, respectively.

13.   Borrowed Money

Borrowed money is summarized as follows:

                                                                                                  December 31,
                                                                                             2004             2003
                                                                                       ----------------------------------
                                                                                             (Dollars in thousands)
Borrowed Money
     $8,215,000  note  payable to a third  party  financial  institution  due in quarterly  principal  installments of $357,000 plus interest,  through
          December 31, 2006,  collateralized by the common stock of Matrix Bank;
          interest at LIBOR plus 2.65% (5.425% at December 31, 2004)                   $      4,288         $     6,073
     $12,000,000   revolving   line  of  credit  to  a  third  party   financial
          institution,    through   March   31,   2005,    renewable   annually,
          collateralized  by the common stock of Matrix Bank;  interest at LIBOR plus 2.65%  (5.425% at December 31,  2004);  $12,000,000  available at
          December 31, 2004                                                                       -                   -
     Note payable with a bank,  secured by real  estate,  interest at Prime plus
          1.50%, (7% at December 31, 2004), maturing August 30, 2006                          1,713               1,913
     $10,000,000  subordinated debt securities,  interest payments due quarterly at  three-month  LIBOR  plus  2.75%  (5.308% at  December  31,  2004),
          maturing February 13, 2014                                                         10,000                   -
     School financing  agreements,  maturing  September 2005,  collateralized by school obligations; interest rates based on Prime or variable based on the  BMA  mini-swap  index.  Future  financing  commitment  is at  the
          discretion of the third-party lenders                                              15,571               30,439
     Senior notes, interest at 11.50% payable semiannually,  unsecured,  matured
          and paid-in-full September 30, 2004                                                     -                9,545
                                                                                       ---------------------------------
Total                                                                                  $     31,573         $     47,970
                                                                                      ==================================

                      Matrix Bancorp, Inc. and Subsidiaries

On February 13, 2004, the Company issued $10,000,000 floating rate subordinated debt securities due February 13, 2014. Quarterly interest on the securities is at the floating rate of three-month LIBOR plus 2.75%.

On September 30, 2004, the Company paid-in-full the outstanding principal and interest balance on the Senior Notes pursuant to terms of the original indenture.

As of December 31, 2004, the maturities of borrowed money are as follows:

                                                (Dollars In thousands)
2005                                               $     17,000
2006                                                      4,573
2007                                                          -
2008                                                          -
2009                                                          -
Thereafter                                               10,000
                                               -----------------------
                                                   $     31,573
                                               ========================

The Company must comply with certain financial and other covenants related to the foregoing debt agreements including, among other things, the maintenance of specific ratios, net income, net worth and other amounts as defined in the credit agreements, limiting the Company's and its subsidiaries' ability to declare dividends or incur additional debt, and requirements to maintain certain capital levels in certain subsidiaries. These covenants include requirements for the Company to maintain "consolidated tangible capital" of not less than $60,000,000, Matrix Bank to maintain "classified assets" of less than 3% of total assets, Matrix Bank to earn not less than $7,500,000 over the prior four quarters as of and for the end of each fiscal quarter, and maintain the requirements necessary such that Matrix Bank will not be classified as other than "well capitalized," all as defined in the OTS regulations. At December 31, 2004, the Company was in compliance with the covenants described above. We are in the process of renewing the revolving line of credit, and anticipate it will be renewed with similar terms and conditions as those currently in effect. However, there can be no assurances that it will be renewed.

School Financing Agreement

The Company had approximately $14,783,000 and $29,119,000 at December 31, 2004 and 2003, respectively, in tax-exempt financing it originated to charter schools into grantor trusts ("Trusts"). The Trusts then issued Class "A" Certificates and Class "B" Certificates, with the Class "A" Certificates being sold to various third party investors under a private placement at a price of par. One of the original two grantor trusts matured in September 2004. Cash proceeds generated from the sale or refinancing of the underlying loans used as collateral for the financing were used to repay the maturing facility. The remaining grantor trust matures in September 2005.

The "A" Certificates, under the grantor trust, is guaranteed by a letter of credit issued by an unaffiliated financial institutions. The "A" Certificates' interest rate may be determined weekly, monthly or for a term for up to one year. The interest rate and the term of the interest rate are determined by the Remarking Agent.

The "B" Certificates are owned in part by the Company. The interest rate paid on the "A" Certificates is considered the Company's financing cost. The approximate cost of the financing at December 31, 2004 and 2003 was 2.20% and 1.54%, respectively. The interest that the Company receives through its ownership of the "B" Certificates is tax-exempt.

                      Matrix Bancorp, Inc. and Subsidiaries

Although the third party bank and the unaffiliated financial institutions act as guarantors to the "A" Certificates, the Company provides full recourse to the letter of credit providers in all cases of loss or default. Due to the nature of the recourse and the ability of the "A" Certificate holders to put the certificates to the Trusts, the transactions have been accounted for as a secured financing.

Through a Purchase and Sale Agreement, the Company has sold school financing loans to a third party financial institution. The Company provides scheduled interest and principal plus full recourse in the case of loss or default. The transaction was treated as a sale due to the transfer of control over the school financing loans. No gain or loss was recorded at the time of sale as the loans were sold at carrying value. The balance of the school financing loans sold with recourse was approximately $7,355,000 at December 31, 2004.

14. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Company

The Company has sponsored six trusts, Matrix Bancorp Capital Trust I, Matrix Bancorp Capital Trust II, Matrix Bancorp Capital Trust III, Matrix Bancorp
Capital Trust IV, Matrix Bancorp Capital Trust V, and Matrix Bancorp Capital Trust VI of which 100% of the common equity is owned by the Company. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the "capital securities") to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company (the "debentures"). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable at either quarterly or semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the trusts are redeemable as noted below.

In the fourth quarter of 2003, as a result of applying the provisions of FIN 46 and early application of FIN 46R, governing when an equity interest should be consolidated, the Company was required to deconsolidate subsidiary trusts I through V from its consolidated financial statements. The deconsolidation of the net assets and results of operations of the trusts had virtually no impact on the Company's consolidated financial statements or liquidity position because the Company continues to be obligated to repay the debentures held by the trusts and guarantees repayment of the capital securities issued by the trusts. In 2004, the Company issued Matrix Bancorp Capital Trust VI which was accounted for under the provisions of FIN 46R. The consolidated debt obligation related to the trusts increased from $64,500,000 to $66,525,000 upon deconsolidation with the difference representing the Company's common ownership interests in the trusts.

Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Company are summarized as follows:

                      Matrix Bancorp, Inc. and Subsidiaries

                                                                                                    December 31,
                                                                                                2004            2003
                                                                                          ---------------------------------
                                                                                               (Dollars in thousands)
Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts
Junior  subordinated  debentures  owed to Matrix  Bancorp  Capital  Trust I, 10%
     junior  subordinated  debentures payable quarterly,  unsecured and maturing
     September 30, 2029                                                                   $    13,351         $    28,351
Junior subordinated  debentures  owed to Matrix Bancorp Capital Trust II, 10.18%
     junior  subordinated   debentures  payable  semi-annually,   unsecured  and
     maturing June 8, 2031                                                                     12,400              12,400
Junior subordinated  debentures owed to Matrix Bancorp Capital Trust III, 10.25%
     junior  subordinated   debentures  payable  semi-annually,   unsecured  and
     maturing July 25, 2031                                                                    15,464              15,464
Junior  subordinated  debentures  owed  to  Matrix  Bancorp  Capital  Trust  IV,
     six-month   LIBOR  plus  3.75%   (6.525%  at  December   31,  2004)  junior
     subordinated  debentures  payable  semi-annually,  unsecured  and  maturing
     December 8, 2031                                                                           5,155               5,155
Junior subordinated debentures owed to Matrix Bancorp Capital Trust V, six-month
     LIBOR plus  3.625%  (6.400%  at  December  31,  2004)  junior  subordinated
     debentures payable semi-annually, unsecured and maturing January 25, 2032                  5,155               5,155
Junior subordinated debentures owed to Matrix Bancorp Capital Trust VI, interest fixed at 6.425% through October 2009, then  three-month  LIBOR plus 3.625%,
     junior  subordinated   debentures  payable  semi-annually,   unsecured  and
     maturing October 18, 2034                                                                 10,310                   -
                                                                                          ---------------------------------
Total                                                                                     $    61,835         $    66,525
                                                                                          =================================

On July 30, 1999, Matrix Bancorp Capital Trust I ("Trust I"), a Delaware business trust formed by the Company, completed the sale of $27,500,000 of 10% preferred securities. Trust I also issued common securities to the Company and used the net proceeds from the offering to purchase $28,351,000 in principal amount of 10% junior subordinated debentures of the Company due September 30, 2029. The preferred securities accrue and pay distributions quarterly at an annual rate of 10% of the stated liquidation amount of $25 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust I under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust I. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part on or after September 30, 2004, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. Under the terms of the indenture, the Company redeemed $15,000,000 in trust preferred and common securities on October 29, 2004.

On March 28, 2001, Matrix Bancorp Capital Trust II ("Trust II"), a Delaware business trust formed by the Company, completed the sale of $12,000,000 of 10.18% preferred securities. Trust II also issued common securities to the Company and used the net proceeds from the offering to purchase $12,400,000 in principal amount of 10.18% junior subordinated debentures of the Company due June 8, 2031. The preferred securities accrue and pay distributions

                      Matrix Bancorp, Inc. and Subsidiaries
semi-annually at an annual rate of 10.18% of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust II under the preferred securities. The guarantee covers the semi-annual distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust II. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after June 8, 2011, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

On July 16, 2001, Matrix Bancorp Capital Trust III ("Trust III"), a Delaware business trust formed by the Company, completed the sale of $15,000,000 of 10.25% preferred securities. Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase $15,464,000 in principal amount of 10.25% junior subordinated debentures of the Company due July 25, 2031. The preferred securities accrue and pay distributions semi-annually at an annual rate of 10.25% of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust III under the preferred securities. The guarantee covers the semi-annual distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust III. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after July 25, 2006, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

On November 28, 2001, Matrix Bancorp Capital Trust IV ("Trust IV"), a Delaware business trust formed by the Company, completed the sale of $5,000,000 of floating rate of six-month LIBOR plus 3.75% preferred securities. Trust IV also issued common securities to the Company and used the net proceeds from the offering to purchase $5,155,000 in principal amount of floating rate of six-month LIBOR plus 3.75% junior subordinated debentures of the Company due December 8, 2031. The preferred securities accrue and pay distributions semi-annually at the floating rate as described above percent of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust IV under the preferred securities. The guarantee covers the semi-annual distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust IV. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after December 8, 2006, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

On July 25, 2002, Matrix Bancorp Capital Trust V ("Trust V"), a Delaware business trust formed by the Company, completed the sale of $5,000,000 of floating rate of six-month LIBOR plus 3.625% preferred securities. Trust V also issued common securities to the Company and used the net proceeds from the offering to purchase $5,155,000 in principal amount of floating rate of six-month LIBOR plus 3.625% junior subordinated debentures of the Company due July 25, 2032. The preferred securities accrue and pay distributions semi-annually at the floating rate as described above of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust V under the preferred securities. The guarantee covers the semi-annual distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust V. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after July 25, 2007, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

                      Matrix Bancorp, Inc. and Subsidiaries

On August 30, 2004, Matrix Bancorp Capital Trust VI ("Trust VI"), a Delaware business trust formed by the Company, completed the sale of $10,000,000 of fixed rate of 6.425% through the interest payment date in October 2009, then a floating rate of three-month LIBOR plus 2.50% preferred securities. Trust VI also issued common securities to the Company and used the net proceeds from the offering to purchase $10,310,000 in principal amount of fixed rate of 6.425% through the interest payment date in October 2009, then a floating rate of three-month LIBOR plus 2.50% junior subordinated debentures of the Company due October 18, 2034. The preferred securities accrue and pay distributions quarterly at the rate as described above of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust VI under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust VI. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after October 18, 2009, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

All of the junior subordinated debentures owed to unconsolidated subsidiary trusts mature in periods greater than 5 years from December 31, 2004.

15.   FHLBank Borrowings

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

The balances of FHLBank borrowings are as follows:

                                                December 31,
                                           2004             2003
                                     ------------------------------------
                                             (Dollars in thousands)
FHLBank of Topeka borrowings         $    359,000      $    311,000
FHLBank of Dallas borrowings              147,118           147,204
                                     ------------------------------------
                                     $    506,118      $    458,204
                                     ====================================

Advances  of  $176,000,000  and  $266,000,000  at  December  31,  2004 and 2003,
respectively, were borrowed under Convertible Advance ("CA") and Short Option Advance ("SOA") Agreements with the FHLBank. These CA and SOA borrowings require the payment of interest monthly and principal at maturity, have a term of five to ten years, but are callable by the FHLBank beginning after a six-month to five-year lockout period, depending on the particular CA or SOA borrowing. After the expiration of the lockout period, the CA and SOA borrowings are callable at various intervals. If the FHLBank exercises its call option on a CA or SOA borrowing, the FHLBank is required to offer replacement funding to the Company at a market rate of interest for the remaining term of the CA or SOA borrowing. Additionally, under the terms of the CA and SOA Agreements, the Company is not permitted to prepay or otherwise retire a callable CA or SOA borrowing prior to the final maturity date. At December 31, 2004, the interest rates on the CA and SOA borrowings ranged from 2.69% to 5.63%, and their possible call dates varied from January 2005 to November 2006. Advances of $40,000,000 and $0 at December 31, 2004 and 2003, respectively, were borrowed under fixed rate advance

                      Matrix Bancorp, Inc. and Subsidiaries
agreements with FHLBank. These fixed borrowings have a term of one to four-years, carry interest rates from 2.87% to 3.92% and mature November 2005 to May 2008. Community investment advances of $1,118,000 and $1,204,000 at December 31, 2004 and 2003, respectively, were borrowed under a fixed term and rate. At December 31, 2004, the advances are at a rate of 5.84% and mature June 2014. All advances are secured by first lien mortgage loans and SBA pooled securities of Matrix Bank and all of its FHLBank stock.

As of December 31, 2004, the maturities of FHLBank borrowings are as follows:

                                        (Dollars In thousands)
2005                                        $     309,000
2006                                               10,000
2007                                                    -
2008                                               10,000
2009                                               26,000
Thereafter                                        151,118
                                      ----------------------------
                                            $     506,118
                                      ============================

Matrix Bank is on full custody status at FHLBank of Dallas, which requires Matrix Bank to place loan collateral at the FHLBank of Dallas. At December 31, 2004, first lien mortgages of $201,847,000 and securities of $903,000 were pledged for FHLBank of Dallas advances. Matrix Bank is on blanket collateral status at FHLBank of Topeka, which requires Matrix Bank to identify, yet maintain in its possession, loan collateral pledged at FHLBank of Topeka. At December 31, 2004, first lien mortgages of $417,903,000 and guaranteed SBA loans of $52,777,000 were pledged for the FHLBank of Topeka advances. At December 31, 2004, mortgage backed and SBA pooled securities in the custody of FHLBank of Topeka with a balance of $240,754,000 were also pledged for advances. As of December 31, 2004, Matrix Bank had available unused borrowings from the FHLBank of Topeka for advances of approximately $267,772,000.

16.   Income Taxes

The income tax (benefit) provision consists of the following:

                                     Years ended December 31,
                             2004              2003             2002
                      ------------------------------------------------------
                                    (Dollars in thousands)
Current:
   Federal            $    10,819        $      2,586         $      832
   State                    1,708                 366                  -
Deferred:
  Federal                  (1,810)             (2,941)            (4,306)
   State                     (269)               (437)              (843)
                      ------------------------------------------------------
Provision (benefit)   $   10,448         $       (426)        $   (4,317)
                      ======================================================

                      Matrix Bancorp, Inc. and Subsidiaries

A reconciliation of the provision (benefit) for income taxes with the expected income taxes based on the statutory federal income tax rate follows:

                                                                               Years ended December 31,
                                                                        2004              2003             2002
                                                                 ------------------------------------------------------
                                                                                (Dollars in thousands)

Expected income tax (benefit) provision                          $           11,320    $         646    $      (2,811)
State income tax (benefit) provision, net of federal benefit                  1,682              100             (556)
New market tax credits                                                         (630)               -                -
Other                                                                        (1,924)          (1,172)            (950)
                                                                 ------------------------------------------------------
Provision (benefit) for income taxes                             $           10,448    $        (426)   $      (4,317)
                                                                 ======================================================

The actual tax provision (benefit) differs from the expected tax expense (computed by applying the applicable United States Federal corporate tax rate of 34% and the composite state tax rates, which range from 4.5% to 8.0%) to the income (loss) before taxes for the years ended 2004, 2003 and 2002. This is principally due to state income tax expense and various income and expense items which are not deductible for tax purposes, including certain meal and entertainment deductions, nontaxable interest income, utilization of certain state net operating loss carry-forwards and the recognition of tax credits under the New Market Tax Credit program.

During 2004, the Company acquired $12,600,000 of New Market Tax Credits allocation. Under the program, the Company anticipates it will make qualifying loans and the Company will receive Federal income tax credits that will be recognized over the next seven years with 2004 being the first year. In 2004, the tax credit recognized under the allocation was $630,000. In addition, during 2004, the Company signed an agreement that confirmed and implemented its award of $50,000,000 allocation of New Market Tax Credits. Related to this allocation, no benefit was recorded in 2004. The Company is reviewing options related to the allocation to determine the best method for utilization.

Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes shown below.

                                                           December 31,
                                                     2004             2003
                                               -------------------------------
                                                    (Dollars in thousands)
Deferred tax assets:
   Allowance for loan and valuation losses     $      6,326    $     5,401
   Deferred fees                                      1,547          1,367
   State operating loss carryforwards                   793          1,302
   Other                                                974            201
                                               -------------------------------
Subtotal                                              9,640          8,271
   Valuation allowances                                (793)        (1,302)
                                               -------------------------------
Total deferred tax assets                             8,847          6,969
                                               -------------------------------

                      Matrix Bancorp, Inc. and Subsidiaries

                                                           December 31,
                                                     2004             2003
                                               -------------------------------
                                                    (Dollars in thousands)
Deferred tax liabilities:
   Mortgage servicing rights                   $     (3,709)    $      (6,435)
   Gain on sale of building                          (1,283)           (1,318)
   Installment gain on sale of interest
     in subsidiary                                   (1,809)                -
   Other                                             (2,526)           (1,775)
                                               -------------------------------
Total deferred tax liabilities                       (9,327)           (9,528)
                                               -------------------------------
Net deferred tax liability                     $       (480)    $      (2,559)
                                               ===============================

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company has provided a valuation allowance for state operating loss carryforwards in those states where its operations have decreased, currently ceased, or where the Company has withdrawn entirely. These states are generally jurisdictions where Matrix Financial formerly operated mortgage origination activities with the production platform that was sold in 2003 as discussed in Note 6. No other valuation allowances for deferred tax assets are considered necessary at December 31, 2004 or 2003. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The net deferred tax liability is recorded in the accompanying consolidated balance sheets in income taxes payable and deferred income tax liability. The current and other income tax payable of $1,827,000 and $949,000 as of December 31, 2004 and 2003, respectively, is recorded in income taxes payable and deferred income tax liability.

17.   Regulatory

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

Quantitative measures established by regulation to ensure capital adequacy require Matrix Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to

                      Matrix Bancorp, Inc. and Subsidiaries
risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to total assets (as defined in the regulations). Management believes, as of December 31, 2004 and 2003, that Matrix Bank met all applicable capital adequacy requirements.

As of December 31, 2004, the most recent notification from the OTS categorized Matrix Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Matrix Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institution's category.

                                                                                     To Be Well Capitalized
                                                                                         Under Prompt
                                                                 For Capital          Corrective Action
                                          Actual              Adequacy Purposes          Provisions
                                   --------------------------------------------------------------------------
                                      Amount      Ratio       Amount       Ratio       Amount      Ratio
                                   --------------------------------------------------------------------------
                                                            (Dollars in thousands)
As of December 31, 2004
   Total Capital
     (to Risk Weighted Assets)      $ 122,432       13.0%    $ 74,456       8.0%       $ 94,320      10.0%
   Core Capital
     (to Adjusted Tangible Assets)    115,076        6.3       72,796       4.0          90,995       5.0
   Tier I Capital
     (to Risk Weighted Assets)        115,076       12.2          N/A        N/A         56,592       6.0

As of December 31, 2003
   Total Capital
     (to Risk Weighted Assets)      $ 108,689       12.1%    $ 72,104       8.0%       $ 90,129      10.0%
   Core Capital
     (to Adjusted Tangible Assets)    101,293        6.2       65,715       4.0          82,143       5.0
   Tier I Capital
     (to Risk Weighted Assets)        101,293       11.2          N/A        N/A         54,078       6.0

The various federal banking statutes to which Matrix Bank is subject also include other limitations regarding the nature of the transactions in which it can engage or assets it may hold or liabilities it may incur.

Matrix Bank is required to maintain vault cash or balances with the Federal Reserve Bank of Kansas City in a noninterest-earning account based on a percentage of deposit liabilities. The required reserve balance was $24,111,000 and $35,301,000 at December 31, 2004 and 2003, respectively.

As a wholly owned subsidiary of Matrix Bank, Matrix Financial is subject to OTS regulation. In addition, Matrix Financial is also subject to examination by various regulatory agencies involved in the mortgage banking industry. Each regulatory agency requires the maintenance of a certain amount of net worth, the most restrictive of which required $1,699,000 at December 31, 2004 and $2,492,000 at December 31, 2003. At December 31, 2004 and 2003, Matrix Financial was in compliance with these regulatory requirements.

First Matrix, headquartered in Denver, Colorado, a wholly owned subsidiary of Matrix Bancorp Trading, is a broker-dealer registered with the SEC under rule 15c3-3(k)(2)(ii). First Matrix is subject to the SEC's Net Capital Rule that requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined by the regulations, shall not exceed 15 to 1. At December 31, 2004, First Matrix had net capital of $1,059,000, which was $1,032,000 in excess of its required net capital of $27,000. First Matrix's aggregate indebtedness to net capital ratio was 0.36 to 1.

                      Matrix Bancorp, Inc. and Subsidiaries

Sterling Trust, a Texas trust company, is generally required to maintain minimum restricted capital of at least $1,000,000, and may be required to maintain additional capital if the Texas Banking Commissioner determines that it is necessary to protect the safety and soundness of Sterling. At December 31, 2004, Sterling was in compliance with capital requirements under Texas law.

18.   Shareholders' Equity

Stock Option Plan

The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options. Under Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. As discussed in Note 2 above, this accounting will change in 2005 with the adoption of SFAS 123(R) and compensation expense for non-vested options and on all new options issued will be reflected in the financial statements. See
Note 2 to the consolidated financial statements herein for further discussion.

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

The 1996 Stock Option Plan authorized the granting of incentive stock options ("Incentive Options") and nonqualified stock options ("Nonqualified Options") to purchase common stock to eligible persons. The 1996 Stock Option Plan is currently administered by the compensation committee ("administrator") of the board of directors. The 1996 Stock Option Plan provides for adjustments to the number of shares and to the exercise price of outstanding options in the event of a declaration of stock dividend or any recapitalization resulting in a stock split, combination or exchange of shares of common stock.

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

Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS 123 and SFAS 148 and is included in Note 2. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and

                      Matrix Bancorp, Inc. and Subsidiaries

2002, respectively: risk-free interest rates of 4.2%, 4.2% and 4.5%; a dividend yield of zero percent; volatility factors of the expected market price of the Company's common stock of 0.46, 0.49 and 0.52; and a weighted-average expected life of the option of four years.

The Black-Scholes option valuation model used in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the Company's stock option activity and related information is as follows:

                                                       Years ended December 31,
                                        2004                     2003                      2002
                             ------------------------------------------------------------------------------
                                            Weighted                 Weighted                  Weighted
                                            Average                   Average                  Average
                                            Exercise                 Exercise                  Exercise
                               Options       Price       Options       Price      Options       Price
                             ------------------------------------------------------------------------------
Outstanding, beginning of
   year                          609,750  $    10.10       678,125  $    10.11     611,825   $    9.99
Granted                           65,000       10.03        35,000        9.29      86,500       11.12
Exercised                        (81,950)       5.25        (9,000)       9.00      (1,700)       9.11
Forfeited                       (152,250)      10.25       (94,375)      10.07     (18,500)      10.44
                             -------------             -------------            -------------
Outstanding, end of year         440,550       10.94       609,750       10.10     678,125       10.11
                             =============             =============            =============


Exercisable end of year          312,050  $    11.42       436,900  $    10.24     397,655    $  10.31

Weighted average fair value
   of options granted during
   the year                   $   4.96                  $   2.72                 $    6.20
                             =============             =============            =============

Options outstanding at December 31, 2004, have exercise prices ranging from $7.00 to $26.50 per share as outlined in the following table:

                                                           Weighted
                       Number of        Weighted           Average          Number of         Weighted
   Range of             Options      Average Exercise      Remaining         Options       Average Exercise
Exercise Prices        Outstanding    Price Per Share   Contractual Life   Exercisable      Price Per Share
-----------------------------------------------------------------------------------------------------------
$    7.00 - 7.88          7,500   $         7.29        $       6.50             4,500     $        7.29
     8.00 - 8.69         85,500             8.55                5.76            62,400              8.53
     9.20 - 9.69         84,000             9.53                8.80            17,400              9.37
   10.00 - 10.90        119,300            10.41                4.51            95,000             10.29
   11.01 - 11.41         15,000            11.14                9.39             5,000             11.01
   12.00 - 13.88         56,500            12.49                4.03            55,000             12.46
   14.25 - 16.38         70,750            15.05                2.51            70,750             15.05
           26.50          2,000            26.50                4.33             2,000             26.05
                  -----------------------------------------------------------------------------------------
Total                   440,550   $        10.94        $       5.39           312,050     $       11.42
                  =========================================================================================

                      Matrix Bancorp, Inc. and Subsidiaries

Employee Stock Purchase Plan

In 1996, the board of directors and shareholders adopted an Employee Stock Purchase Plan ("Purchase Plan") and authorized, as amended, 250,000 shares of common stock ("ESPP Shares") for issuance there under. The Purchase Plan became effective upon consummation of the initial public offering. The price at which ESPP Shares are sold under the Purchase Plan is 85% of the lower of the fair market value per share of common stock on the enrollment or the purchase date. As of December 31, 2004, there were 79,785 ESPP Shares available for future issuance. The Purchase Plan has been suspended for 2005 due to unfavorable tax treatment and uncertainty surrounding new accounting pronouncements and their effect on the feasibility of offering the Purchase Plan for the Company. The Company will reevaluate the Purchase Plan at the end of 2005 and determine if it will offer the program in future years.

19.   Commitments, Contingencies and Related Party Transactions

Leases
The Company leases office space and certain equipment under noncancelable operating leases. Annual amounts due under the office and equipment leases as of December 31, 2004 are approximately as follows:

                                   (Dollars in thousands)
2005                                  $       1,100
2006                                            902
2007                                            323
2008                                            154
2009                                            150
Thereafter                                      375
                                 -------------------------
                                      $       3,004
                                 =========================

Total  rent  expense  aggregated   approximately   $1,134,000,   $1,050,000  and
$1,534,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and is recorded in occupancy and equipment expense.

The Company,  through  Matrix Tower  Holdings,  LLC, an operating  subsidiary of
Matrix Bank, is a lessor of office space under various operating leases for Matrix Financial Center. Annual amounts expected for future minimum rental income as of December 31, 2004 are approximately:

                                   (Dollars in thousands)
2005                                  $     2,180
2006                                        1,781
2007                                        1,353
2008                                          534
2009                                          226
Thereafter                                     65
                                 --------------------------
                                      $     6,139
                                 ==========================

                      Matrix Bancorp, Inc. and Subsidiaries

Total rental income for the years ended December 31, 2004, 2003 and 2002 aggregated approximately $2,150,000, $2,050,000 and $1,172,000, respectively.

Included in the expected future office rents are the following amounts under an operating lease with MGCH of $135,000, $136,000, $113,000, $0 and $0 for 2005,
2006, 2007, 2008 and 2009, respectively.

Off-Balance Sheet Risk and Concentration of Commitments

A summary of the contractual amount of significant commitments follows:

                                                                                  December 31,
                                                                             2004              2003
                                                                       ------------------------------------
                                                                             (Dollars in thousands)
Commitments to extend credit:
  Loans secured by mortgages                                            $      32,499    $      50,155
  Construction loans                                                           37,522           12,833
  Commercial lines of credit                                                      337            1,583
  Commercial loans                                                              2,468              747
  Consumer loans                                                                  323              848
Standby letters of credit                                                       3,078            3,455
Commitments to purchase single family mortgage loans                           60,120                -
Commitments to purchase USDA and SBA loans                                     37,905           56,020
Commitments to sell USDA and SBA loans and SBA securities                      16,042          109,774

The Company is party to various financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include undisbursed commercial mortgage construction loans, commercial lines of credit, credit card lines of credit and stand-by letters of credit. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated financial statements.

The Company's exposure to credit loss, in the event of nonperformance by the other party, to off-balance sheet financial instruments with credit risk is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments with credit risk.

Commitments to extend credit are agreements to lend to, or provide a credit guarantee for, a customer as long as there is no violation of any condition established in the contract. Such instruments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Because many of these instruments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis, and the amount of collateral or other security obtained is based on management's credit evaluation of the customer.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.

                      Matrix Bancorp, Inc. and Subsidiaries

Matrix Bank enters into commitments for the purchase or sale of primarily variable rate, single family mortgage loans, USDA and SBA loans, which have a government guarantee as to principal, and SBA pooled securities. These contracts are also considered derivative instruments under SFAS 133, and the fair value of these contracts are recorded on the consolidated balance sheets as either derivative assets or liabilities and included in other assets or other liabilities.

Risk Management Activities for MSRs

Ownership of MSRs exposes the Company to impairment of the value of MSRs in certain interest rate environments. The incidence of prepayment of a mortgage loan increases during periods of declining interest rates as the homeowner seeks to refinance the loan to a lower interest rate. If the level of prepayment on segments of the Company's mortgage servicing portfolio achieves a level higher than projected by the Company for an extended period of time, then impairment in the associated basis in the MSRs may occur. In 2001 through mid-2002, the Company implemented a strategy to mitigate this risk of retaining a portion of originated servicing as management believed that retaining servicing that was generated in the lower interest rate environment will incur less prepayment risk. During 2002, interest rates continued to decrease, which resulted in the Company incurring a significant allowance provision against the value of its investment in mortgage servicing rights, as well as an increased level of repayment activity. Due to the interest rate environment and capital constraints, in late 2002 the Company began to sell the majority of its newly originated servicing. The strategy is to reduce the Company's overall investment in mortgage servicing rights.

In the fourth quarter 2002, the Company elected to reinstate its hedging program to reduce the risk of loss in fair value of the mortgage servicing rights due to declining interest rates. The decision was based on the historically low interest rates, the continued weakening economy, the geopolitical environment and the impairment that the Company incurred to-date. During the second quarter of 2004, based on the underlying characteristics of the servicing portfolio, among other things, the Company made the decision to remove the hedge and did not reconstitute the hedging position throughout the remainder of 2004. There are no amounts hedged at December 31, 2004. At December 31, 2003, the Company hedged approximately $530,000,000 notional balance of its servicing portfolio, or 18.8%. During 2004 and 2003, the Company recorded gains on the sale of derivatives of $164,000 and $708,000, respectively, which is recorded in other income. During the fourth quarter 2002, the Company hedged approximately $400,000,000 notional balance of its servicing portfolio, or 7.5%. As of December 31, 2002, the Company removed the hedge and recorded a gain on sale of the derivatives of $800,000, which is recorded in other income. The hedge was reinstated on January 2, 2003, at approximately $600,000,000 notional balance.

Contingencies - Liabilities and Guarantees

In the  period  between  2000 and 2003,  Matrix  Financial  originated  and sold approximately $8,900,000,000 of residential mortgage loans. Matrix Bank continues to be involved in the purchase and subsequent sale of residential mortgage loans. These loans were and are sold to investors in the normal course of business. These agreements usually require certain representations and warranties concerning credit information, loan documentation, collateral, and insurability. On occasion, investors have requested Matrix Bank to repurchase loans or to indemnify them against losses on certain loans which the investors believe do not comply with applicable representations. Upon completion if its own investigation regarding the investor claims, Matrix Bank generally repurchases or provides indemnification on certain loans.

                      Matrix Bancorp, Inc. and Subsidiaries

The Company maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions. Total loans repurchased during the years ended December 31, 2004, 2003 and 2002 were $14,337,000, $30,565,000, and $9,591,000, respectively. Loans indemnified that remain outstanding at December 31, 2004 totaled $22,187,000, of which $12,227,000 are guaranteed as to principal by FHA. Losses charged against the liability for estimated losses on repurchase and indemnification were $3,660,000, $1,915,000, and $681,000 for 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003 the liability for estimated losses on repurchase and indemnification was $2,505,000 and
$1,691,000, respectively, and was included in other liabilities on the consolidated balance sheets.

Contingencies - Legal

The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. The Company accrues liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will generally only accrue a loss for a pending litigation matter if, for example, the parties to the matter have entered into definitive settlement agreements or a final judgment adverse to the Company has been entered. Based on evaluation of the Company's litigation matters and discussions with internal and external legal counsel, management believes than an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2004 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

A former customer of Matrix Bank is a debtor in a Chapter 11 proceeding under the Bankruptcy Code styled In re Apponline.com, Inc. and Island Mortgage Network, Inc. pending in the United States Bankruptcy Court for the Eastern District of New York. Prior to the bankruptcy filing, Matrix Bank had provided the customer, Island Mortgage Network, Inc. ("Island Mortgage"), with a purchase/repurchase facility under which Matrix Bank purchased residential mortgage loans, with Island Mortgage having the right or obligation to repurchase such mortgage loans within a specified period of time. Matrix Bank has initiated an adversary claim in the Bankruptcy Court against the State Bank of Long Island seeking to recover losses sustained by Matrix Bank as a result of the fraud perpetrated by Island Mortgage. State Bank, among other things, was the depository bank for Island Mortgage. Matrix Bank also believes that any loss it sustained as a result of its dealings with Island Mortgage are insured. Matrix Bank cannot accurately assess at this time whether and to what extent it will receive compensation from any source for any loss it incurred as a result of its relationship with Island Mortgage. The Trustee for Island Mortgage initiated an avoidable preference action against Matrix Bank relating to approximately $6,100,000 that was returned to Matrix Bank in connection with mortgage loans slated to be purchased by Matrix Bank but which never closed and funded. During the fourth quarter of 2004, Matrix Bank entered into an agreement with the Trustee to pay the estate of Island Mortgage approximately $3,650,000 to settle all of the claims of the Trustee relating to this matter. The settlement was paid in January 2005. The settlement amount is included in other liabilities in the consolidated balance sheet at December 31, 2004. This matter, with regard to the Trustee of Island Mortgage, is now closed.

                      Matrix Bancorp, Inc. and Subsidiaries

Sterling Trust Company has been named a defendant in an action filed July 1999 styled Roderick Adderley, et al. v. Advanced Financial Services, Inc., et al. that was tried in Tarrant County, Texas district court in the spring of 2000. The jury returned a verdict adverse to Sterling Trust with respect to two of 12 theories of liability posed by the plaintiffs, and the court has signed a judgment for certain of the plaintiffs in the amount of approximately $6,400,000, plus post-judgment interest and conditional attorneys' fees for the plaintiffs in connection with any appeals. Sterling Trust appealed the judgment to the Court of Appeals for the Second District of Texas (Fort Worth). On July 31, 2003, the Court of Appeals affirmed and reversed in part the jury verdict. The Court of Appeals affirmed the jury's award for actual damages of approximately $6,200,000, plus post-judgment interest and conditional attorneys' fees for the appeals (currently estimated to be approximately $3,600,000), but denied the punitive award of approximately $250,000. Sterling Trust appealed to the Supreme Court of Texas, and the Supreme Court of Texas has agreed to hear the appeal. Oral arguments were held before the Supreme Court of Texas on September 29, 2004, and the case is awaiting a decision from the Court. Notwithstanding the fact that the Supreme Court of Texas has taken this appeal by Sterling Trust, no assurances can be given that the appeal will be successful or that the Supreme Court of Texas will render an opinion favorable to Sterling Trust. Because management has determined that the loss in this matter is not probable, no accrual for loss has been recorded in these financial statements. The ultimate legal and financial liability, if any, of the Company in this matter cannot be estimated with certainty at this time.

Related to the matter described in the previous paragraph, Sterling Trust and several officers of the Company have been named defendants in an action in which the plaintiffs have asserted various theories of liability, including control person theories of liability under the Texas Securities Act and fraudulent transfer theories of liability, to seek to impose liability on the defendants for the judgment described above. The parties have agreed to abate this action pending the outcome of the appeal mentioned in the previous paragraph. The defendants believe they have adequate defenses and intend to vigorously defend this action. The ultimate legal and financial liability, if any, of the Company cannot be estimated with certainty at this time.

Sterling Trust was named a defendant in several putative class action lawsuits instituted in November 2000 by one law firm in Pennsylvania. All of such lawsuits were originally filed in the United States District Court for the Western District of Pennsylvania. On April 26, 2001, the District Court for the Western District of Pennsylvania ordered that all of such cases be transferred to the United States District Court for the Western District of Texas so that Sterling Trust could properly present its motion to compel arbitration. Sterling Trust filed separate motions to compel arbitration in these actions, all of which were granted. Each of the six plaintiffs timely filed arbitration demands with the American Arbitration Association. The demands seek damages and allege Sterling Trust breached fiduciary duties and was negligent in administrating each claimant's self-directed individual retirement account holding a nine-month promissory note. Each of these arbitration actions has been abated pending the outcome of the Superior Court of the State of California matter described below. Sterling Trust believes it has meritorious defenses and is defending the matters vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

Sterling Trust has been named a defendant in an action filed in December 2001 that is pending in Superior Court of the State of California. The complaint seeks class action status, requests unspecified damages and alleges negligent misrepresentation, breach of fiduciary duty and breach of written contract on the part of Sterling Trust. In November 2004, the Court certified two classes,

                      Matrix Bancorp, Inc. and Subsidiaries
one consisting of California plaintiffs alleging breach of fiduciary duty and second class consisting of plaintiffs nationwide alleging breach of contract. The Company believes it has meritorious defenses and is defending the matter vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

Matrix Financial has been named as a defendant in an arbitration action filed on September 17, 2003 with the American Arbitration Association. The complaint alleges that Matrix Financial underpaid Veteran Home Loans for services provided to Matrix Financial by Veteran Home Loans in connection with its assistance in originating mortgage loans, and seeks general damages for breach of contract. In February 2005, we agreed to settle this matter. In consideration of payment of $85,000 by Matrix Financial, the parties exchanged mutual releases and dismissed the arbitration. This matter is now closed.

Matrix Financial was named in March 2004 as a defendant in a putative class action lawsuit filed in the United States Bankruptcy Court for the Southern District of Alabama. The plaintiff claims that Matrix Financial filed an improper and false affidavit in connection with plaintiff's Chapter 13 bankruptcy proceeding because the signature page of the affidavit was executed separate and apart from the other pages, and has asked the Court to award the plaintiff actual damages, punitive damages, injunctive relief, attorney's fees and other relief as may be appropriate. Matrix Financial believes it has meritorious defenses and intends to defend this action vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this point.

Related Party Transactions

In June of 2002, the Company accepted the resignation of Guy A. Gibson as the President and Chief Executive Officer of the Company. Mr. Gibson served on the Board of Directors of the Company and provided certain consulting services for the Company until June of 2004. Under the terms of a Consulting Agreement entered into with Mr. Gibson, the Company paid Mr. Gibson $250,000 in 2004 for his consulting services. The expense is recorded in compensation and employee benefits expense in the consolidated statements of operations.

At December 31, 2004, deposits held at Matrix Bank include $118,129,000 in custodial accounts for customers of MSCS, and $25,142,000 in accounts for the majority owner of MAM, LLC.

20.   Defined Contribution Plan

The Company has a 401(k) defined contribution plan (Plan) covering all employees who have elected to participate in the Plan. Each participant may make pre-tax contributions to the Plan up to 25% of such participant's earnings with a maximum of $13,000 in 2004. The Company makes a matching contribution of 50% of the first 6% of the participant's compensation deferred of the participant's total contribution. Matching contributions made by the Company vest over five years. The Company contributed approximately $507,000, $643,000 and $716,000 during the years ended December 31, 2004, 2003 and 2002, respectively, which and was recorded in compensation and employee benefits expense in the consolidated statements of operations.

                      Matrix Bancorp, Inc. and Subsidiaries

21.   Fair Value of Financial Instruments

The carrying amounts and estimated fair value of financial instruments are as follows:

                                                                            December 31,
                                                                  2004                       2003
                                                       -------------------------------------------------------
                                                                      Estimated                  Estimated
                                                          Carrying       Fair       Carrying       Fair
                                                           Amount       Value        Amount        Value
                                                       -------------------------------------------------------
                                                                       (Dollars in thousands)
Financial assets:
   Cash and cash equivalents                             $   42,869    $   42,869  $   34,510    $   34,510
   Investment securities - available for sale               118,437       118,437     112,402       112,402
   Investment securities - held to maturity                  71,555        71,415      40,106        40,172
   Investment securities  - trading                         126,375       126,375           -             -
   Loans held for sale, net                                 989,822       996,016     999,454     1,003,092
   Loans held for investment, net                           379,717       379,456     344,802       341,937
   FHLBank stock                                             33,481        33,481      30,682        30,682
   Derivative assets                                            221           221          21            21

Financial liabilities:
   Deposits                                            $  1,119,159   $ 1,118,488  $  974,059    $  977,280
   Custodial escrow balances                                 51,598        51,598      85,466        85,466
   FHLBank borrowings                                       506,118       509,036     458,204       469,415
   Borrowed money and junior subordinated debentures         93,408        94,494     114,495       115,018
   Derivative liabilities                                         -             -          39            39


The following methods and assumptions were used by the Company in estimating the fair value of the financial instruments:

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, FHLBank stock, custodial escrow balances and certain components of borrowed money approximate those assets' and liabilities' fair values based on the short-term nature of the asset or liability.

The fair values of loans are based on quoted market prices where available or outstanding commitments from reputable investors. If quoted market prices are not available, fair values are based on quoted market prices of similar loans sold in securitization transactions, adjusted for differences in loan characteristics.

The fair values of investment securities are based primarily upon quoted market prices.

The value of derivative financial instruments are based on changes in fair values of the underlying commitments and contracts to which they relate as determined by available market prices.

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

                      Matrix Bancorp, Inc. and Subsidiaries

Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected periodic maturities on time deposits. The component commonly referred to as deposit base intangible, was not estimated at December 31, 2004 and 2003, and is not considered in the fair value amount. The fair value disclosed for custodial escrow balances liabilities (noninterest checking) is, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).

22.   Parent Company Condensed Financial Information

Condensed financial information of Matrix Bancorp, Inc. (Parent) is as follows:

                                                                         December 31,
                                                                     2004             2003
                                                              ------------------------------------
                                                                    (Dollars in thousands)
Condensed Balance Sheets
Assets:
   Cash                                                       $       12,124      $      3,192
   Other receivables                                                     197                 -
   Premises and equipment, net                                           583               696
   Other assets                                                        3,768             5,311
   Investment in and advances to subsidiaries                        168,906           157,146
                                                              ------------------------------------
Total assets                                                  $      185,578      $    166,345
                                                              ====================================

Liabilities and shareholders' equity:
   Borrowed money and junior subordinated debentures owed to
     unconsolidated subsidiary trusts                         $       76,123      $     82,143
   Other liabilities                                                  17,140            14,518
                                                              ------------------------------------
Total liabilities                                                     93,263            96,661
Shareholders' equity:
   Common stock                                                            1                 1
   Additional paid-in capital                                         21,432            20,615
   Retained earnings                                                  70,756            48,859
   Accumulated other comprehensive income                                126               209
                                                              ------------------------------------
Total shareholders' equity                                            92,315            69,684
                                                              ------------------------------------
Total liabilities and shareholders' equity                    $      185,578      $    166,345
                                                              ====================================

(a)  The Parent's  debt is set forth in a table  following the condensed  statements of cash flows.  The Parent also  guarantees a portion of the financing related to charter schools. See Note 13 and Note 14 for additional information regarding the debt.

                      Matrix Bancorp, Inc. and Subsidiaries

                                                            Years ended December 31,
                                                      2004             2003            2002
                                               ----------------------------------------------------
                                                             (Dollars in thousands)
Condensed Statements of Operations
Income (loss):
  Interest income on inter-company advances    $           41    $           52    $       1,232
  Other                                                  (515)               46              57
                                               ----------------------------------------------------
Total income (loss)                                      (474)               98           1,289

Expenses:
  Compensation and employee benefits                    4,255             4,468           4,584
  Occupancy and equipment                                 606               745             817
  Interest on borrowed money                            7,526             7,628           7,766
  Professional fees                                       367               947             299
  Other general and administrative                       (314)              731             943
                                               ----------------------------------------------------
Total expenses                                         12,440            14,519          14,409
                                               ----------------------------------------------------

Loss before income taxes and equity
   income of subsidiaries                             (12,914)          (14,421)        (13,120)
Income taxes (b)                                            -                 -               -
                                               ----------------------------------------------------
Loss before equity income of subsidiaries             (12,914)          (14,421)        (13,120)
Equity income of subsidiaries                          34,811            16,746           9,168
                                               ----------------------------------------------------
Net income (loss)                              $       21,897    $        2,325    $     (3,952)
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

                                                                   Years ended December 31,
                                                           2004               2003              2002
                                                    --------------------------------------------------------
                                                                    (Dollars in thousands)
Condensed Statements of Cash Flows
Operating activities:
   Net income (loss)                                $         21,897   $         2,325   $        (3,952)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
       Equity income of subsidiaries                        (34,811)           (16,746)           (9,168)
       Dividends from subsidiaries                           14,249              6,593             8,485
       Depreciation and amortization                            432                566               757
       Unrealized (loss) gain on securities
         available for sale                                     (83)               183                 1
       Loss on sublease                                           -                  -               700


                      Matrix Bancorp, Inc. and Subsidiaries

                                                                   Years ended December 31,
                                                           2004               2003              2002
                                                    --------------------------------------------------------
                                                                    (Dollars in thousands)
Condensed Statements of Cash Flows
   Changes in assets and liabilities:
       Increase in other liabilities                           2,622             2,284             4,647
       Decrease in other receivables
          and other assets                                     1,426             2,527               534
                                                    --------------------------------------------------------
Net cash provided by (used in) operating activities            5,732            (2,268)            2,004

Investing activities:
   Purchases of premises and equipment                         (299)              (193)             (274)
   Repayment of (investment in and advances to)
     subsidiaries                                             8,802              5,987            (5,042)
                                                    --------------------------------------------------------
Net cash provided by (used in) investing activities           8,503              5,794            (5,316)

Financing activities:
   Repayments of notes payable and revolving line
     of credit                                              (11,330)           (11,778)          (34,877)
   Proceeds from notes payable and revolving line
     of credit                                                9,760             10,350            34,396
   Shares repurchased                                             -                  -              (726)
   (Repayments) proceeds from capital securities of
     subsidiary trusts, net                                  (4,550)                 -             4,917
   Proceeds from issuance of common stock                       817                240               301
                                                    --------------------------------------------------------
Net cash (used in) provided by financing activities          (5,303)            (1,188)            4,011
                                                    --------------------------------------------------------
Increase in cash                                              8,932              2,338               699
Cash at beginning of year                                     3,192                854               155
                                                    --------------------------------------------------------
Cash at end of year                                 $         12,124   $         3,192   $           854
                                                    ========================================================

Parent Company Debt is set forth below:

                                                        December 31,
                                                2004              2003
                                          ------------------------------------
                                                 (Dollars in thousands)
Subordinated Debt                         $        10,000     $          -
Bank stock loan                                     4,288            6,073
Senior notes                                            -            9,545
                                          ------------------------------------
Total term notes                                   14,288           15,618
Junior subordinated debentures owed
  to unconsolidated subsidiary trusts              61,835           66,525
                                          ------------------------------------
Total debt                                $       76,123     $      82,143
                                          ====================================

As of December 31, 2004, the maturities of debt are as follows:

                                        (Dollars in thousands)
2005                                        $     1,428
2006                                              2,860
2007                                                  -
2008                                                  -
2009                                                  -
Thereafter                                       71,835
                                     ----------------------------
                                            $    76,123
                                     ============================

                      Matrix Bancorp, Inc. and Subsidiaries

23.      Selected Quarterly Financial Data (Unaudited)

                                           -----------------------------------------------------------------
                                                Fourth          Third           Second          First
                                               Quarter         Quarter         Quarter         Quarter
                                           -----------------------------------------------------------------
                                                      (Dollars in thousands, except share data)
   2004
   Operations:
   Net interest income before provision
      for loan and valuation losses        $      11,406   $    10,586      $    10,285      $    10,350
   Provision for loan and valuation
      losses                                         981           543              445            1,300
   Noninterest income                             26,202        26,333           18,482           17,410
   Noninterest expense                            23,067        24,993           22,472           25,134
                                           -----------------------------------------------------------------
   Income from continuing operations
      before income taxes                         13,560        11,383            5,850            1,326
   Income tax provision                            3,941         4,271            1,988              159
                                           -----------------------------------------------------------------
   Income from continuing operations               9,619         7,112            3,862            1,167

   Discontinued operations:
   Income from discontinued operations,
      net of income taxes                              -             -                -              137
                                           -----------------------------------------------------------------
   Net income                              $       9,619   $     7,112      $     3,862      $     1,304
                                           =================================================================
   Net income per share data:
                                           -----------------------------------------------------------------
   Basic                                   $        1.48   $      1.09      $      0.59      $      0.20
                                           =================================================================
   Diluted                                 $        1.45   $      1.07      $      0.58      $      0.20
                                           =================================================================

   Balance Sheet:
   Total assets                           $    1,888,860   $ 1,877,336      $ 1,736,805      $ 1,753,823
   Total loans, net                            1,369,539     1,421,131        1,307,214        1,281,280
   Shareholders' equity                           92,315        82,058           74,197           71,269


   2003
   Operations:
   Net interest income before provision
      for loan and valuation losses        $       9,966   $    10,295      $    10,710      $    10,737
   Provision for loan and valuation
      losses                                         990         1,114              842              695
   Noninterest income                             15,675        14,782           21,047           17,825
   Noninterest expense                            24,185        23,932           34,101           28,750
                                           -----------------------------------------------------------------
   Income (loss) from continuing
      operations before income taxes                 466            31           (3,186)            (883)
   Income tax benefit                               (185)         (289)          (1,558)            (543)
   Income (loss) from continuing
      operations                                     651           320           (1,628)            (340)

   Discontinued operations:
   Income (loss) from discontinued
      operations, net of income taxes                373        (2,360)           3,057            2,252
                                           -----------------------------------------------------------------
   Net income (loss)                       $       1,024   $    (2,040)    $      1,429      $     1,912
                                           =================================================================

                      Matrix Bancorp, Inc. and Subsidiaries

                                           -----------------------------------------------------------------
                                                Fourth          Third           Second          First
                                               Quarter         Quarter         Quarter         Quarter
                                           -----------------------------------------------------------------
                                                      (Dollars in thousands, except share data)
   Net income (loss) per share data:
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

24.   Segments of the Company and Related Information

The Company has four reportable segments under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information": a traditional banking subsidiary, a mortgage banking subsidiary, two brokerage and consulting subsidiaries and a school services subsidiary. The traditional banking subsidiary provides deposit and lending services to its customers and also makes investments in residential mortgage loans. The mortgage banking subsidiary owns residential MSRs and services the mortgage loans underlying those MSRs, and has some minimal mortgage origination activity. The brokerage subsidiaries offer brokerage and consulting services for residential MSRs and brokerage services for loan activities, retail and fixed income activities, and SBA loans and securities. The school services subsidiary provides outsourced business and consulting services, as well as financing to charter schools. The remaining subsidiaries are included in the "all other" category for purposes of Statement No. 131 disclosures and consist primarily of the Company's trust operations, real estate disposition services and the Parent company operations. The gains generated in the year ended December 31, 2004 on the sale of substantially all of the assets of MAMC, as discussed in Note 3, and on the sale of our interest in MSCS, as discussed in Note 4, are included in noninterest income in the "all other" category.

The Company evaluates performance and allocates resources based on operating profit or loss before income taxes. Accordingly, the information presented in this table is from continuing operations, which excludes the financial results of the wholesale production platform for all of the years presented. The platform was sold in 2003 as discussed in Note 6. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices (i.e., prices that would be paid if the companies were not affiliates).

For the years ended December 31:

                                                       Servicing
                            Traditional   Mortgage    Brokerage and     School
                              Banking     Banking      Consulting      Services    All Others      Total
                           ----------------------------------------------------------------------------------
                                                        (Dollars in thousands)
2004
Revenues from external
   customers:
     Interest income       $    66,433  $     3,479  $          135   $   3,845   $        534   $    74,426
     Noninterest income          7,639       28,915          10,419       2,862         38,592        88,427

Intersegment revenues            2,510        1,038           2,474           9          1,890         7,921

Interest expense                23,105        2,567               -       1,027          5,100        31,799

Depreciation/amortization          677       16,449             112         943          1,727        19,908

                      Matrix Bancorp, Inc. and Subsidiaries

                                                       Servicing
                            Traditional   Mortgage    Brokerage and     School
                              Banking     Banking      Consulting      Services    All Others      Total
                           ----------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Segment income (loss) from
   continuing operations
   before income taxes
                           $    33,381  $   (15,925) $        2,425   $     212   $     12,026   $   32,119

Segment assets (a)           1,850,868       73,610           7,791      43,319        172,520    2,148,108

2003
Revenues from external
   customers:
     Interest income       $    62,286  $     5,132  $          285   $   5,607   $        397   $   73,707
     Noninterest income          8,345       32,538          10,707       2,240         15,499       69,329

Intersegment revenues            3,059        3,236           2,028          11          1,814       10,148

Interest expense                22,773        3,082              47           5          6,092       31,999

Depreciation/amortization          702       32,758             123         778          1,622       35,983
Segment income (loss) from
   continuing operations
   before income taxes
                                23,355      (12,608)          4,028      (4,616)       (13,731)      (3,572)

Segment assets (a)           1,647,833      114,743           9,244      62,768        182,925    2,017,513

2002
Revenues from external
   customers:
     Interest income       $    71,320  $     5,220  $          123   $   6,823   $        502   $   83,988
     Noninterest income          4,677       31,499           9,273       6,445         10,040       61,934

Intersegment revenues            3,019        3,694           1,192          11          2,260       10,176

Interest expense                31,037        3,019             154       2,771          4,297       41,278

Depreciation/amortization          602       25,433             109       1,405          1,383       28,932

Segment income (loss) from
   continuing operations
   before income taxes
                                20,081      (19,377)          2,311      (6,736)       (13,304)    (17,025)

Segment assets (a)           1,556,268      527,328           7,209      70,237         50,842    2,211,884

(a) See reconciliation to total consolidated assets in the following table.

                      Matrix Bancorp, Inc. and Subsidiaries

                                                            2004             2003              2002
                                                     -------------------------------------------------------
                                                                     (Dollars in thousands)
Revenues for year ended December 31:
Interest income for reportable segments              $        73,892    $       73,310    $      83,486
Noninterest income for reportable segments                    49,835            53,830           51,894
Intersegment revenues for reportable segments                  6,031             8,334            7,916
Other revenues                                                41,016            17,710           12,802
Elimination of intersegment revenues                          (7,921)          (10,148)         (10,176)
                                                     -------------------------------------------------------
Total consolidated revenues                          $       162,853    $      143,036    $     145,922
                                                     =======================================================


                                                            2004             2003              2002
                                                     -------------------------------------------------------
                                                                     (Dollars in thousands)
Income (loss) for year ended December 31:
Total income (loss) for reportable segments          $        20,093    $       10,159    $      (3,721)
Other loss                                                    12,516           (13,117)         (12,664)
Elimination of intersegment profit (loss)                       (490)             (614)            (640)
                                                     -------------------------------------------------------
Income (loss) before income taxes                    $        32,119    $       (3,572)   $     (17,025)
                                                     =======================================================

Assets as of December 31:
Total assets for reportable segments                  $    1,975,588    $    1,834,588    $   2,161,042
Other assets                                                 172,520           182,925           50,842
Elimination of intersegment receivables                     (236,040)         (282,574)        (497,514)
Other intersegment eliminations                              (23,208)          (11,015)         (12,965)
                                                     -------------------------------------------------------
Total consolidated assets                             $    1,888,860    $    1,723,924    $   1,701,405
                                                     =======================================================



                                                            2004             2003              2002
                                                     -------------------------------------------------------
Other Significant Items for the year
 ended December 31:

Depreciation/amortization expense:
   Segment totals                                    $        18,181    $       34,361    $      27,549
   Intersegment adjustments                                    1,727             1,622            1,383
                                                     -------------------------------------------------------
Consolidated totals                                  $        19,908    $       35,983    $      28,932
                                                     =======================================================

Interest expense:
   Segment totals                                    $        26,699    $       25,907    $      36,981
   Intersegment adjustments                                    5,100             6,092            4,297
                                                     -------------------------------------------------------
Consolidated totals                                  $        31,799    $       31,999    $      41,278
                                                     =======================================================