Form 10-Q
period 2005-03-31
MATRIX BANCORP INC
filed 2005-05-05
CIK 944725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

     Number of shares of Common Stock ($0.0001 par value) outstanding at the close of business on May 2, 2005 was 6,620,850 shares.

                                TABLE OF CONTENTS




                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Balance Sheets
             March 31, 2005 (unaudited) and December 31, 2004.................3

           Consolidated Statements of Income
             Three months ended March 31, 2005 and 2004 (unaudited)...........4

           Consolidated Statements of Shareholders' Equity
             Three months ended March 31, 2005 and 2004 (unaudited)...........5

           Consolidated Statements of Cash Flows
             Three months ended March 31, 2005 and 2004 (unaudited)...........6

           Notes to Consolidated Financial Statements (unaudited).............8

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................17

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk........26

ITEM 4.    Controls and Procedures...........................................26


                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings.................................................26

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.......27

ITEM 6.    Exhibits..........................................................27

SIGNATURES...................................................................28

                         Part I - Financial Information

Item 1.   Financial Statements

                                       Matrix Bancorp, Inc. and Subsidiaries
                                            Consolidated Balance Sheets
                                  (Dollars in thousands, except share information)

                                                                               March 31,            December 31,
                                                                                  2005                  2004
                                                                         ------------------     ------------------
                                                                              (Unaudited)
Assets
Cash and cash equivalents                                                 $       38,299        $          40,471
Interest-earning deposits and federal funds sold                                   2,355                    2,398
Investment securities                                                            322,138                  316,367
Loans held for sale, net                                                         938,980                  989,822
Loans held for investment, net                                                   405,983                  379,717
Mortgage servicing rights, net                                                    25,362                   26,574
Other receivables                                                                 33,029                   35,139
FHLBank stock, at cost                                                            33,819                   33,481
Premises and equipment, net                                                       18,534                   19,037
Bank owned life insurance                                                         21,792                   21,569
Other assets, net                                                                 20,953                   21,330
Foreclosed real estate, net                                                        3,999                    2,955
                                                                          ------------------    ------------------
Total assets                                                              $    1,865,243        $       1,888,860
                                                                          ==================    ==================

Liabilities and shareholders' equity
Liabilities:
Deposits                                                                  $    1,139,617        $       1,119,159
Custodial escrow balances                                                         40,436                   51,598
FHLBank borrowings                                                               479,096                  506,118
Borrowed money                                                                    30,446                   31,573
Junior subordinated debentures owed to unconsolidated
  subsidiary trusts                                                               61,835                   61,835
Other liabilities                                                                 16,063                   23,955
Income taxes payable and deferred income tax liability                             3,153                    2,307
                                                                          ------------------    ------------------
Total liabilities                                                              1,770,646                1,796,545
                                                                          ------------------    ------------------


Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $0.0001; authorized 5,000,000 shares;                       -                        -
  no shares outstanding
Common stock, par value $0.0001; authorized 50,000,000 shares;
   outstanding 6,620,850 shares at March 31, 2005 and
   December 31, 2004                                                                   1                        1
Additional paid-in capital                                                        21,432                   21,432
Retained earnings                                                                 73,676                   70,756
Accumulated other comprehensive (loss) income                                       (512)                     126
                                                                          ------------------    ------------------
Total shareholders' equity                                                        94,597                   92,315
                                                                          ------------------    ------------------
Total liabilities and shareholders' equity                                $    1,865,243        $       1,888,860
                                                                          ==================    ==================

             See accompanying notes.

                                       Matrix Bancorp, Inc. and Subsidiaries
                                         Consolidated Statements of Income
                                  (Dollars in thousands, except share information)
                                                    (Unaudited)

                                                                                        Quarter Ended March 31,
                                                                                          2005              2004
                                                                                   -----------------  -----------------
Interest and dividend income:
  Loans and securities                                                             $      20,315      $      17,597
  Interest-earning deposits                                                                  351                229
                                                                                   -----------------  -----------------
Total interest and dividend income                                                        20,666             17,826
                                                                                   -----------------  -----------------
Interest expense:
  Deposits                                                                                 3,268              2,660
  Borrowed money and junior subordinated debentures                                        5,909              4,817
                                                                                   -----------------  -----------------
Total interest expense                                                                     9,177              7,477
                                                                                   -----------------  -----------------
Net interest income before provision for loan and valuation losses                        11,489             10,349
Provision for loan and loan valuation losses                                                 833              1,299
                                                                                   -----------------  -----------------
Net interest income after provision for loan and valuation losses                         10,656              9,050
                                                                                   -----------------  -----------------
Noninterest income:
  Loan administration                                                                      3,035              4,668
  Brokerage                                                                                2,752              2,952
  Trust services                                                                           2,515              1,951
  Real estate disposition services                                                           422              2,389
  Gain on sale of loans and securities                                                       746              2,114
  School services                                                                            483                671
  Other                                                                                    1,273              2,665
                                                                                   -----------------  -----------------
Total noninterest income                                                                  11,226             17,410
                                                                                   -----------------  -----------------
Noninterest expense:
  Compensation and employee benefits                                                       6,876              8,960
  Amortization of mortgage servicing rights                                                1,774              4,671
  Occupancy and equipment                                                                  1,272              1,559
  Postage and communication                                                                  408                587
  Professional fees                                                                          726                737
  Mortgage rights subservicing fees                                                          825                  -
  Data processing                                                                            315                623
  Subaccounting fees                                                                       2,652              1,851
  (Recovery of) impairment on mortgage servicing rights                                     (175)             1,156
  Other general and administrative                                                         2,991              4,991
                                                                                   -----------------  -----------------
Total noninterest expense                                                                 17,664             25,135
                                                                                   -----------------  -----------------
Income from continuing operations before income taxes                                      4,218              1,325
Income tax provision                                                                       1,298                160
                                                                                   -----------------  -----------------
Income from continuing operations                                                          2,920              1,165
                                                                                   -----------------  -----------------
Discontinued operations:
Income from discontinued operations, net of income tax provision of $89                        -                137
                                                                                   -----------------  -----------------
Net income                                                                         $       2,920      $       1,302
                                                                                   =================  =================
Income from continuing operations per share - basic and assuming dilution          $        0.44      $         0.18
                                                                                   -----------------  -----------------
Income from discontinued operations per share - basic and assuming dilution        $        -         $         0.02
                                                                                   -----------------  -----------------
Net income per share - basic and assuming dilution                                 $        0.44      $         0.20
                                                                                   =================  =================
Weighted average shares - basic                                                        6,620,850          6,518,981
                                                                                   =================  =================
Weighted average shares - assuming dilution                                            6,697,884          6,582,303
                                                                                   =================  =================

             See accompanying notes.

                                       Matrix Bancorp, Inc. and Subsidiaries
                                  Consolidated Statements of Shareholders' Equity
                                               (Dollars in thousands)
                                                    (Unaudited)



                                 Common Stock         Additional                  Other
                               ------------------      paid in      Retained   comprehensive                Comprehensive
                                Shares    Amount       capital      earnings   income (loss)       Total       income
                               -------------------------------------------------------------------------------------------
       Quarter Ended
       March 31, 2005
---------------------------
Balance at December 31, 2004   6,620,850  $     1  $     21,432  $    70,756  $          126   $   92,315
Comprehensive income:
 Net income                                                            2,920                        2,920   $    2,920
 Net unrealized holding
  losses, net of income tax(1)                                                          (638)        (638)        (638)
                                                                                                            --------------
Comprehensive income                                                                                        $    2,282
                               ---------------------------------------------------------------------------  ==============
Balance at March 31, 2005      6,620,850  $     1  $     21,432  $    73,676  $         (512)  $   94,597


       Quarter Ended
       March 31, 2004
---------------------------
Balance at December 31, 2003   6,518,981  $     1  $     20,615  $    48,859  $          209   $   69,684
Comprehensive income:
 Net income                                                            1,302                        1,302   $     1,302
 Net unrealized holding
  gains, net of income tax                                                               283          283           283
                                                                                                            --------------
Comprehensive income                                                                                        $     1,585
                               ---------------------------------------------------------------------------  ==============
Balance at March 31, 2004      6,518,981  $     1  $     20,615  $    50,161  $          492   $   71,269



(1)  Disclosure of reclassification amount
       Quarter Ended March 31, 2005
-----------------------------------------------------

Unrealized holding loss arising during period                                                               $      (638)
Less:  reclassification adjustment of gains
  included in net Income                                                                                              -
                                                                                                            --------------
Net unrealized holding loss on securities                                                                   $      (638)
                                                                                                            ==============

             See accompanying notes.

                                       Matrix Bancorp, Inc. and Subsidiaries
                                       Consolidated Statements of Cash Flows
                                               (Dollars in thousands)
                                                    (Unaudited)
                                                                                   Quarter Ended March 31,
                                                                                   2005                 2004
                                                                          ------------------------------------------
   Operating activities
   Income from continuing operations                                      $        2,920          $         1,165
   Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                   790                      864
     Provision for loan and valuation losses                                         833                    1,299
     Amortization of mortgage servicing rights                                     1,774                     4,671
     (Recovery) impairment on mortgage servicing rights                             (175)                    1,156
     Gain on sale of loans and securities                                           (746)                   (2,114)
     Loss on sale of building and equipment                                           18                         -
     (Gain) loss on sale of foreclosed real estate                                   (34)                      211
   Changes in assets and liabilities:
     Proceeds from the sale of trading securities                                187,028                         -
     Loans originated for sale, net of loans sold                                 (7,729)                  (22,188)
     Loans purchased for sale                                                   (261,731)                 (427,108)
     Principal payments on, and proceeds from sale of loans held for sale        144,516                   200,205
     Originated mortgage servicing rights, net                                      (213)                     (424)
     Decrease in other receivables and other assets                                2,218                     8,487
     Decrease in other liabilities, income taxes payable and deferred             (7,046)                   (5,066)
       income tax liability
                                                                          -------------------     ------------------
    Net cash provided by (used in) operating activities from continuing
     operations                                                                   62,423                  (238,842)
     Net cash provided by discontinued operations                                      -                       226
                                                                          -------------------     ------------------
    Net cash provided by ( used in) operating activities                  $       62,423          $       (238,616)
                                                                          ------------------      ------------------
   Investing activities
   Loans originated and purchased for investment                                 (47,519)                  (46,472)
   Principal repayments on loans held for investment                              21,411                    13,243
   Purchase of available for sale securities                                     (31,324)                  (63,970)
   Proceeds from sale of available for sale securities                                 -                   321,851
   Proceeds from maturity and prepayment of available for sale securities          7,527                     6,975
   Proceeds from the maturity and prepayment of held to maturity                   3,895                         -
     securities
   (Purchase) redemption of FHLBank stock, net                                      (338)                      774
   Purchases of premises and equipment                                              (259)                     (244)
   Acquisition of mortgage servicing rights                                         (174)                     (218)
   Proceeds from sale of foreclosed real estate                                      996                       670
                                                                          ------------------      ------------------
   Net cash(used in) provided by investing activities                            (45,785)                  232,609
                                                                          ------------------      ------------------

   Financing activities
   Net increase (decrease) in deposits                                            20,458                   (25,369)
   Net (decrease) increase in custodial escrow balances                          (11,162)                    9,782
   (Decrease) increase in revolving lines and FHLBank borrowings, net            (28,149)                   39,639
   Payments of notes payable                                                           -                      (357)
   Payment of financing arrangements                                                   -                      (404)
   Proceeds from issuance of subordinated debt                                         -                     9,760
                                                                          ------------------      ------------------
   Net cash(used in) provided by financing activities                            (18,853)                   33,051
                                                                          ------------------      ------------------
   (Decrease) increase in cash and cash equivalents                               (2,215)                   27,044
   Cash and cash equivalents at beginning of the period                           42,869                    34,510
                                                                          ------------------      ------------------
   Cash and cash equivalents at end of the period                         $       40,654          $         61,554
                                                                          ==================      ==================
Continued

                                       Matrix Bancorp, Inc. and Subsidiaries
                                 Consolidated Statements of Cash Flows - continued
                                               (Dollars in thousands)
                                                    (Unaudited)

                                                                                   Quarter Ended March 31,
                                                                                   2005                 2004
                                                                          ------------------------------------------
   Supplemental disclosure of non-cash activity
    Loans transferred to foreclosed real estate and other assets          $        2,202          $          1,046
                                                                          ==================      ==================
    Loans securitized and transferred to securities available for sale    $            -          $        345,455
                                                                          ==================      ==================
    Loans securitized and transferred to trading securities               $      173,712           $             -
                                                                          ==================      ==================

   Supplemental disclosure of cash flow information
   Cash paid for interest                                                 $        9,300          $          8,066
                                                                          ==================      ==================
   Cash paid for income taxes                                             $          122          $            855
                                                                          ==================      ==================


             See accompanying notes.

                      Matrix Bancorp, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)


1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Matrix Bancorp, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation have been included. The results of operations for the quarter ended March 31, 2005 may not be indicative of results for the full year. For discussion of our organization and business, the accounting policies we follow and further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004. This quarterly report should be read in conjunction with that annual report.

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

Stock-Based Compensation

At March 31, 2005, the Company has one stock-based employee compensation plan, which is described more fully in Note 18 to the audited financial statements in the Company's Form 10-K for the year ended December 31, 2004. We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plan. As allowed by SFAS 123 and SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123", we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS
123. Accordingly, we do not recognize compensation expense for our stock-based plan, as we do not issue options at exercise prices below the market value at the date of the grant. In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS 123 with SFAS 123(R), "Share-Based Payment," ("SFAS 123(R)") which eliminates the intrinsic value-based method and requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. The Securities and Exchange Commission ("SEC") issued guidance in March 2005 which delays the implementation of the provisions of SFAS 123(R) until the fiscal year beginning January 1, 2006. The Company currently expects to adopt SFAS 123(R) with the fiscal year beginning January 1, 2006 under the modified prospective method. As a result, the Company will have compensation expense for any awards granted after the date of adoption, and will include compensation expense for the unvested portions of previously granted awards that remain outstanding at the date of adoption.

Had compensation cost for our stock-based plan been determined consistent with SFAS No. 123, our net income and income per share would have been changed to the pro forma amounts indicated below:

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2005
                                   (Unaudited)

                                                                                    Quarter Ended March 31,
                                                                                      2005               2004
                                                                           -----------------------------------------
                                                                           (Dollars in thousands, except share data)
Net income:
    Net income as reported                                                 $           2,920     $           1,302
    Deduct: Total stock-based employee compensation determined under
       fair value based method for awards, net of related tax effects                    (45)                  (69)
                                                                           -----------------------------------------
    Pro forma                                                              $           2,875     $           1,233
                                                                           =========================================

Income per share:
   Basic, as reported                                                      $            0.44     $            0.20
                                                                           =========================================
   Basic, pro forma                                                        $            0.43     $            0.19
                                                                           =========================================
   Diluted, as reported                                                    $            0.44     $            0.20
                                                                           =========================================
   Diluted, pro forma                                                      $            0.43     $            0.19
                                                                           =========================================

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements and related notes of prior periods to conform to the current period presentation.

2. Sale of Wholesale Production Platform

On September 2, 2003, the Company announced the final closing and substantial completion of the sale by Matrix Financial Services Corporation ("Matrix Financial") of substantially all of its assets associated with its wholesale mortgage origination platform pursuant to the Purchase and Assumption Agreement dated February 28, 2003, as amended ("Purchase Agreement"). Under the terms of the Purchase Agreement, Matrix Financial continued to earn a production premium through February 2004, generally 20 basis points times the original principal balance of all loans originated through February 23, 2004. For the quarter ended March 31, 2004, the production premium earned and reflected in income from discontinued operations was $226,000, before tax. The accounting for the sale of the production platform is more fully described in Note 6 to the audited financial statements in the Company's Form 10-K for the year ended December 31, 2004.

3. Sale of Majority Interest in Matrix Asset Management Corporation

On September 10, 2004, the Company announced the sale by Matrix Asset Management Corporation ("MAMC") of substantially all of its assets related to its real estate management and disposition business. After the sale, we have retained a 25% interest in the new company created by the purchaser, Matrix Asset Management, LLC, ("MAM, LLC"), as well as our remaining operations in MAMC, renamed MTXC Realty Corp., of a real estate brokerage office operating exclusively in the Denver metro area. The 25% ownership will be accounted for using the equity method of accounting. Due to our 25% ownership, we will continue to reflect the operations of MTXC Realty, including the future equity earnings in MAM, LLC, as continuing operations. At March 31, 2005, the investment in MAMC included in other assets in the condensed consolidated balance sheet is $622,000. The sale of the majority interest in MAMC is more fully described in Note 3 to the audited financial statements in the Company's Form 10-K for the year ended December 31, 2004.

4. Sale of Interest in Matrix Settlement and Clearance Services, LLC

On November 30, 2004, the Company through certain of its subsidiaries, entered into definitive agreements to sell the 45% membership interest in Matrix Settlement and Clearance Services, LLC ("MSCS"), as well as all of the assets of the trust operations of Matrix Capital Bank ("Matrix Bank"). In consideration of the sale of the 45% membership interest in MSCS, the Company has received approximately 5% of the outstanding common stock of the purchaser. This portion of the transaction closed December 1, 2004. The 5% ownership interest retained is accounted for using the cost basis of accounting. In consideration of the

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2005
                                   (Unaudited)

sale of the assets of the trust operations of Matrix Bank, the purchaser will issue common stock of approximately 2% of its outstanding common stock. Consummation of the sale of the assets of the trust operations of Matrix Bank occurred April 30, 2005, for a gain on sale of approximately $300,000. The sale of the interest in MSCS is more fully described in Note 4 to the audited financial statements in the Company's Form 10-K for the year ended December 31, 2004.

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

The sale of the branches is more fully described in Note 5 to the audited financial statements in the Company's Form 10-K for the year ended December 31, 2004.

6. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:

                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                       2005             2004
                                                                               -------------------------------------
                                                                                     (Dollars in thousands)
Numberator:
Income from continuing operations                                              $          2,920      $        1,165
Income from discontinued operations                                                           -                 137
                                                                               -------------------------------------
Net income                                                                     $          2,920      $        1,302
                                                                               =====================================
Denominator:
Weighted average shares outstanding                                                   6,620,850           6,518,981
  Effect of dilutive securities:
    Common stock options                                                                 77,034              63,322
                                                                               -------------------------------------
Denominator for net income per share assuming dilution                                6,697,884           6,582,303
                                                                               =====================================

7. Investment Securities

Investment securities available for sale were as follows:

                                        March 31, 2005                                   December 31, 2004
                        -----------------------------------------------    -----------------------------------------------
                                    Gross          Gross                                  Gross     Gross
                        Amortized   Unrealized  Unrealized   Carrying      Amortized   Unrealized   Unrealized  Carrying
                           Cost       Gains       Losses       Value          Cost        Gains       Losses      Value
                        ----------- ----------- ------------ ----------    ----------- ------------ ----------- ----------
                                                              (Dollars in thousands)
   Mortgage-backed
     securities         $  142,098  $    274    $  (1,047)   $ 141,325     $  117,316   $     339   $    (145)  $ 117,510
   SBA securities              910         -           (2)         908            930           -          (3)        927
                        ----------- ----------- ------------ ----------    ------------ ----------- ----------- ----------
Total                   $  143,008  $    274    $  (1,049)   $ 142,233     $  118,246   $     339   $    (148)  $ 118,437
                        =========== =========== ============ ==========    ============ =========== =========== ==========

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2005
                                   (Unaudited)

Investment securities held to maturity were as follows:

                                        March 31, 2005                                     December 31, 2004
                        -----------------------------------------------    --------------------------------------------------
                        Amortized                                           Amortized
                        Cost and    Gross       Gross                       Cost and    Gross       Gross
                        Carrying    Unrealized  Unrealized  Estimated       Carrying    Unrealized  Unrealized   Estimated
                          Value       Gains       Losses    Fair Value        Value       Gains       Losses     Fair Value
                        ----------- ----------- ----------- -----------    ------------ ----------- ----------- -------------
                                                               (Dollars in thousands)
   Mortgage-backed
     securities         $  67,661   $      -    $    (723)  $   66,938     $   71,555   $       34  $   (174)   $   71,415
                        ----------- ----------- ----------- -----------    ------------ ----------- ----------- -------------
Total                   $  67,661   $      -    $    (723)  $   66,938     $   71,555   $       34  $   (174)   $   71,415
                        =========== =========== =========== ===========    ============ =========== =========== =============

Trading securities were as follows:

                                      March 31, 2005                 December 31, 2004
                                ----------------------------    ----------------------------
                                   Estimated Fair Value            Estimated Fair Value
                                    and carrying value              and carrying value
                                ----------------------------    ----------------------------
                                                  (Dollars in thousands)
   SBA securities               $            112,244            $            126,375
                                ----------------------------    ----------------------------
Total                           $            112,244            $            126,375
                                ============================    ============================

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At March 31, 2005, the Company does not believe that any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are attributable to changes in interest rates. The Company has both the intent and ability to hold the securities with gross unrealized losses for a time necessary to recover the amortized cost.

8.   Loans Held for Sale and Investment

Loans Held for Investment

Loans held for investment consist of the following:

                                                                         March 31,       December 31,
                                                                           2005              2004
                                                                     -------------------------------------
                                                                            (Dollars in thousands)
   Residential loans                                                  $    232,209     $    227,609
   Multi-family, commercial real estate, SBA commercial                    145,681          134,782
   Construction loans                                                       35,206           24,753
   Consumer loans and other                                                    546              581
   (Discounts) premium, net                                                   (955)          (1,194)
   Unearned fees                                                              (888)            (840)
                                                                     -------------------------------------
                                                                           411,799          385,691
Less:  Allowance for loan and valuation losses                               5,816            5,974
                                                                     -------------------------------------
   Loans held for investment, net                                     $    405,983     $    379,717
                                                                     =====================================

Activity in the allowance for loan and valuation losses on loans held for investment is summarized as follows:

                                                                       Quarter Ended      Year Ended
                                                                         March 31,       December 31,
                                                                           2005              2004
                                                                     -------------------------------------
                                                                            (Dollars in thousands)
   Balance at beginning of year                                      $        5,974     $       4,986
   Provision for loan and valuation losses                                      408             2,089
   Charge-offs and transfers                                                   (579)           (1,264)
   Recoveries                                                                    13               163
                                                                     -------------------------------------
   Balance at end of year                                            $        5,816     $       5,974
                                                                     =====================================

Loans Held for Sale

Loans held for sale consist of the following:
                                                                        March 31,        December 31,
                                                                           2005              2004
                                                                    --------------------------------------
                                                                           (Dollars in thousands)

   Residential loans                                                   $  776,734       $   758,543
   SBA guaranteed commercial loans, school financing and other            154,526           218,231
   Purchase premiums, net                                                  13,325            18,246
                                                                    --------------------------------------
                                                                          944,585           995,020
Less:  Allowance for loan and valuation losses                              5,605             5,198
                                                                    --------------------------------------
   Loans held for sale, net                                           $   938,980       $   989,822
                                                                    ======================================

Activity in the allowance for loan and valuation losses on loans held for sale is summarized as follows:

                                                                       Quarter Ended       Year Ended
                                                                         March 31,        December 31,
                                                                           2005               2004
                                                                     --------------------------------------
                                                                            (Dollars in thousands)

   Balance at beginning of year                                      $         5,198    $      4,803
   Provision for loan losses                                                     425           1,180
   Charge-offs and transfers                                                     (32)           (785)
   Recoveries                                                                     14               -
                                                                     --------------------------------------
   Balance at end of year                                            $          5,605   $      5,198
                                                                     ======================================

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2005
                                   (Unaudited)

9. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

                                                                         Quarter Ended       Year Ended
                                                                           March 31,        December 31,
                                                                             2005               2004
                                                                       ------------------  -----------------
                                                                              (Dollars in thousands)
Mortgage servicing rights
   Balance at beginning of period                                      $      29,980       $         47,194
   Purchases                                                                     174                    871
   Originations                                                                  213                    615
   Amortization                                                               (1,774)               (16,100)
   Application of valuation allowance to write down impaired MSRs                  -                 (2,600)
                                                                       ------------------  -----------------
Balance before valuation allowance at end of period                           28,593                 29,980

Valuation allowance for impairment of mortgage servicing rights
   Balance at beginning of period                                             (3,406)                (6,450)
   Additions                                                                       -                 (1,656)
   Application of valuation allowance to write down impaired MSRs                  -                  2,600
   Recovery                                                                      175                  2,100
                                                                       ------------------  -----------------
Balance at end of period                                                      (3,231)                (3,406)

Mortgage servicing rights, net                                         $      25,362       $         26,574
                                                                       ==================  =================

The Company's servicing portfolio (excluding subserviced loans), is comprised of the following:

                                                  March 31, 2005                       December 31, 2004
                                         ----------------------------------     --------------------------------
                                                             Principal                             Principal
                                             Number           Balance               Number          Balance
                                            of Loans        Outstanding            of Loans       Outstanding
                                         -----------------------------------------------------------------------
                                                                 (Dollars in thousands)
Freddie Mac                                      4,475     $      182,593             4,783      $      196,637
Fannie Mae                                      12,677            693,182            13,390             722,749
Ginnie Mae                                      10,323            617,381            11,098             675,067
VA, FHA, conventional and other loans            8,234            668,875             8,687             664,387
                                         ----------------  ----------------     ---------------  --------------
                                                35,709     $    2,162,031            37,958      $    2,258,840
                                         ================  ================     ===============  ===============

The Company's custodial escrow balances shown in the accompanying condensed consolidated balance sheets at March 31, 2005 and December 31, 2004 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at Matrix Bank in noninterest-bearing accounts. The balance of custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2005
                                   (Unaudited)

10. Deposits

Deposit account balances are summarized as follows:

                                           March 31, 2005                                  December 31, 2004
                             --------------------------------------------     -------------------------------------------
                                                           Weighted                                          Weighted
                                                            Average                                           Average
                                 Amount     Percent          Rate                  Amount      Percent         Rate
                             ----------------------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
Passbook accounts            $        457       0.04   %        1.34  %         $        455       0.04  %        1.26  %
NOW accounts                      207,380      18.20            0.14                 189,671      16.95           0.11
Money market accounts             765,253      67.15            1.04                 676,848      60.48           0.91
                             ------------- -------------   ------------         ------------- ------------   ------------
                                  973,090      85.39            0.82                 866,974      77.47           0.71
Certificate accounts              166,527      14.61            2.93                 252,185      22.53           2.48
                             ------------- -------------   ------------         ------------- ------------   -----------
Deposits                     $  1,139,617     100.00   %        1.18  %         $  1,119,159     100.00  %        1.09  %
                             ============= =============   ============         ============= ============   ============

Approximately $253,823,000 and $236,007,000 of fiduciary assets under administration by Sterling Trust are included in NOW and money market accounts as of March 31, 2005 and December 31, 2004, respectively. Approximately $116,423,000 and $118,129,000 of MSCS customer assets under administration are included in NOW and money market accounts as of March 31, 2005 and December 31, 2004, respectively. Approximately $525,961,000 and $449,517,000 of deposits represent funds from 5 significant institutional relationships maintained by Matrix Bank as of March 31, 2005 and December 31, 2004, respectively. Included in certificate accounts are $161,517,000 and $247,868,000 of brokered deposits as of March 31, 2005 and December 31, 2004, respectively.

11.  FHLBank Stock and Borrowings

Matrix Bank obtains FHLBank advances from FHLBank of Topeka, which is the FHLBank that serves Denver, Colorado, and utilizes FHLBank of Topeka as its primary correspondent bank. Long-term advances with FHLBank of Dallas that existed at March 25, 2002, when Matrix Bank changed its domicile to Denver, Colorado, are still outstanding under their original terms.

The balances of FHLBank stock are as follows:

                                                                   March 31, 2005             December 31, 2004
                                                           --------------------------------------------------------
                                                                             (Dollars in thousands)
   FHLBank of Topeka stock, at cost                        $                27,090         $            26,800
   FHLBank of Dallas stock, at cost                                          6,729                       6,681
                                                           ---------------------------     ------------------------
   FHLBank stock                                           $                33,819         $            33,481
                                                           ===========================     ========================

The balances of FHLB borrowings are as follows:

                                                                   March 31, 2005             December 31, 2004
                                                           --------------------------------------------------------
                                                                             (Dollars in thousands)
   FHLBank of Topeka borrowings                            $               342,000         $           359,000
   FHLBank of Dallas borrowings                                            137,096                     147,118
                                                           ---------------------------     ------------------------
   FHLBank borrowings                                      $               479,096         $           506,118
                                                           ===========================     ========================

Available unused borrowings from FHLBank of Topeka totaled $321,007,000 at March 31, 2005.

12.  Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

The Company has sponsored six trusts, Matrix Bancorp Capital Trust I, Matrix Bancorp Capital Trust II, Matrix Bancorp Capital Trust III, Matrix Bancorp

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2005
                                   (Unaudited)

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

Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts are summarized as follows:

                                                                                        March 31,      December 31,
                                                                                   ------------------------------------
                                                                                           2005            2004
                                                                                   ------------------------------------
                                                                                        (Dollars in thousands)
Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts
Junior subordinated debentures owed to Matrix Bancorp Capital Trust I, 10%
   junior subordinated debentures payable quarterly, unsecured and maturing
   September 30, 2029                                                              $         13,351      $      13,351
Junior subordinated debentures owed to Matrix Bancorp Capital Trust II, 10.18%
   junior subordinated debentures payable semi-annually, unsecured and maturing
   June 8, 2031                                                                              12,400             12,400
Junior subordinated debentures owed to Matrix Bancorp Capital Trust III, 10.25%
   junior subordinated debentures payable semi-annually, unsecured and maturing
   July 25, 2031                                                                             15,464             15,464
Junior subordinated debentures owed to Matrix Bancorp Capital Trust IV, six-month LIBOR plus 3.75% (6.525% at December 31, 2004) junior  subordinated
   debentures payable semi-annually, unsecured and maturing December 8, 2031                  5,155              5,155
Junior subordinated debentures owed to Matrix Bancorp Capital Trust V, six-month
   LIBOR  plus  3.625%  (6.400%  at  December  31,  2004)  junior   subordinated
   debentures payable semi-annually, unsecured and maturing
   January 25, 2032                                                                           5,155              5,155
Junior subordinated debentures owed to Matrix Bancorp Capital Trust VI, interest fixed at 6.425% through  October 2009, then  three-month  LIBOR plus
   3.625%, junior subordinated debentures payable semi-annually, unsecured and
   maturing October 18, 2034                                                                 10,310             10,310
                                                                                   ------------------------------------
   Total                                                                           $         61,835      $      61,835
                                                                                   ====================================

The junior subordinated debentures owed to unconsolidated subsidiary trusts are more fully described in Note 14 to the audited financial statements in the Company's Form 10-K for the year ended December 31, 2004.

13. Segment Information

The Company has four reportable segments under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information": a traditional banking subsidiary, a mortgage banking subsidiary, two brokerage and consulting subsidiaries and a school services subsidiary. The remaining subsidiaries are included in the "all other" category and consist primarily of the Company's trust operations, real estate disposition services and the Parent company operations. The Company's segments are more fully described in Note 24 to the audited financial statements in the Company's Form 10-K for the year ended December 31, 2004.

                      Matrix Bancorp, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2005
                                   (Unaudited)

                                                                          Servicing
                                                                          Brokerage
                                         Traditional      Mortgage           and          School        All
                                           Banking        Banking        Consulting      Services      Others       Total
                                      --------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Quarter ended March 31, 2005:
Revenues from external customers:
    Interest income                   $      19,248   $        417    $         15    $      755   $      231  $    20,666
    Noninterest income                        2,203          3,323           2,391           483        2,826       11,226
Intersegment revenues                           483            283             811             -          503        2,080
Segment income (loss) from
   continuing operations before
   income taxes                               6,686           (511)            666            86       (2,709)       4,218

Quarter ended March 31, 2004:
Revenues from external customers:
    Interest income                   $      15,587   $      1,150    $         42    $    1,044   $        3  $    17,826
    Noninterest income                        1,538          7,596           2,843           668        4,765       17,410
Intersegment revenues                           852            270             378             3          546        2,049
Segment income (loss) from
   continuing operations before
   income taxes                               5,430         (2,408)            574            63       (2,334)       1,325


14.  Contingencies - Legal

The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. The Company accrues liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will generally only accrue a loss for a pending litigation matter if, for example, the parties to the matter have entered into definitive settlement agreements or a final judgment adverse to the Company has been entered. Based on evaluation of the Company's litigation matters and discussions with internal and external legal counsel, management believes than an adverse outcome on one or more of the matters noted, against which no accrual for loss has been made at March 31, 2005 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

The legal contingencies of the Company are more fully described in Note 19 to the audited financial statements in the Company's Form 10-K for the year ended December 31, 2004. During the quarter ended March 31, 2005, there were no material changes to the information previously reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Matrix Bancorp, Inc. (occasionally referred to in this document, on a consolidated basis, as "us," "we," the "Company" or similar terms) is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, trust activities, lending activities, mortgage banking and other fee-based services. Our traditional banking activities include originating and servicing commercial, multi-family, construction and Small Business Administration ("SBA") loans, purchasing and servicing residential and SBA loans, and providing a broad range of depository services. Our trust activities focus primarily on the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. Our mortgage banking activities consist of purchasing and selling residential mortgage loans; offering brokerage, consulting and analytical services to financial services companies and financial institutions, and servicing residential mortgage portfolios for investors through a subservicing arrangement. Our other fee-based services and lending activities include providing real estate brokerage services, primarily on foreclosed residential real estate on behalf of unaffiliated financial institutions, and providing outsourced business services to charter schools. We also offer a limited amount of financing to charter schools for the purchase of school sites and equipment.

Our primary operating subsidiaries are: Matrix Capital Bank; Matrix Financial Services Corporation; Matrix Bancorp Trading, Inc.; MTXC Realty Corp. (formerly known and Matrix Asset Management Corporation); ABS School Services, L.L.C, operating as The GEO Group; Sterling Trust Company; and First Matrix Investment Services Corp.

The principal components of our revenues consist of:

o    net interest income recorded by Matrix Bank, Matrix Financial and ABS;
o brokerage and consulting fees generated by Matrix Bancorp Trading and First Matrix;
o    gains on sales of  mortgage  loans  generated  by  Matrix  Bank and  Matrix
     Financial;
o    gain on sales of multi-family and SBA loans and pools at Matrix Bank;
o    loan administration fees generated by Matrix Financial;
o    trust service fees generated by Sterling Trust and Matrix Bank;
o service fees generated by MTXC Realty and our equity earnings under the equity method of accounting of our minority interest in Matrix Asset Management, LLC; and
o    school service fees generated by ABS.

Our results of operations are influenced by changes in interest rates and the effect of these changes on our interest margins, mortgage loan prepayments and the value of mortgage servicing portfolios. Our fee-based businesses are affected to a lesser extent by interest rates and more by competition and general market conditions.

Sale of Majority Interest in Matrix Asset Management Corporation

On September 10, 2004, the Company entered into a Contribution and Sale Agreement to sell substantially all of the assets and operations of its real estate disposition and management services business line. After the sale, we retained a 25% interest in the new company, as well as our remaining operations in Matrix Asset Management Corporation, now known as MTXC Realty Corp. See complete discussion of the sale and impact on continuing operations in "Item 1.

Business - Sale of Majority Interest in Matrix Asset Management Corporation," and Note 3 of the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 2004. The 25% ownership interest retained is accounted for using the equity method of accounting, and the equity earnings reflected in other income for the quarter ended March 31, 2005 are $110 thousand.

Sale of Interest in Matrix Settlement and Clearance Services, LLC

On November 30, 2004, the Company and certain of its subsidiaries entered into definitive agreements to sell our 45% membership interest in Matrix Settlement and Clearance Services, LLC, as well as substantially all of the assets of the trust operations of Matrix Bank. In consideration for the sale of our 45% membership interest, the Company has received approximately 5% of the outstanding common stock of the new company. This portion of the transaction closed December 1, 2004. The 5% ownership interest retained is accounted for using the cost basis of accounting. See complete discussion of the sale and impact on continuing operations in "Item 1. Business - Sale of Interest in Matrix Settlement and Clearance Services, LLC," and Note 4 of the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 2004.

In consideration of the sale of the assets of the trust operations of Matrix Bank, the new company will issue common stock of approximately 2% of their outstanding common stock. Consummation of the sale of the assets of the trust operations of Matrix Bank closed April 30, 2005, for a gain on sale of approximately $300 thousand.

Sale of Matrix Capital Bank Branches

The Company, through its wholly owned subsidiary Matrix Bank, closed the sale of its two branches in Las Cruces, New Mexico on May 1, 2004. The sale included deposits of the Las Cruces branches that totaled approximately $78.5 million, and loans of approximately $22.8 million, as well as the real estate, equipment and leases associated with the Las Cruces branches.

The Company through its wholly owned subsidiary Matrix Bank, closed the sale of its branch in Sun City, Arizona on November 1, 2004. The sale included deposits of the Sun City branch that totaled approximately $104.0 million, a nominal amount of loans, as well as the real estate, equipment and leases associated with the branch.

See complete discussion of the sale and impact on continuing operations in "Item
1. Business - Sale of Matrix Capital Bank Branches," and Note 5 of the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 2004.

Discontinued Operations - Sale of Wholesale Production Platform

On September 2, 2003, we announced the final closing and substantial completion of the sale by Matrix Financial of substantially all of its assets associated with its wholesale mortgage origination platform. See complete discussion of the sale and impact on continuing and discontinued operations in "Item 1. Business - Discontinued Operations" and Note 6 of the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 2004. The operations of the production platform, included in income from discontinued operations, net of tax effect totaled approximately $140 thousand for the quarter ended March 31, 2004. There is no income from discontinued operations for the quarter ended March 31, 2005.

Critical Accounting Policies

The Company and its subsidiaries have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of the Company's consolidated financial statements. The significant accounting policies of the Company are described in "Item 7. Critical Accounting Policies" and Note 2 of the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 2004, and along with the disclosures presented in other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgment and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company views the determination of the allowance for loan and valuation losses as a critical accounting policy that requires significant judgments, assumptions and estimates used in the preparation of its consolidated financial statements. See discussion as noted above and at "Asset and Liability
Management,  Analysis  of  Allowance  for  Loan  and  Valuation  Losses"  in the
Company's Form 10-K for the year ended December 31, 2004 for a detailed description of the Company's process and methodology related to the allowance for loan and valuation losses.

The Company considers the valuation of mortgage servicing rights and loans held for sale to be a critical accounting policy that requires judgments, assumptions and estimates used in the preparation of its consolidated financial statements. See discussion at "Item 1. Business - Mortgage Servicing Activities" and "Item

7. - Asset and Liability Management" in the Company's Form 10-K for the year ended December 31, 2004, and see discussion as noted above and in Note 2 of the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 2004 for a detail concerning the valuation of mortgage servicing rights and the lower of cost or market valuation of loans held for sale.

The Company also considers the judgments and assumptions concerning litigation as a critical accounting policy. The Company has been notified that we are a defendant in a number of legal proceedings. Most of these cases involve ordinary and routine claims incidental to our business. For a full description of such proceedings, see "Item 3. Legal Proceedings" in the Company's Form 10-K for the year ended December 31, 2004. With respect to all pending litigation matters, our ultimate legal responsibility, if any, cannot be estimated with certainty. Based on the ultimate outcome of such proceedings, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to such proceedings.

Forward-Looking Statements

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "predict," "believe," "plan," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are: third party claims or actions in relation to ongoing or future litigation or bankruptcy matters; interest rate fluctuations; level of delinquencies; defaults and prepayments; general economic conditions; competition; government regulation; unanticipated developments in connection with the bankruptcy actions or litigation mentioned above, including judicial variation from existing legal precedent and the decision by one or more parties to appeal decisions rendered; the risks and uncertainties discussed elsewhere in the Company's Form 10-K for the year ended December 31, 2004 and in the Company's current report on Form 8-K, filed with the Securities and Exchange Commission on March 14, 2005; and the uncertainties set forth from time to time in the Company's periodic reports, filings and other public statements.

Comparison  of Results of Operations  for the Quarters  Ended March 31, 2005 and
2004

Income from Continuing Operations. For the quarter ended March 31, 2005, we reported income from continuing operations of $2.9 million, or $0.44 per diluted share, as compared to $1.2 million, or $0.18 per diluted share, for the quarter ended March 31, 2004. Our income for the quarter ended March 31, 2005 is primarily due to positive performance in our traditional banking and other core operations.

Net Interest Income. Net interest income before provision for loan and valuation losses increased $1.2 million, or 11.0%, to $11.5 million for the quarter ended March 31, 2005 as compared to $10.3 million for the quarter ended March 31, 2004. Our net interest margin, however, decreased 5 basis points to 2.65% for the quarter ended March 31, 2005 from 2.70% for the quarter ended March 31, 2004. The increase in net interest income before provision for loan valuation losses was attributable to an overall increase in the Company's average balance of interest-earning assets to $1.74 billion for the quarter ended March 31, 2005 as compared to $1.54 billion for the quarter ended March 31, 2004, and an increase in the yield on those interest-earning assets of 12 basis points to 4.76% for the quarter ended March 31, 2005 as compared to 4.64% for the quarter ended March 31, 2004. The effect of the increase in the net interest-earning assets was offset by an increase in our average interest-bearing liabilities to $1.52 billion for the quarter ended March 31, 2005 as compared to $1.36 billion at March 31, 2004, and on which we had a 21 basis point increase in the cost of our interest-bearing liabilities to 2.41% for the quarter ended March 31, 2005 as compared to 2.20% for the quarter ended March 31, 2004. The greater increase in our cost of interest-bearing liabilities than the yield on interest-earning assets caused our interest rate spread to decrease to 2.35% for the quarter ended March 31, 2005 from 2.44% for the quarter ended March 31, 2004. The increases in the yields were in response to the increase in the overall interest rate environment. The compression of our interest rate margin is due primarily to our focus on the acquisition of adjustable rate loans which tend to have lower initial interest rates, but are a strategically positive match from an interest rate risk perspective to our liability base. See further discussion at "Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

Provision for Loan and Valuation Losses. The provision for loan and valuation losses decreased $470 thousand to $830 thousand for the quarter ended March 31, 2005 as compared to $1.3 million for the quarter ended March 31, 2004. The decrease in the provision was mainly due to the quarter ended March 31, 2004 including additional loan reserves at Matrix Bank and Matrix Financial that are not present in the quarter ended March 31, 2005 as nonperforming assets are declining at both subsidiaries. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "Asset Quality--Nonperforming Assets."

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $1.7 million, or 35.0%, to $3.0 million for the quarter ended March 31, 2005 as compared to $4.7 million for the quarter ended March 31, 2004. Loan service fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio decreased to an average balance of $2.21 billion for the quarter ended March 31, 2005 as compared to an average balance of $3.06 billion for the quarter ended March 31, 2004. The decrease was also due to a decrease in the average service fee rate (including all ancillary income) to 0.52% for the first quarter of 2005 as compared to 0.58% for the first quarter of 2004. The Company anticipates loan administration fees to continue to decrease as its servicing portfolio decreases through normal prepayments. Effective December 1, 2004, the servicing functions of Matrix Financial were transferred and are performed by a third-party subservicer which allows us to control our overall cost structure but is not expected to impact loan administration fees.

Brokerage  Fees.  Brokerage  fees  represent  income  earned from  brokerage and consulting services performed pertaining to mortgage loans and mortgage servicing rights and SBA trading fees. Brokerage fees decreased by $200 thousand, or 6.8%, to $2.7 million for the quarter ended March 31, 2005 as compared to $2.9 million for the quarter ended March 31, 2004. The decrease was primarily the result of lower activity at First Matrix in the acquisition, pooling and selling of SBA loans and securities due to market conditions.

Trust Services. Trust service fees increased $560 thousand, or 28.9%, to $2.5 million for the quarter ended March 31, 2005 as compared to $1.9 million for the quarter ended March 31, 2004. Trust accounts under administration at Sterling Trust and Matrix Bank increased to 62,282 at March 31, 2005 from 52,470 at March 31, 2004 and total assets under administration increased to over $18.3 billion at March 31, 2005 from $14.1 billion at March 31, 2004. Most of the growth is driven by business referred to Matrix Bank's trust department by Matrix Settlement & Clearance Services, LLC. As noted in Item 2. "Sale of Interest in Matrix Settlement and Clearance Services, LLC" above, the assets and operations of the trust department at Matrix Bank were sold, effective April 30, 2005, to the purchaser of our interest in Matrix Settlement and Clearance Services, LLC. As a result, we anticipate our future trust services revenues will decrease.

Real Estate Disposition Services. Real estate disposition services for the quarter ended March 31, 2005 total $420 thousand, and represent fees earned by MTXC Realty Corp. for real estate brokerage services provided on foreclosed properties owned by third party financial services companies and financial institutions in the Denver metro area. Real estate disposition services income for the quarter ended March 31, 2004 of $2.4 million represented fees earned by Matrix Asset Management Corporation for real estate management and disposition services provided to third party financial services companies. As discussed in
Item 2, "Sale of Majority Interest in Matrix Asset Management Corporation" above, the decrease in revenue of $2.0 million, or 82.3% represents the impact of the sale of our majority interest in Matrix Asset Management Corporation. As noted, the sale is expected to cause real estate disposition services revenues to continue to decrease in 2005 when compared to 2004 levels.

Gain on Sale of Loans and Securities. Gain on sale of loans and securities decreased $1.4 million to $750 thousand for the quarter ended March 31, 2005 as compared to $2.1 million for the quarter ended March 31, 2004. Gains on sale of loans and securities include gains on the sale of repurchased FHA and VA loans which represent delinquent loans purchased out of loan pools on which Matrix Financial acts as servicer, and then re-sells into the secondary market, gains on the sale of originated SBA and multi-family loans primarily from the portfolio at Matrix Bank. Gains on sale of loans and securities can fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, and as market conditions dictate, the particular loan portfolios we elect to sell.

School Services. School services income represents fees earned by ABS, operating as The GEO Group, for outsourced business and consulting services provided primarily to charter schools. School services income decreased approximately $190 thousand, or 28.0%, to $480 thousand for the quarter ended March 31, 2005 as compared to $670 thousand for the quarter ended March 31, 2004. The decrease is due to a lesser number of clients served.

Other Income. Other income, which includes equity in earnings of unconsolidated subsidiaries, income earned on bank owned life insurance, rental income, mortgage servicing net hedging gains and losses and other miscellaneous items, decreased $1.4 million, or 52.2%, to $1.3 million for the quarter ended March 31, 2005 as compared to $2.7 million for the quarter ended March 31, 2004. The decrease is primarily due to decreased income generated due to the sale of our equity investment in Matrix Settlement and Clearance Services discussed above which was approximately $380 thousand in the first quarter of 2004, offset by equity income generated by our 25% investment in the new company formed from the sale of our majority interest in Matrix Asset Management Corporation discussed above, which generated $110 thousand of revenue for the first quarter of 2005. Other fluctuations for the quarter ended March 31, 2005 included decreased hedging gains and other miscellaneous income at Matrix Financial due to the removal of our hedge on mortgage servicing rights asset in 2004, which were approximately $1.3 million in the first quarter of 2004. Remaining fluctuations are based on the nature of the accounts reflected in other income driven primarily by market conditions.

Noninterest Expense. Noninterest expense decreased $7.4 million, or 29.7%, to $17.7 million for the quarter ended March 31, 2005 as compared to $25.1 million for the quarter ended March 31, 2004. This decrease was predominantly due to decreases in the level of amortization of mortgage servicing rights asset and a recovery of the previously recorded impairment charge on our mortgage servicing asset, as well as reductions in compensation and benefits costs and other general and administrative expenses due to the restructuring the Company implemented in 2004.

The following table details the major components of noninterest expense for the periods indicated:

                                                                                     Quarter Ended
                                                                                       March 31,
                                                                ------------------------------------------------------
                                                                            2005                        2004
                                                                ------------------------------------------------------
                                                                                 (Dollars in thousands)
Compensation and employee benefits                              $               6,876       $               8,960
Amortization of mortgage servicing rights                                       1,774                       4,671
Occupancy and equipment                                                         1,272                       1,559
Postage and communication                                                         408                         587
Professional fees                                                                 726                         737
Mortgage rights subservicing fees                                                 825                           -
Data processing                                                                   315                         623
Subaccounting fees                                                              2,652                       1,851
(Recovery of) impairment on mortgage servicing rights, net                       (175)                      1,156
Other general and administrative                                                2,991                       4,991
                                                                --------------------------  --------------------------
Total                                                           $              17,664       $              25,135
                                                                ==========================  ==========================

Compensation and employee benefits expense decreased $2.1 million, or 23.3%, to $6.9 million for the quarter ended March 31, 2005 as compared to $9.0 million for the quarter ended March 31, 2004. This decrease was primarily due to a decrease in the overall number of employees by 220 employees to 314 employees at March 31, 2005 as compared to 534 employees at March 31, 2004. The decrease was principally due to employees who worked for Matrix Financial Services whose positions were eliminated with the transfer of servicing to a third party subservicer, and former employees of Matrix Asset Management Corporation who moved to the new company formed from the sale of our majority interest in Matrix Asset Management Corporation as discussed above.

Amortization of mortgage servicing rights decreased $2.9 million, or 62.0%, to $1.8 million for the quarter ended March 31, 2005 as compared to $4.7 million for the quarter ended March 31, 2004. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The cause of the decrease was a combination of a decrease in the average balance in our mortgage servicing rights portfolio to $2.2 billion at March 31, 2005 as compared to $3.1 billion at March 31, 2004, and in response to the increasing interest rate environment, prepayment speeds on our servicing portfolio decreased to an average of 19.8% for the quarter ended March 31, 2005 as compared to 28.2% for the quarter ended March 31, 2004.

Impairment on mortgage servicing rights reflects a recovery of the impairment for the quarter ended March 31, 2005 of $175 thousand as compared to an impairment charge of $1.2 million for the quarter ended March 31, 2004. The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor, among other things, to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows. Due to changes in the interest rate environment, among other factors, a recovery of the impairment was recorded during the quarter ended March 31, 2005. It is not possible to estimate if future impairments or recoveries of those impairments will occur, and further changes in market interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future periods.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, mortgage rights subservicing fees, data processing costs, subaccounting fees and other general and administrative expenses, decreased approximately $1.2 million, or 11.2%, to $9.2 million for the quarter ended March 31, 2005 as compared to $10.4 million for the quarter ended March 31, 2004. The decrease was primarily due to decreases in other general and administrative expenses as a result of the impact of the restructuring undergone by the Company in 2004, including the sales of subsidiaries and Matrix Bank branches noted above, and due to the first quarter of 2004 including certain charges in other general and administrative expenses due to market conditions that are not present in 2005. These decreases were partially offset by increases in subaccounting fees at Matrix Bank due to increases in the levels of institutional deposits held on which subaccounting services are incurred and in the level of fees, which generally move with balances and changes in the targeted Fed Funds rate.

Income Taxes. Provision for income taxes is $1.3 million for the quarter ended March 31, 2005 as compared to $160 thousand for the quarter ended March 31, 2004. Our effective tax rate is 30.8% for the quarter ended March 31, 2005. The effective tax rates are affected by the level of tax-exempt income at ABS and Matrix Bank in proportion to the level of net income from continuing operations, as well as utilization of tax credits generated by a subsidiary of Matrix Bank. The net tax exempt income was approximately $730 thousand and $1.0 million for the quarters ended March 31, 2005 and 2004, respectively.

Average Balance Sheet

The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Average interest rate information for the quarters ended March 31, 2005 and 2004 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

                                                                 Quarter Ended March 31,
                                                         2005                                 2004
                                          ---------------------------------      ---------------------------------
                                            Average               Average         Average               Average
                                            Balance    Interest     Rate          Balance    Interest     Rate
                                          ----------- ---------- ----------      ----------  ---------  ----------
                                                                 (Dollars in thousands)
Assets
Interest-earning assets:
  Loans receivable                       $ 1,381,270  $ 16,319       4.73  %   $ 1,368,959   $  16,059       4.69 %
  Securities                                317,362      3,996       5.04          134,805       1,538       4.56
  Interest-earning deposits                   3,539         14       1.58            2,316           3       0.52
  FHLBank stock                              33,485        337       4.03           29,817         226       3.03
                                         ------------ ---------- ----------    ------------  ---------  -----------
    Total interest-earning assets          1,735,656    20,666       4.76  %     1,535,897      17,826       4.64 %

Noninterest-earning assets:
  Cash                                       51,091                                 55,855
  Allowance for loan and valuation
    losses                                  (11,190)                                (9,923)
  Premises and equipment                     18,873                                 24,818
  Other assets                              104,667                                132,795
                                         ------------                          ------------
    Total noninterest-earning assets        163,441                               203,545
                                         ------------                          ------------
    Total assets                         $ 1,899,097                           $ 1,739,442
                                         ============                          ============

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Passbook accounts                      $      450          2       1.33 %    $     5,930          19       1.28 %
  Money market and NOW accounts             697,884      1,893       1.09          584,794       1,092       0.75
  Certificates of deposit                   187,170      1,373       2.93          201,968       1,549       3.07
  FHLBank borrowings                        541,604      4,142       3.06          452,037       2,562       2.27
  Borrowed money and junior
    subordinated debentures                  93,061      1,767       7.60          114,813       2,255       7.86
                                         ------------ ---------- ----------    ------------  ---------  ----------
    Total interest-bearing liabilities     1,520,169     9,177       2.41 %      1,359,542       7,477       2.20 %

Noninterest-bearing liabilities:
  Demand deposits (including custodial
       escrow balances)                      272,422                               286,950
  Other liabilities                           13,141                                22,859
                                         ------------                          ------------
      Total noninterest-bearing
        liabilities                          285,563                               309,809
  Shareholders' equity                        93,365                                70,091
                                         ------------                          ------------
    Total liabilities and shareholders'
       equity                            $ 1,899,097                           $ 1,739,442
                                         ============                          ============
Net interest income before provision
  for loan and valuation losses                       $  11,489                              $  10,349
                                                      ==========                             =========
Interest rate spread                                                 2.35 %                                  2.44 %
                                                                 ==========                             ===========
Net interest margin                                                  2.65 %                                  2.70 %
                                                                 ==========                             ===========
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                      114.18 %                                112.97 %
                                                                 ==========                             ===========

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


                                                                             Quarter Ended March 31,
                                                                                  2005 vs. 2004
                                                                   ---------------------------------------------
                                                                       Increase (Decrease) Due to Change in
                                                                   ---------------------------------------------
                                                                      Volume          Rate           Total
                                                                   -------------  -------------  ---------------
                                                                                  (In thousands)
Interest-earning assets:
  Loans receivable, net                                            $        137   $        123   $        260
  Securities                                                              2,282            176          2,458
  Interest-earning deposits                                                   3              8             11
  FHLBank stock                                                              30             81            111
                                                                   -------------  -------------  ---------------
     Total interest-earning assets                                        2,452            388          2,840

Interest-bearing liabilities:
  Passbook accounts                                                         (19)             1            (18)
  Money market and NOW accounts                                             237            565            802
  Certificates of deposit                                                  (109)           (67)          (176)
  FHLBank borrowings                                                        572          1,008          1,580
  Borrowed money                                                           (416)           (72)          (488)
                                                                   -------------  -------------  ---------------
     Total interest-bearing liabilities                                     265          1,435          1,700
                                                                   -------------  -------------  ---------------
          Change in net interest income before provision for
            loan and valuation losses                              $      2,187   $     (1,047)  $      1,140
                                                                   =============  =============  ===============


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

                                                       March 31,           December 31,            March 31,
                                                         2005                  2004                   2004
                                                ---------------------------------------------------------------------
                                                                       (Dollars in thousands)
Nonaccrual residential mortgage loans            $         13,133      $        12,157       $         17,293
Nonaccrual commercial real estate, commercial
  loans and school financing                               15,925               19,148                 22,892
Nonaccrual consumer loans                                      77                   40                      -
                                                    ----------------      ----------------      -----------------
Total nonperforming loans                                  29,135               31,345                 40,185
Foreclosed real estate                                      3,999                2,955                  8,372
                                                    ----------------      ----------------      -----------------
Total nonperforming assets                       $         33,134      $        34,300       $         48,557
                                                    ================      ================      =================

Total nonperforming loans to total loans                     2.15      %          2.27       %           3.12      %
Total nonperforming assets to total assets                   1.78      %          1.82       %           2.77      %
Ratio of allowance for loan and valuation
    losses to total nonperforming loans                     39.20      %         35.64       %          26.10      %

We accrue for interest on government sponsored loans such as FHA insured and VA guaranteed loans that are past due 90 or more days, as generally the majority of the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government sponsored accruing loans that were past due 90 or more days was $13.8 million, $18.1 million and $17.9 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively.

Nonaccrual residential mortgage loans as a percentage of total loans were 1.0% at March 31, 2005, 0.9% at December 31, 2004, and 1.3% at March 31, 2004. The
nonaccrual residential mortgage loans increased approximately $1.0 million as compared to December 31, 2004. This increase is borrower specific and does not appear to be due to any specific market conditions that affect the remainder of the portfolio.

The nonaccrual commercial loans and school financing at March 31, 2005 decreased as compared to December 31, 2004. Nonaccrual school financing and commercial loans are discussed further below.

With regard to our school financing, a majority of our origination of tax-exempt financing for charter schools is for the purchase of real estate and equipment. The balance of these loans in nonaccrual status decreased to $4.1 million at March 31, 2005 as compared to $5.6 million at December 31, 2004. Based on current information, we believe that reserves are sufficient for any potential losses. The decrease was due to the repayment of one previously held nonaccrual loan during the first quarter of 2005. See further discussion of the nonaccrual school financing loans in "Item 7. - Asset and Liability Management-Nonperforming Assets" in the Company's Form 10-K for the year ended December 31, 2004.

With regard to the nonaccrual commercial loans, the balance of these loans in nonaccrual status decreased to $11.9 million at March 31, 2005 as compared to $13.6 million at December 31, 2004. Based on current information, we believe that there are sufficient reserves for any potential loss. The decrease is due to repayments, reinstatements and foreclosures primarily in the SBA portfolio during the first quarter 2005. See further discussion of the nonaccrual commercial loans in "Item 7. - Asset and Liability Management-Nonperforming Assets" in the Company's Form 10-K for the year ended December 31, 2004.

The percentage of the allowance for loan losses to nonaccrual loans varies due to the nature of our portfolio of loans. We analyze the allowance for loan losses related to the nonaccrual loans by loan type, historical loss experience and loans measured for impairment. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "--Comparison of Results of Operations for the Quarters Ended March 31, 2005 and 2004."

Liquidity and Capital Resources

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company's liquidity. Historically, the majority of the dividend payments have been made by Matrix Bank. The current dividend policy approved by Matrix Bank is 75% of the consolidated cumulative earnings of Matrix Bank. Absent these dividend payments, the Company may utilize the line of credit on its bank stock loan, as needed, to meet its own and the other subsidiaries financial obligations. As of March 31, 2005, the entire amount of the line of credit of $12,000,000 is available. The line of credit was renewed effective March 31, 2005, which extended the maturity to March 31, 2006. Additionally, under a strategy implemented in 2003, liquidation of certain loans receivable at ABS are anticipated to generate cash to be distributed to the Company, consistent with the Company's experience in 2004. In the third and fourth quarter of 2004, due to the sale of our majority interest in Matrix Asset Management Corporation and our interest in Matrix Settlement and Clearance Services, as discussed above, dividends of the sales proceeds were paid by these subsidiaries to the Company. This level of dividends for these specific subsidiaries is not anticipated to be repeated in 2005.

Matrix Bank's liquidity needs are expected to be met primarily through borrowings from the FHLBank, as well as institutional deposits and custodial escrow deposits held at Matrix Bank. Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. At March 31, 2005, Matrix Bank had overnight and term borrowings of $479.1 million from the FHLBank of Topeka and Dallas. Matrix Bank also utilizes brokered deposits as a source of liquidity. The balance of brokered deposits at March 31, 2005 was $161.5 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur.

Matrix Bank, a well capitalized institution, had a leverage capital ratio of 6.64% at March 31, 2005. This exceeds the well capitalized leverage capital requirement of 5.0% of adjusted assets by $29.5 million. Matrix Bank's risk-based capital ratio was 13.22% at March 31, 2005, which exceeds the well capitalized risk-based capital requirement of 10.0% of risk-weighted assets by $31.0 million.

ABS' principal source of funding for school financings are internal capital, sales of loans to third party institutions and partnership trusts with unaffiliated financial institutions. Amounts available to be sold and amounts to be financed are at the purchaser's and lender's sole discretion. The facility currently outstanding has a balance of approximately $14.2 million and matures in September 2005. We are in the process of renewing the facility, but there can be no assurances that the facility will be renewed. We continue to pursue additional third party financing and sales options for ABS. We do not anticipate significantly increasing our current loan portfolio.

Under a purchase and sale agreement, ABS has sold school financings to an unaffiliated financial institution, with full recourse to ABS. ABS services the school financings on a scheduled/scheduled remittance and in the case of a loss or default, upon the liquidation of the underlying collateral, ABS is required to reimburse the unaffiliated financial institution for any shortfall. Due to the control the unaffiliated financial institution has over the school financing, the transaction was accounted for as a sale. The recourse provisions were considered by us at the time of the sale. No gain or loss was booked at the sale date as the loans were sold at their carrying value. The total balance of the school financings sold with recourse is $7.1 million at March 31, 2005.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

During the quarter ended March 31, 2005, there were no material changes outside of the normal course of business to the quantitative and qualitative disclosures about contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements previously reported in the Annual Report contained in the Company's Form 10-K for the year ended December 31, 2004. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements" in the Company's Form 10-K for the year ended December 31, 2004 for a detailed discussion.

See Notes 10 and 11to the Condensed Consolidated Financial Statements herein for detail on the balances of deposit liabilities and FHLBank borrowings as of March 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended March 31, 2005, there were no material changes to the quantitative and qualitative disclosures about market risk previously reported in the Annual Report contained in the Company's Form 10-K for the year ended December 31, 2004. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management - Risk Sensitive Assets and Liabilities" and Item 1. "Business Mortgage Servicing Activities - Hedging of Servicing Rights" in the Company's Form 10-K for the year ended December 31, 2004 for a detailed discussion.

Item 4. Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(b) of the Securities Exchange Act of 1934. As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures as of March 31, 2005 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           Part II - Other Information

Item 1.  Legal Proceedings

During the quarter ended March 31, 2005, there were no material changes to the information previously reported in the Company' Annual Report on Form 10-K for the year ended December 31, 2004. See Item 3. "Legal Proceedings" in the Company's Form 10-K for the year ended December 31, 2004 for a detailed discussion.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2005, there were no changes to the information previously reported in the Annual Report contained in the Company's Form 10-K for the year ended December 31, 2004. See Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in the Company's Form 10-K for the year ended December 31, 2004 for a detailed discussion.

Item 6. Exhibits

(a)      Exhibits

          *10.1 Seventh Amendment to Credit Agreement, dated as of March 31, 2005, by and between Matrix Bancorp, Inc., as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders.

          *31.1 Certification by D. Mark Spencer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          *31.2     Certification   by  Richard  V.  Schmitz  pursuant  to  Rule
                    13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          *31.3 Certification by David W. Kloos pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adoped pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                       MATRIX BANCORP, INC.



Dated:       May 5, 2005               /s/ D. Mark Spencer
             -----------               ----------------------------------------
                                       D. Mark Spencer
                                       President and
                                       Co-Chief Executive Officer
                                       (Principal Executive Officer)

Dated:       May 5, 2005               /s/ Richard V. Schmitz
             -----------               ----------------------------------------
                                       Richard V. Schmitz
                                       Co-Chief Executive Officer


Dated:       May 5, 2005               /s/ David W. Kloos
             -----------               ----------------------------------------
                                       David W. Kloos
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting and
                                       Financial Officer)

                                INDEX TO EXHIBITS

Exhibit
Number    Description
-------   ---------------------------------------------------------------------

*10.1 Seventh Amendment to Credit Agreement, dated as of March 31, 2005, by and between Matrix Bancorp, Inc., as borrower, and U.S. Bank National Associaiton, as agent, and certain lenders, as lenders.

*31.1 Certification by D. Mark Spencer pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2 Certification by Richard V. Schmitz pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3 Certification by David W. Kloos pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adoped pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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