Form 10-Q
period 2005-06-30
MATRIX BANCORP INC
filed 2005-08-03
CIK 944725

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on July 28, 2005 was 6,620,850 shares.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Balance Sheets
           June 30, 2005 (unaudited) and December 31, 2004.....................3

         Consolidated Statements of Operations
           Quarter and Six Months Ended June 30, 2005 and 2004 (unaudited).....4

         Consolidated Statements of Shareholders' Equity
           Six Months Ended June 30, 2005 and 2004 (unaudited).................6

         Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2005 and 2004 (unaudited).................7

         Notes to Consolidated Financial Statements (unaudited)................9

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................19

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk...........31

ITEM 4.  Controls and Procedures..............................................31

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings....................................................32

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........32

ITEM 4.  Submissions of Matters to a Vote of Security Holders.................32

ITEM 6.  Exhibits.............................................................33

SIGNATURES....................................................................34

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               MATRIX BANCORP, INC. AND SUBSIDIARIES
                                    Consolidated Balance Sheets
                         (Dollars in thousands, except share information)

                                                                            JUNE 30,    DECEMBER 31,
                                                                              2005         2004
                                                                           -----------------------
ASSETS                                                                     (Unaudited)
Cash and cash equivalents                                                  $   28,980   $   40,471
Interest-earning deposits and federal funds sold                                9,724        2,398
Investment securities                                                         354,176      316,367
Loans held for sale, net                                                    1,036,244      989,822
Loans held for investment, net                                                386,375      379,717
Mortgage servicing rights, net                                                 22,908       26,574
Other receivables                                                              39,325       35,139
FHLBank stock, at cost                                                         33,204       33,481
Premises and equipment, net                                                    17,986       19,037
Bank owned life insurance                                                      22,012       21,569
Other assets, net                                                              19,985       21,330
Foreclosed real estate, net                                                     4,059        2,955
                                                                           -----------------------
TOTAL ASSETS                                                               $1,974,978   $1,888,860
                                                                           =======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits                                                                   $1,190,507   $1,119,159
Custodial escrow balances                                                      40,736       51,598
FHLBank borrowings                                                            529,074      506,118
Borrowed money                                                                 28,618       31,573
Junior subordinated debentures owed to unconsolidated subsidiary trusts        69,567       61,835
Other liabilities                                                              17,299       23,955
Income taxes payable and deferred income tax liability                          1,985        2,307
                                                                           -----------------------
Total liabilities                                                           1,877,786    1,796,545
                                                                           -----------------------

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.0001; authorized 5,000,000 shares;
  no shares outstanding                                                            --           --
Common stock, par value $.0001; authorized 50,000,000 shares; issued and
  outstanding 6,620,850 shares at June 30, 2005 and December 31, 2004               1            1
Additional paid-in capital                                                     21,432       21,432
Retained earnings                                                              75,386       70,756
Accumulated other comprehensive income                                            373          126
                                                                           -----------------------
Total shareholders' equity                                                     97,192       92,315
                                                                           -----------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $1,974,978   $1,888,860
                                                                           =======================

See accompanying notes.

                               MATRIX BANCORP, INC. AND SUBSIDIARIES
                               Consolidated Statements of Operations
                         (Dollars in thousands, except share information)
                                            (Unaudited)

                                                           QUARTER ENDED         SIX MONTHS ENDED
                                                              JUNE 30,               JUNE 30,
                                                        -------------------    -------------------
                                                          2005       2004        2005       2004
                                                        -------------------    -------------------
Interest and dividend income:
  Loans and securities                                  $ 21,391   $ 17,260    $ 41,706   $ 34,856
  Interest-earning deposits                                  405        233         756        462
                                                        -------------------    -------------------
Total interest and dividend income                        21,796     17,493      42,462     35,318
                                                        -------------------    -------------------
Interest expense:
  Deposits                                                 3,940      2,345       7,208      5,005
  Borrowed money and junior subordinated debentures        6,488      4,863      12,397      9,679
                                                        -------------------    -------------------
Total interest expense                                    10,428      7,208      19,605     14,684
                                                        -------------------    -------------------
Net interest income before provision for loan and
  loan valuation losses                                   11,368     10,285      22,857     20,634
Provision for loan and loan valuation losses                 352        445       1,185      1,744
                                                        -------------------    -------------------
Net interest income after provision for loan and          11,016      9,840      21,672     18,890
  loan valuation losses                                 -------------------    -------------------

Noninterest income:
  Loan administration                                      2,499      3,727       5,534      8,395
  Brokerage                                                1,558      2,507       4,310      5,459
  Trust services                                           1,785      1,887       4,300      3,839
  Real estate disposition services                           423      3,078         844      5,466
  Gain on sale of loans and securities                       537        873       1,283      2,987
  Gain on sale of assets                                     302      5,088         302      5,088
  School services                                            370        799         853      1,470
  Other                                                    1,127        523       2,401      3,188
                                                        -------------------    -------------------
Total noninterest income                                   8,601     18,482      19,827     35,892
                                                        -------------------    -------------------
Noninterest expense:
  Compensation and employee benefits                       5,860      8,786      12,735     17,746
  Amortization of mortgage servicing rights                2,352      4,493       4,126      9,164
  Occupancy and equipment                                  1,286      1,562       2,558      3,122
  Postage and communication                                  338        532         746      1,118
  Professional fees                                          598        906       1,326      1,643
  Mortgage servicing rights subservicing fees                771         --       1,596         --
  Data processing                                            221        636         535      1,259
  Subaccounting fees                                       3,199      1,696       5,851      3,546
  Impairment on (recovery of) mortgage servicing
    rights                                                   230     (2,100)         55       (944)
  Other general and administrative                         2,559      5,961       5,550     10,953
                                                        -------------------    -------------------
Total noninterest expense                                 17,414     22,472      35,078     47,607
                                                        -------------------    -------------------

Income from continuing operations before income taxes      2,203      5,850       6,421      7,175
Income tax provision                                         493      1,988       1,791      2,147
                                                        -------------------    -------------------
Income from continuing operations                          1,710      3,862       4,630      5,028
                                                        -------------------    -------------------
Discontinued operations:
Income from discontinued operations, net of income
  tax provision of $89                                        --         --          --        137
                                                        -------------------    -------------------
NET INCOME                                              $  1,710   $  3,862    $  4,630   $  5,165
                                                        ===================    ===================

Continued

                               MATRIX BANCORP, INC. AND SUBSIDIARIES
                         Consolidated Statements of Operations - continued (Dollars in thousands, except share information)
                                            (Unaudited)

                                                           QUARTER ENDED         SIX MONTHS ENDED
                                                              JUNE 30,               JUNE 30,
                                                       --------------------   --------------------
                                                          2005       2004        2005       2004
                                                       --------------------   --------------------

Income from continuing operations per share - basic     $   0.26   $   0.59    $   0.70   $   0.77
                                                       --------------------   --------------------
Income from continuing operations per share -           $   0.26   $   0.58    $   0.69   $   0.76
  assuming dilution                                    --------------------   --------------------

Income from discontinued operations - basic and
  assuming dilution                                     $     --   $     --    $     --   $   0.02
                                                       --------------------   --------------------
Net income per share - basic                            $   0.26   $   0.59    $   0.70   $   0.79
                                                       ====================   ====================
Net income per share - assuming dilution                $   0.26   $   0.58    $   0.69   $   0.78
                                                       ====================   ====================

Weighted average shares - basic                        6,620,850  6,519,522   6,620,850  6,519,251
Weighted average shares - assuming dilution            6,698,498  6,633,954   6,698,199  6,607,047


See accompanying notes.

                                            MATRIX BANCORP, INC. AND SUBSIDIARIES
                                       Consolidated Statements of Shareholders' Equity
                                                   (Dollars in thousands)
                                                         (Unaudited)


                                          Common Stock        Additional                   Other
                                    -----------------------     paid in     Retained   comprehensive             Comprehensive
                                      Shares       Amount       capital     earnings   income (loss)    Total       income
                                    ----------------------------------------------------------------------------------------
      SIX MONTHS ENDED
       JUNE 30, 2005
-----------------------------
Balance at December 31, 2004         6,620,850   $        1   $   21,432   $   70,756   $      126   $   92,315
Comprehensive income:
  Net income                                                                    4,630                     4,630   $    4,630
  Net unrealized holding
      gains, net of income tax(1)                                                              247          247          247
                                                                                                                  ----------
Comprehensive income                                                                                              $    4,877
                                                                                                                  ==========
                                    ---------------------------------------------------------------------------
Balance at June 30, 2005             6,620,850   $        1   $   21,432   $   75,386   $      373   $   97,192
                                    ---------------------------------------------------------------------------
      SIX MONTHS ENDED
       JUNE 30, 2004
-----------------------------
Balance at December 31, 2003         6,518,981   $        1   $   20,615   $   48,859   $      209   $   69,684
Comprehensive income:
  Net income                                                                    5,165                     5,165   $    5,165
  Net unrealized holding
   loss, net of income tax                                                                    (662)        (662)        (662)
                                                                                                                  ----------
Comprehensive income                                                                                              $    4,503
                                                                                                                  ==========
Issuance of stock related
 to employee stock purchase
 plan and options                        1,200                        10                                     10
                                    ---------------------------------------------------------------------------
Balance at June 30, 2004             6,520,181   $        1   $   20,625   $   54,024         (453)      74,197
                                    ---------------------------------------------------------------------------

---------------
(1)   Disclosure of reclassification amount Quarter Ended June 30, 2005


Unrealized holding gains arising during period                                                                    $      247
Less:  reclassification adjustment of gains included in net
     Income                                                                                                               --
                                                                                                                  ----------
Net unrealized holding gains on securities                                                                        $      247
                                                                                                                  ==========


See accompanying notes

                               MATRIX BANCORP, INC. AND SUBSIDIARIES
                               Consolidated Statements of Cash Flows
                                      (Dollars in thousands)
                                            (Unaudited)
                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            ----------------------
                                                                               2005         2004
                                                                            ----------------------
 OPERATING ACTIVITIES
 Income from continuing operations                                          $   4,630    $   5,028
 Adjustments to reconcile income from continuing operations to net cash used in operating activities:
   Depreciation and amortization                                                1,866        1,859
   Provision for loan and valuation losses                                      1,185        1,744
   Amortization of mortgage servicing rights                                    4,126        9,164
   Impairment (recovery) on mortgage servicing rights                              55         (944)
   Gain on sale of loans and securities                                        (1,283)      (2,369)
   Gain on sale of mortgage servicing rights                                      (10)
   Loss on sale of building and equipment                                          17           --
   Gain on sale of other assets                                                  (302)      (5,088)
   (Gain) loss on sale of foreclosed real estate                                  (76)         208
 Changes in assets and liabilities:
   Proceeds from the sale of trading securities                               343,006           --
   Loans originated for sale, net of loans sold                               (20,500)     (32,707)
   Loans purchased for sale                                                  (723,507)    (851,142)
   Principal payments on, and proceeds from sale of loans held for sale       324,893      465,352
   Originated mortgage servicing rights, net                                     (397)        (680)
   (Increase) decrease in other receivables and other assets                   (3,465)      11,662
   (Decrease) increase in other liabilities, income taxes payable and          (6,978)         708
     deferred income tax liability
                                                                            ---------    ---------
 Net cash used in operating activities from continuing operations             (76,740)    (397,205)
   Net cash provided by discontinued operations                                    --          226
                                                                            ---------    ---------
 NET CASH USED IN OPERATING ACTIVITIES                                      $ (76,740)   $(396,979)
                                                                            ---------    ---------
 INVESTING ACTIVITIES
 Loans originated and purchased for investment                                (70,975)     (83,960)
 Principal repayments on loans held for investment                             60,467       17,070
 Loans sold in the sale of Matrix Bank branches                                    --       24,227
 Purchase of available for sale securities                                    (33,537)    (136,450)
 Proceeds from sale of available for sale securities                           47,667      554,086
 Proceeds from maturity and prepayment of available for sale securities        16,492       27,094
 Purchase of held to maturity securities                                      (49,822)          --
 Proceeds from the maturity and prepayment of held to maturity securities      12,777           --
 Redemption of FHLBank stock, net                                                 277          546
 Purchases of premises and equipment                                             (867)      (1,459)
 Proceeds from the sale of other assets                                           750         (246)
 Acquisition of mortgage servicing rights                                        (188)          --
 Proceeds from the sale of mortgage servicing rights                               80           --
 Proceeds from the sale of Matrix Bank branches premises and equipment             --        3,058
 Proceeds from sale of foreclosed real estate                                   1,467        5,544
                                                                            ---------    ---------
 NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                          (15,412)     409,510
                                                                            ---------    ---------
Continued

                               MATRIX BANCORP, INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows - continued
                                      (Dollars in thousands)
                                            (Unaudited)

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            ----------------------
                                                                               2005         2004
                                                                            ----------------------
FINANCING ACTIVITIES
Net increase in deposits                                                    $ 71,348     $ 12,236
Net deposits sold with Matrix Bank branches                                       --      (73,574)
Net (decrease) increase in custodial escrow balances                         (10,862)        (630)
Increase in revolving lines and FHLBank borrowings, net                       20,400       65,630
Payments of notes payable                                                       (399)        (714)
Payment of financing arrangements                                                 --         (405)
Proceeds from issuance of subordinated debt                                    7,500        9,760
Proceeds from issuance of common stock related to employee stock option           --           10
  purchase
                                                                            ---------    ---------
NET CASH PROVIDED BY  FINANCING ACTIVITIES                                    87,987       12,313
                                                                            ---------    ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (4,165)      24,844
Cash and cash equivalents at beginning of the period                          42,869       34,510
                                                                            ---------    ---------
Cash and cash equivalents at end of the period                              $  38,704    $  59,354
                                                                            =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Loans transferred to foreclosed real estate and other assets                $   4,196    $   6,589
                                                                            =========    =========
Loans securitized and transferred to securities available for sale          $  59,379    $ 493,755
                                                                            =========    =========
Loans securitized and transferred to trading securities                     $ 314,650    $      --
                                                                            =========    =========
Loans held for investment transferred to loans held for sale                $   4,600    $      --
                                                                            =========    =========
Securities available for sale transferred to held to maturity securities    $  85,682    $      --
                                                                            =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                      $  19,716    $  14,964
                                                                            =========    =========
Cash paid for income taxes                                                  $   2,157    $   4,929
                                                                            =========    =========

See accompanying notes.

                      MATRIX BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Matrix Bancorp, Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and certain adjustments considered necessary as discussed herein) necessary for a fair presentation have been included. The results of operations for the quarter and six months ended June 30, 2005 may not be indicative of results for the full year. For discussion of our organization and business, the accounting policies we follow and further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004. This quarterly report should be read in conjunction with that annual report.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the consolidated financial statements, and disclosures of contingent assets and liabilities, and the reported amounts of income and expenses during the reporting period and the accompanying notes. Actual results could differ from these estimates.

STOCK-BASED COMPENSATION

At June 30, 2005, the Company has one stock-based employee compensation plan, which is described more fully in Note 18 to the audited financial statements in the Company's Form 10-K for the year ended December 31, 2004. We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plan. As allowed by SFAS 123 and SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS 123", we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS
123. Accordingly, we do not recognize compensation expense for our stock-based plan, as we do not issue options at exercise prices below the market value at the date of the grant. In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS 123 with SFAS 123(R), "Share-Based Payment," ("SFAS 123(R)") which eliminates the intrinsic value-based method and requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. The Securities and Exchange Commission ("SEC") issued guidance in March 2005 which delays the implementation of the provisions of SFAS 123(R) until the fiscal year beginning January 1, 2006. The Company currently expects to adopt SFAS 123(R) with the fiscal year beginning January 1, 2006 under the modified prospective method. As a result, the Company will have compensation expense for any awards granted after the date of adoption, and will include compensation expense for the unvested portions of previously granted awards that remain outstanding at the date of adoption.

Had compensation cost for our stock-based plan been determined consistent with SFAS No. 123, our net income and income per share would have been changed to the pro forma amounts indicated below:

                               MATRIX BANCORP, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements (continued)
                                          March 31, 2005
                                            (Unaudited)

                                                           QUARTER ENDED         SIX MONTHS ENDED
                                                              JUNE 30,               JUNE 30,
                                                        -------------------    -------------------
                                                          2005       2004        2005       2004
                                                        -------------------    -------------------
Net income:                                                      (Dollars in thousands,
                                                                except share information)
    Net income as reported                              $  1,710   $  3,862    $  4,630   $  5,165

    Deduct: Total stock-based employee compensation
      determined under fair value based  method for
      awards, net of related tax effects                     (45)       (64)        (90)      (133)
                                                        -------------------    -------------------
    Pro forma                                           $  1,665   $  3,798    $  4,540   $  5,032
                                                        ===================    ===================
Income per share:
   Basic, as reported                                   $   0.26   $   0.59    $   0.70   $   0.79
                                                        ===================    ===================
   Basic, pro forma                                     $   0.25   $   0.58    $   0.69   $   0.77
                                                        ===================    ===================
   Diluted, as reported                                 $   0.26   $   0.58    $   0.69   $   0.78
                                                        ===================    ===================
   Diluted, pro forma                                   $   0.25   $   0.57    $   0.68   $   0.76
                                                        ===================    ===================


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

3.    SALE OF MAJORITY INTEREST IN MATRIX ASSET MANAGEMENT CORPORATION

On September 10, 2004, the Company announced the sale by Matrix Asset Management Corporation ("MAMC") of substantially all of its assets related to its real estate management and disposition business. After the sale, we have retained a 25% interest in the new company created by the purchaser, Matrix Asset Management, LLC, ("MAM, LLC"), as well as our remaining operations in MAMC, renamed MTXC Realty Corp., of a real estate brokerage office operating exclusively in the Denver metro area. The 25% ownership will be accounted for using the equity method of accounting. We will continue to reflect the operations of MTXC Realty, including the future equity earnings in MAM, LLC, as continuing operations. At June 30, 2005, the investment in MAM, LLC included in other assets in the condensed consolidated balance sheet is $611,000. The sale of the majority interest in MAM, LLC is more fully described in Note 3 to the audited financial statements in the Company's Form 10-K for the year ended December 31, 2004.

4.    SALE OF INTEREST IN MATRIX SETTLEMENT AND CLEARANCE SERVICES, LLC

On November 30, 2004, the Company through certain of its subsidiaries, entered into definitive agreements to sell the 45% membership interest in Matrix Settlement and Clearance Services, LLC ("MSCS"), as well as substantially all of the assets of the trust operations of Matrix Capital Bank ("Matrix Bank"). In consideration of the sale of the 45% membership interest in MSCS, the Company received approximately 5% of the outstanding common stock of the purchaser. This portion of the transaction closed December 1, 2004. In consideration of the sale of substantially all of the assets of the trust operations of Matrix Bank, the purchaser issued additional common stock of approximately 2% of its outstanding

                      MATRIX BANCORP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2005
                                   (Unaudited)

common stock. Consummation of the sale of the assets of the trust operations of Matrix Bank occurred April 30, 2005, and the gain on sale of approximately $300,000 is included in noninterest income as gain on sale of assets for the quarter and six months ended June 30, 2005. The 7% total ownership interest retained is accounted for using the cost basis of accounting. At June 30, 2005, the investment in the new company included in other assets in the condensed consolidated balance sheet is $750,000. The sale of the interest in MSCS is more fully described in Note 4 to the audited financial statements in the Company's Form 10-K for the year ended December 31, 2004.

5.    SALE OF MATRIX CAPITAL BANK BRANCHES

On January 30, 2004,  the Company,  through its wholly owned  subsidiary  Matrix
Bank, entered into a definitive agreement to sell its two branches in Las Cruces, New Mexico. The sale closed on May 1, 2004. The sale included deposits of the Las Cruces branches that totaled approximately $78,500,000, and loans of approximately $22,800,000, as well as the real estate and leases associated with the Las Cruces branches. The gain on the sale of the branches of $5,088,000 is included as gain on sale of assets in noninterest income for the quarter and six months ended June 30, 2004.

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

6.    NEW ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board issued Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that the new accounting principle be limited to the direct effects of the change, and indirect effects of a change in accounting principle to be recognized in the period of the accounting change. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the implementation to have a significant impact on the consolidated financial statements.

7.    NET INCOME PER SHARE

The following table sets forth the components of net income per share and net income per share assuming dilution:

                                                            QUARTER ENDED       SIX MONTHS ENDED
                                                               JUNE 30,             JUNE 30,
                                                       --------------------   --------------------
                                                          2005       2004        2005       2004
                                                       --------------------   --------------------
Numerator:                                                       (Dollars in thousands)
Income from continuing operations                       $  1,710   $  3,862    $  4,630   $  5,028
Income from discontinued operations                           --         --          --        137
                                                       --------------------   --------------------
Net income                                              $  1,710   $  3,862    $  4,630   $  5,165
                                                       ====================   ====================
Denominator:
Weighted average shares outstanding                    6,620,850  6,519,522   6,620,850  6,519,251
  Effect of dilutive securities:
    Common stock options                                  77,648    114,432      77,349     87,796
                                                       --------------------   --------------------
Denominator for net income per share assuming
  dilution                                             6,698,498  6,633,954   6,698,199  6,607,047
                                                       ====================   ====================

                      MATRIX BANCORP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2005
                                   (Unaudited)

8.    INVESTMENT SECURITIES

Investment securities available for sale were as follows:

                                         JUNE 30, 2005                                     DECEMBER 31, 2004
                        -----------------------------------------------    -----------------------------------------------
                                      Gross        Gross                                  Gross       Gross
                        Amortized   Unrealized  Unrealized   Carrying      Amortized   Unrealized   Unrealized  Carrying
                           Cost       Gains       Losses       Value          Cost        Gains       Losses      Value
                        -----------------------------------------------    -----------------------------------------------
                                                              (Dollars in thousands)
   Mortgage-backed
     securities         $  60,257   $    427    $     (61)   $  60,623     $  117,316   $     339   $    (145)  $ 117,510
   SBA securities             892         --           (3)         889            930           -          (3)        927
                        -----------------------------------------------    -----------------------------------------------
Total                   $  61,149   $    427    $     (64)   $  61,512     $  118,246   $     339   $    (148)  $ 118,437
                        ===============================================    ===============================================

Investment securities held to maturity were as follows:

                                        JUNE 30, 2005                                      DECEMBER 31, 2004
                        -----------------------------------------------    --------------------------------------------------
                        Amortized                                           Amortized
                        Cost and      Gross       Gross                     Cost and      Gross       Gross
                        Carrying    Unrealized  Unrealized  Estimated       Carrying    Unrealized  Unrealized   Estimated
                          Value       Gains       Losses    Fair Value        Value       Gains       Losses     Fair Value
                        ----------- ----------- ----------- -----------    ------------ ----------- ----------- -------------
                                                               (Dollars in thousands)

   Mortgage-backed
     securities         $ 194,282   $    176    $    (604)  $ 193,854      $   71,555   $       34  $   (174)   $   71,415
                        -----------------------------------------------    --------------------------------------------------
Total                   $ 194,282   $    176    $    (604)  $  193,854     $   71,555   $       34  $   (174)   $   71,415
                        ===============================================    ==================================================

Trading securities were as follows:

                          JUNE 30, 2005                 DECEMBER 31, 2004
                   ----------------------------    ----------------------------
                      Estimated Fair Value            Estimated Fair Value
                       and carrying value              and carrying value
                   ----------------------------    ----------------------------
                                     (Dollars in thousands)

SBA securities     $                     98,382    $                    126,375
                   ----------------------------    ----------------------------
Total              $                     98,382    $                    126,375
                   ============================    ============================

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At June 30, 2005, the Company does not believe that any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are attributable to changes in interest rates. The Company has both the intent and ability to hold the securities with gross unrealized losses for a time necessary to recover the amortized cost.

As part of the ongoing review of our balance sheet, during the second quarter 2005, we identified $85.7 million of mortgage backed securities that we have the positive intent and ability to hold to maturity. Based on this review, we transferred this amount of mortgage backed securities from our available for sale portfolio to the held to maturity portfolio.

                      MATRIX BANCORP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2005
                                   (Unaudited)

9.    LOANS HELD FOR SALE AND INVESTMENT

LOANS HELD FOR INVESTMENT

Loans held for investment consist of the following:
                                                        JUNE 30, DECEMBER 31,
                                                          2005      2004
                                                        -------------------
                                                       (Dollars in thousands)

   Residential loans                                    $212,462   $227,609
   Multi-family, commercial real estate, SBA guaranteed
     commercial loans                                    146,478    134,782
   Construction loans                                     34,059     24,753
   Consumer loans and other                                  419        581
   Discounts, net                                           (938)    (1,194)
   Unearned fees                                            (881)      (840)
                                                        -------------------
                                                         391,599    385,691
Less:  Allowance for loan losses                           5,224      5,974
                                                        -------------------
   Loans held for investment, net                       $386,375   $379,717
                                                        ===================

Activity in the allowance for loan and valuation losses on loans held for investment is summarized as follows:

                                                SIX MONTHS ENDED   YEAR ENDED
                                                     JUNE 30,      DECEMBER 31,
                                                       2005           2004
                                                -------------------------------
                                                     (Dollars in thousands)

   Balance at beginning of year                     $  5,974       $  4,986
   Provision for loan losses                             625          2,089
   Charge-offs and transfers                          (1,413)        (1,264)
   Recoveries                                             38            163
                                                -------------------------------
   Balance at end of year                           $  5,224       $  5,974
                                                ===============================

LOANS HELD FOR SALE

Loans held for sale consist of the following:
                                                  JUNE 30,         DECEMBER 31,
                                                    2005              2004
                                               ---------------------------------
                                                      (Dollars in thousands)

   Residential loans                           $     892,667       $   758,543
   SBA guaranteed commercial loans,
     school financing and other                      136,049           218,231
   Purchase premiums, net                             13,256            18,246
                                               ---------------------------------
                                                   1,041,972           995,020
Less:  Allowance for loan and valuation losses         5,728             5,198
                                               ---------------------------------
   Loans held for sale, net                    $   1,036,244       $   989,822
                                               =================================

                      MATRIX BANCORP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2005
                                   (Unaudited)

Activity in the allowance for loan and valuation losses on loans held for sale is summarized as follows:

                                               SIX MONTHS ENDED   YEAR ENDED
                                                   JUNE 30,      DECEMBER 31,
                                                     2005            2004
                                               --------------------------------
                                                   (Dollars in thousands)

   Balance at beginning of year                $       5,198       $     4,803
   Provision for loan and valuation losses               560             1,180
   Charge-offs and transfers                             (47)             (785)
   Recoveries                                             17                --
                                               -------------------------------
   Balance at end of year                      $       5,728       $     5,198
                                               ===============================

10. MORTGAGE SERVICING RIGHTS

The activity in the mortgage servicing rights is summarized as follows:

                                               SIX MONTHS ENDED   YEAR ENDED
                                                    JUNE 30,     DECEMBER 31,
                                                     2005           2004
                                               -------------------------------
                                                    (Dollars in Thousands)
Mortgage servicing rights
   Balance at beginning of period              $      29,980       $    47,194
   Purchases                                             188               871
   Originations                                          397               615
   Sales                                                 (70)               --
   Amortization                                       (4,126)          (16,100)
   Application of valuation allowance to write
     down impaired MSRs                                   --            (2,600)
                                               -------------------------------
Balance before valuation allowance at
   end of period                                      26,369            29,980

Valuation allowance for impairment of mortgage
   servicing rights
   Balance at beginning of period                     (3,406)           (6,450)
   Additions                                            (230)           (1,656)
   Application of valuation allowance to
    write down impaired MSRs                              --             2,600
   Recovery                                              175             2,100
                                               -------------------------------
Balance at end of period                              (3,461)           (3,406)

Mortgage servicing rights, net                 $      22,908       $    26,574
                                               ===============================

The Company's servicing portfolio (excluding subserviced loans) is comprised of the following:

                                                           JUNE 30, 2005                     DECEMBER 31, 2004
                                                   -------------------------------     -------------------------------
                                                                     Principal                           Principal
                                                       Number         Balance              Number         Balance
                                                      of Loans      Outstanding           of Loans      Outstanding
                                                   -------------------------------     -------------------------------
                                                                         (Dollars in thousands)
Freddie Mac                                               4,125    $     154,241             4,783     $      196,637
Fannie Mae                                               11,754          634,060            13,390            722,749
Ginnie Mae                                               10,175          605,471            11,098            675,067
VA, FHA, conventional and other loans                     7,245          611,282             8,687            664,387
                                                   -------------------------------     -------------------------------
                                                         33,299    $   2,005,054            37,958     $    2,258,840
                                                   ===============================     ===============================

                      MATRIX BANCORP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2005
                                   (Unaudited)

The Company's custodial escrow balances shown in the accompanying consolidated balance sheets at June 30, 2005 and December 31, 2004 pertain to payments held in escrow in respect to taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at Matrix Bank in noninterest-bearing accounts. The balance of custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

11. DEPOSITS

Deposit account balances are summarized as follows:

                                           JUNE 30, 2005                                   DECEMBER 31, 2004
                            ---------------------------------------------     ---------------------------------------------
                                                           Weighted                                          Weighted
                                                            Average                                           Average
                                 Amount     Percent          Rate                  Amount      Percent         Rate
                            -----------------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Passbook accounts           $        380       0.03    %       1.28   %       $        455        0.04   %        1.26  %
NOW accounts                     211,058      17.73            0.17                189,671       16.95            0.11
Money market accounts            862,151      72.42            1.20                676,848       60.48            0.91
                            ---------------------------------------------     ---------------------------------------------
                               1,073,589      90.18            0.97                866,974       77.47            0.71
Certificate accounts             116,918       9.82            3.15                252,185       22.53            2.48
                            ---------------------------------------------     ---------------------------------------------
Deposits                    $  1,190,507     100.00    %       1.27   %       $  1,119,159      100.00   %        1.09  %
                            =============================================     =============================================


Approximately $273,166,000 and $236,007,000 of fiduciary assets under administration by Sterling Trust are included in NOW and money market accounts as of June 30, 2005 and December 31, 2004, respectively. Approximately $102,470,000 and $118,129,000 of MSCS customer assets under administration are included in NOW and money market accounts as of June 30, 2005 and December 31, 2004, respectively. Approximately $600,773,000 and $449,517,000 of deposits represent funds from 5 significant institutional relationships maintained by Matrix Bank as of June 30, 2005 and December 31, 2004, respectively. Included in certificate accounts are $111,753,000 and $247,868,000 of brokered deposits as of June 30, 2005 and December 31, 2004, respectively.

12.   FHLBANK STOCK AND BORROWINGS

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

The balances of FHLBank stock are as follows:

                                                                   JUNE 30, 2005              DECEMBER 31, 2004
                                                           --------------------------------------------------------
                                                                             (Dollars in thousands)
   FHLBank of Topeka stock, at cost                        $              27,419       $            26,800
   FHLBank of Dallas stock, at cost                                        5,785                     6,681
                                                           --------------------------------------------------------
   FHLBank stock                                           $              33,204       $            33,481
                                                           ========================================================

The balances of FHLBank borrowings are as follows:
                                                                   JUNE 30, 2005              DECEMBER 31, 2004
                                                           --------------------------------------------------------
                                                                             (Dollars in thousands)
   FHLBank of Topeka borrowings                            $             402,000       $           359,000
   FHLBank of Dallas borrowings                                          127,074                   147,118
                                                           --------------------------------------------------------
   FHLBank borrowings                                      $             529,074       $           506,118
                                                           ========================================================

Available unused borrowings from the FHLBank of Topeka totaled $319,297,000 at June 30, 2005.

                      MATRIX BANCORP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2005
                                   (Unaudited)

13.   JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS

The Company has sponsored seven trusts, Matrix Bancorp Capital Trust I, Matrix Bancorp Capital Trust II, Matrix Bancorp Capital Trust III, Matrix Bancorp Capital Trust IV, Matrix Bancorp Capital Trust V, Matrix Bancorp Capital Trust VI and Matrix Bancorp Capital Trust VIII, of which 100% of the common equity is owned by the Company. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the "capital securities") to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company (the "debentures"). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable either quarterly or semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the trusts are redeemable as noted below.

Matrix Bancorp Capital Trust VIII ("Trust VIII") was formed on June 30, 2005, and which completed the sale of $7,500,000 of 5.86% preferred securities. Trust VIII also issued an aggregate amount of $232,000 common securities to the Company. The net proceeds from the offering were used to purchase $7,732,000 in principal amount of the Company's 5.86% junior subordinated debentures, due July 7, 2035. Interest is payable quarterly. The 5.86% coupon will adjust in July 2010 to a variable rate per annum of three-month Libor plus 1.69%. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after July 7, 2010, at par.

On July 20, 2005, the Company completed a partial redemption of the 10.0% cumulative trust preferred securities due 2029 issued by Matrix Bancorp Capital Trust I ("Trust I") in July 1999. The Company redeemed an aggregate amount of $8,195,000 of the trust preferred and common securities in the amount of $25.00 for each trust preferred security, plus accumulated and unpaid distributions through the redemption date. After the redemption, approximately $5,156,000 of Trust I remains outstanding.

Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts are summarized as follows:

                                                                                    JUNE 30, DECEMBER 31,
                                                                                  -----------------------
                                                                                      2005      2004
                                                                                  -----------------------
                                                                                   (Dollars in thousands)
Junior subordinated debentures owed to Matrix Bancorp Capital Trust I, 10% junior subordinated debentures payable quarterly, unsecured and maturing
   September 30, 2029                                                                $13,351   $13,351
Junior subordinated debentures owed to Matrix Bancorp Capital Trust II, 10.18%
   junior subordinated debentures payable semi-annually, unsecured and maturing       12,400    12,400
   June 8, 2031
Junior subordinated debentures owed to Matrix Bancorp Capital Trust III, 10.25%
   junior subordinated debentures payable semi-annually, unsecured and maturing       15,464    15,464
   July 25, 2031
Junior  subordinated  debentures  owed  to  Matrix  Bancorp  Capital  Trust  IV, six-month  LIBOR  plus 3.75%  (7.41% at June 30, 2005)  junior  subordinated
   debentures payable semi-annually, unsecured and maturing December 8, 2031           5,155     5,155
Junior subordinated debentures owed to Matrix Bancorp Capital Trust V, six-month
   LIBOR plus 3.625% (7.285% at June 30, 2005) junior subordinated debentures
   payable semi-annually, unsecured and maturing January 25, 2032                      5,155     5,155
Junior subordinated debentures owed to Matrix Bancorp Capital Trust VI, interest fixed at 6.425% through October 2009, then three-month LIBOR plus 3.625%, junior subordinated debentures payable semi-annually, unsecured and maturing
   October 18, 2034                                                                   10,310    10,310
Junior  subordinated  debentures  owed to Matrix  Bancorp  Capital  Trust  VIII, interest fixed at 5.86% through July 2010, then three-month LIBOR plus 1.69%, junior subordinated debentures payable semi-annually, unsecured and
   maturing July 7, 2035                                                               7,732        --
                                                                                  -----------------------
   Total                                                                             $69,567   $61,835
                                                                                  =======================


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

14.   SEGMENT INFORMATION

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

                                                                          Servicing
                                                                          Brokerage
                                               Traditional  Mortgage         and         School        All
                                                Banking      Banking      Consulting     Service      Others       Total
                                           ---------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
QUARTER ENDED JUNE 30, 2005:
Revenues from external customers:
    Interest income                        $    20,443    $     278    $        8    $       730 $       337   $   21,796
    Noninterest income                           1,881        2,324         1,567            370       2,459        8,601
Intersegment revenues                              374          249           731              -         390        1,744
Segment income (loss) from
   continuing operations before
   income taxes                                  6,357       (1,987)          216             49      (2,432)       2,203

QUARTER ENDED JUNE 30, 2004:
Revenues from external customers:
    Interest income                        $    15,153    $     987    $       30    $     1,094 $       229   $   17,493
    Noninterest income                           6,785        2,816         2,615            797       5,469       18,482
Intersegment revenues                              620          226           666              2         331        1,845
Segment income (loss) from
   continuing operations before
   income taxes                                 11,631       (4,753)          578            113      (1,719)       5,850

SIX MONTHS ENDED JUNE 30, 2005:
Revenues from external customers:
    Interest income                        $    39,691    $     695    $       23    $     1,485 $       568   $   42,462
    Noninterest income                           4,084        5,647         3,958            853       5,285       19,827
Intersegment revenues                              857          532         1,542             --         893        3,824
Segment income (loss) from
   continuing operations before
   income taxes                                 13,043       (2,498)          882            135      (5,141)       6,421

SIX MONTHS ENDED JUNE 30, 2004:
Revenues from external customers:
    Interest income                        $    30,740    $   2,137    $       72    $     2,138 $       231   $   35,318
    Noninterest income                           8,323       10,412         5,458          1,465      10,234       35,892
Intersegment revenues                            1,472          496         1,044              5         877        3,894
Segment income (loss) from
   continuing operations before
   income taxes                                 17,061       (7,161)        1,152            176      (4,053)       7,175

                      MATRIX BANCORP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2005
                                   (Unaudited)

15.  CONTINGENCIES - LEGAL

The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. The Company accrues liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will generally only accrue a loss for a pending litigation matter if, for example, the parties to the matter have entered into definitive settlement agreements or a final judgment adverse to the Company has been entered. Based on evaluation of the Company's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters noted, against which no accrual for loss has been made at June 30, 2005 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

Sterling Trust has been named a defendant in an action filed in July 1999 styled Roderick Adderley, et al. v. Advanced Financial Services, Inc., et al. that was tried in Tarrant County, Texas district court in the spring of 2000. The jury returned a verdict adverse to Sterling Trust with respect to two of 12 theories of liability posed by the plaintiffs, and the court has signed a judgment for certain of the plaintiffs in the amount of approximately $6.4 million, plus post-judgment interest and conditional attorneys' fees for the plaintiffs in connection with any appeals. Sterling Trust appealed the judgment to the Court of Appeals for the Second District of Texas (Fort Worth). On July 31, 2003, the Court of Appeals affirmed and reversed in part the jury verdict. The Court of Appeals affirmed the jury's award for actual damages, plus post-judgment interest and conditional attorneys' fees for the appeals, but denied the punitive award. Sterling Trust appealed to the Supreme Court of Texas. On June 17, 2005, the Supreme Court of Texas issued its opinion in the matter, finding that the trial court committed reversible error in connection with its instructions to the jury related to the two theories of liability on which the jury had returned verdicts adverse to Sterling Trust. Accordingly, the Supreme Court of Texas reversed the Court of Appeals judgment and remanded the case to the trial court for further proceedings consistent with its opinion. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

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

Our primary operating subsidiaries are: Matrix Capital Bank; Matrix Financial Services Corporation; Matrix Bancorp Trading, Inc.; Sterling Trust Company; MTXC Realty Corp. (formerly known as Matrix Asset Management Corporation); ABS School Services, L.L.C, operating as The GEO Group; and First Matrix Investment Services Corp.

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

DISCONTINUED OPERATIONS - SALE OF WHOLESALE PRODUCTION PLATFORM

On September 2, 2003, we announced the final closing and substantial completion of the sale by Matrix Financial of substantially all of its assets associated with its wholesale mortgage origination platform. See complete discussion of the sale and impact on continuing and discontinued operations in "Item 1. Business - Discontinued Operations" and Note 6 of the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 2004. The operations of the production platform, included in income from discontinued operations, net of tax effect totaled approximately $140 thousand for the six months ended June 30, 2004. There is no income from discontinued operations for the quarter or six months ended June 30, 2005.

SALE OF MAJORITY INTEREST IN MATRIX ASSET MANAGEMENT CORPORATION

On September 10, 2004, the Company entered into a Contribution and Sale Agreement to sell substantially all of the assets and operations of its real estate disposition and management services business line. After the sale, we retained a 25% interest in the new company, as well as our remaining operations in Matrix Asset Management Corporation, now known as MTXC Realty Corp. See complete discussion of the sale and impact on continuing operations in "Item 1. Business - Sale of Majority Interest in Matrix Asset Management Corporation," and Note 3 of the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 2004. The 25% ownership interest retained is accounted for using the equity method of accounting, and the equity earnings reflected in other income for the quarter and six months ended June 30, 2005 are approximately $30 thousand and $140 thousand, respectively.

SALE OF INTEREST IN MATRIX SETTLEMENT AND CLEARANCE SERVICES, LLC

On November 30, 2004, the Company and certain of its subsidiaries entered into definitive agreements to sell our 45% membership interest in Matrix Settlement and Clearance Services, LLC, as well as substantially all of the assets of the trust operations of Matrix Bank. In consideration for the sale of our 45% membership interest, the Company received approximately 5% of the outstanding common stock of the new company. This portion of the transaction closed December 1, 2004. In consideration of the sale of the assets of the trust operations of Matrix Bank, the Company has received an additional 2% of the outstanding common stock of the new company. This portion of the transaction closed April 30, 2005. A gain on sale for this portion of the transaction of approximately $300 thousand is included as a gain on sale of other assets in noninterest income for the quarter and six months ended June 30, 2005. The total 7% ownership interest retained is accounted for using the cost basis of accounting. See complete discussion of the sale and impact on continuing operations in "Item 1. Business
- Sale of Interest in Matrix Settlement and Clearance Services, LLC," and Note 4 of the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 2004.

SALE OF MATRIX CAPITAL BANK BRANCHES

The Company, through its wholly owned subsidiary Matrix Bank, closed the sale of its two branches in Las Cruces, New Mexico on May 1, 2004. The sale included deposits of the Las Cruces branches that totaled approximately $78.5 million, and loans of approximately $22.8 million, as well as the real estate, equipment and leases associated with the Las Cruces branches. The gain on sale of $5.1 million is included in gain on sale of assets for the quarter and six months ended June 30, 2004.

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

COMPARISON  OF RESULTS OF  OPERATIONS  FOR THE QUARTERS  ENDED JUNE 30, 2005 AND
2004

INCOME FROM CONTINUING OPERATIONS. For the quarter ended June 30, 2005, there was income of $1.7 million, or $0.26 per basic and diluted share as compared to $3.9 million, or $0.59 per basic and $0.58 per diluted share, for the quarter ended June 30, 2004. Our income from continuing operations for the quarter ended June 30, 2004 includes a $5.1 million pre-tax gain on the sale of the Matrix Bank Las Cruces, New Mexico branches as discussed in Note 5 to the consolidated financial statements.

NET INTEREST INCOME. Net interest income before provision for loan and valuation losses increased $1.1 million, or 10.5%, to $11.4 million for the quarter ended June 30, 2005 as compared to $10.3 million for the quarter ended June 30, 2004. Our net interest margin, however, decreased 27 basis points to 2.53% for the quarter ended June 30, 2005 from 2.80% for the quarter ended June 30, 2004. The increase in net interest income before provision for loan valuation losses was attributable to an overall increase in the Company's average balance of interest-earning assets to $1.80 billion for the quarter ended June 30, 2005 as compared to $1.47 billion for the quarter ended June 30, 2004, and an increase in the yield on those interest-earning assets of 7 basis points to 4.84% for the quarter ended June 30, 2005 as compared to 4.77% for the quarter ended June 30, 2004. The effect of the increase in the net interest-earning assets was offset by an increase in our average interest-bearing liabilities to $1.59 billion for the quarter ended June 30, 2005 as compared to $1.31 billion at June 30, 2004, and on which we had a 41 basis point increase in the cost of our interest-bearing liabilities to 2.61% for the quarter ended June 30, 2005 as compared to 2.20% for the quarter ended June 30, 2004. The greater increase in our cost of interest-bearing liabilities than the yield on interest-earning assets caused our interest rate spread to decrease to 2.23% for the quarter ended June 30, 2005 from 2.57% for the quarter ended June 30, 2004. The increases in the yields were in response to the increase in the overall interest rate environment. The compression of our interest rate margin is due primarily to our focus on the acquisition of adjustable rate loans which tend to have lower initial interest rates, but carry less interest rate risk exposure in perspective to our liability base. See further discussion at "Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

PROVISION FOR LOAN AND VALUATION LOSSES. The provision for loan and valuation losses decreased $90 thousand to $350 thousand for the quarter ended June 30, 2005 as compared to $450 thousand for the quarter ended June 30, 2004. During the quarter ended June 30, 2005, we sold a portfolio of approximately $6.7 million of under-performing loans at Matrix Financial of which $4.6 million was previously classified as loans held for investment. The transfer of the loans from the held to investment portfolio to the held for sale portfolio resulted in a charge-off of approximately $510 thousand. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "Asset Quality--Nonperforming Assets."

LOAN ADMINISTRATION. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $1.2 million, or 32.9%, to $2.5 million for the quarter ended June 30, 2005 as compared to $3.7 million for the quarter ended June 30, 2004. Loan service fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio decreased to an average balance of $2.08 billion for the quarter ended June 30, 2005 as compared to an average balance of $2.75 billion for the quarter ended June 30, 2004. The decrease was also due to a decrease in the actual service fee rate (including all ancillary income) to 0.45% for the quarter ended June 30, 2005, as compared to 0.52% for the quarter ended June 30, 2004. The Company anticipates loan administration fees to continue to decrease as its servicing portfolio decreases through normal prepayments. Effective December 31, 2004, the servicing functions of Matrix Financial were transferred and are performed by a third-party subservicer which allows us to control our overall cost structure but is not expected to impact loan administration fees.

BROKERAGE  FEES.  Brokerage  fees  represent  income  earned from  brokerage and consulting services performed pertaining to mortgage loans and mortgage servicing rights and SBA trading fees. Brokerage fees decreased by $950 thousand, or 37.8% to $1.6 million for the quarter ended June 30, 2005 as compared to $2.5 million for the quarter ended June 30, 2004. The decrease is primarily the result of lower volume of activity at First Matrix in the acquisition, pooling and selling of SBA loans and securities due to less volume acquired and sold.

TRUST SERVICES. Trust service fees decreased $100 thousand, or 5.4% to $1.8 million for the quarter ended June 30, 2005 as compared to $1.9 million for the quarter ended June 30, 2004. The total of trust accounts under administration at June 30, 2005 at Sterling Trust are 44,110. At June 30, 2004, trust accounts under administration included those at Sterling Trust and at Matrix Bank totaling 54,602. Total assets under administration decreased to approximately $3.09 billion at June 30, 2005 from approximately $14.69 billion at June 30, 2004. The decrease is due to the sale of substantially all of the assets of Matrix Bank's trust department in connection with the sale of our interest in Matrix Settlement and Clearance Services, LLC noted in Item 2 above, which sale closed April 30, 2005. We anticipate that due to this sale, our future trust services revenues will be less when compared to 2004 levels.

REAL ESTATE DISPOSITION SERVICES. Real estate disposition services for the quarter ended June 30, 2005 total $420 thousand, and represent fees earned by MTXC Realty Corp. for real estate brokerage services provided on foreclosed properties owned by third party financial services companies and financial institutions in the Denver metro area. Real estate disposition services income for the quarter ended June 30, 2004 of $3.1 million represented fees earned by Matrix Asset Management Corporation for real estate management and disposition services provided to third party financial services companies. As discussed in
Item 2, "Sale of Majority Interest in Matrix Asset Management Corporation" above, the decrease in revenue of $2.7 million represents the impact of the sale of our majority interest in Matrix Asset Management Corporation. As noted, the sale is expected to cause real estate disposition services revenues to continue to be less in 2005 when compared to 2004 levels.

GAIN ON SALE OF LOANS AND SECURITIES. Gain on sale of loans and securities decreased $330 thousand to $540 thousand for the quarter ended June 30, 2005 as compared to $870 thousand for the quarter ended June 30, 2004. Gains on sale of loans and securities include gains on the sale of repurchased FHA and VA loans which represent delinquent loans purchased out of loan pools on which Matrix Financial acts as servicer, and then re-sells into the secondary market, gains on sale of originated SBA and multi-family loans primarily from the portfolio at Matrix Bank, and gains on the sale of purchased SBA loans and pooled securities at Matrix Bank. During the quarter ended June 30, 2005, the gains are net of an approximate $310 thousand loss on the held for sale portion of a portfolio of under-performing, residential loans at Matrix Financial which loans were remaining from origination activities from prior to the sale of the production platform. Gains on sale of loans can fluctuate significantly from quarter-to-quarter and year-to-year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, and as marketplace conditions dictate, the particular loan portfolios we elect to sell.

GAIN ON SALE OF ASSETS. The gain on sale of assets of $300 thousand for the quarter ended June 30, 2005 represents the gain on sale of substantially all of the assets of Matrix Bank's trust department as part of the sale of our interest in Matrix Settlement and Clearance Services, LLC which closed April 30, 2005. The gain on sale of assets of $5.1 million for the quarter ended June 30, 2004 represents the gain on sale from the Las Cruces branches of Matrix Bank. See further discussion of these items noted in Item 2. above.

SCHOOL SERVICES. School services income represents fees earned by ABS, operating as The GEO Group, for outsourced business and consulting services provided primarily to charter schools. School services income decreased $430 thousand, or 53.7%, to $370 thousand for the quarter ended June 30, 2005 as compared to $800 thousand for the quarter ended June 30, 2004. The decrease is due to a lower number of school clients served.

OTHER INCOME. Other income, which includes equity in earnings of unconsolidated subsidiaries, income earned on bank owned life insurance, rental income, mortgage servicing net hedging gains and losses and other miscellaneous income items, increased $600 thousand to $1.1 million for the quarter ended June 30, 2005 as compared to $520 thousand for the quarter ended June 30, 2004. The increase is primarily due to lower levels of charges against other income primarily related to hedging losses of approximately $940 thousand recorded in 2004 at Matrix Financial which are not present in 2005 due to the removal of our hedge on mortgage servicing rights asset in 2004. This increase was partially offset by decreased income generated due to the sale of our equity investment in Matrix Settlement and Clearance Services, LLC discussed above which was approximately $400 thousand in the quarter ended June 30, 2004. Remaining fluctuations are based on the nature of the accounts reflected in other income driven primarily by market conditions.

NONINTEREST EXPENSE. Noninterest expense decreased $5.1 million, or 22.5%, to $17.4 million for the quarter ended June 30, 2005 as compared to $22.5 million for the quarter ended June 30, 2004. This decrease was mainly the result of decreases in the level of amortization of mortgage servicing rights asset, the level of compensation and benefits and decreases in other general and administrative expenses, offset by an impairment charge on our mortgage servicing asset that in 2004 was a recovery of previously recorded impairment, and an increase in subaccounting fees. The following table details the major components of noninterest expense for the periods indicated:

                                                                                 QUARTER ENDED JUNE 30,
                                                                            2005                        2004
                                                                   ---------------------------------------------------
                                                                                 (Dollars in thousands)
Compensation and employee benefits                                 $            5,860          $            8,786
Amortization of mortgage servicing rights                                       2,352                       4,493
Occupancy and equipment                                                         1,286                       1,562
Postage and communication                                                         338                         532
Professional fees                                                                 598                         906
Mortgage servicing rights subservicing fees                                       771                           -
Data processing                                                                   221                         636
Subaccounting fees                                                              3,199                       1,696
Impairment on (recovery of) mortgage servicing rights, net                        230                      (2,100)
Other general and administrative                                                2,559                       5,961
                                                                   -----------------------     -----------------------
Total                                                              $           17,414          $           22,472
                                                                   =======================     =======================


Compensation and employee benefits expense decreased $2.9 million, or 33.3%, to $5.9 million for the quarter ended June 30, 2005 as compared to $8.8 million for the quarter ended June 30, 2004. This decrease was primarily due to decreased salaries and wages associated with reductions in the number of employees, primarily from those who worked for Matrix Asset Management Corporation who moved to the new company formed from the sale of our interest as discussed above, employees who worked for the Las Cruces branches of Matrix Capital Bank who moved with the purchaser of the branches and employees of Matrix Financial whose positions were eliminated with the transfer of servicing to a third party subservicer. Overall, there was a decrease of 178 employees to 325 employees at June 30, 2005, as compared to 503 employees at June 30, 2004.

Amortization of mortgage servicing rights decreased $2.1 million, or 47.6%, to $2.4 million for the quarter ended June 30, 2005 as compared to $4.5 million for the quarter ended June 30, 2004. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The decrease was due to a decrease in the average balance in our mortgage servicing rights portfolio to $2.08 billion at June 30, 2005 as compared to $2.75 billion at June 30, 2004, and in response to the increasing interest rate environment, prepayment speeds on our servicing portfolio which were at an average of 24.1% for the quarter ended June 30, 2005 as compared to 32.4% for the quarter ended June 30, 2004.

Impairment on mortgage servicing rights reflects an impairment charge of $230 thousand for the quarter ended June 30, 2005 as compared to a recovery of $2.1 million for the quarter ended June 30, 2004. The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor, among other things, to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows. Due to changes in the interest rate environment during the quarter, among other factors, we recorded an additional impairment charge against the valuation of the asset. It is not possible to estimate if future impairments or recoveries of those impairments will occur, and further changes in market interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future periods.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, mortgage servicing rights subservicing fees, data processing costs, subaccounting fees and other general and administrative expenses, decreased $2.3 million, or 20.6%, to $9.0 million for the quarter ended June 30, 2005 as compared to $11.3 million for the quarter ended June 30, 2004. The decrease was due to decreases in other general and administrative expenses as a result of the impact of the restructuring undergone by the Company in 2004, including the sale of subsidiaries and Matrix Bank branches noted above, and due to the quarter ended June 30, 2004 including certain reserves and charges at Matrix Financial related primarily to assets previously originated through the production platform we were required to repurchase under representation and warranty clauses in sales contracts, and on which losses have been reserved for, that are not present in the quarter ended June 30, 2005. The decrease was reduced by an increase in the levels of subaccounting fees at Matrix Bank due to increases in the levels of institutional deposits held on which subaccounting services are incurred and the level of fees, which generally move with changes in the targeted Fed Funds rate.

INCOME TAXES. Provision for income taxes is $490 thousand for the quarter ended June 30, 2005 as compared to $2.0 million for the quarter ended June 30, 2004.
Our effective tax rate is 22.4% for the quarter ended June 30, 2005. The effective tax rate is affected by the level of tax-exempt income at ABS and Matrix Bank in proportion to the level of net income from continuing operations, as well as utilization of tax credits generated by a subsidiary of Matrix Bank. The net tax-exempt income was approximately $700 thousand for the quarter ended June 30, 2005.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

INCOME FROM CONTINUING OPERATIONS. The income from continuing operations decreased $400 thousand to $4.6 million, or $0.70 per basic share and $0.69 per diluted share, for the six months ended June 30, 2005 as compared to $5.0 million, or $0.77 per basic and $0.76 per diluted share for the six months ended June 30, 2004. Our income for the six months ended June 30, 2005 is primarily due to positive performance in our traditional banking operations.

NET INTEREST INCOME. Net interest income before provision for loan and valuation losses increased $2.2 million, or 10.8% to $22.8 million for the six months ended June 30, 2005 as compared to $20.6 million for the six months ended June 30, 2004. The factors which impact net interest income are as follows: our average interest-earning assets were $1.77 billion for the six months ended June 30, 2005 as compared to $1.50 billion for the six months ended June 30, 2004. The increase in net interest income was impacted as well by an increase in the average yield on the average net interest-earning assets to 4.80% for the six months ended June 30, 2005 as compared to 4.70% for six months ended June 30, 2004. The Company's average interest-bearing liabilities also increased to $1.56 billion for the six months ended June 30, 2005 as compared to $1.34 billion for the six months ended June 30, 2004. Additionally, this increase was impacted by an increase in the average cost of interest-bearing liabilities to 2.52% for the six months ended June 30, 2005, as compared to 2.19% for the six months ended June 30, 2004. Both the increase in the yield on interest-earning assets and the cost of the interest-bearing liabilities are attributable to the increasing interest rate environment. The impact of these factors caused the Company's net interest margin to decrease to 2.59% for the six months ended June 30, 2005 as compared to 2.75% for the six months ended June 30, 2004, and caused the interest rate spread to decrease to 2.28% for the six months ended June 30, 2005 as compared to 2.51% for the six months ended June 30, 2004. For additional discussion concerning increases in our average interest-earning assets and decreases in our cost of interest-bearing liabilities, see "Comparison of Results of Operations for the Quarters Ended June 30, 2005 and 2004 - Net Interest Income." For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

PROVISION FOR LOAN AND VALUATION LOSSES. Provision for loan and valuation losses decreased $560 thousand, or 32.1%, to $1.2 million for the six months ended June 30, 2005 as compared to $1.7 million for the six months ended June 30, 2004. The decrease was primarily attributable to lower levels of reserves recorded at Matrix Financial and Matrix Bank as a result of improvements in nonperforming assets at each entity. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "Asset Quality - Nonperforming Assets."

LOAN ADMINISTRATION. Loan administration fees decreased $2.9 million, or 34.1%, to $5.5 million for the six months ended June 30, 2005 as compared to $8.4 million for the six months ended June 30, 2004. Loan administration fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage servicing portfolio decreased to an average balance of $2.15 billion for the six months ended June 30, 2005 as compared to an average balance of $2.90 billion for the six months ended June 30, 2004. The actual service fee rate (including all ancillary income) decreased to 0.48% for the six months ended June 30, 2005 as compared to 0.55% for the six months ended June 30, 2004.

BROKERAGE FEES. Brokerage fees decreased $1.1 million, or 21.0%, to $4.3 million for the six months ended June 30, 2005 as compared to $5.4 million for the six months ended June 30, 2004. Brokerage fees vary from quarter to quarter and year-to-year, as the timing of loan and servicing sales and SBA pooling activities is dependent upon, among other things, prevailing market conditions. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2005 and 2004 - Brokerage Fees."

TRUST SERVICES. Trust service fees increased $460 thousand, or 12.0%, to $4.3 million for the six months ended June 30, 2005 as compared to $3.8 million for the six months ended June 30, 2004 primarily due to increased revenues generated at both Sterling Trust and the trust department of Matrix Capital Bank prior to the sale of substantially all of the assets of the trust department at Matrix Bank in April 2005. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2005 and 2004 - Trust Services."

REAL ESTATE DISPOSITION SERVICES. Real estate disposition services income decreased $4.6 million, or 84.6%, to $840 thousand for the six months ended June 30, 2005 as compared to $5.5 million for the six months ended June 30, 2004 due to the sale of our majority interest in Matrix Asset Management Corporation. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2005 and 2004 - Real Estate Disposition Services."

GAIN ON SALE OF LOANS AND SECURITIES. Gain on sale of loans and securities decreased $1.7 million to $1.3 million for the six months ended June 30, 2005 as compared to $3.0 million for the six months ended June 30, 2004. Gain on the sale of loans and securities can fluctuate significantly from quarter-to-quarter and from year-to-year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan and securities portfolios we purchase and the particular loan and securities portfolios we elect to sell. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2005 and 2004 - Gain on Sale of Loans and Securities."

GAIN ON SALE OF ASSETS. The gain on sale of assets of $300 thousand for the six months ended June 30, 2005 represents the gain on sale of Matrix Bank's trust department assets and operations as part of the sale of our interest in Matrix Settlement and Clearance Services, LLC which closed April 30, 2005. The gain on sale of assets of $5.1 million for the six months ended June 30, 2004 represents the gain on sale from the Las Cruces branches of Matrix Bank. See further discussion of these items noted in Item 2. above.

SCHOOL SERVICES. School services income decreased $620 thousand, or 41.9%, to $850 thousand for the six months ended June 30, 2005 as compared to $1.5 million for the six months ended June 30, 2004. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2005 and 2004 - School Services."

OTHER INCOME. Other income decreased $790 thousand, or 24.7%, to $2.4 million for the six months ended June 30, 2005 as compared to $3.2 million for the six months ended June 30, 2004. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2005 and 2004 - Other Income."

NONINTEREST EXPENSE. Noninterest expense decreased $12.5 million, or 26.3%, to $35.1 million for the six months ended June 30, 2005 as compared to $47.6 million for the six months ended June 30, 2004. This decrease was primarily due to a decrease in the level of amortization of our mortgage servicing rights, a decrease in compensation and employee benefits expense due to the various restructurings in 2004 noted above, and a decrease in other general and administrative expenses due to both the restructuring and due to 2004 including specific charges at Matrix Financial for repurchase reserves and receivable write-offs that are not present in the same levels for the year to date 2005, offset by increases in impairment on mortgage servicing rights and the levels of subaccounting fees. The following table details the major components of noninterest expense for the periods indicated:

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                            2005                        2004
                                                                   ---------------------------------------------------
                                                                                 (Dollars in thousands)
Compensation and employee benefits                                 $           12,735          $           17,746
Amortization of mortgage servicing rights                                       4,126                       9,164
Occupancy and equipment                                                         2,558                       3,122
Postage and communication                                                         746                       1,118
Professional fees                                                               1,326                       1,643
Mortgage servicing rights subservicing fees                                     1,596                           -
Data processing                                                                   535                       1,259
Subaccounting fees                                                              5,851                       3,546
Impairment on (recovery of) mortgage servicing rights, net                         55                        (944)
Other general and administrative                                                5,550                      10,953
                                                                   -----------------------     -----------------------
Total                                                              $           35,078          $           47,607
                                                                   =======================     =======================


Compensation and employee benefits decreased $5.0 million, or 28.2%, to $12.7 million for the six months ended June 30, 2005 as compared to $17.7 million for the six months ended June 30, 2004. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2005 and 2004--Noninterest Expense."

Amortization of mortgage servicing rights decreased $5.1 million, or 55.0%, to $4.1 million for the six months ended June 30, 2005 as compared to $9.2 million for the six months ended June 30, 2004. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The decrease is due to a decrease in the average balance of our mortgage servicing rights to $2.15 billion at June 30, 2005 as compared to $2.90 billion at June 30, 2004, offset slightly by a decrease in prepayment speeds on our servicing portfolio to an average of 22.0% for the six months ended June 30, 2005 as compared to 29.9% for the six months ended June 30, 2004. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2005 and 2004--Noninterest Expense."

Impairment of mortgage servicing rights increased $1.0 million to a provision of $60 thousand for the six months ended June 03, 2005, as compared to a recovery of $950 thousand for the six months ended June 30, 2004. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2005 and 2004 - Noninterest Expense."

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, mortgage rights subservicing fees, data processing costs, subaccounting fees and other general and administrative expenses, decreased $3.5 million, or 16.1%, to $18.2 million for the six months ended June 30, 2005 as compared to $21.6 million for the six months ended June 30, 2004. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended June 30, 2005 and 2004--Noninterest Expense."

INCOME TAXES. Provision for income taxes is $1.8 million for the six months ended June 30, 2005 as compared to $2.1 million for the six months ended June 30, 2004. Our effective tax rate is 27.9% for the six months ended June 30, 2005. The effective tax rates are affected by the level of tax-exempt income at ABS and Matrix Bank in proportion to the level of net income from continuing operations, and the utilization of tax credits generated by a subsidiary of Matrix Bank.

AVERAGE BALANCE SHEET

The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Average interest rate information for the quarters and six months ended June 30, 2005 and 2004 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.


                                                            Quarter Ended
                                ----------------------------------------------------------------------
                                                              June 30,
                                ----------------------------------------------------------------------
                                             2005                                2004

                                  Average                Average        Average              Average
                                  Balance     Interest     Rate         Balance     Interest   Rate
                                ----------------------------------------------------------------------
            ASSETS
Interest-earning assets:
  Loans receivable              $ 1,431,234  $  17,306      4.84  %  $ 1,295,617  $    15,704    4.85%
  Securities                        331,135      4,085      4.93         137,682        1,556    4.52
  Interest-earning deposits           4,248         20      1.88           3,533            5    0.57
  FHLBank stock                      33,559        385      4.59          29,911          228    3.05
                                ----------------------------------------------------------------------
    Total interest-earning        1,800,176     21,796      4.84       1,466,743       17,493    4.77
         assets

Noninterest-earning assets:
  Cash                               44,970                               59,334
  Allowance for loan and
    valuation losses                (11,493)                             (10,594)
  Premises and equipment             18,314                               22,768
  Other assets                      100,947                              144,190
                                ------------                         ------------
    Total noninterest-earning       152,738                              215,698
         assets

    Total assets                $ 1,952,914                          $ 1,682,441
                                ============                         ============

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing liabilities:
  Passbook accounts             $       490  $       2      1.22  %  $     3,138           10    1.27%
  Money market and NOW
    accounts                        832,340      2,873      1.38         586,061          986    0.67
  Certificates of deposit           122,672      1,065      3.47         154,430        1,349    3.49
  FHLBank borrowings                545,609      4,638      3.40         445,477        2,614    2.35
  Borrowed money and
    guaranteed
    preferred beneficial
    interests                        90,992      1,850      8.13         123,259        2,249    7.30
                                ----------------------------------------------------------------------
    Total interest-bearing        1,592,103     10,428      2.61       1,312,365        7,208    2.20
      liabilities
                                ----------------------------------------------------------------------

Noninterest-bearing
liabilities:
  Demand deposits (including
    custodial escrow balances)      251,083                              280,908
  Other liabilities                  14,090                               16,237
                                ------------                         ------------
    Total noninterest-bearing       265,173                              297,145
      liabilities
Shareholders' equity                 95,638                               72,931
                                ------------                         ------------
Total liabilities and
  shareholders' equity          $  1,952,914                         $  1,682,441
                                ============                         ============

Net interest income before
  provision for loan and valuation
  losses                                   $  11,368                           $   10,285
                                           ==========                        =============
Interest rate spread                                     2.23  %                              2.57   %
                                                      ===========                          ============
Net interest margin                                      2.53  %                              2.80   %
                                                      ===========                          ============
Ratio of average interest-earning assets
  to average interest-bearing liabilities              113.07  %                            111.76   %
                                                      ===========                          ============

                                                            Six Months Ended
                                  ---------------------------------------------------------------------------
                                                                June 30,
                                  ---------------------------------------------------------------------------
                                                 2005                               2004

                                         Average                Average       Average             Average
                                         Balance     Interest    Rate         Balance   Interest   Rate
                                        ---------------------------------------------------------------------
            ASSETS
Interest-earning assets:
  Loans receivable                    $ 1,406,391  $  33,625     4.78  %  $  1,332,299  $   31,762  4.77   %
  Securities                              324,286      8,081     4.98          136,243       3,094  4.54
  Interest-earning deposits                 3,895         34     1.75            2,925           8  0.55
  FHLBank stock                            33,523        722     4.31           29,864         454  3.04
                                      -----------------------------------------------------------------------
    Total interest-earning               1,768,095    42,462     4.80        1,501,331      35,318  4.70
         assets

Noninterest-earning assets:
  Cash                                     48,013                               55,705
  Allowance for loan and
    valuation losses                      (11,342)                             (10,258)
  Premises and equipment                   18,592                               23,793
  Other assets                            102,797                              149,613
                                      ------------                        -------------
    Total noninterest-earning             158,060                              218,853
         assets

    Total assets                      $ 1,926,155                         $  1,720,184
                                      ============                        =============

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing liabilities:
  Passbook accounts                   $       470  $       3     1.28  %  $      4,534   %      29  1.28  %
  Money market and NOW
    accounts                              765,483      4,767     1.25          587,979       2,078  0.71
  Certificates of deposit                 154,743      2,438     3.15          178,199       2,898  3.25
  FHLBank borrowings                      543,618      8,780     3.23          448,757       5,176  2.31
  Borrowed money and
    guaranteed
    preferred beneficial
    interests                              92,021     3,617     7.86          121,652       4,503  7.40
                                      -----------------------------------------------------------------------
    Total interest-bearing              1,556,335    19,605     2.52        1,341,121      14,684  2.19
         liabilities                  -----------------------------------------------------------------------

Noninterest-bearing liabilities:
  Demand deposits (including
    custodial escrow balances)            261,694                              289,309
  Other liabilities                        13,625                               18,243
                                      ------------                        -------------
    Total noninterest-bearing             275,319                              307,552
         liabilities
Shareholders' equity                       94,501                               71,511
                                      ------------                        -------------
Total liabilities and
   shareholders' equity               $ 1,926,155                         $  1,720,184
                                      ============                        =============

Net interest income before
   provision for loan and
   valuation losses                               $  22,857                            $  20,634
                                               =============                         ============
Interest rate spread                                         2.28    %                            2.51  %
                                                          =============                        ===========
Net interest margin                                          2.59    %                            2.75  %
                                                          =============                        ===========
Ratio of average
   interest-earning assets
   to average interest-bearing
   liabilities                                             113.61    %                          111.95  %
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

                                               QUARTER ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                                   2005 VS. 2004                              2005 VS. 2004
                                        -------------------------------------    ----------------------------------------
                                        Increase (Decrease) Due to Change in      Increase (Decrease) Due to Change in
                                        -------------------------------------    ----------------------------------------
                                            Volume       Rate        Total            Volume         Rate        Total
                                        -------------------------------------    ----------------------------------------
                                               (Dollars in thousands)                    (Dollars in thousands)
Interest-earning assets:
  Loans receivable                      $    1,629    $    (27)  $    1,602      $     1,782    $      81      $ 1,863
  Securities                                 2,376         153        2,529            4,661          326        4,987
  Interest-earning deposits                      1          14           15                4           22           26
  FHLBank stock                                 31         126          157               61          207          268
                                        -------------------------------------    ----------------------------------------
     Total interest-earning assets           4,037         266        4,303            6,508          636        7,144
                                        -------------------------------------    ----------------------------------------
Interest-bearing liabilities:
  Passbook accounts                             (9)          1           (8)             (26)          --          (26)
  Money market and NOW accounts                539       1,348        1,887              758        1,931        2,689
  Certificates of deposit                     (275)         (9)        (284)            (371)         (89)        (460)
  FHLBank borrowings                           676       1,348        2,024            1,246        2,358        3,604
  Borrowed money and guaranteed
    preferred beneficial interests            (635)        236         (399)          (1,150)         264         (886)
                                        -------------------------------------    ----------------------------------------
     Total interest-bearing liabilities        296       2,924        3,220              457        4,464        4,921
                                        -------------------------------------    ----------------------------------------
Change in net interest income before
   provision for loan and valuation     $    3,741    $ (2,658)  $    1,083      $     6,051    $  (3,828)   $   2,223
   losses                               =====================================    ========================================

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

                                                       JUNE 30,            DECEMBER 31,            JUNE 30,
                                                         2005                  2004                  2004
                                                --------------------------------------------------------------------
                                                                      (Dollars in thousands)
Nonaccrual residential mortgage loans           $          8,512      $         12,157      $         10,319
Nonaccrual commercial real estate, commercial
   loans and school financing                             13,764                19,148                26,286
Nonaccrual consumer loans                                     35                    40                    21
                                                --------------------------------------------------------------------
Total nonperforming loans                                 22,311                31,345                36,626
Foreclosed real estate                                     4,059                 2,955                 7,677
                                                --------------------------------------------------------------------
Total nonperforming assets                      $         26,370      $         34,300      $         44,303
                                                ====================================================================
Total nonperforming loans to total loans                     1.56     %           2.27      %           2.78      %
                                                ====================================================================
Total nonperforming assets to total assets                   1.34     %           1.82      %           2.55      %
                                                ====================================================================
Ratio of allowance for loan and valuation
losses to total nonperforming loans                         49.09     %          35.64      %          28.64      %
                                                ====================================================================

We accrue interest on government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these loans is generally insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $7.9 million, $18.1 million and $16.9 million at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

Nonaccrual residential mortgage loans as a percentage of total loans were 0.60% at June 30, 2005, 0.89% at December 31, 2004, and 0.79% at June 30, 2004. The
nonaccrual residential mortgage loans decreased approximately $3.6 million in the six months ended June 30, 2005 as compared to December 31, 2004. This decrease is due to higher levels of payoffs, refinancing of borrower debt due to the interest rate environment and the under-performing loan sale at Matrix Financial.

The nonaccrual commercial loans and school financing at June 30, 2005 decreased as compared to December 31, 2004. Nonaccrual commercial loans and school financing are discussed further below.

With regard to our school financing, a majority of our origination of tax-exempt financing for charter schools is for the purchase of real estate and equipment. The balance of these loans in nonaccrual status decreased to $2.6 million at June 30, 2005 as compared to $5.6 million at December 31, 2004. Based on current information, we believe that reserves are sufficient for any potential losses. The decrease was due to the repayment of one previously held nonaccrual loan during the first quarter of 2005. See further discussion of the nonaccrual school financing loans in "Item 7. - Asset and Liability Management-Nonperforming Assets" in the Company's Form 10-K for the year ended December 31, 2004.

With regard to the nonaccrual commercial loans, the balance of these loans in nonaccrual status decreased to $11.1 million at June 30, 2005 as compared to $13.6 million at December 31, 2004. Based on current information, we believe that there are sufficient reserves for any potential loss. The decrease is due to repayments, reinstatements and foreclosures primarily in the SBA portfolio during the first and second quarters of 2005 resulting in an overall improvement in our non-performing ratios. See further discussion of the nonaccrual commercial loans in "Item 7. - Asset and Liability Management-Nonperforming Assets" in the Company's Form 10-K for the year ended December 31, 2004.

The percentage of the allowance for loan losses to nonaccrual loans varies due to the nature of our portfolio of loans. We analyze the allowance for loan losses related to the nonaccrual loans by loan type, historical loss experience and loans measured for impairment. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "--Comparison of Results of Operations for the Quarters Ended June 30, 2005 and 2004."

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company's liquidity. Historically, the majority of the dividend payments have been made by Matrix Bank. The current dividend policy approved by Matrix Bank is 75% of the consolidated cumulative earnings of Matrix Bank. Absent these dividend payments, the Company may utilize the line of credit on its bank stock loan, as needed, to meet its own and the other subsidiary financial obligations. As of June 30, 2005, the entire amount of the line of credit of $12,000,000 is available. The line of credit was renewed effective March 31, 2005, which extended the maturity to March 31, 2006. Additionally, under a strategy implemented in 2003, liquidation of certain loans receivable at ABS are anticipated to generate cash to be distributed to the Company, consistent with the Company's experience in 2004. In the third and fourth quarter of 2004, due to the sale of our majority interest in Matrix Asset Management Corporation and our interest in Matrix Settlement and Clearance Services, as discussed above, dividends of the sales proceeds were paid by these subsidiaries to the Company. This level of dividends for these specific subsidiaries is not anticipated to be repeated in 2005.

Matrix Bank's liquidity needs are expected to be met primarily through borrowings from the FHLBank, as well as institutional deposits and custodial escrow deposits held at Matrix Bank. Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. At June 30, 2005, Matrix Bank had overnight and term borrowings of $529.1 million from the FHLBank of Topeka and Dallas. Matrix Bank also utilizes brokered deposits as a source of liquidity. The balance of brokered deposits at June 30, 2005 was $111.8 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur.

Matrix Bank, a well-capitalized institution, had a leverage capital ratio of 6.40% at June 30, 2005. This exceeded the well-capitalized leverage capital requirement of 5.0% of adjusted assets by $26.8 million. Matrix Bank's risk-based capital ratio was 12.65% at June 30, 2005, which currently exceeds the well capitalized risk-based capital requirement of 10.0% of risk-weighted assets by $27.2 million.

ABS' principal source of funding for school financings are internal capital, sales of loans to third party institutions and a partnership trust with an unaffiliated financial institutions. Amounts available to be sold and amounts to be financed are at the purchaser's and lender's sole discretion. The trust facility currently outstanding has a balance of approximately $13.0 million and matures in September 2005. We are in the process of renewing the facility, but there can be no assurances that the facility will be renewed. We continue to pursue additional third party financing and sales options for ABS. We do not anticipate significantly increasing our current loan portfolio.

Under a purchase and sale agreement, ABS has sold school financings to an unaffiliated financial institution, with full recourse to ABS. ABS services the school financings on a scheduled/scheduled remittance and in the case of a loss or default, upon the liquidation of the underlying collateral, ABS is required to reimburse the unaffiliated financial institution for any shortfall. Due to the control the unaffiliated financial institution has over the school financing, the transaction was accounted for as a sale. The recourse provisions were considered by us at the time of the sale. No gain or loss was booked at the sale date as the loans were sold at their carrying value. The total balance of the school financings sold with recourse is $7.0 million at June 30, 2005.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

During the quarter ended June 30, 2005, there were no material changes outside of the normal course of business to the quantitative and qualitative disclosures about contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements previously reported in the Annual Report contained in the Company's Form 10-K for the year ended December 31, 2004. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements" in the Company's Form 10-K for the year ended December 31, 2004 for a detailed discussion.
See Notes 11 and 12 to the Consolidated Financial Statements herein for detail on the balances of deposit liabilities and FHLBank borrowings as of June 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter and six months ended June 30, 2004, there were no material changes to the quantitative and qualitative disclosures about market risk presented in the Annual Report contained in the Company's Form 10-K for the year ended December 31, 2004. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management - Risk Sensitive Assets and Liabilities" and Item 1. "Business Mortgage Servicing Activities - Hedging of Servicing Rights" in the Company's Form 10-K for the year ended December 31, 2004 for a detailed discussion.

ITEM 4. CONTROLS AND PROCEDURES

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(b) of the Securities Exchange Act of 1934. As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that the Company's disclosure controls and procedures as of June 30, 2005 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Sterling Trust has been named a defendant in an action filed in July 1999 styled Roderick Adderley, et al. v. Advanced Financial Services, Inc., et al. that was tried in Tarrant County, Texas district court in the spring of 2000. The jury returned a verdict adverse to Sterling Trust with respect to two of 12 theories of liability posed by the plaintiffs, and the court has signed a judgment for certain of the plaintiffs in the amount of approximately $6.4 million, plus post-judgment interest and conditional attorneys' fees for the plaintiffs in connection with any appeals. Sterling Trust appealed the judgment to the Court of Appeals for the Second District of Texas (Fort Worth). On July 31, 2003, the Court of Appeals affirmed and reversed in part the jury verdict. The Court of Appeals affirmed the jury's award for actual damages, plus post-judgment interest and conditional attorneys' fees for the appeals, but denied the punitive award. Sterling Trust appealed to the Supreme Court of Texas. On June 17, 2005, the Supreme Court of Texas issued its opinion in the matter, finding that the trial court committed reversible error in connection with its instructions to the jury related to the two theories of liability on which the jury had returned verdicts adverse to Sterling Trust. Accordingly, the Supreme Court of Texas reversed the Court of Appeals judgment and remanded the case to the trial court for further proceedings consistent with its opinion. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2005, there were no material changes to the information previously reported in the Annual Report contained in the Company's Form 10-K for the year ended December 31, 2004. See Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in the Company's Form 10-K for the year ended December 31, 2004 for a detailed discussion.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 18, 2005. At the meeting, the shareholders voted to re-elect two directors of the Company, Richard V. Schmitz and James H. Bullock, for a term expiring with the Annual Meeting to be held in 2008 ("Proposal 1"). The other directors whose terms continue after the Annual Meeting are D. Mark Spencer, Robert T. Slezak, Lester Ravitz and David A. Frank.

The shareholders were asked to consider and act upon a proposal to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for the Company for the 2005 fiscal year ("Proposal 2").

The shareholders were asked to consider a shareholder proposal that the Board of Directors take steps as necessary to require that all directors stand for election annually.

No other matters were voted on at the Annual Meeting. A total of 4,940,919 shares were represented at the meeting, in person or by proxy.

The number of shares that were voted for and that were withheld from, each of the director nominees in Proposal 1 were as follows:

DIRECTOR NOMINEE
-----------------
                             FOR                WITHHOLD
                          ---------             --------
Richard V. Schmitz        4,725,173              215,746
James H. Bullock          4,727,673              213,246

In Proposal 2, McGladrey & Pullen, LLP was ratified as the independent auditors for the Company for fiscal year 2005, with 4,916,369 shares voting for, 24,050 shares voting against, and 500 shares abstaining.

In Proposal 3, the shareholder proposal failed, with 825,000 shares voting for, 2,693,494 shares voting against, 7,788 shares abstaining, and 1,414,437 shares not voted.

ITEM 6. EXHIBITS

(a)   Exhibits

      *10.1 Indenture  between the  Registrant  and Wells  Fargo Bank,  National
            Associaiton, as debenture trustee, dated as of June 30, 2005, relating to the Junior Subordinated Debt Securities due July 7, 2035.

      *10.2 Amended  and  Restated  Declaration  of Trust  Agreement  of  Matrix
            Bancorp Capital Trust VIII dated as of June 30, 2005.

      *10.3 Guarantee Agreement of Matrix Bancorp Capital Trust VIII dated as of
            June 30, 2005.

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

                                        MATRIX BANCORP, INC.


Dated: August 3, 2005                   /s/ D. Mark Spencer
       --------------                   ----------------------------------------
                                        D. Mark Spencer
                                        President and Co-Chief Executive Officer
                                       (Principal Executive Officer)


Dated: August 3, 2005                   /s/ Richard V. Schmitz
       --------------                   ----------------------------------------
                                        Richard V. Schmitz
                                        Co-Chief Executive Officer


Dated: August 3, 2005                   /s/ David W. Kloos
       --------------                   ----------------------------------------
                                        David W. Kloos
                                        Senior Vice President and Chief
                                        Financial Officer
                                       (Principal Accounting and Financial
                                        Officer)

                                INDEX TO EXHIBITS

Exhibit
Number      Description
-------     --------------------------------------------------------------------

*10.1 Indenture between the Registrant and Wells Fargo Bank, National Associaiton, as debenture trustee, dated as of June 30, 2005, relating to the Junior Subordinated Debt Securities due July 7, 2035.

*10.2 Amended and Restated Declaration of Trust Agreement of Matrix Bancorp Capital Trust VIII dated as of June 30, 2005.

*10.3 Guarantee Agreement of Matrix Bancorp Capital Trust VIII dated as of June 30, 2005.

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

----------
* Filed herewith.