Form 10-Q
period 2005-09-30
MATRIX BANCORP INC
filed 2005-11-07
CIK 944725

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Number of shares of Common Stock ($.0001 par value) outstanding at the close of business on October 31, 2005 was 6,620,850 shares.

                                TABLE OF CONTENTS


                                      PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Balance Sheets
             September 30, 2005 (unaudited) and December 31, 2004......................................3

           Consolidated Statements of Income
             Quarter and Nine Months Ended September 30, 2005 and 2004 (unaudited).....................4

           Consolidated Statements of Shareholders' Equity
             Nine Months Ended September 30, 2005 and 2004 (unaudited).................................6

           Consolidated Statements of Cash Flows
             Nine Months Ended September 30, 2005 and 2004 (unaudited).................................7

           Notes to Consolidated Financial Statements (unaudited)......................................9

ITEM 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations.....................................................................19

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk..................................31

ITEM 4.    Controls and Procedures.....................................................................31

                                        PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings...........................................................................32

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds.................................32

ITEM 4.    Submissions of Matters to a Vote of Security Holders........................................32

ITEM 6.    Exhibits....................................................................................32

SIGNATURES ............................................................................................33

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      MATRIX BANCORP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                (Dollars in thousands, except share information)

                                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                                2005          2004
                                                                            -------------  ------------
ASSETS                                                                       (Unaudited)
Cash and cash equivalents                                                    $   16,703     $   40,471
Interest-earning deposits and federal funds sold                                 20,826          2,398
Investment securities                                                           472,096        316,367
Loans held for sale, net                                                        954,514        989,822
Loans held for investment, net                                                  415,782        379,717
Mortgage servicing rights, net                                                   21,905         26,574
Other receivables                                                                29,262         35,139
FHLBank stock, at cost                                                           33,584         33,481
Premises and equipment, net                                                      17,689         19,037
Bank owned life insurance                                                        22,233         21,569
Other assets, net                                                                19,879         21,330
Foreclosed real estate, net                                                       3,482          2,955
                                                                             ----------     ----------
TOTAL ASSETS                                                                 $2,027,955     $1,888,860
                                                                             ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits                                                                     $1,183,769     $1,119,159
Custodial escrow balances                                                        58,789         51,598
FHLBank borrowings                                                              575,051        506,118
Borrowed money                                                                   30,606         31,573
Junior subordinated debentures owed to unconsolidated subsidiary trusts          61,372         61,835
Other liabilities                                                                16,902         23,955
Income taxes payable and deferred income tax liability                            1,706          2,307
                                                                             ----------     ----------
Total liabilities                                                             1,928,195      1,796,545
                                                                             ==========     ==========

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $.0001; authorized 5,000,000 shares;
  no shares outstanding                                                              --             --
Common stock, par value $.0001; authorized 50,000,000 shares; issued and
   outstanding 6,620,850 shares at September 30, 2005 and December 31, 2004           1              1
Additional paid-in capital                                                       21,432         21,432
Retained earnings                                                                78,321         70,756
Accumulated other comprehensive income                                                6            126
                                                                             ----------     ----------
Total shareholders' equity                                                       99,760         92,315
                                                                             ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $2,027,955     $1,888,860
                                                                             ==========     ==========

See accompanying notes.

                      MATRIX BANCORP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                (Dollars in thousands, except share information)
                                   (Unaudited)

                                                                QUARTER ENDED                  NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                             2005          2004              2005           2004
                                                          ----------      ----------     ----------      ----------
Interest and dividend income:
  Loans and securities                                    $   22,437      $   18,664     $   64,143      $   53,521
  Interest-earning deposits                                      534             262          1,290             724
                                                          ----------      ----------     ----------      ----------
Total interest and dividend income                            22,971          18,926         65,433          54,245
                                                          ----------      ----------     ----------      ----------

Interest expense:
  Deposits                                                     4,163           2,681         11,372           7,686
  Borrowed money and junior subordinated debentures            7,284           5,659         19,680          15,338
                                                          ----------      ----------     ----------      ----------
Total interest expense                                        11,447           8,340         31,052          23,024
                                                          ----------      ----------     ----------      ----------

Net interest income before provision for loan and
  loan valuation losses                                       11,524          10,586         34,381          31,221
Provision for loan and loan valuation losses                      50             543          1,235           2,288
                                                          ----------      ----------     ----------      ----------
Net interest income after provision for loan and
  loan valuation losses                                       11,474          10,043         33,146          28,933
                                                          ----------      ----------     ----------      ----------

Noninterest income:
  Loan administration                                          2,358           3,549          7,892          11,944
  Brokerage                                                    3,458           2,427          7,769           7,886
  Trust services                                               1,441           1,927          5,741           5,765
  Real estate disposition services                               328           1,985          1,172           7,451
  Gain on sale of loans and securities                           359           1,398          1,642           4,385
  Gain on sale of assets                                          --          13,500            302          18,588
  School services                                                481             810          1,335           2,279
  Other                                                        1,542             737          3,941           3,927
                                                          ----------      ----------     ----------      ----------
Total noninterest income                                       9,967          26,333         29,794          62,225
                                                          ----------      ----------     ----------      ----------

Noninterest expense:
  Compensation and employee benefits                           6,153           8,203         18,889          25,950
  Amortization of mortgage servicing rights                    2,004           3,615          6,130          12,779
  Occupancy and equipment                                      1,231           1,530          3,789           4,651
  Postage and communication                                      307             511          1,053           1,630
  Professional fees                                              802             892          2,126           2,535
  Mortgage servicing rights subservicing fees                    755              --          2,351              --
  Data processing                                                208             555            744           1,814
  Subaccounting fees                                           3,609           1,933          9,460           5,479
  (Recovery of) impairment on mortgage servicing
   rights                                                       (885)            500           (830)           (444)
  Other general and administrative                             3,220           7,254          8,770          18,206
                                                          ----------      ----------     ----------      ----------
Total noninterest expense                                     17,404          24,993         52,482          72,600
                                                          ----------      ----------     ----------      ----------

Income from continuing operations before income taxes          4,037          11,383         10,458          18,558
Income tax provision                                           1,102           4,271          2,893           6,418
                                                          ----------      ----------     ----------      ----------
Income from continuing operations                              2,935           7,112          7,565          12,140
                                                          ----------      ----------     ----------      ----------

Discontinued operations:
Income from discontinued operations, net of income
  tax provision of $89                                            --              --             --             137
                                                          ----------      ----------     ----------      ----------

NET INCOME                                                $    2,935      $    7,112     $    7,565      $   12,277
                                                          ==========      ==========     ==========      ==========

Continued

                      MATRIX BANCORP, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income - continued
                (Dollars in thousands, except share information)
                                   (Unaudited)

                                                                  QUARTER ENDED                      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                        SEPTEMBER 30,
                                                             2005              2004              2005              2004
                                                         -------------     -------------     -------------     -------------
Income from continuing operations per share -- basic     $        0.44     $        1.09     $        1.14     $        1.86
                                                         -------------     -------------     -------------     -------------
Income from continuing operations per share --
  assuming dilution                                      $        0.44     $        1.07     $        1.13     $        1.83
                                                         -------------     -------------     -------------     -------------
Income from discontinued operations -- basic and
  assuming dilution                                      $          --     $          --     $          --     $        0.02
                                                         -------------     -------------     -------------     -------------
Net income per share -- basic                            $        0.44     $        1.09     $        1.14     $        1.88
                                                         =============     =============     =============     =============
Net income per share -- assuming dilution                $        0.44     $        1.07     $        1.13     $        1.85
                                                         =============     =============     =============     =============

Weighted average shares -- basic                             6,620,850         6,520,181         6,620,850         6,519,563
Weighted average shares -- assuming dilution                 6,706,745         6,647,369         6,698,668         6,621,368

See accompanying notes.

                      MATRIX BANCORP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                         Accumulated
                                                           Additional                        Other
                                    Common Stock            paid in           Retained   comprehensive            Comprehensive
                                Shares        Amount        capital           earnings   income (loss)   Total        income
                              ---------      --------      -----------      -----------  ------------   --------  -------------
   NINE MONTHS ENDED
   SEPTEMBER 30, 2005

Balance at
 December 31, 2004            6,620,850      $      1      $    21,432      $    70,756     $   126     $ 92,315
Comprehensive income:
  Net income                                                                      7,565                    7,565    $     7,565

  Net unrealized
   holding loss, net
   of income tax(1)                                                                            (120)        (120)          (120)
                                                                                                                    -----------
Comprehensive income                                                                                                $     7,445
                              ---------      --------      -----------      -----------     -------     --------    ===========
Balance at
 September 30, 2005           6,620,850      $      1      $    21,432      $    78,321     $     6     $ 99,760
                              ---------      --------      -----------      -----------     -------     --------

   NINE MONTHS ENDED
   SEPTEMBER 30, 2004

Balance at
 December 31, 2003            6,518,981      $      1      $    20,615      $    48,859     $   209     $ 69,684
Comprehensive income:
  Net income                                                                     12,277                    12,277   $    12,277
  Net unrealized
   holding gain, net
   of income tax                                                                                 87            87            87
                                                                                                                    -----------
Comprehensive income                                                                                                $    12,364
                                                                                                                    ===========
Issuance of stock
 related to employee
 stock purchase plan
 and options                      1,200                             10                                        10
                              ---------      --------      -----------      -----------     -------     --------
Balance at
 September 30, 2004           6,520,181      $      1      $    20,625      $    61,136         296       82,058
                              ---------      --------      -----------      -----------     -------     --------




(1) Disclosure of reclassification amount
        Nine-Months Ended September 30, 2005
-----------------------------------------------------

Unrealized holding losses arising during period                                                             $         (120)
Less:  reclassification adjustment of gains
included in net
     Income                                                                                                             --
                                                                                                            --------------
Net unrealized holding losses on securities                                                                 $         (120)
                                                                                                            ==============





See accompanying notes

                      MATRIX BANCORP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                2005          2004
                                                                          -------------------------------
OPERATING ACTIVITIES
Income from continuing operations                                          $     7,565    $    12,140
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
  Depreciation and amortization                                                  2,591          3,312
  Provision for loan and valuation losses                                        1,235          2,288
  Amortization of mortgage servicing rights                                      6,130         12,779
  Recovery on mortgage servicing rights                                           (830)          (444)
  Gain on sale of loans and securities                                          (1,642)        (4,385)
  Loss on sale of building and equipment                                            33             --
  Gain on sale of other assets                                                    (302)       (18,588)
  (Gain) loss on sale of foreclosed real estate                                    (69)            60
Changes in assets and liabilities:
  Proceeds from the sale of trading securities                                 435,861             --
  Loans originated for sale, net of loans sold                                 (26,112)       (46,589)
  Loans purchased for sale                                                    (943,070)    (1,325,682)
  Principal payments on, and proceeds from sale of loans held for sale         484,762        480,791
  Originated mortgage servicing rights, net                                       (527)          (787)
  Decrease in other receivables and other assets                                 7,187         20,727
  (Decrease) increase in other liabilities, income taxes payable and            (7,654)         7,949
    deferred income tax liability
                                                                           -----------    -----------
Net cash used in operating activities from continuing operations               (34,842)      (856,429)
  Net cash provided by discontinued operations                                      --            226
                                                                           -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                                      $   (34,842)   $  (856,203)
                                                                           -----------    -----------

INVESTING ACTIVITIES
Loans originated and purchased for investment                                 (140,341)      (112,949)
Principal repayments on loans held for investment                              105,822        144,060
Loans sold in the sale of Matrix Bank branches                                      --         24,227
Purchase of available for sale securities                                       (2,154)      (145,429)
Proceeds from sale of available for sale securities                             81,407        777,296
Proceeds from maturity and prepayment of available for sale securities          24,310         33,063
Purchase of held to maturity securities                                       (215,847)        (2,482)
Proceeds from the maturity and prepayment of held to maturity securities        34,698             --
Purchase of FHLBank stock, net                                                    (103)            --
Purchases of premises and equipment                                             (1,265)        (1,297)
Proceeds from the sale of other assets                                              --         10,000
Acquisition of mortgage servicing rights                                          (187)          (220)
Proceeds from the sale of mortgage servicing rights                                 83             --
Proceeds from the sale of Matrix Bank branches premises and equipment               --          3,058
Proceeds from sale of foreclosed real estate                                     4,007          8,840
                                                                           -----------    -----------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                           (109,570)       738,167
                                                                           -----------    -----------

Continued

                      MATRIX BANCORP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows - continued
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            2005              2004
                                                                                       --------------------------------
FINANCING ACTIVITIES
Net increase in deposits                                                               $     64,610        $     82,927
Net deposits sold with Matrix Bank branches                                                      --             (73,574)
Net increase (decrease) in custodial escrow balances                                          7,191             (10,277)
Increase in FHLBank borrowings, net                                                          68,933             142,936
Borrowed money - repayments of notes payable with banks                                      (2,427)             (1,271)
Borrowed money -- repayment of senior notes                                                      --              (9,545)
Borrowed money -- proceeds from school financing agreements                                  22,817               1,125
Borrowed money -- repayment of school financing agreements                                  (21,357)            (15,320)
Borrowed money - proceeds from issuance of subordinated debt securities                          --               9,760
Proceeds from issuance of capital securities of subsidiary trusts                             7,500              10,310
Redemption of capital securities of subsidiary trusts                                        (8,195)                 --
Proceeds from issuance of common stock related to employee stock option purchase                 --                  10
                                                                                       ------------        ------------
NET CASH PROVIDED BY  FINANCING ACTIVITIES                                                  139,072             137,081
                                                                                       ------------        ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                             (5,340)             19,045
Cash and cash equivalents at beginning of the period                                         42,869              34,510
                                                                                       ------------        ------------
Cash and cash equivalents at end of the period                                         $     37,529        $     53,555
                                                                                       ============        ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Loans transferred to foreclosed real estate and other assets                           $      5,329        $     13,370
                                                                                       ============        ============
Loans securitized and transferred to securities available for sale                     $     90,762        $    749,199
                                                                                       ============        ============
Loans securitized and transferred to trading securities                                $    422,811        $         --
                                                                                       ============        ============
Loans held for investment transferred to loans held for sale                           $      4,600        $         --
                                                                                       ============        ============
Loans held for sale transferred to loans held for investment                           $      5,856        $         --
                                                                                       ============        ============
Securities available for sale transferred to held to maturity securities               $     85,682        $         --
                                                                                       ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                                 $     31,263        $     23,298
                                                                                       ============        ============
Cash paid for income taxes                                                             $      2,965        $      4,616
                                                                                       ============        ============

See accompanying notes.

                      MATRIX BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Matrix Bancorp, Inc. and subsidiaries (referred to in these notes, on a consolidated basis, as "us", "we", the "Company", or similar terms) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and certain adjustments considered necessary as discussed herein) necessary for a fair presentation have been included. The results of operations for the quarter and nine months ended September 30, 2005 may not be indicative of results for the full year. For discussion of our organization and business, the accounting policies we follow and further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004. This quarterly report should be read in conjunction with that annual report.

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

STOCK-BASED COMPENSATION

At September 30, 2005, the Company has one stock-based employee compensation plan, which is described more fully in Note 18 to the audited financial statements in the Company's Form 10-K for the year ended December 31, 2004. We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plan. As allowed by SFAS 123 and SFAS 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of SFAS 123", we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS 123. Accordingly, we do not recognize compensation expense for our stock-based plan, as we do not issue options at exercise prices below the market value at the date of the grant. In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS 123 with SFAS 123(R), "Share-Based Payment," ("SFAS 123(R)") which eliminates the intrinsic value-based method and requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. The Securities and Exchange Commission ("SEC") issued guidance in March 2005 which delays the implementation of the provisions of SFAS 123(R) until the fiscal year beginning January 1, 2006. The Company currently expects to adopt SFAS 123(R) with the fiscal year beginning January 1, 2006 under the modified prospective method. As a result, the Company will have compensation expense for any awards granted after the date of adoption, and will include compensation expense for the unvested portions of previously granted awards that remain outstanding at the date of adoption.

Had compensation cost for our stock-based plan been determined consistent with SFAS No. 123, our net income and income per share would have been changed to the pro forma amounts indicated below:

                     MATRIX BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

                                                          QUARTER ENDED                  NINE MONTHS ENDED
                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                        2005            2004            2005            2004
                                                     ----------------------------------------------------------
Net income:                                                 (Dollars in thousands, except share information)
 Net income as reported                              $    2,935      $    7,112      $    7,565      $   12,277
 Deduct: Total stock-based employee compensation
  determined under fair value based method for
  awards, net of related tax effects                        (44)            (63)           (134)           (196)
                                                     --------------------------      --------------------------
 Pro forma                                           $    2,891      $    7,049      $    7,431      $   12,081
                                                     ==========================      ==========================
Income per share:
 Basic, as reported                                  $     0.44      $     1.09      $     1.14      $     1.88
                                                     ==========================      ==========================
 Basic, pro forma                                    $     0.44      $     1.08      $     1.12      $     1.85
                                                     ==========================      ==========================
 Diluted, as reported                                $     0.44      $     1.07      $     1.13      $     1.85
                                                     ==========================      ==========================
 Diluted, pro forma                                  $     0.43      $     1.06      $     1.11      $     1.82
                                                     ==========================      ==========================

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

3. SALE OF MAJORITY INTEREST IN MATRIX ASSET MANAGEMENT CORPORATION

On September 10, 2004, the Company announced the sale by Matrix Asset Management Corporation ("MAMC") of substantially all of its assets related to its real estate management and disposition business. After the sale, we have retained a 25% interest in the new company created by the purchaser, Matrix Asset Management, LLC, ("MAM, LLC"), as well as our remaining operations in MAMC, renamed MTXC Realty Corp., of a real estate brokerage office operating exclusively in the Denver metro area. The 25% ownership is accounted for using the equity method of accounting. We will continue to reflect the operations of MTXC Realty, including the future equity earnings in MAM, LLC, as continuing operations. At September 30, 2005, the investment in MAM, LLC included in other assets in the consolidated balance sheet is approximately $610,000. The sale of the majority interest in MAM, LLC is more fully described in Note 3 to the audited financial statements in the Company's Form 10-K for the year ended December 31, 2004.

4. SALE OF INTEREST IN MATRIX SETTLEMENT AND CLEARANCE SERVICES, LLC

On November 30, 2004, the Company, through certain of its subsidiaries, entered into definitive agreements to sell the 45% membership interest in Matrix Settlement and Clearance Services, LLC ("MSCS"), as well as substantially all of the assets of the trust operations of Matrix Capital Bank ("Matrix Bank"). In consideration of the sale of the 45% membership interest in MSCS, the Company received approximately 5% of the outstanding common stock of the purchaser. This portion of the transaction closed December 1, 2004. In consideration of the sale of substantially all of the assets of the trust operations of Matrix Bank, the purchaser issued additional common stock of

                     MATRIX BANCORP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

approximately 2% of its outstanding common stock. Consummation of the sale of the assets of the trust operations of Matrix Bank occurred April 30, 2005, and the gain on sale of approximately $300,000 is included in noninterest income as gain on sale of assets for the nine months ended September 30, 2005. The ownership interest retained is accounted for using the cost basis of accounting. At September 30, 2005, the investment in the new company included in other assets in the consolidated balance sheet is $750,000. The sale of the interest in MSCS is more fully described in Note 4 to the audited financial statements in the Company's Form 10-K for the year ended December 31, 2004.

5. SALE OF MATRIX CAPITAL BANK BRANCHES

On January 30, 2004, the Company, through its wholly owned subsidiary Matrix Bank, entered into a definitive agreement to sell its two branches in Las Cruces, New Mexico. The sale closed on May 1, 2004. The sale included deposits of the Las Cruces branches that totaled approximately $78,500,000, and loans of approximately $22,800,000, as well as the real estate and leases associated with the Las Cruces branches. The gain on the sale of the branches of $5,088,000 is included as gain on sale of assets in noninterest income for the nine months ended September 30, 2004.

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

6. NEW ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that the new accounting principle be limited to the direct effects of the change, and indirect effects of a change in accounting principle to be recognized in the period of the accounting change. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the implementation to have a significant impact on the consolidated financial statements.

In June 2005, the FASB directed its staff to draft FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". FSP 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company does not anticipate the issuance of the final consensus will have a material impact on financial condition, the results of operations, or liquidity.

                     MATRIX BANCORP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                               September 30, 2005
                                  (Unaudited)

7. NET INCOME PER SHARE

The following table sets forth the components of net income per share and net income per share assuming dilution:


                                                          QUARTER ENDED                 NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                       2005           2004             2005           2004
                                                   --------------------------      --------------------------
Numerator:                                                              (Dollars in thousands)

Income from continuing operations                  $    2,935      $    7,112      $    7,565      $   12,140

Income from discontinued operations                        --              --              --             137
                                                   --------------------------      --------------------------

Net income                                         $    2,935      $    7,112      $    7,565      $   12,277
                                                   ==========================      ==========================
Denominator:

Weighted average shares outstanding                 6,620,850       6,520,181       6,620,850       6,519,563

  Effect of dilutive securities:
    Common stock options                               85,895         127,188          77,818         101,805
                                                   --------------------------      --------------------------
Denominator for net income per share assuming
dilution                                            6,706,745       6,647,369       6,698,668       6,621,368
                                                   ==========================      ==========================

8. INVESTMENT SECURITIES

Investment securities available for sale were as follows:

                                  SEPTEMBER 30, 2005                                 DECEMBER 31, 2004
                      ---------------------------------------------   ----------------------------------------------
                                     Gross      Gross                                Gross      Gross
                      Amortized   Unrealized  Unrealized   Carrying   Amortized   Unrealized  Unrealized   Carrying
                        Cost         Gains      Losses       Value       Cost        Gains      Losses       Value
                      ---------------------------------------------   ----------------------------------------------
                                                              (Dollars in thousands)

   Mortgage-backed
     securities       $ 19,192    $     17    $    (84)    $ 19,125    $117,316    $    339    $   (145)    $117,510

   SBA securities          831          --          (2)         829         930          --          (3)         927
                      ---------------------------------------------   ----------------------------------------------
Total                 $ 20,023    $     17    $    (86)    $ 19,954    $118,246    $    339    $   (148)    $118,437
                      =============================================   ==============================================

Investment securities held to maturity were as follows:

                                      SEPTEMBER 30, 2005                                   DECEMBER 31, 2004
                      ----------------------------------------------  -----------------------------------------------
                      Amortized                                       Amortized
                      Cost and      Gross       Gross                  Cost and     Gross       Gross
                      Carrying    Unrealized  Unrealized  Estimated    Carrying  Unrealized   Unrealized   Estimated
                        Value       Gains       Losses    Fair Value     Value      Gains       Losses     Fair Value
                      ----------------------------------------------  -----------------------------------------------
                                                               (Dollars in thousands)

   Mortgage-backed
     securities       $338,386    $    243    $ (1,690)    $336,939    $ 71,555    $     34    $   (174)    $ 71,415
                      ----------------------------------------------  -----------------------------------------------

Total                 $338,386    $    243    $ (1,690)    $336,939    $ 71,555    $     34    $   (174)    $ 71,415
                      ==============================================  ===============================================


Trading securities were as follows:

                          SEPTEMBER 30, 2005         DECEMBER 31, 2004
                         --------------------      --------------------
                         Estimated Fair Value      Estimated Fair Value
                         and carrying value        and carrying value
                         --------------------      --------------------
                                   (Dollars in thousands)
   SBA securities        $            113,756      $            126,375
                         --------------------      --------------------
Total                    $            113,756      $            126,375
                         ====================      ====================

                     MATRIX BANCORP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                               September 30, 2005
                                  (Unaudited)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. At September 30, 2005, the Company does not believe that any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are attributable to changes in interest rates. The Company has both the intent and ability to hold the securities with gross unrealized losses for a time necessary to recover the amortized cost. The investment balances held by the Company are 93.5% AAA rated, 6.1% AA rated, and 0.4% A rated.

As part of the ongoing review of our balance sheet, during the second quarter 2005, we identified $85.7 million of mortgage backed securities that we have the positive intent and ability to hold to maturity. Based on this review, we transferred this amount of mortgage backed securities from our available for sale portfolio to the held to maturity portfolio.

9.   LOANS HELD FOR SALE AND INVESTMENT

LOANS HELD FOR SALE

Loans held for sale consist of the following:

                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                           2005              2004
                                                                    --------------------------------------
                                                                           (Dollars in thousands)
   Residential loans                                                  $   778,278       $   758,543
   SBA guaranteed commercial loans, multi-family loans, school            166,796           218,231
     financing and other
   Purchase premiums, net                                                  14,611            18,246
                                                                    --------------------------------------
                                                                          959,685           995,020
Less:  Allowance for loan and valuation losses                              5,171             5,198
                                                                    --------------------------------------
   Loans held for sale, net                                           $   954,514       $   989,822
                                                                    ======================================


Activity in the allowance for loan and valuation losses on loans held for sale is summarized as follows:

                                                              NINE MONTHS ENDED         YEAR ENDED
                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                     2005                  2004
                                                           ---------------------------------------------
                                                                        (Dollars in thousands)
Balance at beginning of year                                 $          5,198      $        4,803
Provision for loan and valuation losses                                   560               1,180
Charge-offs and transfers                                                (606)               (785)
Recoveries                                                                 19                  --
                                                           ---------------------------------------------
Balance at end of year                                       $          5,171      $        5,198
                                                           =============================================

                     MATRIX BANCORP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                               September 30, 2005
                                  (Unaudited)

LOANS HELD FOR INVESTMENT

Loans held for investment consist of the following:

                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                           2005              2004
                                                                     -------------------------------------
                                                                            (Dollars in thousands)
   Residential loans                                                  $    248,684     $    227,609
   Commercial real estate, SBA and commercial loans                        144,780          134,782
   Construction loans                                                       29,399           24,753
   Consumer loans and other                                                    365              581
   Discounts, net                                                             (740)          (1,194)
   Unearned fees                                                            (1,022)            (840)
                                                                     -------------------------------------
                                                                           421,466          385,691
Less:  Allowance for loan losses                                             5,684            5,974
                                                                     -------------------------------------
   Loans held for investment, net                                        $ 415,782     $    379,717
                                                                     =====================================


Activity in the allowance for loan and valuation losses on loans held for investment is summarized as follows:

                                                              NINE MONTHS ENDED        YEAR ENDED
                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                     2005                 2004
                                                           --------------------------------------------
                                                                     (Dollars in thousands)
Balance at beginning of year                                    $     5,974        $     4,986
Provision for loan losses                                               675              2,089
Charge-offs and transfers                                            (1,081)            (1,264)
Recoveries                                                              116                163
                                                           --------------------------------------------
Balance at end of year                                          $     5,684        $     5,974
                                                           ============================================

                     MATRIX BANCORP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                               September 30, 2005
                                  (Unaudited)

10. MORTGAGE SERVICING RIGHTS

The activity in the mortgage servicing rights is summarized as follows:


                                                                                    NINE MONTHS ENDED       YEAR ENDED
                                                                                      SEPTEMBER 30,        DECEMBER 31,
                                                                                           2005                2004
                                                                                   ----------------------------------------
                                                                                           (Dollars in Thousands)
Mortgage servicing rights

   Balance at beginning of period                                                  $       29,980        $       47,194

   Purchases                                                                                  187                   871

   Originations                                                                               527                   615

   Sales                                                                                      (83)                   --

   Amortization                                                                            (6,130)              (16,100)

   Application of valuation allowance to write down impaired MSRs                              --                (2,600)
                                                                                   ----------------------------------------
Balance before valuation allowance at end of period                                        24,481                29,980

Valuation allowance for impairment of mortgage servicing rights

   Balance at beginning of period                                                          (3,406)               (6,450)

   Additions                                                                                 (230)               (1,656)

   Application of valuation allowance to write down impaired MSRs                              --                 2,600

   Recovery                                                                                 1,060                 2,100
                                                                                   ----------------------------------------
Balance at end of period                                                                   (2,576)               (3,406)


Mortgage servicing rights, net                                                     $       21,905        $       26,574
                                                                                   ========================================

The Company's servicing portfolio (excluding subserviced loans) is comprised of the following:

                                                         SEPTEMBER 30, 2005                  DECEMBER 31, 2004
                                                   -------------------------------     -------------------------------
                                                                     Principal                           Principal
                                                       Number         Balance              Number         Balance
                                                      of Loans      Outstanding           of Loans      Outstanding
                                                   -------------------------------------------------------------------
                                                                         (Dollars in thousands)
Freddie Mac                                               3,886    $     140,871             4,783     $      196,637

Fannie Mae                                               11,113          589,426            13,390            722,749

Ginnie Mae                                                9,527          556,836            11,098            675,067

VA, FHA, conventional and other loans                     6,876          578,099             8,687            664,387
                                                   -------------------------------     -------------------------------
                                                         31,402     $  1,865,232            37,958      $   2,258,840
                                                   ===============================     ===============================

The Company's custodial escrow balances shown in the accompanying consolidated balance sheets at September 30, 2005 and December 31, 2004 pertain to payments held in escrow in respect to taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at Matrix Bank in noninterest-bearing accounts. The balance of custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

                      MATRIX BANCORP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                               September 30, 2005
                                   (Unaudited)


11. DEPOSITS

Deposit account balances are summarized as follows:

                                 SEPTEMBER 30, 2005                        DECEMBER 31, 2004
                        -------------------------------------    -------------------------------------
                                                    Weighted                                 Weighted
                                                    Average                                   Average
                          Amount       Percent        Rate          Amount      Percent        Rate
                        ----------   ----------    ----------    ----------   ----------    ----------
                                                      (Dollars in Thousands)

Passbook accounts       $      240         0.02%         1.30%   $      455         0.04%         1.26%
NOW accounts               461,161        38.96          0.41       189,671        16.95          0.11
Money market accounts      650,045        54.91          1.92       676,848        60.48          0.91
                        ----------   ----------    ----------    ----------   ----------    ----------

                         1,111,446        93.89          1.29       866,974        77.47          0.71
Certificate accounts        72,323         6.11          3.67       252,185        22.53          2.48
                        ----------   ----------    ----------    ----------   ----------    ----------
Deposits                $1,183,769       100.00%         1.39%   $1,119,159       100.00%         1.09%
                        ==========   ==========    ==========    ==========   ==========    ==========


Approximately $285,868,000 and $236,007,000 of customer assets under administration by Sterling Trust are included in NOW and money market accounts as of September 30, 2005 and December 31, 2004, respectively. Approximately $106,550,000 and $118,129,000 of MSCS customer assets under administration are included in NOW and money market accounts as of September 30, 2005 and December 31, 2004, respectively. Approximately $625,557,000 and $449,517,000 of deposits represent funds from 5 significant institutional relationships maintained by Matrix Bank as of September 30, 2005 and December 31, 2004, respectively. Included in certificate accounts are $68,136,000 and $247,868,000 of brokered deposits as of September 30, 2005 and December 31, 2004, respectively.

12. FHLBANK STOCK AND BORROWINGS

Matrix Bank obtains FHLBank advances from FHLBank of Topeka, which is the FHLBank that serves Denver, Colorado, and utilizes FHLBank of Topeka as its primary correspondent bank. Several of the long-term advances with FHLBank of Dallas that existed at March 25, 2002, when Matrix Bank changed its domicile to Denver, Colorado, are still outstanding under their original terms.

The balances of FHLBank stock are as follows:

                                                        SEPTEMBER 30, 2005         DECEMBER 31, 2004
                                                        ------------------         -----------------
                                                                 (Dollars in thousands)
FHLBank of Topeka stock, at cost                          $        27,742           $        26,800
FHLBank of Dallas stock, at cost                                    5,842                     6,681
                                                          ---------------           ---------------

FHLBank stock                                             $        33,584           $        33,481
                                                          ===============           ===============


The balances of FHLBank borrowings are as follows:

                                                        SEPTEMBER 30, 2005         DECEMBER 31, 2004
                                                        ------------------         -----------------
                                                                     (Dollars in thousands)
FHLBank of Topeka borrowings                              $       458,000           $       359,000
FHLBank of Dallas borrowings                                      117,051                   147,118
                                                          ---------------           ---------------
FHLBank borrowings                                        $       575,051           $       506,118
                                                          ===============           ===============


Available unused borrowings from the FHLBank of Topeka totaled $307,962,000 at September 30, 2005.

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

                      MATRIX BANCORP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                               September 30, 2005
                                   (Unaudited)


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

Matrix Bancorp Capital Trust VIII ("Trust VIII") was formed on June 30, 2005, and completed the sale of $7,500,000 of 5.86% preferred securities. Trust VIII also issued an aggregate amount of $232,000 common securities to the Company. The net proceeds from the offering and the common securities issued were exchanged for $7,732,000 in principal amount of the Company's 5.86% junior subordinated debentures, due July 7, 2035. Interest is payable quarterly. The 5.86% coupon will adjust in July 2010 to a variable rate per annum of three-month Libor plus 1.69%. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after July 7, 2010, at par.

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

Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts are summarized as follows:

                                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                                          2005              2004
                                                                                     ---------------   ---------------
                                                                                           (Dollars in thousands)
Junior subordinated debentures owed to Matrix Bancorp Capital Trust I, 10% junior
   subordinated debentures payable quarterly, unsecured and maturing September 30,   $         5,156   $        13,351
   2029
Junior subordinated debentures owed to Matrix Bancorp Capital Trust II, 10.18%
   junior subordinated debentures payable semi-annually, unsecured and maturing               12,400            12,400
   June 8, 2031
Junior subordinated debentures owed to Matrix Bancorp Capital Trust III, 10.25%
   junior subordinated debentures payable semi-annually, unsecured and maturing               15,464            15,464
   July 25, 2031
Junior subordinated debentures owed to Matrix Bancorp Capital Trust IV, six-month LIBOR plus 3.75% (7.41% at September 30, 2005) junior subordinated
   debentures payable semi-annually, unsecured and maturing December 8, 2031                   5,155             5,155
Junior subordinated debentures owed to Matrix Bancorp Capital Trust V, six-month
   LIBOR plus 3.625% (7.285% at September 30, 2005) junior subordinated debentures
   payable semi-annually, unsecured and maturing January 25, 2032                              5,155             5,155
Junior subordinated debentures owed to Matrix Bancorp Capital Trust VI, interest fixed at 6.425% through October 2009, then three-month LIBOR plus 3.625%,
   junior subordinated debentures payable quarterly, unsecured and maturing                   10,310            10,310
   October 18, 2034
Junior subordinated debentures owed to Matrix Bancorp Capital Trust VIII, interest fixed at 5.86% through July 2010, then three-month LIBOR plus 1.69%,
   junior subordinated debentures payable quarterly, unsecured and maturing July 7,            7,732                --
   2035
                                                                                     ---------------   ---------------
   Total                                                                             $        61,372   $        61,835
                                                                                     ===============   ===============


The junior subordinated debentures owed to unconsolidated subsidiary trusts are more fully described in Note 14 to the audited financial statements in the Company's Form 10-K for the year ended December 31, 2004.

14. SEGMENT INFORMATION

The Company has four reportable segments under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information": a traditional banking subsidiary, a mortgage banking subsidiary, two brokerage and consulting subsidiaries and a school services subsidiary. The remaining subsidiaries are included in the "all other"

                      MATRIX BANCORP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                               September 30, 2005
                                   (Unaudited)



category and consist primarily of the Company's trust operations,real estate disposition services and the Parent company operations. The Company's segments are more fully described in Note 24 to the audited financial statements in the Company's Form 10-K for the year ended December 31, 2004.

                                                                        Servicing
                                                                        Brokerage
                                             Traditional   Mortgage        and          School         All
                                               Banking     Banking      Consulting      Service       Others           Total
                                             ----------   ----------    -----------    ----------   ------------    ------------
                                                                          (Dollars in thousands)
QUARTER ENDED SEPTEMBER 30, 2005:
Revenues from external customers:
    Interest income                          $   21,282   $      264    $        (4)   $      696   $        733    $     22,971
    Noninterest income                            1,263        2,121          3,466           482          2,635           9,967
Intersegment revenues                               278          735            512            --             75           1,600
Segment income (loss) from continuing
    operations before income taxes                4,959         (639)         1,269           139         (1,691)          4,037

QUARTER ENDED SEPTEMBER 30, 2004:
Revenues from external customers:
    Interest income                          $   17,196   $      615    $        14    $      914   $        187    $     18,926
    Noninterest income                            1,645        4,340          2,469           806         17,073          26,333
Intersegment revenues                               497          312            773             3            418           2,003
Segment income (loss) from continuing
   operations before income taxes                 3,965       (3,342)           654            12         10,094          11,383

NINE MONTHS ENDED SEPTEMBER 30, 2005:
Revenues from external customers:
    Interest income                          $   60,973   $      959    $        19    $    2,181   $      1,301    $     65,433
    Noninterest income                            5,347        7,768          7,424         1,335          7,920          29,794
Intersegment revenues                             1,135        1,267          2,054            --            968           5,424
Segment income (loss) from continuing
   operations before income taxes                18,002       (3,137)         2,151           274         (6,832)         10,458

NINE MONTHS ENDED SEPTEMBER 30, 2004:
Revenues from external customers:
    Interest income                          $   47,936   $    2,752    $        86    $    3,052   $        419    $     54,245
    Noninterest income                            9,968       14,752          7,927         2,271         27,307          62,225
Intersegment revenues                             1,969          808          1,817             8          1,295           5,897
Segment income (loss) from continuing
   operations before income taxes                21,026      (10,503)         1,806           188          6,041          18,558


15.  CONTINGENCIES -- LEGAL

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

The legal contingencies of the Company are more fully described in Note 19 to the audited financial statements in the Company's Form 10-K for the year ended December 31, 2004, and Note 15 to the financial statements in the Company's Form 10-Q for the quarter ended June 30, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Matrix Bancorp, Inc. (occasionally referred to in this report, on a consolidated basis, as "us," "we," the "Company" or similar terms) is a unitary thrift holding company that, through our subsidiaries, focuses on traditional banking, trust activities, lending activities, mortgage banking and other fee-based services. Our traditional banking activities include originating and servicing commercial, multi-family, construction and Small Business Administration ("SBA") loans, purchasing and servicing residential and SBA loans, and providing a broad range of depository services. Our trust activities focus primarily on the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. Our mortgage banking activities consist of purchasing and selling residential mortgage loans; offering brokerage, consulting and analytical services to financial services companies and financial institutions, and servicing residential mortgage portfolios for ourselves and investors through a subservicing arrangement. Our other fee-based services and lending activities include providing real estate brokerage services, primarily on foreclosed residential real estate on behalf of unaffiliated financial institutions, and providing outsourced business services to charter schools. We also offer a limited amount of financing to charter schools for the purchase of school sites and equipment.

Our primary operating subsidiaries are: Matrix Capital Bank; Matrix Financial Services Corporation; Matrix Bancorp Trading, Inc.; Sterling Trust Company; First Matrix Investment Services Corp.; ABS School Services, L.L.C, operating as The GEO Group; and MTXC Realty Corp. (formerly known as Matrix Asset Management Corporation).

The principal components of our revenues consist of:

o    net interest income recorded by Matrix Bank, Matrix Financial and ABS;

o brokerage and consulting fees generated by Matrix Bancorp Trading and First Matrix;

o    gains on sales of mortgage loans generated by Matrix Bank and Matrix
     Financial;

o    gain on sales of multi-family and SBA loans and securities at Matrix Bank;

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

DISCONTINUED OPERATIONS -- SALE OF WHOLESALE PRODUCTION PLATFORM

On September 2, 2003, we announced the final closing and substantial completion of the sale by Matrix Financial of substantially all of its assets associated with its wholesale mortgage origination platform. See complete discussion of the sale and impact on continuing and discontinued operations in "Item 1. Business -- Discontinued Operations" and Note 6 of the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 2004. The operations of the production platform, included in income from discontinued operations, net of tax effect totaled approximately $140 thousand for the nine months ended September 30, 2004. There is no income from discontinued operations for the quarter or nine months ended September 30, 2005.

SALE OF MAJORITY INTEREST IN MATRIX ASSET MANAGEMENT CORPORATION

On September 10, 2004, the Company entered into a Contribution and Sale Agreement to sell substantially all of the assets and operations of its real estate disposition and management services business line. After the sale, we retained a 25% interest in the new company, as well as our remaining operations in Matrix Asset Management Corporation, now known as MTXC Realty Corp. The gain on sale of $13.5 million is included in gain on sale of assets for the quarter and nine months ended September 30, 2004. See complete discussion of the sale and impact on continuing operations in "Item 1. Business -- Sale of Majority Interest in Matrix Asset Management Corporation," and Note 3 of the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 2004. The 25% ownership interest retained is accounted for using the equity method of accounting, and the equity earnings reflected in other income for the quarter and nine months ended September 30, 2005 are approximately $10 thousand and $150 thousand, respectively.

SALE OF INTEREST IN MATRIX SETTLEMENT AND CLEARANCE SERVICES, LLC

On November 30, 2004, the Company and certain of its subsidiaries entered into definitive agreements to sell our 45% membership interest in Matrix Settlement and Clearance Services, LLC, as well as substantially all of the assets of the trust operations of Matrix Bank. In consideration for the sale of our 45% membership interest, the Company received approximately 5% of the outstanding common stock of the new company. This portion of the transaction closed December 1, 2004. In consideration of the sale of the assets of the trust operations of Matrix Bank, the Company has received an additional 2% of the outstanding common stock of the new company. This portion of the transaction closed April 30, 2005. A gain on sale for this portion of the transaction of approximately $300 thousand is included as a gain on sale of other assets in noninterest income for the nine months ended September 30, 2005. The total ownership interest retained is accounted for using the cost basis of accounting. See complete discussion of the sale and impact on continuing operations in "Item 1. Business -- Sale of Interest in Matrix Settlement and Clearance Services, LLC," and Note 4 of the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 2004.

SALE OF MATRIX CAPITAL BANK BRANCHES

The Company, through its wholly owned subsidiary Matrix Bank, closed the sale of its two branches in Las Cruces, New Mexico on May 1, 2004. The sale included deposits of the Las Cruces branches that totaled approximately $78.5 million, and loans of approximately $22.8 million, as well as the real estate, equipment and leases associated with the Las Cruces branches. The gain on sale of $5.1 million is included in gain on sale of assets for the nine months ended September 30, 2004.

The Company through its wholly owned subsidiary Matrix Bank, closed the sale of its branch in Sun City, Arizona on November 1, 2004. The sale included deposits of the Sun City branch that totaled approximately $104.0 million, a nominal amount of loans, as well as the real estate, equipment and leases associated with the branch.

See complete discussion of the sale and impact on continuing operations in "Item
1. Business -- Sale of Matrix Capital Bank Branches," and Note 5 of the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 2004.

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

The Company considers the valuation of mortgage servicing rights and loans held for sale to be a critical accounting policy that requires judgments, assumptions and estimates used in the preparation of its consolidated financial statements. See discussion at "Item 1. Business -- Mortgage Servicing Activities" and "Item
7. -- Asset and Liability Management" in the Company's Form 10-K for the year ended December 31, 2004, and see discussion as noted above and in Note 2 of the consolidated financial statements contained in the Company's Form 10-K for the year ended December 31, 2004 for a detail concerning the valuation of mortgage servicing rights and the lower of cost or market valuation of loans held for sale.

The Company also considers the judgments and assumptions concerning litigation as a critical accounting policy. The Company is a defendant in various legal proceedings. Most of these cases involve ordinary and routine claims incidental to our business. For a full description of such proceedings, see "Legal Proceedings" in the Company's Form 10-K for the year ended December 31, 2004 and in the Company's Forms 10-Q for the quarters ended March 31, 2005 and June 30, 2005, respectively. With respect to all pending litigation matters, our ultimate legal responsibility, if any, cannot be estimated with certainty. Based on the ultimate outcome of such proceedings, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to such proceedings.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2005 AND 2004

INCOME FROM CONTINUING OPERATIONS. For the quarter ended September 30, 2005, there was income of $2.9 million, or $0.44 per basic and diluted share as compared to $7.1 million, or $1.09 per basic and $1.07 per diluted share, for the quarter ended September 30, 2004. Our income from continuing operations for the quarter ended September 30, 2004 includes a $13.5 million pre-tax gain on the sale of substantially all of the assets and operations of Matrix Asset Management Corporation as discussed in Note 3 to the consolidated financial statements.

NET INTEREST INCOME. Net interest income before provision for loan and valuation losses increased $940 thousand, or 8.9%, to $11.5 million for the quarter ended September 30, 2005 as compared to $10.6 million for the quarter ended September 30, 2004. Our net interest margin, however, decreased 19 basis points to 2.39% for the quarter ended September 30, 2005 from 2.58% for the quarter ended September 30, 2004. The increase in net interest income before provision for loan and valuation losses was attributable to an overall increase in the Company's average balance of interest-earning assets to $1.93 billion for the quarter ended September 30, 2005 as compared to $1.64 billion for the quarter ended September 30, 2004, and an increase in the yield on those interest-earning assets of 15 basis points to 4.76% for the quarter ended September 30, 2005 as compared to 4.61% for the quarter ended September 30, 2004. The impact of the increase in the average balance of interest-earning assets and the yield on those assets, as discussed above, was offset by a 45 basis point increase in the cost of our interest-bearing liabilities of $1.74 billion to 2.64% for the quarter ended September 30, 2005 as compared to 2.19% for the quarter ended September 30, 2004. The greater increase in our cost of interest-bearing liabilities than the yield on interest-earning assets caused our interest rate spread to decrease to 2.12% for the quarter ended September 30, 2005 from 2.42% for the quarter ended September 30, 2004. The increases in the yields were in response to the changes in the overall interest rate environment. The compression of our interest rate margin is due primarily to the increase in interest rates at the short end of the yield curve. We historically have focused on the acquisition of adjustable rate loans and securities which tend to have lower initial interest rates, which are financed by short term deposits and FHLBank borrowings. As interest rates have increased, the cost of our liabilities has increased, and our assets have repaid more rapidly than anticipated at acquisition. As a result, the Company has been buying more highly rated securities than in the past, acquired at a discount to offset some of the prepayment risk that exists in our single family residential loan portfolio. See further discussion at "Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

PROVISION FOR LOAN AND VALUATION LOSSES. The provision for loan and valuation losses decreased $490 thousand to $50 thousand for the quarter ended September 30, 2005 as compared to $540 thousand for the quarter ended September 30, 2004. The decrease in the provision was due primarily to lower levels of required reserves at Matrix Bank as compared to 2004 as nonperforming assets continue to decline coupled with a higher percentage of the Company's assets being invested in mortgage backed securities. During the quarter ended September 30, 2005, the provision for loan losses was lower than in previous quarters of 2005. The decline was caused primarily by repayments received on loans previously measured for impairment. The cash receipts on these loans reduced the required impairment amounts necessary at September 30, 2005. As a result, in the quarter ended September 30, 2005, there was an approximate $250 thousand reduction in specific valuations related to loans measured for impairment, offset by approximately $300 thousand of provision expense for our general valuation allowance. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "Asset Quality--Nonperforming Assets."

LOAN ADMINISTRATION. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $1.2 million, or 33.6%, to $2.4 million for the quarter ended September 30, 2005 as compared to $3.6 million for the quarter ended September 30, 2004. Loan service fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio decreased to an average balance of $1.94 billion for the quarter ended September 30, 2005 as compared to an average balance of $2.49 billion for the quarter ended September 30, 2004. The decrease was also due to a decrease in the actual service fee rate (including all ancillary income) to 0.45% for the quarter ended September 30, 2005, as compared to 0.54% for the quarter ended September 30, 2004. The Company anticipates loan administration fees to continue to decrease as its servicing portfolio decreases through normal prepayments. Effective December 1, 2004, the servicing functions of Matrix Financial were transferred and are performed by a third-party subservicer which allows us to control our overall cost structure but is not expected to impact loan administration fees.

BROKERAGE FEES. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage loans and mortgage servicing rights and SBA trading fees. Brokerage fees increased by $1.0 million, or 42.5% to $3.4 million for the quarter ended September 30, 2005 as compared to $2.4 million for the quarter ended September 30, 2004. The increase is primarily the result of higher volume of transactions in our whole loan brokerage at Matrix Bancorp Trading due to improved market conditions. The number of transactions is, from quarter to quarter, based on market conditions and overall effectiveness of sales efforts.

TRUST SERVICES. Trust service fees decreased $490 thousand, or 25.2% to $1.4 million for the quarter ended September 30, 2005 as compared to $1.9 million for the quarter ended September 30, 2004. The total of accounts under administration at September 30, 2005 at Sterling Trust is 42,021. At September 30, 2004, accounts under administration included those at Sterling Trust and at Matrix Bank totaling 57,472. Total assets under administration decreased to approximately $3.06 billion at September 30, 2005 from approximately $16.29 billion at September 30, 2004. The decrease is due to the sale of substantially all of the assets of Matrix Bank's trust department in connection with the sale of our interest in Matrix Settlement and Clearance Services, LLC noted in Item 2 above, which sale closed April 30, 2005. Because of this sale, we anticipate that our future trust services revenues will continue to be less when compared to 2004 levels.

REAL ESTATE DISPOSITION SERVICES. Real estate disposition services for the quarter ended September 30, 2005 total $330 thousand, and represents fees earned by MTXC Realty Corp. for real estate brokerage services provided on foreclosed properties owned by third party financial services companies and financial institutions in the Denver metro area. Real estate disposition services income for the quarter ended September 30, 2004 of $2.0 million represented fees earned by Matrix Asset Management Corporation for real estate management and disposition services provided to third party financial services companies. As discussed in Item 2, "Sale of Majority Interest in

Matrix Asset Management Corporation" above, the decrease in revenue of $1.7 million represents the impact of the sale of our majority interest in Matrix Asset Management Corporation. As noted, the sale is expected to cause real estate disposition services revenues to continue to be less in 2005 when compared to 2004 levels.

GAIN ON SALE OF LOANS AND SECURITIES. Gain on sale of loans and securities decreased $1.0 million to $360 thousand for the quarter ended September 30, 2005 as compared to $1.4 million for the quarter ended September 30, 2004. Gains on sale of loans and securities include gains on the sale of repurchased FHA and VA loans which represent delinquent loans purchased out of loan pools on which Matrix Financial acts as servicer, and then re-sells into the secondary market, gains on sale of originated SBA and multi-family loans primarily from the portfolio at Matrix Bank, and gains on the sale of purchased SBA loans and pooled securities at Matrix Bank. Gains on sale of loans can fluctuate significantly from quarter-to-quarter and year-to-year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, and as marketplace conditions dictate, the particular loan portfolios we elect to sell.

GAIN ON SALE OF ASSETS. There is no gain on sale of assets for the quarter ended September 30, 2005. The gain on sale of assets of $13.5 million for the quarter ended September 30, 2004 represents the gain from the sale of substantially all of the assets and operations of Matrix Asset Management Corporation, which sale closed September 1, 2004. See further discussion of these items noted in Item 2. above.

SCHOOL SERVICES. School services income represents fees earned by ABS, operating as The GEO Group, for outsourced business and consulting services provided primarily to charter schools. School services income decreased $330 thousand, or 40.5%, to $480 thousand for the quarter ended September 30, 2005 as compared to $810 thousand for the quarter ended September 30, 2004. The decrease is due to a lower number of school clients served.

OTHER INCOME. Other income, which includes equity in earnings of unconsolidated subsidiaries, income earned on bank owned life insurance, rental income, mortgage servicing net hedging gains and losses and other miscellaneous income items, increased $800 thousand to $1.5 million for the quarter ended September 30, 2005 as compared to $740 thousand for the quarter ended September 30, 2004. The increase is due to a combination of the following -- first, an increase in proceeds from the sale of SBA loan commitments of $260 thousand from SBA activity at Matrix Bank; second, the increase is impacted by a $650 thousand charge during 2004 for deferred issuance costs related to the redemption of trust preferred securities that was not present in 2005; and third, the increase was partially offset by decreased income generated due to the sale of our equity investment in Matrix Settlement and Clearance Services, LLC discussed above which was approximately $450 thousand in the quarter ended September 30, 2004. Remaining fluctuations are based on the nature of the accounts reflected in other income driven primarily by market conditions.

NONINTEREST EXPENSE. Noninterest expense decreased $7.6 million, or 30.4%, to $17.4 million for the quarter ended September 30, 2005 as compared to $25.0 million for the quarter ended September 30, 2004. This decrease was due to certain charges included in 2004, which are not present in the quarter ended September 30, 2005, consisting of approximately $3.0 million of litigation settlement expense at Matrix Bank and $1.3 million reserve for repurchased loans at Matrix Financial. In addition, we experienced decreases in the level of amortization of the mortgage servicing rights asset, an impairment recovery on the mortgage servicing rights asset, and a decrease in the level of compensation and benefits, all offset by an increase in subaccounting fees. The following table details the major components of noninterest expense for the periods indicated:

                                                                   QUARTER ENDED SEPTEMBER 30,
                                                                     2005              2004
                                                                 ------------      ------------
                                                                     (Dollars in thousands)

Compensation and employee benefits                               $      6,153      $      8,203
Amortization of mortgage servicing rights                               2,004             3,615
Occupancy and equipment                                                 1,231             1,530
Postage and communication                                                 307               511
Professional fees                                                         802               892
Mortgage servicing rights subservicing fees                               755                --
Data processing                                                           208               555
Subaccounting fees                                                      3,609             1,933
(Recovery of) impairment on mortgage servicing rights, net               (885)              500
Other general and administrative                                        3,220             7,254
                                                                 ------------      ------------
Total                                                            $     17,404      $     24,993
                                                                 ============      ============

Compensation and employee benefits expense decreased $2.1 million, or 25.0%, to $6.1 million for the quarter ended September 30, 2005 as compared to $8.2 million for the quarter ended September 30, 2004. This decrease was primarily due to decreased salaries and wages associated with reductions in the number of employees, primarily from the sale of our majority interest in Matrix Asset Management Corporation, the sale of Matrix Bank branches and reductions of employees of Matrix Financial whose positions were eliminated with the transfer of servicing to a third party subservicer. Overall, there was a decrease of 197 employees to 306 employees at September 30, 2005, as compared to 503 employees at September 30, 2004.

Amortization of mortgage servicing rights decreased $1.6 million, or 44.6%, to $2.0 million for the quarter ended September 30, 2005 as compared to $3.6 million for the quarter ended September 30, 2004. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The decrease was due to a decrease in the average balance in our mortgage servicing rights portfolio to $1.94 billion for the quarter ended September 30, 2005 as compared to $2.49 billion for the quarter ended September 30, 2004. The prepayment speeds on our servicing portfolio were comparable quarter to quarter, at an average of 26.9% for the quarter ended September 30, 2005 as compared to 26.6% for the quarter ended September 30, 2004. Amortization of mortgage servicing rights is included in expenses of our mortgage banking operating segment, as discussed in Note 14 to the consolidated financial statements in the Company's Form 10-Q for September 30, 2005.

Impairment on mortgage servicing rights reflects a recovery of previous impairment charges of $885 thousand for the quarter ended September 30, 2005 as compared to an impairment charge of $500 thousand for the quarter ended September 30, 2004. The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor, among other things, to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows. Due to changes in the interest rate environment during the quarter, among other factors, we recorded a recovery of the impairment charge against the valuation of the asset. It is not possible to estimate if future impairments or recoveries of those impairments will occur, and further changes in market interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future periods. The impairment or recovery on mortgage servicing rights is included in expenses of our mortgage banking operating segment, as discussed in Note 14 to the consolidated financial statements in the Company's Form 10-Q for September 30, 2005.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, mortgage servicing rights subservicing fees, data processing costs, subaccounting fees and other general and administrative expenses, decreased $2.5 million, or 20.1%, to $10.1 million for the quarter ended September 30, 2005 as compared to $12.7 million for the quarter ended September 30, 2004. The decrease was due to primarily to specific items in other general and administrative expenses incurred in 2004 that were not present in 2005 of approximately $4.3 million, including a $3.0 million litigation settlement expense at Matrix Bank and $1.3 million reserve for repurchased loans at Matrix Financial, offset by an increase of

$1.7 million in the levels of subaccounting fees at Matrix Bank due to increases in the levels of institutional deposits held on which subaccounting services are incurred and the level of fees, which generally move with changes in the targeted Fed Funds rate, and a charge of approximately $400 thousand in lease termination costs associated with the relocation of the offices of Matrix Financial in Phoenix, Arizona.

INCOME TAXES. Provision for income taxes is $1.1 million for the quarter ended September 30, 2005 as compared to $4.3 million for the quarter ended September 30, 2004. Our effective tax rate is 27.3% for the quarter ended September 30, 2005. The effective tax rate is affected by the level of tax-exempt income at ABS and Matrix Bank in proportion to the level of net income from continuing operations, as well as utilization of tax credits generated by a subsidiary of Matrix Bank. The net tax-exempt income was approximately $620 thousand for the quarter ended September 30, 2005.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

INCOME FROM CONTINUING OPERATIONS. For the nine months ended September 30, 2005, there is income from continuing operations of $7.6 million, or $1.14 per basic share and $1.13 per diluted share, as compared to $12.1 million, or $1.86 per basic share and $1.83 per diluted share for the nine months ended September 30, 2004. During the nine months ended September 30, 2004, we recognized gains on the sales of substantially all of the assets of Matrix Asset Management Corporation and the sale of the Las Cruces, New Mexico branch of Matrix Bank.

NET INTEREST INCOME. Net interest income before provision for loan and valuation losses increased $3.2 million, or 10.1% to $34.4 million for the nine months ended September 30, 2005 as compared to $31.2 million for the nine months ended September 30, 2004. The factors which impact net interest income are as follows: our average interest-earning assets were $1.82 billion for the nine months ended September 30, 2005 as compared to $1.55 billion for the nine months ended September 30, 2004. The increase in net interest income was impacted as well by an increase in the average yield on the average net interest-earning assets to 4.79% for the nine months ended September 30, 2005 as compared to 4.67% for nine months ended September 30, 2004. The Company's average interest-bearing liabilities also increased to $1.64 billion for the nine months ended September 30, 2005 as compared to $1.43 billion for the nine months ended September 30, 2004. Additionally, this increase was impacted by an increase in the average cost of interest-bearing liabilities to 2.52% for the nine months ended September 30, 2005, as compared to 2.14% for the nine months ended September 30, 2004. Both the increase in the yield on interest-earning assets and the cost of the interest-bearing liabilities are attributable to the increasing interest rate environment. The impact of these factors caused the Company's net interest margin to decrease to 2.52% for the nine months ended September 30, 2005 as compared to 2.69% for the nine months ended September 30, 2004, and caused the interest rate spread to decrease to 2.27% for the nine months ended September 30, 2005 as compared to 2.52% for the nine months ended September 30, 2004. For additional discussion concerning increases in our average interest-earning assets and decreases in our cost of interest-bearing liabilities, see "Comparison of Results of Operations for the Quarters Ended September 30, 2005 and 2004 -- Net Interest Income." For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see "Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes."

PROVISION FOR LOAN AND VALUATION LOSSES. Provision for loan and valuation losses decreased $1.1 million, or 46.1%, to $1.2 million for the nine months ended September 30, 2005 as compared to $2.3 million for the nine months ended September 30, 2004. The decrease was primarily attributable to lower levels of reserves recorded at Matrix Bank and Matrix Financial as a result of improvements in nonperforming assets at each entity, as well as a higher amount of mortgage backed securities. For a discussion of the Company's allowance for loan losses as it relates to nonperforming assets, see "Asset Quality -- Nonperforming Assets."

LOAN ADMINISTRATION. Loan administration fees decreased $4.0 million, or 33.9%, to $7.9 million for the nine months ended September 30, 2005 as compared to $11.9 million for the nine months ended September 30, 2004. Loan administration fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage servicing portfolio decreased to an average balance of $2.08 billion for the nine months ended September 30, 2005 as compared to an average balance of $2.77 billion for the nine months ended September 30, 2004. The actual service fee rate (including all ancillary income) decreased to 0.47% for the nine months ended September 30, 2005 as compared to 0.55% for the nine months ended September 30, 2004.

BROKERAGE FEES. Brokerage fees decreased $120 thousand to $7.8 million for the nine months ended September 30, 2005 as compared to $7.9 million for the nine months ended September 30, 2004. Brokerage fees vary from quarter to quarter and year-to-year, as the timing of loan and servicing sales and SBA pooling activities is dependent upon, among other things, prevailing market conditions. Decreases are primarily the result of lower volume of activity at First Matrix in the acquisition, pooling and selling of SBA loans and securities. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2005 and 2004 -- Brokerage Fees."

TRUST SERVICES. Trust service fees remained consistent at $5.7 million for the nine months ended September 30, 2005 as compared to $5.8 million for the nine months ended September 30, 2004. The consistency is primarily due to increased revenues generated at Sterling Trust, offset by decreases at Matrix Bank due to the sale of substantially all of the assets of the trust department at Matrix Bank in April 2005. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2005 and 2004 -- Trust Services."

REAL ESTATE DISPOSITION SERVICES. Real estate disposition services income decreased $6.3 million to $1.2 million for the nine months ended September 30, 2005 as compared to $7.5 million for the nine months ended September 30, 2004 due to the sale of our majority interest in Matrix Asset Management Corporation. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2005 and 2004 -- Real Estate Disposition Services."

GAIN ON SALE OF LOANS AND SECURITIES. Gain on sale of loans and securities decreased $2.7 million to $1.6 million for the nine months ended September 30, 2005 as compared to $4.4 million for the nine months ended September 30, 2004. Gain on the sale of loans and securities can fluctuate significantly from quarter-to-quarter and from year-to-year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan and securities portfolios we purchase and the particular loan and securities portfolios we elect to sell. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2005 and 2004 -- Gain on Sale of Loans and Securities."

GAIN ON SALE OF ASSETS. The gain on sale of assets of $300 thousand for the nine months ended September 30, 2005 represents the gain on sale of Matrix Bank's trust department assets and operations as part of the sale of our interest in Matrix Settlement and Clearance Services, LLC which closed April 30, 2005. The gain on sale of assets of $18.6 million for the nine months ended September 30, 2004 represents the gain on sale from the Las Cruces branches of Matrix Bank and the sale of substantially all of the assets and operations of Matrix Asset Management Corporation. See further discussion of these items noted in Item 2. above.

SCHOOL SERVICES. School services income decreased $940 thousand, or 41.4%, to $1.3 million for the nine months ended September 30, 2005 as compared to $2.3 million for the nine months ended September 30, 2004. Decrease is due to a decrease in the number of school clients served. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2005 and 2004 -- School Services."

OTHER INCOME. Other income remained consistent at $3.9 million for the nine months ended September 30, 2005 as compared to $3.9 million for the nine months ended September 30, 2004. The consistency is due to a combination of a decrease in the level of income from unconsolidated subsidiaries due to the sale of our interest in Matrix Settlement and Clearance Services, LLC discussed above, offset by increases in fees earned for the sale of SBA loan commitments at Matrix Bank and hedging losses recognized by Matrix Financial during 2004 that were not present in 2005 due to the removal of our hedge on the mortgage servicing rights asset in 2004. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2005 and 2004 -- Other Income."

NONINTEREST EXPENSE. Noninterest expense decreased $20.1 million, or 27.7%, to $52.5 million for the nine months ended September 30, 2005 as compared to $72.6 million for the nine months ended September 30, 2004. This decrease was primarily due to a decrease in compensation and employee benefits expense due to the headcount reductions in 2004 noted above, a decrease in the level of amortization of our mortgage servicing rights, an increase in the level of recoveries on the impairment on mortgage servicing rights, and a decrease in other general and administrative expenses due to both the divestitures and due to specific charges at Matrix Financial for loan repurchase reserves and receivable write-offs, as well as litigation settlement expense at Matrix Bank during 2004 that were not present in the same levels for the year to date 2005, offset by increases in the levels of subaccounting fees and mortgage rights subservicing fees. The following table details the major components of noninterest expense for the periods indicated:

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                           2005              2004
                                                                       ------------      ------------
                                                                           (Dollars in thousands)
Compensation and employee benefits                                     $     18,889      $     25,950
Amortization of mortgage servicing rights                                     6,130            12,779
Occupancy and equipment                                                       3,789             4,651
Postage and communication                                                     1,053             1,630
Professional fees                                                             2,126             2,535
Mortgage servicing rights subservicing fees                                   2,351                --
Data processing                                                                 744             1,814
Subaccounting fees                                                            9,460             5,479
(Recovery of) impairment on mortgage servicing rights, net                     (830)             (444)
Other general and administrative                                              8,770            18,206
                                                                       ------------      ------------
Total                                                                  $     52,482      $     72,600
                                                                       ============      ============

Compensation and employee benefits decreased $7.1 million, or 27.2%, to $18.9 million for the nine months ended September 30, 2005 as compared to $26.0 million for the nine months ended September 30, 2004. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2005 and 2004--Noninterest Expense."

Amortization of mortgage servicing rights decreased $6.7 million, or 52.0%, to $6.1 million for the nine months ended September 30, 2005 as compared to $12.8 million for the nine months ended September 30, 2004. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The decrease is due to a decrease in the average balance of our mortgage servicing rights to $2.08 billion for the nine months ended September 30, 2005 as compared to $2.77 billion for the nine months ended September 30, 2004, offset slightly by a decrease in prepayment speeds on our servicing portfolio to an average of 23.6% for the nine months ended September 30, 2005 as compared to 28.8% for the nine months ended September 30, 2004. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2005 and 2004--Noninterest Expense."

Recoveries of impairment of mortgage servicing rights increased $400 thousand to a recovery of $830 thousand for the nine months ended September 30, 2005, as compared to a recovery of $440 thousand for the nine months ended September 30, 2004. Please see additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2005 and 2004 -- Noninterest Expense."

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, mortgage rights subservicing fees, data processing costs, subaccounting fees and other general and administrative expenses, decreased $6.0 million, or 17.5%, to $28.3 million for the nine months ended September 30, 2005 as compared to $34.3 million for the nine months ended September 30, 2004. Please see the additional discussion under "Comparison of Results of Operations for the Quarters Ended September 30, 2005 and 2004--Noninterest Expense."

INCOME TAXES. Provision for income taxes is $2.9 million for the nine months ended September 30, 2005 as compared to $6.4 million for the nine months ended September 30, 2004. Our effective tax rate is 27.7% for the nine months ended September 30, 2005. The effective tax rates are affected by the level of tax-exempt income at ABS and Matrix Bank in proportion to the level of net income from continuing operations, and the utilization of tax credits generated by a subsidiary of Matrix Bank.

AVERAGE BALANCE SHEET

The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Average interest rate information for the quarters and nine months ended September 30, 2005 and 2004 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

                                                                            Quarter Ended
                                                                            September 30,
                                            --------------------------------------------------------------------------------------
                                                             2005                                           2004

                                              AVERAGE                       AVERAGE          AVERAGE                    AVERAGE
                                              BALANCE     INTEREST           RATE            BALANCE       INTEREST      RATE
                                            -----------  -----------     -------------     -----------     --------  -------------
ASSETS

Interest-earning assets:
  Loans receivable                          $ 1,450,196  $    17,260              4.76%    $ 1,384,532     $16,414            4.74%
  Securities                                    425,388        5,177              4.87         222,904       2,250            4.04
  Interest-earning deposits                      19,658          154              3.13           3,275           7            0.85
  FHLBank stock                                  33,208          380              4.58          30,354         255            3.36
                                            -----------  -----------     -------------     -----------     -------   -------------
    Total interest-earning assets             1,928,450       22,971              4.76       1,641,065      18,926            4.61

Noninterest-earning assets:
  Cash                                           26,463                                         48,410
  Allowance for loan and valuation losses       (11,045)                                       (10,707)
  Premises and equipment                         17,921                                         21,540
  Other assets                                  101,558                                        154,280
                                            -----------                                    -----------
    Total noninterest-earning assets            134,897                                        213,523

    Total assets                            $ 2,063,347                                    $ 1,854,588
                                            ===========                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Passbook accounts                         $       305  $         1              1.31%    $     1,663           6            1.47%
  Money market and NOW accounts                 939,200        3,169              1.35         676,754       1,184            0.70
  Certificates of deposit                       106,119          993              3.74         176,774       1,491            3.37
  FHLBank borrowings                            599,102        5,482              3.66         546,561       3,313            2.42
  Borrowed money and guaranteed
    preferred beneficial interests               92,615        1,802              7.78         121,084       2,346            7.75
                                            -----------  -----------     -------------     -----------     -------   -------------
    Total interest-bearing liabilities        1,737,341       11,447              2.64       1,522,836       8,340            2.19
                                            -----------  -----------     -------------     -----------     -------   -------------
Noninterest-bearing liabilities:
  Demand deposits (including
    custodial escrow balances)                  211,758                                        231,924
  Other liabilities                              16,375                                         23,871
                                            -----------                                    -----------
    Total noninterest-bearing liabilities       228,133                                        255,795
Shareholders' equity                             97,873                                         75,957
                                            -----------                                    -----------
Total liabilities and shareholders'
   Equity                                   $ 2,063,347                                    $ 1,854,588
                                            ===========                                    ===========
Net interest income before provision
   for loan and valuation losses                         $    11,524                                       $10,586
                                                         ===========                                       =======
Interest rate spread                                                              2.12%                                       2.42%
                                                                         =============                               =============
Net interest margin                                                               2.39%                                       2.58%
                                                                         =============                               =============
Ratio of average interest-earning assets
   to average interest-bearing liabilities                                       111.0%                                     107.77%
                                                                         =============                               =============




                                                                       Nine Months Ended
                                                                         September 30,
                                             ---------------------------------------------------------------------------------
                                                            2005                                      2004

                                              AVERAGE                  AVERAGE         AVERAGE                      AVERAGE
                                              BALANCE     INTEREST      RATE           BALANCE      INTEREST          RATE
                                             ----------   --------  -------------    ----------   -----------    -------------
Assets

Interest-earning assets:
  Loans receivable                           $1,421,154   $50,952            4.78%   $1,351,524   $    48,315             4.77%
  Securities                                    358,323    13,191            4.91       165,337         5,206             4.20
  Interest-earning deposits                       9,208       188            2.72         3,042            15             0.66
  FHLBank stock                                  33,416     1,102            4.40        30,028           709             3.15
                                             ----------   -------   -------------    ----------   -----------    -------------
    Total interest-earning assets             1,822,101    65,433            4.79     1,549,931        54,245             4.67

Noninterest-earning assets:
  Cash                                           40,751                                  53,255
  Allowance for loan and valuation losses       (11,242)                                (10,409)
  Premises and equipment                         18,366                                  23,037
  Other assets                                  104,374                                 151,934
                                             ----------                              ----------
    Total noninterest-earning assets            152,249                                 217,817

    Total assets                             $1,974,350                              $1,767,748
                                             ==========                              ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Passbook accounts                          $      414   $     4            1.29%   $    3,570            35             1.31%
  Money market and NOW accounts                 848,100     7,936            1.25       647,504         3,262             0.67
  Certificates of deposit                       138,357     3,431            3.31       177,720         4,388             3.29
  FHLBank borrowings                            562,316    14,262            3.38       481,596         8,489             2.35
  Borrowed money and guaranteed
    preferred beneficial interests               92,221     5,419            7.83       121,462         6,850             7.52
                                             ----------   -------   -------------    ----------   -----------    -------------
    Total interest-bearing liabilities        1,641,408    31,052            2.52     1,431,852        23,024             2.14
                                             ----------   -------   -------------    ----------   -----------    -------------
Noninterest-bearing liabilities:
  Demand deposits (including
    custodial escrow balances)                  220,791                                 240,283
  Other liabilities                              16,526                                  22,620
                                             ----------                              ----------
    Total noninterest-bearing liabilities       237,317                                 262,903
Shareholders' equity                             95,625                                  72,993
                                             ----------                              ----------
Total liabilities and shareholders'
   Equity                                    $1,974,350                              $1,767,748
                                             ==========                              ==========
Net interest income before provision
   for loan and valuation losses                          $34,381                                 $    31,221
                                                          =======                                 ===========
Interest rate spread                                                         2.27%                                        2.52%
                                                                    =============                                =============
Net interest margin                                                          2.52%                                        2.69%
                                                                    =============                                =============
Ratio of average interest-earning assets
   to average interest-bearing liabilities                                 111.01%                                      108.25%
                                                                    =============                                =============

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

                                                   QUARTER ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                                         2005 VS. 2004                            2005 VS. 2004
                                             --------------------------------------    --------------------------------------
                                              Increase (Decrease) Due to Change in      Increase (Decrease) Due to Change in
                                             --------------------------------------    --------------------------------------
                                               Volume         Rate         Total         Volume         Rate          Total
                                             ----------    ----------    ----------    ----------    ----------    ----------
                                                      (Dollars in thousands)                   (Dollars in thousands)
Interest-earning assets:
  Loans receivable                           $      784    $       62    $      846    $    2,499    $      138    $    2,637
  Securities                                      2,385           542         2,927         6,972         1,013         7,985
  Interest-earning deposits                          95            52           147            67           106           173
  FHLBank stock                                      26            99           125            87           306           393
                                             ----------    ----------    ----------    ----------    ----------    ----------
     Total interest-earning assets                3,290           755         4,045         9,625         1,563        11,188
                                             ----------    ----------    ----------    ----------    ----------    ----------
Interest-bearing liabilities:
  Passbook accounts                                  (4)           (1)           (5)          (31)           --           (31)
  Money market and NOW accounts                     584         1,401         1,985         1,237         3,437         4,674
  Certificates of deposit                          (646)          148          (498)         (981)           24          (957)
  FHLBank borrowings                                344         1,825         2,169         1,598         4,175         5,773
  Borrowed money and guaranteed
    preferred beneficial interests                 (553)            9          (544)       (1,704)          273        (1,431)
                                             ----------    ----------    ----------    ----------    ----------    ----------
     Total interest-bearing liabilities            (275)        3,382         3,107           119         7,909         8,028
                                             ----------    ----------    ----------    ----------    ----------    ----------
Change in net interest income before
   provision for loan and valuation losses   $    3,565    $   (2,627)   $      938    $    9,506    $   (6,346)   $    3,160
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

                                                         SEPTEMBER 30,         DECEMBER 31,        SEPTEMBER 30,
                                                             2005                 2004                 2004
                                                        ---------------      ---------------      ---------------
                                                                         (Dollars in thousands)
Nonaccrual residential mortgage loans                   $         8,842      $        12,157      $        10,651
Nonaccrual commercial real estate, commercial
   loans and school financing                                     9,789               19,148               19,607
Nonaccrual consumer loans                                            10                   40                   31
                                                        ---------------      ---------------      ---------------
Total nonperforming loans                                        18,641               31,345               30,289
Foreclosed real estate                                            3,482                2,955                4,810
                                                        ---------------      ---------------      ---------------
Total nonperforming assets                              $        22,123      $        34,300      $        35,099
                                                        ===============      ===============      ===============

Total nonperforming loans to total loans                           1.35%                2.27%                2.12%
                                                        ===============      ===============      ===============

Total nonperforming assets to total assets                         1.09%                1.82%                1.87%
                                                        ===============      ===============      ===============

Ratio of allowance for loan and valuation losses to
  total nonperforming loans                                       58.23%               35.64%               36.13%
                                                        ===============      ===============      ===============

We accrue interest on government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the interest on these loans is generally insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $10.3 million, $18.1 million and $13.5 million at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

Nonaccrual residential mortgage loans as a percentage of total loans were 0.65% at September 30, 2005, 0.89% at December 31, 2004, and 0.75% at September 30, 2004. The nonaccrual residential mortgage loans decreased approximately $3.3 million in the nine months ended September 30, 2005 as compared to December 31, 2004. This decrease is due to higher levels of payoffs, refinancing of borrower debt due to the interest rate environment and the sale of under-performing loans by Matrix Financial in the second quarter of 2005.

The nonaccrual commercial loans and school financing at September 30, 2005 decreased as compared to December 31, 2004. Nonaccrual commercial loans and school financing are discussed further below.

With regard to our school financing, a majority of our origination of tax-exempt financing for charter schools is for the purchase of real estate and equipment. The balance of these loans in nonaccrual status decreased to $270 thousand at September 30, 2005 as compared to $5.6 million at December 31, 2004. Based on current information, we believe that reserves are sufficient for any potential losses. However, no assurances can be made that further reserves will not be necessary. The decrease was due to the disposition of one of the previously held nonaccrual loans and putting another previously held nonaccrual loan back in accrual status based on the loan's performance during the first and third quarters of 2005. See further discussion of the nonaccrual school financing loans in "Item 7. -- Asset and Liability Management-Nonperforming Assets" in the Company's Form 10-K for the year ended December 31, 2004.

With regard to the nonaccrual commercial loans, the balance of these loans in nonaccrual status decreased to $9.5 million at September 30, 2005 as compared to $13.6 million at December 31, 2004. Based on current information, we believe that there are sufficient reserves for any potential loss. However, no assurances can be made that further reserves will not be necessary. The decrease is due to repayments, reinstatements and foreclosures primarily in the SBA portfolio during the nine month period ended September 30, 2005 resulting in an overall improvement in our non-performing ratios. See further discussion of the nonaccrual commercial loans in "Item 7. -- Asset and Liability Management-Nonperforming Assets" in the Company's Form 10-K for the year ended December 31, 2004.

The percentage of the allowance for loan losses to nonaccrual loans varies due to the nature of our portfolio of loans. We analyze the allowance for loan losses related to the nonaccrual loans by loan type, historical loss experience and loans measured for impairment. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for loan and valuation losses. See "--Comparison of Results of Operations for the Quarters Ended September 30, 2005 and 2004."

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company's liquidity. Historically, the majority of the dividend payments have been made by Matrix Bank under the dividend policy approved by Matrix Bank of 75% of the consolidated cumulative earnings of Matrix Bank. Due to the divestures that the Company undertook in 2003 and 2004, plus the positive operating results of the non-bank operating subsidiaries, the Company has not required a dividend from Matrix Bank since the second quarter of 2003. Based on current liquidity at the Company, including the unused line of credit of $12.0 million with a third party institution secured by Matrix Bank stock, the Company does not anticipate the need for a dividend from Matrix Bank in the next several quarters. However, if the Company is unable to prudently leverage the capital at Matrix Bank in a safe and sound manner, or if the liquidity needs of the Company change, it is contemplated that a dividend policy of 75% of Matrix Bank's earnings will be reconstituted.

Matrix Bank's liquidity needs are expected to be met primarily through borrowings from the FHLBank, as well as institutional deposits and custodial escrow deposits held at Matrix Bank. Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. At September 30, 2005, Matrix Bank had overnight and term borrowings of $575.0 million from the FHLBank of Topeka and Dallas. Matrix Bank also utilizes brokered deposits as a source of liquidity. The balance of brokered deposits at September 30, 2005 was $68.1 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur.

Matrix Bank, a well-capitalized institution, had a leverage capital ratio of 6.36% at September 30, 2005. This exceeded the well-capitalized leverage capital requirement of 5.0% of adjusted assets by $26.9 million. Matrix Bank's risk-based capital ratio was 13.54% at September 30, 2005, which currently exceeds the well capitalized risk-based capital requirement of 10.0% of risk-weighted assets by $34.5 million.

ABS' principal source of funding for school financings are internal capital, sales of loans to third party institutions and a partnership trust with an unaffiliated financial institutions. The original partnership trust expired September 30, 2005 and was replaced with a new partnership trust at that time. Amounts available to be sold and amounts to be financed are at the purchaser's and lender's sole discretion. The trust facility currently outstanding has a balance of approximately $17.0 million and matures in September 2008. We do not anticipate significantly increasing our current loan portfolio.

Under a purchase and sale agreement, ABS has sold school financings to an unaffiliated financial institution, with full recourse to ABS. ABS services the school financings on a scheduled/scheduled remittance and in the case of a loss or default, upon the liquidation of the underlying collateral, ABS is required to reimburse the unaffiliated financial institution for any shortfall. Due to the control the unaffiliated financial institution has over the school financing, the transaction was accounted for as a sale. The recourse provisions were considered by us at the time of the sale. No gain or loss was booked at the sale date as the loans were sold at their carrying value. The total balance of the school financings sold with recourse is $5.6 million at September 30, 2005.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES AND OFF-BALANCE SHEET ARRANGEMENTS

During the quarter ended September 30, 2005, there were no material changes outside of the normal course of business to the quantitative and qualitative disclosures about contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements previously reported in the Annual Report contained in the Company's Form 10-K for the year ended December 31, 2004. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements" in the Company's Form 10-K for the year ended December 31, 2004 for a detailed discussion.

See Notes 11 and 12 to the Consolidated Financial Statements herein for detail on the balances of deposit liabilities and FHLBank borrowings as of September 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the quarter and nine months ended September 30, 2005, there were no material changes to the quantitative and qualitative disclosures about market risk presented in the Annual Report contained in the Company's Form 10-K for the year ended December 31, 2004. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset and Liability Management - Risk Sensitive Assets and Liabilities" and Item 1. "Business Mortgage Servicing Activities -- Hedging of Servicing Rights" in the Company's Form 10-K for the year ended December 31, 2004 for a detailed discussion. In addition, see Item 2. "Comparison of Results of Operations for the Quarters Ended September 30, 2005 and 2004 - Net Interest Income" herein for additional discussion.

ITEM 4. CONTROLS AND PROCEDURES

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(b) of the Securities Exchange Act of 1934. As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Co-Chief Executive Officers and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2005 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended September 30, 2005, there were no material changes to the information previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and updated in the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, respectively. See Item 3. "Legal Proceedings" in the Company's Form 10-K for the year ended December 31, 2004, as well as Item 1. "Legal Proceedings" in the Company's Form 10-Q for the quarter ended June 30, 2005, for a detailed discussion.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2005, there were no material changes to the information previously reported in the Annual Report contained in the Company's Form 10-K for the year ended December 31, 2004. See Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in the Company's Form 10-K for the year ended December 31, 2004 for a detailed discussion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2005, no items were submitted to a vote of security holders.

ITEM 6. EXHIBITS

(a)  Exhibits

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



                                                 MATRIX BANCORP, INC.



Dated:  November 7, 2005                         /s/ D. Mark Spencer
        ------------------------------           -------------------------------
                                                 D. Mark Spencer
                                                 President and
                                                 Co-Chief Executive Officer
                                                 (Principal Executive Officer)


Dated:  November 7, 2005                         /s/ Richard V. Schmitz
        ------------------------------           -------------------------------
                                                 Richard V. Schmitz
                                                 Co-Chief Executive Officer


Dated:  November 7, 2005                         /s/ David W. Kloos
        ------------------------------           -------------------------------
                                                 David W. Kloos
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Accounting and
                                                 Financial Officer)

                               INDEX TO EXHIBITS

Exhibit
Number      Description
--------    --------------------------------------------------------------------
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