Form 10-K
period 2005-12-31
MATRIX BANCORP INC
filed 2006-03-15
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission file number: 0-21231

MATRIX BANCORP, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1233716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 17th Street, Suite 2100, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 595-9898

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share
Preferred Share Purchase Rights
(Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes [ ] No [ Ö ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ Ö ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):.
Large accelerated filer [ ]   Accelerated filer [ ]  Non-accelerated filer [ Ö ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). . Yes [ ] No [ Ö ]

As of March 8, 2006, 7,556,573 shares of common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price of such stock on the NASDAQ National Market on June 30, 2005 was $77,788,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held June 15, 2006 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Matrix Bancorp, Inc.

General. Matrix Bancorp, Inc. (occasionally referred to in this document, on a consolidated basis, as “us,” “we,” the “Company” or similar terms) is a unitary thrift holding company that, through our subsidiaries, provides diversified financial services. While the Company has historically focused on wholesale banking, direct lending, trust activities, mortgage servicing and other fee-based services, we have recently announced our intention to redirect our focus to community banking, as discussed below.

Matrix Bancorp, Inc. was incorporated in Colorado in June 1993 and was formerly called “Matrix Capital Corporation.” The trading symbol for our common stock on the NASDAQ Global Market is “MTXC.”

Private Placement and Tender Offer

On December 9, 2005, the Company completed a private offering of 5,120,000 shares of common stock, $0.0001 par value per share. The shares of our common stock were sold at a per share price of $19.00, except shares sold to an affiliate of our placement agent, which purchased shares at the offering price less the placement agent fee, or $17.67 per share. In the private offering, we raised an aggregate of $97.0 million, less a placement agent fee and certain other costs of the offering charged against the proceeds which totaled $10.0 million. The net funds raised in the private placement were used to conduct an issuer tender offer to purchase shares of our common stock at $19.00 per share. On January 23, 2006, the Company completed the tender offer, where 4,184,277 common shares were tendered at the offering price of $19.00, or $79.5 million. Subsequent to the completion of the issuer tender offer, we have 7,556,573 shares of common stock outstanding. The purpose of the issuer tender offer was to reduce the insider ownership and ultimately increase the market float of our common stock. In addition to the costs of the offering noted, we also incurred expenses for severance, option buy-outs and other compensation related costs totaling approximately $7.9 million.

Concurrently with the completion of the private offering, our former Co-Chief Executive Officers resigned from the Company, and our new executive management team was appointed by our Board of Directors. The Company has added Guy A. Gibson as our Chairman, Scot T. Wetzel as our President and Chief Executive Officer, William D. Snider as our Vice Chairman of Matrix Capital Bank, and Michael J. McCloskey as our Chief Operating Officer. The executive management team has significant community banking expertise and extensive knowledge of, and relationships in, the Colorado Front Range market. Under the direction of this executive management team, the Company intends to implement our new business strategy, including developing a branch network within such market and building a balance sheet of traditional loan and deposit products. As part of the transition, our Chief Financial Officer, David W. Kloos, and our General Counsel, T. Allen McConnell, entered into six-month employment agreements which expire June 30, 2006, at which time they will resign.

New Business Strategy and Name Change

Under the direction of our new executive management team, we intend to utilize our existing infrastructure and reporting and accounting systems, as well as the income and equity generated from our wholesale banking operations, to fund the expansion into community branch banking. We intend to serve the needs of small to medium sized businesses and individuals in the Colorado Front Range market. Our objective is to increase shareholder and franchise value by expanding our community banking and lending activities through the recruitment of experienced community bankers who are knowledgeable and well-known in the Colorado Front Range market, the development of a branch network within such market, and the building of a balance sheet consisting of traditional originated loan and deposit products. In addition, management will focus on building a brand name, maintaining strong asset quality through stringent underwriting standards, limiting interest rate risk through the origination of shorter-term and adjustable rate assets, and exploring other means to enhance shareholder value. Other shorter-term initiatives may include marketing and selling in a sale-leaseback transaction our office building in downtown Denver where our headquarters are located, utilization of the balance of New Market Tax Credits awarded to us in 2004, exercise of our option to sell our remaining 25% interest in Matrix Asset Management, LLC and continued streamlining of our non-banking subsidiaries. No assurance can be made that any of these shorter-term initiatives will occur or that they will occur within the timeframes contemplated by our management team. Additionally, management will continue to evaluate our business operations and performance and may sell other business lines, operations or assets if they believe that such sales are in our best interests or would enhance shareholder value.

The Company announced on January 31, 2006 that we have proposed a new brand name for the Company and our various subsidiaries. The proposed name of the Company will be “United Western Bancorp, Inc.”, and the proposed name of Matrix Capital Bank will be “United Western Bank”. Matrix Bancorp expects to submit the proposed name change to “United Western Bancorp, Inc.” for approval at the annual meeting of shareholders.

The Subsidiaries

Our core business operations are conducted through the operating subsidiaries described below.

Matrix Capital Bank. With its current branch and headquarter offices in downtown Denver, Colorado, Matrix Capital Bank or Matrix Bank, serves local and regional communities by providing a broad range of personal and business depository services, offering residential loans, multifamily and commercial real estate loans, including SBA loans. Please see discussion in “New Business Strategy and Name Change” above for a discussion of our plans to expand of the footprint of Matrix Bank during 2006, including the focus on the expansion of our community banking franchise.

In 2002, Matrix Bank relocated its domicile from Las Cruces, New Mexico to Denver, Colorado where it offers all of its existing banking services in the Denver market. In connection with the relocation, a subsidiary of Matrix Bank, Matrix Tower Holdings, LLC, purchased a high rise building in downtown Denver, Colorado in June 2002, named Matrix Financial Center. In addition to Matrix Bank, the Company and several of its subsidiaries have their headquarter office space in Matrix Financial Center.

Matrix Bank holds the noninterest-bearing custodial escrow deposits related to the residential mortgage loan portfolio serviced by Matrix Financial Services Corporation, the interest-bearing NOW and money market accounts administered by Sterling Trust Company and the deposits resulting from transactions in which Matrix Bank acts as the clearing bank for clients of a former joint venture partner, Matrix Settlement and Clearance Services, LLC. These deposits, as well as other institutional and traditional deposits and borrowings from the Federal Home Loan Bank, are used primarily to fund purchases of mortgage backed securities and bulk purchases of residential mortgage loan portfolios throughout the United States, a portion of which are serviced for Matrix Bank by Matrix Financial Services Corporation. As of December 31, 2005, Matrix Bank had total assets of $2.03 billion.

Matrix Bank and several of our other subsidiaries have significant experience in purchasing mortgage loans, originating multifamily and other loans secured by real estate, including Small Business Administration loans, have familiarity with real estate markets throughout the United States and have traditionally had access to low-cost deposits. We believe the resulting knowledge and activities permit Matrix Bank to manage its funding and capital position in a way that enhances its performance.

Over the next several years, through the efforts of the Board of Directors, executive management and our employees, Matrix Bank expects to become a more traditional community bank. We plan to develop a service-oriented, responsive, energetic, business bank that serves the community in which we work and live. Our focus, which has historically been transactional and institutional, will change and emphasize community banking relationships in the Colorado Front Range market. We will open new branches of Matrix Bank, commencing in 2006 and will continue to open branches approximately every six months until we have opened a planned five branches. We will utilize our existing infrastructure, which includes our capital, operational, accounting and reporting systems to fund our expansion into community branch banking. See further discussion at “New Business Strategy and Name Change” above.

Matrix Financial Services Corporation. Matrix Financial Services Corporation or Matrix Financial, which is a wholly owned subsidiary of Matrix Bank, services, through a third party subservicer, acquired mortgage servicing rights on a nationwide basis through purchases in the secondary market and retention of originated mortgage servicing rights. As of December 31, 2005, Matrix Financial was responsible for servicing approximately 29,500 borrower accounts representing $1.72 billion in principal balances. As a servicer of mortgage loans, Matrix Financial generally is required to establish custodial escrow accounts for the deposit of borrowers’ payments. These custodial accounts are maintained at Matrix Bank. At December 31, 2005, the custodial escrow accounts related to our servicing portfolio maintained at Matrix Bank were $34.3 million. Currently, there are no plans to expand the operations of Matrix Financial.

Sterling Trust Company. Sterling Trust Company or Sterling Trust, headquartered in Waco, Texas, was incorporated in 1984 as a Texas non-bank trust company specializing in the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. As of December 31, 2005, Sterling Trust administered approximately 43,500 accounts, with assets under administration of approximately $3.08 billion. As of December 31, 2005, approximately $290 million of the $3.08 billion represented deposits held at Matrix Bank.

Matrix Bancorp Trading, Inc.  Matrix Bancorp Trading, Inc. or Matrix Bancorp Trading,, provides brokerage and consulting services to financial institutions and financial services companies in the mortgage banking industry. These services include:

•	the brokering, acquisition and analysis of loans;
•	the brokering, analysis and sales of residential mortgage loan servicing rights;
•	mortgage loan servicing portfolio valuations, which include the “mark-to-market” valuation and analysis required under Statements of Financial Accounting Standards No. 140; and
•	to a lesser extent, consultation and brokerage services in connection with mergers and acquisitions of mortgage banking entities.

Matrix Bancorp Trading’s volume of brokerage activity and the expertise of its analytics department gives us access to a wide array of information related to the mortgage banking industry, including emerging market trends, prevailing market prices, pending regulatory changes and changes in levels of supply and demand. Consequently, we are often able to identify certain types of mortgage loans and mortgage backed investments that are well suited to our investment objectives and unique corporate structure.

First Matrix Investment Services Corp. First Matrix Investment Services Corp. or First Matrix, is registered with the National Association of Securities Dealers (“NASD”) as a fully disclosed broker-dealer, with its headquarters in Denver, Colorado and a branch office in Memphis, Tennessee. First Matrix focuses on the acquisition, brokering, securitization and sale of SBA loans and loan pools and interest only strips associated with the SBA loans and loan pools. SBA loans are acquired by Matrix Bank through the brokerage activities of First Matrix.

ABS School Services, LLC ABS School Services, LLC or ABS provides outsourced business services to charter schools, and operates under the name “The GEO Group”. Additionally, ABS has a financing division, which offers a very limited amount of financing to charter schools for the purchase of school sites and equipment.

Please see Note 24 to the consolidated financial statements for further financial information about our segments.

Lending Activities

Purchase and Sale of Bulk Loan Portfolios. The majority of our assets consist of residential mortgage loans that we generally acquire through bulk acquisitions in the secondary market through Matrix Bank.

Approximately 71.6% of the single-family residential mortgage loans that Matrix Bank owns at December 31, 2005 are classified as held for sale. This accounting classification requires Matrix Bank to carry loans classified as held for sale at the lower of aggregate cost or market value. The purchased loan portfolios primarily consist of adjustable rate mortgage loans. Although Matrix Bank reviews many loan portfolios for prospective acquisition, it focuses on acquiring first lien priority loans secured primarily by 1-to-4 single-family residential properties. To the extent that adjustable rate loans are available, Matrix Bank generally targets adjustable over fixed rate portfolios. Due to the accounting treatment required, we believe that the focus on adjustable rate loans generally reduces the effect of changing interest rates on the portfolio’s market value. During the year ended December 31, 2005, at Matrix Bank and Matrix Financial we purchased approximately $431.3 million of mortgage loans. Under the new community banking strategy, it is anticipated that there will be less emphasis on the acquisition of bulk loan portfolios, and greater emphasis on the acquisitions of mortgage backed securities. To the extent that loans are acquired, it is anticipated that the acquisitions will be accounted for as held to maturity loans, as prospectively we plan to sell fewer loan portfolios.

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

Matrix Bank performs due diligence on each mortgage loan portfolio that it desires to purchase. These procedures consist of analyzing all or, in some instances, a representative sample of the mortgage loans in the portfolio and are typically performed by Matrix Bank employees, but occasionally are outsourced to third party contractors. The underwriter takes into account many factors and statistics in analyzing the mortgage loans in the subject portfolio, including: the general economic conditions in the geographic area or areas in which the underlying residential properties are located; the loan-to-value ratios and quality of the valuations on the underlying loan collateral; the payment histories of the borrowers, as well as their income and credit worthiness. In addition, the underwriter attempts to verify that each sample loan conforms to the standards for loan documentation set by the secondary market for investment grade mortgages. In cases where a significant portion of the sample loans contain nonconforming documentation, Matrix Bank assesses the additional risk involved in purchasing the loans. This process helps Matrix Bank determine whether the mortgage loan portfolio meets its investment criteria and, if it does, the range of pricing that is appropriate.

During 2005, Matrix Bank acquired a greater percentage of highly rated mortgage backed securities and thus a lesser percentage of whole loans than we had historically. The strategy of acquiring securities in lieu of bulk loan portfolios is in response to the current interest rate environment which, in the opinion of management, has allowed us to acquire securities with comparable risk adjusted yields as available by acquiring bulk loan portfolios. See further discussion at Item 7. - “Liquidity and Capital Resources.”

Retail Originations. Matrix Bank’s lending office in downtown Denver, Colorado primarily originates SBA loans and multifamily loans on a national basis, and residential construction loans and commercial loans generally in the Colorado market place.

Sale of Originated Loans. Matrix Bank sells in the secondary market certain of the SBA loans and multifamily loans it originates. During the year ended December 31, 2005, we sold approximately $68.6 million of 1-4 family (principally related to FHA loans purchased from our servicing portfolio) and originated SBA loans. The sale of originated loans may generate a gain or loss for us. Gains or losses result primarily from two factors. First we may make a loan to a borrower at a rate resulting in a price that is higher or lower than we would receive if we had immediately sold the loan in the secondary market. These price differences occur primarily as a result of competitive pricing conditions in the market place. Second, gains or losses may result from changes in interest rates that consequently change the market value of our loans originated for sale.

Prior to the sale of the New Mexico branches of Matrix Bank in 2004, we generally sold all of the residential mortgage loans that we originated. Prior to the sale of the branches and the 2003 sale of the production platform at Matrix Financial, we sold under programs established with Fannie Mae, Freddie Mac and Ginnie Mae, conforming conventional and government loans on a cash basis or pooled and exchanged for securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, and then sold those securities to national or regional broker-dealers. Mortgage loans sold to Fannie Mae, Freddie Mac or Ginnie Mae were sold on a nonrecourse basis, with standard representations and warranties. We also sold nonconforming and conforming residential mortgage loans on a nonrecourse basis to other secondary market investors. Nonconforming loans are typically first lien mortgage loans that do not meet all of the agencies’ underwriting guidelines, and are originated instead for other institutional investors with whom we have previously negotiated purchase commitments and for which we occasionally paid a fee.

In connection with our residential mortgage loan originations and sales, we make customary representations and warranties. Due to our recent experience and due to the increased originations activity that occurred in 2001 through the sale of the production platform in 2003, we have experienced an increase in loan repurchases. The Company has established a reserve for anticipated losses related to our customary representations and warranties. There can be no assurance that the current level of reserves that are based on estimates will be sufficient to cover future losses related to the customary representations and warranties claims made.

Commercial and Other Lending. Under our new community banking strategy discussed above, we expect to expand our commercial lending activities in the Colorado Front Range market. Historically, we sought to diversify and enhance the yield of our loan portfolio by originating multifamily and commercial loans and by offering a full range of lending products to our customers. The Company offers a variety of commercial loan products, including: single-family construction loans; commercial real estate loans; business and SBA loans; and a very limited amount of financing to charter schools for the purchase of real estate and equipment. Matrix Bank’s loan production office in downtown Denver, Colorado principally originates single-family construction, multifamily and commercial real estate loans.

Matrix Bank’s small business lending division, headquartered in Denver, Colorado, offers the following loan products: SBA 7A loans; first trust deed loans through the 504 program; and Business and Industry Guaranteed Loans offered through the United States Department of Agriculture, as well as certain secondary market qualified conventional lending. Matrix Bank has been a SBA Preferred lender in the Colorado market area since 1999, and was awarded expansion of that delegation into New Mexico, Utah, Arizona, Oregon, Washington, Idaho and Texas. Preferred lender status allows Matrix Bank delegated authority to approve SBA guaranteed loan applications without prior approval from the SBA, in most cases, thereby accelerating the approval process for small business loan applications. Preferred lenders also are granted certain unilateral servicing powers over the term of those loans. During 2005, Matrix Bank originated $38.6 million in SBA loans.

Matrix Bank generally desires that its commercial lending be collateralized by income-producing real estate properties. The repayment of loans collateralized by income-producing properties depends upon the successful operation of the related real estate property and also on the credit and net worth of the borrower. Thus, repayment is subject to the profitable operation of the borrower’s business, conditions in the real estate market, interest rate levels and overall economic conditions. Loans on income-producing properties must generally meet internal underwriting guidelines that include: a limit on the loan-to-value ratio of 75%-80% depending on asset type and use of proceeds; a review of the borrower with regard to credit score, management depth, integrity, experience and available financial resources; and, in most instances, a personal guarantee from the borrower.

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

Matrix Bank originates loans on multifamily residential properties. The properties are located throughout the United States and are generally on properties of between 5 to 150 units. In 2005, Matrix Bank originated $25.9 million of multifamily loans. At December 31, 2005, Matrix Bank had a multifamily loan portfolio of approximately $69.4 million.

In addition to origination, Matrix Bank also buys participations in commercial real estate loans primarily from banks located in the Colorado market. The loans that we acquire through participations are underwritten with the same diligence and standards as though we were originating them directly.

ABS offers very limited financing to charter schools located primarily in Arizona, Missouri and Texas for the purchase of real estate. The offered financing is generally fully amortizing and completed on a tax-exempt basis. On occasion, we also provide cash flow loans to charter schools. During 2003, we began limiting the financing activities at ABS. We expect this trend to continue, with the objective being to reduce the overall size of our charter school loan portfolio. As of December 31, 2005, we had a total of $24.0 million loans outstanding to charter schools. Charter school financing involves inherent risks such as:

▪	the loan-to-value ratio can be as high as 100%;
▪	there are generally no personal guarantees; and
▪
cash flow to service the financing is derived from the school’s student enrollment. If the school’s student enrollment decreases, or is less than projected, the school’s ability to make scheduled payments on the financing may be impaired.

Mortgage Servicing Activities

Residential Mortgage Loan Servicing. Historically, we conducted our residential mortgage loan servicing activities through Matrix Financial, including the residential mortgage loan servicing that Matrix Financial provided as subservicer for Matrix Bank’s servicing portfolio. In November 2004, we transferred the servicing function to a third party subservicer. At December 31, 2005, including loans owned by Matrix Bank and Matrix Financial, Matrix Financial serviced through the subservicer approximately $1.72 billion of mortgage loans.

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

As compensation for its mortgage servicing activities, Matrix Financial receives servicing fees, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. In the event of default by the borrower, Matrix Financial receives no servicing fees until the default is cured. At December 31, 2005, Matrix Financial’s annual weighted-average servicing fee, including ancillary fees, was 0.47%.

Servicing is provided on mortgage loans on a recourse or nonrecourse basis. Our policy is to accept only a limited number of servicing assets on a recourse basis. As of December 31, 2005, on the basis of outstanding principal balances, approximately 0.65% of our owned mortgage servicing contracts involved recourse servicing. To the extent that servicing is done on a recourse basis, we are exposed to credit risk with respect to the underlying loan in the event of a repurchase. Additionally, many of our nonrecourse mortgage servicing contracts owned require us to advance all or part of the scheduled payments to the owner of the mortgage loan in the event of a default by the borrower. Many owners of mortgage loans also require the servicer to advance insurance premiums and tax payments on schedule even though sufficient escrow funds may not be available. Therefore, we must bear the funding costs associated with making such advances. If the delinquent loan does not become current, these advances are typically recovered at the time of the foreclosure sale. Foreclosure expenses, which may include legal fees or property maintenance, are generally not fully reimbursable by Fannie Mae, Freddie Mac or Ginnie Mae, for which agencies we provide significant amounts of mortgage loan servicing. As of December 31, 2005, we had advanced approximately $9.6 million in funds on behalf of third party investors. For the VA loans sold and serviced for Ginnie Mae, which are sold on a nonrecourse basis, the VA loan guarantees may not cover the entire principal balance and, in that case, we are responsible for the losses which exceed the VA’s guarantee. Estimated losses related to foreclosure and other servicer advances are estimated and reserved for, and included in the consolidated financial statements.

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

The following table sets forth certain information regarding the composition of our mortgage servicing portfolio, excluding loans subserviced for others, as of the dates indicated:

	As of December 31,
	2005	2004	2003
	(Dollars in thousands)
FHA insured/VA guaranteed residential	$645,903	$887,281	$1,318,485
Conventional loans	1,019,964	1,326,648	1,742,096
Other loans	52,131	44,911	122,955
Total mortgage servicing portfolio	$1,717,998	$2,258,840	$3,183,536

Fixed rate loans	$1,287,506	$1,757,427	$2,697,892
Adjustable rate loans	430,492	501,413	485,644
Total mortgage servicing portfolio	$1,717,998	$2,258,840	$3,183,536

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

	As of December 31,
	2005		2004		2003
	Number of Loans	Percentage of Servicing Portfolio	Number of Loans	Percentage of Servicing Portfolio	Number of Loans	Percentage of Servicing Portfolio
Loans delinquent for:
30-59 days	1,615	5.48%	2,389	6.29%	3,366	6.62%
60-89 days	465	1.58	693	1.82	1,018	2.00
90 days and over	1,088	3.69	1,225	3.22	1,433	2.82
Total delinquencies	3,168	10.75%	4,307	11.34%	5,817	11.44%
Foreclosures	444	1.51%	362	0.95%	438	0.86%

The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced through Matrix Financial, including both fixed and adjustable rate loans, excluding loans subserviced for others, at various interest rates:

	As of December 31,
	2005			2004			2003
Rate	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance
				(Dollars in thousands)
Less than 7.00%	11,605	$973,689	56.68%	14,228	$1,201,651	53.20%	17,240	$1,446,158	45.43%
7.00%— 7.99%	5,533	365,046	21.24	7,356	516,887	22.88	10,950	846,330	26.58
8.00%— 8.99%	4,335	164,194	9.56	5,915	238,491	10.56	8,492	390,254	12.26
9.00%— 9.99%	3,363	82,616	4.81	4,523	119,447	5.29	6,237	215,188	6.76
10.00% and over	4,641	132,453	7.71	5,936	182,364	8.07	7,936	285,606	8.97
Total	29,477	$1,717,998	100.00%	37,958	$2,258,840	100.00%	50,855	$3,183,536	100.00%

Loan administration fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining contractual maturity of the mortgage loans serviced through Matrix Financial, excluding loans subserviced for others, as of the dates shown.

	As of December 31,
	2005				2004				2003
Maturity	Number of Loans	Percentage of Number of Loans	Unpaid Principal Amount	Percentage Unpaid Principal Amount	Number of Loans	Percentage of Number of Loans	Unpaid Principal Amount	Percentage Unpaid Principal Amount	Number of Loans	Percentage of Number of Loans	Unpaid Principal Amount	Percentage Unpaid Principal Amount
					(Dollars in thousands)
1— 5 years	7,200	24.43%	$88,183	5.13%	9,057	23.86%	$123,858	5.48%	11,431	22.48%	$190,283	5.98%
6—10 years	2,840	9.63	86,265	5.02	3,199	8.43	99,337	4.40	4,958	9.75	169,379	5.32
11—15 years	4,547	15.43	231,723	13.49	5,596	14.74	286,816	12.70	7,055	13.87	394,119	12.38
16—20 years	3,101	10.52	197,970	11.52	4,141	10.91	257,277	11.39	8,080	15.89	620,435	19.49
21—25 years	3,905	13.25	268,121	15.61	4,260	11.22	302,877	13.41	1,274	2.51	87,013	2.73
More than 25 years	7,884	26.74	845,736	49.23	11,705	30.84	1,188,675	52.62	18,057	35.50	1,722,307	54.10
Total	29,477	100.00%	$1,717,998	100.00%	37,958	100.00%	$2,258,840	100.00%	50,855	100.00%	$3,183,536	100.00%

Our servicing activity is diversified throughout all 50 states with concentrations in California, Texas, Missouri and New Mexico of approximately 15.52%, 13.74%, 13.38% and 11.53%, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced at December 31, 2005.

A significant risk of owning mortgage servicing rights is that the underlying loans prepay at a rate faster than predicted at acquisition. During periods of declining interest rates, prepayments of mortgage loans usually increase as homeowners seek to refinance at lower interest rates, resulting in a decrease in the value of the servicing portfolio. Mortgage loans with higher interest rates and/or higher principal balances are more likely to result in prepayments because the cost savings to the borrower from refinancing can be significant. Due to the prevalent low interest rate environment experienced in 2004 and 2005, the actual prepayment activity experienced has been greater than initially modeled when the servicing was either acquired or capitalized. Based on the high prepayment activity experienced, the servicing investment has not been profitable in the periods presented.

The following table shows the annualized prepayment rate for each quarter and the annual average prepayment rate experience on the mortgage loans serviced by Matrix Financial, excluding loans subserviced by and for others:

	For the Years Ended December 31,
	2005	2004	2003
Quarter ended:
December 31	23.9%	23.6%	30.3%
September 30	26.9	26.6	41.2
June 30	24.1	32.4	38.9
March 31	19.8	27.4	31.3
Annual average	23.7%	27.5%	35.4%

Sales of Servicing Rights. Historically, we have sold mortgage servicing portfolios. In the ordinary course of selling mortgage servicing rights, consistent with industry standards, we make certain representations and warranties to purchasers of mortgage servicing rights. If a borrower defaults and there has been a breach of representations or warranties and we have no third party recourse, we may become liable for the unpaid principal and interest on defaulted loans. In such a case, we may be required to repurchase the mortgage loan and bear any subsequent loss on the loan. Historically, we have not incurred material losses related to the sale of the servicing portfolio due to breaches of representations and warranties and we do not anticipate any future material losses due to breaches of representations and warranties; however, there can be no assurance that we will not experience such losses.

Valuation of Servicing Rights. Our servicing portfolio is valued at least quarterly in accordance with the guidelines set forth in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. Under SFAS 140, we are required to record our investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. We stratify our mortgage servicing rights by product type and investor to reflect the predominant risks. To determine the fair value of this investment, we use a valuation model that calculates the present value of discounted future cash flows. In fiscal year 2005, we made no changes to the significant assumptions inherent in the valuation of the servicing portfolio. These significant assumptions are more fully described in Note 2 to the consolidated financial statements included elsewhere in this document.

During 2003, based on a valuation model which incorporates among other things, prepayment speeds, we recorded a net recovery of the provision for impairment on our mortgage servicing rights totaling $2.9 million. During the quarter ended September 30, 2003, we recorded a direct write-down to the value of the servicing asset of $5.0 million as we determined the likelihood of the impairment recovery to be remote. During 2004, based on our servicing valuation model, we recorded a net recovery of $440 thousand. In addition, during 2004, we determined that it was remote that $2.6 million of previously recorded impairment would be recovered, and thus recorded an additional direct write-down to the value of the servicing asset for such amount. During 2005, based on our servicing valuation model, we recorded a net recovery of impairment charges of $1.2 million. All of these impairment charges and recoveries are highly correlated to the changes in interest rates and resultant mortgage loan prepayment speeds that occurred during the periods. Prepayment speeds are highly impacted by changes in interest rates, as when interest rates decline there is a greater incentive for the homeowners to refinance their mortgages. Our impairment reserve as of December 31, 2005 was $2.2 million. Further decreases in interest rates, or other factors that result in an increase in anticipated future prepayment speeds, may cause additional impairment charges in future years.

To mitigate a portion of this risk of impairment, we have in the past hedged a portion of our investment. However, based on the underlying characteristics of the portfolio, and the decision not to increase our investment in mortgage servicing, we do not anticipate that we will enter into any future hedge specific to our current investment for the foreseeable future.

Brokerage, Consulting and Outsourcing Services

Brokerage Services. We provide brokerage services through our subsidiaries, Matrix Bancorp Trading and First Matrix.

Matrix Bancorp Trading. Matrix Bancorp Trading operates as a full-service mortgage loan and mortgage servicing broker. It is capable of analyzing, packaging, marketing and closing transactions involving mortgage servicing and loan portfolios and selected merger and acquisition transactions for mortgage banking entities. Matrix Bancorp Trading promotes its services to all types and sizes of market participants, thereby developing diverse relationships. Matrix Bancorp Trading brokers and principals all types of loan products with the majority of the loan products centering on residential mortgages. In most cases, Matrix Bancorp Trading acts as the intermediary between the sellers and buyers of the various loan products.

Consulting and Analytic Services. Matrix Bancorp Trading’s analytics department has expertise in helping companies implement and track their “mark-to-market” valuations and analyses on servicing portfolios. Matrix Bancorp Trading utilizes a nationally recognized valuation model to fit its customers’ many different needs and unique situations in performing valuations and analyses. In addition, Matrix Bancorp Trading has the infrastructure and management information system capabilities necessary to undertake the complex analyses required by SFAS 140. Many of the companies affected by the implementation of SFAS 140 have outsourced this function to a third party rather than dedicate the resources necessary to develop systems for and perform their own SFAS 140 valuations.

We believe that the services offered by the analytics department of Matrix Bancorp Trading provide us with a competitive advantage in attracting and retaining clients because we are able to offer financial services companies and financial institutions a more complete package of services than our competitors. Because of our analytics capabilities, we believe we have been able to attract brokerage clients that we may not otherwise be able to attract. The full range of services offered by Matrix Bancorp Trading and its affiliates further strengthens Matrix Bancorp Trading’s client relationships.

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

School Services. In addition to providing limited financing to charter schools as described in “Lending Activities – Commercial and Other Lending,” ABS, operating under the name The GEO Group, also provides a wide variety of outsourced business and consulting services to charter schools.

New Market Tax Credits. New Market Tax Credits are awarded under a program administered by the Community Development Fund which is a division of the United States Department of Treasury. Loans originated under the program receive tax credits over a seven year period, in the amount of 5% in years one through three, and 6% in years four through seven. In 2004, the Company acquired $12.6 million of New Market Tax Credits, and utilized those tax credits through the origination of loans eligible under the program. In addition, in 2003, the Company received a $50.0 million award of New Market Tax Credits. In 2005, we utilized $11.0 million of this award through our own origination activities, making us eligible for utilization of the tax credits, and allocated approximately $14.0 million of the award to another entity for their utilization. At December 31, 2005, we have $25.0 million of New Market Tax Credits yet to be utilized. It is anticipated that the majority will be allocated to third parties who will utilize the tax credits pursuant to the program. Pursuant to the requirements of the program, we are required to retain a nominal interest in entities that we allocate the tax credits to, as well as monitor the entity for compliance and fulfill the reporting requirements of the program. Related to those requirements, we do provide representations and warranties. During 2005, we realized the benefit of $1.2 million of tax credits.

Self-Directed Trust and Custody Activities

Self-Directed Trust and Custody Services. The Company’s trust and custody activities are provided through Sterling Trust. Trust and custodial activities were also performed at Matrix Bank through April 30, 2005, which was the closing date of the sale of the assets of the trust department of Matrix Bank as discussed more fully below.

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

Sterling Trust does not offer financial planning or advising services, nor does it recommend, sell or solicit any investments. Sterling Trust acts only as a directed custodian and is not affiliated with any investment. It has always been Sterling Trust’s mission to keep this independence to ensure that high quality services are offered without any conflicting interests. Sterling Trust executes no investment transaction without the direction of the account holder or the account holder’s authorized representative.

During 2002, Matrix Bank expanded the variety and depth of its trust services, primarily by partnering with our former joint venture partner, Matrix Settlement & Clearance Services, in providing trust and custodial services to third party administrators, broker-dealers and banks. During the fourth quarter of 2004, we sold our interest in Matrix Settlement and Clearance Services, and agreed to sell the assets of the trust operations of Matrix Bank, which portion of the transaction closed April 30, 2005. The sale of the trust operations generated a gain on sale of $300 thousand included in other income for the year ended December 31, 2005. The clearing and custody services provided by Matrix Settlement and Clearance Services and the trust operations of Matrix Bank generate deposits and, through the closing date for the sale of the assets of the trust department of Matrix Bank, trust and custodial fees for Matrix Bank. As part of the sale agreement, deposits continue to be maintained at Matrix Bank by the new company through September 30, 2006, with an automatic renewal of two 1-year periods unless terminated by either party. At December 31, 2005, deposits maintained by the new company at Matrix Bank totaled approximately $173.2 million.

At December 31, 2005, Sterling Trust had approximately 43,500 accounts with assets under administration of approximately $3.08 billion.

Competition

We compete nationally for bulk loan portfolios mainly with mortgage companies, savings associations, commercial banks and other institutional investors. We believe that we have competed successfully for the acquisition of bulk loan portfolios by relying on the advantages provided by our unique corporate structure and the secondary market expertise of our employees.

We believe that Matrix Bank’s most direct competition for deposits comes from other financial institutions. Institutional customers distinguish between market participants based both on price and the quality of service. We believe that we have the systems and processes in place to compete for and retain such relationships. In originating mortgage loans, Matrix Financial and Matrix Bank have historically competed mainly with other mortgage companies, finance companies, savings associations and commercial banks. With the implementation of our community banking strategy, as discussed more fully in “New Business Strategy and Name Change” above, our competition will increase and is expected to include nationwide banks, regional banks and other community banks that provide loan and deposit products and services in the markets in which we operate. In addition, we will also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors will include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits that would allow them to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. If we are unable to attract and retain banking customers, we may be unable to achieve our anticipated loan and deposit growth and our business, financial condition and results of operations may be adversely affected.

For mortgage loan and mortgage servicing rights, brokerage and consulting, we compete mainly with other mortgage banking consulting firms and national and regional investment banking companies. We believe that the customers distinguish between market participants based primarily on customer service. Matrix Bancorp Trading competes for its brokerage and consulting activities by:

▪	recruiting qualified and experienced sales people;
▪	developing innovative sales techniques;
▪	offering superior analytical services;
▪	providing financing opportunities to its customers through its affiliation with Matrix Bank; and
▪	seeking to provide a higher level of service than is furnished by its competitors.

If we are unable to attract and retain brokerage and consulting customers, our business, financial condition and results of operations may be adversely affected.

Sterling Trust faces considerable competition in all of the services and products that it offers, mainly from other self-directed trust companies, broker-dealers and third party administrators. Sterling Trust also faces competition from other trust companies and trust divisions of financial institutions. Sterling Trust’s niche has been, and will continue to be, providing high quality customer service and servicing nonstandard retirement products. In an effort to increase market share, Sterling Trust will endeavor to provide superior service, offer technologically advanced solutions, expand its marketing efforts, provide competitive pricing and continue to diversify its product mix. If we are unable to attract and retain customers in our trust operations, our business, financial condition and results of operations may be adversely affected.

ABS competes with other outsourcing companies and educational management organizations, as well as schools that prefer to perform the services offered by ABS in-house. Due to the strategy implemented in 2003 to reduce the capital committed to this business, the impact from increased competition is not expected to have an adverse affect on our business, financial condition or results of operations.

Employees

At December 31, 2005, the Company had 309 employees. We believe that our relations with our employees are good. The Company is not party to any collective bargaining agreement. With the implementation of the community banking strategy, we anticipate increasing the number of employees at Matrix Bank.

Regulation and Supervision

Set forth below is a brief description of various laws, regulatory authorities and associated regulations affecting our operations. The description of laws and regulations contained in this document does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Aspects of the Company’s public disclosure, corporate governance principles and internal control environment are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC and the NASDAQ. Any change in applicable laws, regulations or regulatory policies may have a material effect on our business, operations and prospects.

Matrix Bancorp. We are a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act, as amended. As such, we are subject to Office of Thrift Supervision (“OTS”) regulation, examination, supervision and reporting requirements. In addition, the OTS has enforcement authority over us and our savings association and non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of our subsidiary savings institution, Matrix Bank. In addition, Matrix Bank must notify the OTS at least 30 days before declaring any capital distribution to us.

As a unitary savings and loan holding company that has been in existence prior to May 4, 1999, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that Matrix Bank continues to be a “qualified thrift lender” under the Home Owners’ Loan Act. To maintain its status as a qualified thrift lender, Matrix Bank must maintain a minimum percentage of its assets in qualified thrift investments unless the OTS grants an exception to this requirement. In general, qualified thrift investments include certain types of residential mortgage loans, mortgage backed securities and certain loans to small businesses. If we acquire control of another savings association as a separate subsidiary, we would become a multiple savings and loan holding company. Multiple savings and loan holding companies may only engage in those activities permissible for a financial holding company under the Bank Holding Company Act of 1956, as amended. Generally, financial holding companies may only engage in activities such as banking, insurance and securities activities, as well as merchant banking activities under certain circumstances. In addition, if Matrix Bank fails to maintain its status as a qualified thrift lender, within one year of Matrix Bank’s failure, we would be required to convert Matrix Bank to a commercial bank and to register as a bank holding company under the Bank Holding Company Act of 1956, as amended.

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

The Gramm-Leach-Bliley Act of 1999 (otherwise known as the “Financial Services Modernization Act”) eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The law revised and expanded the Bank Holding Company Act to permit a bank holding company to engage in a full range of financial activities by electing to be treated by the Federal Reserve Board as a “Financial Holding Company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determined to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The Financial Services Modernization Act prohibits unitary savings and loan holding companies formed after May 4, 1999 from engaging in non-financial activities. We are a grandfathered unitary savings and loan holding company. The Financial Services Modernization Act has not had a material adverse effect on our operations. However, the Financial Services Modernization Act permits banks, securities firms and insurance companies to affiliate with one another. This has continued a trend in the financial services industry toward further consolidation. The Financial Services Modernization Act could result in an increasing amount of competition from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources. In addition, the Financial Services Modernization Act may have an anti-takeover effect because it may tend to limit our attractiveness as an acquisition candidate to other savings and loan holding companies and financial holding companies.

The USA PATRIOT Act was signed into law on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, the effectiveness of our controls designed to combat money laundering would be considered as part of the application process. We have established policies and implemented procedures and systems designed to comply with these regulations.

The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002. The Sarbanes-Oxley Act of 2002 is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by Section 302(a) of Sarbanes-Oxley Act of 2002, the Company’s Chief Executive Officer and Chief Financial Officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. We will be subject to further reporting and audit requirements with the year ending December 31, 2006 under the existing requirements of Sarbanes-Oxley. We have existing policies, procedures and systems designed to comply with these regulations, and are further enhancing, documenting and testing such policies, procedures and systems to ensure continued compliance with these regulations.

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

Federal Savings Bank Operations. Matrix Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and potentially by the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits up to applicable limits. Such regulation and supervision:

▪	establishes a comprehensive framework of activities in which Matrix Bank can engage;
▪	limits the types and amounts of investments permissible for Matrix Bank;
▪	limits the ability of Matrix Bank to extend credit to any given borrower;
▪	significantly limits the transactions in which Matrix Bank may engage with its affiliates;
▪
requires Matrix Bank to meet a qualified thrift lender test that requires Matrix Bank to invest in qualified thrift investments, which include primarily residential mortgage loans and related investments;

▪	places limitations on capital distributions by savings associations, such as Matrix Bank, including cash dividends;
▪	imposes assessments to the OTS to fund their operations;
▪
establishes a continuing and affirmative obligation, consistent with Matrix Bank’s safe and sound operation, to help meet the credit needs of its community, including low and moderate income neighborhoods;

▪	requires Matrix Bank to maintain certain noninterest-bearing reserves against its transaction accounts;
▪	establishes various capital categories resulting in various levels of regulatory scrutiny applied to the institutions in a particular category; and
▪	establishes standards for safety and soundness.

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

Transactions with Affiliates. Sections 23A and 23B of the Federal Reserve Act and its implementing regulations, govern transactions between depository institutions and their affiliates. These provisions are made applicable to savings associations, such as Matrix Bank, by the Home Owners’ Loan Act. In a holding company context, in general, the parent holding company of a savings association and any companies that are controlled by the parent holding company are affiliates of the savings association. However, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis. Section 23A limits the extent to which the savings association or its subsidiaries may engage in certain transactions with its affiliates. These transactions include, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Generally, these transactions between the savings association and any one affiliate cannot exceed 10% of the savings association’s capital stock and surplus, and these transactions between the savings institution and all of its affiliates cannot, in the aggregate, exceed 20% of the savings institution’s capital stock and surplus. Section 23A also establishes specific collateral requirements for loans or extensions of credit to an affiliate, and for guarantees or acceptances on letters of credit issued on behalf of an affiliate. Applicable regulations prohibit a savings association from lending to any affiliate engaged in activities not permissible for a bank holding company or for the purpose of acquiring the securities of most affiliates. Section 23B requires that transactions covered by Section 23A and a broad list of other specified transactions be on terms and under circumstances substantially the same, or no less favorable to the savings association or its subsidiary, as similar transactions with non-affiliates. In addition to the restrictions on transactions with affiliates that Sections 23A and 23B of the Federal Reserve Act impose on depository institutions, the regulations of the OTS also generally prohibit a savings association from purchasing or investing in securities issued by an affiliate. Matrix Bank engages in transactions with its affiliates, which are structured with the intent of complying with these rules.

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

Since January 1, 1997, the premium schedule for insured institutions in the Bank Insurance Fund and the Savings Association Insurance Fund has ranged from 0 to 27 basis points. However, Savings Association Insurance Fund and Bank Insurance Fund insured institutions are required to pay a Financing Corporation or "FICO" assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the quarter ended December 31, 2005, the FICO assessment for both Savings Association Insurance Fund and Bank Insurance Fund insured institutions was equal to 1.34 basis points for each $100 in domestic deposits maintained at the institution. These assessment, which will be revised based upon the level of Savings Association Insurance Fund and Bank Insurance Fund deposits, will continue until the bonds mature in the year 2019.

On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This new legislation requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage from $100 thousand to $130 thousand (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.14% and 1.50% of estimated insured deposits. The new legislation requires the FDIC to issue regulations implementing the law and changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from the date of the enactment of the legislation.

Brokered Deposits. Under the FDIC regulations governing brokered deposits, well capitalized associations, such as Matrix Bank, are not subject to brokered deposit limitations, while adequately capitalized associations are subject to certain brokered deposit limitations and undercapitalized associations may not accept brokered deposits. At December 31, 2005, Matrix Bank had $42.5 million of brokered deposits. In the event Matrix Bank is not permitted to accept brokered deposits in the future, it would have to find replacement sources of funding. It is possible that such alternatives, if available, would result in a higher cost of funds.

Matrix Bank’s Capital Ratios. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to savings institutions that do not meet minimum capital requirements. For these purposes, the law establishes five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The OTS has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be:

▪	“well capitalized” if it has a total risk-based capital ratio of 10% or greater and a leverage ratio of 5% or greater;
▪	“adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater;
▪	“undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%;
▪	“significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; and
▪	“critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

As of December 31, 2005, Matrix Bank was a “well capitalized” institution.

“Undercapitalized” institutions must adhere to growth, capital distribution and dividend and other limitations and are required to submit a capital restoration plan with the OTS within 45 days after an association receives notice of such undercapitalization. A savings institution’s compliance with its capital restoration plan is required to be guaranteed by any company that controls the “undercapitalized” institution in an amount equal to the lesser of 5% of total assets when deemed “undercapitalized” or the amount necessary to achieve the status of “adequately capitalized.” If an “undercapitalized” savings institution fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” institutions must comply with one or more of a number of additional restrictions, including an order by the OTS to sell sufficient voting stock to become “adequately capitalized,” requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restriction on interest rates paid on deposits, compensation of executive officers and capital distributions to the parent holding company. “Critically undercapitalized” institutions must comply with additional sanctions, including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains this status.

The following table indicates Matrix Bank’s regulatory capital ratios:

	As of December 31, 2005
	Core Capital	Risk-Based Capital
	(Dollars in thousands)
Shareholder’s equity/GAAP capital	$128,564	$128,564
Disallowed assets	(1,493)	(1,493)
Unrealized gain on available for sale securities	(18)	(18)
Additional capital items:
General valuation allowances	-	4,482
Low-level recourse and residual interests	-	(517)
Regulatory capital as reported to the OTS	127,053	131,018
Minimum capital requirement as reported to the OTS	80,987	73,098
Regulatory capital—excess	$46,066	$57,920
Capital ratios	6.28%	14.34%
Well capitalized requirement	5.00%	10.00%

FHLBank System. Matrix Bank is a member of the FHLBank system, which consists of 12 regional FHLBanks. The FHLBank provides a central credit facility primarily for member associations and administers the home financing credit function of savings associations. The FHLBank advances must be secured by specified types of collateral. The FHLBank funds its operations primarily from proceeds derived from the sale of consolidated obligations of the FHLBank system. Matrix Bank, as a member of the FHLBank system, must acquire and hold shares of capital stock in its regional FHLBank in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.2% of total assets, or 5% of its advances (“borrowings”) from the FHLBank. Prior to relocating its domicile, Matrix Bank was a member of the FHLBank of Dallas. Effective March 25, 2002, Matrix Bank became a member of the FHLBank of Topeka. Matrix Bank was in compliance with the requirement discussed with an investment in FHLBank of Dallas and FHLBank of Topeka stock at December 31, 2005 totaling $34.0 million.

Federal Reserve System. The Federal Reserve Board regulations require all depository institutions to maintain noninterest-earning reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 2005, Matrix Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings associations, such as Matrix Bank, are authorized to borrow from the Federal Reserve Bank “discount window”. Matrix Bank is deemed by the Federal Reserve to be generally sound and thus is eligible to obtain primary credit from its Federal Reserve Bank. Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee’s federal funds target rate.

Check Clearing for the 21st Century Act. This Act, which became effective in October 2003, gives the same legal weight to a digital image of a check as to the actual check. Matrix Bank is processing customer checks in compliance with the requirements of this Act.

Mortgage Banking Operations. Our mortgage banking operations are conducted through Matrix Financial. The rules and regulations applicable to our mortgage banking operations establish underwriting guidelines that, among other things, include anti-discrimination provisions, require provisions for inspections, appraisals and credit reports on prospective borrowers and fix maximum loan amounts. Moreover, we are required annually to submit audited financial statements of Matrix Bank, the parent of Matrix Financial, to the U.S. Department of Housing and Urban Development (“HUD”), Fannie Mae, Freddie Mac and Ginnie Mae, and each regulatory entity maintains its own financial guidelines for determining net worth and eligibility requirements. Our operations are also subject to examination by the HUD, Fannie Mae, Freddie Mac and Ginnie Mae at any time to assure compliance with the applicable regulations, policies and procedures. Mortgage loan origination activities are subject to, among other laws, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act of 1974, and the regulations promulgated under these laws that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Moreover, the OTS, as primary regulatory authority over Matrix Bank (the parent of Matrix Financial), examines our mortgage banking operations as well.

Regulation of Sterling Trust Company. Sterling Trust provides custodial services and directed, non-discretionary trustee services. Sterling Trust is chartered under the laws of the State of Texas, and as a Texas trust company is subject to supervision, regulation and examination by the Texas Department of Banking. Under applicable law, a Texas trust company, such as Sterling Trust, is subject to virtually all provisions of the Texas Banking Act as if the trust company were a state chartered bank. The activities of a Texas trust company are limited by applicable law generally to acting as a trustee, executor, administrator, guardian or agent for the performance of any lawful act, and to lend and accumulate money when authorized under applicable law. In addition, a Texas trust company with capital of $1.0 million or more, such as Sterling Trust, has the power to:

•	purchase, sell, discount and negotiate notes, drafts, checks and other evidences of indebtedness;
•	purchase and sell securities;
•	issue subordinated debentures and promissory notes; and
•	exercise powers incidental to the enumerated powers of Texas trust companies as set forth in the Texas Banking Act.

A Texas trust company, such as Sterling Trust, is generally prohibited from accepting demand or time deposits if not insured by the FDIC.

Limitation on Capital Distributions. The Texas Finance Code prohibits a Texas trust company from reducing its outstanding capital and certified surplus through redemption or other capital distribution without the prior written approval of the Texas Banking Commissioner. Moreover, Sterling Trust did not pay cash dividends in 2005.

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

•
the Texas Banking Commissioner determines that the Texas trust company is in a hazardous condition and that the continuation of business would be hazardous to the public or to the shareholders or creditors of the Texas trust company;

•	the Texas Banking Commissioner determines that the Texas trust company has exceeded its powers;
•	the Texas trust company has violated the law; or
•	the Texas trust company gives written consent to supervision or conservatorship.

The Texas Banking Commissioner also has the authority to pursue the appointment of an independent receiver for a Texas trust company.

Capital Requirements. Applicable law generally requires a Texas trust company to have and maintain minimum restricted capital of at least $1 million. Sterling Trust was in compliance with the requirement at December 31, 2005.

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

Regulation of First Matrix Investment Services Corp. First Matrix is a registered broker-dealer subsidiary that is subject to the Securities and Exchange Commission's net capital rule, Rule 15c3-1, promulgated under the Securities Exchange Act of 1934. The net capital rule is designed to measure the general financial condition and liquidity of a broker-dealer. Net capital generally is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the Securities and Exchange Commission and suspension or expulsion by the NASD, and could ultimately lead to the firm's liquidation. The net capital rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. At December 31, 2005, First Matrix was in compliance with these requirements with net capital of $1.3 million, which was approximately $1.3 million in excess of its required net capital of $7 thousand.

The foregoing is an attempt to summarize some of the relevant laws, rules and regulations governing unitary savings and loan holding companies, savings institutions, trust companies and broker dealers, but does not purport to be a complete summary of all applicable laws, rules and regulations governing such financial institutions.

Item 1A. Risk Factors

Ownership of the common stock and other securities of the Company involves certain risks. Holders of the Company’s securities and prospective investors should carefully consider the following risk factors in evaluating an investment in the Company’s securities. If any of the risks discussed below actually occur, our business, financial condition and results of operations could be materially adversely affected. In addition, other risks of which we are not currently aware, which relate to the banking and financial services industries in general, or which we do not now believe are material, may cause earning to be lower, or impair our future financial condition or results of operations.

Risks Relating to Ownership of Our Common Stock

The number of shares that will become available for sale could adversely affect the future market for our common stock. As of March 8, 2006, we had 7,556,573 shares of common stock outstanding. Of the outstanding shares, 5,120,000 shares of common stock, or 67.8%, were restricted shares sold in our private offering on December 9, 2005. Pursuant to a registration rights agreement, we have filed a registration statement with the SEC with respect to the 5,120,000 shares and have agreed to keep such registration statement effective for two years or until such earlier date as all of those 5,120,000 shares purchased in the private offering have either been sold pursuant to the registration statement or may be sold without registration under the Securities Act. Sales of substantial amounts of restricted shares of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.

Our Board of Directors may authorize the issuance of additional shares that may cause dilution. Our articles of incorporation permit our Board of Directors, without shareholder approval, to: authorize the issuance of additional common or preferred stock in connection with future equity offerings, acquisitions of securities or other assets of companies; and classify or reclassify any unissued preferred stock and to set the preferences, rights and other terms of the classified or reclassified shares, including the issuance of shares of preferred stock that have the preference rights over the common stock with respect to dividends, liquidation, voting and other matters. The issuance of additional shares of our common stock could be dilutive to shareholders if they do not invest in future offerings. Moreover, to the extent that we issue options or warrants to purchase our common stock in the future and those options or warrants are exercised or we issue restricted stock, shareholders may experience future dilution.

Control by our executive officers and directors will limit individual ability to influence the outcome of matters requiring shareholder approval and could discourage a potential acquisition by third parties. As of March 8, 2006, our executive officers and directors beneficially owned approximately 17.7% of the outstanding shares of our common stock. These shareholders, if acting together, would be able to influence significantly all matters requiring approval by our shareholders, including the election of our Board of Directors and the approval of mergers or other business combination transactions. The concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discourage a potential acquirer from attempting to obtain control of us, which in turn could have an adverse affect on the market price of our common stock or prevent our shareholders from realizing a premium over the market price for their shares of common stock.

We may not have the ability to pay dividends in the future. We have not paid any dividends on our equity. Any future determination as to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors that our Board of Directors may deem relevant. Our ability to pay dividends is restricted by various provisions in our debt instruments, the most restrictive of which is a line of credit we have with another financial institution, which provides that the payment of dividends, together with other “restricted payments”, as defined in such line of credit, are limited to 25% of our net income. Additionally, we are prohibited from paying dividends on our common stock if the scheduled payments on our junior subordinated debentures and trust preferred securities have not been made. The ability of Matrix Bank and other subsidiaries to pay dividends to us may be restricted due to certain regulatory requirements.

Risks Related to our Business Strategy

We may be unable to successfully implement our community banking business strategy. Our executive management team intends to adopt a traditional, community-focused commercial banking strategy as discussed in Item 1., “New Business Strategy and Name Change” above. In order to execute this new business strategy we must, among other things:

•	attract sufficient commercial business deposits;
•	attract and maintain business banking relationships with businesses in the Colorado Front Range market;
•	attract and retain experienced and successful commercial and community bankers;
•	identify and pursue suitable opportunities for opening new branches in the Colorado Front Range market; and
•	maintain adequate regulatory capital and comply with applicable federal and state regulations.

Failure to achieve these strategic goals could adversely affect our ability to successfully implement our new business strategies and our overall financial condition and results of operations. See further discussion of the business strategy at Item 1., “New Business Strategy and Name Change.”

Matrix Bank’s expansion of its direct originations of residential and commercial loans may be adversely impacted by rising interest rates. Over the past several years financial institutions have been operating in a low interest rate environment, which has fostered growth in residential and commercial lending and increased loan volumes. A rapid or substantial increase in interest rates during the time our management team plans to expand Matrix Bank’s retail franchise may thereafter result in decreased demand for loans and slower growth of Matrix Bank’s traditional community banking business, which may adversely affect our results of operations and financial condition.

We may not be able to effectively manage our proposed growth. Our executive management’s business strategy contemplates, in part, an increase in our franchise value through the development of a branch network for Matrix Bank, the increase in retail and commercial deposits and use of such funds to originate higher yielding traditional loan products. The expansion plans of our management team may significantly burden our infrastructure, and our executive management may be unable to oversee such expansion successfully or be able to effectively manage the development of our new business lines.

No assurance can be made that our proposed asset dispositions will be accomplished or that other strategies may be undertaken. Our executive management team contemplates disposing of certain assets, including marketing and selling in a sale-leaseback transaction our office building in downtown Denver where our headquarters are located. We also intend to monetize the remaining $25.0 million allocation of New Market Tax Credits that were awarded to us during 2004. Furthermore, our management team is evaluating the potential exercise of the put option for our remaining 25% interest in a former subsidiary, Matrix Asset Management LLC, which we would expect to result in a gain to us of not less than $2.5 million. We cannot provide assurances that any or all of the dispositions discussed above will be accomplished, pursued or that anticipated returns will be realized. In addition, our management team will continue to evaluate our business operations and performance and may sell other business or assets when we believe that such sales are in our best interests.

Changes in economic conditions in the Colorado Front Range market could have a material adverse effect upon the implementation and success of our business strategy. The implementation and success of our business strategy depends primarily on the general economic conditions of the Colorado Front Range market. The local economic conditions in our market area will have a significant impact on residential and commercial loans originated, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. A significant decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would affect these local economic conditions in our market area and could adversely affect our financial condition and results of operations.

Our past operating results and financial condition will likely not be representative of our future results and financial condition. Over the last several years, we have sold our interest in various subsidiaries, sold bank branches and discontinued certain operations. In addition, our management team expects to implement our strategic plan to expand the retail operations of Matrix Bank, through the opening of new branches and expand Matrix Bank’s direct originations of residential and commercial loans. These changes in our operations and new business strategies will make period-to-period comparisons difficult and our past operating results and financial condition will likely not be indicative of our future results and financial condition.

Risks Related to Our Business

Matrix Bank relies on institutional deposits and Matrix Bank must offer competitive interest rates and services in order to attract and retain such deposits. A significant portion of Matrix Bank’s total deposits are funds deposited as a result of unaffiliated institutional relationships maintained by Matrix Bank. Institutional depositors generally are more sensitive to interest rate levels due to the amount of money they maintain on deposit than retail consumers who bank at a branch office. Matrix Bank’s future success in retaining and attracting institutional depositors depends, in part, on Matrix Bank’s ability to offer competitive rates and services. If Matrix Bank loses one or more of these institutional relationships, its liquidity, profitability and results of operations may be significantly and adversely affected. See further discussion of deposits at Note 12 of the consolidated financial statements included elsewhere in this document.

Matrix Bank relies upon brokered deposits, which are potentially volatile and subject to withdrawal by customers. Brokered deposits are deposits that we obtain from or through a deposit broker. Brokered deposits are considered to be volatile and could be subject to withdrawal. Matrix Bank must offer competitive interest rates on its brokered deposits due to the high level of competition among financial institutions for these deposits. Brokered deposits are priced based on the current general level of interest rates and, unlike retail deposits, do not take into account regional pricing. Matrix Bank’s ability to continue to acquire brokered deposits is subject to its ability to price these deposits at competitive levels, which may substantially increase Matrix Bank’s funding costs. In addition, if Matrix Bank’s capital levels were to fall below “well capitalized” under the Prompt Corrective Action standards of the Federal Deposit Insurance Corporation, or the FDIC, Matrix Bank’s ability to accept, renew or roll over these deposits would be subject to its receiving a waiver from the FDIC. Furthermore, Matrix Bank would be limited on the rate that it could pay for these deposits to 75 basis points over the effective yield on deposits that Matrix Bank offers in its normal market area or the national rate for deposits of comparable maturity. If Matrix Bank were to fail to receive a waiver from the FDIC or if Matrix Bank were otherwise unable to maintain its brokered deposits, its liquidity, profitability and results of operations may be significantly and adversely affected. See further discussion of deposits at Note 12 of the consolidated financial statements included elsewhere in this document.

Matrix Bank relies on FHLBank system borrowings for secondary and contingent liquidity sources. Matrix Bank utilizes borrowings from the FHLBank system for secondary and contingent sources of liquidity. Also, from time to time, Matrix Bank utilizes this borrowing source to capitalize on market opportunities to fund investment and loan initiatives. If Matrix Bank were unable to borrow from the FHLBank system, it would have to find alternative sources of liquidity, which, if available, would probably be at a higher cost and on terms that do not match the structure of its liabilities as well as FHLBank system borrowings do. See further discussion of our FHLBank system borrowings at Item 7. “Asset and Liability Management” and at Note 15 of the consolidated financial statements included elsewhere in this document.

Matrix Bank’s existing and proposed commercial lending activity and the commercial loans that are and will be held in Matrix Bank’s loan portfolio exposes Matrix Bank to credit risks. Matrix Bank currently originates and purchases commercial loans, and our management team expects to expand its direct originations of commercial real estate and business loans in the Colorado Front Range market. When originating or purchasing commercial loans, Matrix Bank will undertake an analysis of the credit risk, the value of the underlying collateral and other more intangible factors. The commercial loans held in Matrix Bank’s loan portfolio exposes, and new commercial lending activity will expose, Matrix Bank to risks, particularly in the case of loans to small businesses. These risks include possible errors in Matrix Bank’s credit analysis, the uncertainty of the borrower’s ability to repay the loans, the uncertainty of future economic conditions and the possibility of loan defaults. Commercial lending generally includes higher interest rates and shorter terms of repayment than non-commercial lending. Accordingly, Matrix Bank is subject to greater credit risk with the commercial lending and commercial loans held in its loan portfolio. See further discussion of our non-performing loans at Item 7. “Asset and Liability Management”

Our business is subject to interest rate risk, and variations in interest rates may negatively affect our financial performance. Changes in the interest rate environment may reduce our profits. A substantial portion of our income is derived from the differential, or “spread,” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. In rising interest rate environments, loan repayment rates will decline, and in falling interest rate environments, loan repayment rates will increase. In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations. Changes in interest rates also significantly impact the valuation of our mortgage servicing rights and loans held for sale. Both of these assets are carried at the lower of cost or market. As interest rates decline and mortgage loans prepay faster, mortgage servicing rights decline in value. Changes in mortgage prepayments, interest rates and other factors can cause the value of this asset to decrease rapidly over a short period of time. Changes in interest rates, prepayment speeds and other factors may also cause the value of our loans held for sale to change, possibly resulting in a charge to earnings. When interest rates rise, the cost of borrowing increases. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality and loan origination volume. See further discussion at Item 7. “Asset and Liability Management”.

Our investment portfolio includes securities that are sensitive to interest rates and variations in interest rates may result in losses. These investment securities are sensitive to interest rate fluctuations. Our management team anticipates that our investment securities portfolio may increase or decrease in the future. Our investment securities portfolio consists primarily of mortgage backed securities and SBA securities. The value and performance of our investment securities portfolio is sensitive to changes in the general interest rates and economic downturns. Decreases in the market value of our investment securities portfolio and declining interest rates could reduce the performance of the investment securities portfolio, which could adversely affect our financial condition and results of operations. We invest in bulk loan purchases and mortgage backed obligations, which may lead to volatility in cash flow and market risk. See detail of our investment securities portfolio in Note 8 to the consolidated financial statements contained elsewhere in this document.

We invest in bulk loan purchases and mortgage backed obligations, which may lead to volatility in cash flow and market risk. Our loan portfolio largely consists of single-family residential loans acquired through bulk purchases. Our investment portfolio largely consists of mortgage backed securities primarily secured by pools of mortgages on single-family residences. When we acquire such mortgage backed securities and loans, we anticipate that the underlying mortgages will prepay at a projected rate, thereby generating an expected yield. Prepayment rates generally increase as interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Many of our mortgage backed securities and bulk loan purchases were acquired at a premium purchase price. In accordance with applicable accounting rules, we will write-off such premiums when necessary due to loan prepayments with respect to our held for sale loan portfolio and amortize such premiums over the expected lives of our mortgage backed securities and loans held for investment. If the mortgage loans we acquire or that secure our mortgage backed securities prepay more rapidly than anticipated, we would have to write-off or amortize the premium on an accelerated basis, which would thereby adversely affect our profitability.

Loan servicing income derived from residential mortgage loan servicing rights may be adversely affected during periods of declining interest rates. Owning residential mortgage loan servicing rights carries interest rate risk because the total amount of servicing fees earned, as well as the amortization of the investment in the servicing rights, fluctuates based on loan prepayments (affecting the expected average life of a portfolio of residential mortgage servicing rights). The rate of prepayment of mortgage loans may be influenced by changing national and regional economic trends, such as recessions or depressed real estate markets, as well as the difference between interest rates on existing mortgage loans relative to prevailing mortgage rates. During periods of declining interest rates, many borrowers refinance their mortgage loans. Accordingly, as prepayments of mortgage loans increase, the loan administration fee income related to the residential mortgage loan servicing rights corresponding to a mortgage loan ceases as mortgage loans are prepaid. Consequently, the market value of portfolios of residential mortgage loan servicing rights tends to decrease during periods of declining interest rates, since greater prepayments can be expected, and as a result, the amount of loan administration income received also decreases. See further discussion at Item 1. “Mortgage Servicing Activities”, and at Item 7. “Asset and Liability Management”.

We may have fluctuations in our quarterly results. Our financial results are subject to significant quarterly fluctuations as a result of, among other things, the variance in the number and magnitude of purchases and sales of loans and/or servicing rights consummated by us from time to time. In addition, a portion of our revenues is derived from brokerage fees, the timing and receipt of which are unpredictable. Our operating results will fluctuate significantly in the future as a result of a variety of factors, some of which are outside of our control, including general economic conditions, economic conditions in the financial industry, the effects of governmental regulations and regulatory changes, capital expenditures and other costs relating to the expansion of operations, the introduction of new services by us or our competitors and the mix of services sold. In response to a changing competitive environment, we may elect from time to time to make certain pricing, service, or marketing decisions or enter into strategic alliances or make investments that could have a material adverse effect on our business, results of operations, financial condition and cash flow. Accordingly, our results of operations for any particular quarter are not necessarily indicative of the results that may be achieved for any succeeding quarter or for the full fiscal year.

A downturn in Matrix Bank’s real estate markets could hurt its business. A downturn in the real estate markets in which Matrix Bank originates, purchases and services mortgage and other loans could hurt its business because these loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing the loans could be reduced. Matrix Bank’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and Matrix Bank would be more likely to suffer losses on defaulted loans. Matrix Bank’s real property collateral is located throughout the United States. Any such downturn could have a material adverse effect on our business, financial condition and results of operations.

Our loan and servicing rights portfolios are geographically concentrated. Our loan portfolio is concentrated in California, Colorado, Georgia, Illinois and Texas, while our loan servicing portfolio is concentrated in California, Texas, Missouri and New Mexico. The geographic areas in which concentrations exist vary from time to time. Consequently, our results of operations and financial condition are dependent upon general trends in the markets in which concentrations exist and, more specifically, their respective residential, multi-family and commercial real estate markets. An economic decline in a particular geographic area may adversely affect the ability of borrowers to repay the loans or the values of properties or other assets that may secure our loans. In addition, certain geographic areas, including California, may be more vulnerable to risks of natural disasters, such as earthquakes and mudslides, which are not typically covered by standard hazard insurance policies maintained by borrowers. Moreover, Florida and Texas are vulnerable to hurricanes, and flood damage is not typically covered by standard hazard insurance policies maintained by borrowers. Uninsured disasters may adversely impact borrowers’ ability to repay loans made by us and the value of collateral underlying such loans, which could have a material adverse effect on our results of operations and financial condition. See further discussion at Item 1. “Mortgage Servicing Activities.”

We face strong competition from financial service companies and other companies that offer banking services, which could hurt our business. Pursuant to our community business strategy, we expect to expand our retail and commercial banking operations in the Colorado Front Range market. Increased competition within this market may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the financial and banking services that we offer, or intend to offer, in the Colorado Front Range market. See further discussion of competition at Item 1. “Competition”. If we are unable to attract and retain banking customers, we may be unable to achieve our anticipated loan and deposit growth and our business, financial condition and results of operations may be adversely affected.

The allowance for loan losses may not be adequate to cover actual losses. A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that the Company has adopted to address this risk may not prevent unexpected losses that could harm our business, financial condition, results of operations and cash flows. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond the Company’s ability to predict, influence or control.

Like other financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The Company’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our business, financial condition, results of operations and cash flows. The allowance for loan losses reflects the Company’s estimate of the probable losses inherent in the loan portfolio at the relevant balance sheet date. The Company’s allowance for loan losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates. We cannot assure you that the Company will not increase its allowance for loan losses further or that regulators will not require Matrix Bank to increase its allowance. Either of these occurrences could harm our results of operations. See further discussion at Item 7. “Asset and Liability Management.”

The mortgage loans that we hold are subject to risks of delinquency, foreclosure and loss, which could result in losses to us. The residential and commercial mortgage loans held in our loan portfolio are secured by residential and commercial properties and are subject to risks of delinquency, foreclosure and loss of principal and interest. The ability of a borrower to repay a loan secured by residential property typically is dependent primarily upon the income or assets of the borrower. In addition, other factors that affect the risk of our mortgage loan portfolio include:

•	property location and condition;
•	competition and demand for comparable properties;
•	changes in zoning laws for the property or its surrounding area;
•	environmental contamination at the property;
•	the occurrence of any uninsured casualty at the property;
•	changes in national, regional or local economic conditions;
•	declines in regional or local real estate values;
•	increases in interest rates and/or real estate tax rates;
•	changes in governmental rules, regulations and fiscal policies, including environmental legislation and tax laws; and
•	other events such as acts of God, natural disasters, war, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held in our mortgage loan portfolio, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral that we can realize upon foreclosure and sale and the principal and accrued interest of the mortgage loan and the cost of foreclosing on the related property. Losses resulting from mortgage loan defaults and foreclosures could have a material adverse effect on our income and cash flow from operations.

In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy, as determined by the bankruptcy court. The lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that can have a substantial negative effect on our originally anticipated return on the foreclosed mortgage loan.

The loan portfolios we acquire include loans that have had past payment delinquencies and as a result there is a higher risk of foreclosure and potential added foreclosure costs and expenses to us. Our loan portfolio includes mortgage loans that were originated by numerous lenders throughout the United States under various loan programs and underwriting standards. The loan portfolio includes some mortgage loans that we acquired that had payment delinquencies in the past or, to a lesser extent, were delinquent at the time we purchased the mortgage loan. As a part of our prior business strategy, portfolios of mortgage loans with varying degrees of current and past delinquencies were purchased at discounts. Although we perform due diligence at the time loans are purchased, the risk of continuing or recurrent delinquency remains. We assume substantially all risk of loss associated with mortgage loans we acquire in the case of foreclosure. This risk includes the cost of the foreclosure, the loss of interest, and the potential loss of principal to the extent that the value of the underlying collateral is less than our investment in the mortgage loan. See further discussion at Item 7. “Asset and Liability Management”.

Our revenues from mortgage loan servicing can also be adversely affected by delinquencies and defaults. We are also affected by mortgage loan delinquencies and defaults on mortgage loans that we service. Under many types of mortgage servicing contracts, the servicer must forward to the owner of the loan all or part of the scheduled payments and mortgage and hazard insurance and tax payments even though sufficient escrow funds may not have been paid by borrowers. Until we are able to recover these advances, we must incur the cost of funds on the advance. Further, we must bear the increased costs of attempting to collect delinquent or defaulted mortgage loans and may experience losses if we are unable to recover the advanced funds. See further discussion at Item 1. “Mortgage Servicing Activities.”

We are exposed to risk of environmental liabilities with respect to properties to which we take title. In the course of our business we may foreclose and take title to real estate and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and cash flows could be materially adversely affected.

If we sell mortgage loans or mortgage servicing rights and the underlying loan defaults, we may be liable to the purchaser for unpaid principal and interest on the loan. In the ordinary course of selling mortgage loans or mortgage servicing rights and in accordance with industry standards, we make certain representations and warranties to purchasers. If a loan defaults and there has been a breach of representations or warranties and we have no recourse against a third party, we may become liable for the unpaid principal and interest on the defaulted loan. In such a case, we may be required to repurchase the mortgage loan and bear any subsequent loss on the loan. When we purchase mortgage servicing rights or mortgage loans, we also are exposed to liability to the extent that an originator or other seller of the servicing rights is unable to honor its representations and warranties to us. The Company has established a reserve for repurchases that may be required in connection with loans we originated and sold in connection with the sale of our wholesale production platform in 2003.

If a loan originator or seller of mortgage loans and mortgage servicing rights breaches its representations and warranties to us, we may be at risk if such seller does not have the financial capacity to pay for damages we incur as a result of such breach or to repurchase any such loan. We generally receive representations and warranties from the originators and sellers from whom we purchase mortgage loans and mortgage servicing rights, as well as contractually providing for recourse relating to performance of the loans we purchase. However, in the event of an originator’s and/or seller’s breach of such representations and warranties, we may be subject to the risk of loss that may result from such a breach if the seller and/or originator does not have the financial capacity to pay for any damages we incur or to repurchase loans when called upon by us to do so.

Our loans to charter schools involve additional risk of default if the school’s charter is not renewed or revoked or if laws governing charter schools are materially changed. We offer limited financing to charter schools in several states, including Arizona, Missouri and Texas. In addition to the risks associated with commercial lending generally, which are discussed elsewhere in these Item 1A. “Risk Factors,” financing of charter schools carries some additional, unique, risks. Charter schools are typically organized under charters granted by sponsoring governmental entities. The parameters of individual charters are generally dictated by the state law authorizing the organization of charter schools, as well as the sponsoring governmental entity of the particular charter school. The law under which each charter school is organized provides that the charter of a particular school will be reviewed periodically, sometimes annually and sometimes on a less frequent basis. In addition, at the expiration of a charter, the sponsoring governmental entity generally has sole discretion over whether to renew a school’s charter. We run the risk that the charter of a school or schools that we finance will not be renewed or will be revoked. If such an occurrence happens, the principal source of re-payment on our financing of such school or schools will effectively disappear. In such an event, it is likely that we would realize a significant loss with respect to such financing of the school in question because we would effectively have no recourse to the charter school or, since the sponsoring governmental entity does not guarantee or otherwise become liable for the obligations of a charter school, the sponsoring governmental entity.

Appropriations for charter schools are generally made based upon the number of students enrolled in a particular charter school. In the event a particular charter school is unable to attract and keep enrolled a minimum number of students, such school would not be appropriated enough money to meet its obligations, including its obligations under the lease financing arrangements with us.

We are also subject to the risk that the states in which charter schools are authorized to operate will determine to repeal or otherwise significantly alter the laws under which such charter schools operate. If the authorizing laws were repealed in states where we have outstanding financings, the result would be much the same as if the charter of a particular school were not renewed or were revoked; however, the impact on us would tend to be much more significant because the repeal would affect all schools financed by us in that state as opposed to one particular school in the case of non-renewal or revocation of a charter. If the laws were significantly changed or altered in a particular state, the impact on us would depend on the nature of the change or alteration.

Curtailment of government guaranteed loan programs could affect our SBA business. Our SBA business relies on originating, purchasing, pooling and selling government guaranteed loans, in particular those guaranteed by the SBA. From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans for a period of time. In addition, these agencies may change their rules for loans or the U.S. Congress may adopt legislation that would have the effect of discontinuing or changing the programs. If changes occur, the volumes of loans that qualify for government guarantees could decline. Lower volumes of origination of government guaranteed loans may reduce the profitability of our SBA business.

Failure in our automated systems and controls could subject us to increased operating costs as well as litigation and other liabilities. We depend heavily upon our automated systems and controls for our business and operations. These systems and controls support the evaluation, acquisition, monitoring, collection and administration of our loan and servicing portfolios, depository, general accounting and other management functions, as well as the consulting and brokerage functions we perform. The failure of the automated systems, including a failure of data integrity or accuracy, could have a material adverse effect on our business and financial condition.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us against damage from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and deter potential customers. Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. A failure of such security measures could have an adverse effect on our financial condition and results of operations.

Security of our computer systems and network infrastructure is important to our business and our ability to protect customer information, and breaches of our computer and network security may result in customer information being compromised and/or identity theft, which would have a material adverse effect upon our business. In our business, we maintain personal and financial information about our current, past and potential customers on our computer systems and network infrastructure, such as customer names, addresses, social security numbers, tax identification numbers, bank account numbers, information on loan applications and other sensitive personal and financial information about our customers. In addition, many of our customers use the Internet and connect to our website to access their bank accounts to retrieve information about their accounts, as well as conduct online transactions, such as online bill payments. If the security of our encrypted computer systems and network infrastructure responsible for storing our customers' personal and financial data and information and/or the security of our online banking Internet services are breached by an unauthorized person or entity, then the customer's information that is stolen from us could be potentially misused by any such unauthorized person. This could include the loss of privacy of such customer's non public information through the sale and/or disclosure of such information to third parties, as well as the potential that the stolen customer information could be used in such a way that results in identity theft of the customer. We cannot be certain that advances in criminal capabilities, new discoveries in the field of cryptography or other developments will not compromise or breach our encrypted computer systems and network infrastructure that is responsible for the storage of our customer's personal and financial information. If our security measures fail to protect our customer's information, our existing and future customer base may be adversely affected, we may become subject to customer lawsuits, the public perception of us may be diminished, and our results of operations and financial condition would be adversely affected.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations. We are subject to extensive regulation, supervision and examination. Matrix Bank is regulated by the OTS and the FDIC, and we are regulated by the OTS. Matrix Bank also belongs to the FHLBank System and, as a member of such system, is subject to certain regulations promulgated by the FHLBank of Topeka and FHLBank of Dallas. Any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the OTS, the FDIC, the FHLBank System, the United States Congress or other federal or state regulators could have a material adverse effect on our business, financial condition, results of operations and cash flows.

This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect the FDIC’s insurance fund and our depositors and borrowers, rather than our shareholders. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Truth-in-Saving Act, the Federal Trade Commission Act and Colorado’s deceptive acts and practices law. These laws also permit private individual and class action lawsuits and provide for the recovery of attorneys fees in certain instances. No assurance can be given that the foregoing regulations and supervision will not change so as to affect us adversely. See further discussion at Item 1. “Regulation and Supervision.”

Sterling Trust is subject to regulation as a trust company and could be the subject of third party actions as a result of the trust services it provides. As a Texas-chartered trust company, Sterling Trust is subject to supervision, regulation and examination by the Texas Department of Banking. Pursuant to applicable law, a Texas trust company, such as Sterling Trust, is subject to virtually all provisions of the Texas Banking Act as if the trust company were a state-chartered bank. The activities of a Texas trust company are limited by applicable law generally to acting as a trustee, executor, administrator, guardian or agent for the performance of any lawful act, and to lend and accumulate money when authorized under applicable law. Sterling Trust is also subject to Internal Revenue Service and Department of Labor regulations. This regulation and supervision limits the activities in which Sterling Trust may engage and the Texas Department of Banking has supervisory and enforcement power with respect to Sterling Trust’s operations. No assurance can be given that the foregoing regulations and supervision will not change so as to affect Sterling Trust or us adversely. See further discussion at Item 1. “Regulation and Supervision.”

As a custodian of self-directed individual retirement accounts and other retirement accounts, Sterling Trust does not provide investment advice, nor does it maintain discretion, with regard to the investment choices made by its customers and their representatives. Nevertheless, Sterling Trust has been in the past, and may be in the future, subject to claims by third parties that the provision by Sterling Trust of these self-directed custodial services constitute a breach of contract, breach of fiduciary duty, or similar breach or violation of duty or law. While we believe federal law and the laws of the various states in which we operate support our view of Sterling Trust’s duties, or lack thereof, in that regard, there can be no assurances that any third party that takes a contrary position will not prevail in any litigation or other proceeding challenging the matter.

Our ability to service our debt and pay dividends is subject to our ability to receive dividends from our subsidiaries. We are a separate legal entity from our subsidiaries and do not have significant operations of our own. We currently depend on our cash and liquidity as well as dividends from our subsidiaries to pay our operating expenses. No assurance can be made that in the future our subsidiaries will have the capacity to pay the necessary dividends to satisfy our obligations. The availability of dividends from Matrix Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of Matrix Bank and other factors, that the OTS could assert that the payment of dividends or other payments by Matrix Bank are an unsafe or unsound practice. In the event our subsidiaries are unable to pay dividends sufficient to satisfy our obligations, we may not be able to service our debt, pay our obligations as they become due or pay dividends on our common stock. Consequently, under such circumstances, an inability to receive dividends from our subsidiaries could have a material adverse effect on our financial condition, results of operations and prospects.

The brokerage services provided by Matrix Bancorp Trading may adversely affect revenue or result in losses. Our subsidiary, Matrix Bancorp Trading, provides brokerage services to financial institutions and financial services companies operating within the mortgage banking industry. Matrix Bancorp Trading's brokerage business, by its nature, is subject to potential defaults by its clients, which include a client's failure to pay for loans, mortgage backed securities and/or mortgage servicing rights that they agreed to purchase, as well as a client's failure to deliver loans, mortgage backed securities or mortgage servicing rights that they agreed to sell. In addition, Matrix Bancorp Trading's brokerage business involves credit and/or default risk involving the counterparty of a transaction that Matrix Bancorp Trading brokers on behalf of its clients. These credit and default risks consist of the risk of insolvency or other inability of the counterparty to a particular transaction to perform its obligations in such transaction. Any or all of these risks in a transaction that Matrix Bancorp Trading brokers may result in such brokered transaction not closing and Matrix Bancorp Trading losing its commissions, which would have an adverse effect upon Matrix Bancorp Trading's revenue and may result in losses due to the resources and expenses incurred by Matrix Bancorp Trading to broker such failed transaction.

We will be exposed to risks relating to the evaluations of internal controls over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002. We are currently in the process of evaluating our internal control system to allow management to report on, and our independent auditors to audit, our control over financial reporting. We will be performing the system and process evaluations and testing, and any necessary remediation, required for compliance with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). These systems are necessary to produce accurate financial reports and prevent fraudulent financial activity. As a “non-accelerated” filer, we are required to comply with SOX beginning with our Annual Report on Form 10-K for the year ending on or after July 15, 2007; however, if our market capitalization as of June 30, 2006 equals or exceeds $75.0 million, which we expect will be the case, we will be required to comply with SOX beginning with our Annual Report on Form 10-K for the fiscal year ending on December 31, 2006. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. Furthermore, upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that may remain unremediated. As a public company, we are required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of SOX in a timely manner, we may be subject to sanctions or investigations by regulatory authorities such as the SEC or the NASDAQ. In addition, if any material weakness or deficiency is identified and is not remedied, investors may lose confidence in the accuracy of our reported financial information, and the price of our common stock could be significantly adversely affected as a result.

Risks Associated with General Economic Conditions

General economic conditions, whether regional or industry-related or due to a recession throughout the United States, affect consumers’ decisions to buy or sell residences as well as the number of residential mortgage loan delinquencies and foreclosures, the value of collateral supporting loan portfolios, administrative costs in evaluating and processing loan applications and the costs and availability of funds that companies rely upon in order to make or purchase loans. Changes in the level of consumer confidence, real estate values, prevailing interest rates and investment returns expected by the financial community could make loans of the types originated, purchased, serviced and sold by the Company less attractive to borrowers or investors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms. The following table sets forth certain information concerning the real estate that we own or lease:

Location	Square Feet/Acres	Owned/Leased	Occupant	Monthly Rent or Mortgage Payment

Denver, CO (1)	178,152	Owned	Matrix Bancorp and various of its subsidiaries	N/A
Phoenix, AZ	5,549	Leased through November 30, 2006	Matrix Financial and ABS	$ 9,942
Phoenix, AZ	17,421	Leased through August 31, 2007	Matrix Financial	$ 8,885
Scottsdale, AZ	300	Leased through January 31, 2006	Matrix Bank	$ 1,783
Highlands Ranch, CO	18	Leased Month to Month	Matrix Bancorp	$ 2,400
Dallas, TX	6	Leased through April 6, 2007	Matrix Bancorp	$ 875
Waco, TX	11,294	Leased through June 30, 2011	Sterling Trust	$ 13,553
Waco, TX	8,116	Leased through June 30, 2011	Sterling Trust	$ 7,305
Waco, TX	1,204	Leased through December 31, 2006	Sterling Trust	$ 1,385
Memphis, TN	3,305	Leased through September 7, 2006	First Matrix and Matrix Bancorp Trading	$ 5,963
San Francisco, CA	1,300	Leased through June 30, 2008	Matrix Bancorp Trading	$ 3,300
Salt Lake City, UT	785	Leased through June 30, 2006	Matrix Bancorp Trading	$ 633
Denver, CO	1,200	Leased through July 31, 2006	Matrix Bancorp Trading	$ 1,795
Mesa, AZ	7,616	Owned	ABS	N/A
Springerville, AZ	12,904	Owned	ABS	N/A
St. Louis, MO	6,144	Leased through June 30, 2012	ABS	$ 12,500
St. Louis, MO	5,500	Owned	ABS	N/A
St. Louis, MO	42,000	Owned	ABS	N/A
Flower Mound, TX	27,000	Owned	ABS	N/A
Flower Mound, TX	29.162 Acres	Owned	ABS	N/A
Ft. Lupton, CO	389 Lots	Owned	Matrix Funding	N/A
__________

(1)
Of this 178,152 square feet, approximately 60,225 square feet are leased to the Company and certain of its subsidiaries. Substantially all of the remaining space is rented to unaffiliated third parties at market prices.

Item 3. Legal Proceedings

General. We are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. We accrue for contingent liabilities with respect to litigation matters in accordance with the requirements of SFAS No. 5, “Accounting for Contingencies”, which generally requires the Company to accrue a loss for a litigation matter involving a contingent liability if the loss is probable and the amount of the loss is reasonably estimable. In order to determine whether the two conditions necessary for accrual are met, management necessarily makes a number of judgments and assumptions. Because the outcome of most litigation matters is inherently uncertain, the Company will generally only accrue a loss for a pending litigation matter if, for example, the parties to the matter have entered into definitive settlement agreements or a final judgment adverse to the Company has been entered.

In many cases, these settlements or final judgments are not material to the consolidated financial position, results of operations or cash flows of the Company. Nevertheless, an adverse decision in certain matters, as described below, may have a material, adverse impact on our consolidated financial position, results of operations or cash flows.

Matrix Bancorp. Matrix Bancorp, The Vintage Group, Inc., Vintage Delaware Holdings, Inc., Matrix Bank, and Guy A. Gibson, currently Chairman of the Board and formerly President and CEO of Matrix Bancorp, Richard V. Schmitz, formerly the Co-Chief Executive Officer and Chairman of the Board of Matrix Bancorp, and D. Mark Spencer, formerly the President, Co-Chief Executive Officer and a director of Matrix Bancorp, were named defendants in an action filed in November 2000 styled Roderick Adderley, et al. v. Guy A. Gibson, et al. pending in the District Court of Tarrant County, Texas (“Adderley II”), seeking to impose joint and several liability on these defendants for the former judgment against Sterling Trust in Roderick Adderley, et al. v. Advance Financial Services, Inc., et al. (“Adderley I”). This case has settled and is now closed. See “--Sterling Trust” below.

Matrix Bancorp, Matrix Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. have also been named as defendants in the Munoz matter described below. See “--Sterling Trust.”

Matrix Bank. A former customer of Matrix Bank is a debtor in a Chapter 11 proceeding under the Bankruptcy Code styled In re Apponline.com, Inc. and Island Mortgage Network, Inc. pending in the United States Bankruptcy Court for the Eastern District of New York. Prior to the bankruptcy filing, Matrix Bank had provided the customer, Island Mortgage Network, Inc., with a purchase/repurchase facility under which Matrix Bank purchased residential mortgage loans, with Island Mortgage having the right or obligation to repurchase such mortgage loans within a specified period of time. Matrix Bank initiated an adversary claim in the Bankruptcy Court against the State Bank of Long Island (“State Bank”) seeking to recover losses sustained by Matrix Bank as a result of the fraud perpetrated by Island Mortgage. State Bank, among other things, was the depository bank for Island Mortgage. In the fourth quarter of 2005, Matrix Bank agreed to settle its claims against State Bank in return for payment by State Bank to Matrix Bank of $475 thousand, and this adversary proceeding is now closed with respect to Matrix Bank.

Sterling Trust. Sterling Trust was named a defendant in an action filed July 1999 styled Roderick Adderley, et al. v. Advanced Financial Services, Inc., et al. that was tried in Tarrant County, Texas district court in the spring of 2000. As previously disclosed, on December 22, 2005, Sterling Trust entered into a Final Compromise Settlement Agreement and Release in connection with Adderley I. Under the settlement agreement, Sterling Trust paid an aggregate of $3,150,000 to the plaintiffs in final settlement of all of the plaintiffs claims against all of the defendants in the Adderley I action and the related action described below, including a full release from each plaintiff in favor of each defendant in both actions. A related action, Adderley II, that had been abated by agreement of the parties pending final outcome of the Adderley I case, was also dismissed pursuant to the settlement agreement. The Agreement was also made for the benefit of Matrix Bancorp, Inc. and Matrix Capital Bank, each of which is a signatory to the Agreement and each of which had been named a defendant in the related action. Although not signatories to the Agreement, the Agreement was also made for the benefit of The Vintage Group, Inc. and Vintage Delaware Holdings, Inc., two subsidiaries named as defendants in the related action; and Guy A. Gibson, current Chairman of the Board of Matrix Bancorp and former President and CEO of Matrix Bancorp, D. Mark Spencer, former President, Co-CEO and director of Matrix Bancorp, and Richard V. Schmitz, former President, Co-CEO and director of Matrix Bancorp, individuals named as defendants in the related action.

Sterling Trust was named a defendant in several putative class action lawsuits instituted in November 2000 by one law firm in Pennsylvania. The styles of such lawsuits are as follows: Douglas Wheeler, et al. v. Pacific Air Transport, et al.; Paul C. Jared, et al. v. South Mountain Resort and Spa, Inc., et al.; Lawrence Rehrig, et al. v. Caffe Diva, et al.; Merrill B. Christman, et al. v. Millennium 2100, Inc., et al.; David M. Veneziale, et al. v. Sun Broadcasting Systems, Inc., et al.; and Don Glazer, et al. v. Technical Support Servs., Inc., et al. All of such lawsuits were originally filed in the United States District Court for the Western District of Pennsylvania. On April 26, 2001, the District Court for the Western District of Pennsylvania ordered that all of such cases be transferred to the United States District Court for the Western District of Texas so that Sterling Trust could properly present its motion to compel arbitration. Sterling Trust filed separate motions to compel arbitration in these actions, all of which were granted. Each of the six plaintiffs timely filed arbitration demands with the American Arbitration Association. The demands seek damages and allege Sterling Trust breached fiduciary duties and was negligent in administrating each claimant’s self-directed individual retirement account holding a nine-month promissory note. Each of these arbitration actions has been abated pending the outcome of the Munoz matter described below. Sterling Trust believes it has meritorious defenses and is defending the matters vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

Sterling Trust, Matrix Bancorp, Matrix Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. have been named a defendant in an action filed in December 2001 styled Heraclio A. Munoz, et al. v. Sterling Trust Company, et. al. that is pending in Superior Court of the State of California. The complaint seeks class action status, requests unspecified damages and alleges negligent misrepresentation, breach of fiduciary duty and breach of written contract on the part of Sterling Trust. In the fourth quarter of 2005, Sterling Trust was granted summary judgment as to all claims against it by the plaintiffs. Once the summary judgment order is entered by the court, the plaintiffs will have a certain number of days to appeal the decision. There can be no assurances that such decision in favor of Sterling Trust will not be appealed by the plaintiffs or, if so appealed, that the decision in favor of Sterling Trust will not be overturned. In the event such decision in favor of Sterling Trust were overturned by the appellate courts, the Company continues to believe it has meritorious defenses and will continue to defend the matter vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

Matrix Financial. Matrix Financial was named in March 2004 as a defendant in a putative class action lawsuit styled Monica Thigpen v. Matrix Financial Services Corporation filed in the United States Bankruptcy Court for the Southern District of Alabama. The plaintiff claims that Matrix Financial filed an improper and false affidavit in connection with plaintiff’s Chapter 13 bankruptcy proceeding because the signature page of the affidavit was executed separate and apart from the other pages, and has asked the Court to award the plaintiff actual damages, punitive damages, injunctive relief, attorney’s fees and other relief as may be appropriate. In January 2006, the Plaintiff withdrew her Motion for Class Certification, but has indicated that she will continue to pursue her claim individually. Discovery is on-going. Matrix Financial believes it has meritorious defenses and intends to defend this action vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this point.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.0001 par value, is traded on The NASDAQ Global Market under the symbol “MTXC.” The following table sets forth the high and low sales prices for our common stock on the NASDAQ Global Market for the periods indicated.

	Market Price
Quarter Ended:	High	Low
December 31, 2005	$19.43	$12.52
September 30, 2005	13.79	12.50
June 30, 2005	13.59	11.75
March 31, 2005	12.90	12.00

December 31, 2004	$13.00	$11.52
September 30, 2004	13.91	9.95
June 30, 2004	12.49	10.75
March 31, 2004	11.70	8.91

On March 8, 2006, the closing price of our common stock was $22.50 per share. Also, as of that date, the approximate number of holders of record of our common stock was 109. This number does not include beneficial owners who hold their shares in a depository trust in “street” name.

As discussed in Item 1. “Private Placement and Tender Offer”, on December 9, 2005, we sold 5,120,000 shares of our common stock to “accredited investors” in a private offering exempt from registration under the Securities Act of 1933. We entered into a registration rights agreement on December 9, 2005 with the placement agent in the private offering in which we agreed, for the benefit of the investors in our common stock in the private offering, to file a registration statement with the SEC with respect to resales of the common stock sold in the private offering. We also agreed to use our reasonable best efforts to keep the registration statement effective for two years or such earlier date as all of the common stock purchased under the private offering has either been sold pursuant to this registration statement or may be sold without registration under the Securities Act of 1933. The net proceeds from the private offering were used by us to fund our issuer tender offer, which commenced December 21, 2005 and closed January 23, 2006. We purchased 4,184,277 of our common stock at $19.00 in the issue tender offer.

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

We have not paid any dividends on our equity for the last three fiscal years. Any future determination as to dividend policy will be made at the discretion of the Board of Directors of the Company and will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors as the Board of Directors may deem relevant. Our ability to pay dividends is restricted by the same provisions that restrict our ability to repurchase our stock, as described in the immediately preceding paragraph. Additionally, Matrix Bancorp is prohibited from paying dividends on its common stock if the scheduled payments on our junior subordinated debentures and trust preferred securities have not been made. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Notes 13 and 14 to the consolidated financial statements included elsewhere in this document. The ability of Sterling Trust, First Matrix and Matrix Bank to pay dividends to Matrix Bancorp may be restricted due to certain regulatory requirements. See “Item 1. Business—Regulation and Supervision.”

The following table provides information as of December 31, 2005 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance. For further information, see Note 18 to the consolidated financial statements.

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
		(a)	(b)	(c)
Equity compensation plans approved by security holders	(1)	2,000	$26.50	868,622

(1) Column (a) includes the options granted under the 1996 Stock Option Plan, which amended and restated the Company’s Stock Option Plan adopted in 1995. Column (a) does not include outstanding options under the Company’s Amended and Restated Employee Stock Purchase Plan (the “ESPP”), which has a shareholder approved reserve of 250,000 shares that is included in column (c). Under the ESPP, each eligible employee may purchase a limited number of shares of common stock at annual intervals each year at a purchase price per share equal to 85% of the fair market value of the Company’s common stock as of either the beginning or ending date of the annual purchase period. Due to recent accounting pronouncements, participation under the ESPP was been suspended for the 2005 calendar year. The Company is considering re-implementing the plan for 2006 or 2007.

 Item 6. Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION
OF MATRIX BANCORP, INC.

The following selected consolidated financial data and operating information of Matrix Bancorp, Inc. and subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included elsewhere in this document.

Information presented in this table is from continuing operations, which excludes the financial results of the wholesale production platform for all of the years presented. The platform was sold in 2003 and is treated as discontinued operations. The results from continuing operations include, however, the operations of Matrix Asset Management Corporation in which our majority interest was sold in 2004, and the equity earnings generated by our joint venture investment in Matrix Settlement and Clearance Services, LLC in which our interest was sold in 2004. The results from continuing operations as reflected herein are not necessarily reflective of the financial results that might have occurred had the disposition of the platform actually had been completed on the indicated date, and are not indicative of any future results.

	As of and for theYear Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)

Statement of Operations Data
Net interest income before provision for loan and valuation losses	$46,723	$42,627	$41,708	$42,710	$30,183
Provision for loan and valuation losses	1,665	3,269	3,641	2,821	2,980
Net interest income after provision for loan and valuation losses	45,058	39,358	38,067	39,889	27,203
Noninterest income:
Loan administration	10,103	15,253	21,668	27,359	28,273
Brokerage	9,846	10,629	10,873	8,105	4,815
Trust services	7,217	7,853	6,781	5,345	4,036
Real estate disposition services	1,391	7,786	6,624	4,153	2,572
Gain on sale of loans and securities	2,017	6,618	14,267	5,480	4,163
Gain on sale of assets	300	31,767	-	-	3,425
Gain on sale of mortgage servicing rights, net	-	-	-	675	167
School services	1,690	2,871	2,420	4,616	5,427
Other	5,518	5,650	6,696	6,201	5,509
Total noninterest income	38,082	88,427	69,329	61,934	58,387
Noninterest expense	84,029	95,666	110,968	118,848	85,585
(Loss) income from continuing operations before income taxes	(889)	32,119	(3,572)	(17,025)	5
Income tax (benefit) expense	(2,447)	10,359	(2,575)	(7,756)	(887)
Income (loss) from continuing operations	$1,558	$21,760	$(997)	$(9,269)	$892
Income (loss) from continuing operations per share assuming dilution(1)	$0.22	$3.28	$(0.15)	$(1.43)	$0.14
Weighted average common shares assuming dilution	7,036,128	6,630,006	6,539,195	6,462,272	6,560,454

Balance Sheet Data
Total assets	$2,079,388	$1,888,860	$1,723,924	$1,701,405	$1,646,940
Securities	540,194	316,367	152,508	29,073	6,963
Total loans, net	1,353,385	1,369,539	1,344,256	1,393,810	1,340,700
Mortgage servicing rights, net	20,708	26,574	39,744	63,200	78,712
Deposits(2)	1,124,044	1,119,159	974,059	933,957	866,235
Custodial escrow balances	49,385	51,598	85,466	151,790	129,665
FHLBank borrowings	615,028	506,118	458,204	385,785	303,361
Other borrowings	90,953	93,408	114,495	125,903	222,032
Total shareholders’ equity(3)	180,728	92,315	69,684	66,936	71,312

Operating Ratios and Other Selected Data
Return from continuing operations on average total assets(4)	0.08%	1.22%	(0.06)%	(0.57)%	0.56%
Return from continuing operations on average equity(4)	1.56	28.45	(1.45)	(13.07)	1.34
Average equity to average total assets(4)	5.01	4.30	4.14	4.35	4.18
Net interest margin(4)(5)	2.52	2.68	2.88	3.06	2.14
Operating efficiency ratio(6)	91.32	61.05	73.33	76.88	71.95
Total amount of loans purchased for sale	$1,168,453	$1,738,181	$1,636,986	$1,127,632	$97,486
Balance of owned servicing portfolio (end of period)	1,717,998	2,258,840	3,183,536	5,333,627	5,656,365
Trust assets under administration (end of period)	3,079,117	18,195,726	13,280,435	7,876,329	6,017,085

Ratios of Earnings to Fixed Charges(7)
Including interest on deposits	0.98x	1.99x	0.89x	0.60x	1.00x
Excluding interest on deposits	0.97x	2.49x	0.82x	0.18x	0.99x

Loan Performance Ratios and Data
Allowance for loan and valuation losses	$9,997	$11,172	$9,789	$9,343	$9,338
Nonperforming loans(8)	16,894	31,345	31,450	30,818	37,251
Nonperforming loans/total loans(8)	1.24%	2.27%	2.32%	2.20%	2.76%
Nonperforming assets/total assets(8)	1.03	1.82	2.32	2.30	2.77
Net loan charge-offs/average loans(4)	0.20	0.14	0.23	0.21	0.17
Allowance for loan and valuation losses/total loans	0.73	0.81	0.72	0.67	0.69
Allowance for loan and valuation losses/nonperforming loans	59.17	35.64	31.13	30.32	25.07

__________

(1)
Net income (loss) per common share assuming dilution is based on the weighted average number of common shares outstanding during each period and the dilutive effect, if any, of stock options and warrants outstanding. There are no other dilutive securities.

(2)	At December 31, 2005, 2004, 2003, 2002 and 2001, the total balance of brokered deposits was $42.5 million, $247.9 million, $104.6 million, $327.3 million and $303.0 million, respectively.
(3)
Total Shareholders’ Equity at December 31, 2005 includes approximately $87.0 million in proceeds from the private offering. The Company used approximately $79.5 million of the proceeds in January 2006 to complete the issuer tender offer and purchase shares of the Company’s common stock. This use of proceeds reduced total shareholders equity in January 2006. See further discussion at Item 1., “Private Placement and Tender Offer.”

(4)	Calculations are based on average daily balances where available and monthly averages otherwise.
(5)	Net interest margin has been calculated by dividing net interest income from continuing operations before loan and valuation loss provision by average interest-earning assets.
(6)
The operating efficiency ratio has been calculated by dividing noninterest expense from continuing operations, excluding amortization of mortgage servicing rights, by operating income from continuing operations. Operating income from continuing operations is equal to net interest income before provision for loan and valuation losses plus noninterest income.

(7)
For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before taxes plus interest and rent expense. Fixed charges consist of interest and rent expense.

(8)	See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management—Nonperforming Assets” for a discussion of the level of nonperforming loans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following management’s discussion and analysis or MD&A, of the financial condition and results of operations of the Company is intended to help the reader understand the Company, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with our consolidated financial statements and the notes thereto, as well as other data included in this document.

This overview summarizes the MD&A, which includes the following sections:

•
General – a general description of our business and industry, and our measures of financial performance, as well as a description of significant transactions occurring during the year ended December 31, 2005.

•
Comparison of Results of Operations – an analysis of our financial performance comparing year-to-year results, focusing on the varied sources of the Company’s revenues and nature of the Company’s expenses.

•	Industry Specific Analysis – several separate analysis specific to the operations of a thrift including our lending activities, credit quality and asset and liability management.
•	Liquidity and Capital Resources – a description of our liquidity, debt and capital structure.
•	Critical Accounting Policies – a discussion of our accounting policies that require critical judgments and estimates from management.
•	Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements – a discussion of the various obligations and commitments of the Company.
•
Forward Looking Statements – cautionary information about forward looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from the Company’s historical results or our current expectations or projections.

General

Matrix Bancorp was formed in June 1993 when the founding shareholders of Matrix Financial and United Financial, now known as Matrix Bancorp Trading, two of our subsidiaries, exchanged all of their outstanding capital stock for shares of our stock in a series of transactions that were each accounted for as a pooling of interests. In September 1993, we acquired Doña Ana Savings and Loan Association, FSB, which was subsequently renamed Matrix Capital Bank. The acquisition was accounted for using the purchase method of accounting. We formed Matrix Asset Management Corporation, formerly United Special Services, in June 1995 and Matrix Bancorp Trading, formerly Matrix Capital Markets and United Capital Markets, in December 1996. In February 1997, we acquired The Vintage Group (whose primary subsidiary is Sterling Trust) in a pooling of interests and, accordingly, no goodwill was recorded and our consolidated financial statements for the prior periods were restated. Additionally, we acquired ABS in March 1999. The acquisition was accounted for using the purchase method of accounting. We entered into our joint venture, Matrix Settlement and Clearance Services, in September of 1999. On August 1, 2000, we sold the stock of United Capital Markets to one of the officers of that company. On August 1, 2000, Matrix Financial, our mortgage banking operation, became an operating subsidiary of Matrix Bank. On October 31, 2001, First Matrix, our broker-dealer operation, became an operating subsidiary of Matrix Bancorp Trading. On September 2, 2003, we announced the final closing and substantial completion of the sale of the production platform of Matrix Financial, effective February 28, 2003, which is treated as discontinued operations in prior period financials. On January 30, 2004, Matrix Bank sold its two branches in Las Cruces, New Mexico, and on July 12, 2004, sold its Sun City, Arizona branch. On September 10, 2004, we sold our majority interest in Matrix Asset Management Corporation, but continued operations of its realty division as MTXC Realty Corp., and on December 1, 2004, we sold our membership interest in Matrix Settlement and Clearance Services.

Private Placement and Tender Offer

On December 9, 2005, the Company completed a private offering of 5,120,000 shares of common stock, $0.0001 par value per share. The shares of our common stock were sold at a per share price of $19.00, except shares sold to an affiliate of our placement agent, which purchased shares at the offering price less the placement agent fee, or $17.67 per share. In the private offering, we raised an aggregate of $97.0 million, less a placement agent fee and certain other costs associated with raising the capital of $10.0 million, resulting in net proceeds of $87.0 million. The funds raised in the private placement were used to conduct an issuer tender offer to purchase shares of our common stock at $19.00 per share. On January 23, 2006, the Company completed the tender offer, where 4,184,277 common shares were tendered at the offering price of $19.00, or $79.5 million. Subsequent to the completion of the issuer tender offer, we have 7,556,573 shares of common stock outstanding. The purpose of the issuer tender offer was to reduce the insider ownership and ultimately increase the market float of our common stock.

Concurrently with the completion of the private offering, our former Co-Chief Executive Officers resigned from the Company, and our new executive management team was appointed. The Company has added Guy A. Gibson as our Chairman, Scot T. Wetzel as our President and Chief Executive Officer, William D. Snider as our Vice-Chairman of Matrix Bank, and Michael J. McCloskey as our Chief Operating Officer. The executive management team has significant community banking expertise and extensive knowledge of, and relationships in, the Colorado Front Range market. Under the direction of this management team, the Company intends to utilize our existing infrastructure and systems to fund the expansion of our community banking franchise to serve the needs of small to medium sized businesses and individuals in the Colorado Front Range market, and to develop a branch network within such market and to build a balance sheet of traditional loan and deposit products.

Operations

The principal components of our revenues consist of:

•	net interest income recorded by Matrix Bank, Matrix Financial and ABS School Services;
•	trust service fees generated by Sterling Trust and, until disposition of the assets of its trust services division, Matrix Bank;
•	loan administration fees generated by Matrix Financial;
•	gains on sales of single-family residential mortgage loans, multifamily loans and SBA loans and securities;
•	brokerage and consulting fees generated by Matrix Bancorp Trading and First Matrix;
•	services fees generated by MTXC Realty and our equity earnings under equity method accounting of our minority interest in Matrix Asset Management, LLC; and
•	school service fees generated by ABS.

Our results of operations are influenced by changes in interest rates and the effect of these changes on our interest margins, mortgage loan prepayments and the value of mortgage servicing portfolios. Our fee-based businesses are effected to a lesser extent by interest rates and more by competition and general market conditions

The primary source of the Company’s net revenue is net interest income, which is the difference between interest income earned on loans and investments, and interest expense paid on deposits and borrowed money. Net interest income can change significantly from period to period based on general levels of interest rates, customer prepayment patterns, the mix of interest earning assets and the mix of interest bearing and non-interest bearing deposits and borrowings. The Company manages the risk of changes in interest rates on its net interest income through an Asset/Liability Committee and through related interest rate risk monitoring and management policies and practices. In addition, the Company generates revenue through fee-based services. Many of these services provide deposits for, or have other synergies with, the core banking operations.

In 2005, the Company maintained a positive net interest gap, which means that our assets are expected to re-price quicker than our liabilities as interest rates change over time. See a detailed discussion of our strategies to manage our risk in “Item 7. – Asset and Liability Management” which follows. The continuing interest rate environment in 2005 caused continued compression of our net interest margin during much of the year. The increases in short term interest rates by the Federal Reserve beginning in June of 2004 and continuing quarterly through 2005 has caused a flattening of the yield curve. During the same period the longer end of the curve as measured by 30-year fixed rate mortgages has fallen. Many of the bulk loan portfolios acquired were at adjustable-rates, and were acquired at a modest premium. The interest rate environment has caused a significant increase in prepayment activity as the loans get closer to their adjustment periods. The higher prepayment activity has resulted in much greater than anticipated premium amortization, reducing the yield on the assets. Also, we have again experienced a significant amount of amortization expense on our mortgage servicing rights. The mortgage servicing rights are amortized based on the expected pattern and life of related servicing revenues and our investment is also evaluated quarterly for impairment. Should the long end of the interest rate curve maintain its current low level, it is likely that our mortgage servicing rights will continue to amortize rapidly as borrowers continue to refinance their mortgage loans elsewhere. If longer-term interest rates increase, there should be reduced refinance activity in mortgage loans and thus reduced mortgage servicing amortization and possibly a recovery of our recorded impairment. As many of the assets owned by the Company are variable rate, increases in longer-term rates, should have a positive impact on our net interest margin. Conversely, if interest rates generally decrease from current levels, levels of amortization and impairments could be significant and net interest margin could be compressed further.

Certain of our fee based businesses, including the acquisition, brokerage and sale of SBA loans and loan pools, continue to be a strong point in our operations, and in positively impacting our core banking operations. Growth in core deposits continued in 2005, primarily driven by deposits generated by subsidiaries of the Company for Matrix Bank.

Through our business strategy discussed in Item 1. “New Business Strategy and Name Change”, we will focus on utilizing our existing infrastructure and reporting and accounting systems, as well as the income and equity generated from our wholesale banking operations, to fund the expansion of our community banking franchise in order to serve the needs of small to medium sized businesses and individuals in the Colorado Front Range market. Please see Item 1. “New Business Strategy and Name Change” for detailed discussion.

The following portions of the MD&A focus in more detail on the results of operations for 2005, 2004 and 2003 and on information about the Company’s balance sheet, credit quality, liquidity and funding resources, capital, critical accounting estimates and other matters.

Comparison of Results of Operations for Fiscal Years 2005 and 2004

Net Income from Continuing Operations. The Company earned net income of $1.6 million for the fiscal year 2005 compared to net income of $21.8 million for fiscal year 2004. Income per share from continuing operations was $0.22 per basic and diluted share for the fiscal year 2005, as compared to $3.34 per basic share and $3.28 per diluted share for the fiscal year 2004. Our 2005 income before taxes includes expenses in the fourth quarter of 2005 of approximately $7.9 million related to the private placement and tender offer discussed above. The costs included severance payments and contract buy-outs of our former senior management and certain members of the board of directors of approximately $3.4 million, the buy-out of options in-the-money and outstanding prior to the private placement of approximately $3.8 million, and other compensation and compensation related expenses associated with the transaction of approximately $680 thousand. Costs directly related to the issuance of the shares under the private placement of approximately $10.0 million were charged against the funds raised in equity and are not reflected as an expense in our financial statements. In addition, our 2005 other general and administrative expense includes approximately $3.1 million in settlement of the Adderley litigation matter at Sterling Trust in the fourth quarter of 2005, discussed in detail in Item 3. “Legal Proceedings”, and an approximate $2.3 million charge in the fourth quarter of 2005 to adjust our single-family loans held for sale portfolio to the current market value. In contrast, our 2004 income before taxes includes gains recognized on the sale of the retail branches of Matrix Bank in Sun City, Arizona and Las Cruces, New Mexico of approximately $10.0 million, gain on the sale of our majority interest in Matrix Asset Management Corporation of $13.5 million and gain on the sale of our interest in Matrix Settlement and Clearance Services, LLC of approximately $8.3 million. Offsetting a portion of these gains was a charge of approximately $3.0 million to settle a bankruptcy preference claim, and a charge of approximately $1.4 million in connection with the transfer of our servicing platform at Matrix Financial to a third party subservicer.

Net Interest Income. Net interest income before provision for loan and valuation losses increased $4.1 million to $46.7 million for fiscal year 2005 as compared to $42.6 million for fiscal year 2004. The increase in net interest income before provision for loan and valuation losses was attributable to an overall increase in the Company’s average balance of interest-earning assets to $1.86 billion for the year ended December 31, 2005 as compared to $1.59 billion for the year ended December 31, 2004, and an increase in the yield on those interest-earning assets of 17 basis points to 4.85% for the year ended December 31, 2005 as compared to 4.68% for the year ended December 31, 2004. The impact of the increase in the average balance of interest-earning assets and the yield on those assets, as discussed above, was offset by a 38 basis point increase in the cost of our interest-bearing liabilities to 2.60% for the year ended December 31, 2005 as compared to 2.22% for the year ended December 31, 2004, as well as an increase in our average interest-bearing liabilities to $1.67 billion for December 31, 2005 as compared to $1.43 billion for December 31, 2004. The greater increase in the cost of our interest-bearing liabilities than the yield on our interest-earning assets caused our net interest margin to decrease 16 basis points to 2.52% for the year ended December 31, 2005 from 2.68% for the year ended December 31, 2004, and caused the interest rate spread to decrease to 2.25% for the year ended December 31, 2005 from 2.46% for the year ended December 31, 2004. The increases in the cost and yield were in response to the changes in the overall interest rate environment. The compression of our interest rate margin is due primarily to the flattening of the yield curve in 2005. In addition, we experienced a lower balance of noninterest bearing custodial balances as a result of the overall decrease in our servicing portfolio, as well as a significantly high level of prepayments on our single-family loan portfolio both of which contributed to the interest margin compression. We historically have focused on the acquisition of adjustable rate loans, primarily single-family residential loans, at a modest premium, and investment securities which tend to have lower initial interest rate, and which have been financed by short term deposits and FHLBank borrowings. As interest rates have increased, the cost of our liabilities has increased, and our assets have repaid more rapidly than anticipated at acquisition, reducing the anticipated yield as a result of writing-off the associated premium. As a result, the Company has been buying more mortgage backed securities than in the past typically acquired at a discount, to offset some of the prepayment risk that exists in our single-family residential loan portfolio. See further information on, and a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see “Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes.”

Provision for Loan and Valuation Losses. The provision for loan and valuation losses decreased $1.6 million, or 49.1%, to $1.7 million for fiscal year 2005 as compared to $3.3 million for fiscal year 2004. This decrease was attributable to lower levels of required reserves at Matrix Bank and Matrix Financial as compared to 2004 as nonperforming assets continue to decline, coupled with a higher percentage of the Company’s assets being invested in mortgage backed securities as opposed to loans. For a discussion of the components of the allowance for loan losses, see “Asset and Liability Management—Analysis of Allowance for Loan and Valuation Losses.” For a discussion on the allowance as it relates to nonperforming assets, see “Asset and Liability Management—Nonperforming Assets.”

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $5.1 million to $10.1 million for fiscal year 2005 as compared to $15.2 million for fiscal year 2004. Loan service fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio decreased to an average balance of $2.0 billion for fiscal year 2005 as compared to an average balance of $2.7 billion for fiscal year 2004. The decrease was also due to a decrease in the average service fee (including all ancillary income) to 0.47% for the year ended December 31, 2005 as compared to 0.55% for the year ended December 31, 2004. Matrix Financial anticipates loan administration fees to continue to decrease as its servicing portfolio decreases through normal amortization and prepayments.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage loans and mortgage servicing rights and SBA trading fees. Brokerage fees decreased by $780 thousand, or 7.4%, to $9.8 million for fiscal year 2005 as compared to $10.6 million for fiscal year 2004. This decrease was due to a decrease in revenue generated from the brokerage of servicing assets which declined to $410 thousand for the year ended December 31, 2005 as compared to $2.0 million for the year ended December 31, 2004, as well as a decline in the income generated from SBA trading fees to $1.7 million for the year ended December 31, 2005 as compared to $3.0 million for the year ended December 31, 2004, the impact of which was offset by increases in revenues generated from whole loan brokerage activities to $6.1 million for fiscal year 2005 as compared to $3.9 million for fiscal year 2004. These variances are due to market conditions and changes in market demand year to year, and are not unusual or unexpected given the volatility involved in brokerage activities.

Trust Services. Trust service fees decreased $640 thousand, or 8.1%, to $7.2 million for fiscal year 2005 as compared to $7.8 million for fiscal year 2004. The decrease is due to a decrease in total trust accounts under administration of 43,491 accounts at December 31, 2005 from 60,228 accounts at December 31, 2004, and total fiduciary assets under administration which decreased to $3.08 billion at December 31, 2005 from $18.2 billion at December 31, 2004. The decrease was due to the sale of substantially all of the assets of Matrix Bank’s trust department in connection with the 2004 sale of our interest in Matrix Settlement and Clearance Services, LLC, which sale closed April 30, 2005. The ongoing trust services are generated through Sterling Trust Company and are anticipated to experience growth over the next year based on the marketing efforts at Sterling Trust Company.

Real Estate Disposition Services. Real estate disposition services represents fees earned by MTXC Realty Corp., formerly known as Matrix Asset Management Corporation, for real estate brokerage services provided on foreclosed properties owned by third party financial services companies and financial institutions in the Denver metro area, and our equity earnings in the new company formed with the 2004 sale of substantially all of the assets of Matrix Asset Management Corporation. Real estate disposition services revenues decreased to $1.4 million for fiscal year 2005 as compared to $7.8 million for fiscal year 2004. The decrease is because 2004 includes revenues from the operations of Matrix Asset Management Corporation through the date of the sale of substantially all of the assets of Matrix Asset Management Corporation. As noted in Item 1. “New Business Strategy and Name Change”, we may exercise our put option for our remaining 25% interest in the company formed with the sale of the assets of Matrix Asset Management Corporation during 2006. The impact of exercising the put will be to decrease our real estate disposition services revenue in 2006 due to not having the continuing equity pick up in the company formed with the sale. In addition, management is evaluating the disposition of the remaining operations of MTXC Realty during the first quarter of 2006 and discontinuing our involvement in the real estate disposition line of business, which will also decrease to nominal amounts the levels of real estate disposition services revenues in 2006.

Gain on Sale of Loans and Securities. Gain on sale of loans and securities decreased $4.6 million, or 69.5%, to $2.0 million for fiscal year 2005 as compared to $6.6 million for fiscal year 2004. The gains include gains on sale of repurchased FHA and VA loans previously sold from our mortgage servicing rights portfolio of $970 thousand for the year ended December 31, 2005 as compared to $5.0 million for the year ended December 31, 2004, a decrease of $4.0 million. Gains on sale of repurchased FHA and VA loans relate to delinquent loans that are purchased out of loan pools of which Matrix Financial acts as servicer and then re-sells into the secondary market. As the overall size of our servicing portfolio decreases, coupled with the increase in short-term interest rates and flat overall interest rates, the gains related to repurchased FHA and VA loans have decreased and are anticipated to continue to decrease. The gains on sale of loans and securities also reflects a decrease of $750 thousand in gains on the sale of originated SBA and multifamily loans at Matrix Bank, to $540 thousand for the year ended December 31, 2005 as compared to $1.3 million for the year ended December 31, 2004. Gains on sale of investment securities increased $70 thousand to $490 thousand in 2005 from $420 thousand in 2004. The gains on sale of loans and securities can fluctuate significantly from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, and as market conditions dictate, the particular loan portfolios we elect to sell.

Gain on Sale of Assets. The gain on sale of assets decreased to $300 thousand for the year ended December 31, 2005 as compared to $31.8 million for the year ended December 31, 2004. The 2005 gain reflects the gain on the sale of the assets of the trust operations of Matrix Bank, where 2004 includes the gain on the sale of our majority interest in Matrix Asset Management Corporation of $13.5 million, the gain on the sale of the branches of Matrix Bank in Las Cruces, New Mexico of $5.1 million and in Sun City, Arizona of $4.9 million, and the $8.3 million gain on the sale of our interest in Matrix Settlement and Clearance Services, LLC. Gains on the sale of assets fluctuate significantly from year to year based on the particular assets we elect to sell. Items noted in Item 1. “New Business Strategy and Name Change” are anticipated to impact the level of gains on sale of assets in 2006.

School Services. School services income represents fees earned by ABS, operating as The GEO Group, for outsourced business and consulting services provided primarily to charter schools. School services income decreased $1.2 million, or 41.1%, to $1.7 million for fiscal year 2005 as compared to $2.9 million for fiscal year 2004. This decrease was primarily due to decreases in the number of core business service clients. We continue to reduce the number of business service clients as a result of the strategic decision in mid 2002 to downsize the level of capital committed to ABS, and to reduce our operating exposure in this line of business.

Other Income. Other income, which includes equity in earnings of unconsolidated subsidiaries, income earned on bank owned life insurance, rental income and other miscellaneous income items, slightly decreased by $130 thousand, or 2.3%, to $5.5 million for fiscal year 2005 as compared to $5.6 million for fiscal year 2004. The decrease was due to a combination of the following items impacting our levels of revenues. In fiscal 2005, due to the sale of our 45% interest in the joint venture Matrix Settlement and Clearance, LLC, we did not have an equity pick-up in which was a decrease of $1.5 million. We also experienced a decrease in the level of equity pick-up in our investment in the new company formed from the sale of substantially all of the assets of Matrix Asset Management Corporation of $290 thousand to $150 thousand for 2005. These decreases were offset by an increase in loan referral fees of approximately $920 thousand to $860 thousand for fiscal 2005 due primarily to increases in prepayment and other loan fees, as well lower levels of losses in the equity earnings in our unconsolidated trust preferred securities trusts which in fiscal 2004 had charges for the early call of debt that exceeded those incurred in 2005 by $350 thousand. See further discussion of these transactions in Item 1. Business. Remaining fluctuations are based on the nature of the accounts reflected in other income.

Noninterest Expense. Noninterest expense decreased $11.7 million, or 12.2%, to $84.0 million for fiscal year 2005 as compared to $95.7 million for fiscal year 2004. The decrease is primarily due to a decrease in the level of amortization on our mortgage servicing rights asset to $7.8 million for fiscal year 2005 as compared to $16.1 million for fiscal year 2004, as well as decreases in occupancy and equipment, and other general and administrative expenses related primarily to the restructuring and other asset sales which occurred in 2004 and which impacted levels of those expenses. Offsetting these decreases was the inclusion in compensation and employee benefits expense of approximately $7.9 million severance, contract buy-out and option buy-out expenses associated with the private placement and tender offer, discussed in Item 1. “Private Placement and Tender Offer”. Had these expenses not been incurred, levels of compensation and employee benefits expenses would also have declined due to the restructuring activities closed in 2004 decreasing the levels of those ongoing costs. In addition, these expenses include $3.1 million charge for the settlement of the Adderley litigation discussed in Item 3. “Legal.”, and a $2.3 million expense to adjust our single-family loans held for sale portfolio to the current market value. The following table details the major components of noninterest expense for the periods indicated

	Year Ended December 31,
	2005	2004
	(Dollars in thousands)
Compensation and employee benefits	$32,371	$32,891
Amortization of mortgage servicing rights	7,764	16,100
Occupancy and equipment	4,997	6,166
Postage and communication	1,355	2,001
Professional fees	2,936	3,242
Mortgage servicing rights subservicing fees	3,073	300
Data processing	963	2,705
Subaccounting fees	13,447	7,738
Recovery of mortgage servicing rights	(1,180)	(444)
Other general and administrative	18,303	24,967
Total	$84,029	$95,666

Compensation and employee benefits decreased $520 thousand, or 1.6%, to $32.4 million for fiscal year 2005 as compared to $32.9 million for fiscal year 2004. This decrease was despite the inclusion of compensation costs, including severance, contract buy-outs and option buy-outs, associated with the private placement and tender offer of $7.9 million. Absent these expenses, basic compensation and employee benefits decreased approximately $8.5 million due to reductions in the overall number of employees for the year caused by the 2004 sales of our majority interest in Matrix Asset Management Corporation, the Matrix Bank branches and reductions of employees at Matrix Financial due to the transfer of servicing to the third party sub-servicer. The Company has 309 employees at December 31, 2005. At January 1, 2004, the Company had 509 employees, which over the course of two years is a decrease of 200 employees, or 39.3%. With the implementation of the items discussed at Item 1. “New Business Strategy and Name Change”, we anticipate that our number of employees and basic compensation and employee benefits expense will increase in 2006, primarily due to additions of branch personnel at Matrix Bank.

Amortization of mortgage servicing rights decreased $8.3 million, or 51.8%, to $7.8 million for fiscal year 2005 as compared to $16.1 million for fiscal year 2004. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The decrease was due to a combination of the decrease in the average balance in our mortgage servicing rights portfolio to $2.01 billion at December 31, 2005 as compared to $2.66 billion at December 31, 2004, as well as a decrease in the average prepayment speeds on our servicing portfolio which for fiscal year 2005 was at an average of 23.7% as compared to 27.5% during fiscal year 2004. Amortization of mortgage servicing rights is included in expenses of our mortgage banking operating segment.

Recovery of mortgage servicing rights reflects a recovery of our previously recorded impairment charges of $1.2 million for the year ended December 31, 2005 as compared to a recovery of $440 thousand for the year ended December 31, 2004. The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor, among other things, to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows. Due to changes in the interest rate environment during the year, among other factors, an impairment recovery against the valuation of the asset was recorded. It is not possible to estimate if future impairments or recoveries will occur, and further changes in market interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future periods. The impairment or recovery on mortgage servicing rights is included in expenses of our mortgage banking operating segment.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication, professional fees, mortgage servicing rights subservicing fees, data processing costs, subaccounting fees and other general and administrative expenses decreased $2.0 million, or 4.3%, to $45.1 million for fiscal year 2005 as compared to $47.1 million for fiscal year 2004. The decrease is primarily due to decreases in levels of repurchase reserves, foreclosure expense and write-offs of receivables at Matrix Financial which decreased $5.7 million, to a total of $2.4 million for fiscal 2005 as compared to $8.1 million for fiscal 2004 due to decreases in the levels of loans repurchased through representation and warranty provisions related to our discontinued mortgage loan origination business, and due to lower levels of non-performing receivables as compared to 2004. There were also decreases in occupancy and equipment, postage and related general and administrative expenses associated with the restructuring undertaken in 2004 including the sale of substantially all of the assets of Matrix Asset Management and sale of Matrix Bank’s branches in Arizona and New Mexico. Off-setting the decrease is an increase as compared to 2004 in subaccounting fees at Matrix Bank of $5.7 million to $13.4 million for fiscal 2005, due to increases in the levels of institutional deposits held on which subaccounting services are incurred and the level of fees, which generally move with changes in the targeted Fed Funds rate. In addition, there were increases in other general and administrative expenses due to inclusion of a $2.3 million charge to adjust the value of our single-family residential loans held for sale portfolio to market, and $3.1 million in litigation settlement costs related to the Adderley matter discussed in Item 3. “Legal” above. It should be noted, however, that in 2004, general and administrative included litigation settlement amounts of approximately $3.0 million recorded for litigation settlements at Matrix Financial and at Matrix Bank. Finally, it should be noted that the costs associated with the assignment of our servicing rights to a sub-servicer which occurred in December of 2004 are reflected in mortgage rights subservicing fees. These costs increased in fiscal 2005 as compared to fiscal 2004, but there was a decrease in data processing costs which is where prior costs associated with servicing the mortgage servicing rights portfolio were contained. In total, these costs increased $1.0 million, or 34.3%.

Income Taxes. Income taxes reflect a benefit of $2.4 million for fiscal year 2005 as compared to a provision of $10.4 million for fiscal year 2004. Our effective tax benefit is 275.3% for fiscal year 2005 as compared to an effective tax rate of 32.3% for fiscal year 2004. The effective tax rates are affected by the level of tax-exempt income at ABS and Matrix Bank in proportion to the level of net income or loss from continuing operations before income taxes, utilization of tax credits generated by subsidiaries of Matrix Bank, and by utilization of state net operating loss carry-forwards. The net tax exempt interest income was approximately $2.7 million and $3.3 million for the years ended December 31, 2005 and 2004, respectively. Tax credits utilized were approximately $730 thousand and $380 thousand for the years ended December 31, 2005 and 2004, respectively.

Comparison of Results of Operations for Fiscal Years 2004 and 2003

Net Income (loss) from Continuing Operations. Income of $21.8 million for the fiscal year 2004 was recognized, an improvement of $22.8 million to the loss of $(1.0) million for fiscal year 2003. Income (loss) per share from continuing operations was $3.34 per basic share and $3.28 per diluted share for the fiscal year 2004, as compared to $(0.15) per basic and diluted share for the fiscal year 2003. Our 2004 income before taxes includes gains recognized on the sale of the retail branches of Matrix Bank in Sun City, Arizona and Las Cruces, New Mexico of approximately $10.0 million, gain on the sale of our majority interest in Matrix Asset Management Corporation of $13.5 million and gain on the sale of our interest in Matrix Settlement and Clearance Services, LLC of approximately $8.3 million. Offsetting a portion of these gains was a charge of approximately $3.0 million to settle a bankruptcy preference claim, and a charge of approximately $1.4 million in connection with the transfer of our servicing platform to a third party subservicer. Our loss in 2003 was primarily caused by $32.5 million of amortization of our mortgage servicing asset due to an increase in the prepayment speeds on the loans underlying the mortgage servicing asset caused by the historical low interest rate environment.

Net Interest Income. Net interest income before provision for loan and valuation losses increased $920 thousand to $42.6 million for fiscal year 2004 as compared to $41.7 million for fiscal year 2003. Our net interest margin, however, decreased 20 basis points to 2.68% for the year ended December 31, 2004 from 2.88% for the year ended December 31, 2003, and interest rate spread decreased to 2.46% for the year ended December 31, 2004 from 2.57% for the year ended December 31, 2003. The decrease in net interest margin and the interest rate spread is due to a combination of a 40 basis point decrease in the average rate earned on average interest-earning assets to 4.68% for the year ended December 31, 2004 as compared to 5.08% for the year ended December 31, 2003, while the average balance of interest earning assets increased to $1.59 billion for the year ended December 31, 2004 as compared to $1.45 billion for the year ended December 31, 2003, reducing the impact of the reduction in rates. The effects of the decrease in rates on interest-earning assets was also offset partially by a decrease in the cost of our interest-bearing liabilities of 29 basis points to 2.22% for the year ended December 31, 2004 as compared to 2.51% for the year ended December 31, 2003, however, our average interest-bearing liabilities increased to $1.43 billion for December 31, 2004 as compared to $1.27 billion for December 31, 2003. Both the decrease in the rate earned on our average interest-earning assets, and the decrease in the cost of our average interest-bearing liabilities are driven by continued low levels of market interest rates. The yield earned on our interest earning assets is further impacted by our focus on the acquisition of adjustable rates loans. For a tabular presentation of the changes in net interest income due to changes in volume of interest-earning assets and changes in interest rates, see “Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes.”

Provision for Loan and Valuation Losses. The provision for loan and valuation losses decreased $370 thousand, or 10.2%, to $3.3 million for fiscal year 2004 as compared to $3.6 million for fiscal year 2003. This decrease was attributable to the procedures followed at Matrix Bank and Matrix Financial in the determination of prudently conservative loan valuation balances. The decrease is consistent with the decline in nonperforming assets that occurred at both entities. For a discussion of the components of the allowance for loan losses, see “Asset and Liability Management—Analysis of Allowance for Loan and Valuation Losses.” For a discussion on the allowance as it relates to nonperforming assets, see “Asset and Liability Management—Nonperforming Assets.”

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

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining to mortgage loans and mortgage servicing rights and SBA trading fees. Brokerage fees decreased slightly by $240 thousand, or 2.2%, to $10.6 million for fiscal year 2004 as compared to $10.9 million for fiscal year 2003. This relative consistency was due to increases in revenues generated from the brokerage of servicing assets which rose to $2.0 million for the year ended December 31, 2004 as compared to $470 thousand for the year ended December 31, 2003, offset by a decline in revenues generated from whole loan brokerage activities, which decreased to $3.9 million for fiscal year 2004 as compared to $5.0 million for fiscal year 2003. These variances are due to market conditions and changes in market demand year to year.

Trust Services. Trust service fees increased $1.1 million, or 15.8%, to $7.9 million for fiscal year 2004 as compared to $6.8 million for fiscal year 2003. The increase is due to an increase in total trust accounts under administration of 60,228 accounts at December 31, 2004 from 50,251 accounts at December 31, 2003, and total fiduciary assets under administration which increased to $18.2 billion at December 31, 2004 from $13.3 billion at December 31, 2003. The growth was due to increases at Matrix Bank’s trust department, driven by the business referred to us by Matrix Settlement & Clearance Services, LLC. As noted above, the assets and operations of the trust department at Matrix Bank were in process of being sold at December 31, 2004 to the purchaser of our interest in Matrix Settlement and Clearance Services, LLC.

Real Estate Disposition Services. Real estate disposition services represents fees earned by Matrix Asset Management Corporation for real estate management and disposition services provided on foreclosed properties owned by third party financial services companies and financial institutions, through the date of the sale of our majority interest in Matrix Asset Management Corporation as discussed above, and our equity earnings in the new company, as well as fee revenue generated by MTXC Realty Corp., the realty division maintained by the Company. Real estate disposition service revenue increased $1.2 million, or 17.5%, between the fiscal years 2004 and 2003 to $7.8 million for the year ended December 31, 2004 as compared to $6.6 million for the year ended December 31, 2003. The increase was due to volume of properties closed and new clients obtained prior to the date of the sale noted above.

Gain on Sale of Loans and Securities. Gain on sale of loans and securities decreased $7.7 million, or 53.6%, to $6.6 million for fiscal year 2004 as compared to $14.3 million for fiscal year 2003. The gains include gains on sale of repurchased FHA and VA loans previously sold from our mortgage servicing rights portfolio of $5.0 million for the year ended December 31, 2004 as compared to $10.2 million for the year ended December 31, 2003, a decrease of $5.2 million. Gains on sale of repurchased FHA and VA loans relate to delinquent loans that are purchased out of loan pools of which Matrix Financial acts as servicer and then re-sells into the secondary market. As the overall size of our servicing portfolio decreases, coupled with the increase in interest rates, the gains related to repurchased FHA and VA loans is anticipated to decrease. The gains on sale of loans and securities also reflects a decrease of $480 thousand in gains on the sale of originated SBA and multifamily loans at Matrix Bank, to $1.3 million for the year ended December 31, 2004 as compared to $1.8 million for the year ended December 31, 2003. Gains on sale of investment securities decreased $440 thousand to $420 thousand in 2004 from $860 thousand in 2003. The gains on sale of loans and securities can fluctuate significantly from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, and as market conditions dictate, the particular loan portfolios we elect to sell.

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

	Year Ended December 31,
	2004	2003
	(Dollars in thousands)
Compensation and employee benefits	$32,891	$34,984
Amortization of mortgage servicing rights	16,100	32,497
Occupancy and equipment	6,166	6,172
Postage and communication	2,001	2,435
Professional fees	3,242	3,357
Mortgage servicing rights subservicing fees	300	-
Data processing	2,705	2,860
Subaccounting fees	7,738	5,845
Recovery of mortgage servicing rights	(444)	(2,950)
Other general and administrative	24,967	25,768
Total	$95,666	$110,968

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

Amortization of mortgage servicing rights decreased $16.4 million, or 50.5%, to $16.1 million for fiscal year 2004 as compared to $32.5 million for fiscal year 2003. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. In response to the continued historic low interest rates prevalent in the market, prepayment speeds on our servicing portfolio remained high at an average of 27.5% during fiscal year 2004 as compared to 35.4% during fiscal year 2003. Additionally, there was a substantial decrease in the average balance of our mortgage servicing rights portfolio to $2.66 billion for fiscal year 2004 as compared to $4.24 billion for fiscal year 2003.

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

	Year Ended December 31,
	2005			2004			2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans receivable	$1,411,974	$68,254	4.83%	$1,373,246	$64,724	4.71%	$1,376,723	$71,202	5.17%
Securities	398,957	19,896	4.99	182,674	8,639	4.73	28,437	1,465	5.15
Interest-earning deposits	13,340	420	3.15	3,694	35	0.95	14,227	135	0.95
FHLBank stock	33,460	1,521	4.55	30,817	1,028	3.34	30,611	905	2.96
Total interest-earning assets	1,857,731	90,091	4.85%	1,590,431	74,426	4.68%	1,449,998	73,707	5.08%

Noninterest-earning assets:
Cash	35,681			51,197			46,451
Allowance for loan and valuation losses	(11,137)			(10,595)			(9,008)
Premises and equipment	18,197			22,341			25,542
Other assets	100,683			125,946			153,114
Total noninterest-earning assets	143,424			188,889			216,099
Total assets	$2,001,155			$1,779,320			$1,666,097

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$395	6	1.27%	$3,014	38	1.26%	$5,706	74	1.30%
Money market and NOW accounts	881,219	11,789	1.34	619,835	4,764	0.77	444,468	3,928	0.88
Certificates of deposit	119,857	4,088	3.41	188,097	5,862	3.12	336,623	9,336	2.77
FHLBank borrowings	574,982	20,305	3.53	502,740	12,391	2.46	366,627	9,379	2.56
Borrowed money and junior subordinated debentures	92,055	7,180	7.80	115,905	8,744	7.54	120,471	9,282	7.70
Total interest-bearing liabilities	1,668,508	43,368	2.60%	1,429,591	31,799	2.22%	1,273,895	31,999	2.51%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	216,131			253,605			317,693
Other liabilities	16,362			19,633			5,510
Total noninterest-bearing liabilities	232,493			273,238			323,203
Shareholders’ equity	100,154			76,491			68,999
Total liabilities and shareholders’ equity	$2,001,155			$1,779,320			$1,666,097
Net interest income before provision for loan and valuation losses		$46,723			$42,627			$41,708
Interest rate spread			2.25%			2.46%			2.57%
Net interest margin			2.52%			2.68%			2.88%
Ratio of average interest-earning assets to averageinterest-bearing liabilities			111.34%			111.25%			113.82%
Analysis of Changes in Net Interest Income Due to Changes in Interest Rates and Volumes

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	changes in volume, in other words, changes in volume multiplied by old rate; and
•	changes in rate, in other words, changes in rate multiplied by old volume.

For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2005 vs. 2004 Increase (Decrease) Due to Change in			Year Ended December 31, 2004 vs. 2003 Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,879	$1,651	$3,530	$(179)	$(6,299)	$(6,478)
Securities	10,756	501	11,257	7,303	(129)	7,174
Interest-earning deposits	204	181	385	(100)	-	(100)
FHLBank stock	94	399	493	6	117	123
Total interest-earning assets	12,933	2,732	15,665	7,030	(6,311)	719

Interest-bearing liabilities:
Passbook accounts	(32)	-	(32)	(34)	(2)	(36)
Money market and NOW accounts	2,542	4,483	7,025	1,377	(541)	836
Certificates of deposit	(2,285)	511	(1,774)	(4,532)	1,058	(3,474)
FHLBank borrowings	1,975	5,939	7,914	3,389	(377)	3,012
Borrowed money and guaranteed preferred beneficial interest	(1,852)	288	(1,564)	(347)	(191)	(538)
Total interest-bearing liabilities	348	11,221	11,569	(147)	(53)	(200)
Change in net interest income before provision for loan and valuation losses	$12,585	$(8,489)	$4,096	$7,177	$(6,258)	$919

Asset and Liability Management

General. A significant portion of our revenues and net income is derived from net interest income and, accordingly, we strive to manage our interest-earning assets and interest-bearing liabilities to generate what we believe to be an appropriate contribution from net interest income. Asset and liability management seeks to control the volatility of our performance due to changes in interest rates. We constantly attempt to achieve an appropriate relationship between rate sensitive assets and rate sensitive liabilities. We have responded to interest rate volatility by developing and implementing asset and liability management strategies designed to increase noninterest income and improve the match between interest-earning assets and interest-bearing liabilities. These strategies include:

▪	introduction of Matrix Bank branches to secure commercial and retail deposits;
▪	purchasing adjustable rate mortgages;
▪
increasing emphasis on the origination of construction, multifamily and commercial real estate lending, including SBA loans, which tend to have higher interest rates with shorter loan maturities than residential mortgage loans and generally are at adjustable rates;

▪	acquisition and sales of guaranteed portions of SBA loans, which are generally at adjustable rates;
▪	extending the maturity of our interest-bearing liabilities by borrowing longer-term advances from the FHLBank;
▪
pursuing institutional alliances or depository relationships that provide fee-based income or generate liabilities that are less expensive or less interest rate sensitive than retail deposits or borrowings from third party institutions to fund our investing activities;

▪	focusing on noninterest-bearing custodial escrow balances related to our mortgage servicing rights;
▪	using Matrix Bank as the settlement bank for settlement and clearing services offered by Sterling Trust to generate deposits; and
▪	participation in lines of business that are less interest rate sensitive, such as brokerage activities, consulting services and self-directed trust services.

The strategies outlined have been adhered to over the past several years. As a result of the strategies, Matrix Bank is slightly positively gapped, which means that over time its assets will re-price quicker than its liabilities as interest rates fluctuate. As a result, if interest rates increase, the rising interest rates should have a positive impact on the net interest income. However, if interest rates remain static or decrease further, or if short-term interest rates increase without a comparable increase in long-term interest rates, we should experience some compression in our future net interest income as certain of our interest-bearing and noninterest-bearing liabilities will not re-price lower commensurate with declines in asset yields. Due to the interest rate environment, our investment in mortgage servicing rights was unprofitable in 2005 and 2004. In the current interest rate environment, albeit less than the past two years, the investment in mortgage servicing rights will cause the amortization of the investment to remain at higher levels than initially estimated. Due to the 2003 sale of the production platform at Matrix Financial, we do not anticipate increasing our investment in mortgage servicing rights, except related to bulk loan purchases at Matrix Bank. The servicing function performed by Matrix Financial was transferred to a third party sub-servicer in the fourth quarter of 2004. We believe this will allow us to lower our overall cost structure necessitated by the continuing decrease in the mortgage servicing investment. We will continue to consider several options related to servicing, including strategic sales of the servicing asset.

During 2004, we sold our three retail branch locations in Las Cruces, New Mexico and Sun City, Arizona. Included in the sales were approximately $182.5 million of retail deposits, and approximately $22.8 million of loans. The decision to sell the locations allowed us in 2005 to focus our efforts on generating institutional depository alliances.

As noted in Item 1. “New Business Strategy and Name Change.”, during 2006, our executive management team will implement a strategy to increase the community banking footprint of Matrix Bank and anticipates increasing the levels of traditional loan and deposit products aimed at serving the needs of small to medium sized businesses and individuals in the Colorado Front Range market.

Lending Activities. Our major interest-earning asset is our loan portfolio. A significant part of our asset and liability management involves monitoring the composition of our loan portfolio, including the corresponding maturities. The following table sets forth the composition of our loan portfolio by loan type as of the dates indicated. The amounts in the table below are shown net of premiums, discounts and other deferred costs and fees.

	As of December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
				(Dollars in thousands)

Residential	$885,740	65.44%	$999,202	72.96%	$903,186	67.19%	$1,001,885	71.88%	$1,055,284	78.71%
Multifamily, commercial real estate and commercial	429,312	31.72	325,885	23.80	379,931	28.26	313,237	22.47	192,225	14.34
School financing	24,038	1.78	30,402	2.22	46,765	3.48	49,560	3.56	61,969	4.62
Construction	24,049	1.78	24,644	1.80	21,201	1.58	34,160	2.45	35,158	2.62
Consumer	243.02		578	0.04	2,962	0.22	4,311	0.31	5,402	0.40
Total loans	1,363,382	100.74	1,380,711	100.82	1,354,045	100.73	1,403,153	100.67	1,350,038	100.70
Less allowance for loan and valuation losses	9,997	0.74	11,172	0.82	9,789	0.73	9,343	0.67	9,338	0.70
Loans receivable, net	$1,353,385	100.00%	$1,369,539	100.00%	$1,344,256	100.00%	$1,393,810	100.00%	$1,340,700	100.00%

The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2005, excluding the allowance for loan losses. Actual maturities may differ from the maturities shown below as a result of renewals and prepayments or the timing of loan sales.

	As of December 31, 2005
	Less than One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)
Residential	$413	$6,794	$878,533	$885,740
Multifamily, commercial real estate and commercial	11,651	18,095	399,566	429,312
School financing	4,011	2,214	17,813	24,038
Construction	21,844	2,205	-	24,049
Consumer	103	26	114	243
Total loans	$38,022	$29,334	$1,296,026	$1,363,382

Loans held for sale, excluding the allowance for loan losses, which are primarily contractually due in less than one to five years, are split between fixed and adjustable rates as follows:

	As of December 31, 2005
	Less than One Year	One to Five Years	Over Five Years	Total
		(Dollars in thousands)
Fixed	$4,395	$4,075	$46,887	$55,357
Adjustable	42	3,241	873,991	877,274
Total loans	$4,437	$7,316	$920,878	$932,631

Loans held for investment, excluding the allowance for loan losses, which are contractually due in one or more years, are split between fixed and adjustable rates as follows:

	As of December 31, 2005
	Less than One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)
Fixed	$1,505	$7,935	$110,988	$120,428
Adjustable	32,080	14,083	264,160	310,323
Total loans	$33,585	$22,018	$375,148	$430,751

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

	As of December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual residential mortgage loans	$8,903	$12,157	$19,599	$15,123	$19,039
Nonaccrual commercial real estate, commercial loans and school financing	7,991	19,148	11,851	15,649	18,172
Nonaccrual consumer loans	-	40	-	46	40
Total nonperforming loans	16,894	31,345	31,450	30,818	37,251
Foreclosed real estate	4,526	2,955	8,538	8,343	8,355
Total nonperforming assets	$21,420	$34,300	$39,988	$39,161	$45,606
Total nonperforming loans to total loans	1.24%	2.27%	2.32%	2.20%	2.76%
Total nonperforming assets to total assets	1.03%	1.82%	2.32%	2.30%	2.77%
Ratio of allowance for loan and valuation losses to total nonperforming loans	59.17%	35.64%	31.13%	30.32%	25.07%
Interest on nonperforming loans not included in interest income	$529	$652	$1,084	$916	$1,773

We accrue for interest on government-sponsored loans such as FHA insured and VA guaranteed loans which are past due 90 or more days, as the majority of the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $11.0 million, $18.1 million and $12.2 million at December 31, 2005, 2004 and 2003, respectively. These accruing loans are not included in the balances of nonaccrual loans above.

Nonaccrual residential mortgage loans as a percentage of total loans were 0.7% at December 31, 2005, 0.9% at December 31, 2004, 1.4% at December 31, 2003, 1.1% at December 31, 2002 and 1.4% at December 31, 2001. The nonaccrual residential mortgage loans have decreased at December 31, 2005 as compared to December 31, 2004. The decrease is due to higher levels of payoffs and the sale of under-performing loans by Matrix Financial in 2005.

The nonaccrual commercial loans and school financing at December 31, 2005 substantially decreased as compared to December 31, 2004.

With regard to our school financing, a majority of our origination of tax-exempt financing for charter schools is for the purchase of real estate. The balance of these loans on nonaccrual status decreased $5.3 million as compared to December 31, 2004 to $250 thousand at December 31, 2005. Based on current information, we believe that reserves are sufficient for any potential losses. However, no assurances can be made that further reserves will not be necessary. The decrease was due to a combination of disposition and pay-off of certain of the previously held nonaccrual loans, reclassification of certain previously held nonaccrual loan back into accrual status based on the performance of the loans during 2005.

With regard to the nonaccrual commercial loans, the balance of these loans in nonaccrual status decreased to $7.7 million at December 31, 2005 as compared to $13.6 million at December 31, 2004. Based on current information, we believe that there are sufficient reserves for any potential loss. However, no assurances can be made that further reserves will not be necessary. The decrease is due to repayments, reinstatements and foreclosures primarily in the SBA portfolio during the year ended December 31, 2005 resulting in an overall improvement in our non-performing ratios.

Analysis of Allowance for Loan and Valuation Losses. The following table sets forth information regarding changes in our allowance for loan and valuation losses for the periods indicated. The table includes the allowance for both loans held for investment and loans held for sale.

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Allowance for Loan and valuation losses, beginning of year	$11,172	$9,789	$9,343	$9,338	$8,581
Charge-offs:
Real estate – mortgage	2,053	1,099	1,998	1,239	872
Real estate – construction	244	-	74	-	31
Commercial loans and school financing	691	870	1,319	1,482	746
Consumer	64	80	139	276	659
Total charge-offs	3,052	2,049	3,530	2,997	2,308
Recoveries:
Real estate – mortgage	112	109	101	97	4
Commercial loans and school financing	92	40	110	17	-
Consumer	8	14	124	67	81
Total recoveries	212	163	335	181	85
Net charge-offs	2,840	1,886	3,195	2,816	2,223
Provision for loan and valuation losses charged to operations	1,665	3,269	3,641	2,821	2,980
Balance at end of year	$9,997	$11,172	$9,789	$9,343	$9,338
Ratio of net charge-offs to average loans	0.20%	0.14%	0.23%	0.21%	0.17%
Average loans outstanding during the year	$1,411,974	$1,373,246	$1,376,723	$1,333,390	$1,338,613

To provide for the risk of loss inherent in extending credit, the Company maintains an allowance for loan and valuation losses. The allowance for loan and valuation losses is analyzed by management as discussed below and is increased by the provision for loan and valuation losses, which is charged to operations, as necessary. The allowance for loan and valuation losses is calculated, in part, based on historical loss experience. In addition, management takes into consideration other factors, such as:

▪	qualitative evaluations of individual classified assets and loans measured for impairment;
▪	geographic and other portfolio concentrations;
▪	new products or markets;
▪	evaluations of the changes in the historical loss experience component; and
▪	projections of this component into the current and future periods based on current knowledge and conditions.

These loss factors on unclassified assets range from 0% for guaranteed portions of SBA loans to 12.0% for high loan to value uninsured loans that were underwritten to FHA guidelines. The loss factors are applied to the outstanding principal balance of loans in their respective categories. Loans in the commercial and school finance portfolios are assigned loss factors based on items similar to those listed, plus additional individual loan review on all significant loans, including SBA loans, which result in loans being classified as watch, substandard or doubtful.

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

After an allowance has been established for the loan portfolio, management establishes a portion of the allowance for loan losses, which is attributed to factors that cannot be associated with a specific loan or loan portfolio. The Company evaluates its residential loans collectively due to their homogeneous nature. Please see additional disclosure at “Critical Accounting Policies – Allowance for Loan and Valuation Losses”. These factors include:

▪	general economic conditions;
▪	recognition of specific regional geographic concerns;
▪	loan type and the assessed risk inherent in each loan category; and
▪	trends in the portfolio and portfolio growth trends.

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

The following table shows information regarding the components of our allowance for loan and valuation losses as of the dates indicated:

	As of December 31,
	2005		2004		2003		2002		2001
	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans
	(Dollars in thousands)
Residential	$3,589	65.76%	$4,547	72.63%	$4,018	66.70%	$3,199	71.40%	$3,918	78.30%
Multifamily, commercial real estate and commercial	4,427	30.70	4,487	23.47	3,653	28.06	2,768	22.32	2,400	14.15
School financing	1,791	1.76	1,792	2.09	1,766	3.45	2,810	3.53	2,527	4.56
Construction	179	1.76	331	1.77	326	1.57	542	2.44	445	2.59
Consumer	11	0.02	15	0.04	26	0.22	24	0.31	48	0.40
	$9,997	100.00%	$11,172	100.00%	$9,789	100.00%	$9,343	100.00%	$9,338	100.00%

The ratio of the allowance for loan and valuation losses to total loans was 0.73% at December 31, 2005, 0.81% at December 31, 2004, 0.73% at December 31, 2003, 0.67% at December 31, 2002 and 0.70% at December 31, 2001. The allowance for loan and valuation losses is reduced by loans charged off, net of recoveries. The balance of the allowance for loan and valuation losses allocated to residential has decreased, primarily due to a decrease in the balance of these loans in nonaccrual status as well as a decrease in the principal balance of these type loans as a percentage of total outstanding loan principal balance at December 31, 2005, a portion of which decrease was due to the $2.3 million charge to bring the balance of the single-family residential loans held for sale portfolio to its market value. The balance of loan and valuation losses allocated to multifamily, commercial real estate, commercial, school financing and construction loans has increased due to increases in these type loans outstanding as a percentage of total outstanding loan principal balance at December 31, 2005, and despite a decrease in the outstanding loan principal balances in these categories. As of December 31, 2005, we believe that the allowance, when taken as a whole, is adequate to absorb estimated probable current losses inherent in the loan portfolio. However, no assurances can be made that further reserves will not be necessary.

Risk Sensitive Assets and Liabilities. As discussed in “Asset and Liability Management—General” a significant portion of our operations and ultimate success is partially dependent upon our ability to manage our interest rate risk. Interest rate risk can be defined as the exposure of our net interest income to adverse movements in interest rates. Although we manage other risks, such as credit, operational and liquidity risk in the normal course of business, we consider interest rate risk to be a significant market risk which could potentially have the largest material effect on our financial condition and results of operations. The majority of our market risk related to interest rates exists within the operations of Matrix Bank. However, Matrix Financial also has interest rate risk related to its mortgage servicing rights. The susceptibility to movements in interest rates affects the cash flows generated from the mortgage servicing rights, which are recorded in other income versus interest income. In a decreasing interest rate environment, the underlying servicing portfolio tends to prepay faster, which reduces future servicing income; in an increasing interest rate environment, prepayments tend to decrease, which increases expected future servicing income.

We currently classify our SBA pooled securities as trading or available for sale. Because the securities are all prime rate based, and have historically traded in very high trading ranges even in a changing interest rate environment, the securities have in the past and prospectively should maintain limited market risk. The majority of our residential loan portfolio is held for sale, which requires us to perform quarterly market valuations of the portfolio in order to properly record the portfolio at the lower of aggregate cost or market. Therefore, we continually monitor the interest rates of our loan portfolio as compared to prevalent interest rates in the market.

Interest rate risk management at Matrix Bank is the responsibility of the Asset and Liability Committee, which reports to the board of directors of Matrix Bank. The Asset and Liability Committee establishes policies that monitor and coordinate our sources, uses and pricing of funds. The Asset and Liability Committee is also involved in formulating our budget and strategic plan as it relates to investment objectives. We have engaged a third party to provide consulting services to assist us with our asset/liability management. We meet with this consulting firm quarterly to monitor the interest rate risk position and to analyze and discuss strategies related to asset/liability management. We anticipate that we will continue to engage this consulting firm on a quarterly basis to perform quarter end models of interest rate risk and asset/liability positions and will use these models as well as our own internal modeling to support asset/liability decisions.

We continue to attempt to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. To accomplish this, we focus on acquiring adjustable rate residential mortgages and mortgage backed securities, and have increased our efforts regarding the origination of residential construction loans, multifamily loans, commercial real estate loans and SBA loans, which re-price or mature more quickly than fixed rate residential real estate loans. We also purchase with the intent to sell as pooled securities the guaranteed portion of SBA loans. Again, the loans generally adjust with prime and present very little interest rate risk. The risk associated with the guaranteed SBA loans acquired resides with the significant premium paid for the loans. The other significant asset that in the past we have invested in is residential mortgage servicing rights. The value and cash flows from residential mortgage servicing rights respond counter-cyclically to the value of fixed rate mortgages. When interest rates increase and the value of fixed rate mortgages decrease, in turn decreasing net interest income, the value of the mortgage servicing rights increase. In a decreasing interest rate environment, the inverse occurs. It is important to note, however, that an equal increase or decrease in interest rates will not affect the value of our mortgage servicing rights portfolio equally.

Another significant strategy that we focus on in managing interest rate risk is identifying lines of business that generate noninterest rate sensitive liabilities. Examples of this strategy are the investment in mortgage servicing rights, which generate no cost escrow deposits; and Sterling Trust’s operations, which administer deposits with relatively low costs.

With regards to our interest-sensitive liabilities in order to maintain our net asset sensitive interest rate gap and extend the average lives of our interest-bearing liabilities, Matrix Bank has acquired short option agreements and longer-term fixed rate advances from the FHLBank (1 to 10 years) totaling $306.0 million at December 31, 2005, which have interest rates ranging from 2.90% to 5.63%. Many of these liabilities were acquired several years ago; however, Matrix Bank acquired $140.0 million of such liabilities during 2005 (generally 10 years) at rates from 2.90% to 3.74%. It is anticipated that our interest margin will generally benefit in the long-term if interest rates continue to increase.

Short-term Borrowings. A primary function of asset and liability management is to ensure adequate liquidity. In addition to cash and cash equivalents, we rely heavily on short-term borrowing capabilities for liquidity and as a funding vehicle. The primary sources for short-term borrowings are the FHLBank for Matrix Bank, third party credit facility for ABS, and the revolving portion of the bank stock loan for Matrix Bancorp. See “Liquidity and Capital Resources.”

The following table sets forth a summary of our short-term borrowings during 2005, 2004 and 2003 and as of the end of each such period:

	Amount Outstanding at Year-End	Average Amount Outstanding During the Year(1)	Maximum Outstanding at any Month-End	Weighted Average Interest Rate During the Year	Weighted Average Interest Rate at Year-End
	(Dollars in thousands)
At or for the year ended December 31, 2005:
FHLBank borrowings(2)	$615,028	$574,982	$650,066	3.53%	4.12%
Revolving lines of credit	-	33	-	6.86	-
School financing	16,364	14,844	17,032	6.06	6.27
At or for the year ended December 31, 2004:
FHLBank borrowings(3)	506,118	502,740	601,147	2.46	2.95
Revolving lines of credit	-	-	-	-	-
School financing	15,572	24,835	30,350	4.14	5.70
At or for the year ended December 31, 2003:
FHLBank borrowings(4)	458,204	366,627	592,211	2.56	2.17
Revolving lines of credit	-	5,883	18,362	4.88	-
School financing	30,439	31,586	32,367	4.03	3.96
__________

(1)	Calculations are based on daily averages where available and monthly averages otherwise.
(2)
A total of $286.0 million of the FHLBank borrowings outstanding at December 31, 2005 were borrowed under short option advance agreements with the FHLBank. The interest rates on the short option advance borrowings ranged from 3.62% to5.63% at December 31, 2005 and their possible call dates varied from January 2006 to August 2007. A total of $20.0 million of the FHLBank borrowings outstanding at December 31, 2005 were borrowed under fixed rate advance agreements with the FHLBank. The interest rates on the advances ranged from 3.28% to 3.92% at December 31, 2005, and their maturity dates ranged from November 2006 to May 2008. Additionally, $1.0 million of the FHLBank borrowings outstanding at December 31, 2005 are fixed-term/rate advances, which were borrowed from the FHLBank to offset specific loans originated by Matrix Bank. The principal amount of these fixed-term/rate advances adjust monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2014.

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

Liquidity and Capital Resources

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis. To date, our principal source of funding for our investing activities has been:

▪
the issuance of junior subordinated debentures through Matrix Bancorp Capital Trust I in 1999, Matrix Bancorp Capital Trust II, III and IV in 2001 and Matrix Bancorp Capital Trust V in 2002, Matrix Bancorp Capital Trust VI in 2004 and Matrix Bancorp Capital Trust VIII in 2005;

▪	the issuance of subordinated debt offering in February 2004;
▪	secured senior debt provided by unaffiliated financial institutions;
▪	a bank stock loan; and
▪	our initial public offering.

In December 2005, as noted in Item 1. “Private Placement and Tender Offer”, the Company raised funding through the private placement of our common stock and utilized the proceeds to conduct the issuer tender offer to purchase shares of our common stock, which tender offer was completed January 23, 2006.

As of December 31, 2005, Matrix Bancorp had $74.6 million in indebtedness outstanding. The borrowed funds have been used historically as capital injections to Matrix Bank, Matrix Financial, Matrix Bancorp Trading and ABS, and more recently to fund redemption of higher rate debt.

In March 2005, Matrix Bancorp amended its bank stock loan agreement. The amended bank stock loan agreement has two components, an $8.2 million term loan and a revolving line of credit of $12.0 million. As of December 31, 2005, the balance of the term loan was $3.2 million and the balance of the revolving line of credit was $0. The amended bank stock loan requires Matrix Bancorp to maintain total shareholders’ equity of $60.0 million. Matrix Bank is required to maintain classified assets of less than 3% of total assets, and must also earn in excess of $7.5 million over the previous four quarters. The covenants must be met quarterly. As of December 31, 2005, we were in compliance with all covenants. The term loan has a maturity date of December 31, 2007. The revolving line of credit is annually renewed and currently has a maturity date of March 31, 2006. We are in the process of renewing the revolving line of credit. Note, however, there can be no assurances that the bank stock loan will be renewed or any terms modified, or any new revolving line of credit facilities entered into.

The Company has sponsored seven trusts, Matrix Bancorp Capital Trusts I through VI, and Matrix Bancorp Capital Trust VIII, of which 100% of the common equity is owned by the Company. The trusts were formed for the purposes of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable either quarterly or semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the term of each of the guarantees. See details and further discussion of these trusts included in Note 14 to the consolidated financial statements.

In June 2005, Matrix Bancorp Capital Trust VIII (“Trust VIII”), a Delaware business trust formed by Matrix Bancorp, completed the sale of $7.5 million of 5.86% preferred securities. Trust VIII also issued common securities to the Company, and used the net proceeds from the offering to purchase $7.7 million in principal amount of 5.86% junior subordinated debentures of Matrix Bancorp due July 7, 2035. The interest rate is fixed through July 2010, at which time it will reset to a variable rate of three-month LIBOR plus 1.69%. The preferred securities accrue and pay distributions quarterly at an annual rate of 5.86% of the stated liquidation amount of $1 thousand per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust VIII under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust VIII. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after July 7, 2010, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. Proceeds raised were used to partially redeem 10% trust preferred securities of Capital Trust I, discussed below.

On July 20, 2005, the Company announced the partial redemption of the 10.0% cumulative trust preferred securities issued by Matrix Bancorp Capital Trust I in July of 1999. The Company redeemed an aggregate amount of $8.2 million of the trust preferred and common securities in the amount of $25.00 for each trust preferred security, plus accumulated and unpaid distributions through the redemption date, which was July 20, 2005.

The trend of net cash used by our operating activities experienced over the reported periods results in 2005 primarily from expenses associated with the private placement and tender offer, and otherwise from the growth at Matrix Bank and regular operating activities. The trend of net cash used by operations is dependent upon the Company’s decision to retain Matrix Bank’s earnings at Matrix Bank and leverage the earnings by increasing its interest earning assets through the purchase of primarily residential mortgage loans and mortgage backed securities. In the future, it is anticipated that Matrix Bank will grow incrementally through the community banking initiative strategy discussed in Item. 1, “New Business Strategy and Name Change.” If successful, we expect that there would be a use of cash funded by existing liability strategy and new commercial and retail deposits.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity. Historically, the majority of the dividend payments have been made by Matrix Bank. Due to the success experienced by certain of the fee based subsidiaries of Matrix Bancorp and the gains generated on the 2004 sale of our majority interest in Matrix Asset Management Corporation and our interest in Matrix Settlement and Clearance Services LLC, dividends were also paid by these subsidiaries to the Company. As a result of the liquidity generated, Matrix Bank did not pay a dividend to the Company in 2005 or in 2004, and payment of dividends by Matrix Bank is not expected in 2006. The current dividend policy approved by Matrix Bancorp Trading and First Matrix is 90% of the earnings of those subsidiaries. Absent these dividend payments, the Company intends to utilize the line of credit on its bank stock loan, as needed, to meet its own and the other subsidiaries financial obligations. Additionally, it is anticipated that during 2006, as was experienced in 2005 and 2004, a portion of the capital that was committed to ABS will be returned through dividends to Matrix Bancorp from ABS as the loans receivable at ABS are liquidated under a strategy adopted in 2003. The timing and amounts of this liquidation cannot be determined with certainty at this time, but are anticipated to provide additional liquidity to the Company during 2006.

Matrix Bank’s primary source of funds for use in lending, purchasing bulk loan portfolios and mortgage backed securities, investing and other general purposes are:

▪	FHLBank borrowings;
▪	commercial and retail deposits;
▪	custodial escrow balances;
▪	other institutional wholesale and retail deposits;
▪	brokered deposits;
▪	proceeds from principal and interest payments on loans and investment securities; and
▪	sales of loan portfolios and investment securities.

Contractual loan payments and net deposit inflows are a generally predictable source of funds, while loan prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. Borrowings on a short-term basis are used as a cash management vehicle to compensate for seasonal or other reductions in normal sources of funds. Matrix Bank utilizes advances from the FHLBank as its primary source for borrowings. At December 31, 2005, Matrix Bank had overnight and term borrowings from the FHLBank of $615.0 million. The availability of FHLBank borrowings is based on the level of collateral pledged. Generally, the availability will be limited based on eligible collateral pledged or 40% of total assets. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing rights portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occurs. For a tabular presentation of our short-term borrowings, see “Asset and Liability Management—Short-Term Borrowings.”

Matrix Bank offers a variety of deposit accounts having a range of interest rates and terms. Matrix Bank’s retail deposits principally consist of demand deposits and certificates of deposit. The flow of deposits is influenced by general economic conditions, changes in prevailing interest rates and competition. Matrix Bank’s retail deposits were previously obtained primarily from the branches in Sun City, Arizona and Las Cruces, New Mexico, prior to their sale in 2004, which included approximately $178.5 million of retail deposits. On a continuing basis, as discussed in Item 1. “New Business Strategy and Name Change”, Matrix Bank will focus on generating traditional deposits from its expansion of community banking services through opening branches in the Colorado Front Range market. These deposits are anticipated to fund a significant portion of our liquidity needs for our community banking strategy.

Brokered deposits are accepted and have been utilized to support growth and maintenance of liquidity at Matrix Bank. In pricing deposit rates, management considers profitability, the matching of term lengths with assets, the attractiveness to customers and rates offered by competitors. Matrix Bank intends to continue its efforts to attract deposits from institutional sources, as well as expand its efforts to attract deposits from Colorado Front Range commercial and retail sources to support its lending and investing activities.

The following table sets forth the average balances for each major category of Matrix Bank’s deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

	Year Ended December 31,
	2005		2004		2003
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(Dollars in thousands)
Passbook accounts	$395	1.27%	$3,014	1.26%	$5,706	1.30%
NOW and Demand accounts	324,721	0.36	166,608	0.16	159,140	0.21
Money market accounts	721,489	1.47	619,835	0.73	444,468	0.81
Time deposits	4,139	3.87	77,188	3.35	114,175	1.92
Brokered deposits	115,718	3.39	110,909	2.95	222,448	2.28
Total deposits	$1,166,462	1.36%	$977,554	1.09%	$945,937	1.41%

The following table sets forth the amount of Matrix Bank’s certificates of deposit that are greater than $100 thousand by time remaining until maturity as of December 31, 2005:

	Amount	Weighted Average Rate Paid
	(Dollars in thousands)
Three months or less	$438	3.17%
Over three months through six months	-	-
Over six months through twelve months	-	-
Over twelve months	789	4.29
Total	$1,227	3.89%

We actively monitor Matrix Bank’s compliance with regulatory capital requirements. Historically, Matrix Bank has increased its core capital through the retention of a portion of its earnings. Matrix Bank’s future growth is dependent upon retention of a portion of its earnings and will be funded primarily through the growth in the community banking deposits, institutional wholesale deposit growth, brokered deposits, borrowings from the FHLBank and custodial deposits directed by affiliates.

ABS School Services’ principal source of funding for school financing consists of its internal capital, sales of loans to third party institutions and partnership trusts with unaffiliated financial institutions. One of our facilities maintained at a third party institution matured in September 2005. The facility was replaced with a new partnership trust at that time. The trust facility outstanding has a balance of approximately $16.4 million at December 31, 2005 and matures in September 2008. We do not anticipate significantly increasing our current school financing loan portfolio.

Under a purchase and sale agreement, in 2004 ABS has sold school financings to an unaffiliated financial institution, with full recourse to ABS. ABS services the school financings on a scheduled/scheduled remittance and in the case of a loss or default, upon the liquidation of the underlying collateral, ABS is required to reimburse the unaffiliated financial institution for any shortfall. Due to the control the unaffiliated financial institution has over the school financing, the transaction was accounted for as a sale. The recourse provisions were considered by us at the time of the sale. No gain or loss was booked at the sale date as the loans were sold at their carrying value. The total balance of the school financings sold with recourse is $5.5 million at December 31, 2005.

Matrix Bank and Sterling Trust are restricted in certain instances from paying dividends to Matrix Bancorp due to certain regulatory requirements. See “Item 1. Business—Regulation and Supervision.”

As discussed in “Item 3. Legal Proceedings,” we are from time to time party to various litigation matters, in most cases, involving ordinary routine claims incidental to our business. We accrue for contingent liabilities with respect to litigation matters in accordance with the requirements of SFAS 5, which generally requires the Company to accrue a loss for a litigation matter involving a contingent liability if the loss is probable and the amount of the loss is reasonably estimable. With respect to all pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty. As such, the impact on our liquidity and capital cannot be estimated with certainty, and, an adverse decision in certain matters, as described in “Item 3. Legal Proceedings,” may have a material, adverse impact on our consolidated liquidity or capital.

During the fourth quarter of 2002, the Company executed a Shareholder Rights Plan at which time the Board of Directors of the Company declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock. Each of these Rights, which are not immediately exercisable, entitles the holder to purchase one one-thousandth of a share of the Company’s newly designated Series A Junior Participating Preferred Stock at an exercise price of $40.00. The Rights are not exercisable until certain events occur, are not detachable from the Company’s common stock and do not have any immediate value to stockholders. The Rights distribution was made on November 15, 2002, payable to shareholders of record on that date. The Rights will expire on November 5, 2012.

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

The Company has classified a majority of its loan assets as held for sale. Loans held for sale are required to be carried at the lower of cost or market in accordance with SFAS 65, “Accounting for Certain Mortgage Banking Activities.” Many of the loans owned by the Company either do not trade in an active market or trade in inefficient markets. As such, the market value of loans without available market prices is estimated by loan type using interest rates for reasonably comparable assets found in the secondary marketplace. Other factors including delinquency, existence of government guarantees, and other economic factors are considered in estimating the fair value of loans held for sale. Management compares its fair value estimates and assumptions to observable market data where available and to recent market activity and believes the fair values and related assumptions are comparable to those used by other market participants. A rising interest rate environment could possibly result in declines in the market value of the loans held for sale, which could adversely affect earnings or financial position in future periods. The Company mitigates risk associated with declines in the estimated fair value of its loans held for sale by predominately holding loans with variable interest rates that are less market sensitive to interest rate fluctuations than long-term fixed rate loans.

Litigation. The Company also considers the judgments and assumptions concerning litigation as a critical accounting policy. The Company has been notified that we are a defendant in a number of legal proceedings. Most of these cases involve ordinary and routine claims incidental to our business. We accrue for contingent liabilities with respect to litigation matters in accordance with the requirements of SFAS 5, which generally requires the Company to accrue a loss for a litigation matter involving a contingent liability if the loss is probable and the amount of the loss is reasonably estimable. See a full description of such proceedings at “Item 3. Legal Proceedings.” With respect to all pending litigation matters, our ultimate legal responsibility, if any, cannot be estimated with certainty. Based on the ultimate outcome of such proceedings, it is possible that future results of operations and financial position for any particular quarterly or annual period could be materially affected by changes in our assumptions related to such proceedings.

Any material effect on the consolidated financial statements related to these critical accounting areas is also discussed in this financial review.

Recent Accounting Pronouncements

Note 2 to the consolidated financial statements discusses new accounting policies adopted by the Company during 2005 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this discussion and the notes to the consolidated financial statements.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2005, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced Note to the consolidated financial statements.

	As of December 31, 2005
	Note Reference	1 Year or Less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Contractual Obligations
Deposits (passbook, NOW and money market)	12	$1,077,369	$-	$-	$-	$1,077,369
Certificate accounts	12	17,791	26,896	1,988	-	46,675
FHLBank borrowings	15	574,000	40,000	-	1,028	615,028
Borrowed money	13	1,428	18,153	-	10,000	29,581
Junior subordinated debentures owed to unconsolidated subsidiary trusts	14	-	-	-	61,372	61,372
Operating leases	19	951	1,034	800	350	3,135

The following table presents, as of December 31, 2005, the Company’s schedule of significant commitments.

As of December 31, 2005
Commitments	(Dollars in thousands)
Commitments to extend credit:
Loans secured by mortgages	$49,732
Construction loans	48,860
Commercial lines of credit	854
Commercial loans	1,569
Consumer loans	278
Standby letters of credit	429
Commitments to purchase USDA and SBA loans	39,660

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

The Company’s off-balance sheet arrangements, which include the use of school financing sale agreements, are discussed further in Note 19 of the consolidated financial statements.

Forward Looking Statements

Certain statements contained in this annual report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this annual report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risk factors in Item 1A. “Risk Factors.” hereto, other risks discussed in this report and the uncertainties set forth from time to time in the Company’s periodic reports, filings and other public statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See Item 1A. “Risk Factors.”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset and Liability Management—Risk Sensitive Assets and Liabilities” and Item 1. “Business—Mortgage Servicing Activities—Hedging of Servicing Rights.”

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(b) of the Securities Exchange Act of 1934. As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of December 31, 2005 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have significantly affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III
Items 10 through 14.

The information for these items is incorporated from the definitive proxy statement to be filed with the Commission within 120 days of December 31, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (a) (2) Financial statements and financial statement schedules

See Index to Financial Statements on page F-1.

(c) Exhibits

See Exhibit Index, beginning on page II-1.

(d) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2006.

MATRIX BANCORP, INC.

Dated:	March 15, 2006	/s/ Scot T. Wetzel
Scot T. Wetzel President and Chief Executive Officer (Principal Executive Officer)

Dated:	March 15, 2006	/s/ David W. Kloos
David W. Kloos Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Scot T. Wetzel	President, Chief Executive	March 15, 2006
Scot T. Wetzel	Officer and a Director (Principal Executive Officer)

/s/ Guy A. Gibson	Chairman of the Board	March 15, 2006
Guy A. Gibson

/s/ Robert T. Slezak	Director	March 15, 2006
Robert T. Slezak

/s/ Lester Ravitz	Director	March 15, 2006
Lester Ravitz

/s/ Dr. James Bullock	Director	March 15, 2006
Dr. James Bullock

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of Matrix Bancorp, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Matrix Bancorp, Inc.
Denver, Colorado

We have audited the consolidated balance sheet of Matrix Bancorp, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statement of income, statement of shareholders’ equity and comprehensive income and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matrix Bancorp, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

McGLADREY & PULLEN, LLP

Denver, Colorado
March 15, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Matrix Bancorp, Inc.:

We have audited accompanying consolidated balance sheet of Matrix Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matrix Bancorp, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

March 14, 2005
Denver, Colorado

Matrix Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, except share information)

	December 31,
	2005	2004
Assets
Cash and cash equivalents	$15,877	$40,471
Interest-earning deposits and federal funds sold	18,355	2,398
Investment securities	540,194	316,367
Loans held for sale, net	927,442	989,822
Loans held for investment, net	425,943	379,717
Mortgage servicing rights, net	20,708	26,574
Other receivables	29,139	35,139
FHLBank stock, at cost	34,002	33,481
Premises and equipment, net	17,154	19,037
Bank owned life insurance	22,454	21,569
Other assets, net	19,898	21,330
Income taxes receivable and deferred income tax asset	3,696	-
Foreclosed real estate, net	4,526	2,955
Total assets	$2,079,388	$1,888,860

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,124,044	$1,119,159
Custodial escrow balances	49,385	51,598
FHLBank borrowings	615,028	506,118
Borrowed money	29,581	31,573
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,372	61,835
Other liabilities	19,250	23,955
Income taxes payable and deferred income tax liability	-	2,307
Total liabilities	1,898,660	1,796,545

Commitments and contingencies (Note 19)

Shareholders’ equity:
Preferred stock, par value $0.0001; authorized 5,000,000 shares; no shares outstanding	-	-
Common stock, par value $0.0001; authorized 50,000,000 shares; issued and outstanding 11,740,850 and 6,620,850 shares at December 31, 2005 and 2004, respectively	1	1
Additional paid-in capital	108,395	21,432
Retained earnings	72,314	70,756
Accumulated other comprehensive income	18	126
Total shareholders’ equity	180,728	92,315
Total liabilities and shareholders’ equity	$2,079,388	$1,888,860

See accompanying notes to consolidated financial statements.

Matrix Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income

(Dollars in thousands, except share information)

	Years Ended December 31,
	2005	2004	2003
Interest and dividend income:
Loans and securities	$88,150	$73,363	$72,667
Interest-earning deposits and federal funds sold	1,941	1,063	1,040
Total interest and dividend income	90,091	74,426	73,707

Interest expense:
Savings and time deposits	4,094	5,900	9,410
Demand and money market deposits	11,789	4,765	3,928
FHLBank borrowings	20,305	12,391	9,379
Borrowed money and junior subordinated debentures	7,180	8,743	9,282
Total interest expense	43,368	31,799	31,999
Net interest income before provision for loan and valuation losses	46,723	42,627	41,708
Provision for loan and valuation losses	1,665	3,269	3,641
Net interest income after provision for loan and valuation losses	45,058	39,358	38,067

Noninterest income:
Loan administration	10,103	15,253	21,668
Brokerage	9,846	10,629	10,873
Trust services	7,217	7,853	6,781
Real estate disposition services	1,391	7,786	6,624
Gain on sale of loans and securities	2,017	6,618	14,267
Gain on sale of assets	300	31,767	-
School services	1,690	2,871	2,420
Other	5,518	5,650	6,696
Total noninterest income	38,082	88,427	69,329

Noninterest expense:
Compensation and employee benefits	32,371	32,891	34,984
Amortization of mortgage servicing rights	7,764	16,100	32,497
Occupancy and equipment	4,997	6,166	6,172
Postage and communication	1,355	2,001	2,435
Professional fees	2,936	3,242	3,357
Mortgage servicing rights subservicing fees	3,073	300	-
Data processing	963	2,705	2,860
Subaccounting fees	13,447	7,738	5,845
Recovery of impairment on mortgage servicing rights	(1,180)	(444)	(2,950)
Other general and administrative	18,303	24,967	25,768
Total noninterest expense	84,029	95,666	110,968

(Loss) income from continuing operations before income taxes	(889)	32,119	(3,572)
Income tax (benefit) expense	(2,447)	10,359	(2,575)
Income (loss) from continuing operations	1,558	21,760	(997)

Discontinued operations:
Income from discontinued operations, net of income tax provision of $0, $89 and $2,149, respectively	-	137	3,322

Net income	$1,558	$21,897	$2,325

Matrix Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income

(Dollars in thousands, except share information)

	Years Ended December 31,
	2005	2004	2003

Income (loss) from continuing operations per share - basic	$0.22	$3.34	$(0.15)
Income (loss) from continuing operations per share - assuming dilution	$0.22	$3.28	$(0.15)

Income from discontinued operations per share - basic	-	$0.02	$0.51
Income from discontinued operations per share - assuming dilution	-	$0.02	$0.51

Net income per share - basic	$0.22	$3.36	$0.36
Net income per share - assuming dilution	$0.22	$3.30	$0.36

Weighted average shares - basic	6,943,480	6,520,239	6,494,803
Weighted average shares - assuming dilution	7,036,128	6,630,006	6,539,195

See accompanying notes to consolidated financial statements.

Matrix Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income

(Dollars in thousands)
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total	Income

Balance at December 31, 2002	6,489,543	$1	$20,375	$46,534	$26	$66,936
Issuance of stock related to employee stock purchase plan and options	29,438	-	240	-	-	240
Comprehensive income:
Net income	-	-	-	2,325	-	2,325	$2,325
Net unrealized holding gains, net of income tax	-	-	-	-	183	183	183
Comprehensive income							$2,508
Balance at December 31, 2003	6,518,981	$1	$20,615	$48,859	$209	$69,684
Issuance of stock related to employee stock purchase plan and options	101,869	-	817	-	-	817
Comprehensive income:
Net income	-	-	-	21,897	-	21,897	$21,897
Net unrealized holding loses, net of income tax (2)	-	-	-	-	(83)	(83)	(83)
Comprehensive income							$21,814
Balance at December 31, 2004	6,620,850	$1	$21,432	$70,756	$126	$92,315
Issuance of stock related to private placement offering	5,120,000	-	86,963	-	-	86,963
Comprehensive income:
Net income	-	-	-	1,558	-	1,558	$1,558
Net unrealized holding losses, net of income tax (1)(2)	-	-	-	-	(108)	(108)	(108)
Comprehensive income							$1,450
Balance at December 31, 2005	11,740,850	$1	$108,395	$72,314	$18	$180,728

(1) Disclosure of reclassification amount
Unrealized holding loss arising during the year ended December 31, 2005							$(143)
Less: reclassification adjustment of gains included in net income							35
Net unrealized holding loss on securities, net of income tax (2)							$(108)
(2) Net of income tax (benefit) of $(56) and $(63) for 2004 and 2005, respectively

See accompanying notes to consolidated financial statements.

Matrix Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
		Revised, See Note 2	Revised, See Note 2
Cash flows of continuing operating activities
Net income	$1,558	$21,897	$2,325
Income from discontinued operations, net of income tax provision	-	(137)	(3,322)
Adjustments to reconcile income to net cash used in continuing operating activities:
Depreciation and amortization	3,261	4,409	3,652
Provision for loan and valuation losses	1,665	3,269	3,641
Amortization of mortgage servicing rights	7,764	16,100	32,497
Recovery on mortgage servicing rights	(1,180)	(444)	(2,950)
Gain on sale of loans and securities	(2,017)	(6,618)	(14,267)
Gain on sale of other assets	(300)	(31,767)	-
Loss on sale of building and equipment	320	25	-
(Gain) loss on sale of foreclosed real estate	(63)	51	(925)
Tax benefits on stock options exercised	-	(234)	-
Changes in assets and liabilities:
Proceeds from the sale of trading securities	489,822	179,174	-
Loans originated for sale, net of loans sold	(29,621)	12,324	(16,216)
Loans purchased for sale	(1,168,453)	(1,738,181)	(1,636,986)
Principal payments on, and proceeds from sale of loans held for sale	700,481	632,879	743,713
Originated mortgage servicing rights, net	(788)	(615)	(5,717)
Decrease in other receivables, other assets, income taxes receivable and deferred income tax asset	2,373	18,344	18,508
Decrease in payable for purchase of mortgage servicing rights	-	(199)	(581)
(Decrease) increase in other liabilities, income taxes payable and deferred income tax liability	(7,012)	4,445	(5,191)
Net cash used in continuing operating activities	(2,190)	(885,278)	(881,819)

Cash flows of continuing investing activities
Loans originated and purchased for investment	(212,032)	(129,714)	(236,055)
Principal repayments on loans held for investment	163,508	154,869	130,302
Loans sold in the sale of Matrix Bank branches	-	22,837	-
Purchase of available for sale securities	(16,979)	(103,615)	(29,397)
Proceeds from sale of available for sale securities	97,038	779,350	653,744
Proceeds from maturity and prepayment of available for sale securities	28,425	30,825	1,348
Purchase of held to maturity securities	(324,365)	(42,594)	(40,440)
Proceeds from the maturity and prepayment of held to maturity securities	59,427	11,145	-
Purchase of FHLBank stock, net	(521)	(2,799)	(303)
Purchase of bank owned life insurance	-	-	(20,000)
Purchases of premises and equipment	(1,592)	(576)	(4,121)
Proceeds from the sale of Matrix Bank branches premises and equipment	-	4,788	-
Proceeds from the sale of other assets	18	20,302	-
Acquisition of mortgage servicing rights	-	(871)	(374)
Proceeds from the sale of building and equipment	-	-	-
Proceeds from sale of foreclosed real estate	4,698	11,011	12,306
Proceeds from sale of mortgage servicing rights	70	-	-
Net cash (used in) provided by continuing investing activities	(202,305)	754,958	467,010

Matrix Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

(Dollars in thousands)

	Years Ended December 31,
	2005	2004	2003
		Revised, See Note 2	Revised, See Note 2
Cash flows of continuing financing activities
Net increase in deposits	$4,885	$319,034	$40,102
Net deposits sold with sale of Matrix Bank branches	-	(173,934)	-
Net decrease in custodial escrow balances	(2,213)	(33,868)	(66,324)
Increase in FHLBank borrowings, net	108,910	47,914	72,419
Borrowed money - repayment of notes payable with banks and revolving lines, net	(2,784)	(1,985)	(11,515)
Borrowed money - repayment of senior notes	-	(9,545)	-
Borrowed money - proceeds from school financing arrangements	22,817	-	-
Borrowed money - repayment of school financing arrangements	(22,025)	(14,867)	(1,889)
Payment of financing arrangements	-	-	(29)
Borrowed money - proceeds from issuance of subordinated debt securities	-	9,760	-
Proceeds from issuance of capital securities of subsidiary trusts	7,500	10,000	-
Redemption of capital securities of subsidiary trusts	(8,195)	(14,550)	-
Proceeds from issuance of private placement common stock shares, net	86,963	-	-
Proceeds from issuance of common stock related to employee stock purchase plan and options	-	583	240
Net cash provided by continuing financing activities	195,858	138,542	33,004

Cash flows of discontinued operations
Operating cash flows	-	(89)	343,139
Investing cash flows	-	226	10,764
Financing cash flows	-	-	-
Net cash provided by discontinued operations	-	137	353,903

(Decrease) increase in cash and cash equivalents	(8,637)	8,359	(27,902)
Cash and cash equivalents at beginning of the year	42,869	34,510	62,412
Cash and cash equivalents at end of the year	$34,232	$42,869	$34,510

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$7,605	$14,094	$12,572
Loans securitized and transferred to securities available for sale	$90,054	$761,384	$708,507
Loans securitized and transferred to trading securities	$468,169	$251,336	$-
Securities available for sale transferred to trading securities	$-	$54,163	$-
Securities available for sale transferred to held to maturity securities	$85,337	$-	$-
Loans held for sale transferred to loans held for investment	$5,856	$88,778	$-
Loans held for investment transferred to loans held for sale	$4,600	$-	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$43,665	$31,487	$32,592
Cash paid for income taxes	$3,563	$11,649	$2,879

See accompanying notes to consolidated financial statements.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

Matrix Bancorp, Inc. (the “Company”), a unitary thrift holding company that, through its subsidiaries, is a diversified financial services company headquartered in Denver, Colorado. The Company’s operations are conducted primarily through Matrix Capital Bank (“Matrix Bank”), Matrix Financial Services Corporation (“Matrix Financial”), Sterling Trust Company (“Sterling”), First Matrix Investment Services Corp. (“First Matrix”), Matrix Bancorp Trading, Inc. (“Matrix Bancorp Trading”), ABS School Services, L.L.C. (“ABS”) and MTXC Realty Corp. (“MTXC Realty”), all of which are wholly owned subsidiaries of the Company.

Private Placement and Tender Offer

On December 9, 2005, the Company completed a private offering of 5,120,000 shares of common stock, $0.0001 par value per share. The shares of our common stock were sold at a per share price of $19.00, except shares sold to an affiliate of our placement agent, which purchased shares at the offering price less the placement agent fee, or $17.67 per share. In the private offering, we raised an aggregate of $96,987,000, less a placement agent fee and certain other costs of the offering that were directly charged against the proceeds which totaled $10,023,000, resulting in net proceeds of $86,963,000. The net funds raised in the private placement were used to conduct an issuer tender offer to purchase shares of our common stock at $19.00 per share. On January 23, 2006, the Company completed the tender offer, where 4,184,277 common shares were tendered at the offering price of $19.00, or $79,501,000. Subsequent to the completion of the issuer tender offer, we have 7,556,573 shares of common stock outstanding. The purpose of the issuer tender offer was to reduce the insider ownership and ultimately increase the market float of our common stock. In addition to the costs of the offering noted, we also incurred expenses for severance, option buy-outs and other compensation related costs totaling approximately $7,943,000, included in compensation and benefits expense for the year ended December 31, 2005.

Concurrently with the closing of the private offering, the former Co-CEO’s of the Company resigned, and a new executive management team was appointed by the Board of Directors.

Subsidiaries

Matrix Bank, a federally chartered savings and loan association, currently serves the local and national community through its Denver, Colorado location, primarily by acquiring residential loans, originating commercial real estate, Small Business Administration and multi-family loans, and to a lesser extent, personal and business depository services. During 2004, Matrix Bank sold its two retail branches in Las Cruces and its retail branch in Sun City, Arizona, as discussed more fully in Note 5 below.

The Company’s mortgage banking business is primarily conducted through Matrix Financial, and was established with the primary objective of originating, acquiring and servicing residential mortgage loans. On September 2, 2003, the Company announced the final closing, and substantial completion of the sale by Matrix Financial of substantially all of its assets associated with its wholesale mortgage origination platform, as discussed more fully in Note 6 below. The servicing platform was retained. These servicing functions were then transferred to a third party sub-servicer effective December 1, 2004.

Sterling is a non-bank trust company specializing in the administration of self-directed individual retirement accounts, qualified business retirement plans and personal custodial accounts, as well as corporate escrow and paying agent services.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

First Matrix is registered with the National Association of Securities Dealers as a fully disclosed broker-dealer. First Matrix is headquartered in Denver, Colorado and has a branch office in Memphis, Tennessee. First Matrix focuses as agent for Matrix Bank on the acquisition, brokering, securitization and sale of Small Business Administration (“SBA”) loans and SBA securities.

Matrix Bancorp Trading provides brokerage and consulting services to financial institutions and financial services companies in the mortgage banking industry, primarily related to the brokerage and analysis of residential mortgage loan servicing rights and residential mortgage loans, corporate and mortgage loan servicing portfolio valuations and, to a lesser extent, consultation and brokerage services in connection with mergers and acquisitions of mortgage banking entities.

ABS, operating under the trade name “The GEO Group”, provides outsourced business services and financing primarily to charter schools.

The Company’s real estate disposition services business was conducted by Matrix Asset Management Corporation, which provided real estate management and disposition services on foreclosed properties owned by financial service companies and financial institutions. Effective September 1, 2004, the Company sold substantially all of the assets related to Matrix Asset Management Corporation, retaining a 25% interest in the new company created by the purchaser, as discussed more fully in Note 3 below. We also retained MTXC Realty, a former division of Matrix Asset Management Corporation, which operates a real estate brokerage office operating exclusively in the Denver metro area.

The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America. The following is a description of the more significant policies that the Company follows in preparing and presenting its consolidated financial statements.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Ownership interests of 20% or more in non-controlled affiliates are accounted for by the equity method. Other investments are recorded at cost. The Company follows the accounting guidance in Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, and the revised FIN 46R for accounting for the Company’s seven variable interest entities, in the form of its wholly-owned subsidiary trusts that issued capital securities to third-party investors and to certain direct and indirect interests in investment partnerships, commonly referred to as Trust Preferred securities, discussed more fully in Note 14.

Critical Accounting Estimates

The Company and its subsidiaries have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of the Company’s consolidated financial statements. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company views the allowance for loan and valuation losses as a significant accounting estimate that requires significant judgments, assumptions and estimates used in preparation of its consolidated financial statements. See further detail in this Note for a detailed description of the Company’s process and methodology related to the allowance for loan and valuation losses.

The Company also considers the valuations of mortgage servicing rights and loans held for sale, which require the asset to be recorded at lower of cost or market, to be a significant accounting estimate that require judgments, assumptions and estimates used in preparation of its consolidated financial statements. See further detail in this Note for a detailed discussion concerning the use of estimates in the valuation of mortgage servicing rights and loans held for sale.

The Company also considers the judgments and assumptions concerning litigation as a significant accounting estimate. The Company has been notified that we are a defendant in a number of legal proceedings, as discussed in detail in Note 19. Most of these cases involve ordinary and routine claims incidental to our business. We accrue for contingent liabilities with respect to litigation matters in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” which generally requires the Company to accrue a loss for a litigation matter involving a contingent liability if the loss is probable and the amount of the loss is reasonably estimable. In order to determine whether the two conditions necessary for accrual are met, management makes a number of judgments and assumptions. Because the outcome of most litigation matters is inherently uncertain, the Company will generally only a accrue a loss for a pending litigation matter if, for example, the parties to the matter have entered into definitive settlement agreements or a final judgment adverse to the Company has been entered. With respect to all pending litigation matters, our ultimate legal responsibility, if any, cannot be estimated with certainty. Based on the ultimate outcome of such proceedings, it is possible that future results of operations for any particular quarter or annual period could be materially affected by changes in our assumptions related to such proceedings.

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

In 2005, the Company revised the 2004 and 2003 presentation of the statement of cash flows due to discontinued operations. The revisions include starting the cash flows statement with net income, and then adjusting the net income for discontinued operations net income. Additionally, operating, investing and financing portions of the cash flows attributable to its discontinued operations are separately disclosed. In prior periods, these amounts were reported on a combined basis and the cash flows statement started with income from continuing operations. See further discussion of discontinued operations in Note 6.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Derivative Instruments and Hedging Activities

The Company, through its subsidiary Matrix Financial, had historically entered into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of mortgage servicing rights asset. As discussed further below, during the second quarter of 2004, the Company made the decision to remove the hedge and did not reconstitute the hedging position throughout the remainder of the year ended December 31, 2004 and did not have any such hedging activity in the year ended December 31, 2005. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

Under the guidelines of SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities”, as amended, (“SFAS 133”) all derivative instruments are required to be carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.

At December 31, 2005 and 2004, the Company has no derivative that meets the hedge accounting provisions provided under SFAS 133, and at December 31, 2005, has no economic or other hedges outstanding. However, the Company does have contracts and commitments that meet the definition of a derivative. SFAS 133 requires the Company to record certain commitments principally related to the purchase of assets to be held for sale as derivatives on the consolidated balance sheets. See Note 19 for further details on off-balance sheet risk and concentration of commitments.

Historically, the Company had a program that utilized derivative instruments to hedge a portion of its investment in mortgage servicing rights. The Company’s hedge was an economic hedge to offset changes in fair value of mortgage servicing rights caused by changes in interest rates with changes in hedge instruments that consist of futures contracts and options on futures. During the second quarter of 2004, the Company made the decision to remove the hedge based on the underlying characteristics of the servicing portfolio, amongst other considerations, including our asset and liability mix. For the years ended December 31, 2005 and 2004, the change in the fair value of the derivative instruments associated with contracts and commitments that meet the definition of a derivative are recorded with a corresponding charge or credit to income.

Investment Securities

Securities available for sale include mortgage backed securities and SBA securities. Securities available for sale are carried at estimated fair value with the change in unrealized gains and losses reported in other comprehensive income, net of tax, which is included as a separate component in shareholders’ equity. Realized gains and losses on the sale of, and other-than-temporary impairment charges on, available for sale securities are recorded in gains on sale of loans and securities using the specific-identification method.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Securities held to maturity include mortgage backed securities. Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost.

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

The Company purchases the guaranteed portion of SBA loans from third-party lenders and then securitizes these loans into SBA guaranteed pooled securities through the use of a fiscal and transfer agent approved by the SBA. The certificates are then sold directly to institutional investors, achieving legal isolation. The process of securitizing SBA loans into pools of SBA certificates is prescribed by the SBA and must be followed to obtain the SBA guarantee. This securitization meets the requirements for sale treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS 140”). An SBA approved fiscal and transfer agent associated with the SBA securitizations issues certificates once all the necessary documents to support the transaction have been provided by the Company. The SBA guarantees the credit risk with respect to the loans sold. In accordance with SFAS 140, sales of these securitized loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale, and each subsequent sale when the combined net sales proceeds and, if applicable, retained interests differ from the loans’ allocated carrying amount. Net gains or losses are recorded in noninterest income.

Loans Held for Sale

Loans purchased or originated without the intent to hold to maturity are classified as held for sale. Classes of loans held for sale are carried at the lower of aggregate cost, net of discounts or premiums and a valuation allowance, or estimated fair market value. Estimated fair market value is determined using forward commitments to sell loans or mortgage backed securities to permanent investors, or current market rates for loans of similar quality and type. Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations. At December 31, 2005, the Company has an approximate $2.3 million valuation allowance to reduce the carrying value of loans held for sale to market value. SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” requires discounts or premiums on loans held for sale be deferred until the related loan is sold. The Company appropriately accretes discounts and amortizes premiums related to repayment of loan principal, which is included in interest income. The loans are primarily secured by 1-to-4 family residential real estate located throughout the United States or guaranteed by the SBA.

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

Loans Held for Investment

Loans the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held for investment. Loans held for investment generally are reported at unpaid principal balances adjusted for charge offs, net of unearned discounts and premiums, deferred loan fees, and allowance for loan losses. The loans include residential mortgage loans, commercial loans, multi-family, and SBA loans, and are primarily secured by real estate. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized into interest income as an adjustment to the yield over the term of the loan.

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

Allowance for Loan and Valuation Losses

The allowance for loan and valuation losses is management’s estimate of probable credit losses inherent in the loan portfolios. Management takes into consideration factors such as the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions.

The allowance for loan losses consists of three components, pools of homogeneous loans with similar risk characteristics, individually significant loans, often classified, that are measured for impairment and a component representing estimated probable inherent but undetected losses, which also contemplates the imprecision in the credit risk models utilized to calculate the allowance.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan Estimated fair value is measured using either the present value of expected future cash flows discounted using loan rate, market price of the loan or fair value of the collateral, if collateral dependent. All loans considered impaired are included in nonperforming loans. The Company evaluates its residential loans collectively due to their homogeneous nature. Accordingly, potential impaired loans of the Company include only commercial loans, real estate construction loans, commercial real estate mortgage loans, larger multi-family loans and school financing loans classified as nonperforming loans.

Mortgage Servicing Rights

The Company recognizes mortgage servicing rights (“MSRs”) as an asset separate from the underlying originated mortgage loan at the time of sale. Upon sale of a loan, the Company measures retained MSRs by allocating the previous carrying amount of the originated mortgage loan between the loan and the servicing right based on their relative estimated fair values. Purchased MSRs are initially recorded at cost. MSRs are carried at the lower of cost (allocated cost for originated MSRs), less accumulated amortization, or estimated fair value. MSRs are amortized in proportion to and over the period of the estimated future net servicing income.

The estimated fair value of MSRs is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its MSRs by product type, interest rate and investor to reflect the predominant risk characteristics. To determine the estimated fair value of MSRs, the Company uses a valuation model that calculates the present value of discounted future cash flows. In using this valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, including incremental interest cost of servicer advances, foreclosure expenses and losses, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. For purposes of performing an impairment analysis on MSRs, the Company estimates fair value using the following primary assumptions: prepayment speeds ranging from 96 PSA (Public Securities Association prepayment speed measurement) to 1,149 PSA; discount rates ranging from 10.00% to 18.00%; and default rates ranging from 0% to 100%. At December 31, 2005, the Company’s servicing portfolio consists of seasoned loans with an approximate 8.2 year average age, an average balance of $52,000 and a weighted average note rate of 7.36%. As such, management believes there is relatively modest valuation volatility to our portfolio.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

MSRs are evaluated for impairment in accordance with SFAS 140. The factors discussed above are used to determine impairment. If temporary impairment exists within a risk stratification tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the fair value. If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced through a credit to noninterest expense.

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

As of December 31, 2005 and 2004, a valuation allowance of $2,226,000 and $3,406,000, respectively, was required, and the fair value of the aggregate MSRs was approximately $20,708,000 and $26,574,000, respectively.

Gain on sale of MSRs is recorded when title to MSRs and the risks and rewards inherent in owning the MSRs have been transferred to the buyer.

FHLBank Stock

FHLBank stock is a required investment for institutions that are members of the Federal Home Loan Bank system, including Matrix Bank. The Company carries FHLBank stock at cost, which is equal to its redemption value. Dividends are credited to interest and dividend income when declared by the FHLBank.

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

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Bank Owned Life Insurance

Bank owned life insurance represents the cash surrender value of life insurance policies purchased to insure the lives of certain officers and directors of Matrix Bank. Earnings are credited to the balance and recorded as part of other income in the consolidated statements of income.

Impairment or Disposal of Long-Lived Assets

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. The subsidiaries are charged for the taxes applicable to their profits calculated on the basis of filing separate income tax returns. Matrix Bank qualifies as a savings and loan association for income tax purposes. The consolidated effective tax rate is affected by the level of tax-exempt interest income in proportion to the level of net income, as well as utilization of New Market Tax Credits.

The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Loan Administration Income

Loan administration income represents service fees and other income earned from servicing loans for various investors. Loan administration income includes service fees that are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Service fees on loans and all other income are recognized when the related payments are received. The servicing functions previously performed by Matrix Financial were transferred to a third party sub-servicer in the fourth quarter of 2004. Loan administration fees were not impacted by this transfer.

Brokerage Income

Brokerage income represents fees earned related to consulting services performed pertaining to mortgage servicing rights, as well as brokerage income from whole loan and fixed income activities, SBA trading fees and fees earned related to third party servicing brokerage. Brokerage income is recognized when services are performed.

Trust Services Income

Trust services income represents fees earned related to services provided for self-directed individual retirement accounts, qualified benefit plans and escrow arrangements. Trust services income is recognized over the contract period in proportion to when the services are performed.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Real Estate Disposition Services Income

Real estate disposition services income represents fees earned related to real estate management and disposition services provided to others, as well as real estate brokerage fees. Real estate disposition services income is recognized when services are performed. Real estate disposition services income also includes our earnings in our equity method investment in the company from the sale of substantially all of our assets related to our real estate disposition services subsidiary in 2004 as discussed further in Note 3.

School Services Income

School services income represents fees earned related to outsourced business and consulting services provided to schools. School services income is recognized when services are performed.

Subaccounting fees

Subaccounting fees represent fees paid to a third party to service depository accounts on our behalf. Such fees are paid to third parties that provide Matrix Bank custodial and institutional deposits.

Stock-Based Compensation

At December 31, 2005, the Company has one stock-based employee compensation plan, which is described more fully in Note 18. Through December 31, 2005, we applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” (“Opinion No. 25”). Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plan. As allowed by SFAS 123 and SFAS 148 “Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment to FASB Statement No. 123,” we have elected to continue to apply the intrinsic value-based method of accounting described above, and have adopted the disclosure requirements of SFAS 123. Accordingly, we do not recognize compensation expense for our stock-based plan, as we do not issue options at exercise prices below the market value at the date of the grant. In December 2004, the FASB revised SFAS 123 with SFAS 123(R), “Share-Based Payment,” (“SFAS 123(R)”) which eliminates the intrinsic value-based method and requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. The Company adopted SFAS 123(R) January 1, 2006 using the modified prospective method. As a result, the Company will record compensation expense for non-vested options and on all new options issued.

Concurrently with the private placement transaction discussed in Note 1 above, the Company conducted a buy-out of outstanding options under the stock-based employee compensation plan. The total amount of options purchased, which were purchased for the difference between the price of stock offered in the private placement and the strike price of each option, was $3,865,000. As of December 31, 2005, there are 2,000 options remaining outstanding under the stock-based employee compensation plan, all of which expired January 9, 2006, and all of which are at a strike price that exceeds the private placement price and market price of the shares. No compensation expense is recorded for these options. Under the new business strategy adopted by the Company subsequent to the private placement and tender offer transaction discussed in Note 1 above, the Board of Directors anticipates issuing options under the stock-based employee compensation plan beginning in January 2006. Those options will be accounted for under the provisions of SFAS 123(R).

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Had compensation cost for our stock-based plans been determined consistent with SFAS No. 123, our net income and income per share would have been changed to the pro forma amounts indicated below:

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands, except share data)
Net income
Net income as reported	$1,558	$21,897	$2,325
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	-	(236)	(262)
Pro forma	$1,558	$21,661	$2,063

Income per share:
Basic, as reported	$0.22	$3.36	$0.36
Basic, pro forma	$0.22	$3.32	$0.32
Diluted, as reported	$0.22	$3.30	$0.36
Diluted, pro forma	$0.22	$3.27	$0.32

Cash and Cash Equivalents

Cash equivalents, for purposes of the consolidated statements of cash flows, consist of nonrestricted cash, federal funds sold and interest-earning deposits with banks with original maturities, when purchased, of three months or less.

Income Per Common Share

Basic income per common share from continuing operations is computed by dividing income from continuing operations by the weighted average number of common shares outstanding for the period. Basic and diluted income per common share from discontinued operations is computed by dividing income from discontinued operations by the weighted average number of common shares for the period, and the effect of potentially dilutive securities, such as stock options and warrants outstanding for the year (“dilutive securities”). Net income per common share assuming dilution is computed by dividing net income by the weighted average number of common shares outstanding for the year and the effect of potentially dilutive securities.

Restructuring Charges

Associated with the transfer by Matrix Financial of the servicing function for our MSRs to a third party sub-servicer in the fourth quarter of 2004, the Company recorded pre-tax charges of approximately $1,368,000 related to write-offs for furniture, fixtures, leasehold improvements and retention packages. In 2005, additional charges related to final office relocation of approximately $399,000 were taken. These charges are included in noninterest expense for the respective years.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Fair Value of Financial Instruments

The Company determines the fair value of financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The amounts disclosed represent the Company's best estimate of fair value of financial instruments required to be disclosed under the Statement. The Company also has disclosed the methods and significant assumptions used to estimate the fair value of its financial instruments.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued a revision to SFAS 123, with SFAS 123(R). SFAS 123(R) supersedes APB Opinion No. 25, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Proforma disclosure, as included in Note 2 to the consolidated financial statements above, is no longer an alternative. The Company is required to adopt SFAS 123(R) for the fiscal year beginning January 1, 2006, and anticipates doing so under the modified prospective method. See further discussion in Note 2 to the consolidated financial statements. We are currently evaluating the impact the adoption of SFAS 123(R) will have, including giving consideration to changes made with the buy-out of outstanding options concurrently with the private placement discussed in Note 1 above, and because it will depend on the levels of share-based payments granted in the future. However, had we adopted SFAS 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described above in our disclosure of pro forma net income and income per share in this Note. In addition, in November 2005, the FASB issued final FASB Staff Position (“FSP”) FAS No. 123(R)-3, (“FSP 123(R)-3”) “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FSP 123(R)-3 provides an alternative method of calculating excess tax benefits from the method defined in SFAS 123(R) for share-based payments. A one-time election to adopt the transition method in the FSP is available to those entities adopting SFAS 123(R) using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of SFAS 123(R) is provided to make this one-time election. The Company is currently evaluating the potential impact of calculating the tax benefits with this alternative method and has not determined which method we will adopt, nor the expected impact on our consolidated financial statements.

In November 2005, the FASB issued FSP 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”). This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. See Note 8 to the consolidated financial statements herein for required disclosures under FSP 115-1.

In May 2005, the FASB issued SFAS No 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3”, (“SFAS No. 154”). SFAS No. 154 applies to all voluntary changes in accounting principle, and applies to changes required by an accounting pronouncement, in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 replaces APB 20 cumulative effect accounting with retroactive restatement of comparative financial statements, and defines “retrospective application” to differentiate it from “restatement” due to incorrect accounting. The Company will be required to adopt SFAS No. 154 for the fiscal year beginning January 1, 2006. The adoption of this standard is not expected to have a significant impact on the consolidated financial statements.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3.  Sale of Majority Interest in Real Estate Disposition Services Subsidiary

On September 10, 2004, the Company, through its subsidiary Matrix Asset Management Corporation (“MAMC”), sold substantially all of its assets related to its real estate management and disposition business. After the sale, the Company retained a 25% interest in the new company created by the purchaser, Matrix Asset Management, LLC, (“MAM, LLC”), as well as our remaining operations in MAMC, renamed MTXC Realty, operating a real estate brokerage office operating exclusively in the Denver metro area. As part of the transaction, referrals for the sale of real estate managed by MAM, LLC in the Denver metro area generally will be referred to MTXC Realty. During the third quarter 2004, the Company recorded a gain on sale of approximately $13,500,000. The Company received payment in the form of cash and a note receivable, payable in quarterly principal and interest payments over three years. The balance of the note receivable of $2,917,000 is included in other receivables at December 31, 2005. The 25% ownership is accounted for using the equity method of accounting. We continue to reflect the operations of MTXC Realty, including the equity earnings in MAM, LLC, as continuing operations. At December 31, 2005, the investment in MAMC included in other assets in the consolidated balance sheet is $602,000.

The Company may require the purchaser to purchase its 25% interest in MAM, LLC at anytime, the purchase price of which may be paid by the purchaser, at its option, in cash or a combination of cash and an unsecured promissory note. The purchaser, in turn, may require the Company to sell its 25% interest to the purchaser for cash at any time during the 30-calendar day period beginning on December 26th of each year, commencing December 26, 2007. The purchase price for the 25% interest will be determined in accordance with a fair value formula that considers the earnings and net worth of MAM, LLC, as set forth in the Operating Agreement for MAM, LLC.

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

4.  Sale of Interest in Matrix Settlement and Clearances Services, LLC

On November 30, 2004, the Company through certain of its subsidiaries, entered into definitive agreements to sell the 45% membership interest in MSCS, as well as all of the assets of the trust operations of Matrix Bank, to MG Colorado Holdings, Inc. (“MGCH”), which is an entity controlled by the principals of Optech Systems, Inc., one of the original co-owners of MSCS along with the Company.

In consideration of the sale of the 45% membership interest in MSCS, the Company received approximately 5% of the outstanding common stock of MGCH, and cash. This portion of the transaction closed December 1, 2004. As a result of the sale, the Company recorded a pre-tax gain on sale of approximately $8,242,000, included in the gain on sale of other assets for the year ended December 31, 2004. In consideration of the sale of the assets of the trust operations of Matrix Bank, the Company has received additional common stock of approximately 2% of the outstanding common stock of MGCH. This portion of the transaction closed April 30, 2005. As a result of the sale of the trust assets, the Company recorded a pre-tax gain on sale of $302,000, which is included in the gain on sale of other assets for the year ended December 31, 2005. The approximate 7% total ownership interest retained is accounted for using the cost basis of accounting. At December 31, 2005, the investment in MGCH included in other assets is $750,000.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

The Company and its subsidiaries, and former members of MSCS have agreed that for a period of four years from December 1, 2004, they will not compete with MGCH in the provision of automated mutual fund clearing and settlement services through the National Securities Clearing Corporation (“NSCC”), or in the provision of custodial and trust services to outside third party administrators or record keepers in connection with the NSCC services. Additionally, in connection with the receipt of the common stock of MGCH, the Company and other stockholders of MGCH have agreed to transfer voting restrictions on their shares of MGCH common stock and have agreed to sell their shares along with the majority shareholders of MGCH if so requested.

5.  Sale of Matrix Capital Bank Branches

On January 30, 2004, the Company, through its wholly owned subsidiary Matrix Bank, entered into a definitive agreement to sell its two branches in Las Cruces, New Mexico to a New Mexico banking company. The sale closed on May 1, 2004. The sale included deposits of the Las Cruces branches that totaled approximately $78,500,000, and loans of approximately $22,800,000, as well as the real estate and leases associated with the Las Cruces branches. As a result of the sale, the Company recorded a pre-tax gain of $5,087,000 which is included in gains on sale of other assets for the year ended December 31, 2004.

On July 12, 2004, the Company, through its wholly owned subsidiary Matrix Bank, entered into a definitive agreement to sell its branch in Sun City, Arizona to the same New Mexico banking company. The sale closed on November 1, 2004. The sale included deposits of the Sun City branch that totaled approximately $104,000,000, a nominal amount of loans, as well as the real estate and leases associated with the branch. As a result of the sale, the Company recorded a pre-tax gain of $4,935,000 which is included in gains on sale of other assets for the year ended December 31, 2004.

6.  Discontinued Operations

On September 2, 2003, the Company announced the final closing, and substantial completion of the sale by Matrix Financial of its assets associated with its wholesale mortgage origination platform. On February 23, 2003, the Company announced that its subsidiaries, Matrix Financial and Matrix Bank, entered into a Purchase and Assumption Agreement, as amended (“Purchase Agreement”), to sell substantially all of Matrix Financial’s assets associated with its wholesale mortgage origination platform (“Platform”) to AmPro Mortgage Corporation (“AmPro” or the “Buyer”). Included in the sale were the wholesale production offices, the back office personnel that process the loan originations and a significant portion of the corporate operations and personnel. The final closing was approximately six months after the signing of the agreement in order to allow the Buyer to obtain licensing to engage in mortgage banking activities under various state and federal laws. The effective sale date for accounting purposes was considered to be the Final Closing Date. The period of operation of the Platform in between the Initial Closing Date and the Final Closing Date is referred to as the “Transition Period” and is included in the results from discontinued operations.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As a result of the sale, in the year ended December 31, 2003, the Company recorded an after tax loss on the sale of the platform of $2,792,000, or $(0.43) per diluted share, which is included in income from discontinued operations in the consolidated statements of income. The operating income of the discontinued production platform is reflected in discontinued operations beginning in the first quarter of 2003. Operating results of the discontinued operations, previously included in our mortgage banking segment, were as follows:

	Years Ended December 31,
	2004	2003
Net interest income after provision for loan and valuation losses	$-	$3,477
Noninterest income	226	38,309
Noninterest expense	-	31,717
Operating income before taxes from discontinued operations	226	10,069
Income tax provision	89	3,955
Operating income from discontinued operations	137	6,114

Loss on sale of production platform, net of income tax benefit of $1,806	-	(2,792)
Income from discontinued operations, net of income taxes	$137	$3,322

Income from discontinued operations per share - basic	$0.02	$0.51
Income from discontinued operations per share - diluted	$0.02	$0.51

The Purchase Agreement requires Matrix Bank to guarantee Matrix Financial’s obligations under the Purchase Agreement if certain events occur, such as Matrix Financial’s bankruptcy, failure to maintain a minimum net worth, or loss of voting control of Matrix Financial.

7. Net Income Per Share

The following table sets forth the computation of basic net income per share and net income per share, assuming dilution:

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Numerator:
Income (loss) from continuing operations, net of tax effects	$1,558	$21,760	$(997)
Income from discontinued operations, net of tax effects	$-	$137	$3,322
Net income	$1,558	$21,897	$2,325

Denominator:
Weighted average shares outstanding	6,943,480	6,520,239	6,494,803
Effect of dilutive securities:
Common stock options	92,648	109,767	44,392
Denominator for net income (loss) per share, assuming dilution	7,036,128	6,630,006	6,539,195

8. Investment Securities

Investment securities available for sale were as follows:

	December 31, 2005				December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)

Mortgage backed securities	$13,714	$39	$(47)	$13,706	$117,316	$339	$(145)	$117,510
SBA securities	757	-	(1)	756	930	-	(3)	927
Total	$14,471	$39	$(48)	$14,462	$118,246	$339	$(148)	$118,437

Realized (losses) gains on the sale of securities available for sale, as determined by specific identification, were approximately $(122,000), $430,000 and $564,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Investment securities held to maturity were as follows:

	December 31, 2005				December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage backed securities	$421,010	$183	$(4,274)	$416,919	$71,555	$34	$(174)	$71,415
Total	$421,010	$183	$(4,274)	$416,919	$71,555	$34	$(174)	$71,415

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2005 are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
		(Dollars in thousands)
Within 1 year	$-	$-	$-	$-
Over 1 year through 5 years	-	-	-	-
After 5 years through 10 years	-	-	-	-
Over 10 years	757	756	-	-
SBA securities	757	756	-	-
Mortgage backed securities	13,714	13,706	421,010	416,919
Total	$14,471	$14,462	$421,010	$416,919

Trading securities were as follows:

	December 31, 2005	December 31, 2004
	Estimated Fair Value	Estimated Fair Value
	(Dollars in thousands)
SBA securities	$104,722	$126,375
Total	$104,722	$126,375

The net gain on trading securities was approximately $613,000, $50,000 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table presents information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position as follows:

	December 31, 2005				December 31, 2004
	Less than 12 Months		12 Months or More		Less than 12 Months		12 Months or More
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage backed securities, available for sale	$6,181	$(38)	$328	$(9)	$117,510	$(145)	$-	$-
Mortgage backed securities, held to maturity	331,170	(4,014)	10,802	(260)	71,415	(174)	-	-
SBA Securities	-	-	476	(1)	-	-	927	(3)
Total	$337,351	$(4,052)	$11,606	$(270)	$188,925	$(319)	$927	$(3)

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

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

At December 31, 2005, the Company does not believe that any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are attributable to changes in interest rates. The Company has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

The Company expects to receive payments on investment securities over periods that are considerably shorter than the contractual maturities of the securities, which range up to 30 years, due to prepayments.

At December 31, 2005 and 2004, investment securities with a carrying value of $0 and $3,571,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

At December 31, 2005, approximately 23% of the available for sale securities portfolio and approximately 13% of the held to maturity securities portfolio were comprised of securities of a single issuer, other than U.S. Treasury and federal agency debentures and other U.S. Government sponsored agency securities.

9. Loans Held for Sale and Investment

Loans Held for Sale

Loans held for sale consist of the following:

	December 31,
	2005	2004
	(Dollars in thousands)
Residential loans	$631,773	$758,543
SBA guaranteed commercial loans, school financing and other	280,882	218,231
Purchase premiums, unearned fees and fair value adjustment, net	19,976	18,246
	932,631	995,020
Less: Allowance for loan and valuation losses	5,189	5,198
Loans held for sale, net	$927,442	$989,822

Activity in the allowance for loan and valuation losses on loans held for sale is summarized as follows:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$5,198	$4,803	$5,899
Provision for loan losses	774	1,180	1,393
Charge-offs and transfers	(803)	(785)	(2,515)
Recoveries	20	-	26
Balance at end of year	$5,189	$5,198	$4,803

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Loans Held for Investment

Loans held for investment consist of the following:
	December 31,
	2005	2004
	(Dollars in thousands)
Residential loans	$250,793	$227,609
Multi-family, commercial real estate, SBA commercial	157,537	134,782
Construction loans	24,049	24,753
Consumer loans and other	244	581
Discounts, net	(843)	(1,194)
Unearned fees	(1,029)	(840)
	430,751	385,691
Less: Allowance for loan and valuation losses	4,808	5,974
Loans held for investment, net	$425,943	$379,717

Activity in the allowance for loan and valuation losses on loans held for investment is summarized as follows:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of year	$5,974	$4,986	$3,444
Provision for loan and valuation losses	891	2,089	2,248
Charge-offs and transfers	(2,249)	(1,264)	(1,035)
Recoveries	192	163	329
Balance at end of year	$4,808	$5,974	$4,986

Matrix Bank’s single-family loans are located throughout 50 states with concentrations above 5.0% at December 31, 2005 in California, Georgia, Illinois and Florida of approximately 31.9%, 9.6%, 8.4% and 5.4%, respectively, based on aggregate outstanding unpaid principal balances of the loans.

The following lists information related to nonperforming loans held for investment and held for sale:

	December 31,
	2005	2004
	(Dollars in thousands)
Loans on nonaccrual status in the held for investment portfolio	$9,601	$16,558
Loans on nonaccrual status in the held for sale portfolio	7,293	14,787
Total nonperforming loans	$16,894	$31,345
Interest income that would have been recognized at original contract terms	$529	$652

The Company continues to accrue interest on government-sponsored loans such as Federal Housing Administration (“FHA”) insured and Department of Veterans’ Affairs (“VA”) guaranteed loans which are past due 90 or more days, as the majority of the interest on these loans is insured or guaranteed by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $10,986,000 and $18,097,000 as of December 31, 2005 and 2004, respectively.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Interest income that would have been recorded for all nonaccrual loans was approximately $529,000, $652,000 and $1,084,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Included in nonaccrual loans were impaired loans, as defined under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” totaling $3,517,000 and $8,662,000 at December 31, 2005 and 2004, respectively, all of which have a specific valuation allocated to the loan. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans for 2005 and 2004 was $1,401,000 and $2,419,000, respectively. There was no interest recognized in 2005 or 2004 on loans while they were considered impaired.

10. Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2005	2004
	(Dollars in thousands)
Land	$3,106	$3,106
Buildings	10,854	10,598
Leasehold improvements	4,005	4,330
Office furniture and equipment	10,661	12,890
	28,626	30,924
Less accumulated depreciation	11,472	11,887
Premises and equipment, net	$17,154	$19,037

Included in occupancy and equipment expense is depreciation expense of premises and equipment of approximately $2,757,000, $3,572,000 and $3,552,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

11. Mortgage Servicing Rights

The activity in the MSRs is summarized as follows:
	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Mortgage servicing rights
Balance at beginning of year	$29,980	$47,194	$79,234
Purchases	-	871	375
Originations	788	615	5,082
Amortization	(7,764)	(16,100)	(32,497)
Sales	(70)	-	-
Application of valuation allowance to write down permanently impaired MSRs	-	(2,600)	(5,000)
Balance before valuation allowance at end of year	22,934	29,980	47,194

Valuation allowance for impairment of mortgage servicing rights
Balance at beginning of year	(3,406)	(6,450)	(14,400)
Additions	(230)	(1,656)	(2,400)
Application of valuation allowance to write down permanently impaired MSRs	-	2,600	5,000
Recovery	1,410	2,100	5,350
Balance at end of year	(2,226)	(3,406)	(6,450)
Valuation allowance for foreclosure costs	-	-	(1,000)
Mortgage servicing rights, net	$20,708	$26,574	$39,744

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company’s servicing activity is diversified throughout 50 states with concentrations above 10.0% at December 31, 2005, in California, Texas, Missouri and New Mexico of approximately 15.5%, 13.7%, 13.4% and 11.5%, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced. As of December 31, 2005, 2004 and 2003, the Company subserviced loans for others of approximately $11,373,000, $14,026,000 and $176,921,000, respectively.

The Company’s servicing portfolio (excluding subserviced loans) is comprised of the following:

	December 31, 2005		December 31, 2004
	Number of Loans	Principal Balance Outstanding	Number of Loans	Principal Balance Outstanding
	(Dollars in thousands)
Freddie Mac	3,673	$130,386	4,783	$196,637
Fannie Mae	10,400	542,782	13,390	722,749
Ginnie Mae	8,913	514,900	11,098	675,067
VA, FHA, conventional and other loans	6,491	529,930	8,687	664,387
Total servicing portfolio	29,477	$1,717,998	37,958	$2,258,840

The Company’s custodial escrow balances shown in the accompanying consolidated balance sheets at December 31, 2005 and 2004, pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at Matrix Bank in noninterest-bearing accounts. The balance of the custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

The estimated aggregate amortization of our MSR’s for each of the next five years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $3,630,000, $2,943,000, $2,401,000, $1,954,000 and $1,613,000, respectively. The estimated amortization is based on several assumptions as of December 31, 2005 with the most significant being the anticipated prepayment speeds of the underlying mortgages. It is reasonably possible the actual prepayment speeds of the underlying mortgage loans may differ materially from the estimated prepayment speed, and thus, the actual amortization may be significantly different than the amounts estimated.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
12. Deposits
Deposit account balances are summarized as follows:

	December 31, 2005			December 31, 2004
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Passbook accounts	$405	0.04%	1.26%	$455	0.04%	1.26%
NOW accounts	495,260	44.06	0.49	189,671	16.95	0.11
Money market accounts	581,704	51.75	1.69	676,848	60.48	0.91
Subtotal	1,077,369	95.85	1.18	866,974	77.47	0.71
Certificate accounts	46,675	4.15	3.66	252,185	22.53	2.48
Total Deposits	$1,124,044	100.00%	1.27%	$1,119,159	100.00%	1.09%

Included in NOW accounts are noninterest-bearing DDA accounts of $182,549,000 and $156,478,000 at December 31, 2005 and 2004, respectively.

Contractual maturities of certificate accounts as of December 31, 2005 are as follows:

	Under 12 months	12 to 36 months	36 to 60 months	Total
	(Dollars in thousands)
1.00-1.99%	$30	$-	$-	$30
2.00-2.99%	2,690	-	-	2,690
3.00-3.99%	1,163	26,896	46	28,105
4.00-4.99%	13,908	-	1,942	15,850
	$17,791	$26,896	$1,988	$46,675

Approximately $288,622,000 and $236,007,000 of fiduciary assets under administration by Sterling are included in NOW and money market accounts as of December 31, 2005 and 2004, respectively. Approximately $173,222,000 and $118,129,000 of MSCS customer assets under administration are included in NOW and money market accounts as of December 31, 2005 and 2004, respectively. Approximately $26,024,000 and $25,142,000 of deposits of the majority owner of MAM, LLC are included in NOW and money market accounts as of December 31, 2005 and 2004, respectively. Approximately $543,885,000 and $449,515,000 of deposits represent funds from four significant institutional relationships maintained by Matrix Bank as of December 31, 2005 and 2004, respectively. Included in certificate accounts are $42,504,000 and $247,868,000 of brokered deposits as of December 31, 2005 and 2004, respectively.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Interest expense on deposits is summarized as follows:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Passbook accounts	$5	$38	$74
NOW accounts	1,169	261	327
Money market	10,621	4,504	3,602
Certificates of deposit	4,088	5,862	9,335
Interest expense on deposits	$15,883	$10,665	$13,338

The aggregate amount of certificate of deposit accounts with a balance greater than $100,000 (excluding brokered deposits) was approximately $1,227,000 and $855,000 at December 31, 2005 and 2004, respectively.

13. Borrowed Money

Borrowed money is summarized as follows:
	December 31,
	2005	2004
	(Dollars in thousands)
Borrowed Money
$8,215,000 note payable to a third party financial institution due in quarterly principal installments of $357,000 plus interest, through December 31, 2007, collateralized by the common stock of Matrix Bank; interest at 30 day LIBOR plus 2.65% (7.05% at December 31, 2005)	$3,217	$4,288
$12,000,000 revolving line of credit to a third party financial institution, through March 31, 2006, renewable annually, collateralized by the common stock of Matrix Bank; interest at 30 day LIBOR plus 2.65% (7.05% at December 31, 2005); $12,000,000 available at December 31, 2005	-	-
Note payable with a bank, secured by real estate, interest at Prime plus 1.50%, paid in full September 23, 2005	-	1,713
$10,000,000 subordinated debt securities, interest payments due quarterly at three-month LIBOR plus 2.75% (7.29% at December 31, 2005), maturing February 13, 2014	10,000	10,000
School financing agreements, maturing September 1, 2008, collateralized by school obligations; interest rate variable based on the BMA mini-swap index.	16,364	15,572
Total	$29,581	$31,573

As of December 31, 2005, the maturities of borrowed money are as follows:

(Dollars In thousands)

2006	$1,428
2007	1,428
2008	16,725
2009	-
2010	-
Thereafter	10,000
$29,581

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company must comply with certain financial and other covenants related to the foregoing debt agreements including, among other things, the maintenance of specific ratios, net income, net worth and other amounts as defined in the credit agreements, limiting the Company’s and its subsidiaries’ ability to declare dividends or incur additional debt, and requirements to maintain certain capital levels in certain subsidiaries. These covenants include requirements for the Company to maintain “consolidated tangible capital” of not less than $60,000,000, Matrix Bank to maintain “classified assets” of less than 3% of total assets, Matrix Bank to earn not less than $7,500,000 over the prior four quarters as of and for the end of each fiscal quarter, and maintain the requirements necessary such that Matrix Bank will not be classified as other than “well capitalized,” all as defined in the OTS regulations. At December 31, 2005, the Company was in compliance with the covenants described above. We are in the process of renewing the revolving line of credit, and anticipate it will be renewed with similar terms and conditions as those currently in effect. However, there can be no assurances that it will be renewed.

School Financing Agreement

The Company had approximately $16,364,000 and $14,783,000 at December 31, 2005 and 2004, respectively, in tax-exempt financing it originated to charter schools into a grantor trust (“Trust”). The partnership trust expired September 30, 2005 and was replaced with a new partnership trust at that time which expires September 1, 2008. Both Trust’s issued Class “A” Certificates and Class “B” Certificates, with the Class “A” Certificates being sold to various third party investors under a private placement at a price of par.

The “A” Certificates under the grantor trust are guaranteed by a letter of credit issued by an unaffiliated financial institutions. The “A” Certificates’ interest rate may be determined weekly, monthly or for a term for up to one year. The interest rate and the term of the interest rate are determined by the Remarking Agent.

The “B” Certificates are owned in part by the Company. The interest rate paid on the “A” Certificates is considered the Company’s financing cost. The approximate cost of the financing at December 31, 2005 and 2004 was 3.21% and 2.20%, respectively. The interest that the Company receives through its ownership of the “B” Certificates is tax-exempt.

Although the unaffiliated financial institutions act as guarantors to the “A” Certificates, the Company provides full recourse to the letter of credit providers in all cases of loss or default. Due to the nature of the recourse and the ability of the “A” Certificate holders to put the certificates to the Trusts, the transactions have been accounted for as a secured financing.

Through a Purchase and Sale Agreement, the Company has sold school financing loans to a third party financial institution. The Company provides scheduled interest and principal plus full recourse in the case of loss or default. The transaction was treated as a sale due to the transfer of control over the school financing loans. No gain or loss was recorded at the time of sale as the loans were sold at carrying value. The balance of the school financing loans sold with recourse was approximately $5,499,000 and $7,355,000 at December 31, 2005 and 2004, respectively.

14. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Company

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company has sponsored seven trusts, Matrix Bancorp Capital Trust I, Matrix Bancorp Capital Trust II, Matrix Bancorp Capital Trust III, Matrix Bancorp Capital Trust IV, Matrix Bancorp Capital Trust V, Matrix Bancorp Capital Trust VI and Matrix Bancorp Capital Trust VIII, of which 100% of the common equity is owned by the Company. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company (the “debentures”). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable at either quarterly or semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the trusts are redeemable as noted below.

Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Company are summarized as follows:
	December 31,
	2005	2004
	(Dollars in thousands)
Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts
Junior subordinated debentures owed to Matrix Bancorp Capital Trust I, 10% junior subordinated debentures payable quarterly, unsecured and maturing September 30, 2029	$5,156	$13,351
Junior subordinated debentures owed to Matrix Bancorp Capital Trust II, 10.18% junior subordinated debentures payable semi-annually, unsecured and maturing June 8, 2031	12,400	12,400
Junior subordinated debentures owed to Matrix Bancorp Capital Trust III, 10.25% junior subordinated debentures payable semi-annually, unsecured and maturing July 25, 2031	15,464	15,464
Junior subordinated debentures owed to Matrix Bancorp Capital Trust IV, six-month LIBOR plus 3.75% (8.46% at December 31, 2005) junior subordinated debentures payable semi-annually, unsecured and maturing December 8, 2031	5,155	5,155
Junior subordinated debentures owed to Matrix Bancorp Capital Trust V, six-month LIBOR plus 3.625% (8.335% at December 31, 2005) junior subordinated debentures payable semi-annually, unsecured and maturing July 25, 2032	5,155	5,155
Junior subordinated debentures owed to Matrix Bancorp Capital Trust VI, interest fixed at 6.425% through October 2009, then three-month LIBOR plus 2.50%, junior subordinated debentures payable semi-annually, unsecured and maturing October 18, 2034	10,310	10,310
Junior subordinated debentures owed to Matrix Bancorp Capital Trust VIII, interest fixed at 5.86% through July 2010, then three-month LIBOR plus 1.69%, junior subordinated debentures payable semi-annually, unsecured and maturing July 7, 2035	7,732	-
Total	$61,372	$61,835

On July 30, 1999, Matrix Bancorp Capital Trust I (“Trust I”), a Delaware business trust formed by the Company, completed the sale of $27,500,000 of 10% preferred securities. Trust I also issued common securities to the Company and used the net proceeds from the offering to purchase $28,351,000 in principal amount of 10% junior subordinated debentures of the Company due September 30, 2029. The preferred securities accrue and pay distributions quarterly at an annual rate of 10% of the stated liquidation amount of $25 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust I under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust I. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part on or after September 30, 2004, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. Under the terms of the indenture, the Company redeemed $15,000,000 in trust preferred and common securities on October 29, 2004, and redeemed $8,195,000 in trust preferred and common securities on July 20, 2005.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

On March 28, 2001, Matrix Bancorp Capital Trust II (“Trust II”), a Delaware business trust formed by the Company, completed the sale of $12,000,000 of 10.18% preferred securities. Trust II also issued common securities to the Company and used the net proceeds from the offering to purchase $12,400,000 in principal amount of 10.18% junior subordinated debentures of the Company due June 8, 2031. The preferred securities accrue and pay distributions semi-annually at an annual rate of 10.18% of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust II under the preferred securities. The guarantee covers the semi-annual distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust II. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after June 8, 2011, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

On July 16, 2001, Matrix Bancorp Capital Trust III (“Trust III”), a Delaware business trust formed by the Company, completed the sale of $15,000,000 of 10.25% preferred securities. Trust III also issued common securities to the Company and used the net proceeds from the offering to purchase $15,464,000 in principal amount of 10.25% junior subordinated debentures of the Company due July 25, 2031. The preferred securities accrue and pay distributions semi-annually at an annual rate of 10.25% of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust III under the preferred securities. The guarantee covers the semi-annual distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust III. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after July 25, 2006, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

On November 28, 2001, Matrix Bancorp Capital Trust IV (“Trust IV”), a Delaware business trust formed by the Company, completed the sale of $5,000,000 of floating rate of six-month LIBOR plus 3.75% preferred securities. Trust IV also issued common securities to the Company and used the net proceeds from the offering to purchase $5,155,000 in principal amount of floating rate of six-month LIBOR plus 3.75% junior subordinated debentures of the Company due December 8, 2031. The preferred securities accrue and pay distributions semi-annually at the floating rate as described above percent of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust IV under the preferred securities. The guarantee covers the semi-annual distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust IV. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after December 8, 2006, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

On July 25, 2002, Matrix Bancorp Capital Trust V (“Trust V”), a Delaware business trust formed by the Company, completed the sale of $5,000,000 of floating rate of six-month LIBOR plus 3.625% preferred securities. Trust V also issued common securities to the Company and used the net proceeds from the offering to purchase $5,155,000 in principal amount of floating rate of six-month LIBOR plus 3.625% junior subordinated debentures of the Company due July 25, 2032. The preferred securities accrue and pay distributions semi-annually at the floating rate as described above of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust V under the preferred securities. The guarantee covers the semi-annual distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust V. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after July 25, 2007, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

On August 30, 2004, Matrix Bancorp Capital Trust VI (“Trust VI”), a Delaware business trust formed by the Company, completed the sale of $10,000,000 of fixed rate of 6.425% through the interest payment date in October 2009, then a floating rate of three-month LIBOR plus 2.50% preferred securities. Trust VI also issued common securities to the Company and used the net proceeds from the offering to purchase $10,310,000 in principal amount of fixed rate of 6.425% through the interest payment date in October 2009, then a floating rate of three-month LIBOR plus 2.50% junior subordinated debentures of the Company due October 18, 2034. The preferred securities accrue and pay distributions quarterly at the rate as described above of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust VI under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust VI. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after October 18, 2009, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

On June 30, 2005, Matrix Bancorp Capital Trust VIII (“Trust VIII”), a Delaware business trust formed by the Company, completed the sale of $7,500,000 of fixed rate of 5.86% through the interest payment date in July 2010, then a floating rate of three-month LIBOR plus 1.69% preferred securities. Trust VIII also issued common securities to the Company and used the net proceeds from the offering to purchase $7,732,000 in principal amount of fixed rate of 5.86% through the interest payment date in July 2010, then a floating rate of three-month LIBOR plus 1.69% junior subordinated debentures of the Company due July 7, 2035. The preferred securities accrue and pay distributions quarterly at the rate as described above of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust VIII under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust VIII. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after July 7, 2010, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

All of the junior subordinated debentures owed to unconsolidated subsidiary trusts mature in periods greater than 5 years from December 31, 2005.

15. FHLBank Borrowings

Matrix Bank obtains FHLBank advances from FHLBank of Topeka, which is the FHLBank that serves Denver, Colorado, and utilizes FHLBank of Topeka as its primary correspondent bank. Prior to Matrix Bank’s change of domicile in 2002, advances were obtained from FHLBank of Dallas. Certain long-term advances that existed at that time with FHLBank of Dallas are still outstanding under their original terms.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The balances of FHLBank borrowings are as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
FHLBank of Topeka borrowings	$508,000	$359,000
FHLBank of Dallas borrowings	107,028	147,118
	$615,028	$506,118

Advances of $286,000,000 and $176,000,000 at December 31, 2005 and 2004, respectively, were borrowed under Convertible Advance (“CA”) and Short Option Advance (“SOA”) Agreements with the FHLBank. These CA and SOA borrowings require the payment of interest monthly and principal at maturity, have a term of five to ten years, but are callable by the FHLBank beginning after a six-month to five-year lockout period, depending on the particular CA or SOA borrowing. After the expiration of the lockout period, the CA and SOA borrowings are callable at various intervals. If the FHLBank exercises its call option on a CA or SOA borrowing, the FHLBank is required to offer replacement funding to the Company at a market rate of interest for the remaining term of the CA or SOA borrowing. Additionally, under the terms of the CA and SOA Agreements, the Company is not permitted to prepay or otherwise retire a callable CA or SOA borrowing prior to the final maturity date. At December 31, 2005, the interest rates on the CA and SOA borrowings ranged from 2.90% to 5.63%, and their possible call dates varied from January 11, 2006 to August 23, 2007. Advances of $20,000,000 and $40,000,000 at December 31, 2005 and 2004, respectively, were borrowed under fixed rate advance agreements with FHLBank. These fixed borrowings have a term of one to four-years, carry interest rates from 3.28% to 3.92% and mature November 9, 2006 to May 2, 2008. Community investment advances of $1,028,000 and $1,118,000 at December 31, 2005 and 2004, respectively, were borrowed under a fixed term and rate. At December 31, 2005, the advances are at a rate of 5.84% and mature June 2, 2014. All advances are secured by first lien mortgage loans, investment securities and SBA pooled securities of Matrix Bank and all of its FHLBank stock. Advances of $308,000,000 and $289,000,000 at December 31, 2005 and 2004, respectively, were borrowed under weekly or overnight borrowings with the FHLBank.

As of December 31, 2005, the maturities of FHLBank borrowings are as follows:

(Dollars In thousands)

2006	$574,000
2007	30,000
2008	10,000
2009	-
2010	-
Thereafter	1,028
$615,028

Matrix Bank is on full custody status at FHLBank of Dallas, which requires Matrix Bank to place loan collateral at the FHLBank of Dallas. At December 31, 2005, first lien mortgages of $167,554,000 and securities of $9,273,000 were pledged for FHLBank of Dallas advances. Matrix Bank is on blanket collateral status at FHLBank of Topeka, which requires Matrix Bank to identify, yet maintain in its possession, loan collateral pledged at FHLBank of Topeka. At December 31, 2005, first lien mortgages of $647,292,000 were pledged for the FHLBank of Topeka advances. At December 31, 2005, mortgage backed and SBA pooled securities in the custody of FHLBank of Topeka with a balance of $471,353,000 were also pledged for advances. As of December 31, 2005, Matrix Bank had available unused borrowings from the FHLBank of Topeka for advances of approximately $282,482,000.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16. Income Taxes

The income tax (benefit) provision consists of the following:
	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Current:
Federal	$(1,538)	$10,819	$2,586
State	(177)	1,708	366
Deferred:
Federal	(670)	(1,810)	(2,941)
State	(62)	(269)	(437)
(Benefit) provision	$(2,447)	$10,448	$(426)

A reconciliation of the (benefit) provision for income taxes with the expected income taxes based on the statutory federal income tax rate follows:

	Years ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Expected income tax (benefit) provision	$(302)	$11,320	$646
State income tax (benefit) provision, net of federal benefit	(29)	1,682	100
Tax-exempt interest income	(1,030)	(1,345)	(1,447)
New Market Tax Credits	(729)	(378)	-
Utilization of State net operating loss carry-forwards	(140)	(509)	-
Other	(217)	(322)	275
(Benefit) provision for income taxes	$(2,447)	$10,448	$(426)

The actual tax (benefit) provision differs from the expected tax expense (computed by applying the applicable United States Federal corporate tax rate of 34% and the composite state tax rates, which range from 4.5% to 8.0%) to the income before taxes for the years ended 2005, 2004 and 2003. This is principally due to state income tax expense and various income and expense items which are not deductible for tax purposes, including certain meal and entertainment deductions, nontaxable interest income, utilization of certain state net operating loss carry-forwards and the recognition of tax credits under the New Market Tax Credit program.

During 2004, the Company acquired $12,600,000 of New Market Tax Credits allocation. Under the program, the Company funded qualifying loans and the Company will receive Federal income tax credits that will be recognized over seven years with 2004 being the first year for this allocation. In 2004, the Company received an additional $50,000,000 award of new market tax credits. In the fourth quarter of 2005, we utilized $11,000,000 of this award. An additional $14,000,000 of the award was allocated to unaffiliated third party investors. The tax credit recognized under the allocations was $729,000 and $378,000 for the years ended December 31, 2005 and 2004, respectively. The Company is reviewing options related to the $25,000,000 remaining allocation to determine the best method for utilization.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes shown below.

	December 31,
	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and valuation losses	$5,210	$6,326
Deferred fees	2,211	1,547
State operating loss carry-forwards	653	793
2005 operating loss carry-forward	1,059	-
Other	285	974
Subtotal	9,418	9,640
Valuation allowances	(653)	(793)
Total deferred tax assets	8,765	8,847

Deferred tax liabilities:
Mortgage servicing rights	$(3,878)	$(3,709)
Gain on sale of building	(1,187)	(1,283)
Installment gain on sale of interest in subsidiary	(952)	(1,809)
Other	(2,496)	(2,526)
Total deferred tax liabilities	(8,513)	(9,327)
Net deferred tax asset (liability)	$252	$(480)

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company has provided a valuation allowance for state operating loss carry-forwards in those states where its operations have decreased, currently ceased, or where the Company has withdrawn entirely. These states are generally jurisdictions where Matrix Financial formerly operated mortgage origination activities with the production platform that was sold in 2003 as discussed in Note 6. No other valuation allowances for deferred tax assets are considered necessary at December 31, 2005 or 2004. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The net deferred tax asset at December 31, 2005 is recorded in the accompanying consolidated balance sheets in income taxes receivable and deferred income tax asset. The net deferred tax liability at December 31, 2004 is recorded in the accompanying consolidated balance sheets in income taxes payable and deferred income tax liability. The current and other income tax receivable of $3,444,000 as of December 31, 2005 is recorded in income taxes receivable and deferred income tax asset, and the current and other income tax payable of $1,827,000 as of December 31, 2004 is recorded in income taxes payable and deferred income tax liability.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

17. Regulatory

The Company is a unitary thrift holding company and, as such, is subject to the regulation, examination and supervision of the OTS.

Matrix Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Matrix Bank’s and the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Matrix Bank must meet specific capital guidelines that involve quantitative measures of Matrix Bank’s assets, liabilities and certain off-balance sheet commitments as calculated under regulatory accounting practices. Matrix Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Matrix Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to total assets (as defined in the regulations). Management believes, as of December 31, 2005 and 2004, that Matrix Bank met all applicable capital adequacy requirements.

As of December 31, 2005, the most recent notification from the OTS categorized Matrix Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Matrix Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the institution’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2005
Total Capital (to Risk Weighted Assets)	$131,018	14.3%	$73,098	8.0%	$91,373	10.0%
Core Capital (to Adjusted Tangible Assets)	127,053	6.3	80,987	4.0	101,234	5.0
Tier I Capital (to Risk Weighted Assets)	127,053	13.8	N/A	N/A	54,824	6.0

As of December 31, 2004
Total Capital (to Risk Weighted Assets)	$122,432	13.0%	$74,456	8.0%	$94,320	10.0%
Core Capital (to Adjusted Tangible Assets)	115,076	6.3	72,796	4.0	90,995	5.0
Tier I Capital (to Risk Weighted Assets)	115,076	12.2	N/A	N/A	56,592	6.0

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The various federal banking statutes to which Matrix Bank is subject also include other limitations regarding the nature of the transactions in which it can engage or assets it may hold or liabilities it may incur.

Matrix Bank is required to maintain vault cash or balances with the Federal Reserve Bank of Kansas City in a noninterest-earning account based on a percentage of deposit liabilities. The required reserve balance was $2,689,000 and $24,111,000 at December 31, 2005 and 2004, respectively.

As a wholly owned subsidiary of Matrix Bank, Matrix Financial is subject to OTS regulation. In addition, Matrix Financial is also subject to examination by various regulatory agencies involved in the mortgage banking industry. Each regulatory agency requires the maintenance of a certain amount of net worth, the most restrictive of which required $1,328,000 at December 31, 2005 and $1,699,000 at December 31, 2004. At December 31, 2005 and 2004, Matrix Financial was in compliance with these regulatory requirements.

First Matrix, headquartered in Denver, Colorado, a wholly owned subsidiary of Matrix Bancorp Trading, is a broker-dealer registered with the SEC under rule 15c3-3(k)(2)(ii). First Matrix is subject to the SEC’s Net Capital Rule that requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined by the regulations, shall not exceed 15 to 1. At December 31, 2005, First Matrix had net capital of $1,334,000, which was $1,327,000 in excess of its required net capital of $7,000. First Matrix’s aggregate indebtedness to net capital ratio was 0.07 to 1.

Sterling Trust, a Texas trust company, is generally required to maintain minimum restricted capital of at least $1,000,000, and may be required to maintain additional capital if the Texas Banking Commissioner determines that it is necessary to protect the safety and soundness of Sterling. At December 31, 2005, Sterling was in compliance with capital requirements under Texas law.

18. Shareholders’ Equity

Stock Option Plan

Through December 31, 2005, the Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its employee stock options. Under Opinion No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. As discussed in Note 2 above, this accounting will change in 2006 with the adoption of SFAS 123(R) and compensation expense for non-vested options and on all new options issued will be reflected in the financial statements. See Note 2 to the consolidated financial statements herein for further discussion.

In 1996, the board of directors and shareholders adopted the 1996 Stock Option Plan, which amended and restated the Company’s stock option plan adopted in 1995. The Company’s 1996 Stock Option Plan, as amended, allows for the grant of options to substantially all of the Company’s full-time employees and directors for up to 950,000 shares of the Company’s common stock. Options granted generally have ten-year terms and vest based on the determination by the Company’s compensation committee.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The 1996 Stock Option Plan authorized the granting of incentive stock options (“Incentive Options”) and nonqualified stock options (“Nonqualified Options”) to purchase common stock to eligible persons. The 1996 Stock Option Plan is currently administered by the compensation committee (“administrator”) of the board of directors. The 1996 Stock Option Plan provides for adjustments to the number of shares and to the exercise price of outstanding options in the event of a declaration of stock dividend or any recapitalization resulting in a stock split, combination or exchange of shares of common stock.

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

The 1996 Stock Option Plan further provides that, in most instances, an option must be exercised by the optionee within 30 days after the termination of the consulting contract between such consultant and the Company or termination of the optionee’s employment with the Company, as the case may be, if and to the extent such option was exercisable on the date of such termination. To date, no options have been granted to consultants.

Pro forma information regarding net income and income per share is required by SFAS 123 and SFAS 148 and is included in Note 2. The fair value for these options for 2005, 2004 and 2003 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rate of 4.3%, 4.2% and 4.2%; a dividend yield of zero percent; volatility factors of the expected market price of the Company’s common stock of 0.24, 0.46 and 0.49; and a weighted-average expected life of the option of four years.

The Black-Scholes option valuation model used in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the Company’s stock option activity and related information is as follows:

	Years ended December 31,
	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning of year	440,550	$10.94	609,750	$10.10	678,125	$10.11
Granted	53,000	12.87	65,000	10.03	35,000	9.29
Exercised	-	-	(81,950)	5.25	(9,000)	9.00
Forfeited or cancelled	(491,550)	11.08	(152,250)	10.25	(94,375)	10.07
Outstanding, end of year	2,000	$26.50	440,550	10.94	609,750	10.10

Exercisable end of year	2,000	$26.50	312,050	$11.42	436,900	$10.24
Weighted average fair value of options granted during the year	$4.25		$4.96		$2.72

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Due to the buy-out of outstanding options concurrent with the private placement transaction discussed in Note 1 above, there are only 2,000 options remaining outstanding at December 31, 2005 which were not included in the buy-out as the options exercise price exceed the price of stock offered in the private placement. The 2,000 shares have an exercise price of $26.50 per share, and will expire on January 9, 2006.

Under the new business strategy discussed in Note 1 above, the Board of Directors anticipates issuing options under the stock-based employee compensation plan beginning in January 2006. Those options will be accounted for under the provisions of SFAS 123(R).

Employee Stock Purchase Plan

In 1996, the board of directors and shareholders adopted an Employee Stock Purchase Plan (“Purchase Plan”) and authorized, as amended, 250,000 shares of common stock (“ESPP Shares”) for issuance there under. The Purchase Plan became effective upon consummation of the initial public offering. The price at which ESPP Shares are sold under the Purchase Plan is 85% of the lower of the fair market value per share of common stock on the enrollment or the purchase date. As of December 31, 2005, there were 39,947 ESPP Shares available for future issuance. The Purchase Plan was suspended for 2005 due to unfavorable tax treatment and uncertainty surrounding new accounting pronouncements and their effect on the feasibility of offering the Purchase Plan for the Company. The Company is currently re-evaluating the Purchase Plan and is considering re-implementing the plan during 2006 or 2007.

19. Commitments, Contingencies and Related Party Transactions

Leases

The Company leases office space and certain equipment under noncancelable operating leases. Annual amounts due under the office and equipment leases as of December 31, 2005 are approximately as follows:

(Dollars in thousands)

2006	$951
2007	593
2008	441
2009	400
2010	400
Thereafter	350
$3,135

Total rent expense aggregated approximately $736,000, $1,134,000 and $1,050,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and is recorded in occupancy and equipment expense.

The Company, through Matrix Tower Holdings, LLC, an operating subsidiary of Matrix Bank, is a lessor of office space under various operating leases for Matrix Financial Center. Annual amounts expected for future minimum rental income as of December 31, 2005 are approximately:

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Dollars in thousands)

2006	$1,902
2007	1,432
2008	534
2009	226
2010	66
Thereafter	-
$4,160

Included in the expected future office rents are the following amounts under an operating lease with MGCH of $219,000 and $182,000 for 2006 and 2007, respectively.

Total rental income for the years ended December 31, 2005, 2004 and 2003 aggregated approximately $2,105,000, $2,150,000 and $2,050,000, respectively.

Off-Balance Sheet Risk and Concentration of Commitments

A summary of the contractual amount of significant commitments follows:
	December 31,
	2005	2004
	(Dollars in thousands)

Commitments to extend credit:
Loans secured by mortgages	$49,732	$32,499
Construction loans	48,860	37,522
Commercial lines of credit	854	337
Commercial loans	1,569	2,468
Consumer loans	278	323
Standby letters of credit	429	3,078
Commitments to purchase single family mortgage loans	-	60,120
Commitments to purchase USDA and SBA loans	39,660	37,905
Commitments to sell USDA and SBA loans and SBA securities	-	16,042

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

The Company’s exposure to credit loss, in the event of nonperformance by the other party, to off-balance sheet financial instruments with credit risk is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments with credit risk.

Commitments to extend credit are agreements to lend to, or provide a credit guarantee for, a customer as long as there is no violation of any condition established in the contract. Such instruments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Because many of these instruments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis, and the amount of collateral or other security obtained is based on management’s credit evaluation of the customer.

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

Risk Management Activities for MSRs

Ownership of MSRs exposes the Company to impairment of the value of MSRs in certain interest rate environments. The incidence of prepayment of a mortgage loan generally increases during periods of declining interest rates as the homeowner seeks to refinance the loan to a lower interest rate. If the level of prepayment on segments of the Company’s mortgage servicing portfolio achieves a level higher than projected by the Company for an extended period of time, then impairment in the associated basis in the MSRs may occur.

Contingencies - Liabilities and Guarantees

In the period between 2000 and 2003, Matrix Financial originated and sold approximately $8,900,000,000 of residential mortgage loans. Matrix Bank continues to be involved in the purchase and subsequent sale of residential mortgage loans. These loans were and are sold to investors in the normal course of business. These agreements usually require certain representations and warranties concerning credit information, loan documentation, collateral, and insurability. On occasion, investors have requested Matrix Bank or Matrix Financial to repurchase loans or to indemnify them against losses on certain loans which the investors believe do not comply with applicable representations. Upon completion if its own investigation regarding the investor claims, Matrix Bank and Matrix Financial generally repurchase or provide indemnification on certain loans, as appropriate.

The Company maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions. Total loans repurchased during the years ended December 31, 2005, 2004 and 2003 were $2,019,000, $14,337,000 and $30,565,000, respectively. Loans indemnified that remain outstanding at December 31, 2005 totaled $13,651,000, of which $5,007,000 are guaranteed as to principal by FHA. Losses charged against the liability for estimated losses on repurchase and indemnification were $2,140,000, $3,660,000, and $1,915,000 for 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004 the liability for estimated losses on repurchase and indemnification was $2,365,000 and $2,505,000, respectively, and was included in other liabilities on the consolidated balance sheets.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Contingencies - Legal

The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. The Company accrues liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company’s estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will generally only accrue a loss for a pending litigation matter if, for example, the parties to the matter have entered into definitive settlement agreements or a final judgment adverse to the Company has been entered. Based on evaluation of the Company’s litigation matters and discussions with internal and external legal counsel, management believes than an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2005 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

Matrix Bancorp, The Vintage Group, Inc., Vintage Delaware Holdings, Inc., Matrix Bank, and Guy A. Gibson, currently Chairman of the Board and formerly President and CEO of Matrix Bancorp, Richard V. Schmitz, formerly the Co-Chief Executive Officer and Chairman of the Board of Matrix Bancorp, and D. Mark Spencer, formerly the President, Co-Chief Executive Officer and a director of Matrix Bancorp, were named defendants in an action filed in November 2000 styled Roderick Adderley, et al. v. Guy A. Gibson, et al. pending in the District Court of Tarrant County, Texas (“Adderley II”), seeking to impose joint and several liability on these defendants for the judgment against Sterling Trust in Roderick Adderley, et al. v. Advance Financial Services, Inc., et al. (“Adderley I”). This case has settled and is now closed. See “--Sterling Trust” below.

Matrix Bancorp, Matrix Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. have also been named as defendants in the Munoz matter described below. See “--Sterling Trust.”

A former customer of Matrix Bank is a debtor in a Chapter 11 proceeding under the Bankruptcy Code styled In re Apponline.com, Inc. and Island Mortgage Network, Inc. pending in the United States Bankruptcy Court for the Eastern District of New York. Prior to the bankruptcy filing, Matrix Bank had provided the customer, Island Mortgage Network, Inc., with a purchase/repurchase facility under which Matrix Bank purchased residential mortgage loans, with Island Mortgage having the right or obligation to repurchase such mortgage loans within a specified period of time. Matrix Bank initiated an adversary claim in the Bankruptcy Court against the State Bank of Long Island (“State Bank”) seeking to recover losses sustained by Matrix Bank as a result of the fraud perpetrated by Island Mortgage. State Bank, among other things, was the depository bank for Island Mortgage. In the fourth quarter of 2005, Matrix Bank agreed to settle its claims against State Bank in return for payment by State Bank to Matrix Bank of $475,000, and this adversary proceeding is now closed with respect to Matrix Bank.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Sterling Trust was named a defendant in an action filed July 1999 styled Roderick Adderley, et al. v. Advanced Financial Services, Inc., et al. that was tried in Tarrant County, Texas district court in the spring of 2000. As previously disclosed, on December 22, 2005, Sterling Trust entered into a Final Compromise Settlement Agreement and Release in connection with Adderley I. Under the settlement agreement, Sterling Trust paid an aggregate of $3,150,000 to the plaintiffs in final settlement of all of the plaintiffs claims against all of the defendants in the Adderley I action and the related action described below, including a full release from each plaintiff in favor of each defendant in both actions. A related action, Adderley II, had been abated by agreement of the parties pending final outcome of the Adderley I case, and was also dismissed pursuant to the settlement agreement. The Agreement was also made for the benefit of Matrix Bancorp, Inc. and Matrix Capital Bank, each of which is a signatory to the Agreement and each of which had been named a defendant in the related action. Although not signatories to the Agreement, the Agreement was also made for the benefit of The Vintage Group, Inc. and Vintage Delaware Holdings, Inc., two subsidiaries named as defendants in the related action; and Guy A. Gibson, current Chairman of the Board of Matrix Bancorp and former President and CEO of Matrix Bancorp, D. Mark Spencer, former President, Co-CEO and director of Matrix Bancorp, and Richard V. Schmitz, former President, Co-CEO and director of Matrix Bancorp, individuals named as defendants in the related action.

Sterling Trust was named a defendant in several putative class action lawsuits instituted in November 2000 by one law firm in Pennsylvania. The styles of such lawsuits are as follows: Douglas Wheeler, et al. v. Pacific Air Transport, et al.; Paul C. Jared, et al. v. South Mountain Resort and Spa, Inc., et al.; Lawrence Rehrig, et al. v. Caffe Diva, et al.; Merrill B. Christman, et al. v. Millennium 2100, Inc., et al.; David M. Veneziale, et al. v. Sun Broadcasting Systems, Inc., et al.; and Don Glazer, et al. v. Technical Support Servs., Inc., et al. All of such lawsuits were originally filed in the United States District Court for the Western District of Pennsylvania. On April 26, 2001, the District Court for the Western District of Pennsylvania ordered that all of such cases be transferred to the United States District Court for the Western District of Texas so that Sterling Trust could properly present its motion to compel arbitration. Sterling Trust filed separate motions to compel arbitration in these actions, all of which were granted. Each of the six plaintiffs timely filed arbitration demands with the American Arbitration Association. The demands seek damages and allege Sterling Trust breached fiduciary duties and was negligent in administrating each claimant’s self-directed individual retirement account holding a nine-month promissory note. Each of these arbitration actions has been abated pending the outcome of the Munoz matter described below. Sterling Trust believes it has meritorious defenses and is defending the matters vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

Sterling Trust, Matrix Bancorp, Matrix Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. have been named a defendant in an action filed in December 2001 styled Heraclio A. Munoz, et al. v. Sterling Trust Company, et. al. that is pending in Superior Court of the State of California. The complaint seeks class action status, requests unspecified damages and alleges negligent misrepresentation, breach of fiduciary duty and breach of written contract on the part of Sterling Trust. In the fourth quarter of 2005, Sterling Trust was granted summary judgment as to all claims against it by the plaintiffs. Once the summary judgment order is entered by the court, the plaintiffs will have a certain number of days to appeal the decision. There can be no assurances that such decision in favor of Sterling Trust will not be appealed by the plaintiffs or, if so appealed, that the decision in favor of Sterling Trust will not be overturned. In the event such decision in favor of Sterling Trust were overturned by the appellate courts, the Company continues to believe it has meritorious defenses and will continue to defend the matter vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Matrix Financial was named in March 2004 as a defendant in a putative class action lawsuit styled Monica Thigpen v. Matrix Financial Services Corporation filed in the United States Bankruptcy Court for the Southern District of Alabama. The plaintiff claims that Matrix Financial filed an improper and false affidavit in connection with plaintiff’s Chapter 13 bankruptcy proceeding because the signature page of the affidavit was executed separate and apart from the other pages, and has asked the Court to award the plaintiff actual damages, punitive damages, injunctive relief, attorney’s fees and other relief as may be appropriate. In January 2006, Plaintiff withdrew her Motion for Class Certification, but has indicated she will pursue her claim individually. Discovery is on-going. Matrix Financial believes it has meritorious defenses and intends to defend this action vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this point.

Related Party Transactions

Associated with the private placement and tender offer discussed in Note 1, the Company paid a total of $1,859,000 to G2 Holding Corp. for recruitment fees and expense reimbursements, which were directly charged against the proceeds raised from the private placement and tender offer. Guy A. Gibson, the Chairman of Matrix Bancorp, Inc., is the Chairman of G2 Holding Corp., and Michael J. McCloskey, Chief Operating Officer of Matrix Bancorp, Inc., was the Executive Vice President of G2 Holding Corp prior to accepting his position with Matrix Bancorp, Inc.. In addition, associated with the private placement, the Company paid a $300,000 financial advisory services fee to Milestone Advisors, LLC, an affiliate of Milestone Merchant Partners, LLC. Michael J. McCloskey is a managing director of Milestone Merchant Partners, LLC.

In June of 2002, the Company accepted the resignation of Guy A. Gibson as the President and Chief Executive Officer of the Company, until Mr. Gibson returned to the Company as Chairman of the Board as noted above. Mr. Gibson served on the Board of Directors of the Company and provided certain consulting services for the Company from June 2002 until June of 2004. Under the terms of a Consulting Agreement entered into with Mr. Gibson, the Company paid Mr. Gibson $250,000 in 2004 for his consulting services. The expense is recorded in compensation and employee benefits expense in the consolidated statements of income.

20. Defined Contribution Plan

The Company has a 401(k) defined contribution plan (Plan) covering all employees who have elected to participate in the Plan. Each participant may make pre-tax contributions to the Plan up to 25% of such participant’s earnings with a maximum of $14,000 in 2005. The Company makes a matching contribution of 50% of the first 6% of the participant’s compensation deferred of the participant’s total contribution. Matching contributions made by the Company vest over five years. The Company contributed approximately $427,000, $507,000 and $643,000 during the years ended December 31, 2005 2004 and 2003, respectively, which and was recorded in compensation and employee benefits expense in the consolidated statements of income.

21. Fair Value of Financial Instruments

Fair value estimates are made as of December 31, for the periods presented below, are based on the characteristics of the financial instruments and relevant market information. Where available, quoted market prices are used. In other cases, fair values are based on estimates using discounted cash flow models or other valuation techniques. These techniques are significantly affected by the assumptions used, including discount rates, estimates of future cash flows, and spreads to other financial instruments (i.e. treasury securities). As such, the derived fair value estimates may not be realizable in an immediate sale of the instruments. The carrying amounts and estimated fair value of financial instruments are as follows:

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$34,232	$34,232	$42,869	$42,869
Investment securities - available for sale	14,462	14,462	118,437	118,437
Investment securities - held to maturity	421,010	416,919	71,555	71,415
Investment securities - trading	104,722	104,722	126,375	126,375
Loans held for sale, net	927,442	928,255	989,822	996,016
Loans held for investment, net	425,943	425,561	379,717	379,456
FHLBank stock	34,002	34,002	33,481	33,481
Derivative assets	198	198	221	221

Financial liabilities:
Deposits	$1,124,044	$1,123,190	$1,119,159	$1,118,488
Custodial escrow balances	49,385	49,385	51,598	51,598
FHLBank borrowings	615,028	603,389	506,118	509,036
Borrowed money and junior subordinated debentures	90,953	91,802	93,408	94,494
Derivative liabilities	-	-	-	-

The following methods and assumptions were used by the Company in estimating the fair value of the financial instruments:

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, FHLBank stock, custodial escrow balances and certain components of borrowed money approximate those assets’ and liabilities’ fair values based on the short-term nature of the asset or liability.

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

The fair value disclosed for demand deposits (e.g., interest and noninterest checking, savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected periodic maturities on time deposits. The component commonly referred to as deposit base intangible, was not estimated at December 31, 2005 and 2004, and is not considered in the fair value amount.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

22. Parent Company Condensed Financial Information

Condensed financial information of Matrix Bancorp, Inc. (“Parent”) is as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash	$93,827	$12,124
Other receivables	127	197
Premises and equipment, net	425	583
Other assets	4,536	3,768
Investment in and advances to subsidiaries	160,450	168,906
Total assets	$259,365	$185,578

Liabilities and shareholders’ equity:
Borrowed money and junior subordinated debentures owed to unconsolidated subsidiary trusts	$74,589	$76,123
Other liabilities	4,048	17,140
Total liabilities	78,637	93,263
Shareholders’ equity:
Common stock	1	1
Additional paid-in capital	108,395	21,432
Retained earnings	72,314	70,756
Accumulated other comprehensive income	18	126
Total shareholders’ equity	180,728	92,315
Total liabilities and shareholders’ equity	$259,365	$185,578

(a)
The Parent’s debt is set forth in a table following the condensed statements of cash flows. The Parent also guarantees a portion of the financing related to charter schools. See Note 13 and Note 14 for additional information regarding the debt.

	Years ended December 31,
	2005	2004	2003
Condensed Statements of Income	(Dollars in thousands)
Income (loss):
Interest income	$232	$41	$52
Other	(250)	(515)	46
Total (loss) income	(18)	(474)	98

Expenses:
Compensation and employee benefits	11,372	4,255	4,468
Occupancy and equipment	599	606	745
Interest on borrowed money	6,151	7,526	7,628
Professional fees	441	367	947
Other general and administrative	(537)	(314)	731
Total expenses	18,026	12,440	14,519

Loss before income taxes and equity income of subsidiaries	(18,044)	(12,914)	(14,421)
Income taxes (b)	-	-	-
Loss before equity income of subsidiaries	(18,044)	(12,914)	(14,421)
Equity income of subsidiaries	19,602	34,811	16,746
Net income	$1,558	$21,897	$2,325

(b)
The Company’s tax sharing agreement with its subsidiaries provides that the subsidiaries will pay the Parent an amount equal to its individual current income tax (benefit) provision calculated on the basis of the subsidiary filing a separate return. In the event a subsidiary incurs a net operating loss in future periods, the subsidiary will be paid an amount equal to the current income tax refund the subsidiary would be due as a result of carry-back of such loss, calculated on the basis of the subsidiary filing a separate return.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Years ended December 31,
	2005	2004	2003
Condensed Statements of Cash Flows	(Dollars in thousands)
Operating activities:
Net income	$1,558	$21,897	$2,325
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity income of subsidiaries	(19,602)	(34,811)	(16,746)
Dividends from subsidiaries	2,066	14,249	6,593
Depreciation and amortization	770	432	566
Unrealized (loss) gain on securities available for sale	(108)	(83)	183

Changes in assets and liabilities:
(Decrease) increase in other liabilities	(959)	2,622	2,284
(Increase) decrease in other receivables and other assets	(885)	1,426	2,527
Net cash (used in) provided by operating activities	(17,160)	5,732	(2,268)

Investing activities:
Purchases of premises and equipment	(193)	(299)	(193)
Return on investment in and advances to subsidiaries, net	13,859	8,802	5,987
Net cash provided by investing activities	13,666	8,503	5,794

Financing activities:
Repayments of notes payable and revolving line of credit	(13,071)	(11,330)	(11,778)
Proceeds from notes payable and revolving line of credit	12,000	9,760	10,350
Repayments from capital securities of subsidiary trusts, net	(695)	(4,550)	-
Proceeds from issuance of common stock, net	86,963	817	240
Net cash provided by (used in) financing activities	85,197	(5,303)	(1,188)
Increase in cash	81,703	8,932	2,338
Cash at beginning of year	12,124	3,192	854
Cash at end of year	$93,827	$12,124	$3,192

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Parent Company Debt is set forth below:
	December 31,
	2005	2004
	(Dollars in thousands)
Subordinated debt	$10,000	$10,000
Bank stock loan	3,217	4,288
Total term notes	13,217	14,288
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,372	61,835
Total debt	$74,589	$76,123

As of December 31, 2005, the maturities of debt are as follows:
(Dollars in thousands)

2006	$1,428
2007	1,428
2008	361
2009	-
2010	-
Thereafter	71,372
$74,589

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

23. Quarterly Financial Data (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except share data)
2005
Operations:
Net interest income before provision for loan and valuation losses	$12,342	$11,524	$11,368	$11,489
Provision for loan and valuation losses	430	50	352	833
Noninterest income	8,288	9,967	8,601	11,226
Noninterest expense	31,547	17,404	17,414	17,664
(Loss) income from continuing operations before income taxes	(11,347)	4,037	2,203	4,218
Income tax (benefit) provision	(5,340)	1,102	493	1,298

Net (loss) income	$(6,007)	$2,935	$1,710	$2,920

Net (loss) income per share data:
Basic	$(0.76)	$0.44	$0.26	$0.44
Diluted	$(0.76)	$0.44	$0.26	$0.44

Balance Sheet:
Total assets	$2,079,388	$2,027,955	$1,974,978	$1,865,243
Total loans, net	1,353,385	1,370,296	1,422,619	1,344,963
Shareholders’ equity	180,728	99,760	97,192	94,597

2004
Operations:
Net interest income before provision for loan and valuation losses	$11,406	$10,586	$10,285	$10,350
Provision for loan and valuation losses	981	543	445	1,300
Noninterest income	26,202	26,333	18,482	17,410
Noninterest expense	23,067	24,993	22,472	25,134
Income from continuing operations before income taxes	13,560	11,383	5,850	1,326
Income tax benefit	3,941	4,271	1,988	159
Income from continuing operations	9,619	7,112	3,862	1,167

Discontinued operations:
Income from discontinued operations, net of income taxes	-	-	-	137
Net income	$9,619	$7,112	$3,862	$1,304

Net income per share data:
Basic	$1.48	$1.09	$0.59	$0.20
Diluted	$1.45	$1.07	$0.58	$0.20

Balance Sheet:
Total assets	$1,888,860	$1,877,336	$1,736,805	$1,753,823
Total loans, net	1,369,539	1,421,131	1,307,214	1,281,280
Shareholders’ equity	92,315	82,058	74,197	71,269

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

24. Segments of the Company and Related Information

The Company has four reportable segments under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”: a traditional banking subsidiary, a mortgage banking subsidiary, two brokerage and consulting subsidiaries and a trust services subsidiary. The traditional banking subsidiary provides deposit and lending services to its customers and also makes investments in residential mortgage loans. The mortgage banking subsidiary owns residential MSRs and services the mortgage loans underlying those MSRs, and has some minimal mortgage origination activity. The brokerage subsidiaries offer brokerage and consulting services for residential MSRs and brokerage services for loan activities and fixed income activities, and SBA loans and securities. The trust services subsidiary provides services for only self-directed IRA, pension, profit sharing accounts and escrow arrangements. The remaining subsidiaries are included in the “all other” category for purposes of Statement No. 131 disclosures and consist primarily of the Company’s school services subsidiary, real estate disposition services subsidiary and the Parent company operations. The gains generated in the year ended December 31, 2004 on the sale of substantially all of the assets of MAMC, as discussed in Note 3, and on the sale of our interest in MSCS, as discussed in Note 4, are included in noninterest income in the “all other” category.

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

For the years ended December 31:
	Traditional Banking	Mortgage Banking	Servicing Brokerage and Consulting	Trust Services	All Others	Total
	(Dollars in thousands)
2005
Revenues from external customers:
Interest income	$84,084	$1,238	$29	$-	$4,740	$90,091
Noninterest income	6,756	9,841	9,521	6,147	5,817	38,082

Intersegment revenues	1,395	1,773	2,238	1,451	(208)	6,649

Interest expense	36,187	25	-	-	7,156	43,368

Depreciation/amortization	583	7,695	92	239	2,023	10,632

Segment income (loss) from continuing operations before income taxes	20,082	(5,017)	2,272	(2,690)	(15,536)	(889)

Segment assets (a)	2,066,720	50,344	7,956	3,994	292,034	2,421,048

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Traditional Banking	Mortgage Banking	Servicing Brokerage and Consulting	Trust Services	All Others	Total
	(Dollars in thousands)
2004
Revenues from external customers:
Interest income	$66,433	$3,479	$135	$(3)	$4,382	$74,426
Noninterest income	7,639	28,915	10,419	5,393	36,061	88,427

Intersegment revenues	2,510	1,038	2,474	1,241	658	7,921

Interest expense	23,105	2,567	-	-	6,127	31,799

Depreciation/amortization	677	16,449	112	205	2,465	19,908

Segment income (loss) from continuing operations before income taxes	33,381	(15,925)	2,425	(89)	12,327	32,119

Segment assets (a)	1,850,868	73,610	7,791	3,396	212,443	2,148,108

2003
Revenues from external customers:
Interest income	$62,286	$5,132	$285	$-	$6,004	$73,707
Noninterest income	8,345	32,538	10,707	5,770	11,969	69,329

Intersegment revenues	3,059	3,236	2,028	1,096	729	10,148

Interest expense	22,773	3,082	47	-	6,097	31,999

Depreciation/amortization	702	32,758	123	229	2,171	35,983
Segment income (loss) from continuing operations before income taxes	23,355	(12,608)	4,028	222	(18,569)	(3,572)

Segment assets (a)	1,647,833	114,743	9,244	3,376	242,317	2,017,513

(a) See reconciliation to total consolidated assets in the following table.

Matrix Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)
	2005	2004	2003
	(Dollars in thousands)
Revenues for year ended December 31:
Interest income for reportable segments	$85,351	$70,044	$67,703
Noninterest income for reportable segments	32,265	52,366	57,360
Intersegment revenues for reportable segments	6,857	7,263	9,419
Other revenues	10,349	41,101	18,702
Elimination of intersegment revenues	(6,649)	(7,921)	(10,148)
Total consolidated revenues	$128,173	$162,853	$143,036

(Loss) income for year ended December 31:
Total income for reportable segments	$14,647	$19,792	$14,997
Other (loss) income	(16,566)	12,817	(17,955)
Elimination of intersegment profit (loss)	1,030	(490)	(614)
(Loss) income before income taxes	$(889)	$32,119	$(3,572)

Assets as of December 31:
Total assets for reportable segments	$2,129,014	$1,935,665	$1,775,196
Other assets	292,034	212,443	242,317
Elimination of intersegment receivables	(232,535)	(236,040)	(282,574)
Other intersegment eliminations	(109,125)	(23,208)	(11,015)
Total consolidated assets	$2,079,388	$1,888,860	$1,723,924

Other Significant Items for the year ended December 31:
Depreciation/amortization expense:
Segment totals	$8,609	$17,443	$33,812
Other and intersegment adjustments	2,023	2,465	2,171
Consolidated totals	$10,632	$19,908	$35,983

Interest expense:
Segment totals	$37,114	$25,672	$25,902
Other and intersegment adjustments	6,254	6,127	6,097
Consolidated totals	$43,368	$31,799	$31,999

INDEX TO EXHIBITS

3.1
Articles of Amendment to the Articles of Incorporation, filed as Exhibit 3.1 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2002 filed by the Registrant with the Commission.

3.2	Bylaws, as amended, of the Registrant, filed as Exhibit 3.2 to Registrant’s registration statement on Form S-1 (No. 333-10223), filed by the Registrant with the Commission on August 15, 1996.
4.1
Specimen Certificate for Common Stock of the Registrant, filed as Exhibit 4.1 to Registrant’s registration statement on Form S-1 (No. 333-10223), filed by the Registrant with the Commission on August 15, 1996.

4.2	Amended and Restated 1996 Stock Option Plan, filed as Exhibit 4.2 to Registrant’s registration statement on Form S-1 (No. 333-10223), filed by the Registrant with the Commission on August 15, 1996. •
4.3
Amendment No. 1 to the 1996 Amended and Restated Employee Stock Option Plan of the Registrant, filed as Exhibit 4.1 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 filed by the Registrant with the Commission. •

4.4
Amendment No. 2 to the 1996 Amended and Restated Employee Stock Option Plan of the Registrant, filed as Exhibit 4.2 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 filed by the Registrant with the Commission. •

4.5	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 99.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on February 16, 2005.•
4.6	Form of Director Non-Qualified Stock Option Agreement, filed as Exhibit 99.2 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on February 16, 2005.•
4.7	Employee Stock Purchase Plan filed as Exhibit 4.1 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 1996 filed by the Registrant with the Commission.
4.8
Amendment No. 2 to Employee Stock Purchase Plan filed as Exhibit 4.4 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1997, filed by the Registrant with the Commission.•

4.9
Indenture by and among the Registrant and State Street Bank and Trust Company, as trustee, relating to the 10% Junior Subordinated Debentures due 2029, filed as Exhibit 4.7 to Registrant’s registration statement on Form S-1 (No. 333-79731), filed by the Registrant with the Commission on June 1, 1999.

4.10	Form of Junior Subordinated Debentures, filed as Exhibit 4.8 to Registrant’s registration statement on Form S-1 (No. 333-79731), filed by the Registrant with the Commission on June 1, 1999.
4.11
Certificate of Trust of Matrix Bancorp Capital Trust I, filed as Exhibit 4.9 to Registrant’s registration statement on Form S-1 (No. 333-79731), filed by the Registrant with the Commission on June 1, 1999.

4.12
Amended and Restated Trust Agreement of Matrix Bancorp Capital Trust I, filed as Exhibit 4.10 to Registrant’s registration statement on Form S-1 (No. 333-79731), filed by the Registrant with the Commission on June 1, 1999.

4.13
Preferred Security Certificate for Matrix Bancorp Capital Trust I, filed as Exhibit 4.11 to Registrant’s registration statement on Form S-1 (No. 333-79731), filed by the Registrant with the Commission on June 1, 1999.

4.14
Preferred Securities Guarantee Agreement of the Company relating to the Preferred Securities, filed as Exhibit 4.12 to Registrant’s registration statement on Form S-1 (No. 333-79731), filed by the Registrant with the Commission on June 1, 1999.

4.15	Agreement as to the Expenses and Liabilities, filed as Exhibit 4.13 to Registrant’s registration statement on Form S-1 (No. 333-79731), filed by the Registrant with the Commission on June 1, 1999.
4.16
Amended and Restated Trust Agreement, dated May 11, 2001, between Matrix Bancorp, Inc. and Matrix Bancorp, Inc., as Trustee, filed as Exhibit 4.2 to Registrant’s registration statement on Form S-8 (No. 333-75000), filed by the Registrant with the Commission on December 12, 2001.

4.17
Indenture between the Registrant and Wilmington Trust Company, as debenture trustee, dated as of March 28, 2001, relating to the 10.18% junior subordinated deferrable interest debentures due June 8, 2031, filed as Exhibit 10.5 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed by the Registrant with the Commission.

4.18
Amended and Restated Declaration of Trust of Matrix Bancorp Capital Trust II, dated as of March 28, 2001, filed as Exhibit 10.6 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed by the Registrant with the Commission.

4.19
Common Securities Guarantee Agreement of the Registrant, dated as of March 28, 2001, filed as Exhibit 10.7 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed by the Registrant with the Commission.

4.20
Capital Securities Guarantee Agreement of the Registrant, dated as of March 28, 2001, filed as Exhibit 10.8 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed by the Registrant with the Commission.

4.21
Indenture between the Registrant and The Bank of New York, as debenture trustee, dated as of July 16, 2001, relating to the 10.25% junior subordinated deferrable interest debentures due July 25, 2031, filed as Exhibit 10.3 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed by the Registrant with the Commission.

4.22
Amended and Restated Declaration of Trust of Matrix Bancorp Capital Trust III, dated as of July 16, 2001, filed as Exhibit 10.4 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed by the Registrant with the Commission.

4.23
Common Securities Subscription Agreement of the Registrant, dated as of July 16, 2001, filed as Exhibit 10.5 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed by the Registrant with the Commission.

4.24
Capital Securities Agreement of the Registrant, dated as of June 28, 2001, filed as Exhibit 10.6 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed by the Registrant with the Commission.

4.25
Indenture between the Registrant and Wilmington Trust Company, as trustee, dated as of November 28, 2001, relating to Floating Rate Junior Subordinated Debt Securities due 2031, filed as Exhibit 4.26 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2001, filed by the Registrant with the Commission.

4.26
Amended and Restated Declaration of Trust of Matrix Bancorp Capital Trust IV, dated as of November 28, 2001, filed as Exhibit 4.27 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2001, filed by the Registrant with the Commission.

4.27
Guarantee Agreement of the Registrant, dated as of November 28, 2001, filed as Exhibit 4.28 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2001, filed by the Registrant with the Commission.

4.28
Junior Indenture between the Registrant and The Bank of New York, as trustee, dated as of July 25, 2002, relating to Floating Rate Junior Subordinated Debt Securities, due July 25, 2032, filed as Exhibit 4.1 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed by the Registrant with the Commission.

4.29
Amended and Restated Trust Agreement of Matrix Bancorp Capital Trust V, dated as of July 25, 2002, filed as Exhibit 4.2 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed by the Registrant with the Commission.

4.30
Guarantee Agreement of Matrix Bancorp Capital Trust V, dated as of July 25, 2002, filed as Exhibit 4.3 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed by the Registrant with the Commission.

4.31
Junior Indenture between the Registrant and Deutsche Bank Trust Company Americas, dated as of August 30, 2004, relating to Junior Subordinated Debt Securities, due October 18, 2034, filed as Exhibit 10.3 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed by the Registrant with the Commission.

4.32
Amended and Restated Trust Agreement of Matrix Bancorp Capital Trust VI, dated as of August 30, 2004, filed as Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed by the Registrant with the Commission.

4.33
Guarantee Agreement of Matrix Bancorp Capital Trust VI, dated as of August 30, 2004, filed as Exhibit 10.2 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed by the Registrant with the Commission.

4.34
Indenture between the Registrant and Wells Fargo Bank, National Association, as debenture trustee, dated as of June 30, 2005, filed as Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed by the Registrant with the Commission.

4.35
Amended and Restated Declaration of Trust Agreement of Matrix Bancorp Capital Trust VIII, dated as of June 30, 2005, filed as Exhibit 10.2 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed by the Registrant with the Commission.

4.36
Guarantee Agreement of Matrix Bancorp Capital Trust VIII, dated as of June 30, 2005, filed as Exhibit 10.3 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed by the Registrant with the Commission.

4.37
Rights Agreement dated as of November 4, 2002, between Matrix Bancorp, Inc. and Computershare Trust Company, which includes the form of Articles of Amendment to State Terms of Series A Junior Participating Preferred Stock, $0.01 par value, the form of Right Certificate and the Summary of Rights, filed as Exhibit 4.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on November 6, 2002.

4.38
Indenture, dated February 13, 2004, between Registrant and Wells Fargo Bank, as Trustee, relating to Floating Rate Subordinated Debt Security due 2014, filed as Exhibit 4.32 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2003, filed by the Registrant with the Commission.

10.1
Assignment and Assumption Agreement, dated as of June 28, 1996, by and among Mariano C. DeCola, William M. Howdon, R. James Nicholson and Matrix Funding Corp., filed as Exhibit 10.30 to Registrant’s registration statement on Form S-1 (No. 333-10223), filed by the Registrant with the Commission on August 15, 1996.

10.2
Amendment to Assignment and Assumption Agreement, dated as of August 13, 2002, by and among Mariano C. DeCola, William M. Howdon, R. James Nicholson and Matrix Funding Corp. filed with Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2002, filed by the Registrant with the Commission.

10.3
Development Management Agreement, dated as of June 28, 1996, by and among Matrix Funding Corp. and Nicholson Enterprises, Inc., filed as Exhibit 10.31 to Registrant’s registration statement on Form S-1 (No. 333-10223), filed by the Registrant with the Commission on August 15, 1996.

10.4
Coyote Creek Planned Unit Development Agreement, dated as of July 1, 1998, by and among Fort Lupton, L.L.C. and Matrix Funding Corp., filed as Exhibit 10.12 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1998, filed by the Registrant with the Commission.

10.5
Fort Lupton Golf Course Residential and Planned Unit Development Agreement, dated as of November 28, 1995, filed as Exhibit 10.36 to Registrant’s registration statement on Form S-1 (No. 333-10223), filed by the Registrant with the Commission on August 15, 1996.

10.6
Credit Agreement, dated as of December 27, 2000, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders, filed as Exhibit 10.15 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000, filed by the Registrant with the Commission.

10.7
First Amendment to Credit Agreement, dated as of March 5, 2001, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders, filed as Exhibit 10.3 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed by the Registrant with the Commission.

10.8
Second Amendment to Credit Agreement, dated as of July 27, 2001, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders, filed as Exhibit 10.2 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed by the Registrant with the Commission.

10.9
Third Amendment to Credit Agreement, dated as of December 26, 2001, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders, filed as Exhibit 10.19 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2001, filed by the Registrant with the Commission.

10.10
Fourth Amendment to Credit Agreement, dated as of March 31, 2002, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders, filed as Exhibit 10.2 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002, filed by the Registrant with the Commission.

10.11
Fifth Amendment to Credit Agreement, dated as of March 29, 2003, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders, filed as Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003, filed by the Registrant with the Commission.

10.12
Sixth Amendment to Credit Agreement, dated as of March 31, 2004, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders, filed as Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, filed by the Registrant with the Commission.

10.13
Seventh Amendment to Credit Agreement, dated as of March 31, 2005, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders, filed as Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, filed by the Registrant with the Commission.

10.14
Lease dated as of September 1, 1999, by and between Matrix Financial Services Corporation and Suncor Development Company, filed as Exhibit 10.22 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000, filed by the Registrant with the Commission.

10.15
Matrix Bancorp, Inc. Executive Incentive Plan, filed as Exhibit 10.27 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000, filed by the Registrant with the Commission.•

10.16
Matrix Bancorp, Inc. (f/k/a Matrix Capital Corporation) 401(k) Profit Sharing Plan, filed as Exhibit 10.29 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2001, filed by the Registrant with the Commission.•

10.17
Amendment No. 1, effective as of January 1, 1994, to the Registrant’s 401(k) Profit Sharing Plan, filed as Exhibit 10.30 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2001, filed by the Registrant with the Commission.•

10.18
Amendment No. 2, effective as of May 20, 1996, to the Registrant’s 401(k) Profit Sharing Plan, filed as Exhibit 10.31 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2001, filed by the Registrant with the Commission.•

10.19
Amendment No. 3, effective as of April 1, 1997, to the Registrant’s 401(k) Profit Sharing Plan, filed as Exhibit 10.32 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2001, filed by the Registrant with the Commission.•

10.20
Amendment No. 4, effective as of December 30, 2001, to the Registrant’s 401(k) Profit Sharing Plan, filed as Exhibit 10.33 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2001, filed by the Registrant with the Commission.•

10.21
Consulting Agreement, dated as of June 5, 2002, by and between Guy A. Gibson and Matrix Bancorp, Inc., filed as Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on June 6, 2002.•

10.22
Purchase and Assumption Agreement, dated as of February 28, 2003, by Matrix Financial Services Corporation, as seller, and AmPro Mortgage Corporation, as purchaser, filed as Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on March 4, 2003.

10.23
First Amendment to Purchase and Assumption Agreement, dated as of April 18, 2003, by and between Matrix Financial Services Corporation, as seller, Matrix Capital Bank, as parent, and AmPro Mortgage Corporation, as purchaser, filed as Exhibit 10.2 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003, filed by the Registrant with the Commission.

10.24
Second Amendment to Purchase and Assumption Agreement, dated as of July 22, 2003, by and between Matrix Financial Services Corporation, as seller, Matrix Capital Bank, as parent, and AmPro Mortgage Corporation, as purchaser, filed as Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, filed by the Registrant with the Commission.

10.25
Third Amendment to Purchase and Assumption Agreement, dated as of August 31, 2003, by and between Matrix Financial Services Corporation, as seller, Matrix Capital Bank, as parent, and AmPro Mortgage Corporation, as purchaser, filed as Exhibit 10 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on September 15, 2003.

10.26
Change of Control Agreement, dated as of October 28, 2003 by and between Matrix Bancorp, Inc. and David W. Kloos, filed as Exhibit 10.39 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2003, filed by the Registrant with the Commission. •

10.27
Change of Control Agreement, dated as of October 28, 2003 by and between Matrix Bancorp, Inc. and T. Allen McConnell, filed as Exhibit 10.40 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2003, filed by the Registrant with the Commission. •

10.28
First Amendment to Change of Control Agreement, dated as of February 15, 2005 and effective February 11, 2005 by and between Matrix Bancorp, Inc. and T. Allen McConnell, filed as Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on February 16, 2005. •

10.29
Branch Purchase and Deposit Assumption Agreement, dated as of January 30, 2004 by and between Matrix Capital Bank and FirstBank, filed as Exhibit 10.41 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2003, filed by the Registrant with the Commission.

10.30
Branch Purchase and Deposit Assumption Agreement, dated as of July 7, 2004 by and between Matrix Capital Bank and AccessBank, filed as Exhibit 10.4 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed by the Registrant with the Commission.

10.31
Contribution and Sale Agreement, dated as of August 31, 2004 by and among First American Real Estate Solutions LLC, Matrix Bancorp, Inc., and Matrix Asset Management Corporation, filed as Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on September 15, 2004.

10.32
Operating Agreement of Matrix Asset Management LLC, dated as of September 10, 2004, filed as Exhibit 10.5 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed by the Registrant with the Commission.

10.33
Contribution Agreement, dated as of December 1, 2004 by and among Bluff Point Associates Corp., McInerney/Gabriele Family Limited Partnership, R. Clifton D’Amato, John H. Moody, MSCS Ventures, Inc., Matrix Bancorp, Inc., Matrix Capital Bank, Optech Systems, Inc., Let Lee and MG Colorado Holdings, Inc., filed as Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 6, 2004.

10.34
Amendment No. 1 to Contribution and Sale Agreement, dated as of March 23, 2005 by and among Bluff Point Associates Corp., McInerney/Gabriele Family Limited Partnership, R. Clifton D'Amato, John H. Moody, MSCS Ventures, Inc., Matrix Bancorp, Inc., Matrix Capital Bank, Optech Systems, Inc., Let Lee and MG Colorado Holdings, Inc., filed as Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on March 28, 2005.

10.35
Amended and Restated Tendering Stockholders Agreement, dated as of December 2, 2005 by and between Matrix Bancorp, Inc. and Columbia Management Advisors, LLC, filed as Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 13, 2005. •

10.36
Amended and Restated Tendering Stockholders Agreement, dated as of December 2, 2005 by and between Matrix Bancorp, Inc. and David W. Kloos, filed as Exhibit 10.2 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 13, 2005. •

10.37
Amended and Restated Tendering Stockholders Agreement, dated as of December 2, 2005 by and between Matrix Bancorp, Inc. and T. Allen McConnell, filed as Exhibit 10.3 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 13, 2005. •

10.38
Amended and Restated Tendering Stockholders Agreement, dated as of December 2, 2005 by and between Matrix Bancorp, Inc. and Richard V. Schmitz, filed as Exhibit 10.4 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 13, 2005. •

10.39
Amended and Restated Tendering Stockholders Agreement, dated as of December 2, 2005 by and between Matrix Bancorp, Inc. and D. Mark Spencer, filed as Exhibit 10.5 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 13, 2005. •

10.40
The Registration Rights Agreement, dated as of December 9, 2005, by and between Matrix Bancorp, Inc., Friedman, Billings, Ramsey & Co., Inc. and the other parties thereto, filed as Exhibit 4.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 13, 2005.

10.41
Final Compromise Settlement Agreement and Release, dated as of December 22, 2005, filed as Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 27, 2005.

10.42*
Retention, Separation and Release Agreement, dated as of November 7, 2005, by and between Matrix Bancorp, Inc., Matrix Bancorp Trading, Inc., First Matrix Investment Services Corp., First Matrix, LLC, ABS School Services, LLC, Matrix Tower Holdings, LLC, Matrix Funding Corp., MTXC Realty Corp., EquiMor Holdings, Inc., MSCS Ventures, Inc., and Community Development Funding I, LLC and T. Allen McConnell.

10.43*
Retention, Separation and Release Agreement, dated as of November 7, 2005, by and between Matrix Bancorp, Inc., Matrix Capital Bank, Matrix Bancorp Trading, Inc., First Matrix Investment Services Corp., First Matrix, LLC, ABS School Services, LLC, Matrix Financial Services Corporation, Matrix Funding Corp., MTXC Realty Corp., Sterling Trust Company, The Vintage Group, Inc., Vintage Delaware Holdings, Inc., EquiMor Holdings, Inc., MSCS Ventures, Inc., Charter Facilities Funding, LLC, Charter Facilities Funding III, LLC, and Community Development Funding I, LLC and David W. Kloos

10.44*
Severance, Separation and Release Agreement, dated as of November 7, 2005, by and between Matrix Bancorp, Inc., Matrix Capital Bank, Matrix Bancorp Trading, Inc., First Matrix Investment Services Corp., Matrix Financial Services Corporation, MTXC Realty Corp., The Vintage Group, Inc., Sterling Trust Company and Matrix Funding Corp. and Richard V. Schmitz.

10.45*
Severance, Separation and Release Agreement, dated as of November 7, 2005, by and between Matrix Bancorp, Inc., Matrix Capital Bank, Matrix Bancorp Trading, Inc., First Matrix Investment Services Corp., ABS School Services, LLC, Matrix Financial Services Corporation, Matrix Insurance Services Corporation, MTXC Realty Corp., Matrix Tower Holdings, LLC, The Vintage Group, Inc., and EquiMor Holdings, Inc. and D. Mark Spencer.

10.46*	Severance, Separation and Release Agreement, dated as of November 7, 2005, by and between Matrix Bancorp, Inc. and David Frank. •
12	Statement Re: Computations of Ratios
21	Subsidiaries of the Registrant
23.1	Consent of McGladrey & Pullen LLP
23.2	Consent of KPMG LLP
31.1	Certification by Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by David W. Kloos pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by D. Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by David W. Kloos pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________________
• Compensation Agreement
* Filed herewith