Form 10-Q
period 2006-03-31
MATRIX BANCORP INC
filed 2006-05-11
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).  Yes ☐ No ☑

    Number of shares of Common Stock ($0.0001 par value) outstanding at the close of business on May 8, 2006 was 7,556,573 shares.

TABLE OF CONTENTS

	PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

	Consolidated Balance Sheets
	March 31, 2006 (unaudited) and December 31, 2005	3

	Consolidated Statements of Income
	Three months ended March 31, 2006 and 2005 (unaudited)	4

	Consolidated Statements of Shareholders’ Equity
	Three months ended March 31, 2006 and 2005 (unaudited)	6

	Consolidated Statements of Cash Flows
	Three months ended March 31, 2006 and 2005 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	23

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	33

ITEM 4.	Controls and Procedures	34

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	34

ITEM 1A.	Risk Factors	34

ITEM 1B.	Unresolved Staff Comments	34

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

ITEM 6.	Exhibits	35

SIGNATURES		36

Part I - Financial Information
Item 1. Financial Statements
Matrix Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share information)

	March 31,		December 31,
	2006		2005
Assets	(Unaudited	)
Cash and cash equivalents	$17,770		$15,877
Interest-earning deposits and federal funds sold	19,312		18,355
Investment securities – available for sale	22,734		14,462
Investment securities – held to maturity	529,694		421,010
Investment securities – trading	102,980		104,722
Loans held for sale, net	850,250		927,442
Loans held for investment, net	448,540		425,943
FHLBank stock, at cost	40,951		34,002
Mortgage servicing rights, net	19,587		20,708
Accrued interest receivable	10,615		9,752
Other receivables	20,430		19,387
Premises and equipment, net	16,353		17,154
Bank owned life insurance	22,672		22,454
Other assets, net	19,199		19,898
Income taxes receivable and deferred income tax asset	1,354		3,696
Foreclosed real estate, net	3,422		4,526
Total assets	$2,145,863		$2,079,388

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,183,292		$1,124,044
Custodial escrow balances	56,250		49,385
FHLBank borrowings	691,004		615,028
Borrowed money	29,044		29,581
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,372		61,372
Deferred income tax liability	2,047		—
Other liabilities	15,868		19,250
Total liabilities	2,038,877		1,898,660

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.0001; authorized 5,000,000 shares;
no shares outstanding	—		—
Common stock, par value $0.0001; authorized 50,000,000 shares; issued and outstanding 7,556,573 shares at March 31, 2006 and 11,740,850
shares at December 31, 2005	1		1
Additional paid-in capital	28,993		108,395
Retained earnings	77,831		72,314
Accumulated other comprehensive income	161		18
Total shareholders’ equity	106,986		180,728
Total liabilities and shareholders’ equity	$2,145,863		$2,079,388

See accompanying notes.

Matrix Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share information)
(Unaudited)

	Quarter Ended March 31,
	2006	2005
Interest and dividend income:
Loans	$17,564	$15,554
Investment securities	8,329	4,005
Interest-earning deposits and federal funds sold	759	351
Total interest and dividend income	26,652	19,910

Interest expense:
Deposits	4,201	3,268
FHLBank advances	7,428	4,142
Borrowed money and junior subordinated debentures	1,554	1,552
Total interest expense	13,183	8,962

Net interest income before provision for credit losses	13,469	10,948
Provision for credit losses	957	758
Net interest income after provision for credit losses	12,512	10,190

Noninterest income:
Loan administration	2,273	3,035
Brokerage	553	695
Trust services	1,704	2,515
Real estate disposition services	168	422
Gain on sale of loans and securities	251	731
Gain on sale of other assets	100	-
Litigation settlements	2,250	-
Other	1,978	1,273
Total noninterest income	9,277	8,671

Noninterest expense:
Compensation and employee benefits	5,679	5,129
Amortization of mortgage servicing rights	1,517	1,774
Recovery of impairment on mortgage servicing rights	(276)	(175)
Occupancy and equipment	960	983
Postage and communication	287	359
Professional fees	525	623
Mortgage servicing rights subservicing fees	681	825
Data processing	222	303
Subaccounting fees	4,638	2,652
Other general and administrative	1,962	2,531
Total noninterest expense	16,195	15,004

Income from continuing operations before income taxes	5,594	3,857
Income tax provision	1,715	1,343
Income from continuing operations	3,879	2,514

Discontinued operations:
Income from discontinued operations, including gain on sale of assets of $3,859 and $0, net of income tax provision (benefit) of $1,147 and $(46), respectively	1,638	406

Net income	$5,517	$2,920
Continued

Matrix Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share information)
(Unaudited)

	Quarter Ended March 31,
	2006	2005
Income from continuing operations per share – basic	$0.45	$0.38
Income from continuing operations per share – assuming dilution	$0.45	$0.38

Income from discontinued operations per share – basic	$0.19	$0.06
Income from discontinued operations per share – assuming dilution	$0.19	$0.06

Net income per share – basic	$0.64	$0.44
Net income per share – assuming dilution	$0.64	$0.44

Weighted average shares – basic	8,579,396	6,620,850

Weighted average shares – assuming dilution	8,632,135	6,697,884

See accompanying notes.

Matrix Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Income	Accumulated Other Comprehensive Total	Comprehensive Income
Quarter Ended
March 31, 2006
Balance at December 31, 2005	11,740,850	$1	$108,395	$72,314	$18	$180,728
Shares repurchased under Tender Offer	(4,184,277)		(79,501)			(79,501)
Comprehensive income:
Net income				5,517		5,517	$5,517
Share-based compensation expense			99			99
Net unrealized holding gains, net of income tax (1)					143	143	143
Comprehensive income							$5,660
Balance at March 31, 2006	7,556,573	$1	$28,993	$77,831	$161	$106,986

Quarter Ended
March 31, 2005
Balance at December 31, 2004	6,620,850	$1	$21,432	$70,756	$126	$92,315
Comprehensive income:
Net income				2,920		2,920	$2,920
Net unrealized holding gains, net of income tax					(638)	(638)	(638)
Comprehensive income							$2,282
Balance at March 31, 2005	6,620,850	$1	$21,432	$73,676	$(512)	$94,597

(1) Disclosure of reclassification amount
Quarter Ended March 31, 2006
Net unrealized holding gains arising during period	$143
Less: reclassification adjustment of gains included in net income	—
Net unrealized holding loss on securities	$143

See accompanying notes.

Matrix Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2006	2005
Cash flows of continuing operating activities
Net Income	$5,517	$2,920
Income from discontinued operations, net of income tax provision	(1,638)	(406)
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Share-based compensation expense	99	—
Depreciation and amortization	518	555
Provision for credit losses	957	758
Amortization of mortgage servicing rights	1,517	1,774
Recovery on mortgage servicing rights	(276)	(175)
Gain on sale of loans and securities	(251)	(731)
Gain on sale of other assets	(100)	—
Loss on sale of building and equipment	6	18
Loss (gain) on sale of foreclosed real estate	38	(34)
Changes in assets and liabilities:
Proceeds from the sale and repayment of trading securities	150,669	187,028
Loans originated for sale, net of loans sold	(137)	(7,556)
Loans purchased for sale	(202,956)	(261,731)
Principal payments on, and proceeds from sale of loans held for sale	117,099	139,934
Originated and purchased mortgage servicing rights, net	(120)	(213)
Decrease in other receivables, other assets, income taxes receivable and deferred income tax asset	4,255	1,989
Decrease in other liabilities, income taxes payable and deferred income tax liability	(1,567)	(7,143)
Net cash provided by continuing operations	73,630	56,987

Cash flows of continuing investing activities
Loans originated and purchased for investment	(54,422)	(47,519)
Principal repayments on loans held for investment	30,126	21,411
Purchase of available for sale securities	-	(31,324)
Proceeds from maturity and prepayment of available for sale securities	3,146	7,527
Purchase of held to maturity securities	(133,475)
Proceeds from the maturity and prepayment of held to maturity securities	24,660	3,895
Purchase of FHLBank stock, net	(6,949)	(338)
Purchases of premises and equipment	(400)	(259)
Acquisition of mortgage servicing rights	-	(174)
Proceeds from sale of foreclosed real estate	1,962	996
Net cash used in continuing investing activities	(135,352)	(45,785)

Continued

Matrix Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - continued
(Dollars in thousands)
(Unaudited)

	Quarter Ended March 31,
	2006	2005
Cash flows of continuing financing activities
Net increase in deposits	$59,248	$20,458
Net increase (decrease) in custodial escrow balances	6,865	(11,162)
Increase (decrease) in FHLBank borrowings, net	75,976	(27,022)
Borrowed money - repayment of notes payable with banks and revolving lines, net	(357)	—
Redemption of common stock shares under tender offer	(79,501)	—
Net cash provided by (used in) continuing financing activities	62,231	(17,726)

Cash flows of discontinued operations
Operating cash flows, net	2,471	5,436
Investing cash flows - sale of fixed assets	50	—
Financing cash flows - repayment of borrowed money	(180)	(1,127)
Net cash provided by discontinued operations	2,341	4,309

Increase (decrease) in cash and cash equivalents	2,850	(2,215)
Cash and cash equivalents at beginning of the period	34,232	42,869
Cash and cash equivalents at end of the period	$37,082	$40,654

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$1,262	$2,202
Loans securitized and transferred to securities available for sale	$11,283	$—
Loans securitized and transferred to trading securities	$149,144	$173,712
Note receivable received in sale of assets of discontinued operations	$2,800	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$13,127	$9,300
Cash paid for income taxes	$—	$122

See accompanying notes.

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Matrix Bancorp, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation have been included. The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of results that may be expected for the full year or any other interim period. For discussion of our organization and business, the accounting policies we follow and further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. This quarterly report should be read in conjunction with that annual report.

Significant Accounting Estimates

The Company has established various accounting estimates which govern the application of GAAP in the preparation and presentation of the Company’s consolidated financial statements. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of income and expenses during the reporting period which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company views the allowance for credit losses as a critical accounting estimate that requires significant judgments, assumptions and estimates used in preparation of its consolidated financial statements. See further detail in this Note for a detailed description of the Company’s process and methodology related to the allowance for credit losses.

The Company considers the valuations of mortgage servicing rights and loans held for sale, which require the asset to be recorded at lower of cost or market, to be critical accounting estimates that require judgments, assumptions and estimates used in preparation of its consolidated financial statements. See further detail in this Note for a detailed discussion concerning the use of estimates in the valuation of mortgage servicing rights and loans held for sale.

Allowance for Credit Losses

The allowance for credit losses is management’s estimate of probable credit losses inherent in the loan portfolios. Management takes into consideration factors such as the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, the collective experience of our credit risk management team and consideration of current economic trends and conditions.

The allowance for credit losses consists of four components, pools of homogeneous single family loans with similar risk characteristics, pools of homogenous commercial loans with similar risk characteristics (i.e., multifamily, construction, commercial real estate and commercial) individually significant loans, often classified, that are measured for impairment and a component representing estimated probable inherent but undetected losses, which also contemplates the imprecision in the credit risk models utilized to calculate the allowance.

Pools of homogeneous single family loans with similar risk characteristics are assessed for probable losses based on loss migration analysis where loss factors are updated regularly based on actual experience. The analysis also examines historical loss experience and the related internal gradings of loans charged off. The loss migration analysis also considers inherent but undetected losses within the portfolio.

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
March 31, 2006
(Unaudited)

Pools of homogeneous commercial loans with similar risk characteristics (i.e. multifamily, construction, commercial real estate and commercial) are assessed for probable losses based on loss migration analysis where loss factors are updated regularly based on our own loss experience, the collective experience of our credit risk management team, loss rates at selected peer community banks and industry data. The analysis examines historical loss experience, the related internal gradings of loans charged off and other factors including our asset quality trends and national and local economic conditions.

The portion of the allowance established for loans measured for impairment reflects expected losses resulting from analyses developed through specific credit allocations for individual loans. The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. Estimated fair value is typically measured using the fair value of collateral, as such loans are usually collateral dependent, but may be measured using either the present value of expected future cash flows discounted using loan rate, or the market price of the loan. All loans considered impaired are included in nonperforming loans. The Company evaluates its residential loans collectively due to their homogeneous nature. Accordingly, potential impaired loans of the Company include only commercial loans, real estate construction loans, commercial real estate mortgage loans, larger multi-family loans and school financing loans classified as nonperforming loans.

The last component of the allowance for credit losses is a portion which represents the estimated probable inherent but undetected losses, and the imprecision in the credit risk models utilized to calculate the allowance. This component of the allowance is not associated with any particular loan type and is reflective of the uncertainty surrounding general economic conditions and ongoing uncertainty with respect to a small number of individually large loans or uninsured single family mortgage loans.

Loan losses are charged against the allowance when the probability of collection is considered remote. In the opinion of management, the allowance is adequate to absorb the inherent losses in the current loan portfolio.

Loans Held for Sale

Loans purchased or originated without the intent to hold to maturity are classified as held for sale. Classes of loans held for sale are carried at the lower of aggregate cost, net of discounts or premiums and a valuation allowance, or estimated fair market value. Estimated fair market value is determined using forward commitments to sell loans or mortgage backed securities to permanent investors, or current market rates for loans of similar quality and type. Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations. The Company has an approximate $1,359,000 and $2,339,000 valuation allowance to reduce the carrying value of loans held for sale to market value at March 31, 2006 and December 31, 2005, respectively.

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

The estimated fair value of MSRs is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its MSRs by product type, interest rate and investor to reflect the predominant risk characteristics. To determine the estimated fair value of MSRs, the Company uses a valuation model that calculates the present value of discounted future cash flows. In using this valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, including incremental interest cost of servicer advances, foreclosure expenses and losses, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. For purposes of performing an impairment analysis on MSRs, the Company estimates fair value using the following primary assumptions: prepayment speeds ranging from 97 PSA (Public Securities Association prepayment speed measurement) to 1644 PSA; discount rates ranging from 10% to 18%; and default rates ranging from 0% to 100%. At March 31, 2006, the Company’s servicing portfolio consists of seasoned loans with an approximate 8.4 year average age, an average balance of $51,000 and a weighted average note rate of 7.38%. As such, management believes there is relatively modest valuation volatility to our portfolio.

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
March 31, 2006
(Unaudited)

MSRs are evaluated for impairment in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The factors discussed above are used to determine impairment. If temporary impairment exists within a risk stratification tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the fair value. If it is later determined all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced through a credit to noninterest expense.

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

As of March 31, 2006 and December 31, 2005, a valuation allowance of $1,950,000 and $2,226,000, respectively, was required, and the fair value of the aggregate MSRs was approximately $19,587,000 and $20,708,000, respectively.

Gain on sale of MSRs is recorded when title to MSRs and the risks and rewards inherent in owning the MSRs have been transferred to the buyer.

Private Placement and Tender Offer

On December 9, 2005, the Company completed a private offering of 5,120,000 shares of common stock, $0.0001 par value per share. The shares of our common stock were sold at a per share price of $19.00, except shares sold to an affiliate of our placement agent, which purchased shares at the offering price less the placement agent fee, or $17.67 per share. In the private offering, we raised an aggregate of $96,987,000, less a placement agent fee and certain other costs of the offering that were directly charged against the proceeds which totaled $10,023,000, resulting in net proceeds of $86,963,000. Substantially all of the net funds raised in the private placement were used to conduct an issuer tender offer to purchase shares of our common stock at $19.00 per share. On January 23, 2006, the Company completed the tender offer, where 4,184,277 common shares were tendered at the offering price of $19.00, or $79,501,000. The purpose of the issuer tender offer was to reduce the insider ownership and ultimately increase the market float of our common stock.

Stock-Based Compensation

At March 31, 2006, the Company has one stock-based employee compensation plan, which is described more fully in Note 18 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2005. On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, (“SFAS 123(R)”) an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), using the modified prospective method. SFAS 123(R) requires the Company to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. As a result, the Company has recorded $99,000 in compensation expense and $37,000 in income tax benefit related to this share-based compensation expense for the quarter ended March 31, 2006 for the 540,047 new options issued during the quarter. The Company had no non-vested options on which to record expense as all prior outstanding stock options issued which had a strike price lower than the offering price were cancelled by the Company concurrently with the private placement and tender offer transaction discussed above (2,000 options on which the strike price exceeded the offering price which were outstanding at December 31, 2005 expired January 9, 2006). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
March 31, 2006
(Unaudited)

Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company followed the intrinsic value-based method of accounting for stock options prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“Opinion No. 25”). Under this method, compensation expense was recorded on the date of the grant only if the then current market price of the underlying stock exceeded the exercise price. The Company had no such expense for the quarter ended March 31, 2005. Had compensation cost for our stock-based plan been determined consistent with SFAS No. 123, our net income and income per share at March 31, 2005 would have been changed to the pro forma amounts indicated in the table below:

Quarter Ended March 31, 2005
(Dollars in thousands, except share information)
Net income:
Net income as reported	$2,920
Deduct: Total stock-based employee compensation determined under
fair value based method for awards, net of related tax effects	(45)
Pro forma	$2,875
Income per share:
Basic, as reported	$0.44
Basic, pro forma	$0.43
Diluted, as reported	$0.44
Diluted, pro forma	$0.43

All options which were outstanding at March 31, 2005 and on which the above pro forma expense is noted, were cancelled in connection with the private placement and tender offer transaction as discussed above.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current period presentation.

Impact of Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140.” (“SFAS No. 155”). SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal only strips are not subject to SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, among other things. The statement will be effective for fiscal years beginning after September 15, 2006. The Company does not expect the implementation of this pronouncement to have a significant impact on the consolidated financial statements.

In March 2006, FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to serve a financial asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, and permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. The statement will be effective for fiscal years beginning after September 15, 2006. The Company does not expect the implementation of this pronouncement to have a significant impact on the consolidated financial statements, and the Company intends to continue to reflect the mortgage servicing rights asset at lower of cost or market using the amortization method.

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
March 31, 2006
(Unaudited)

2. Discontinued Operations - Sale of Assets of Matrix Bancorp Trading, Inc.

On April 3, 2006, the Company announced the final closing and substantial completion of the sale effective March 31, 2006 of certain assets and operations of one of its two brokerage subsidiaries, Matrix Bancorp Trading, Inc., pursuant to an Asset Purchase Agreement (“Purchase Agreement”) to a newly formed third party limited liability company. The limited liability company hired the former employees and officers of Matrix Bancorp Trading, Inc. upon the closing of the sale. After the sale, the Company’s continuing brokerage operations will consist only of those brokerage activities conducted through First Matrix Investment Services Corporation. Under the terms of the Purchase Agreement, the Company received a total of $4,000,000 of which $1,200,000 was received in cash and $2,800,000 in the form of a promissory note guaranteed by the ultimate parent of the limited liability company. The promissory note is for a term of two years, and bears interest at the current prime rate. In addition, the Company financed the accounts receivable of approximately $423,000 sold to the limited liability company for a period of up to 90 days, evidenced by a second promissory note also guaranteed by the ultimate parent of the limited liability company. Pursuant to the terms of the Purchase Agreement, the Company has agreed not to compete or have any ownership interest in any business in the State of Colorado which is similar to the limited liability company’s new business for a period of twelve months.

As a result of the sale, the Company recorded an after tax gain on the sale of approximately $2,424,000, or $0.28 per basic and diluted share for the quarter ended March 31, 2006, which is included in discontinued operations. The operating results of discontinued brokerage activities of Matrix Bancorp Trading are reflected as discontinued operations beginning with the quarter ended March 31, 2005, and the consolidated financial statements have been restated to reflect the brokerage operations of Matrix Bancorp Trading as a discontinued operation. Operating results of the discontinued operations, previously included in our brokerage segment, were as follows:

’
	Quarter Ended March 31,
	2006	2005
	(Dollars in thousands,except share information)
Non interest income	$1,302	$2,072
Non interest expense	1,378	1,822
Operating (loss) income before taxes from discontinued operations	(76)	250
Income tax (benefit) provision	(28)	96
Operating (loss) income from discontinued operations	(48)	154

Gain on sale of certain assets and operations of Matrix Bancorp Trading, net of income tax provision of $1,435,000	2,424	-
Income from discontinued operations, net of income taxes	2,376	154
Income from discontinued operations of Matrix Bancorp Trading per share – basic	$0.28	$0.02
Income from discontinued operations of Matrix Bancorp Trading per share – assuming dilution	$0.28	$0.02

3. Sale of Assets of MTXC Realty Corp.

On April 2, 2006, the Company announced the sale, effective March 31, 2006, of certain assets of MTXC Realty Corp. related to its real estate brokerage office operating exclusively in the Denver metro area. As a result of the sale, the Company recorded an after tax gain on the sale of approximately $63,000, or $0.01 per basic and diluted share for the quarter ended March 31, 2006, included in noninterest income.

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
March 31, 2006
(Unaudited)
4. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:

	Quarter Ended March 31,
	2006	2005
	(Dollars in thousands)
Numerator:
Income from continuing operations	$3,879	$2,514
Income from discontinued operations	1,638	406
Net income	$5,517	$2,920
Denominator:
Weighted average shares outstanding	8,579,396	6,620,850
Effect of dilutive securities:
Common stock options	52,739	77,034
Denominator for net income per share assuming dilution	8,632,135	6,697,884

5. Investment Securities

Investment securities available for sale were as follows:

	March 31, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage backed securities	$21,803	$328	$(114)	$22,017	$13,714	$39	$(47)	$13,706
SBA securities	718	-	(1)	717	757	-	(1)	756
Total	$22,521	$328	$(115)	$22,734	$14,471	$39	$(48)	$14,462

Investment securities held to maturity were as follows:

	March 31, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities	$529,694	$–	$(8,436)	$521,258	$421,010	$183	$(4,274)	$416,919
Total	$529,694	$–	$(8,436)	$521,258	$421,010	$183	$(4,274)	$416,919

Trading securities were as follows:

	March 31, 2006	December 31, 2005
	Estimated Fair Value	Estimated Fair Value
	(Dollars in thousands)
SBA securities	$102,980	$104,722
Total	$102,980	$104,722

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
March 31, 2006
(Unaudited)

The following table presents information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position as follows:

	March 31, 2006				December 31, 2005
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses

Mortgage-backed securities, available for sale	$4,053	$(61)	$5,440	$(53)	$6,181	$(38)	$328	$(9)
Mortgage-backed securities, held to maturity	477,600	(7,436)	44,051	(1,000)	331,170	(4,014)	10,802	(260)
SBA securities	—	—	472	(1)	—	—	476	(1)
Total	$481,653	$(7,497)	$49,963	$(1,054)	$337,351	$(4,052)	$11,606	$(270)

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

At March 31, 2006, the Company does not believe that any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are attributable to changes in interest rates. The Company has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

6. Loans Held for Sale and Investment

Loans Held for Sale
Loans held for sale consist of the following:
	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Residential loans	$540,016	$631,773
SBA guaranteed commercial loans, school financing and other	294,010	280,882
Purchase premiums, unearned fees and fair value adjustment, net	21,332	19,976
	855,358	932,631
Less: Allowance for credit losses	5,108	5,189
Loans held for sale, net	$850,250	$927,442

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
March 31, 2006
(Unaudited)

Activity in the allowance for credit losses on loans held for sale is summarized as follows:

	Quarter Ended	Quarter Ended
	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$5,189	$5,171
Provision for loan losses	(217)	214
Charge-offs and transfers	(92)	(197)
Recoveries	228	1
Balance at end of period	$5,108	$5,189

Loans Held for Investment

Loans held for investment consist of the following:
	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Residential loans	$244,458	$250,793
Multi-family, commercial real estate, SBA commercial	184,391	157,537
Construction loans	26,816	24,049
Consumer loans and other	211	244
Discounts, net	(673)	(843)
Unearned fees	(903)	(1,029)
	454,300	430,751
Less: Allowance for credit losses	5,760	4,808
Loans held for investment, net	$448,540	$425,943

Activity in the allowance for credit losses on loans held for investment is summarized as follows:

	Quarter Ended	Quarter Ended
	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$4,808	$5,684
Provision for credit losses	1,174	216
Charge-offs and transfers	(228)	(1,168)
Recoveries	6	76
Balance at end of year	$5,760	$4,808

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
March 31, 2006
(Unaudited)
The following lists information related to nonperforming loans held for investment and held for sale:

	Quarter Ended	Year Ended
	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Loans on nonaccrual status in the held for investment portfolio	$10,453	$9,601
Loans on nonaccrual status in the held for sale portfolio	7,176	7,293
Total nonperforming loans	$17,629	$16,894

Included in nonaccrual loans were impaired loans, as defined under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” totaling $3,168,000 and $3,517,000 at March 31, 2006 and December 31, 2005, respectively, all of which have a specific valuation allocated to the loan. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans was $1,060,000 and $1,401,000 at March 31, 2006 and December 31, 2005, respectively. There was no interest recognized in the periods on loans while they were considered impaired.

7. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

	Quarter Ended	Quarter Ended
	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Mortgage servicing rights
Balance at beginning of period	$22,934	$24,481
Purchases	29	—
Originations	91	86
Amortization	(1,517)	(1,633)
Balance before valuation allowance at end of period	21,537	22,934

Valuation allowance for impairment of mortgage servicing rights
Balance at beginning of period	(2,226)	(2,576)
Recovery	276	350
Balance at end of period	(1,950)	(2,226)
Mortgage servicing rights, net	$19,587	$20,708

The Company’s servicing portfolio (excluding subserviced loans), is comprised of the following:

	March 31, 2006		December 31, 2005
	Number of Loans	Principal Balance Outstanding	Number Of Loans	Principal
		(Dollars in thousands)
Freddie Mac	3,453	$120,976	3,673	$130,386
Fannie Mae	9,891	509,171	10,400	542,782
Ginnie Mae	8,464	484,843	8,913	514,900
VA, FHA, conventional and other loans	6,016	485,764	6,491	529,930
	27,824	$1,600,754	29,477	$1,717,998

The Company’s custodial escrow balances shown in the accompanying consolidated balance sheets at March 31, 2006 and December 31, 2005 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at Matrix Bank in noninterest-bearing accounts. The balance of custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
March 31, 2006
(Unaudited)
8. Deposits

Deposit account balances are summarized as follows:

	March 31, 2006			December 31, 2005
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
			(Dollars in Thousands)
Passbook accounts	$287	0.02%	1.27%	$405	0.04%	1.26%
NOW accounts	494,310	41.77	0.49	495,260	44.06	0.49
Money market accounts	597,320	50.49	2.00	581,704	51.75	1.69
	1,091,917	92.28	1.28	1,077,369	95.85	1.18
Certificate accounts	91,375	7.72	4.11	46,675	4.15	3.66
Deposits	$1,183,292	100.00%	1.49%	$1,124,044	100.00%	1.27%

Approximately $299,765,000 and $288,622,000 of fiduciary assets under administration by Sterling Trust are included in NOW, demand and money market accounts as of March 31, 2006 and December 31, 2005, respectively. Approximately $166,363,000 and $173,222,000 of MG Colorado Holding, Inc.’s (“MGCH”) customer assets under administration are included in NOW and money market accounts as of March 31, 2006 and December 31, 2005, respectively. The Company owns an approximate 7% interest in MGCH. Approximately $26,325,000 and $26,024,000 of deposits of the majority owner of MAM, LLC are included in NOW and money market accounts as of March 31, 2006 and December 31, 2005 respectively. Approximately $554,889,000 and $570,512,000 of deposits represent funds from six significant institutional relationships maintained by Matrix Bank as of March 31, 2006 and December 31, 2005, respectively. Included in certificate accounts are $87,148,000 and $42,504,000 of brokered deposits as of March 31, 2006 and December 31, 2005, respectively.

9. FHLBank Borrowings

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

The balances of FHLB borrowings are as follows:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
FHLBank of Topeka borrowings	$624,000	$508,000
FHLBank of Dallas borrowings	67,004	107,028
FHLBank borrowings	$691,004	$615,028

Available unused borrowings from FHLBank of Topeka totaled $186,481,000 at March 31, 2006.

10. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

The Company has sponsored seven trusts, Matrix Bancorp Capital Trust I, Matrix Bancorp Capital Trust II, Matrix Bancorp Capital Trust III, Matrix Bancorp Capital Trust IV, Matrix Bancorp Capital Trust V, Matrix Bancorp Capital Trust VI and Matrix Bancorp Capital Trust VII of which 100% of the common equity is owned by the Company. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company (the “debentures”). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable at either quarterly or semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the trusts are redeemable as noted below.

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
March 31, 2006
(Unaudited)

Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts are summarized as follows:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts
Junior subordinated debentures owed to Matrix Bancorp Capital Trust I, 10% junior subordinated debentures payable quarterly, unsecured and maturing September 30, 2029	$5,156	$5,156
Junior subordinated debentures owed to Matrix Bancorp Capital Trust II, 10.18% junior subordinated debentures payable semi-annually, unsecured and maturing June 8, 2031	12,400	12,400
Junior subordinated debentures owed to Matrix Bancorp Capital Trust III, 10.25% junior subordinated debentures payable semi-annually, unsecured and maturing July 25, 2031	15,464	15,464
Junior subordinated debentures owed to Matrix Bancorp Capital Trust IV, six-month LIBOR plus 3.75% (8.87% at March 31, 2006) junior subordinated debentures payable semi-annually, unsecured and maturing December 8, 2031	5,155	5,155
Junior subordinated debentures owed to Matrix Bancorp Capital Trust V, six-month LIBOR plus 3.625% (8.74% at March 31, 2006) junior subordinated debentures payable semi-annually, unsecured and maturing January 25, 2032	5,155	5,155
Junior subordinated debentures owed to Matrix Bancorp Capital Trust VI, interest fixed at 6.425% through October 2009, then three-month LIBOR plus 2.50%, junior subordinated debentures payable semi-annually, unsecured and maturing October 18, 2034	10,310	10,310
Junior subordinated debentures owed to Matrix Bancorp Capital Trust VIII, interest fixed at 5.86% through July 2010, then three-month LIBOR plus 1.69%, junior subordinated debentures payable semi-annually, unsecured and maturing July 7, 2035	7,732	7,732
Total	$61,372	$61,372

The junior subordinated debentures owed to unconsolidated subsidiary trusts are more fully described in Note 14 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2005.

11. Segment Information

The Company has four reportable segments under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”: a traditional banking subsidiary, a mortgage banking subsidiary, two brokerage and consulting subsidiaries and a trust services subsidiary. The remaining subsidiaries are included in the “all other” category and consist primarily of the Company’s real estate disposition services and the parent company operations. The information presented in this table is from continuing operations, which excludes the financial results of the brokerage services of Matrix Bancorp Trading for all periods presented due to the sale of the assets of Matrix Bancorp Trading as of March 31, 2006, as discussed in Note 3 above. The results also exclude the financial results of the school services subsidiary, ABS School Services, LLC, for all periods presented due to the sale of ABS School Services which closed May 5, 2006, as discussed in Note 13 below. The Company’s segments are more fully described in Note 24 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2005.

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
March 31, 2006
(Unaudited)

	Traditional Banking	Mortgage Banking	Servicing Brokerage and Consulting	Trust Services	All Others	Total
			(Dollars in thousands)
Quarter ended March 31, 2006:
Revenues from external customers:
Interest income	$26,139	$320	$14	$-	$179	$26,652
Noninterest income	2,035	3,468	352	1,708	1,714	9,277
Intersegment revenues	191	432	211	379	136	1,349
Segment income (loss) from
continuing operations before
income taxes	7,148	594	69	73	(2,290)	5,594

Quarter ended March 31, 2005:
Revenues from external customers:
Interest income	$19,248	$417	$15	$(1)	$231	$19,910
Noninterest income	2,203	3,323	320	1,692	1,133	8,671
Intersegment revenues	483	283	403	354	150	1,673
Segment income (loss) from
continuing operations before
income taxes	6,686	(511)	159	244	(2,721)	3,857

12. Contingencies - Legal

The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. The Company accrues liabilities when it is probable future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company’s estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will generally only accrue a loss for a pending litigation matter if, for example, the parties to the matter have entered into definitive settlement agreements or a final judgment adverse to the Company has been entered. Based on evaluation of the Company’s litigation matters and discussions with internal and external legal counsel, management believes than an adverse outcome on one or more of the matters noted, against which no accrual for loss has been made at March 31, 2006 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

The legal contingencies of the Company are more fully described in Note 19 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2005. During the quarter ended March 31, 2006, there were no material changes to the information previously reported, except as discussed below

Sterling Trust, Matrix Bancorp, Matrix Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. were named as defendants in an action filed in December 2001 styled Heraclio A. Munoz, et al. v. Sterling Trust Company, et. al. that was pending in Superior Court of the State of California. The complaint sought class action status, requested unspecified damages and alleged negligent misrepresentation, breach of fiduciary duty and breach of written contract on the part of Sterling Trust. In the fourth quarter of 2005, Sterling Trust was granted summary judgment as to all claims against it by the plaintiffs. In April of 2006, Sterling Trust received the order granting summary judgment which dismissed Sterling Trust, Matrix Bancorp, Matrix Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. from the action. There can be no assurances that such decision in favor of Sterling Trust will not be appealed by the plaintiffs or, if so appealed, that the decision in favor of Sterling Trust will not be overturned. In the event such decision in favor of Sterling Trust were overturned by the appellate courts, the Company continues to believe it has meritorious defenses and will continue to defend the matter vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
March 31, 2006
(Unaudited)

Matrix Financial was named in March 2004 as a defendant in a putative class action lawsuit styled Monica Thigpen v. Matrix Financial Services Corporation filed in the United States Bankruptcy Court for the Southern District of Alabama. The plaintiff claims that Matrix Financial filed an improper and false affidavit in connection with plaintiff’s Chapter 13 bankruptcy proceeding because the signature page of the affidavit was executed separate and apart from the other pages, and has asked the Court to award the plaintiff actual damages, punitive damages, injunctive relief, attorney’s fees and other relief as may be appropriate. In January 2006, the Plaintiff withdrew her Motion for Class Certification, but has indicated that she will continue to pursue her claim individually. Trial has been scheduled for May 16, 2006. Matrix Financial believes it has meritorious defenses and intends to defend this action vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this point.

13. Subsequent Event - Sale of ABS School Services, LLC

On May 5, 2006, the Company sold its school services subsidiary, ABS School Services, LLC (“ABS”), to SKS Ventures, LLC, a Colorado limited liability company owned by former executive officers of the Company, Richard V. Schmitz, D. Mark Spencer and David W. Kloos (“SKS”). (Mr. Kloos resigned his position as Chief Financial Officer of the Company on April 25, 2006 and was replaced by Mr. William D. Snider.) SKS acquired 100% of the outstanding limited liability company interests of ABS for a purchase price of $7,370,000, which includes $4,000,000 proceeds from a loan to SKS and its principals by Matrix Bank, pursuant to which the membership interests of ABS and the membership interests of SKS were pledged. . Prior to the sale, ABS distributed its outstanding interest of Charter Facilities Funding, LLC and New Century Academy Property Management Group, LLC to Equi-Mor Holdings, Inc. (“Equi-Mor”), a wholly owned subsidiary of the Company. ABS also distributed certain other assets to Equi-Mor or the Company as well as outstanding deferred and current income tax balances related to ABS. Based on the purchase price, a $1,000,000 pre-tax charge was recorded in the first quarter, included in discontinued operations, to reflect the net realized value of the ABS interests upon the sale. The sales agreement contains a provision that if SKS sells ABS within one year of the agreement that 50% of any gain on sale is payable to the Company, after adjustment for certain post closing events.

In connection with the transaction, the Company’s recourse obligation which existed at March 31, 2006 in the amount of $5,400,000, which was described in the Company’s financial statements included in its Form 10-K for the year ended December 31, 2005 at Note 13 “Borrowed Money -School Financing Agreement”, was transferred to SKS. Pursuant to the sales agreement, Equi-Mor and the Company guarantees, for a five year period, the repayment of the loans sold to SKS creating a new recourse obligation for the Company, up to an aggregate amount of $1,650,000. Management anticipates a charge of approximately $800,000 to $1,000,000 will be recorded in the second quarter to reflect this recourse obligation arising from the sales agreement in the Company’s financial statements.

As a result of this sale, the Company has presented the operations of ABS School Services, LLC as discontinued operations beginning with the quarter ended March 31, 2005, and the consolidated financial statements have been restated to reflect the operations of ABS School Services, LLC as a discontinued operation. The operating results of the ABS School Services, previously included in “all other” in segment reporting, and now included in net income from discontinued operations, are as follows:

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
March 31, 2006
(Unaudited)

	Quarter Ended March 31,
	2006	2005
	(Dollars in thousands, except share information)
Net interest income after provision for credit losses	$437	$465
Noninterest income	485	483
Noninterest expense	1,920	838
Operating (loss) income before taxes from discontinued operations	(998)	110
Income tax (benefit)	(260)	(142)
(Loss) income from discontinued operations, net of income taxes	(738)	252

(Loss) income from discontinued operations of ABS School Services per share - basic	$(0.09)	$0.04
(Loss) income from discontinued operations of ABS School Services per share - assuming dilution	$(0.09)	$0.04

Total assets sold to and liabilities assumed by SKS on May 5, 2006 as well as sold assets and liabilities of ABS School Services included in discontinued operations at March 31, 2006 and December 31, 2005, are as follows:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Cash	$315	$315
Loans held for sale, net of allowance of $1,791 and $1,791, respectively	20,481	22,247
Other assets	8,856	9,825
Total assets	$29,652	$32,387

Other liabilities	$540	$358
Borrowed money	16,183	16,364
Total liabilities	$16,723	$16,722

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
March 31, 2006
(Unaudited)
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

Our primary operating subsidiaries are: Matrix Capital Bank; Sterling Trust Company, Matrix Financial Services Corporation and First Matrix Investment Services Corp.

The principal components of our revenues consist of:

• net interest income recorded by Matrix Bank and Matrix Financial;
• trust service fees generated by Sterling Trust, and until disposition of the assets of its trust services division, Matrix
   Bank;
• loan administration fees generated by Matrix Financial;
• gain on sales of single-family residential mortgage loans, multi-family and SBA loans and securities at Matrix Bank;
• Brokerage fees generated by First Matrix; and
         • service fees generated by our equity earnings under the equity method of accounting from our minority interest in Matrix Asset Management, LLC.

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

Concurrently with the completion of the private offering, our former Co-Chief Executive Officers resigned from the Company, and our new executive management team was appointed by our Board of Directors, including Guy A. Gibson as our Chairman, Scot T. Wetzel as our President and Chief Executive Officer, William D. Snider as our Vice Chairman of Matrix Capital Bank and, effective April 25, 2006, Chief Financial Officer of the Company, and Michael J. McCloskey as our Chief Operating Officer. The executive management team has significant community banking expertise and extensive knowledge of, and relationships in, the Colorado Front Range market. Under the direction of this executive management team, the Company intends to implement our new business strategy, including developing a branch network within such market and building a balance sheet of traditional loan and deposit products. As part of the transition, our former Chief Financial Officer, David W. Kloos, and our former General Counsel, T. Allen McConnell, entered into six-month employment agreements which expire June 30, 2006, at which time they will resign. Included in compensation expense for the quarter ended March 31, 2006 is $144 thousand in payment of one-half of the agreed upon retention payments to Mssrs. Kloos and McConnell under the employment agreements. While Mr. McConnell resigned as General Counsel on March 10, 2006, and Mr. Kloos resigned as Chief Financial Officer of the Company on April 25, 2006, both of the former executive officers are expected to remain employed by the Company until June 30, 2006 pursuant to the employment agreements.

New Business Strategy and Name Change

Under the direction of our new executive management team, we will utilize our existing infrastructure and reporting and accounting systems, as well as the income and equity generated from our wholesale banking operations, to fund the expansion into community branch banking. We will serve the needs of small to medium sized businesses and individuals in the Colorado Front Range market. Our objective is to increase shareholder and franchise value by expanding our community banking and lending activities through the recruitment of experienced community bankers who are knowledgeable and well-known in the Colorado Front Range market, the development of a branch network within such market, and the building of a balance sheet consisting of traditional originated loan and deposit products. In addition, management will focus on building a brand name, maintaining strong asset quality through stringent underwriting standards, limiting interest rate risk through the origination of shorter-term and adjustable rate assets, and exploring other means to enhance shareholder value. Other shorter-term initiatives may include marketing and selling in a sale-leaseback transaction our office building in downtown Denver where our headquarters are located, utilization of the balance of New Market Tax Credits awarded to us in 2004, exercise of our option to sell our remaining 25% interest in Matrix Asset Management, LLC and continued streamlining of our non-banking subsidiaries. No assurance can be made that any of these shorter-term initiatives will occur or that they will occur within the timeframes contemplated by our management team. Additionally, management will continue to evaluate our business operations and performance and may sell other business lines, operations or assets if they believe that such sales are in our best interests or would enhance shareholder value. In that regard, the Company completed the sale of the assets of Matrix Bancorp Trading and MTXC Realty during the quarter ended March 31, 2006 as discussed below, and sold ABS School Services, LLC on May 5, 2006. In addition, the Company has determined that we will substantially discontinue the trading activities at First Matrix in the acquisition, pooling and sales of SBA securities.

The Company announced on January 31, 2006 that we have proposed a new brand name for the Company and our various subsidiaries. The proposed name of the Company will be “United Western Bancorp, Inc.”, and the proposed name of Matrix Capital Bank will be “United Western Bank”. Matrix Bancorp will submit the proposed name change to “United Western Bancorp, Inc.” for approval at the annual meeting of shareholders to be held on June 15, 2006.

Sale of Assets of Matrix Bancorp Trading, Inc.

On April 3, 2006, the Company announced the final closing and substantial completion of the sale of certain assets and operations of one of its two brokerage subsidiaries, Matrix Bancorp Trading, Inc., pursuant to the Asset Purchase Agreement dated March 31, 2006, (“Purchase Agreement”) to a newly formed third party limited liability company. After the sale, the Company’s continuing brokerage operations will consist only of those brokerage activities conducted through First Matrix Investment Services Corporation. The financial results of the operations of Matrix Bancorp Trading are reflected in the accompanying consolidated financial statements as discontinued operations beginning in the quarter ended March 31, 2005.

The Company recorded a gain on the sale of approximately $3.9 million for the quarter ended March 31, 2006, which is included in income from discontinued operations. Under the terms of the Purchase Agreement, the Company received a total of $4.0 million, of which $1.2 was received in cash, and $2.8 was received in the form of a promissory note, guaranteed by the ultimate parent of the limited liability company. The promissory note is for a term of two years, and bears interest at the current prime rate. In addition, the Company financed approximately $420 thousand of accounts and other receivables sold to the limited liability company for a period of up to 90 days, evidenced by a second promissory note also guaranteed by the ultimate parent of the limited liability company.

Pursuant to the terms of the Purchase Agreement, for a period of twelve months, the Company has agreed not to compete or have any ownership interest in any business in the State of Colorado which is similar to the new limited liability company’s business.

Subsequent Event - Sale of ABS School Services, LLC

On May 5, 2006, the Company sold its school services subsidiary, ABS School Services, LLC (“ABS”), to SKS Ventures, LLC, a Colorado limited liability company owned by former executive officers of the Company, Richard V. Schmitz, D. Mark Spencer and David W. Kloos (“SKS”). (Mr. Kloos resigned his position as Chief Financial Officer of the Company on April 25, 2006 and was replaced by Mr. William D. Snider.) SKS acquired 100% of the outstanding limited liability company interests of ABS for a purchase price of $7.4 million, which includes $4.0 million proceeds from a loan to SKS and its principals by Matrix Bank, pursuant to which the membership interests of ABS and the membership interests of SKS were pledged. Prior to the sale, ABS distributed its outstanding interest of Charter Facilities Funding, LLC and New Century Academy Property Management Group, LLC to Equi-Mor Holdings, Inc., a wholly owned subsidiary of the Company. ABS also distributed certain other assets to Equi-Mor or the Company, as well as outstanding deferred and current income tax balances related to ABS. Based on the purchase price, a $1.0 million pre-tax charge was recorded in the first quarter, included in discontinued operations, to reflect the net realized value of the ABS interests upon the sale. The financial results of the operations of ABS are reflected in the accompanying consolidated financial statements as discontinued operations beginning in the quarter ended March 31, 2005.

The agreement contains a provision that if SKS sells ABS within one year of the agreement that 50% of any gain on sale is payable to the Company, after adjustment for certain post closing events. In connection with the transaction, the Company’s recourse obligation which existed at March 31, 2006 in the amount of $5.4 million transferred to SKS. Pursuant to the sales agreement, Equi-Mor and the Company guarantee the repayment of the loans sold to SKS for a five year period, creating a new recourse obligation for the Company, up to an aggregate of $1.65 million. Management anticipates a charge of approximately $800 thousand to $1.0 million will be recorded in the second quarter to reflect this recourse obligation in the Company’s financial statements.

Critical Accounting Policies

The Company and its subsidiaries have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of the Company’s consolidated financial statements. The significant accounting policies of the Company are described in “Item 7. Critical Accounting Policies” and Note 2 of the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2005, as well as Note 2 to the Company’s consolidated financial statements for the quarter ended March 31, 2006 contained herein, and along with the disclosures presented in other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgment and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company views the determination of the allowance for credit losses as a critical accounting policy that requires significant judgments, assumptions and estimates used in the preparation of its consolidated financial statements. See discussion as noted above and at “Asset and Liability Management, Analysis of Allowance for Loan and Valuation Losses” in the Company’s Form 10-K for the year ended December 31, 2005 for additional detailed description of the Company’s process and methodology related to the allowance for loan and valuation losses.

The Company considers the valuation of mortgage servicing rights and loans held for sale to be a critical accounting policy that requires judgments, assumptions and estimates used in the preparation of its consolidated financial statements. See discussion as noted above and at “Item 1. Business - Mortgage Servicing Activities” and “Item 7. - Asset and Liability Management” in the Company’s Form 10-K for the year ended December 31, 2005 for detail concerning the valuation of mortgage servicing rights and the lower of cost or market valuation of loans held for sale.

Forward-Looking Statements

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements. Among the factors that could cause actual results to differ materially are the risk factors discussed in Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2005 and Item 1A. “Risk Factors” herein, other risks discussed in this report and in the Company’s Form 10-K for the year ended December 31, 2005 and uncertainties set forth from time to time in the Company’s periodic reports, filings and other public statements.

Comparison of Results of Operations for the Quarters Ended March 31, 2006 and 2005

Income from Continuing Operations. For the quarter ended March 31, 2006, we earned $3.9 million from continuing operations or $0.45 per diluted share, as compared to $2.5 million, or $0.38 per diluted share, for the quarter ended March 31, 2005. The increase in the income is from a variety of factors, including the impact from the redirection of our Company to a primarily community bank franchise, as well as certain non-recurring items, including litigation settlements received and gains on sale of assets that were recognized during the quarter.

Net Interest Income. Net interest income is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. The following table presents an analysis of net interest income by each major category of average interest-earning assets and interest-bearing liabilities for the quarters ended March 31, 2006 and 2005, and the resultant yields or costs. Average interest rate information for the quarters ended March 31, 2006 and 2005 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

	Quarter Ended March 31,
	2006				2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
			(Dollars in thousands)
Assets
Interest-earning assets:
Loans receivable	$1,348,543	$17,564	5.21%	$1,381,270	$15,554	4.50%
Securities	616,341	8,329	5.41	317,362	4,005	5.05
Interest-earning deposits	21,472	258	4.81	3,539	14	1.58
FHLBank stock	37,996	501	5.27	33,485	337	4.03
Total interest-earning assets	2,024,352	26,652	5.27%	1,735,656	19,910	4.59%

Noninterest-earning assets:
Cash	19,106			51,091
Allowance for credit losses	(9,978)			(11,190)
Premises and equipment	17,182			18,873
Other assets	99,549			104,667
Total noninterest-earning assets	125,859			163,441
Total assets	$2,150,211			$1,899,097

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$373	$1	1.07%	$450	2	1.33%
Money market and NOW accounts	955,366	3,627	1.52	697,884	1,893	1.08
Certificates of deposit	56,309	573	4.07	187,170	1,373	2.93
FHLBank borrowings	696,012	7,428	4.27	541,604	4,142	3.06
Borrowed money and junior subordinated debentures	90,555	1,554	6.86	93,061	1,552	6.67
Total interest-bearing liabilities	1,798,615	13,183	2.93%	1,520,169	8,962	2.36%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	213,485			272,422
Other liabilities	21,488			13,141
Total noninterest-bearing liabilities	234,973			285,563
Shareholders’ equity	116,623			93,365
Total liabilities and shareholders’ equity	$2,150,211			$1,899,097
Net interest income before provision for loan and valuation losses		$13,469			$10,948
Interest rate spread			2.34			2.23%
Net interest margin			2.66			2.52%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.55%			114.18%

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

	Quarter Ended March 31, 2006 vs. 2005
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
		(In thousands)
Interest-earning assets:
Loans receivable, net	$(377)	$2,387	$2,010
Securities	4,018	306	4,324
Interest-earning deposits	173	71	244
FHLBank stock	50	114	164
Total interest-earning assets	3,864	2,878	6,742

Interest-bearing liabilities:
Passbook accounts	—	(1)	(1)
Money market and NOW accounts	831	903	1,734
Certificates of deposit	(1,199)	399	(800)
FHLBank borrowings	1,376	1,910	3,286
Borrowed money	(42)	44	2
Total interest-bearing liabilities	966	3,255	4,221
Change in net interest income before provision for credit losses	$2,898	$(377)	$2,521

Net interest income before provision for credit losses increased $2.5 million, or 23.0%, to $13.4 million for the quarter ended March 31, 2006 as compared to $10.9 million for the quarter ended March 31, 2005. Our net interest margin increased 14 basis points to 2.66% for the quarter ended March 31, 2006 from 2.52% for the quarter ended March 31, 2005. The increase in net interest income before provision for credit losses was principally attributable to an overall increase in the Company’s average balance of interest-earning assets to $2.02 billion for the quarter ended March 31, 2006 as compared to $1.74 billion for the quarter ended March 31, 2005. In addition, the Company increased the yield on those interest-earning assets of 68 basis points to 5.27% for the quarter ended March 31, 2006 as compared to 4.59% for the quarter ended March 31, 2005. The effect of the increase in the net interest-earning assets was partially offset by an increase in our average interest-bearing liabilities to $1.80 billion for the quarter ended March 31, 2006 as compared to $1.52 billion at March 31, 2005, and on which we had a 57 basis point increase in the cost of our interest-bearing liabilities to 2.93% for the quarter ended March 31, 2006 as compared to 2.36% for the quarter ended March 31, 2005. The increases in the yield and costs were in response to the changes in the overall interest rate environment and in the mix of assets and liabilities.

Historically, we have focused on the acquisition of adjustable rate loans, primarily single-family residential loans, at a modest premium, and investment securities which tended to have lower initial interest rates, but were generally variable rate over a one month to five year period. In 2005, and continuing through the first quarter of 2006, the Company has been purchasing mortgage backed securities, at a net price closer to par value. The strategy of acquiring interest earning assets at prices closer to par reduces the negative earnings impact of expensing premiums at the time of higher repayment activity. These acquisitions have been financed with short term deposits and FHLBank borrowings. As interest rates have increased over the past year, the cost of certain variable rate borrowings have adjusted faster than our variable rate loans and securities. Over a six-month period, our balance sheet is slightly liability sensitive; however, beyond six months, our assets will re-price, and overall the Company continues to be moderately asset sensitive. For the Company, this means that as interest rates stabilize, the Company would expect its net interest margin to expand. Further, as we implement our community banking strategy, including the origination of prime rate based loans, we expect this will favorably impact our net interest income.

Provision for Credit Losses. The provision for credit losses increased $200 thousand to $960 thousand for the quarter ended March 31, 2006 as compared to $760 thousand for the quarter ended March 31, 2005. The increase in the provision is attributable to our reevaluation of our expected loan losses associated with our originated commercial loan portfolio. During the quarter ended March 31, 2006, the Company’s new credit risk management team revised our estimated loss factors applied to certain of our commercial loans to reflect their experience with inherent losses in these types of loans. For a discussion of the Company’s allowance for loan losses methodology see “Critical Accounting Estimates - Allowance for Loan Losses”, and as it relates to nonperforming assets, see “Asset Quality—Nonperforming Assets.”

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $760 thousand, or 25.1%, to $2.3 million for the quarter ended March 31, 2006 as compared to $3.0 million for the quarter ended March 31, 2005. This decrease is consistent with the decline in our servicing portfolio. Our mortgage loan servicing portfolio decreased to an average balance of $1.66 billion for the quarter ended March 31, 2006 as compared to an average balance of $2.21 billion for the quarter ended March 31, 2005. Our average service fee rate (including all ancillary income) of 0.51% for the first quarter of 2006 was comparable to 0.52% rate for the first quarter of 2005. The Company anticipates loan administration fees to continue to decrease as its servicing portfolio decreases through normal amortization and prepayments.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining primarily to SBA trading fees at First Matrix Investment Services. Brokerage fees decreased by $140 thousand to $550 thousand for the quarter ended March 31, 2006 as compared to $690 thousand for the quarter ended March 31, 2005. The decrease was primarily the result of lower average profit per transaction at First Matrix in the acquisition, pooling and selling of SBA loans and securities due to competitive market conditions. In addition, transaction volume declined at the end of March 2006 after management decided to substantially discontinue the acquisition and pooling of SBA loans at First Matrix. Management concluded the trading activities are not part of the core community bank strategy. Accordingly, on a prospective basis we expect brokerage fees to decline from current levels.

Trust Services. Trust service fees decreased $810 thousand, or 32.2%, to $1.7 million for the quarter ended March 31, 2006 as compared to $2.5 million for the quarter ended March 31, 2005. The decrease is due to a decrease in total trust accounts under administration of approximately 27.5% to 45,128 accounts at March 31, 2006 as compared to 62,282 at March 31, 2005, and total fiduciary assets under administration decreased to $3.31 billion at March 31, 2006 from $18.3 billion at March 31, 2005. The decrease was due to the sale of substantially all of the assets of Matrix Bank’s trust department in connection with the 2004 sale of our interest in Matrix Settlement & Clearance Services, LLC, which sale closed April 30, 2005. For Sterling Trust, the accounts under administration have actually increased to the balances at March 31, 2006 noted above as compared to the accounts at March 31, 2005 when they were 41,923, and assets under administration were $2.95 billion. This increase is due to the successful marketing and growth efforts of Sterling Trust.

Real Estate Disposition Services. Real estate disposition services for the quarter ended March 31, 2006 decreased $250 thousand to $170 thousand for the quarter ended March 31, 2006, as compared to $420 thousand for the quarter ended March 31, 2005. The revenue represents fees earned by MTXC Realty Corp. for real estate brokerage services provided on foreclosed properties owned by third party financial services companies and financial institutions in the Denver metro area, as well as reflecting our equity pickup in the operations of the company formed by the sale of Matrix Asset Management Corp. The decrease is due to both lower levels of income generated by the operations of MTXC Realty and a lower equity-method pick-up during the period. During the quarter ended March 31, 2006, certain assets and the Denver-based real estate brokerage operations of MTXC Realty Corp. were sold. As such, the sale is expected to cause real estate disposition services revenues to continue to decrease in 2006 when compared to 2005 levels as the operations of the brokerage are no longer owned by the Company.

Gain on Sale of Loans and Securities. Gain on sale of loans and securities decreased $480 thousand to $250 thousand for the quarter ended March 31, 2006 as compared to $730 thousand for the quarter ended March 31, 2005. Gains on sale of loans and securities include gains on the sale of repurchased FHA and VA loans which represent delinquent loans purchased out of loan pools on which Matrix Financial acts as servicer, and then re-sold into the secondary market, gains on the sale of originated SBA and multi-family loans primarily from the portfolio at Matrix Bank. Gains on sale of loans and securities can fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, and as market conditions dictate, the particular loan portfolios we elect to sell.

Gain on Sale of Assets. The gain on sale of assets was $100 thousand for the quarter ended March 31, 2006. The gain for the first quarter of 2006 represents the gain on the sale of certain assets and operations of MTXC Realty Corp. as discussed in “Real Estate Disposition Services” above. Gains on the sale of assets fluctuate significantly from quarter to quarter and year to year based on the particular assets we elect to sell.

Other Income. Other income, which includes equity in earnings of unconsolidated subsidiaries, income earned on bank owned life insurance, rental income, fee income related to management services provided under the new market tax credits program and other miscellaneous items, increased $2.9 million, or 232.0%, to $4.2 million for the quarter ended March 31, 2006 as compared to $1.3 million for the quarter ended March 31, 2005. The increase is primarily due to recoveries on two separate litigation settlements totaling $2.3 million during the quarter ended March 31, 2006. Remaining fluctuations are based on the nature of the accounts reflected in other income.

Noninterest Expense. Noninterest expense increased $1.2 million, or 7.9%, to $16.2 million for the quarter ended March 31, 2006 as compared to $15.0 million for the quarter ended March 31, 2005. This increase was predominantly due to increases in the levels of subaccounting fees at Matrix Bank, as well as increases in compensation and benefits, offset by decreases in the level of amortization of mortgage servicing rights asset and a recovery of the previously recorded impairment charge on our mortgage servicing asset.

The following table details the major components of noninterest expense for the periods indicated:

	Quarter Ended March 31,
	2006	2005
	(Dollars in thousands)
Compensation and employee benefits	$5,679	$5,129
Amortization of mortgage servicing rights	1,517	1,774
Recovery of impairment on mortgage servicing rights	(276)	(175)
Occupancy and equipment	960	983
Postage and communication	287	359
Professional fees	525	623
Mortgage servicing rights subservicing fees	681	825
Data processing	222	303
Subaccounting fees	4,638	2,652
Other general and administrative	1,962	2,531
Total	$16,195	$15,004

Compensation and employee benefits expense increased $550 thousand, or 10.7%, to $5.7 million for the quarter ended March 31, 2006 as compared to $5.1 million for the quarter ended March 31, 2005. This increase is due to costs for employees, including five branch presidents, their teams and a new chief credit executive added at Matrix Capital Bank to implement the community banking strategy outlined in Item 1. “Business - New Business Strategy and Name Change” in the Company’s Form 10-K for the year ended December 31, 2005, as well as costs included due to the adoption of SFAS 123(R) for share based compensation costs, and finally due to inclusion of costs for retention payments due to certain officers associated with the private placement and tender offer transaction. This cost increase was despite a decrease in the overall number of employees by 47 employees to 267 employees at March 31, 2006 as compared to 314 employees at March 31, 2005. The decrease in employees was principally due to employees who worked for Matrix Bancorp Trading who left the company with the sale of the assets of Matrix Bancorp Trading on March 31, 2006.

Amortization of mortgage servicing rights decreased $260 thousand, or 14.5%, to $1.5 million for the quarter ended March 31, 2006 as compared to $1.8 million for the quarter ended March 31, 2005. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The average balance in our mortgage servicing rights portfolio decreased to $1.66 billion at March 31, 2006 as compared to $2.21 billion at March 31, 2005. Prepayment speeds on our servicing portfolio remained high at an average of 18.9% for the quarter ended March 31, 2006 as compared to 19.8% for the quarter ended March 31, 2005.

Impairment on mortgage servicing rights reflects a recovery of the impairment for the quarter ended March 31, 2006 of $280 thousand as compared to an impairment recovery of $180 thousand for the quarter ended March 31, 2005. The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor, among other things, to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows. Due to changes in the interest rate environment, among other factors, a recovery of the impairment was recorded during the quarter ended March 31, 2006. It is not possible to estimate if future impairments or recoveries of those impairments will occur, and further changes in market interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future periods.

Subaccounting fees, which represent fees paid to third parties to service depository accounts on our behalf, are incurred at Matrix Bank for custodial and institutional deposits. The $2.0 million increase in the fees paid in the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 was due to a combination of a 200 basis point increase in the interest rates to which the subaccounting fees are related, as well as an increase in the average balance of deposits for which subaccounting fees are incurred. Average deposits subject to subaccounting fees increased $164.3 million for the quarter ended March 31, 2006 to $962.4 million from $798.1 million for the quarter ended March 31, 2005.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, mortgage servicing rights subservicing fees, data processing costs and other general and administrative expenses, decreased approximately $990 thousand, or 17.6%, to $4.6 million for the quarter ended March 31, 2006 as compared to $5.6 million for the quarter ended March 31, 2005. The decrease is largely due to a recovery of a previously recorded impairment on our held for sale loan portfolio in the amount of $980 thousand included as a reduction of other general and administrative expense. The recovery primarily resulted from the payoff of loans during the quarter that were previously impaired. Other fluctuations included decreases in costs for professional fees, occupancy and other operating expenses related to certain of the restructuring activities undertaken by the Company in late 2004, and due to decrease in the level of expenses associated with our mortgage servicing rights portfolio due to decreases in the balance of the portfolio.

Income Taxes. Provision for income taxes is $1.7 million for the quarter ended March 31, 2006 as compared to $1.3 million for the quarter ended March 31, 2005. Our effective tax rate is 30.6% for the quarter ended March 31, 2006. The effective tax rates are affected by the level of tax-exempt income at Matrix Bank in proportion to the level of net income from continuing operations, as well as utilization of tax credits generated by a subsidiary of Matrix Bank. The net tax exempt income was approximately $230 thousand and $240 thousand for the quarters ended March 31, 2006 and 2005, respectively. Tax credits utilized were approximately $180 thousand and $90 thousand for the quarters ended March 31, 2006 and 2005, respectively.

Asset Quality

Nonperforming Assets

As part of our asset quality function, we monitor nonperforming assets on a monthly basis. Nonperforming assets consist primarily of nonaccrual loans and foreclosed real estate. Loans are placed on nonaccrual when full payment of principal or interest is in doubt or when they are past due 90 days as to either principal or interest. Foreclosed real estate arises primarily through foreclosure on mortgage loans owned. The following table sets forth our nonperforming assets as of the dates indicated:

	March 31,	December 31,	March 31,
	2006	2005	2005
	(Dollars in thousands)
Nonaccrual residential mortgage loans	$9,991	$8,903	$13,133
Nonaccrual commercial real estate, commercial loans and school financing	7,638	7,991	15,925
Nonaccrual consumer loans	––	––	77
Total nonperforming loans	17,629	16,894	29,135
Foreclosed real estate	3,422	4,526	3,999
Total nonperforming assets	$21,051	$21,420	$33,134

Total nonperforming loans to total loans	1.35%	1.24%	2.15%
Total nonperforming assets to total assets	0.98%	1.03%	1.78%
Ratio of allowance for credit losses to total nonperforming loans	61.65%	59.17%	39.20%

We accrue for interest on government sponsored loans such as FHA insured and VA guaranteed loans that are past due 90 or more days, as generally the majority of the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government sponsored accruing loans that were past due 90 or more days was $8.9 million, $11.0 million and $13.8 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively.

Nonaccrual residential mortgage loans as a percentage of total loans were 0.8% at March 31, 2006, 0.7% at December 31, 2005, and 1.0% at March 31, 2005. The nonaccrual residential mortgage loans increased approximately $1.1 million as compared to December 31, 2005. This increase is borrower specific and does not appear to be due to any specific market conditions that affect the remainder of the portfolio.

The nonaccrual commercial loans and school financing at March 31, 2006 decreased as compared to December 31, 2005. With regard to our school financing, a majority of our origination of tax-exempt financing for charter schools was for the purchase of real estate and equipment. The balance of these loans in nonaccrual status were $250 thousand, $250 thousand and $4.1 million at March 31, 2006, December 31, 2005 and March 31, 2005, respectively. The non-accrual charter school financings were included in the sale of ABS School Services discussed above. Based on current information, we believe that reserves are sufficient for any potential losses. With regard to the nonaccrual commercial loans, the balance of these loans in nonaccrual status decreased to $7.6 million at March 31, 2006 as compared to $8.0 million at December 31, 2005. Included in the nonaccrual commercial loan balances are portions of SBA loans guaranteed as to principal in the amounts of $2.5 million, $3.6 million and $4.0 million at March 31, 2006, December 31, 2005 and March 31, 2006, respectively. The decrease in nonaccrual commercial loans is due to repayments, reinstatements and foreclosures primarily in the SBA portfolio during. Based on current information, we believe that there are sufficient reserves for any potential loss in the portfolio. See further discussion of the nonaccrual commercial loans in “Item 7. - Asset and Liability Management-Nonperforming Assets” in the Company’s Form 10-K for the year ended December 31, 2005.

The following table shows information regarding the components of our allowance for credit losses as of the dates indicated:

	March 31, 2006		December 31, 2005		March 31, 2005
	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans
Residential	$3,726	60.39%	$3,589	65.76%	$4,632	74.71%
Multifamily, commercial real estate and commercial	5,090	35.97	4,427	30.70	4,649	20.85
School financing	1,791	1.58	1,791	1.76	1,861	1.80
Construction	251	2.04	179	1.76	266	2.60
Consumer	10	0.02	11	0.02	13	0.04
Total	$10,868	100.00%	$9,997	100.00%	$11,421	100.00%

The percentage of the allowance for loan losses to nonaccrual loans varies due to the nature of our portfolio of loans. We analyze the allowance for loan losses related to the nonaccrual loans by loan type, historical loss experience and loans measured for impairment. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for credit losses. See “—Comparison of Results of Operations for the Quarters Ended March 31, 2006 and 2005.”

Liquidity and Capital Resources

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

In December 2005, as noted in Item 1. “Private Placement and Tender Offer”, the Company raised funding through the private placement of our common stock and utilized the proceeds to conduct the issuer tender offer to purchase shares of our common stock, which tender was completed January 23, 2006.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity. Historically, the majority of the dividend payments have been made by Matrix Bank. The current dividend policy approved by Matrix Bank is 75% of the consolidated cumulative earnings of Matrix Bank. Absent these dividend payments, the Company may utilize the line of credit on its bank stock loan, as needed, to meet its own and the other subsidiaries financial obligations. As of March 31, 2006, the entire amount of the line of credit of $12,000,000 was available. The line of credit was renewed effective March 31, 2006, which extended the maturity to June 30, 2006. The Company is currently in the process of renewing this revolving line or entering into an agreement to obtain a new revolving line of credit facility. There can be no assurances that the current revolving line will be renewed or any terms modified, or any new revolving line of credit facilities entered into.

Matrix Bank’s liquidity needs are expected to be met primarily through community bank branch deposits, institutional deposits and custodial escrow deposits, as well as through borrowings from the FHLBank. Contractual loan payments, contractual security repayments and net deposit inflows are a generally predictable source of funds, while loan and security prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. At March 31, 2006, Matrix Bank had overnight and term borrowings of $690.0 million from the FHLBank of Topeka and Dallas. Matrix Bank also utilizes brokered deposits as a source of liquidity. The balance of brokered deposits at March 31, 2006 was $87.1 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur.

As of March 31, 2006, Matrix Bank was a well capitalized institution. The following table indicates Matrix Bank’s regulatory capital ratios:

	As of March 31, 2006
	Core Capital	Risk-Based Capital
	(Dollars in thousands)
Shareholder’s equity/GAAP capital	$133,860	$133,860
Disallowed assets	(1,083)	(1,083)
Unrealized gain on available for sale securities	(161)	(161)
Additional capital items:
General valuation allowances	––	5,961
Low-level recourse and residual interests	––	(164)
Regulatory capital as reported to the OTS	132,616	138,413
Minimum capital requirement as reported to the OTS	83,683	72,535
Regulatory capital - excess	$48,933	$65,878
Capital ratios	6.34%	15.27%
Well capitalized requirement	5.00%	10.00%

ABS’ principal source of funding for school financings are internal capital, sales of loans to third party institutions and partnership trusts with unaffiliated financial institutions. The facility currently outstanding has a balance of approximately $16.2 million and matures in September 2008. With the sale of ABS School services as discussed in “Subsequent Event - Sale of ABS School Services, LLC” above, the facility was acquired by the purchaser and will not be included in the Company’s balances in the future.

Under a purchase and sale agreement, ABS has sold school financings to an unaffiliated financial institution, with full recourse to ABS. ABS services the school financings on a scheduled/scheduled remittance and in the case of a loss or default, upon the liquidation of the underlying collateral, ABS is required to reimburse the unaffiliated financial institution for any shortfall. The total balance of the school financings sold with recourse is $5.4 million at March 31, 2006. See discussion of the Company’s continuing obligation regarding the loans sold with recourse discussed at “Subsequent Event - Sale of ABS School Services, LLC” above.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

During the quarter ended March 31, 2006, there were no material changes outside of the normal course of business to the quantitative and qualitative disclosures about contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements” in the Company’s Form 10-K for the year ended December 31, 2005 for a detailed discussion.

See Notes 8 and 9 to the Condensed Consolidated Financial Statements herein for detail on the balances of deposit liabilities and FHLBank borrowings as of March 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended March 31, 2006, there were no material changes to the quantitative and qualitative disclosures about market risk previously reported in the Annual Report contained in the Company’s Form 10-K for the year ended December 31, 2005. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management - Risk Sensitive Assets and Liabilities” and Item 1. “Business Mortgage Servicing Activities - Hedging of Servicing Rights” in the Company’s Form 10-K for the year ended December 31, 2005 for a detailed discussion.

Item 4. Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(b) of the Securities Exchange Act of 1934. As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of March 31, 2006 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Sterling Trust, Matrix Bancorp, Matrix Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. were named as defendants in an action filed in December 2001 styled Heraclio A. Munoz, et al. v. Sterling Trust Company, et. al. that was pending in Superior Court of the State of California. The complaint sought class action status, requested unspecified damages and alleged negligent misrepresentation, breach of fiduciary duty and breach of written contract on the part of Sterling Trust. In the fourth quarter of 2005, Sterling Trust was granted summary judgment as to all claims against it by the plaintiffs. In April of 2006, Sterling Trust received the order granting summary judgment which dismissed Sterling Trust, Matrix Bancorp, Matrix Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. from the action. There can be no assurances that such decision in favor of Sterling Trust will not be appealed by the plaintiffs or, if so appealed, that the decision in favor of Sterling Trust will not be overturned. In the event such decision in favor of Sterling Trust were overturned by the appellate courts, the Company continues to believe it has meritorious defenses and will continue to defend the matter vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

Matrix Financial was named in March 2004 as a defendant in a putative class action lawsuit styled Monica Thigpen v. Matrix Financial Services Corporation filed in the United States Bankruptcy Court for the Southern District of Alabama. The plaintiff claims that Matrix Financial filed an improper and false affidavit in connection with plaintiff’s Chapter 13 bankruptcy proceeding because the signature page of the affidavit was executed separate and apart from the other pages, and has asked the Court to award the plaintiff actual damages, punitive damages, injunctive relief, attorney’s fees and other relief as may be appropriate. In January 2006, the Plaintiff withdrew her Motion for Class Certification, but has indicated that she will continue to pursue her claim individually. Trial has been scheduled for May 16, 2006. Matrix Financial believes it has meritorious defenses and intends to defend this action vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this point.

See Item 3. “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2005 for further detailed discussion regarding these and other legal matters.

Item 1A. Risk Factors

During the quarter ended March 31, 2006, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company’s Form 10-K for the year ended December 31, 2005. See Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2005 for a detailed discussion.

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plan (1)	Maximum Number of Shares that may yet be purchased under the Plan
January 1 through January 31, 2006	4,184,277	$19.00	4,184,277	0
February 1 through February 28, 2006	––	––	––	0
March 1 through March 31, 2006	––	––	––	0
Total	4,184,277	$19.00	4,184,277	0

(1)
Purchase of common shares was made pursuant to the Private Placement and Tender Offer announced December 9, 2005 and discussed further in Part I, Item 2. “Private Placement and Tender Offer” above. The repurchase was limited to the net funds of the private placement offering. The Tender offer was completed January 23, 2006. There will be no further repurchases of stock under the announced Private Placement and Tender Offer.

Item 6. Exhibits

(a) Exhibits
*10.1	Eighth Amendment to Credit Agreement, dated as of March 31, 2006, by and between Matrix Bancorp, Inc., as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders.
*31.1	Certification by Scot T. Wetzel pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by William D. Snider pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.3	Certification by Benjamin C. Hirsh pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification by Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.3	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX BANCORP, INC.

Date: May 11, 2006	By:	/s/ Scot T. Wetzel
Scot T. Wetzel President andChief Executive Officer (Principal Executive Officer)

Date: May 11, 2006	By:	/s/ William D. Snider
William D. Snider Chief Financial Officer

Date: May 11, 2006	By:	/s/ Benjamin C. Hirsh
Benjamin C. Hirsh Chief Accounting Officer (Principal Accounting and Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

*10.1	Eighth Amendment to Credit Agreement, dated as of March 31, 2006, by and between Matrix Bancorp, Inc., as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders.

*31.1	Certification by Scot T. Wetzel pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by William D. Snider pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	Certification by Benjamin C. Hirsh pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.3	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.