Form 10-Q
period 2006-06-30
MATRIX BANCORP INC
filed 2006-08-11
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐  Accelerated filer ☐ Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐ No ☑

Number of shares of Common Stock ($0.0001 par value) outstanding at the close of business on August 8, 2006 was 7,556,573 shares.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Consolidated Balance Sheets
	June 30, 2006 (unaudited) and December 31, 2005	3

	Consolidated Statements of Income
	Quarter and six months ended June 30, 2006 and 2005 (unaudited)	4

	Consolidated Statements of Shareholders’ Equity
	Six months ended June 30, 2006 and 2005 (unaudited)	6

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2006 and 2005 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	25

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	39

ITEM 4.	Controls and Procedures	39

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	40

ITEM 1A.	Risk Factors	40

ITEM 1B.	Unresolved Staff Comments	40

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

ITEM 4.	Submissions of Matters to a Vote of Security Holders	41

ITEM 6.	Exhibits	42

SIGNATURES		43

Part I - Financial Information
Item 1. Financial Statements
Matrix Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share information)

	June 30,	December 31,
	2006	2005
Assets	(Unaudited)

Cash and cash equivalents	$10,498	$15,877
Interest-earning deposits and federal funds sold	18,794	18,355
Total cash and cash equivalents	29,292	34,232
Investment securities - available for sale	35,697	14,462
Investment securities - held to maturity	669,777	421,010
Investment securities - trading	94,691	104,722
Loans held for sale, net	699,115	927,442
Loans held for investment, net	470,540	425,943
FHLBank stock, at cost	41,529	34,002
Mortgage servicing rights, net	18,107	20,708
Accrued interest receivable	10,889	9,752
Other receivables	21,811	19,387
Premises and equipment, net	18,635	17,154
Bank owned life insurance	22,892	22,454
Other assets, net	15,995	19,898
Income taxes receivable and deferred income tax asset	3,334	3,696
Foreclosed real estate, net	3,816	4,526
Total assets	$2,156,120	$2,079,388

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,309,053	$1,124,044
Custodial escrow balances	63,651	49,385
FHLBank borrowings	586,980	615,028
Borrowed money	10,000	29,581
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,372	61,372
Deferred income tax liability	2,451	-
Other liabilities	15,423	19,250
Total liabilities	2,048,930	1,898,660

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value $0.0001; authorized 5,000,000 shares;
no shares outstanding	-	-
Common stock, par value $0.0001; authorized 50,000,000 shares; issued and outstanding 7,556,573 shares at June 30, 2006 and 11,740,850
shares at December 31, 2005	1	1
Additional paid-in capital	29,121	108,395
Retained earnings	78,138	72,314
Accumulated other comprehensive (loss) income	(70)	18
Total shareholders’ equity	107,190	180,728
Total liabilities and shareholders’ equity	$2,156,120	$2,079,388

See accompanying notes.

Matrix Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share information)
(Unaudited)
	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest and dividend income:
Single-family loans	$8,707	$11,021	$18,293	$21,383
Other loans	9,387	5,548	17,365	10,740
Investment securities	9,501	4,092	17,830	8,097
Interest-earning deposits	825	405	1,584	756
Total interest and dividend income	28,420	21,066	55,072	40,976

Interest expense:
Deposits	5,867	3,940	10,068	7,208
FHLBank advances	7,468	4,638	14,897	8,780
Borrowed money and junior subordinated debentures	1,636	1,620	3,190	3,172
Total interest expense	14,971	10,198	28,155	19,160

Net interest income before provision for credit losses	13,449	10,868	26,917	21,816
Provision for credit losses	1,071	302	2,028	1,060
Net interest income after provision for credit losses	12,378	10,566	24,889	20,756

Noninterest income:
Loan administration	1,967	2,499	4,239	5,534
Brokerage	9	305	563	1,000
Trust services	1,654	1,785	3,358	4,300
Real estate disposition services	-	423	168	844
Gain on sale of loans and securities	140	537	391	1,268
Gain on sale of assets	-	302	100	302
Litigation settlements	300	-	2,550	-
Other	1,303	1,127	3,282	2,401
Total noninterest income	5,373	6,978	14,651	15,649

Noninterest expense:
Compensation and employee benefits	5,210	4,527	10,889	9,655
Amortization of mortgage servicing rights	1,549	2,352	3,066	4,126
Impairment on (recovery of) mortgage servicing rights	-	230	(276)	55
Occupancy and equipment	1,161	999	2,121	1,982
Postage and communication	263	304	550	664
Professional fees	592	553	1,135	1,175
Mortgage servicing rights subservicing fees	639	771	1,320	1,596
Data processing	217	208	439	512
Subaccounting fees	5,130	3,199	9,768	5,851
Other general and administrative	2,888	2,104	4,833	4,635
Total noninterest expense	17,649	15,247	33,845	30,251

Income from continuing operations before income taxes	102	2,297	5,695	6,154
Income tax (benefit) provision	(102)	703	1,614	2,045
Income from continuing operations	204	1,594	4,081	4,109

Discontinued operations:
Income from discontinued operations, net of income tax provision (benefit) of $7, $(210), $1,152 and $(254), respectively	103	116	1,743	521

Net Income	$307	$1,710	$5,824	$4,630

Continued

Matrix Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share information)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Income from continuing operations per share - basic	$0.03	$0.24	$0.51	$0.62
Income from continuing operations per share - assuming dilution	$0.03	$0.24	$0.50	$0.61

Income from discontinued operations per share - basic and assuming dilution	$0.01	$0.02	$0.21	$0.08

Net income per share - basic	$0.04	$0.26	$0.72	$0.70
Net income per share - assuming dilution	$0.04	$0.26	$0.71	$0.69

Weighted average shares - basic	7,556,573	6,620,850	8,065,159	6,620,850
Weighted average shares - assuming dilution	7,639,560	6,698,498	8,132,599	6,698,199

See accompanying notes.

Matrix Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Income
Six Months Ended
June 30, 2006
Balance at December 31, 2005	11,740,850	$1	$108,395	$72,314	$18	$180,728
Shares repurchased under Tender Offer	(4,184,277)		(79,501)			(79,501)
Comprehensive income:
Net income				5,824		5,824	$5,824
Share-based compensation expense			227			227
Net unrealized holding losses, net of income tax(1)					(88)	(88)	(88)
Comprehensive income							$5,736
Balance at June 30, 2006	7,556,573	$1	$29,121	$78,138	$(70)	$107,190

Six Months Ended
June 30, 2005
Balance at December 31, 2004	6,620,850	$1	$21,432	$70,756	$126	$92,315
Comprehensive income:
Net income				4,630		4,630	$4,630
Net unrealized holding gains, net of income tax					247	247	247
Comprehensive income							$4,877
Balance at June 30, 2005	6,620,850	$1	$21,432	$75,386	$373	$97,192

(1) Disclosure of reclassification amount
Six Months Ended June 30, 2006

Net unrealized holding losses arising during period	$(88)
Less: reclassification adjustment of gains included in net income	-
Net unrealized holding losses on securities	$(88)

See accompanying notes.

Matrix Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows of continuing operating activities
Net Income	$5,824	$4,630
Income from discontinued operations, net of income tax provision	(1,743)	(521)
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Share-based compensation expense	227	-
Depreciation and amortization	1,124	1,413
Provision for credit losses	2,028	1,060
Amortization of mortgage servicing rights	3,066	4,126
(Recovery) impairment on mortgage servicing rights	(276)	55
Gain on sale of loans and securities	(391)	(1,268)
Gain on sale of other assets	(100)	(302)
Gain on sale of mortgage servicing rights	-	(10)
Loss on sale of building and equipment	39	17
Gain on sale of foreclosed real estate	(87)	(76)
Changes in assets and liabilities:
Proceeds from the sale and repayment of trading securities	155,342	343,006
Loans originated for sale, net of loans sold	(141)	(19,334)
Loans purchased for sale	(207,229)	(723,507)
Principal payments on, and proceeds from sale of loans held for sale	247,801	318,004
Originated and purchased mortgage servicing rights, net	(91)	(397)
Decrease (increase) in other receivables, other assets, income taxes receivable and deferred income tax asset	3,880	(5,106)
Decrease in other liabilities, income taxes payable and deferred income tax liability	(1,019)	(6,655)
Net cash provided by (used in) continuing operations	208,254	(84,865)

Cash flows of continuing investing activities
Loans originated and purchased for investment	(109,350)	(70,975)
Principal repayments on loans held for investment	61,714	60,467
Purchase of available for sale securities	(26,574)	(33,537)
Proceeds from sale of available for sale securities	10,639	47,667
Proceeds from maturity and prepayment of available for sale securities	6,178	16,492
Purchase of held to maturity securities	(306,170)	(49,822)
Proceeds from the maturity and prepayment of held to maturity securities	57,351	12,777
(Purchase) redemption of FHLBank stock, net	(7,527)	277
Purchases of premises and equipment	(3,171)	(867)
Proceeds from the sale of other assets	-	750
Acquisition of mortgage servicing rights	(98)	(188)
Proceeds from sale of premises and equipment	389	-
Proceeds from sale of foreclosed real estate	2,972	1,467
Proceeds from sale of mortgage servicing rights	-	80
Net cash used in continuing investing activities	(313,647)	(15,412)

Continued

Matrix Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - continued
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows of continuing financing activities
Net increase in deposits	$185,009	$71,348
Net increase (decrease) in custodial escrow balances	14,266	(10,862)
(Decrease) increase in FHLBank borrowings, net	(28,048)	22,956
Borrowed money - repayment of notes payable with banks and revolving lines, net	(3,217)	(399)
Proceeds from issuance of capital securities of subsidiary trusts	-	7,500
Redemption of common stock shares under tender offer	(79,501)	-
Net cash provided by continuing financing activities	88,509	90,543

Cash flows of discontinued operations
Operating cash flows, net	28,242	8,125
Investing cash flows - sale of fixed assets	66	-
Financing cash flows - repayment of borrowed money	(16,364)	(2,556)
Net cash provided by discontinued operations	11,944	5,569

Decrease in cash and cash equivalents	(4,940)	(4,165)
Cash and cash equivalents at beginning of the period	34,232	42,869
Cash and cash equivalents at end of the period	$29,292	$38,704

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$2,508	$4,196
Loans securitized and transferred to securities available for sale	$11,283	$59,379
Loans securitized and transferred to trading securities	$149,144	$314,650
Loans held for investment transferred to loans held for sale	$-	$4,600
Securities available for sale transferred to held to maturity securities	$-	$85,682
Note receivable received in sale of assets of discontinued operations	$2,567	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$27,651	$19,716
Cash paid for income taxes	$-	$2,157

See accompanying notes.

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of Matrix Bancorp, Inc. and subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation have been included. The results of operations for the quarter and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the full year or any other interim period. For discussion of our organization and business, the accounting policies we follow and further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. This quarterly report should be read in conjunction with that annual report.

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

The allowance for credit losses consists of four components, pools of homogeneous single-family loans with similar risk characteristics, pools of homogenous commercial loans with similar risk characteristics (i.e., multifamily, construction, commercial real estate and commercial) individually significant loans, often classified, that are measured for impairment and a component representing estimated probable inherent but undetected losses, which also contemplates the imprecision in the credit risk models utilized to calculate the allowance.

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

Pools of homogeneous single-family loans with similar risk characteristics are assessed for probable losses based on loss migration analysis where loss factors are updated regularly based on actual experience. The analysis also examines historical loss experience and the related internal gradings of loans charged off. The loss migration analysis also considers inherent but undetected losses within the portfolio.

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

The portion of the allowance established for loans measured for impairment reflects expected losses resulting from analyses developed through specific allocations for individual loans. The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. Estimated fair value is typically measured using the fair value of collateral, as such loans are usually collateral dependent, but may be measured using either the present value of expected future cash flows discounted using loan rate, or the market price of the loan. All loans considered impaired are included in nonperforming loans. The Company evaluates its residential loans collectively due to their homogeneous nature. Accordingly, potential impaired loans of the Company include only commercial loans, real estate construction loans, commercial real estate mortgage loans and larger multi-family loans classified as nonperforming loans.

The last component of the allowance for credit losses is a portion which represents the estimated probable inherent but undetected losses, and the imprecision in the credit risk models utilized to calculate the allowance. This component of the allowance is not associated with any particular loan type and is reflective of the uncertainty surrounding general economic conditions and ongoing uncertainty with respect to a small number of individually large loans or uninsured single-family mortgage loans.

Loan losses are charged against the allowance when the loan is considered uncollectible. In the opinion of management, the allowance is adequate to absorb the inherent losses in the current loan portfolio.

Loans Held for Sale

Loans purchased or originated without the intent to hold to maturity are classified as held for sale. Classes of loans held for sale are carried at the lower of aggregate cost, net of discounts or premiums and a valuation allowance, or estimated fair market value. Estimated fair market value is determined using forward commitments to sell loans or mortgage backed securities to permanent investors, or current market rates for loans of similar quality and type. Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations. The Company has an approximate $1,069,000 and $2,339,000 valuation allowance to reduce the carrying value of loans held for sale to market value at June 30, 2006 and December 31, 2005, respectively.

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

The estimated fair value of MSRs is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its MSRs by product type, interest rate and investor to reflect the predominant risk characteristics. To determine the estimated fair value of MSRs, the Company uses a valuation model that calculates the present value of discounted future cash flows. In using this valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, including incremental interest cost of servicer advances, foreclosure expenses and losses, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. For purposes of performing an impairment analysis on MSRs, the Company estimates fair value using the following primary assumptions: prepayment speeds ranging from 120 PSA (Public Securities Association prepayment speed measurement) to 1,793 PSA; discount rates ranging from 10% to 18.50%; and default rates ranging from 0% to 100%. At June 30, 2006, the Company’s servicing portfolio consists of seasoned loans with an approximate 8.6 year average age, an average balance of $51,000 and a weighted average note rate of 7.43%. As such, management believes there is relatively modest valuation volatility to our portfolio.

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
June 30, 2006
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

As of June 30, 2006 and December 31, 2005, a valuation allowance of $1,950,000 and $2,226,000, respectively, was required, and the fair value of the aggregate MSRs was approximately $18,107,000 and $20,708,000, respectively.

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

Stock-Based Compensation

At June 30, 2006, the Company has two stock-based employee compensation plans, the first of which is described more fully in Note 18 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2005. The second stock-based employee compensation plan was approved by the shareholders at the annual meeting on June 15, 2006, and is described more fully in the Company’s Proxy Statement for Annual Meeting of Shareholders dated May 9, 2006. The second plan was generally to allow for grants of options greater than 100,000 shares to any one employee in any one year, which is the limit in the Company’s first stock-based employee compensation plan. Both of the compensation plans are treated the same for the calculation of stock-based compensation. On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, (“SFAS 123(R)”) an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), using the modified prospective method. SFAS 123(R) requires the Company to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. As a result, the Company has recorded $128,000 and $227,000 in compensation expense and $47,000 and $84,000 in income tax benefit for the quarter and six months ended June 30, 2006, respectively, related to this share-based compensation expense for the 97,896 and 637,943 new options issued during the quarter and six months ended June 30, 2006, respectively. The Company had no non-vested options on which to record expense as all prior outstanding stock options issued which had a strike price lower than the offering price were cancelled by the Company concurrently with the private placement and tender offer transaction discussed above (2,000 options on which the strike price exceeded the offering price which were outstanding at December 31, 2005 expired January 9, 2006). During the quarter ended June 30, 2006, 1,000 of the options issued during 2006 expired. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company followed the intrinsic value-based method of accounting for stock options prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“Opinion No. 25”). Under this method, compensation expense was recorded on the date of the grant only if the then current market price of the underlying stock exceeded the exercise price. The Company had no such expense for the quarter ended June 30, 2005. If compensation cost for our stock-based plan been determined consistent with SFAS No. 123, our net income and income per share at June 30, 2005 would have been changed to the pro forma amounts indicated in the table below:

	Quarter Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(Dollars in thousands, except share information)
Net income:
Net income as reported	$1,710	$4,630
Deduct: Total stock-based employee compensation determined under
fair value based method for awards, net of related tax effects	(45)	(90)
Pro forma	$1,665	$4,540
Income per share:
Basic, as reported	$0.26	$0.70
Basic, pro forma	$0.25	$0.69
Diluted, as reported	$0.26	$0.69
Diluted, pro forma	$0.25	$0.68

All options which were outstanding at June 30, 2005 and on which the above pro forma expense is noted, were cancelled in connection with the private placement and tender offer transaction as discussed above.

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

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140.” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to serve a financial asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, and permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. The statement will be effective for fiscal years beginning after September 15, 2006. The Company does not expect the implementation of this pronouncement to have a significant impact on the consolidated financial statements, and the Company intends to continue to reflect the mortgage servicing rights asset at lower of cost or market using the amortization method.

In March 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes.” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company does not expect the implementation of this pronouncement to have a significant impact on the consolidated financial statements.

2. Discontinued Operations - Sale of Assets of Matrix Bancorp Trading, Inc.

On April 3, 2006, the Company announced the final closing and substantial completion of the sale effective March 31, 2006 of certain assets and operations of one of its two brokerage subsidiaries, Matrix Bancorp Trading, Inc., pursuant to an Asset Purchase Agreement (“Purchase Agreement”) to a newly formed third party limited liability company. The limited liability company hired the former employees and officers of Matrix Bancorp Trading, Inc. upon the closing of the sale. After the sale, the Company’s continuing brokerage operations consist only of those brokerage activities conducted through First Matrix Investment Services Corporation. Under the terms of the Purchase Agreement, the Company received a total of $4,000,000 of which $1,200,000 was received in cash and $2,800,000 in the form of a promissory note guaranteed by the ultimate parent of the limited liability company. The promissory note is for a term of two years, and bears interest at the current prime rate. In addition, the Company financed the accounts receivable of approximately $423,000 sold to the limited liability company for a period of up to 90 days, evidenced by a second promissory note also guaranteed by the ultimate parent of the limited liability company. This second promissory note was paid in full by the newly formed limited liability company on July 20, 2006. Pursuant to the terms of the Purchase Agreement, the Company has agreed not to compete or have any ownership interest in any business in the State of Colorado which is similar to the limited liability company’s new business for a period of twelve months.

As a result of the sale, the Company recorded an after tax gain on the sale of approximately $2,424,000 for the quarter ended March 31, 2006, which is included in discontinued operations for the six months ended June 30, 2006. The operating results of discontinued brokerage activities of Matrix Bancorp Trading are reflected as discontinued operations beginning January 1, 2005, and the consolidated financial statements have been restated to reflect the brokerage operations of Matrix Bancorp Trading as a discontinued operation. The operating results of Matrix Bancorp Trading, Inc., previously included in our brokerage segment, and now included in net income from discontinued operations, were as follows:

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share information)
Noninterest income	$45	$1,253	$1,346	$3,325
Noninterest expense	(44)	1,425	1,333	3,247
Operating income (loss) before taxes from discontinued operations	89	(172)	13	78
Income tax provision (benefit)	33	(67)	5	30
Operating income (loss) from discontinued operations	56	(105)	8	48

Gain on sale of certain assets and operations of Matrix Bancorp Trading, Inc., net of income tax provision of $0, $0, $1,435, and $0, respectively	-	-	2,424	-
Income (loss) from discontinued operations, net of income taxes	$56	$(105)	$2,432	$48

Income (loss) from discontinued operations of Matrix Bancorp Trading, Inc. per share - basic	$0.006	$(0.01)	$0.30	$0.01
Income (loss) from discontinued operations of Matrix Bancorp Trading, Inc. per share - assuming dilution	$0.006	$(0.01)	$0.29	$0.01

3. Discontinued Operations - Sale of ABS School Services, LLC

On May 5, 2006, the Company sold its school services subsidiary, ABS School Services, LLC (“ABS”), to SKS Ventures, LLC, a Colorado limited liability company owned by former executive officers of the Company, Richard V. Schmitz, D. Mark Spencer and David W. Kloos (“SKS”). SKS acquired 100% of the outstanding limited liability company interests of ABS for a purchase price of $7,370,000. Concurrently, Matrix Bank committed to a $4,000,000 loan to SKS and its principals, pursuant to which the membership interests of ABS and the membership interests of SKS were pledged. No amounts have been drawn on this facility. Prior to the sale, ABS distributed its outstanding interest of Charter Facilities Funding, LLC and New Century Academy Property Management Group, LLC to Equi-Mor Holdings, Inc. (“Equi-Mor”), a wholly owned subsidiary of the Company. ABS also distributed certain other assets to Equi-Mor or the Company as well as outstanding deferred and current income tax balances related to ABS. Based on the purchase price, a $1,000,000 pre-tax charge was recorded in the quarter ended March 31, 2006, included in discontinued operations for the six months ended June 30, 2006, to reflect the net realized value of the ABS interests upon the sale. The sales agreement contains a provision that if SKS sells ABS within one year of the agreement that 50% of any gain on sale is payable to the Company, after adjustment for certain post closing events.

In connection with the transaction, the Company’s recourse obligation which existed at March 31, 2006 in the amount of $5,400,000, which was described in the Company’s financial statements included in its Form 10-K for the year ended December 31, 2005 at Note 13 “Borrowed Money -School Financing Agreement”, was transferred to SKS. Pursuant to the sales agreement, Equi-Mor and the Company guarantee, for a five year period, the repayment of the loans sold to SKS up to an aggregate amount of $1,650,000, creating a new recourse obligation for the Company. Included in other general and administrative expenses for the quarter ended June 30, 2006 is a pre-tax charge recorded by Equi-Mor of $950,000 to reflect the estimated liability related to this recourse obligation arising from the sales agreement in the Company’s financial statements.

As a result of this sale, the Company has presented the operations of ABS School Services, LLC as discontinued operations beginning with January 1, 2005, and the consolidated financial statements have been restated to reflect the operations of ABS School Services, LLC as a discontinued operation. The operating results of the ABS School Services, previously included in “all other” in segment reporting, and now included in net income from discontinued operations, were as follows:

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share information)
Net interest income after provision for credit losses	$143	$450	$580	$915
Noninterest income	65	370	550	853
Noninterest expense	187	742	2,107	1,579
Operating income (loss) before taxes from discontinued operations	21	78	(977)	189
Income tax (benefit)	(26)	(143)	(288)	(285)
Income (loss) from discontinued operations, net of income taxes	$47	$221	$(689)	$474

Income (loss) from discontinued operations of ABS School Services, LLC per share - basic	$0.006	$0.03	$(0.08)	$0.07
Income (loss) from discontinued operations of ABS School Services, LLC per share - assuming dilution	$0.006	$0.03	$(0.08)	$0.07

Total assets sold to and liabilities assumed by SKS on May 5, 2006 at December 31, 2005, were as follows:

December 31,
2005
(Dollars in thousands)

Cash	$315
Loans held for sale, net of allowance of $1,791	22,247
Other assets	9,825
Total assets	$32,387

Other liabilities	$358
Borrowed money	16,364
Total liabilities	$16,722

The decrease in asset balances between the date of sale, May 5, 2006, and December 31, 2005 is primarily due to the sale of certain assets held for sale during the interim period, as well as repayments on loans held for sale and other decreases in the ordinary course of business.

4. Sale of Assets of MTXC Realty Corp.

On April 2, 2006, the Company announced the sale, effective March 31, 2006, of certain assets of MTXC Realty Corp. related to its real estate brokerage office operating exclusively in the Denver metro area. As a result of the sale, the Company recorded an after tax gain on the sale of approximately $63,000 for the quarter ended March 31, 2006, included in noninterest income for the six months ended June 30, 2006.

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

5. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:	(Dollars in thousands)
Income from continuing operations	$204	$1,594	$4,081	$4,109
Income from discontinued operations	103	116	1,743	521
Net income	$307	$1,710	$5,824	$4,630
Denominator:
Weighted average shares outstanding	7,556,573	6,620,850	8,065,159	6,620,850
Effect of dilutive securities:
Common stock options	82,987	77,648	67,440	77,349
Denominator for net income per share assuming dilution	7,639,560	6,698,498	8,132,599	6,698,199

6. Investment Securities

Investment securities available for sale were as follows:

	June 30, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	CarryingValue
	(Dollars in thousands)
Mortgage backed securities	$35,191	$6	$(144)	$35,053	$13,714	$39	$(47)	$13,706
SBA securities	640	4	-	644	757	-	(1)	756
Total	$35,831	$10	$(144)	$35,697	$14,471	$39	$(48)	$14,462

Investment securities held to maturity were as follows:

	June 30, 2006				December 31, 2005
	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities	$669,777	$-	$(12,443)	$657,334	$421,010	$183	$(4,274)	$416,919
Total	$669,777	$-	$(12,443)	$657,334	$421,010	$183	$(4,274)	$416,919

Trading securities were as follows:

	June 30, 2006	December 31, 2005
	Estimated Fair Value and Carrying Value	Estimated Fair Value and Carrying Value
	(Dollars in thousands)
SBA securities	$94,691	$104,722
Total	$94,691	$104,722

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

The following table presents information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position as follows:

	June 30, 2006				December 31, 2005
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage-backed securities, available for sale	$29,616	$(94)	$4,495	$(50)	$6,181	$(38)	$328	$(9)
Mortgage-backed securities, held to maturity	612,056	(11,203)	44,675	(1,240)	331,170	(4,014)	10,802	(260)
SBA securities	-	-	-	-	-	-	476	(1)
Total	$641,672	$(11,297)	$49,170	$(1,290)	$337,351	$(4,052)	$11,606	$(270)

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

At June 30, 2006, the Company does not believe that any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are attributable to changes in interest rates. The Company has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

7. Loans Held for Sale and Investment

Loans Held for Sale
Loans held for sale consist of the following:
	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Residential loans	$467,471	$631,773
SBA guaranteed commercial loans, school financing and other	217,137	280,882
Purchase premiums, unearned fees and fair value adjustment, net	17,627	19,976
	702,235	932,631
Less: Allowance for credit losses	3,120	5,189
Loans held for sale, net	$699,115	$927,442

Activity in the allowance for credit losses on loans held for sale is summarized as follows:

	Six Months Ended	Year Ended
	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Balance at beginning of period	$5,189	$5,198
Provision for credit losses	322	774
Charge-offs, transfers and other	(2,639)	(803)
Recoveries	248	20
Balance at end of period	$3,120	$5,189

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

Charge-offs, transfers and other for the six months ended June 30, 2006 includes $1,791,000 of allowance included in the sale of assets of ABS School Services, LLC, discussed further in Note 3 above.

Loans Held for Investment
Loans held for investment consist of the following:
	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Residential loans	$235,800	$250,793
Multi-family, commercial real estate, SBA commercial	213,982	157,537
Construction loans	28,273	24,049
Consumer loans and other	212	244
Discounts, net	(612)	(843)
Unearned fees	(1,018)	(1,029)
	476,637	430,751
Less: Allowance for credit losses	6,097	4,808
Loans held for investment, net	$470,540	$425,943

Activity in the allowance for credit losses on loans held for investment is summarized as follows:

	Six Months Ended	Year Ended
	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Balance at beginning of year	$4,808	$5,974
Provision for credit losses	1,706	891
Charge-offs, transfers and other	(446)	(2,249)
Recoveries	29	192
Balance at end of period	$6,097	$4,808

The following lists information related to nonperforming loans held for investment and held for sale:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Loans on nonaccrual status in the held for investment portfolio	$10,981	$9,601
Loans on nonaccrual status in the held for sale portfolio	8,161	7,293
Total nonperforming loans	$19,142	$16,894

Included in nonaccrual loans were impaired loans, as defined under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” totaling $5,869,000 and $3,517,000 at June 30, 2006 and December 31, 2005, respectively, all of which have a specific valuation allocated to the loan. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans was $1,396,000 and $1,401,000 at June 30, 2006 and December 31, 2005, respectively. There was no interest recognized in the periods on loans while they were considered impaired.

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

8. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

	Six Months Ended	Quarter Ended
	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Mortgage servicing rights
Balance at beginning of period	$22,934	$24,481
Purchases	98	-
Originations	91	86
Amortization	(3,066)	(1,633)
Balance before valuation allowance at end of period	20,057	22,934

Valuation allowance for impairment of mortgage servicing rights
Balance at beginning of period	(2,226)	(2,576)
Recovery	276	350
Balance at end of period	(1,950)	(2,226)
Mortgage servicing rights, net	$18,107	$20,708

The Company’s servicing portfolio (excluding subserviced loans), is comprised of the following:

	June 30, 2006		December 31, 2005
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	Outstanding	of Loans	Outstanding
	(Dollars in thousands)
Freddie Mac	3,265	$112,875	3,673	$130,386
Fannie Mae	9,296	474,751	10,400	542,782
Ginnie Mae	7,996	452,381	8,913	514,900
VA, FHA, conventional and other loans	5,630	444,028	6,491	529,930
	26,187	$1,484,035	29,477	$1,717,998

The Company’s custodial escrow balances shown in the accompanying consolidated balance sheets at June 30, 2006 and December 31, 2005 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at Matrix Bank in noninterest-bearing accounts. The balance of custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

9. Deposits

Deposit account balances are summarized as follows:

	June 30, 2006			December 31, 2005
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
	(Dollars in thousands)
Passbook accounts	$160	0.01%	1.28%	$405	0.04%	1.26%
NOW accounts	496,890	37.96	0.56	495,260	44.06	0.49
Money market accounts	750,765	57.35	2.70	581,704	51.75	1.69
	1,247,815	95.32	1.79	1,077,369	95.85	1.18
Certificate accounts	61,238	4.68	4.05	46,675	4.15	3.66
Deposits	$1,309,053	100.00%	1.89%	$1,124,044	100.00%	1.27%

Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

Approximately $303,023,000 and $288,622,000 of fiduciary assets under administration by Sterling Trust are included in NOW, demand and money market accounts as of June 30, 2006 and December 31, 2005, respectively. Approximately $159,996,000 and $173,222,000 of MG Colorado Holding, Inc.’s (“MGCH”) customer assets under administration are included in NOW and money market accounts as of June 30, 2006 and December 31, 2005, respectively. The Company owns an approximate 7% interest in MGCH. Approximately $26,663,000 and $26,024,000 of deposits of the majority owner of MAM, LLC are included in NOW and money market accounts as of June 30, 2006 and December 31, 2005 respectively. The Company owns an approximate 25% interest in MAM, LLC. Approximately $51,365,000 of deposits of Legent Clearing, LLC, a company in which the Company’s Chairman of the Board holds a minority interest, is included in NOW and money market accounts as of June 30, 2006. Approximately $642,631,000 and $570,512,000 of deposits represent funds from seven and six significant institutional relationships maintained by Matrix Bank as of June 30, 2006 and December 31, 2005, respectively. Included in certificate accounts are $55,928,000 and $42,504,000 of brokered deposits as of June 30, 2006 and December 31, 2005, respectively.

10. FHLBank Borrowings

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

The balances of FHLB borrowings are as follows:
	June 30, 2006	December 31, 2005
	(Dollars in thousands)

FHLBank of Topeka borrowings	$540,000	$508,000
FHLBank of Dallas borrowings	46,980	107,028
FHLBank borrowings	$586,980	$615,028

Available unused borrowings from FHLBank of Topeka totaled $297,361,000 at June 30, 2006.

11. Borrowed Money

Borrowed money is summarized as follows:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Borrowed Money
$5,000,000 one year revolving line converting to an amortizing term note payable to a third party financial institution, with annual equal principal payments beginning June 30, 2008 through June 30, 2011, collateralized by the common stock of Matrix Bank; interest at 30 day LIBOR plus 1.50% (6.85% at June 30, 2006)	$-	$-
$12,000,000 revolving line of credit to a third party financial institution, through June 30, 2007, renewable annually, collateralized by the common stock of Matrix Bank; interest at 30 day LIBOR plus 1.50%; (6.85% at June 30, 2006), $12,000,000 available at June 30, 2006	-	-
$8,215,000 note payable to a third party financial institution collateralized by the common stock of Matrix Bank; paid in full on June 30, 2006	-	3,217
$10,000,000 subordinated debt securities, interest payments due quarterly at three-month LIBOR plus 2.75% (8.26% at June 30, 2006), maturing February 13, 2014	10,000	10,000
School financing agreements, maturing September 1, 2008, collateralized by school obligations; interest rate variable based on the BMA mini-swap index.	-	16,364
Total	$10,000	$29,581

 Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

On June 30, 2006, the Company entered into a credit facility agreement with an unaffiliated financial institution. The credit facility has two components, a $5.0 million one year revolving line of credit which converts to an amortizing term loan, on which no amounts have been drawn upon to date, and a revolving line of credit of $12.0 million. The facility is collateralized by all of the outstanding stock of Matrix Bank. The Company must comply with certain financial and other covenants related to the debt as defined in the credit agreement. These covenants include requirements for the Company not to exceed specified levels of classified assets to total assets, and for Matrix Bank to maintain its “well-capitalized” status.

School financing agreements outstanding at December 31, 2005 were included in the sale of ABS School Services discussed in Note 3 above. The Company has no further outstanding obligation on such agreements.

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

Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts are summarized as follows:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts
Junior subordinated debentures owed to Matrix Bancorp Capital Trust I, 10% junior subordinated debentures payable quarterly, unsecured and maturing September 30, 2029	$5,156	$5,156
Junior subordinated debentures owed to Matrix Bancorp Capital Trust II, 10.18% junior subordinated debentures payable semi-annually, unsecured and maturing June 8, 2031	12,400	12,400
Junior subordinated debentures owed to Matrix Bancorp Capital Trust III, 10.25% junior subordinated debentures payable semi-annually, unsecured and maturing July 25, 2031	15,464	15,464
Junior subordinated debentures owed to Matrix Bancorp Capital Trust IV, six-month LIBOR plus 3.75% (8.87% at June 30, 2006) junior subordinated debentures payable semi-annually, unsecured and maturing December 8, 2031	5,155	5,155
Junior subordinated debentures owed to Matrix Bancorp Capital Trust V, six-month LIBOR plus 3.625% (8.74% at June 30, 2006) junior subordinated debentures payable semi-annually, unsecured and maturing January 25, 2032	5,155	5,155
Junior subordinated debentures owed to Matrix Bancorp Capital Trust VI, interest fixed at 6.425% through October 2009, then three-month LIBOR plus 2.50%, junior subordinated debentures payable semi-annually, unsecured and maturing October 18, 2034	10,310	10,310
Junior subordinated debentures owed to Matrix Bancorp Capital Trust VIII, interest fixed at 5.86% through July 2010, then three-month LIBOR plus 1.69%, junior subordinated debentures payable semi-annually, unsecured and maturing July 7, 2035	7,732	7,732
Total	$61,372	$61,372

 Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

The junior subordinated debentures owed to unconsolidated subsidiary trusts are more fully described in Note 14 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2005.

13. Segment Information

The Company has four reportable segments under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”: a traditional banking subsidiary, a mortgage banking subsidiary, two brokerage and consulting subsidiaries and a trust services subsidiary. The remaining subsidiaries are included in the “all other” category and consist primarily of the Company’s real estate disposition services and the parent company operations. The information presented in this table is from continuing operations, which excludes the financial results of the brokerage services of Matrix Bancorp Trading for all periods presented due to the sale of the assets of Matrix Bancorp Trading as of March 31, 2006, as discussed in Note 2 above. The results also exclude the financial results of the school services subsidiary, ABS School Services, LLC, for all periods presented due to the sale of ABS School Services which closed May 5, 2006, as discussed in Note 3 above. The Company’s segments are more fully described in Note 24 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2005.

	Traditional Banking	Mortgage Banking	Servicing Brokerage and Consulting	Trust Services	All Others	Total
	(Dollars in thousands)
Quarter ended June 30, 2006:
Revenues from external customers:
Interest income	$27,915	$340	$11	$-	$154	$28,420
Noninterest income	616	2,015	14	1,656	1,072	5,373
Intersegment revenues	146	503	-	379	139	1,167
Segment income (loss) from
continuing operations before
income taxes	3,941	(49)	(177)	83	(3,696)	102

Six Months ended June 30, 2006:
Revenues from external customers:
Interest income	$54,054	$660	$25	$-	$333	$55,072
Noninterest income	2,651	5,483	366	3,364	2,787	14,651
Intersegment revenues	337	935	211	767	275	2,525
Segment income (loss) from
continuing operations before
income taxes	11,089	545	(108)	156	(5,987)	5,695

Quarter ended June 30, 2005:
Revenues from external customers:
Interest income	$20,444	$278	$8	$(3)	$339	$21,066
Noninterest income	1,881	2,324	303	1,531	939	6,978
Intersegment revenues	374	249	6	369	20	1,018
Segment income (loss) from
continuing operations before
income taxes	6,357	(1,987)	(102)	150	(2,121)	2,297

Six Months ended June 30, 2005:
Revenues from external customers:
Interest income	$39,691	$695	$23	$(4)	$571	$40,976
Noninterest income	4,084	5,647	623	3,223	2,072	15,649
Intersegment revenues	857	532	409	723	170	2,691
Segment income (loss) from
continuing operations before
income taxes	13,043	(2,498)	57	394	(4,842)	6,154

 Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

14. Contingencies - Legal

The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. The Company accrues liabilities when it is probable future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company’s estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will generally only accrue a loss for a pending litigation matter if, for example, the parties to the matter have entered into definitive settlement agreements or a final judgment adverse to the Company has been entered. Based on evaluation of the Company’s litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters noted, against which no accrual for loss has been made at June 30, 2006 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

The legal contingencies of the Company are more fully described in Note 19 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2005. During the six months ended June 30, 2006, there were no material changes to the information previously reported, except as discussed below.

Sterling Trust, Matrix Bancorp, Matrix Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. were named as defendants in an action filed in December 2001 styled Heraclio A. Munoz, et al. v. Sterling Trust Company, et. al. that was pending in Superior Court of the State of California. The complaint sought class action status, requested unspecified damages and alleged negligent misrepresentation, breach of fiduciary duty and breach of written contract on the part of Sterling Trust. In the fourth quarter of 2005, Sterling Trust was granted summary judgment as to all claims against it by the plaintiffs. In April of 2006, Sterling Trust received the order granting summary judgment which dismissed Sterling Trust, Matrix Bancorp, Matrix Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. from the action. There can be no assurances that such decision in favor of Sterling Trust will not be appealed by the plaintiffs or, if so appealed, that the decision in favor of Sterling Trust will not be overturned. In the event such decision in favor of Sterling Trust was overturned by the appellate courts, the Company continues to believe it has meritorious defenses and will continue to defend the matter vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

 Matrix Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
June 30, 2006
(Unaudited)

Matrix Financial was named in March 2004 as a defendant in a putative class action lawsuit styled Monica Thigpen v. Matrix Financial Services Corporation filed in the United States Bankruptcy Court for the Southern District of Alabama. The plaintiff claims that Matrix Financial filed an improper and false affidavit in connection with plaintiff’s Chapter 13 bankruptcy proceeding because the signature page of the affidavit was executed separate and apart from the other pages, and has asked the Court to award the plaintiff actual damages, punitive damages, injunctive relief, attorney’s fees and other relief as may be appropriate. In January 2006, the Plaintiff withdrew her Motion for Class Certification, but indicated that she would continue to pursue her claim individually. On July 20, 2006, the United States Bankruptcy judge assigned to the lawsuit signed an order approving a settlement agreement previously entered into between the parties. The judge’s order requires the plaintiff and the defendant to file a joint stipulation for dismissal with prejudice of the lawsuit. It is anticipated that the parties will file the joint stipulation for dismissal with prejudice by August 30, 2006 thereby formally dismissing the case.

See Item 3. “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2005 for further detailed discussion regarding these and other legal matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Matrix Bancorp, Inc. (occasionally referred to in this document, on a consolidated basis, as “us,” “we,” the “Company” or similar terms) is a unitary thrift holding company that, through our subsidiaries, provides diversified financial services. While the Company has historically focused on wholesale banking, direct lending, trust activities, mortgage servicing and other fee-based services, we have redirected our focus to community banking in the Colorado front range market, as discussed more fully below.

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

Private Placement and Tender Offer

On December 9, 2005, the Company completed a private offering of 5,120,000 shares of common stock, $0.0001 par value per share. The shares of our common stock were sold at a per share price of $19.00, except shares sold to an affiliate of our placement agent, which purchased shares at the offering price less the placement agent fee, or $17.67 per share. In the private offering, we raised an aggregate of $97.0 million, less a placement agent fee and certain other costs of the offering charged against the proceeds which totaled $10.0 million. The net funds raised in the private placement were used to conduct an issuer tender offer to purchase shares of our common stock at $19.00 per share. On January 23, 2006, the Company completed the tender offer, where 4,184,277 common shares were tendered at the offering price of $19.00, or $79.5 million. Subsequent to the completion of the issuer tender offer, we had 7,556,573 shares of common stock outstanding. The purpose of the issuer tender offer was to reduce the insider ownership and ultimately increase the market float of our common stock. The completion of the tender offer in January 2006 reduced our paid-in capital by $79.5 million, as show in the consolidated statement of shareholders’ equity and the consolidated statement of cash flows for the six month period ended June 30, 2006.

Concurrently with the completion of the private offering, our former Co-Chief Executive Officers resigned from the Company, and our new executive management team was appointed by our Board of Directors, including Guy A. Gibson as our Chairman, Scot T. Wetzel as our President and Chief Executive Officer, William D. Snider as our Vice Chairman of Matrix Capital Bank and, effective April 25, 2006, Chief Financial Officer of the Company, and Michael J. McCloskey as our Chief Operating Officer. The executive management team has significant community banking expertise and extensive knowledge of, and relationships in, the Colorado Front Range market. Under the direction of this executive management team, the Company has implemented our new business strategy, including developing a branch network within such market and building a balance sheet of traditional loan and deposit products. As part of the transition, our former Chief Financial Officer, David W. Kloos, and our former General Counsel, T. Allen McConnell, entered into six-month employment agreements which expired June 30, 2006, and at which time they resigned from the Company. Included in compensation expense for the quarter and six months ended June 30, 2006 is approximately $140 thousand and $290 thousand, respectively, in payment of the agreed upon retention payments to Messrs. Kloos and McConnell under the employment agreements.

New Business Strategy and Name Change

Under the direction of our new executive management team, we are utilizing our existing infrastructure and reporting and accounting systems, as well as the income and equity generated from our wholesale banking operations, to fund the expansion into community branch banking. We will serve the needs of small to medium sized businesses and individuals in the Colorado Front Range market. Our objective is to increase shareholder and franchise value by expanding our community banking and lending activities. To do so, we have recruited a team of experienced community bankers who are knowledgeable and well-known in the Colorado Front Range market. We are in the process of developing a branch network within such market, consisting of traditional originated loan and deposit products, and we are in the process of transitioning our balance sheet to community bank assets. Management will re-brand the Company under the name “United Western Bancorp, Inc.”, which name change was approved at the June 15, 2006 annual meeting of shareholders. Matrix Bank will change its name to “United Western Bank.” The Company and its subsidiaries will begin using our new name during the third quarter of 2006. The remaining short term shareholder value enhancement strategies include (1) monetization of $15.0 million of New Market Tax Credits awarded to us in 2004, on which we earned a fee of $1.6 million in July 2006, (2) the pursuit of the best deal for the potential sale of our office building in downtown Denver, where our headquarters are located, and (3) continued monitoring of the performance of the company formed from the sale of our former subsidiary, Matrix Asset Management Corporation, an entity we divested in 2004, in which our 25% ongoing interest in the company is subject to a put option held by us. If the company’s business continues to improve, we could realize additional monetary value for shareholders when we execute the put. Our put agreement has a predetermined floor of $2.5 million, pre-tax, and it continues to be our intent to execute the put in 2006. No assurance can be made that any of these shorter-term initiatives will occur or that they will occur within the timeframes contemplated by our management team. During the first half of 2006, we divested of our non-core subsidiaries, including completion of the sale of the assets of Matrix Bancorp Trading and MTXC Realty during the quarter ended March 31, 2006 as discussed below, and the sale of ABS School Services, LLC on May 5, 2006, also discussed below.

Sale of Assets of Matrix Bancorp Trading, Inc.
On April 3, 2006, the Company announced the final closing and substantial completion of the sale of certain assets and operations of one of its two brokerage subsidiaries, Matrix Bancorp Trading, Inc., pursuant to the Asset Purchase Agreement dated March 31, 2006, (“Purchase Agreement”) to a newly formed third party limited liability company. After the sale, the Company’s continuing brokerage operations will consist only of those brokerage activities conducted through First Matrix Investment Services Corporation. The financial results of the operations of Matrix Bancorp Trading are reflected in the accompanying consolidated financial statements as discontinued operations beginning January 1, 2005.

The Company recorded a gain on the sale of approximately $3.9 million for the quarter ended March 31, 2006, which is included in income from discontinued operations for the six months ended June 30, 2006. Under the terms of the Purchase Agreement, the Company received a total of $4.0 million, of which $1.2 was received in cash, and $2.8 was received in the form of a promissory note, guaranteed by the ultimate parent of the limited liability company. The promissory note is for a term of two years, and bears interest at the current prime rate. In addition, the Company financed approximately $420 thousand of accounts and other receivables sold to the limited liability company for a period of up to 90 days, evidenced by a second promissory note also guaranteed by the ultimate parent of the limited liability company. This second promissory note was paid in full July 20, 2006.

Pursuant to the terms of the Purchase Agreement, for a period of twelve months, the Company has agreed not to compete or have any ownership interest in any business in the State of Colorado which is similar to the new limited liability company’s business.

Sale of ABS School Services, LLC

On May 5, 2006, the Company sold its school services subsidiary, ABS School Services, LLC (“ABS”), to SKS Ventures, LLC, a Colorado limited liability company owned by former executive officers of the Company, Richard V. Schmitz, D. Mark Spencer and David W. Kloos (“SKS”). SKS acquired 100% of the outstanding limited liability company interests of ABS for a purchase price of $7.4 million. Concurrently, Matrix Bank committed to a $4.0 million loan to SKS and its principals, pursuant to which the membership interests of ABS and the membership interests of SKS were pledged. No amounts have been drawn on this facility. Prior to the sale, ABS distributed its outstanding interest in Charter Facilities Funding, LLC and New Century Academy Property Management Group, LLC to Equi-Mor Holdings, Inc., (“Equi-Mor”), a wholly owned subsidiary of the Company. ABS also distributed certain other assets to Equi-Mor or the Company, as well as outstanding deferred and current income tax balances related to ABS. Based on the purchase price, a $1.0 million pre-tax charge was recorded in the first quarter 2006, included in discontinued operations for the six months ended June 30, 2006, to reflect the net realized value of the ABS interests upon the sale. The financial results of the operations of ABS are reflected in the accompanying consolidated financial statements as discontinued operations beginning January 1, 2005.

The agreement contains a provision that if SKS sells ABS within one year of the agreement then 50% of any gain on sale is payable to the Company, after adjustment for certain post closing events. In connection with the transaction, the Company’s recourse obligation which existed at March 31, 2006 in the amount of $5.4 million transferred to SKS. Pursuant to the sales agreement, Equi-Mor and the Company guarantee the repayment of the loans sold to SKS for a five year period, up to an aggregate of $1.65 million, creating a new recourse obligation for the Company. Included in other operating expenses for the quarter and the six months ended June 30, 2006 is a charge of $950 thousand for the estimated liability related to this recourse obligation.

Critical Accounting Policies

The Company and its subsidiaries have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of the Company’s consolidated financial statements. The significant accounting policies of the Company are described in “Item 7. Critical Accounting Policies” and Note 2 of the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2005, as well as Note 1 to the Company’s consolidated financial statements for the quarter and six months ended June 30, 2006 contained herein, and along with the disclosures presented in other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgment and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

Comparison of Results of Operations for the Quarters Ended June 30, 2006 and 2005

Income from Continuing Operations. For the quarter ended June 30, 2006, we earned $200 thousand from continuing operations or $0.03 per diluted share, as compared to $1.6 million, or $0.24 per diluted share, for the quarter ended June 30, 2005. The decrease in the income is from a variety of factors, including the impact from a $950 thousand recourse charge taken in connection with the ale of ABS, as discussed above, and the redirection of our Company to a primarily community bank franchise which includes certain additional costs associated with the successful completion of hiring of 5 branch presidents, other lending professionals and staff members for our branches, as well as increases in the levels of subaccounting fees associated with increased balances of deposit accounts on which those fees are paid, and reduced non-interest income associated with the redirection and the reduction in activity from certain non-core subsidiaries.

Net Interest Income. Net interest income is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. The following table presents an analysis of net interest income by each major category of average interest-earning assets and interest-bearing liabilities for the quarters ended June 30, 2006 and 2005, and the resultant yields or costs. Average interest rate information for the quarters ended June 30, 2006 and 2005 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.
	Quarter Ended June 30,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Single-family loans receivable	$739,475	$8,707	4.71%	$1,090,806	$11,021	4.04%
Other loans receivable	301,310	5,881	7.81	257,205	5,184	8.06
Purchased SBA loans and securities	304,046	4,948	6.51	169,695	2,237	5.27
Mortgage-backed securities	633,063	8,059	5.09	220,008	2,219	4.03
Interest-earning deposits	20,606	248	4.81	4,248	20	1.88
FHLBank stock	40,958	577	5.64	33,559	385	4.59
Total interest-earning assets	2,039,458	28,420	5.57%	1,775,521	21,066	4.75%

Noninterest-earning assets:
Cash	15,875			44,970
Allowance for credit losses	(9,350)			(9,602)
Premises and equipment	17,364			18,314
Other assets	98,928			123,711
Total noninterest-earning assets	122,817			177,393
Total assets	$2,162,275			$1,952,914

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$179	$1	2.23%	$490	2	1.63%
Money market and NOW accounts	1,040,238	4,978	1.91	832,340	2,873	1.38
Certificates of deposit	81,244	887	4.37	122,672	1,065	3.47
FHLBank borrowings	627,340	7,469	4.76	545,609	4,638	3.40
Borrowed money and junior subordinated debentures	73,887	1,636	8.86	77,563	1,620	8.35
Total interest-bearing liabilities	1,822,888	14,971	3.29%	1,578,674	10,198	2.58%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	212,945			251,083
Other liabilities	19,674			27,519
Total noninterest-bearing liabilities	232,619			278,602
Shareholders’ equity	106,768			95,638
Total liabilities and shareholders’ equity	$2,162,275			$1,952,914
Net interest income before provision for credit losses		$13,449			$10,868
Interest rate spread			2.28%			2.17%
Net interest margin			2.64%			2.45%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.84%			112.47%

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

	Quarter Ended June 30,
	2006 vs. 2005
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Single-family loans receivable	$(3,938)	$1,624	$(2,314)
Other loans receivable	1,138	(441)	697
Purchased SBA loans and securities	2,091	620	2,711
Mortgage-backed securities	5,126	714	5,840
Interest-earning deposits	163	65	228
FHLBank stock	94	98	192
Total interest-earning assets	4,674	2,680	7,354

Interest-bearing liabilities:
Passbook accounts	(2)	1	(1)
Money market and NOW accounts	831	1,274	2,105
Certificates of deposit	(413)	235	(178)
FHLBank borrowings	772	2,059	2,831
Borrowed money	(79)	95	16
Total interest-bearing liabilities	1,109	3,664	4,773
Change in net interest income before provision for credit losses	$3,565	$(984)	$2,581

Net interest income before provision for credit losses increased $2.6 million, or 23.7%, to $13.4 million for the quarter ended June 30, 2006 as compared to $10.9 million for the quarter ended June 30, 2005. Our net interest margin increased 19 basis points to 2.64% for the quarter ended June 30, 2006 from 2.45% for the quarter ended June 30, 2005. The increase in net interest income before provision for credit losses was principally attributable to an overall increase in the Company’s average balance of interest-earning assets to $2.04 billion for the quarter ended June 30, 2006 as compared to $1.78 billion for the quarter ended June 30, 2005, as well as the shift in the composition of the interest-earning assets. Associated with the redirection to a community bank franchise, the Company has increased levels of higher yield commercial real estate, commercial, construction and SBA loans, and levels of lower yield single-family residential loans have declined. In addition, the Company has increased the investment in primarily mortgage backed securities on which the yield is also above that of single-family loans . The Company increased the yield on interest-earning assets 82 basis points to 5.57% for the quarter ended June 30, 2006 as compared to 4.75% for the quarter ended June 30, 2005. The effect of the increase in the net interest-earning assets was partially offset by an increase in our average interest-bearing liabilities to $1.82 billion for the quarter ended June 30, 2006 as compared to $1.58 billion at June 30, 2005, and on which we had a 71 basis point increase in the cost of our interest-bearing liabilities to 3.29% for the quarter ended June 30, 2006 as compared to 2.58% for the quarter ended June 30, 2005. The increases in the cost were in response to the changes in the overall interest rate environment and in the mix of liabilities held, including the percentage of fixed rate debt to variable rate debt.

Historically, we have focused on the acquisition of adjustable rate loans, primarily single-family residential loans, at a modest premium, and investment securities which tended to have lower initial interest rates, but were generally variable rate over a one month to five year period. In 2005, and continuing through the second quarter of 2006, the Company has been utilizing the cash flow from singe-family loans and mortgage backed securities to fund the purchase of mortgage backed securities, at a net price closer to par value. The strategy of acquiring interest earning assets at prices closer to par reduces the negative earnings impact of expensing premiums at the time of higher repayment activity. These acquisitions have been financed with short term deposits and FHLBank borrowings. As interest rates have increased over the past year, the cost of certain variable rate borrowings have adjusted faster than our variable rate loans and securities. Over a six-month period, our balance sheet is slightly liability sensitive; however, beyond six months, our assets will re-price, and overall the Company continues to be modestly asset sensitive. For the Company, this means that as interest rates stabilize, the Company would expect its net interest margin to expand. Further, as we implement our community banking strategy, including the origination of prime rate based loans, we expect this will favorably impact our net interest income.

Provision for Credit Losses. The provision for credit losses increased $770 thousand to $1.1 million for the quarter ended June 30, 2006 as compared to $300 thousand for the quarter ended June 30, 2005. The increase in the provision is attributable to the significant increases in balances of commercial loans, due to new production from our community banking lenders, as well as certain additional provisions related to specific assets that have demonstrated weakening conditions. For a discussion of the Company’s allowance for loan losses methodology see “Critical Accounting Estimates - Allowance for Loan Losses”, and as it relates to nonperforming assets, see “Asset Quality—Nonperforming Assets.”

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $530 thousand, or 21.3%, to $2.0 million for the quarter ended June 30, 2006 as compared to $2.5 million for the quarter ended June 30, 2005. This decrease is consistent with the decline in our servicing portfolio. Our mortgage loan servicing portfolio decreased to an average balance of $1.54 billion for the quarter ended June 30, 2006 as compared to an average balance of $2.08 billion for the quarter ended June 30, 2005. Our average service fee rate (including all ancillary income) of 0.47% for the second quarter of 2006 was comparable to 0.45% rate for the second quarter of 2005. The Company anticipates loan administration fees to continue to decrease as its servicing portfolio decreases through normal amortization and prepayments.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining primarily to SBA trading fees at First Matrix Investment Services. Brokerage fees decreased by $290 thousand to $10 thousand for the quarter ended June 30, 2006 as compared to $300 thousand for the quarter ended June 30, 2005. The decrease was primarily the result of the decision to suspend the trading activities of First Matrix for the quarter in the acquisition, pooling and sales of SBA securities. Management has concluded that prospectively, we will engage in some level of these trading, pooling and sales activities and as such, we expect an increase in brokerage fees from current levels.

Trust Services. Trust service fees decreased $130 thousand, or 7.3%, to $1.7 million for the quarter ended June 30, 2006 as compared to $1.8 million for the quarter ended June 30, 2005. The decrease is due to the sale of substantially all of the assets of Matrix Bank’s trust department in connection with the 2004 sale of our interest in Matrix Settlement & Clearance Services, LLC, which sale closed April 30, 2005. The remaining trust operations consist entirely of the trust operations at Sterling Trust. The trust services revenue generated by Sterling Trust has increased to $1.7 million for the quarter ended June 30, 2006 as compared to $1.5 million for the quarter ended June 30, 2005. Total trust accounts under administration increased approximately 6.2% to 46,824 accounts at June 30, 2006 as compared to 44,110 at June 30, 2005, and total fiduciary assets under administration increased to $3.42 billion at June 30, 2006 from $3.09 billion at June 30, 2005. The increase is due to the successful marketing and growth efforts of Sterling Trust.

Real Estate Disposition Services. Real estate disposition services for the quarter ended June 30, 2006 decreased 100% to $0 for the quarter ended June 30, 2006, as compared to $420 thousand for the quarter ended June 30, 2005. The revenue for the quarter ended June 30, 2005 reflected broker commissions earned by MTXC Realty, a subsidiary whose operations were sold effective March 31, 2006 consistent with the Company’s focus on community banking and the determination that this operation was not consistent with the goals of the community banking platform. Prospectively, the Company expects no real estate disposition services revenues.

Gain on Sale of Loans and Securities. Gain on sale of loans and securities decreased $400 thousand to $140 thousand for the quarter ended June 30, 2006 as compared to $540 thousand for the quarter ended June 30, 2005. Gains on sale of loans and securities include gains on the sale of repurchased FHA and VA loans which represent delinquent loans purchased out of loan pools on which Matrix Financial acts as servicer, and then re-sold into the secondary market, as well as gains on the sale of originated SBA and multi-family loans primarily from the portfolio at Matrix Bank. Gains on sale of loans and securities can fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, and as market conditions dictate, the particular loan portfolios we elect to sell.

Gain on Sale of Assets. The gain on sale of assets was $0 for the quarter ended June 30, 2006 as compared to $300 thousand for the quarter ended June 30, 2005. The gain for the second quarter of 2005 represents the gain on the sale of the trust assets of Matrix Bank. No such transactions were present in the second quarter of 2006. Gains on the sale of assets fluctuate significantly from quarter to quarter and year to year based on the particular assets we elect to sell.

Litigation Settlements. Litigation settlements represent amounts received from third parties unrelated to the original obligor related to loan losses previously recorded at Matrix Bank and Matrix Financial. No such transactions were present in the second quarter of 2005. Litigation settlements fluctuate significantly from quarter to quarter and year to year based on the nature of the account and timing of settlement of items litigated by the Company.

Other Income. Other income, which includes equity in earnings of unconsolidated subsidiaries, income earned on bank owned life insurance, rental income, fee income related to management services provided under the new market tax credits program and other miscellaneous items, increased $170 thousand, or 15.6%, to $1.3 million for the quarter ended June 30, 2006 as compared to $1.1 million for the quarter ended June 30, 2005. The increase is primarily due to the second quarter of 2005 including a negative income charge of approximately $340 thousand representing deferred issuance fees charged off in connection with the July 2005 call of certain amounts of trust preferred securities. Remaining fluctuations are based on the nature of the accounts reflected in other income.

Noninterest Expense. Noninterest expense increased $2.4 million, or 15.8%, to $17.6 million for the quarter ended June 30, 2006 as compared to $15.2 million for the quarter ended June 30, 2005. This increase was predominantly due to increases in the levels of subaccounting fees at Matrix Bank, as well as increases in compensation and benefits due primarily to growth in our community banking platform, increase in the recourse reserve recorded due to the sale of ABS School Services, offset by decreases in the level of amortization of mortgage servicing rights asset.

The following table details the major components of noninterest expense for the periods indicated:

	Quarter Ended
	June 30,
	2006		2005
	(Dollars in thousands)

Compensation and employee benefits		$5,210	$4,527
Amortization of mortgage servicing rights		1,549	2,352
Impairment on mortgage servicing rights		-	230
Occupancy and equipment		1,161	999
Postage and communication		263	304
Professional fees		592	553
Mortgage servicing rights subservicing fees		639	771
Data processing		217	208
Subaccounting fees		5,130	3,199
Other general and administrative		2,888	2,104
Total	$	$ 17,649	$15,247

Compensation and employee benefits expense increased $680 thousand, or 15.1%, to $5.2 million for the quarter ended June 30, 2006 as compared to $4.5 million for the quarter ended June 30, 2005. This increase is due to costs for employees, including five branch presidents, their teams and a new chief credit executive added at Matrix Bank during the first quarter of 2006 to implement the community banking strategy outlined in Item 1. “Business - New Business Strategy and Name Change” in the Company’s Form 10-K for the year ended December 31, 2005, as well as costs included due to the adoption of SFAS 123(R) for share based compensation costs, and finally due to inclusion of costs for retention payments due to certain officers associated with the private placement and tender offer transaction. This cost increase was despite a decrease in the overall number of employees by 60 employees to 265 employees at June 30, 2006 as compared to 325 employees at June 30, 2005. The decrease in employees was principally due to employees who worked for Matrix Bancorp Trading, MTXC Realty and ABS School Services who left the Company with the sales of these subsidiaries and their operations discussed above.

Amortization of mortgage servicing rights decreased $800 thousand, or 34.2%, to $1.5 million for the quarter ended June 30, 2006 as compared to $2.4 million for the quarter ended June 30, 2005. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loans within the portfolio. The average balance in our mortgage servicing rights portfolio decreased to $1.54 billion at June 30, 2006 as compared to $2.08 billion at June 30, 2005. Prepayment speeds on our servicing portfolio decreased due to the interest rate environment to an average of 20.9% for the quarter ended June 30, 2006 as compared to 24.1% for the quarter ended June 30, 2005.

There was no additional charge or recovery in the impairment on mortgage servicing rights for the quarter ended June 30, 2006 as compared to an impairment charge of $230 thousand for the quarter ended June 30, 2005. The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor, among other things, to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows. Based on this evaluation, there was no charge or recovery of the impairment recorded during the quarter ended June 30, 2006. It is not possible to estimate if future impairments or recoveries of those impairments will occur, and further changes in market interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future periods.

Subaccounting fees, which represent fees paid to third parties to service depository accounts on our behalf, are incurred at Matrix Bank for custodial and institutional deposits. The $1.9 million increase in the fees paid in the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005 was due to a combination of a 200 basis point increase in the interest rates to which the subaccounting fees are related, as well as an increase in the average balance of deposits for which subaccounting fees are incurred. Average deposits subject to subaccounting fees increased $148.0 million for the quarter ended June 30, 2006 to $1.01 billion from $863.9 million for the quarter ended June 30, 2005.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, mortgage servicing rights subservicing fees, data processing costs and other general and administrative expenses, increased approximately $820 thousand, or 16.6%, to $5.8 million for the quarter ended June 30, 2006 as compared to $4.9 million for the quarter ended June 30, 2005. The increase is primarily due to a $950 thousand charge recorded to establish a liability for obligations retained on loans sold in the sale of ABS School Services, discussed in Note 3 above. The increase is offset in part due to the impact of a recovery of a previously recorded impairment on our held for sale loan portfolio in the amount of approximately $290 thousand included as a reduction of other general and administrative expense. The recovery primarily resulted from the payoff of loans during the quarter that were previously impaired.

Income Taxes. Income taxes reflect a benefit of $100 thousand for the quarter ended June 30, 2006 as compared to a provision of $700 thousand for the quarter ended June 30, 2005. Our effective tax benefit is 100% for the quarter ended June 30, 2006, compared to an effective tax rate of 30.6% for the quarter ended June 30, 2005. The effective tax rates were affected by the level of tax-exempt income at Matrix Bank in proportion to the level of net income from continuing operations, as well as utilization of tax credits generated by a subsidiary of Matrix Bank. The net tax exempt income was approximately $230 thousand and $240 thousand for the quarters ended June 30, 2006 and 2005, respectively. Tax credits utilized were approximately $180 thousand and $95 thousand for the quarters ended June 30, 2006 and 2005, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2006 and 2005

Income from Continuing Operations. The income from continuing operations decreased $30 thousand to $4.1 million, or $0.51 per basic share and $0.50 per diluted share, for the six months ended June 30, 2006 as compared to $4.1 million, or $0.62 per basic share and $0.61 per diluted share for the six months ended June 30, 2005. Our income for the six months ended June 30, 2006 includes improved net interest income which has been positively impacted by the redirection of our Company to a primarily community bank franchise, offset by the reduction in certain non-interest income items due to the sale of operations and assets of various non-core subsidiaries during the first half of 2006, and increases in operating expenses for subaccounting fees and our investment in community bank development. Other positive contributors to earnings for the first six months of 2006 include certain non-recurring items, including litigation settlements received.

Net Interest Income. Net interest income is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. The following table presents an analysis of net interest income by each major category of average interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2006 and 2005, and the resultant yields or costs. Average interest rate information for the six months ended June 30, 2006 and 2005 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Single-family loans receivable	$785,696	$18,293	4.66%	$1,048,858	$21,383	4.08%
Other loans receivable	397,131	11,079	5.58	247,659	9,314	7.52
Purchased SBA loans and securities	311,804	9,808	6.29	199,077	5,175	5.20
Mortgage-backed securities	465,620	14,308	6.15	208,795	4,348	4.16
Interest-earning deposits	21,037	506	4.81	3,895	34	1.75
FHLBank stock	39,485	1,078	5.46	33,523	722	4.31
Total interest-earning assets	2,020,773	55,072	5.45%	1,741,807	40,976	4.70%

Noninterest-earning assets:
Cash	17,482			48,013
Allowance for credit losses	(8,771)			(9,488)
Premises and equipment	17,273			18,592
Other assets	109,866			127,231
Total noninterest-earning assets	135,850			184,348
Total assets	$2,156,623			$1,926,155

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$276	$2	1.45%	$470	3	1.28%
Money market and NOW accounts	998,036	8,606	1.72	765,483	4,767	1.25
Certificates of deposit	68,845	1,461	4.24	154,743	2,438	3.15
FHLBank borrowings	661,486	14,896	4.50	543,618	8,780	3.23
Borrowed money and junior subordinated debentures	74,074	3,190	8.61	77,699	3,172	8.16
Total interest-bearing liabilities	1,802,717	28,155	3.12%	1,542,013	19,160	2.49%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	213,214			261,694
Other liabilities	28,996			27,947
Total noninterest-bearing liabilities	242,210			289,641
Shareholders’ equity	111,696			94,501
Total liabilities and shareholders’ equity	$2,156,623			$1,926,155
Net interest income before provision for credit losses		$26,917			$21,816
Interest rate spread			2.33%			2.21%
Net interest margin			2.66%			2.50%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.06%			112.96%

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

	Six Months Ended June 30,
	2006 vs. 2005
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Single-family loans receivable	$(5,862)	$2,772	$(3,090)
Other loans receivable	4,604	(2,839)	1,765
Purchased SBA loans and securities	3,380	1,253	4,633
Mortgage-backed securities	7,179	2,781	9,960
Interest-earning deposits	337	135	472
FHLBank stock	142	214	356
Total interest-earning assets	9,780	4,316	14,096

Interest-bearing liabilities:
Passbook accounts	(1)	-	(1)
Money market and NOW accounts	1,703	2,136	3,839
Certificates of deposit	(1,641)	664	(977)
FHLBank borrowings	2,175	3,941	6,116
Borrowed money	(151)	169	18
Total interest-bearing liabilities	2,085	6,910	8,995
Change in net interest income before provision for credit losses	$7,695	$(2,594)	$5,101

Net interest income before provision for credit losses increased $5.1 million, or 23.4%, to $26.9 million for the six months ended June 30, 2006 as compared to $21.8 million for the six months ended June 30, 2005. Our net interest margin increased 16 basis points to 2.66% for the six months ended June 30, 2006 from 2.50% for the six months ended June 30, 2005. The increase in net interest income before provision for credit losses was principally attributable to an overall increase in the Company’s average balance of interest-earning assets to $2.02 billion for the six months ended June 30, 2006 as compared to $1.74 billion for the six months ended June 30, 2005. In addition, the Company increased the yield on those interest-earning assets 75 basis points to 5.45% for the six months ended June 30, 2006 as compared to 4.70% for the six months ended June 30, 2005. The effect of the increase in the net interest-earning assets was partially offset by an increase in our average interest-bearing liabilities to $1.80 billion for the six months ended June 30, 2006 as compared to $1.54 billion for the six months ended June 30, 2005, and on which we had a 63 basis point increase in the cost of our interest-bearing liabilities to 3.12% for the six months ended June 30, 2006 as compared to 2.49% for the six months ended June 30, 2005. The increases in the yield and costs were in response to the changes in the overall interest rate environment and in the mix of assets and liabilities. For additional discussion see “Comparison of Results of Operations for the Quarters Ended June 30, 2006 and 2005 - Net Interest Income.”

Provision for Credit Losses. Provision for credit losses increased $970 thousand, or 91.3%, to $2.0 million for the six months ended June 30, 2006 as compared to $1.1 million for the six months ended June 30, 2005. The increase was primarily attributable to the Company’s reevaluation during the first quarter of 2006 of loan loss reserve levels associated with our commercial loan portfolio by our new credit risk management team. The new team revised our estimated loss factors applied to certain of our commercial loans to reflect their experience with inherent losses in these types of loans. The increase was also due to increases in the balances in the commercial loan portfolio due to new production from our community banking lenders and certain additional provisions related to specific assets that have demonstrated weakening conditions. See additional discussion at “Comparison of Results of Operations for the Quarters Ended June 30, 2006 and 2005 - Provision for Credit Losses.” In addition, for a discussion of the Company’s allowance for credit losses as it relates to nonperforming assets, see “Asset Quality - Nonperforming Assets.”

Loan Administration. Loan administration fees decreased $1.3 million, or 23.4%, to $4.2 million for the six months ended June 30, 2006 as compared to $5.5 million for the six months ended June 30, 2005. Loan administration fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage servicing portfolio decreased to an average balance of $1.60 billion for the six months ended June 30, 2006 as compared to an average balance of $2.15 billion for the six months ended June 30, 2005. The actual service fee rate (including all ancillary income) increased slightly to 0.49% for the six months ended June 30, 2006 as compared to 0.48% for the six months ended June 30, 2005.

Brokerage Fees. Brokerage fees decreased $440 thousand, or 43.8%, to $560 thousand for the six months ended June 30, 2006 as compared to $1.0 million for the six months ended June 30, 2005. Please see the additional discussion under “Comparison of Results of Operations for the Quarters Ended June 30, 2006 and 2005 - Brokerage Fees.”

Trust Services. Trust service fees decreased $940 thousand, or 21.9%, to $3.3 million for the six months ended June 30, 2006 as compared to $4.3 million for the six months ended June 30, 2005 primarily due to the decrease caused by the sale of substantially all of the assets of the trust department at Matrix Bank in April 2005. Please see additional discussion under “Comparison of Results of Operations for the Quarters Ended June 30, 2006 and 2005 - Trust Services.”

Real Estate Disposition Services. Real estate disposition services income decreased $670 thousand, to $170 thousand for the six months ended June 30, 2006 as compared to $840 thousand for the six months ended June 30, 2005 due to lower income generated by our sold real estate brokerage activities. Please see additional discussion under “Comparison of Results of Operations for the Quarters Ended June 30, 2006 and 2005 - Real Estate Disposition Services.”

Gain on Sale of Loans and Securities. Gain on sale of loans and securities decreased $880 thousand to $390 thousand for the six months ended June 30, 2006 as compared to $1.3 million for the six months ended June 30, 2005. Gain on the sale of loans and securities can fluctuate significantly from quarter-to-quarter and from year-to-year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan and securities portfolios we purchase and the particular loan and securities portfolios we elect to sell. Please see additional discussion under “Comparison of Results of Operations for the Quarters Ended June 30, 2006 and 2005 - Gain on Sale of Loans and Securities.”

Gain on Sale of Assets. The gain on sale of assets of $100 thousand for the six months ended June 30, 2006 represents the gain on sale of certain assets and operations of MTXC Realty Corp. The gain on sale of assets of $300 thousand for the six months ended June 30, 2005 represents the gain on sale of Matrix Bank’s trust department assets and operations as part of the sale of our interest in Matrix Settlement and Clearance Services, LLC which closed April 30, 2005. See further discussion of these items noted in Item 2. above.

Litigation Settlements. The litigation settlements of $2.5 million for the six months ended June 30, 2006 represent three settlements received on previously charged off items, one at Matrix Bank and two at Matrix Financial. We had no such settlements in the six months ended June 30, 2005.

Other Income. Other income increased $880 thousand, or 36.7%, to $3.3 million for the six months ended June 30, 2006 as compared to $2.4 million for the six months ended June 30, 2005. Please see the additional discussion under “Comparison of Results of Operations for the Quarters Ended June 30, 2006 and 2005 - Other Income.”

Noninterest Expense. Noninterest expense increased $3.5 million, or 11.9%, to $33.8 million for the six months ended June 30, 2006 as compared to $30.3 million for the six months ended June 30, 2005. This increase was primarily due to increases in the levels of subaccounting fees and compensation and benefits, offset by a decrease in the level of amortization of our mortgage servicing rights, as well as increases in the levels of impairment recovery on our mortgage servicing asset. The following table details the major components of noninterest expense for the periods indicated:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)

Compensation and employee benefits	$10,889	$9,655
Amortization of mortgage servicing rights	3,066	4,126
(Recovery of) impairment on mortgage servicing rights, net	(276)	55
Occupancy and equipment	2,121	1,982
Postage and communication	550	664
Professional fees	1,135	1,175
Mortgage servicing rights subservicing fees	1,320	1,596
Data processing	439	512
Subaccounting fees	9,768	5,851
Other general and administrative	4,833	4,635
Total	$33,845	$30,251

Compensation and employee benefits increased $1.2 million, or 12.8%, to $10.9 million for the six months ended June 30, 2006 as compared to $9.7 million for the six months ended June 30, 2005. Please see the additional discussion under “Comparison of Results of Operations for the Quarters Ended June 30, 2006 and 2005—Noninterest Expense.”

Amortization of mortgage servicing rights decreased $1.1 million, or 25.7%, to $3.1 million for the six months ended June 30, 2006 as compared to $4.1 million for the six months ended June 30, 2005. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The decrease is due to a decrease in the average balance of our mortgage servicing rights to $1.60 billion at June 30, 2006 as compared to $2.14 billion at June 30, 2005, offset slightly by a decrease in prepayment speeds on our servicing portfolio to an average of 19.9% for the six months ended June 30, 2006 as compared to 22.0% for the six months ended June 30, 2005. Please see the additional discussion under “Comparison of Results of Operations for the Quarters Ended June 30, 2006 and 2005—Noninterest Expense.”

(Recovery of) impairment of mortgage servicing rights reflects a recovery of $280 thousand for the six months ended June 30, 2006, as compared to an impairment charge of $60 thousand for the six months ended June 30, 2005. Please see additional discussion under “Comparison of Results of Operations for the Quarters Ended June 30, 2006 and 2005 - Noninterest Expense.”

Subaccounting fees, which represent fees paid to third parties to service depository accounts on our behalf, are incurred at Matrix Bank for custodial and institutional deposits. The fees increased $3.9 million or 66.9% to $9.8 million for the six months ended June 30, 2006 as compared to $5.9 million for the six months ended June 30, 2005. Please see additional discussion under “Comparison of Results of Operations for the Quarters Ended June 30, 2006 and 2005 - Noninterest Expense.”

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, mortgage rights subservicing fees, data processing costs and other general and administrative expenses, decreased $170 thousand, or 1.6%, to $10.4 million for the six months ended June 30, 2006 as compared to $10.6 million for the six months ended June 30, 2005. Please see the additional discussion under “Comparison of Results of Operations for the Quarters Ended June 30, 2006 and 2005—Noninterest Expense.”

Income Taxes. Provision for income taxes is $1.6 million for the six months ended June 30, 2006 as compared to $2.0 million for the six months ended June 30, 2005. Our effective tax rate is 28.3% for the six months ended June 30, 2006, compared to 33.2% for the six months ended June 30, 2005. The effective tax rates were affected by the level of tax-exempt income in proportion to the level of net income from continuing operations, and the utilization of tax credits generated by a subsidiary of Matrix Bank. The net tax exempt income was approximately $460 thousand and $470 thousand for the six months ended June 30, 2006 and 2005, respectively. Tax credits utilized were approximately $370 thousand and $190 thousand for the six months ended June 30, 2006 and 2005, respectively.

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

	June 30,	December 31,	June 30,
	2006	2005	2005
	(Dollars in thousands)
Nonaccrual residential mortgage loans	$8,950	$8,903	$8,512
Nonaccrual commercial real estate and commercial loans	10,192	7,744	11,131
Nonaccrual school financing	-	247	2,633
Nonaccrual consumer loans	-	-	35
Total nonperforming loans	19,142	16,894	22,311
Foreclosed real estate	3,816	4,526	4,059
Total nonperforming assets	$22,958	$21,420	$26,370

Total nonperforming loans to total loans	1.62%	1.24%	1.56%
Total nonperforming assets to total assets	1.06%	1.03%	1.34%
Ratio of allowance for credit losses to total nonperforming loans	48.15%	59.17%	49.09%

We accrue for interest on government sponsored loans such as FHA insured and VA guaranteed loans that are past due 90 or more days, as generally the majority of the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government sponsored accruing loans that were past due 90 or more days was $7.1 million, $11.0 million and $7.9 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively.

Nonaccrual residential mortgage loans as a percentage of total loans were 0.8% at June 30, 2006, 0.7% at December 31, 2005, and 0.6% at June 30, 2005. The nonaccrual residential mortgage loans increased approximately $50 thousand as compared to December 31, 2005. This increase is borrower specific and does not appear to be due to any specific market conditions that affect the remainder of the portfolio.

The nonaccrual commercial real estate and commercial loans at June 30, 2006 increased as compared to December 31, 2005. With regard to the nonaccrual commercial real estate and commercial loans, the balance of these loans in nonaccrual status increased to $10.2 million at June 30, 2006 as compared to $7.7 million at December 31, 2005. Included in the nonaccrual commercial loan balances are portions of SBA loans guaranteed as to principal in the amounts of $3.7 million, $3.6 million and $5.1 million at June 30, 2006, December 31, 2005 and June 30, 2005, respectively. The increase in nonaccrual commercial real estate and commercial loans is principally related to one multi-family loan that is impaired at June 30, 2006. Based on current information, we believe that there are sufficient reserves for the inherent losses in the portfolio. The nonaccrual status school financing loans were sold as a part of the sale of ABS School Services. The balance of these loans in nonaccrual status was $250 thousand at December 31, 2005 and $2.6 million at June 30, 2005. See further discussion of the nonaccrual commercial loans in “Item 7. - Asset and Liability Management-Nonperforming Assets” in the Company’s Form 10-K for the year ended December 31, 2005.

The following table shows information regarding the components of our allowance for credit losses as of the dates indicated:

	June 30, 2006		December 31, 2005		June 30, 2005
	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans	Amount	Percentage of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential	$3,354	59.89%	$3,589	65.76%	$3,840	77.83%
Multifamily, commercial real estate and commercial	5,600	37.62	4,427	30.70	4,944	18.04
School financing	-	0.07	1,791	1.76	1,911	1.73
Construction	253	2.40	179	1.76	242	2.37
Consumer	10	0.02	11	0.02	15	0.03
Total	$9,217	100.00%	$9,997	100.00%	$10,952	100.00%

The percentage of the allowance for loan losses to nonaccrual loans varies due to the nature of our portfolio of loans. We analyze the allowance for loan losses related to the nonaccrual loans by loan type, historical loss experience and loans measured for impairment. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for credit losses. See “—Comparison of Results of Operations for the Quarters Ended June 30, 2006 and 2005.”

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

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity. Historically, the majority of the dividend payments have been made by Matrix Bank. However, based on the liquidity position of the Company, Matrix Bank has not made a dividend payment to the Company since 2003. Absent these dividend payments, the Company is utilizing its current cash resources and may utilize the line of credit on its new bank stock loan, as discussed in Note 11 to the financial statements herein, as needed, to meet its own and the other subsidiaries financial obligations. As of June 30, 2006, the entire amount of the line of credit of $12.0 million was available. The line of credit was entered into effective June 30, 2006, and matures June 30, 2007. There can be no assurance that the revolving line will be renewed at that time or that its terms will be modified, or any new revolving line of credit facilities entered into.

Matrix Bank’s liquidity needs are expected to be met primarily through community bank branch deposits, institutional deposits and custodial escrow deposits, as well as through borrowings from the FHLBank. Contractual loan payments, contractual security repayments and net deposit inflows are a generally predictable source of funds, while loan and security prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. At June 30, 2006, Matrix Bank had overnight and term borrowings of $587.0 million from the FHLBank of Topeka and Dallas. Matrix Bank also utilizes brokered deposits as a source of liquidity. The balance of brokered deposits at June 30, 2006 was $55.9 million. The custodial escrow balances held by Matrix Bank fluctuate based upon the mix and size of the related mortgage servicing portfolios and the timing of payments for taxes and insurance, as well as the level of prepayments which occur.

As of June 30, 2006, Matrix Bank was a well capitalized institution. The following table indicates Matrix Bank’s regulatory capital ratios:

	June 30, 2006
	Core Capital	Risk-Based Capital
	(Dollars in thousands)
Shareholder’s equity/GAAP capital	$136,445	$136,445
Disallowed assets	(1,067)	(1,067)
Unrealized loss on available for sale securities	70	70
Additional capital items:
General valuation allowances	-	6,046
Low-level recourse and residual interests	-	(359)
Regulatory capital as reported to the OTS	135,448	141,135
Minimum capital requirement as reported to the OTS	85,203	75,210
Regulatory capital - excess	$50,245	$65,925
Capital ratios	6.36%	15.01%
Well capitalized requirement	5.00%	10.00%

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

During the quarter ended June 30, 2006, there were no material changes outside of the normal course of business to the quantitative and qualitative disclosures about contractual obligations, commitments, contingent liabilities and off-balance sheet arrangements previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements” in the Company’s Form 10-K for the year ended December 31, 2005 for a detailed discussion.

See Notes 9 and 10 to the Consolidated Financial Statements herein for detail on the balances of deposit liabilities and FHLBank borrowings as of June 30, 2006.

See Note 11 to the Consolidated Financial Statements herein for detail on the new debt facility with an unaffiliated third party entered into effective June 30, 2006. The previously outstanding term debt facility with another unaffiliated third party was paid off in full on June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended June 30, 2006, there were no material changes to the quantitative and qualitative disclosures about market risk previously reported in the Annual Report contained in the Company’s Form 10-K for the year ended December 31, 2005. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management - Risk Sensitive Assets and Liabilities” and Item 1. “Business Mortgage Servicing Activities - Hedging of Servicing Rights” in the Company’s Form 10-K for the year ended December 31, 2005 for a detailed discussion.

Item 4. Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(b) of the Securities Exchange Act of 1934. As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of June 30, 2006 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Sterling Trust, Matrix Bancorp, Matrix Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. were named as defendants in an action filed in December 2001 styled Heraclio A. Munoz, et al. v. Sterling Trust Company, et. al. that was pending in Superior Court of the State of California. The complaint sought class action status, requested unspecified damages and alleged negligent misrepresentation, breach of fiduciary duty and breach of written contract on the part of Sterling Trust. In the fourth quarter of 2005, Sterling Trust was granted summary judgment as to all claims against it by the plaintiffs. In April of 2006, Sterling Trust received the order granting summary judgment which dismissed Sterling Trust, Matrix Bancorp, Matrix Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. from the action. There can be no assurances that such decision in favor of Sterling Trust will not be appealed by the plaintiffs or, if so appealed, that the decision in favor of Sterling Trust will not be overturned. In the event such decision in favor of Sterling Trust was overturned by the appellate courts, the Company continues to believe it has meritorious defenses and will continue to defend the matter vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

Matrix Financial was named in March 2004 as a defendant in a putative class action lawsuit styled Monica Thigpen v. Matrix Financial Services Corporation filed in the United States Bankruptcy Court for the Southern District of Alabama. The plaintiff claims that Matrix Financial filed an improper and false affidavit in connection with plaintiff’s Chapter 13 bankruptcy proceeding because the signature page of the affidavit was executed separate and apart from the other pages, and has asked the Court to award the plaintiff actual damages, punitive damages, injunctive relief, attorney’s fees and other relief as may be appropriate. In January 2006, the Plaintiff withdrew her Motion for Class Certification, but indicated that she would continue to pursue her claim individually. On July 20, 2006, the United States Bankruptcy judge assigned to the lawsuit signed an order approving a settlement agreement previously entered into between the parties. The judge’s order requires the plaintiff and the defendant to file a joint stipulation for dismissal with prejudice of the lawsuit. It is anticipated that the parties will file the joint stipulation for dismissal with prejudice by August 30, 2006 thereby formally dismissing the case.

See Item 3. “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2005 for further detailed discussion regarding these and other legal matters.

Item 1A. Risk Factors

During the quarter and six months ended June 30, 2006, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company’s Form 10-K for the year ended December 31, 2005. See Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2005 for a detailed discussion.

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plan (1)	Maximum Number of Shares that may yet be purchased under the Plan
January 1 through January 31, 2006	4,184,277	$ 19.00	4,184,277	0
February 1 through February 28, 2006	-	-	-	0
March 1 through March 31, 2006	-	-	-	0
April 1 through April 30, 2006	-	-	-	0
May1 through May 31, 2006	-	-	-	0
June 1 through June 30, 2006	-	-	-	0
Total	4,184,277	$ 19.00	4,184,277	0

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

Item 4. Submissions of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on June 15, 2006. At the meeting, the shareholders voted to re-elect two directors of the Company, Lester Ravitz and Robert T. Slezak, for a term expiring with the Annual Meeting to be held in 2009 and to re-elect director Guy A. Gibson, for a term expiring with the Annual Meeting to be held in 2008, and to re-elect director Scot T. Wetzel, for a term expiring with the Annual Meeting to be held in 2007 (“Proposal 1”). The other director whose term continues after the Annual Meeting is James H. Bullock.

The shareholders were asked to consider and act upon a proposal to approve an amendment to the Company’s Amended and Restated Articles of Incorporation, as amended, to change the name of the Company to United Western Bancorp, Inc. (“Proposal 2”).

The shareholders were asked to consider and act upon a proposal to ratify the appointment of McGladrey & Pullen, LLP as independent auditors for the Company for the 2006 fiscal year (“Proposal 3”).

The shareholders were asked to consider and act upon a proposal to approve amendments to the Company’s 1996 Stock Purchase Plan to extend its term until December 30, 2015, and to increase the number of shares of the Company’s common stock issuable under the plan from 250,000 to 400,000 shares (“Proposal 4”).

The shareholders were asked to consider and act upon a proposal to approve amendments to the Company’s 1996 Amended and Restated Employee Stock Option Plan to extend the term until December 30, 2015, and to increase the number of shares of the Company’s common stock issuable under the plan from 950,000 to 1,200,000 shares (“Proposal 5”).

The shareholders were asked to consider and act upon a proposal to approve and adopt the Company’s 2006 Employee Stock Option Plan and to approve the grant of all 107,143 shares of the Company’s common stock authorized for issuance under the plan (“Proposal 6”).

The shareholders were asked to consider a shareholder proposal that the Board of Directors take steps as necessary to require that all directors stand for election annually.

No other matters were voted on at the Annual Meeting. A total of 5,514,472 shares were represented at the meeting, in person or by proxy.

The number of shares that were voted for and that were withheld from each of the director nominees in Proposal 1 were as follows:

Director Nominee	For	Withhold

Lester Ravitz	5,497,013	17,405
Robert T. Slezak	5,497,013	17,405
Guy A. Gibson	5,497,013	17,405
Scot T. Wetzel	5,497,013	17,405

In Proposal 2, the name change of the Company to United Western Bancorp, Inc. was approved, with 5,486,436 shares voting for, 27,700 shares voting against, 282 shares abstaining and 54 non-votes.

In Proposal 3, McGladrey & Pullen, LLP, was ratified as the independent auditors for the Company for the fiscal year 2006, with 5,497,336 shares voting for, 17,000 shares voting against, 82 shares abstaining and 54 non-votes.

In Proposal 4, the shares eligible for issuance upon exercise of stock options under the Stock Purchase Plan was increased to 400,000 shares and the term of the plan extended until December 30, 2015, with 5,104,593 shares voting for, 34,755 shares voting against, 400 shares abstaining and 374,724 non-votes.

In Proposal 5, the shares eligible for issuance upon exercise of stock options under the Amended and Restated Employee Stock Option Plan was increased to 1,200,000 shares and the term of the plan extended to December 30, 2015, with 5,087,979 shares voting for, 51,287 shares voting against, 482 shares abstaining and 374,724 non-votes.

In Proposal 6, the Company’s 2006 Employee Stock Option Plan was approved and adopted, and the grant of 107,143 shares eligible for issuance upon exercise of stock options under the plan was approved, with 5,080,679 shares voting for, 58,587 shares voting against, 482 shares abstaining and 374,724 non-votes.

The shareholder proposal failed, with 1,457,581 shares voting for, 3,581,275 shares voting against, 100,892 shares abstaining, and 374,724 shares not voted.

Item 6. Exhibits

(a) Exhibits
31.1	Certification by Scot T. Wetzel pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by William D. Snider pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification by Benjamin C. Hirsh pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATRIX BANCORP, INC.

Dated:	August 11, 2006	/s/ Scot T. Wetzel

Scot T. Wetzel President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 11, 2006	/s/ William D. Snider

William D. Snider Chief Financial Officer (Principal Financial Officer)

Dated:	August 11, 2006	/s/ Benjamin C. Hirsh

Benjamin C. Hirsh Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

*31.1	Certification by Scot T. Wetzel pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by William D. Snider pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	Certification by Benjamin C. Hirsh pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.3	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.