Form 10-Q
period 2006-09-30
UNITED WESTERN BANCORP INC
filed 2006-11-13
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 0-21231

UNITED WESTERN BANCORP, INC.
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

Number of shares of Common Stock ($0.0001 par value) outstanding at the close of business on November 9, 2006 was 7,556,573 shares.

TABLE OF CONTENTS

	PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements

	Consolidated Balance Sheets
	September 30, 2006 (unaudited) and December 31, 2005	3

	Consolidated Statements of Income
	Quarter and nine months ended September 30, 2006 and 2005 (unaudited)	4

	Consolidated Statements of Shareholders’ Equity
	Nine months ended September 30, 2006 and 2005 (unaudited)	6

	Consolidated Statements of Cash Flows
	Nine months ended September 30, 2006 and 2005 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	27

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	45

ITEM 4.	Controls and Procedures	46

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings	46

ITEM 1A.	Risk Factors	46

ITEM 1B.	Unresolved Staff Comments	46

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

ITEM 4.	Submissions of Matters to a Vote of Security Holders	47

ITEM 6.	Exhibits	47

SIGNATURES		48

Part I - Financial Information
Item 1. Financial Statements
United Western Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share information)

	September 30,	December 31,
	2006	2005
Assets	(Unaudited)

Cash and cash equivalents	$10,752	$15,877
Interest-earning deposits and federal funds sold	46,134	18,355
Total cash and cash equivalents	56,886	34,232
Investment securities - available for sale	132,008	14,462
Investment securities - held to maturity	730,663	421,010
Investment securities - trading	-	104,722
Loans held for sale, net	481,097	927,442
Loans held for investment, net	663,712	425,943
FHLBank stock, at cost	42,138	34,002
Mortgage servicing rights, net	16,560	20,708
Accrued interest receivable	11,597	9,752
Other receivables	17,993	19,387
Premises and equipment, net	6,357	17,154
Bank owned life insurance	23,114	22,454
Other assets, net	13,085	19,898
Income taxes receivable and deferred income tax asset	4,248	3,696
Foreclosed real estate, net	4,207	4,526
Total assets	$2,203,665	$2,079,388

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,264,738	$1,124,044
Custodial escrow balances	54,505	49,385
FHLBank borrowings	644,956	615,028
Borrowed money	35,000	29,581
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,372	61,372
Income tax payable	4,291	-
Other liabilities	29,149	19,250
Total liabilities	2,094,011	1,898,660

Commitments and contingencies (notes 14 and 15)

Shareholders’ equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized;
no shares outstanding	-	-
Common stock, par value $0.0001; 50,000,000 shares authorized; issued and
7,556,573 shares at September 30, 2006 and
11,740,850 shares at December 31, 2005 outstanding	1	1
Additional paid-in capital	29,287	108,395
Retained earnings	80,226	72,314
Accumulated other comprehensive income	140	18
Total shareholders’ equity	109,654	180,728
Total liabilities and shareholders’ equity	$2,203,665	$2,079,388

See accompanying notes.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share information)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest and dividend income:
Single-family loans	$8,495	$11,333	$27,055	$33,306
Other loans	9,341	5,336	26,439	15,486
Investment securities	11,013	5,073	28,843	13,170
Interest-earning deposits	915	534	2,498	1,290
Total interest and dividend income	29,764	22,276	84,835	63,252

Interest expense:
Deposits	6,337	4,163	16,405	11,372
FHLBank advances	8,269	5,482	23,165	14,261
Borrowed money and junior subordinated debentures	1,654	1,593	4,844	4,765
Total interest expense	16,260	11,238	44,414	30,398

Net interest income before provision for credit losses	13,504	11,038	40,421	32,854
Provision for credit losses	232	50	2,260	1,110
Net interest income after provision for credit losses	13,272	10,988	38,161	31,744

Noninterest income:
Loan administration	1,834	2,358	6,073	7,892
Brokerage	12	514	575	1,514
Custodial and administrative services	1,729	1,441	5,088	5,741
Real estate disposition services	-	328	168	1,172
Gain on sale of loans and securities	97	359	488	1,627
Gain on sale of assets	285	-	415	302
Litigation settlements	-	-	2,550	-
Other	3,259	1,540	6,540	3,941
Total noninterest income	7,216	6,540	21,897	22,189

Noninterest expense:
Compensation and employee benefits	5,283	4,216	16,173	13,872
Amortization of mortgage servicing rights	1,544	2,004	4,610	6,130
Recovery of impairment on mortgage servicing rights	-	(885)	(276)	(830)
Occupancy and equipment	1,047	942	3,168	2,924
Postage and communication	264	259	814	923
Professional fees	609	706	1,743	1,881
Mortgage servicing rights subservicing fees	603	755	1,923	2,351
Data processing	187	194	627	706
Subaccounting fees	5,603	3,609	15,371	9,460
Other general and administrative	2,354	2,736	7,216	7,370
Total noninterest expense	17,494	14,536	51,369	44,787

Income from continuing operations before income taxes	2,994	2,992	8,689	9,146
Income tax provision	906	763	2,520	2,807
Income from continuing operations	2,088	2,229	6,169	6,339

Discontinued operations:
Income from discontinued operations, net of income tax provision of $0, $339, $1,152 and $87, respectively	-	706	1,743	1,226

Net Income	$2,088	$2,935	$7,912	$7,565

Continued

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share information)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Income from continuing operations per share - basic	$0.28	$0.34	$0.78	$0.96
Income from continuing operations per share - assuming dilution	$0.27	$0.33	$0.77	$0.95

Income from discontinued operations per share - basic and assuming dilution	$-	$0.11	$0.22	$0.18

Net income per share - basic	$0.28	$0.44	$1.00	$1.14
Net income per share - assuming dilution	$0.27	$0.44	$0.99	$1.13

Weighted average shares - basic	7,556,573	6,620,850	7,893,767	6,620,850
Weighted average shares - assuming dilution	7,638,173	6,706,745	7,965,820	6,698,668

See accompanying notes.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Dollars in thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Nine Months Ended
September 30, 2006
Balance at December 31, 2005	11,740,850	$1	$108,395	$72,314	$18	$180,728
Shares repurchased under Tender Offer	(4,184,277)		(79,501)			(79,501)
Comprehensive income:
Net income				7,912		7,912	$7,912
Share-based compensation expense			393			393
Net unrealized holding gains, net of income tax (1)					122	122	122
Comprehensive income							$8,034
Balance at September 30, 2006	7,556,573	$1	$29,287	$80,226	$140	$109,654

Nine Months Ended
September 30, 2005
Balance at December 31, 2004	6,620,850	$1	$21,432	$70,756	$126	$92,315
Comprehensive income:
Net income				7,565		7,565	$7,565
Net unrealized holding losses, net of income tax					(120)	(120)	(120)
Comprehensive loss							$7,445
Balance at September 30, 2005	6,620,850	$1	$21,432	$78,321	$6	$99,760

(1) Disclosure of reclassification amount
Nine Months Ended September 30, 2006

Net unrealized holding gains arising during period	$122
Less: reclassification adjustment of gains included in net income	-
Net unrealized holding gains on securities	$122

See accompanying notes.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash flows of continuing operating activities
Net Income	$7,912	$7,565
Income from discontinued operations, net of income tax provision	(1,743)	(1,226)
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Share-based compensation expense	393	-
Depreciation and amortization	1,820	1,933
Provision for credit losses	2,260	1,110
Amortization of mortgage servicing rights	4,610	6,130
Recovery of impairment on mortgage servicing rights	(276)	(830)
Gain on sale of loans and securities	(488)	(1,627)
Gain on sale of other assets	(415)	(302)
Loss on sale of building and equipment	42	14
Gain on sale of foreclosed real estate	(135)	(69)
Changes in assets and liabilities:
Proceeds from the sale and repayment of trading securities	159,580	435,861
Loans originated for sale, net of loans sold	(141)	(24,695)
Loans purchased for sale	(212,429)	(943,070)
Principal payments on, and proceeds from sale of loans held for sale	296,159	477,651
Originated and purchased mortgage servicing rights	(96)	(527)
Decrease in other receivables, other assets, income taxes receivable and deferred income tax asset	6,763	5,726
Increase (decrease) in other liabilities, income taxes payable and deferred income tax liability	14,547	(7,734)
Net cash provided by (used in) continuing operations	278,363	(44,090)

Cash flows of continuing investing activities
Loans originated and purchased for investment	(173,929)	(140,341)
Principal repayments on loans held for investment	96,962	105,822
Purchase of available for sale securities	(128,338)	(2,154)
Proceeds from sale of available for sale securities	10,639	81,407
Proceeds from maturity and prepayment of available for sale securities	11,913	24,310
Purchase of held to maturity securities	(307,412)	(215,847)
Proceeds from the maturity and prepayment of held to maturity securities	87,475	34,698
Purchase of FHLBank stock, net	(7,527)	(103)
Purchases of premises and equipment	(5,660)	(1,265)
Acquisition of mortgage servicing rights	(98)	(187)
Proceeds from sale of premises and equipment	389	-
Proceeds from sale of foreclosed real estate	3,359	4,007
Proceeds from sale of United Western Financial Center	26,542	-
Proceeds from sale of mortgage servicing rights	8	83
Net cash used in continuing investing activities	(385,677)	(109,570)

Continued

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - continued
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash flows of continuing financing activities
Net increase in deposits	$140,694	$64,610
Net increase in custodial escrow balances	5,120	7,191
Increase in FHLBank borrowings, net	29,928	68,932
Borrowed money - proceeds from repurchase agreement	25,000	-
Borrowed money - repayment of notes payable with banks and revolving lines, net	(3,217)	(2,427)
Proceeds from issuance of capital securities of subsidiary trusts	-	7,500
Redemption of capital securities of subsidiary trusts	-	(8,195)
Redemption of common stock shares under tender offer	(79,501)	-
Net cash provided by continuing financing activities	118,024	137,611

Cash flows of discontinued operations
Operating cash flows, net	28,242	9,248
Investing cash flows - sale of fixed assets	66	-
Financing cash flows - (repayment of) proceeds from borrowed money	(16,364)	1,461
Net cash provided by discontinued operations	11,944	10,709

Increase (decrease) in cash and cash equivalents	22,654	(5,340)
Cash and cash equivalents at beginning of the period	34,232	42,869
Cash and cash equivalents at end of the period	$56,886	$37,529

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$3,731	$5,329
Loans securitized and transferred to securities available for sale	$11,283	$90,762
Loans securitized and transferred to trading securities	$149,144	$422,811
Loans held for investment transferred to loans held for sale	$-	$4,600
Loans held for sale transferred to loans held for investment	$164,218	$5,856
Trading securities transferred to held to maturity securities	$90,074	-
Securities available for sale transferred to held to maturity securities	$-	$85,682
Note receivable received in sale of assets of discontinued operations	$2,567	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$44,225	$31,263
Cash paid for income taxes	$1,461	$2,965

See accompanying notes.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements of United Western Bancorp, Inc. and subsidiaries (formally Matrix Bancorp, Inc. and subsidiaries) (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP.”) These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update the Company’s 2005 Annual Report on Form 10-K (Form 10-K). These financial statements do not include all of the information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods. Accordingly, these financial statements should be read in conjunction with the financial information contained in the Form 10-K. In the opinion of management, all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation have been included. The results of operations for the quarter and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the full year or any other interim period.

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

The Company views the allowance for credit losses as a critical accounting estimate that requires significant judgments, assumptions and estimates be used in preparation of its consolidated financial statements. See further detail in this Note for a detailed description of the Company’s process and methodology related to the allowance for credit losses.

The Company considers the valuations of mortgage servicing rights and loans held for sale, which require the asset to be recorded at lower of cost or market, to be critical accounting estimates that require judgments, assumptions and estimates be used in preparation of its consolidated financial statements. See further detail in this Note for a detailed discussion concerning the use of estimates in the valuation of mortgage servicing rights and loans held for sale.

Allowance for Credit Losses

The allowance for credit losses is management’s estimate of probable credit losses inherent in the loan portfolios. Management takes into consideration factors such as the fair value of the underlying collateral and the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, the collective experience of our credit risk management team and consideration of current economic trends and conditions.

The allowance for credit losses consists of four components, pools of homogeneous single-family loans with similar risk characteristics, pools of homogenous commercial loans with similar risk characteristics (i.e., multifamily, construction and development, commercial real estate and commercial), individually significant loans that are measured for impairment and a component representing an estimate of inherent, but probable undetected losses, which also contemplates the imprecision in the credit risk models utilized to calculate the allowance.

Pools of homogeneous single-family loans with similar risk characteristics are assessed for probable losses based on loss migration analysis where loss factors are updated regularly based on actual experience. The analysis examines historical loss experience and the related internal gradings of loans charged off. The loss migration analysis also considers inherent but undetected losses within the portfolio.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

Pools of homogeneous commercial loans with similar risk characteristics (i.e. multifamily, construction and development, commercial real estate and commercial) are assessed for probable losses based on loss migration analysis where loss factors are updated regularly based on our own loss experience, the collective experience of our credit risk management team, loss rates at selected peer community banks and industry data. The analysis also incorporates the related internal gradings of loans charged off and other factors including our asset quality trends and national and local economic conditions.

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

The last component of the allowance for credit losses is a portion which represents the estimated inherent but undetected probable losses, and the imprecision in the credit risk models utilized to calculate the allowance. This component of the allowance is associated with commercial loans (i.e. multifamily, construction and development, commercial real estate and commercial) and is reflective of the uncertainty related to the recent growth in the commercial loan portfolio, general economic conditions and ongoing uncertainty with respect to a small number of individually large loans.

Loan losses are charged against the allowance when the loan is considered uncollectible. In the opinion of management, the allowance is adequate to absorb the inherent losses in the current loan portfolio.

Loans Held for Sale

Loans purchased or originated without the intent to hold to maturity are classified as held for sale. Classes of loans held for sale are carried at the lower of aggregate cost, net of discounts or premiums, deferred fees, and a valuation allowance, or estimated fair market value. Estimated fair market value is determined using forward commitments to sell loans or mortgage backed securities to permanent investors, or current market rates for loans of similar quality and type. Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations. The Company has an approximate $100,000 and $2,339,000 valuation allowance to reduce the carrying value of loans held for sale to market value at September 30, 2006 and December 31, 2005, respectively.

Mortgage Servicing Rights

The Company recognizes mortgage servicing rights (“MSRs”) as an asset separate from the underlying originated mortgage loan at the time of sale. Upon sale of a loan, the Company measures retained MSRs by allocating the previous carrying amount of the originated mortgage loan between the loan and the servicing right based on their observed or estimated fair values. Purchased MSRs are initially recorded at cost. MSRs are carried at the lower of cost (allocated cost for originated MSRs), less accumulated amortization, or estimated fair value. MSRs are amortized in proportion to and over the period of the estimated future net servicing income.

The estimated fair value of MSRs is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its MSRs by product type, interest rate and investor to reflect the predominant risk characteristics. To determine the estimated fair value of MSRs, the Company uses a valuation model that calculates the present value of discounted future cash flows. In using this valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, including incremental interest cost of servicer advances, foreclosure expenses and losses, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. For purposes of performing an impairment analysis on MSRs, the Company estimates fair value using the following primary assumptions: prepayment speeds ranging from 116 PSA (Public Securities Association prepayment speed measurement) to 2,045 PSA; discount rates ranging from 10% to 18.5%; and default rates ranging from 0% to 100%. At September 30, 2006, the Company’s servicing portfolio consists of seasoned loans with an approximate 8.8 year average age, an average balance of $51,000 and a weighted average note rate of 7.47%. As such, management believes there is relatively modest valuation volatility to our portfolio.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

MSRs are evaluated for impairment in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The factors discussed above are used to determine impairment. If temporary impairment exists within a risk stratification tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the fair value. If it is later determined that all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced through a credit to noninterest expense.

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

As of September 30, 2006 and December 31, 2005, the MSRs had a valuation allowance of $1,950,000 and $2,226,000, respectively, and the fair value of the aggregate MSRs was approximately $16,560,000 and $20,708,000, respectively.

Gain on sale of MSRs is recorded when title to MSRs and the risks and rewards inherent in owning the MSRs have been transferred to the buyer.

Private Placement and Tender Offer

On December 9, 2005, the Company completed a private offering of 5,120,000 shares of common stock, $0.0001 par value per share. The shares were sold at $19.00 per share, except shares sold to an affiliate of our placement agent, which purchased shares at the offering price less the placement agent fee, or $17.67 per share. In the private offering, the Company raised an aggregate of $96,987,000, less a placement agent fee and certain other costs of the offering that were directly charged against the proceeds which totaled $10,023,000, resulting in net proceeds of $86,963,000. Substantially all of the net funds raised in the private placement were used to conduct an issuer tender offer to purchase shares of our common stock at $19.00 per share. On January 23, 2006, the Company completed the tender offer, where 4,184,277 common shares were tendered at the offering price of $19.00, or $79,501,000. The purpose of the issuer tender offer was to reduce the insider ownership and ultimately increase the market float of our common stock.

Stock-Based Compensation

At September 30, 2006, the Company has two stock-based employee compensation plans, the first of which is described more fully in Note 18 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2005. The second stock-based employee compensation plan was approved by the shareholders at the annual meeting on June 15, 2006, and is described more fully in the Company’s Proxy Statement for Annual Meeting of Shareholders dated May 9, 2006. The second plan was generally to allow for grants of options greater than 100,000 shares to any one employee in any one year, which is the limit in the Company’s first stock-based employee compensation plan. Both of the compensation plans are treated the same for the calculation of stock-based compensation. On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment”, (“SFAS 123(R)”) an amendment to SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”), using the modified prospective method. SFAS 123(R) requires the Company to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. As a result, the Company has recorded $166,000 and $393,000 in compensation expense and $63,000 and $150,000 in income tax benefit for the quarter and nine months ended September 30, 2006, respectively, related to this share-based compensation expense for the 41,933 and 679,976 new options issued during the quarter and nine months ended September 30, 2006, respectively. The Company had no non-vested options on which to record expense as all prior outstanding stock options issued which had a strike price lower than the offering price were cancelled by the Company concurrently with the private placement and tender offer transaction discussed above (2,000 options on which the strike price exceeded the offering price which were outstanding at December 31, 2005 expired January 9, 2006). During the quarter ended September 30, 2006, 3,250 of the options issued during 2006 expired. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company followed the intrinsic value-based method of accounting for stock options prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion No. 25”). Under this method, compensation expense was recorded on the date of the grant only if the then current market price of the underlying stock exceeded the exercise price. The Company had no such expense for the quarter ended September 30, 2005. If compensation cost for our stock-based plan been determined consistent with SFAS No. 123, our net income and income per share at September 30, 2005 would have been changed to the pro forma amounts indicated in the table below:

	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Dollars in thousands, except share information)
Net income:
Net income as reported	$2,935	$7,565
Deduct: Total stock-based employee compensation determined under
fair value based method for awards, net of related tax effects	(44)	(134)
Pro forma	$2,891	$7,431
Income per share:
Basic, as reported	$0.44	$1.14
Basic, pro forma	$0.44	$1.12
Diluted, as reported	$0.44	$1.13
Diluted, pro forma	$0.43	$1.11

All options which were outstanding at September 30, 2005 and on which the above pro forma expense is noted, were cancelled in connection with the private placement and tender offer transaction as discussed above.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current period presentation.

Impact of Recently Issued Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal only strips are not subject to SFAS No. 133, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, among other things. SFAS No. 155 amended Example 6 of Statement 133 Implementation Issue No. B39, “Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor,” which is related to mortgage-backed securities when the underlying loans contain embedded prepayment options. The amendment to Example 6 did not change the scope of the instruments that fall within Issue B39. The amendment provided additional guidance as to when mortgage-backed securities may or may not be required to be accounted for under paragraph 13b of Statement 133 given that those instruments are not within the scope of Issue B39. The FASB is continuing to evaluate the implementation issues related to this guidance. As drafted, this guidance would require the Company to bifurcate all mortgage backed securities that it acquires at a discount and account for the embedded option held by the borrower separately from the underlying security. The statement is currently scheduled to be effective for fiscal years beginning after September 15, 2006. Management is continuing to evaluate the impact this recently issued accounting pronouncement may have on its consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

In March 2006, the FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, and permits an entity to choose either the amortization method or fair value measurement method for subsequent measurement of each class of separately recognized servicing assets and servicing liabilities. The statement, which has not yet been adopted by the Company, will be effective for fiscal years beginning after September 15, 2006. Management does not expect the implementation of this pronouncement to have a significant impact on the consolidated financial statements, and management intends to continue to reflect the mortgage servicing rights asset at the lower of cost or market using the amortization method.

In July 2006, the FASB adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 was issued to clarify the requirements of SFAS No. 109, “Accounting for Income Taxes,” relating to the recognition of income tax benefits. FIN 48 provides a two-step approach to recognition threshold and measurement attribute for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine whether the benefit is to be recognized; the second step is to determine the amount to be recognized. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. Management is continuing to evaluate the impact this recently issued accounting pronouncement may have on its consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that year. Management is assessing the impact of adoption of SFAS 157 on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB  108"), "Considering the Effects of Prior  Year Misstatements When Quantifying Misstatements in Current Year Financial Statements", providing guidance on quantifying financial statement misstatement and  implementation  (e.g.,  restatement  or  cumulative  effect  to  assets, liabilities and retained earnings) when first applying this guidance. SAB 108 is effective for the Company in 2007. Management does not believe the guidance provided by SAB 108 will have a material effect on the Company's consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

2. Discontinued Operations - Sale of Assets of Matrix Bancorp Trading, Inc.

Effective March 31, 2006, the Company sold of certain assets and operations of one of its two brokerage subsidiaries, Matrix Bancorp Trading, Inc., pursuant to an Asset Purchase Agreement (“Purchase Agreement”) to a newly formed third party limited liability company. The limited liability company hired the former employees and officers of Matrix Bancorp Trading, Inc. upon the closing of the sale. After the sale, the Company’s continuing brokerage operations consist only of those brokerage activities conducted through First Matrix Investment Services Corporation. Under the terms of the Purchase Agreement, the Company received a total of $4,000,000 of which $1,200,000 was received in cash and $2,800,000 in the form of a promissory note guaranteed by the ultimate parent of the limited liability company. The promissory note is for a term of two years, and bears interest at the current prime rate. In addition, the Company financed the accounts receivable of approximately $423,000 sold to the limited liability company for a period of up to 90 days, evidenced by a second promissory note also guaranteed by the ultimate parent of the limited liability company. This second promissory note was paid in full by the newly formed limited liability company on July 20, 2006. Pursuant to the terms of the Purchase Agreement, the Company agreed not to compete or have any ownership interest in any business in the State of Colorado similar to the limited liability company’s new business for a period of twelve months.

As a result of the sale, the Company recorded an after tax gain on the sale of approximately $2,424,000 for the quarter ended March 31, 2006, which is included in discontinued operations for the nine months ended September 30, 2006. The operating results of the discontinued brokerage activities of Matrix Bancorp Trading are reflected as discontinued operations beginning January 1, 2005, and the consolidated financial statements have been restated to reflect the brokerage operations of Matrix Bancorp Trading as a discontinued operation. The operating results of Matrix Bancorp Trading, Inc., previously included in the Company’s brokerage segment, and now included in net income from discontinued operations, were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share information)
Noninterest income	$-	$2,945	$1,346	$6,270
Noninterest expense	-	2,052	1,333	5,299
Operating income before taxes from discontinued operations	-	893	13	971
Income tax provision	-	342	5	374
Operating income from discontinued operations	-	551	8	597

Gain on sale of certain assets and operations of Matrix Bancorp Trading, Inc., net of income tax provision of $0, $0, $1,435, and $0, respectively	-	-	2,424	-
Income from discontinued operations, net of income taxes	$-	$551	$2,432	$597

Income from discontinued operations of Matrix Bancorp Trading, Inc. per share - basic	$-	$0.08	$0.31	$0.09
Income from discontinued operations of Matrix Bancorp Trading, Inc. per share - assuming dilution	$-	$0.08	$0.31	$0.09

3. Discontinued Operations - Sale of ABS School Services, LLC

On May 5, 2006, the Company sold its school services subsidiary, ABS School Services, LLC (“ABS”), to SKS Ventures, LLC, a Colorado limited liability company owned by former executive officers of the Company, Richard V. Schmitz, D. Mark Spencer and David W. Kloos (“SKS”). SKS acquired 100% of the outstanding limited liability company interests of ABS for a purchase price of $7,370,000. Concurrently, United Western Bank committed to a $4,000,000 loan to SKS and its principals, pursuant to which the membership interests of ABS and the membership interests of SKS were pledged. At September 30, 2006, no amounts have been drawn on this facility. Prior to the sale, ABS distributed its outstanding interest in Charter Facilities Funding, LLC and New Century Academy Property Management Group, LLC to Equi-Mor Holdings, Inc. (“Equi-Mor”), a wholly owned subsidiary of the Company. ABS also distributed certain other assets to Equi-Mor and to the Company as well as outstanding deferred and current income tax balances related to ABS. Based on the purchase price, a $1,000,000 pre-tax charge was recorded in the quarter ended March 31, 2006, which charge was included in discontinued operations for the nine months ended September 30, 2006, to reflect the net realized value of the ABS interests upon the sale. The sales agreement contains a provision that if SKS sells ABS within one year of the agreement that 50% of any gain on sale is payable to the Company, after adjustment for certain post closing events.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

In connection with the transaction, the Company’s recourse obligation for certain loans, which was $5,400,000 at March 31, 2006, and which was described in the Company’s financial statements included in its Form 10-K for the year ended December 31, 2005 at Note 13 “Borrowed Money -School Financing Agreement,” was transferred to SKS. Pursuant to the sales agreement, Equi-Mor and the Company guarantee, for a five year period, the repayment of the loans sold to SKS up to an aggregate amount of $1,650,000, creating a new recourse obligation for the Company. Included in other general and administrative expenses for the nine months ended September 30, 2006 is a pre-tax charge recorded by Equi-Mor of $950,000 to reflect the estimated liability related to this recourse obligation arising from the sales agreement in the Company’s financial statements.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except share information)
Net interest income after provision for credit losses	$-	$486	$580	$1,401
Noninterest income	-	482	550	1,335
Noninterest expense	-	816	2,107	2,395
Operating income (loss) before taxes from discontinued operations	-	152	(977)	341
Income tax (benefit)	-	(2)	(288)	(287)
Income (loss) from discontinued operations, net of income taxes	$-	$154	$(689)	$628

Income (loss) from discontinued operations of ABS School Services, LLC per share - basic	$-	$0.02	$(0.09)	$0.10
Income (loss) from discontinued operations of ABS School Services, LLC per share - assuming dilution	$-	$0.02	$(0.09)	$0.09

Total assets sold to and liabilities assumed by SKS on May 5, 2006 at December 31, 2005, were as follows:

December 31,
2005
(Dollars in thousands)
Cash	$315
Loans held for sale, net of allowance of $1,791	22,247
Other assets	9,825
Total assets	$32,387

Other liabilities	$358
Borrowed money	16,364
Total liabilities	$16,722

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

The decrease in asset balances between the date of sale, May 5, 2006, and December 31, 2005 is primarily due to the sale of certain assets held for sale during the interim period, as well as repayments on loans held for sale and other decreases in the ordinary course of business.

4. Sale of Assets of MTXC Realty Corp.

Effective March 31, 2006, the Company sold certain assets of MTXC Realty Corp. related to its real estate brokerage office operating exclusively in the Denver metro area. As a result of the sale, the Company recorded an after tax gain on the sale of approximately $63,000 for the quarter ended March 31, 2006, included in noninterest income for the nine months ended September 30, 2006.

5. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:	(Dollars in thousands)
Income from continuing operations	$2,088	$2,229	$6,169	$6,339
Income from discontinued operations	-	706	1,743	1,226
Net income	$2,088	$2,935	$7,912	$7,565
Denominator:
Weighted average shares outstanding	7,556,573	6,620,850	7,893,767	6,620,850
Effect of dilutive securities:
Common stock options	81,600	85,895	72,053	77,818
Denominator for net income per share assuming dilution	7,638,173	6,706,745	7,965,820	6,698,668

6. Investment Securities

Investment securities available for sale were as follows:

	September 30, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(Dollars in thousands)
Mortgage backed securities - agency	$6,987	$27	$(121)	$6,893	$13,714	$39	$(47)	$13,706
Mortgage backed securities - private	65,911	182	(55)	66,038	-	-	-	-
Collateralized mortgage obligations-private	58,276	159	(5)	58,430	-	-	-	-
SBA securities	643	4	-	647	757	-	(1)	756
Total	$131,817	$372	$(181)	$132,008	$14,471	$39	$(48)	$14,462

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

Investment securities held to maturity were as follows:

	September 30, 2006				December 31, 2005
	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities-private	$240,087	$317	$(1,134)	$239,270	$156,979	$171	$(829)	$156,321
Collateralized mortgage obligations-private	400,501	338	(3,030)	397,809	264,031	12	(3,445)	260,598
SBA securities	90,075	136	-	90,211	-	-	-	-
Total	$730,663	$791	$(4,164)	$727,290	$421,010	$183	$(4,274)	$416,919

Trading securities were as follows:

	September 30, 2006	December 31, 2005
	Estimated Fair Value and Carrying Value	Estimated Fair Value and Carrying Value
	(Dollars in thousands)
SBA securities	$0	$104,722
Total	$0	$104,722

At September 30, 2006, the Company transferred SBA securities with a carrying value of $90,074,000 from trading securities to investment securities held to maturity. After an evaluation of relevant factors, management revised its intent with respect to the asset and intends to hold such securities to maturity. A charge of $63,000 was incurred in connection with the transfer of the securities to reduce the SBA securities to the lower of cost or market on an individual security basis. This charge is included in Noninterest income - other for the quarter ended September 30, 2006.

The following table presents information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position as follows:

	September 30, 2006				December 31, 2005
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage-backed securities - agency, available for sale	$2,701	$(47)	$3,289	$(74)	$6,181	$(38)	$328	$(9)
Mortgage backed private securities	37,367	(55)	-	-	-	-	-	-
Collateralized mortgage obligations-private, available for sale	8,053	(5)	-	-	-	-	-	-
SBA securities	-	-	-	-	-	-	476	(1)
Mortgage-backed securities-private, held to maturity	129,519	(671)	33,934	(463)	84,001	(569)	10,802	(260)
Collateralized mortgage obligations-private, held to maturity	123,843	(721)	141,483	(2,309)	247,169	(3,445)	-	-
Total	$301,483	$(1,499)	$178,706	$(2,846)	$337,351	$(4,052)	$11,606	$(270)

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
September 30, 2006
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

At September 30, 2006, the Company does not believe that any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are attributable to changes in interest rates. The Company has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

7. Loans Held for Sale and Investment

Loans Held for Sale

Loans held for sale consist of the following:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Residential loans	$420,100	$631,773
Multi-family loans	53,360	67,237
SBA guaranteed purchased loans	-	177,328
SBA guaranteed originated loans	5,806	11,045
School financing and other loans	855	25,272
Purchase premiums, unearned fees and fair value adjustment, net	3,604	19,976
	483,725	932,631
Less: Allowance for credit losses	2,628	5,189
Loans held for sale, net	$481,097	$927,442

Activity in the allowance for credit losses on loans held for sale is summarized as follows:

	Nine Months Ended	Year Ended
	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Balance at beginning of period	$5,189	$5,198
Provision for credit losses	322	774
Charge-offs, transfers and other	(3,133)	(803)
Recoveries	250	20
Balance at end of period	$2,628	$5,189

Charge-offs, transfers and other for the nine months ended September 30, 2006 includes $1,791,000 of allowance included in the sale of assets of ABS School Services, LLC, discussed further in Note 3 above.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

Loans Held for Investment
Loans held for investment consist of the following:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Residential loans	$230,719	$250,793
Construction loans	35,442	24,049
Multi-family loans	1,998	2,161
SBA guaranteed purchased loans	164,218	-
SBA originated loans	97,620	99,519
Commercial real estate loans	121,912	50,562
Commercial loans and other	20,179	5,539
Discounts, net	(510)	(843)
Unearned fees	(1,298)	(1,029)
	670,280	430,751
Less: Allowance for credit losses	6,568	4,808
Loans held for investment, net	$663,712	$425,943

At September 30, 2006, SBA guaranteed purchased loans in the amount of $164,218,000 were transferred from the held for sale to the held for investment category after management reevaluated its intent with respect to holding these loans. A charge of $704,000 was incurred to reduce the loans to the lower of cost or market on an individual loan basis. Previously, these loans were carried at the lower of cost or market on an aggregate basis. This charge is included in Noninterest expense - other general and administrative for the quarter ended September 30, 2006.

Activity in the allowance for credit losses on loans held for investment is summarized as follows:

	Nine Months Ended	Year Ended
	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Balance at beginning of year	$4,808	$5,974
Provision for credit losses	1,938	891
Charge-offs, transfers and other	(216)	(2,249)
Recoveries	38	192
Balance at end of period	$6,568	$4,808

The following lists information related to nonperforming loans held for investment and held for sale:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Loans on nonaccrual status in the held for sale portfolio	5,411	7,293
Loans on nonaccrual status in the held for investment portfolio	$11,421	$9,601
Total nonperforming loans	$16,832	$16,894

Included in nonaccrual loans were impaired loans, as defined under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” totaling $3,166,000 and $3,517,000 at September 30, 2006 and December 31, 2005, respectively, all of which have a specific valuation allocated to the loan. All of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans was $994,000 and $1,401,000 at September 30, 2006 and December 31, 2005, respectively. There was no interest recognized in the periods on loans while they were considered impaired.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

8. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
	(Dollars in thousands)
Mortgage servicing rights
Balance at beginning of period	$22,934	$29,980
Purchases	98	187
Originations	96	527
Sales	(8)	(83)
Amortization	(4,610)	(6,130)
Balance before valuation allowance at end of period	18,510	24,481

Valuation allowance for impairment of mortgage servicing rights
Balance at beginning of period	(2,226)	(3,406)
Additions	-	(230)
Recovery	276	1,060
Balance at end of period	(1,950)	(2,576)
Mortgage servicing rights, net	$16,560	$21,905

The Company’s single family servicing portfolio (excluding subserviced loans), is comprised of the following:

	September 30, 2006		December 31, 2005
	Number of Loans	Principal Balance Outstanding	Number of Loans	Principal Balance Outstanding
	(Dollars in thousands)
Freddie Mac	3,072	$104,892	3,673	$130,386
Fannie Mae	8,777	445,893	10,400	542,782
Ginnie Mae	7,694	432,840	8,913	514,900
VA, FHA, conventional and other loans	5,201	410,515	6,491	529,930
	24,744	$1,394,140	29,477	$1,717,998

The Company’s custodial escrow balances shown in the accompanying consolidated balance sheets at September 30, 2006 and December 31, 2005 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at United Western Bank in noninterest-bearing accounts. The balance of custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

9. Deposits

Deposit account balances are summarized as follows:

	September 30, 2006			December 31, 2005
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
	(Dollars in thousands)
Passbook accounts	$199	0.02%	1.29%	$405	0.04%	1.26%
NOW accounts	542,371	42.88	0.65	495,260	44.06	0.49
Money market accounts	686,836	54.31	2.72	581,704	51.75	1.69
	1,229,406	97.21	1.81	1,077,369	95.85	1.18
Certificate accounts	35,332	2.79	3.85	46,675	4.15	3.66
Deposits	$1,264,738	100.00%	1.87%	$1,124,044	100.00%	1.27%

Approximately $323,046,000 and $288,622,000 of fiduciary assets under administration by Sterling Trust Company, a wholly owned subsidiary of the Company, are included in NOW, demand and money market accounts as of September 30, 2006 and December 31, 2005, respectively. Approximately $188,411,000 and $173,222,000 of MG Colorado Holding, Inc.’s (“MGCH”) customer assets under administration are included in NOW and money market accounts as of September 30, 2006 and December 31, 2005, respectively. The Company owns an approximate 7% interest in MGCH, which is accounted for using the cost method. Approximately $89,145,000 of deposits of Legent Clearing, LLC, a company in which the Company’s Chairman of the Board holds a minority interest, is included in NOW and money market accounts as of September 30, 2006. Approximately $568,946,000 and $570,512,000 of deposits represent funds from seven and six significant institutional relationships maintained by United Western Bank as of September 30, 2006 and December 31, 2005, respectively. Included in certificate accounts are approximately $25,758,000 and $42,504,000 of brokered deposits as of September 30, 2006 and December 31, 2005, respectively.

Approximately $27,031,000 and $26,024,000 of deposits of the majority owner of MAM, LLC are included in NOW and money market accounts as of September 30, 2006 and December 31, 2005 respectively. The Company owns an approximate 25% interest in MAM, LLC. In September 2006, the Company notified the majority owner of MAM of the Company’s irrevocable intent to exercise its put option with respect to the Company’s minority interest in MAM, LLC. The option settles in November 2006 and proceeds will be approximately $3.5 million and our gain will be approximately $2.6 million pre-tax in the fourth quarter.

10. FHLBank Borrowings

United Western Bank obtains FHLBank advances from FHLBank of Topeka, which is the FHLBank that serves Denver, Colorado, and utilizes FHLBank of Topeka as its primary correspondent bank. Prior to United Western Bank’s change of domicile in 2002, advances were obtained from FHLBank of Dallas. Certain long-term advances that existed at that time with FHLBank of Dallas are still outstanding under their original terms.

The balances of FHLB borrowings are as follows:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)

FHLBank of Topeka borrowings	$598,000	$508,000
FHLBank of Dallas borrowings	46,956	107,028
FHLBank borrowings	$644,956	$615,028

Available unused borrowings from FHLBank of Topeka totaled $254,418,000 at September 30, 2006.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

11. Borrowed Money

Borrowed money is summarized as follows:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Borrowed Money
$5,000,000 one year revolving line converting to an amortizing term note payable to a third party financial institution, with annual equal principal payments beginning June 30, 2008 through June 30, 2011, collateralized by the common stock of United Western Bank; interest at 30 day LIBOR plus 1.50% (6.82% at September 30, 2006)	$-	$-

$12,000,000 revolving line of credit to a third party financial institution, through June 30, 2007, renewable annually, collateralized by the common stock of United Western Bank; interest at 30 day LIBOR plus 1.35%; (6.67% at September 30, 2006), $12,000,000 available at September 30, 2006	-	-

$8,215,000 note payable to a third party financial institution collateralized by the common stock of United Western Bank; paid in full on June 30, 2006	-	3,217

$10,000,000 subordinated debt securities, interest payments due quarterly at three-month LIBOR plus 2.75% (8.12% at September 30, 2006), maturing February 13, 2014	10,000	10,000

School financing agreements, maturing September 1, 2008, collateralized by school obligations; interest rate variable based on the BMA mini-swap index	-	16,364

$25,000,000 structured repurchase agreement at United Western Bank with a third party financial institution	25,000	-
Total	$35,000	$29,581

On June 30, 2006, the Company entered into a credit facility agreement with a third party financial institution. The credit facility has two components, a $5.0 million one year revolving line of credit which converts to an amortizing term loan and a revolving line of credit of $12.0 million. No amounts have been drawn to date on either credit facility. Both facilities are collateralized by all of the outstanding stock of United Western Bank. The Company must comply with certain financial and other covenants related to the debt as defined in the credit agreement. These covenants include requirements for the Company not to exceed specified levels of classified assets to total assets, and for United Western Bank to maintain its “well-capitalized” status.

On September 28, 2006, United Western Bank entered into a structured repurchase agreement with a third party financial institution. Securities were delivered to, and are being held by, the counterparty with whom the repurchase agreement was transacted. The counterparty has agreed to resell to United Western Bank the same or similar securities at the maturity of the agreement. The agreement is for a term of 5 years, with the counterparty having the option to call the borrowing on a quarterly basis after two years. Within the agreement is an embedded floor option. This option results in a cost of this debt for the first two years of the lesser of 4.97% or 4.97% minus the amount, if any, by which 3 month LIBOR is less than 5.11%; however, the rate may not fall below zero.

School financing agreements outstanding at December 31, 2005 were included in the sale of ABS School Services discussed in Note 3 above. The Company has no further outstanding obligation on such agreements.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

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

On September 13, 2006, the Company notified the trustee of Matrix Bancorp Capital Trust I that it was going to fully redeem the capital securities relating to Matrix Bancorp Capital Trust I. The debentures in the amount of $5,156,000 and capital securities were paid in full on October 13, 2006.

Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts are summarized as follows:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts
Junior subordinated debentures owed to Matrix Bancorp Capital Trust I, 10% junior subordinated debentures payable quarterly, unsecured and maturing September 30, 2029	$5,156	$5,156

Junior subordinated debentures owed to Matrix Bancorp Capital Trust II, 10.18% junior subordinated debentures payable semi-annually, unsecured and maturing June 8, 2031	12,400	12,400

Junior subordinated debentures owed to Matrix Bancorp Capital Trust III, 10.25% junior subordinated debentures payable semi-annually, unsecured and maturing July 25, 2031	15,464	15,464

Junior subordinated debentures owed to Matrix Bancorp Capital Trust IV, six-month LIBOR plus 3.75% (9.12% at September 30, 2006) junior subordinated debentures payable semi-annually, unsecured and maturing December 8, 2031	5,155	5,155

Junior subordinated debentures owed to Matrix Bancorp Capital Trust V, six-month LIBOR plus 3.625% (9.00% at September 30, 2006) junior subordinated debentures payable semi-annually, unsecured and maturing January 25, 2032	5,155	5,155

Junior subordinated debentures owed to Matrix Bancorp Capital Trust VI, interest fixed at 6.425% through October 2009, then three-month LIBOR plus 2.50%, junior subordinated debentures payable semi-annually, unsecured and maturing October 18, 2034	10,310	10,310

Junior subordinated debentures owed to Matrix Bancorp Capital Trust VIII, interest fixed at 5.86% through July 2010, then three-month LIBOR plus 1.69%, junior subordinated debentures payable semi-annually, unsecured and maturing July 7, 2035	7,732	7,732

Total	$61,372	$61,372

The junior subordinated debentures owed to unconsolidated subsidiary trusts are more fully described in Note 14 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2005.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

13. Segment Information

The Company has four reportable segments under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”: a traditional banking subsidiary, a mortgage banking subsidiary, a brokerage and consulting subsidiaries and a trust services subsidiary. The remaining subsidiaries are included in the “all other” category and consist primarily of the Company’s real estate disposition services and the parent company operations. The information presented in this table is from continuing operations, which excludes the financial results of the brokerage services of Matrix Bancorp Trading for all periods presented due to the sale of the assets of Matrix Bancorp Trading as of March 31, 2006, as discussed in Note 2 above. The results also exclude the financial results on ABS School Services, LLC, for all periods presented due to the sale of that subsidiary May 5, 2006, as discussed in Note 3 above. The Company’s segments are more fully described in Note 24 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2005.

	Traditional Banking	Mortgage Banking	Brokerage and Consulting	Trust Services	All Others	Total
	(Dollars in thousands)
Quarter ended September 30, 2006:
Revenues from external customers:
Interest income	$29,359	$271	$9	$-	$125	$29,764
Noninterest income	884	1,756	12	1,730	2,834	7,216
Intersegment revenues	159	540	-	395	177	1,271
Segment income (loss) from
continuing operations before
income taxes	4,390	(752)	(114)	148	(678)	2,994

Nine Months ended September 30, 2006:
Revenues from external customers:
Interest income	$83,413	$931	$34	$-	$457	$84,835
Noninterest income	3,535	7,239	378	5,094	5,651	21,897
Intersegment revenues	496	1,475	211	1,162	452	3,796
Segment income (loss) from
continuing operations before
income taxes	15,479	(207)	(222)	304	(6,665)	8,689

Quarter ended September 30, 2005:
Revenues from external customers:
Interest income	$21,282	$264	$(4)	$(5)	$739	$22,276
Noninterest income	1,263	2,121	463	1,447	1,246	6,540
Intersegment revenues	278	735	98	370	(294)	1,187
Segment income (loss) from
continuing operations before
income taxes	4,959	(639)	117	(147)	(1,298)	2,992

Nine Months ended September 30, 2005:
Revenues from external customers:
Interest income	$60,973	$959	$19	$(9)	$1,310	$63,252
Noninterest income	5,347	7,768	1,085	4,670	3,319	22,189
Intersegment revenues	1,135	1,267	508	1,093	(125)	3,878
Segment income (loss) from
continuing operations before
income taxes	18,002	(3,137)	174	247	(6,140)	9,146

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

14. Contingencies - Legal

The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to the Company’s business. The Company accrues liabilities when it is probable future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company’s estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will generally only accrue a loss for a pending litigation matter if, the loss is probable and can be reasonably estimated. Based on evaluation of the Company’s litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters noted, against which no accrual for loss has been made at September 30, 2006 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

The legal contingencies of the Company are more fully described in Note 19 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2005. During the nine months ended September 30, 2006, there were no material changes to the information previously reported, except as discussed below.

Sterling Trust, United Western Bancorp, United Western Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. were named as defendants in an action filed in December 2001 styled Heraclio A. Munoz, et al. v. Sterling Trust Company, et. al. that was pending in Superior Court of the State of California.  The complaint sought class action status, requested unspecified damages and alleged negligent misrepresentation, breach of fiduciary duty and breach of written contract on the part of Sterling Trust.  In the fourth quarter of 2005, Sterling Trust was granted summary judgment as to all claims against it by the plaintiffs.  In April of 2006, the court granted a motion for summary judgment, dismissing Sterling Trust, United Western Bancorp, United Western Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. from the action. On September 27, 2006, the plaintiffs filed a Notice of Appeal with the California Superior Court.  If the plaintiffs do in fact pursue an appeal, the Company believes it has meritorious defenses and will continue to defend the matter vigorously.  The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

Matrix Financial was named in March 2004 as a defendant in a putative class action lawsuit styled Monica Thigpen v. Matrix Financial Services Corporation filed in the United States Bankruptcy Court for the Southern District of Alabama.  The plaintiff claims that Matrix Financial filed an improper and false affidavit in connection with plaintiff’s Chapter 13 bankruptcy proceeding because the signature page of the affidavit was executed separate and apart from the other pages, and has asked the Court to award the plaintiff actual damages, punitive damages, injunctive relief, attorney’s fees and other relief as may be appropriate.  In January 2006, the Plaintiff withdrew her Motion for Class Certification, but indicated that she would continue to pursue her claim individually.  On July 20, 2006, the United States Bankruptcy judge assigned to the lawsuit signed an order approving a settlement agreement previously entered into between the parties.  On September 11, 2006, the plaintiff and the defendant filed a joint stipulation for dismissal with prejudice of the lawsuit thereby formally dismissing the case.

See Item 3. “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2005 for further detailed discussion regarding these and other legal matters.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

15. Commitments

On September 29, 2006, the Company sold the United Western Financial Center, a high rise office tower located in downtown Denver, Colorado. The Company sold the building for $27.3 million and received net proceeds of $26.9 million net of commissions and costs. The Company’s basis in the building was $14.8 million, resulting in a gross deferred economic gain of $12.1 million. In connection with the sale, the Company and United Western Bank agreed to lease back an aggregate of approximately 62,487 square feet of office space in the building for a term of 10 years. In addition, the Company will guarantee certain third-party lease obligations on approximately 23,171 square feet of office space for 10 years (such third parties being former subsidiaries of the Company). Management estimated and accrued an obligation of $840 thousand for the third party space based on the existing lease terms and other factors related to those leases and the Company’s guarantee. This guarantee was recorded pursuant to the provisions of FIN45, which requires proceeds from the sale of assets to be allocated between the guarantee and proceeds from the sale, thus impacting the gain on the transaction. Changes in the guarantee will be recognized currently in earnings as changes in the value of the guarantee occur. After its guarantee obligation, the Company has a net deferred economic gain of approximately $11.2 million. Due to the requirements of SFAS No. 98, which provides accounting guidance for sale leaseback transactions, the Company will recognize the gain at a rate of approximately $1.1 million annually, pre-tax, as a reduction in lease expense over the 10-year term of the lease. The table below provides information regarding the new lease as follows:

	Cash Rent (1)	Accrual Rent (2)	Deferred Rent (3)	Deferred Gain (4)	Net Rent Expense (5)
	(Dollars in thousands)
three months 2006	$294	$342	$48	$281	$61
2007	1,186	1,367	181	1,123	244
2008	1,229	1,367	138	1,123	244
2009	1,271	1,367	96	1,123	244
2010	1,314	1,367	53	1,123	244
2011	1,357	1,367	10	1,123	244
Thereafter	7,022	6,496	(526)	5,332	1,164
Total	$13,673	$13,673	$-	$11,228	$2,445

(1)	The cash rent reflects the future minimum lease payments required to be paid under the terms of the lease.

(2)	GAAP requires when a lease has an escalation clause the rent must be accrued on a straight line basis over the lease term or expected life of the lease.

(3)	The deferred rent represents the difference between columns (1) and (2). Deferred rent accumulates in the first half of the lease and then reverses over the later part of the lease.

(4)	The deferred gain represents the recognition of the $11.2 million economic gain over the life of the lease.

(5)
The prospective effect of the reduction in our net rent expense from realization of the annual deferred gain amortization will be substantially offset by the rental income that was previously earned by Matrix Tower Holdings, LLC.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
September 30, 2006
(Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

United Western Bancorp, Inc. (occasionally referred to in this document, on a consolidated basis, as “us,” “we,” the “Company” or similar terms) is a unitary thrift holding company that, through our subsidiaries, provides diversified financial services. While the Company has historically focused on wholesale banking, direct lending, trust activities, mortgage servicing and other fee-based services, we have redirected our focus to community banking in the Colorado Front Range market, as discussed more fully below.

Our primary operating subsidiaries are: United Western Bank, Sterling Trust Company, Matrix Financial Services Corporation and First Matrix Investment Services Corp.

The principal components of our revenues consist of:
  net interest income recorded by United Western Bank and Matrix Financial;
  custodial and administration service fees generated by Sterling Trust, and until disposition of the assets of its trust services division in 2005, United Western Bank;
  loan administration fees generated by Matrix Financial;
  gain on sales of single-family residential mortgage loans, multi-family and SBA loans and securities at United Western Bank;
  Brokerage fees generated by First Matrix; and
  service fees generated by our equity earnings under the equity method of accounting from our minority interest in Matrix Asset Management, LLC., which has ceased in connection with our exercise of our put option.
Our results of operations are influenced by changes in interest rates and the effect of these changes on our interest margins, mortgage loan prepayments and the value of mortgage servicing portfolios. Our fee-based businesses are affected to a lesser extent by interest rates and more by competition and general market conditions.

Private Placement and Tender Offer

On December 9, 2005, the Company completed a private offering of 5,120,000 shares of common stock, $0.0001 par value per share. The shares were sold at $19.00 per share, except shares sold to an affiliate of our placement agent, which purchased shares at the offering price less the placement agent fee, or $17.67 per share. In the private offering, we raised an aggregate of $97.0 million, less a placement agent fee and certain other costs of the offering charged against the proceeds which totaled $10.0 million. The net funds raised in the private placement were used to conduct an issuer tender offer to purchase shares of our common stock at $19.00 per share. On January 23, 2006, the Company completed the tender offer, where 4,184,277 common shares were tendered at the offering price of $19.00, or $79.5 million. Subsequent to the completion of the issuer tender offer, we had 7,556,573 shares of common stock outstanding. The purpose of the issuer tender offer was to reduce the insider ownership and ultimately increase the market float of our common stock. The completion of the tender offer in January 2006 reduced our paid-in capital by $79.5 million, as shown in the consolidated statement of shareholders’ equity and the consolidated statement of cash flows for the nine month period ended September 30, 2006.

Concurrently with the completion of the private offering, our former Co-Chief Executive Officers resigned from the Company, and our new executive management team was appointed by our Board of Directors, including Guy A. Gibson as our Chairman, Scot T. Wetzel as our President and Chief Executive Officer, William D. Snider as our Vice Chairman of United Western Bank and, effective April 25, 2006, Chief Financial Officer of the Company, and Michael J. McCloskey as our Chief Operating Officer. The executive management team has significant community banking expertise and extensive knowledge of, and relationships in, the Colorado Front Range market. Under the direction of this executive management team, the Company has implemented our new business strategy, including developing a branch network within such market and building a balance sheet of traditional loan and deposit products. As part of the transition, our former Chief Financial Officer, David W. Kloos, and our former General Counsel, T. Allen McConnell, entered into six-month employment agreements which expired June 30, 2006, and at which time they resigned from the Company. Included in compensation expense for the nine months ended September 30, 2006 is approximately $290 thousand, in payment of the agreed upon retention payments to Messrs. Kloos and McConnell under the employment agreements.

New Business Strategy and Name Change

Under the direction of our new executive management team, we are transitioning to a community bank. We are utilizing the income and equity generated from our wholesale banking operations, to fund our expansion into community branch banking. As a community bank, we will serve the needs of small to medium sized businesses and individuals in the Colorado Front Range market. Our objective is to increase shareholder and franchise value by expanding our community banking and lending activities. To do so, we have recruited a team of experienced community bankers who are knowledgeable and well-known in the Colorado Front Range market. We are developing a branch network within such market, consisting of traditional originated loan and deposit products, and we are transitioning our balance sheet to community bank assets. Management has rebranded our Company under the name “United Western Bancorp, Inc.”, which name became effective September 7, 2006. Matrix Capital Bank changed its name to “United Western Bank,” and our building headquarters will be rededicated as the United Western Financial Center on November 17, 2006.

Shareholder Value Strategies

In addition to our new business strategy, management is already implementing a series of short term shareholder value enhancement strategies:

(1) Monetization of $15.0 million of New Market Tax Credits awarded to us in 2004, on which we earned a fee of $1.6 million in the third quarter 2006. We have $10 million of New Market Tax Credits remaining which we may monetize or utilize at United Western Bank;

(2) During the quarter ended September 30, 2006, the Company sold the United Western Finanncial Center, a high-rise officer tower located in downtown Denver, Colorado for cash to a third party. We realized a net deferred economic gain of $11.2 million on this sale. Concurrently with the sale we leased back space in the building for a 10 year period. In accordance with FASB Statement No. 98, the Company will recognize the gain over the 10-year term of the lease at an anticipated rate of approximately $1.1 million annually, pre-tax, as a reduction in lease expense. This $1.1 million annual deferred gain amortization is substantially offset by the rental income that was previously earned by Matrix Tower Holdings, LLC. Therefore, although the building was sold and rental receipts will no longer be reflected in future periods, the impact on future operating results is slightly positive. See Note 15 to the Consolidated Financial Statements herein for additional information.

(3) In September 2006, we notified the majority owner of our former subsidiary, Matrix Asset Management Corporation, an entity we divested in 2004 in which we continue to own a 25% interest, of our intent to exercise our put option. The option settles in November 2006 and the Company anticipates proceeds of $3.5 million and anticipates recognition of a gain of $2.6 million pre-tax in the fourth quarter.

During the first half of 2006, we divested our non-core subsidiaries, including completion of the sale of the assets of Matrix Bancorp Trading and MTXC Realty during the quarter ended March 31, 2006 as discussed below, and the sale of ABS School Services, LLC on May 5, 2006, also discussed below.

Sale of Assets of Matrix Bancorp Trading, Inc.

Effective March 31, 2006, the Company sold certain assets and operations of one of its two brokerage subsidiaries, Matrix Bancorp Trading, Inc., to a newly formed third party limited liability company. After the sale, the Company’s continuing brokerage operations consist only of those brokerage activities conducted through First Matrix Investment Services Corporation. The financial results of the operations of Matrix Bancorp Trading are reflected in the accompanying consolidated financial statements as discontinued operations beginning January 1, 2005.

The Company recorded a gain on the sale of approximately $3.9 million for the quarter ended March 31, 2006, which is included in income from discontinued operations for the nine months ended September 30, 2006. The Company received a total of $4.0 million, of which $1.2 was received in cash, and $2.8 was received in the form of a promissory note, guaranteed by the ultimate parent of the limited liability company. The promissory note is for a term of two years, and bears interest at the current prime rate. The Company initially financed approximately $420 thousand of accounts and other receivables sold to the limited liability company for a period of up to 90 days, evidenced by a second promissory note also guaranteed by the ultimate parent of the limited liability company, which promissory note was paid in full July 20, 2006.

Pursuant to the terms of the Purchase Agreement, for a period of twelve months, the Company has agreed not to compete or have any ownership interest in any business in the State of Colorado which is similar to the new limited liability company’s business.

Sale of ABS School Services, LLC

On May 5, 2006, the Company sold its school services subsidiary, ABS School Services, LLC (“ABS”), to SKS Ventures, LLC, a Colorado limited liability company owned by former executive officers of the Company, Richard V. Schmitz, D. Mark Spencer and David W. Kloos (“SKS”). SKS acquired 100% of the outstanding limited liability company interests of ABS for a purchase price of $7.4 million. Concurrently, United Western Bank committed to a $4.0 million loan to SKS and its principals, pursuant to which the membership interests of ABS and the membership interests of SKS were pledged. No amounts have been drawn on this facility to date. Prior to the sale, ABS distributed its outstanding interest in Charter Facilities Funding, LLC and New Century Academy Property Management Group, LLC to Equi-Mor Holdings, Inc., (“Equi-Mor”), a wholly owned subsidiary of the Company. ABS also distributed certain other assets to Equi-Mor and to the Company, as well as outstanding deferred and current income tax balances related to ABS. Based on the purchase price, a $1.0 million pre-tax charge was recorded in the first quarter 2006, which charge was included in discontinued operations for the nine months ended September 30, 2006, to reflect the net realized value of the ABS interests upon the sale. The financial results of the operations of ABS are reflected in the accompanying consolidated financial statements as discontinued operations beginning January 1, 2005.

The agreement contains a provision that if SKS sells ABS within one year of the agreement, then 50% of any gain on sale is payable to the Company, after adjustment for certain post closing events. In connection with the transaction, the Company’s recourse obligation in the amount of $5.4 million as of March 31, 2006, transferred to SKS. Pursuant to the sales agreement, Equi-Mor and the Company guarantee the repayment of the loans sold to SKS for a five year period, up to an aggregate of $1.65 million, creating a new recourse obligation for the Company. Included in other operating expenses for the nine months ended September 30, 2006 is a charge of $950 thousand for the estimated liability related to this recourse obligation.

Critical Accounting Policies

The Company and its subsidiaries have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of the Company’s consolidated financial statements. The significant accounting policies of the Company are described in “Item 7. Critical Accounting Policies” and Note 2 of the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2005, as well as Note 1 to the Company’s consolidated financial statements for the quarter and nine months ended September 30, 2006 contained herein, and along with the disclosures presented in other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgment and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

Forward-Looking Statements

Certain statements included in this interim report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to significant risks and uncertainties. Forward-looking statements include information concerning our future results, interest rates, loan and deposit growth, operations, community bank implementation and business strategy. These statements often included terminology such as “may,” “will,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. As you consider forward-looking statements, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to: the timing of regulatory approvals or consents for new branches or other contemplated actions; the availability of suitable and desirable locations for additional branches; the continuing strength of our existing business, which may be affected by various factors, including but not limited to interest rate fluctuations, level of delinquencies, defaults and prepayments, general economic conditions, competition, and the risks and uncertainties discussed elsewhere and/or set forth from time to time in periodic reports filings and public statements.

You should keep in mind that any forward-looking statements made by the Company speak only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements after the date on which they are made. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this document or elsewhere may not reflect actual results. Our risk factors are discussed in greater detail Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2005 and Item 1A. “Risk Factors” herein.

Comparison of Results of Operations for the Quarters Ended September 30, 2006 and 2005

Income from Continuing Operations. For the quarter ended September 30, 2006, we earned $2.1 million from continuing operations, or $0.28 per basic share and $0.27 per diluted share, as compared to $2.2 million, or $0.34 per basic share and $.33 per diluted share, for the quarter ended September 30, 2005. The decrease in the income was caused by a variety of factors, including higher operating expenses for subaccounting fees due to both increased rates paid on such deposits and higher balances and additional compensation costs associated with the implementation of our community banking strategy, which more than offset increases in net interest income and noninterest income.

Net Interest Income. Net interest income is the difference between interest earned on interest-earning assets and interest incurred on interest-bearing liabilities. The following table presents an analysis of net interest income by each major category of average interest-earning assets and interest-bearing liabilities for the quarters ended September 30, 2006 and 2005, and the resultant yields or costs. Average interest rate information for the quarters ended September 30, 2006 and 2005 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

	Quarter Ended September 30,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Single-family loans	$675,358	$8,495	5.03%	$1,087,429	$11,333	4.17%
Multi-family loans	58,190	874	6.01	76,406	1,132	5.93
Construction loans	31,956	713	8.85	31,624	648	8.13
Commercial real estate loans	94,838	1,579	6.61	36,974	614	6.59
Commercial loans	12,805	245	7.59	7,136	101	5.62
Purchased SBA loans and securities	258,642	4,217	6.47	170,226	2,284	5.32
Originated SBA loans	102,560	2,517	9.74	98,134	1,904	7.70
Land and other loans	20,133	483	9.52	11,088	241	8.62
Mortgage-backed securities	740,185	9,726	5.26	331,792	3,485	4.20
Interest-earning deposits	23,437	306	5.11	19,659	153	3.05
FHLBank stock	41,542	609	5.82	33,208	381	4.55
Total interest-earning assets	2,059,646	29,764	5.76%	1,903,676	22,276	4.67%

Noninterest-earning assets:
Cash	12,834			26,462
Allowance for credit losses	(9,298)			(9,105)
Premises and equipment	19,331			17,921
Other assets	92,563			99,617
Total noninterest-earning assets	115,430			134,895
Total assets	$2,175,076			$2,038,571

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$173	$1	2.29%	$305	$1	1.30%
Money market and NOW accounts	1,074,000	5,771	2.13	939,200	3,169	1.34
Certificates of deposit	52,672	565	4.26	106,119	993	3.71
FHLBank borrowings	643,861	8,269	5.03	599,102	5,482	3.58
Borrowed money and junior subordinated Debentures	72,187	1,654	8.97	78,852	1,593	7.91
Total interest-bearing liabilities	1,842,893	16,260	3.47%	1,723,578	11,238	2.56%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	209,627			211,758
Other liabilities	14,616			5,362
Total noninterest-bearing liabilities	224,243			217,120
Shareholders’ equity	107,940			97,873
Total liabilities and shareholders’ equity	$2,175,076			$2,038,571
	(Dollars in thousands)
Net interest income before provision for credit Losses		$13,504			$11,038
Interest rate spread			2.29%			2.10%
Net interest margin			2.66%			2.35%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.76%			110.45%

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	changes in volume multiplied by prior period rate; and
•	changes in rate multiplied by prior period volume.

For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Quarter Ended September 30,
	2006 vs. 2005
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Single-family loans	$(4,869)	$2,031	$(2,838)
Multi-family loans	(274)	16	(258)
Construction loans	7	58	65
Commercial real estate loans	963	2	965
Commercial loans	100	44	144
Purchased SBA loans and securities	1,367	566	1,933
Originated SBA loans	89	524	613
Land and other loans	215	27	242
Mortgage-backed securities	5,184	1,057	6,241
Interest-earning deposits	34	119	153
FHLBank stock	108	120	228
Total interest-earning assets	2,924	4,564	7,488

Interest-bearing liabilities:
Regular savings	-	-	-
Money Market	507	2,095	2,602
Certificates of deposit	(555)	127	(428)
FHLBank borrowings	436	2,351	2,787
Borrowed money	(138)	199	61
Total interest-bearing liabilities	250	4,772	5,022
Change in net interest income before provision for credit losses	$2,674	$(208)	$2,466

Net interest income before provision for credit losses increased $2.5 million, or 22%, to $13.5 million for the quarter ended September 30, 2006 as compared to $11.0 million for the quarter ended September 30, 2005. Net interest margin increased 31 basis points to 2.66% for the quarter ended September 30, 2006 from 2.35% for the quarter ended September 30, 2005. The increase in net interest income before provision for credit losses was principally attributable to an overall increase in the Company’s average balance of interest-earning assets to $2.06 billion for the quarter ended September 30, 2006 as compared to $1.90 billion for the quarter ended September 30, 2005, as well as the shift in the composition of the interest-earning assets. Associated with our redirection to a community bank franchise, we have increased our outstanding balances of commercial real estate loans, commercial loans and land loans, which carry higher yields than our traditional single family hybrid loan portfolio. In addition, we continue to purchase mortgage backed securities, on which the yield is also above that of single-family loans. During the third quarter we continued to add to our available for sale mortgage backed securities portfolio. These securities have a high credit quality, and low interest rate risk, and provide a modest return to offset a portion of our costs of implementing our community bank strategy.

In comparison to the third quarter for 2005, the Company increased the yield on interest-earning assets 109 basis points to 5.76% for the quarter ended September 30, 2006 as compared to 4.67% for the quarter ended September 30, 2005. The prime rate has increased approximately 150 basis points between the third quarter of 2005 and the third quarter of 2006. The increase in yield on our assets is largely attributable to the general increase in rates. However, the $124 million of community bank and SBA division loan production that we generated during the year to date period have much higher yields than the wholesale assets we had been acquiring in 2005. The effect of the increase in the net interest-earning assets was partially offset by an increase in our average interest-bearing liabilities to $1.84 billion for the quarter ended September 30, 2006 as compared to $1.72 billion at September 30, 2005, and on which we had a 91 basis point increase in the cost of our interest-bearing liabilities to 3.47% for the quarter ended September 30, 2006 as compared to 2.56% for the quarter ended September 30, 2005. The increases in the cost were principally in response to the changes in the short term interest rates upon which many of our interest bearing liabilities are tied.

Historically, we focused on the acquisition of adjustable rate loans, primarily single-family residential loans, at a modest premium, and investment securities, which tended to have lower initial interest rates, but were generally variable rate over a one month to five year period. In 2005, and continuing through the third quarter of 2006, the Company has been utilizing the cash flow from singe-family loans and mortgage backed securities to fund new community bank loans and purchases of mortgage backed securities, at a net price near par value. The strategy of acquiring mortgaged backed securities at prices closer to par reduces the negative earnings impact of expensing premiums at the time of higher repayment activity. These acquisitions have been financed with short term deposits and FHLBank borrowings. As interest rates have increased over the past year, the cost of certain variable rate borrowings have adjusted faster than our variable rate loans and securities. Our balance sheet is slightly liability sensitive for an approximate 12 month period. This means that our current mix of liabilities reprices faster on average than our assets. The impact on the Company would be if rates were to stabilize the growth of community bank loans would likely offset the wholesale single family loans and securities and our interest income would increase prospectively. If short term interest rates increase, the Company would expect to experience modest net interest margin compression over the next year with modest expansion thereafter. Conversely if short term interest rates decline, the Company would expect its net interest margin to expand modestly over the next year, and thereafter experience net interest margin compression. These estimates are dependent upon the amount and length of time that interest rates rise or fall. Over the medium and longer terms we expect the implementation of our community banking strategy will favorably impact our net interest income.

Provision for Credit Losses. The provision for credit losses increased $180 thousand to $230 thousand for the quarter ended September 30, 2006 as compared to $50 thousand for the quarter ended September 30, 2005. The modest increase in the provision was caused by the growth of our community bank loan portfolio. For a discussion of the Company’s allowance for loan losses methodology see “Critical Accounting Estimates - Allowance for Loan Losses”, and as it relates to nonperforming assets, see “Asset Quality—Nonperforming Assets.”

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $520 thousand to $1.8 million for the quarter ended September 30, 2006 as compared to $2.4 million for the quarter ended September 30, 2005. This decrease is consistent with the decline in our servicing portfolio. Our mortgage loan servicing portfolio decreased to an average balance of $1.44 billion for the quarter ended September 30, 2006 as compared to an average balance of $1.94 billion for the quarter ended September 30, 2005. Our average service fee rate (including all ancillary income) of 0.47% for the third quarter of 2006 was two basis points greater than the 0.45% rate for the third quarter of 2005. The Company anticipates loan administration fees will continue to decrease as its servicing portfolio decreases through normal amortization and prepayments.

Brokerage Fees. Brokerage fees represent income earned from brokerage and consulting services performed pertaining primarily to SBA trading fees at First Matrix Investment Services. Brokerage fees were $10 thousand for the quarter ended September 30, 2006 as compared to $510 thousand for the quarter ended September 30, 2005. The decrease was primarily the result of the decision to temporarily suspend the trading activities of First Matrix for the quarter in the acquisition, pooling and sales of SBA securities. Management has concluded that prospectively, the Company will engage in some level of these trading, pooling and sales activities and therefore expects an increase in brokerage fees from current levels.

Custodial and Administration Services. Service fees increased $290 thousand, or 20%, to $1.7 million for the quarter ended September 30, 2006, as compared to $1.4 million for the quarter ended September 30, 2005. The increase is due to continued growth generated by Sterling Trust. Total accounts under administration increased approximately 15.5% to 48,517 accounts at September 30, 2006, as compared to 42,021 at September 30, 2005, and total assets under administration increased to $3.57 billion at September 30, 2006, from $3.06 billion at September 30, 2005. The increase is due to the successful marketing and growth efforts of Sterling Trust.

Real Estate Disposition Services. Real estate disposition services decreased to $0 for the quarter ended September 30, 2006, as compared to $330 thousand for the quarter ended September 30, 2005. The revenue for the quarter ended September 30, 2005 reflected broker commissions earned by MTXC Realty, a subsidiary whose operations were sold effective March 31, 2006 consistent with the Company’s focus on community banking. Prospectively, the Company expects no real estate disposition services revenues.

Gain on Sale of Loans and Securities. Gain on sale of loans and securities was $100 thousand for the quarter ended September 30, 2006, as compared to $360 thousand for the quarter ended September 30, 2005. Gains on sale of loans and securities include gains on the sale of repurchased FHA and VA loans which represent delinquent loans purchased out of loan pools for which Matrix Financial acts as servicer, and then re-sold into the secondary market, as well as gains on the sale of originated SBA and multi-family loans primarily from the portfolio at United Western Bank. Gains on sale of loans and securities can fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, and as market conditions dictate, the particular loan portfolios we elect to sell.

Gain on Sale of Assets. The gain on sale of assets was $290 thousand for the quarter ended September 30, 2006 as compared to $0 for the quarter ended September 30, 2005. The gain for the third quarter of 2006 represents the gain on the sale of a parcel of land owned by the Company in Texas. No such transactions were present in the third quarter of 2005. Gains on the sale of assets fluctuate significantly from quarter to quarter and year to year based on the particular assets we elect to sell.

Other Income. Other income, which includes equity in earnings of unconsolidated subsidiaries, income earned on bank owned life insurance, rental income, fee income related to monetization of and management services provided under the new market tax credits program and other miscellaneous items, increased $1.8 million to $3.3 million for the quarter ended September 30, 2006, as compared to $1.5 million for the quarter ended September 30, 2005. The increase is primarily due to the third quarter of 2006 including a fee of $1.6 million earned from the monetization of $15 million of new markets tax credits, a $120 thousand increase in income from Matrix Tower Holdings, and a $110 thousand increase in our equity earnings from our former subsidiary Matrix Asset Management. Also included in other income is a charge of $180 thousand representing deferred issuance fees charged off in connection with the October 2006 call of the junior subordinated debentures sold to Matrix Bancorp Capital Trust I discussed in Note 12 to the Consolidated Financial Statements herein. Remaining fluctuations are based on the nature of the accounts reflected in other income.

Noninterest Expense. Noninterest expense increased $3.0 million to $17.5 million for the quarter ended September 30, 2006 as compared to $14.5 million for the quarter ended September 30, 2005. This increase was predominantly due to increases in the levels of subaccounting fees at United Western Bank and increases in compensation and benefits due primarily to implementation of our community banking platform.

The following table details the major components of noninterest expense for the periods indicated:

	Quarter Ended
	September 30,
	2006	2005
	(Dollars in thousands)

Compensation and employee benefits	$5,283	$4,216
Amortization of mortgage servicing rights	1,544	2,004
Recovery of impairment on mortgage servicing rights	-	(885)
Occupancy and equipment	1,047	942
Postage and communication	264	259
Professional fees	609	706
Mortgage servicing rights subservicing fees	603	755
Data processing	187	194
Subaccounting fees	5,603	3,609
Other general and administrative	2,354	2,736
Total	$17,494	$14,536

Compensation and employee benefits expense increased $1.1 million, to $5.3 million for the quarter ended September 30, 2006 as compared to $4.2 million for the quarter ended September 30, 2005. This increase is due to costs for employees, including five branch presidents, their teams and a new chief credit executive added at United Western Bank during the first quarter of 2006 to implement the community banking strategy outlined in Item 1--. “Business - New Business Strategy and Name Change” in the Company’s Form 10-K for the year ended December 31, 2005 as well as $170 thousand increase due to the adoption of SFAS 123(R) for share based compensation costs during the quarter.

Amortization of mortgage servicing rights decreased $460 thousand to $1.5 million for the quarter ended September 30, 2006 as compared to $2.0 million for the quarter ended September 30, 2005. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loans within the portfolio. The average balance in our mortgage servicing rights portfolio decreased to $1.44 billion at September 30, 2006 as compared to $1.94 billion at September 30, 2005. Prepayment speeds on our servicing portfolio were 21.0% for the quarter ended September 30, 2006 as compared to 26.9% for the quarter ended September 30, 2005.

There was no additional charge or recovery in the impairment on mortgage servicing rights for the quarter ended September 30, 2006, as compared to an impairment recovery of $885 thousand for the quarter ended September 30, 2005. The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor, among other things, to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows. Based on this evaluation, there was no charge or recovery of the impairment recorded during the quarter ended September 30, 2006. It is not possible to estimate if future impairments or recoveries of those impairments will occur, and further changes in market interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future periods.

Subaccounting fees, which represent fees paid to third parties to service depository accounts on our behalf, are incurred at United Western Bank in respect of custodial and institutional deposits. The $2.0 million increase in the fees paid in the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 was due to a combination of a 200 basis point increase in the interest rates to which the subaccounting fees are related, as well as an increase in the average balance of deposits for which subaccounting fees are incurred. Average deposits subject to subaccounting fees increased $131 million for the quarter ended September 30, 2006 to $1.02 billion from $889 million for the quarter ended September 30, 2005.

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, mortgage servicing rights subservicing fees, data processing costs and other general and administrative expenses, decreased approximately $530 thousand to $5.1 million for the quarter ended September 30, 2006 as compared to $5.6 million for the quarter ended September 30, 2005. The decrease is primarily due to specific items in other general and administrative expenses including recovery of a previously recorded impairment on our held for sale loan portfolio in the amount of approximately $270 thousand, which is included as a reduction of other general and administrative expense. In addition, in the third quarter of 2005 the Company had a charge of approximately $400 thousand in lease termination costs associated with the relocation of the offices of Matrix Financial in Phoenix, Arizona.

The recovery of previously recorded impairment on our held for sale loan portfolio of $270 thousand is net of a recovery related to United Western Bank’s single family loan portfolio of approximately $1 million and a charge incurred of $700 thousand for SBA guaranteed purchased loans. The recovery in value of the single family loan portfolio primarily resulted from the payoff of loans during the quarter that were previously impaired. During the third quarter, management reevaluated its intent with respect to holding the SBA guaranteed purchased loans. Management concluded the loans have little to no credit exposure, are favorable in United Western Bank’s risk based capital ratios, have adjustable interest rates that move with changes in the prime rate are thus a good match for our interest rate risk profile. We concluded that we would keep these loans for the foreseeable future. GAAP requires when loans are transferred from a held for sale classification to a held to maturity classification that such loans be transferred on an individual basis at the lower of cost or market. Our evaluation at September 30, 2006, the date of transfer of these loans resulted in a $700 thousand non cash charge to reduce the recorded investment to fair value.

Income Taxes. Income taxes provision for the quarter ended September 30, 2006 was $906 thousand as compared to a provision of $763 thousand for the quarter ended September 30, 2005. Our effective tax rate was 30.3% for the quarter ended September 30, 2006. The effective tax rate was affected by the level of tax-exempt income at United Western Bank in proportion to the level of net income from continuing operations, as well as utilization of tax credits generated by a subsidiary of United Western Bank.

Comparison of Results of Operations for the Nine Months Ended September 30, 2006 and 2005

Income from Continuing Operations. Income from continuing operations decreased $170 thousand to $6.2 million, or $0.78 per basic share and $0.77 per diluted share, for the nine months ended September 30, 2006 as compared to $6.3 million, or $0.96 per basic share and $0.95 per diluted share for the nine months ended September 30, 2005. Our income for the nine months ended September 30, 2006 includes improved net interest income which has been positively impacted by the new community bank loans funded, offset by an increase in the provision for credit losses, and an increase in operating expenses for subaccounting fees and our investment in our community bank implementation.

Net Interest Income. The following table presents an analysis of net interest income by each major category of average interest-earning assets and average interest-bearing liabilities for the nine months ended September 30, 2006 and 2005, and the resultant yields or costs. Average interest rate information for the nine months ended September 30, 2006 and 2005 have been annualized. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Single-family loans	$754,160	$27,055	4.78%	$1,057,827	$33,306	4.20%
Multi-family loans	62,475	2,764	5.90	70,504	3,093	5.85
Construction loans	28,487	1,923	9.03	32,267	1,856	7.69
Commercial real estate loans	78,523	3,884	6.61	35,198	1,981	7.52
Commercial loans	8,375	446	7.12	8,117	306	5.04
Purchased SBA loans and securities	293,889	14,026	6.38	189,354	7,458	5.27
Originated SBA loans	99,520	6,990	9.39	99,254	5,465	7.36
Land and other loans	17,420	1,215	9.33	10,879	663	8.15
Mortgage-backed securities	628,810	24,034	5.10	250,297	7,834	4.17
Interest-earning deposits	21,846	810	4.89	9,208	187	2.68
FHLBank stock	40,178	1,688	5.62	33,416	1,103	4.41
Total interest-earning assets	2,033,683	84,835	5.57%	1,796,321	63,252	4.70%

Noninterest-earning assets:
Cash	15,915			40,753
Allowance for credit losses	(8,950)			(9,359)
Premises and equipment	17,967			18,366
Other assets	104,234			102,491
Total noninterest-earning assets	129,166			152,251
Total assets	$2,162,849			$1,948,572

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$241	$2	1.11%	$414	$4	1.29%
Money market and NOW accounts	1,023,636	14,376	1.88	848,100	7,937	1.25
Certificates of deposit	63,395	2,027	4.27	138,357	3,431	3.32
FHLBank borrowings	655,547	23,165	4.66	562,316	14,261	3.34
Borrowed money and junior subordinated debentures	73,438	4,844	8.70	78,087	4,765	8.05
Total interest-bearing liabilities	1,816,257	44,414	3.24%	1,627,274	30,398	2.48%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	212,004			220,791
Other liabilities	24,144			4,882
Total noninterest-bearing liabilities	236,148			225,673
Shareholders’ equity	110,444			95,625
Total liabilities and shareholders’ equity	$2,162,849			$1,948,572
Net interest income before provision for credit losses		$40,421			$32,854
Interest rate spread			2.33%			2.22%
Net interest margin			2.67%			2.46%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.97%			110.39%

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to:

•	changes in volume multiplied by prior period rate; and
•	changes in rate multiplied by prior period volume.

For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Nine Months Ended September 30,
	2006 vs. 2005
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
Interest-earning assets:	(Dollars in thousands)
Single-family loans receivable	$(10,458)	$4,207	$(6,251)
Multi-family	(355)	26	(329)
Construction	(233)	300	67
Commercial real estate	2,171	(268)	1,903
Commercial	10	130	140
Purchased SBA loans and securities	4,748	1,820	6,568
Originated SBA loans	15	1,510	1,525
Other loans receivable	445	107	552
Mortgage-backed securities	14,133	2,067	16,200
Interest-earning deposits	389	234	623
FHLBank stock	249	336	585
Total interest-earning assets	11,114	10,469	21,583

Interest-bearing liabilities:
Regular savings	(1)	(1)	(2)
Money Market	1,883	4,556	6,439
Certificates of deposit	(2,213)	809	(1,404)
FHLBank borrowings	2,640	6,264	8,904
Borrowed money	(290)	369	79
Total interest-bearing liabilities	2,019	11,997	14,016
Change in net interest income before provision for credit losses	$9,095	$(1,528)	$7,567

Net interest income before provision for credit losses increased $7.6 million, or 23%, to $40.4 million for the nine months ended September 30, 2006 as compared to $32.8 million for the nine months ended September 30, 2005. Our net interest margin increased 21 basis points to 2.67% for the nine months ended September 30, 2006 from 2.46% for the nine months ended September 30, 2005. The increase in net interest income before provision for credit losses was principally attributable to an overall increase in the Company’s average balance of interest-earning assets to $2.03 billion for the nine months ended September 30, 2006 as compared to $1.80 billion for the nine months ended September 30, 2005. In addition, the Company increased the yield on those interest-earning assets 87 basis points to 5.57% for the nine months ended September 30, 2006 as compared to 4.70% for the nine months ended September 30, 2005. The increase in yield on assets was due to a combination of the increase in yield on our wholesale single family loans and the community bank loans originated in the first nine months of 2006. While the single family loans increased in yield 58 basis points to 4.78% for the first nine months of 2006, compared to 4.20% for the first nine months of 2005, the yield is nevertheless underperforming relative to our original expectations because the loans have repaid much more rapidly than we estimated at the time of purchase.

The effect of the increase in interest income from net interest-earning assets was partially offset by an increase in interest expense due primarily to an increase in the rates paid on interest bearing liabilities and also due to volume. Our average interest-bearing liabilities increased to $1.8 billion for the nine months ended September 30, 2006 as compared to $1.6 billion for the nine months ended September 30, 2005. We incurred a 76 basis point increase in the cost of our interest-bearing liabilities to 3.24% for the nine months ended September 30, 2006 as compared to 2.48% for the nine months ended September 30, 2005. The primary increase in these costs was related to the changes primarily in short term interest rates on which the majority of our interest bearing liabilities are priced. For additional discussion see “Comparison of Results of Operations for the Quarters Ended September 30, 2006 and 2005 - Net Interest Income.”

Provision for Credit Losses. Provision for credit losses increased $1.2 million, to $2.3 million, for the nine months ended September 30, 2006 as compared to $1.1 million for the nine months ended September 30, 2005. The increase was primarily attributable to the Company’s re-evaluation during the first quarter of 2006 of loan loss reserve levels associated with our commercial loan portfolio by our new credit risk management team. The new team revised the estimated loss factors applied to certain commercial loans to reflect their experience with inherent losses in these types of loans. The increase was also due to increases in the balances in the commercial loan portfolio due to new production from our community banking lenders and certain additional provisions related to specific assets that have demonstrated weakening conditions. See additional discussion at “Comparison of Results of Operations for the Quarters Ended September 30, 2006 and 2005 - Provision for Credit Losses.” In addition, for a discussion of the Company’s allowance for credit losses as it relates to nonperforming assets, see “Asset Quality - Nonperforming Assets.”

Loan Administration. Loan administration fees decreased $1.8 million, to $6.1 million for the nine months ended September 30, 2006 as compared to $7.9 million for the nine months ended September 30, 2005. Loan administration fees are affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage servicing portfolio decreased to an average balance of $1.55 billion for the nine months ended September 30, 2006 as compared to an average balance of $2.08 billion for the nine months ended September 30, 2005. The actual service fee rate (including all ancillary income) was unchanged at 0.48% for the nine months ended September 30, 2006 and 2005.

Brokerage Fees. Brokerage fees decreased $940 thousand to $580 thousand for the nine months ended September 30, 2006 as compared to $1.5 million for the nine months ended September 30, 2005. The decrease was for the reasons noted above in “Comparison of Results of Operations for the Quarters Ended September 30, 2006 and 2005 - Brokerage Fees.”

Custodial and Administration Services. Service fees decreased $650 thousand to $5.1 million for the nine months ended September 30, 2006 as compared to $5.7 million for the nine months ended September 30, 2005 primarily due to the decrease caused by the sale of substantially all of the assets of the trust department at United Western Bank in April 2005. Please see additional discussion under “Comparison of Results of Operations for the Quarters Ended September 30, 2006 and 2005 - Custodial and Administration Services.”

Real Estate Disposition Services. Real estate disposition services income decreased $1 million to $170 thousand for the nine months ended September 30, 2006 as compared to $1.2 million for the nine months ended September 30, 2005. This decrease was for the reasons noted above in “Comparison of Results of Operations for the Quarters Ended September 30, 2006 and 2005 - Real Estate Disposition Services.”

Gain on Sale of Loans and Securities. Gain on sale of loans and securities decreased $1.1 million to $490 thousand for the nine months ended September 30, 2006 as compared to $1.6 million for the nine months ended September 30, 2005. Gain on the sale of loans and securities can fluctuate significantly from quarter-to-quarter and from year-to-year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan portfolios available in the market, the type of loan and securities portfolios we purchase and the particular loan and securities portfolios we elect to sell. Please see additional discussion under “Comparison of Results of Operations for the Quarters Ended September 30, 2006 and 2005 - Gain on Sale of Loans and Securities.”

Gain on Sale of Assets. The gain on sale of assets of $420 thousand for the nine months ended September 30, 2006 represents the gain on sale of certain assets and operations of MTXC Realty Corp sold in the first quarter for a gain of $100 thousand and the sale of land in Texas in the third quarter upon which we realized a gain of $290 thousand. The gain on sale of assets of $300 thousand for the nine months ended September 30, 2005 represents the gain on sale of United Western Bank’s trust department assets and operations as part of the sale of our interest in Matrix Settlement and Clearance Services, LLC which closed April 30, 2005.

Litigation Settlements. The litigation settlements of $2.6 million for the nine months ended September 30, 2006 represent three settlements received, one at United Western Bank and two at Matrix Financial in the first half of 2006. We had no such settlements in the nine months ended September 30, 2005.

Other Income. Other income increased $2.6 million to $6.5 million for the nine months ended September 30, 2006 as compared to $3.9 million for the nine months ended September 30, 2005. Please see the discussion under “Comparison of Results of Operations for the Quarters Ended September 30, 2006 and 2005 - Other Income.”

Noninterest Expense. Noninterest expense increased $6.6 million, or 14.7%, to $51.4 million for the nine months ended September 30, 2006 as compared to $44.8 million for the nine months ended September 30, 2005. This increase was primarily due to increases in the levels of subaccounting fees and compensation and benefits, was partially offset by a decrease in the level of amortization of our mortgage servicing rights. The following table details the major components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)

Compensation and employee benefits	$16,173	$13,872
Amortization of mortgage servicing rights	4,610	6,130
Recovery of impairment on mortgage servicing rights	(276)	(830)
Occupancy and equipment	3,168	2,924
Postage and communication	814	923
Professional fees	1,743	1,881
Mortgage servicing rights subservicing fees	1,923	2,351
Data processing	627	706
Subaccounting fees	15,371	9,460
Other general and administrative	7,216	7,370
Total	$51,369	$44,787

Compensation and employee benefits increased $2.3 million, or 16.6%, to $16.2 million for the nine months ended September 30, 2006 as compared to $13.9 million for the nine months ended September 30, 2005. Of this increase, $390 thousand is due to the adoption of SFAS 123(R) for share based compensation costs. Please see the additional discussion under “Comparison of Results of Operations for the Quarters Ended September 30, 2006 and 2005—Noninterest Expense.”

Amortization of mortgage servicing rights decreased $1.5 million, or 24.8%, to $4.6 million for the nine months ended September 30, 2006 as compared to $6.1 million for the nine months ended September 30, 2005. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loan portfolio. The decrease is due to a decrease in the average balance of our mortgage servicing rights to $1.55 billion at September 30, 2006 as compared to $2.08 billion at September 30, 2005, offset slightly by a decrease in prepayment speeds on our servicing portfolio to an average of 22.1% for the nine months ended September 30, 2006 as compared to 23.6% for the nine months ended September 30, 2005. Please see the additional discussion under “Comparison of Results of Operations for the Quarters Ended September 30, 2006 and 2005—Noninterest Expense.”

Recovery of impairment of mortgage servicing rights reflects a recovery of $280 thousand for the nine months ended September 30, 2006, as compared to a recovery of $830 thousand for the nine months ended September 30, 2005. These amounts vary from period to period based on the underlying fair value of the mortgage servicing rights and the requirement to record such balances at the lower of cost or market. Please see discussion under “Comparison of Results of Operations for the Quarters Ended September 30, 2006 and 2005 - Noninterest Expense.”

Subaccounting fees, which represent fees paid to third parties to service depository accounts on our behalf, are incurred at United Western Bank for custodial and institutional deposits. The fees increased $5.9 million, or 62.5%, to $15.4 million for the nine months ended September 30, 2006 as compared to $9.5 million for the nine months ended September 30, 2005. This increase was consistent with the increase noted above in “Comparison of Results of Operations for the Quarters Ended September 30, 2006 and 2005 - Noninterest Expense.”

The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication expense, professional fees, mortgage servicing rights subservicing fees, data processing and other general and administrative expenses, decreased $700 thousand to $15.5 million for the nine months ended September 30, 2006 as compared to $16.2 million for the nine months ended September 30, 2005. Please see the discussion under “Comparison of Results of Operations for the Quarters Ended September 30, 2006 and 2005—Noninterest Expense.”

Income Taxes. Provision for income taxes is $2.5 million for the nine months ended September 30, 2006 as compared to $2.8 million for the nine months ended September 30, 2005. Our effective tax rate is 29.0% for the nine months ended September 30, 2006, compared to 30.7% for the nine months ended September 30, 2005. The effective tax rates were affected by the level of tax-exempt income in proportion to the level of net income from continuing operations, and the utilization of tax credits generated by a subsidiary of United Western Bank. The net tax exempt income was approximately $690 thousand and $710 thousand for the nine months ended September 30, 2006 and 2005, respectively. Tax credits utilized were approximately $550 thousand and $290 thousand for the nine months ended September 30, 2006 and 2005, respectively.

Asset Quality

Loan Portfolio
Beginning with the quarter ended September 30, 2006, we have elected to provide additional information concerning the details of our loan portfolio and asset quality information. As such, certain amounts shown below are either included for the first time or were reclassified from previous quarterly reports. Presented below is our loan portfolio including both loans held for sale and loans held for investment:

	September 30,	December 31,	September 30,
	2006	2005	2005
	(Dollars in thousands)
Residential mortgage loans	$653,185	$885,740	$1,035,757
Commercial and CRE loans	329,573	252,583	251,429
School financing	-	24,038	20,590
Guaranteed SBA loans	169,970	200,778	73,009
Consumer loans	1,277	243	366
Total loans	$1,154,005	$1,363,382	$1,381,151

Residential mortgage loans have declined $233 million during the nine months ended September 30, 2006 due principally to payoff. Commercial real estate and commercial loans have increased $77 million, net of repayments due to the efforts of our community banking implementation strategy. The school financing loan portfolio was sold as discussed in footnote 3. “Discontinued Operations - Sale of ABS School Services, LLC.”

Nonperforming Assets

As part of our asset quality function, we monitor nonperforming assets on a monthly basis. Nonperforming assets consist primarily of nonaccrual loans and foreclosed real estate (REO). Loans are placed on nonaccrual when full payment of principal or interest is in doubt or when they are past due 90 days as to either principal or interest. Foreclosed real estate arises primarily through foreclosure on mortgage loans owned. The following table sets forth our nonperforming assets as of the dates indicated:

	September 30,	December 31,	September 30,
	2006	2005	2005
	(Dollars in thousands)
Nonaccrual residential mortgage loans	$6,376	$8,903	$8,842
Nonaccrual commercial and CRE loans	7,634	3,538	5,147
Nonaccrual school financing	-	247	270
Nonaccrual guaranteed SBA loans	2,822	4,206	4,372
Nonaccrual consumer loans	-	-	10
Total nonperforming nonaccrual loans	16,832	16,894	18,641
REO	4,207	4,526	3,482
Total	$21,039	$21,420	$22,123

We accrue for interest on government sponsored loans such as FHA insured and VA guaranteed loans that are past due 90 or more days, as generally the majority of the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government sponsored accruing loans that were past due 90 or more days were $7.9 million, $11.0 million and $10.3 million at September 30, 2006, December 31, 2005 and September 30, 2005, respectively.

	September 30,	December 31,	September 30,
	2006	2005	2005

Total nonaccrual residential mortgage loans to total residential mortgage loans	0.98%	1.01%	0.85%

Total nonaccrual commercial and CRE loans to total commercial and CRE loans	2.32%	1.40%	2.05%

Total nonaccrual guaranteed SBA loans to total guaranteed SBA loans	1.66%	2.09%	5.99%

Total nonaccrual loans to total loans	1.46%	1.24%	1.35%

Total nonaccrual loans and REO to total assets	0.95%	1.03%	1.09%

Total allowance for loan losses to total loans	0.80%	0.73%	0.79%

Nonaccrual residential mortgage loans as a percentage of total residential mortgage loans were 0.98% at September 30, 2006, 1.01% at December 31, 2005, and 0.85% at September 30, 2005. The nonaccrual residential mortgage loans declined approximately $2.5 million as compared to December 31, 2005. This decline was almost entirely due to loans foreclosed and transferred to REO. At September 30, 2006, the composition of nonaccrual loans is borrower specific and does not appear to be due to any specific conditions, such as concentrated geographically, or in a loan type such as interest only loans that affect the remainder of the portfolio. The Company does not own whole loans that allow for negative amortization.

The nonaccrual commercial real estate and commercial loans at September 30, 2006 increased to 2.32% of the commercial portfolio as compared to 1.40% of the commercial portfolio at December 31, 2005. With regard to the nonaccrual commercial real estate and commercial loans, the balance of these loans in nonaccrual status increased to $7.6 million at September 30, 2006 as compared to $3.5 million at December 31, 2005. The increase in nonaccrual commercial real estate and commercial loans is principally related to two construction loan relationships one of which is considered impaired at September 30, 2006. Our credit risk professionals are working diligently with the borrowers to maximize our realization of these assets.

The nonaccrual status school financing loans were sold as a part of the sale of ABS School Services. The balance of these loans in nonaccrual status was $250 thousand at December 31, 2005 and $270 thousand at September 30, 2005.

Nonaccrual guaranteed SBA loans represent the guaranteed portion of SBA 7a loans. The balance of these loans is realized from liquidation of the collateral or directly from a claim on our guarantee with the SBA. There has historically been little to no risk of loss on these assets. The allowance for credit losses for guaranteed SBA loans is for purchase premiums on such loans that are not guaranteed.

See further discussion of the nonaccrual commercial loans in “Item 7. - Asset and Liability Management-Nonperforming Assets” in the Company’s Form 10-K for the year ended December 31, 2005.

Allowance for Credit Losses
The table below provides a breakout of the allowance for loan and lease losses by loan type:

	September 30,	December 31,	September 30,
	2006	2005	2005
	(Dollars in thousands)
Residential mortgage loans	$2,517	$3,589	$3,942
Commercial and CRE loans	6,570	4,507	4,914
School financing loans	-	1,791	1,911
Guaranteed SBA loans	81	99	73
Consumer loans	28	11	15
Total allowance of nonperforming loans	$9,196	$9,997	$10,855

The following table presents the allowance for credit losses by loan type as a percentage of the nonaccrual loans for the particular loan type for the period indicated:

	September 30,	December 31,	September 30,
	2006	2005	2005

Total residential mortgage loans allowance to nonaccrual residential mortgage loans	39.48%	40.31%	44.58%

Total commercial and CRE loans allowance to nonaccrual commercial and CRE loans	86.06%	127.39%	95.47%

Total guaranteed SBA loans allowance to nonaccrual guaranteed SBA loans	2.87%	2.35%	1.67%

Ratio of allowance for credit losses to total nonaccrual loans	54.63%	59.17%	58.23%

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

The residential mortgage loan allowance to total nonaccrual residential mortgage loans has declined in the three periods presented. This decline is due to the resolution, primarily related to foreclosure and transfer to REO of certain loans that were identified as having greater than normal credit exposure for which we had allocated greater levels of allowance.

The commercial loan allowance to nonaccrual commercial loans is 86% at September 30, 2006, compared to 127% at December 31, 2005 and 95% at September 30, 2006. The fluctuation is related to the increase in nonaccrual loans at September 2006 relative to December 2005 for which management believes the reserve levels are adequate.

The following table presents the composition of the allowance for credit losses by loan type as a percentage of the total allowance for credit losses for the period indicated:

	September 30,	December 31,	September 30,
	2006	2005	2005

Residential mortgage loans	27.3%	35.9%	36.3%
Commercial and CRE loans	71.5%	45.1%	45.3%
School financing loans	0.0%	17.9%	17.6%
Guaranteed SBA loans	0.9%	1.0%	0.7%
Consumer loans	0.3%	0.1%	0.1%
	100%	100%	100%

Liquidity and Capital Resources

Liquidity is our ability to generate funds to support asset growth, satisfy disbursement needs, maintain reserve requirements and otherwise operate on an ongoing basis.

In December 2005, as noted in Item 1. “Private Placement and Tender Offer”, the Company raised funding through the private placement of our common stock and utilized the proceeds to conduct the issuer tender offer to purchase shares of our common stock, which tender was completed on January 23, 2006.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity. Historically, the majority of the dividend payments have been made by United Western Bank. However, based on the adequacy of the liquidity position of the Company, United Western Bank has not made a dividend payment to the Company since 2003. Absent these dividend payments, the Company is utilizing its current cash resources and may utilize the line of credit on its bank stock loan, as discussed in Note 11 to the financial statements herein, as needed, to meet its own and the other subsidiaries financial obligations. As of September 30, 2006, the entire amount of the line of credit of $12.0 million was available. The line of credit was effective June 30, 2006, and matures June 30, 2007. There can be no assurance that the revolving line will be renewed at that time or that its terms will be modified, or any new revolving line of credit facilities entered into.

The Board of Directors of United Western Bank has established an asset/liability management committee that has developed policies and procedures to manage the liquidity position of United Western Bank. Management of liquidity takes into account our ability to honor outstanding loan commitments, meet depositor withdrawal requirements, purchase investment securities and pay our liabilities in the normal course of business in accordance with their terms. The liquidity needs of United Western Bank are expected to be met primarily through community bank branch deposits, institutional deposits and custodial escrow deposits, as well as through borrowings from the FHLBank. Contractual loan payments, contractual security repayments and net deposit inflows are generally a predictable source of funds, while loan and security prepayments and loan sales are significantly influenced by general market interest rates and economic conditions. At September 30, 2006, United Western Bank had overnight and term borrowings of $645 million and unused borrowing capacity of $254 million from the FHLBank of Topeka and Dallas. In addition, approximately $140 million of investment securities could be utilized to provide additional liquidity. United Western Bank also utilizes brokered deposits as a tertiary source of liquidity as needed. The balance of brokered deposits at September 30, 2006 was $25.8 million.

As of September 30, 2006, United Western Bank was a well capitalized institution. The following table indicates United Western Bank’s regulatory capital ratios:

	September 30, 2006
	Core Capital	Risk-Based Capital
	(Dollars in thousands)
Shareholder’s equity/GAAP capital	$143,244	$143,244
Disallowed assets	(1,059)	(1,059)
Unrealized gain on available for sale securities	(140)	(140)
Additional capital items:
Allowance for credit losses	-	6,546
Low-level recourse and residual interests	-	(577)
Regulatory capital as reported to the OTS	142,045	148,014
Minimum capital requirement as reported to the OTS	87,291	75,108
Regulatory capital - excess	$54,754	$72,906
Capital ratios	6.51%	15.77%
Well capitalized requirement	5.00%	10.00%

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

During the quarter ended September 30, 2006, the Company sold the United Western Financial Center, a high-rise office tower located in downtown Denver, Colorado. See Note 15 to the Consolidated Financial Statements herein for additional information. Accordingly, the lease commitments disclosed in Note 19 to the Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2005 have been revised.

See Notes 9 and 10 to the Consolidated Financial Statements herein for detail on the balances of deposit liabilities and FHLBank borrowings as of September 30, 2006.

See Note 11 to the Consolidated Financial Statements herein for detail on our debt facility with an unaffiliated third party entered into effective June 30, 2006. The previously outstanding term debt facility with another unaffiliated third party was paid off in full on June 30, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended September 30, 2006, there were no material changes to the quantitative and qualitative disclosures about market risk previously reported in the Annual Report contained in the Company’s Form 10-K for the year ended December 31, 2005. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management - Risk Sensitive Assets and Liabilities” and Item 1. “Business Mortgage Servicing Activities - Hedging of Servicing Rights” in the Company’s Form 10-K for the year ended December 31, 2005 for a detailed discussion.

Item 4. Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(b) of the Securities Exchange Act of 1934. As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of September 30, 2006 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time period required by the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

As previously reported, Sterling Trust, United Western Bancorp, United Western Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. were named as defendants in an action filed in December 2001 styled Heraclio A. Munoz, et al. v. Sterling Trust Company, et. al. that was pending in Superior Court of the State of California.  The complaint sought class action status, requested unspecified damages and alleged negligent misrepresentation, breach of fiduciary duty and breach of written contract on the part of Sterling Trust.  In the fourth quarter of 2005, Sterling Trust was granted summary judgment as to all claims against it by the plaintiffs.  In April of 2006, the court granted Sterling Trust’s motion for summary judgment, dismissing Sterling Trust, United Western Bancorp, United Western Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. from the action.  On September 27, 2006, the plaintiffs filed a Notice of Appeal with the California Superior Court. In the event the plaintiffs pursue the appeal, the Company believes it has meritorious defenses and will continue to defend the matter vigorously.  The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

Matrix Financial was named in March 2004 as a defendant in a putative class action lawsuit styled Monica Thigpen v. Matrix Financial Services Corporation filed in the United States Bankruptcy Court for the Southern District of Alabama.  The plaintiff claims that Matrix Financial filed an improper and false affidavit in connection with plaintiff’s Chapter 13 bankruptcy proceeding because the signature page of the affidavit was executed separate and apart from the other pages, and has asked the Court to award the plaintiff actual damages, punitive damages, injunctive relief, attorney’s fees and other relief as may be appropriate.  In January 2006, the Plaintiff withdrew her Motion for Class Certification, but indicated that she would continue to pursue her claim individually.  On July 20, 2006, the United States Bankruptcy judge assigned to the lawsuit signed an order approving a settlement agreement previously entered into between the parties.  On September 11, 2006 the plaintiff and the defendant filed a joint stipulation for dismissal with prejudice of the lawsuit thereby formally dismissing the case.

See Item 3. “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2005 for further detailed discussion regarding these and other legal matters.

Item 1A. Risk Factors

During the quarter and nine months ended September 30, 2006, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company’s Form 10-K for the year ended December 31, 2005. See Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2005 for a detailed discussion.

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plan (1)	Maximum Number of Shares that may yet be purchased under the Plan
January 1 through January 31, 2006	4,184,277	$19.00	4,184,277	0
February 1 through September 30, 2006	-	-	-	0
Total	4,184,277	$19.00	4,184,277	0

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

UNITED WESTERN BANCORP, INC.

Dated: November 10, 2006	/s/ Scot T. Wetzel
Scot T. Wetzel President and Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2006	/s/ William D. Snider
William D. Snider Chief Financial Officer (Principal Financial Officer)
Title

Dated: November 10, 2006	/s/ Benjamin C. Hirsh
Benjamin C. Hirsh Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

*31.1	Certification by Scot T. Wetzel pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by William D. Snider pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	Certification by Benjamin C. Hirsh pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.3	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.