Form 10-K
period 2006-12-31
UNITED WESTERN BANCORP INC
filed 2007-03-16
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 0-21231
UNITED WESTERN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1233716 (I.R.S. Employer Identification No.)

700 17th Street, Suite 2100, Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)
Registrant’s telephone number, including area code: (303) 595-9898
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share
Preferred Share Purchase Rights
(Title of class)
Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of March 9, 2007, 7,256,573 shares of common stock were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price of such stock on the NASDAQ National Market on June 30, 2006 was $124,925,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 17, 2007 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business
United Western Bancorp, Inc.
General. United Western Bancorp, Inc., headquartered in Denver, Colorado, is a unitary thrift holding company. The words “United Western Bancorp,” “us,” “we,” or the “Company” refer to United Western Bancorp, Inc. and its wholly-owned subsidiaries, unless we indicate otherwise. Through our principal subsidiary, United Western Bank, we are focused on developing our community-based banking network by strategically positioning branch locations across Colorado’s Front Range market. This area spans the Eastern slope of Colorado’s Rocky Mountains — from Pueblo to Fort Collins, and includes the metropolitan Denver marketplace. As of December 31, 2006, we had two open locations in the metropolitan Denver marketplace (downtown Denver and Boulder). In January 2007 we opened a third branch in the Cherry Creek area of Denver. We have also opened a community bank loan production office in Fort Collins and are building a permanent facility near that location. We are already executing our plans to open a bank branch in each of the Denver Tech Center and Longmont late in 2007 and in 2008, respectively. United Western Bank plans to grow its network to an estimated five to ten community bank locations over the next three to five years.
United Western Bancorp, Inc. was incorporated in Colorado in June 1993. Until September 9, 2006, we were known as “Matrix Bancorp, Inc.” The trading symbol for our common stock on the NASDAQ Global Market is “UWBK.”
Establishment of Community Banking Identity
Until December 9, 2005, the Company operated as a specialized wholesale bank with a clear de-emphasis on community banking operations or assets. On that date, we began the process of implementing our new business strategy, including the development of a branch network within the Colorado Front Range market and the building of a community bank balance sheet of bank loan and deposit products. The first step in this process was for the Company to complete a private offering of 5,120,000 shares of our common stock at $19.00 per share. In the private offering, we raised aggregate gross proceeds of $97 million, less placement agent fee and other costs of $10 million. The net funds raised in the private placement were then used to conduct an issuer tender offer to purchase previously outstanding shares of our common stock at $19.00 per share. By January 23, 2006, the Company had completed the tender offer, repurchasing 4,184,277 common shares for $79.5 million. After the tender offer, we had 7,556,573 shares of common stock outstanding. The purpose of the issuer tender offer was to reduce the insider ownership and ultimately increase the market float of our common stock.
Concurrently with the completion of the private offering, our former Co-Chief Executive Officers resigned from the Company, and our new executive management team was appointed by our Board of Directors. Accordingly, in addition to the costs of the private offering noted above, we also incurred approximately $7.9 million in expenses for severance, option buy-outs and other compensation related costs.
Our new executive management team has significant community banking expertise and extensive knowledge of, and relationships in, the Colorado Front Range market. Under their direction and leadership, the Company is implementing our new business strategy, including developing a branch network within such market and building a balance sheet of traditional community bank loan and deposit products.
Shareholder Value Strategies
In addition to their long term commitment to transition United Western Bank to a traditional community bank focused on the Colorado Front Range market, management executed a series of shareholder value enhancement strategies during 2006 including following:
•
During the year, we earned fees of approximately $2.2 million for outright monetization of the $45 million of New Market Tax Credits awarded to the Company in 2004 and we deployed approximately $21 million of such credits into United Western Bank.

•
During the quarter ended September 30, 2006, we sold the United Western Financial Center, a high-rise office tower located in downtown Denver, Colorado, for cash to a third party. We realized a net deferred economic gain of $11.2 million on this sale. Concurrently with the sale, we leased back office space in the building for a 10 year period. In accordance with FASB Statement No. 98, the Company will recognize the gain over the 10-year term of the lease at an anticipated rate of approximately $1.1 million annually, as a reduction in lease expense. This $1.1 million annual deferred gain amortization is substantially offset by the rental income that was previously earned by Matrix Tower Holdings, LLC. Therefore, although the building was sold and rental receipts will no longer be reflected in future periods, the impact on future operating results is positive.

•	In the fourth quarter 2006, we realized a gain of $2.7 million from the exercise of our put option with respect to our remaining 25% ownership interest in Matrix Asset Management, LLC.

•
During the first half of 2006, we divested certain non-core subsidiaries, including a sale of the assets of Matrix Bancorp Trading, from which we realized a gain included in income from discontinued operations of $3.9 million, and MTXC Realty, from which we realized a gain included in gain on sale of assets of $100,000, and the sale of ABS School Services, LLC, from which we realized a loss included in income from discontinued operations of $1 million.

Business Strategy
As previously noted, our management team is currently directing the conversion of our wholesale banking operations to a traditional community bank business. In that process, however, we are capitalizing on portions of our existing infrastructure including our institutional deposit base and runoff from existing wholesale assets to fund the expansion into community branch banking. Our objective is to increase shareholder and franchise value by: (i) expanding our community banking and lending activities through the recruitment of experienced community bankers who are knowledgeable and well-known in the Colorado Front Range market, (ii) the development of a branch network within such market, and (iii) the building of a balance sheet consisting of traditionally originated loan and deposit products.
Over the next several years, through the efforts of the Board of Directors, management and our employees, we expect United Western Bank to become more of a traditional community bank. We plan to develop a service-oriented, responsive, energetic, business bank that serves the community in which our management team and employees work and live. Our focus, which historically was transactional and institutional, has changed and now emphasizes local banking relationships. We plan to open new locations approximately every six months until we have opened at least five and as many as 10 locations.
Management has focused the Company on building a brand name, maintaining strong asset quality through stringent underwriting standards, limiting interest rate risk through the origination of shorter-term and adjustable rate assets, and exploring other means to enhance our shareholders’ value. Management will also continue to evaluate our business operations and performance and may consider the sale of other non-core business lines, operations or assets if they believe that such sales are in our best interests or would enhance shareholder value.
The Subsidiaries
Our core business operations are conducted through operating subsidiaries as described below.
United Western Bank. United Western Bank (“United Western Bank” or the “Bank”) is a federal savings bank that originates commercial real estate, commercial, residential and commercial construction and development, multifamily, single tenant and consumer loans. Within certain of these loan types, the Bank also originates Small Business Administration loans under section 7(a) of the Small Business Act (“7(a) loans”) and section 504 of the Small Business Investment Act (“504 loans”) and loans through the utilization of New Market Tax Credits. United Western Bank also offers personal and business depository banking, as well as trust and treasury services.
In 2002, a subsidiary of United Western Bank, Matrix Tower Holdings, LLC, purchased a high rise building in downtown Denver to be the headquarters building of the Bank and the Company. In September 2006, Matrix Tower Holdings sold the building but the Company and the Bank have leased back space in the building, which remains their headquarters today. See the discussion above in “Shareholder Value Strategies.”

At December 31, 2006, United Western Bank had total assets of $2.14 billion, deposits including custodial escrow balances of $1.41 billion, community bank loans of $401 million, and capital of $147 million. The Bank’s deposit base consists of the noninterest-bearing custodial escrow deposits related to the residential mortgage loan portfolio serviced by Matrix Financial Services Corporation, the interest-bearing NOW and money market accounts administered by Sterling Trust Company and the deposits resulting from transactions in which United Western Bank acts as the clearing bank for clients of a former joint venture partner, Matrix Settlement and Clearance Services, LLC now known as MG Colorado Holdings, Inc. These deposits, as well as other institutional deposits comprise $1.27 billion of the total deposits at the Bank.
Sterling Trust Company. Sterling Trust Company (“Sterling”) headquartered in Waco, Texas, is a Texas non-bank trust company specializing in the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. As of December 31, 2006, Sterling administered approximately 50,600 accounts, with assets under administration of approximately $3.8 billion. As of December 31, 2006, approximately $370 million of the $3.8 billion represented deposits held at United Western Bank.
Matrix Financial Services Corporation. Matrix Financial Services Corporation (“Matrix Financial”), a wholly-owned subsidiary of United Western Bank, services, through a third party subservicer, acquired mortgage servicing rights on a nationwide basis through purchases in the secondary market and retention of originated mortgage servicing rights. As of December 31, 2006, Matrix Financial was responsible for servicing approximately 23,700 borrower accounts representing $1.32 billion in principal balances. As a servicer of mortgage loans, Matrix Financial generally is required to establish custodial escrow accounts for the deposit of borrowers’ payments. These custodial accounts are maintained at United Western Bank. At December 31, 2006, the custodial escrow accounts related to our servicing portfolio maintained at United Western Bank were $24.1 million. Currently, there are no plans to expand the operations of Matrix Financial.
First Matrix Investment Services Corp. First Matrix Investment Services Corp., (“First Matrix”), is registered with the National Association of Securities Dealers (“NASD”) as a fully disclosed broker-dealer, with its headquarters in Denver, Colorado. First Matrix brokers the sale of fixed income securities to institutional clients and focuses on the acquisition, brokering, securitization and sale of SBA loans and loan pools and interest only strips associated with the SBA loans and loan pools. SBA loans are acquired by United Western Bank through the brokerage activities of First Matrix.
Please see Note 26 to the consolidated financial statements for further financial information about our segments.
Lending Activities
General. United Western Bank’s lending activities are principally comprised of originated community bank loans and purchased wholesale loans. Community bank loans consist of commercial real estate, residential and commercial construction and development, commercial and consumer. Commercial real estate loans are also originated by the Bank’s SBA division, which originates conventional 504 loans and 7(a) loans. In addition, United Western Bank is the 99.99% owner of two operating subsidiaries, Community Development Funding I, LLC and Charter Facilities Funding IV, LLC, respectively. These two limited liability companies have originated loans under the New Market Tax Credit program discussed below. Purchased wholesale loans consist principally of single-family mortgage loans, which the Company has not purchased since September 2005, and purchased guaranteed portions of SBA 7(a) loans, of which the Company purchased less than $2 million in 2006.
The majority of the loans the Bank originates are variable rate and generally fluctuate with the prime rate as published in the Wall Street Journal or with LIBOR. The Bank also will make some fixed rate loans. The pricing of its loan products is impacted by the competitive environment in which the Bank operates.
United Western Bank manages the risks of its community bank lending in a number of ways. First, loan approvals are stepped by size to committees and ultimately to the board of directors of the Bank. Business development and underwriting are separate business functions; and loan policies set exposure and concentration limits by borrower, loan type, and geographic area. Loan policies give specific direction on loan types. See additional discussion of risk management related to lending activities at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Loan Portfolio”, “Asset Quality” and “Allowance for Credit Losses” in this report.

Community Bank Lending
Commercial Real Estate Lending. United Western Bank originates commercial real estate loans that are generally secured by one or more of the following kinds of properties: multifamily residential property, owner and non-owner occupied commercial and industrial property, and single tenant property. These loans also include SBA 504 loans and 7(a) loans. The loans are generally made at variable rates that change daily or quarterly based on changes in the prime rate or LIBOR, although some are made at fixed rates. Terms of up to 25 years are offered primarily on SBA loans, but most loans are structured with a balloon payment at the end of approximately five years or amortize over a period of up to 10 years. In deciding whether to make a commercial real estate loan, the Bank considers, among other things, the experience and qualifications of the borrower as well as the value and anticipated cash flow of the underlying property. Some additional factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s free cash flow to debt service requirements), the ratio of the loan amount to the appraised value and cost, and the recourse to the overall creditworthiness of the prospective borrower. The Bank’s commercial real estate loans typically range in size from $100,000 to $15 million, which is below the Bank’s legal lending limit of approximately $23 million.
Commercial real estate lending typically involves higher principal amounts than certain other types of loans and the repayment of the loans generally is dependent, in large part, on the successful operations of the property collateralizing the loan or the business conducted on the property collateralizing the loan. These loans may therefore be more adversely affected by conditions in the real estate markets or in the economy in general. For example, if the cash flow from the borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. In addition, many commercial real estate loans are not fully amortized over the loan period, but have balloon payments due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or complete a timely sale of the underlying property.
Residential and Commercial Construction and Development Lending. United Western Bank provides construction and development loans for the development of land and vertical construction of condominiums, one-to-four family, and multifamily residences. Loans are also provided for the development of land and vertical construction for retail and other commercial purposes. Land development loans share many of the same risks as discussed above with commercial real estate loans. Construction lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value and loan-to-cost ratios. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in large part, on the success of the completion of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraisal of the value of the completed project proves to be overstated, the Bank may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Accordingly, the Bank generally requires the personal guaranty of the borrower on residential and commercial construction and development lending.
Commercial Lending. United Western Bank makes commercial loans to small and middle market businesses. The borrowers tend to be privately owned and are generally service providers, long-term health care operators, distributors, and manufacturers. The loan products offered are primarily working capital and term loans and lines of credit that help customers finance accounts receivable, inventory and equipment. These loans are typically guaranteed by the owners of the business. The collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent upon the ability of the borrower to collect the amounts due from its customers. Accordingly, the Bank makes commercial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Generally commercial loans are made at variable rates that fluctuate with the prime rate.
Small Business Administration Lending. In May 2006, the Bank’s SBA division was named to participate nationally in the preferred lenders program (“PLP”) of the United States Small Business Administration. Previously, United Western Bank was a PLP participant across six designated districts including Colorado, Idaho, Arizona, Texas, Oregon and Washington. With the elevation to national PLP status, United Western Bank is now able to participate in the PLP nationally, which encompasses 68 districts spanning 50 states. The Bank originates SBA 504 loans and 7(a) loans. Under the SBA 504 program, the Bank provides, in conjunction with a Certified Development Company (“CDC”), a conventional loan collateralized by a first lien on commercial real estate or equipment. The

SBA 504 program provides for an SBA guarantee of debentures issued for up to a maximum of 40% of the eligible project costs, which is subordinated to the primary mortgage originated by the Bank. Under the SBA’s 7(a) Program, loans in excess of $150,000 and up to $2,000,000 are guaranteed 75% by the SBA. Generally, this guarantee may become invalid only if the loan does not meet the SBA underwriting, documentation, and servicing guidelines. Loans under $150,000 are guaranteed 85% by the SBA. SBA 7(a) loans, collateralized by real estate, have terms of up to 25 years, while loans collateralized by equipment and working capital have terms of up to 10 years and 7 years, respectively. A minimum down payment of 10% is required on most 7(a) loans, but a larger down payment may be required when the real estate collateral consists of a special purpose or single use property such as a motel or service station.
New Market Tax Credits Lending. New Market Tax Credits (“NMTC”) are awarded under a program administered by the Community Development Financial Institutions Fund a division of the United States Department of Treasury. The NMTC Program permits taxpayers/investors to claim a credit against federal income taxes for each qualified equity investment (QEI) made to a designated community development entity. The investor receives a 39% tax credit over a seven year period, in the amount of 5% in years one through three, and 6% in years four through seven. In 2004, United Western Bank acquired $4.914 million tax credits through a $12.6 million qualifying equity investment it made to a 99.99% owned subsidiary, Community Development Funding I, LLC (“CDF I”). CDF I used the investment proceeds to originate loans eligible under the NMTC program through the Bank. On December 30, 2005, the Bank invested $11.0 million in Charter Facilities Funding IV, LLC, a 99.99% owned subsidiary of the Bank and received tax credits of $4.29 million. Charter Facilities Funding IV, LLC used the investment proceeds to originate loans eligible under the NMTC program through the Bank On December 26, 2006, the Bank made an additional investment of $10 million to Charter Facilities Funding IV, LLC, making the Bank eligible for an additional $3.9 million of tax credits. The additional investment proceeds are being used to make eligible NMTC loans through the Bank. At December 31, 2006, the Bank has $25.8 million of New Market Tax Credits loans outstanding and is required to make additional New Market Tax Credit loans of $2.8 million prior to December 2007 to avoid tax credit recapture. New Market Tax Credit loans are generally commercial real estate loans in designated community development areas (low-income areas) made in accordance with the Bank’s and community development entities’ lending policies and in accordance with the rules of the New Market Tax Credit program. These loans are generally fixed rate and generally there is a concession in the rate as compared to the remainder of the Bank’s general loan portfolio. The loans also have longer terms, often 25 to 27 years, with an initial period of seven years interest only followed by amortization to maturity. These loans are included with commercial real estate loans in our tables and financial statements and the underlying collateral is commercial property.
Consumer Lending. The Bank’s consumer lending portfolio is primarily focused on home equity lines of credit and to a limited extent, credit card, auto, and unsecured consumer loans. Home equity lines of credit are generally extended up to 80% of the appraised value of the property, less existing liens, generally at variable interest rates based on prime, The Federal Reserve Board Target Rate for overnight borrowings, or LIBOR. The Bank uses the same underwriting standards for home equity lines of credit as it uses for residential real estate loans. Consumer loans typically have shorter terms and lower balances with higher yields as compared to residential real estate loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus, are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.
Wholesale Lending
Single-family Residence Lending. United Western Bank owns approximately $605 million of single-family residential whole loans. The overwhelming majority of these loans were purchased by the Bank in the secondary market, a small portion of these loans were originated by Matrix Financial prior to its exit from the loan production business in February 2003, and another small portion of these loans represent loans purchased from Matrix Financial’s servicing portfolio.
Prior to our change in business strategy, the Bank regularly reviewed loan portfolios for prospective acquisition; however, the Bank has not purchased any such loan portfolios since September 2005. These portfolios were typically first lien priority loans secured primarily by 1-to-4 single-family residential properties most of which were adjustable rate loans. United Western Bank would purchase mortgage loan portfolios from various sellers who had either originated the loans or acquired the loan portfolios from others in bulk purchases. United Western Bank would consider several factors prior to a purchase, including the product type, the current loan balance, the current interest rate environment, the seasoning of the mortgage loans, payment histories, geographic location of the underlying collateral, price, yield, the current liquidity of the Bank and the product mix in its existing mortgage loan portfolio. In addition, the various sellers were evaluated for their ability to perform under the representations and warranties that would be provided to the Bank at the time of purchase.

United Western Bank performed due diligence on each mortgage loan portfolio that it desired to purchase. These procedures consisted of analyzing all or, in some instances, a representative sample of the mortgage loans in the portfolio and were typically performed by United Western Bank employees, but occasionally were outsourced to third party contractors. The underwriter took into account many factors and statistics in analyzing the mortgage loans in the subject portfolio, including: the general economic conditions in the geographic area or areas in which the underlying residential properties are located; the loan-to-value ratios and quality of the valuations on the underlying loan collateral; the payment histories of the borrowers, as well as their income and credit worthiness. In addition, the underwriter attempted to verify that each sample loan conforms to the standards for loan documentation set by the secondary market for investment grade mortgages. In cases where a significant portion of the sample loans contained nonconforming documentation, United Western Bank assessed the additional risk involved in purchasing the loans. This process helped United Western Bank determine whether the mortgage loan portfolio met its investment criteria and, if it did, the range of pricing that was appropriate.
Purchased SBA Guaranteed Loans. United Western Bank owns approximately $156 million of guaranteed portions of SBA 7(a) loans that it acquired in the secondary market. The loans are adjustable rate and generally reset quarterly with changes in the prime rate. The Bank purchases guaranteed portions of SBA loans from various sellers, typically the originator of the loan who retains the unguaranteed portion and continues to service the loan. However, from time to time the Bank has purchased guaranteed portions of SBA loans from other market participants.
Historically the Bank pooled these loans as permitted by the SBA into SBA pooled securities through the use of a fiscal and transfer agent approved by the SBA. The certificates were then sold directly to institutional investors, achieving legal isolation. The process of securitizing SBA loans into pools of SBA certificates is prescribed by the SBA and must be followed to maintain the SBA guarantee.
We temporarily suspended this business line in March 2006 through November 2006. In December 2006, we reentered this business line; however, currently the interest rate yield curve and the price that other participants are willing to pay to acquire newly originated loans has limited our ability to purchase a significant amount of loans at levels that we deem prudent.
Other Activities Related to Lending
Sales of Loans. United Western Bank sells in the secondary market certain of the SBA loans it originates. The Bank has sold single-family loans either outright or after securitization with a governmental sponsored agency and then sold the created security. In prior years the Bank also sold multifamily loans. During the year ended December 31, 2006, the Bank sold $8.5 million of single-family loans that primarily were acquired through purchases from its servicing portfolio. The Bank sold securities it created from single-family loans that had been previously purchased in the secondary market totaling $10.4 million. The Bank sold approximately $12.4 million of originated SBA loans. The Bank may sell SBA loans from time to time to manage industry exposures, interest rate risk and for current income. The sale of loans may generate a gain or loss for the Bank. Gains or losses result primarily from two factors. First, the Bank may make a loan to a borrower at a rate resulting in a price that is higher or lower than it would receive if the Bank had immediately sold the loan in the secondary market. These price differences occur primarily as a result of competitive pricing conditions in the market place. Second, gains or losses may result from changes in interest rates that consequently change the market value of loans originated for sale.
Self-Directed Trust and Custody Activities
Self-Directed Trust and Custody Services. The Company’s self-directed trust and custody activities are provided through Sterling. Trust and custodial activities were also performed at United Western Bank through April 30, 2005, when the trust department of United Western Bank was sold.
Sterling provides administrative services for self-directed individual retirement accounts, qualified business retirement plans and personal custodial accounts, as well as corporate escrow and paying agent services. In addition, Sterling offers specialized custody and clearing services to investment professionals. These services are marketed on a nationwide basis to the financial services industry, specifically broker-dealers, registered representatives, financial planners and advisors, tax professionals, insurance agents and investment product sponsors. The advantage offered by Sterling is the ability to hold a wide array of publicly traded investments, as well as nonstandard assets and private placement offerings.

At December 31, 2006, Sterling had approximately 50,600 accounts with assets under administration of approximately $3.80 billion. As of December 31, 2006, approximately $370 million of the $3.8 billion represented deposits held at United Western Bank.
Sterling does not offer financial planning or advising services, nor does it recommend, sell or solicit any investments. Sterling acts only as a directed custodian and is not affiliated with any investment. It has always been Sterling’s mission to keep this independence to ensure that high quality services are offered without any conflicting interests. Sterling executes no investment transaction without the direction of the account holder or the account holder’s authorized representative.
During 2002, United Western Bank expanded the variety and depth of its trust services, primarily by partnering with our former joint venture partner, Matrix Settlement & Clearance Services, in providing trust and custodial services to third party administrators, broker-dealers and banks. We sold our interest in Matrix Settlement and Clearance Services, during the fourth quarter of 2004, and agreed to sell the assets of the trust operations of United Western Bank, on April 30, 2005. The sale of the trust operations generated a gain on sale of $300,000 included in other income for the year ended December 31, 2005. The clearing and custody services provided by Matrix Settlement and Clearance Services and the former trust operations of United Western Bank continue to generate deposits for United Western Bank. As part of the sale agreement, deposits have been maintained at United Western Bank after the sale and at December 31, 2006, deposits maintained by MG Colorado Holdings, Inc. at United Western Bank totaled approximately $195.2 million. The agreement to maintain these deposits at the Bank expired on September 30, 2006, but the Bank is currently in negotiations with Matrix Settlement and Clearance Services and its affiliates to renew this agreement. As of the date of this annual report, the Bank maintains an arrangement with Matrix Settlement and Clearance Services as if the agreement had not expired. Management presently expects the agreement to be renewed on terms substantially equivalent to the expired agreement.
Brokerage Services
First Matrix Investment Services Corp. First Matrix is registered with the NASD as a fully disclosed broker-dealer, headquartered in Denver, Colorado. First Matrix primarily provides brokerage services through SBA pooling and structured finance transactions. First Matrix, as agent for United Western Bank, purchases the guaranteed portion of SBA 7(a) loans from bank and non-bank lenders around the country. These loans are assembled and later pooled into SBA securities that are sold into the secondary market to institutional and sophisticated investors. This trading strategy enables the Bank to earn attractive yields on high credit quality assets with reduced exposure to the traditional risks associated with investing in any commercial loan assets. In addition, First Matrix brokers the sale of fixed income securities to institutional clients.
Mortgage Servicing Activities
Residential Mortgage Loan Servicing. Historically, we conducted our residential mortgage loan servicing activities through Matrix Financial, including the residential mortgage loan servicing that Matrix Financial provided as subservicer for United Western Bank’s servicing portfolio. In November 2004, Matrix Financial transferred the servicing function to a third party subservicer. The servicing transfer was done in an effort to lower the overall cost of servicing by eliminating many of the fixed costs of servicing the loans in-house. Matrix Financial pays the subservicer a fixed fee per loan that varies based on whether the loan is a fixed rate or adjustable rate, or if the loan is delinquent. As part of the agreement, the custodial deposits are maintained at United Western Bank. We have retained a small staff at Matrix Financial primarily to monitor the servicing activities of the subservicer. At December 31, 2006, including loans owned by Matrix Financial and United Western Bank, Matrix Financial serviced through the subservicer, approximately $1.32 billion of mortgage loans.
Servicing mortgage loans involves a contractual right to receive a fee for collecting, processing and administering loan payments. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. These payments are held in custodial escrow accounts at United Western Bank.

As compensation for its mortgage servicing activities, Matrix Financial receives servicing fees, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. In the event of default by the borrower, Matrix Financial receives no servicing fees until the default is cured. At December 31, 2006, Matrix Financial’s annual weighted-average servicing fee was 0.477% of the unpaid principal balance outstanding on each mortgage.
Servicing is provided on mortgage loans on a recourse or nonrecourse basis. Matrix Financial’s policy is to accept only a limited number of servicing assets on a recourse basis. As of December 31, 2006, on the basis of outstanding principal balances, approximately 0.77% of its owned mortgage servicing contracts involved recourse servicing. To the extent that servicing is done on a recourse basis, Matrix Financial is exposed to credit risk with respect to the underlying loan in the event of a default. Additionally, many of its nonrecourse mortgage servicing contracts owned require Matrix Financial to advance all or part of the scheduled payments to the owner of the mortgage loan in the event of a default by the borrower. Many owners of mortgage loans also require the servicer to advance insurance premiums and tax payments on schedule even though sufficient escrow funds may not be available. Therefore, Matrix Financial must bear the funding costs associated with making such advances. If the delinquent loan does not become current, these advances are typically recovered at the time of the foreclosure sale. Foreclosure expenses, which may include legal fees or property maintenance expenses, are generally not fully reimbursable by Fannie Mae, Freddie Mac or Ginnie Mae, for which agencies Matrix Financial provides significant amounts of mortgage loan servicing. As of December 31, 2006, Matrix Financial had advanced approximately $6.4 million in funds on behalf of third party investors. Matrix Financial may incur normal curtailments of certain advances on loans serviced for GNMA and FNMA. Generally advances on behalf of private investors are fully collectible. For the VA loans sold and serviced for Ginnie Mae, which are sold on a nonrecourse basis, the VA loan guarantees may not cover the entire principal balance and, in that case, Matrix Financial is responsible for the losses which exceed the VA’s guarantee. Estimated losses related to foreclosure and other servicer advances are estimated and reserved for, and included in the consolidated financial statements.
Competition
United Western Bank faces substantial competition in all phases of its operations, including loan originations and deposit account originations, from a variety of competitors. There is significant competition among commercial banks in the Bank’s market area. As a result of the deregulation of the financial services industry (see the discussion of the Gramm-Leach-Bliley Act of 1999 in the section of this item captioned “Regulation and Supervision”), United Western Bank also competes with other providers of financial services, such as credit unions, consumer finance companies, securities firms, insurance companies, insurance agencies, commercial finance and leasing companies, full service brokerage firms and discount brokerage firms. Some of United Western Bank’s competitors have greater resources and, as such, may have higher lending limits and may offer other services that are not provided by the Bank. United Western Bank generally competes on the basis of customer service and responsiveness to customer needs, available loan and deposit products, the rates of interest charged on loans, and the rates of interest paid for funds. The Bank does not compete by lessening its credit quality standards.
Sterling faces considerable competition in all of the services and products that it offers, mainly from other self-directed trust companies, broker-dealers and third party administrators. Sterling also faces competition from other trust companies and trust divisions of financial institutions. Sterling’s niche has been, and will continue to be, providing high quality customer service and servicing nonstandard retirement products. In an effort to increase market share, Sterling endeavors to provide superior service, offer technologically advanced solutions, expand its marketing efforts, provide competitive pricing and continue to diversify its product mix. If Sterling is unable to attract and retain customers in its trust operations, our business, financial condition and results of operations may be adversely affected.
First Matrix faces competition for the purchase and sale of guaranteed portions of SBA loans from other broker-dealers and financial institutions. First Matrix also faces competition from other broker-dealers in its fixed income securities business. Many of First Matrix’s competitors have greater resources and offer products and services that are not provided by First Matrix. First Matrix generally competes on price for the purchase of SBA loans and sale of SBA loans and pooled securities and on price and service with respect to fixed income securities.

Employees
At December 31, 2006, the Company had 282 employees. We believe that our relations with our employees are good. The Company is not party to any collective bargaining agreement. With the implementation of the community banking strategy, we anticipate increasing the number of employees at United Western Bank.
Regulation and Supervision
Set forth below is a brief description of various laws, regulatory authorities and associated regulations affecting our operations. The description of laws and regulations contained in this document does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
Aspects of the Company’s public disclosure, corporate governance principles and internal control environment are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC and the Nasdaq marketplace rules. Any change in applicable laws, regulations or regulatory policies may have a material effect on our business, operations and prospects.
United Western Bancorp. We are a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act, as amended. As such, we are subject to Office of Thrift Supervision (“OTS”) regulation, examination, supervision and reporting requirements. In addition, the OTS has enforcement authority over us and our savings bank and non-savings bank subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of our subsidiary savings institution, United Western Bank. In addition, United Western Bank must notify the OTS at least 30 days before declaring any capital distribution to us.
As a unitary savings and loan holding company that has been in existence prior to May 4, 1999, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that United Western Bank continues to be a “qualified thrift lender” under the Home Owners’ Loan Act. To maintain its status as a qualified thrift lender, the Bank must maintain a minimum percentage of its assets in qualified thrift investments unless the OTS grants an exception to this requirement. In general, qualified thrift investments include certain types of residential mortgage loans, mortgage backed securities and certain loans to small businesses. If we acquire control of another savings association as a separate subsidiary, we would become a multiple savings and loan holding company. Multiple savings and loan holding companies may only engage in those activities permissible for a financial holding company under the Bank Holding Company Act of 1956, as amended. Generally, financial holding companies may only engage in activities such as banking, insurance and securities activities, as well as merchant banking activities under certain circumstances. In addition, if United Western Bank fails to maintain its status as a qualified thrift lender, within one year of its failure, we would be required to convert the Bank to a commercial bank and to register as a bank holding company under the Bank Holding Company Act of 1956, as amended.
Change in Bank Control Act. The Change in Bank Control Act, as amended, provides that no person, acting directly or indirectly or through or in concert with one or more other persons, may acquire control of a savings association unless the OTS has been given 60 days prior written notice. The Home Owners’ Loan Act provides that no company may acquire control of a savings association without the prior approval of the OTS. Any company that acquires such control becomes a savings and loan holding company subject to registration, examination and regulation by the OTS. Pursuant to federal regulations, control of a savings association (which includes its holding company) is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock of the association or the ability to control the election of a majority of the directors of the association. Moreover, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock, but less than 25% of any class of stock of a savings association, where certain enumerated control factors are also present in the acquisition. The OTS may prohibit an acquisition of control if it would result in a monopoly or substantially lessen competition, the financial condition or the acquiring person might jeopardize the financial stability of the association, or the competence, experience or integrity of the acquiring person indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

Gramm-Leach-Bliley. The Gramm-Leach-Bliley Act of 1999, as amended, (otherwise known as the “Financial Services Modernization Act”) eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The law revised and expanded the Bank Holding Company Act to permit a bank holding company to engage in a full range of financial activities by electing to be treated by the Federal Reserve Board as a “Financial Holding Company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determined to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.
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
Anti-Money Laundering and USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as United Western Bancorp and its subsidiaries. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.
Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
Sarbanes-Oxley Act. The Sarbanes-Oxley Act of 2002 was signed into law on July 30, 2002. The Sarbanes-Oxley Act of 2002 is a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by Section 302(a) of the Sarbanes-Oxley Act of 2002, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. Section 302(a) of the Sarbanes-Oxley Act has several additional requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. We were subject to further reporting and audit requirements with the year ended December 31, 2006 under the requirements of Sarbanes-Oxley. We have existing policies, procedures and systems designed to comply with these regulations, and are further enhancing, documenting and testing such policies, procedures and systems to ensure continued compliance with these regulations.

Federal Savings Bank Operations. United Western Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and potentially by the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits up to applicable limits. Such regulation and supervision:
•	establishes a comprehensive framework of activities in which United Western Bank can engage;

•	limits the types and amounts of investments permissible for United Western Bank;

•	limits the ability of United Western Bank to extend credit to any given borrower;

•	significantly limits the transactions in which United Western Bank may engage with its affiliates;

•
requires United Western Bank to meet a qualified thrift lender test that requires United Western Bank to invest in qualified thrift investments, which include primarily residential mortgage loans and related investments;

•	places limitations on capital distributions by savings associations, such as United Western Bank, including cash dividends;

•	imposes assessments to the OTS to fund their operations;

•
establishes a continuing and affirmative obligation, consistent with United Western Bank’s safe and sound operation, to help meet the credit needs of its community, including low and moderate income neighborhoods;

•	requires United Western Bank to maintain certain noninterest-bearing reserves against its transaction accounts;

•	establishes various capital categories resulting in various levels of regulatory scrutiny applied to the institutions in a particular category; and

•	establishes standards for safety and soundness.
United Western Bank must submit annual financial reports audited by independent auditors to federal regulators. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted to the OTS. The audit committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers. The regulatory structure is designed primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in these regulations, whether by the OTS, the FDIC or Congress, could have a material impact on United Western Bank and its operations.
United Western Bank’s Capital Ratios. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to savings institutions that do not meet minimum capital requirements. For these purposes, the law establishes five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The OTS has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be:
•	“well capitalized” if it has a total risk-based capital ratio of 10% or greater and a leverage ratio of 5% or greater;

•	“adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater;

•	“undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%;

•	“significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; and

•	“critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.
As of December 31, 2006, United Western Bank was a “well capitalized” institution.

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
The following table indicates United Western Bank’s regulatory capital ratios:

	As of December 31, 2006
	Core	Risk-Based
	Capital	Capital
	(Dollars in thousands)
Shareholder’s equity/GAAP capital	$146,912	$146,912
Disallowed assets	(941)	(941)
Unrealized gain on available for sale securities	(166)	(166)
Additional capital items:
General valuation allowances	—	7,997
Low-level recourse and residual interests	—	(282)

Regulatory capital as reported to the OTS	145,805	153,520
Minimum capital requirement as reported to the OTS	85,574	78,249

Regulatory capital—excess	$60,231	$75,271

Capital ratios	6.82%	15.70%
Well capitalized requirement	5.00%	10.00%
Transactions with Affiliates. Sections 23A and 23B of the Federal Reserve Act and its implementing regulations, govern transactions between depository institutions and their affiliates. These provisions are made applicable to savings associations, such as United Western Bank, by the Home Owners’ Loan Act. In a holding company context, in general, the parent holding company of a savings association and any companies that are controlled by the parent holding company are affiliates of the savings association. However, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis. Section 23A limits the extent to which the savings association or its subsidiaries may engage in certain transactions with its affiliates. These transactions include, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Generally, these transactions between the savings association and any one affiliate cannot exceed 10% of the savings association’s capital stock and surplus, and these transactions between the savings institution and all of its affiliates cannot, in the aggregate, exceed 20% of the savings institution’s capital stock and surplus. Section 23A also establishes specific collateral requirements for loans or extensions of credit to an affiliate, and for guarantees or acceptances on letters of credit issued on behalf of an affiliate. Applicable regulations prohibit a savings association from lending to any affiliate engaged in activities not permissible for a bank holding company or for the purpose of acquiring the securities of most affiliates. Section 23B requires that transactions covered by Section 23A and a broad list of other specified transactions be on terms and under circumstances substantially the same, or no less favorable to the savings association or its subsidiary, as similar transactions with non-affiliates. In addition to the restrictions on transactions with affiliates that Sections 23A and 23B of the Federal Reserve Act impose on depository institutions, the regulations of the OTS also generally prohibit a savings association from purchasing or investing in securities issued by an affiliate. United Western Bank engages in transactions with its affiliates, which are structured with the intent of complying with these regulations.
Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation. The deposits of the Bank are insured to the maximum extent permitted by the Deposit Insurance Fund, which is administered by the FDIC, and are backed by the full faith and credit of the U. S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

Each FDIC insured institution is assigned to one of three capital groups which are based solely on the level of an institution’s capital — “well capitalized,” “adequately capitalized” and “undercapitalized” — which are defined in the same manner as the regulations establishing the prompt corrective action system discussed above. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the first six months of 2006 ranging from zero for well capitalized, healthy institutions, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.
In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the Federal Savings and Loan Insurance Corporation (FSLIC) the predecessor to the Savings Association Insurance Fund. The assessment rate for the third quarter of 2006 was .0106% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.
The FDIC may terminate the deposit insurance of any insured depository institution engaged or engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which could result in termination of the Bank’s deposit insurance.
Deposit Insurance Reform. On February 8, 2006, President George W. Bush signed into law legislation that merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund, which eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gave the FDIC greater discretion to identify the relative risks all institutions present to the Deposit Insurance Fund and set risk-based premiums.
Major provisions in the legislation include:
•	merging the Savings Association Insurance Fund and Bank Insurance Fund, which became effective March 31, 2006;

•
maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;

•
providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

•	providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations; and

•
requiring the payment of dividends of 100% of the amount the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%).

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%, which will be reviewed annually. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. Beginning in 2007, well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively. The Bank anticipates that it will be able to partially offset its deposit insurance premium for 2007 with the special assessment credit.

FHLBank System. United Western Bank is a member of the Federal Home Loan Bank (“FHLBank”) system, which consists of 12 regional FHLBanks. The FHLBank provides a central credit facility primarily for member associations and administers the home financing credit function of savings associations. The FHLBank advances must be secured by specified types of collateral. The FHLBank funds its operations primarily from proceeds derived from the sale of consolidated obligations of the FHLBank system. United Western Bank, as a member of the FHLBank system, must acquire and hold shares of capital stock in its regional FHLBank in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.2% of total assets, or 5% of its advances (“borrowings”) from the FHLBank. Prior to relocating its domicile, United Western Bank was a member of the FHLBank of Dallas. Effective March 25, 2002, United Western Bank became a member of the FHLBank of Topeka. At December 31, 2006, United Western Bank was in compliance with the FHLBank system capital stock requirement based on its combined investment in FHLBank of Dallas and FHLBank of Topeka stock totaling $42.8 million.
Brokered Deposits. Under the FDIC regulations governing brokered deposits, well capitalized associations, such as United Western Bank, are not subject to brokered deposit limitations, while adequately capitalized associations are subject to certain brokered deposit limitations and undercapitalized associations may not accept brokered deposits. At December 31, 2006, United Western Bank had $25.7 million of brokered deposits. In the event United Western Bank is not permitted to accept brokered deposits in the future, it would have to find replacement sources of funding. It is possible that such alternatives, if available, would result in a higher cost of funds.
Federal Reserve System. The Federal Reserve Board regulations require all depository institutions to maintain noninterest-earning reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 2006, United Western Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings associations, such as United Western Bank, are authorized to borrow from the Federal Reserve Bank “discount window.” United Western Bank is deemed by the Federal Reserve to be generally sound and thus is eligible to obtain primary credit from its Federal Reserve Bank. Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee’s federal funds target rate.
Mortgage Banking Operations. Our mortgage banking operations are conducted through Matrix Financial. The rules and regulations applicable to our mortgage banking operations establish underwriting guidelines that, among other things, include anti-discrimination provisions, require provisions for inspections, appraisals and credit reports on prospective borrowers and fix maximum loan amounts. Moreover, we are required annually to submit audited financial statements of United Western Bank, the parent of Matrix Financial, to the U.S. Department of Housing and Urban Development (“HUD”), Fannie Mae, Freddie Mac and Ginnie Mae, and each regulatory entity maintains its own financial guidelines for determining net worth and eligibility requirements. Matrix Financial operations are also subject to examination by HUD, Fannie Mae, Freddie Mac and Ginnie Mae at any time to assure compliance with the applicable regulations, policies and procedures. Mortgage loan origination activities are subject to, among other laws, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act of 1974, and the regulations promulgated under these laws that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Moreover, the OTS, as primary regulatory authority over United Western Bank (the parent of Matrix Financial), also examines the Matrix Financial mortgage banking operations as well.
Regulation of Sterling Trust Company. Sterling provides custodial services and directed, non-discretionary trustee services. Sterling is chartered under the laws of the State of Texas, and as a Texas trust company is subject to supervision, regulation and examination by the Texas Department of Banking. Under applicable law, a Texas trust company, such as Sterling, is subject to virtually all provisions of the Texas Banking Act as if the trust company were a state chartered bank. The activities of a Texas trust company are limited by applicable law generally to acting as a trustee, executor, administrator, guardian or agent for the performance of any lawful act, and to lend and accumulate money when authorized under applicable law. In addition, a Texas trust company with capital of $1.0 million or more, such as Sterling, has the power to:
•	purchase, sell, discount and negotiate notes, drafts, checks and other evidences of indebtedness;

•	purchase and sell securities;

•	issue subordinated debentures and promissory notes; and

•	exercise powers incidental to the enumerated powers of Texas trust companies as set forth in the Texas Banking Act.

A Texas trust company, such as Sterling, is generally prohibited from accepting demand or time deposits if not insured by the FDIC.
Limitation on Capital Distributions. The Texas Finance Code prohibits a Texas trust company from reducing its outstanding capital and certified surplus through redemption or other capital distribution without the prior written approval of the Texas Banking Commissioner. Moreover, Sterling did not pay any cash dividends in 2006.
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
Capital Requirements. Applicable law generally requires a Texas trust company to have and maintain minimum restricted capital of at least $1 million. Sterling was in compliance with this requirement at December 31, 2006.
A Texas trust company may not have at anytime outstanding liabilities in an amount that exceeds five times its capital stock and surplus, except that with the approval of the Texas Banking Commissioner, a Texas trust company may have outstanding liabilities in an amount that does not exceed ten times its capital stock and surplus. The Texas Banking Commissioner may require additional capital of a Texas trust company if the Texas Banking Commissioner determines it necessary to protect the safety and soundness of such company. If the Texas Banking Commissioner were to do so, or in the event Sterling fails to maintain capital of at least $1 million, there is no assurance that Sterling would be able to restore its capital or meet such additional requirements. In either case, the Texas Banking Commissioner could pursue various enforcement actions, such as appointing either a conservator or a receiver for Sterling. Currently, however, Sterling is in compliance with all capital requirements under Texas law.

Regulation of First Matrix Investment Services Corp. First Matrix is a registered broker-dealer subsidiary that is subject to the Securities and Exchange Commission’s net capital rule, Rule 15c3-1, promulgated under the Securities Exchange Act of 1934. The net capital rule is designed to measure the general financial condition and liquidity of a broker-dealer. Net capital generally is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the Securities and Exchange Commission and suspension or expulsion by the NASD, and could ultimately lead to the firm’s liquidation. The net capital rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. At December 31, 2006, First Matrix was in compliance with these requirements with net capital of $647,000, which was approximately $642,000 in excess of its required net capital of $5,000.
The foregoing summarizes some of the relevant laws, rules and regulations governing unitary savings and loan holding companies, savings institutions, trust companies and broker dealers, but does not purport to be a complete summary of all applicable laws, rules and regulations governing such financial institutions.
Company Website
The Company maintains an Internet website at www.uwbancorp.com. On our website, investors and other interested persons may access, among other things, any of the reports that we file with or furnish to the Securities and Exchange Commission, including this Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The charters of our Audit, Compensation, Nomination and Governance Committees and other corporate governance documents are also available on our website.
Item 1A. Risk Factors
Ownership of the common stock and other securities of the Company involves certain risks. Holders of the Company’s securities and prospective investors should carefully consider the following risk factors and uncertainties described below together with all of the other information included and incorporated by reference in this report, in evaluating an investment in the Company’s securities. If any of the risks and uncertainties discussed below actually occur, our business, financial condition and results of operations could be materially adversely affected. In addition, other risks and uncertainties of which we are not currently aware, including those relating to the banking and financial services industries in general, or which we do not now believe are material, may cause earnings to be lower, or impair our future financial condition or results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.
Risks Relating to Ownership of Our Common Stock
The trading volume of our stock is low and shareholders may not be able to resell shares at or above the price shareholders paid for them. The trading in our common shares has less liquidity than many other companies quoted on the national securities exchanges or markets. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot insure volume of trading in our common shares will increase in the future. Furthermore, to the extent shares are concentrated in a relatively small group of holders, a seller could be subject to significant adverse price volatility and price fluctuation. At December 31, 2006, based on filings made by third parties with the Securities and Exchange Commission, we believe that seven holders owned 69.27% of our outstanding common stock. This includes shares held by our Chairman of the Board, Guy A. Gibson who owns 1,297,531 shares, or 17.88%, of our outstanding common stock.
The issuance of additional shares may cause dilution. Our Board of Directors may authorize the issuance of additional common or preferred stock in connection with future equity offerings, acquisitions of securities or other assets of companies. The Board may also classify or reclassify any unissued preferred stock and set the preferences, rights and other terms of the classified or reclassified shares, including the issuance of shares of preferred stock that have preference rights over the common stock with respect to dividends, liquidation, voting and other matters. The issuance of additional shares of our common stock could be dilutive to shareholders that do not invest in future offerings. Moreover, to the extent that we issue options, warrants or similar instruments to purchase our common stock in the future and those options, warrants or similar instruments are exercised or we issue restricted stock, shareholders may experience future dilution.

If our Board issued additional shares for the purpose of an acquisition of another financial institution depending on the price paid and the price of our common stock, this could be dilutive to existing shareholders. Furthermore, there are significant implementation risks associated with the acquisition and integration of another entity into our Company that could adversely impact our financial condition and results of operations.
Our Board of Directors may authorize the repurchase of common shares that may result in dilution. In 2006 our Board of Directors authorized the repurchase by the Company of approximately 378,000 shares of our common stock, of which we have already purchased 300,000 shares for aggregate consideration of $5.85 million or $19.50 per share. The Board of Directors may authorize additional purchases in the future without shareholder approval. If and to the extent that any future purchases are made at prices higher than the net tangible book value per share of the Company, the value of the shares held by the remaining shareholders will be diluted.
Control by our executive officers and directors will limit individual ability to influence the outcome of matters requiring shareholder approval and could discourage a potential acquisition by third parties. As of March 9, 2007, our executive officers and directors beneficially owned approximately 18.67% of the outstanding shares of our common stock. These shareholders, if acting together, would be able to influence significantly all matters requiring approval by our shareholders, including the election of our Board of Directors and the approval of mergers or other business combination transactions. This concentration of ownership, among other factors, could delay or prevent a change in our control of the Company or otherwise discourage a potential acquirer, which in turn could prevent our shareholders from realizing an acquisition premium over the market price for their shares of common stock.
We may not have the ability to pay dividends in the future. On February 20, 2007, our Board of Directors declared a dividend of $0.06 per share to record holders of our common stock on March 5, 2007. We had not paid any dividends on our equity before that dividend, which was paid on March 14, 2007. While no specific schedule of future dividends has yet been established, our Board of Directors intends to continue to declare dividends in the future if and to the extent warranted by our financial condition and cash availability. The Board’s determination whether to pay future dividends will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors that our Board of Directors may deem relevant. Our ability to pay dividends is restricted by various provisions in our debt instruments, the most restrictive of which is a line of credit we have with another financial institution, which provides that the payment of dividends, as defined in such line of credit, is limited to 33% of our net income. Additionally, we are prohibited from paying dividends on our common stock if the scheduled payments on our junior subordinated debentures and trust preferred securities have not been made. The ability of United Western Bank and other subsidiaries to pay dividends to us may be restricted due to certain regulatory requirements.
Risks Related to our Business Strategy
We may be unable to fully implement our community banking business strategy. Our executive management team has already begun to implement a traditional, community-focused commercial banking strategy as discussed in Item 1. “Business Strategy” above. In order to complete the execution of this strategy we must, among other things:
•	attract sufficient commercial business deposits;

•	attract and maintain business banking relationships with businesses in the Colorado Front Range market;

•	attract and retain experienced and successful commercial and community bankers;

•	identify and pursue suitable opportunities for opening new branches in the Colorado Front Range market;

•	maintain adequate regulatory capital and comply with applicable federal and state regulations; and

•	originate community bank loans and maintain adequate asset quality.
Failure to achieve these strategic goals could adversely affect our ability to fully implement our community banking business strategies as well as our overall financial condition and results of operations.
We may not be able to effectively manage our proposed growth. Our business strategy contemplates, in part, an increase in our franchise value by expanding into additional communities in the Colorado Front Range through a branch network for United Western Bank. To the extent that we undertake additional branch openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time. While we are confident in our ability to execute our community banking strategy, it is possible that our expansion could significantly burden our infrastructure or that we will be unable to effectively manage the development of our planned growth.

Our ability to attract and retain management and key personnel may adversely affect future growth and earnings. Our ability to successfully execute our business strategy requires us to attract and to retain management experienced in community banking and financial services and familiar with the communities in our market areas. Our ability to retain our executive officers, regional presidents, other management and lending professionals will continue to be important to the successful implementation of our strategy. As we grow, it is also important to attract and retain additional qualified lending professionals with the appropriate level of experience and knowledge about our market areas to implement our community-based operating strategy. The unexpected loss of services of key personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, financial condition and results of operations.
Changes in economic conditions in the Colorado Front Range market could have a material adverse effect on the implementation and success of our business strategy. The implementation and success of our business strategy depends primarily on the general economic conditions of the Colorado Front Range market. The local economic conditions in our market area will have a significant impact on residential and commercial loans originated, the ability of the borrowers to repay these loans and the value of the collateral securing these loans. Moreover, a significant decline in general economic condition caused by inflation, recession, unemployment or other factors beyond our control would affect these local economic conditions in our market area and could adversely affect our financial condition and results of operations.
Our past operating results and financial condition will likely not be representative of our future results and financial condition. Since December of 2005, we have sold our interest in various subsidiaries, established new bank branches, sold and leased back our headquarters building, and discontinued certain operations. In addition, we are continuing to implement our plan to expand the retail operations of United Western Bank, through the opening of new branches and increasing its direct originations of residential and commercial loans. These changes in our operations and new business strategies will make period-to-period comparisons difficult and our past operating results and financial condition will likely not be indicative of our future results and financial condition.
We may elect to divest other non-core businesses, which could have an adverse effect on our results. We successfully divested several non-core businesses in 2006. While we currently have no specific intent to do so, management could seek to dispose of other subsidiaries in the future. If we do elect to divest any of our remaining non-core subsidiaries, the effect of such disposition could have a material adverse impact on our results of operations and financial condition.
Risks Related to Our Business
United Western Bank relies on institutional deposits. A significant portion of United Western Bank’s total deposits are funds deposited as a result of unaffiliated institutional relationships maintained by United Western Bank. At December 31, 2006, five unrelated institutional relationships accounted for $573.8 million of our total deposits including custodial escrow deposits. Sterling, a wholly owned subsidiary of the Company, accounted for $372.7 million of our total deposits. MG Colorado Holdings, Inc., a company in which we own an approximate 7% interest, accounted for $195.2 million of our deposits and Legent Clearing, a company in which our Chairman owns a minority interest, accounted for $118.9 million of our deposits. Institutional depositors generally are more sensitive to interest rate levels due to the amount of money they maintain on deposit than retail consumers who bank at a branch office. United Western Bank’s future success in retaining and attracting institutional depositors depends, in part, on United Western Bank’s ability to offer competitive rates and services. If United Western Bank loses one or more of these institutional relationships, its liquidity, profitability and results of operations may be significantly and adversely affected. See the additional discussion of deposits in Note 14 of the consolidated financial statements included in this report.
United Western Bank relies on wholesale funding sources for secondary and contingent liquidity sources. United Western Bank utilizes borrowings from the FHLBank system, brokered certificates of deposits and repurchase agreements for secondary and contingent sources of liquidity. Also, from time to time, the Bank utilizes these sources to capitalize on market opportunities to fund investment and loan initiatives. If United Western Bank were unable to obtain or maintain our access to funding or if adequate funding is not available to accommodate future growth at acceptable interest rates, it would have to find alternative sources of liquidity, which, if available, would probably be at a higher cost and on terms that do not match the structure of our liabilities as well as the existing wholesale funding sources. See further discussion of our FHLBank system borrowings at Item 7. “Balance Sheet — Short Term Borrowings” and “Balance Sheet — Liquidity” and in Note 15 of the consolidated financial statements included in this report.

We must effectively manage our credit risk. There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. United Western Bank attempts to minimize its credit risk by undertaking the use of prudent loan application approval procedures, an analysis of the credit risk, the value of the underlying collateral, careful monitoring of the concentration of its loans within specific industries and geographic locations and periodic independent reviews of outstanding loans by its loan review and audit departments. Nevertheless, we are exposed to risks including possible errors in United Western Bank’s credit analysis, the uncertainty of the borrower’s ability to repay the loans, the uncertainty of future economic conditions and the possibility of loan defaults. See further discussion of the Bank’s nonperforming loans at Item 7. “Balance Sheet — Asset Quality” and “Balance Sheet —Allowance for Credit Losses” in this report.
Our business is subject to interest rate risk, and variations in interest rates may negatively affect our financial performance. Changes in the interest rate environment may reduce our profits. A substantial portion of our income is derived from the differential, or “spread,” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. In rising interest rate environments, loan repayment rates will decline, and in falling interest rate environments, loan repayment rates will increase. In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest and principal of their obligations. Changes in interest rates also significantly impact the valuation of our mortgage servicing rights and loans held for sale. Both of these assets are carried at the lower of cost or market. As interest rates decline and mortgage loans prepay faster, mortgage servicing rights decline in value. Changes in mortgage prepayments, interest rates and other factors can cause the value of this asset to decrease rapidly over a short period of time. Changes in interest rates, prepayment speeds and other factors may also cause the value of our loans held for sale to change, possibly resulting in a charge to earnings. When interest rates rise, the cost of borrowing increases. Accordingly, changes in levels of market interest rates could materially and adversely affect the carrying value of our mortgage servicing rights, our held for sale loan portfolios, our net interest spread, asset quality and loan origination volume. See further discussion at Item 7A. “Asset Liability Management” and “Interest Rate Risk” in this report. Although we believe our current level of interest rate risk sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.
We have invested in loan portfolios, pooled securities and mortgage backed obligations, which may lead to volatility in cash flow and market risk. Our asset portfolio contains large portfolios of single-family residential loans acquired through bulk purchases, purchased SBA loans and pools. Our investment portfolio largely consists of mortgage backed securities primarily secured by pools of mortgages on single-family residences. When we acquire such mortgage backed securities and loans, we anticipate that the underlying notes will prepay at a projected rate, thereby generating an expected yield. Prepayment rates generally increase as interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Some of our mortgage backed securities, and many of our bulk single-family loan purchases and purchased SBA loans and pools were acquired at a premium purchase price. In accordance with applicable accounting rules, we will write-off such premiums when necessary due to loan prepayments with respect to our held for sale loan portfolio and amortize such premiums over the expected lives of our mortgage backed securities and loans held for investment. If the underlying assets we acquired or that secures our mortgage backed securities prepays more rapidly than anticipated, we would have to write-off or amortize the premium on an accelerated basis, which would adversely affect our profitability.
The carrying value of our residential mortgage loan servicing rights and our loan servicing income derived from residential mortgage loan servicing rights may be adversely affected during periods of declining interest rates. Owning residential mortgage loan servicing rights carries interest rate risk because its value and the total amount of servicing fees earned, as well as the amortization of the investment in the servicing rights, fluctuates based on interest rates and loan prepayments (affecting the expected average life of a portfolio of residential mortgage servicing rights). The rate of prepayment of mortgage loans may be influenced by changing national and regional economic trends, such as recessions or depressed real estate markets, as well as the difference between interest rates on existing mortgage loans relative to prevailing mortgage rates. During periods of declining interest rates, many borrowers refinance their mortgage loans. Accordingly, as prepayments of mortgage loans increase, the loan administration fee income related to the residential mortgage loan servicing rights corresponding to a mortgage loan ceases as mortgage loans are prepaid. Consequently, the market value of portfolios of residential mortgage loan servicing rights tends to decrease during periods of declining interest rates, since greater prepayments can be expected, and as a result, the amount of loan administration income received also decreases. See further discussion at Item 7. “Mortgage Servicing Rights”, and at Item 7A. “Interest Rate Risk” in this report.

We may have fluctuations in our quarterly results. Our financial results are subject to significant quarterly fluctuations as a result of, among other things, our loan production, opening of new branch locations, development of new products and services, premium amortization caused by prepayments of certain wholesale assets, such as our single-family mortgage loans, guaranteed SBA loans and pooled securities and changes in interest rates. Our operating results will fluctuate significantly in the future as a result of a variety of factors, some of which are outside of our control, including general economic conditions, economic conditions in the financial industry, the effects of governmental regulations and regulatory changes, capital expenditures and other costs relating to the expansion of operations, the introduction of new services by us or our competitors and the mix of services sold. In response to a changing competitive environment, we may elect from time to time to make certain pricing, service, or marketing decisions or enter into strategic alliances or make investments that could have a material adverse effect on our business, results of operations, financial condition and cash flow. Accordingly, our results of operations for any particular quarter are not necessarily indicative of the results that may be achieved for any succeeding quarter or for the full fiscal year.
Our loan portfolio remains concentrated in real estate loans. Real estate lending (including commercial, construction, land development, and residential) remains a large portion of our loan portfolio. These categories constitute $973 million, or approximately 84% of our total loan portfolio as of December 31, 2006. Our business plan calls for continued increases of commercial real estate, residential and commercial construction and land development loans. A downturn in the real estate markets in which United Western Bank originates, purchases and services mortgage and other loans could hurt its business because these loans are secured by real estate. United Western Bank’s real property collateral is currently located throughout the United States although, as a result of our community banking strategy, the amount of such collateral in the Colorado Front Range market is likely to increase. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing the loans could be reduced. United Western Bank’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and United Western Bank would be more likely to suffer losses on defaulted loans. Any such downturn in the real estate markets could have a material adverse effect on our business, financial condition and results of operations.
We face strong competition from financial service companies and other companies that offer banking services, which could hurt our business. Pursuant to our community banking business strategy, we expect to expand our retail and commercial banking operations in the Colorado Front Range market. Increased competition within this market may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the financial and banking services that we offer, or intend to offer, in the Colorado Front Range market. Many of these competitors have larger balance sheets than ours and may be able to compete more effectively than us due to their relative size. If we are unable to attract and retain banking customers, we may be unable to achieve our anticipated loan and deposit growth and our business, financial condition and results of operations may be adversely affected. See further discussion of competition at Item 1. “Competition” in this report.
The allowance for loan losses may not be adequate to cover actual losses and must be managed to provide sufficient reserves to absorb probable losses in our loan portfolio. A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The underwriting and credit monitoring policies and procedures that the Company has adopted to address this risk may not prevent unexpected losses that could harm our business, financial condition, results of operations and cash flows. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond the Company’s ability to predict, influence or control.
The Company maintains an allowance for loan losses to provide for loan defaults and nonperformance. The Company’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our business, financial condition, results of operations and cash flows. The allowance for loan losses reflects the Company’s estimate of the probable losses inherent in the loan portfolio at the relevant balance sheet date. The Company’s allowance for loan losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates. We cannot assure you that the Company will not increase its allowance for loan losses further or that regulators will not require United Western Bank to increase its allowance. Either of these occurrences could harm our results of operations. See further discussion at Item 7. “Asset Quality” and Allowance for Credit Losses” in this report.

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

If a loan originator or seller of mortgage loans and mortgage servicing rights breaches its representations and warranties to us, we may be at risk if such seller does not have the financial capacity to pay for damages we incur as a result of such breach or to repurchase any such loan. We generally receive representations and warranties from the originators and sellers from whom we purchase mortgage loans and mortgage servicing rights, as well as in certain situations, contractually providing for recourse relating to performance of the loans we purchase. However, in the event of an originator’s and/or seller’s breach of such representations and warranties, we may be subject to the risk of loss that may result from such a breach if the seller and/or originator does not have the financial capacity to pay for any damages we incur or to repurchase loans when called upon by us to do so.
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
Failure in our automated systems and controls could subject us to increased operating costs as well as litigation and other liabilities. We depend heavily upon our automated systems and controls for our business and operations. These systems and controls support the evaluation, acquisition, monitoring, collection and administration of our loan and servicing portfolios, depository, general accounting and other management functions, as well as the brokerage functions we perform. The failure of the automated systems, including a failure of data integrity or accuracy, could have a material adverse effect on our business and financial condition.
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
Any failure to prevent breaches of our computer and network security systems may result in customer information being compromised and/or identity theft, which would have a material adverse effect upon our business. We maintain personal and financial information about our current, past and potential customers on our computer systems and network infrastructure, such as customer names, addresses, social security numbers, tax identification numbers, bank account numbers, information on loan applications and other sensitive personal and financial information about our customers. In addition, our customers may use the Internet to connect to United Western Bank’s website to retrieve information about their accounts and to conduct online transactions, such as online bill payments. If the security of our encrypted computer systems and network infrastructure responsible for storing our customers’ personal and financial data and information or the security of our online banking Internet services is breached, then customer information could be stolen and misused. Such misuse could include the loss of privacy resulting from the sale or disclosure of the information to third parties, credit fraud or other consequences of identity theft to the customer. While we believe that our current encrypted systems meet or exceed all commercial standards for network security, new criminal schemes or capabilities could compromise or breach our systems and network infrastructure. If our security measures fail to protect our customer’s information, our existing and future customer base may be adversely affected, we may become subject to customer lawsuits, the public perception of us may be diminished, and our results of operations and financial condition would be adversely affected.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations. We are subject to extensive regulation, supervision and examination. United Western Bank is regulated by the OTS and the FDIC and we are also regulated by the OTS. United Western Bank also belongs to the FHLBank System and, as a member of such system, is subject to certain regulations promulgated by the FHLBank of Topeka and FHLBank of Dallas. Any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the OTS, the FDIC, the FHLBank System, the United States Congress or other federal or state regulators could have a material adverse effect on our business, financial condition, results of operations and cash flows.
This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect the FDIC’s insurance fund and our depositors and borrowers, rather than our shareholders. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Truth-in-Saving Act, the Federal Trade Commission Act and Colorado’s deceptive practices acts. These laws also permit private individual and class action lawsuits and provide for the recovery of attorneys fees in certain instances. No assurance can be given that the foregoing regulations and supervision will not change so as to affect us adversely. See further discussion at Item 1. “Regulation and Supervision” in this report.
Sterling Trust is subject to regulation as a trust company and could be the subject of third party actions as a result of the trust services it provides. As a Texas-chartered trust company, Sterling is subject to supervision, regulation and examination by the Texas Department of Banking. Pursuant to applicable law, a Texas trust company, such as Sterling, is subject to virtually all provisions of the Texas Banking Act as if the trust company were a state-chartered bank. The activities of a Texas trust company are limited by applicable law generally to acting as a trustee, executor, administrator, guardian or agent for the performance of any lawful act, and to lend and accumulate money when authorized under applicable law. Sterling is also subject to Internal Revenue Service and Department of Labor regulations. This regulation and supervision limits the activities in which Sterling may engage and the Texas Department of Banking has supervisory and enforcement power with respect to Sterling’s operations. No assurance can be given that the foregoing regulations and supervision will not change so as to affect Sterling or us adversely. See further discussion at Item 1. “Regulation and Supervision.”
As a custodian of self-directed individual retirement accounts and other retirement accounts, Sterling does not provide investment advice, nor does it maintain discretion, with regard to the investment choices made by its customers and their representatives. Nevertheless, Sterling has been in the past, and may be in the future, subject to claims by third parties regarding breach of contract, breach of fiduciary duty, or similar claims alleging violation of duty or law. While we believe federal law and the laws of the various states in which we operate support our view of Sterling’s duties, or lack thereof, in that regard, there can be no assurances that any third party that takes a contrary position will not prevail in any litigation or other proceeding challenging the matter.
Our ability to service our debt and pay dividends is subject to our ability to receive dividends from our subsidiaries. We are a separate legal entity from our subsidiaries and do not have significant operations of our own. We currently depend on our cash and liquidity as well as dividends from our subsidiaries to pay our operating expenses. There is no assurance that our subsidiaries will continue to have the capacity to pay us the necessary dividends to satisfy our obligations. The availability of dividends from United Western Bank is limited by various statutes and regulations. Depending upon the financial condition of United Western Bank and other factors, it is possible that the OTS could assert that the payment of dividends or other payments by United Western Bank are an unsafe or unsound practice. In the event our subsidiaries are unable to pay dividends sufficient to satisfy our obligations, we may not be able to service our debt, pay our obligations as they become due or pay dividends on our common stock. In such an event, an inability to receive dividends from our subsidiaries could have a material adverse effect on our financial condition, results of operations and prospects.
Significant legal actions could subject the Company to substantial liabilities. The Company is from time to time subject to claims related to its operations. These claims and legal actions, including potential supervisory actions by the Company’s regulators, could involve large monetary claims and significant defense costs. As a result, the Company may be exposed to substantial liabilities, which could adversely affect the Company’s results of operations and financial condition.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms. The following table sets forth certain information concerning the real estate that we own or lease:

	Square			Monthly Rent or
Location	Feet/Acres	Owned/Leased	Occupant	Mortgage Payment
Denver, CO	62,487	Leased through October 31, 2016(1)	United Western Bancorp and various of its subsidiaries	$102,499
Phoenix, AZ	17,421	Leased through August 31, 2007	Matrix Financial	$8,885
Highlands Ranch, CO	18	Leased Month to Month	United Western Bancorp	$2,400
Dallas, TX	6	Leased through April 6, 2007	United Western Bancorp	$875
Thornton, CO	2,950	Leased through April 2007 then month to month	United Western Bank	$3,000
Waco, TX	11,294	Leased through June 30, 2011	Sterling	$13,553
Waco, TX	8,116	Leased through June 30, 2011	Sterling	$7,304
St. Louis, MO	6,144	Leased through June 30, 2012	Equi-Mor Holdings, Inc.	$14,125
St. Louis, MO	5,500	Owned	Equi-Mor Holdings, Inc.	N/A
St. Louis, MO	42,000	Owned	Equi-Mor Holdings, Inc.	N/A
Ft. Lupton, CO	389 Lots	Owned	Matrix Funding Corp.	N/A
Denver, CO	6,492	Leased (land lease)	United Western Bank — Cherry Creek Bank	$2,500
Boulder, CO	5,492	Leased (land lease)	United Western Bank — Boulder Bank	$1,356
Fort Collins, CO	2,272	Leased	United Western Bank — Fort Collins office	$5,364
Fort Collins, CO	1.27 Acres	Owned	Vacant Land	N/A
(1)
The Company guarantees an additional 23,171 square feet of office space at the Denver location (700 17th Street, Denver, CO 80202) pursuant to the sale and leaseback of the building, which closed on September 29, 2006. See note 21 to the consolidated financial statements in this report.

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

United Western Bancorp. United Western Bancorp, The Vintage Group, Inc., Vintage Delaware Holdings, Inc., United Western Bank, and Guy A. Gibson, currently Chairman of the Board and formerly President and CEO of United Western Bancorp, Richard V. Schmitz, formerly the Co-Chief Executive Officer and Chairman of the Board of United Western Bancorp, and D. Mark Spencer, formerly the President, Co-Chief Executive Officer and a director of United Western Bancorp, were named defendants in an action filed in November 2000 styled Roderick Adderley, et al. v. Guy A. Gibson, et al. pending in the District Court of Tarrant County, Texas (“Adderley II”), seeking to impose joint and several liability on these defendants for the former judgment against Sterling in Roderick Adderley, et al. v. Advance Financial Services, Inc., et al. (“Adderley I”). This case has settled and is now closed. See “—Sterling” below.
United Western Bancorp, United Western Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. have also been named as defendants in the Munoz matter described below. See "—Sterling.”
United Western Bank. A former customer of United Western Bank is a debtor in a Chapter 11 proceeding under the Bankruptcy Code styled In re Apponline.com, Inc. and Island Mortgage Network, Inc. pending in the United States Bankruptcy Court for the Eastern District of New York. Prior to the bankruptcy filing, United Western Bank had provided the customer, Island Mortgage Network, Inc., with a purchase/repurchase facility under which United Western Bank purchased residential mortgage loans, with Island Mortgage having the right or obligation to repurchase such mortgage loans within a specified period of time. United Western Bank initiated an adversary claim in the Bankruptcy Court against the State Bank of Long Island (“State Bank”) seeking to recover losses sustained by United Western Bank as a result of the fraud perpetrated by Island Mortgage. State Bank, among other things, was the depository bank for Island Mortgage. In the fourth quarter of 2005, United Western Bank agreed to settle its claims against State Bank in return for payment by State Bank to United Western Bank of $475,000, and this adversary proceeding is now closed with respect to United Western Bank.
Sterling. Sterling was named a defendant in an action filed July 1999 styled Roderick Adderley, et al. v. Advanced Financial Services, Inc., et al. that was tried in Tarrant County, Texas district court in the spring of 2000. As previously disclosed, on December 22, 2005, Sterling entered into a Final Compromise Settlement Agreement and Release in connection with Adderley I. Under the settlement agreement, Sterling paid an aggregate of $3,150,000 to the plaintiffs in final settlement of all of the plaintiffs claims against all of the defendants in the Adderley I action and the related action described below, including a full release from each plaintiff in favor of each defendant in both actions. A related action, Adderley II, that had been abated by agreement of the parties pending final outcome of the Adderley I case, was also dismissed pursuant to the settlement agreement. The Agreement was also made for the benefit of United Western Bancorp, Inc. and United Western Bank, each of which is a signatory to the Agreement and each of which had been named a defendant in the related action. Although not signatories to the Agreement, the Agreement was also made for the benefit of The Vintage Group, Inc. and Vintage Delaware Holdings, Inc., two subsidiaries named as defendants in the related action; and Guy A. Gibson, current Chairman of the Board of United Western Bancorp, D. Mark Spencer, former President, Co-CEO and director of United Western Bancorp, and Richard V. Schmitz, former President, Co-CEO and director of United Western Bancorp.
Sterling was named a defendant in several putative class action lawsuits instituted in November 2000 by one law firm in Pennsylvania. The styles of such lawsuits are as follows: Douglas Wheeler, et al. v. Pacific Air Transport, et al.; Paul C. Jared, et al. v. South Mountain Resort and Spa, Inc., et al.; Lawrence Rehrig, et al. v. Caffe Diva, et al.; Merrill B. Christman, et al. v. Millennium 2100, Inc., et al.; David M. Veneziale, et al. v. Sun Broadcasting Systems, Inc., et al.; and Don Glazer, et al. v. Technical Support Servs., Inc., et al. All of such lawsuits were originally filed in the United States District Court for the Western District of Pennsylvania. On April 26, 2001, the District Court for the Western District of Pennsylvania ordered that all of such cases be transferred to the United States District Court for the Western District of Texas so that Sterling could properly present its motion to compel arbitration. Sterling filed separate motions to compel arbitration in these actions, all of which were granted. Each of the six plaintiffs timely filed arbitration demands with the American Arbitration Association. The demands seek damages and allege Sterling breached fiduciary duties and was negligent in administrating each claimant’s self-directed individual retirement account holding a nine-month promissory note. Each of these arbitration actions has been abated pending the outcome of the Munoz matter described below. Sterling believes it has meritorious defenses and is defending the matters vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

Sterling, United Western Bancorp, United Western Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. have been named a defendant in an action filed in December 2001 styled Heraclio A. Munoz, et al. v. Sterling Trust Company, et. al. that is pending in Superior Court of the State of California. The complaint seeks class action status, requests unspecified damages and alleges negligent misrepresentation, breach of fiduciary duty and breach of written contract on the part of Sterling. In the fourth quarter of 2005, Sterling was granted summary judgment as to all claims against it by the plaintiffs. The order granting summary judgment in favor of Sterling was formally entered with the court in April 2006. The plaintiffs filed a notice of appeal with the court in September 2006. The plaintiffs’ appeal brief is scheduled to be filed with the appellate court on March 27, 2007. In the event such decision in favor of Sterling were overturned by the appellate courts, the Company continues to believe it has meritorious defenses and will continue to defend the matter vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2006.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

			Total Number of		Maximum Number
	Total Number		Shares Purchased as		of Shares that may
	of Shares	Average Price	part of Publicly		yet be purchased
	Purchased	Paid per Share	Announced Plan		under the Plan
January 1 through January 31, 2006	4,184,277	$19.00	4,184,277	(1)	—
February 1 through November 30, 2006	—	—	—		—
December 1 through December 31, 2006	300,000	$19.50	300,000	(2)	77,829

Total	4,484,277	$19.03	4,484,277		77,829

(1)
Purchase of common stock was made pursuant to the Private Placement and Tender Offer announced December 9, 2005 and discussed further in Item 1. “Establishment of Community Banking Identity” above. The repurchase was limited to the net funds of the private placement offering. The tender offer was completed January 23, 2006. There will be no further repurchases of stock under the announced private placement and tender offer.

(2)
Purchase of 300,000 shares of common stock was made pursuant to the Company’s announced open market stock repurchase plan. On November 13, 2006, the Company’s Board of Directors authorized the repurchase of up to five percent of the Company’s outstanding common stock. There were 7,556,573 shares outstanding at the time the repurchase was approved. Management intends to repurchase the remaining available shares from time to time in the marketplace based on the price of our common stock, our capital ratios, liquidity and other relevant factors.

Our common stock, $0.0001 par value, is traded on the NASDAQ Global Market under the symbol “UWBK.” The following table sets forth the high and low sales prices for our common stock on the NASDAQ Global Market for the periods indicated.

	Market Price
Quarter Ended:	High	Low
December 31, 2006	$21.28	$19.00
September 30, 2006	23.89	21.28
June 30, 2006	23.89	21.25
March 31, 2006	23.90	18.70
December 31, 2005	$19.43	$12.52
September 30, 2005	13.79	12.50
June 30, 2005	13.59	11.75
March 31, 2005	12.90	12.00

On March 9, 2007, the closing price of our common stock was $23.99 per share. Also, as of that date, the approximate number of holders of record of our common stock was 78. This number does not include beneficial owners who hold their shares through nominees or in “street” name.
As discussed in Item 1. “Establishment of Community Banking Identity”, on December 9, 2005, we sold 5,120,000 shares of our common stock to “accredited investors” in a private offering exempt from registration under the Securities Act of 1933. We entered into a registration rights agreement on December 9, 2005 with the placement agent in the private offering in which we agreed, for the benefit of the investors in our common stock in the private offering, to file a registration statement with the SEC with respect to resales of the common stock sold in the private offering. We also agreed to use our reasonable best efforts to keep the registration statement effective for two years or such earlier date as all of the common stock purchased under the private offering has either been sold pursuant to this registration statement or may be sold without registration under the Securities Act of 1933. We used the net proceeds from this private offering to fund our issuer tender offer, which commenced December 21, 2005 and closed January 23, 2006. We purchased 4,184,277 of our common stock at $19.00 in the issuer tender offer.
In November 2006, the Board of Directors of the Company authorized the repurchase of up to five percent of the Company’s outstanding Common Stock. There were 7,556,573 shares outstanding at the time the repurchase was approved, and as shown above 300,000 shares of the 377,829 shares of common stock authorized for repurchase have been repurchased to date. Management intends to repurchase the remaining available shares from time to time in the market place based on the price of our common stock, our capital ratios, liquidity and other relevant factors. Our ability to repurchase stock is further limited due to various provisions in United Western Bancorp’s debt instruments, the most restrictive of which is our bank stock loan. Although we have no present plans to repurchase additional shares beyond those already authorized, management may seek authorization to make further purchases from our Board of Directors in the future.
On February 20, 2007, the Board of the Directors initiated the first cash dividend in the Company’s history. The cash dividend of $0.06 per share of common stock was paid on March 14, 2007, to shareholders of record of United Western Bancorp, Inc.’s common stock on March 5, 2007. The Company anticipates the payment of regular quarterly dividends; however, the ability of the Company to declare and pay a dividend prospectively will depend on a number of factors, including our future earnings, capital requirements, financial condition and future prospects and such other factors that our Board of Directors may deem relevant. Our ability to pay dividends is restricted by the same provisions that restrict our ability to repurchase our stock, as described in the immediately preceding paragraph. Additionally, United Western Bancorp is prohibited from paying dividends on its common stock if the scheduled payments on our junior subordinated debentures and trust preferred securities have not been made. See Item 7. “Liquidity” and “Capital” and Notes 15 and 16 to the consolidated financial statements included in this report. The ability of Sterling, First Matrix and United Western Bank to pay dividends to United Western Bancorp may be restricted due to certain regulatory requirements. See Item 1. “Business—Regulation and Supervision” in this report.
The following table provides information as of December 31, 2006 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance. For further information, see Note 20 to the consolidated financial statements included in this report.

	Number of securities		Number of securities remaining
	to be issued upon	Weighted average	available for future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants and	outstanding options,	(excluding securities reflected in
Plan Category	rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	730,674	$20.07	647,091

(1) Column (a) includes the options granted under the 1996 Amended and Restated Stock Option Plan and the 2006 Special Stock Option Plan. Column (c) includes 457,144 shares that are available for future issuance under the 1996 Amended and Restated Stock Option Plan and 189,947 shares that are available under the Company’s 1996 Employee Stock Purchase Plan (“ESPP”). There are no shares remaining under the 2006 Special Stock Option Plan. Column (a) does not include securities approved by shareholders under the Company’s ESPP, which has a shareholder approved reserve of 400,000 shares. Under the ESPP, each eligible employee may purchase a limited number of shares of common stock at annual intervals each year at a purchase price per share equal to 85% of the fair market value of the Company’s common stock as of either the beginning or ending date of the annual purchase period. Participation under the ESPP was suspended for 2005 and 2006. The Company re-implemented the ESPP effective January 1, 2007.

Performance Graph
The performance graph below compares the cumulative total shareholder return on United Western Bancorp, Inc. common stock with the cumulative total return on the equity securities of companies included in the SNL $1 billion to $5 billion Thrift Index and the Russell 2000 Index. The graph assumes an investment of $100 on December 31, 2001 and reinvestment of dividends on the date of payment without commissions. The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ended
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
United Western Bancorp, Inc.	$100.00	$90.14	$88.1	$119.14	$179.14	$190.38
SNL $1B-$5B Thrift Index	100.00	128.06	192.07	217.67	215.77	248.17
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
Item 6. Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION
OF UNITED WESTERN BANCORP, INC.
The following selected consolidated financial data and operating information of United Western Bancorp, Inc. and subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included elsewhere in this report.
Information presented in this table is from continuing operations. This information excludes, for all periods presented, the results of Matrix Bancorp Trading, Inc., a former brokerage subsidiary, which we sold certain assets and the operations effective March 31, 2006, and ABS School Services, LLC, our former school services subsidiary, which we sold to former executive officers of the Company on May 5, 2006. Both of these dispositions were part of our strategy to divest certain non-core operations of the Company and are reported as discontinued operations. This information also excludes the financial results of the wholesale production platform for all of the years presented. The platform was sold in 2003 and is also treated as discontinued operations. The results from continuing operations include, however, the operations of Matrix Asset Management Corporation in which our majority interest was sold in 2004, and the equity earnings generated by our joint venture investment in Matrix Settlement and Clearance Services, LLC in which our interest was sold in 2004. The results from continuing operations as reflected herein are not necessarily reflective of the financial results that might have occurred had the dispositions referred to above actually been completed on the indicated date, and are not indicative of any future results.

	As of and for the
	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Statement of Operations Data
Net interest income before provision for credit losses	$55,517	$44,630	$39,802	$37,399	$38,794
Provision for credit losses	2,341	1,490	2,914	3,591	1,791

Net interest income after provision for credit losses	53,176	43,140	36,888	33,808	37,003

Noninterest income:
Loan administration	7,749	10,103	15,253	21,668	27,359
Brokerage	583	1,737	3,657	4,457	2,372
Custodial and administration services	6,833	7,217	7,853	6,781	5,345
Real estate disposition services	168	1,391	7,786	6,624	4,153
Gain on sale of loans and securities	685	2,002	6,586	14,267	5,419
Gain on sale of assets	3,100	300	31,767	—	—
Gain on sale of mortgage servicing rights, net	—	—	—	—	675
Litigation settlements	2,550	764	—	—	—
Other	7,347	4,753	5,650	6,839	4,361

Total noninterest income	29,015	28,267	78,552	60,636	49,684
Noninterest expense	68,685	73,683	84,620	95,147	98,337

Income (loss) from continuing operations before income taxes	13,506	(2,276)	30,820	(703)	(11,650)
Income tax expense(benefit)	3,593	(2,414)	10,817	(690)	(4,951)

Income (loss) from continuing operations	$9,913	$138	$20,003	$(13)	$(6,699)

Income (loss) from continuing operations per share assuming dilution(1)	$1.27	$0.02	$3.02	$—	$(1.04)
Weighted average common shares assuming dilution	7,791,516	7,036,128	6,630,006	6,539,195	6,462,272
Balance Sheet Data
Total assets	$2,156,548	$2,079,388	$1,888,860	$1,723,924	$1,701,405
Securities	838,979	540,194	316,367	152,508	29,073
Total loans, net	1,155,721	1,353,385	1,369,539	1,344,256	1,393,810
Mortgage servicing rights, net	15,399	20,708	26,574	39,744	63,200
Deposits(2)	1,345,681	1,124,044	1,119,159	974,059	933,957
Custodial escrow balances	40,017	49,385	51,598	85,466	151,790
FHLBank borrowings	519,431	615,028	506,118	458,204	385,785
Other borrowings	116,216	90,953	93,408	114,495	125,903
Total shareholders’ equity(3)	107,753	180,728	92,315	69,684	66,936
Operating Ratios and Other Selected Data
Return from continuing operations on average total assets(4)	0.46%	0.01%	1.11%	0.00%	(0.40)%
Return from continuing operations on average equity(4)	8.92	0.14	24.70	(0.02)	(9.69)
Average equity to average total assets(4)	5.12	5.07	4.48	3.99	4.13
Net interest margin(4)(5)	2.74	2.44	2.57	2.58	2.78
Operating efficiency ratio(6)	74.71	92.05	58.27	66.91	67.75
Total amount of loans purchased for sale	$217,760	$1,167,953	$1,738,181	$1,636,986	$1,127,632
Balance of owned servicing portfolio (end of period)	1,313,064	1,717,998	2,258,840	3,183,536	5,333,627
Trust assets under administration (end of period)	3,795,317	3,079,117	18,195,726	13,280,435	7,876,329
Ratios of Earnings to Fixed Charges(7)
Including interest on deposits	1.22x	0.95x	1.97x	0.98x	0.72x
Excluding interest on deposits	1.35x	0.92x	2.45x	0.96x	0.42x
Loan Performance Ratios and Data
Allowance for credit losses	$8,762	$9,997	$11,172	$9,789	$9,343
Nonperforming loans(8)	8,398	16,894	31,345	31,450	30,818
Nonperforming loans/total loans(8)	0.72%	1.24%	2.27%	2.32%	2.20%
Nonperforming assets/total assets(8)	0.64	1.03	1.82	2.32	2.30
Net loan charge-offs/average loans(4)	0.29	0.20	0.14	0.23	0.21
Allowance for credit losses/ total loans	0.75	0.73	0.81	0.72	0.67
Allowance for credit losses/ nonperforming loans	104.33	59.17	35.64	31.13	30.32

(1)
Net income (loss) per common share assuming dilution is based on the weighted average number of common shares outstanding during each period and the dilutive effect, if any, of stock options and warrants outstanding. There are no other dilutive securities.

(2)	At December 31, 2006, 2005, 2004, 2003 and 2002, the total balance of brokered deposits was $25.7 million, $42.5 million, $247.9 million, $104.6 million, and $327.3 million respectively.

(3)
Total Shareholders’ Equity at December 31, 2005 includes approximately $87.0 million in proceeds from the private offering. The Company used approximately $79.5 million of the proceeds in January 2006 to complete the issuer tender offer and purchase shares of the Company’s common stock. This use of proceeds reduced total shareholders equity in January 2006. See further discussion at Item 1., “Establishment of Community Banking Identity.”

(4)	Calculations are based on average daily balances where available and monthly averages otherwise.

(5)	Net interest margin has been calculated by dividing net interest income from continuing operations before provision for credit losses by average interest-earning assets.

(6)
The operating efficiency ratio has been calculated by dividing noninterest expense from continuing operations, excluding amortization of mortgage servicing rights, by operating income from continuing operations. Operating income from continuing operations is equal to net interest income before provision for credit losses plus noninterest income.

(7)
For purposes of calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before taxes plus interest and rent expense. Fixed charges consist of interest and rent expense.

(8)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality” for a discussion of the level of nonperforming loans.
Fourth Quarter Results
Net income for the fourth quarter of 2006 was $3.7 million or $.50 per diluted share compared to net income of $2.0 million for the third quarter or $.27 per diluted share. The Company reported a loss of $6.0 million or ($.76) per diluted share in the fourth quarter of 2005. On a linked quarter basis, net income increased $1.7 million. The increase in income was due to several factors the largest of which was the gain from the exercise of our put option on our retained 25% interest in Matrix Asset Management, LLC (“MAM”). We realized a pre-tax gain of $2.7 million on this sale, $1.7 million after tax, or $.23 per diluted share.
Continued planned growth in our community bank loan portfolio and securities portfolio, combined with the retirement of a portion of our long term debt and a change in the composition of other interest bearing liabilities, contributed to a $1.6 million increase in net interest income before provision for credit losses, or 12%, between the third and fourth quarters. Net interest income before provision for credit losses totaled $15.1 million for the quarter ended December 31, 2006, compared to $13.5 million for the quarter ended September 30, 2006. Our net interest margin was 2.92% for the fourth quarter of 2006 compared to 2.66% for the third quarter of 2006. This 26-basis-point increase in net interest margin between the third and fourth quarters of 2006 was due to the increase in outstanding community bank loans of $37 million since the community bank loans have higher yields than our wholesale assets, which are running off and being replaced.
On a year to year basis, the 46-basis-point increase in net interest margin from 2.46% for the quarter ended December 31, 2005 to 2.92% for this year is due to the same factors described above as well as the increased volume of interest-earning assets.
The provision for credit losses was $82,000 for the quarter ended December 31, 2006, compared to $380,000 for the quarter ended December 31, 2005. The decrease in provision in the fourth quarter was due to the resolution of non-performing loans and resultant improvement in asset quality that occurred in the period.
Noninterest income was $7.1 million for the quarter ended December 31, 2006, compared to $6.1 million for the quarter ended December 31, 2005 and $7.2 million for the quarter ended September 30, 2006. The increase in the year-over-year period was due principally to the gain from the sale of our 25% interest in MAM, discussed above, which was partially offset by continued declining loan administration income that is associated with our reducing mortgage servicing portfolio. Noninterest income is relatively unchanged from the third quarter 2006, as in that period we monetized $15 million of New Market Tax Credits upon which we earned a fee of approximately $1.6 million. In the third quarter of 2006, we also realized approximately $300,000 as gain on sale of property.
Noninterest expense was $17.3 million for the quarter ended December 31, 2006, compared to $28.9 million for the quarter ended December 31, 2005, and $17.5 million for the quarter ended September 30, 2006. Between the fourth quarters 2006 and 2005, the principal factors contributing to the $11.6 million decrease were the settlement of litigation at Sterling in the amount of $3.1 million in 2005, a $2.3 million charge to write down our held for sale single-family residential loan portfolio to the lower of cost or market (“LOCOM”) in 2005 and lower compensation costs associated with the “Establishment of Community Banking Identity” discussed above this year. In comparing the fourth quarter and the third quarter 2006, the principal factors that contributed to the $200,000 decrease in noninterest expenses were a $344,000 decline in mortgage servicing rights amortization due to the absolute decline in the mortgage servicing rights, and a $434,000 decline in occupancy expense due to sale of our tower, which reduced certain landlord expenses, as well as approximately $294,000 of amortization of our deferred gain from the sale of our headquarters building in 2006. Offsetting most of these declines was an increase of $853,000 in compensation caused by increased community bank loan production, new banking professionals hired in the period, and year end incentive compensation.

Income tax expense was $1.1 million for the quarter ended December 31, 2006, compared to a benefit of $5.2 million for the quarter ended December 31, 2005 and $900,000 for the quarter ended September 30, 2006. Our tax rate was 22.3%, 45.7% and 30.2% for those same periods respectively. The decline in the tax rate between the third and fourth quarters of 2006 was due to the deployment of approximately $10 million of New Market Tax Credits at United Western Bank, which lowered our taxes by approximately $308,000 and the resolution of a tax contingency, which lowered our taxes by approximately $198,000.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial position and results of operations and should be read in conjunction with the information set forth under Item 1A. “Risk Factors,” and our consolidated financial statements and notes thereto included in Item 8 in this report.
Overview
For the year ended December 31, 2006, earnings were $11.7 million compared to $1.6 million for the year ended December 31, 2005, an increase of $10.1 million, or 648%. Diluted earnings per share for 2006 increased 582% to $1.50 compared to $.22 per share in 2005.
Income from continuing operations was $9.9 million for the year ended December 31, 2006 compared to $138,000 for the year ended December 31, 2005. Diluted earnings per share from continuing operations for 2006 was $1.27 compared to $.02 per share in 2005.
The primary source of the Company’s net revenue is net interest income after provision for credit losses, which is the difference between total interest earned on interest earning assets and total interest incurred on interest bearing liabilities less provision for credit losses. Our net income is also significantly affected by other income and other expenses. The provision for loan losses reflects the amount added to the allowance for loan losses that we believe is needed to ensure the allowance is adequate to cover probable inherent losses in the loan portfolio. Non-interest income or other income consists of loan administration fees, custodial and administrative service fees, net gains on sale of assets, net gains on sale of loans and securities, brokerage fees, litigation settlements, and other operating income. Other expenses includes compensation and employee benefits, subaccounting fees, amortization of mortgage servicing rights, occupancy and equipment, mortgage servicing rights, subservicing fees, professional fees, data processing, and other operating expenses.
Net interest income can change significantly from period to period based on levels of interest rates, customer prepayment patterns, the volume and mix of interest earning assets and the volume and mix of interest bearing liabilities. The provision for credit losses is dependent on changes in the loan portfolio and management’s assessment of the collectibility of the loan portfolio, as well as economic and market conditions. Other income and other expenses are impacted by growth of operations and growth in the number of accounts through the execution of our community banking business strategy. Growth in operations affects other expenses as a result of additional employees and increases in our regional banking office locations. Growth in the number of accounts affects other income, including certain fees as well as other expenses such as data processing, supplies, postage, telecommunications and other miscellaneous expenses.
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

Allowance for Credit Losses. The Company currently views the determination of the allowance for credit losses as a critical accounting policy that requires significant judgments, assumptions and estimates used in preparation of its consolidated financial statements. The allowance for credit losses is management’s estimate of probable credit losses that are inherent in the loan portfolios. Management takes into consideration factors such as the fair value of the underlying collateral and the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, the collective experience of our credit risk management team and consideration of current economic trends and conditions.
The allowance for credit losses consists of four components, pools of homogeneous single-family loans with similar risk characteristics, pools of homogenous community bank loans with similar risk characteristics (i.e., multifamily, residential and commercial construction and development, commercial real estate and commercial), individually significant loans that are measured for impairment and a component representing an estimate of inherent, but probable undetected losses, which also contemplates the imprecision in the credit risk models utilized to calculate the allowance.
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
Pools of homogeneous community bank loans with similar risk characteristics (i.e. multifamily, residential and commercial construction and development, commercial real estate and commercial) are assessed for probable losses based on loss migration analysis where loss factors are updated regularly based on our own loss experience, the collective experience of our credit risk management team, loss rates at selected peer community banks and industry data. The analysis also incorporates the related internal gradings of loans charged off and other factors including our asset quality trends and national and local economic conditions.
The portion of the allowance established for loans measured for impairment reflects expected losses resulting from analyses developed through specific allocations for individual loans. The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. Estimated fair value is typically measured using the fair value of collateral, as such loans are usually collateral dependent, but may be measured using either the present value of expected future cash flows discounted using loan rate, or the market price of the loan. All loans considered impaired are included in nonperforming loans. The Company evaluates its residential loans collectively due to their homogeneous nature. Accordingly, potential impaired loans of the Company include only community bank loans such as multifamily, residential and commercial construction and development, commercial real estate and commercial loans classified as nonperforming loans.
The last component of the allowance for credit losses is a portion which represents the estimated inherent but undetected probable losses, and the imprecision in the credit risk models utilized to calculate the allowance. This component of the allowance is primarily associated with community bank loans and is reflective of the uncertainty related to the recent growth in the community bank loan portfolio, general economic conditions and ongoing uncertainty with respect to a small number of individually large loans.
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

Litigation. The Company also considers the judgments and assumptions concerning litigation as a critical accounting policy. From time to time the Company is named as a defendant in various legal proceedings. Most of these cases involve ordinary and routine claims incidental to our business. We accrue for contingent liabilities with respect to litigation matters in accordance with the requirements of SFAS 5, which generally requires the Company to accrue a loss for a litigation matter involving a contingent liability if the loss is probable and the amount of the loss is reasonably estimable. See a full description of such proceedings at Item 3. “Legal Proceedings.” With respect to all pending litigation matters, our ultimate legal responsibility, if any, cannot be estimated with certainty. Based on the ultimate outcome of such proceedings, it is possible that future results of operations and financial position for any particular quarterly or annual period could be materially affected by changes in our assumptions related to such proceedings.
Valuation of Mortgage Servicing Rights and Loans Held for Sale. The Company also considers its LOCOM valuations which apply to the valuation of mortgage servicing rights and loans held for sale to be a critical accounting policy that requires use of judgments, assumptions and estimates. Our mortgage servicing portfolio does not trade in an active open market with readily observable market prices. Although sales of mortgage servicing rights do occur, the exact terms and conditions may not be readily available. As such, mortgage servicing rights are established and valued in accordance with SFAS 140 using discounted cash flow modeling techniques that require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing rights asset. Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing rights, mortgage interest rates, which are used to determine prepayment rates, and discount rates are held constant over the estimated life of the portfolio. Expected mortgage loan prepayment rates are derived from a third-party model and may be adjusted to reflect the specific characteristics of the Company’s portfolio. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value. Management compares its fair value estimates and assumptions to observable market data where available and to recent market activity and believes that the fair values and related assumptions are comparable to those used by other market participants. The Company has recorded impairment reserves and recoveries of such reserves based on the market conditions and the valuation analysis. Although management believes its process for determining the impairment reserve required adequately considers all of the potential factors that could potentially result in declines in value of the mortgage servicing rights, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for impairment could be required that could adversely affect earnings or financial position in future periods.
The Company classified $444 million of loan assets as held for sale at December 31, 2006. The majority of these loans consist of single-family residential loans and multifamily loans of approximately $384 million and $52 million, respectively. Loans held for sale are required to be carried at the lower of cost or market in accordance with SFAS 65, “Accounting for Certain Mortgage Banking Activities.” Many of the loans owned by the Company either do not trade in an active market or trade in inefficient markets. As such, the market value of loans without available market prices is estimated by loan type using interest rates for reasonably comparable assets found in the secondary marketplace. Other factors including delinquency, existence of government guarantees, and other economic factors are considered in estimating the fair value of loans held for sale. Management compares its fair value estimates and assumptions to observable market data where available and to recent market activity and believes the fair values and related assumptions are comparable to those used by other market participants. A rising interest rate environment may possibly result in declines in the market value of the loans held for sale, which may adversely affect earnings or financial position in future periods. The Company mitigates risk associated with declines in the estimated fair value of its loans held for sale by predominately holding loans with variable interest rates that tend to be less market sensitive to interest rate fluctuations than long-term fixed rate loans.
Any material effect on the consolidated financial statements related to these critical accounting areas is also discussed in this financial review.
Recent Accounting Pronouncements
Note 2 to the consolidated financial statements discusses new accounting policies adopted by the Company during 2006 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts thereof are discussed in the applicable section(s) of this discussion and the notes to the consolidated financial statements.

Results of Operations
Income from continuing operations was $9.9 million, or $1.27 per diluted share compared to $138,000 or $.02 per diluted share for 2005 or $20.0 million, or $3.02 per diluted share for 2004. The increase in income in 2006 as compared to 2005 was principally due to the $10 million increase in net interest income after provision for credit losses, $2.6 million of favorable litigation settlements and a reduction in non interest expenses caused in part by the divestiture of certain non core subsidiaries, which are presented as discontinued operations. In 2005, income from continuing operations had declined by $19.9 million from 2004 levels. Our 2004 income before taxes included gains recognized on the sale of the retail branches of United Western Bank in Sun City, Arizona and Las Cruces, New Mexico of approximately $10.0 million, a gain on the sale of our majority interest in Matrix Asset Management Corporation of $13.5 million and a gain on the sale of our interest in Matrix Settlement and Clearance Services, LLC of approximately $8.3 million. Offsetting a portion of these 2004 gains were a charge of approximately $3.0 million to settle a bankruptcy preference claim, and a charge of approximately $1.4 million in connection with the transfer of our servicing platform to a third party sub-servicer.
Details of the changes of the various components of income from continuing operations are further discussed below.
Net Interest Income
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

	Year Ended December 31,
	2006			2005			2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Single-family loans receivable	$723,314	$35,223	4.87%	$1,033,872	$43,040	4.16%	$918,044	$39,669	4.32%
Multi-family	60,618	3,638	6.00	71,170	4,133	5.81	76,380	4,529	5.93
Construction	31,339	2,861	9.13	30,817	2,451	7.95	20,966	1,364	6.51
Commercial real estate	89,062	6,076	6.82	36,907	2,661	7.21	26,554	1,532	5.77
Commercial	10,619	857	8.07	7,448	377	5.06	20,425	1,042	5.10
Purchased SBA loans and securities	282,421	17,435	6.17	204,104	11,100	5.44	180,782	5,877	3.25
Originated SBA loans	99,992	9,541	9.54	99,043	7,754	7.83	96,558	6,156	6.38
Land and other	18,989	1,770	9.32	11,045	917	8.30	9,237	711	7.70
Mortgage-backed securities	669,085	34,519	5.16	290,999	12,722	4.37	170,113	8,630	5.07
Interest-earning deposits	21,253	1,066	4.95	13,340	420	3.15	3,694	35	0.95
FHLBank stock	40,677	2,314	5.69	33,460	1,521	4.55	30,817	1,028	3.34

Total interest-earning assets	$2,047,369	$115,300	5.63%	$1,832,205	$87,096	4.75%	$1,553,570	$70,573	4.54%
Noninterest-earning assets:
Cash	$15,360			$35,681			$51,197
Allowance for credit losses	(8,988)			(9,247)			(8,800)
Premises and equipment	15,341			18,197			22,341
Other assets	100,375			100,683			125,946

Total noninterest-earning assets	122,088			145,314			190,684

Total assets	$2,169,457			$1,977,519			$1,744,254

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$211	$3	1.42%	$395	$6	1.27%	$3,014	$38	1.26%
Money market and NOW accounts	1,052,600	20,350	1.93	881,219	11,789	1.34	619,835	4,764	0.77
Certificates of deposit	56,320	2,389	4.24	119,857	4,088	3.41	188,097	5,862	3.12
FHLBank borrowings	630,229	30,275	4.74	574,982	20,305	3.53	502,740	12,391	2.46
Borrowed money and junior subordinated debentures	80,897	6,766	8.25	77,211	6,278	8.02	98,064	7,716	7.76

Total interest-bearing liabilities	$1,820,257	$59,783	3.26%	$1,653,664	$42,466	2.56%	$1,411,750	$30,771	2.17%
Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	$214,068			$216,131			$253,605
Other liabilities	24,048			7,570			2,408

Total noninterest-bearing liabilities	238,116			223,701			256,013
Shareholders’ equity	111,084			100,154			76,491

Total liabilities and shareholders’ equity	$2,169,457			$1,977,519			$1,744,254

Net interest income before provision for credit losses		$55,517			$44,630			$39,802

Interest rate spread			2.37%			2.19%			2.37%

Net interest margin			2.74%			2.44%			2.57%

Ratio of average interest-earning assets to average interest-bearing liabilities			112.48%			110.80%			110.05%

Volume and Rate Analysis of Net Interest Income
The following table presents the extent to which changes in volume and interest rates of interest earning assets and interest bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior period rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior period volume) and (iii) change attributable to a combination of changes in rate and volume (change in rates multiplied by the changes in volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year end 12/31/06 versus 12/31/05			Year end 12/31/05 versus 12/31/04
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	(dollars in thousands)			(dollars in thousands)
Single-family loans receivable	$(14,331)	$6,514	$(7,817)	$4,863	$(1,492)	$3,371
Multi-family	(629)	134	(495)	(304)	(92)	(396)
Construction	43	367	410	737	350	1,087
Commercial real estate	3,565	(150)	3,415	688	441	1,129
Commercial	201	279	480	(657)	(8)	(665)
Purchased SBA loans and securities	4,685	1,650	6,335	840	4,383	5,223
Originated SBA loans	75	1,712	1,787	162	1,436	1,598
Land and other	728	125	853	147	59	206
Mortgage-backed securities	19,144	2,653	21,797	5,423	(1,331)	4,092
Interest-earning deposits	329	317	646	204	181	385
FHLBank stock	366	427	793	94	399	493

Total interest-earning assets	14,176	14,028	28,204	12,197	4,326	16,523
Interest-bearing liabilities:
Regular savings	(3)	—	(3)	(32)	—	(32)
Money Market	2,603	5,958	8,561	2,542	4,483	7,025
Certificates of deposit	(2,529)	830	(1,699)	(2,285)	511	(1,774)
FHLB borrowings	2,192	7,778	9,970	1,975	5,939	7,914
Borrowed money	305	182	487	(1,682)	245	(1,437)

Total interest-bearing liabilities	2,568	14,748	17,316	518	11,178	11,696
Change in net interest income	$11,608	$(720)	$10,888	$11,679	$(6,852)	$4,827

Net Interest Income. Net interest income before provision for credit losses increased $10.9 million, or 24.4%, to $55.5 million for the year ended December 31, 2006 as compared to $44.6 million for 2005. Our net interest margin increased 30 basis points, to 2.74% for 2006 from 2.44% for 2005. Interest income increased $28.2 million to $115.3 million for 2006 compared to $87.1 million for 2005. The increase in interest income was attributable to an overall increase in the Company’s average balance of interest-earning assets to $2.05 billion for 2006 as compared to $1.83 billion for 2005, and an increase in the yield on those interest-earning assets of 88 basis points to 5.63% for 2006 as compared to 4.75% for 2005. Interest expense increased $17.3 million to $59.8 million for 2006 as compared to $42.5 million for 2005. This increase was caused by an increase in the average balance of interest-bearing liabilities of $166.6 million to $1.82 billion for 2006 compared to $1.65 billion for 2005, and an increase of 70 basis points in the cost of those liabilities to 3.26% for 2006 compared to 2.56% for 2005. The increases in the yield on our assets and cost of liabilities were generally in response to the changes in the overall interest rate environment. The expansion of our net interest rate margin is principally associated with the implementation of our community banking business strategy. We have increased our outstanding balances of community bank loans, which includes from the table above multifamily, construction, commercial real estate, commercial, originated SBA and land and other loans. These community bank loans comprise $311 million, or 15.2% of our average interest earning assets portfolio for 2006. These loans yielded 7.97%, while all other interest earning assets yield 5.21%. We anticipate the percentage of community banking loans to our total interest earning assets will increase prospectively.

Net interest income before provision for credit losses increased $4.8 million, or 12.1%, to $44.6 million for the year ended December 31, 2005 from $39.8 million for the year ended December 31, 2004. Our net interest margin, however, decreased 13 basis points to 2.44% for the year ended December 31, 2005 from 2.57% for the year ended December 31, 2004. The decrease in net interest margin is due to a 39 basis point increase in the cost of our interest bearing liabilities, which increased to 2.56% for 2005 from 2.17% for 2004. This increase was greater than the increase in the yield on our interest earning assets, which increased 21 basis points to 4.75% for 2005 from 4.54% for 2004. The yield on assets was negatively impacted by accelerated prepayments of single-family residential loans and we experienced a decline in the yield of those assets to 4.16% for 2005 compared to 4.32% for 2004. Additionally, we experienced a lower balance of noninterest bearing custodial balances as a result of the overall decrease in our servicing portfolio.
Provision for Credit Losses. The provision for credit losses is determined by management as the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level that is management’s best estimate of probable credit losses inherent in the loan portfolios. The provision for credit losses totaled $2.3 million in 2006 compared to $1.5 million in 2005 and $2.9 million in 2004. See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses.
Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $2.4 million, or 23.3%, to $7.7 million for the year ended December 31, 2006 as compared to $10.1 million for the year ended December 31, 2005. Of the total loan administration income of $7.7 million for 2006, $7.0 million represents fees from our mortgage servicing portfolio at Matrix Financial and $750,000 represents fees for servicing SBA loans. In 2005, servicing income from Matrix Financial was $9.5 million and $850,000 represented fees for servicing SBA loans. Loan service fees are principally affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received. Our mortgage loan servicing portfolio decreased to an average balance of $1.5 billion for 2006 as compared to an average balance of $2.0 billion for 2005 resulting in the overall decline in loan administration income. The average service fee (including all ancillary income) was 0.47% for the years ended December 31, 2006 and 2005. Management anticipates loan administration fees will continue to decrease as its mortgage servicing portfolio decreases through normal amortization and prepayments.
Loan administration fees decreased $5.2 million, or 33.8%, to $10.1 million for the year ended December 31, 2005 as compared to $15.3 million for the year ended December 31, 2004. Our mortgage loan servicing portfolio decreased to an average balance of $2.0 billion for 2005 as compared to an average balance of $2.7 billion for 2004. The impact of the decrease in the average balance of the servicing portfolio on loan administration fees was further affected by a decrease in the average service fee (including all ancillary income) to 0.47% for the year ended December 31, 2005 as compared to 0.55% for the year ended December 31, 2004.
Brokerage Fees. Brokerage fees principally represent income earned from SBA trading fees and to a lesser extent fees earned from investment company shares and commissions earned from brokering fixed income securities. Brokerage fees decreased by $1.2 million, or 66%, to $583,000 for the year ended December 31, 2006, as compared to $1.7 million for the year ended December 31, 2005. This decrease was principally the result of our decision to temporarily suspend the trading activities at First Matrix between March 2006 and November 2006. In December 2006, we reentered this business line; however, currently the interest rate yield curve and the price that other participants are willing to pay to acquire newly originated loans has limited our ability to purchase a significant amount of loans at levels that we deem prudent.
In 2005, Brokerage fees had already decreased $1.9 million, or 52%, to $1.7 million as compared to $3.7 million in 2004. This decrease was principally due to SBA trading fees, which were approximately $1.7 million in 2005 as compared to $3.0 million in 2004. The decrease in these fees were due to changes in the marketplace caused by the entry of other participants into this business line which increased the cost to acquire the assets on which such SBA trading fees are earned as well as the affect of the yield curve which impacted the prices at which such assets could be resold. In addition, in 2004 First Matrix operated a retail branch in Ft. Worth, Texas that generated approximately $620,000 of revenue that was closed in December 2004 after management elected to exit the retail brokerage business.

Custodial and Administration Services. Service fees for custodial and administration fees decreased $384,000 or 5%, to $6.8 million for the year ended December 31, 2006, as compared to $7.2 million for the year ended December 31, 2005. The decrease is due to the sale of substantially all of the assets of United Western Bank’s trust department in connection with the 2004 sale of our interest in Matrix Settlement and Clearance Services, LLC, which sale closed April 30, 2005. United Western Bank earned no such fees for 2006 versus $1.1 million for the first four months of 2005. Offsetting the decrease at United Western Bank, service fees at Sterling increased $710,000, or 12%, to $6.8 million for the year ended December 31, 2006 compared to $6.1 million for the year ended December 31, 2005. Total accounts under administration increased approximately 16% to 50,576 accounts at December 31, 2006, as compared to 43,491 at December 31, 2005, and total assets under administration increased to $3.82 billion at December 31, 2006, from $3.08 billion at December 31, 2005. The increase is due to the successful marketing and growth efforts by management of Sterling.
Service fees had decreased $636,000, or 8%, to $7.2 million in 2005 as compared to $7.9 million for the year ended December 31, 2004. The decrease was due to a decrease in total trust accounts under administration of which there were 43,491 accounts at December 31, 2005 compared to 60,228 accounts at December 31, 2004, and total fiduciary assets under administration that decreased to $3.08 billion at December 31, 2005 from $18.2 billion at December 31, 2004. Included in the amounts at December 31, 2004 were 19,538 trust and custodial accounts and trust and custodial assets of $15.3 billion at United Western Bank. These accounts and assets were transferred in connection with the sale to Matrix Settlement and Clearance Services, LLC, discussed above. At Sterling in 2005, service fees increased 15% to $6.1 million for 2005 from $5.3 million in 2004 due to growth in accounts and assets under custody.
Real Estate Disposition Services. Real estate disposition services represents fees earned for services provided on foreclosed properties owned by third party financial services companies and financial institutions in the Denver metro area earned by MTXC Realty, a subsidiary whose operations were sold effective March 31, 2006 as part of the Company’s divestiture of certain non-core subsidiaries. Real estate disposition services decreased $1.2 million, or 88%, to $168,000 for the year ended December 31, 2006, as compared to $1.4 million for the year ended December 31, 2005 as a result of the sale. Prospectively, the Company expects no real estate disposition services revenues.
Real estate disposition services revenues decreased to $1.4 million for the year ended December 31, 2005 as compared to $7.8 million for the year ended December 31, 2004. The results for 2004 include revenues from the operations of a former subsidiary of the Company, Matrix Asset Management Corporation, through the date of the sale of substantially all of its assets.
Gain on Sale of Loans and Securities. Gain on sale of loans and securities decreased $1.3 million, or 66%, to $685,000 for the year ended December 31, 2006 compared to $2.0 million for the year ended December 31, 2005. The gains reported includes gains on sale of repurchased FHA and VA loans that we acquired from our mortgage servicing rights portfolio of $169,000 for 2006 compared to $966,000 for 2005. Gains on sale of repurchased FHA and VA loans relate to delinquent loans that are purchased out of loan pools for which Matrix Financial acts as servicer and then resells into the secondary market. As the overall size of our servicing portfolio decreases, coupled with the increase in short-term interest rates and flat overall interest rates, the gains related to repurchased FHA and VA loans have decreased and are anticipated to continue to decrease. The second component of gains on sale of loans and securities is gains on sale of SBA and multifamily loans. For 2006 we realized gains of $682,000 from the sale of SBA loans compared to gains on the sale of SBA and multifamily loans of $540,000 for the year ended December 31, 2005. We sell certain SBA originated loans to manage certain loan concentrations in our loan portfolio and we also generally sell the guaranteed portions of originated SBA 7(a) loans. The third component of gains on sale of loans and securities includes gains on sale of investment securities. For 2006 we realized gains of $274,000 on the sale of investment securities compared to losses of $122,000 for 2005. The last component of gains on sale of loans and securities represents realized gains on sale of SBA pooled securities and unrealized gains and losses on trading securities. For 2006 we realized losses of $441,000 principally from the mark-to-market adjustment required when we transferred the trading securities to held-to-maturity as compared to gains of $613,000 for 2005. The gains on sale of loans and securities can fluctuate significantly from year to year based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, and as market conditions dictate, and the particular loans and securities we elect to sell.

In 2005, gains on sale of loans and securities declined $4.6 million, or 70%, to $2.0 million compared to $6.6 million for 2004. Gains on the sale of loans repurchased from our servicing portfolio were $966,000 in 2005 as compared to $5.0 million in 2004, a decrease of $4.0 million. This decline was due to the change in the interest rate yield curve and also due to the decreasing size of our mortgage servicing portfolio from which repurchases were obtained. Gains on sale of loans and securities in 2005 also reflected a decrease of $750,000 in gains on the sale of SBA and multifamily loans to $540,000 from $1.3 million in 2004. Gains on sale of securities increased $10,000 to $490,000 for 2005 from $480,000 for 2004. The gains on sale of loans and securities can fluctuate significantly from year to year based on a variety of factors as discussed above.
Gain on Sale of Assets. The gain on sale of assets increased $2.8 million to $3.1 million for the year ended December 31, 2006 compared to $300,000 in 2005. Gain on sale of assets for 2006 included the exercise of our put option on our retained 25% interest in Matrix Asset Management LLC from which we realized a gain of $2.7 million, a $100,000 gain from the sale of certain assets of the Denver-based real estate brokerage operations of MTXC Realty Corp, and a $285,000 gain from the sale of property owned by the Company in the state of Texas. For 2005 the gain on sale of assets included the gain from the sale of the assets of the trust operations of United Western Bank.
The gain on sale of assets had decreased to $300,000 in 2005 from $31.8 million in 2004. The gain on sale of assets for 2004 included the gain on the sale of our 75% interest in Matrix Asset Management Corporation of $13.5 million, the gain on the sale of the branches of United Western Bank in Las Cruces, New Mexico of $5.1 million and in Sun City, Arizona of $4.9 million, and the $8.3 million gain on the sale of our interest in Matrix Settlement and Clearance Services, LLC.
Litigation Settlements. Litigation settlements includes amounts recovered as a result of legal actions against third parties related to losses sustained by the Company in prior years. Litigation settlements of $2.55 million for the year ended December 31, 2006 represent three recoveries, two at United Western Bank and one at Matrix Financial, related to lending and loan origination issues. Litigation settlements of $764 thousand for the year ended December 31, 2005 represented a matter at United Western Bank related to a prior separate lending issue.
Other Income. Other income, which includes equity in earnings of unconsolidated subsidiaries, fees from the monetization of New Market Tax Credits, income earned on bank owned life insurance, rental income and other miscellaneous income items, increased $2.5 million, or 55%, to $7.3 million for the year ended December 31, 2006 compared to $4.8 million for 2005. The increase was primarily due to fees of $2.2 million earned from the monetization of $24 million of New Market Tax Credits for 2006 compared to fees of $278,000 for 2005 from the monetization of $5 million of New Market Tax Credits. Equity in earnings of unconsolidated subsidiaries was $462,000 for 2006 compared to $150,000 for 2005. This increase was a result of the performance of our investment in Matrix Asset Management. Bank owned life insurance income was relatively unchanged and was $888,000 for 2006. Rental income declined $352,000, or 17%, to $1.7 million for 2006 compared to $2.1 million for 2005. The decline was due to the sale of the United Western Financial Center, which we sold on September 29, 2006.
In 2005, other income had decreased by $897,000, or 16%, to $4.8 million versus $5.6 million in 2004. The decrease was due to a combination of various items. Due to the sale of our 45% interest in the joint venture Matrix Settlement and Clearance, LLC, we did not have an equity pick-up in 2005, which caused a decrease of $1.5 million. In 2005, we also experienced a decrease of $290,000 in the level of equity pick-up in our investment in the new company formed from the sale of substantially all of the assets of Matrix Asset Management Corporation from $440,000 in 2004. These decreases were offset by an increase in loan referral fees of approximately $920,000 to $860,000 for 2005 due primarily to increases in prepayment and other loan fees, as well lower losses in the equity earnings in our unconsolidated trust preferred securities trusts.

Noninterest Expense. Noninterest expense declined $5.0 million, or 7%, to $68.7 million for the year ended December 31, 2006 from $73.7 million for 2005. Noninterest expense was $84.6 million for the year ended December 31, 2004. The following table details the major components of noninterest expense for the periods indicated:

	Year Ended
	December 31,
	2006	2005	2004
	(Dollars in thousands)
Compensation and employee benefits	$22,309	$25,843	$26,282
Amortization of mortgage servicing rights	5,810	7,764	16,100
Occupancy and equipment	3,781	3,883	4,882
Postage and communication	1,063	1,176	1,833
Professional fees	2,322	2,656	2,794
Mortgage servicing rights subservicing fees	2,488	3,073	1,367
Data processing	804	903	1,595
Subaccounting fees	21,013	13,447	7,738
Recovery of mortgage servicing rights	(276)	(1,180)	(444)
Other general and administrative	9,371	16,118	22,473

Total	$68,685	$73,683	$84,620

Compensation and employee benefits declined $3.5 million, or 14%, to $22.3 million for the year ended December 31, 2006 compared to $25.8 million for the year ended December 31, 2005. This decrease was primarily due to the inclusion of approximately $7.9 million severance, contract buy-out and option buy-out expenses associated with the establishment of the community banking strategy previously discussed in Item 1. “Establishment of Community Banking Identity.” Absent the expenses associated with the Establishment of Community Banking Identity, compensation and employee benefits increased $4.4 million, or 24%, to $22.3 million for 2006 from $17.9 million for 2005. This increase was primarily due to the hiring of five new regional community banking teams and the credit administration infrastructure to support the implementation of our community banking strategy. Also included in compensation and employee benefits expense for 2006 is $559,000 of expense associated with equity compensation associated with SFAS 123(R) that was not applied to 2005.
Compensation and employee benefits had decreased $439,000, or 2%, to $25.8 million in 2005 compared to $26.3 million in 2004. This decrease occurred notwithstanding the inclusion in 2005 of $7.9 million in compensation costs, including severance, contract buy-outs and option buy-outs, associated with the Establishment of Community Banking Identity. Absent these expenses, basic compensation and employee benefits had decreased approximately $8.3 million in 2005 versus 2004 due to reductions in the overall number of employees for the year caused by the sale of our majority interest in Matrix Asset Management Corporation, the sale of our United Western Bank branches and reductions of employees at Matrix Financial due to the transfer of servicing to the third party sub-servicer. These changes caused the Company to go from 509 employees at January 1, 2004 to 309 employees on December 31, 2005 a decrease of 200 employees or 39% over the two year period.
Amortization of mortgage servicing rights decreased $2.0 million, or 25%, to $5.8 million for the year ended December 31, 2006 compared to $7.8 million for 2005. We have not added significantly to our mortgage servicing portfolio since February 2003 when we exited the mortgage production business at Matrix Financial. Our amortization of mortgage servicing rights fluctuates principally based on the prepayment rates experienced with respect to the underlying mortgage loan portfolio. For the year ended December 31, 2006, our mortgage servicing rights portfolio experienced average prepayment speeds of 21.8% compared to 23.7% for the year ended December 31, 2005. The average mortgage servicing rights portfolio in 2006 declined to $1.5 billion compared to $2.0 billion for 2005.
Amortization of mortgage servicing rights had decreased $8.3 million, or 51.8%, to $7.8 million for 2005 compared to $16.1 million for 2004. The decrease was due to a combination of the decrease in the average balance in our mortgage servicing rights portfolio to $2.0 billion at December 31, 2005 as compared to $2.7 billion at December 31, 2004, as well as a decrease in the average prepayment speeds on our servicing portfolio which for 2005 was at an average of 23.7% as compared to 27.5% for 2004. Amortization of mortgage servicing rights is included in expenses of our mortgage banking operating segment.

We recovered $276,000, $1.2 million and $444,000 of previously recorded impairments on our mortgage servicing rights for the years ended December 31, 2006, 2005 and 2004, respectively. The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor, among other things, to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows. Due to changes in the interest rate environment during the periods, among other factors, an impairment recovery against the valuation of the asset was recorded. It is not possible to estimate if future impairments or recoveries will occur, and further changes in market interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future periods. The impairment or recovery on mortgage servicing rights is included in expenses of our mortgage banking operating segment.
Subaccounting fees increased $7.6 million, or 56%, to $21.0 million for the year ended December 31, 2006 compared to $13.4 million for 2005. Subaccounting fees for 2005 of $13.4 million grew by $5.7 million, or 74% as compared to $7.7 million for 2004. Subaccounting fees represent fees paid to third parties to service depository accounts on our behalf and are incurred at United Western Bank for custodial and institutional deposits. The increase in subaccounting fees is due to a combination of an increase in the interest rates to which the subaccounting fees are related, as well as an increase in the average balance of deposits for which subaccounting fees are incurred. Subaccounting fees are generally tied to the targeted federal funds rate. The average rate was 4.96%, 3.19%, and 1.34% for the years ended December 31, 2006, 2005, and 2004, respectively. The average balance of custodial and institutional deposits that are subject to subaccounting fees were $1,022.2 million, $875.1 million and $648.0 million for 2006, 2005 and 2004, respectively. We expect that the balance of deposits subject to subaccounting fees will decrease as a percentage of our total deposits in the future as we expand our community bank deposit base.
The remainder of noninterest expense, which includes occupancy and equipment expense, postage and communication, professional fees, mortgage servicing rights subservicing fees, data processing costs and other general and administrative expenses decreased $8.0 million, or 29%, to $19.8 million for the year ended December 31, 2006 compared to $27.8 million for 2005. The majority of the decrease occurred in other general and administrative expense which declined by $6.6 million to $9.4 million for 2006 from $16.1 million for 2005. In 2005 we incurred a $2.3 million LOCOM charge to adjust the value of our single-family residential loans held for sale portfolio to market, and a $3.1 million charge to settle an ongoing litigation matter. In 2006, we recovered the entire $2.3 million LOCOM charge due to repayments of the loans that had declined in value and an increase in loan pricing due to market factors. In 2006, mortgage servicing rights and subservicing fees declined by 19% or $585,000 due to the decreasing balance of loans that are subject to such fee. Professional fees declined 13% or $334,000 due to resolution of several legal matters resulting in lower overall legal fees.
In 2005, noninterest expense had declined $7.1 million, or 20%, to $27.8 million compared to $34.9 million in 2004. The decrease was primarily due to decreases in levels of repurchase reserves, foreclosure expense and write-offs of receivables at Matrix Financial which decreased $5.7 million, to a total of $2.4 million for 2005 from $8.1 million for 2004. The decreases can largely be attributed to decreases in the levels of loans repurchased through representation and warranty provisions related to our discontinued mortgage loan origination business, and due to lower levels of non-performing receivables as compared to 2004. There were also decreases in occupancy and equipment, postage and related general and administrative expenses associated with the 2004 sales of substantially all of the assets of Matrix Asset Management and sale of United Western Bank’s branches in Arizona and New Mexico.
Income Taxes. Income taxes increased $6 million for the year ended December 31, 2006 to $3.6 million as compared to an income tax benefit of $2.4 million for the year ended December 31, 2005. Our effective tax rate varies from our expected tax rate of approximately 38.25% (35% federal and 3.25% state) due to several factors. Our effective tax rate was 26.6% for 2006 compared to an income tax benefit of 106% for 2005. For the year ended December 31, 2006 our tax rate was impacted by tax exempt interest income of $1.3 million, income tax credits from the utilization of New Market Tax Credits of $1.7 million, and the resolution of an income tax contingency of approximately $198,000. Our effective tax benefit of 106% for 2005 was impacted by our loss from operations and, tax exempt interest income of $2.7 million and utilization of New Market Tax Credits of $1.2 million. In 2004, income taxes were $10.8 million and our effective tax rate was 35%. Higher overall pre-tax earnings of $30.8 million was the biggest factor in 2004, thus reducing the impact of exempt interest of $3.3 million, and New Markets Tax Credits of $630,000.

Balance Sheet
Total assets increased $77.2 million, or 3.7%, to $2.16 billion at December 31, 2006 from $2.08 billion at December 31, 2005. Loans held for investment, which includes a significant portion of our community bank loans increased by $285.7 million, or 67% to $711.6 million at December 31, 2006. Of this increase, $164 million was related to the transfer of purchased SBA from held for sale to held for investment. Loans held for sale declined $483 million, or 52%, principally from the repayment of $279 million of single-family loans and the transfer of purchased SBA loans to held for investment and outright sales of other SBA loans of approximately $50 million. See “Loan Portfolio” below for further analysis.
Investment securities available for sale at December 31, 2006 increased by $128 million to $142 million versus $14 million at December 31, 2005. Investment securities held to maturity increased $276 million to $697 million at December 31, 2006 as compared to $421 million year end 2005. Included in this increase was a transfer of trading securities comprised of SBA pooled securities to held to maturity of $90 million. See “Investment Securities” section below for additional discussion.
Total liabilities increased by $150.1 million, or 8% to $2.05 billion at December 31, 2006 from $1.89 billion at December 31, 2005. Total deposits including custodial escrow balances grew by $212.3 million or 18% to $1.39 billion during that same period. FHLBank borrowings decreased by $95.6 million, or 16%, to $519 million at December 31, 2006 compared to $615 million at December 31, 2005. The increases in deposits were principally from institutional relationships, which allowed the Company to reduce FHLBank borrowings. Borrowed money increased to $60 million from $29.6 million for the same period. The borrowings include two repurchase agreements, which total $50 million. Offsetting this increase was the elimination of $16 million of borrowings that were assumed by the buyers of our former subsidiary ABS School Services, LLC. Junior subordinated debentures declined by $5.2 million in the period due to redemption by the Company of the Matrix Bancorp Capital Trust I’s Trust Preferred Securities on October 13, 2006.
Total shareholders’ equity decreased $73.0 million to $107.8 million at December 31, 2006 compared to $180.7 million at year end 2005. This decrease was discussed above in Item 1. “Business — Establishment of Community Banking Identity.” The tender offer resulted in a $79.5 million decline in the additional paid in capital of the Company. In addition, during the fourth quarter 2006, the Company repurchased 300,000 shares of its common stock, which reduced additional paid in capital by $5.85 million. Retained earnings increased by $11.7 million due to net income. Accumulated other comprehensive income increased by $148,000 due to net unrealized gains in the market value on investment securities available for sale.
Our operations and balance sheet are in transition. We are transforming our Company from a transactional institutional and wholesale focused enterprise to a community-based banking network through our subsidiary, United Western Bank. We are replacing wholesale assets such as the single-family residential mortgage loans and certain investment securities with community bank loans, which will largely consist of commercial real estate, residential and commercial construction and development, SBA originated, commercial, and multifamily loans.
Investment Securities. The primary purpose of the investment portfolio is to provide a source of earnings, for liquidity management purposes, and to control interest rate risk. In managing the portfolio, we seek safety of principal, liquidity, diversification and maximized return on funds. See “Liquidity and Capital Resources” in this Item 7 and “Quantitative and Qualitative Disclosures About Market Risk — Asset Liability Management” and “Interest Rate Risk” under Item 7A in this report.
Our securities primarily consist of real estate collateralized instruments that are rated AAA or AA. Also we own approximately $85 million of SBA pooled securities, of which the underlying collateral consists of guaranteed portions of SBA loans. During 2006, we generally acquired securities with duration of approximately 2. The average expected life of mortgage-backed securities generally ranges between one and four years.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities available for sale and held to maturity at December 31, 2006:

	December 31, 2006				December 31, 2005		December 31, 2004
	(Dollars in thousands)
	Due after Five
	Years through		Due after		Due after		Due after
	Ten Years		Ten Years		Ten Years		Ten Years
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Balance	Yield	Balance	Yield	Balance	Yield	Balance	Yield
Available for sale Mortgage-backed securities — agency	$—	—%	$5,019	6.47%	$13,706	5.02%	$22,434	4.40%
Mortgage-backed securities - private	—	—	47,639	5.74	—	—	—	—
Collateralized Mortgage Obligations — private	—	—	88,878	5.80	—	—	95,076	5.15
SBA Securities	—	—	610	5.76	756	4.39	927	2.38

Total — available for sale			142,146	5.80	14,462	4.99	118,437	4.99

Held to Maturity Mortgage-backed securities — private	—	—	228,059	5.39	156,979	5.16	32,326	4.95
Collateralized Mortgage Obligations — private	—	—	384,280	5.27	264,031	4.87	39,229	5.22
SBA Securities	8,669	8.29	75,825	7.55	—	—	—	—

Total — held to maturity	8,669	8.29	688,164	5.56	421,010	4.98	71,555	5.10

Total AFS and HTM Securities	$8,669	8.29%	$830,310	5.60%	$435,472	4.98%	$189,992	5.03%

Loan Portfolio. Our major interest-earning asset is our loan portfolio. A significant part of our asset and liability management involves monitoring the composition of our loan portfolio, including the corresponding maturities. The following table sets forth the composition of our loan portfolio by loan type as of the dates indicated. The amounts in the table below are shown net of premiums, discounts and other deferred costs and fees.

	As of December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential	$606,693	52.49%	$885,740	65.44%	$999,202	72.96%	$903,186	67.19%	$1,001,885	71.88%
Commercial real estate	279,493	24.19	200,992	14.85	155,482	11.35	144,036	10.71	140,375	10.07
Guaranteed SBA	163,479	14.15	204,928	15.15	140,893	10.29	180,283	13.42	123,964	8.89
Commercial	24,905	2.15	12,235	0.90	19,847	1.45	46,234	3.44	36,869	2.65
Construction and Development	87,068	7.53	35,206	2.60	34,307	2.51	30,579	2.27	46,189	3.31
Consumer	2,845	0.25	243	0.02	578	0.04	2,962	0.22	4,311	0.31
School financing	—	—	24,038	1.78	30,402	2.22	46,765	3.48	49,560	3.56

Total loans	1,164,483	100.76	1,363,382	100.74	1,380,711	100.82	1,354,045	100.73	1,403,153	100.67
Less allowance for credit losses	8,762	0.76	9,997	0.74	11,172	0.82	9,789	0.73	9,343	0.67

Loans receivable, net	$1,155,721	100.00%	$1,353,385	100.00%	$1,369,539	100.00%	$1,344,256	100.00%	$1,393,810	100.00%

The increases for 2006 in commercial real estate, commercial, construction and development loans was primarily due to the implementation of our community banking business plan. We originated approximately $210 million of loans through our five community banking teams and our SBA division. These loans have higher yields than the residential and guaranteed SBA loans on our books. Overall loans declined by $197.7 million, or 15%, due to repayments of $279 million of single-family loans and a decline of $41 million of guaranteed SBA loans. These wholesale assets continue to have a negative impact on our asset yields and net interest margin. Through our new business plan, we anticipate continued growth of commercial real estate, commercial, construction and development loans and the continued declines of residential loans.
The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2006, excluding the allowance for loan losses. Actual maturities may differ from the maturities shown below as a result of renewals and prepayments or the timing of loan sales.

	As of December 31, 2006
	Less than	One to	Over Five
	One Year	Five Years	Years	Total
	(Dollars in thousands)
Residential	$1,192	$8,908	$632,197	$642,297
Multifamily, commercial real estate and commercial	37,694	79,385	348,455	465,534
Construction	39,842	13,110	834	53,786
Consumer	889	366	1,611	2,866

Total loans	$79,617	$101,769	$983,097	$1,164,483

Loans held for sale, excluding the allowance for loan losses, which are primarily contractually due in less than one to five years, are split between fixed and adjustable rates as follows:

	As of December 31, 2006
	Less than	One to	Over Five
	One Year	Five Years	Years	Total
	(Dollars in thousands)
Fixed	$82	$1,275	$29,105	$30,462
Adjustable	424	1,482	414,283	416,189

Total loans	$506	$2,757	$443,388	$446,651

Loans held for investment, excluding the allowance for loan losses, which are contractually due in one or more years, are split between fixed and adjustable rates as follows:

	As of December 31, 2006
	Less than	One to	Over Five
	One Year	Five Years	Years	Total
	(Dollars in thousands)
Fixed	$3,535	$37,737	$120,989	$162,261
Adjustable	75,576	61,274	418,721	555,571

Total loans	$79,111	$99,011	$539,710	$717,832

Asset Quality. The following table sets forth our nonperforming assets as of the dates indicated:

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual residential mortgage loans	$5,859	$8,903	$12,157	$19,599	$15,123
Nonaccrual commercial real estate	140	3,045	8,256	2,476	3,144
Nonaccrual guaranteed SBA	1,595	4,206	4,092	6,249	6,663
Nonaccrual commercial	159	373	1,076	146	725
Nonaccrual construction and development	645	120	158	—	890
Nonaccrual consumer	—	—	40	—	46
Nonaccrual school financing	—	247	5,566	2,980	4,227

Total nonperforming loans	8,398	16,894	31,345	31,450	30,818
Foreclosed real estate	5,403	4,526	2,955	8,538	8,343

Total nonperforming assets	$13,801	$21,420	$34,300	$39,988	$39,161

Total nonperforming loans to total loans	0.72%	1.24%	2.27%	2.32%	2.20%
Total nonperforming assets to total assets	0.64%	1.03%	1.82%	2.32%	2.30%
Ratio of allowance for credit losses to total nonperforming loans	104.33%	59.17%	35.64%	31.13%	30.32%
Interest on nonperforming loans not included in interest income	$700	$875	$652	$1,084	$926
As part of our asset quality function, we monitor nonperforming assets on a regular basis. Loans are placed on nonaccrual when full payment of principal or interest is in doubt or when they are past due 90 days as to either principal or interest. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of loan agreements. These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for credit losses and (if appropriate) partial or full charge-off. Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest. After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income. If interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income. Loans will not be placed back on accrual status unless back interest and principal payments are made. For certain government-sponsored loans such as FHA insured and VA guaranteed loans, we continue to accrue interest when the loan is past due 90 or more days, as the majority of the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $9.1 million, $11.0 million and $18.1 million at December 31, 2006, 2005 and 2004, respectively. These accruing loans are not included in the balances of nonaccrual loans above.
Foreclosed real estate represents properties acquired through foreclosure or other proceedings and is recorded at the lower of cost or fair value less the estimated cost of disposal. Foreclosed real estate is evaluated regularly to ensure that the recorded amount is supported by its current fair value. Direct charges to the basis of the asset reduce the carrying amount to fair value less estimated costs of disposal are recorded as necessary. Revenues and expenses from the operations of real estate owned and charges for necessary write downs are included in other income and other expenses on the income statement.

Total nonperforming loans decreased by $8.5 million, or 50%, to $8.4 million at December 31, 2006 from $16.9 million at December 31, 2005. This decrease was based on the efforts of our new credit professionals. Our credit management team reviewed the loan portfolio that existed from 2005 and earlier and identified certain loans that had weakened from origination and also implemented a new approach to credit administration with respect to certain credits. During the course of 2006 these loans were moved through the collection process and we successfully negotiated payoffs, took title or foreclosed on the property to reduce the nonperforming balances. Of the $2.5 million of non residential loans that are on nonaccrual at December 31, 2006, $1.6 million are guaranteed as to principal by the SBA.
Nonaccrual residential mortgage loans declined $3.0 million or 34% to $5.9 million at December 31, 2006 compared to $8.9 million at December 31, 2005. Nonaccrual residential mortgage loans represent 0.97% of single-family mortgage loans at December 31, 2006 as compared to 1.01% of such loans at December 31, 2005. These legacy wholesale assets repaid rapidly during 2006. We believe it is possible that nonaccrual single-family loans may grow as a percentage of the single-family portfolio due to the runoff of the remaining portfolio. We intend to focus on this to reduce the nonperforming residential loans further in 2007; however, no assurances can be made that additions to nonperforming loans will not occur.
Allowance for Credit Losses. Management believes the allowance for credit losses is critical to the understanding of our financial condition and results of operations. Selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to occur, and depending upon the severity of such changes, materially different financial condition or results of operations is a reasonable possibility.
We maintain our allowance for loan losses at a level that management believes is adequate to absorb probable losses inherent in the existing loan portfolio based on an evaluation of the collectibility of loans, underlying collateral, geographic and other concentrations, and prior loss experience. We use a risk rating system to evaluate the adequacy of the allowance for loan losses. With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and ten, by the originating loan officer, credit administration, loan review or loan committee, with one being the best case and ten being a loss or the worst case. Estimated loan default factors are multiplied against loan balances and then multiplied by an historical loss given default rate by loan type to determine an appropriate level for the allowance for loan losses. A specific reserve may be needed on a loan by loan basis. Loans with risk ratings between six and nine are monitored more closely by the officers and credit administration, and asset quality committee, and may result in specific reserves. The allowance for credit losses also includes an element for estimated probable but undetected losses and for imprecision in the loan loss models discussed above. For 2006, with the implementation of our new business plan and the hiring of our new credit professionals, our methodology was enhanced and refined. We implemented the ten point risk rating system, we reviewed the entire loan portfolio and revised the loss factors that we apply to many loan types based on the experience of our credit professionals and the Company’s relative lack of experience with certain loan types in the portfolio.
The following table sets forth information regarding changes in our allowance for credit losses for the periods indicated. The table includes the allowance for both loans held for investment and loans held for sale.

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Allowance for credit losses, beginning of year
	$9,997	$11,172	$9,789	$9,343	$9,338
Charge-offs:
Real estate — mortgage	527	2,053	1,099	1,998	1,239
Real estate — construction	500	244	—	74	—
Commercial loans and school financing	1,166	691	870	1,319	1,482
Consumer	3	64	80	139	276

Total charge-offs	2,196	3,052	2,049	3,530	2,997
Recoveries:
Real estate — mortgage	38	112	109	101	97
Real estate — construction	50	—	—	—	—
Commercial loans and school financing	311	92	40	110	17
Consumer	12	8	14	124	67

Total recoveries	411	212	163	335	181

Net charge-offs	1,785	2,840	1,886	3,195	2,816
School financing — allowance sold	1,791	—	—	—	—

Provision for credit losses charged to operations	2,341	1,665	3,269	3,641	2,821

Balance at end of year	$8,762	$9,997	$11,172	$9,789	$9,343

Ratio of net charge-offs to average loans	0.29%	0.20%	0.14%	0.23%	0.21%

Average loans outstanding during the year	$1,219,892	$1,411,974	$1,373,246	$1,376,723	$1,333,390

Net charge-offs were $1.8 million, a decline of $1.0 million from the $2.8 million of net charge-offs incurred in the year ended December 31, 2005. Of the $1.8 million in charge-offs for 2006, $923,000 related to one multifamily loan that was originated in 2004.
Net charge-offs had increased by $954,000 in 2005 compared to 2004. Charge-offs increased as a result of charge-offs of $680,000 on one multifamily loan and a significant portion of the remaining charge-offs were related to loans originated at Matrix Financial that due to a number of factors were not sold as FHA insured loans. Net charge-offs for 2004, 2003 and 2002 were related to the institutional and wholesale operations that occurred for those periods including losses related to the loan production at Matrix Financial.
For the year ended December 31, 2006, included above is $1.8 million of allowance for credit losses that was transferred to the purchaser with the sale of the loans owned by the Company’s former subsidiary ABS School Services, LLC. See additional discussion in Note 4. “Discontinued Operations — Sale of ABS School Services, LLC” to the consolidated financial statements included elsewhere in this report. The provision for credit losses charged to operations for 2002 through 2005 includes ABS School Services, LLC, provision reported in income from discontinued operations line item on the consolidated statements of income.
The provision for credit losses was $2.3 million for the year ended December 31, 2006 compared to $1.5 million for 2005 and $2.9 million for 2004. The provision is based on the results of our quarterly analyses of the loan portfolio and change in the mix of the loan portfolio. For 2006 the provision for credit losses was approximately $957,000 in the first quarter of 2006 as management implemented new loss factors based on its experience and considering the risk inherent in the loan portfolio. In the second quarter the provision for credit losses was approximately $1.1 million due to certain weakened credits and to accommodate our proactive approach to resolving certain specific credits. In the second half of 2006, management worked to reduce the nonperforming assets resulting in the asset quality improvement discussed above. Further, continued repayments from the single-family portfolio and improvement in asset quality freed up reserves such that significantly lower levels of provision for credit losses were necessary in the second half of the year.
The following table shows information regarding the components of our allowance for credit losses as of the dates indicated:

	As of December 31,
	2006		2005		2004		2003		2002
		Percentage		Percentage		Percentage		Percentage		Percentage
		of Loans in		of Loans in		of Loans in		of Loans in		of Loans in
		each		each		each		each		each
		Category to		Category to		Category to		Category to		Category to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Residential	$2,469	52.10%	$3,377	64.97%	$4,350	72.38%	$3,818	66.71%	$2,989	71.41%
Commercial real estate	4,074	24.00	3,626	14.74	3,694	11.26	2,207	10.64	1,430	10.00
Guaranteed SBA	77	14.04	99	15.03	153	10.20	55	13.31	—	8.83
Commercial	429	2.14	245	0.90	393	1.44	997	3.41	1,033	2.63
Construction and development	1,110	7.48	398	2.58	418	2.48	499	2.26	634	3.29
Consumer	53	0.24	11	0.02	15	0.04	26	0.22	24	0.31
School financing	—	—	1,791	1.76	1,792	2.20	1,766	3.45	2,810	3.53
Unallocated	550	—	450	—	357	—	421	—	423	—

Total	$8,762	100.00%	$9,997	100.00%	$11,172	100.00%	$9,789	100.00%	$9,343	100.00%

The ratio of the allowance for credit losses to total loans was 0.75% at December 31, 2006, 0.73% at December 31, 2005, 0.81% at December 31, 2004, 0.73% at December 31, 2003 and 0.67% at December 31, 2002. The allowance for credit losses is reduced by loans charged off, net of recoveries. The balance of the allowance for credit losses allocated to residential mortgage loans has decreased in absolute terms primarily due to a decrease in the balance of these loans in nonaccrual status as well as a decrease in the principal balance of these loans. The allowance for credit losses for residential loans was 0.41%, 0.38% and 0.44% at December 31, 2006, 2005 and 2004, respectively. The reserve in prior years was impacted by the production activities at Matrix Financial. The increase in the allowance for 2006 as compared to 2005 is due to isolated portfolios of residential loans, which total approximately $5.7 million that management has identified as having greater than average credit risk exposure. The decrease from 2004 to 2005 in the residential allowance was due to resolution of certain loans that remained from the production activities at Matrix Financial.
The allowance for credit losses for commercial real estate, commercial, construction and development and consumer loans was 1.44%, 1.72%, and 2.15% at December 31, 2006, 2005 and 2004, respectively. The allowance declined 28 basis points in 2006 as compared to 2005 commensurate with the improvement in asset quality that occurred. The allowance levels in 2005 and 2004 were reflective of the greater level of nonperforming assets and greater level of impairments associated with certain nonperforming assets.
The unallocated portion of the allowance for credit losses increased by $100,000 to $550,000 at December 31, 2006, compared to $450,000 at December 31, 2005. While we consider the unallocated portion of the allowance to be primarily associated with commercial real estate loans, the allowance is available for losses of any loan type. The increase in the unallocated portion of the allowance compared to the prior years is associated with inherited portions of the community bank portfolio. Certain of the multifamily and commercial real estate loans are located outside of the Colorado Front Range so that the borrowers are not well known to management or our senior lenders. In addition, most of these loans were underwritten with requirements of only annual financial statements and annual tax information. As such, deterioration may occur that is unknown to management until the borrower becomes delinquent with their loan. Accordingly, management believed a modest increase in the unallocated portion of the reserve was required for certain multifamily and commercial real estate loans.
As of December 31, 2006, we believe that the allowance, when taken as a whole, is adequate to absorb estimated probable current losses inherent in the loan portfolio. However, no assurances can be made that further provisions and reserves will not be necessary.
Mortgage Servicing Rights. The following table sets forth certain information regarding the composition of our mortgage servicing portfolio, excluding loans subserviced for others, as of the dates indicated:

	As of December 31,
	2006	2005	2004
	(Dollars in thousands)
FHA insured/VA guaranteed residential	$509,789	$645,903	$887,281
Conventional loans	773,715	1,019,964	1,326,648
Other loans	29,560	52,131	44,911

Total mortgage servicing portfolio	$1,313,064	$1,717,998	$2,258,840

Fixed rate loans	$1,005,716	$1,287,506	$1,757,427
Adjustable rate loans	307,348	430,492	501,413

Total mortgage servicing portfolio	$1,313,064	$1,717,998	$2,258,840

The balances of our mortgage servicing portfolio declined $405 million, or, 23.6%, to $1.3 billion at December 31, 2006, compared to $1.7 billion at December 31, 2005, and $2.3 billion at December 31, 2004. The decrease is due to prepayments of the underlying loans. In 2003, we sold the production platform at Matrix Financial and at that time significantly reduced additions to the mortgage servicing portfolio. We anticipate continuing declines of these balances prospectively.

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

	As of December 31,
	2006		2005		2004
	Number	Percentage	Number	Percentage	Number	Percentage
	of	of Servicing	of	of Servicing	of	of Servicing
	Loans	Portfolio	Loans	Portfolio	Loans	Portfolio
Loans delinquent for:
30-59 days	1,270	5.41%	1,615	5.48%	2,389	6.29%
60-89 days	308	1.31	465	1.58	693	1.83
90 days and over	1,256	5.35	1,088	3.69	1,225	3.23

Total delinquencies	2,834	12.07%	3,168	10.75%	4,307	11.35%

Foreclosures	481	2.05%	444	1.51%	362	0.95%

The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced through Matrix Financial, including both fixed and adjustable rate loans, excluding loans subserviced for others, at various interest rates:

	As of December 31,
	2006			2005			2004
			Percentage			Percentage			Percentage
	Number	Aggregate	of Aggregate	Number	Aggregate	of Aggregate	Number	Aggregate	of Aggregate
	of	Principal	Principal	of	Principal	Principal	of	Principal	Principal
	Loans	Balance	Balance	Loans	Balance	Balance	Loans	Balance	Balance
Rate	(Dollars in thousands)
Less than 7.00%	7,135	$610,594	46.50%	11,605	$973,689	56.68%	14,228	$1,201,651	53.20%
7.00% – 7.99%	6,235	391,229	29.80	5,533	365,046	21.24	7,356	516,887	22.88
8.00% – 8.99%	3,726	150,343	11.45	4,335	164,194	9.56	5,915	238,491	10.56
9.00% – 9.99%	2,561	60,241	4.59	3,363	82,616	4.81	4,523	119,447	5.29
10.00% and over	3,809	100,657	7.66	4,641	132,453	7.71	5,936	182,364	8.07

Total	23,466	$1,313,064	100.00%	29,477	$1,717,998	100.00%	37,958	$2,258,840	100.00%

Loan administration fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens. The following table sets forth certain information regarding the remaining contractual maturity of the mortgage loans serviced through Matrix Financial, excluding loans subserviced for others, as of the dates shown.

	As of December 31,
	2006				2005				2004
				Percentage				Percentage				Percentage
	Number	Percentage	Unpaid	Unpaid	Number	Percentage	Unpaid	Unpaid	Number	Percentage	Unpaid	Unpaid
	of	of Number	Principal	Principal	of	of Number	Principal	Principal	of	of Number	Principal	Principal
Maturity	Loans	of Loans	Amount	Amount	Loans	of Loans	Amount	Amount	Loans	of Loans	Amount	Amount
	(Dollars in thousands)
1–5 years	5,222	22.25%	$49,625	3.78%	7,200	24.43%	$88,183	5.13%	9,057	23.86%	$123,858	5.48%
6–10 years	3,005	12.81	95,884	7.30	2,840	9.63	86,265	5.02	3,199	8.43	99,337	4.40
11–15 years	3,314	14.12	169,894	12.94	4,547	15.43	231,723	13.49	5,596	14.74	286,816	12.70
16–20 years	2,591	11.04	167,741	12.77	3,101	10.52	197,970	11.52	4,141	10.91	257,277	11.39
21–25 years	4,962	21.15	365,830	27.86	3,905	13.25	268,121	15.61	4,260	11.22	302,877	13.41
More than 25 years	4,372	18.63	464,090	35.35	7,884	26.74	845,736	49.23	11,705	30.84	1,188,675	52.62

Total	23,466	100.00%	$1,313,064	100.00%	29,477	100.00%	$1,717,998	100.00%	37,958	100.00%	$2,258,840	100.00%

The Company’s servicing activity is diversified throughout 50 states with concentrations at December 31, 2006, in Texas, Missouri, New Mexico, Illinois and California of approximately 14%, 14%, 12%, 10%, and 8%, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced at December 31, 2006.

A significant risk of owning mortgage servicing rights is that the underlying loans prepay at a rate faster than predicted at acquisition. During periods of declining interest rates, prepayments of mortgage loans usually increase as homeowners seek to refinance at lower interest rates, resulting in a decrease in the value of the servicing portfolio. Mortgage loans with higher interest rates and/or higher principal balances are more likely to result in prepayments because the cost savings to the borrower from refinancing can be significant. Due to the prevalent low interest rate environment that existed, primarily in 2004 and 2005, the actual prepayment activity experienced was greater than initially modeled when the servicing was either acquired or capitalized. Based on the high prepayment activity experienced, the servicing investment has not been profitable in the periods presented.
The following table shows the annualized prepayment rate for each quarter and the annual average prepayment rate experience on the mortgage loans serviced by Matrix Financial, excluding loans subserviced by and for others:

	For the Years Ended December 31,
	2006	2005	2004
Quarter ended:
December 31	20.5%	23.9%	23.6%
September 30	21.0	26.9	26.6
June 30	24.3	24.1	32.4
March 31	21.1	19.8	27.4

Annual average	21.7%	23.7%	27.5%

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
Valuation of Servicing Rights. Our servicing portfolio is valued at least quarterly in accordance with the guidelines set forth in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Under SFAS 140, we are required to record our investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. We stratify our mortgage servicing rights by product type and investor to reflect the predominant risks. To determine the fair value of this investment, we use a valuation model that calculates the present value of discounted future cash flows. In 2006, we made no material changes to the significant assumptions inherent in the valuation of the servicing portfolio. These significant assumptions are more fully described in Note 2 to the consolidated financial statements included elsewhere in this report.
During the year ended December 31, 2006, based on our servicing valuation model, we recorded a net recovery of $276,000 compared to a net recovery of $1.2 million and $440,000 for the years ended December 31, 2005 and 2004, respectively. In addition, during 2004, we determined that it was remote that $2.6 million of previously recorded impairment would be recovered, and thus recorded an additional direct write-down to the value of the servicing asset for such amount. All of these impairment recoveries are highly correlated to the changes in interest rates and resultant mortgage loan prepayment speeds that occurred during the periods. Prepayment speeds are highly impacted by changes in interest rates, as when interest rates decline there is a greater incentive for the homeowners to refinance their mortgages. Our impairment reserve as of December 31, 2006 was $2.0 million. Further decreases in interest rates, or other factors that result in an increase in anticipated future prepayment speeds, may cause additional impairment charges in future years.
To mitigate a portion of this risk of impairment, we have in the past hedged a portion of our investment. However, based on the underlying characteristics of the portfolio, and our decision not to increase our investment in mortgage servicing, we do not currently anticipate that we will enter into any future hedge specific to our investment for the foreseeable future.
Sources of Funds. Deposits, short-term and long-term borrowings, including junior subordinated notes owed to unconsolidated subsidiaries, loan and investment security repayments and proceeds from the sale of securities, and cash flows generated from operations are the primary sources of our funds for lending, investing, and other general purposes. Loan repayments are a relatively predictable source of funds except during periods of significant interest rate declines, while deposit flows tend to fluctuate with prevailing interests rates, money markets conditions, general economic conditions and competition.

Deposits. United Western Bank offers a variety of deposit accounts with a range of interest rates and terms. United Western Bank’s core deposits consist of both retail and institutional checking accounts, NOW accounts, money market accounts, and retail savings accounts and certificates of deposit. These deposits, along with brokered deposits, and short-term and long-term borrowings, are used to support our asset base. Retail deposits are obtained predominantly from the geographic trade areas surrounding our office locations. Institutional deposits are obtained nationally. United Western Bank relies primarily on customer service and relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits. United Western Bank is implementing a new deposit gathering strategy that offers expanded products and services compared to those we offered historically.
United Western Bank’s retail deposits were previously obtained primarily from the branches in Sun City, Arizona and Las Cruces, New Mexico, prior to their sale in 2004, which included approximately $182.5 million of retail deposits. On a continuing basis, United Western Bank will focus on generating traditional deposits from its expansion of community banking services through the opening of branch locations along the Colorado Front Range market. These deposits are anticipated to fund a significant portion of our liquidity needs for our community banking strategy.
We have historically relied upon the use of brokered deposits as an alternative funding source which allows us flexibility in managing our overall interest expense; however, prospectively we intend to rely on this source to a lesser extent.
The following table sets forth the balances for each major category of United Western Bank’s deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

	December 31, 2006			December 31, 2005
		Percent of	Weighted		Percent of	Weighted
		Total	Average		Total	Average
	Amount	Deposits	Rate	Amount	Deposits	Rate
	(Dollars in thousands)
Passbook accounts	$115	0.01%	1.28%	$405	0.04%	1.26%
NOW accounts	604,821	44.95	0.63	495,260	44.06	0.49
Money market accounts	705,371	52.41	2.78	581,704	51.75	1.69

Subtotal	1,310,307	97.37	1.79	1,077,369	95.85	1.18
Certificate accounts	35,374	2.63	3.87	46,675	4.15	3.66

Total Deposits	$1,345,681	100.00%	1.84%	$1,124,044	100.00%	1.27%

A significant portion of United Western Bank’s total deposits are funds on deposit as a result of unaffiliated institutional relationships maintained by United Western Bank. See further discussion of these deposits in Item 1A. “Risk Factors — Risk Related to Our Business” and Note 14 — “Deposits” to our consolidated financial statements included in this report.
The following table sets forth the amount of United Western Bank’s certificates of deposit that are greater than $100,000 by time remaining until maturity as of December 31, 2006:

		Weighted Average
	Amount	Rate Paid
	(Dollars in thousands)
Three months or less	$544	3.80%
Over three months through six months	912	4.91
Over six months through twelve months	4,296	5.65
Over twelve months	801	4.57

Total	$6,553	5.26%

Short-term Borrowings. We have access to a variety of borrowing sources and use short-term and long-term borrowings to support our asset base. From time to time short-term borrowings include securities sold under agreements to repurchase, FHLBank advances and lines of credit. Short-term borrowings decreased by $62.0 million to $569.4 million at December 31, 2006 compared to $631.4 million at December 31, 2005. The decrease in short-term borrowings was primarily due to the Company’s strong institutional deposit growth and its long term goal of migrating to a more traditional and less interest sensitive deposit base. United Western Bank utilizes advances from the FHLBank-Topeka as its primary source for borrowings. At December 31, 2006, United Western Bank had overnight and term borrowings from the FHLBank of $519.4 million compared to $615.0 million at December 31, 2005. The decline was due to the increase in deposits as well as the utilization of repurchase agreements in 2006.
The following table sets forth a summary of our short-term borrowings during 2006, 2005 and 2004 and as of the end of each such period:

		Average
	Amount	Amount	Maximum	Weighted	Weighted
	Outstanding	Outstanding	Outstanding	Average Interest	Average Interest
	at	During the	at any	Rate During	Rate at
	Year-End	Year(1)	Month-End	the Year	Year-End
	(Dollars in thousands)
At or for the year ended December 31, 2006:
FHLBank borrowings(2)	$519,431	$630,229	$736,020	4.74%	5.03%
Repurchase Agreements	50,000	9,315	50,000	4.95	4.94
Revolving lines of credit	—	—	—	—	—
School financing	—	5,302	16,305	6.06	—
At or for the year ended December 31, 2005:
FHLBank borrowings(3)	$615,028	$574,982	$650,066	3.53%	4.12%
Revolving lines of credit	—	33	—	6.86	—
School financing	16,364	14,844	17,032	6.06	6.27
At or for the year ended December 31, 2004:
FHLBank borrowings(4)	$506,118	$502,740	$601,147	2.46%	2.95%
Revolving lines of credit	—	—	—	—	—
School financing	15,572	24,835	30,350	4.14	5.70

(1)	Calculations are based on daily averages where available and monthly averages otherwise.

(2)
A total of $136.0 million of the FHLBank borrowings outstanding at December 31, 2006 were borrowed under short option advance agreements with the FHLBank. The interest rates on the short option advance borrowings ranged from 3.27% to 5.63% at December 31, 2006 and their possible call dates varied from January 2007 to September 2009. A total of $10.0 million of the FHLBank borrowings outstanding at December 31, 2006 were borrowed under fixed rate advance agreements with the FHLBank. The interest rate on the fixed rate advance was 3.92% at December 31, 2006, and the maturity date is May 2008. Additionally, $931,000 of the FHLBank borrowings outstanding at December 31, 2006 are fixed-term/rate advances, which were borrowed from the FHLBank to offset specific loans originated by United Western Bank. The principal amount of these fixed-term/rate advances adjusts monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2014.

(3)
A total of $286.0 million of the FHLBank borrowings outstanding at December 31, 2005 were borrowed under short option advance agreements with the FHLBank. The interest rates on the short option advance borrowings ranged from 3.62% to 5.63% at December 31, 2005 and their possible call dates varied from January 2006 to August 2007. A total of $20.0 million of the FHLBank borrowings outstanding at December 31, 2005 were borrowed under fixed rate advance agreements with the FHLBank. The interest rates on the advances ranged from 3.28% to 3.92% at December 31, 2005, and their maturity dates ranged from November 2006 to May 2008. Additionally, $1.0 million of the FHLBank borrowings outstanding at December 31, 2005 are fixed-term/rate advances, which were borrowed from the FHLBank to offset specific loans originated by United Western Bank. The principal amount of these fixed-term/rate advances adjusts monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2014.

(4)
A total of $176.0 million of the FHLBank borrowings outstanding at December 31, 2004 were borrowed under short option advance agreements with the FHLBank. The interest rates on the short option advance borrowings ranged from 2.69% to 5.63% at December 31, 2004 and their possible call dates varied from January 2005 to November 2006. A total of $40.0 million of the FHLBank borrowings outstanding at December 31, 2004 were borrowed under fixed rate advance agreements with the FHLBank. The interest rates on the advances ranged from 2.87% to 3.92% at December 31, 2004, and their maturity dates ranged from November 2005 to May 2008. Additionally, $1.1 million of the FHLBank borrowings outstanding at December 31, 2004 are fixed-term/rate advances, which were borrowed from the FHLBank to offset specific loans originated by United Western Bank. The principal amount of these fixed-term/rate advances adjusts monthly based on an amortization schedule. The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2014.

Other Borrowings. Junior subordinated debentures owed to unconsolidated subsidiary trusts include debentures we sold to Matrix Bancorp Capital Trusts, II, III, IV, V, VI and VIII in connection with the issuance of their preferred securities in 2001, 2001, 2001, 2002, 2004 and 2005, respectively. As of December 31, 2006 and December 31, 2005, our junior subordinated debentures owed to unconsolidated subsidiary trusts were $56.2 million and $61.4 million, respectively. See “Liquidity — Company Liquidity” below and Note 16 to the consolidated financial statements for further analysis.
Liquidity
Bank Liquidity. Liquidity management is monitored by an Asset/Liability Management Committee (“ALCO”), consisting of members of management and the board of directors of United Western Bank, which reviews historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.
Our primary sources of funds are retail, commercial and institutional deposits, advances from FHLBank and other borrowings and funds generated from operations. Funds from operations include principal and interest payments received on loans and securities. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and deposit flows, reducing the predictability of the timing on sources of funds.
United Western Bank has an internal policy that requires certain liquidity ratios to be met. Our current policy requires that we maintain a set amount of liquidity on balance sheet at all times and that we have off balance sheet liquidity readily available to the Bank to meet the day-to-day liquidity requirements of the Bank and its customers. United Western Bank is a member of the FHLBank of Topeka and has the ability to borrow up to 40% of the assets of United Western Bank. At December 31, 2006, United Western Bank had unused borrowing capacity at FHLBank borrowings of approximately $381 million.
At December 31, 2006, our bank had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $241 million. Our bank anticipates that we will have sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $20 million at December 31, 2006 including brokered deposits. Although no assurance can be given, we expect to retain a substantial majority of these retail certificates of deposit and that we will allow the brokered deposits to mature without renewal.
Company Liquidity. Our main sources of liquidity at the holding company level are existing cash and notes receivable and dividends and tax payments from our subsidiaries and two lines of credit maintained with a large regional correspondent bank in the total amount of $17.0 million. As of December 31, 2006, we had $17.0 million undrawn and available under our line of credit.
The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity. Historically, United Western Bank has made the majority of the dividend payments received by the Company. Due to the gains generated on the 2004 sale of our majority interest in Matrix Asset Management Corporation and our interest in Matrix Settlement and Clearance Services LLC, dividends were also paid by these subsidiaries to the Company. In addition, the Company generated cash flow from the sale of Matrix Bancorp Trading, Inc. and ABS School Services LLC during 2006. See Note 3. “Discontinued Operations — Sale of Assets of Matrix Bancorp Trading, Inc.” and Note 4. “Discontinued Operations — Sale of ABS School Services, LLC” to the consolidated financial statements included in this report. As a result of the liquidity generated, United Western Bank did not pay a dividend to the Company in 2006, 2005 or in 2004. Prospectively, United Western Bank anticipates the payment of dividends to the Company of approximately 33% of its net income and an additional dividend of approximately $4 million in the second quarter of 2007. If dividends and tax payments from subsidiaries are not sufficient to fund the cash requirements of the Company, the Company intends to utilize the line of credit and revolving credit on its bank stock loan, as needed, to meet its own and the other subsidiaries financial obligations.
In December 2005, as noted in Item 1. “Establishment of Community Banking Identity” in this report, the Company raised funds through the private placement of our common stock and utilized those funds to conduct an issuer tender offer for shares of our common stock, which tender offer was completed January 23, 2006.

The Company has sponsored seven trusts, Matrix Bancorp Capital Trusts I through VI, and Matrix Bancorp Capital Trust VIII, (the “Trusts”). The Company owns 100% of the common equity of each of the Trusts. The Trusts were formed for the purposes of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company. The debentures held by each Trust are the sole assets of that Trust. Distributions on the capital securities issued by each Trust are payable either quarterly or semiannually at a rate per annum equal to the interest rate being earned by the Trust on the debentures held by that Trust. The capital securities of the Trusts are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the term of each of the guarantees. See details and further discussion of the Trusts in Note 16 to the consolidated financial statements included in this report.
In October 2006, the Company fully redeemed the outstanding balance of the 10.0% cumulative trust preferred securities issued by Matrix Bancorp Capital Trust I in July of 1999. The Company redeemed an aggregate amount of $5.2 million of the trust preferred and common securities in the amount of $25.00 for each trust preferred security, plus accumulated and unpaid distributions through the redemption date, which was October 13, 2006. On July 20, 2005, the Company redeemed $8.2 million of this issue.
In June 2005, Matrix Bancorp Capital Trust VIII (“Trust VIII”), a Delaware business trust formed by United Western Bancorp, completed the sale of $7.5 million of 5.86% preferred securities. Trust VIII also issued common securities to the Company, and used the net proceeds from the offering to purchase $7.7 million in principal amount of 5.86% junior subordinated debentures of United Western Bancorp due July 7, 2035. The interest rate is fixed through July 2010, at which time it will reset to a variable rate of three-month LIBOR plus 1.69%. The preferred securities accrue and pay distributions quarterly at an annual rate of 5.86% of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust VIII under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust VIII. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after July 7, 2010, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. Proceeds raised were used to partially redeem the 10% trust preferred securities of Capital Trust I, discussed above.
Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements. The following table presents, as of December 31, 2006, the Company’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, hedge basis adjustments or other similar carrying value adjustments. Further discussion of the nature of each obligation is included in the referenced Note to the consolidated financial statements.

	As of December 31, 2006
	Note	1 Year	1 to 3	3 to 5	Over 5
	Reference	or Less	Years	Years	Years	Total
Contractual Obligations	(Dollars in thousands)
Deposits (passbook, NOW and money market)	14	$1,310,307	$—	$—	$—	$1,310,307
Certificate accounts	14	19,580	15,598	196	—	35,374
FHLBank borrowings	17	498,500	10,000	10,931	—	519,431
Borrowed money	15	—	—	—	60,000	60,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts	16	—	—	—	56,216	56,216
Sale leaseback commitment	21	1,367	2,734	2,734	6,496	13,331
Other operating leases	21	582	1,107	970	973	3,632

The following table presents, for the periods shown, the Company’s schedule of significant commitments.

	As of December 31,
	2006	2005
Commitments	(Dollars in thousands)
Commitments to extend credit:
Loans secured by mortgages	$74,450	$49,732
Construction loans	122,526	48,860
Commercial lines of credit	14,627	854
Commercial loans	28,641	1,569
Consumer loans	246	278
Standby letters of credit	791	429
Commitments to purchase USDA and SBA loans	—	39,660
Further discussion of these commitments is included in Note 21 of the consolidated financial statements. In addition, the Company has contingencies due to various litigation matters which are also discussed in Note 21 of the consolidated financial statements.
The Company may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events. A discussion of the significant contractual arrangements under which the Company may be held contingently liable, including guarantee arrangements, is included in Note 21 of the consolidated financial statements.
In connection with the sale of ABS School Services, LLC, the Company’s recourse obligation for certain loans, which was $5,400,000 at March 31, 2006, was transferred to the purchaser. Pursuant to the sales agreement, the Company guarantees, for a five year period, the repayment of the loans sold to the purchaser up to an aggregate amount of $1,650,000, creating a new recourse obligation for the Company. Included in other general and administrative expenses for the year ended December 31, 2006 is a charge of $950,000 to reflect in the Company’s consolidated financial statements the estimated liability related to this recourse obligation. This charge is included in other noninterest expense.
The Company maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions. Total loans repurchased during the years ended December 31, 2006, 2005 and 2004 were $1,185,000, $2,019,000, and $14,337,000 respectively. Loans indemnified that remain outstanding at December 31, 2006 totaled $10,154,000, of which $3,995,000 are guaranteed as to principal by FHA. Losses charged against the liability for estimated losses on repurchase and indemnification were $342,000, $2,140,000, and $3,660,000, for 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005 the liability for estimated losses on repurchase and indemnification was $2,093,000 and $2,365,000, respectively, and was included in other liabilities on the consolidated balance sheets.
Capital. See Item 1. “Business—Regulation and Supervision—United Western Bank’s Capital Ratios” for a discussion about the capital ratios and required capital ratios of United Western Bank. United Western Bank and Sterling are restricted in certain instances from paying dividends to United Western Bancorp due to certain regulatory requirements. See Item 1. “Business—Regulation and Supervision.”
As discussed in Item 3. “Legal Proceedings,” we are from time to time party to various litigation matters, in most cases, involving ordinary routine claims incidental to our business. We accrue for contingent liabilities with respect to litigation matters in accordance with the requirements of SFAS 5, which generally requires the Company to accrue a loss for a litigation matter involving a contingent liability if the loss is probable and the amount of the loss is reasonably estimable. With respect to all pending litigation matters, our ultimate legal and financial responsibility, if any, cannot be estimated with certainty. As such, the impact on our liquidity and capital cannot be estimated with certainty, and, an adverse decision in certain matters, as described in Item 3. “Legal Proceedings,” may have a material, adverse impact on our consolidated liquidity or capital.
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

Statement of Cash Flows
Operating Activities. Cash flows from operating activities primarily include net income for the year, adjustments for items in net income that did not impact cash and activities related to trading securities and loans held for sale. Net cash provided by operating activities increased by $330 million to $318 million for the year ended December 31, 2006 compared to a use of cash of $12 million for 2005 and a use of cash of $900 million for 2004. The increase in cash from operating activities is due to a decline in securities trading and a significant decline in the purchase of loans held for sale. Prospectively we do not anticipate that loans purchased for sale will reach the levels of 2005 and 2004.
Investing Activities. Cash flows from investing activities reflect the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset purchases and dispositions and security purchases and sales. Net cash used in investing activities increased by $211 million to $414 million for the year ended December 31, 2006 from $202 million for the year ended December 31, 2005. The increase was primarily due to an $89 million increase in loan originations, and approximately $157 million increase in securities available for sale purchased. For the year ended December 31, 2004, cash flows from investing activities resulted in cash inflows of $755 million from the sale of SBA pooled securities that were classified as securities available for sale in 2004.
Financing Activities. Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors. Net cash provided by financing activities decreased by $122 million to $73 million for the year ended December 31, 2006 from $195 million for the year ended December 31, 2005, primarily due to the proceeds from the private placement in 2005 which raised $87 million (net of certain direct costs), of which $80 million was subsequently used in 2006 to fund the tender offer. Offsetting this use of cash was an increase in deposits. For the year ended December 31, 2004 cash increased from financial activities due to growth of deposits net of deposits sold with the sale of the United Western branch bank locations in Sun City, Arizona and Las Cruces, New Mexico.
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
Forward Looking Statements
Certain statements included in this report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to significant risks and uncertainties. Forward-looking statements include information concerning our future results, interest rates, loan and deposit growth, operations, community bank implementation and business strategy. These statements often included terminology such as “may,” “will,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. As you consider forward-looking statements, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to: the successful implementation of our community banking strategies, the timing of regulatory approvals or consents for new branches or other contemplated actions; the availability of suitable and desirable locations for additional branches; the continuing strength of our existing business, which may be affected by various factors, including but not limited to interest rate fluctuations, level of delinquencies, defaults and prepayments, general economic conditions, competition, legal and regulatory developments and the risks and uncertainties discussed herein or elsewhere and/or set forth from time to time in our other periodic reports filings and public statements.

You should keep in mind that any forward-looking statements made by the Company speak only as of the date on which we make it. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements after the date on which they are made. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this document or elsewhere may not reflect actual results. Our risk factors are discussed in greater detail in Item 1A. “Risk Factors” in this report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market Risk. Market risk is the risk that the market value or estimated fair value of our assets, liabilities, and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that our net income will be significantly reduced by interest rate changes. Market risk is managed operationally by ALCO, and is addressed through a selection of funding instruments supporting balance sheet assets, as well as monitoring our asset investment strategies.
Asset Liability Management. ALCO establishes policies that monitor and coordinate our sources, uses and pricing of funds and manages interest rate risk discussed below. We have engaged a third party to provide consulting services to assist us with our asset/liability management. We meet with this consulting firm quarterly to monitor the interest rate risk position and to analyze and discuss strategies related to asset/liability management. We anticipate that we will continue to engage this consulting firm on a quarterly basis to perform quarter end models of interest rate risk and asset/liability positions and will use these models as well as our own internal modeling to support asset/liability decisions.
Interest Rate Risk. A significant portion of our operations and ultimate success is partially dependent upon our ability to manage our interest rate risk. ALCO continually monitors our sensitivity to interest rate changes. It is our policy to maintain an acceptable level of interest rate risk over a range of possible changes in interest rates while remaining responsive to market demand for loan and deposit products general market volatility. Management controls our interest rate exposure using several strategies, which include adjusting the maturities of securities in our investment portfolio, and limiting fixed rate loans or fixed rate deposits with terms of more than five years.
Interest rate risk can be defined as the exposure of our net interest income to adverse movements in interest rates. Although we manage other risks, such as credit, operational and liquidity risk in the normal course of business, we consider interest rate risk to be a significant market risk that could potentially have the largest material effect on our financial condition and results of operations. The majority of our market risk related to interest rates exists within the operations of United Western Bank. However, Matrix Financial also has interest rate risk related to its mortgage servicing rights. This interest rate risk is also very closely related to repayment risk.
At Matrix Financial, the susceptibility to movements in interest rates affects the cash flows generated from the mortgage servicing rights, which are recorded in other income. In a decreasing interest rate environment, the underlying servicing portfolio tends to prepay faster, which reduces future servicing income; in an increasing interest rate environment, prepayments tend to decrease, which increases expected future servicing income.
At United Western Bank we own SBA pooled securities and SBA purchased loans. These assets are prime based and generally float with prime on a quarterly basis. As such, these assets have a relatively low interest rate risk, but a high repayment risk. Because the securities and loans are all prime rate based, and the underlying collateral consists of the guaranteed portion of SBA loans, the assets have a higher cost relative to par than the remaining assets owned by United Western Bank. As repayments increase this has a negative impact on the yield we earn on these assets.
The majority of our residential loan portfolio continues to be held for sale, which requires us to perform quarterly market valuations of the portfolio in order to properly record the portfolio at the lower of aggregate cost or market. Therefore, we continually monitor the interest rates of our loan portfolio as compared to prevalent interest rates in the market.
We continue to attempt to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities. To accomplish this, we focus on the origination of adjustable rate community bank loans and the acquisition of acquiring floating or hybrid mortgage backed securities. We also purchase with the intent to sell as pooled securities the guaranteed portion of SBA loans. Again, the loans generally adjust with prime and present very little interest rate risk.

Another significant strategy on which we are focused in managing interest rate risk is the identification of lines of business that generate noninterest rate sensitive liabilities. Examples of this strategy are Sterling’s operations, which administer deposits with relatively low costs, and the Bank’s and Matrix Financial’s loan servicing functions, which generate no cost escrow deposits.
In the event that yields on our assets and liabilities do adjust to changes in market rates to the same extent, we may still be exposed to yield curve risk. Yield curve risk reflects the possibility the changes in the shape of the yield curve could have different effects on our assets and liabilities.
See Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition” for further discussion.
Item 8. Financial Statements and Supplementary Data
See Index to Financial Statements on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, 15d — 15(e) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d — 15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
Information required by these Items is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2007 Annual Meeting of Shareholders, which was filed with the Commission on February 20, 2007.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) and (a) (2) Financial statements and financial statement schedules
See Index to Financial Statements on page F-1.
(c) Exhibits
See Exhibit Index, beginning on page II-1.
(d) Financial Statement Schedules
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2007.

UNITED WESTERN BANCORP, INC.
Dated: March 16, 2007	/s/ Scot T. Wetzel
Scot T. Wetzel
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 16, 2007	/s/ William D. Snider
William D. Snider
Chief Financial Officer (Principal Financial Officer)

Dated: March 16, 2007	/s/ Benjamin C. Hirsh
Benjamin C. Hirsh
Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Scot T. Wetzel Scot T. Wetzel	President, Chief Executive Officer and a Director (Principal Executive Officer)	March 16, 2007

/s/ Guy A. Gibson Guy A. Gibson	Chairman of the Board	March 16, 2007

/s/ William D. Snider William D. Snider	Vice Chairman, Chief Financial Officer and a Director (Principal Financial Officer)	March 16, 2007

/s/ Robert T. Slezak Robert T. Slezak	Director	March 16, 2007

/s/ Lester Ravitz Lester Ravitz	Director	March 16, 2007

/s/ Dr. James Bullock Dr. James Bullock	Director	March 16, 2007

/s/ Jeffrey R. Leeds Jeffrey R. Leeds	Director	March 16, 2007

INDEX TO EXHIBITS

3.1	Articles of Amendment to the Articles of Incorporation, filed as Exhibit 3.1 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2002 filed by the Registrant with the Commission.
3.2*	Articles of Amendment to the Articles of Incorporation.
3.3*	Bylaws, as amended, of the Registrant
4.1	Specimen Certificate for Common Stock of the Registrant, filed as Exhibit 4.1 to Registrant’s registration statement on Form S-1 (No. 333-10223), filed by the Registrant with the Commission on August 15, 1996.
4.2	1996 Amended and Restated Employee Stock Option Plan, incorporated by reference to Appendix III of the Proxy Statement filed by the Registrant for the annual meeting of shareholders held on June 15, 2006, filed with the Commission as Exhibit 4.1 to Registrant’s Form S-8 Registration statement on June 30, 2006.•
4.3	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 99.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on February 16, 2005.•
4.4	Form of Director Non-Qualified Stock Option Agreement, filed as Exhibit 99.2 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on February 16, 2005.•
4.5	1996 Employee Stock Purchase Plan, incorporated by reference to Appendix II of the Proxy Statement filed by the Registrant for the annual meeting of shareholders held on June 15, 2006, filed with the Commission as Exhibit 4.2 to Registrant’s Form S-8 Registration statement on June 30, 2006.•
4.6	Indenture by and among the Registrant and State Street Bank and Trust Company, as trustee, relating to the 10% Junior Subordinated Debentures due 2029, filed as Exhibit 4.7 to Registrant’s registration statement on Form S-1 (No. 333-79731), filed by the Registrant with the Commission on June 1, 1999.
4.7	Form of Junior Subordinated Debentures, filed as Exhibit 4.8 to Registrant’s registration statement on Form S-1 (No. 333-79731), filed by the Registrant with the Commission on June 1, 1999.
4.8	Certificate of Trust of Matrix Bancorp Capital Trust I, filed as Exhibit 4.9 to Registrant’s registration statement on Form S-1 (No. 333-79731), filed by the Registrant with the Commission on June 1, 1999.
4.9	Amended and Restated Trust Agreement of Matrix Bancorp Capital Trust I, filed as Exhibit 4.10 to Registrant’s registration statement on Form S-1 (No. 333-79731), filed by the Registrant with the Commission on June 1, 1999.
4.10	Preferred Security Certificate for Matrix Bancorp Capital Trust I, filed as Exhibit 4.11 to Registrant’s registration statement on Form S-1 (No. 333-79731), filed by the Registrant with the Commission on June 1, 1999.
4.11	Preferred Securities Guarantee Agreement of the Company relating to the Preferred Securities, filed as Exhibit 4.12 to Registrant’s registration statement on Form S-1 (No. 333-79731), filed by the Registrant with the Commission on June 1, 1999.
4.12	Agreement as to the Expenses and Liabilities, filed as Exhibit 4.13 to Registrant’s registration statement on Form S-1 (No. 333-79731), filed by the Registrant with the Commission on June 1, 1999.
4.13	Indenture between the Registrant and Wilmington Trust Company, as debenture trustee, dated as of March 28, 2001, relating to the 10.18% junior subordinated deferrable interest debentures due June 8, 2031, filed as Exhibit 10.5 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed by the Registrant with the Commission.
4.14	Amended and Restated Declaration of Trust of Matrix Bancorp Capital Trust II, dated as of March 28, 2001, filed as Exhibit 10.6 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed by the Registrant with the Commission.
4.15	Common Securities Guarantee Agreement of the Registrant, dated as of March 28, 2001, filed as Exhibit 10.7 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed by the Registrant with the Commission.
4.16	Capital Securities Guarantee Agreement of the Registrant, dated as of March 28, 2001, filed as Exhibit 10.8 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed by the Registrant with the Commission.
4.17	Indenture between the Registrant and The Bank of New York, as debenture trustee, dated as of July 16, 2001, relating to the 10.25% junior subordinated deferrable interest debentures due July 25, 2031, filed as Exhibit 10.3 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed by the Registrant with the Commission.
4.18	Amended and Restated Declaration of Trust of Matrix Bancorp Capital Trust III, dated as of July 16, 2001, filed as Exhibit 10.4 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed by the Registrant with the Commission.

4.19	Common Securities Subscription Agreement of the Registrant, dated as of July 16, 2001, filed as Exhibit 10.5 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed by the Registrant with the Commission.
4.20	Capital Securities Agreement of the Registrant, dated as of June 28, 2001, filed as Exhibit 10.6 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed by the Registrant with the Commission.
4.21	Indenture between the Registrant and Wilmington Trust Company, as trustee, dated as of November 28, 2001, relating to Floating Rate Junior Subordinated Debt Securities due 2031, filed as Exhibit 4.26 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2001, filed by the Registrant with the Commission.
4.22	Amended and Restated Declaration of Trust of Matrix Bancorp Capital Trust IV, dated as of November 28, 2001, filed as Exhibit 4.27 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2001, filed by the Registrant with the Commission.
4.23	Guarantee Agreement of the Registrant, dated as of November 28, 2001, filed as Exhibit 4.28 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2001, filed by the Registrant with the Commission.
4.24	Junior Indenture between the Registrant and The Bank of New York, as trustee, dated as of July 25, 2002, relating to Floating Rate Junior Subordinated Debt Securities, due July 25, 2032, filed as Exhibit 4.1 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed by the Registrant with the Commission.
4.25	Amended and Restated Trust Agreement of Matrix Bancorp Capital Trust V, dated as of July 25, 2002, filed as Exhibit 4.2 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed by the Registrant with the Commission.
4.26	Guarantee Agreement of Matrix Bancorp Capital Trust V, dated as of July 25, 2002, filed as Exhibit 4.3 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002, filed by the Registrant with the Commission.
4.27	Amended and Restated Trust Agreement of Matrix Bancorp Capital Trust VI, dated as of August 30, 2004, filed as Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed by the Registrant with the Commission.
4.28	Guarantee Agreement of Matrix Bancorp Capital Trust VI, dated as of August 30, 2004, filed as Exhibit 10.2 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed by the Registrant with the Commission.
4.29	Junior Indenture between the Registrant and Deutsche Bank Trust Company Americas, dated as of August 30, 2004, relating to Junior Subordinated Debt Securities, due October 18, 2034, filed as Exhibit 10.3 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed by the Registrant with the Commission.
4.30	Indenture between the Registrant and Wells Fargo Bank, National Association, as debenture trustee, dated as of June 30, 2005, filed as Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed by the Registrant with the Commission.
4.31	Amended and Restated Declaration of Trust Agreement of Matrix Bancorp Capital Trust VIII, dated as of June 30, 2005, filed as Exhibit 10.2 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed by the Registrant with the Commission.
4.32	Guarantee Agreement of Matrix Bancorp Capital Trust VIII, dated as of June 30, 2005, filed as Exhibit 10.3 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed by the Registrant with the Commission.
4.33	Rights Agreement dated as of November 4, 2002, between Matrix Bancorp, Inc. and Computershare Trust Company, which includes the form of Articles of Amendment to State Terms of Series A Junior Participating Preferred Stock, $0.01 par value, the form of Right Certificate and the Summary of Rights, filed as Exhibit 4.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on November 6, 2002.
4.34	Indenture, dated February 13, 2004, between Registrant and Wells Fargo Bank, as Trustee, relating to Floating Rate Subordinated Debt Security due 2014, filed as Exhibit 4.32 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2003, filed by the Registrant with the Commission.
4.35	2006 Employee Stock Option Plan, incorporated by reference to Appendix IV of the Proxy Statement filed by the Registrant for the annual meeting of shareholders held on June 15, 2006, filed with the Commission as Exhibit 4.1 to Registrant’s Form S-8 Registration statement on June 30, 2006.•
10.1	Assignment and Assumption Agreement, dated as of June 28, 1996, by and among Mariano C. DeCola, William M. Howdon, R. James Nicholson and Matrix Funding Corp., filed as Exhibit 10.30 to Registrant’s registration statement on Form S-1 (No. 333-10223), filed by the Registrant with the Commission on August 15, 1996.

10.2	Amendment to Assignment and Assumption Agreement, dated as of August 13, 2002, by and among Mariano C. DeCola, William M. Howdon, R. James Nicholson and Matrix Funding Corp. filed with Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2002, filed by the Registrant with the Commission.
10.3	Development Management Agreement, dated as of June 28, 1996, by and among Matrix Funding Corp. and Nicholson Enterprises, Inc., filed as Exhibit 10.31 to Registrant’s registration statement on Form S-1 (No. 333-10223), filed by the Registrant with the Commission on August 15, 1996.
10.4	Coyote Creek Planned Unit Development Agreement, dated as of July 1, 1998, by and among Fort Lupton, L.L.C. and Matrix Funding Corp., filed as Exhibit 10.12 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 1998, filed by the Registrant with the Commission.
10.5	Fort Lupton Golf Course Residential and Planned Unit Development Agreement, dated as of November 28, 1995, filed as Exhibit 10.36 to Registrant’s registration statement on Form S-1 (No. 333-10223), filed by the Registrant with the Commission on August 15, 1996.
10.6	Credit Agreement, dated as of December 27, 2000, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders, filed as Exhibit 10.15 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000, filed by the Registrant with the Commission.
10.7	First Amendment to Credit Agreement, dated as of March 5, 2001, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders, filed as Exhibit 10.3 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed by the Registrant with the Commission.
10.8	Second Amendment to Credit Agreement, dated as of July 27, 2001, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders, filed as Exhibit 10.2 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed by the Registrant with the Commission.
10.9	Third Amendment to Credit Agreement, dated as of December 26, 2001, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders, filed as Exhibit 10.19 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2001, filed by the Registrant with the Commission.
10.10	Fourth Amendment to Credit Agreement, dated as of March 31, 2002, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders, filed as Exhibit 10.2 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2002, filed by the Registrant with the Commission.
10.11	Fifth Amendment to Credit Agreement, dated as of March 29, 2003, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders, filed as Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003, filed by the Registrant with the Commission.
10.12	Sixth Amendment to Credit Agreement, dated as of March 31, 2004, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders, filed as Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, filed by the Registrant with the Commission.
10.13	Seventh Amendment to Credit Agreement, dated as of March 31, 2005, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders, filed as Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2005, filed by the Registrant with the Commission.
10.14	Eighth Amendment to Credit Agreement, dated as of March 31, 2006, by and between Registrant, as borrower, and U.S. Bank National Association, as agent, and certain lenders, as lenders, filed as Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, filed by the Registrant with the Commission.
10.15	Lease dated as of September 1, 1999, by and between Matrix Financial Services Corporation and Suncor Development Company, filed as Exhibit 10.22 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000, filed by the Registrant with the Commission.
10.16	Matrix Bancorp, Inc. Executive Incentive Plan, filed as Exhibit 10.27 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2000, filed by the Registrant with the Commission.•
10.17	Purchase and Assumption Agreement, dated as of February 28, 2003, by Matrix Financial Services Corporation, as seller, and AmPro Mortgage Corporation, as purchaser, filed as Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on March 4, 2003.

10.18	First Amendment to Purchase and Assumption Agreement, dated as of April 18, 2003, by and Matrix Financial Services Corporation, as seller, United Western Bank, as parent, and AmPro Mortgage Corporation, as purchaser, filed as Exhibit 10.2 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003, filed by the Registrant with the Commission.
10.19	Second Amendment to Purchase and Assumption Agreement, dated as of July 22, 2003, by and between Matrix Financial Services Corporation, as seller, Matrix Capital Bank, as parent, and AmPro Mortgage Corporation, as purchaser, filed as Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2003, filed by the Registrant with the Commission.
10.20	Third Amendment to Purchase and Assumption Agreement, dated as of August 31, 2003, by and between Matrix Financial Services Corporation, as seller, Matrix Capital Bank, as parent, and AmPro Mortgage Corporation, as purchaser, filed as Exhibit 10 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on September 15, 2003.
10.21	Branch Purchase and Deposit Assumption Agreement, dated as of January 30, 2004 by and between Matrix Capital Bank and FirstBank, filed as Exhibit 10.41 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2003, filed by the Registrant with the Commission.
10.22	Branch Purchase and Deposit Assumption Agreement, dated as of July 7, 2004 by and between Matrix Capital Bank and AccessBank, filed as Exhibit 10.4 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed by the Registrant with the Commission.
10.23	Contribution and Sale Agreement, dated as of August 31, 2004 by and among First American Real Estate Solutions LLC, Matrix Bancorp, Inc., and Matrix Asset Management Corporation, filed as Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on September 15, 2004.
10.24	Operating Agreement of Matrix Asset Management LLC, dated as of September 10, 2004, filed as Exhibit 10.5 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed by the Registrant with the Commission.
10.25	Contribution Agreement, dated as of December 1, 2004 by and among Bluff Point Associates Corp., McInerney/Gabriele Family Limited Partnership, R. Clifton D’Amato, John H. Moody, MSCS Ventures, Inc., Matrix Bancorp, Inc., Matrix Capital Bank, Optech Systems, Inc., Let Lee and MG Colorado Holdings, Inc., filed as Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 6, 2004.
10.26	Amendment No. 1 to Contribution and Sale Agreement, dated as of March 23, 2005 by and among Bluff Point Associates Corp., McInerney/Gabriele Family Limited Partnership, R. Clifton D’Amato, John H. Moody, MSCS Ventures, Inc., Matrix Bancorp, Inc., Matrix Capital Bank, Optech Systems, Inc., Let Lee and MG Colorado Holdings, Inc., filed as Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on March 28, 2005.
10.27	Amended and Restated Tendering Stockholders Agreement, dated as of December 2, 2005 by and between Matrix Bancorp, Inc. and Columbia Management Advisors, LLC, filed as Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 13, 2005.•
10.28	Amended and Restated Tendering Stockholders Agreement, dated as of December 2, 2005 by and between Matrix Bancorp, Inc. and David W. Kloos, filed as Exhibit 10.2 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 13, 2005.•
10.29	Amended and Restated Tendering Stockholders Agreement, dated as of December 2, 2005 by and between Matrix Bancorp, Inc. and T. Allen McConnell, filed as Exhibit 10.3 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 13, 2005.•
10.30	Amended and Restated Tendering Stockholders Agreement, dated as of December 2, 2005 by and between Matrix Bancorp, Inc. and Richard V. Schmitz, filed as Exhibit 10.4 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 13, 2005.•
10.31	Amended and Restated Tendering Stockholders Agreement, dated as of December 2, 2005 by and between Matrix Bancorp, Inc. and D. Mark Spencer, filed as Exhibit 10.5 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 13, 2005.•
10.32	The Registration Rights Agreement, dated as of December 9, 2005, by and between Matrix Bancorp, Inc., Friedman, Billings, Ramsey & Co., Inc. and the other parties thereto, filed as Exhibit 4.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 13, 2005.
10.33	Final Compromise Settlement Agreement and Release, dated as of December 22, 2005, filed as Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 27, 2005.
10.34	Retention, Separation and Release Agreement, dated as of November 7, 2005, by and between Matrix Bancorp, Inc., Matrix Bancorp Trading, Inc., First Matrix Investment Services Corp., First Matrix, LLC, ABS School Services, LLC, Matrix Tower Holdings, LLC, Matrix Funding Corp., MTXC Realty Corp., Equi-Mor Holdings, Inc., MSCS Ventures, Inc., and Community Development Funding I, LLC and T. Allen McConnell, filed as Exhibit 10.42 to Registrant’s Form 10-K filed with the Commission on March 15, 2006.•

10.35	Retention, Separation and Release Agreement, dated as of November 7, 2005, by and between Matrix Bancorp, Inc., Matrix Capital Bank, Matrix Bancorp Trading, Inc., First Matrix Investment Services Corp., First Matrix, LLC, ABS School Services, LLC, Matrix Financial Services Corporation, Matrix Funding Corp., MTXC Realty Corp., Sterling Trust Company, The Vintage Group, Inc., Vintage Delaware Holdings, Inc., Equi-Mor Holdings, Inc., MSCS Ventures, Inc., Charter Facilities Funding, LLC, Charter Facilities Funding III, LLC, and Community Development Funding I, LLC and David W. Kloos, filed as Exhibit 10.43 to Registrant’s Form 10-K filed with the Commission on March 15, 2006.•
10.36	Severance, Separation and Release Agreement, dated as of November 7, 2005, by and between Matrix Bancorp, Inc., Matrix Capital Bank, Matrix Bancorp Trading, Inc., First Matrix Investment Services Corp., Matrix Financial Services Corporation, MTXC Realty Corp., The Vintage Group, Inc., Sterling Trust Company and United Western Funding Corp. and Richard V. Schmitz, filed as Exhibit 10.44 to Registrant’s Form 10-K filed with the Commission on March 15, 2006. •
10.37	Severance, Separation and Release Agreement, dated as of November 7, 2005, by and between Matrix Bancorp, Inc., Matrix Capital Bank, Matrix Bancorp Trading, Inc., First Matrix Investment Services Corp., ABS School Services, LLC, Matrix Financial Services Corporation, United Western Insurance Services Corporation, MTXC Realty Corp., United Western Tower Holdings, LLC, The Vintage Group, Inc., and Equi-Mor Holdings, Inc. and D. Mark Spencer, filed as Exhibit 10.45 to Registrant’s Form 10-K filed with the Commission on March 15, 2006. •
10.38	Severance, Separation and Release Agreement, dated as of November 7, 2005, by and between Matrix Bancorp, Inc. and David Frank, filed as Exhibit 10.46 to Registrant’s Form 10-K filed with the Commission on March 15, 2006. •
10.39	Employment Agreement, dated March 15, 2006, and effective as of January 11, 2006, by and between Matrix Bancorp, Inc. and Scot T. Wetzel, filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on March 20, 2006.•
10.40	Asset Purchase Agreement dated as of March 31, 2006, between Matrix Bancorp Trading, Inc., SN Capital Markets, LLC, Security National Holding Company, LLC, and Security National Master Holding Company, LLC, filed as Exhibit 2.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on April 6, 2006.
10.41	Purchase Agreement dated as of May 5, 2006, between SKS Ventures, LLC and Equi-Mor Holdings, Inc., filed as Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on May 10, 2006.
10.42	Credit Agreement dated as of June 30, 2006 between Matrix Bancorp, Inc. and Wells Fargo Bank, National Association, relating to a line of credit in the amount of $12,000,000 and a $5,000,000 term loan, filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on July 7, 2006.
10.43	Agreement for Purchase and Sale dated as of August 11, 2006 between Matrix Tower Holdings, LLC and Grant Management, A.S., filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on August 25, 2006.
10.44	License Agreement dated as of September 29, 2006, between Legent Clearing, LLC and United Western Bancorp, Inc., filed as Exhibit 10.1 to Registrant’s Form 8-K with the Commission on October 5, 2006.
10.45	Revolving Loan Agreement dated as of September 29, 2006, between Legent Group, LLC and United Western Bank, in the amount of $5,000,000, filed as Exhibit 10.2 to Registrant’s Form 8-K filed with the Commission on October 5, 2006.
10.46	Form of Office Lease dated as of October 1, 2006, between 700 17th Street Operating, LLC and United Western Bank, filed as Exhibit 10.3 to Registrant’s Form 8-K filed with the Commission on October 5, 2006.
12	Statement Re: Computations of Ratios.
21*	Subsidiaries of the Registrant.
23.1*	Consent of McGladrey & Pullen LLP.
23.2*	Consent of KPMG LLP.
31.1*	Certification by Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by D. Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•   Compensation Agreement
*   Filed herewith

INDEX TO FINANCIAL STATEMENTS
Consolidated Financial Statements of United Western Bancorp, Inc. and Subsidiaries

Report on Management’s Assessment of Internal Control over Financial Reporting
The management of United Western Bancorp, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting.
United Western Bancorp, Inc.’s and subsidiaries (the Company) internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their attestation report, which expresses an unqualified opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. See “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

/s/ Scot T. Wetzel	/s/ William D. Snider	/s/ Benjamin C. Hirsh
Scot T. Wetzel	William D. Snider	Benjamin C. Hirsh
President and Chief Executive Officer	Chief Financial Officer	Chief Accounting Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
To the Board of Directors
United Western Bancorp, Inc.
Denver, Colorado
We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control over Financial Reporting, that United Western Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Western Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that United Western Bancorp, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, United Western Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2006 consolidated financial statements of United Western Bancorp, Inc. and subsidiaries and our report dated March 16, 2007 expressed an unqualified opinion.
/s/ McGLADREY & PULLEN, LLP
Denver, Colorado
March 16, 2007

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
To the Board of Directors
United Western Bancorp, Inc.
Denver, Colorado
We have audited the consolidated balance sheets of United Western Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, statements of shareholders’ equity and comprehensive income and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Western Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Western Bancorp, Inc.’s and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of United Western Bancorp, Inc.’s internal control over financial reporting and an unqualified opinion on the effectiveness of United Western Bancorp, Inc.’s internal control over financial reporting.
As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.
/s/McGLADREY & PULLEN, LLP
Denver, Colorado
March 16, 2007

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
The Board of Directors and Shareholders
United Western Bancorp, Inc.:
We have audited the accompanying consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows of United Western Bancorp, Inc. (formerly Matrix Bancorp, Inc.) and subsidiaries (the Company) for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of United Western Bancorp, Inc. (formerly Matrix Bancorp, Inc.) and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
KPMG LLP
March 14, 2005
Denver, Colorado

United Western Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share information)

	December 31,	December 31,
	2006	2005
Assets
Cash and due from banks	$12,840	$15,877
Interest-earning deposits and federal funds sold	10,914	18,355

Total cash and cash equivalents	23,754	34,232
Investment securities — available for sale	142,146	14,462
Investment securities — held to maturity	696,833	421,010
Investment securities — trading	—	104,722
Loans held for sale, net	444,120	927,442
Loans held for investment, net	711,601	425,943
FHLBank stock, at cost	42,764	34,002
Mortgage servicing rights, net	15,399	20,708
Accrued interest receivable	11,385	9,752
Other receivables	17,123	19,387
Premises and equipment, net	8,591	17,154
Bank owned life insurance	23,342	22,454
Other assets, net	11,711	19,898
Deferred income tax asset and income tax receivable	2,376	3,696
Foreclosed real estate, net	5,403	4,526

Total assets	$2,156,548	$2,079,388

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,345,681	$1,124,044
Custodial escrow balances	40,017	49,385
FHLBank borrowings	519,431	615,028
Borrowed money	60,000	29,581
Junior subordinated debentures owed to unconsolidated subsidiary trusts	56,216	61,372
Income tax payable	116	—
Other liabilities	27,334	19,250

Total liabilities	2,048,795	1,898,660

Commitments and contingencies (Note 21) Shareholders’ equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized; no shares outstanding	—	—
Common stock, par value $0.0001; 50,000,000 shares authorized; issued and 7,256,573 shares at December 31, 2006 and 11,740,850 shares at December 31, 2005 outstanding	1	1
Additional paid-in capital	23,616	108,395
Retained earnings	83,970	72,314
Accumulated other comprehensive income	166	18

Total shareholders’ equity	107,753	180,728

Total liabilities and shareholders’ equity	$2,156,548	$2,079,388

See accompanying notes to consolidated financial statements

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share information)

	Years Ended December 31,
	2006	2005	2004
Interest and dividend income:
Single-family loans	$35,223	$43,040	$39,669
Other loans	36,226	22,266	20,004
Investment securities	40,471	19,849	9,837
Interest-earning deposits	3,380	1,941	1,063

Total interest and dividend income	115,300	87,096	70,573

Interest expense:
Deposits	22,742	15,883	10,665
FHLBank advances	30,275	20,305	12,391
Borrowed money and junior subordinated debentures	6,766	6,278	7,715

Total interest expense	59,783	42,466	30,771

Net interest income before provision for credit losses	55,517	44,630	39,802
Provision for credit losses	2,341	1,490	2,914

Net interest income after provision for credit losses	53,176	43,140	36,888

Noninterest income:
Loan administration	7,749	10,103	15,253
Brokerage	583	1,737	3,657
Custodial and administrative services	6,833	7,217	7,853
Real estate disposition services	168	1,391	7,786
Gain on sale of loans and securities	685	2,002	6,586
Gain on sale of assets	3,100	300	31,767
Litigation settlements	2,550	764	—
Other	7,347	4,753	5,650

Total noninterest income	29,015	28,267	78,552

Noninterest expense:
Compensation and employee benefits	22,309	25,843	26,282
Amortization of mortgage servicing rights	5,810	7,764	16,100
Recovery of impairment on mortgage servicing rights	(276)	(1,180)	(444)
Occupancy and equipment	3,781	3,883	4,882
Postage and communication	1,063	1,176	1,833
Professional fees	2,322	2,656	2,794
Mortgage servicing rights subservicing fees	2,488	3,073	1,367
Data processing	804	903	1,595
Subaccounting fees	21,013	13,447	7,738
Other general and administrative	9,371	16,118	22,473

Total noninterest expense	68,685	73,683	84,620

Continued

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (continued)
(Dollars in thousands, except share information)

	Years Ended December 31,
	2006	2005	2004
Income (loss) from continuing operations before income taxes	13,506	(2,276)	30,820
Income tax provision (benefit)	3,593	(2,414)	10,817

Income from continuing operations	9,913	138	20,003

Discontinued operations:
Income from discontinued operations, net of income tax provision (benefit) of $1,152, $(33), and $(369), respectively	1,743	1,420	1,894

Net Income	$11,656	$1,558	$21,897

	Years Ended December 31,
	2006	2005	2004
Income from continuing operations per share — basic	$1.27	$0.02	$3.07

Income from continuing operations per share — assuming dilution	$1.27	$0.02	$3.02

Income from discontinued operations per share — basic	$0.23	$0.20	$0.29

Income from discontinued operations per share — assuming dilution	$0.23	$0.20	$0.28

Net income per share — basic	$1.50	$0.22	$3.36

Net income per share — assuming dilution	$1.50	$0.22	$3.30

Weighted average shares — basic	7,791,516	6,943,480	6,520,239

Weighted average shares — assuming dilution	7,791,516	7,036,128	6,630,006

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Dollars in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total	Income
Balance at December 31, 2003	6,518,981	$1	$20,615	$48,859	$209	$69,684
Issuance of stock related to employee stock purchase plan and options	101,869	—	817	—	—	817
Comprehensive income:
Net income	—	—	—	21,897	—	21,897	$21,897
Net unrealized holding losses, net of income tax (2)	—	—	—	—	(83)	(83)	(83)

Comprehensive income							$21,814

Balance at December 31, 2004	6,620,850	$1	$21,432	$70,756	$126	$92,315

Issuance of stock related to private placement offering	5,120,000	—	86,963	—	—	86,963
Comprehensive income:
Net income	—	—	—	1,558	—	1,558	$1,558
Net unrealized holding losses, net of income tax (2)	—	—	—	—	(108)	(108)	(108)

Comprehensive income							$1,450

Balance at December 31, 2005	11,740,850	$1	$108,395	$72,314	$18	$180,728

Shares repurchased under Tender Offer	(4,184,277)		(79,501)			(79,501)
Stock repurchase	(300,000)		(5,853)			(5,853)
Share-based compensation expense			575			575
Comprehensive income:
Net income				11,656		11,656	$11,656
Net unrealized holding gains, net of income tax (1)(2)					148	148	148

Comprehensive income							$11,804

Balance at December 31, 2006	7,256,573	$1	$23,616	$83,970	$166	$107,753

(1) Disclosure of reclassification amount
Unrealized holding gain arising during the year ended December 31, 2006							$148
Less: reclassification adjustment of gains included in net income							—

Net unrealized holding gain on securities, net of income tax (2)							$148

(2) Net of income tax (benefit) provision of $(56), $(63) and $76 for 2004, 2005, and 2006 respectively
See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows of continuing operating activities
Net income	$11,656	$1,558	$21,897
Income from discontinued operations, net of income tax provision	(1,743)	(1,420)	(1,894)
Adjustments to reconcile income to net cash provided by (used in) continuing operating activities:
Share-based compensation expense	575	—	—
Depreciation and amortization	2,105	2,446	3,420
Provision for loan and valuation losses	2,341	1,490	2,914
Amortization of mortgage servicing rights	5,810	7,764	16,100
Recovery of impairment on mortgage servicing rights	(276)	(1,180)	(444)
Gain on sale of loans and securities	(685)	(2,002)	(6,586)
Gain on sale of assets	(3,100)	(300)	(31,767)
Loss on sale of building and equipment	194	22	42
(Gain) loss on sale of foreclosed real estate	(175)	(63)	51
Tax benefits on stock options exercised	—	—	(234)
Changes in assets and liabilities:
Proceeds from the sale of trading securities	159,580	489,822	179,174
Loans originated for sale, net of loans sold	(141)	(28,040)	7,674
Loans purchased for sale	(217,760)	(1,167,954)	(1,738,181)
Principal payments on, and proceeds from sale of loans held for sale	337,734	692,634	627,564
Originated mortgage servicing rights, net	(135)	(788)	(615)
Decrease in other receivables, other assets, deferred income tax asset and income taxes receivable	13,790	652	16,271
Decrease in payable for purchase of mortgage servicing rights	—	—	(199)
	8,557

Increase (decrease) in other liabilities and income taxes payable	8,557	(6,817)	4,941

Net cash provided by (used in) continuing operating activities	318,327	(12,176)	(899,872)
Cash flows of continuing investing activities
Loans originated and purchased for investment	(300,892)	(212,032)	(129,714)
Principal repayments on loans held for investment	174,425	163,508	154,869
Loans sold in the sale of United Western Bank branches	—	—	22,837
Purchase of available for sale securities	(173,844)	(16,979)	(103,615)
Proceeds from sale of available for sale securities	33,571	97,038	779,350
Proceeds from maturity and prepayment of available for sale securities	24,402	28,425	30,825
Purchase of held to maturity securities	(308,676)	(324,365)	(42,594)
Proceeds from the maturity and prepayment of held to maturity securities	122,137	59,427	11,145
Purchase of FHLBank stock, net	(7,527)	(521)	(2,799)
Purchases of premises and equipment	(8,165)	(1,592)	(576)
Proceeds from the sale of United Western Bank branches premises and equipment	—	—	4,788
Proceeds from the sale of other assets	—	18	20,302
Acquisition of mortgage servicing rights	(98)	—	(871)
Proceeds from the sale of building and equipment	389	—	—
Proceeds from sale of foreclosed real estate	4,034	4,698	11,011
Proceeds from sale of mortgage servicing rights	8	70	—
Proceeds from the sale of United Western Financial Center	26,542	—	—

Net cash (used in) provided by continuing investing activities	(413,694)	(202,305)	754,958

Continued

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows of continuing financing activities
Net increase in deposits	$221,637	$4,885	$319,034
Net deposits sold with sale of United Western Bank branches	—	—	(173,934)
Net decrease in custodial escrow balances	(9,368)	(2,213)	(33,868)
Decrease (increase) in FHLBank borrowings, net	(95,597)	108,910	47,914
Borrowed money — proceeds from repurchase agreements	50,000	—	—
Borrowed money — repayment of notes payable with banks and revolving lines, net	(3,217)	(2,784)	(1,985)
Borrowed money — repayment of senior notes	—	—	(9,545)
Borrowed money — proceeds from issuance of subordinated debt securities	—	—	9,760
Proceeds from issuance of capital securities of subsidiary trusts	—	7,500	10,000
Redemption of debentures and capital securities of subsidiary trusts	(5,156)	(8,195)	(14,550)
Proceeds from issuance of private placement common stock shares, net	—	86,963	—
Proceeds from issuance of common stock related to employee stock purchase plan and options	—	—	583
Redemption of common stock shares under tender offer	(79,501)	—	—
Repurchase of common stock	(5,853)	—	—

Net cash provided by continuing financing activities	72,945	195,066	153,409

Cash flows of discontinued operations
Operating cash flows	28,242	9,986	14,505
Investing cash flows	66	—	226
Financing cash flows	(16,364)	792	(14,867)

Net cash provided by (used in) discontinued operations	11,944	10,778	(136)

(Decrease) increase in cash and cash equivalents	(10,478)	(8,637)	8,359
Cash and cash equivalents at beginning of the year	34,232	42,869	34,510

Cash and cash equivalents at end of the year	$23,754	$34,232	$42,869

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$5,855	$7,605	$7,938

Loans securitized and transferred to securities available for sale	$11,283	$90,054	$761,384

Loans securitized and transferred to trading securities	$149,144	$468,169	$251,336

Trading securities transferred to held to maturity securities	$90,074	$—	$—

Securities available for sale transferred to held to maturity securities	$—	$85,337	$—

Loans held for sale transferred to loans held for investment	$164,218	$5,856	$88,778

Loans held for investment transferred to loans held for sale	$—	$4,600	$—

Note receivable received in sale of assets of discontinued operations	$2,567	$—	$—

Supplemental disclosure of cash flow information
Cash paid for interest	$59,991	$43,665	$31,487

Cash paid for income taxes	$6,111	$3,563	$11,649

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Organization
United Western Bancorp, Inc. (the “Company”), is a unitary thrift holding company and, through its subsidiaries, a diversified financial services company headquartered in Denver, Colorado. The Company’s operations are conducted primarily through United Western Bank (“United Western Bank”), Sterling Trust Company (“Sterling”), Matrix Financial Services Corporation (“Matrix Financial”), and First Matrix Investment Services Corp. (“First Matrix”), all of which are wholly owned subsidiaries of the Company.
Subsidiaries
United Western Bank is a federally chartered savings bank that originates commercial real estate, commercial, residential and commercial construction and development, multifamily, single tenant and consumer loans. Within certain of these loan types United Western Bank also originates Small Business Administration loans under the 504 and 7(a) program and loans through the utilization of New Market Tax Credits. United Western Bank also offers personal and business depository banking as well as trust and treasury services. At December 31, 2006, United Western Bank has two open locations in the metropolitan Denver marketplace (downtown Denver and Boulder). A third banking office located in Cherry Creek was opened in January 2007. A community bank loan production office in Fort Collins is also open. During 2004, United Western Bank sold its two retail branches in Las Cruces, New Mexico, and its retail branch in Sun City, Arizona, as discussed more fully in Note 8 below.
Sterling is a non-bank trust company specializing in the custody and administration of self-directed individual retirement accounts, qualified business retirement plans and personal custodial accounts, as well as corporate escrow and paying agent services.
The Company’s mortgage banking business is primarily conducted through Matrix Financial, and was established with the primary objective of originating, acquiring and servicing residential mortgage loans. All servicing functions previously performed by Matrix Financial have been performed by a third party sub-servicer since December 1, 2004.
First Matrix is registered with the National Association of Securities Dealers as a fully disclosed broker-dealer. First Matrix is headquartered in Denver, Colorado. First Matrix focuses as agent for United Western Bank on the acquisition, brokering, securitization and sale of Small Business Administration (“SBA”) loans and SBA securities. First Matrix also sells fixed income securities to institutional customers, including United Western Bank.
The Company’s real estate disposition services business was conducted by Matrix Asset Management Corporation, which provided real estate management and disposition services on foreclosed properties owned by financial service companies and financial institutions. Effective September 1, 2004, the Company sold substantially all of the assets related to Matrix Asset Management Corporation, retaining a 25% interest in the new company created by the purchaser, as discussed more fully in Note 5 below. The Company also retained MTXC Realty, a former division of Matrix Asset Management Corporation, which operated a real estate brokerage office in the Denver metropolitan area. During 2006, the Company sold its retained 25% interest in the Matrix Asset Management LLC, discussed further in Note 5, and sold MTXC Realty, as discussed further in Note 6, as part of the divestiture of certain non-core subsidiaries.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America. The following is a description of the more significant policies that the Company follows in preparing and presenting its consolidated financial statements.
Private Placement and Tender Offer
On December 9, 2005, the Company completed a private offering of 5,120,000 shares of common stock, $0.0001 par value per share. The common stock was sold at $19.00 per share, except shares sold to an affiliate of the Company’s placement agent, which purchased shares at the offering price less the placement agent fee, or $17.67 per share. In the private offering, the Company raised an aggregate of $97.0 million, less a placement agent fee and certain other costs of the offering charged against the proceeds which totaled $10.0 million. The net funds raised in the private placement were used to conduct an issuer tender offer to purchase shares of the Company’s common stock at $19.00 per share. On January 23, 2006, the Company completed the tender offer, where 4,184,277 common shares were tendered for an aggregate purchase of $79.5 million. After the completion of the issuer tender offer, the Company had 7,556,573 shares of common stock outstanding. The purpose of the issuer tender offer was to reduce the insider ownership and ultimately increase the market float of the Company’s common stock. In addition to the costs of the offering noted, in 2005, the Company incurred expenses for severance, option buy-outs and other compensation related costs that totaled approximately $7.9 million.
2. Significant Accounting Policies
Basis of Presentation. The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Ownership interests of 20% or more in non-controlled affiliates are accounted for by the equity method. Other investments are recorded at cost. The Company follows the accounting guidance in Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, and the revised FIN 46R for accounting for the Company’s six variable interest entities, in the form of its wholly-owned subsidiary trusts that issued capital securities to third-party investors and to certain direct and indirect interests in investment partnerships, commonly referred to as Trust Preferred securities, discussed more fully in Note 16.
Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities at the date of the consolidated financial statements, and disclosures of contingent assets and liabilities and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The Company believes the allowance for credit losses, valuation of mortgage servicing rights and loans held for sale and the status of contingencies are particularly subject to change.
Reclassifications. Certain reclassifications have been made to prior years consolidated financial statements and related notes to conform to the current year presentation. These reclassifications had no impact on shareholders’ equity or net income for the periods.
Cash and Cash Equivalents. Cash equivalents, for purposes of the consolidated statements of cash flows, consist of nonrestricted cash, federal funds sold and interest-earning deposits with banks with original maturities, when purchased, of three months or less.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Concentrations and Restrictions on Cash and Cash Equivalents. The Company periodically maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents.
Investment Securities. Securities available for sale include mortgage backed securities and Small Business Administration guaranteed pooled securities (“SBA securities”). Securities available for sale are carried at estimated fair value with the change in unrealized gains and losses reported in other comprehensive income, net of tax, which is included as a separate component in shareholders’ equity. Realized gains and losses on the sale of, and other-than-temporary impairment charges on, available for sale securities are recorded in gains on sale of loans and securities using the specific-identification method.
Securities held to maturity include mortgage backed securities and SBA securities. Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost.
Interest income includes amortization of purchase premiums and discounts. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
Until 2006, trading securities included SBA securities. Securities were classified as trading securities when they were created or bought and held principally for the purpose of selling them in the near term. Trading securities are carried at estimated fair value with the change in unrealized gains and losses reported in other income. In 2006, management reclassified SBA trading securities as held to maturity securities after concluding management had the positive intent and ability to hold the securities to maturity.
The Company purchases the guaranteed portion of SBA loans from third-party lenders and then securitizes these loans into SBA securities through the use of a fiscal and transfer agent approved by the SBA. The certificates are then sold directly to institutional investors, achieving legal isolation. The process of securitizing SBA loans into pools of SBA certificates is prescribed by the SBA and must be followed to maintain the SBA guarantee. This securitization meets the requirements for sale treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS 140”). An SBA approved fiscal and transfer agent associated with SBA securitizations issues certificates once all the necessary documents to support the transaction have been provided by the Company. The SBA guarantees the credit risk with respect to the loans sold. In accordance with SFAS 140, sales of these securitized loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale, and each subsequent sale when the combined net sales proceeds and, if applicable, retained interests differ from the loans’ allocated carrying amount. Net gains or losses are recorded in noninterest income.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Loans Held for Sale. Loans purchased or originated without the intent to hold to maturity are classified as held for sale. Classes of loans held for sale are carried at the lower of aggregate cost, net of discounts or premiums and a valuation allowance, or estimated fair market value. Estimated fair market value is determined using forward commitments to sell loans or mortgage backed securities to permanent investors, or current market rates for loans of similar quality and type. Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations. At December 31, 2006, and 2005 the Company had $0 and $2.3 million, respectively, as a valuation allowance to reduce the carrying value of loans held for sale to market value. SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” requires discounts or premiums on loans held for sale be deferred until the related loan is sold. The Company appropriately accretes discounts and amortizes premiums related to repayment of loan principal, which is included in interest income. The loans are primarily secured by 1-to-4 family residential real estate and multifamily properties located throughout the United States or are loans guaranteed by the SBA.
Loans are considered sold when the Company surrenders control over the transferred assets to the purchaser, with standard representations and warranties, and when the risks and rewards inherent in owning the loans have been transferred to the buyer. At such time, the loan is removed from the loan portfolio and a gain or loss is recorded on the sale. Gains and losses on loan sales are determined based on the difference between the allocated cost basis of the assets sold and the proceeds, which includes the estimated fair value of any assets or liabilities that are newly created as a result of the transaction. Losses related to recourse provisions are accrued as a liability at the time such additional losses are determined, and recorded as part of noninterest expense. Losses related to asset quality are recorded against the allowance for credit losses when the loan is considered uncollectible.
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
Loans Held for Investment. Loans the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held for investment. Loans held for investment generally are reported at unpaid principal balances adjusted for charge offs, net of unearned discounts and premiums, deferred loan fees, and allowance for credit losses. The loans include community bank loans (commercial real estate, commercial, residential and commercial construction and development, SBA originated, multifamily and consumer loans), and SBA purchased, and residential mortgage loans. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and amortized into interest income as an adjustment to the yield over the term of the loan.
Loans are placed on nonaccrual status when full payment of principal or interest is in doubt, or generally when they are past due 90 days as to either principal or interest, unless the interest is guaranteed by a creditworthy entity through recourse provisions. Previously accrued but unpaid interest is reversed and charged against interest income, if not collectible, and future accruals are discontinued. Interest payments received on nonaccrual loans are generally recorded as a reduction in principal.
Allowance for Credit Losses. The allowance for credit losses is management’s estimate of probable credit losses inherent in the loan portfolios. Management takes into consideration factors such as the fair value of the underlying collateral and the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, the collective experience of the Company’s credit risk management team and consideration of current economic trends and conditions.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
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
Pools of homogeneous commercial loans with similar risk characteristics (i.e. multifamily, construction and development, commercial real estate and commercial) are assessed for probable losses based on a loss migration analysis. In that analysis, loss factors are updated regularly based on the Company’s own loss experience, the collective experience of the Company’s credit risk management team, loss rates at selected peer community banks and industry data. The analysis also incorporates the related internal gradings of loans charged off and other factors including asset quality trends and national and local economic conditions.
The portion of the allowance established for loans measured for impairment reflects expected losses resulting from analyses developed through specific allocations for individual loans. The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. Estimated fair value is typically measured using the fair value of collateral, as such loans are usually collateral dependent, but may be measured using either the present value of expected future cash flows, discounted per the loan rate, or the market price of the loan. All loans considered impaired are included in nonperforming loans. The Company evaluates its residential loans collectively due to their homogeneous nature. Accordingly, potential impaired loans of the Company include only commercial loans, real estate construction loans, commercial real estate mortgage loans and larger multi-family loans classified as nonperforming loans.
The last component of the allowance for credit losses is that portion representing management’s estimate of inherent but undetected probable losses, and the imprecision in the credit risk models utilized to calculate the allowance. This component of the allowance is primarily associated with commercial loans (i.e. multifamily, construction and development, commercial real estate and commercial) and is reflective of the uncertainty related to the recent growth in the commercial loan portfolio, general economic conditions and ongoing uncertainty with respect to a small number of individually large loans.
Loan losses are charged against the allowance when the loans are considered uncollectible. In the opinion of management, the allowance is adequate to absorb the inherent losses in the current loan portfolio.
FHLBank Stock. FHLBank stock is a required investment for institutions that are members of the Federal Home Loan Bank system, including United Western Bank. The Company carries FHLBank stock at cost, which is equal to its redemption value. Dividends are credited to interest and dividend income when declared by the FHLBank.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Mortgage Servicing Rights. The Company recognizes mortgage servicing rights (“MSRs”) as an asset separate from the underlying originated mortgage loan at the time of sale. Upon sale of a loan, the Company measures retained MSRs by allocating the previous carrying amount of the originated mortgage loan between the loan and the servicing right based on their relative estimated fair values. Purchased MSRs are initially recorded at cost. MSRs are carried at the lower of cost (allocated cost for originated MSRs), less accumulated amortization, or estimated fair value. MSRs are amortized in proportion to and over the period of the estimated future net servicing income.
The estimated fair value of MSRs is determined by reference to the discounted future servicing income, as stratified in accordance with one or more predominant risk characteristics of the underlying loans. The Company stratifies its MSRs by product type, interest rate and investor to reflect the predominant risk characteristics. To determine the estimated fair value of MSRs, the Company uses a valuation model that calculates the present value of discounted future cash flows. In using this valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, including incremental interest cost of servicer advances, foreclosure expenses and losses, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. For purposes of performing an impairment analysis on MSRs, the Company estimates fair value using the following primary assumptions: prepayment speeds ranging from 112 PSA (Public Securities Association prepayment speed measurement) to 2,140 PSA; discount rates ranging from 10.00% to 18.50%; and default rates ranging from 0% to 100%. At December 31, 2006, the Company’s residential servicing portfolio consists of seasoned loans with an approximate 9.0 year average age, an average balance of $50,100, and a weighted average note rate of 7.49%.
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
MSRs are also reviewed for other-than-temporary impairment. Other-than-temporary impairment exists when the recoverability of a recorded valuation allowance is determined to be remote, taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, preventing subsequent recoveries.
As of December 31, 2006 and 2005, a valuation allowance of $1,950,000 and $2,226,000, respectively, was required, and the fair value of the aggregate MSRs was approximately $15,399,000 and $20,708,000, respectively.
Gain on sale of MSRs is recorded when title to MSRs and the risks and rewards inherent in owning the MSRs have been transferred to the buyer.
Premises and Equipment. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the assets. Useful lives range from two to five years for software, office furniture and equipment, and five to forty years for buildings and building improvements. Leasehold improvements are amortized over the term of the related lease or the estimated useful lives of the improvements, whichever is shorter. Land is not subject to depreciation. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over their identified useful lives.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Foreclosed Real Estate. Residential or commercial assets acquired through loan foreclosure or deed in lieu of loan foreclosure are held for sale and are initially recorded at the lower of the recorded investment in the asset or the estimated fair value, less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in economic conditions.
Bank Owned Life Insurance. Bank owned life insurance represents the cash surrender value of life insurance policies purchased to insure the lives of certain officers and directors of United Western Bank. Earnings are credited to the balance and recorded as part of other income in the consolidated statements of income.
Impairment or Disposal of Long-Lived Assets. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
Derivative Instruments and Hedging Activities. Under the guidelines of SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended (“SFAS 133”), all derivative instruments are required to be carried at fair value on the balance sheet. SFAS 133 provides special hedge accounting provisions, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in fair value of the derivative.
The Company, through its subsidiary Matrix Financial, had historically entered into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of mortgage servicing rights asset. During the second quarter of 2004, the Company made the decision to remove the hedge and did not replace the hedging position throughout the remainder of the year ended December 31, 2004 and did not have any such hedging activity in the years ended December 31, 2005 or 2006. The Company is also required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.
At December 31, 2006 and 2005, the Company had no derivative that meets the hedge accounting provisions provided under SFAS 133, and at December 31, 2006 and 2005, had no economic or other hedges outstanding. However, at December 31, 2005, the Company had contracts and commitments that met the definition of a derivative. SFAS 133 requires the Company to record certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative. For the Company, this requirement principally affected certain commitments to purchase or sell assets that are classified as held for sale. See Note 21 for further details on off-balance sheet risk and concentration of commitments.
Repurchase Agreements. The Company has sold certain securities under agreements to repurchase. The agreements are treated as collateralized financing transactions and the obligations to repurchase securities sold are reflected as a liability in the accompanying consolidated balance sheets.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Loan Administration Income. Loan administration income represents service fees and other income earned from servicing loans for various investors. Loan administration income includes service fees that are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Service fees on loans and all other income are recognized when the related payments are received. The servicing functions previously performed by Matrix Financial were transferred to a third party sub-servicer in the fourth quarter of 2004. Loan administration fees were not impacted by this transfer.
Brokerage Income. Brokerage income represents income from whole loan and fixed income activities, SBA trading fees and fees earned related to sales of fixed income securities to institutions. Brokerage income is recognized when services are performed.
Custodial and Administration Services Income. Custodial and administration services income represents fees earned related to services provided for self-directed individual retirement accounts, qualified benefit plans and escrow arrangements. Custodial and administration services income is recognized over the contract period in proportion to when the services are performed.
Real Estate Disposition Services Income. Real estate disposition services income represents fees earned related to real estate management and disposition services provided to others, as well as real estate brokerage fees. Real estate disposition services income is recognized when services are performed. Real estate disposition services income also includes earnings in the Company’s equity method investment in the company from the sale of substantially all of the assets related to the Company’s real estate disposition services subsidiary in 2004 as discussed further in Note 5. The Company sold its real estate services company in 2006 as part of its divestiture of certain non-core subsidiaries. See further discussion in Note 6.
Stock-Based Compensation. At December 31, 2006, the Company had three stock-based employee compensation plans, which are described more fully in Note 20. Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the exercise price of the Company’s employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. The Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment (Revised 2004)” (“SFAS 123(R)”), on January 1, 2006. SFAS 123(R) eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. The Company transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application (the “modified prospective application”). Under the modified prospective application, as it is applicable to the Company, SFAS 123(R) applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006.
Concurrently with the December 2005 private placement transaction discussed in Note 1 above, the Company conducted a buy-out of outstanding options under the one stock-based employee compensation plan in place at that time. The total amount of options purchased, which were purchased for the difference between the price of stock offered in the private placement and the strike price of each option, was $3,865,000. As of December 31, 2005, there were 2,000 options outstanding under the stock-based employee compensation plan, all of which expired January 9, 2006, and all of which were at a strike price that exceeded the private placement price and market price of the shares. No compensation expense was recorded for these options.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
SFAS No. 123(R), requires pro forma disclosures of net income and earnings per share for all periods prior to the adoption of the fair value accounting method for stock-based employee compensation. The pro forma disclosures presented in Note 20 use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans for years prior to 2006. The impact to the Company’s consolidated financial statements relating to the implementation of SFAS No. 123(R) was $575,000.
Subaccounting fees. Subaccounting fees represent fees paid to a third party to service depository accounts on behalf of United Western Bank. Such fees are paid to third parties that provide custodial and institutional deposits to United Western Bank.
Restructuring Charges. Associated with the transfer by Matrix Financial of the servicing function for MSRs to a third party sub-servicer in the fourth quarter of 2004, the Company recorded pre-tax charges of approximately $1,368,000 related to write-offs for furniture, fixtures, leasehold improvements and retention packages. In 2005, additional charges related to final office relocation of approximately $399,000 were taken. These charges were included in noninterest expense for the respective years.
New Market Tax Credits. New Market Tax Credits (“NMTC”) are awarded under a program administered by the Community Development Financial Institutions Fund, a division of the United States Department of Treasury. NMTC projects promote economic development and contribute to the enhancement of the communities it serves. The NMTC Program permits the Company to claim a credit against federal income taxes for each qualified equity investment made to a designated community development entity. The Company receives a 39% tax credit over a seven year period. In 2004, United Western Bank made a $12.6 million qualifying equity investment in a 99.99% owned subsidiary, Community Development Funding I, LLC (“CDF I”). In 2005 and 2006, United Western Bank made $11 million and $10 million, respectively, qualifying equity investments in a 99.99% owned subsidiary, Charter Facilities Funding IV, LLC (“CFF IV”). The financial position and results of operations of CDF I and CFF IV are included in the Company’s consolidated financial statements. In connection with the qualified equity investments, the Company claimed net federal income tax credits of $308,000, $648,000 and $1.037 million, for the years ended December 31, 2004, 2005, and 2006, respectively, which is included as a component of income tax provision (benefit) in the consolidated income statements.
NMTC may also be monetized via sale to third parties. The Company has established subsidiary LLC entities that serve as single purpose vehicles to facilitate the funding of NMTC eligible loans to qualified entities. The Company created Charter Facilities Funding I, LLC, Charter Facilities Funding II, LLC and Charter Facilities Funding V, LLC, (“CFF I, II and V”) of which the Company is the 0.01% owner and managing member and an unrelated party is the 99.99% owner and non-managing member. The Company accounts for CFF I, II and V under the equity method of accounting as CFF I, II and V do not meet the criteria under FIN 46R, “Consolidation of Variable Interest Entities” and do not meet the requirements of EITF 04-05 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” CFF I, II and V are accounted for under the equity method because the non-managing member has approved the selection and compensation of the managing member, and has certain termination rights. The non-managing member has the authority to not only approve operating and capital decisions, the non-managing member has identified and continues to service the sole investment made by the entity. Any and all future investments require approval from the non-managing member. Finally, profits and losses are allocated to the members in accordance with their respective percentage ownerships and the managing member does not have the unlimited liability that a general partner in a limited partnership would incur.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The Company received a structuring fee in connection with the monetization of the NMTC and also receives ongoing management fees in equal installments over the seven year tax credit period. During the years ended December 31, 2006 and 2005, the Company recognized fees of $2.2 million and $278,000, respectively, of structuring fees and fees of $97,000 and $0, respectively, as ongoing management fees. These fees were included in other noninterest income. The Company recognizes the structuring fee as received as the NMTC transferred to the purchaser has value to the buyer on a standalone basis and as there is objective and reliable evidence of the fair value of the remaining ongoing services to be performed. After the structuring of the transaction, the Company ongoing obligation is to prepare and file tax returns, obtain an annual audit and maintain the tax qualification of the entity.
Income from discontinued operations, net of income taxes. Income from discontinued operations, net of income taxes for 2004 through 2006 includes the results of Matrix Bancorp Trading, Inc, which is discussed below in Note 3. “Discontinued Operations — Sale of Assets of Matrix Bancorp Trading, Inc.,” and the results of ABS School Services, LLC, which is discussed below in Note 4. “Discontinued Operations — Sale of ABS School Services, LLC.” For 2004 income from discontinued operations, net of income taxes also includes $136,000 relating to the sale of the mortgage origination platform at Matrix Financial.
Income Taxes. The Company and its subsidiaries file consolidated federal and state income tax returns. The subsidiaries are charged for the taxes applicable to their profits calculated on the basis of filing separate income tax returns. United Western Bank qualifies as a savings and loan association for income tax purposes. The consolidated effective tax rate is affected by the level of tax-exempt interest income in proportion to the level of net income, as well as the level of utilization of New Market Tax Credits.
The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Income Per Common Share. Basic income per common share from continuing operations is computed by dividing income from continuing operations by the weighted average number of common shares outstanding for the period. Net income per common share assuming dilution is computed by dividing net income by the weighted average number of common shares outstanding for the year and the effect of potentially dilutive securities. Basic and diluted income per common share from discontinued operations is computed by dividing income from discontinued operations by the weighted average number of common shares for the year, and the effect of potentially dilutive securities, such as stock options and warrants outstanding for the year (“dilutive securities”). A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average shares used in calculating diluted earnings per common share for the reported periods is provided in Note 9.
Comprehensive Income. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of deferred taxes, which are reported as a separate component of shareholders’ equity on the consolidated balance sheet.
Fair Value of Financial Instruments. The Company determines the fair value of financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The amounts disclosed represent the Company’s best estimate of fair value of financial instruments required to be disclosed under the Statement. The Company also has disclosed the methods and significant assumptions used to estimate the fair value of its financial instruments.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Impact of Recently Issued Accounting Standards.
SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s financial statements.
SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS 156 amends SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125,” by requiring, in certain situations, an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. All separately recognized servicing assets and servicing liabilities are required to be initially measured at fair value. Subsequent measurement methods include the amortization method, whereby servicing assets or servicing liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss or the fair value method, whereby servicing assets or servicing liabilities are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period in which they occur. If the amortization method is used, an entity must assess servicing assets or servicing liabilities for impairment or increased obligation based on the fair value at each reporting date. SFAS 156 is effective for the Company on January 1, 2007 and the Company does not expect the implementation of this pronouncement to have a significant impact on the consolidated financial statements. The Company intends to continue to reflect the mortgage servicing rights asset at the lower of cost or market using the amortization method.
SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.
SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115.” SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Interpretation 48 is effective for the Company on January 1, 2007 and is not expected to have a significant impact on the Company’s financial statements.
EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods. The EITF reached a consensus that an employer should recognize a liability for future benefits in accordance with Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The EITF believes that a liability for the benefit obligation under Statement 106 or Opinion 12 has not been settled through the purchase of a typical endorsement split-dollar life insurance arrangement. United Western Bank owns endorsement split dollar life insurance that is subject to this EITF consensus. EITF 06-4 will be effective on January 1, 2008, with earlier application permitted. The Company estimates that had EITF 06-4 been effective at December 31, 2006, the Company would have accrued a pre-tax liability and compensation expense of approximately $100,000.
3. Discontinued Operations — Sale of Assets of Matrix Bancorp Trading, Inc.
Effective March 31, 2006, the Company sold certain assets and operations of one of its two brokerage subsidiaries, Matrix Bancorp Trading, Inc., pursuant to an Asset Purchase Agreement (“Purchase Agreement”) to a newly formed third party limited liability company. The limited liability company hired the former employees and officers of Matrix Bancorp Trading, Inc. upon the closing of the sale. After the sale, the Company’s continuing brokerage operations consist only of those brokerage activities conducted through First Matrix Investment Services Corporation. Under the terms of the Purchase Agreement, the Company received a total of $4,000,000, consisting of $1,200,000 in cash and $2,800,000 in the form of a promissory note guaranteed by the ultimate parent of the limited liability company. The promissory note is for a term of two years, and bears interest at the current prime rate. Pursuant to the terms of the Purchase Agreement, the Company agreed not to compete or have any ownership interest in any business in the State of Colorado similar to the limited liability company’s new business for a period of twelve months. The balance of the note receivable of $1.9 million is included in other receivables at December 31, 2006.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
As a result of the sale, the Company recorded an after tax gain on the sale of approximately $2,424,000 for the quarter ended March 31, 2006, which is included in discontinued operations for the year ended December 31, 2006. The operating results of the discontinued brokerage activities of Matrix Bancorp Trading are reflected as discontinued operations beginning January 1, 2004, and the consolidated financial statements have been restated to reflect the brokerage operations of Matrix Bancorp Trading as a discontinued operation. The operating results of Matrix Bancorp Trading, Inc., previously included in the Company’s brokerage segment, and now included in income from discontinued operations, net of income taxes were as follows:

	Years Ended
	December 31,
	2006	2005	2004
	(Dollars in thousands, except share information)
Net interest income after provision for credit losses	$—	$—	$8
Noninterest income	1,346	8,125	7,004
Noninterest expense	1,333	6,995	6,030

Operating income before taxes from discontinued operations	13	1,130	982
Income tax provision	5	432	393

Operating income from discontinued operations	8	698	589
Gain on sale of certain assets and operations of Matrix Bancorp Trading, Inc., net of income tax provision of $1,435, $0, and $0, respectively	2,424	—	—

Income from discontinued operations, net of income taxes	$2,432	$698	$589

Income from discontinued operations of Matrix Bancorp Trading, Inc. per share — basic	$0.31	$0.10	$0.09

Income from discontinued operations of Matrix Bancorp Trading, Inc. per share — assuming dilution	$0.31	$0.10	$0.09

4. Discontinued Operations — Sale of ABS School Services, LLC
On May 5, 2006, the Company sold its school services subsidiary, ABS School Services, LLC (“ABS”), to SKS Ventures, LLC, a Colorado limited liability company owned by former executive officers of the Company (“SKS”). SKS acquired 100% of the outstanding limited liability company interests of ABS for a purchase price of $7,370,000. Concurrently, United Western Bank committed to a $4,000,000 loan to SKS and its principals, pursuant to which the membership interests of ABS and the membership interests of SKS were pledged. At December 31, 2006, no amounts have been drawn on this facility. Prior to the sale, ABS distributed its outstanding interest in Charter Facilities Funding, LLC and New Century Academy Property Management Group, LLC to Equi-Mor Holdings, Inc. (“Equi-Mor”), a wholly owned subsidiary of the Company. ABS also distributed certain other assets to Equi-Mor and to the Company as well as outstanding deferred and current income tax balances related to ABS. Based on the purchase price, a $1,000,000 pre-tax charge was recorded in the quarter ended March 31, 2006, which charge was included in discontinued operations for the year ended December 31, 2006, to reflect the net realized value of the ABS interests upon the sale. The sales agreement contains a provision that, if SKS sells ABS within one year of the agreement, then 50% of any gain on sale is payable to the Company, after adjustment for certain post closing events.
In connection with the transaction, the Company’s recourse obligation for certain loans, which was $5,400,000 at March 31, 2006, was transferred to SKS. Pursuant to the sales agreement, Equi-Mor and the Company guarantee, for a five year period, the repayment of the loans sold to SKS up to an aggregate amount of $1,650,000, creating a new recourse obligation for the Company. Included in other general and administrative expenses for the year ended December 31, 2006 is a charge recorded by Equi-Mor of $950,000 to reflect the estimated liability related to this recourse obligation.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
As a result of this sale, the Company has presented the operations of ABS School Services, LLC as discontinued operations beginning with January 1, 2004, and the consolidated financial statements have been restated to reflect the operations of ABS School Services, LLC as a discontinued operation. The operating results of the ABS School Services, previously included in “all other” in segment reporting, and now included in income from discontinued operations, net of income taxes were as follows:

	Years Ended
	December 31,
	2006	2005	2004
	(Dollars in thousands, except share information)
Net interest income after provision for credit losses	$580	$1,918	$2,463
Noninterest income	550	1,690	2,871
Noninterest expense	2,107	3,351	5,016

Operating (loss) income before taxes from discontinued operations	(977)	257	318
Income tax (benefit)	(288)	(465)	(851)

(Loss) income from discontinued operations, net of income taxes	$(689)	$722	$1,169

(Loss) income from discontinued operations of ABS School Services, LLC per share — basic	$(0.08)	$0.10	$0.18

(Loss) income from discontinued operations of ABS School Services, LLC per share — assuming dilution	$(0.08)	$0.10	$0.18

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

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
5. Sale of Majority Interest in Real Estate Disposition Services Subsidiary
On September 10, 2004, the Company, through its subsidiary Matrix Asset Management Corporation (“MAMC”), sold substantially all of its assets related to its real estate management and disposition business. After the sale, the Company retained a 25% interest in the new company created by the purchaser, Matrix Asset Management, LLC, (“MAM, LLC”), as well as the remaining operations in MAMC, renamed MTXC Realty, which operated a real estate brokerage office operating exclusively in the Denver metro area. As part of the transaction, referrals for the sale of real estate managed by MAM, LLC in the Denver metro area generally were referred to MTXC Realty. The Company recorded a gain on sale of approximately $13,500,000, included in gain on sale of assets in the consolidated statement of income for the year ended December 31, 2004. The Company received payment in the form of cash and a note receivable, payable in quarterly principal and interest payments over three years. The balance of the note receivable of $1,251,000 is included in other receivables at December 31, 2006.
In November 2006, the Company sold the remaining 25% interest of MAM LLC and received proceeds of approximately $3.6 million and recognized a gain of $2.7 million included in gain on sale of assets in the consolidated statement of income for the year ended December 31, 2006.
6. Sale of Assets of MTXC Realty Corp.
Effective March 31, 2006, the Company sold certain assets of MTXC Realty Corp. related to its real estate brokerage office operating in the Denver metro area. As a result of the sale, the Company recorded a pre-tax gain on the sale of approximately $100,000, included in noninterest income for the year ended December 31, 2006.
7. Sale of Interest in Matrix Settlement and Clearances Services, LLC
On November 30, 2004, the Company, through certain of its subsidiaries, entered into definitive agreements to sell the 45% membership interest in Matrix Settlement & Clearance Services, LLC, (“MSCS”), as well as all of the assets of the trust operations of United Western Bank, to MG Colorado Holdings, Inc. (“MGCH”), which is an entity controlled by the principals of Optech Systems, Inc., one of the original co-owners of MSCS along with the Company.
In consideration of the sale of the 45% membership interest in MSCS, the Company received approximately 5% of the outstanding common stock of MGCH, and cash. This portion of the transaction closed December 1, 2004. As a result of the sale, the Company recorded a pre-tax gain on sale of approximately $8,242,000, included in the gain on sale of other assets for the year ended December 31, 2004. In consideration of the sale of the assets of the trust operations of United Western Bank, the Company has received additional common stock of approximately 2% of the outstanding common stock of MGCH. This portion of the transaction closed April 30, 2005. As a result of the sale of the trust assets, the Company recorded a pre-tax gain on sale of $300,000, which is included in the gain on sale of assets for the year ended December 31, 2005. The approximate 7% total ownership interest retained is accounted for using the cost basis of accounting. At December 31, 2006, the investment in MGCH included in other assets is $750,000.
As part of the sale agreement, deposits continued to be maintained by MSCS at United Western Bank. At December 31, 2006, deposits maintained by MGCH at United Western Bank totaled approximately $195.2 million. This agreement expired on September 30, 2006 and the Company is currently in negotiations with MGCH and its affiliates to renew this agreement. As of the date of this report the Company maintained an arrangement with MGCH as if the agreement had not expired. Management expects the agreement to be renewed on terms substantially equivalent to the expired agreement.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
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
8. Sale of United Western Bank Branches
On May 1, 2004, United Western Bank sold its two branches in Las Cruces, New Mexico to a New Mexico banking company. The sale included deposits of the Las Cruces branches that totaled approximately $78,500,000, and loans of approximately $22,800,000, as well as the real estate and leases associated with the Las Cruces branches. As a result of the sale, the Company recorded a pre-tax gain of $5,087,000, which is included in gains on sale of assets for the year ended December 31, 2004.
On November 1, 2004, United Western Bank sold its branch in Sun City, Arizona to the same New Mexico banking company. The sale included deposits of the Sun City branch that totaled approximately $104,000,000, a nominal amount of loans, as well as the real estate and leases associated with the branch. As a result of the sale, the Company recorded a pre-tax gain of $4,935,000, which is included in gain on sale of assets for the year ended December 31, 2004.
9. Net Income Per Share
The following table sets forth the computation of basic net income per share and net income per share, assuming dilution:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Numerator:
Income from continuing operations, net of tax effects	$9,913	$138	$20,003

Income from discontinued operations, net of tax effects	1,743	$1,420	$1,894

Net income	$11,656	$1,558	$21,897

Denominator:
Weighted average shares outstanding	7,791,516	6,943,480	6,520,239
Effect of dilutive securities:
Common stock options	—	92,648	109,767

Denominator for net income per share, assuming dilution	7,791,516	7,036,128	6,630,006

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
10. Investment Securities
Investment securities available for sale were as follows:

	December 31, 2006				December 31, 2005
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
Mortgage-backed agency securities	$5,044	$14	$(39)	$5,019	$13,714	$39	$(47)	$13,706
Mortgage-backed securities-private	47,436	203	—	47,639	—	—	—	—
Collateralized mortgage obligations	88,827	107	(56)	88,878	—	—	—	—
SBA securities	607	3	—	610	757	—	(1)	756

Total	$141,914	$327	$(95)	$142,146	$14,471	$39	$(48)	$14,462

Realized gains (losses) on the sale of securities available for sale, included in gain on sale of loans and securities in the consolidated statements of income, as determined by specific identification, were approximately $274,000, $(122,000), and $430,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Investment securities held to maturity were as follows:

	December 31, 2006				December 31, 2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
Mortgage-backed securities-private	$228,060	$345	$(1,263)	$227,142	$156,979	$171	$(829)	$156,321
Collateralized mortgage obligations	384,279	143	(4,612)	379,810	264,031	12	(3,445)	260,598
SBA securities	84,494	51	(78)	84,467	—	—	—	—

Total	$696,833	$539	$(5,953)	$691,419	$421,010	$183	$(4,274)	$416,919

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2006 are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Within 1 year	$—	$—	$—	$—
Over 1 year through 5 years	—	—	—	—
After 5 years through 10 years			8,669	8,671
Over 10 years	607	610	75,825	75,796

SBA securities	607	610	84,494	84,467
Mortgage-backed securities	141,307	141,536	612,339	606,952

Total	$141,914	$142,146	$696,833	$691,419

Trading securities were as follows:

	December 31, 2006	December 31, 2005
	Estimated Fair Value	Estimated Fair Value
	(Dollars in thousands)
SBA securities	$—	$104,722

Total	$—	$104,722

At September 30, 2006, the Company transferred SBA securities with a carrying value of $90,074,000 from trading securities to investment securities held to maturity. After an evaluation of relevant factors, management revised its intent with respect to the asset and intends to hold such securities to maturity
The net (loss) gain on trading securities, included in gain on sale of loans and securities in the consolidated statements of income, was approximately $(441,000), $613,000, and $50,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The following table presents information pertaining to securities available for sale and held to maturity with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position as follows:

	December 31, 2006				December 31, 2005
	Less than 12 Months		12 Months or More		Less than 12 Months		12 Months or More
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Mortgage-backed securities agency, available for sale	$1,135	$(13)	$2,337	$(26)	$6,181	$(38)	$328	$(9)
Collateralized mortgage obligations-private, available for sale	44,766	(56)	—	—	—	—	—	—
SBA securities, available for sale	—	—	—	—	—	—	476	(1)
Mortgage-backed securities-private, held to maturity	77,081	(436)	85,266	(827)	84,001	(569)	10,802	(260)
Collateralized mortgage obligations-private, held to maturity	107,288	(400)	201,777	(4,212)	247,169	(3,445)	—	—
SBA securities, held to maturity	68,331	(78)	—	—	—	—	—	—

Total	$298,601	$(983)	$289,380	$(5,065)	$337,351	$(4,052)	$11,606	$(270)

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
At December 31, 2006, the Company does not believe that any individual unrealized loss represents an other-than-temporary impairment. The unrealized losses are attributable to changes in interest rates. The Company has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.
The Company expects to receive payments on investment securities over periods that are considerably shorter than the contractual maturities of the securities, which range up to 30 years, due to prepayments.
At December 31, 2006, approximately 46% of the available for sale securities portfolio and approximately 14% of the held to maturity securities portfolio were comprised of securities of a single issuer, other than U.S. Treasury and federal agency debentures and other U.S. Government sponsored agency securities.
At December 31, 2006 and 2005, mortgage-backed securities with a carrying value of $1,911,000 and $0, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
11. Loans Held for Sale and Investment
Loans Held for Sale
Loans held for sale consist of the following:

	December 31,	December 31,
	2006	2005
	(Dollars in thousands)
Residential loans	$381,502	$631,773
Multi-family loans	52,478	67,237
SBA guaranteed purchased loans	1,365	177,328
SBA guaranteed originated loans	7,171	11,045
School financing and other loans	869	25,272
Fair value adjustment	—	(2,339)
Purchase premiums and unearned fees, net	3,266	22,315

	446,651	932,631
Less: Allowance for credit losses	2,531	5,189

Loans held for sale, net	$444,120	$927,442

Activity in the allowance for loan and valuation losses on loans held for sale is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$5,189	$5,198	$4,803
Provision for credit losses	322	774	1,180
Charge-offs and transfers	(1,441)	(803)	(785)
School financing — allowance sold	(1,791)	—	—
Recoveries	252	20	—

Balance at end of year	$2,531	$5,189	$5,198

School financing — allowance sold for the year ended December 31, 2006, represents $1,791,000 of allowance included in the sale of assets of ABS School Services, LLC, discussed further in Note 4 above. The provision for credit losses charged to operations for 2004 and 2005 includes ABS School Services, LLC, provision reported in income from discontinued operations line item on the consolidated statements of income. Transfers included above in charge-offs and transfers represents amounts transferred from the held for sale allowance for credit losses to the held for investment allowance for credit losses due to repayments of the held for sale loans, which reduces the required allowance levels.
Loans Held for Investment
Loans held for investment consist of the following:

	December 31, 2006	December 31, 2005
	(Dollars in thousands)
Residential loans	$223,189	$250,793
Construction loans	53,787	24,049
Multi-family loans	1,986	2,161
SBA guaranteed purchased loans	154,949	—
SBA originated loans	94,985	99,519
Commercial real estate loans	168,823	50,562
Commercial loans and other	21,801	5,539
Discounts, net	(539)	(843)
Unearned fees	(1,149)	(1,029)

	717,832	430,751
Less: Allowance for credit losses	6,231	4,808

Loans held for investment, net	$711,601	$425,943

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
At September 30, 2006, SBA guaranteed purchased loans in the amount of $164,218,000 were transferred from the held for sale to the held for investment category after management reevaluated its intent with respect to holding these loans. A charge of $704,000 was incurred to reduce the loans to the lower of cost or market on an individual loan basis. Previously, these loans were carried at the lower of cost or market on an aggregate basis. This charge was included in noninterest expense — other general and administrative for the year ended December 31, 2006.
Activity in the allowance for loan and valuation losses on loans held for investment is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$4,808	$5,974	$4,986
Provision for loan and valuation losses	2,019	891	2,089
Charge-offs and transfers	(755)	(2,249)	(1,264)
Recoveries	159	192	163

Balance at end of year	$6,231	$4,808	$5,974

United Western Bank’s residential loans are located throughout 50 states with concentrations above 5.0% at December 31, 2006 in California, Illinois, Georgia, Texas and Florida of approximately 32.7%, 9.1%, 7.6%, 5.6% and 5.2%, respectively, based on aggregate outstanding unpaid principal balances of the loans. At December 31, 2006, there were no concentrations of loans related to any single industry in excess of 10% of total loans.
The following lists information related to nonperforming loans held for investment and held for sale:

	December 31,
	2006	2005
	(Dollars in thousands)
Loans on nonaccrual status in the held for investment portfolio	$3,675	$9,601
Loans on nonaccrual status in the held for sale portfolio	4,723	7,293

Total nonperforming loans	$8,398	$16,894

Interest income that would have been recognized at original contract terms	$700	$875

The Company continues to accrue interest on government-sponsored loans such as Federal Housing Administration (“FHA”) insured and Department of Veterans’ Affairs (“VA”) guaranteed loans which are past due 90 or more days, as the majority of the interest on these loans is insured or guaranteed by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $9,083,000 and $10,986,000 as of December 31, 2006 and 2005, respectively.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Interest income that would have been recorded for all nonaccrual loans was approximately $700,000, $875,000 and $652,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Included in nonaccrual loans were impaired loans, as defined under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” totaling $265,000 and $3,517,000 at December 31, 2006 and 2005, respectively, all of which have a specific valuation allocated to the loan. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans for 2006 and 2005 was $166,000 and $1,401,000, respectively. There was no interest recognized in 2006 or 2005 on loans while they were considered impaired.
12. Premises and Equipment
Premises and equipment consist of the following:

	December 31,
	2006	2005
	(Dollars in thousands)
Land	$1,305	$3,106
Buildings	3,269	10,854
Leasehold improvements	808	4,005
Office furniture and equipment	10,224	10,661
	15,606	28,626
Less accumulated depreciation	7,015	11,472

Premises and equipment, net	$8,591	$17,154

The decline in the balance of premise and equipment, net was the result of the sale of the United Western Financial Center to a third party. See further discussion in Note 21. Included in occupancy and equipment expense is depreciation expense of premises and equipment of approximately $2,003,000, $2,065,000 and $2,692,000 for the years ended December 31, 2006, 2005, and 2004, respectively.
13. Mortgage Servicing Rights
The activity in the MSRs is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Mortgage servicing rights Balance at beginning of year	$22,934	$29,980	$47,194
Purchases	98	—	871
Originations	135	788	615
Amortization	(5,810)	(7,764)	(16,100)
Sales	(8)	(70)	—
Application of valuation allowance to write down permanently impaired MSRs	—	—	(2,600)

Balance before valuation allowance at end of year	17,349	22,934	29,980

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Valuation allowance for impairment of mortgage servicing rights Balance at beginning of year	(2,226)	(3,406)	(6,450)
Additions	—	(230)	(1,656)
Application of valuation allowance to write down permanently impaired MSRs	—	—	2,600
Recovery	276	1,410	2,100

Balance at end of year	(1,950)	(2,226)	(3,406)

Mortgage servicing rights, net	$15,399	$20,708	$26,574

The Company’s servicing activity is diversified throughout 50 states with concentrations at December 31, 2006, in Texas, Missouri, New Mexico, Illinois, and California, of approximately 14%, 14%, 12%, 10%, and 8%, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced. As of December 31, 2006, 2005 and 2004, the Company subserviced loans for others of approximately $7,059,000, $11,373,000 and $14,026,000, respectively.
The Company’s servicing portfolio (excluding subserviced loans) is comprised of the following:

	December 31, 2006		December 31, 2005
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	Outstanding	of Loans	Outstanding
	(Dollars in thousands)
Freddie Mac	2,903	$98,555	3,673	$130,386
Fannie Mae	8,732	443,719	10,400	542,782
Ginnie Mae	6,716	367,712	8,913	514,900
VA, FHA, conventional and other loans	5,115	403,078	6,491	529,930

Total servicing portfolio	23,466	$1,313,064	29,477	$1,717,998

The Company’s custodial escrow balances shown in the accompanying consolidated balance sheets at December 31, 2006 and 2005 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at United Western Bank in noninterest-bearing accounts. The balance of the custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.
The estimated aggregate amortization of the Company’s MSR’s for each of the next five years ending December 31, 2007, 2008, 2009, 2010 and 2011 is $3,895,000, $2,851,000, $2,128,000, $1,649,000 and $1,310,000, respectively. The estimated amortization is based on several assumptions as of December 31, 2006, with the most significant being the anticipated prepayment speeds of the underlying mortgages. The actual prepayment speeds of the underlying mortgage loans may differ materially from the estimated prepayment speed, so that the actual amortization may be significantly different than the amounts estimated.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
14. Deposits
Deposit account balances are summarized as follows:

	December 31, 2006			December 31, 2005
		Percent of	Weighted		Percent of	Weighted
		Total	Average		Total	Average
	Amount	Deposits	Rate	Amount	Deposits	Rate
	(Dollars in thousands)
Passbook accounts	$115	0.01%	1.28%	$405	0.04%	1.26%
NOW and DDA accounts	604,821	44.95	0.63	495,260	44.06	0.49
Money market accounts	705,371	52.41	2.78	581,704	51.75	1.69

Subtotal	1,310,307	97.37	1.79	1,077,369	95.85	1.18
Certificate accounts	35,374	2.63	3.87	46,675	4.15	3.66

Total Deposits	$1,345,681	100.00%	1.84%	$1,124,044	100.00%	1.27%

Included in NOW and DDA accounts are noninterest-bearing DDA accounts of $190,193,000 and $182,549,000 at December 31, 2006 and 2005, respectively.
Contractual maturities of certificate accounts as of December 31, 2006 are as follows:

	Under 12 months	12 to 36 months	36 to 60 months	Total
	(Dollars in thousands)
2.00-2.99%	$88	$—	$—	$88
3.00-3.99%	13,659	13,420	—	27,079
4.00-4.99%	1,212	2,178	196	3,586
5.00-5.99%	4,621	—	—	4,621

	$19,580	$15,598	$196	$35,374

Approximately $372,716,000 and $288,622,000 of fiduciary assets under administration by Sterling are included in NOW and money market accounts as of December 31, 2006 and 2005, respectively. Approximately $195,249,000 and $173,222,000 of MG Colorado Holdings Inc’s (“MGCH”) customer assets under administration are included in NOW and money market accounts as of December 31, 2006 and 2005, respectively. The Company owns an approximate 7% interest in MGCH, which is accounted for using the cost method. United Western Bank provided three lending facilities to MGCH, an overdraft line, term note, and revolving line of credit, in the amounts of $10 million, $3 million and $1 million, respectively. At December 31, 2006, there was $2,187,500 outstanding on the term note and no amounts outstanding on the other two lines. Approximately $118,844,000 of deposits of Legent Clearing, LLC, a company in which the Company’s Chairman of the Board holds a minority interest, is included in NOW and money market accounts at December 31, 2006. Approximately $26,024,000 of deposits of the majority owner of MAM, LLC are included in NOW and money market accounts as of December 31, 2005. These deposits were withdrawn in the fourth quarter 2006 upon the Company’s sale of its remaining 25% interest in MAM LLC. Approximately $573,850,000 and $543,885,000 of deposits represent funds from significant institutional relationships maintained by United Western Bank as of December 31, 2006 and 2005, respectively. Included in certificate accounts are $25,708,000 and $42,504,000 of brokered deposits as of December 31, 2006 and 2005, respectively.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Interest expense on deposits is summarized as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Passbook accounts	$3	$5	$38
NOW accounts	3,238	1,169	261
Money market accounts	17,112	10,621	4,504
Certificates of deposit accounts	2,389	4,088	5,862

Interest expense on deposits	$22,742	$15,883	$10,665

The aggregate amount of certificate of deposit accounts with a balance greater than $100,000 (excluding brokered deposits) was approximately $6,553,000 and $1,227,000 at December 31, 2006 and 2005, respectively.
15. Borrowed Money
Borrowed money is summarized as follows:

	December 31,	December 31,
	2006	2005
	(Dollars in thousands)
Borrowed Money
$5,000,000 one year revolving line converting to an amortizing term note payable to a third party financial institution, with annual equal principal payments beginning June 30, 2008 through June 30, 2011, collateralized by the common stock of United Western Bank; interest at 30 day LIBOR plus 1.50% (6.83% at December 31, 2006), $5,000,000 available at December 31, 2006	$—
$12,000,000 revolving line of credit to a third party financial institution, through June 30, 2007, renewable annually, collateralized by the common stock of United Western Bank; interest at 30 day LIBOR plus 1.35%; (6.68% at December 31, 2006), $12,000,000 available at December 31, 2006	—
$8,215,000 note payable to a third party financial institution collateralized by the common stock of United Western Bank; paid in full on June 30, 2006	—	$3,217
$10,000,000 subordinated debt securities, interest payments due quarterly at three-month LIBOR plus 2.75% (8.11% at December 31, 2006), maturing February 13, 2014	10,000	10,000
School financing agreements, maturing September 1, 2008, collateralized by school obligations; interest rate variable based on the BMA mini-swap index	—	16,364
$50,000,000 structured repurchase agreements at United Western Bank with a third party financial institution	50,000	—

Total	$60,000	$29,581

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
As of December 31, 2006, the maturities of borrowed money are as follows:

(Dollars in thousands)
2011	$50,000
Thereafter	10,000

$60,000

The Company must comply with certain financial and other covenants related to the foregoing debt agreements including, among other things, the maintenance of specific ratios, net income, net worth and other amounts as defined in the credit agreements, limiting the Company’s and its subsidiaries’ ability to declare dividends or incur additional debt, and requirements to maintain certain capital levels in certain subsidiaries. These covenants include requirements for United Western Bank to: (i) maintain “classified assets” of less than 20% of “primary equity capital”, (ii) have a return on assets of .60% on a rolling four quarter basis, and (iii) maintain its “well capitalized,” regulatory capital ratios, as defined in the loan agreement. At December 31, 2006, the Company was in compliance with the covenants described above.
During 2006, United Western Bank entered into two structured repurchase agreements with a third party financial institution, JP Morgan Chase Bank, NA. Securities were delivered to, and are being held by, the counterparty with whom the repurchase agreement was transacted. The counterparty has agreed to resell to United Western Bank the same or similar securities at the maturity of the agreements. At December 31, 2006, CMO securities with a carrying value and market value of $63.3 million were pledged to collateralize these repurchase agreements. The agreements are for a term of 5 years, with the counterparty having the option to call the borrowings on a quarterly basis after two years. Within the agreements are embedded floor options. This option results in a cost of this debt for the first two years of the lesser of the initial price of the borrowing, or the initial price of the borrowing minus the amount, if any, by which 3 month LIBOR is less than the strike price set forth in the agreements; however, the rate may not fall below zero.
On May 5, 2006, the Company sold its school services subsidiary, ABS School Services, LLC (“ABS”), to SKS Ventures, LLC, a Colorado limited liability company owned by former executive officers of the Company. See additional discussion above in Note 4 Discontinued Operations — Sale of ABS School Services, LLC.
16. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Company
The Company has sponsored seven trusts, Matrix Bancorp Capital Trust I, Matrix Bancorp Capital Trust II, Matrix Bancorp Capital Trust III, Matrix Bancorp Capital Trust IV, Matrix Bancorp Capital Trust V, Matrix Bancorp Capital Trust VI and Matrix Bancorp Capital Trust VIII, of which 100% of the common equity is owned by the Company. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company (the “debentures”). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable at either quarterly or semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the trusts are redeemable as noted below.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Company are summarized as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts
Junior subordinated debentures owed to Matrix Bancorp Capital Trust I, 10% junior subordinated debentures payable quarterly, unsecured and maturing September 30, 2029	$—	$5,156
Junior subordinated debentures owed to Matrix Bancorp Capital Trust II, 10.18% junior subordinated debentures payable semi-annually, unsecured and maturing June 8, 2031	12,400	12,400
Junior subordinated debentures owed to Matrix Bancorp Capital Trust III, 10.25% junior subordinated debentures payable semi-annually, unsecured and maturing July 25, 2031	15,464	15,464
Junior subordinated debentures owed to Matrix Bancorp Capital Trust IV, six-month LIBOR plus 3.75% (9.12% at December 31, 2006) junior subordinated debentures payable semi-annually, unsecured and maturing December 8, 2031	5,155	5,155
Junior subordinated debentures owed to Matrix Bancorp Capital Trust V, six-month LIBOR plus 3.625% (8.99% at December 31, 2006) junior subordinated debentures payable semi-annually, unsecured and maturing January 25, 2032	5,155	5,155
Junior subordinated debentures owed to Matrix Bancorp Capital Trust VI, interest fixed at 6.425% through October 2009, then three-month LIBOR plus 2.50%, junior subordinated debentures payable semi-annually, unsecured and maturing October 18, 2034	10,310	10,310
Junior subordinated debentures owed to Matrix Bancorp Capital Trust VIII, interest fixed at 5.86% through July 2010, then three-month LIBOR plus 1.69%, junior subordinated debentures payable semi-annually, unsecured and maturing July 7, 2035	7,732	7,732

Total	$56,216	$61,372

On July 30, 1999, Matrix Bancorp Capital Trust I (“Trust I”), a Delaware business trust formed by the Company, completed the sale of $27,500,000 of 10% preferred securities. Trust I also issued common securities to the Company and used the net proceeds from the offering to purchase $28,351,000 in principal amount of 10% junior subordinated debentures of the Company due September 30, 2029. The preferred securities accrue and pay distributions quarterly at an annual rate of 10% of the stated liquidation amount of $25 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust I under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust I. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company had the right to redeem the junior subordinated debentures, in whole or in part on or after September 30, 2004, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. Under the terms of the indenture, the Company redeemed $15,000,000 in trust preferred and common securities on October 29, 2004, redeemed $8,195,000 in trust preferred and common securities on July 20, 2005 and fully redeemed the remaining $5,156,000 in trust preferred and common securities on October 13, 2006.

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
On November 28, 2001, Matrix Bancorp Capital Trust IV (“Trust IV”), a Delaware business trust formed by the Company, completed the sale of $5,000,000 of floating rate (six-month LIBOR plus 3.75%) preferred securities. Trust IV also issued common securities to the Company and used the net proceeds from the offering to purchase $5,155,000 in principal amount of floating rate (six-month LIBOR plus 3.75%) junior subordinated debentures of the Company due December 8, 2031. The preferred securities accrue and pay distributions semi-annually at the floating rate as described above of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust IV under the preferred securities. The guarantee covers the semi-annual distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust IV. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on the interest payment due dates of either June 8th and December 8th on or after December 8, 2006, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The Company anticipates the trust preferred and common securities will be redeemed June 8, 2007.
On July 25, 2002, Matrix Bancorp Capital Trust V (“Trust V”), a Delaware business trust formed by the Company, completed the sale of $5,000,000 of floating rate (six-month LIBOR plus 3.625%) preferred securities. Trust V also issued common securities to the Company and used the net proceeds from the offering to purchase $5,155,000 in principal amount of floating rate (six-month LIBOR plus 3.625%) junior subordinated debentures of the Company due July 25, 2032. The preferred securities accrue and pay distributions semi-annually at the floating rate as described above of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust V under the preferred securities. The guarantee covers the semi-annual distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust V. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after July 25, 2007, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
On August 30, 2004, Matrix Bancorp Capital Trust VI (“Trust VI”), a Delaware business trust formed by the Company, completed the sale of $10,000,000 of preferred securities bearing a fixed rate (6.425%) until the interest payment date in October 2009, and then a floating rate (three-month LIBOR plus 2.50%.) Trust VI also issued common securities to the Company and used the net proceeds from the offering to purchase $10,310,000 in principal amount junior subordinated debentures of the Company due October 18, 2034 bearing a fixed rate (6.425%) through the interest payment date in October 2009 and then a floating rate (three-month LIBOR plus 2.50%) junior subordinated debentures of the Company due October 18, 2034. The preferred securities accrue and pay distributions quarterly at the rate as described above of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust VI under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust VI. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after October 18, 2009, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.
On June 30, 2005, Matrix Bancorp Capital Trust VIII (“Trust VIII”), a Delaware business trust formed by the Company, completed the sale of $7,500,000 of preferred securities bearing a fixed rate (5.86%) through the interest payment date in July 2010, and then a floating rate (three-month LIBOR plus 1.69%.) Trust VIII also issued common securities to the Company and used the net proceeds from the offering to purchase $7,732,000 in principal amount of fixed rate (5.86%) through the interest payment date in July 2010, then a floating rate (three-month LIBOR plus 1.69%) junior subordinated debentures of the Company due July 7, 2035. The preferred securities accrue and pay distributions quarterly at the rate as described above of the stated liquidation amount of $1,000 per preferred security. The Company has fully and unconditionally guaranteed all of the obligations of Trust VIII under the preferred securities. The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust VIII. The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture. The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after July 7, 2010, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.
All of the junior subordinated debentures owed to unconsolidated subsidiary trusts mature in periods greater than 5 years from December 31, 2006.
17. FHLBank Borrowings
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

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The balances of FHLBank borrowings are as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
FHLBank of Topeka borrowings	$492,500	$508,000
FHLBank of Dallas borrowings	26,931	107,028

	$519,431	$615,028

At December 31, 2006 and 2005, advances of $136,000,000 and $286,000,000 were borrowed under Convertible Advance (CA) and Short Option Advance (SOA) agreements with the FHLBank. Advances of $10,000,000 and $20,000,000, at December 31, 2006 and 2005, respectively, were borrowed under fixed rate advance agreements with FHLBank. The CA and SOA borrowings require the payment of interest monthly and principal at maturity. These CA and SOA borrowings have a term of up to ten years, but are callable quarterly at the option of the FHLBank beginning after a six month to three year lockout period depending on the particular CA and SOA borrowing. If the FHLBank exercises its call option on a CA or SOA borrowing, the FHLB is required to offer replacement funding to United Western Bank at a market rate of interest for the remaining term of the CA or SOA borrowing. Additionally, United Western Bank is not permitted to prepay or otherwise retire a callable CA and SOA borrowing prior to the final maturity date. At December 31, 2006, the possible call dates varied from January 26, 2007 to September 22, 2009. At December 31, 2006 and 2005, Community Investment advances of $931,000 and $1,028,000, respectively, were borrowed under a fixed term and rate and mature June 2, 2014. All advances are secured by first lien mortgage loans, mortgage backed and SBA pooled securities of United Western Bank, and all of its FHLBank stock.
As of December 31, 2006, the maturities of FHLBank borrowings are as follows:

(Dollars in thousands)
2007	$498,500
2008	10,000
2009	—
2010	10,000
2011	931
Thereafter	—

$519,431

The Bank is on full custody status at FHLB — Dallas, which requires United Western Bank to place loan collateral at the FHLB — Dallas. As of December 31, 2006, first lien mortgages of $74,608,000 and securities of $583,000 were pledged for $26,931,000 outstanding FHLB — Dallas advances. United Western Bank is on blanket collateral status at FHLB — Topeka, which requires United Western Bank to identify yet maintain in its possession loan collateral pledged at FHLB — Topeka. As of December 31, 2006, first lien mortgages of $491,863,000 were pledged to FHLB — Topeka. Mortgage-backed and SBA pooled securities in the custody of FHLB — Topeka with a current balance of $659,544,000 were also pledged for advances. Total FHLB — Topeka advances at December 31, 2006 were $492,500,000, and United Western Bank had available unused borrowing capacity from FHLB - Topeka of approximately $380,919,000.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
18. Income Taxes
The income tax provision (benefit) consists of the following:

Current:
Federal	$5,800	$(1,538)	$10,819
State	1,069	(177)	1,708
Deferred:
Federal	(1,944)	(670)	(1,810)
State	(180)	(62)	(269)

Provision (benefit)	$4,745	$(2,447)	$10,448

A reconciliation of the provision (benefit) for income taxes with the expected income taxes based on the statutory federal income tax rate follows:

	Years ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Expected income tax provision (benefit)	$5,740	$(302)	$11,320
State income tax provision (benefit), net of federal benefit	578	(29)	1,682
Tax-exempt interest income	(459)	(1,030)	(1,345)
New Market Tax Credits	(1,037)	(729)	(378)
Utilization of State net operating loss carry-forwards	—	(140)	(509)
Other	(77)	(217)	(322)

Provision (benefit) for income taxes	$4,745	$(2,447)	$10,448

The actual tax provision (benefit) differs from the expected tax expense (computed by applying the applicable United States Federal corporate tax rate of 35% (34% for 2005) and the composite state tax rates, which range from 4.5% to 8.0%) to the income before taxes for the years ended 2006, 2005 and 2004. This is principally due to state income tax expense and various income and expense items that are not deductible for tax purposes, including certain meal and entertainment deductions, nontaxable interest income, and utilization of certain state net operating loss carry-forwards, and the recognition of tax credits under the New Market Tax Credit program.
During 2004, the Company acquired $12,600,000 of New Market Tax Credits allocation. Under the program, the Company funded qualifying loans and the Company will receive Federal income tax credits that will be recognized over seven years, with 2004 being the first year for this allocation. In 2004, the Company received an additional $50,000,000 allocation of New Market Tax Credits. In the fourth quarter of 2005, the Company utilized $11,000,000 of this allocation. In the fourth quarter of 2006, the Company utilized approximately $10 million of this allocation. The remaining $29,000,000 of the allocation was monetized through unaffiliated third party investors. The tax credit recognized under the allocations was $1,037,000, $729,000 and $378,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes shown below.

	December 31,
	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and valuation losses	$4,833	$5,210
Deferred fees	1,307	2,211
State operating loss carry-forwards	50	653
2005 operating loss carry-forward	—	1,059
Gain on sale of building	4,508	—
Other	469	285

Subtotal	11,167	9,418
Valuation allowances	(50)	(653)

Total deferred tax assets	11,117	8,765

Deferred tax liabilities:
Mortgage servicing rights	$(3,291)	$(3,878)
New Market Tax Credits	(1,335)	(692)
Gain on sale of building	—	(1,187)
Installment gain on sale of interest in subsidiary	(1,122)	(952)
FHLB Dividends	(2,606)	(1,722)
Other	(387)	(82)

Total deferred tax liabilities	(8,741)	(8,513)

Net deferred tax asset	$2,376	$252

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. The Company has provided a valuation allowance for state operating loss carry-forwards in those states where its operations have decreased, currently ceased, or where the Company has withdrawn entirely. This is primarily related to the state of Arizona and is associated with the results of Matrix Financial. No other valuation allowances for deferred tax assets are considered necessary at December 31, 2006 or 2005. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.
The net deferred tax asset at December 31, 2006 and 2005 is recorded in the accompanying consolidated balance sheets in deferred income tax asset and income tax receivable. Included in deferred income tax asset and income tax receivable is an income tax receivable of $3,444,000 as of December 31, 2005.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
19. Regulatory
The Company. The Company is a unitary thrift holding company and, as such, is subject to the regulation, examination and supervision of the Office of Thrift Supervision (“OTS”).
United Western Bank. United Western Bank is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United Western Bank’s and the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, United Western Bank must meet specific capital guidelines that involve quantitative measures of United Western Bank’s assets, liabilities and certain off-balance sheet commitments as calculated under regulatory accounting practices. United Western Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require United Western Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to total assets (as defined in the regulations). Management believes, as of December 31, 2006 and 2005, that United Western Bank met all applicable capital adequacy requirements.
As of December 31, 2006, the most recent notification from the OTS categorized United Western Bank as well capitalized under the regulatory framework for prompt corrective action provisions. To be categorized as well capitalized, United Western Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. Management believes that there have been no conditions or events since that notification that have changed this categorization.

					To Be Well Capitalized
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2006
Total Capital (to Risk Weighted Assets)	$153,520	15.7%	$78,249	8.0%	$97,811	10.0%
Core Capital (to Adjusted Tangible Assets)	145,805	6.8	85,574	4.0	106,967	5.0
Tier I Capital (to Risk Weighted Assets)	145,805	14.9	N/A	N/A	58,687	6.0
As of December 31, 2005
Total Capital (to Risk Weighted Assets)	$131,018	14.3%	$73,098	8.0%	$91,373	10.0%
Core Capital (to Adjusted Tangible Assets)	127,053	6.3	80,987	4.0	101,234	5.0
Tier I Capital (to Risk Weighted Assets)	127,053	13.8	N/A	N/A	54,824	6.0
The various federal banking statutes to which United Western Bank is subject also include other limitations regarding the nature of the transactions in which it can engage or assets it may hold or liabilities it may incur.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
United Western Bank is required to maintain vault cash or balances with the Federal Reserve Bank of Kansas City in a noninterest-earning account based on a percentage of deposit liabilities. The required reserve balance was $4,331,000 and $2,689,000 at December 31, 2006 and 2005, respectively.
Matrix Financial. As a wholly owned subsidiary of United Western Bank, Matrix Financial is also subject to OTS regulation. In addition, Matrix Financial is also subject to examination by various regulatory agencies involved in the mortgage banking industry. Each regulatory agency requires the maintenance of a certain amount of net worth, the most restrictive of which required Matrix Financial to maintain a net worth of $1,133,000 at December 31, 2006 and $1,328,000 at December 31, 2005. At December 31, 2006 and 2005, Matrix Financial was in compliance with these regulatory requirements.
First Matrix. First Matrix, headquartered in Denver, Colorado, a wholly owned subsidiary of the Company, is a broker-dealer registered with the SEC under rule 15c3-3(k)(2)(ii). First Matrix is subject to the SEC’s Net Capital Rule that requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined by the regulations, shall not exceed 15 to 1. At December 31, 2006, First Matrix had net capital of $648,000, which was $643,000 in excess of its required net capital of $5,000. First Matrix’s aggregate indebtedness to net capital ratio was 0.10 to 1.
Sterling Trust. Sterling Trust, a Texas trust company, is generally required to maintain minimum restricted capital of at least $1,000,000, and may be required to maintain additional capital if the Texas Banking Commissioner determines that it is necessary to protect the safety and soundness of Sterling. At December 31, 2006, Sterling was in compliance with capital requirements under Texas law.
20. Shareholders’ Equity
Stock Option Plans
The Company has two stock option plans, the 2006 Special Stock Option Plan (“2006 Plan”) and the 1996 Amended and Restated Stock Option Plan (“1996 Stock Option Plan”). The 1996 Stock Option Plan allows for the grant of options to substantially all of the Company’s full-time employees and directors for up to 1,250,000 shares of the Company’s common stock. Options granted generally have ten-year terms and vest based on the determination by the Company’s compensation committee. For all options granted to employees in 2006, the options vest 20% per year for five years.
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
No Incentive Option may be granted with an exercise price per share less than the fair market value of the common stock at the date of grant. The Nonqualified Options may be granted with any exercise price determined by the administrator of the 1996 Stock Option Plan. To date, all grant prices have equaled the market price of the underlying stock on the date of the grant. The expiration date of an option is determined by the administrator at the time of the grant, but in no event may an option be exercisable after the expiration of ten years from the date of grant of the option. All options granted to employees to-date have been Nonqualified Options.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The 1996 Stock Option Plan further provides that, in most instances, an option must be exercised by the optionee within 30 days after the termination of the consulting contract between such consultant and the Company or termination of the optionee’s employment with the Company, as the case may be, if and to the extent such option was exercisable on the date of such termination. To date, 5,000 options have been granted to consultants.
The 2006 Plan was adopted by the Board of Directors and approved by the shareholders in order to grant stock options to two members of executive management in amounts greater than the 100,000 maximum amount of shares which could be granted to any one person in a year under the Company’s 1996 Stock Option Plan. Under the 2006 Plan 107,143 options were granted, which have substantially similar terms as those options granted under the Company’s 1996 Stock Option Plan. There are no further shares reserved for issuance under the 2006 Plan.
A summary of the Company’s stock option activity and related information is as follows:

	Years ended December 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding, beginning of year	2,000	$26.50	440,550	$10.94	609,750	$10.10
Granted	734,924	20.09	53,000	12.87	65,000	10.03
Exercised	—	—	—	—	(81,950)	5.25
Forfeited or cancelled	(6,250)	23.95	(491,550)	11.08	(152,250)	10.25

Outstanding, end of year	730,674	$20.07	2,000	$26.50	440,550	$10.94

Exercisable end of year	8,750	$22.21	2,000	$26.50	312,050	$11.42
Weighted average fair value of options granted during the year	$4.39		$4.25		$4.96

Other information regarding options outstanding at December 31, 2006 is as follows:

		Weighted Average
		Remaining
		Contractual Life in	Weighted Average
	December 31, 2006	years	Exercise Price
Exercise Price
$19.00	484,247	9.03	$19.00
19.90 - 20.76	65,448	9.81	20.18
22.42 - 22.95	139,046	9.27	22.85
23.05 - 23.40	41,933	9.60	23.09

	730,674

There were no employee options exercisable at December 31, 2006. There were 6,250 options granted to the Company’s Board of Directors exercisable at December 31, 2006. The total intrinsic value of outstanding options granted at December 31, 2006 was approximately $480,000.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Stock-Based Compensation Expense
As stated in Note 2 — Significant Accounting Policies, the Company adopted the provisions of SFAS 123(R) on January 1, 2006. SFAS 123(R) requires that stock-based compensation to employees be recognized as compensation cost in the income statement based on their fair values on the measurement date, which for the Company is the date of the grant. As a result of applying the provisions of SFAS 123(R) during 2006, the Company recognized stock-based compensation expense related to stock options of $575,000, or $355,000 net of tax. The net cost of stock-based compensation, resulted in a $.05 decrease in both basic and diluted earnings per share during 2006.
Stock-based compensation expense is recognized ratably over the requisite service period for all awards. Unrecognized stock-based compensation expense related to stock options totaled $2.6 million at December 31, 2006. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 4.2 years.
Valuation of Stock-Based Compensation
Pro forma information regarding net income and income per share required by SFAS 123 and SFAS 148 is included below. The fair value for these options for 2005 and 2004 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004, respectively: risk-free interest rate of 4.3% and 4.2%; a dividend yield of zero percent; volatility factors of the expected market price of the Company’s common stock of 24% and 46%; and a weighted-average expected life of the option of four years. The Company estimated the expected market price volatility and expected term of the options based on historical data and other factors.
The Black-Scholes option valuation model is used to estimate the fair value of traded options which have no vesting restrictions and are fully transferable. Like other option valuation models Black-Scholes requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
For the reasons discussed above, for the year ended December 31, 2006, the Company estimated the fair value of stock options granted using a trinomial lattice-based valuation model rather than the Black-Scholes model. The trinomial lattice-based model takes into account certain dynamic assumptions about interest rates, expected volatility, expected dividends, employee exercise patterns and other factors. Accordingly, management believes the trinomial lattice-based model provides a better fair value estimate.
The Company granted options during each quarter of 2006. The weighted-average assumption used to determine the fair value of options granted in the four quarters of 2006 and on average for the year ended 2006 are detailed below:

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
Expected Volatility	27.70%	26.70% - 27.20%	26.60% - 26.70%	26.30%	26.30% - 27.70%
Expected dividend yield	0	0	0	0	0
Risk-free interest rate	4.59%	4.99% - 5.11%	4.94% - 5.22%	4.56% - 4.64%	4.56% - 5.22%
Expected term (in years)	5.37 - 6.46	5.09 - 7.58	4.39 - 5.37	4.67 - 7.72	4.39 - 7.72
WA grant date Fair Value	$3.83 - $4.76	$3.44 - $9.41	$3.92 - $7.35	$3.66 - $6.31	$3.44 - $9.41
Options granted	540,047	97,496	41,933	55,448	734,924
Options forfeited	(2,000)	—	(3,750)	(500)	(6,250)

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Expected volatility is based primarily on historical volatility (estimated using a rolling five-year weekly average) of the closing price of the Company’s common stock, and other factors. In estimating the expected dividend yield, for 2006 the Company had never declared a dividend in its history. The Board of Directors declared a $0.06 dividend per share in February 2007, which will be considered in option valuation prospectively. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant with term equal to the life of the option. In estimating the fair value of stock options under the trinomial lattice-based valuation model, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of options granted is derived using the lattice model and represents the period of time that options granted are expected to be outstanding. The range of expected term and estimated forfeitures (employee exit rate) results from certain groups of employees exhibiting different behavior. Options forfeited impact the amount of compensation expense recognized in the consolidated income statements. Share-based compensation expense is based on awards that are ultimately expected to vest, accordingly, share-based compensation expense may be impacted if actual forfeitures differ from estimated forfeitures.
Employee Stock Purchase Plan
In 1996, the Board of Directors adopted and the shareholders approved an Employee Stock Purchase Plan (“Purchase Plan”) and authorized, as amended, 400,000 shares of common stock (“ESPP Shares”) for issuance thereunder. The price at which ESPP Shares are sold under the Purchase Plan is 85% of the lower of the fair market value per share of common stock on the enrollment date or the purchase date. As of December 31, 2006, there were 189,947 ESPP Shares available for future issuance. The Purchase Plan was suspended for 2006 and 2005 and no shares were offered due to unfavorable tax treatment and uncertainty surrounding new accounting pronouncements and their effect on the feasibility of offering the Purchase Plan for the Company. The Company has re-implemented the Purchase Plan for 2007.
Proforma Earnings for 2005 and 2004 under FAS 123
Had compensation cost for the Company’s stock-based plans been determined consistent with SFAS No. 123, the Company’s net income and income per share would have been changed to the pro forma amounts indicated below:

	Year ended December 31,
	2005	2004
	(Dollars in thousands, except share data)
Net income
Net income as reported	$1,558	$21,897
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	—	(236)

Pro forma	$1,558	$21,661

Income per share:
Basic, as reported	$0.22	$3.36

Basic, pro forma	$0.22	$3.32

Diluted, as reported	$0.22	$3.30

Diluted, pro forma	$0.22	$3.27

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Stock Repurchase Plan
The Company’s Board of Directors has authorized the repurchase of up to 5% of the outstanding shares of the Company’s common stock, which represented a total of 377,829 shares. During the fourth quarter of 2006, the Company repurchased 300,000 of its common shares for approximately $5.85 million. These repurchases are part of the Company’s capital management plan and strategy. In accordance with the laws of the State of Colorado, repurchased shares are retired.
21. Commitments, Contingencies and Related Party Transactions
Sale-leaseback of United Western Financial Center
On September 29, 2006, the Company sold the United Western Financial Center, a high rise office tower located in downtown Denver, Colorado. The Company sold the building for $27.3 million and received net proceeds of $26.5 million net of commissions and costs. The Company’s basis in the building was $14.8 million, resulting in a gross deferred economic gain of $12.1 million. In connection with the sale, the Company and United Western Bank agreed to lease back an aggregate of approximately 62,487 square feet of office space in the building for a term of 10 years. In addition, the Company will guarantee certain third-party lease obligations on approximately 23,171 square feet of office space for 10 years (such third parties being former subsidiaries of the Company). Management estimated and accrued an obligation of $840 thousand for the third party space based on the existing lease terms and other factors related to those leases and the Company’s guarantee. This guarantee was recorded pursuant to the provisions of FIN45, which requires proceeds from the sale of assets to be allocated between the guarantee and proceeds from the sale, thus impacting the gain on the transaction. Changes in the guarantee will be recognized currently in earnings as changes in the value of the guarantee occur. After its guarantee obligation, the Company has a net deferred economic gain of approximately $11.2 million. Due to the requirements of SFAS No. 98, which provides accounting guidance for sale leaseback transactions, the Company will recognize the gain at a rate of approximately $1.1 million annually, pre-tax, as a reduction in lease expense over the 10-year term of the lease. The table below provides information regarding the new lease as follows:

	Cash	Accrual	Deferred	Deferred	Net Rent
	Rent (1)	Rent (2)	Rent (3)	Gain (4)	Expense (5)
	(Dollars in thousands)
2007	$1,186	$1,367	$181	$1,123	$244
2008	1,229	1,367	138	1,123	244
2009	1,271	1,367	96	1,123	244
2010	1,314	1,367	53	1,123	244
2011	1,357	1,367	10	1,123	244
Thereafter	7,022	6,496	(526)	5,332	1,164

Total	$13,379	$13,331	$(48)	$10,947	$2,384

(1)	The cash rent reflects the future minimum lease payments required to be paid under the terms of the lease.

(2)	GAAP requires when a lease has an escalation clause the rent must be accrued on a straight line basis over the lease term or expected life of the lease.

(3)	The deferred rent represents the difference between columns (1) and (2). Deferred rent accumulates in the first half of the lease and then reverses over the later part of the lease.

(4)	The deferred gain represents the recognition of the $11.2 million economic gain over the life of the lease.

(5)
The prospective effect of the reduction in the Company’s net rent expense from realization of the annual deferred gain amortization will be substantially offset by the rental income that was previously earned by Matrix Tower Holdings, LLC.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Leases
The Company leases other office space and certain equipment under noncancelable operating leases. Annual amounts due under the office and equipment leases as of December 31, 2006 are approximately as follows:

(Dollars in thousands)
2007	$582
2008	563
2009	544
2010	546
2011	424
Thereafter	973

$3,632

Total rent expense aggregated approximately $978,000, $736,000 and $1,134,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and is recorded in occupancy and equipment expense.
Total rental income for the years ended December 31, 2006, 2005 and 2004 aggregated approximately $2,105,000, $2,150,000 and $2,050,000, respectively.
Off-Balance Sheet Risk and Concentration of Commitments
A summary of the contractual amount of significant commitments follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Commitments to extend credit:
Loans secured by mortgages	$74,450	$49,732
Construction loans	122,526	48,860
Commercial lines of credit	14,627	854
Commercial loans	28,641	1,569
Consumer loans	246	278
Standby letters of credit	791	429
Commitments to purchase USDA and SBA loans	—	39,660
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

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
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
United Western Bank enters into commitments for the purchase or sale of primarily variable rate, single family mortgage loans, USDA and SBA loans, which have a government guarantee as to principal, and SBA pooled securities. These contracts are also considered derivative instruments under SFAS 133 and the fair value of these contracts are recorded on the consolidated balance sheets as either derivative assets or liabilities and included in other assets or other liabilities.
At December 31, 2006, United Western Bank has entered into a purchase agreement to purchase approximately 1.4 acres in Centennial, Colorado, just south of the Denver Tech Center. The $1.2 million purchase is subject to the seller successfully obtaining developmental approvals from the City of Centennial, anticipated to occur in the second quarter, 2007.
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
Contingencies — Liabilities and Guarantees
In the period between 2000 and 2003, Matrix Financial originated and sold approximately $8.9 billion of residential mortgage loans. United Western Bank continues to be involved in the purchase and subsequent sale of residential mortgage loans. These loans were and are sold to investors in the normal course of business. These agreements usually require certain representations and warranties concerning credit information, loan documentation, collateral, and insurability. On occasion, investors have requested United Western Bank or Matrix Financial to repurchase loans or to indemnify them against losses on certain loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation regarding the investor claims, United Western Bank and Matrix Financial generally repurchase or provide indemnification on certain loans, as appropriate.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The Company maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions. Total loans repurchased during the years ended December 31, 2006, 2005 and 2004 were $1,185,000, $2,019,000, and $14,337,000, respectively. Loans indemnified that remain outstanding at December 31, 2006 totaled $10,154,000, of which $3,995,000 are guaranteed as to principal by FHA. Losses charged against the liability for estimated losses on repurchase and indemnification were $342,000, $2,140,000, and $3,660,000 for 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, the liability for estimated losses on repurchase and indemnification was $2,093,000, $2,365,000, respectively, and was included in other liabilities on the consolidated balance sheets.
Contingencies — Legal
The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to its business. The Company accrues liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company’s estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will generally only accrue a loss for a pending litigation matter if, for example, the parties to the matter have entered into definitive settlement agreements or a final judgment adverse to the Company has been entered. Based on evaluation of the Company’s litigation matters and discussions with internal and external legal counsel, management believes than an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2006 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.
United Western Bancorp. United Western Bancorp, The Vintage Group, Inc., Vintage Delaware Holdings, Inc., United Western Bank, and Guy A. Gibson, currently Chairman of the Board and formerly President and CEO of United Western Bancorp, Richard V. Schmitz, formerly the Co-Chief Executive Officer and Chairman of the Board of United Western Bancorp, and D. Mark Spencer, formerly the President, Co-Chief Executive Officer and a director of United Western Bancorp, were named defendants in an action filed in November 2000 styled Roderick Adderley, et al. v. Guy A. Gibson, et al. pending in the District Court of Tarrant County, Texas (“Adderley II”), seeking to impose joint and several liability on these defendants for the former judgment against Sterling in Roderick Adderley, et al. v. Advance Financial Services, Inc., et al. (“Adderley I”). This case has settled and is now closed. See “Sterling” below.
United Western Bancorp, United Western Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. have also been named as defendants in the Munoz matter described below. See “Sterling.”
United Western Bank. A former customer of United Western Bank is a debtor in a Chapter 11 proceeding under the Bankruptcy Code styled In re Apponline.com, Inc. and Island Mortgage Network, Inc. pending in the United States Bankruptcy Court for the Eastern District of New York. Prior to the bankruptcy filing, United Western Bank had provided the customer, Island Mortgage Network, Inc., with a purchase/repurchase facility under which United Western Bank purchased residential mortgage loans, with Island Mortgage having the right or obligation to repurchase such mortgage loans within a specified period of time. United Western Bank initiated an adversary claim in the Bankruptcy Court against the State Bank of Long Island (“State Bank”) seeking to recover losses sustained by United Western Bank as a result of the fraud perpetrated by Island Mortgage. State Bank, among other things, was the depository bank for Island Mortgage. In the fourth quarter of 2005, United Western Bank agreed to settle its claims against State Bank in return for payment by State Bank to United Western Bank of $475,000, and this adversary proceeding is now closed with respect to United Western Bank.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Sterling. Sterling was named a defendant in an action filed July 1999 styled Roderick Adderley, et al. v. Advanced Financial Services, Inc., et al. that was tried in Tarrant County, Texas district court in the spring of 2000. As previously disclosed, on December 22, 2005, Sterling entered into a Final Compromise Settlement Agreement and Release in connection with Adderley I. Under the settlement agreement, Sterling paid an aggregate of $3,150,000 to the plaintiffs in final settlement of all of the plaintiffs claims against all of the defendants in the Adderley I action and the related action described below, including a full release from each plaintiff in favor of each defendant in both actions. A related action, Adderley II, that had been abated by agreement of the parties pending final outcome of the Adderley I case, was also dismissed pursuant to the settlement agreement. The Agreement was also made for the benefit of United Western Bancorp, Inc. and United Western Bank, each of which is a signatory to the Agreement and each of which had been named a defendant in the related action. Although not signatories to the Agreement, the Agreement was also made for the benefit of The Vintage Group, Inc. and Vintage Delaware Holdings, Inc., two subsidiaries named as defendants in the related action; and Guy A. Gibson, current Chairman of the Board of United Western Bancorp and former President and CEO of United Western Bancorp, D. Mark Spencer, former President, Co-CEO and director of United Western Bancorp, and Richard V. Schmitz, former President, Co-CEO and director of United Western Bancorp, individuals named as defendants in the related action.
Sterling was named a defendant in several putative class action lawsuits instituted in November 2000 by one law firm in Pennsylvania. The styles of such lawsuits are as follows: Douglas Wheeler, et al. v. Pacific Air Transport, et al.; Paul C. Jared, et al. v. South Mountain Resort and Spa, Inc., et al.; Lawrence Rehrig, et al. v. Caffe Diva, et al.; Merrill B. Christman, et al. v. Millennium 2100, Inc., et al.; David M. Veneziale, et al. v. Sun Broadcasting Systems, Inc., et al.; and Don Glazer, et al. v. Technical Support Servs., Inc., et al. All of such lawsuits were originally filed in the United States District Court for the Western District of Pennsylvania. On April 26, 2001, the District Court for the Western District of Pennsylvania ordered that all of such cases be transferred to the United States District Court for the Western District of Texas so that Sterling could properly present its motion to compel arbitration. Sterling filed separate motions to compel arbitration in these actions, all of which were granted. Each of the six plaintiffs timely filed arbitration demands with the American Arbitration Association. The demands seek damages and allege Sterling breached fiduciary duties and was negligent in administrating each claimant’s self-directed individual retirement account holding a nine-month promissory note. Each of these arbitration actions has been abated pending the outcome of the Munoz matter described below. Sterling believes it has meritorious defenses and is defending the matters vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.
Sterling, United Western Bancorp, United Western Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. have been named a defendant in an action filed in December 2001 styled Heraclio A. Munoz, et al. v. Sterling Trust Company, et. al. that is pending in Superior Court of the State of California. The complaint seeks class action status, requests unspecified damages and alleges negligent misrepresentation, breach of fiduciary duty and breach of written contract on the part of Sterling. In the fourth quarter of 2005, Sterling was granted summary judgment as to all claims against it by the plaintiffs. The order granting summary judgment in favor of Sterling was formally entered by the court in April 2006. The plaintiffs filed a notice of appeal with the court in September 2006. The plaintiffs’ appeal brief is scheduled to be filed with the appellate court on March 27, 2007. In the event such decision in favor of Sterling were overturned by the appellate courts, the Company continues to believe it has meritorious defenses and will continue to defend the matter vigorously. The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
Related Party Transactions
Associated with the private placement and tender offer discussed in Note 1, the Company paid a total of $1,859,000 to G2 Holding Corp. for recruitment fees and expense reimbursements, which were directly charged against the proceeds raised from the private placement and tender offer. Guy A. Gibson, Chairman of the Company, is the Chairman of G2 Holding Corp., and Michael J. McCloskey, Chief Operating Officer of the Company, was the Executive Vice President of G2 Holding Corp prior to accepting his position with the Company. In addition, associated with the private placement, the Company paid a $300,000 financial advisory services fee to Milestone Advisors, LLC, an affiliate of Milestone Merchant Partners, LLC. Michael J. McCloskey is a managing director of Milestone Merchant Partners, LLC.
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
On September 29, 2006, the Company entered into a co-location license agreement (the “Agreement”) with Legent Clearing, LLC (“LC”) to share office space with LC located in Thornton, Colorado. The company will use the office as a business continuity site. The Agreement provides, among other things, for an initial term of seven months at $3,000 per month, and a month-to-month basis thereafter at the same rate. On the same date, United Western Bank extended a $5 million line of credit (the “Loan”) to Legent Group, LLC (“LG”). LC is a wholly owned subsidiary of LG. Because Guy Gibson, the Company’s Chairman of the Board and largest shareholder, founded LC in 2001, is currently a 7% shareholder of LG and serves on LG’s Board of Directors, the Company’s Audit Committee (which is responsible for reviewing and approving all related party transactions) reviewed both the Agreement and the Loan. The Audit Committee determined that the monthly payments to LC pursuant to the Agreement were at market rates for the space to be used and, accordingly, that the terms of the Agreement are as fair as would have been obtained from an unaffiliated third party. The Audit Committee also determined that the Loan was fair and equitable and in the best interest of the Company. Based on these determinations, the Committee approved both transactions and waived any potential violations of the provisions of the Company’s Business Conduct and Ethics.
22. Defined Contribution Plan
The Company has a 401(k) defined contribution plan (“Plan”) covering all employees who have elected to participate in the Plan. Each participant may make pretax contributions to the Plan up to the lesser of the amount allowed by the Internal Revenue Code or 100% of such participant’s earnings. The Company makes a matching contribution of 50% of the first 6% of the participant’s total contribution. Matching contributions made by the Company vest over five years. The Company contributed approximately $366,000, $427,000 and $507,000 during the years ended December 31, 2006, 2005 and 2004, respectively, which and was recorded in compensation and employee benefits expense in the consolidated statements of income.

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
23. Fair Value of Financial Instruments
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

	December 31,
	2006		2005
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$23,754	$23,754	$34,232	$34,232
Investment securities — available for sale	142,146	142,146	14,462	14,462
Investment securities — held to maturity	696,833	691,419	421,010	416,919
Investment securities — trading	—	—	104,722	104,722
Loans held for sale, net	444,120	447,680	927,442	928,255
Loans held for investment, net	711,601	713,512	425,943	425,561
FHLBank stock	42,764	42,764	34,002	34,002
Derivative assets	—	—	198	198
Financial liabilities:
Deposits	$1,345,681	$1,345,298	$1,124,044	$1,123,190
Custodial escrow balances	40,017	40,017	49,385	49,385
FHLBank borrowings	519,431	518,277	615,028	603,389
Borrowed money and junior subordinated debentures	116,216	85,701	90,953	62,650
Derivative liabilities	—	—	—	—
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

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
The fair value disclosed for FHLBank borrowings and borrowed money and junior subordinated debentures is estimated using a discounted cash flow calculation that applies interest rates currently being offered on FHLBank borrowings and borrowed money and junior subordinated debentures.
24. Parent Company Condensed Financial Information
Condensed financial information of United Western Bancorp, Inc. (“Parent”) is as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash	$16,669	$93,827
Other receivables	70	127
Premises and equipment, net	362	425
Other assets	4,009	4,536
Investment in and advances to subsidiaries	158,732	160,450

Total assets	$179,842	$259,365

Liabilities and shareholders’ equity:
Borrowed money and junior subordinated debentures owed to unconsolidated subsidiary trusts	$66,216	$74,589
Other liabilities	5,873	4,048

Total liabilities	72,089	78,637
Shareholders’ equity:
Common stock	1	1
Additional paid-in capital	23,791	108,395
Retained earnings	83,795	72,314
Accumulated other comprehensive income	166	18

Total shareholders’ equity	107,753	180,728

Total liabilities and shareholders’ equity	$179,842	$259,365

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(a)	The Parent’s debt is set forth in a table following the condensed statements of cash flows. See Note 15 and Note 16 for additional information regarding debt.

	Years ended December 31,
	2006	2005	2004
Condensed Statements of Income	(Dollars in thousands)
Income (loss):
Interest income	$124	$232	$41
Other	(122)	(250)	(515)

Total income (loss)	2	(18)	(474)
Expenses:
Compensation and employee benefits	4,730	11,372	4,255
Occupancy and equipment	667	599	606
Interest on borrowed money	6,244	6,151	7,526
Professional fees	485	441	367
Other general and administrative	(161)	(537)	(314)

Total expenses	11,965	18,026	12,440

Loss before income taxes and equity income of subsidiaries	(11,963)	(18,044)	(12,914)
Income taxes (b)	—	—	—

Loss before equity income of subsidiaries	(11,963)	(18,044)	(12,914)
Equity income of subsidiaries	23,619	19,602	34,811

Net income	$11,656	$1,558	$21,897

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

	Years ended December 31,
	2006	2005	2004
Condensed Statements of Cash Flows	(Dollars in thousands)
Operating activities:
Net income	$11,656	$1,558	$21,897
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income of subsidiaries	(23,620)	(19,602)	(34,811)
Dividends from subsidiaries	21,610	2,066	14,249
Share based compensation expense	575	—	—
Loss on disposal of assets	30	—	—
Depreciation and amortization	689	770	432
Unrealized gain (loss) on securities available for sale	148	(108)	(83)

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Years ended December 31,
	2006	2005	2004
Condensed Statements of Cash Flows	(Dollars in thousands)
Changes in assets and liabilities:
Increase (decrease) in other liabilities	1,825	(959)	2,622
Decrease (increase) in other receivables and other assets	176	(885)	1,426

Net cash provided by (used in) by operating activities	13,089	(17,160)	5,732
Investing activities:
Purchases of premises and equipment	(248)	(193)	(299)
Return of investment in and advances to subsidiaries, net	3,728	13,859	8,802

Net cash provided by investing activities	3,480	13,666	8,503
Financing activities:
Repayments of notes payable and revolving line of credit	(3,217)	(13,071)	(11,330)
Proceeds from notes payable and revolving line of credit	—	12,000	9,760
Repayments from capital securities of subsidiary trusts, net	(5,156)	(695)	(4,550)
Proceeds from issuance of common stock, net	—	86,963	817
Repurchase of common stock	(85,354)	—	—

Net cash (used in) provided by financing activities	(93,727)	85,197	(5,303)

(Decrease) increase in cash	(77,158)	81,703	8,932
Cash at beginning of year	93,827	12,124	3,192

Cash at end of year	$16,669	$93,827	$12,124

Parent Company Debt is set forth below:

	December 31,
	2006	2005
	(Dollars in thousands)
Subordinated debt	$10,000	$10,000
Bank stock loan	—	3,217

Total term notes	10,000	13,217
Junior subordinated debentures owed to unconsolidated subsidiary trusts	56,216	61,372

Total debt	$66,216	$74,589

As of December 31, 2006, the maturities of debt are as follows:

(Dollars in thousands)
2007	$—
2008	—
2009	—
2010	—
2011	—
Thereafter	66,216

$66,216

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
25. Quarterly Financial Data (Unaudited)

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands, except share data)
2006
Operations:
Net interest income before provision for credit losses	$15,096	$13,504	$13,449	$13,469
Provision for credit losses	82	232	1,071	957
Noninterest income	7,149	7,216	5,373	9,277
Noninterest expense	17,346	17,494	17,649	16,195

Income from continuing operations before income taxes	4,817	2,994	102	5,594
Income tax provision (benefit)	1,072	906	(102)	1,715

Income from continuing operations	3,745	2,088	204	3,879
Discontinued operations:
Income from discontinued operations, net of income taxes	—	—	103	1,638

Net income	$3,745	$2,088	$307	$5,517

Net income per share data:

Basic	$0.50	$0.28	$0.04	$0.64

Diluted	$0.50	$0.27	$0.04	$0.64

Balance Sheet:
Total assets	$2,156,548	$2,203,665	$2,156,120	$2,145,863
Total loans, net	1,155,721	1,144,809	1,169,655	1,298,790
Shareholders’ equity	107,753	109,654	107,190	106,986
2005
Operations:
Net interest income before provision for credit losses	$11,776	$11,038	$10,868	$10,948
Provision for credit losses	380	50	302	758
Noninterest income	6,078	6,540	6,978	8,671
Noninterest expense	28,897	14,536	15,247	15,004

(Loss) income from continuing operations before income taxes	(11,423)	2,992	2,297	3,857
Income tax (benefit) provision	(5,220)	763	703	1,343

Income from continuing operations	(6,203)	2,229	1,594	2,514
Discontinued operations:
Income from discontinued operations, net of income taxes	196	706	116	406

Net (loss) income	$(6,007)	$2,935	$1,710	$2,920

Net income per share data:

Basic	$(0.76)	$0.44	$0.26	$0.44

Diluted	$(0.76)	$0.44	$0.26	$0.44

Balance Sheet:
Total assets	$2,079,388	$2,027,955	$1,974,978	$1,865,243
Total loans, net	1,353,385	1,370,296	1,422,619	1,344,963
Shareholders’ equity	180,728	99,760	97,192	94,597

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
26. Segments of the Company and Related Information
The Company has four reportable segments under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”: a community banking subsidiary, a mortgage banking subsidiary, a broker dealer subsidiary and a custodial and administrative services subsidiary. The community banking subsidiary provides lending and deposit services to its customers. The mortgage banking subsidiary owns residential MSRs and services the mortgage loans underlying those MSRs. The broker dealer engages in brokerage services for fixed income securities activities, and SBA loans and securities. The custodial and administrative services subsidiary provides services for only self-directed IRA, pension, profit sharing accounts and escrow arrangements. The remaining subsidiaries are included in the “all other” category for purposes of Statement No. 131 disclosures and consist primarily of the Parent company operations. The gains realized in the years ended December 31, 2006 and December 31, 2004 on the sale of substantially all of the assets of Matrix Asset Management Corporation, as discussed in Note 5, and the gain realized in the year ended December 31, 2004 on the sale of the Company’s interest in MSCS, as discussed in Note 7, are included in noninterest income in the “all other” category for the respective periods.
The Company evaluates performance and allocates resources based on operating profit or loss before income taxes. Accordingly, the information presented in this table is from continuing operations, which excludes the financial results of Matrix Bancorp Trading, Inc, as discussed in Note 3, and excludes the financial results of ABS School Services, LLC, as discussed in Note 4. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices (i.e., prices that would be paid if the companies were not affiliates).
For the years ended December 31:

				Custodial and
	Community	Mortgage		Advisory
	Banking	Banking	Broker Dealer	Services	All Others	Total
	(Dollars in thousands)
2006
Revenues from external customers:
Interest income	$113,429	$1,267	$43	$—	$561	$115,300
Noninterest income	4,224	8,742	417	6,842	8,790	29,015
Intersegment revenues	704	1,943	211	1,587	387	4,832
Interest expense	53,485	53	—	—	6,245	59,783
Depreciation/amortization	582	5,701	8	257	1,367	7,915
Segment income (loss) from continuing operations before income taxes	20,734	(718)	(336)	373	(6,547)	13,506
Segment assets (a)	2,192,349	49,813	865	4,765	163,616	2,411,408

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

				Custodial and
	Community	Mortgage		Advisory
	Banking	Banking	Broker Dealer	Services	All Others	Total
	(Dollars in thousands)
2005
Revenues from external customers:
Interest income	$84,084	$1,238	$29	$—	$1,745	$87,096
Noninterest income	6,756	9,841	1,313	6,147	4,210	28,267
Intersegment revenues	1,395	1,773	510	1,451	(208)	4,921
Interest expense	36,187	25	—	—	6,254	42,466
Depreciation/amortization	583	7,695	14	239	1,679	10,210
Segment income (loss) from continuing operations before income taxes	20,082	(5,017)	62	(2,690)	(14,713)	(2,276)
Segment assets (a)	2,066,720	50,344	1,584	3,994	298,406	2,421,048
2004
Revenues from external customers:
Interest income	$66,433	$3,479	$127	$(3)	$537	$70,573
Noninterest income	7,639	28,915	3,000	5,393	33,605	78,552
Intersegment revenues	2,510	1,038	952	1,241	649	6,390
Interest expense	23,105	2,567	—	—	5,099	30,771
Depreciation/amortization	677	16,449	39	205	2,150	19,520
Segment income (loss) from continuing operations before income taxes	33,381	(15,925)	83	(89)	13,370	30,820
Segment assets (a)	1,850,868	73,610	1,595	3,396	218,639	2,148,108
(a) See reconciliation to total consolidated assets in the following table.

	2006	2005	2004
	(Dollars in thousands)
Revenues for year ended December 31:
Interest income for reportable segments	$114,739	$85,351	$70,036
Noninterest income for reportable segments	20,225	24,057	44,947
Intersegment revenues for reportable segments	4,445	5,129	5,741
Other revenues	9,738	5,747	34,791
Elimination of intersegment revenues	(4,832)	(4,921)	(6,390)

Total consolidated revenues	$144,315	$115,363	$149,125

United Western Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	2006	2005	2004
	(Dollars in thousands)
Income (loss) for year ended December 31:
Total income for reportable segments	$20,053	$12,437	$17,450
Other (loss) income	(201)	(14,395)	15,380
Elimination of intersegment (loss)	(6,346)	(318)	(2,010)

Income (loss) before income taxes	13,506	$(2,276)	$30,820

Assets as of December 31:
Total assets for reportable segments	$2,247,792	$2,122,642	$1,929,469
Other assets	163,616	298,406	218,639
Elimination of intersegment receivables	(22,524)	(232,535)	(236,040)
Other intersegment eliminations	(232,336)	(109,125)	(23,208)

Total consolidated assets	$2,156,548	$2,079,388	$1,888,860

Other Significant Items for the year ended December 31:
Depreciation/amortization expense:
Segment totals	$6,548	$8,531	$17,370
Other and intersegment adjustments	1,367	1,679	2,150

Consolidated totals	$7,915	$10,210	$19,520

Interest expense:
Segment totals	$53,538	$36,212	$25,672
Other and intersegment adjustments	6,245	6,254	5,099

Consolidated totals	$59,783	$42,466	$30,771

26. Subsequent Event
On February 20, 2007, the Company’s Board of Directors declared a dividend of $0.06 per share to record holders of the Company’s common stock on March 5, 2007. The Company had not paid any dividends on its equity before that dividend, which was paid on March 14, 2007.

EXHIBIT INDEX

3.2	Articles of Amendment to the Articles of Incorporation.

3.3	Bylaws, as amended, of the Registrant.

21	Subsidiaries of the Registrant.

23.1	Consent of McGladrey & Pullen LLP.

23.2	Consent of KPMG LLP.

31.1	Certification by Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by D. Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.