Form 10-Q
period 2007-03-31
UNITED WESTERN BANCORP INC
filed 2007-05-08
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares of Common Stock ($0.0001 par value) outstanding at the close of business on May 7, 2007 was 7,256,573 shares.

Part I - Financial Information

Item 1. Financial Statements - (Unaudited)
United Western Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share information)

	March 31,	December 31,
	2007	2006
Assets

Cash and due from banks	$32,168	$12,840
Interest-earning deposits and federal funds sold	835	10,914
Total cash and cash equivalents	33,003	23,754
Investment securities - available for sale	106,306	142,146
Investment securities - held to maturity	660,223	696,833
Loans held for sale, net	408,837	444,120
Loans held for investment, net	763,825	711,601
FHLBank stock, at cost	38,356	42,764
Mortgage servicing rights, net	14,445	15,399
Accrued interest receivable	10,888	11,385
Other receivables	14,074	17,123
Premises and equipment, net	10,350	8,591
Bank owned life insurance	23,573	23,342
Other assets, net	11,830	11,711
Deferred income taxes	4,457	2,376
Foreclosed real estate	3,524	5,403
Total assets	$2,103,691	$2,156,548

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,433,449	$1,345,681
Custodial escrow balances	50,867	40,017
FHLBank borrowings	338,406	519,431
Borrowed money	85,258	60,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts	56,216	56,216
Income tax payable	1,395	116
Other liabilities	28,284	27,334
Total liabilities	1,993,875	2,048,795

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized;
no shares outstanding	—	—
Common stock, par value $0.0001; 50,000,000 shares authorized; issued and
7,256,573 shares at March 31, 2007 and
December 31, 2006 outstanding	1	1
Additional paid-in capital	23,836	23,616
Retained earnings	85,788	83,970
Accumulated other comprehensive income	191	166
Total shareholders’ equity	109,816	107,753
Total liabilities and shareholders’ equity	$2,103,691	$2,156,548

See accompanying notes.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except share information)

	Three Months Ended
	March 31,
	2007	2006
Interest and dividend income:
Single-family loans	$7,761	$9,721
Other loans	10,943	7,843
Investment securities	10,742	8,329
Interest-earning deposits	771	759
Total interest and dividend income	30,217	26,652
Interest expense:
Deposits	6,628	4,201
FHLBank advances	5,484	7,428
Borrowed money and junior subordinated debentures	2,208	1,554
Total interest expense	14,320	13,183
Net interest income before provision for credit losses	15,897	13,469
Provision for credit losses	358	957
Net interest income after provision for credit losses	15,539	12,512
Noninterest income:
Loan administration	1,697	2,273
Brokerage	37	553
Custodial and administrative services	1,993	1,704
Real estate disposition services	—	168
Gain on sale of loans and securities	833	251
Gain on sale of assets	—	100
Litigation settlements	—	2,250
Other	783	1,978
Total noninterest income	5,343	9,277
Noninterest expense:
Compensation and employee benefits	6,340	5,679
Amortization of mortgage servicing rights	978	1,517
Recovery of impairment on mortgage servicing rights	—	(276)
Occupancy and equipment	649	960
Postage and communication	303	287
Professional fees	506	525
Mortgage servicing rights subservicing fees	520	681
Data processing	187	222
Subaccounting fees	5,985	4,638
Other general and administrative	2,366	1,962
Total noninterest expense	17,834	16,195
Income from continuing operations before income taxes	3,048	5,594
Income tax provision	795	1,715
Income from continuing operations	2,253	3,879
Discontinued operations:
Income from discontinued operations, including gain on sale of assets of $0 and $3,859, net of income tax provision of $0 and $1,147, respectively	—	1,638
Net Income	$2,253	$5,517

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except share information)

	Three Months Ended
	March 31,
	2007	2006
Income from continuing operations per share - basic	$0.31	$0.45
Income from continuing operations per share - assuming dilution	$0.31	$0.45

Income from discontinued operations per share - basic and assuming dilution	$—	$0.19

Net income per share - basic	$0.31	$0.64
Net income per share - assuming dilution	$0.31	$0.64

Weighted average shares - basic	7,256,573	8,579,396
Weighted average shares - assuming dilution	7,256,791	8,632,135

Dividends declared per share	$0.06	$—

See accompanying notes.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total	Income (Loss)
Three Months Ended
March 31, 2007
Balance at December 31, 2006	7,256,573	$1	$23,616	$83,970	$166	$107,753

Dividends paid ($0.06 per share)				(435)		(435)
Comprehensive income:
Net income				2,253		2,253	$2,253
Share-based compensation expense			220			220
Net unrealized holding gains, net of income tax(1)					25	25	25
Comprehensive income							$2,278
Balance at March 31, 2007	7,256,573	$1	$23,836	$85,788	$191	$109,816

(1) Disclosure of reclassification amount Three Months Ended March 31, 2007

Net unrealized holding gains arising during period net of tax	$90
Less: reclassification adjustment of gains included in net income	(65)
Net unrealized holding gains on securities net of tax	$25

See accompanying notes.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows of continuing operating activities
Net Income	$2,253	$5,517
Income from discontinued operations, net of income tax provision	—	(1,638)
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Share-based compensation expense	220	99
Depreciation and amortization	291	518
Provision for credit losses	358	957
Amortization of mortgage servicing rights	978	1,517
Recovery of impairment on mortgage servicing rights	—	(276)
Gain on sale of loans and securities	(833)	(251)
Gain on sale of other assets	—	(100)
Loss on sale of building and equipment	—	6
Loss on sale of foreclosed real estate	41	38
Changes in assets and liabilities:
Proceeds from the sale and repayment of trading securities	—	150,669
Loans originated for sale, net of loans sold	—	(137)
Loans purchased for sale	(13,992)	(202,956)
Principal payments on, and proceeds from sale of loans held for sale	49,171	117,099
Originated and purchased mortgage servicing rights	(24)	(120)
Decrease in other receivables, other assets, income taxes receivable and deferred income tax asset	1,361	4,255
Increase (decrease) in other liabilities, income taxes payable and deferred income tax liability	2,229	(1,567)
Net cash provided by continuing operations	42,053	73,630

Cash flows of continuing investing activities
Loans originated and purchased for investment	(144,924)	(54,422)
Principal repayments on loans held for investment	92,003	30,126
Proceeds from sale of available for sale securities	25,600	—
Proceeds from maturity and prepayment of available for sale securities	10,526	3,146
Purchase of held to maturity securities	—	(133,475)
Proceeds from the maturity and prepayment of held to maturity securities	36,027	24,660
Purchase of FHLBank stock, net	—	(6,949)
Proceeds from redemption of FHLBank stock	5,000	—
Purchases of premises and equipment	(2,035)	(400)
Proceeds from sale of foreclosed real estate	2,583	1,962
Net cash provided by (used in) continuing investing activities	24,780	(135,352)

Continued

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - continued
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows of continuing financing activities
Net increase in deposits	$87,768	$59,248
Net increase in custodial escrow balances	10,850	6,865
(Decrease) increase in FHLBank borrowings, net	(181,025)	75,976
Borrowed money - proceeds from repurchase agreements	25,258	—
Borrowed money - repayment of notes payable with banks and revolving lines, net	—	(357)
Redemption of common stock shares under tender offer	—	(79,501)
Dividends paid	(435)	—
Net cash (used in) provided by continuing financing activities	(57,584)	62,231

Cash flows of discontinued operations
Operating cash flows, net	—	2,471
Investing cash flows - sale of fixed assets	—	50
Financing cash flows - repayment of borrowed money	—	(180)
Net cash provided by discontinued operations	—	2,341

Increase in cash and cash equivalents	9,249	2,850
Cash and cash equivalents at beginning of the period	23,754	34,232
Cash and cash equivalents at end of the period	$33,003	$37,082

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$865	$1,262
Loans securitized and transferred to securities available for sale	$—	$11,283
Loans securitized and transferred to trading securities	$—	$149,144
Note receivable received in sale of assets of discontinued operations	$—	$2,800

Supplemental disclosure of cash flow information
Cash paid for interest	$14,309	$13,127
Cash paid for income taxes	$409	$—

See accompanying notes.

United Western Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2007

1. Basis of Presentation and Significant Accounting Policies

United Western Bancorp, Inc. (the “Company”), is a unitary thrift holding company and, through its subsidiaries, a diversified financial services company headquartered in Denver, Colorado. The Company’s operations are conducted primarily through United Western Bank (the “Bank”), Sterling Trust Company (“Sterling”), Matrix Financial Services Corporation (“Matrix Financial”), and First Matrix Investment Services Corp. (“First Matrix”), all of which are wholly owned subsidiaries of the Company.

The consolidated financial statements of United Western Bancorp, Inc. and subsidiaries (the “Company”) in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments were of a normal and recurring nature. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP.”) These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update the Company’s 2006 Annual Report on Form 10-K (“Form 10-K”). These financial statements do not include all of the information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods. Accordingly, these financial statements should be read in conjunction with the financial information contained in the Form 10-K. In the opinion of management, all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of results that may be expected for the full year or any future period.

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

The last component of the allowance for credit losses is a portion which represents the estimated inherent but undetected probable losses, and the imprecision in the credit risk models utilized to calculate the allowance. This component of the allowance is associated with commercial loans (i.e. multifamily, construction and development, commercial real estate and commercial.) The unallocated portion of the allowance for credit losses reflects the growing Colorado concentration in commercial real estate, construction and development loan portfolios, national multifamily and certain commercial real estate loans for which the migration analysis does not yet reflect a complete credit cycle due to the overall seasoning of such loans and ongoing uncertainty with respect to a small number of individually large loans.

Loan losses are charged against the allowance when the loan is considered uncollectible. In the opinion of management, the allowance is adequate to absorb the inherent losses in the current loan portfolio.

Loans Held for Sale

Loans purchased or originated without the intent to hold to maturity are classified as held for sale. Classes of loans held for sale are carried at the lower of aggregate cost, net of discounts or premiums, deferred fees, and a valuation allowance, or estimated fair market value. Estimated fair market value is determined using forward commitments to sell loans or mortgage backed securities to permanent investors, or current market rates for loans of similar quality and type. Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations. The Company has an approximate $397,000 and $0 valuation allowance to reduce the carrying value of loans held for sale to market value at March 31, 2007 and December 31, 2006, respectively.

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

The estimated fair value of MSRs is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its MSRs by product type, interest rate and investor to reflect the predominant risk characteristics. To determine the estimated fair value of MSRs, the Company uses a valuation model that calculates the present value of discounted future cash flows. In using this valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, including incremental interest cost of servicer advances, foreclosure expenses and losses, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. For purposes of performing an impairment analysis on MSRs, the Company estimates fair value using the following primary assumptions: prepayment speeds ranging from 149 PSA (Public Securities Association prepayment speed measurement) to 1,445 PSA; discount rates ranging from 10% to 20.5%; and default rates ranging from 0% to 100%. At March 31, 2007, the Company’s servicing portfolio consists of seasoned loans with an approximate 9.3 year average age, an average balance of $50,100 and a weighted average note rate of 7.50%.

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

MSRs are also reviewed for other-than-temporary impairment. Other-than-temporary impairment exists when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, preventing subsequent recoveries. In the quarter ended March 31, 2007, the Company recorded other-than-temporary impairment in three risk stratification traunches that totaled $935,000, which did not impact the results of operations.

As of March 31, 2007 and December 31, 2006, the MSRs had a valuation allowance of $1,015,000 and $1,950,000, respectively, and the fair value of the aggregate MSRs was approximately $14,445,000 and $15,399,000, respectively.

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

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as income tax expense in the statement of income.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current period presentation. These reclassifications had no impact on shareholders’ equity or net income for the periods.

Impact of Recently Issued Accounting Standards

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management has not completed its assessment of the potential impact of adoption of SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. Statement No. 159 will be applied prospectively and implemented by the Company effective January 1, 2008. Management has not completed its analysis of the potential impact of adoption of SFAS 159 on the Company’s consolidated financial statements.

EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods. The EITF reached a consensus that an employer should recognize a liability for future benefits in accordance with Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The EITF believes that a liability for the benefit obligation under Statement 106 or Opinion 12 has not been settled through the purchase of a typical endorsement split-dollar life insurance arrangement. United Western Bank owns endorsement split dollar life insurance that is subject to this EITF consensus. EITF 06-4 will be effective on January 1, 2008, with earlier application permitted. The Company estimates that had EITF 06-4 been effective at March 31, 2007 and December 31, 2006, the Company would have accrued a pre-tax liability and compensation expense of approximately $100,000.

2. Discontinued Operations - Sale of Assets of Matrix Bancorp Trading, Inc.

Effective March 31, 2006, the Company sold certain assets and operations of one of its two brokerage subsidiaries, Matrix Bancorp Trading, Inc., pursuant to an asset purchase agreement (“Purchase Agreement”) to a newly formed third party limited liability company. The limited liability company hired the former employees and officers of Matrix Bancorp Trading, Inc. upon the closing of the sale. After the sale, the Company’s continuing brokerage operations consist only of those brokerage activities conducted through First Matrix Investment Services Corporation. Under the terms of the Purchase Agreement, the Company received a total of $4,000,000 of which $1,200,000 was received in cash and $2,800,000 in the form of a promissory note guaranteed by the ultimate parent of the limited liability company. The promissory note is for a term of two years, and bears interest at the current prime rate. The balance of the note receivable of $1.6 million is included in other receivables at March 31, 2007.

As a result of the sale, the Company recorded an after tax gain on the sale of approximately $2,424,000 for the quarter ended March 31, 2006, which is included in discontinued operations for the three months ended March 31, 2006. The operating results of the discontinued brokerage activities of Matrix Bancorp Trading, Inc. are reflected as discontinued operations beginning January 1, 2006, and the consolidated financial statements have been restated to reflect the brokerage operations of Matrix Bancorp Trading, Inc. as a discontinued operation. The operating results of Matrix Bancorp Trading, Inc., previously included in the Company’s brokerage segment, and now included in net income from discontinued operations, were as follows:

Three Months Ended
March 31, 2006
(Dollars in thousands, except share information)

Noninterest income	$1,302
Noninterest expense	1,378
Operating loss before taxes from discontinued operations	(76)
Income tax benefit	(28)
Operating loss from discontinued operations	$(48)

Gain on sale of certain assets and operations of Matrix Bancorp Trading, Inc. net of income tax provisions of $1,435	$2,424
Income from discontinued operations, net of income taxes	$2,376

Income from discontinued operations of Matrix Bancorp Trading, Inc. per share - basic	$0.28
Income from discontinued operations of Matrix Bancorp Trading, Inc. per share-assuming dilution	$0.28

3. Discontinued Operations - Sale of ABS School Services, LLC

On May 5, 2006, the Company sold its school services subsidiary, ABS School Services, LLC (“ABS”), to SKS Ventures, LLC (“SKS”), a Colorado limited liability company owned by former executive officers of the Company. SKS acquired 100% of the outstanding limited liability company interests of ABS for a purchase price of $7,370,000. Concurrently, United Western Bank committed to a $4,000,000 loan to SKS and its principals, pursuant to which the membership interests of ABS and the membership interests of SKS were pledged. At March 31, 2007, no amounts have been drawn on this facility. Prior to the sale, ABS distributed its outstanding interest in Charter Facilities Funding, LLC and New Century Academy Property Management Group, LLC to Equi-Mor Holdings, Inc. (“Equi-Mor”), a wholly owned subsidiary of the Company. ABS also distributed certain other assets to Equi-Mor and to the Company as well as outstanding deferred and current income tax balances related to ABS. Based on the purchase price, a $1,000,000 pre-tax charge was recorded in the quarter ended March 31, 2006, which charge was included in discontinued operations for the three months ended March 31, 2006, to reflect the net realized value of the ABS interests upon the sale. The sales agreement contains a provision that, if SKS sells ABS within one year of the agreement, then 50% of any gain on sale is payable to the Company, after adjustment for certain post closing events.

In connection with the transaction, the Company’s recourse obligation for certain loans, which was $5,400,000 at March 31, 2006, was transferred to SKS. Pursuant to the sales agreement, Equi-Mor and the Company guarantee, for a five year period, the repayment of the loans sold to SKS up to an aggregate amount of $1,650,000, creating a new recourse obligation for the Company. See Note 16 Contingencies- Guarantees for information regarding the Company’s estimated liability for this recourse obligation.

As a result of this sale, the Company has presented the operations of ABS School Services, LLC as discontinued operations beginning with January 1, 2006. The operating results of the ABS School Services, previously included in “all other” in segment reporting, and now included in income from discontinued operations, net of income taxes were as follows:

Three Months Ended March 31, 2006
(Dollars in thousands, except share information)
Net interest income after provision for credit losses	$437
Noninterest income	485
Noninterest expense	1,920
Operating loss before taxes from discontinued operations	(998)
Income tax benefit	(260)
Loss from discontinued operations, net of income taxes	$(738)

Loss from discontinued operations of ABS School Services, LLC per share - basic	$(0.09)
Loss from discontinued operations of ABS School Services, LLC per share - assuming dilution	$(0.09)

4. Sale of Assets of MTXC Realty Corp.

Effective March 31, 2006, the Company sold certain assets of MTXC Realty Corp. related to its real estate brokerage office operating exclusively in the Denver metro area. As a result of the sale, the Company recorded a gain on the sale of $100,000, which is included in noninterest income - gain on sale of assets for the three months ended March 31, 2006.

5. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:

	Three Months Ended
	March 31,
	2007	2006
Numerator:	(Dollars in thousands)
Income from continuing operations	$2,253	$3,879
Income from discontinued operations	—	1,638
Net income	$2,253	$5,517
Denominator:
Weighted average shares outstanding	7,256,573	8,579,396
Effect of dilutive securities:
Common stock options and employee stock purchase plan	218	52,739
Denominator for net income per share assuming dilution	7,256,791	8,632,135

6. Investment Securities

Investment securities available for sale were as follows:

	March 31, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(Dollars in thousands)
Mortgage-backed securities - agency	$4,144	$11	$(53)	$4,102	$5,044	$14	$(39)	$5,019
Mortgage-backed securities - private	47,419	252	—	47,671	47,436	203	—	47,639
Collateralized mortgage obligations-private	53,872	98	(38)	53,932	88,827	107	(56)	88,878
SBA securities	599	2	—	601	607	3	—	610
Total	$106,034	$363	$(91)	$106,306	$141,914	$327	$(95)	$142,146

Investment securities held to maturity were as follows:

	March 31, 2007				December 31, 2006
	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities-private	$213,139	$528	$(567)	$213,100	$228,060	$345	$(1,263)	$227,142
Collateralized mortgage obligations-private	368,634	237	(4,275)	364,596	384,279	143	(4,612)	379,810
SBA securities	78,450	53	(143)	78,360	84,494	51	(78)	84,467
Total	$660,223	$818	$(4,985)	$656,056	$696,833	$539	$(5,953)	$691,419

The following table presents information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position as follows:

	March 31, 2007				December 31, 2006
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage-backed securities - agency, available for sale	$658	$(3)	$2,795	$(50)	$1,135	$(13)	$2,337	$(26)
Collateralized mortgage obligations-private, available for sale	14,764	(38)	—	—	44,766	(56)	—	—
Mortgage-backed securities-private, held to maturity	25,969	(76)	118,632	(491)	77,081	(436)	85,266	(827)
Collateralized mortgage obligations-private, held to maturity	33,274	(201)	243,871	(4,074)	107,288	(400)	201,777	(4,212)
SBA securities, held to maturity	26,703	(143)	—	—	68,331	(78)
Total	$101,368	$(461)	$365,298	$(4,615)	$298,601	$(983)	$289,830	$(5,065)

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

At March 31, 2007, the Company does not believe that any individual unrealized loss represents other-than-temporary impairment. The unrealized losses are attributable to changes in interest rates. The Company has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

7. Loans Held for Sale and Investment

Loans Held for Sale
Loans held for sale consist of the following:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Wholesale loans:
Residential loans	$352,010	$381,502
SBA guaranteed purchased loans	1,627	1,365
Other loans	884	869
Fair value adjustment	(397)	—
Purchase premiums, unearned fees, net	2,590	2,874
Community bank loans:
Multi-family loans	48,450	52,478
SBA guaranteed originated loans	5,785	7,171
Purchase premiums, unearned fees, net	360	392
	411,309	446,651
Less: Allowance for credit losses	2,472	2,531
Loans held for sale, net	$408,837	$444,120

Activity in the allowance for credit losses on loans held for sale is summarized as follows:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
	(Dollars in thousands)
Balance at beginning of period	$2,531	$5,189
Provision for credit losses	(31)	(217)
Charge-offs and transfers	(28)	(92)
Recoveries	—	228
Balance at end of period	$2,472	$5,108

Loans Held for Investment
Loans held for investment consist of the following:
	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Wholesale loans:
Residential loans	$215,669	$223,189
SBA guaranteed purchased loans	148,462	154,949
Discounts, net	(746)	(807)
Community bank loans:
Commercial real estate loans	162,685	135,302
Construction and development loans	111,186	87,308
Multi-family loans	9,161	1,986
SBA originated loans	90,251	94,985
Commercial loans and other	35,187	21,801
Premium, net	260	268
Unearned fees	(1,867)	(1,149)
	770,248	717,832
Less: Allowance for credit losses	6,423	6,231
Loans held for investment, net	$763,825	$711,601

Activity in the allowance for credit losses on loans held for investment is summarized as follows:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
	(Dollars in thousands)
Balance at beginning of year	$6,231	$4,808
Provision for credit losses	389	1,174
Charge-offs, transfers and other	(238)	(228)
Recoveries	41	6
Balance at end of period	$6,423	$5,760

The following lists information related to nonperforming loans held for investment and held for sale:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Loans on nonaccrual status in the held for sale portfolio	$4,555	$4,723
Loans on nonaccrual status in the held for investment portfolio	5,040	3,675
Total nonperforming loans	$9,595	$8,398

The following lists information related to nonperforming loans held for investment and held for sale:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Wholesale loans on nonaccrual status	$7,683	$6,474
Community bank loans on nonaccrual status	1,912	1,924
Total nonperforming loans	$9,595	$8,398

Included in nonaccrual loans were impaired loans, as defined under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” totaling $38,000 and $265,000 at March 31, 2007 and December 31, 2006, respectively, all of which have a specific valuation allocated to the loan. All of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans was $6,000 and $166,000 at March 31, 2007 and December 31, 2006, respectively. There was no interest recognized in the periods on loans while they were considered impaired.

The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $8.3 million and $9.1 million at March 31, 2007 and December 31, 2006, respectively. These accruing loans are not included in the balances of nonperforming loans above.

8. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2007	2006
	(Dollars in thousands)
Mortgage servicing rights
Balance at beginning of period	$17,349	$22,934
Purchases	—	29
Originations	24	91
Amortization	(978)	(1,517)
Application of valuation allowance for other-than-temporary impairment	(935)	—
Balance before valuation allowance at end of period	15,460	21,537

Valuation allowance for impairment of mortgage servicing rights
Balance at beginning of period	(1,950)	(2,226)
Application of valuation allowance for other-than-temporary impairment	935	—
Recovery	—	276
Balance at end of period	(1,015)	(1,950)
Mortgage servicing rights, net	$14,445	$19,587

The Company’s residential mortgage servicing portfolio (excluding subserviced loans), is comprised of the following:

	March 31, 2007		December 31, 2006
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	Outstanding	of Loans	Outstanding
	(Dollars in thousands)
Freddie Mac	2,724	$92,518	2,903	$98,555
Fannie Mae	8,207	418,272	8,732	443,719
Ginnie Mae	6,396	348,271	6,716	367,712
VA, FHA, conventional and other loans	4,942	387,398	5,115	403,078
	22,269	$1,246,459	23,466	$1,313,064

The Company’s custodial escrow balances shown in the accompanying consolidated balance sheets at March 31, 2007 and December 31, 2006 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at United Western Bank in noninterest-bearing accounts. The balance of custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

9. Deposits

Deposit account balances are summarized as follows:

	March 31, 2007			December 31, 2006
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
	(Dollars in thousands)
Passbook accounts	$190	0.01%	1.28%	$115	0.01%	1.28%
NOW accounts	611,583	42.65	0.70	604,821	44.95	0.63
Money market accounts	784,368	54.72	2.98	705,371	52.41	2.78
	1,395,141	97.38	1.98	1,310,307	97.37	1.79
Certificate accounts	37,308	2.62	3.95	35,374	2.63	3.87
Deposits	$1,433,449	100.00%	2.04%	$1,345,681	100.00%	1.84%

The following table presents large deposits at United Western Bank for the periods presented:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Sterling Trust Company	$382,087	$372,716
MG Colorado Holding, Inc.	194,155	195,249
Legent Clearing LLC	162,428	118,844
Other Deposit Concentrations	556,635	573,850

Sterling Trust Company - represent fiduciary assets under administration by Sterling, a wholly owned subsidiary of the Company, are included in NOW, demand and money market accounts.

MG Colorado Holding, Inc. (“MGCH”) - represent customer assets under administration by MGCH and are included in NOW and money market accounts. The Company owns an approximate 7% interest in MGCH, which is accounted for using the cost method.

Legent Clearing, LLC - represents institutional deposits received through Legent Clearing, LLC, a company in which the Company’s Chairman of the Board holds a minority interest, are included in NOW and money market accounts.

Other Deposit Concentrations - represents deposit funds from five and six significant institutional relationships maintained by United Western Bank as of March 31, 2007 and December 31, 2006, respectively.

Included in certificate accounts are approximately $25,592,000 and $25,708,000 of brokered deposits as of March 31, 2007 and December 31, 2006, respectively.

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

The balances of FHLB borrowings are as follows:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)

FHLBank of Topeka borrowings	$311,500	$492,500
FHLBank of Dallas borrowings	26,906	26,931
FHLBank borrowings	$338,406	$519,431

Available unused borrowings from FHLBank of Topeka totaled $544,712,000 at March 31, 2007.

11. Borrowed Money

Borrowed money is summarized as follows:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Borrowed Money
One year revolving line converting to an amortizing term note payable to a third party financial institution, with annual equal principal payments beginning June 30, 2008 through June 30, 2011, collateralized by the common stock of United Western Bank; interest at 30 day LIBOR plus 1.50% (6.82% at March 31, 2007), $5,000,000 available at March 31, 2007	$—	$—
Revolving line of credit to a third party financial institution, through June 30, 2007, renewable annually, collateralized by the common stock of United Western Bank; interest at 30 day LIBOR plus 1.35%; (6.67% at March 31, 2007), $12,000,000 available at March 31, 2007	—	—
Subordinated debt securities, interest payments due quarterly at three-month LIBOR plus 2.75% (8.10% at March 31, 2007), maturing February 13, 2014	10,000	10,000
Assets sold under agreements to repurchase: Company structured repurchase agreements	75,000	50,000
Customer repurchase agreements	258	—
Total	$85,258	$60,000

The Company entered into two credit facilities with a third party financial institution, a $5.0 million one year revolving line of credit which converts to an amortizing term loan and a revolving line of credit of $12.0 million. No amounts have been drawn to date on either credit facility. Both facilities are collateralized by all of the outstanding stock of United Western Bank. The Company must comply with certain financial and other covenants related to the foregoing debt agreements including, among other things, the maintenance by United Western Bank of specific asset quality ratios, net income levels, and its “well capitalized” regulatory capital ratios. Further, the agreement limits the Company’s ability to declare dividends or incur additional debt. At March 31, 2007, the Company was in compliance with those covenants. Management is currently negotiating to renew these facilities, which mature June 30, 2007.

Assets sold under agreements to repurchase are agreements in which the Company acquires funds by selling securities to another party under a simultaneous agreement to repurchase the same securities at a specified price and date. The Company structured repurchase agreements each contain an option that is held by the counterparty to terminate the agreement on the call date or quarterly thereafter. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements.

The Company structured repurchase agreements at March 31, 2007 are as follows:

Counterparty	JP Morgan	JP Morgan	Citigroup
Principal Balance	$25,000,000	$25,000,000	$25,000,000
Base interest rate	4.97%	4.91%	4.49%
Stated maturity date	September 28, 2011	November 21, 2011	February 21, 2012
Call date	September 28, 2008	November 21, 2008	August 21, 2007

The two structured repurchase agreements with JP Morgan Chase Bank, NA contain embedded floor options. These options result in a cost of this debt for the first two years of the lesser of the base interest rate of the borrowing, or the base interest rate of the borrowing minus the amount, if any, by which 3 month LIBOR is less than the strike price set forth in the agreements; however, the rate may not fall below zero.

12. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

The Company has sponsored six trusts in prior years for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company (the “debentures”). The Company wholly owns all of the common securities of each trust. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable at either quarterly or semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

The following table presents details on the junior subordinated debentures owed to unconsolidated subsidiary trusts (Dollars in thousands):

	Trust II	Trust III	Trust IV	Trust V	Trust VI	Trust VIII
Date of issue	March 28, 2001	July 16, 2001	November 28, 2001	July 25, 2002	August 30, 2004	June 30, 2005
Amount of trust preferred securities issued	$12,000	$15,000	$5,000	$5,000	$10,000	$7,500
Rate on trust preferred securities	10.18%	10.25%	9.07%	8.95%	6.425%	5.86%
Maturity	June 8, 2031	July 25, 2031	December 8, 2031	January 25, 2032	October 18, 2034	July 7, 2035
Date of first redemption	June 8, 2011	July 25, 2007	June 8, 2007	July 25, 2007	October 18, 2009	January 7, 2010
Common equity securities issued	$400	$464	$155	$155	$310	$232
Junior subordinated deferrable interest debentures owed	$12,400	$15,464	$5,155	$5,155	$10,310	$7,732
Rate on junior subordinated deferrable interest debentures	10.18%	10.25%	9.07%	8.95%	6.43%	5.86%

The Company has given notice to the trustee of Trust IV of its intention to redeem at par the entire outstanding balance on the next redemption date, June 8, 2007.

13. Stock-Based Compensation

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Three Months Ended
	March 31, 2007
	Shares Underlying Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at beginning of period	730,674	$20.07
Granted	51,750	$20.59
Exercised	—
Forfeited	(3,893)	$20.90
Balance outstanding at end of period	778,531	$20.09	$2,948,000

Exercisable end of period	116,759	$19.56	$504,000

Weighed Average Remaining Contractual Term	8.97 years

Weighted Average Fair Value	$4.44

The fair value of each option award is estimated on the date of grant using the Hull-White Enhanced - a trinomial lattice-based model which takes into account certain dynamic assumptions about interest rates, expected volatility, expected dividends, employee exercise patterns and other factors. Expected volatility is based primarily on historical volatility of the closing price of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant with term equal to the life of the option. The expected term of options granted is derived using the lattice-based model and represents the period of time that options granted are expected to be outstanding. The range of expected term and estimated forfeitures (employee exit rate) results from certain groups of employees exhibiting different behavior. The Board of Directors declared a $0.06 dividend per share in February 2007, which will be considered in option valuation prospectively. The weighted-average fair value of options granted during the three months ended March 31, 2007 was $5.21 per share. The pre-tax amounts expensed and following weighted-average assumptions were used to estimate the fair value of options granted during the periods:

	March 31, 2007	March 31, 2006
Pre-tax share-based compensation expense	$ 212,000	$ 99,000
Expected Volatility	27.40%	27.70%
Expected dividend yield	0.05%	0.00%
Risk-free interest rate	4.76%	4.59%
Expected term (in years)	5.50 - 6.50	5.37 - 6.46
WA grant date Fair Value	$ 4.04 - $ 5.37	$ 3.83 - $ 4.76

In addition to the 778,531 shares issuable pursuant to outstanding option grants, an additional 409,000 shares of the Company’s common stock are available for future grants. Options outstanding and exercisable were granted at stock option prices which were not less than the fair market value of the common stock on the date the options were granted and no option has a term in excess of ten years. Employee options vest ratably over a five year period.

Employee Stock Purchase Plan

Effective January 1, 2007, the Company re-implemented the 1996 Employee Stock Purchase Plan (“ESPP.”) As of December 31, 2006, there were 189,947 ESPP Shares available for future issuance. The price at which ESPP Shares are sold under the ESPP is 85% of the lower of the fair market value per share of common stock on the enrollment date or the purchase date. It is estimated, at this time, that 21,485 shares will be issued through the ESPP for 2007. The expense associated with such share-based payments was $27,000 in the quarter ended March 31, 2007, and unless there are forfeitures, is expected to remain at this amount in each of the subsequent quarters of 2007.

Stock Repurchase Plan

On November 13, 2006, the Company’s Board of Directors has authorized the repurchase of up to 5% of the outstanding shares of the Company’s common stock, which represented a total of 377,829 shares on that date. During 2006, the Company repurchased 300,000 of its common shares for approximately $5.85 million. These repurchases are part of the Company’s capital management plan and strategy. In accordance with the laws of the State of Colorado, repurchased shares are retired.

14. Income Taxes

Income tax expense was as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Current income tax expense	$1,676	$645
Deferred income tax (benefit) expense	(881)	2,217
Income tax expense as reported	$795	$2,862

Effective tax rate	26.1%	34.2%

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of adoption the Company reclassified unrecognized tax benefits of $1.2 million to other liabilities in the balance sheet that at December 31, 2006 were included in deferred income tax liabilities. There were no changes to the unrecognized tax benefits during the three months ended March 31, 2007.

The Company has three tax positions that give rise to unrecognized tax benefits. One of the items relates to a position where only the timing of a deduction is in question and the only effect on the Company’s statement of income relates to interest accrued on this matter. The second item relates to the difference in book and tax basis of an asset that was sold in 2004 for which management believes the tax basis was greater than reflected in the tax records of the Company. The third item relates to various fees paid to third parties which management is uncertain as to the deductibility of such fees.

During the year ending December 31, 2007, the second item discussed above and a portion of the third item in the total amount of approximately $500,000 are scheduled to expire and would thus be available to reduce income tax expense in the financial statements for the year. Further the remaining positions would reduce the Company’s effective tax rate if they expire.

The material income tax returns the Company files are the U.S. federal income tax return which has a three year statute of limitations and Colorado which has a four year statute of limitations. The U.S. federal return for tax years ended on or after December 31, 2003 and the Colorado return for tax years ended on or after December 31, 2002 are subject to examination by the relevant taxing authority.

Interest and penalties associated with the liability for unrecognized benefits is approximately $225,000 at March 31, 2007.

15. Segment Information

The Company has four reportable segments under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information:” a traditional banking subsidiary, a mortgage banking subsidiary, a brokerage and consulting subsidiary and a custodial and administrative services subsidiary. The remaining subsidiaries are included in the “all other” category and consist primarily of the parent company operations. The information presented in this table is from continuing operations, which excludes the financial results of the brokerage services of Matrix Bancorp Trading for all periods presented due to the sale of the assets of Matrix Bancorp Trading as of March 31, 2006, as discussed in Note 2 above. The results also exclude the financial results of ABS School Services, LLC, for all periods presented due to the sale of that subsidiary May 5, 2006, as discussed in Note 3 above. The Company’s segments are more fully described in Note 26 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2006.

	Traditional Banking	Mortgage Banking	Broker Dealer	Trust Services	All Others	Total
	(Dollars in thousands)
Quarter ended March 31, 2007:
Revenues from external customers:
Interest income	$29,816	$302	$8	$-	$91	$30,217
Noninterest income	1,563	1,535	36	1,993	216	5,343
Intersegment revenues	219	372	-	428	59	1,078
Segment income (loss) from
continuing operations before
income taxes	4,753	13	(82)	302	(1,938)	3,048

Quarter ended March 31, 2006:
Revenues from external customers:
Interest income	$26,139	$320	$14	$-	$179	$26,652
Noninterest income	2,035	3,468	352	1,708	1,714	9,277
Intersegment revenues	191	432	211	379	136	1,349
Segment income (loss) from
continuing operations before
income taxes	7,148	594	69	73	(2,290)	5,594

16. Commitments and Contingencies

Commitments

The Company is a party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve to a varying degree, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

A summary of the contractual amount of significant commitments follows:

	As of March 31, 2007	As of December 31, 2006
	(Dollars in thousands)
Commitments to extend credit:
Loans secured by mortgages	$89,812	$74,450
Construction loans	139,213	122,526
Commercial lines of credit	32,009	14,627
Commercial loans	3,643	28,641
Consumer loans	253	246
Standby letters of credit	1,330	791

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

At March 31, 2007, United Western Bank entered into an agreement to purchase approximately 1.4 acres in Centennial, Colorado, just south of the Denver Tech Center for $1.2 million. The purchase is subject to the seller successfully obtaining developmental approvals from the City of Centennial, which approvals are currently anticipated to be received in the second quarter of 2007.

Contingencies - Legal

The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to the Company’s business. The Company accrues liabilities when it is probable future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company’s estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will generally only accrue a loss for a pending litigation matter if, the loss is probable and can be reasonably estimated. Based on evaluation of the Company’s litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters noted, against which no accrual for loss has been made at March 31, 2007 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

The legal contingencies of the Company are more fully described in Note 21 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2006. During the three months ended March 31, 2007, there were no material changes to the information previously reported, except as discussed below.

United Western Bancorp, United Western Bank. United Western Bancorp, United Western Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. have been named as defendants in the Munoz matter described below.  See “Sterling.”

Sterling. Sterling was named a defendant in several putative class action lawsuits instituted in November 2000 by one law firm in Pennsylvania.  The styles of such lawsuits are as follows: Douglas Wheeler, et al. v. Pacific Air Transport, et al.; Paul C. Jared, et al. v. South Mountain Resort and Spa, Inc., et al.; Lawrence Rehrig, et al. v. Caffe Diva, et al.; Merrill B. Christman, et al. v. Millennium 2100, Inc., et al.; David M. Veneziale, et al. v. Sun Broadcasting Systems, Inc., et al.; and Don Glazer, et al. v. Technical Support Servs., Inc., et al.   All of such lawsuits were originally filed in the United States District Court for the Western District of Pennsylvania. On April 26, 2001, the District Court for the Western District of Pennsylvania ordered that all of such cases be transferred to the United States District Court for the Western District of Texas so that Sterling could properly present its motion to compel arbitration.  Sterling filed separate motions to compel arbitration in these actions, all of which were granted.  Each of the six plaintiffs timely filed arbitration demands with the American Arbitration Association.  The demands seek damages and allege Sterling breached fiduciary duties and was negligent in administrating each claimant’s self-directed individual retirement account holding a nine-month promissory note.  Each of these arbitration actions has been abated pending the outcome of the Munoz matter described below.  Sterling believes it has meritorious defenses and is defending the matters vigorously.  The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

Sterling, United Western Bancorp, United Western Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. have been named a defendant in an action filed in December 2001 styled Heraclio A. Munoz, et al. v. Sterling Trust Company, et. al. that is pending in Superior Court of the State of California.  The complaint seeks class action status, requests unspecified damages and alleges negligent misrepresentation, breach of fiduciary duty and breach of written contract on the part of Sterling.  In the fourth quarter of 2005, Sterling was granted summary judgment as to all claims against it by the plaintiffs.  The order granting summary judgment in favor of Sterling was formally entered by the court in April 2006. The plaintiffs filed a notice of appeal with the court in September 2006. The plaintiffs filed their appellate brief with the California Court of Appeals on March 19, 2007, Sterling and the other defendants responsive brief is due to be filed with the appeals court by May 26, 2007.  In the event the decision in favor of Sterling is overturned by the appeals court, the Company believes that it will still have meritorious defenses and will continue to defend the matter vigorously.   The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

See Item 3. “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2006 for further detailed discussion regarding these and other legal matters.

Contingencies - Guarantees

The Company maintains a liability for estimated losses on mortgage loans expected to be repurchased or on which indemnification is expected to be provided. The Company regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions. Total loans repurchased during the quarters ended March 31, 2007 and 2006 were $181,000 and $241,000, respectively. Loans indemnified that remain outstanding at March 31, 2007 totaled $9,275,000, of which $3,607,000 are guaranteed as to principal by FHA. Losses charged against the liability for estimated losses on repurchase and indemnification were $55,000 and $218,000 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007 and December 31, 2006, the liability for estimated losses on repurchase and indemnification was $1,875,000 and $2,093,000, respectively, and was included in other liabilities on the consolidated balance sheets.

In connection with the May 2006 sale of ABS School Services, LLC, The Company and Equi-Mor Holdings, LLC, a wholly owned subsidiary of the Company guaranteed, for a five year period, the repayment of the loans sold to the purchaser up to an aggregate amount of $1,650,000, creating a recourse obligation for the Company. The balance of this estimated liability at March 31, 2007 and December 31, 2006, was $935,000 and is included in other liabilities in the consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of United Western Bancorp, Inc.’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. The words “us,” “we,” the “Company” or similar terms refer to United Western Bancorp, Inc. and its wholly owned subsidiaries unless we indicate otherwise. The “Bank” refers to United Western Bank.

Forward-Looking Statements

Certain statements included in this report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to significant risks and uncertainties. Forward-looking statements include information concerning our future results, interest rates, loan and deposit growth, operations, community bank implementation and business strategy. These statements often included terminology such as “may,” “will,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. As you consider forward-looking statements, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to: the successful implementation of our community banking strategies, the timing of regulatory approvals or consents for new branches or other contemplated actions; the availability of suitable and desirable locations for additional branches; the continuing strength of our existing business, which may be affected by various factors, including but not limited to interest rate fluctuations, level of delinquencies, defaults and prepayments, general economic conditions, competition, legal and regulatory developments and the risks and uncertainties discussed herein, and the uncertainties set forth from time to time in the in the Company’s other periodic reports filings and public statements. You should keep in mind that any forward-looking statements made speak only as of the date on which they were made. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We do not intend to, update or revise any forward-looking statements after the date on which they are made. In light of all the foregoing risks and uncertainties, you should keep in mind that any forward-looking statement made in this document or elsewhere may not reflect actual results. Our risk factors are discussed in greater detail in Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2006, and in Item 1A. “Risk Factors” in this report.

Overview

Net interest margin for the first quarter of 2007 was 3.11%, which is a 39 basis point increase over the net interest margin of 2.72% for the first quarter of 2006. Continued growth in community bank loan and an improvement in liability mix contributed to a $2.4 million, or 18%, increase in net interest income before provision for credit losses as compared to the first quarter of 2006.

Net interest income after provision for credit losses increased $3.0 million, or 24%, to $15.9 million for the first quarter of 2007 compared to $12.5 million for the first quarter of 2006. The increase in net interest income after provision for credit losses is attributed to the factors discussed above related to net interest margin and primarily to growth in the community bank portfolio which required additional reserves. See “Provision for Credit Losses” below for additional details.

Income from continuing operations for the first quarter of 2007 was $2.3 million, or $.31 per diluted share, compared to income from continuing operations of $3.9 million, or $.45 per diluted share, in the first quarter of 2006. There were no significant non-recurring items included in the results from continuing operations for the first quarter of 2007. The first quarter of 2006 did include non-recurring items in the results from continuing operations. Results for the first quarter of 2006 were positively impacted by the following items: Settlement of two separate litigation matters at Company subsidiaries which resulted in income of $2.25 million. The divestiture of the assets of MTXC Realty in the first quarter of 2006 resulted in $100,000 of income reported as gain on sale of assets. Also, in the first quarter of 2006 the Company realized fees from the deployment of New Markets Tax Credits of $584,000, which is included in other noninterest income.

Net income for the first quarter of 2006 was $5.5 million, or $.64 per diluted share, which included $1.6 million of income from discontinued operations, or $.19 per diluted share. Net income for the first quarter of 2006 was impacted by the Company’s execution of identified shareholder value strategies in which the Company divested two non-core subsidiaries. The Company sold a former subsidiary and realized a $2.4 million after-tax gain reported as part of income from discontinued operations.

The primary source of the Company’s net revenue is net interest income after provision for credit losses, which is the difference between total interest earned on interest earning assets and total interest incurred on interest bearing liabilities less provision for credit losses. Our net income is also significantly affected by other income and other expenses. The provision for credit losses reflects the amount added to the allowance for credit losses that we believe is needed to ensure the allowance is adequate to cover probable inherent losses in the loan portfolio. Non-interest income or other income consists of loan administration fees, custodial and administrative service fees, net gains on sale of assets, net gains on sale of loans and securities, brokerage fees, litigation settlements, and other operating income. Other expenses includes compensation and employee benefits, subaccounting fees, amortization of mortgage servicing rights, occupancy and equipment, mortgage servicing rights subservicing fees, professional fees, data processing, and other operating expenses.

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

Comparison of Results of Operations for the Quarters Ended March 31, 2007 and March 31, 2006

Income from Continuing Operations. For the quarter ended March 31, 2007, we earned $2.3 million from continuing operations, or $0.31 per basic share and per diluted share, as compared to $3.9 million, or $0.45 per basic and diluted share, for the quarter ended March 31, 2006. In the quarter ended March 31, 2007 as compared to the first quarter of 2006, the Company increased net interest income after provision for credit losses by $3 million, or 24.2%, noninterest expense increased by $1.6 million, or 10.1%, of which subaccounting fees represented $1.3 million of that increase. The decrease in income from continuing operations was primarily the result of certain transitional items that occurred in the quarter ended March 31, 2006. In that period the Company realized $2.3 million of income from litigation settlements and $584,000 from the deployment of New Market Tax Credits.

Net Interest Income. The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs. Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used. Nonperforming loans are included in the calculation of average balances for loans for the periods indicated.

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Wholesale assets:
Residential mortgage loans	$588,239	$7,761	5.28%	$838,962	$9,721	4.63%
Purchased SBA loans and securities	235,568	3,003	5.17	319,649	4,860	6.17
Mortgage-backed securities	735,706	9,713	5.28	510,661	6,248	4.89
Community bank loans:
Commercial real estate loans	151,603	2,790	7.46	62,034	994	6.50
Construction loans	100,220	2,284	9.24	41,468	911	8.91
Originated SBA loans	102,425	2,416	9.57	97,187	2,056	8.58
Multi-family loans	57,891	928	6.41	67,358	1,029	6.11
Commercial loans	23,121	483	8.47	4,827	67	5.63
Consumer and other loans	2,934	68	9.40	264	7	10.75
Interest-earning deposits	14,129	179	5.07	21,472	258	4.81
FHLBank stock	40,548	592	5.92	37,996	501	5.35
Total interest-earning assets	2,052,384	30,217	5.92%	2,001,878	26,652	5.35%

Noninterest-earning assets:
Cash	22,127			19,106
Allowance for credit losses	(8,991)			(8,187)
Premises and equipment	9,482			17,182
Other assets	85,427			99,549
Total noninterest-earning assets	108,045			127,650
Total assets	$2,160,429			$2,129,528

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$134	$—	0.00%	$373	$1	1.07%
Money market and NOW accounts	1,153,438	6,259	2.20	955,366	3,627	1.52
Certificates of deposit	36,286	369	4.12	56,309	573	4.07
FHLBank borrowings	441,670	5,484	4.97	696,012	7,428	4.27
Borrowed money and junior subordinated debentures	127,084	2,208	6.95	74,264	1,554	8.37
Total interest-bearing liabilities	1,758,612	14,320	3.28%	1,782,324	13,183	2.96%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	269,724			213,485
Other liabilities	20,875			17,095
Total noninterest-bearing liabilities	290,599			230,580
Shareholders’ equity	111,218			116,624
Total liabilities and shareholders’ equity	$2,160,429			$2,129,528

Net interest income before provision for credit Losses		$15,897			$13,469
Interest rate spread			2.64%			2.39%
Net interest margin			3.11%			2.72%
Ratio of average interest-earning assets to average interest-bearing liabilities			116.70%			112.32%

Volume and Rate Analysis of Net Interest Income

The following table presents the extent to which changes in volume and interest rates of interest earning assets and interest bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior period rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior period volume) and (iii) changes attributable to a combination of changes in rate and volume (change in rates multiplied by the changes in volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended March 31,
	2007 vs. 2006
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Wholesale assets:
Residential mortgage loans	$(3,180)	$1,220	$(1,960)
Purchased SBA loans and securities	(1,150)	(707)	(1,857)
Mortgage-backed securities	2,938	527	3,465
Community bank loans:
Commercial real estate loans	1,628	168	1,796
Construction loans	1,337	36	1,373
Originated SBA loans	115	245	360
Multi-family loans	(150)	49	(101)
Commercial loans	367	49	416
Consumer and other loans	62	(1)	61
Interest-earning deposits	(92)	13	(79)
FHLBank stock	35	56	91
Total interest-earning assets	1,910	1,655	3,565

Interest-bearing liabilities:
Passbook accounts	(1)	—	(1)
Money market and NOW accounts	833	1,799	2,632
Certificates of deposit	(212)	8	(204)
FHLBank borrowings	(3,021)	1,077	(1,944)
Borrowed money	954	(300)	654
Total interest-bearing liabilities	(1,447)	2,584	1,137
Change in net interest income before provision for credit losses	$3,357	$(929)	$2,428

Net interest income before provision for credit losses increased $2.4 million, or 18%, to $15.9 million for the quarter ended March 31, 2007 as compared to $13.5 million for the quarter ended March 31, 2006. Net interest margin increased 39 basis points to 3.11% for the quarter ended March 31, 2007 from 2.72% for the quarter ended March 31, 2006. The increase in net interest income before provision for credit losses was attributable to an overall increase in the Company’s average balance of interest-earning assets to $2.05 billion for the quarter ended March 31, 2007 as compared to $2.00 billion for the quarter ended March 31, 2006, a favorable shift in the composition of interest-earning assets via the growth of community bank loans and the run-off of wholesale assets. Community bank loans increased $165 million on an average daily basis between the first quarter of 2007 and the first quarter of 2006; wholesale assets declined $110 million during the same period.

In comparison to the first quarter of 2006, the Company increased the yield on interest-earning assets 57 basis points to 5.92% for the quarter ended March 31, 2007 as compared to 5.35% for the quarter ended March 31, 2006. The increased yield is largely attributable to the change in mix of assets discussed above.

The residual wholesale assets continue to negatively impact our total yield on assets. While residential mortgage loans have increased 65 basis points in yield between the first quarter of 2006 and 2007, this yield was only 5.28% for the quarter ended March 31, 2007, which is approximately equal to our marginal cost of wholesale borrowings. The yield on purchased SBA loans and securities declined by 100 basis points to 5.17% for the first quarter of 2007 as premium amortization was $1.3 million in the first quarter of 2007 compared to $440,000 in the first quarter of 2006 due to accelerated prepayments. Yields on mortgage-backed securities increased 39 basis points from 4.89% for the first quarter of 2006 to 5.28% for the first quarter of 2007. Prospectively, we are considering the sale of certain wholesale assets which will assist us in accelerating our ongoing balance sheet transformation.

The Company’s net interest income between the first quarters of 2007 and 2006 was favorably impacted by the decline in our average interest-bearing liabilities. Average interest-bearing liabilities declined $23 million in the period from $1.78 billion for 2006 compared to $1.76 billion for 2007. This decline occurred as average noninterest-bearing deposits increased $56 million in the period. These average noninterest-bearing deposits are primarily institutional deposits that are subject to subaccounting fees. The cost of our liabilities increased 32 basis points to 3.28% for the quarter ended March 31, 2007 compared to 2.96% for the quarter ended March 31, 2006. The increases in the cost were principally in response to the changes in the short term interest rates, with respect to which many of our interest bearing liabilities are tied.

With this quarter, we have reported net interest margin expansion for the fifth consecutive quarter since the implementation of our community banking strategy. Community bank loans now account for 21% of our interest-earning assets and yielded 8.30% compared to 5.25% for the wholesale assets. We anticipate that our percentage of community banking assets will continue to increase in the future.

Provision for Credit Losses. The provision for credit losses was $358,000 for the quarter ended March 31, 2007, compared to $957,000 for the quarter ended March 31, 2006. The provision for credit losses for the first quarter 2007, is reflective of the growth of nearly $61 million of community bank loans offset by pay downs of residential mortgage loans in the period. The provision expense for the first quarter of 2006 included the Company’s reevaluation of loan loss reserve levels associated with commercial loan portfolio that existed at that time. During the first quarter of 2006, United Western Bank’s credit risk management team revised the estimated loss factors that are applied to certain commercial loans to reflect credit and risk management’s experience with inherent losses in these types of loans. For a discussion of the Company’s allowance for loan losses methodology see “Critical Accounting Estimates - Allowance for Loan Losses,” and as it relates to nonperforming assets, see “Asset Quality.”

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $576,000, or 25%, to $1.7 million for the quarter ended March 31, 2007, as compared to $2.3 million for the quarter ended March 31, 2006. This decrease is consistent with the decline in our mortgage loan servicing portfolio. Our mortgage loan servicing portfolio decreased to an average balance of $1.28 billion for the quarter ended March 31, 2007 as compared to an average balance of $1.66 billion for the quarter ended March 31, 2006. Our average service fee rate (including all ancillary income) of 0.49% for the first quarter of 2007 was two basis points lower than the 0.51% rate for the first quarter of 2006. The Company anticipates loan administration fees will continue to decrease as its servicing portfolio decreases through normal amortization and prepayments.

Custodial and Administration Services. Service fees increased $289,000, or 17%, to $2.0 million for the quarter ended March 31, 2007, as compared to $1.7 million for the quarter ended March 31, 2006. The increase is due to continued growth generated by Sterling Trust. Total accounts under administration increased approximately 17.1% to 52,837 accounts at March 31, 2007, as compared to 45,128 at March 31, 2006, and total assets under administration increased to $4.00 billion at March 31, 2007, from $3.30 billion at March 31, 2006. The increase is due to the successful marketing and growth efforts of Sterling Trust’s management team.

Real Estate Disposition Services. Real estate disposition services revenue previously represented fees earned by MTXC Realty Corp. for real estate brokerage services provided on foreclosed properties owned by third party financial services companies and financial institutions in the Denver metro area. The Company sold the assets of MTXC Realty in 2006 as discussed in Note 4 to the consolidated financial statements herein. Accordingly, revenue was $0 for the quarter ended March 31, 2007 and was $168,000 for the quarter ended March 31, 2006.

Gain on Sale of Loans and Securities. Gain on sale of loans and securities was $833,000 for the quarter ended March 31, 2007, as compared to $251,000 for the quarter ended March 31, 2006. During the first quarter of 2007 the Company sold $12.5 million principal balance of SBA originated loans. The loans included loans we elected to sell to manage industry concentrations. In total, we sold six entire with a principal balance of $10.7 million. We also sold the guaranteed portion of four originated SBA 7a loans with a principal balance of $1.8 million. These sales generated gains of $735,000 in the quarter. Also in the first quarter of 2007 we sold three securities from our available for sale securities portfolio, principally to assist in the de-leveraging of the balance sheet. The gain on sale of these securities was $98,000. The first quarter of 2006 gain on sale included gains from sale of delinquent loans purchased out of loan pools for which Matrix Financial was acting as servicer, and then re-sold into the secondary market, as well as gains on the sale of originated SBA loans and a loss on sale of SBA purchased loans. Gains on sale of loans and securities can fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, the particular loan portfolios we elect to sell and market conditions.

Gain on Sale of Assets. The gain on sale of assets was $0 for the quarter ended March 31, 2007 versus $100,000 for the quarter ended March 31, 2006. The gain for the first quarter of 2006 represents the gain on the sale of certain assets and the Denver-based real estate brokerage operations of MTXC Realty Corp.

Litigation Settlements. Litigation settlements includes amounts recovered as a result of legal actions against third parties related to losses sustained by the Company in prior years. In the quarter ended March 31, 2006 the Company negotiated two litigation settlements one at each of United Western Bank and Matrix Financial Services Corporation, and realized $2.3 million.

Other Income. Other income, which includes equity in earnings of unconsolidated subsidiaries, income earned on bank owned life insurance, fee income related to monetization of and management services provided under the New Market Tax Credits program, until September 2006 rental income, and other miscellaneous items, decreased $1.2 million to $783,000 for the quarter ended March 31, 2007, as compared to $2.0 million for the quarter ended March 31, 2006. The decrease is primarily due to inclusion of $523,000 of rental income from the United Western Financial Center in the first quarter of 2006 as compared to $0 for the first quarter of 2007, and fees from the deployment of New Market Tax Credits of $584,000 in the first quarter of 2006 compared to $0 for the first quarter of 2007.

Noninterest Expense. Noninterest expense increased $1.6 million, or 10%, to $17.8 million for the quarter ended March 31, 2007 as compared to $16.2 million for the quarter ended March 31, 2006. This increase was predominantly due to increases in the levels of subaccounting fees at United Western Bank, increases in compensation and benefits due primarily to implementation of our community banking strategy, and a charge to reduce the carrying value of our residential mortgage loans held for sale to the lower of cost or market. These increases were partially offset by decreases in amortization of mortgage servicing rights and lower occupancy expenses.

The following table details the major components of noninterest expense for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)

Compensation and employee benefits	$6,340	$5,679
Amortization of mortgage servicing rights	978	1,517
Recovery of impairment on mortgage servicing rights	—	(276)
Occupancy and equipment	649	960
Postage and communication	303	287
Professional fees	506	525
Mortgage servicing rights subservicing fees	520	681
Data processing	187	222
Subaccounting fees	5,985	4,638
Other general and administrative	2,366	1,962
Total	$17,834	$16,195

Compensation and employee benefits expense increased $661,000, or 11.6%, to $6.3 million for the quarter ended March 31, 2007 as compared to $5.7 million for the quarter ended March 31, 2006. This increase is due to costs for employees, including five branch banking teams and the credit administration team added at United Western Bank during 2006 to implement our community banking strategy. Included in compensation and employee benefits were costs of $212,000 and $99,000 for the Company’s stock based compensation plans for the quarter ended March 31, 2007 and 2006, respectively. The increase in stock based compensation expense is consistent with the hiring of new employees to implement our business strategy.

Amortization of mortgage servicing rights decreased $539,000, or 35%, to $978,000 for the quarter ended March 31, 2007 as compared to $1.5 million for the quarter ended March 31, 2006. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loans within the portfolio. The average balance in our mortgage servicing rights portfolio decreased to $1.28 billion at March 31, 2007 as compared to $1.66 billion at March 31, 2006. Prepayment speeds on our servicing portfolio were 20.7% for the quarter ended March 31, 2007 as compared to 21.2% for the quarter ended March 31, 2006.

There was no additional charge against, or recovery in the impairment on, mortgage servicing rights for the quarter ended March 31, 2007, as compared to an impairment recovery of $276,000 for the quarter ended March 31, 2006. The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor, among other things, to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows. Based on this evaluation, there was no charge or recovery of the impairment recorded during the quarter ended March 31, 2007. It is not possible to estimate if future impairments or recoveries of those impairments will occur, and further changes in market interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future periods.

Occupancy and equipment expense declined $311,000, or 32%, to $649,000 for the quarter ended March 31, 2007 as compared to $960,000 for the quarter ended March 31, 2006. The Company recognized $281,000 of amortization of deferred gain as a reduction of occupancy expense for the quarter ended March 31, 2007. This amount represents amortization for the period of the deferred gain resulting from the sale-leaseback of our headquarters building, which is being amortized into income over the 10-year term of the lease.

Subaccounting fees, which represent fees paid to third parties to service depository accounts on our behalf, are incurred at United Western Bank in respect of custodial and institutional deposits. Such fees increased $1.3 million, or 29%, to $6.0 million for the quarter ended March 31, 2007 compared to $4.6 million for the quarter ended March 31, 2006. This increase was due to an increase in the average deposits subject to subaccounting fees, which increased $153 million, or 16%, for the quarter ended March 31, 2007 to $1.12 billion from $962 million for the quarter ended March 31, 2006. In addition, subaccounting fees are generally tied to the Federal Open Market Committee target rate for overnight deposits. The average target rate for the first quarter of 2007 was 5.25% compared to 4.43% for the first quarter of 2006.

The remainder of noninterest expense, which includes postage and communication expense, professional fees, mortgage servicing rights subservicing fees, data processing costs and other general and administrative expenses increased approximately $205,000 to $3.9 million for the quarter ended March 31, 2007 as compared to $3.7 million for the quarter ended March 31, 2006. The increase was primarily related to a charge of $397,000 taken in the first quarter of 2007 to reduce the carrying value of residential mortgage loans to the lower of cost or market. Mortgage servicing rights subservicing fees declined by $161,000, or 24%, between the periods due to the continued decline in the mortgage servicing portfolio.

Income Taxes. The provision for income taxes from continuing operations for the quarter ended March 31, 2007 was $795,000 as compared to $1.7 million for the quarter ended March 31, 2006. Our effective tax rate was affected by the level of tax-exempt income at United Western Bank in proportion to the level of income from continuing operations, as well as utilization of tax credits generated by a subsidiary of United Western Bank. Our effective tax rate was 26.1% for the quarter ended March 31, 2007 as compared to 30.7% for the quarter ended March 31, 2006. For the quarter ended March 31, 2007 our effective tax rate was favorably impacted by the utilization of $279,000 of New Market Tax Credits, as compared to $182,000 for the first quarter of 2006.

Loan Portfolio

Our major interest-earning asset is our loan portfolio. A significant part of our asset and liability management involves monitoring the composition of our loan portfolios. The following table sets forth the composition of our loan portfolio by loan type as of the dates indicated. The amounts in the table below are shown net of premiums, discounts and other deferred costs and fees.

	March 31,	December 31,	March 31,
	2007	2006	2006
Wholesale loans:	(Dollars in thousands)
Residential mortgage	$568,916	$606,693	$787,524
Guaranteed SBA purchased	150,209	156,308	218,350
School financing	—	—	19,421
Community Bank loans:
Commercial real estate	247,702	224,660	156,447
Construction and development	110,641	87,068	40,641
Commercial	37,654	24,905	14,138
Multifamily	57,896	54,833	64,656
Guaranteed SBA originated	5,785	7,171	8,270
Consumer	2,754	2,845	211
Total loans	$1,181,557	$1,164,483	$1,309,658

Residential mortgage loans declined $219 million between March 31, 2007 and March 31, 2007 and by $37.8 million between the first quarter of 2007 and fourth quarter of 2006. This decline is consistent with our de-leveraging strategy and our plan to reduce the amount of wholesale loans on our balance sheet. The increases in commercial real estate, construction and development, and commercial loans is due to the successful efforts of our community banking teams. Overall loans declined $128 million between March 31, 2007 and March 31, 2006 and grew $17 million between March 31, 2007 and December 31, 2006. We anticipate additional growth of approximately $200 million in our community bank loan portfolio before the end of 2007.

Asset Quality

As part of our asset quality function, we monitor nonperforming assets on a regular basis. Loans are placed on nonaccrual when full payment of principal or interest is in doubt or when they are 90 days past due as to either principal or interest. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of loan agreements. These loans are placed under close supervision with consideration given to placing the loan on nonaccrual status, increasing the allowance for credit losses and (if appropriate) partial or full charge-off. Nonaccrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest. After a loan is placed on nonaccrual status, any interest previously accrued but not yet collected is reversed against current income. If interest payments are received on non-accrual loans, these payments are applied to principal and not taken into income. Loans are not be placed back on accrual status unless back interest and principal payments are made. For certain government-sponsored loans, such as FHA insured and VA guaranteed loans, we continue to accrue interest when the loan is past due 90 or more days, as the majority of the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $8.3 million, $9.1 million and $8.8 million at March 31, 2007, December 31, 2006, and March 31, 2006, respectively. These accruing loans are not included in the balances of nonperforming loans below.

The following table sets forth our nonperforming assets as of the dates indicated:

	March 31,	December 31,	March 31,
	2007	2006	2006
	(Dollars in thousands)
Residential mortgage	$6,606	$5,895	$8,379
Guaranteed SBA purchased	1,077	578	—
School financing	—	—	251
Commercial real estate	268	104	4,465
Construction and development	209	645	1,612
Commercial	153	159	335
Guaranteed SBA originated	1,282	1,017	2,587
Total nonperforming loans	9,595	8,398	17,629
REO	3,524	5,403	3,422
Total	$13,119	$13,801	$21,051

As shown, there was continued modest improvement in total nonperforming assets between the fourth quarter of 2006 and the first quarter of 2007. This was due to the sale of several REO properties, including the single largest REO property held as of December 31, 2006, which was $1.6 million. Nonperforming loans increased $1.2 million in the period, of which $711,000 were residential mortgage residential mortgage loans. Historically there has been an increase in nonperforming residential mortgage loans in the first quarter of the year, which moderates over the balance of the year. There are no significant concentrations in the portfolio other than California, and there are no individually large loans that contributed to the increase in the first quarter.

At March 31, 2007, the Company owned a de minimis amount of mortgages that met the definition of subprime at the date of purchase or origination (less than ½ of one-percent of total loans.) In prior years, the Company originated subprime mortgages through its mortgage banking subsidiary, Matrix Financial Services Corporation and United Western Bank occasionally purchased subprime mortgages. These activities ceased several years ago, and the balance represents the remainder of such activities. The Company has no intention of becoming active in the subprime market.

The nonperforming guaranteed SBA purchased portfolio increased by $499,000 in the first quarter of 2007 compared to the December 31, 2006, due to timing of receipts from the SBA fiscal transfer agent. The balance at March 31, 2007 declined by $1.0 million in early April 2007.

Remaining nonperforming community bank loans are unchanged at March 31, 2007 at $1.9 million as compared to December 31, 2006. The guaranteed portion of SBA originated loans included in these totals was $1.3 million at March 31, 2007 compared to $1.0 million at December 31, 2006.

Allowance for Credit Losses

Management believes the allowance for credit losses is important to understanding our financial condition and results of operations. Selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to occur, and depending upon the severity of such changes, materially different financial condition or results of operations is a reasonable possibility.

We maintain our allowance for loan losses at a level that management believes is adequate to absorb probable losses inherent in the existing loan portfolio based on an evaluation of the collectibility of loans, underlying collateral, geographic and other concentrations, and prior loss experience. We use a risk rating system to evaluate the adequacy of the allowance for credit losses. With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and ten, by the originating loan officer, credit administration, loan review or loan committee, with one being the best case and ten being a loss or the worst case. Estimated loan default factors are multiplied against loan balances and then multiplied by a historical loss given default rate by loan type to determine an appropriate level for the allowance for loan losses. A specific reserve may be needed on a loan by loan basis. Loans with risk ratings between six and nine are monitored more closely by the officers and credit administration, and asset quality committee, and may result in specific reserves. The allowance for credit losses also includes an element for estimated probable but undetected losses and for imprecision in the loan loss models discussed above. During 2006, in connection with the implementation of our new business plan and the hiring of our new credit professionals, our methodology was enhanced and refined. We implemented our ten point risk rating system, we reviewed the entire loan portfolio and revised the loss factors that we apply to many loan types based on the experience of our credit professionals and the Company’s relative lack of experience with certain loan types in the portfolio.

The table below provides a breakout of the allowance for loan and lease losses by loan type:

	March 31	December 31,	March 31,
	2007	2006	2006
	(Dollars in thousands)
Residential mortgage	$2,340	$2,469	$2,994
Guaranteed SBA purchased premium	72	77	111
School financing	—	—	1,791
Commercial real estate	3,167	3,210	3,266
Construction and development	1,127	1,110	924
Commercial	610	429	262
Multifamily	893	864	1,060
Consumer	36	53	10
Unallocated	650	550	450
Total allowance	$8,895	$8,762	$10,868

The following table presents a summary of significant asset quality ratios for the period indicated:

	March 31,	December 31,	March 31,
	2007	2006	2006

Total nonperforming residential mortgage loans to total residential mortgage loans	1.16%	0.97%	1.06%
Total nonperforming community bank loans to total community bank loans	0.41%	0.48%	3.16%
Total residential mortgage allowance to nonperforming residential mortgages	35.4%	41.9%	35.7%
Total community bank allowance to nonperforming community bank loans	339.1%	322.9%	66.4%
Total residential mortgage allowance to residential mortgages	0.41%	0.41%	0.38%
Total community bank allowance to community bank loans	1.40%	1.55%	2.10%
Total allowance for loan losses to total loans	0.75%	0.75%	0.83%
Total nonaccrual loans and REO to total assets	0.62%	0.64%	0.98%

The percentage of the allowance for credit losses to nonperforming loans varies due to the nature of our portfolio of loans. We analyze the allowance for credit losses related to the nonperforming loans by loan type, historical loss experience and loans measured for impairment. In conjunction with other factors, this loss exposure contributes to the overall assessment of the adequacy of the allowance for credit losses.

The allowance for total nonperforming residential mortgage loans at March 31, 2007 is comparable to the balance at March 31, 2006, but declined compared to December 31, 2006. This is due to the historical trends discussed above.

The allowance for nonperforming community bank loans increased modestly at March 31, 2007 compared to December 31, 2006. This increase is related to the increase in the unallocated portion of the allowance which management associates with the community bank portfolio. Due to continued growth in the construction and development loan portfolios, combined with weakness in the housing market, management believed it was appropriate to increase the unallocated portion of the allowance. In total, however, the community bank allowance to total community bank loans declined by 15 basis points from 1.55% at December 31, 2006 to 1.40% at March 31, 2007, because of overall community bank loan growth.

Liquidity and Capital Resources

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

United Western Bank has an internal policy that requires certain liquidity ratios to be met. Our current policy requires that we maintain a set amount of liquidity on balance sheet at all times and that we have off balance sheet liquidity readily available to the Bank to meet the day-to-day liquidity requirements of the Bank and its customers. United Western Bank is a member of the FHLBank of Topeka and has the ability to borrow up to 40% of the assets of United Western Bank. At March 31, 2007, United Western Bank had unused borrowing capacity at FHLBank of approximately $545 million.

At March 31, 2007, our bank had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $266 million. Management anticipates that we will have sufficient funds available to meet current origination and other lending commitments. Certificates of deposit that are scheduled to mature within one year totaled $22 million at March 31, 2007, including brokered deposits. Although no assurance can be given, we presently anticipate that we will retain a substantial majority of these retail certificates of deposit and that we will allow the brokered deposits to mature without renewal.

As of March 31, 2007, United Western Bank was a well capitalized institution within the meaning of federal banking regulations. The following table indicates United Western Bank’s regulatory capital ratios:

	March 31, 2007
	Core Capital	Risk-Based Capital
	(Dollars in thousands)

Shareholder’s equity/GAAP capital	$148,955	$148,955
Disallowed assets	(852)	(852)
Unrealized gain on available for sale securities	(191)	(191)
Additional capital items:
Allowance for credit losses	—	6,742
Low-level recourse and residual interests	—	(870)
Regulatory capital as reported to the OTS	147,912	153,784
Minimum capital requirement as reported to the OTS	83,367	81,438
Regulatory capital - excess	$64,545	$72,346
Capital ratios	7.10%	15.11%
Well capitalized requirement	5.00%	10.00%

Company Liquidity.  Our main sources of liquidity at the holding company level are existing cash, notes receivable, dividends and tax payments from our subsidiaries as well as two lines of credit maintained with a large regional correspondent bank in the total amount of $17.0 million. As of March 31, 2007, we had $17.0 million undrawn and available under our line of credit.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity. Historically, United Western Bank has made the majority of the dividend payments received by the Company. As a result of the liquidity generated through various divestitures and other activities at the Company, United Western Bank did not pay a dividend to the Company in the years 2004 though 2006. United Western Bank commenced the payment of dividends to the Company at the rate of approximately 33% of its net income and an additional dividend of approximately $4 million will be paid, subject to declaration by the United Western Bank board of directors, in the second quarter of 2007. If dividends and tax payments from subsidiaries are not sufficient to fund the cash requirements of the Company, the Company intends to utilize the line of credit and revolving credit on its bank stock loan, as needed, to meet its own and the other subsidiaries financial obligations.

The Company intends to utilize the $4 million second quarter dividend from the Bank plus cash on hand, to redeem the entire outstanding balance of Trust IV Junior Subordinated Debentures as discussed in Note 12 to the Consolidated Financial Statements.

The Company commenced a quarterly cash dividend program and paid a cash dividend in the amount of $.06 per share on March 14, 2007. The ability of the Company to declare and pay a dividend prospectively will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects and such other factors that our Board of Directors may deem relevant.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

See Note 16 to the Consolidated Financial Statements herein for details of our commitments, contingent liabilities and off-balance sheet arrangements.

See Notes 9 and 10 to the Consolidated Financial Statements herein for detail on the balances of deposit liabilities and FHLBank borrowings as of March 31, 2007.

See Note 11 to the Consolidated Financial Statements herein for detail on our debt facility with an unaffiliated third party.

Critical Accounting Policies

The Company and its subsidiaries have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of the Company’s consolidated financial statements. The significant accounting policies of the Company are described in “Item 7. Critical Accounting Policies” and Note 2 of the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2006, as well as Note 1 to the Company’s consolidated financial statements for the quarter ended March 31, 2007 contained herein, and along with the disclosures presented in other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgment and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

The Company views the determination of the allowance for credit losses as a critical accounting policy that requires significant judgments, assumptions and estimates used in the preparation of its consolidated financial statements. See discussion as noted above and at Item 7. “Asset Quality” and “Allowance for Credit Losses” in the Company’s Form 10-K for the year ended December 31, 2006 for additional detailed description of the Company’s process and methodology related to the allowance for credit losses.

The Company considers the valuation of mortgage servicing rights and loans held for sale to be a critical accounting policy that requires judgments, assumptions and estimates used in the preparation of its consolidated financial statements. See discussion as noted above and at “Item 7. - Mortgage Servicing Rights” in the Company’s Form 10-K for the year ended December 31, 2006 for detail concerning the valuation of mortgage servicing rights. See Note 1: “Loans held for Sale” for a discussion about the lower of cost or market valuation of loans held for sale.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended March 31, 2007, there were no material changes to the quantitative and qualitative disclosures about market risk previously reported in the Annual Report contained in the Company’s Form 10-K for the year ended December 31, 2006. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2006 for a detailed discussion.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, 15d - 15(e) of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

United Western Bancorp, United Western Bank.
United Western Bancorp, United Western Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. have been named as defendants in the Munoz matter described below.  See “Sterling.”

Sterling. Sterling was named a defendant in several putative class action lawsuits instituted in November 2000 by one law firm in Pennsylvania.  The styles of such lawsuits are as follows: Douglas Wheeler, et al. v. Pacific Air Transport, et al.; Paul C. Jared, et al. v. South Mountain Resort and Spa, Inc., et al.; Lawrence Rehrig, et al. v. Caffe Diva, et al.; Merrill B. Christman, et al. v. Millennium 2100, Inc., et al.; David M. Veneziale, et al. v. Sun Broadcasting Systems, Inc., et al.; and Don Glazer, et al. v. Technical Support Servs., Inc., et al.   All of such lawsuits were originally filed in the United States District Court for the Western District of Pennsylvania. On April 26, 2001, the District Court for the Western District of Pennsylvania ordered that all of such cases be transferred to the United States District Court for the Western District of Texas so that Sterling could properly present its motion to compel arbitration.  Sterling filed separate motions to compel arbitration in these actions, all of which were granted.  Each of the six plaintiffs timely filed arbitration demands with the American Arbitration Association.  The demands seek damages and allege Sterling breached fiduciary duties and was negligent in administrating each claimant’s self-directed individual retirement account holding a nine-month promissory note.  Each of these arbitration actions has been abated pending the outcome of the Munoz matter described below.  Sterling believes it has meritorious defenses and is defending the matters vigorously.  The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

Sterling, United Western Bancorp, United Western Bank, The Vintage Group, Inc. and Vintage Delaware Holdings, Inc. have been named a defendant in an action filed in December 2001 styled Heraclio A. Munoz, et al. v. Sterling Trust Company, et. al. that is pending in Superior Court of the State of California.  The complaint seeks class action status, requests unspecified damages and alleges negligent misrepresentation, breach of fiduciary duty and breach of written contract on the part of Sterling.  In the fourth quarter of 2005, Sterling was granted summary judgment as to all claims against it by the plaintiffs.  The order granting summary judgment in favor of Sterling was formally entered by the court in April 2006. The plaintiffs filed a notice of appeal with the court in September 2006. The plaintiffs filed their appellate brief with the California Court of Appeals on March 19, 2007, Sterling and the other defendants responsive brief is due to be filed with the appeals court by May 26, 2007.  In the event the decision in favor of Sterling is overturned by the appeals court, the Company believes that it will still have meritorious defenses and will continue to defend the matter vigorously.   The ultimate legal and financial liability of the Company, if any, in this matter cannot be estimated with certainty at this time.

See Item 3. “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2006 for further detailed discussion regarding these and other legal matters.

Item 1A. Risk Factors

During the quarter ended March 31, 2007, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company’s Form 10-K for the year ended December 31, 2006. See Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2006 for a detailed discussion.

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

UNITED WESTERN BANCORP, INC.

Dated:	May 7, 2007	/s/ Scot T. Wetzel
Scot T. Wetzel President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 7, 2007	/s/ William D. Snider
William D. Snider Chief Financial Officer (Principal Financial Officer)

Dated:	May 7, 2007	/s/ Benjamin C. Hirsh
Benjamin C. Hirsh Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

*31.1	Certification by Scot T. Wetzel pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by William D. Snider pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	Certification by Benjamin C. Hirsh pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.3	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.