Form 10-Q
period 2007-06-30
UNITED WESTERN BANCORP INC
filed 2007-08-07
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☒     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of Common Stock ($0.0001 par value) outstanding at the close of business on August 3, 2007 was 7,304,565 shares.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements - (Unaudited)

	Consolidated Balance Sheets
	June 30, 2007 and December 31, 2006	3

	Consolidated Statements of Income
	Quarter and six months ended June 30, 2007 and 2006	4

	Consolidated Statements of Shareholders’ Equity
	Six months ended June 30, 2007	6

	Consolidated Statements of Cash Flows
	Six months ended June 30, 2007 and 2006	7

	Notes to Consolidated Financial Statements	9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	29

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	48

ITEM 4.	Controls and Procedures	48

PART II - OTHER INFORMATION

Part I - Financial Information
Item 1. Financial Statements - (Unaudited)
United Western Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share information)

	June 30,	December 31,
	2007	2006

Assets

Cash and due from banks	$12,372	$12,840
Interest-earning deposits and federal funds sold	17,008	10,914
Total cash and cash equivalents	29,380	23,754

Investment securities - available for sale	98,453	142,146
Investment securities - held to maturity	621,885	696,833
Loans held for sale, net	371,360	444,120
Loans held for investment, net	791,049	711,601
FHLBank stock, at cost	38,869	42,764
Mortgage servicing rights, net	13,458	15,399
Accrued interest receivable	10,617	11,385
Other receivables	13,591	17,123
Premises and equipment, net	11,216	8,591
Bank owned life insurance	23,804	23,342
Other assets, net	11,703	11,711
Deferred income taxes and income tax receivable	4,608	2,376
Foreclosed real estate	3,470	5,403
Total assets	$2,043,463	$2,156,548

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,555,463	$1,345,681
Custodial escrow balances	60,797	40,017
FHLBank borrowings	143,581	519,431
Borrowed money	86,299	60,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts	51,061	56,216
Income tax payable	-	116
Other liabilities	34,624	27,334
Total liabilities	1,931,825	2,048,795

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized;
no shares outstanding	-	-
Common stock, par value $0.0001; 50,000,000 shares authorized; issued and
7,303,608 shares at June 30, 2007 and 7,256,573 at
December 31, 2006 outstanding	1	1
Additional paid-in capital	24,097	23,616
Retained earnings	87,591	83,970
Accumulated other comprehensive (loss) income	(51)	166
Total shareholders’ equity	111,638	107,753
Total liabilities and shareholders’ equity	$2,043,463	$2,156,548

See accompanying notes.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except share information)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest and dividend income:
Residential loans	$7,051	$8,707	$14,812	$18,293
Other loans	12,367	9,387	23,310	17,365
Investment securities	9,860	9,501	20,602	17,830
Interest-earning deposits	817	825	1,588	1,584
Total interest and dividend income	30,095	28,420	60,312	55,072

Interest expense:
Deposits	8,767	5,867	15,396	10,068
FHLBank advances	2,257	7,468	7,741	14,897
Borrowed money and junior subordinated debentures	2,350	1,636	4,557	3,190
Total interest expense	13,374	14,971	27,694	28,155

Net interest income before provision for credit losses	16,721	13,449	32,618	26,917
Provision for credit losses	567	1,071	925	2,028
Net interest income after provision for credit losses	16,154	12,378	31,693	24,889

Noninterest income:
Loan administration	1,770	1,967	3,468	4,239
Custodial and administrative services	2,033	1,654	4,025	3,358
Gain on sale of loans and securities	81	140	914	391
Litigation settlements	-	300	-	2,550
Other	805	1,312	1,624	4,113
Total noninterest income	4,689	5,373	10,031	14,651

Noninterest expense:
Compensation and employee benefits	6,562	5,210	12,902	10,889
Amortization of mortgage servicing rights	1,004	1,549	1,982	3,066
Recovery of mortgage servicing rights impairment	-	-	-	(276)
Occupancy and equipment	728	1,161	1,378	2,121
Postage and communication	326	263	629	550
Professional fees	682	592	1,188	1,135
Mortgage servicing rights subservicing fees	511	639	1,031	1,320
Data processing	214	217	401	439
Subaccounting fees	5,770	5,130	11,754	9,768
Other general and administrative	2,030	2,888	4,395	4,833
Total noninterest expense	17,827	17,649	35,660	33,845

Income from continuing operations before income taxes	3,016	102	6,064	5,695
Income tax provision (benefit)	774	(102)	1,569	1,614
Income from continuing operations	2,242	204	4,495	4,081

Discontinued operations:
Income from discontinued operations, net of income tax provision of $0, $7, $0 and $1,152, respectively	-	103	-	1,743

Net Income	$2,242	$307	$4,495	$5,824

Continued

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except share information)

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Income from continuing operations per share - basic	$0.31	$0.03	$0.62	$0.51
Income from continuing operations per share - assuming dilution	$0.31	$0.03	$0.62	$0.50
Income from discontinued operations per share - basic and assuming dilution	$-	$0.01	$-	$0.21

Net income per share - basic	$0.31	$0.04	$0.62	$0.72
Net income per share - assuming dilution	$0.31	$0.04	$0.62	$0.71

Weighted average shares - basic	7,256,622	7,556,573	7,256,598	8,065,159
Weighted average shares - assuming dilution	7,298,183	7,639,560	7,296,998	8,132,599

Dividends declared per share	$0.06	$-	$0.12	$-

See accompanying notes

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Income (Loss)
Six Months Ended
June 30, 2007
Balance at December 31, 2006	7,256,573	$1	$23,616	$83,970	$166	$107,753

Dividends paid ($0.12 per share)				(874)		(874)
Stock Option Exercise	500		12			12
Restricted Stock Grants	46,535
Share-based compensation expense			469			469
Comprehensive income:
Net income				4,495		4,495	$4,495
Net unrealized holding losses, net of income tax(1)					(217)	(217)	(217)
Comprehensive income							$4,278
Balance at June 30, 2007	7,303,608	$1	$24,097	$87,591	$(51)	$111,638

(1) Disclosure of reclassification amount
Six Months Ended June 30, 2007

Net unrealized holding losses arising during period net of tax	$(282)
Less: reclassification adjustment of gains included in net income	65
Net unrealized holding losses on securities net of tax	$(217)

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows of continuing operating activities
Net Income	$4,495	$5,824
Net income from discontinued operations	-	(1,743)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Share-based compensation expense	469	227
Depreciation and amortization	579	1,124
Provision for credit losses	925	2,028
Amortization of mortgage servicing rights	1,982	3,066
Recovery of impairment on mortgage servicing rights	-	(276)
Gain on sale of loans and securities	(914)	(391)
Gain on sale of other assets	-	(100)
Loss on sale of building and equipment	12	39
Loss (gain) on sale of foreclosed real estate	25	(87)
Changes in assets and liabilities:
Proceeds from the sale and repayment of trading securities	-	155,342
Loans originated for sale, net of loans sold	-	(141)
Loans purchased for sale	(15,856)	(207,229)
Principal payments on, and proceeds from sale of loans held for sale	88,414	247,801
Originated and purchased mortgage servicing rights	(41)	(91)
Decrease in other receivables, other assets, deferred income tax asset and income taxes receivable	2,105	3,880
Increase (decrease) in other liabilities, income taxes payable and deferred income tax liability	7,174	(1,019)
Net cash provided by continuing operations	89,369	208,254

Cash flows of continuing investing activities
Loans originated and purchased for investment	(297,690)	(109,350)
Principal repayments on loans held for investment	194,932	61,714
Purchase of available for sale securities	-	(26,574)
Proceeds from sale of available for sale securities	25,600	10,639
Proceeds from maturity and prepayment of available for sale securities	18,012	6,178
Purchase of held to maturity securities	(1,579)	(306,170)
Proceeds from the maturity and prepayment of held to maturity securities	75,425	57,351
Proceeds from sales of loans transferred to loans held for sale	21,430	-
Purchase of FHLBank stock, net	-	(7,527)
Proceeds from redemption of FHLBank stock	5,000	-
Purchases of premises and equipment	(3,180)	(3,171)
Proceeds from sale of premises and equipment	5	389
Proceeds from sale of foreclosed real estate	3,308	2,972
Acquisition of mortgage servicing rights	-	(98)
Net cash provided by (used in) continuing investing activities	41,263	(313,647)

Continued

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - continued
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2007	2006

Cash flows of continuing financing activities
Net increase in deposits	$209,782	$185,009
Net increase in custodial escrow balances	20,780	14,266
Decrease in FHLBank borrowings, net	(375,850)	(28,048)
Borrowed money - proceeds from repurchase agreements	26,299	-
Borrowed money - repayment of notes payable with banks and revolving lines, net	-	(3,217)
Redemption of capital securities of subsidiary trust	(5,155)	-
Redemption of common stock shares under tender offer	-	(79,501)
Stock option exercise	12	-
Dividends paid	(874)	-
Net cash (used in) provided by continuing financing activities	(125,006)	88,509

Cash flows of discontinued operations
Operating cash flows, net	-	28,242
Investing cash flows - sale of fixed assets	-	66
Financing cash flows - repayment of borrowed money	-	(16,364)
Net cash provided by discontinued operations	-	11,944

Increase in cash and cash equivalents	5,626	(4,940)
Cash and cash equivalents at beginning of the period	23,754	34,232
Cash and cash equivalents at end of the period	$29,380	$29,292

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$1,660	$2,508
Loans securitized and transferred to securities available for sale	$-	$11,283
Loans securitized and transferred to trading securities	$-	$149,144
Note receivable received in sale of assets of discontinued operations	$-	$2,567
Loans held for investment transferred to loans held for sale	$21,430	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$27,641	$27,651
Cash paid for income taxes	$1,582	$-

See accompanying notes.

United Western Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2007

1. Basis of Presentation and Significant Accounting Policies

United Western Bancorp, Inc. (the “Company”) is a unitary thrift holding company and, through its subsidiaries, a diversified financial services company headquartered in Denver, Colorado. The Company’s operations are conducted primarily through United Western Bank (the “Bank”), Sterling Trust Company (“Sterling”), Matrix Financial Services Corporation (“Matrix Financial”), and First Matrix Investment Services Corp. (“First Matrix”), all of which are wholly owned subsidiaries of the Company.

The consolidated financial statements of United Western Bancorp, Inc. and subsidiaries in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update the Company’s 2006 Annual Report on Form 10-K (“Form 10-K”). These financial statements do not include all of the information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods. Accordingly, these financial statements should be read in conjunction with the financial information contained in the Form 10-K. In the opinion of management, all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of results that may be expected for the full year or any future period.

Significant Accounting Estimates

The Company has established various accounting estimates that govern the application of GAAP in the preparation and presentation of the Company’s consolidated financial statements. Certain accounting estimates involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of income and expenses during the reporting period which management considers to be critical accounting estimates. The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ materially from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

Allowance for Credit Losses

The allowance for credit losses is management’s estimate of probable credit losses inherent in the loan portfolios. Management takes into consideration factors such as the fair value of the underlying collateral and the amount and timing of expected future cash flows on impaired loans, the estimated losses on pools of homogeneous loans based on historical loss experience, the collective experience of our credit risk management team and an evaluation of current economic trends and conditions.

The allowance for credit losses consists of four components: pools of homogeneous residential loans with similar risk characteristics, pools of homogenous commercial loans with similar risk characteristics (i.e., multifamily, construction and development, commercial real estate and commercial), individual loans that are measured for impairment, and a component representing an estimate of inherent, probable but undetected losses, which also contemplates the imprecision in the credit risk models utilized to calculate the allowance.

Pools of homogeneous residential loans with similar risk characteristics are assessed for probable losses based on loss migration analysis where loss factors are updated regularly based on actual experience. The analysis examines historical loss experience and the related internal gradings of loans charged off. The loss migration analysis also considers inherent but undetected losses within the portfolio.

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

The portion of the allowance established for loans measured for impairment reflects expected losses resulting from analyses developed through specific allocations for individual loans. The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. Estimated fair value is typically measured using the fair value of collateral, as such loans are usually collateral dependent, but may be measured using either the present value of expected future cash flows discounted using loan rate, or the market price of the loan. All loans considered impaired are included in nonperforming loans. The Company evaluates its residential loans collectively due to their homogeneous nature. Accordingly, potential impaired loans of the Company include only commercial loans, real estate construction loans, commercial real estate mortgage loans and multifamily loans classified as nonperforming loans.

The last component of the allowance for credit losses is a portion which represents the estimated inherent but undetected probable losses, and the imprecision in the credit risk models utilized to calculate the allowance. This component of the allowance is primarily associated with commercial loans (i.e. multifamily, construction and development, commercial real estate and commercial). The unallocated portion of the allowance for credit losses reflects the growing Colorado concentration in commercial real estate, construction and development loan portfolios, national multifamily and certain commercial real estate loans for which the migration analysis does not yet reflect a complete credit cycle due to the overall seasoning of such loans and ongoing uncertainty with respect to a small number of individually large loans.

Loan losses are charged against the allowance when the loan is considered uncollectible. In the opinion of management, the allowance is adequate to absorb the inherent losses in the current loan portfolio.

Loans Held for Sale

Loans purchased or originated without the intent to hold to maturity are classified as held for sale. Classes of loans held for sale are carried at the lower of aggregate cost, net of discounts or premiums, deferred fees, and a valuation allowance, or estimated fair market value. Estimated fair market value is determined using forward commitments to sell loans or mortgage backed securities to permanent investors, or current market rates for loans of similar quality and type. Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations. The Company has an approximate $144,000 and $0 valuation allowance to reduce the carrying value of loans held for sale to market value at June 30, 2007 and December 31, 2006, respectively.

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

The estimated fair value of MSRs is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its MSRs by product type, interest rate and investor to reflect the predominant risk characteristics. To determine the estimated fair value of MSRs, the Company uses a valuation model that calculates the present value of discounted future cash flows. In using this valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, including incremental interest cost of servicer advances, foreclosure expenses and losses, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. For purposes of performing an impairment analysis on MSRs, the Company estimates fair value using the following primary assumptions: prepayment speeds ranging from 162 PSA (Public Securities Association prepayment speed measurement) to 1,455 PSA; discount rates ranging from 10% to 20.5%; and default rates ranging from 0% to 100%. At June 30, 2007, the Company’s servicing portfolio consists of seasoned loans with an approximate 9.4 year average age, an average balance of $50,100 and a weighted average note rate of 7.49%.

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

MSRs are also reviewed for other-than-temporary impairment. Other-than-temporary impairment exists when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, preventing subsequent recoveries. In the six months ended June 30, 2007, the Company recorded other-than-temporary impairment in three risk stratification traunches that totaled $935,000, which did not impact the results of operations.

As of June 30, 2007 and December 31, 2007, the MSRs had a valuation allowance of $1,015,000 and $1,950,000, respectively, and the fair value of the aggregate MSRs was approximately $13,458,000 and $15,399,000, respectively.

Gain on sale of MSRs is recorded when title to MSRs and the risks and rewards inherent in owning the MSRs have been transferred to the buyer.

Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. The subsidiaries are charged for the taxes applicable to their profits calculated on the basis of filing separate income tax returns. United Western Bank qualifies as a savings and loan association for income tax purposes. The consolidated effective tax rate is affected by the level of utilization of New Market Tax Credits and the level of tax-exempt interest income in proportion to the level of net income.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. Statement No. 159 will be applied prospectively and implemented by the Company effective January 1, 2008. Management has not completed its analysis of the potential impact of adoption of SFAS 159 on the Company’s consolidated financial statements.

EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods. The EITF reached a consensus that an employer should recognize a liability for future benefits in accordance with Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The EITF believes that a liability for the benefit obligation under Statement 106 or Opinion 12 has not been settled through the purchase of a typical endorsement split-dollar life insurance arrangement. United Western Bank owns endorsement split dollar life insurance that is subject to this EITF consensus. EITF 06-4 will be effective on January 1, 2008, with earlier application permitted. The Company estimates that had EITF 06-4 been effective at June 30, 2007 and December 31, 2006, the Company would have accrued a pre-tax liability and compensation expense of approximately $100,000.

2. Discontinued Operations - Sale of Assets of Matrix Bancorp Trading, Inc.

Effective March 31, 2006, the Company sold certain assets and operations of one of its two brokerage subsidiaries, Matrix Bancorp Trading, Inc., pursuant to an asset purchase agreement (“Purchase Agreement”) to a newly formed third party limited liability company. The limited liability company hired the former employees and officers of Matrix Bancorp Trading, Inc. upon the closing of the sale. After the sale, the Company’s continuing brokerage operations consist only of those brokerage activities conducted through First Matrix Investment Services Corporation. Under the terms of the Purchase Agreement, the Company received a total of $4,000,000 of which $1,200,000 was received in cash and $2,800,000 in the form of a promissory note guaranteed by the ultimate parent of the limited liability company. The promissory note is for a term of two years, and bears interest at the current prime rate. The balance of the note receivable of $1.2 million is included in other receivables at June 30, 2007.

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

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2006	2006
	(Dollars in thousands, except share information)
Noninterest income	$45	$1,346
Noninterest expense	(44)	1,333
Operating income before taxes from
discontinued operations	89	13
Income tax provision	33	5
Operating income from discontinued operations	56	8

Gain on sale of certain assets and operations of Matrix
Bancorp Trading, Inc., net of income tax provision of
$1,435	-	2,424
Income from discontinued operations, net of
income taxes	$56	$2,432

Income from discontinued operations of Matrix
Bancorp Trading, Inc. per share - basic	$0.006	$0.30
Income from discontinued operations of Matrix
Bancorp Trading, Inc. per share - assuming dilution	$0.006	$0.29

3. Discontinued Operations - Sale of ABS School Services, LLC

On May 5, 2006, the Company sold its school services subsidiary, ABS School Services, LLC (“ABS”), to SKS Ventures, LLC (“SKS”), a Colorado limited liability company owned by former executive officers of the Company. SKS acquired 100% of the outstanding limited liability company interests of ABS for a purchase price of $7,370,000. United Western Bank committed to a $4,000,000 loan to SKS and its principals, pursuant to which the membership interests of ABS and the membership interests of SKS were pledged. This commitment was renewed in the second quarter of 2007 and matures on April 30, 2008. At June 30, 2007, there was an outstanding balance of $1.1 million on this facility. Prior to the sale, ABS distributed its outstanding interest in Charter Facilities Funding, LLC and New Century Academy Property Management Group, LLC to Equi-Mor Holdings, Inc. (“Equi-Mor”), a wholly owned subsidiary of the Company. ABS also distributed certain other assets to Equi-Mor and to the Company as well as outstanding deferred and current income tax balances related to ABS. Based on the purchase price, a $1,000,000 pre-tax charge was included in discontinued operations for the six months ended June 30, 2006, to reflect the net realized value of the ABS interests upon the sale.

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

As a result of this sale, the Company has presented the operations of ABS School Services, LLC as discontinued operations beginning with January 1, 2006. The operating results of the ABS School Services, previously included in “all other” in segment reporting, and now included in income from discontinued operations, net of income taxes were as follows:

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2006	2006
	(Dollars in thousands, except share information)
Net interest income after provision for credit losses	$143	$580
Noninterest income	65	550
Noninterest expense	187	2,107
Operating income (loss) before taxes from
discontinued operations	21	(977)
Income tax (benefit)	(26)	(288)
Income (loss) from discontinued operations, net of
income taxes	$47	$(689)

Income (loss) from discontinued operations of ABS
School Services, LLC per share - basic	$0.006	$(0.08)
Income (loss) from discontinued operations of ABS
School Services, LLC per share - assuming dilution	$0.006	$(0.08)

4. Sale of Assets of MTXC Realty Corp.

Effective March 31, 2006, the Company sold certain assets of MTXC Realty Corp. related to its real estate brokerage office operating exclusively in the Denver metro area. As a result of the sale, the Company recorded a gain on the sale of $100,000, which is included in other noninterest income for the six months ended June 30, 2006.

5. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:	(Dollars in thousands)
Income from continuing operations	$2,242	$204	$4,495	$4,081
Income from discontinued operations	-	103	-	1,743
Net income	$2,242	$307	$4,495	$5,824
Denominator:
Weighted average shares outstanding	7,256,622	7,556,573	7,256,598	8,065,159
Effect of dilutive securities:
Common stock options and non-vested stock awards	41,561	82,987	40,400	67,440
Denominator for net income per share
assuming dilution	7,298,183	7,639,560	7,296,998	8,132,599

6. Investment Securities

Investment securities available for sale were as follows:

	June 30, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(Dollars in thousands)
Mortgage-backed securities - agency	$3,689	$9	$(34)	$3,664	$5,044	$14	$(39)	5,019
Mortgage-backed securities - private	47,414	106	(117)	47,403	47,436	203	-	47,639
Collateralized mortgage obligations-private	46,870	17	(73)	46,814	88,827	107	(56)	88,878
SBA securities	571	1	-	572	607	3	-	610
Total	$98,544	$133	$(224)	$98,453	$141,914	$327	$(95)	$142,146

Investment securities held to maturity were as follows:

	June 30, 2007				December 31, 2006
	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities- private	$199,667	$99	$(2,053)	$197,713	$228,060	$345	$(1,263)	$227,142
Collateralized mortgage obligations-private	349,443	63	(5,657)	343,849	384,279	143	(4,612)	379,810
SBA securities	72,775	-	(627)	72,148	84,494	51	(78)	84,467
Total	$621,885	$162	$(8,337)	$613,710	$696,833	$539	$(5,953)	$691,419

The following table presents information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position as follows:

	June 30, 2007				December 31, 2006
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage-backed securities - agency, available for sale	$658	$(3)	$2,470	$(31)	$1,135	$(13)	$2,337	$(26)
Mortgage-backed private securities	20,745	(117)	-	-	-	-	-	-
Collateralized mortgage obligations-private, available for sale	27,870	(69)	1,950	(4)	44,766	(56)	-	-
SBA securities, available for sale	-	-	101	-	-	-	-	-
Mortgage-backed securities- private, held to maturity	52,742	(559)	114,010	(1,494)	77,081	(436)	85,266	(827)
Collateralized mortgage obligations-private, held to maturity	70,251	(341)	246,935	(5,316)	107,288	(400)	201,777	(4,212)
SBA securities, held to maturity	72,148	(627)	-	-	68,331	(78)
Total	$244,414	$(1,716)	$365,466	$(6,845)	$298,601	$(983)	$289,380	$(5,065)

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

At June 30, 2007, the Company believes that any individual unrealized losses represent only temporary impairment. The unrealized losses are attributable to changes in interest rates. The Company has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

At June 30, 2007 the Company’s mortgage-backed investment securities portfolio was approximately $647 million. The portfolio consists of approximately 88% AAA rated securities, 11.5% of AA rated securities and .5% of A rated Community Reinvestment Act securities. The portfolio is comprised of approximately 14% underlying Alt-A collateral, the remaining 86% is A collateral.

7. Loans Held for Sale and Investment

Loans Held for Sale
Loans held for sale consist of the following:
	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Wholesale loans:
Residential loans	$318,387	$381,502
SBA guaranteed purchased loans	-	1,365
Other loans	898	869
Fair value adjustment	(144)	-
Purchase premiums, unearned fees, net	2,174	2,874
Community bank loans:
Multifamily loans	46,048	52,478
SBA guaranteed originated loans	6,129	7,171
Purchase premiums, unearned fees, net	342	392
	373,834	446,651
Less: Allowance for credit losses	2,474	2,531
Loans held for sale, net	$371,360	$444,120

Activity in the allowance for credit losses on loans held for sale is summarized as follows:

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
	(Dollars in thousands)
Balance at beginning of period	$2,531	$5,189
Provision for credit losses	(31)	322
Charge-offs and transfers	(28)	(2,639)
Recoveries	2	248
Balance at end of period	$2,474	$3,120

Charge-offs, transfers and other for the six months ended June 30, 2006 includes $1,791,000 of allowance included in the sale of assets of ABS School Services, LLC, discussed further in Note 3 above.

Loans Held for Investment
Loans held for investment consist of the following:
	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Wholesale loans:
Residential loans	$182,303	$223,189
SBA guaranteed purchased loans	139,941	154,949
Discounts, net	(64)	(807)
Community bank loans:
Commercial real estate loans	172,832	135,302
Construction and development loans	137,814	87,308
Multi-family loans	9,145	1,986
SBA originated loans	89,771	94,985
Commercial loans and other	67,967	21,801
Premium, net	252	268
Unearned fees	(2,169)	(1,149)
	797,792	717,832
Less: Allowance for credit losses	6,743	6,231
Loans held for investment, net	$791,049	$711,601

Activity in the allowance for credit losses on loans held for investment is summarized as follows:

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006
	(Dollars in thousands)
Balance at beginning of year	$6,231	$4,808
Provision for credit losses	956	1,706
Charge-offs, transfers and other	(485)	(446)
Recoveries	41	29
Balance at end of period	$6,743	$6,097

The following lists information related to nonperforming loans held for investment and held for sale:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Loans on nonaccrual status in the held for sale portfolio	$6,934	$4,723
Loans on nonaccrual status in the held for investment portfolio	5,319	3,675
Total nonperforming loans	$12,253	$8,398

The following lists information related to nonperforming loans held for investment and held for sale:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Wholesale loans on nonaccrual status	$10,264	$6,474
Community bank loans on nonaccrual status	1,989	1,924
Total nonperforming loans	$12,253	$8,398

Included in nonaccrual loans were impaired loans, as defined under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” totaling $38,000 and $265,000 at June 30, 2007 and December 31, 2006, respectively, all of which have a specific valuation allocated to the loan. All of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans was $6,000 and $166,000 at June 30, 2007 and December 31, 2006, respectively. There was no interest recognized in the periods on loans while they were considered impaired.

The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $6.8 million and $9.1 million at June 30, 2007 and December 31, 2006, respectively. These accruing loans are not included in the balances of nonperforming loans above.

8. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:
	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2006
	(Dollars in thousands)
Mortgage servicing rights
Balance at beginning of period	$17,349	$22,934
Purchases	-	98
Originations	41	91
Amortization	(1,982)	(3,066)
Application of valuation allowance for other-than-temporary impairment
	(935)	-
Balance before valuation allowance at end of period	14,473	20,057

Valuation allowance for impairment of mortgage servicing rights
Balance at beginning of period	(1,950)	(2,226)
Application of valuation allowance for other-than-temporary
impairment	935	-
Recovery	-	276
Balance at end of period	(1,015)	(1,950)
Mortgage servicing rights, net	$13,458	$18,107

The Company’s residential mortgage servicing portfolio (excluding subserviced loans), is comprised of the following:

	June 30, 2007		December 31, 2006
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	Outstanding	of Loans	Outstanding
	(Dollars in thousands)
Freddie Mac	2,522	$86,706	2,903	$98,555
Fannie Mae	7,802	395,093	8,732	443,719
Ginnie Mae	6,057	328,225	6,716	367,712
VA, FHA, conventional and other loans	4,739	366,628	5,115	403,078
	21,120	$1,176,652	23,466	$1,313,064

The Company’s custodial escrow balances shown in the accompanying consolidated balance sheets at June 30, 2007 and December 31, 2006 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at United Western Bank in noninterest-bearing accounts. The balance of custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

9. Deposits

Deposit account balances are summarized as follows:

	June 30, 2007			December 31, 2006
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
	(Dollars in thousands)
Passbook accounts	$190	0.01%	1.27%	$115	0.01%	1.28%
NOW accounts	632,689	40.68	0.81	604,821	44.95	0.63
Money market accounts	895,896	57.60	3.29	705,371	52.41	2.78
	1,528,775	98.29	2.26	1,310,307	97.37	1.79
Certificate accounts	26,688	1.71	4.24	35,374	2.63	3.87
Deposits	$1,555,463	100.00%	2.30%	$1,345,681	100.00%	1.84%

The following table presents concentrations of deposits at United Western Bank for the periods presented:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Sterling Trust Company	$377,664	$372,716
MG Colorado Holding, Inc.	212,924	195,249
Legent Clearing LLC	184,334	118,844
Other Deposit Concentrations	742,149	573,850

Sterling Trust Company - represents fiduciary assets under administration by Sterling, a wholly owned subsidiary of the Company; that are in NOW, demand and money market accounts.

MG Colorado Holding, Inc. (“MGCH”) - represents customer assets under administration by MGCH that are in NOW and money market accounts. The Company owns an approximate 7% interest in MGCH, which is accounted for using the cost method.

Legent Clearing, LLC - represents institutional deposits received through Legent Clearing, LLC, a company in which the Company’s Chairman of the Board holds a minority interest, that are in NOW and money market accounts.

Other Deposit Concentrations - represents deposit funds from five and six significant institutional relationships maintained by United Western Bank as of June 30, 2007 and December 31, 2006, respectively. Included in other deposit concentrations is one institutional relationship with balances of $461,783,000 and $461,643,000 at June 30, 2007 and December 31, 2006, respectively.

Included in certificate accounts are approximately $13,078,000 and $25,708,000 of brokered deposits as of June 30, 2007 and December 31, 2006, respectively.

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

The balances of FHLB borrowings are as follows:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)

FHLBank of Topeka borrowings	$116,700	$492,500
FHLBank of Dallas borrowings	26,881	26,931
FHLBank borrowings	$143,581	$519,431
Available unused borrowings from FHLBank of Topeka totaled $695,575,000 at June 30, 2007.

11. Borrowed Money

Borrowed money is summarized as follows:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Borrowed Money
One year advancing line converting to an amortizing term note payable to a third party financial institution, with annual equal principal payments beginning June 29, 2008 through June 29, 2012, collateralized by the common stock of United Western Bank; interest at 30 day LIBOR plus 1.25% (6.57% at June 30, 2007), $20,000,000 available at June 30, 2007	$-	$-
Revolving line of credit to a third party financial institution, through June 29, 2008, renewable annually, collateralized by the common stock of United Western Bank; interest at 30 day LIBOR plus 1.25%; (6.57% at June 30, 2007), $5,000,000 available at June 30, 2007	-	-

Subordinated debt securities, interest payments due quarterly at three- month LIBOR plus 2.75% (8.11% at June 30, 2007), maturing February 13, 2014	10,000	10,000
Assets sold under agreements to repurchase:
Company structured repurchase agreements	75,000	50,000
Customer repurchase agreements	1,299	-
Total	$86,299	$60,000

The Company’s previous two credit facilities with a third party financial institution matured on June 30, 2007 and were replaced at that time with the two credit facilities discussed above. The current $20 million facility is an advancing line, which converts to an amortizing term loan on June 29, 2008. The $5.0 million companion facility is a revolving line of credit. At June 30, 2007 no amounts were drawn on either facility. Both facilities are collateralized by all of the outstanding stock of United Western Bank. The Company must comply with certain financial and other covenants related to the foregoing credit agreement including, among other things, the maintenance by United Western Bank of specific asset quality ratios, and “well capitalized” regulatory capital ratios. Also, the credit agreement limits the Company’s ability to incur additional debt above specified levels. At June 30, 2007, the Company was in compliance with all such covenants.

Assets sold under agreements to repurchase are agreements in which the Company acquires funds by selling securities to another party under a simultaneous agreement to repurchase the same securities at a specified price and date. The Company’s structured repurchase agreements each contain an option that is held by the counterparty to terminate the agreement on the call date or quarterly thereafter. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements.

The Company structured repurchase agreements at June 30, 2007 are as follows:
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

12. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

The Company has sponsored five trusts in prior years that have outstanding balances as of June 30, 2007, for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company (the “debentures”). The Company wholly owns all of the common securities of each trust. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable at either quarterly or semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

The following table presents details on the junior subordinated debentures owed to unconsolidated subsidiary trusts at June 30, 2007
	Trust II	Trust III	Trust V	Trust VI	Trust VIII
	(Dollars in thousands)
Date of issue	March 28, 2001	July 16, 2001	July 25, 2002	August 30, 2004	June 30, 2005
Amount of trust preferred securities issued	$12,000	$15,000	$5,000	$10,000	$7,500
Rate on trust preferred securities	10.18%	10.25%	9.01%	6.425%	5.86%
Maturity	June 8, 2031	July 25, 2031	January 25, 2032	October 18, 2034	July 7, 2035
Date of first redemption	June 8, 2011	July 25, 2007	July 25, 2007	October 18, 2009	January 7, 2010
Common equity securities issued	$400	$464	$155	$310	$232
Junior subordinated deferrable interest debentures owed	$12,400	$15,464	$5,155	$10,310	$7,732
Rate on junior subordinated deferrable interest debentures	10.18%	10.25%	9.01%	6.43	5.86%

The Company redeemed the entire outstanding balance of Trust IV on June 8, 2007. The Company has called for redemption 100% of the outstanding amounts of Trust III and Trust V, which were called on July 25, 2007. See Note 17 - Subsequent Events.

13. Stock-Based Compensation

Stock Options

A summary of the Company’s stock option and non-vested stock awards activity, and related information is as follows:

	Six Months Ended June 30, 2007
		Non-Vested Stock Awards Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of shares	Weighted Average Grant - Date of Fair Value	Number of shares	Weighted Average Exercise Price
Balance January 1, 2007	457,144	-	-	730,674	$20.07
Shares Authorized - 2007 Plan	1,000,000	-	-	-	-
Granted	(152,259)	46,535	$23.64	105,724	22.60
Exercised	-	-	-	(500)	22.75
Forfeited	11,893	-	-	(11,893)	21.99
Balance June 30, 2007	1,316,778	46,535	$23.64	824,005	$20.37

The shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”) at the 2007 annual meeting. This 2007 Plan provides a variety of long-term equity based incentives to officers, directors, employees and other persons providing services to the Company. The former 1996 Stock Option Plan provided only for grant of stock options, the 2007 Plan authorizes the Compensation Committee to grant options as well as other forms of equity based incentive compensation, such as restricted stock awards, stock appreciation rights, performance units and supplemental cash payments. At June 30, 2007, 46,535 restricted stock awards have been granted. These awards vest 20% annually on the anniversary date of he grant over a five year period. Based on an assumed level of forfeitures, the Company anticipates these awards will result in $721,000 of compensation expense over the vesting period of the restricted stock, with approximately $680,000 remaining to be expensed ratably over the vesting period.

In light of the approval of the 2007 Plan by the Company’s shareholders on May 17, 2007, the Company intends to make all future grants of equity incentives under the 2007 Plan. The Company does not intend to grant any additional stock options under the Company’s 1996 Stock Option Plan. As of June 30, 2007, 21,277 options and 46,535 restricted stock units have been granted under the 2007 Plans, leaving 932,188 shares available for future grants out of the 1.3 million shares authorized.

The fair value of each stock option award is estimated on the date of grant using the Hull-White model, an enhanced trinomial lattice-based model, which takes into account certain dynamic assumptions about interest rates, expected volatility, expected dividends, employee exercise patterns, forfeitures and other factors. Expected volatility is based primarily on historical volatility of the closing price of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant with term equal to the life of the option. The expected term of options granted is derived using the lattice-based model and represents the period of time that options granted are expected to be outstanding. The range of expected term and estimated forfeitures (employee exit rate) results from certain groups of employees exhibiting different behavior. The Board of Directors has declared two $0.06 dividends this year, which are considered in the option valuation. The weighted-average fair value of options granted during the six months ended June 30, 2007 was $5.04 per share. The aggregate intrinsic value of outstanding options at June 30, 2007 is $4.3 million. The aggregate intrinsic value of the 124,380 options that are exercisable at June 30, 2007 is $711,000. Outstanding stock options have a weighted average remaining contractual term of 8.78 years, and future compensation expense associated with those options is $2.7 million, principally to be recognized over the next four years. Options outstanding and exercisable were granted at stock option prices which were not less than the fair market value of the common stock on the date the options were granted and no option has a term in excess of ten years. Employee options vest ratably over a five year period.

The pre-tax amounts expensed and following weighted-average assumptions were used to estimate the fair value of options granted during the periods:

Six Months Ended
	June 30, 2007	June 30, 2006
Pre-tax stock option and restricted stock awards share-based compensation expense	$411,000	$227,000
Expected Volatility	26.30% - 27.40%	26.90% - 27.70%
Expected dividend yield	0.93% - 1.02%	0.00%
Risk-free interest rate	4.57% - 4.77%	4.59% - 5.11%
Expected term (in years)	5.50 - 6.70	5.13 - 6.48
Weighted average grant date fair value	$4.04 - $ 5.51	3.44 - $ 4.76

Employee Stock Purchase Plan

Effective January 1, 2007, the Company re-implemented the 1996 Employee Stock Purchase Plan (“ESPP”). As of December 31, 2006, there were 189,947 ESPP Shares available for future issuance. The price at which ESPP Shares are sold under the ESPP is 85% of the lower of the fair market value per share of common stock on the enrollment date or the purchase date. It is presently estimated that 21,142 shares will be issued through the ESPP for 2007. The expense associated with such share-based payments was $16,000 and $42,000 for the quarter and six months ended June 30, 2007, respectively.

Stock Repurchase Plan

On November 13, 2006, the Company’s Board of Directors authorized the repurchase of up to 5% of the outstanding shares of the Company’s common stock, which represented a total of 377,829 shares on that date. During 2006, the Company repurchased 300,000 of its common shares for approximately $5.85 million. These repurchases are part of the Company’s capital management plan and strategy. In accordance with Colorado law, all repurchased shares are retired.

14. Income Taxes

Income tax expense was as follows:

	Six Months Ended
	June 30, 2007	June 30, 2006
	(Dollars in thousands)
Current income tax expense	$2,442	$737
Deferred income tax (benefit) expense	(873)	2,029
Income tax expense as reported	$1,569	$2,766

Effective tax rate	25.9%	32.2%

The Company’s effective tax rate is below the statutory tax rate principally due to realization of New Market Tax Credits, which have been deployed at a subsidiary of United Western Bank. Such credits were $559,000 and $365,000 for the six months ended June 30, 2007 and 2006 respectively. Also, income tax expense is impacted by tax exempt earnings, which principally relate to income from bank owned life insurance.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of adoption, the Company reclassified unrecognized tax benefits of $1.2 million to other liabilities in the balance sheet that at December 31, 2006 were included in deferred income tax liabilities. There were no changes to the unrecognized tax benefits during the six months ended June 30, 2007.

Interest and penalties associated with the liability for unrecognized benefits is approximately $225,000 at June 30, 2007 and is included in other liabilities in the consolidated balance sheet.

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

	Traditional Banking	Mortgage Banking	Broker Dealer	Trust Services	All Others	Total
	(Dollars in thousands)
Quarter ended June 30, 2007:
Revenues from external customers:
Interest income	$29,588	$382	$7	$(1)	$119	$30,095
Noninterest income	746	1,622	62	2,033	226	4,689
Intersegment revenues	192	415	-	440	(90)	957
Segment income (loss) from
continuing operations before
income taxes	5,337	246	(72)	227	(2,722)	3,016

Six Months ended June 30, 2007:
Revenues from external customers:
Interest income	$59,404	$684	$15	$(1)	$210	$60,312
Noninterest income	2,309	3,157	99	4,025	441	10,031
Intersegment revenues	411	787	-	868	(149)	1,917
Segment income (loss) from
continuing operations before
income taxes	10,090	259	(154)	529	(4,660)	6,064

Quarter ended June 30, 2006:
Revenues from external customers:
Interest income	$27,915	$340	$11	$-	$154	$28,420
Noninterest income	616	2,015	14	1,656	1,072	5,373
Intersegment revenues	146	503	-	379	139	1,167
Segment income (loss) from
continuing operations before
income taxes	3,941	(49)	(177)	83	(3,696)	102

Six Months ended June 30, 2006:
Revenues from external customers:
Interest income	$54,054	$660	$25	$-	$333	$55,072
Noninterest income	2,651	5,483	366	3,364	2,787	14,651
Intersegment revenues	337	935	211	767	275	2,525
Segment income (loss) from
continuing operations before
income taxes	11,089	545	(108)	156	(5,987)	5,695

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

A summary of the contractual amount of significant commitments follows:
	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Commitments to extend credit:
Loans secured by mortgages	$77,911	$74,450
Construction loans	179,907	122,526
Commercial lines of credit	47,388	14,627
Commercial loans	14,363	28,641
Consumer loans	109	246
Standby letters of credit	2,541	791

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

At June 30, 2007, United Western Bank entered into an agreement to purchase approximately 1.4 acres of land in Centennial, Colorado, just south of the Denver Tech Center for $1.2 million. The purchase is subject to the seller successfully obtaining developmental approvals from the City of Centennial, which approvals are currently anticipated to be received in the second half of 2007.

Contingencies - Legal

The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to the Company’s business. The Company accrues liabilities when it is probable future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company’s estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will only accrue a loss for a pending litigation matter if the loss is probable and can be reasonably estimated.  Based on evaluation of the Company’s litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on the matters noted in the Company’s Annual Report on Form 10-K, against which no accrual for loss has been made at June 30, 2007 is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

The legal contingencies of the Company are more fully described in Note 21 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2006.  During the six months ended June 30, 2007 there were no material changes to the information previously reported.

See Item 3. “Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2006 for further detailed discussion regarding these and other legal matters.

Contingencies - Guarantees

The Company maintains a liability related to its legacy mortgage banking operations at Matrix Financial Services Corporation for estimated losses on mortgage loans expected to be repurchased or on which indemnification is expected to be provided. The Company regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions. Total loans repurchased during the quarters ended June 30, 2007 and 2006 were $225,000 and $189,000, respectively. Loans indemnified that remain outstanding at June 30, 2007 totaled $8,912,000, of which $3,393,000 are guaranteed as to principal by FHA. Losses net of recoveries charged against the liability for estimated losses on repurchase and indemnification were $69,000 and $50,000 for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007 and December 31, 2006, the liability for estimated losses on repurchase and indemnification was $1,750,000 and $2,093,000, respectively, and was included in other liabilities in the consolidated balance sheets.

In connection with the May 2006 sale of ABS School Services, LLC, the Company and Equi-Mor Holdings, Inc, a wholly owned subsidiary of the Company guaranteed, for a five year period, the repayment of the loans sold to the purchaser up to an aggregate amount of $1,650,000, creating a recourse obligation for the Company. The balance of this estimated liability at June 30, 2007 and December 31, 2006, was $935,000 and is included in other liabilities in the consolidated balance sheets.

17. Subsequent Events

Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

On July 25, 2007, the Company redeemed 100% of the trust preferred securities outstanding of Trust III and Trust V. There were $15,000,000 of trust preferred securities outstanding in Trust III, the redemption price was 106.15%, and the Company had $364,000 of unamortized issuance costs associated with this issue that will be charged to earnings in the third quarter of 2007. Accordingly, in the third quarter of 2007 the Company will record a pre-tax charge of $1,287,000 associated with this redemption including unamortized issuance costs. The balance of Trust V was $5,000,000, the redemption price was 100%, and unamortized issuance costs were $69,000, which will be charged to earnings in the third quarter of 2007. The Company drew $11 million on the two credit facilities disclosed in Note 11, together with cash on hand to fund these redemptions.

UWBK Fund Management, Inc.

In July 2007, the Company created a new subsidiary, UWBK Fund Management, Inc. and formed an organization, UWBK Colorado Fund, LLC, that will consider making mezzanine investments in borrowers to whom United Western Bank is the senior lender. The fund closed on July 20, 2007 with initial capital of $3.25 million, of which $1 million was contributed by the Company. The fund will be accounted for under the equity method as the Company is the general partner.

The Company’s Board of Directors has agreed to indemnify the outside directors of the UWBK Colorado Fund, LLC, in the amount of $3 million. This is in addition to the $2 million director’s liability coverage obtained by UWBK Colorado Fund, LLC.

Dividend

On August 2, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per common share to shareholders of record on September 5, 2007. The dividend is payable September 18, 2007.

Stock Repurchase Plan

On August 2, 2007, the Company’s Board of Directors authorized the repurchase of up to 5% of the outstanding shares of the Company’s common stock. The Company currently has 77,829 shares available for repurchase under the stock repurchase plan approved in 2006. The stock repurchase plan approved on August 2, 2007, allows the Company to repurchase an additional 361,289 shares, for a total of 439,118 common shares available for repurchase. Stock repurchases are part of the Company’s capital management plan and strategy. Such repurchases will be made from time to time in accordance with the Company’s Fair Disclosure and Insider Trading policies as well as based on capital, liquidity and other factors.

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

Forward-Looking Statements

Certain statements included in this report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to significant risks and uncertainties. Forward-looking statements include information concerning our future results, interest rates, loan and deposit growth, operations, community bank implementation and business strategy. These statements often included terminology such as “may,” “will,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. As you consider forward-looking statements, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward-looking statements. These factors include but are not limited to: the successful implementation of our community banking strategies, the timing of regulatory approvals or consents for new branches or other contemplated actions; the availability of suitable and desirable locations for additional branches; the continuing strength of our existing business, which may be affected by various factors, including but not limited to interest rate fluctuations, level of delinquencies, defaults and prepayments, general economic conditions, competition, legal and regulatory developments and the risks and uncertainties discussed herein, and the uncertainties set forth from time to time in the in the Company’s other periodic reports filings and public statements. You should keep in mind that any forward-looking statements made herein speak only as of the date on which they were made. New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us. We do not intend to, update or revise any forward-looking statements after the date on which they are made. In light of all the foregoing risks and uncertainties, you should keep in mind that any forward-looking statement made in this document or elsewhere may not reflect actual results. Our risk factors are discussed in greater detail in Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2006, and in Item 1A. “Risk Factors” in this report.

Overview

The transition of the Company’s balance sheet continues and the results to date are positive. Community bank loans increased $64.3 million in the second quarter of 2007 and are now $526.7 million. This compares favorably to wholesale residential loans which declined to $505 million at June 30, 2007. This is the first time community bank loans have exceeded wholesale residential loans. For the first half of 2007 community bank loans have grown $125.2 million, net of repayments and of approximately $15.4 million of sales of SBA division loans. The continued growth in these community bank loans has positively impacted the Company’s net interest margin, net interest income and results of operations.

Net interest margin for the second quarter of 2007 was 3.38%, which is a 74 basis point increase over the net interest margin of 2.64% for the second quarter of 2006. Continued growth in community bank loans, improvement in liability mix and repricing of selected institutional deposits contributed to a $3.3 million, or 24%, increase in net interest income before provision for credit losses as compared to the second quarter of 2006.

Net interest income after provision for credit losses increased $3.8 million, or 31%, to $16.2 million for the second quarter of 2007 compared to $12.4 million for the second quarter of 2006. The increase in net interest income after provision for credit losses is attributable to the factors discussed above affecting net interest margin and to changes in the allowance for credit losses resulting from the growth in the community bank portfolio, the runoff in the residential portfolio and the change in residential nonperforming loans. See “Provision for Credit Losses” below for additional details.

Income from continuing operations for the second quarter of 2007 was $2.24 million, or $.31 per diluted share, compared to income from continuing operations of $204,000, or $.03 per diluted share, in the second quarter of 2006. There were no significant non-recurring items included in the results from continuing operations for the second quarter of 2007. The results of the second quarter of 2006 included the following non-recurring items: settlement of litigation matters at a Company subsidiary which resulted in income of $300,000. The retention of a recourse obligation in connection with the sale of ABS School Services, LLC, resulted in a $950,000 charge to earnings in the period, included in other general and administrative expenses. Also, in the second quarter of 2006 the Company realized fees from the deployment of New Markets Tax Credits of $584,000, which was included in other noninterest income.

For the six months ended June 30, 2007 net interest margin increased 59 basis points to 3.25% as compared to 2.66% for the first half of 2006. Net interest income was $32.6 million for the first half of 2007, an increase of $5.7 million, or 21%, from the first half of 2006. Net interest margin and net interest income increased due to the factors discussed above.

The Company experienced an increase in nonperforming loans during the first half of 2007. At June 30, 2007, total nonperforming loans increased $3.9 million to $12.3 million as compared to $8.4 million at December 31, 2006. Nonperforming loans consist of two separate classes of assets, residential mortgages and commercial loans. Nonperforming commercial loans continued at modest levels in absolute terms and as a percentage of the commercial portfolio. Nonperforming commercial totaled $2.8 million and $2.5 million at June 30, 2007, and December 31, 2006, respectively. Nonperforming commercial loans net of U.S. Government guarantees totaled $522,000 and $908,000 June 30, 2007, and December 31, 2006, respectively.

The Company’s wholesale residential loan portfolio is experiencing an increase in nonperforming loans consistent with the increases in the national residential loan marketplace. Nonperforming residential loans totaled $9.5 million at June 30, 2007, as compared to $5.9 million, at December 31, 2006. This represents 1.88% and 0.97%, of the residential portfolio for those respective periods. This portfolio is a geographically diversified portfolio and management believes its performance will generally track conditions in the national market place. We anticipate the level of nonperforming loans in the portfolio prospectively will be generally consistent within the national and regional economic markets in which the loans are located.

As described in Note 17 to the Consolidated Financial Statements, the Company called and redeemed Trust III and Trust V on July 25, 2007. In connection with that redemption, the Company incurred a call premium charge of $923,000 and charged off deferred issuance costs associated with the debt of $433,000. These charges, which total $1.36 million, will negatively impact the results of the third quarter of 2007. Management estimates these charges will be recovered within approximately 2 years primarily via lower costs of other debt.

The primary source of the Company’s net revenue is net interest income after provision for credit losses, which is the difference between total interest earned on interest earning assets and total interest incurred on interest bearing liabilities less provision for credit losses. Our net income is also significantly affected by other income and other expenses. The provision for credit losses reflects the amount added to the allowance for credit losses that we believe is needed to ensure the allowance is adequate to cover probable inherent losses in the loan portfolio. Noninterest income or other income consists of loan administration fees, custodial and administrative service fees, net gains on sale of assets, net gains on sale of loans and securities, brokerage fees, litigation settlements, and other operating income. The category of other expenses includes compensation and employee benefits, subaccounting fees, amortization of mortgage servicing rights, occupancy and equipment, mortgage servicing rights subservicing fees, professional fees, data processing, and other operating expenses.

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

Comparison of Results of Operations for the Quarters Ended June 30, 2007 and June 30, 2006

Income from Continuing Operations. For the quarter ended June 30, 2007, we earned $2.24 million from continuing operations, or $.31 per basic share and per diluted share, as compared to $204,000, or $.03 per basic and diluted share, for the quarter ended June 30, 2006. The increase in earnings was principally a result of the increase in net interest income after provision.

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

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Wholesale assets:
Residential mortgage loans	$533,285	$6,931	5.20%	$749,731	$8,825	4.71%
Purchased SBA loans and securities	220,372	3,152	5.74	304,046	4,948	6.51
Mortgage-backed securities	671,468	8,880	5.29	633,063	8,059	5.09
Total Wholesale Assets	1,425,125	18,963	5.32	1,686,840	21,832	5.18
Community bank loans:
Commercial real estate loans	168,733	3,144	7.47	78,338	1,311	6.71
Construction and development loans	118,107	2,766	9.39	43,538	1,015	9.35
Originated SBA loans	94,965	2,193	9.26	98,754	2,417	9.82
Multifamily loans	56,995	941	6.60	61,978	861	5.56
Commercial loans	47,706	1,077	9.06	7,406	134	7.26
Consumer and other loans	10,440	194	7.45	1,040	25	9.64
Total Community Bank Loans	496,946	10,315	8.33	291,054	5,763	7.94
Interest-earning deposits	23,558	304	5.11	20,606	248	4.81
FHLBank stock	38,367	513	5.36	40,958	577	5.64
Total interest-earning assets	1,983,996	30,095	6.07%	2,039,458	28,420	5.57%

Noninterest-earning assets:
Cash	18,880			15,875
Allowance for credit losses	(8,989)			(9,350)
Premises and equipment	10,810			17,364
Other assets	81,889			98,928
Total noninterest-earning assets	102,590			122,817
Total assets	$2,086,586			$2,162,275

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$178	$1	1.27%	$179	$1	1.27%
Money market and NOW accounts	1,331,708	8,394	2.53	1,040,238	4,978	1.91
Certificates of deposit	35,598	372	4.19	81,244	887	4.37
FHLBank borrowings	193,663	2,257	4.61	627,340	7,469	4.76
Repurchase Agreements	75,415	912	4.78	-	-	0.00
Borrowed money and junior subordinated debentures	66,103	1,438	8.61	73,887	1,636	8.86
Total interest-bearing liabilities	1,702,665	13,374	3.14%	1,822,888	14,971	3.29%

Noninterest-bearing liabilities:
Demand deposits (including custodial
escrow balances)	249,903			212,945
Other liabilities	20,598			19,674
Total noninterest-bearing liabilities	270,501			232,619
Shareholders’ equity	113,420			106,768
Total liabilities and shareholders’ equity	$2,086,586			$2,162,275

Net interest income before provision for credit
Losses		$16,721			$13,449
Interest rate spread			2.93%			2.28%
Net interest margin			3.38%			2.64%
Ratio of average interest-earning assets to average
interest-bearing liabilities			116.52%			111.88%

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

	Quarter Ended June 30,
	2007 vs. 2006
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Wholesale assets:
Residential mortgage loans	$(4,094)	$2,200	$(1,894)
Purchased SBA loans and securities	(1,256)	(540)	(1,796)
Mortgage-backed securities	501	320	821
Community bank loans:
Commercial real estate loans	1,669	164	1,833
Construction and development loans	1,746	5	1,751
Originated SBA loans	(91)	(133)	(224)
Multifamily loans	(170)	250	80
Commercial loans	902	41	943
Consumer and other loans	186	(17)	169
Interest-earning deposits	39	17	56
FHLBank stock	(36)	(28)	(64)
Total interest-earning assets	(604)	2,279	1,675

Interest-bearing liabilities:
Passbook accounts	-	-	-
Money market and NOW accounts	1,584	1,832	3,416
Certificates of deposit	(480)	(35)	(515)
FHLBank borrowings	(4,985)	(227)	(5,212)
Repurchase Agreements	456	456	912
Borrowed money	(156)	(42)	(198)
Total interest-bearing liabilities	(3,581)	1,984	(1,597)
Change in net interest income before provision for credit losses	$2,977	$295	$3,272

Net interest income before provision for credit losses increased $3.3 million, or 24%, to $16.7 million for the quarter ended June 30, 2007 as compared to $13.4 million for the quarter ended June 30, 2006. Net interest margin increased 74 basis points to 3.38% for the quarter ended June 30, 2007 from 2.64% for the quarter ended June 30, 2006. The increase in net interest income before provision for credit losses is attributable to the overall balance sheet conversion. Interest income increased $1.7 million to $30.1 million for the quarter ended June 30, 2007 as compared to $28.4 million for the quarter ended June 30, 2006. Average community bank loans increased to $497 million for the quarter ended June 30, 2007 compared to $291 million for the quarter ended June 30, 2006. The yield on those assets increased to 8.33% for the second quarter of 2007 as compared to 7.94% for the second quarter of 2006. This increase can be attributed to the performance of our regional banking teams. During the same period the average balance of wholesale assets declined by $262 million to $1.425 billion for the quarter ended June 30, 2007 as compared to $1.687 billion for the quarter ended June 30, 2006. The decline in the balance of wholesale assets is consistent with our strategy to deemphasize these assets and is principally comprised of repayments from borrowers but also supplemented with periodic sales. In total the Company reduced average balance of interest-earning assets to $1.98 billion for the quarter ended June 30, 2007 as compared to $2.04 billion for the quarter ended June 30, 2006, this decline is part of our overall de-leveraging strategy.

In comparison to the second quarter of 2006, the Company increased the yield on interest-earning assets 50 basis points to 6.07% for the quarter ended June 30, 2007 as compared to 5.57% for the quarter ended June 30, 2006. The increased yield is largely attributable to the change in mix of assets discussed above.

The residual wholesale assets continue to negatively impact our total yield on assets. As shown, the yield on wholesale assets increased 14 basis points to 5.32% for the second quarter of 2007 as compared to the 5.18% yield for the second quarter of 2006. The yield on residential loans increased 49 basis points between the second quarter of 2007 and 2006; however, the overall yield was 5.20%, which continues to be approximately equal to our marginal cost of wholesale liabilities. Included in this portfolio is a $72 million portfolio of loans that has generally repaid slower than we originally anticipated and currently has an average coupon of 4.39%. This portfolio is becoming a larger portion of the remaining residential portfolio and we believe it may impact the overall yield prospectively.

The yield on purchased SBA loans and securities declined by 77 basis points to 5.74% for the second quarter of 2007 verses second quarter of 2006. This decrease was caused by accelerated repayments in this portfolio. As a result, premium amortization was $902,000 in the second quarter of 2007 compared to $482,000 in the second quarter of 2006. Premium amortization of $902,000 for the second quarter of 2007 was favorable to the first quarter of 2007 when premium amortization was $1.28 million. Management believes, however, that repayments may accelerate in the third quarter and thus, prospectively, amortization may increase from the second quarter of 2007 level. Yields on mortgage-backed securities increased 20 basis points from 5.09% for the second quarter of 2006 to 5.29% for the second quarter of 2007 due to certain securities reaching the interest rate reset date. Other than securities purchased for Community Reinvestment Act purposes, the Company has not purchased investment securities during 2007.

The Company’s net interest income between the second quarters of 2007 and 2006 was also favorably impacted by a change in the mix of liabilities, which resulted in an overall reduction in the cost of interest-bearing liabilities and a decline in the average balance of interest-bearing liabilities. Average interest-bearing liabilities declined $120 million in the period from $1.82 billion for 2006 compared to $1.70 billion for 2007. This decline occurred while average noninterest-bearing deposits increased $37 million between the periods and average assets declined by $76 million. The majority of average noninterest-bearing deposits are primarily institutional deposits that are subject to subaccounting fees. The cost of our liabilities decreased 15 basis points to 3.14% for the quarter ended June 30, 2007 compared to 3.29% for the quarter ended June 30, 2006. The decrease was attributed to increases in average balances of various institutional deposit relationships, which allowed the Company to repay wholesale borrowings. During the quarter, we reduced the pricing of several of the Company’s institutional deposit relationships. As a result, we anticipate that certain institutional deposit balances may be withdrawn, in which event we would expect those deposits to be replaced with wholesale borrowings at an equivalent or lower all-in cost.

With this quarter, we have reported net interest margin expansion for the sixth consecutive quarter since the implementation of our community banking strategy. Community bank loans now account for 25% of our interest-earning assets and yielded 8.33% compared to 5.32% for the wholesale assets. We expect that our percentage of community banking assets will continue to increase in the future.

Provision for Credit Losses. The provision for credit losses was $567,000 for the quarter ended June 30, 2007, compared to $1,071,000 for the quarter ended June 30, 2006. The provision for credit losses for the second quarter 2007 is principally reflective of the growth of $64.3 million of community bank loans. Due to pay downs from the residential portfolio the required allowance for credit losses was reduced, however this reduction was offset by an increase in nonperforming residential loans. The provision expense for the second quarter of 2006 included provisions for principally commercial loans that demonstrated weakening conditions, which conditions were substantially resolved in the last half of 2006. For a discussion of the Company’s allowance for credit loss methodology see “Critical Accounting Estimates - Allowance for Credit Losses,” and as it relates to nonperforming assets, see “Asset Quality.”

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $197,000, or 10%, to $1.8 million for the quarter ended June 30, 2007, as compared to $2.0 million for the quarter ended June 30, 2006. This decrease is consistent with the decline in our mortgage loan servicing portfolio. Our mortgage loan servicing portfolio decreased to an average balance of $1.20 billion for the quarter ended June 30, 2007 as compared to an average balance of $1.54 billion for the quarter ended June 30, 2006. Our average service fee rate (including all ancillary income) of 0.55% for the second quarter of 2007 was eight basis points higher than the 0.47% rate for the second quarter of 2006. The Company anticipates loan administration fees will continue to decrease as its servicing portfolio decreases through normal amortization and prepayments.

Custodial and Administration Services. Service fees increased $379,000, or 23%, to $2.0 million for the quarter ended June 30, 2007, as compared to $1.7 million for the quarter ended June 30, 2006. The increase is due to continued growth generated by Sterling Trust. Total accounts under administration increased approximately 18.1% to 55,319 accounts at June 30, 2007, as compared to 46,824 accounts at June 30, 2006, and total assets under administration increased to $4.2 billion at June 30, 2007, from $3.42 billion at June 30, 2006. The increase is due to the successful marketing and growth efforts of Sterling Trust’s management team.

Gain on Sale of Loans and Securities. Gain on sale of loans and securities was $81,000 for the quarter ended June 30, 2007, as compared to $140,000 for the quarter ended June 30, 2006. During the second quarter of 2007, the Company sold $2.9 million of SBA originated loans. The loans were part of our management of industry concentrations and regular sales of the guaranteed portion of SBA originated loans. These sales generated gains of $74,000 in the quarter. Also in the second quarter of 2007, the Company sold $23 million of residential loans and realized gains of approximately $7,000. The corresponding quarter of 2006 gain on sale included gains from the sale of securities net of losses realized from the sale of SBA purchased loans. Gain on sale of loans and securities can fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, the particular loan portfolios we elect to sell and market conditions.

Litigation Settlements. The category of litigation settlements includes amounts recovered as a result of legal actions against third parties related to losses sustained by the Company in prior years. In the quarter ended June 30, 2006 the Company realized a litigation settlement of $300,000. There was no comparable gain in the second quarter of 2007.

Other Income. Other income, which includes equity in earnings of unconsolidated subsidiaries, income earned on bank owned life insurance, brokerage revenue from First Matrix Investment Services Corp., fee income related to monetization of and management services provided under the New Market Tax Credits program, until September 2006 rental income, and other miscellaneous items, decreased $507,000 to $805,000 for the quarter ended June 30, 2007, as compared to $1.3 million for the quarter ended June 30, 2006. The decrease is primarily due to inclusion of $628,000 of rental income from the United Western Financial Center in the second quarter of 2006 as compared to $0 for the second quarter of 2007, which is partially offset by the gain from the sale leaseback of the building that is recognized ratably over the lease term as a reduction in occupancy and equipment expense. Also, equity earnings of $180,000 were realized in the second quarter of 2006 from our former subsidiary Matrix Asset Management compared to $0 for the second quarter of 2007.

Noninterest Expense. Noninterest expense increased $178,000, or 1%, to $17.8 million for the quarter ended June 30, 2007 as compared to $17.6 million for the quarter ended June 30, 2006. The following table details the major components of noninterest expense for the periods indicated:

	Quarter Ended
	June 30,
	2007	2006
	(Dollars in thousands)

Compensation and employee benefits	$6,562	$5,210
Amortization of mortgage servicing rights	1,004	1,549
Occupancy and equipment	728	1,161
Postage and communication	326	263
Professional fees	682	592
Mortgage servicing rights subservicing fees	511	639
Data processing	214	217
Subaccounting fees	5,770	5,130
Other general and administrative	2,030	2,888
Total	$17,827	$17,649

Compensation and employee benefits expense increased $1.4 million, to $6.6 million for the quarter ended June 30, 2007 as compared to $5.2 million for the quarter ended June 30, 2006. At June 30, 2006 the Company had 265 employees, many of whom were not employees for the entire second quarter of 2006. At June 30, 2007, the company had 318 employees, an increase of 53, of which 45 are employees at United Western Bank. This increase includes many of the members of our regional branch banking teams and credit administration team to implement our community banking strategy. Included in compensation and employee benefits were costs of $241,000 and $128,000 for the Company’s stock-based compensation plans for the quarter ended June 30, 2007 and 2006, respectively. The increase in stock-based compensation expense is reflective of the additional hires to implement our business strategy.

Amortization of mortgage servicing rights decreased $545,000, or 35%, to $1.0 million for the quarter ended June 30, 2007 as compared to $1.5 million for the quarter ended June 30, 2006. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loans within the portfolio. The average balance in our mortgage servicing rights portfolio decreased to $1.20 billion at June 30, 2007 as compared to $1.54 billion at June 30, 2006. Prepayment speeds on our servicing portfolio were 20.8% for the quarter ended June 30, 2007 as compared to 24.3% for the quarter ended June 30, 2006.

Occupancy and equipment expense declined $433,000, or 37%, to $728,000 for the quarter ended June 30, 2007 as compared to $1.2 million for the quarter ended June 30, 2006. The Company recognized $283,000 of amortization of deferred gain as a reduction of occupancy expense for the quarter ended June 30, 2007. This amount represents amortization for the period of the deferred gain resulting from the sale-leaseback of the United Western Financial Center, which is being amortized into income over the 10-year term of the lease. Other factors include the elimination of approximately $266,000 of depreciation on the United Western Financial Center that was incurred in the second quarter of 2006 that is no longer incurred. These two items were partially offset by increases associated with our new branch locations.

Subaccounting fees, which represent fees paid to third parties to service depository accounts on our behalf, are incurred at United Western Bank in respect of custodial and institutional deposits. Such fees increased $640,000, or 12%, to $5.8 million for the quarter ended June 30, 2007 compared to $5.1 million for the quarter ended June 30, 2006. This increase was due to an increase in the average deposits subject to subaccounting fees, which increased $116 million, or 11%, for the quarter ended June 30, 2007 to $1.13 billion from $1.01 million for the quarter ended June 30, 2006. In addition, subaccounting fees are generally tied to the Federal Open Market Committee target rate for overnight deposits. The average target rate for the second quarter of 2007 was 5.25% compared to 4.90% for the second quarter of 2006.

The remainder of noninterest expense, which includes postage and communication expense, professional fees, mortgage servicing rights subservicing fees, data processing costs and other general and administrative expenses decreased approximately $836,000 to $3.8 million for the quarter ended June 30, 2007 as compared to $4.6 million for the quarter ended June 30, 2006. The decrease was primarily related to a charge of $950,000 taken to reflect a retained recourse liability in connection with the sale of a former subsidiary, ABS School Services, LLC. The Company recorded, recoveries of previously recorded lower of cost or market valuation allowance of $253,000 and $290,000 in the second quarter of 2007 and 2006, respectively. Primarily, these recoveries occurred as a result of the repayment of loans previously impaired.

Income Taxes. The provision for income taxes from continuing operations for the quarter ended June 30, 2007 was $774,000 as compared to a benefit of $102,000 for the quarter ended June 30, 2006. Our effective tax rate was affected by the utilization of tax credits generated by a subsidiary of United Western Bank and the amount of tax-exempt income at United Western Bank in proportion to the level of income from continuing operations. Our effective tax rate was 25.7% for the quarter ended June 30, 2007 as compared to (100%) for the quarter ended June 30, 2006. For the quarter ended June 30, 2007, our effective tax rate was favorably impacted by the utilization of $279,000 of New Market Tax Credits, as compared to $183,000 for the second quarter of 2006.

Comparison of Results of Operations for the Six Months Ended June 30, 2007 and June 30, 2006

Income from Continuing Operations. For the six months ended June 30, 2007, we earned $4.5 million from continuing operations, or $.62 per basic share and per diluted share, as compared to $4.1 million, or $.51 per basic and $.50 per diluted share, for the six months ended June 30, 2006. In the first half of 2007 as compared to the first half of 2006, the Company increased net interest income after provision for credit losses by $6.8 million, or 27%. This was the result of the implementation of our community banking strategy. Noninterest income declined $4.6 million to $10.0 million for the six months ended June 30, 2007 due to certain items that occurred in 2006 that were not present in 2007. Noninterest expense increased $1.8 million to $35.7 million for the six months ended June 30, 2007, which was affected by certain transitional items in the first half of 2006 and by higher subaccounting fees in the first half of 2007 as compared to 2006.

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
	(Dollars in thousands)
Assets
Interest-earning assets:
Wholesale assets:
Residential mortgage loans	$557,931	$14,573	5.22%	$793,921	$18,537	4.67%
Purchased SBA loans and securities	227,928	6,155	5.45	311,804	9,808	6.29
Mortgage-backed securities	703,510	18,594	5.29	572,200	14,308	5.00
Total Wholesale Assets	1,489,369	39,322	5.28	1,677,925	42,653	5.08
Community bank loans:
Commercial real estate loans	160,215	5,934	7.47	70,231	2,305	6.62
Construction and development loans	109,213	5,050	9.32	42,509	1,926	9.14
Originated SBA loans	98,674	4,609	9.42	97,975	4,474	9.21
Multifamily loans	57,441	1,868	6.50	64,653	1,890	5.85
Commercial loans	35,482	1,560	8.87	6,124	201	6.62
Consumer and other loans	9,924	381	7.74	834	40	9.67
Total Community Bank Loans	470,949	19,402	8.31	282,326	10,836	7.74
Interest-earning deposits	18,869	483	5.09	21,037	505	4.81
FHLBank stock	39,451	1,105	5.65	39,485	1,078	5.46
Total interest-earning assets	2,018,638	60,312	6.00%	2,020,773	55,072	5.45%

Noninterest-earning assets:
Cash	20,494			17,482
Allowance for credit losses	(8,990)			(8,771)
Premises and equipment	10,150			17,273
Other assets	83,214			109,866
Total noninterest-earning assets	104,868			135,850
Total assets	$2,123,506			$2,156,623

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$156	$1	1.29%	$276	$2	1.45%
Money market and NOW accounts	1,243,066	14,654	2.38	998,036	8,606	1.72
Certificates of deposit	35,940	741	4.16	68,845	1,461	4.24
FHLBank borrowings	316,981	7,741	4.86	661,486	14,896	4.50
Repurchase Agreements	68,182	1,651	4.82	-	-	0.00
Borrowed money and junior subordinated
debentures	66,159	2,906	8.74	74,074	3,190	8.61
Total interest-bearing liabilities	1,730,484	27,694	3.21%	1,802,717	28,155	3.12%

Noninterest-bearing liabilities:
Demand deposits (including custodial
escrow balances)	259,759			213,214
Other liabilities	20,677			28,996
Total noninterest-bearing liabilities	280,436			242,210
Shareholders’ equity	112,586			111,696
Total liabilities and shareholders’ equity	$2,123,506			$2,156,623

Net interest income before provision for credit
Losses		$32,618			$26,917
Interest rate spread			2.79%			2.33%
Net interest margin			3.25%			2.66%
Ratio of average interest-earning assets to average
interest-bearing liabilities			116.65%			112.10%

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

	Six Months Ended June 30,
	2007 vs. 2006
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Wholesale assets:
Residential mortgage loans	$(5,977)	$2,013	$(3,964)
Purchased SBA loans and securities	(2,434)	(1,219)	(3,653)
Mortgage-backed securities	3,434	852	4,286
Community bank loans:
Commercial real estate loans	3,298	331	3,629
Construction and development loans	3,084	40	3,124
Originated SBA loans	32	103	135
Multifamily loans	(223)	201	(22)
Commercial loans	1,269	90	1,359
Consumer and other loans	351	(10)	341
Interest-earning deposits	(51)	29	(22)
FHLBank stock	(1)	28	27
Total interest-earning assets	2,782	2,458	5,240

Interest-bearing liabilities:
Passbook accounts	(1)	-	(1)
Money market and NOW accounts	2,363	3,685	6,048
Certificates of deposit	(692)	(28)	(720)
FHLBank borrowings	(8,262)	1,107	(7,155)
Repurchase Agreements	826	825	1,651
Borrowed money	(333)	49	(284)
Total interest-bearing liabilities	(6,099)	5,638	(461)
Change in net interest income before provision for credit losses	$8,881	$(3,180)	$5,701

Net interest income before provision for credit losses increased $5.7 million, or 21%, to $32.6 million for the six months ended June 30, 2007 as compared to $26.9 million for the six months ended June 30, 2006. Net interest margin increased 59 basis points to 3.25% for the six months ended June 30, 2007 from 2.66% for the six months ended June 30, 2006. The increase in net interest income before provision for credit losses was attributable to the mix of interest earning assets and interest bearing liabilities and an overall decline in average interest bearing liabilities.

For the six months ended June 20, 2007, community bank loans averaged $471 million compared to $282 million for the six months ended June 30, 2006. The yield on community bank loans increased 57 basis points from 7.74% for the first six months of 2006 to 8.31% for the first six months of 2007. Interest income from community bank loans increased $8.6 million to $19.4 million compared to $10.8 million for the first six months of 2006. The increase in community bank loans is attributable to our banking team’s loan production. The increase in yield is related to the last increase in the prime rate versus the rate that was in effect on June 30, 2006 as well as the reduced impact of certain lower yielding legacy community bank multifamily loans and triple-net loans, which are a component of the commercial real estate loans included in the portfolio in the first half of 2007 as compared to 2006.

Wholesale assets declined an average of $189 million to $1.49 billion for the first six months of 2007 as compared to $1.68 billion for the first six months of 2006. The yield on wholesale assets increased 20 basis points to 5.28% for the six months ended June 30, 2007 as compared to 5.08% for the six months ended June 30, 2006. Total wholesale interest income declined by $3.3 million to $39.3 million for six months ended June 30, 2007 as compared to $42.7 million for the six months ended June 30, 2006. Residential mortgage loans increased in yield 55 basis points; however, this level of yield is slightly below our marginal cost of wholesale borrowings at June 30, 2007. The residential portfolio continued to runoff rapidly so that between the six month periods, the balance declined $236 million. The yield on SBA purchased loans declined to 5.45% for the six months ended June 30, 2007 compared to 6.29% for the six months ended June 30, 2006 due principally to increased premium amortization. Premium amortization due to repayments of principal and repayment of SBA purchased loans was $2.2 million for the first half of 2007 compared to $922,000 for the first half of 2006. Yields on mortgage-backed securities increased 29 basis points from 5.00% for the six months of 2006 to 5.29% for the six months of 2007. The average balance of securities increased $131 million due to purchases in the third and fourth quarter of 2006. Prospectively, we anticipate continued accelerated repayments of wholesale assets. If repayments are not sufficient to meet our balance sheet transition plans, we will consider the sale of certain wholesale assets to assist us in accelerating our ongoing balance sheet transformation.

The Company’s net interest income between the six months ended June 30, 2007 and 2006 was favorably impacted by the decline in our average interest-bearing liabilities. Average interest-bearing liabilities declined $72 million in the period from $1.80 billion for the 2006 period compared to $1.73 billion for the 2007 period. This decline is related to the overall decline in average assets of $33 million and the increase in noninterest bearing deposits of $47 million. The average noninterest-bearing deposits are primarily institutional deposits that are subject to subaccounting fees. The cost of our liabilities increased 9 basis points to 3.21% for the six months ended June 30, 2007 compared to 3.12% for the six months ended June 30, 2006. The increase in the cost was relatively modest as the Company grew its money market deposits by $245 million between the periods allowing wholesale borrowings to decline.

Provision for Credit Losses. The provision for credit losses was $925,000 for the six months ended June 30, 2007, compared to $2.03 million for the six months ended June 30, 2006. The provision for credit losses for the first six months of 2007, is reflective of the growth of nearly $125 million of community bank loans offset by pay downs of residential mortgage loans and improvements in the underlying evaluation of loan grades for certain commercial loans in the period. The provision expense for the first six months of 2006 included the Company’s reevaluation of loan loss reserve levels associated with the commercial loan portfolio that existed at that time. During the first six months of 2006, United Western Bank’s credit risk management team revised the estimated loss factors that are applied to certain commercial loans to reflect credit and risk management’s experience with inherent losses in these types of loans; in addition the provision included amounts for commercial loans that demonstrated weakening conditions that were substantially resolved in the last half of 2006. For a discussion of the Company’s allowance for loan losses methodology see “Critical Accounting Estimates - Allowance for Loan Losses,” and as it relates to nonperforming assets, see “Asset Quality.”

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $771,000, or 18%, to $3.5 million for the six months ended June 30, 2007, as compared to $4.2 million for the six months ended June 30, 2006. This decrease is consistent with the decline in our mortgage loan servicing portfolio. Our mortgage loan servicing portfolio decreased to an average balance of $1.24 billion for the six months ended June 30, 2007 as compared to an average balance of $1.60 billion for the six months ended June 30, 2006. Our average service fee rate (including all ancillary income) of 0.52% for the first six months of 2007 was three basis points higher than the 0.49% rate for the first six months of 2006. The Company anticipates loan administration fees will continue to decrease as its servicing portfolio decreases through normal amortization and prepayments.

Custodial and Administration Services. Service fees increased $667,000, or 20%, to $4.0 million for the six months ended June 30, 2007, as compared to $3.4 million for the six months ended June 30, 2006. The increase is due to continued growth generated by Sterling Trust and the trend in revenue is consistent with the discussion above under “Comparison of Results of Operations for the Quarters Ended June 30, 2007 and 2006 - Custodial and Administration Services.”

Gain on Sale of Loans and Securities. Gain on sale of loans and securities was $914,000 for the six months ended June 30, 2007, as compared to $391,000 for the six months ended June 30, 2006. During the first six months of 2007, the Company sold $15.4 million of SBA originated loans. The loans included loans we elected to sell to manage industry concentrations. These sales generated gains of $809,000 in the six months. Also in the first six months of 2007, we sold three securities from our available for sale securities portfolio, principally to assist in the de-leveraging of the balance sheet. The gain on sale of these securities was $98,000. We also sold $23 million of residential loans and realized a gain of $7,000. The first six months of 2006 gain on sale included gains from sale of delinquent loans purchased out of loan pools for which Matrix Financial was acting as servicer, and then re-sold into the secondary market, as well as gains on the sale of originated SBA loans and a loss on sale of SBA purchased loans. Gains on sale of loans and securities can fluctuate significantly from period to period based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, the particular loan portfolios we elect to sell and market conditions.

Litigation Settlements. Litigation settlements include amounts recovered as a result of legal actions against third parties related to losses sustained by the Company in prior years. In the six months ended June 30, 2006 the Company negotiated three litigation settlements one at United Western Bank and two at Matrix Financial Services Corporation, and realized $2.6 million. No comparable amounts were recovered in the first six months of 2007.

Other Income. Other income, which includes equity in earnings of unconsolidated subsidiaries, income earned on bank owned life insurance, fee income related to monetization of and management services provided under the New Market Tax Credits program, brokerage revenue from First Matrix Investment Services Corp., until September 2006 rental income, and other miscellaneous items, decreased $2.5 million to $1.6 million for the six months ended June 30, 2007, as compared to $4.1 million for the six months ended June 30, 2006. The decrease is primarily due to the following items for which there was revenue indicated for the first six months of 2006 and no revenue reported for the six months ended June 30, 2007: $1.2 million of rental income from the United Western Financial Center, $584,000 of fees from the deployment of New Market Tax Credits and $322,000 of equity earnings of our former subsidiary Matrix Asset Management. Additionally, for the six months ended June 30, 2007 brokerage revenue was $99,000 compared to $563,000 for the six months ended June 30, 2006 due principally to lower levels of revenue associated with buying, pooling and selling guaranteed portions of SBA loans.

Noninterest Expense. Noninterest expense increased $1.8 million, or 5.4%, to $35.7 million for the six months ended June 30, 2007 as compared to $33.8 million for the six months ended June 30, 2006. The following table details the major components of noninterest expense for the periods indicated:

	Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)

Compensation and employee benefits	$12,902	$10,889
Amortization of mortgage servicing rights	1,982	3,066
Recovery of mortgage servicing rights	-	(276)
Occupancy and equipment	1,378	2,121
Postage and communication	629	550
Professional fees	1,188	1,135
Mortgage servicing rights subservicing fees	1,031	1,320
Data processing	401	439
Subaccounting fees	11,754	9,768
Other general and administrative	4,395	4,833
Total	$35,660	$33,845

Compensation and employee benefits expense increased $2.0 million, or 18%, to $12.9 million for the six months ended June 30, 2007 as compared to $10.9 million for the six months ended June 30, 2006. This increase is due to costs for employees, including our regional banking teams and the credit administration team added at United Western Bank to implement our community banking strategy. Included in compensation and employee benefits were costs of $453,000 and $227,000 for the Company’s stock based compensation plans for the six months ended June 30, 2007 and 2006, respectively. The increase in stock based compensation expense is consistent with the hiring of new employees to implement our business strategy.

Amortization of mortgage servicing rights decreased $1.1 million, or 35%, to $2.0 million for the six months ended June 30, 2007 as compared to $3.1 million for the six months ended June 30, 2006. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loans within the portfolio. The average balance in our mortgage servicing rights portfolio decreased to $1.24 billion at June 30, 2007 as compared to $1.60 billion at June 30, 2006. Prepayment speeds on our servicing portfolio were 20.8% for the six months ended June 30, 2007 as compared to 22.7% for the six months ended June 30, 2006.

There was no additional charge against, or recovery in the impairment of, mortgage servicing rights for the six months ended June 30, 2007, as compared to an impairment recovery of $276,000 for the six months ended June 30, 2006. The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor, among other things, to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows. Based on this evaluation, there was no charge or recovery of the impairment recorded during the six months ended June 30, 2007. It is not possible to estimate if future impairments or recoveries of those impairments will occur, and further changes in market interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future periods.

Occupancy and equipment expense declined $743,000, or 35%, to $1.4 million for the six months ended June 30, 2007 as compared to $2.1 million for the six months ended June 30, 2006. The Company recognized $564,000 of amortization of deferred gain as a reduction of occupancy expense for the six months ended June 30, 2007. This amount represents amortization for the period of the deferred gain resulting from the sale-leaseback of our headquarters building, which is being amortized into income over the 10-year term of the lease. Additionally, $574,000 of depreciation on the building was not incurred, these two factors were offset by increases in costs for our branch deployment.

Subaccounting fees, which represent fees paid to third parties to service depository accounts on our behalf, are incurred at United Western Bank in respect of custodial and institutional deposits. Such fees increased $2.0 million, or 20%, to $11.8 million for the six months ended June 30, 2007 compared to $9.8 million for the six months ended June 30, 2006. This increase was due to an increase in the average deposits subject to subaccounting fees, which increased $115 million, or 11%, for the six months ended June 30, 2007 to $1.12 billion from $1.01 million for the six months ended June 30, 2006. In addition, subaccounting fees are generally tied to the Federal Open Market Committee target rate for overnight deposits. The average target rate for the second six months of 2007 was 5.25% compared to 4.66% for the second six months of 2006.

The remainder of noninterest expense, which includes postage and communication expense, professional fees, mortgage servicing rights subservicing fees, data processing costs and other general and administrative expenses decreased approximately $633,000 to $7.6 million for the six months ended June 30, 2007 as compared to $8.3 million for the six months ended June 30, 2006. The decrease was primarily related to the previously discussed recourse charge in 2006 of $950,000. Offsetting the impact of the recourse charge are higher FDIC insurance premiums as a result of the increases in insurance rates associated with the implementation of the Deposit Insurance Reform Act.

Income Taxes. The provision for income taxes from continuing operations for the six months ended June 30, 2007 was $1.6 million, a $45 thousand decline from the six months ended June 30, 2006. Our effective tax rate was affected by utilization of tax credits generated by a subsidiary of United Western Bank and the level of tax-exempt income at United Western Bank in proportion to the level of income from continuing operations. Our effective tax rate was 25.9% for the six months ended June 30, 2007 as compared to 28.3% for the six months ended June 30, 2006. For the six months ended June 30, 2007 our effective tax rate was favorably impacted by the utilization of $559,000 of New Market Tax Credits, as compared to $365,000 for the second six months of 2006.

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

	June 30,	December 31,	June 30,
	2007	2006	2006
	(Dollars in thousands)
Wholesale loans:
Residential mortgage	$504,998	$606,693	$705,087
Guaranteed SBA purchased	139,941	156,308	166,357
Community Bank loans:
Commercial real estate	255,363	224,660	176,184
Construction and development	137,047	87,068	46,002
Commercial	67,812	24,905	18,395
Multifamily	55,463	54,833	60,490
Guaranteed SBA originated	6,129	7,171	6,145
Consumer	4,873	2,845	212
Total loans	$1,171,626	$1,164,483	$1,178,872

Residential mortgage loans declined $200 million between June 30, 2007 and June 30, 2006 and by $101.7 million between June 30, 2007 and December 31, 2006. This decline is consistent with our de-leveraging strategy and our plan to reduce the amount of wholesale loans on our balance sheet. The increases in commercial real estate, construction and development and commercial loans are due to the successful efforts of our community banking teams. Overall loans declined $7.2 million between June 30, 2007 and June 30, 2006 and increased $7.1 million between June 30, 2007 and December 31, 2006. Our goal for the remainder of 2007 is twofold, to reduce total loans, via runoff and possible sale of residential mortgage loans and to add community bank loans of approximately $140 million to our loan portfolio.

Asset Quality

As part of our asset quality function, we monitor nonperforming assets on a regular basis. Loans are placed on nonaccrual when full payment of principal or interest is in doubt or when they are 90 days past due as to either principal or interest. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of loan agreements. These loans are placed under close supervision with consideration given to placing the loan on nonaccrual status, increasing the allowance for credit losses and (if appropriate) partial or full charge-off. Nonaccrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest. After a loan is placed on nonaccrual status, any interest previously accrued but not yet collected is reversed against current income. If interest payments are received on nonaccrual loans, these payments are applied to principal and not taken into income. Loans are not being placed back on accrual status unless back interest and principal payments are made. For certain government-sponsored loans, such as FHA insured and VA guaranteed loans, we continue to accrue interest when the loan is past due 90 or more days, as the majority of the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $6.8 million, $9.1 million and $7.1 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. These accruing loans are not included in the balances of nonperforming loans below.

The following table sets forth our nonperforming assets as of the dates indicated:

	June 30,	December 31,	June 30,
	2007	2006	2006
	(Dollars in thousands)
Residential mortgage	$9,498	$5,895	$7,355
Guaranteed SBA purchased	766	578	1,399
Commercial real estate	340	104	4,278
Construction and development	38	645	1,611
Commercial	144	159	230
Multifamily	-	-	1,952
Guaranteed SBA originated	1,467	1,017	2,317
Total nonperforming loans	12,253	8,398	19,142
REO	3,470	5,403	3,816
Total	$15,723	$13,801	$22,958

At June 30, 2007, total nonperforming loans were $12.3 million compared to $8.4 million at December 31, 2006 and $19.1 million at June 30, 2006. Nonperforming loans consist of two separate classes of assets, residential mortgages and commercial loans. The Company’s wholesale residential loan portfolio is experiencing an increase in nonperforming loans consistent with the increases in the national residential loan marketplace. Nonperforming residential loans totaled $9.5 million, $5.9 million, and $7.4 million, at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. This represents 1.88%, 0.97%, and 1.04%, of the residential portfolio for those respective periods. The $3.6 million increase in residential mortgage nonperforming loans between June 30, 2007 and December 31, 2006 was consistent with the increases in the national market place, particularly occurring in the Rustbelt, western states and Florida. The Company’s residential portfolio is geographically dispersed. The Company owns loans in all 50 states, and concentrations of greater than 5% occur in California, 35%, Illinois, 8%, Georgia 8%, Texas 5%, and Florida 5%. Of the $170 million of loans located in California, 42% were sold to the Company with recourse back to the seller. If any such loan were to become nonperforming the seller has the ability to perform on its recourse obligation. On average the residential portfolio is over five years seasoned, was rigorously underwritten at the time of acquisition, and bore average FICO scores over 700 with reasonable loan to values and debt to income ratios. At June 30, 2007, the Company owned a de minimis amount of mortgages that met the definition of subprime at the date of purchase or origination (less than ½ of one-percent of total loans.) In prior years, the Company originated subprime mortgages through its mortgage banking subsidiary, and occasionally the Bank also purchased subprime mortgages. These activities ceased several years ago, and the Company’s current holdings represent the remainder of such activities. The Company is not now active in the subprime market and has no intention of becoming involved in the future.

We believe the risk of loss associated with this portfolio is considerably lower than losses associated with other types of lending, which is borne by our historical loss experience from the residential portfolio. We expect future levels of nonperforming loans in the residential portfolio to be generally consistent within the national and regional economic markets in which the loans are located.

Nonperforming commercial loans totaled $2.8 million, $2.5 million, and $11.8 million at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. Nonperforming commercial loans net of US Government guarantees totaled $522,000 and $908,000, at June 30, 2007 and December 31, 2006, respectively.

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

The following table shows the activity in the allowance for credit losses for both loans held for sale and loans held for investment for the periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
Allowance for Credit Losses	2007	2006	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$8,895	$10,868	$8,762	$9,997
Provision for credit losses	567	1,071	925	2,028
Charge Offs:	-	-	-	-
Residential mortgage	(247)	(178)	(276)	(368)
Commercial real estate	-	(46)	-	(94)
Commercial	-	-	-	(80)
Construction	-	-	(222)	-
Multifamily		(750)		(750)
Consumer and other	-	-	(17)	(2)

Transfer - ABS sale	-	(1,791)	-	(1,791)

Recoveries:
Residential mortgage	2	23	3	34
Commercial real estate	-	13	7	17
Commercial	-	7	33	8
Construction	-	-	2	-
Multifamily	-	-	-	217
Consumer and other	-	-	-	1
Net charge offs	(245)	(2,722)	(470)	(2,808)
Balance, end of period	$9,217	$9,217	$9,217	$9,217

Net residential mortgage loan charge offs are $245,000, $155,000, $273,000 and $334,000 for the quarters ended June 30, 2007 and 2006 and the six months ended June 30, 2007 and 2006, respectively. On an annualized basis, this represents losses of 17.2 basis points, 7.9 basis points, 8.9 basis points, and 7.5 basis points for those same periods, respectively. Included in the charge offs for the second quarter and six months ended June 30, 2007, is a charge off of $150,000 related to $21.4 million of residential mortgage loans that were transferred from held for investment to held for sale. In accordance with GAAP, these loans were transferred from one category to the other at the lower of cost or market value on an individual loan level basis. These loans were subsequently sold during the quarter ended June 30, 2007. This charge off was the result of our planned de-leveraging strategy and not related to loans that have gone through the foreclosure process. Absent this lower of cost or market charge off, total charge offs for the quarter and six months ended June 30, 2007 were 6.7 basis points and 4.0 basis points, respectively.

The charge off of multifamily loans in the quarter and six months ended June 30, 2006 was related to one legacy loan that United Western Bank ultimately sold to maximize its realization on the asset. Transfer - ABS sale is related to the sale of ABS School Services, LLC, and is discussed further in Note 3 to the financial statements.

The table below provides a breakout of the allowance for loan and lease losses by loan type:

	June 30	December 31,	June 30,
	2007	2006	2006
	(Dollars in thousands)
Residential mortgage	$2,242	$2,469	$2,675
Guaranteed SBA purchased premium	69	77	85
Commercial real estate	3,023	3,210	3,398
Construction and development	1,376	1,110	971
Commercial	858	429	565
Multifamily	1,051	864	1,141
Consumer	48	53	73
Unallocated	550	550	309
Total allowance	$9,217	$8,762	$9,217

The following table presents a summary of significant asset quality ratios for the period indicated:

	June 30,	December 31,	June 30,
	2007	2006	2006

Total nonperforming residential mortgage loans to total residential mortgage loans	1.88%	0.97%	1.04%

Total nonperforming community bank loans to total community bank loans	0.38%	0.48%	3.38%

Total residential mortgage allowance to nonperforming residential mortgages	23.6%	41.9%	36.4%

Total community bank allowance to nonperforming community bank loans	347.2%	322.9%	62.2%

Total residential mortgage allowance to residential mortgages	0.44%	0.41%	0.38%

Total community bank allowance to community bank loans	1.31%	1.55%	2.10%

Total allowance for loan losses to total loans	0.79%	0.75%	0.78%

Total nonaccrual loans and REO to total assets	0.77%	0.64%	1.06%

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

The allowance for credit losses to total nonperforming loans is 75.2% at June 30, 2007, compared to 104.3% at December 31, 2006, and 48.2% at June 30, 2006. The decline in the allowance to nonperforming loans is related to the increase in residential mortgage nonperforming loans. The allowance for credit losses allocated to commercial loans to nonperforming commercial loans was 347%, 323%, and 62%, at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. The allowance for credit losses allocated to residential loans to nonperforming residential loans was 23.6%, 41.9%, and 36.4%, at June 30, 2007, December 31, 2006, and June 30, 2006, respectively. The decline in the reserve to nonperforming loans is reflective of the Company’s loss history on residential loans, which indicates the reserve level is adequate.

The total allowance increased to .79% at June 30, 2007, compared to .75% at December 31, 2006 and .78% at June 30, 2006. The overall increase is related to the increase in the community bank portfolio. The total allowance for residential mortgage loans is .44% at June 30, 2007, compared to .41% at December 31, 2006 and .38% at June 30, 2006. The increase in the allowance for credit losses is related to the increase in nonperforming loans. The allowance for community bank loans is 1.31% at June 30, 2007, 1.55% at December 31, 2006, and 2.10% at June 30, 2006. The 2006 level of the allowance to total commercial loans is reflective of the volume of nonperforming loans in the portfolio at that time. The decrease between June 30, 2007 and December 31, 2006 is related to 2007 loan originations and the continued low levels of nonperforming loans in the commercial portfolio.

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

United Western Bank has an internal policy that requires certain liquidity ratios to be met. Our current policy requires that we maintain a set amount of liquidity on balance sheet at all times and that we have off balance sheet liquidity readily available to the Bank to meet the day-to-day liquidity requirements of the Bank and its customers. United Western Bank is a member of the FHLBank of Topeka and has the ability to borrow up to 40% of the assets of United Western Bank. At June 30, 2007, United Western Bank had unused borrowing capacity at FHLBank of approximately $696 million.

At June 30, 2007, our bank had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $322 million. Management anticipates that we will have sufficient funds available to meet current origination and other lending commitments.

As of June 30, 2007, United Western Bank was a well capitalized institution within the meaning of federal banking regulations. The following table indicates United Western Bank’s regulatory capital ratios:

	June 30, 2007
	Core Capital	Risk-Based Capital
	(Dollars in thousands)
Shareholder’s equity/GAAP capital	$147,654	$147,654
Disallowed assets	(537)	(537)
Unrealized gain on available for sale securities	51	51
Additional capital items:
Allowance for credit losses	-	7,352
Low-level recourse and residual interests	-	(826)
Regulatory capital as reported to the OTS	147,168	153,694
Minimum capital requirement as reported to the OTS	81,090	85,501
Regulatory capital - excess	$66,078	$68,193
Capital ratios	7.26%	14.38%
Well capitalized requirement	5.00%	10.00%

Company Liquidity.  Our main sources of liquidity at the holding company level are existing cash, notes receivable, dividends and tax payments from our subsidiaries as well as two facilities under our credit agreement maintained with a large regional correspondent bank in the total amount of $25.0 million. As of June 30, 2007, we had $25.0 million undrawn and available under our line of credit. On July 25, 2007, we borrowed $11 million on these facilities and used those loan proceeds together with cash on hand to redeem Trust III and Trust V.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity. Historically, United Western Bank has made the majority of the dividend payments received by the Company. As a result of the liquidity generated through various divestitures and other activities at the Company, United Western Bank did not pay a dividend to the Company in the years 2004 though 2006. United Western Bank commenced the payment of quarterly dividends to the Company effective with the Bank’s earnings of the first quarter of 2007. Through June 30, 2007, United Western Bank has paid dividends of $6.5 million to the Company. Prospectively, based on capital ratios and other factors, management expects the Bank will pay dividends at the rate of approximately 33% of United Western Bank’s net income. If dividends and tax payments from subsidiaries are not sufficient to fund the cash requirements of the Company, the Company will utilize the credit facilities discussed above, as needed, to meet its own and the other subsidiaries financial obligations. The credit facilities allow the Company to issue additional trust preferred securities, which accordingly, are contingent sources of liquidity for the Company.

The Company commenced its own quarterly cash dividend program in 2007 and paid cash dividends in the amount of $.06 per share on March 14, 2007 and June 15, 2007. The ability of the Company to declare and pay a dividend prospectively will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects and such other factors that our Board of Directors may deem relevant.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

See Note 16 to the Consolidated Financial Statements herein for details of our commitments, contingent liabilities and off-balance sheet arrangements.

See Notes 9 and 10 to the Consolidated Financial Statements herein for detail on the balances of deposit liabilities and FHLBank borrowings as of June 30, 2007.

See Note 11 to the Consolidated Financial Statements herein for detail on our debt facility with an unaffiliated third party.

Critical Accounting Policies

The Company and its subsidiaries have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of the Company’s consolidated financial statements. The significant accounting policies of the Company are described in “Item 7. Critical Accounting Policies” and Note 2 of the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2006, as well as Note 1 to the Company’s consolidated financial statements for the quarter ended June 30, 2007 contained herein, and along with the disclosures presented in other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers being critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgment and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended June 30, 2007, there were no material changes to the quantitative and qualitative disclosures about market risk previously reported in the Annual Report contained in the Company’s Form 10-K for the year ended December 31, 2006. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2006 for a detailed discussion.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2007 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and several other members of our senior management. Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

The Company, through its primary subsidiary the Bank, completed the installation and implementation of a new core processing system during April 2007. The conversion to a new core processing system was made in the ordinary course of business in order to better facilitate the conversion of the Bank to a community bank from its wholesale legacy. In connection with this conversion, management modified previously established internal controls where applicable, and has implemented or is in the process of implementing, additional controls and processes to maintain the strength of the overall system of internal controls. Management does not believe any of the changes made or currently underway in the Bank’s systems of internal controls, or any other factors that could significantly affect internal controls, have resulted in any material weaknesses in the Company’s internal control over financial reporting. Other than changes relating to the core conversion, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Part II - Other Information

Item 1. Legal Proceedings

Legal proceedings of the Company are more fully described in Note 21 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2006.  During the six months ended June 30, 2007, there were no material changes to the information previously reported.

Item 1A. Risk Factors

During the quarter ended June 30, 2007, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company’s Form 10-K for the year ended December 31, 2006. See Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2006 for a detailed discussion.

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 17, 2007, shareholders voted on the following matters:

(1)	To elect four director nominees to serve until the 2010 Annual Meeting of Shareholders. Each director nominee was elected.

Name of Nominee	Total Votes For	Total Votes Withheld
Jeffrey R. Leeds	6,053,749	109,530
Scot T. Wetzel	6,068,310	94,959
William D. Snider	5,574,559	588,720

Other directors whose term of office as a director continued after the meeting were as follows:

Name	Director’s Term Expires
Guy A. Gibson	2008
James H. Bullock	2008
Lester Ravitz	2009
Robert T. Slezak	2009

(2)	To ratify the appointment by the Audit Committee of the Board of Directors of McGladrey & Pullen, LLP as the Company’s independent registered public accounting firm for the 2007 calendar year.

Total Votes For	6,130,947
Total Votes Against	31,475
Total Abstentions	656

(3)	To consider and act upon a proposal to approve the Company’s 2007 Equity Incentive Plan.

Total Votes For	5,340,285
Total Votes Against	424,164
Total Abstentions	1,100
Total Non-votes	397,730

(4)	Shareholder proposal to eliminate the classification of terms of the Board of Directors.

Total Votes For	747,128
Total Votes Against	5,017,946
Total Abstentions	474
Total Non-votes	397,730

Item 6. Exhibits
(a)  Exhibits
31.1	Certification by Scot T. Wetzel pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by William D. Snider pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification by Benjamin C. Hirsh pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED WESTERN BANCORP, INC.

Dated:	August 6, 2007	/s/ Scot T. Wetzel
Scot T. Wetzel
President and
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 6, 2007	/s/ William D. Snider
William D. Snider
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 6, 2007	/s/ Benjamin C. Hirsh
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