Form 10-Q
period 2007-09-30
UNITED WESTERN BANCORP INC
filed 2007-11-06
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Number of shares of Common Stock ($0.0001 par value) outstanding at the close of business on November 2, 2007 was 7,281,559 shares.

Part I – Financial Information
Item 1.  Financial Statements – (Unaudited)
United Western Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share information)

	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$15,885	$12,840
Interest-earning deposits and federal funds sold	21,797	10,914
Total cash and cash equivalents	37,682	23,754

Investment securities – available for sale	92,837	142,146
Investment securities – held to maturity	592,526	696,833
Community bank loans, net	600,745	395,266
Wholesale loans, net	600,297	760,455
FHLBank stock, at cost	39,399	42,764
Mortgage servicing rights, net	12,647	15,399
Accrued interest receivable	10,716	11,385
Other receivables	24,357	17,123
Premises and equipment, net	12,022	8,591
Bank owned life insurance	24,040	23,342
Other assets, net	11,205	11,711
Deferred income taxes	5,353	2,376
Foreclosed real estate	3,720	5,403
Total assets	$2,067,546	$2,156,548

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,317,301	$1,345,681
Custodial escrow balances	55,373	40,017
FHLBank borrowings	423,855	519,431
Borrowed money	97,076	60,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts	30,442	56,216
Income tax payable	925	116
Other liabilities	29,807	27,334
Total liabilities	1,954,779	2,048,795

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized;
no shares outstanding	–	–
Common stock, par value $0.0001; 50,000,000 shares authorized; issued and
7,280,084 shares at September 30, 2007 and 7,256,573 at
December 31, 2006 outstanding	1	1
Additional paid-in capital	23,868	23,616
Retained earnings	89,816	83,970
Accumulated other comprehensive (loss) income	(918)	166
Total shareholders’ equity	112,767	107,753
Total liabilities and shareholders’ equity	$2,067,546	$2,156,548

See accompanying notes.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except share information)
	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest and dividend income:
Community bank loans	$12,309	$6,411	$31,472	$17,222
Wholesale residential loans	6,639	8,495	21,451	27,055
Other loans	1,868	2,930	6,015	9,217
Investment securities	9,232	11,013	29,834	28,843
Deposits and dividends	834	915	2,422	2,498
Total interest and dividend income	30,882	29,764	91,194	84,835

Interest expense:
Deposits	6,762	6,337	22,158	16,405
FHLBank advances	4,226	8,269	11,967	23,165
Other borrowed money	2,038	1,654	6,595	4,844
Total interest expense	13,026	16,260	40,720	44,414

Net interest income before provision for credit losses	17,856	13,504	50,474	40,421
Provision for credit losses	352	232	1,277	2,260
Net interest income after provision for credit losses	17,504	13,272	49,197	38,161

Noninterest income:
Loan administration	1,436	1,834	4,904	6,073
Custodial and administrative services	2,155	1,729	6,180	5,088
Gain on sale of loans and securities	1,216	97	2,130	488
Litigation settlements	–	–	–	2,550
Other	1,489	3,732	3,113	7,874
Total noninterest income	6,296	7,392	16,327	22,073

Noninterest expense:
Compensation and employee benefits	7,085	5,283	19,987	16,173
Amortization of mortgage servicing rights	820	1,544	2,803	4,610
Recovery of mortgage servicing rights impairment	–	–	–	(276)
Occupancy and equipment	792	1,047	2,170	3,168
Postage and communication	282	264	911	814
Professional fees	684	609	1,872	1,743
Mortgage servicing rights subservicing fees	455	603	1,486	1,923
Data processing	135	187	536	627
Subaccounting fees	5,905	5,603	17,659	15,371
Redemption of junior subordinated debentures	1,356	176	1,487	176
Other general and administrative	3,128	2,354	7,391	7,216
Total noninterest expense	20,642	17,670	56,302	51,545

Income from continuing operations before income taxes	3,158	2,994	9,222	8,689
Income tax provision	495	906	2,064	2,520
Income from continuing operations	2,663	2,088	7,158	6,169

Discontinued operations:
Income from discontinued operations, net of income tax provision of $0, $0, $0 and $1,152, respectively	–	–	–	1,743

Net Income	$2,663	$2,088	$7,158	$7,912
Continued

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income - continued
(Unaudited)
(Dollars in thousands, except share information)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income from continuing operations per share – basic	$0.37	$0.28	$0.99	$0.78
Income from continuing operations per share – assuming dilution	$0.37	$0.27	$0.98	$0.77
Income from discontinued operations per share – basic and assuming dilution	$–	$–	$–	$0.22

Net income per share – basic	$0.37	$0.28	$0.99	$1.00
Net income per share – assuming dilution	$0.37	$0.27	$0.98	$0.99

Weighted average shares – basic	7,245,265	7,556,573	7,252,779	7,893,767
Weighted average shares – assuming dilution	7,261,470	7,638,173	7,282,447	7,965,820

Dividends declared per share	$0.06	$–	$0.18	$–

See accompanying notes.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income(Loss)	Total	Income(Loss)
Nine Months Ended
September 30, 2007

Balance at December 31, 2006	7,256,573	$1	$23,616	$83,970	$166	$107,753

Dividends paid ($0.18 per share)				(1,312)		(1,312)
Stock option exercise	500		12			12
Stock repurchase	(25,000)		(539)			(539)
Issuance of stock to directors	1,236		31			31
Restricted stock grants	46,775
Share-based compensation expense			748			748
Comprehensive income:
Net income				7,158		7,158	$7,158
Net unrealized holding losses, net of income tax(1)					(1,084)	(1,084)	(1,084)
Comprehensive income:							$6,074

Balance at September 30, 2007	7,280,084	$1	$23,868	$89,816	$(918)	$112,767

(1) Disclosure of reclassification amount
Nine Months Ended September 30, 2007
Net unrealized holding losses arising during perion net of tax	$(1,149)
Less: reclassification adjustment of gains included in net income net of tax	65
Net unrealized holding losses on securities net of tax	$(1,084)

See accompanying notes.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows of continuing operating activities
Net Income	$7,158	$7,912
Net income from discontinued operations	–	(1,743)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Share-based compensation expense	748	393
Stock issuance to directors	31	–
Depreciation and amortization	848	1,820
Provision for credit losses	1,277	2,260
Amortization of mortgage servicing rights	2,803	4,610
Recovery of impairment on mortgage servicing rights	–	(276)
Gain on sale of loans and securities	(2,130)	(488)
Gain on sale of other assets	–	(415)
Loss on sale of building and equipment	12	42
Loss (gain) on sale of foreclosed real estate	42	(135)
Changes in assets and liabilities:
Proceeds from the sale and repayment of trading securities	–	159,580
Loans originated for sale, net of loans sold	(16)	(141)
Loans purchased for sale	(18,376)	(212,429)
Principal payments on, and proceeds from sale of loans held for sale	74,815	296,159
Originated and purchased mortgage servicing rights	(51)	(96)
(Increase) decrease in other receivables, other assets, deferred income tax asset and income taxes receivable	(8,997)	6,763
Increase in other liabilities, income taxes payable and deferred income tax liability	3,282	14,547
Net cash provided by continuing operations	61,446	278,363

Cash flows of continuing investing activities
Loans originated and purchased for investment	(517,146)	(173,929)
Principal repayments on loans held for investment	391,607	96,962
Purchase of available for sale securities	–	(128,338)
Proceeds from sale of available for sale securities	25,600	10,639
Proceeds from maturity and prepayment of available for sale securities	22,312	11,913
Purchase of held to maturity securities	(3,940)	(307,412)
Proceeds from the maturity and prepayment of held to maturity securities	106,569	87,475
Proceeds from sales of loans transferred to loans held for sale	21,430	–
Purchase of FHLBank stock, net	–	(7,527)
Proceeds from redemption of FHLBank stock	5,000	–
Purchases of premises and equipment	(4,245)	(5,660)
Proceeds from sale of premises and equipment	5	389
Proceeds from sale of foreclosed real estate	4,427	3,359
Proceeds from sale of United Western Financial Center	–	26,542
Proceeds from sale of mortgage servicing rights	–	8
Acquisition of mortgage servicing rights	–	(98)
Net cash provided by (used in) continuing investing activities	51,619	(385,677)

Continued

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006

Cash flows of continuing financing activities
Net (decrease) increase in deposits	$(28,380)	$140,694
Net increase in custodial escrow balances	15,356	5,120
(Decrease) increase in FHLBank borrowings, net	(95,576)	29,928
Borrowed money – proceeds from repurchase agreements, net	26,076	25,000
Borrowed money – advances on revolving lines, net and repayment of notes payable with bank	11,000	(3,217)
Redemption of capital securities of subsidiary trust	(25,774)	–
Redemption of common stock shares under tender offer	–	(79,501)
Repurchase of common stock	(539)	–
Stock option exercise	12	–
Dividends paid	(1,312)	–
Net cash (used in) provided by continuing financing activities	(99,137)	118,024

Cash flows of discontinued operations
Operating cash flows, net	–	28,242
Investing cash flows – sale of fixed assets	–	66
Financing cash flows – repayment of borrowed money	–	(16,364)
Net cash provided by discontinued operations	–	11,944

Increase in cash and cash equivalents	13,928	22,654
Cash and cash equivalents at beginning of the period	23,754	34,232
Cash and cash equivalents at end of the period	$37,682	$56,886

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$3,297	$3,731
Loans securitized and transferred to securities available for sale	$–	$11,283
Loans securitized and transferred to trading securities	$–	$149,144
Note receivable received in sale of assets of discontinued operations	$–	$2,567
Loans held for sale transferred to loans held for investment	$–	$164,218
Trading securities transferred to held to maturity securities	$–	$90,074
Loans held for investment transferred to loans held for sale	$21,430	$–

Supplemental disclosure of cash flow information
Cash paid for interest	$41,141	$44,225
Cash paid for income taxes	$2,767	$1,461

     See accompanying notes.

United Western Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2007

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

Since December 9, 2005, when the current management team assumed active management of the Company, the Company has been focused on developing its community-based banking network through the Bank by strategically positioning branches across Colorado’s Front Range market and certain mountain communities.  The area spans the eastern slope of the Rocky Mountains – from Pueblo to Fort Collins, and from metropolitan Denver to the Roaring Fork Valley.  United Western Bank plans to grow its network to an estimated five to ten community bank locations over the next three to five years.

Until December 9, 2005, the Company operated the Bank as a specialized, wholesale banking operation with only a minimum emphasis on community banking operations or assets.  On that date, we began the process of implementing our new business strategy, including the development of a branch network within the Colorado Front Range market and the building of a balance sheet of loan and deposit products more typical of a community bank.  From time-to-time in this document, we refer to assets (e.g., one-to-four family residential mortgage loans (“residential loans”), purchased SBA loans and mortgage-backed securities and certain other assets) of United Western Bank that existed as of December 9, 2005 as “legacy assets.”

The consolidated financial statements of the Company and its subsidiaries in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update the Company’s 2006 Annual Report on Form 10-K (“Form 10-K”).  These financial statements do not include all of the information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods.  Accordingly, they should be read in conjunction with the financial information contained in the Form 10-K.  In the opinion of management, all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation have been included.  The results of operations for the interim periods disclosed herein are not necessarily indicative of results that may be expected for the full year or any future period.

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

The Company considers the valuations of mortgage servicing rights and loans held for sale, which require the asset to be recorded at lower of cost or market, to be critical accounting estimates that require judgments, assumptions and estimates be used in preparation of its consolidated financial statements.  See below in this Note for a detailed discussion concerning the use of estimates in the valuation of mortgage servicing rights and loans held for sale.

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

The allowance for credit losses consists of four components: pools of homogeneous residential loans with similar risk characteristics, pools of homogenous commercial loans with similar risk characteristics (e.g., multifamily, construction and development, commercial real estate and commercial), individual loans that are measured for impairment, and a component representing an estimate of inherent, probable but undetected losses, which also contemplates the imprecision in the credit risk models utilized to calculate the allowance.

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

Pools of homogeneous commercial loans with similar risk characteristics (i.e. multifamily, construction and development, commercial real estate and commercial) are assessed for probable losses based on loss migration analysis where loss factors are updated regularly based on our own loss experience, the collective experience of our credit risk management team, loss rates at selected peer community banks and industry data.  The analysis also incorporates the related internal gradings of loans charged off and other factors, including our asset quality trends and national and local economic conditions.

The portion of the allowance established for loans measured for impairment reflects expected losses resulting from analyses developed through specific allocations for individual loans.  The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan.  Estimated fair value is typically measured using the fair value of collateral, as such loans are usually collateral dependent, but may be measured using either the present value of expected future cash flows discounted using loan rate, or the market price of the loan.  All loans considered impaired are included in nonperforming loans.  The Company generally evaluates its residential loans collectively due to their homogeneous nature; however, individual residential loans may be considered for impairment based on the facts and circumstances of the loan.  Accordingly, potentially impaired loans of the Company may include residential loans, commercial loans, real estate construction loans, commercial real estate mortgage loans and multifamily loans classified as nonperforming loans.

The last component of the allowance for credit losses is a portion which represents the estimated inherent but undetected probable losses, and the imprecision in the credit risk models utilized to calculate the allowance.  This component of the allowance is primarily associated with commercial loans (i.e. multifamily, construction and development, commercial real estate and commercial). The unallocated portion of the allowance for credit losses reflects the growing Colorado concentration in commercial real estate, construction and development loan portfolios, national multifamily and certain commercial real estate loans for which the migration analysis does not yet reflect a complete credit cycle due to the overall seasoning of such loans and ongoing uncertainty with respect to other loans in our community bank and wholesale lending portfolios.

Loan losses are charged against the allowance when the loan is considered uncollectible.  In the opinion of management, the allowance is adequate to absorb the inherent losses in the current loan portfolio.

Community Bank Loans
Community bank loans include commercial real estate loans, construction and development loans, commercial loans, multifamily loans and consumer loans.  Within this population are loans originated by the Bank’s SBA division.  The implementation of our community banking business plan includes the origination and servicing of these loans.  The majority of community bank loans are originated as assets held for investment.  Currently we intend to hold for the foreseeable future or to maturity all community bank loans except SBA 504 loans and the guaranteed portions of SBA 7a loans.  We generally sell selected SBA 504 loans and the guaranteed portions of SBA 7a loans on a routine basis.  Certain legacy multifamily loans that were originated in prior to December 2005 continue to be classified as assets held for sale.  At September 30, 2007 and December 31, 2006 included in community bank loans were multifamily and SBA originated loans totaling $91,390,000 and $59,923,000, respectively that were classified as loans held for sale.  There was no lower-of-cost-or-market valuation allowance for these loans at either period.

Wholesale loans
Wholesale loans include legacy purchased residential loans and purchased guaranteed portions of SBA 7a loans.  We expect these loans to decline prospectively from repayments and we may elect to accelerate the decline of these assets via sales in order to manage our balance sheet.  At September 30, 2007 and December 31, 2006 included in wholesale loans were residential loans totaling $299,113,000 and $386,728,000, respectively that were classified as loans held for sale.  As discussed below there was a valuation allowance to reduce the residential loans to market at September 30, 2007.

Loans Held for Sale
Loans purchased or originated without the intent to hold to maturity are classified as held for sale.  Classes of loans held for sale are carried at the lower of aggregate cost, net of discounts or premiums, deferred fees, and a valuation allowance, or estimated fair market value.  Estimated fair market value is determined using forward commitments to sell loans or mortgage backed securities to permanent investors, or current market rates for loans of similar quality and type.  Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations.  The Company has maintained its held for sale wholesale residential loan portfolio to provide earnings, flexibility in balance sheet and capital management and, historically, has only sold such assets in favorable market conditions.  Going forward management expects the Company will continue to maintain this flexibility in conjunction with the implementation of the community banking business plan, and thus residential loans held for sale loans may be sold when market conditions are favorable.  Because the Company’s held for sale residential loans have been held for an average of more than five years, the Company carries an allowance for credit losses against this portfolio that incorporates many of the same factors that are also considered in determining the market value of the loans.  Accordingly, the Company reduces any necessary lower-of-cost-or-market charge by the amount of the allowance for credit losses that is recorded for held for sale residential loans.  During the third quarter of 2007 the marketplace for loans was negatively impacted by credit and liquidity factors stemming principally from subprime and collateralized debt obligation lending, activities in which the Company is not now and has no intention of becoming active.  The market price for residential loans of all types, however, was affected by this crisis in the sub-prime mortgage and related collateralized debt markets.  As a result, the market value of the Company’s residential loan portfolio declined.  The Company incurred a charge of $543,000 during the third quarter of 2007 reflecting that decline.  At September 30, 2007, the Company has recorded a valuation allowance of approximately $687,000 relating solely to the wholesale residential loan portfolio, which reduces the carrying value of loans held for sale to market value, versus a $0 valuation allowance at December 31, 2006.

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

The estimated fair value of MSRs is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans.  The Company stratifies its MSRs by product type, interest rate and investor to reflect the predominant risk characteristics.  To determine the estimated fair value of MSRs, the Company uses a valuation model that calculates the present value of discounted future cash flows.  In using this valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, including incremental interest cost of servicer advances, foreclosure expenses and losses, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. For purposes of performing an impairment analysis on MSRs, the Company estimates fair value using the following primary assumptions: prepayment speeds ranging from 150 PSA (Public Securities Association prepayment speed measurement) to 1,292 PSA; discount rates ranging from 10.5% to 21.0%; and default rates ranging from 0% to 100%.  At September 30, 2007, the Company’s servicing portfolio consists of seasoned loans with an approximate 9.7 year average age, an average balance of $50,000 and a weighted average note rate of 7.48%.

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

MSRs are also reviewed for other-than-temporary impairment.  Other-than-temporary impairment exists when the recoverability of a recorded valuation allowance is determined to be remote, taking into consideration historical and projected interest rates and loan pay-off activity.  When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs.  Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSRs and the valuation allowance, preventing subsequent recoveries.  In the nine months ended September 30, 2007, the Company recorded other-than-temporary impairment in three risk stratification tranches that totaled $935,000, which did not impact the results of operations.

As of September 30, 2007 and December 31, 2006, the MSRs had a valuation allowance of $1,015,000 and $1,950,000, respectively, and the fair value of the aggregate MSRs was approximately $12,647,000 and $15,399,000, respectively.

Gain on sale of MSRs is recorded when title to MSRs and the risks and rewards inherent in owning the MSRs have been transferred to the buyer.

Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. The subsidiaries are charged for the taxes applicable to their profits calculated on the basis of filing separate income tax returns.  The Bank qualifies as a savings and loan association for income tax purposes.  The consolidated effective tax rate is affected by the level of utilization of New Markets Tax Credits and the level of tax-exempt interest income in proportion to the level of net income.

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

Reclassifications

Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current period presentation.  Of note is the change in presentation on the balance sheet from loans held for sale and loans held for investment to community bank loans and wholesale loans and to the change in the income statement presentation to make consistent changes to the foregoing for interest income.  We believe these reclassifications are a better presentation of our business activities.  These reclassifications had no impact on shareholders’ equity or net income for the periods.

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

EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  EITF 06-4 requires recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods.  The EITF reached a consensus that an employer should recognize a liability for future benefits in accordance with Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The EITF believes that a liability for the benefit obligation under Statement 106 or Opinion 12 has not been settled through the purchase of a typical endorsement split-dollar life insurance arrangement.  United Western Bank owns endorsement split dollar life insurance that is subject to this EITF consensus.  EITF 06-4 will be effective on January 1, 2008, with earlier application permitted.  The Company estimates that if EITF 06-4 had been effective at September 30, 2007 and December 31, 2006, the Company would have accrued a pre-tax liability and compensation expense of approximately $100,000.

2. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:	(Dollars in thousands)
Income from continuing operations	$2,663	$2,088	$7,158	$6,169
Income from discontinued operations	–	–	–	1,743
Net income	$2,663	$2,088	$7,158	$7,912
Denominator:
Weighted average shares outstanding	7,245,265	7,556,573	7,252,779	7,893,767
Effect of dilutive securities:
Common stock options and non-vested stock awards	16,205	81,600	29,668	72,053
Denominator for net income per share assuming dilution	7,261,470	7,638,173	7,282,447	7,965,820

3. Investment Securities

Investment securities available for sale were as follows:

	September 30, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(Dollars in thousands)
Mortgage-backed securities – agency	$3,282	$8	$(35)	$3,255	$5,044	$14	$(39)	$5,019
Mortgage-backed securities – private	47,414	–	(1,433)	45,981	47,436	203	–	47,639
Collateralized mortgage obligations-private	42,995	83	(27)	43,051	88,827	107	(56)	88,878
SBA securities	548	2	–	550	607	3	–	610
Total	$94,239	$93	$(1,495)	$92,837	$141,914	$327	$(95)	$142,146

Investment securities held to maturity were as follows:

	September 30, 2007				December 31, 2006
	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities-private	$192,533	$582	$(711)	$192,404	$228,060	$345	$(1,263)	$227,142
Collateralized mortgage obligations-private	333,354	312	(3,997)	329,669	384,279	143	(4,612)	379,810
SBA securities	66,639	–	(1,658)	64,981	84,494	51	(78)	84,467
Total	$592,526	$894	$(6,366)	$587,054	$696,833	$539	$(5,953)	$691,419

The following table presents information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position as follows:

	September 30, 2007				December 31, 2006
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage-backed securities - agency, available for sale	$655	$(5)	$2,070	$(30)	$1,135	$(13)	$2,337	$(26)
Mortgage-backed securities - private, available for sale	45,981	(1,433)	–	–	–	–	–	–
Collateralized mortgage obligations-private, available for sale	14,595	(25)	833	(2)	44,766	(56)	–	–
Mortgage-backed securities-private, held to maturity	17,606	(193)	75,673	(518)	77,081	(436)	85,266	(827)
Collateralized mortgage obligations-private, held to maturity	22,839	(88)	218,091	(3,909)	107,288	(400)	201,777	(4,212)
SBA securities, held to maturity	62,482	(1,583)	2,499	(75)	68,331	(78)	–	–
Total	$164,158	$(3,327)	$299,166	$(4,534)	$298,601	$(983)	$289,380	$(5,065)

Management evaluates securities for other-than-temporary impairment on at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At September 30, 2007, the Company believes that any individual unrealized losses attributable to these securities represent only temporary impairment. The unrealized losses are attributable to changes in interest rates. The Company has both the intent and ability to hold these securities for the time necessary to recover the amortized cost.

At September 30, 2007 the Company’s mortgage-backed investment securities portfolio was approximately $620 million.  The portfolio consists of approximately 88% AAA rated or Agency securities, approximately 12% of AA rated securities and less than 1% of A rated Community Reinvestment Act securities.  The portfolio is comprised of approximately 13% underlying Alt-A collateral, the remaining 87% is A collateral.

4.  Community Bank Loans

Community bank loans consist of the following:
	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Commercial real estate	$252,243	$225,483
Construction and development	214,276	87,308
Commercial	79,900	24,897
SBA originated, guaranteed portions	5,221	7,171
Multifamily	54,353	54,464
Consumer	3,778	2,845
Premium, net	685	463
Unearned fees	(2,393)	(1,149)
	608,063	401,482
Less: Allowance for credit losses	7,318	6,216
Community bank loans, net	$600,745	$395,266

Activity in the allowance for credit losses on community bank loans is summarized as follows:

	Nine Months Ended
	September 30,	September 30,
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$6,216	$5,641
Provision for credit losses	1,181	1,836
Charge-offs	(310)	(1,130)
Recoveries	231	251
Balance at end of period	$7,318	$6,598

Community bank loans on nonaccrual were $2,563,000 and $1,925,000 at September 30, 2007 and December 31, 2006, respectively.  Guaranteed portions of SBA loans included in those totals were $1,172,000 and $1,017,000 at September 30, 2007 and December 31, 2006.

Included in nonaccrual community bank loans were impaired community bank loans, as defined under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” totaling $0 and $265,000 at September 30, 2007 and December 31, 2006, respectively, all of which have a specific valuation allocated to the loan.  All of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method.  The related allowance allocated to impaired loans was $0 and $166,000 at September 30, 2007 and December 31, 2006, respectively.  There was no interest recognized in the periods on loans while they were considered impaired.

5.  Wholesale Loans

Wholesale loans consist of the following:
	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

Residential	$467,628	$604,691
Premium, net	1,757	1,996
Fair value adjustment	(687)	–
SBA purchased, guaranteed portions	123,012	143,617
Premium on SBA purchased guaranteed portions	10,790	12,697
	602,500	763,001
Less: Allowance for credit losses	2,203	2,546
Wholesale loans, net	$600,297	$760,455

Activity in the allowance for credit losses on wholesale loans is summarized as follows:
	Nine Months Ended
	September 30,	September 30,
	2007	2006
	(Dollars in thousands)
Balance at beginning of year	$2,546	$4,356
Provision for credit losses	96	424
Charge-offs and transfers	(443)	(2,219)
Recoveries	4	37
Balance at end of period	$2,203	$2,598

Charge-offs and transfers for the nine months ended September 30, 2006 includes $1,791,000 of allowance included in the sale of assets of ABS School Services, LLC, discussed further in Note 15 below.

Included in nonaccrual wholesale loans were impaired wholesale loans, as defined under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” totaling $934,000 and $0 at September 30, 2007 and December 31, 2006, respectively, all of which have a specific valuation allocated to the loan.  All of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method.  The related allowance allocated to impaired loans was $172,000 and $0 at September 30, 2007 and December 31, 2006, respectively.  There was no interest recognized in the periods on loans while they were considered impaired.

The following lists information related to nonaccrual wholesale loans:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Residential	$8,993	$5,895
SBA purchased guaranteed	–	578
Total nonaccrual wholesale loans	$8,993	$6,473

The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $6.6 million and $9.1 million at September 30, 2007 and December 31, 2006, respectively.  These accruing loans are not included in the balances of nonaccrual loans above.

6. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:
	Nine Months Ended
	September 30,	September 30,
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$17,349	$22,934
Purchases	–	98
Originations	51	96
Sales	–	(8)
Amortization	(2,803)	(4,610)
Application of valuation allowance for other-than-temporary impairment	(935)	–
Balance before valuation allowance at end of period	13,662	18,510

Valuation allowance for impairment of mortgage servicing rights
Balance at beginning of period	(1,950)	(2,226)
Application of valuation allowance for other-than-temporary impairment	935	–
Recovery	–	276
Balance at end of period	(1,015)	(1,950)
Mortgage servicing rights, net	$12,647	$16,560

The Company’s mortgage servicing portfolio (excluding subserviced loans), is comprised of the following:

	September 30, 2007		December 31, 2006
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	Outstanding	of Loans	Outstanding
	(Dollars in thousands)
Freddie Mac	2,352	$81,464	2,903	$98,555
Fannie Mae	7,445	376,340	8,732	443,719
Ginnie Mae	5,799	311,243	6,716	367,712
VA, FHA, conventional and other loans	4,469	344,409	5,115	403,078
	20,065	$1,113,456	23,466	$1,313,064

The Company’s custodial escrow balances shown in the accompanying consolidated balance sheets at September 30, 2007 and December 31, 2006 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at the Bank in noninterest-bearing accounts. The balance of custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

7. Deposits

Deposit account balances are summarized as follows:

	September 30, 2007			December 31, 2006
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
	(Dollars in thousands)
Passbook accounts	$166	0.01%	1.29%	$115	0.01%	1.28%
NOW accounts	624,286	47.39	0.62	604,821	44.95	0.63
Money market accounts	663,537	50.37	2.56	705,371	52.41	2.78
	1,287,989	97.77	1.32	1,310,307	97.37	1.79
Certificate accounts	29,312	2.23	4.27	35,374	2.63	3.87
Deposits	$1,317,301	100.00%	1.29%	$1,345,681	100.00%	1.84%

The following table presents concentrations of deposits at the Bank for the periods presented:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Sterling Trust Company	$ 395,616	$372,716
Matrix Financial Solutions, Inc.	207,662	195,249
Legent Clearing LLC	158,600	118,844
Other Deposit Concentrations	469,320	573,850

Sterling Trust Company – represents fiduciary assets under administration by Sterling, a wholly owned subsidiary of the Company; that are in NOW, demand and money market accounts.  Included in this balance is an account for one settlement agent for special asset acquisitions and administration with a balance of $87,334,000 and $54,356,000 at September 30, 2007 and December 31, 2006, respectively.

Matrix Financial Solutions, Inc. (“MFSI”) – represents customer assets under administration by MFSI that are in NOW and money market accounts.  The Company owns an approximate 7% interest in MFSI, which is accounted for using the cost method.

Legent Clearing, LLC – represents institutional deposits received through Legent Clearing, LLC, that are in NOW and money market accounts.  The Company’s Chairman of the Board holds an indirect minority interest in Legent Clearing, LLC.

Other Deposit Concentrations – represents deposit funds from two and six institutional relationships maintained by the Bank as of September 30, 2007 and December 31, 2006, respectively.  Included in other deposit concentrations is one institutional relationship with balances of $458,850,000 and $461,643,000 at September 30, 2007 and December 31, 2006, respectively.

Included in certificate accounts are approximately $13,354,000 and $25,708,000 of brokered deposits as of September 30, 2007 and December 31, 2006, respectively.

8. FHLBank Borrowings

The Bank obtains FHLBank advances from FHLBank of Topeka, which is the FHLBank that serves Denver, Colorado, and utilizes FHLBank of Topeka as its primary correspondent bank.  Prior to the Bank’s change of domicile in 2002, advances were obtained from FHLBank of Dallas.  Certain long-term advances that existed at that time with FHLBank of Dallas are still outstanding under their original terms.

The balances of FHLB borrowings are as follows:
	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

FHLBank of Topeka borrowings	$397,000	$492,500
FHLBank of Dallas borrowings	26,855	26,931
FHLBank borrowings	$423,855	$519,431

Available unused borrowings from FHLBank of Topeka totaled $341,817,000 at September 30, 2007.

9.  Borrowed Money

Borrowed money is summarized as follows:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Borrowed Money
One year advancing line converting to an amortizing term note payable to a third party financial institution, with annual equal principal payments beginning June 29, 2008 through June 29, 2012, collateralized by the common stock of the Bank; interest at 30 day LIBOR plus 1.25% (6.74% at September 30, 2007), $14,000,000 available at September 30, 2007	$6,000	$–
Revolving line of credit to a third party financial institution, through June 29, 2008, renewable annually, collateralized by the common stock of the Bank; interest at 30 day LIBOR plus 1.25%; (6.74% at September 30, 2007), $0 available at September 30, 2007	5,000	–
Subordinated debt securities, interest payments due quarterly at three-month LIBOR plus 2.75% (8.24% at September 30, 2007), maturing February 13, 2014	10,000	10,000
Assets sold under agreements to repurchase: Company structured repurchase agreements	75,000	50,000
Customer repurchase agreements	1,076	–
Total	$97,076	$60,000

The first item above is a $20 million advancing line facility that converts to an amortizing term loan on June 29, 2008.  The second item above is a $5.0 million companion revolving line of credit facility.  Both facilities are collateralized by all of the outstanding stock of the Bank.  The Company must comply with certain financial and other covenants related to the foregoing credit agreement including, among other things, the maintenance by the Bank of specific asset quality ratios, and “well capitalized” regulatory capital ratios.  Also, the credit agreement limits the Company’s ability to incur additional debt above specified levels.  At September 30, 2007, the Company was in compliance with all such covenants.

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

The Company structured repurchase agreements at September 30, 2007 are as follows:
Counterparty	JP Morgan	JP Morgan	Citigroup
Principal Balance	$ 25,000,000	$ 25,000,000	$ 25,000,000
Base interest rate	4.97%	4.91%	4.49%
Stated maturity date	September 28, 2011	November 21, 2011	February 21, 2012
Call date	September 28, 2008	November 21, 2008	November 21, 2007

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

10.  Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

Under prior management, the Company sponsored three trusts that have outstanding balances as of September 30, 2007.  These trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities exclusively in junior subordinated debt securities of the Company (the “debentures”). The Company wholly owns all of the common securities of each trust.  The debentures held by each trust are the sole assets of that trust.  Distributions on the capital securities issued by each trust are payable at either quarterly or semiannually at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

The following table presents details on the junior subordinated debentures owed to unconsolidated subsidiary trusts at September 30, 2007
	Trust II	Trust VI	Trust VIII

Date of issue	March 28, 2001	August 30, 2004	June 30, 2005
Amount of trust preferred securities issued	$ 12,000	$ 10,000	$ 7,500
Rate on trust preferred securities	10.18%	6.425%	5.86%
Maturity	June 8, 2031	October 18, 2034	July 7, 2035
Date of first redemption	June 8, 2011	October 18, 2009	January 7, 2010
Common equity securities issued	$ 400	$ 310	$ 232
Junior subordinated deferrable interest debentures owed	$ 12,400	$ 10,310	$ 7,732
Rate on junior subordinated deferrable interest debentures	10.18%	6.43%	5.86%

The Company redeemed the $15,000,000 and $5,000,000 of Trust III and Trust V, respectively, on July 25, 2007.  This discretionary redemption of $20 million of trust preferred securities resulted in a charge to operations of $1,356,000 which is included in noninterest expense for the quarter and nine months ended September 30, 2007.

11. Stock-Based Compensation

Stock Options

A summary of the Company’s stock option and non-vested stock awards activity, and related information is as follows:
	Nine Months Ended September 30, 2007
		Non-Vested Stock Awards Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of shares	Weighted Average Grant – Date of Fair Value	Number of shares	Weighted Average Exercise Price
Balance January 1, 2007	457,144	-	-	730,674	$20.07
Shares Authorized - 2007 Plan	1,000,000	-	-	-	-
Granted	(168,940)	47,035	$23.63	121,905	22.59
Exercised	-	-	-	(500)	22.75
Forfeited	12,153	(260)	23.64	(11,893)	21.99
Balance September 30, 2007	1,300,357	46,775	$23.63	840,186	$20.41

The shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”) at the 2007 annual meeting.  This 2007 Plan provides a variety of long-term equity based incentives to officers, directors, employees and other persons providing services to the Company.  While the 1996 Stock Option Plan provides only for grant of stock options, the 2007 Plan authorizes the Compensation Committee to grant options as well as other forms of equity based incentive compensation, such as restricted stock awards, stock appreciation rights, performance units and supplemental cash payments.  At September 30, 2007, there are 46,775 restricted stock awards outstanding. These awards vest 20% annually on the anniversary date of the grant over a five year period.  Based on an assumed level of forfeitures, the Company anticipates these awards will result in $720,000 of compensation expense over the vesting period of the restricted stock, with approximately $643,000 remaining to be expensed ratably over the vesting period.

In light of the approval of the 2007 Plan by the Company’s shareholders on May 17, 2007, the Company does not intend to grant any additional stock options under the Company’s 1996 Stock Option Plan.  As of September 30, 2007, 37,458 options and 46,775 restricted stock units have been granted under the 2007 Plan, net of forfeitures. Thus the Company considers there are 915,767 shares available for future grants.
.
The fair value of each stock option award is estimated on the date of grant using the Hull-White model, an enhanced trinomial lattice-based model, which takes into account certain dynamic assumptions about interest rates, expected volatility, expected dividends, employee exercise patterns, forfeitures and other factors. Expected volatility is based primarily on historical volatility of the closing price of the Company’s common stock.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant with term equal to the life of the option.  The expected term of options granted is derived using the lattice-based model and represents the period of time that options granted are expected to be outstanding.  The range of expected term and estimated forfeitures (employee exit rate) results from certain groups of employees exhibiting different behavior.  The Board of Directors has declared three $0.06 dividends this year, which are considered in the option valuation.  The weighted-average fair value of options granted during the nine months ended September 30, 2007 was $4.94 per share.   The aggregate intrinsic value of outstanding options at September 30, 2007 is $1.1 million.  The aggregate intrinsic value of the 132,767 options that are exercisable at September 30, 2007 is $209,000.  Outstanding stock options have a weighted average remaining contractual term of 8.56 years, and future compensation expense associated with those options is $2.6 million, principally to be recognized over the next four years.  Options outstanding and exercisable were granted at stock option prices that were not less than the fair market value of the common stock on the date the options were granted and no option has a term in excess of ten years.  Employee options vest ratably over a five year period.

The pre-tax amounts expensed and following weighted-average assumptions were used to estimate the fair value of options granted during the periods:

Nine Months Ended
	September 30, 2007	September 30, 2006
Pre-tax stock option and restricted stock awards share-based compensation expense	$ 654,000	$ 385,000
Expected Volatility	26.30% - 27.40%	26.60% - 27.70%
Expected dividend yield	0.93% - 1.06%	0.00%
Risk-free interest rate	4.57% - 4.77%	4.59% - 5.11%
Expected term (in years)	5.50 - 6.70	5.13 - 6.48
Weighted average grant date fair value	$ 4.04 - $ 5.51	$ 3.44 - $ 4.76

Employee Stock Purchase Plan

Effective January 1, 2007, the Company re-implemented the 1996 Employee Stock Purchase Plan (“ESPP”). As of December 31, 2006, there were 189,947 ESPP Shares available for future issuance.  The price at which ESPP Shares are sold under the ESPP is 85% of the lower of the fair market value per share of common stock on the enrollment date or the purchase date. It is presently estimated that 20,323 shares will be issued through the ESPP for 2007.  The expense associated with such share-based payments was $30,000 and $73,000 for the quarter and nine months ended September 30, 2007, respectively.

Stock Repurchase Plan

On August 2, 2007, the Company’s Board of Directors authorized the repurchase of up to 5% of the outstanding shares of the Company’s common stock, which represented a total of 361,289 shares.  On August 14, 2007, the Company repurchased 25,000 of its common shares for $539,000.  During 2006, the Company repurchased 300,000 of its common shares for approximately $5.85 million.  Based on the corporate authorizations as of September 30, 2007, the Company may repurchase up to 414,118 of its currently issued and outstanding common shares.  Repurchases are part of the Company’s capital management plan and strategy.  In accordance with Colorado law, all repurchased shares are retired.

12. Income Taxes

Income tax expense was as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Current income tax expense	$926	$6,132	$3,368	$6,869
Deferred income tax (benefit)	(431)	(5,226)	(1,304)	(3,197)
Income tax expense as reported	$495	$906	$2,064	$3,672

Effective tax rate	15.7%	30.3%	22.4%	31.7%

The Company’s effective tax rate for all periods is below the statutory tax rate due to realization of New Markets Tax Credits, which have been deployed at a subsidiary of the Bank and by tax exempt earnings, which principally relate to income from bank owned life insurance.  New Markets Tax Credits were $279,000 and $183,000 for the quarters ended September 30, 2007 and 2006,and $838,000 and $548,000 for the nine months ended September 30, 2007 and 2006, respectively.  The increase between 2006 and 2007 was due to an additional $10 million deployment of tax credits.  The tax rate for the third quarter of 2007 was further reduced by the resolution of a previously uncertain tax position due to expiration of the statute of limitation on that item. This item related to various fees paid to third parties, as to which there was uncertainty as to the timing of deductibility.  The resolution of the issue reduced income tax expense by approximately $470,000 in the quarter and nine months ended September 30, 2007.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007.  As a result of adoption, the Company reclassified unrecognized tax benefits of $1.2 million to other liabilities in the balance sheet that were included in deferred income tax liabilities at December 31, 2006.  As noted above, the Company recognized approximately $470,000 of previously unrecognized tax benefits during the quarter ended September 30, 2007 on account of the resolution of previously uncertain positions arose lapsed.

Interest and penalties associated with the liability for unrecognized benefits is approximately $200,000 at September 30, 2007 and is included in other liabilities in the consolidated balance sheet.

13. Segment Information

Under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has four reportable segments: a traditional banking subsidiary, a mortgage banking subsidiary, a brokerage and consulting subsidiary and a custodial and administrative services subsidiary. The remaining subsidiaries are included in the “all other” category and consist primarily of the parent company operations.  The information presented in this table is from continuing operations, which excludes the financial results of the brokerage services of Matrix Bancorp Trading for all periods presented due to the sale of the assets of Matrix Bancorp Trading as of March 31, 2006, as discussed in Note 14 below.  The results also exclude the financial results of ABS School Services, LLC, for all periods presented due to the sale of that subsidiary May 5, 2006, as discussed in Note 15 below.  The Company’s segments are more fully described in Note 26 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2006.

	Traditional Banking	Mortgage Banking	Broker Dealer	Custodial Services	All Others	Total
	(Dollars in thousands)
Quarter ended September 30, 2007:
Revenues from external customers:
Interest income	$30,383	$410	$7	$–	$82	$30,882
Noninterest income	2,069	1,299	71	2,265	592	6,296
Intersegment revenues	189	390	–	440	(61)	958
Segment income (loss) from continuing operations before income taxes	6,519	10	9	589	(3,969)	3,158

Nine Months ended September 30, 2007:
Revenues from external customers:
Interest income	$89,787	$1,094	$22	$(1)	$292	$91,194
Noninterest income	4,378	4,456	169	6,292	1,032	16,327
Intersegment revenues	600	1,177	–	1,308	(210)	2,875
Segment income (loss) from continuing operations before income taxes	16,609	269	(145)	1,118	(8,629)	9,222

Quarter ended September 30, 2006:
Revenues from external customers:
Interest income	$29,359	$271	$9	$–	$125	$29,764
Noninterest income	884	1,756	12	1,730	2,834	7,216
Intersegment revenues	159	540	–	395	177	1,271
Segment income (loss) from continuing operations before income taxes	4,390	(752)	(114)	148	(678)	2,994

Nine Months ended September 30, 2006:
Revenues from external customers:
Interest income	$83,413	$931	$34	$–	$457	$84,835
Noninterest income	3,535	7,239	378	5,094	5,651	21,897
Intersegment revenues	496	1,475	211	1,162	452	3,796
Segment income (loss) from continuing operations before income taxes	15,479	(207)	(222)	304	(6,665)	8,689

14. Discontinued Operations - Sale of Assets of Matrix Bancorp Trading, Inc.

Effective March 31, 2006, the Company sold certain assets and operations of one of its two brokerage subsidiaries, Matrix Bancorp Trading, Inc., pursuant to an asset purchase agreement (“Purchase Agreement”) to a third party.  The third party hired the former employees and officers of Matrix Bancorp Trading, Inc. upon the closing of the sale.  After the sale, the Company’s continuing brokerage operations consist only of those brokerage activities conducted through First Matrix.  Under the terms of the Purchase Agreement, the Company received a total of $4,000,000 of which $1,200,000 was received in cash and $2,800,000 in the form of a promissory note guaranteed by the ultimate parent of the limited liability company.  The promissory note is for a term of two years, and bears interest at the current prime rate.  The balance of the note receivable of $817,000 is included in other receivables at September 30, 2007.

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

Nine Months Ended
September 30,
2006
(Dollars in thousands, except share information)
Noninterest income	$1,346
Noninterest expense	1,333
Operating income before taxes from discontinued operations	13
Income tax provision	5
Operating income from discontinued operations	8

Gain on sale of certain assets and operations of Matrix Bancorp Trading, Inc., net of income tax provision of $1,435	2,424
Income from discontinued operations, net of income taxes	$2,432

Income from discontinued operations of Matrix Bancorp Trading, Inc. per share – basic	$0.31
Income from discontinued operations of Matrix Bancorp Trading, Inc. per share – assuming dilution	$0.31

15. Discontinued Operations – Sale of ABS School Services, LLC

On May 5, 2006, the Company sold its school services subsidiary, ABS School Services, LLC (“ABS”), to SKS Ventures, LLC (“SKS”), a Colorado limited liability company owned by former executive officers of the Company.  SKS acquired 100% of the outstanding limited liability company interests of ABS for a purchase price of $7,370,000.  The Bank committed to a $4,000,000 loan to SKS and its principals, pursuant to which the membership interests of ABS and the membership interests of SKS were pledged.  This commitment was renewed in the second quarter of 2007 and matures on April 30, 2008. At September 30, 2007, there was an outstanding balance of $175,000 on this facility.  Prior to the sale, ABS distributed its outstanding interest in Charter Facilities Funding, LLC and New Century Academy Property Management Group, LLC to Equi-Mor Holdings, Inc. (“Equi-Mor”), a wholly owned subsidiary of the Company.  ABS also distributed certain other assets to Equi-Mor and to the Company as well as outstanding deferred and current income tax balances related to ABS.  Based on the purchase price, a $1,000,000 pre-tax charge was included in discontinued operations for the nine months ended September 30, 2006, to reflect the net realized value of the ABS interests upon the sale.

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

Nine Months Ended
September 30,
2006
(Dollars in thousands, except share information)
Net interest income after provision for credit losses	$580
Noninterest income	550
Noninterest expense	2,107
Operating loss before taxes from discontinued operations	(977)
Income tax benefit	(288)
Loss from discontinued operations, net of income taxes	$(689)

Loss from discontinued operations of ABS School Services, LLC per share – basic	$(0.09)
Loss from discontinued operations of ABS School Services, LLC per share – assuming dilution	$(0.09)

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

A summary of the contractual amount of significant commitments follows:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Commitments to extend credit:
Loans secured by mortgages	$93,390	$74,450
Construction loans	158,247	122,526
Commercial lines of credit	54,115	14,627
Commercial loans	5,909	28,641
Consumer loans	117	246
Standby letters of credit	1,371	791

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

The Bank has entered into three agreements that total approximately $5 million to purchase land for future community banks in the Colorado Front Range.  In all cases, the purchases are conditional on either municipal approvals or the completion of due diligence.

Contingencies - Legal

The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to the Company’s business. The Company accrues liabilities when it is probable future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company’s estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will only accrue a loss for a pending litigation matter if the loss is probable and can be reasonably estimated.  Based on evaluation of the Company’s litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on the matters noted in the Company’s Annual Report on Form 10-K, against which no accrual for loss has been made at September 30, 2007 is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

The legal contingencies of the Company are more fully described in the Company’s Form 10-K for the year ended December 31, 2006 under Item 3. “Legal Proceedings”, and in Note 21 to the audited financial statements.  During the nine months ended September 30, 2007, there were no material changes to the information previously reported.

Contingencies – Guarantees

The Company maintains a liability related to its legacy mortgage banking operations at Matrix Financial for estimated losses on mortgage loans expected to be repurchased or on which indemnification is expected to be provided.  The Company regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions.  Total loans repurchased during the quarters ended September 30, 2007 and 2006 were $536,000 and $526,000, respectively.  Loans indemnified that remain outstanding at September 30, 2007 totaled $8,563,000, of which $3,003,000 are guaranteed as to principal by FHA.  Losses net of recoveries charged against the liability for estimated losses on repurchase and indemnification were $35,000 and $206,000 for the nine months ended September 30, 2007 and 2006, respectively.  At September 30, 2007 and December 31, 2006, the liability for estimated losses on repurchase and indemnification was $1,784,000 and $2,093,000, respectively, and was included in other liabilities in the consolidated balance sheets.

In connection with the May 2006 sale of ABS School Services, LLC, the Company and Equi-Mor Holdings, Inc., a wholly owned subsidiary of the Company, guaranteed, for a five year period, the repayment of the loans sold to the purchaser up to an aggregate amount of $1,650,000, creating a recourse obligation for the Company.  The balance of this estimated liability at September 30, 2007 and December 31, 2006, was $935,000 and is included in other liabilities in the consolidated balance sheets.

17. Subsequent Events

Dividend

On November 2, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per common share to shareholders of record on December 5, 2007.  The dividend is payable December 17, 2007.

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

Forward-Looking Statements

Certain statements included in this report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to significant risks and uncertainties.  Forward-looking statements include information concerning our future results, interest rates, market prices and recorded values of loans and other assets, loan and deposit growth, operations, community bank implementation and business strategy.  These statements often included terminology such as “may,” “will,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.  As you consider forward-looking statements, you should understand that these statements are not guarantees of performance or results.  They involve risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward-looking statements.  These factors include but are not limited to: the successful implementation of our community banking strategies, the timing of regulatory approvals or consents for new branches or other contemplated actions; the availability of suitable and desirable locations for additional branches; the continuing strength of our existing business, which may be affected by various factors, including but not limited to interest rate fluctuations, level of delinquencies, defaults and prepayments, general economic and market conditions, competition, legal and regulatory developments and the risks and uncertainties discussed herein, and the uncertainties set forth from time to time in the in the Company’s other periodic reports filings and public statements. You should keep in mind that any forward-looking statements made herein speak only as of the date on which they were made.  New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us.  We do not intend to, update or revise any forward-looking statements after the date on which they are made.  In light of all the foregoing risks and uncertainties, you should keep in mind that any forward-looking statement made in this document or elsewhere may not reflect actual results.  Our risk factors are discussed in greater detail in Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2006, and in Item 1A. “Risk Factors” in this report.

Overview

During the third quarter of 2007 the Company continued to transition its balance sheet.  We increased community bank loans by $81.4 million in the third quarter of 2007, and $207 million year to date.  This increase in community bank loans is net of repayments and net of $29.5 million of originated SBA loans that we elected to sell in the secondary market.  Community bank loans are now $608 million. The continued growth in these community bank loans has positively impacted the Company’s net interest margin, net interest income and results of operations.

We redeemed $20 million of trust preferred securities with an average interest rate of 9.94% in the third quarter of 2007.  Our analysis prior to this discretionary redemption indicated the payback on this transaction would be less than two years and we thus incurred a charge that reduced earnings by $1.4 million, $842,000 net of tax or $.11 per diluted share. This charge is included in noninterest expense for the quarter and nine months ended September 30, 2007.  Subsequent to the redemption, interest rates have declined, which reduces the payback period.  This $.11 charge per diluted share does not consider interest expense savings that we realized upon the redemption.  As shown in the average balance sheet table on page 31 the amount of interest expense incurred and the cost of borrowings declined in the quarter, partially as a result of this redemption.

Another balance sheet action that we took in the quarter was a reduction of the Company’s cost of deposits.  Utilizing flexibility in some of our newer institutional deposit agreements, we lowered prices offered on selected deposits.  This resulted in the withdrawal of approximately $235 million of higher costing deposits in the third quarter.  These higher costing deposits had grown by over $200 million in the second quarter.  We replaced these deposits with FHLBank borrowings at a lower all-in-cost, which is reflected in our net interest margin.

Net interest margin for the third quarter of 2007 was 3.64%, which is a 98 basis point increase over the net interest margin of 2.66% for the third quarter of 2006.  The yield on earning assets increased 49 basis points to 6.25% for the quarter ended September 30, 2007, compared to 5.76% for the third quarter of 2006.  The increase in yield was due in large part to the change in mix of assets as higher yielding community banking assets replaced wholesale assets.  For the same period, the cost of interest bearing liabilities declined 43 basis points to 3.04% for the third quarter of 2007 compared to 3.47% for the third quarter of 2006, on account of the trust preferred redemption and the elimination of higher costing deposits.

The combination of improved yield on interest bearing assets and lower cost of liabilities led to a substantial improvement in net income for the quarter.  Net interest income after provision for credit losses increased $4.2 million, or 32%, to $17.5 million for the third quarter of 2007 compared to $13.3 million for the same quarter in 2006.  The increase in net interest income after provision for credit losses is attributable to the factors discussed above affecting net interest margin and to changes in the allowance for credit losses resulting from the growth in the community bank portfolio, the runoff in the residential portfolio and the change in residential nonperforming loans.  See “Provision for Credit Losses” below for additional details.

Income from continuing operations for the third quarter of 2007 was $2.7 million, or $.37 per diluted share, compared to income from continuing operations of $2.1 million, or $.27 per diluted share, in the third quarter of 2006.  There were several items related to noninterest income and noninterest expense that impacted the results from continuing operations for both periods.  Noninterest income was $6.3 million for the quarter ended September 30, 2007 compared to $7.4 million for the quarter ended September 30, 2006.  Included in noninterest income in the third quarter of 2007 was gain on sale of loans of $1.2 million compared to $97,000 for the third quarter of 2006.  This increase was principally the result of one loan that was sold out of our originated SBA portfolio.  The sale of this loan had been in our business plan since the start of the year and this loan, which totaled $9 million, is part of the $29.5 million of originated SBA loan sales for the year to date period.  Also in the third quarter of 2007 we realized a dividend of $405,000 from our cost-based investment in Matrix Financial Solutions, Inc.  In 2006 we realized income from the deployment of New Markets Tax Credits of $1.6 million and rental income of $602,000 attributable to our office headquarters building, which we later sold.

Noninterest expense of $20.6 million for the quarter ended September 30, 2007 includes the $1.4 million early redemption charge from our redemption of trust preferred securities we retired, as discussed above, and a charge of $543,000 to reduce single family loans to the lower-of-cost-or-market (“LOCOM”).  By contrast the noninterest expense of $17.7 million in the third quarter of 2006 included the recovery of previous LOCOM charges of $270,000.  The LOCOM charge in the single family portfolio for 2007 was the result of the recent negative conditions in the national marketplace for mortgage loans.  Also impacting noninterest expense were increases in compensation expense and other expenses associated with our community banking expansion.

Asset quality improved modestly in the third quarter.  Nonperforming residential loans totaled $9 million at September 30, 2007 as compared to $5.9 million at December 31, 2006.  It bears noting, however, that this represents a $505,000 reduction from June 30, 2007.  Because the Company’s residential loan portfolio is geographically diversified, management believes that its future performance will generally track conditions in the national market place and will be generally consistent within the national and regional economic markets in which the loans are located.  Asset quality in the community bank portfolio continued to be good, nonaccrual community bank loans are $2.6 million at September 30, 2007 compared to $1.9 million at December 31, 2006 and $2.0 million at June 30, 2007.  Net of SBA guarantees, nonaccrual community bank loans were $1.4 million, $908,000 and $522,000 for the same periods.  The increase in the third quarter of 2007 September is related to one commercial real estate SBA 504 loan.

The primary source of the Company’s net revenue is net interest income after provision for credit losses, which is the difference between total interest earned on interest earning assets and total interest incurred on interest bearing liabilities less provision for credit losses.  Our net income is also significantly affected by other income and in other expenses.  The provision for credit losses reflects the amount added to the allowance for credit losses that we believe is needed to ensure the allowance is adequate to cover probable inherent losses in the loan portfolio.  Noninterest income or other income consists of loan administration fees, custodial and administrative service fees, net gains on sale of assets, net gains on sale of loans and securities, brokerage fees, litigation settlements, and other operating income. The category of other expenses includes compensation and employee benefits, subaccounting fees, amortization of mortgage servicing rights, occupancy and equipment, mortgage servicing rights subservicing fees, professional fees, data processing, and other operating expenses.

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

Comparison of Results of Operations for the Quarters Ended September 30, 2007 and September 30, 2006

Income from Continuing Operations.  For the quarter ended September 30, 2007, we earned $2.7 million from continuing operations, or $.37 per basic share and per diluted share, as compared to $2.1 million, or $.27 per basic and diluted share, for the quarter ended September 30, 2006. The increase in earnings was a result of the increase in net interest income after provision, gains on sale of originated SBA loans, a dividend from our investment in Matrix Financial Solutions, Inc., and was partially offset by the $1.4 million charge incurred to redeem trust preferred securities and a lower-of-cost-or-market charge related to our wholesale residential portfolio of $543,000.

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

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$174,094	$3,230	7.36%	$94,838	$1,579	6.61%
Construction and development loans	178,624	4,198	9.32	50,497	1,167	9.17
Originated SBA loans	95,778	2,353	9.75	102,560	2,517	9.74
Multifamily loans	55,195	917	6.65	58,190	874	6.01
Commercial loans	69,476	1,534	8.76	12,805	245	7.59
Consumer and other loans	4,671	77	6.54	1,592	29	7.23
Total community bank loans	577,838	12,309	8.45	320,482	6,411	7.94
Wholesale assets:
Residential loans	488,048	6,639	5.44	675,358	8,495	5.03
Purchased SBA loans and securities	205,755	2,633	5.08	258,642	4,217	6.47
Mortgage-backed securities	635,697	8,467	5.33	740,185	9,726	5.26
Total wholesale assets	1,329,500	17,739	5.34	1,674,185	22,438	5.36
Interest-earning deposits	23,760	304	5.01	23,437	306	5.11
FHLBank stock	38,886	530	5.41	41,542	609	5.82
Total interest-earning assets	1,969,984	30,882	6.25%	2,059,646	29,764	5.76%

Noninterest-earning assets:
Cash	18,721			12,834
Allowance for credit losses	(9,403)			(9,298)
Premises and equipment	11,608			19,331
Other assets	81,940			92,563
Total noninterest-earning assets	102,866			115,430
Total assets	$2,072,850			$2,175,076

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$195	$1	1.26%	$173	$1	2.29%
Money market and NOW accounts	1,190,742	6,449	2.15	1,074,000	5,771	2.13
Certificates of deposit	27,894	312	4.44	52,672	565	4.26
FHLBank borrowings	336,463	4,226	4.91	643,861	8,269	5.03
Repurchase agreements	76,098	927	4.77	815	10	4.87
Borrowed money and junior subordinated debentures	55,416	1,111	7.85	71,372	1,644	9.01
Total interest-bearing liabilities	1,686,808	13,026	3.04%	1,842,893	16,260	3.47%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	247,433			209,627
Other liabilities	24,361			14,616
Total noninterest-bearing liabilities	271,794			224,243
Shareholders’ equity	114,248			107,940
Total liabilities and shareholders’ equity	$2,072,850			$2,175,076

Net interest income before provision for credit losses		$17,856			$13,504
Interest rate spread			3.21%			2.29%
Net interest margin			3.64%			2.66%
Ratio of average interest-earning assets to average interest-bearing liabilities			116.79%			111.76%

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

	Quarter Ended September 30,
	2007 vs. 2006
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$1,452	$199	$1,651
Construction and development loans	3,011	20	3,031
Originated SBA loans	(177)	13	(164)
Multifamily loans	(168)	211	43
Commercial loans	1,246	43	1,289
Consumer and other loans	61	(13)	48
Wholesale assets:
Residential loans	(4,644)	2,788	(1,856)
Purchased SBA loans and securities	(772)	(812)	(1,584)
Mortgage-backed securities	(1,874)	615	(1,259)
Interest-earning deposits	14	(16)	(2)
FHLBank stock	(38)	(41)	(79)
Total interest-earning assets	(1,889)	3,007	1,118

Interest-bearing liabilities:
Passbook accounts	–	–	–
Money market and NOW accounts	632	46	678
Certificates of deposit	(364)	111	(253)
FHLBank borrowings	(3,865)	(178)	(4,043)
Repurchase agreements	919	(2)	917
Borrowed money	(338)	(195)	(533)
Total interest-bearing liabilities	(3,016)	(218)	(3,234)
Change in net interest income before provision for credit losses	$1,127	$3,225	$4,352

As detailed in the foregoing tables, net interest income before provision for credit losses increased $4.4 million, or 32%, to $17.9 million for the quarter ended September 30, 2007 as compared to $13.5 million for the quarter ended September 30, 2006.  Net interest margin increased 98 basis points to 3.64% for the quarter ended September 30, 2007 from 2.66% for the same periods.  The tables indicate that the increase in net interest income before provision for credit losses can be fairly attributed to the progress made in the quarter in the ongoing balance sheet conversion and liability management.  Interest income increased $1.1 million to $30.9 million for the quarter ended September 30, 2007 as compared to $29.8 million for the quarter ended September 30, 2006.  Average community bank loans increased to $578 million for the quarter ended September 30, 2007 compared to $320 million for the same quarter in 2006.  The yield on those assets increased to 8.45% for the third quarter of 2007 as compared to 7.94% in 2006. Management attributes this increase to the positive performance of our regional banking teams.  During the same period the average balance of wholesale assets declined by $345 million to $1.33 billion for the quarter ended September 30, 2007 as compared to $1.67 billion for the quarter ended September 30, 2006.  The decline in the balance of wholesale assets is consistent with management’s strategy to reduce these assets.  The reduction is principally comprised of repayments from borrowers but has also been supplemented with periodic sales.  In total, the Company reduced the average balance of interest-earning assets to $1.97 billion for the quarter ended September 30, 2007 as compared to $2.06 billion for the quarter ended September 30, 2006, consistent with our overall de-leveraging strategy.

As noted above, the Company increased the yield on interest-earning assets 49 basis points to 6.25% for the quarter ended September 30, 2007 as compared to 5.76% for the quarter ended September 30, 2006.  The increased yield is largely attributable to the change in mix of assets discussed above.

While significant progress has been made in transforming our balance sheet to one more typical of a community banking operation, the legacy wholesale assets continue to negatively impact our total yield on assets.  As shown, the yield on wholesale assets decreased two basis points to 5.34% for the third quarter of 2007 as compared to the 5.36% yield for the third quarter of 2006.  The yield on residential loans increased 41 basis points between the third quarter of 2007 and 2006; however, the overall yield of 5.44% remains approximately 300 basis points below the yield of our community bank loans.  Included in this portfolio is a $70 million portfolio of loans that has generally repaid more slowly than we originally anticipated and currently has an average coupon of 4.61%.  This portfolio is becoming a larger portion of the remaining residential portfolio and we believe it may continue to negatively impact the overall yield prospectively.

The yield on purchased SBA loans and securities declined by 139 basis points to 5.08% for the third quarter of 2007 versus the third quarter of 2006.  This decrease was caused by accelerated repayments in this portfolio.  As a result, premium amortization was $1.2 million in the third quarter of 2007 compared to $547,000 in the third quarter of 2006.  We continue to anticipate high levels of repayments in this portfolio prospectively.  Yields on mortgage-backed securities increased seven basis points from 5.26% for the third quarter of 2006 to 5.33% for the third quarter of 2007 due to certain securities reaching the interest rate reset date.  Other than securities purchased for Community Reinvestment Act purposes, the Company has not purchased investment securities during 2007.

The Company’s net interest income between the third quarters of 2007 and 2006 was also favorably impacted by two separate items related to our liabilities, the redemption of trust preferred securities and a continuing improvement in other liability mix.  We redeemed $20 million of trust preferred debt, in the third quarter of 2007.  Together with the redemption of $5 million of trust preferred debt in the fourth quarter of 2006, we have reduced our high cost debt by $25 million in the past twelve months.  For the quarter ended September 30, 2007, average borrowed money declined by $16 million to $55 million as compared to $71 million for the quarter ended September 30, 2006.  In addition, the lower average balance of higher costing debt reduced the cost of these borrowings by 116 basis points to 7.85% for the third quarter of 2007 compared to 9.01% for the third quarter of 2006.  As previously noted, in the third quarter of 2007, we also repriced certain of our newer institutional deposit relationships resulting in withdrawals of some of those deposits.  These funds were replaced by FHLBank borrowings at a lower all in cost.  As a result, the rate paid on deposits and FHLB borrowings declined from 3.01% for the quarter ended September 30, 2006 to 2.87% for the third quarter of 2007.

Overall, the cost of liabilities declined 43 basis points in the comparable quarters to 3.04% for the quarter ended September 30, 2007, versus 3.47% in 2006.  The average balance of interest bearing liabilities declined by $156 million, resulting in a total savings of $3.2 million in interest expense.  Also, average noninterest bearing deposits increased $38 million to $247 million for the third quarter of 2007 compared to $209 million for the third quarter of 2006, which favorably impacted our interest expense.  The majority of average noninterest-bearing deposits are primarily institutional deposits that are subject to subaccounting fees.

With this quarter, we have reported net interest margin expansion for the seventh consecutive quarter since the implementation of our community banking strategy.  Community bank loans now account for 29% of our interest-earning assets and yielded 8.45% compared to 5.34% for the wholesale assets.  We intend to continue to increase our percentage of community banking assets in the future.

Provision for Credit Losses. The provision for credit losses was $352,000 for the quarter ended September 30, 2007, compared to $232,000 for the quarter ended September 30, 2006.  The provision for credit losses for the third quarter 2007 is principally reflective of the growth of $81.4 million of community bank loans, partially offset by repayments of wholesale residential loans and improvements in asset quality relating both to lower nonperforming residential loans and improvements in selected individual loan ratings.  The provision expense for the third quarter of 2006 also related to community bank loan growth, as offset by declines in wholesale residential loans. For a discussion of the Company’s allowance for credit loss methodology see “Critical Accounting Estimates – Allowance for Credit Losses,” and, as it relates to nonperforming assets, see “Asset Quality.”

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges.  Loan administration fees decreased $398,000, or 22%, to $1.4 million for the quarter ended    September 30, 2007, as compared to $1.8 million for the same quarter in 2006.  This decrease is consistent with the decline in our mortgage loan servicing portfolio.  Our mortgage loan servicing portfolio decreased to an average balance of $1.14 billion for the quarter ended September 30, 2007 as compared to an average balance of $1.44 billion for the quarter ended September 30, 2006.  Our average service fee rate (including all ancillary income) of 0.46% for the third quarter of 2007 was one basis point lower than the 0.47% rate for the third quarter of 2006.  The Company anticipates loan administration fees will continue to decrease as its servicing portfolio decreases through normal amortization and prepayments.

Custodial and Administration Services. Service fees increased $426,000, or 25%, to $2.2 million for the quarter ended September 30, 2007, as compared to $1.7 million for the quarter ended September 30, 2006. The increase is due to continued growth generated by Sterling Trust.  Total accounts under administration increased 17.5% to 57,004 accounts at September 30, 2007, as compared to 48,517 accounts at September 30, 2006, and total assets under administration increased to $4.34 billion at September 30, 2007, from $3.57 billion at September 30, 2006. We attribute this increase to the successful marketing and growth efforts of Sterling Trust’s management team.

Gain on Sale of Loans and Securities.  Gain on sale of loans and securities was $1.2 million for the quarter ended September 30, 2007, as compared to $97,000 for the quarter ended September 30, 2006.  During the third quarter of 2007, the Company sold $14.2 million of SBA originated loans.  The loans were part of our management of industry concentrations, interest rate risk, and regular sales of the guaranteed portion of SBA originated loans. Included in this population was a medical facility loan that accounted for the majority of the gain on sale for the quarter. The corresponding quarter of 2006 gain on sale principally included gains from the sale of SBA originated loans.  Gain on sale of loans and securities can fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, the particular loan portfolios we elect to sell and market conditions.

Other Income. Other income for the third quarter 2007 principally includes income earned on bank owned life insurance of $236,000, dividends from cost-method investments of $405,000, prepayment penalties on loans and other loan fees not recognized as part of yield on loans of $419,000, and other miscellaneous items that totaled $429,000.  This compares to the third quarter of 2006 when other income included fee income related to monetization of and management services provided under the New Markets Tax Credits program of $1.6 million, rental income from our headquarters building of $602,000, income earned on bank owned life insurance of $222,000 loan and other loan fees of $348,000, gain on sale of a parcel of property retained from the sale of ABS School Services, Inc. of $285,000, equity earnings of unconsolidated subsidiaries of $117,000 and other miscellaneous  items that totaled $523,000.  The bank owned life insurance is recurring revenue as is the prepayment penalties on loans and other loan fees, and miscellaneous income.  This is the second year in which we received a dividend on our cost-method investment; in 2006 this dividend was $162,000 and was received in the fourth quarter of that year.

Noninterest Expense. Noninterest expense increased $3.0 million, or 17%, to $20.6 million for the quarter ended September 30, 2007 as compared to $17.7 million for the quarter ended September 30, 2006.  The following table details the components of noninterest expense for the periods indicated:

	Quarter Ended
	September 30,
	2007	2006
	(Dollars in thousands)

Compensation and employee benefits	$7,085	$5,283
Amortization of mortgage servicing rights	820	1,544
Occupancy and equipment	792	1,047
Postage and communication	282	264
Professional fees	684	609
Mortgage servicing rights subservicing fees	455	603
Data processing	135	187
Subaccounting fees	5,905	5,603
Redemption of junior subordinated debentures	1,356	176
Other general and administrative	3,128	2,354
Total	$20,642	$17,670

Compensation and employee benefits expense increased $1.8 million, to $7.1 million for the quarter ended September 30, 2007 as compared to $5.3 million for the quarter ended September 30, 2006.  At September 30, 2007 the Company had 318 employees, which is unchanged from the second quarter of 2007.  This compares to 271 employees at September 30, 2006.  This increase includes many of the members of our regional branch banking teams and credit administration team to implement our community banking strategy.  Included in compensation and employee benefits were costs of $273,000 and $158,000 for the Company’s stock-based compensation plans for the quarter ended September 30, 2007 and 2006, respectively.  The increase in stock-based compensation expense is reflective of the additional employees hired to implement our business strategy.

Amortization of mortgage servicing rights decreased $724,000, or 47%, to $820,000 for the quarter ended      September 30, 2007 as compared to $1.5 million for the quarter ended September 30, 2006.  Amortization of mortgage servicing rights has been declining consistently with the decline in our mortgage servicing portfolio.  On a quarterly basis the fluctuation is also a function of the level of repayments of the remaining portfolio.    The average balance in our mortgage servicing rights portfolio decreased to $1.14 billion at September 30, 2007 as compared to $1.44 billion at September 30, 2006.  Prepayment speeds on our servicing portfolio were 19.3% for the quarter ended September 30, 2007 as compared to 21.0% for the quarter ended September 30, 2006.

Occupancy and equipment expense declined $255,000, or 24%, to $792,000 for the quarter ended September 30, 2007 as compared to $1.0 million for the quarter ended September 30, 2006.  The Company recognized $283,000 of amortization of deferred gain as a reduction of occupancy expense for the quarter ended September 30, 2007.  This amount represents amortization for the period of the deferred gain resulting from the sale-leaseback of the United Western Financial Center, which is being amortized into income over the ten-year term of the lease.  Other factors include the elimination of approximately $233,000 of depreciation on the United Western Financial Center that was incurred in the third quarter of 2006 that is no longer incurred.  These two items were partially offset by increases in occupancy and equipment associated with our new branch locations.

Subaccounting fees, which represent fees paid to third parties to service depository accounts on our behalf, are incurred at the Bank in respect of custodial and institutional deposits.  Such fees increased $302,000, or 5%, to $5.9 million for the quarter ended September 30, 2007 compared to $5.6 million for the quarter ended September 30, 2006.  This increase was due to an increase in the average deposits subject to subaccounting fees, which increased $89 million, or 9%, for the quarter ended September 30, 2007 to $1.11 billion from $1.02 billion for the quarter ended September 30, 2006.  In addition, subaccounting fees are generally tied to the Federal Open Market Committee target rate for overnight deposits.  The average target rate for the third quarter of 2007 was 5.18% compared to 5.25% for the third quarter of 2006, which partially offset the increase.

Redemption of junior subordinated debentures represents the cost to redeem trust preferred debt and securities.  On July 25, 2007, the Company redeemed 100% of the trust preferred securities outstanding of Trust III and Trust V.  There were $15,000,000 of trust preferred securities outstanding in Trust III, the redemption price was 106.15%, and the Company had $364,000 of unamortized issuance costs associated with this issue that were charged to earnings in the third quarter of 2007.  The balance of Trust V was $5,000,000, the redemption price was 100%, and unamortized issuance costs were $69,000, which also were charged to earnings in the third quarter of 2007.  The Company drew $11 million on its two credit facilities together with cash on hand to fund these redemptions.  The trust preferred debt redeemed had an average cost of 9.94%.  At the time of this redemption, we estimated our payback on this transaction would be less than two years.  Subsequent decreases in interest rates are now expected to shorten the payback period.  By comparison in the third quarter of 2006, we announced the redemption of $5 million of trust preferred debt and securities utilizing cash on hand and incurred a charge of $176,000 to write-off the deferred issuance costs associated with that issuance.

The remainder of noninterest expense, which includes postage and communication expense, professional fees, mortgage servicing rights subservicing fees, data processing costs and other general and administrative expenses, increased approximately $667,000 to $4.7 million for the quarter ended September 30, 2007 as compared to $4.0 million for the quarter ended September 30, 2006.  In the third quarter of 2007, we incurred a charge of $543,000 to reduce single family loans to lower of cost or market (“LOCOM”) compared to the third quarter of 2006 when we recognized a recovery of previous LOCOM charges of $270,000.  The LOCOM charge in the single family portfolio for 2007 was the result of conditions in the national marketplace for mortgage loans in the third quarter of this year.

Income Taxes. The provision for income taxes from continuing operations for the quarter ended September 30, 2007, was $495,000 as compared to $906,000 for the quarter ended September 30, 2006.  Our effective tax rate was 15.7% for the 2007 quarterly period compared to 30.3% for the same 2006 period.  In the third quarter of 2007, a previously uncertain tax positions was resolved with the lapsing of the statute of limitations of the 2003 tax returns.  We realized a reduction of income tax expense of approximately $470,000 related to this matter.  Also, our tax rate is affected by the utilization of tax credits generated by a subsidiary of the Bank and the amount of tax-exempt income at the Bank in proportion to the level of income from continuing operations.  For the quarter ended September 30, 2007, our effective tax rate was favorably impacted by the utilization of $279,000 of New Market Tax Credits, as compared to $183,000 for the third quarter of 2006.

Comparison of Results of Operations for the Nine Months Ended September 30, 2007 and September 30, 2006

Income from Continuing Operations. For the nine months ended September 30, 2007, we earned $7.2 million from continuing operations, or $.99 per basic share and $.98 per diluted share, as compared to $6.2 million, or $.78 per basic and $.77 per diluted share, for the nine months ended September 30, 2006.  In the first nine months of 2007 as compared to the first nine months of 2006, the Company increased net interest income after provision for credit losses by $11 million, or 29%.  This was the result of the implementation of our community banking strategy.  Noninterest income declined $5.7 million to $16.3 million for the nine months ended September 30, 2007 due primarily to certain items that occurred in 2006 that were not present in 2007.  Noninterest expense increased $4.8 million to $56.3 million for the nine months ended September 30, 2007, which generally was consistent with the discussion above.

Net Interest Income.  The following table sets forth, for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities and the resultant yields or costs.  Ratio, yield and rate information is based on average daily balances where available; otherwise, average monthly balances have been used.  Nonperforming loans are included in the calculation of average balances for loans for the periods indicated.

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$164,892	$9,163	7.43%	$78,523	$3,884	6.61%
Construction and development loans	132,604	9,248	9.32	44,612	3,069	9.20
Originated SBA loans	97,698	6,962	9.53	99,520	6,990	9.39
Multifamily loans	56,684	2,785	6.55	62,475	2,764	5.90
Commercial loans	46,938	3,094	8.81	8,375	446	7.12
Consumer and other loans	4,329	220	6.79	1,295	69	7.12
Total community bank loans	503,145	31,472	8.36	294,800	17,222	7.81
Wholesale assets:
Residential loans	538,205	21,451	5.31	754,160	27,055	4.78
Purchased SBA loans and securities	220,455	8,788	5.33	293,889	14,026	6.38
Mortgage-backed securities	680,657	27,061	5.30	628,810	24,034	5.10
Total wholesale assets	1,439,317	57,300	5.31	1,676,859	65,115	5.18
Interest-earning deposits	20,518	787	5.06	21,846	810	4.89
FHLBank stock	39,261	1,635	5.57	40,178	1,688	5.62
Total interest-earning assets	2,002,241	91,194	6.08%	2,033,683	84,835	5.57%

Noninterest-earning assets:
Cash	19,897			15,915
Allowance for credit losses	(9,129)			(8,950)
Premises and equipment	10,641			17,967
Other assets	82,785			104,234
Total noninterest-earning assets	104,194			129,166
Total assets	$2,106,435			$2,162,849

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$169	$2	1.27%	$241	$2	1.11%
Money market and NOW accounts	1,225,433	21,103	2.30	1,023,636	14,376	1.88
Certificates of deposit	33,229	1,053	4.24	63,395	2,027	4.27
FHLBank borrowings	323,547	11,967	4.88	655,547	23,165	4.66
Repurchase agreements	70,849	2,578	4.86	275	10	4.86
Borrowed money and junior subordinated debentures	62,539	4,017	8.47	73,163	4,834	8.71
Total interest-bearing liabilities	1,715,766	40,720	3.16%	1,816,257	44,414	3.24%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	255,605			212,004
Other liabilities	21,924			24,144
Total noninterest-bearing liabilities	277,529			236,148
Shareholders’ equity	113,140			110,444
Total liabilities and shareholders’ equity	$2,106,435			$2,162,849

Net interest income before provision for credit losses		$50,474			$40,421
Interest rate spread			2.92%			2.33%
Net interest margin			3.37%			2.67%
Ratio of average interest-earning assets to average interest-bearing liabilities			116.70%			111.97%

Volume and Rate Analysis of Net Interest Income

The following table presents the extent to which changes in volume and interest rates of interest earning assets and interest bearing liabilities affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior period rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior period volume) and (iii) changes attributable to a combination of changes in rate and volume (change in rates multiplied by the changes in volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Nine Months Ended September 30,
	2007 vs. 2006
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$4,746	$533	$5,279
Construction and development loans	6,137	42	6,179
Originated SBA loans	(129)	101	(28)
Multifamily loans	(269)	290	21
Commercial loans	2,518	130	2,648
Consumer and other loans	154	(3)	151
Wholesale assets:
Residential loans	(8,367)	2,763	(5,604)
Purchased SBA loans and securities	(3,157)	(2,081)	(5,238)
Mortgage-backed securities	2,035	992	3,027
Interest-earning deposits	(50)	27	(23)
FHLBank stock	(38)	(15)	(53)
Total interest-earning assets	3,580	2,779	6,359

Interest-bearing liabilities:
Passbook accounts	–	–	–
Money market and NOW accounts	3,133	3,594	6,727
Certificates of deposit	(956)	(18)	(974)
FHLBank borrowings	(12,212)	1,014	(11,198)
Repurchase agreements	2,568	–	2,568
Borrowed money	(686)	(131)	(817)
Total interest-bearing liabilities	(8,153)	4,459	(3,694)
Change in net interest income before provision for credit losses	$11,733	$(1,680)	$10,053

Net interest income before provision for credit losses increased $10.1 million, or 25%, to $50.5 million for the nine months ended September 30, 2007 as compared to $40.4 million for the nine months ended September 30, 2006.  Net interest margin increased 70 basis points to 3.37% for the nine months ended September 30, 2007 from 2.67% for the nine months ended September 30, 2006.  The increase in net interest income before provision for credit losses was attributable to the mix of interest earning assets and interest bearing liabilities and an overall decline in average interest bearing liabilities.

For the nine months ended September 30, 2007, community bank loans averaged $503 million compared to $295 million for the nine months ended September 30, 2006.  The yield on community bank loans increased 55 basis points from 7.81% for the first nine months of 2006 to 8.36% for the first nine months of 2007.  Interest income from community bank loans increased $14.3 million to $31.5 million compared to $17.2 million for the first nine months of 2006.  Management attributes the increase in community bank loans to the performance of our banking team’s loan production efforts.  The increase in yield is related to the continued origination of loans and the reduced impact of certain of the lower yielding legacy community bank multifamily loans and triple-net loans are having in relation to the total loan portfolio during the respective periods.

Wholesale assets declined an average of $238 million to $1.44 billion for the first nine months of 2007 as compared to $1.68 billion for the first nine months of 2006.  The yield on wholesale assets increased 13 basis points to 5.31% for the nine months ended September 30, 2007 as compared to 5.18% for the nine months ended September 30, 2006.  Total wholesale interest income declined by $7.8 million to $57.3 million for nine months ended September 30, 2007 as compared to $65.1 million for the nine months ended September 30, 2006.  The yield on residential loans increased by 53 basis points between the periods because many of the loans are adjustable rate mortgages that have reached their reset date.  This portfolio declined by $216 million between the periods and we anticipate further declines prospectively.  The yield on SBA purchased loans declined to 5.33% for the nine months ended September 30, 2007 compared to 6.38% for the nine months ended September 30, 2006 due principally to increased premium amortization.  Premium amortization due to repayments of principal and repayment of SBA purchased loans was $3.4 million for the first nine months of 2007 compared to $1.5 million for the first nine months of 2006.  Yields on mortgage-backed securities increased 20 basis points from 5.10% for the nine months of 2006 to 5.30% for the nine months of 2007. The average balance of securities increased $52 million due to purchases in the third and fourth quarter of 2006.  Prospectively, we anticipate continued repayments of wholesale assets.  If repayments are not sufficient to meet our balance sheet transition plans, we will consider the sale of certain wholesale assets to assist us in accelerating our ongoing balance sheet transformation.

The Company’s net interest income between the nine months ended September 30, 2007 and 2006 was favorably impacted by the decline in our average interest-bearing liabilities.  Average interest-bearing liabilities declined $100 million between the periods from $1.82 billion for the 2006 period compared to $1.72 billion for the 2007 period.  This decline is related to the overall decline in average assets of $56 million and the increase in noninterest bearing deposits of $44 million. The average noninterest-bearing deposits are primarily institutional deposits that are subject to subaccounting fees.  The cost of our liabilities declined by eight basis points to 3.16% for the nine months ended September 30, 2007 compared to 3.24% for the nine months ended September 30, 2006.  The decrease in the cost occurred because of the actions discussed above in Comparison of Results of Operations for the three months ended September 30, 2007 and 2006. Through the first half of 2007, our cost of interest bearing liabilities had increased nine basis points in comparison to the first half of 2006.

Provision for Credit Losses. The provision for credit losses was $1.3 million for the nine months ended September 30, 2007, compared to $2.3 million for the nine months ended September 30, 2006.  The provision for credit losses for the first nine months of 2007, is reflective of the growth of approximately $206 million of community bank loans, increases in nonperforming wholesale residential loans, partially offset by repayments of residential loans and improvements in the underlying evaluation of certain loans in the period.  The provision expense for the first nine months of 2006 included the Company’s reevaluation of loan loss reserve levels associated with the commercial loan portfolio that existed at that time.  During the first nine months of 2006, the Bank’s credit risk management team revised the estimated loss factors that are applied to certain commercial loans to reflect credit and risk management’s experience with inherent losses in these types of loans; in addition the provision included amounts for commercial loans that demonstrated weakening conditions that were substantially resolved in the last half of 2006.  For a discussion of the Company’s allowance for loan losses methodology see “Critical Accounting Estimates – Allowance for Loan Losses,” and, as it relates to nonperforming assets, see “Asset Quality.”

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges.  Loan administration fees decreased 1.2 million, or 19%, to $4.9 million for the nine months ended September 30, 2007, as compared to $6.1 million for the nine months ended September 30, 2006.  This decrease is consistent with the decline in our mortgage loan servicing portfolio.  This portfolio decreased to an average balance of $1.21 billion for the nine months ended September 30, 2007 as compared to an average balance of $1.55 billion for the nine months ended September 30, 2006.  Our average service fee rate (including all ancillary income) of 0.50% for the first nine months of 2007 was two basis points higher than the 0.48% rate for the first nine months of 2006.  The Company anticipates loan administration fees will continue to decrease as its servicing portfolio decreases through normal amortization and prepayments.

Custodial and Administration Services. Service fees increased $1.1 million, or 21%, to $6.2 million for the nine months ended September 30, 2007, as compared to $5.1 million for the nine months ended September 30, 2006. The increase is due to continued growth generated by Sterling Trust and the trend in revenue is consistent with the discussion above under “Comparison of Results of Operations for the Quarters Ended September 30, 2007 and 2006 – Custodial and Administration Services.”

Gain on Sale of Loans and Securities.  Gain on sale of loans and securities was $2.1 million for the nine months ended September 30, 2007, as compared to $488,000 for the nine months ended September 30, 2006. During the first nine months of 2007, the Company sold $29.5 million of originated loans from our SBA division.  The loans included loans we elected to sell to manage industry concentrations.  These sales generated gains of $2 million in the nine months.  Also in the first nine months of 2007, we sold three securities from our available for sale securities portfolio, principally to assist in the de-leveraging of the balance sheet.  The gain on sale of these securities was $98,000.  We also sold $23 million of wholesale residential loans and realized a gain of $7,000.  The first nine months of 2006 gain on sale included gains from sale of delinquent loans purchased out of loan pools for which Matrix Financial was acting as servicer, and then re-sold into the secondary market from which we realized a gain of $155,000, as well as gains on the sale of $9.6 million originated SBA loans, from which we realized a gain of $566,000.  These gains were partially offset by losses from the sale of loans and securities from the SBA purchased   portfolios. Gains on sale of loans and securities can fluctuate significantly from period to period based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, the particular loan portfolios we elect to sell and market conditions.

Litigation Settlements.  Litigation settlements include amounts recovered as a result of legal actions against third parties related to losses sustained by the Company in prior years. In the nine months ended September 30, 2006 the Company negotiated three litigation settlements -- one at the Bank and two at Matrix Financial, and realized $2.6 million.  No comparable amounts were recovered in the first nine months of 2007.

Other Income. Other income for the nine months ended September 30, 2007 principally includes income earned on bank owned life insurance of $698,000, dividends from cost-method investments of $405,000, prepayment penalties on loans and other loan fees not recognized as part of yield on loans of $959,000, and other miscellaneous items. This compares to the first nine months of 2006 when other income included fee income related to monetization of and management services provided under the New Markets Tax Credits program of $2.2 million, rental income from our headquarters building of $1.8 million, income earned on bank owned life insurance of $660,000 loan and other loan fees of $546,000, gain on sale of a parcel of property retained from the sale of ABS School Services, Inc. of $285,000, equity earnings of unconsolidated subsidiaries of $439,000 and other miscellaneous items. The bank owned life insurance is recurring revenue as is the prepayment penalties on loans and other loan fees, and miscellaneous income.  This is the second year in which we received a dividend on our cost-method investment; in 2006 this dividend was $162,000 and was received in the fourth quarter of that year.

Noninterest Expense. Noninterest expense increased $4.8 million, or 9.2%, to $56.3 million for the nine months ended September 30, 2007, as compared to $51.5 million for the nine months ended September 30, 2006.  The following table details the major components of noninterest expense for the periods indicated:

	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)

Compensation and employee benefits	$19,987	$16,173
Amortization of mortgage servicing rights	2,803	4,610
Recovery of mortgage servicing rights	-	(276)
Occupancy and equipment	2,170	3,168
Postage and communication	911	814
Professional fees	1,872	1,743
Mortgage servicing rights subservicing fees	1,486	1,923
Data processing	536	627
Subaccounting fees	17,659	15,371
Redemption of junior subordinated debentures	1,487	176
Other general and administrative	7,391	7,216
Total	$56,302	$51,545

Compensation and employee benefits expense increased $3.8 million, or 24%, to $20 million for the nine months ended September 30, 2007 as compared to $16.2 million for the nine months ended September 30, 2006.  This increase is due to costs for employees, including our regional banking teams and the credit administration team added at the Bank to implement our community banking strategy. Included in compensation and employee benefits were costs of $727,000 and $385,000 for the Company’s stock based compensation plans for the nine months ended September 30, 2007 and 2006, respectively.  The increase in stock based compensation expense is consistent with the hiring of new employees to implement our business strategy.

Amortization of mortgage servicing rights decreased $1.8 million, or 39%, to $2.8 million for the nine months ended September 30, 2007 as compared to $4.6 million for the nine months ended September 30, 2006. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loans within the portfolio. The average balance in our mortgage servicing rights portfolio decreased to $1.21 billion at September 30, 2007 as compared to $1.55 billion at September 30, 2006.  Annualized prepayment speeds on our servicing portfolio were 20.3% for the nine months ended September 30, 2007, as compared to 22.2% for the nine months ended September 30, 2006.

There was no additional charge against, or recovery in the impairment of, mortgage servicing rights for the nine months ended September 30, 2007, as compared to an impairment recovery of $276,000 for the nine months ended September 30, 2006. The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value. The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans. The Company stratifies its mortgage servicing rights by product type and investor, among other things, to reflect the predominant risks. To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows. Based on this evaluation, there was no charge or recovery of the impairment recorded during the nine months ended September 30, 2007. It is not possible to estimate if future impairments or recoveries of those impairments will occur, and further changes in market interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future periods.

Occupancy and equipment expense declined $998,000, or 32%, to $2.2 million for the nine months ended September 30, 2007 as compared to $3.2 million for the nine months ended September 30, 2006.  The Company recognized $847,000 of amortization of deferred gain as a reduction of occupancy expense for the nine months ended September 30, 2007.  This amount represents amortization for the period of the deferred gain resulting from the sale-leaseback of our headquarters building, which is being amortized into income over the 10-year term of the lease.  Additionally, $772,000 of depreciation on the building was not incurred.  These two factors were offset by increases in costs for our branch deployment.

Subaccounting fees, which represent fees paid to third parties to service depository accounts on our behalf, are incurred at the Bank in respect of custodial and institutional deposits.  Such fees increased $2.3 million, or 15%, to $17.7 million for the nine months ended September 30, 2007 compared to $15.4 million for the nine months ended September 30, 2006.  This increase was due to an increase in the average deposits subject to subaccounting fees, which increased $106 million, or 10%, for the nine months ended September 30, 2007 to $1.12 billion from $1.01 billion for the nine months ended September 30, 2006. In addition, subaccounting fees are generally tied to the Federal Open Market Committee target rate for overnight deposits.  The average target rate for the nine months of 2007 was 5.23% compared to 4.86% for the nine months of 2006.

Redemption of junior subordinated debentures represents the cost to redeem trust preferred debt and securities. In addition to the redemption of Trust III and Trust V discussed above, the Company incurred a modest charge of $131,000 in the second quarter of 2007 to redeem Trust I, and incurred a charge of $176,000 in connection with the redemption of Trust IV in 2006.

The remainder of noninterest expense, which includes postage and communication expense, professional fees, mortgage servicing rights subservicing fees, data processing costs and other general and administrative expenses decreased $127,000 to $12.2 million for the nine months ended September 30, 2007 as compared to $12.3 million for the nine months ended September 30, 2006.  For the nine months ended September 30, 2007 we incurred a lower of cost or market charge on our residential portfolio of $687,000 compared to lower of cost or market recoveries of $1.5 million in the first nine months of 2006.  In 2006, we incurred a recourse charge related to our sale of ABS School Services of $950,000.  The remaining difference is principally related to the decline in mortgage servicing rights subservicing fees, which declined to $1.5 million for 2007 compared to $1.9 million for 2006 due to the overall decrease in our mortgage servicing portfolio.

Income Taxes. The provision for income taxes from continuing operations for the nine months ended September 30, 2007 was $2.1 million, and represented an effective tax rate of 22.4%.  Our effective tax rate was affected by the resolution of one of our uncertain tax positions with the lapsing of the statute of limitations of the 2003 tax returns.  We realized a reduction of income tax expense of approximately $470,000 related to this matter during the third quarter and first nine months of 2007.  In addition, we continue to utilize tax credits generated by a subsidiary of the Bank from the New Markets Tax Credit program.  Such credits were $838,000 for the first nine months of 2007.  For the first nine months of 2006, our provision for income taxes from continuing operations was $2.5 million and this represented an effective tax rate of 29%.  For the nine months ended September 30, 2006 we realized tax credits of $548,000. Our effective tax rate for both periods was also impacted by our level of tax exempt income which is principally related to bank owned life insurance.

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

	September 30,	December 31,	September 30,
	2007	2006	2006
	(Dollars in thousands)
CCommunity Bank loans:
Commercial real estate	$251,302	$224,660	$191,547
Construction and development	213,291	87,068	56,524
Commercial	79,861	24,905	25,754
Multifamily	54,609	54,833	55,748
SBA originated, guaranteed portions	5,221	7,171	5,806
Consumer	3,779	2,845	1,277
Wholesale loans:
Residential	468,698	606,693	653,185
SBA purchased guaranteed portions	133,802	156,308	164,164
Total loans	$1,210,563	$1,164,483	$1,154,005

At September 30, 2007, total community bank loans increased to $608 million as compared to $401 million at December 31, 2006 and $337 million at September 30, 2006.  The increases in community bank commercial real estate, construction and development and commercial loans are due to the successful efforts of our community banking teams.  Construction and development loans grew $126 million in the nine month period between December 31, 2006 and September 30, 2007.  This population of loans includes residential, commercial and multifamily construction loans and land acquisition and development loans.  The Bank has no exposure to production builders and no warehouse lines to single family mortgage lenders.  The Bank’s construction portfolio is located throughout Colorado including several resort markets, (e.g., Aspen, Steamboat, and Breckenridge.)  Our land and construction lending is to well qualified borrowers, the majority of which include personal guarantees, loan to value averages of approximately 75%, a speculative to pre-sold ratio of approximately one-to-one, and we require interest reserves over the life of the loan.  The Bank generally will only make a land acquisition development loan when the vertical construction, which the Bank anticipates providing, is scheduled to commence within twelve months or less and contain secondary sources of repayment including guarantees.  The Bank has two loans that qualify as “Shared National Credits” as defined by regulation (over $25 million with three or more lenders).  In both cases, the borrower’s chief executive officers are customers of the Bank and the Bank is not large enough to manage these business’ credit needs.

Residential loans declined $138 million between September 30, 2007 and December 31, 2006 and by $184 million between September 30, 2007 and September 30, 2006.  This decline is consistent with our de-leveraging strategy and our plan to reduce the amount of wholesale loans on our balance sheet.  Overall loans increased $56.6 million between September 30, 2007 and September 30, 2006 and increased $46.1 million between September 30, 2007 and December 31, 2006.  As noted above, our goal for the remainder of 2007 is to continue to experience runoff via repayment of wholesale assets, which may be accelerated with a sale of residential loans, and to continue to increase our community bank portfolio.

Asset Quality

As part of our asset quality function, we monitor nonperforming assets on a regular basis.  Loans are placed on nonaccrual when full payment of principal or interest is in doubt or when they are 90 days past due as to either principal or interest.  During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of loan agreements.  These loans are placed under close supervision with consideration given to placing the loan on nonaccrual status, increasing the allowance for credit losses and (if appropriate) partial or full charge-off.  After a loan is placed on nonaccrual status, any interest previously accrued but not yet collected is reversed against current income.  If interest payments are received on nonaccrual loans, these payments are applied to principal and not taken into income.  Loans are not being placed back on accrual status unless back interest and principal payments are made.  We also evaluate loans for impairment on an individual loan level basis. A loan is impaired when based on current information and events it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. For certain government-sponsored loans, such as FHA insured and VA guaranteed loans, we continue to accrue interest when the loan is past due 90 or more days, as the majority of the interest on these loans is insured by the federal government.  The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $6.6 million, $9.1 million and $7.9 million at September 30, 2007, December 31, 2006, and September 30, 2006, respectively.  These accruing loans are not included in the balances of nonperforming loans below.

 The following table sets forth our nonperforming assets as of the dates indicated:

	September 30,	December 31,	September 30,
	2007	2006	2006
	(Dollars in thousands)
Residential	$8,993	$5,895	$6,376
SBA purchased guaranteed portions	–	578	–
Commercial real estate	1,264	104	3,902
Construction and development	–	645	3,539
Commercial	127	159	193
SBA originated guaranteed portions	1,172	1,017	2,822
Total nonperforming loans	11,556	8,398	16,832
REO	3,720	5,403	4,207
Total	$15,276	$13,801	$21,039

At September 30, 2007, total nonperforming loans were $11.6 million compared to $8.4 million at December 31, 2006 and $16.8 million at September 30, 2006.  Nonperforming loans consist of two separate classes of assets, wholesale loans, principally the residential loans as there is nominal risk of loss associated with the guaranteed SBA purchased loans and the community bank portfolio.  The Company’s nonperforming wholesale residential loan portfolio did decline modestly in the third quarter of 2007 as compared to the second quarter of 2007 by $505,000. Overall, nonperforming residential loans totaled $9 million, $5.9 million, and $6.4 million, at September 30, 2007, December 31, 2006, and September 30, 2006, respectively.  This represents 1.92%, 0.97%, and 0.98%, of the residential portfolio for those respective periods.  The $3.1 million increase in residential nonperforming loans between December 31, 2006 and September 30, 2007 was consistent with the increases in the national market place, particularly occurring in the industrial states such as Michigan, Ohio and Indiana, and western states and Florida.  The Company’s residential portfolio is geographically dispersed.  The Company owns loans in all 50 states, and concentrations of greater than 5% occur in California 36%, Illinois 8%, Georgia 7%, Texas 5%, and Florida 5%.  Of the $161 million of loans located in California, 43% were sold to the Company with recourse back to the seller.  If any such loan were to become nonperforming, the seller has the ability to perform on its recourse obligation.  The average loan size of the residential loan portfolio is $149,000 and consists of loans that on average are over five years seasoned, were rigorously underwritten at the time of acquisition, and bore average FICO scores over 700 with reasonable loan to values and debt to income ratios.  Based on the national Case-Shiller Index, we estimate the average current loan-to-value to be in the 60% range.  We believe the risk of loss associated with this portfolio is considerably lower than losses associated with other types of lending, which is borne by our historical loss experience from the residential portfolio.  We expect future levels of nonperforming loans in the residential portfolio to be generally consistent within the national and regional economic markets in which the loans are located.

At September 30, 2007, the Company owned a de minimis amount of mortgages that met the regulatory definition of subprime at the date of purchase or origination (less than ½ of one-percent of wholesale residential loans.)  In prior years, the Company originated subprime mortgages through its mortgage banking subsidiary, and occasionally the Bank also purchased subprime mortgages.  These activities ceased several years ago, and the Company’s current holdings represent the remainder of such activities.  The Company is not now active in the subprime market and has no intention of becoming involved in the future.

Nonperforming community bank loans totaled $2.6 million, $1.9 million, and $10.5 million at September 30, 2007,     December 31, 2006, and September 30, 2006, respectively.  Nonperforming community bank loans net of US Government guarantees totaled $1,391,000 and $908,000, at September 30, 2007 and December 31, 2006, respectively.

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

We maintain our allowance for loan losses at a level that management believes is adequate to absorb probable losses inherent in the existing loan portfolio based on an evaluation of the collectibility of loans, underlying collateral, geographic and other concentrations, and prior loss experience. We use a risk rating system to evaluate the adequacy of the allowance for credit losses. With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and ten, by the originating loan officer, credit administration, loan review or loan committee, with one being the best case and ten being a loss or the worst case. Estimated loan default factors are multiplied against loan balances and then multiplied by a historical loss given the default rate by loan type to determine an appropriate level for the allowance for loan losses. A specific reserve may be needed on a loan by loan basis. Loans with risk ratings between six and nine are monitored more closely by the officers and credit administration, and asset quality committee, and may result in specific reserves.  The allowance for credit losses also includes an element for estimated probable but undetected losses and for imprecision in the loan loss models discussed above. During 2006, in connection with the implementation of our new business plan and the hiring of our new credit professionals, our methodology was enhanced and refined.  We implemented our own ten point risk rating system and, utilizing that system,, we reviewed the entire loan portfolio.  We also revised the loss factors that we apply to many loan types based on the experience of our credit professionals and the Company’s relative lack of experience with certain loan types in the portfolio.

The following table shows the activity in the allowance for credit losses for both the wholesale and community bank loan portfolios for the periods presented:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$9,217	$9,217	$8,762	$9,997
Provision for credit losses	352	232	1,277	2,260
Charge Offs:
Residential	(167)	(60)	(443)	(428)
Commercial real estate	(26)	(25)	(26)	(119)
Commercial	(45)	(5)	(45)	(85)
Construction	–	–	(222)	–
Multifamily		(173)		(923)
Consumer and other	–	(1)	(17)	(3)

Transfer – ABS sale	–	–	–	(1,791)

Recoveries:
Residential	1	3	4	37
Commercial real estate	9	2	16	19
Commercial	5	6	38	14
Construction	175	–	177	–
Multifamily	–	–	–	217
Consumer and other	–	–	–	1
Net charge offs	(48)	(253)	(518)	(3,061)
Balance, end of period	$9,521	$9,196	$9,521	$9,196

Net residential loan charge offs are $166,000, $57,000, $439,000 and $391,000 for the quarters ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006, respectively.  On an annualized basis, this represents losses of 13.1 basis points, 3.2 basis points, 11.6 basis points, and 7.4 basis points for those same periods, respectively.  Included in the charge offs for the third quarter of 2007 were two loans that accounted for $110,000 of the charge offs incurred that were in identified problem asset portfolios and had carried a loss factor of 25%.  Included in the charge offs for the nine months ended September 30, 2007, is a charge off of $150,000 related to $21.4 million of residential loans that were transferred from held for investment to held for sale.  In accordance with GAAP, these loans were transferred from one category to the other at the lower of cost or market value on an individual loan level basis.  These loans were subsequently sold during the first half of 2007.  This charge off was the result of our planned de-leveraging strategy and was not related to loans that have gone through the foreclosure process.  Absent this LOCOM charge off, total charge offs for the nine months ended September 30, 2007 were 7.6 basis points.

The charge off of multifamily loans in the quarter and nine months ended September 30, 2006 was related to one legacy loan that the Bank ultimately sold to maximize its realization on the asset.  Transfer – ABS sale is related to the sale of ABS School Services, LLC, and is discussed further in Note 15 to the financial statements.

The table below provides a breakout of the allowance for loan and lease losses by loan type:

	September 30,	December 31,	September 30,
	2007	2006	2006
	(Dollars in thousands)
Residential	$2,138	$2,469	$2,517
Guaranteed SBA purchased premium	65	77	81
Commercial real estate	2,716	3,210	3,286
Construction and development	2,133	1,110	1,382
Commercial	938	429	708
Multifamily	947	864	809
Consumer	34	53	28
Unallocated	550	550	385
Total allowance	$9,521	$8,762	$9,196

The following table presents a summary of significant asset quality ratios for the period indicated:

	September 30,	December 31,	September 30,
	2007	2006	2006

Total nonperforming residential loans to total residential loans	1.92%	0.97%	0.98%
Total nonperforming community bank loans to total community bank loans	0.42%	0.48%	3.11%
Total residential allowance to nonperforming residential loans	23.8%	41.9%	39.5%
Total community bank allowance to nonperforming community bank loans	285.5%	322.9%	63.1%
Total residential allowance to residential loans	0.46%	0.41%	0.39%
Total community bank allowance to community bank loans	1.20%	1.55%	1.96%
Total allowance for loan losses to total loans	0.79%	0.75%	0.80%
Total nonaccrual loans and REO to total assets	0.74%	0.64%	0.95%

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

The allowance for credit losses allocated to community bank loans to nonperforming community bank loans was 286%, 323%, and 63%, at September 30, 2007, December 31, 2006, and September 30, 2006, respectively.  The allowance for credit losses allocated to residential loans to nonperforming residential loans was 24%, 42%, and 40%, at September 30, 2007, December 31, 2006, and September 30, 2006, respectively.  The decline in the reserve to nonperforming loans is reflective of the increase in residential nonperforming loans and Company’s loss history on residential loans, which indicates the allowance level is adequate.

The total allowance increased to .79% at September 30, 2007, compared to .75% at December 31, 2006 and .80% at     September 30, 2006.  The overall increase in the allowance is directly related to the increase in the community bank portfolio.  The total allowance for residential loans is .46% at September 30, 2007, compared to .41% at December 31, 2006 and .39% at September 30, 2006.  The increase in the allowance for credit losses is related primarily to the balance sheet transformation and is reflective of the higher allowance attributable to community bank loans in general as compared to residential loans.  The allowance for community bank loans is 1.20% at September 30, 2007, 1.55% at December 31, 2006, and 1.96% at September 30, 2006.  The 2006 level of the allowance to total community bank loans is reflective of the volume of nonperforming loans in the portfolio at that time.  The decrease between September 30, 2007 and December 31, 2006 is related to 2007 loan originations and the continued low levels of nonperforming loans in the community bank portfolio.

Liquidity and Capital Resources

Bank Liquidity. Liquidity management is monitored by an Asset/Liability Management Committee (“ALCO”), consisting of members of management and the board of directors of the Bank, which reviews historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

Our primary sources of funds are retail, commercial and institutional deposits, advances from the FHLBank and other borrowings and funds generated from operations. Funds from operations include principal and interest payments received on loans and securities. While maturities and scheduled amortization of loans and securities provide an indication of the timing of the receipt of funds, changes in interest rates, economic conditions and competition strongly influence mortgage prepayment rates and deposit flows, reducing the predictability of the timing on sources of funds.

The Bank has an internal policy that requires certain liquidity ratios to be met.  That current policy requires that we maintain a set amount of liquidity on balance sheet at all times and that we have off balance sheet liquidity readily available to the Bank to meet the day-to-day liquidity requirements of the Bank and its customers.  The Bank is a member of the FHLBank of Topeka and has the ability to borrow up to 40% of the assets of the Bank.  At September 30, 2007, the Bank had unused borrowing capacity at FHLBank of approximately $342 million.

At September 30, 2007, the Bank had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $313 million.  Management anticipates that we will have sufficient funds available to meet current origination and other lending commitments.

As of September 30, 2007, the Bank was a well capitalized institution within the meaning of federal banking regulations.  The following table indicates the Bank’s regulatory capital ratios:

	September 30, 2007
	Core Capital	Risk-Based Capital
	(Dollars in thousands)
Shareholder’s equity/GAAP capital	$150,160	$150,160
Disallowed assets	(233)	(233)
Unrealized loss on available for sale securities	918	918
Additional capital items:
Allowance for credit losses	–	8,120
Low-level recourse and residual interests	–	(358)
Regulatory capital as reported to the OTS	150,845	158,607
Minimum capital requirement as reported to the OTS	82,028	90,469
Regulatory capital – excess	$68,817	$68,138
Capital ratios	7.36%	14.03%
Well capitalized requirement	5.00%	10.00%

Company Liquidity.  Our main sources of liquidity at the holding company level are cash, notes receivable, dividends and tax payments from our subsidiaries as well as two facilities under our credit agreement maintained with a large regional correspondent bank in the total amount of $25 million.  As of September 30, 2007, we had $14 million undrawn and available under these two facilities.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business.  A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity.  Historically, the Bank has made the majority of the dividend payments received by the Company.  As a result of the liquidity generated through various divestitures and other activities at the Company, the Bank did not pay a dividend to the Company in the years 2004 though 2006.  The Bank commenced the payment of quarterly dividends to the Company effective with the Bank’s earnings of the first quarter of 2007.  Through September 30, 2007, the Bank has paid dividends of $7.4 million to the Company.  Prospectively, based on capital ratios and other factors, management expects the Bank will pay dividends at the rate of approximately 33% of the Bank’s net income.  If dividends and tax payments from subsidiaries are not sufficient to fund the cash requirements of the Company, the Company will utilize the credit facilities discussed above, as needed, to meet its own and the other subsidiaries financial obligations.  The credit facilities allow the Company to issue additional trust preferred securities, which, accordingly, are contingent sources of liquidity for the Company.

The Company commenced its own quarterly cash dividend program in 2007 and paid cash dividends in the amount of $.06 per share on March 14, 2007, June 15, 2007 and September 18, 2007.  A cash dividend was also declared on November 2, 2007 payable to shareholders of record on December 5, 2007.  The ability of the Company to declare and pay a dividend prospectively will depend on a number of factors, including future earnings, dividends received from the Bank, capital requirements, financial condition and future prospects and such other factors that our Board of Directors may deem relevant.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

See Note 16 to the Consolidated Financial Statements herein for the details of our commitments, contingent liabilities and off-balance sheet arrangements.

See Notes 7 and 8 to the Consolidated Financial Statements herein for detailed information concerning the balances of deposit liabilities and FHLBank borrowings as of September 30, 2007.

See Note 9 to the Consolidated Financial Statements herein for detailed information concerning our debt facility with an unaffiliated third party.

Critical Accounting Policies

The Company and its subsidiaries have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of the Company’s consolidated financial statements. The significant accounting policies of the Company are described in “Item 7. Critical Accounting Policies” and Note 2 of the consolidated financial statements contained in the Company’s Form 10-K for the year ended December 31, 2006, as well as Note 1 to the Company’s consolidated financial statements for the quarter ended September 30, 2007 contained herein, and along with the disclosures presented in other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers being critical accounting policies.  The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgment and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

The Company considers the valuation of mortgage servicing rights and loans held for sale to be a critical accounting policy that requires judgments, assumptions and estimates used in the preparation of its consolidated financial statements. See discussion as noted above and at “Item 7. – Mortgage Servicing Rights” in the Company’s Form 10-K for the year ended December 31, 2006 for detail concerning the valuation of mortgage servicing rights.  See    Note 1: “Wholesale Loans” for a discussion about the lower of cost or market valuation of loans held for sale.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the quarter ended September 30, 2007, a significant change to the quantitative and qualitative disclosures about market risk previously reported in the Annual Report contained in the Company’s Form 10-K for the year ended December 31, 2006 is described below in Part II, Item 1A “Risk Factors”.  See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Form 10-K for the year ended December 31, 2006 for a detailed discussion of other market risk factors.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2007 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and several other members of our senior management.  Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting for the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, such controls.

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

Part II - Other Information

Item 1. Legal Proceedings

Legal proceedings of the Company are more fully described in Note 21 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2006.  During the nine months ended September 30, 2007, there were no material changes to the information previously reported.

Item 1A. Risk Factors

During the quarter ended September 30, 2007, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company’s Form 10-K for the year ended December 31, 2006, except as follows:

General market credit and liquidity factors may negatively affect our financial performance.  In addition to general interest rate variations, changes in the marketplace due to credit concerns associated with residential loans together with a lack of secondary market liquidity for residential loans may cause declines in the fair value of these loans and result in a charge to earnings, negatively affecting our financial performance.   Adverse market changes may affect the fair market values of a wide variety of loans, including loans with limited credit risk.  In the third quarter of 2007, while interest rates generally declined, a development that is favorable to the valuation of our assets held for sale, we nevertheless incurred a charge of $543,000 due to credit and liquidity factors that affected loan markets generally.

See Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2006 for a detailed discussion of the Company’s remaining “Risk Factors.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plan (1)	Maximum Number of Shares that may yet be purchased under the Plan
July 1 through July 31, 2007	–	–	–	–
August 1 through August 31, 2007	25,000	$21.54	25,000	414,118
September 1 through September 30, 2007	–	–	–	–
Total	25,000	$21.54	25,000	414,118

 (1) On August 2, 2007, the Company’s Board of Directors authorized the repurchase of up to 5% of the outstanding shares of the Company’s common stock, which represented a total of 361,289 shares.  On November 9, 2006, the Company’s Board of Directors authorized the repurchase of 5% of the outstanding shares of the Company’s common stock, which represented a total of 377,829 shares. Repurchases are part of the Company’s capital management plan and strategy.  In accordance with Colorado law, all repurchased shares are retired.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits
(a)	Exhibits
Exhibit Number	Description

*31.1	Certification by Scot T. Wetzel pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification by William D. Snider pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.3	Certification by Benjamin C. Hirsh pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification by Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.3	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED WESTERN BANCORP, INC.

Dated:	November 6, 2007	/s/ Scot T. Wetzel
Scot T. Wetzel
President and
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 6, 2007	/s/ William D. Snider
William D. Snider
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 6, 2007	/s/ Benjamin C. Hirsh
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

*Filed Herewith