Form 10-K
period 2007-12-31
UNITED WESTERN BANCORP INC
filed 2008-03-06
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 0-21231

UNITED WESTERN BANCORP, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1233716
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 17th Street, Suite 2100, Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 595-9898

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.0001 per share	The Nasdaq Global Stock Market
Preferred Share Purchase Rights
(Title of class)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.   Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price of such stock on the NASDAQ Stock Market on June 30, 2007, the close of the registrant’s most recently completed second quarter, was $149,695,000.  For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.  As of March 4, 2008, 7,265,101 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 15, 2008 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

The disclosures set forth in this item are qualified by Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis – Forward Looking Statements” of this report and other cautionary statements set forth elsewhere in this report.

United Western Bancorp, Inc.

General.  United Western Bancorp, Inc., headquartered in Denver, Colorado, is a unitary thrift holding company.  The words “United Western Bancorp,” “us,” “we,” or the “Company” refer to United Western Bancorp, Inc. and its wholly owned subsidiaries, unless we indicate otherwise.  Through our principal subsidiary, United Western Bank, we are focused on expanding our community-based banking network across Colorado’s Front Range market and selected mountain communities by strategically positioning banking offices in those locations.  The Colorado Front Range area spans the Eastern slope of Colorado’s Rocky Mountains – from Pueblo to Fort Collins, and includes the metropolitan Denver marketplace.  We have also expanded into Aspen, Colorado, serving Aspen and the Roaring Fork Valley.  As of December 31, 2007, we had four full service banking locations in the metropolitan Denver marketplace (downtown Denver, Cherry Creek, Boulder and Loveland).  In February 2008 we opened a fifth full service banking location office in Fort Collins, where we previously operated a community bank loan production office.  We are continuing plans to open a bank branch in each of the Denver Tech Center and Longmont markets in mid-2008 and late in 2008, respectively.  We plan to grow the United Western Bank network to an estimated ten to twelve community bank locations over the next three to five years.  In addition to the community-based banking operations of United Western Bank, we also offer deposit services to institutional customers as well as custodial and administration services through Sterling Trust Company.

United Western Bancorp, Inc. was incorporated in Colorado in June 1993.  Until September 9, 2006, we were known as “Matrix Bancorp, Inc.”  The trading symbol for our common stock on the NASDAQ Global Market is “UWBK.”

Community Bank Business Strategy

We have completed our second year of transition to a community banking enterprise.  Until December 9, 2005, the Company operated as a specialized wholesale bank with a clear de-emphasis on community banking operations.  Since that time, we have implemented our new business strategy, including the development of a branch network within the Colorado Front Range and selected mountain community markets and are building a balance sheet of community bank loan and deposit products.

Our management team is currently directing the conversion of the legacy wholesale banking operations to a traditional community bank.  In that process, we are capitalizing on portions of our existing infrastructure including our institutional deposit base and runoff from existing wholesale assets to fund our expansion into community banking.  Our objective is to increase shareholder and franchise value by: (i) expanding our community banking and lending activities through the recruitment of experienced community bankers who are knowledgeable about and well-known in the Colorado Front Range and mountain community markets, (ii) the development of a branch network within such markets, and (iii) the building of a balance sheet consisting of originated loan and deposit products.

Over the next several years, through the efforts of the Board of Directors, management and our employees, we expect United Western Bank to become a leading mid-market community bank.  We are developing a service-focused, business oriented community bank that serves the community in which our management team and employees work and live.  Our focus, which historically was transactional and institutional, has changed and now emphasizes local banking relationships.

For the past two years we have focused on building a brand name for United Western Bank while we converted its legacy wholesale banking operations to a community bank business.  We have done so while maintaining strong asset quality through stringent underwriting standards, limiting interest rate risk through the origination of shorter-term and adjustable rate assets, and exploring other means to enhance our shareholders’ value.  Management continues to evaluate our business operations and performance and may consider the sale or other disposition of other non-core business lines, operations or assets if we believe that it would enhance shareholder value.

The Subsidiaries

Our core business operations are conducted through operating subsidiaries as described below.

United Western Bank.  United Western Bank (“United Western Bank” or the “Bank”) is a federal savings bank that originates commercial real estate, commercial, residential and commercial construction and development, multifamily, single tenant and consumer loans.  Within certain of these loan types, the Bank also originates Small Business Administration loans under section 7(a) of the Small Business Act (“7(a) loans”) and section 504 of the Small Business Investment Act (“504 loans”) and loans through the utilization of New Markets Tax Credits.  United Western Bank also offers personal and business depository banking, as well as trust and treasury services.

At December 31, 2007, the Bank had total assets of $2.08 billion, deposits including custodial escrow balances of $1.43 billion, community bank loans of $706 million, and capital of $148 million.  The Bank’s deposit base consists of the interest-bearing NOW and money market accounts administered by Sterling Trust Company, the deposits resulting from transactions in which the Bank acts as the clearing bank for clients of a former joint venture partner, Matrix Settlement and Clearance Services, LLC now known as Matrix Financial Services Solutions, Inc., and noninterest-bearing custodial escrow deposits related to the residential mortgage loan portfolio serviced by Matrix Financial Services Corporation.  These deposits, as well as other institutional deposits, comprise $1.29 billion of the total deposits at the Bank.

Sterling Trust Company.  Sterling Trust Company (“Sterling”) headquartered in Waco, Texas, is a Texas non-bank trust company specializing in the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts.  As of December 31, 2007, Sterling administered approximately 58,600 accounts, with assets under administration of approximately $4.5 billion.  As of December 31, 2007, approximately $405 million of the $4.5 billion represented deposits held at United Western Bank.

Matrix Financial Services Corporation.  Matrix Financial Services Corporation (“Matrix Financial Services”), a wholly owned subsidiary of the Bank, services, through a third party subservicer, acquired mortgage servicing rights on a nationwide basis through purchases in the secondary market and retention of originated mortgage servicing rights.  As of December 31, 2007, Matrix Financial Services was responsible for servicing approximately 19,000 borrower accounts representing $1.06 billion in principal balances.  As a servicer of mortgage loans, Matrix Financial Services generally is required to establish custodial escrow accounts for the deposit of borrowers’ payments.  These custodial accounts are maintained at the Bank.  At December 31, 2007, the custodial escrow accounts related to our servicing portfolio maintained at the Bank were $18.3 million.  There are no plans to expand the operations of Matrix Financial Services.

First Matrix Investment Services Corp.  First Matrix Investment Services Corp., (“First Matrix”), a wholly owned subsidiary of the Company, is registered with the Financial Industry Regulatory Authority (“FINRA”), as a fully disclosed broker-dealer, with its headquarters in Denver, Colorado.  Previously, First Matrix brokered the sale of fixed income securities to institutional clients and focused on the acquisition, brokering, securitization and sale of SBA loans and loan pools and interest only strips associated with the SBA loans and loan pools.  SBA loans were acquired by United Western Bank through the brokerage activities of First Matrix.  Prospectively, First Matrix will provide services that complement our overall community banking business plan.

UWBK Fund Management, Inc. UWBK Fund Management, Inc. (“Fund Management”) was created in June 2007 and is a wholly owned subsidiary of the Company.  Fund Management is the manager of and an investor in UWBK Colorado Fund, LLC.  UWBK Colorado Fund, LLC (“Fund”), also created in June 2007, was established to invest in mezzanine debt and equity equivalents of various companies in which United Western Bank is the senior credit provider.  At December 31, 2007, the Company has contributed $2 million to Fund Management, of which Fund Management has invested $1.1 million into the Fund.

Other Subsidiaries.  The Company has formed certain single purpose subsidiaries that have issued trust preferred securities, which are discussed in Note 11 to the consolidated financial statements.  The Company also has subsidiaries that are involved in the New Markets Tax Credits program as discussed below in “Community Bank Lending – New Markets Tax Credits Lending.”  The Company also has various other subsidiaries that are not significant to the consolidated entity at this time.

Please see Note 20 to the consolidated financial statements for further financial information about our operating segments.

Lending Activities

General.  United Western Bank’s lending activities are principally comprised of originated community bank loans and purchased wholesale loans.  Community bank loans consist of commercial real estate, residential and commercial construction and development, commercial and industrial (“C&I”) and consumer.  Commercial real estate loans are also originated by the Bank’s SBA division, which originates conventional 504 loans and 7(a) loans.  In addition, the Bank has two operating subsidiaries, Community Development Funding I, LLC and Charter Facilities Funding IV, LLC, which have originated loans under the New Markets Tax Credits program discussed below in “Community Bank Lending – Net Markets Tax Credits Lending.”  Purchased wholesale loans consist principally of single-family residential loans, which the Company has not purchased since September 2005, and purchased guaranteed portions of SBA 7(a) loans.

The majority of the loans and loan balances the Bank originates are variable rate and generally fluctuate with the prime rate as published in the Wall Street Journal or with LIBOR.  The Bank does make some fixed rate loans.  The pricing of the Bank’s loan products is impacted by the competitive environment in which the Bank operates.

The Bank manages the risks of its community bank lending in a number of ways.  First, loan approvals are stepped by size to committees and ultimately to the board of directors of the Bank.  Business development and underwriting are separate business functions; and loan policies set exposure and concentration limits by borrower, loan type, and geographic area.  Loan policies give specific direction on loan types.  See additional discussion of risk management related to lending activities at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Loan Portfolio,” “Asset Quality” and “Allowance for Credit Losses” in this report.

Community Bank Lending

Commercial Real Estate Lending.  United Western Bank originates commercial real estate loans that are generally secured by one or more of the following kinds of properties: multifamily residential property, owner and non-owner occupied commercial and industrial property, and single tenant property.  These loans also include SBA 504 loans and 7(a) loans.  The loans are generally made at variable rates that change daily or quarterly based on changes in the prime rate or LIBOR, although some are made at fixed rates.  Terms of up to 25 years are offered primarily on SBA loans, but most loans are structured with a balloon payment at the end of approximately five years or amortize over a period of up to 10 years.  In deciding whether to make a commercial real estate loan, the Bank considers, among other things, the experience and qualifications of the borrower as well as the value and anticipated cash flow of the underlying property.  Among the additional factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s free cash flow to debt service requirements), the ratio of the loan amount to the appraised value and cost, and the recourse to the overall creditworthiness of the prospective borrower and guarantor.  The Bank’s commercial real estate loans typically range in size from $100,000 to $15 million.  The Bank’s legal lending limit is approximately $24 million.

Commercial real estate lending typically involves higher principal amounts than the other types of loans we make.  Moreover, the repayment of the loans generally is dependent, in large part, on the successful operations of the property collateralizing the loan or the business conducted on the property collateralizing the loan.  As a result, these loans may be more susceptible and adversely affected by conditions in the real estate markets or in the economy in general.  For example, if the cash flow from a borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired.  In addition, because many commercial real estate loans have balloon payments due at maturity instead of being fully amortized over the term of a loan a borrower’s ability to repay may depend on being able either to refinance the loan or sell the underlying property.

Residential and Commercial Construction and Development Lending.  United Western Bank provides construction and development loans for the development of land and vertical construction, of one-to-four family, multifamily and condominium residences.  Loans are also provided for the development of land and vertical construction for retail, office, and other commercial purposes.  Land development loans share many of the same risks as discussed above with commercial real estate loans.  Construction lending involves additional risks because funds are advanced on and the loan is secured by the project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it can be difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value and loan-to-cost ratios.  As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in large part, on the success of the completion of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest.  If the appraisal of the value of the completed project proves to be overstated, the Bank may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss.  Accordingly, the Bank generally requires a personal guaranty on residential and commercial construction and development lending.

Commercial and Industrial Lending.  United Western Bank makes commercial and industrial loans to small and middle market businesses.  C&I borrowers tend to be privately owned and are generally service providers, long-term health care operators, distributors, and manufacturers.  The loan products offered are primarily working capital and term loans and lines of credit that help customers finance accounts receivable, inventory and equipment.  These loans are typically guaranteed by the owners of the business.  The collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  In addition, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent upon the ability of the borrower to collect the amounts due from its customers.  Accordingly, the Bank makes commercial loans primarily based on the identified cash flow and capital adequacy of the borrower and secondarily on the underlying collateral provided by the borrower.  Commercial loans are made at variable rates that fluctuate with the prime rate.  Prospectively, the Bank anticipates making C&I loans to small to mid sized energy companies, including coal, oil, gas, and “green” oriented businesses like solar and wind power.

Small Business Administration Lending. The Bank’s SBA division is a participant in the national preferred lenders program (“PLP”) of the United States Small Business Administration.  Prior to May 2006, the Bank was a PLP participant across six designated districts including Colorado, Idaho, Arizona, Texas, Oregon and Washington.  With national PLP status, the Bank is able to participate in the PLP nationally, which encompasses 68 districts spanning 50 states.  The Bank originates SBA 504 loans and 7(a) loans.  Under the SBA 504 program, the Bank provides, in conjunction with a Certified Development Company (“CDC”), a conventional loan collateralized by a first lien on commercial real estate or equipment.  The SBA 504 program provides for an SBA guarantee of debentures issued for up to a maximum of 40% of the eligible project costs, which is subordinated to the primary mortgage originated by the Bank. Under the SBA's 7(a) Program, loans in excess of $150,000 and up to $2,000,000 are guaranteed 75% by the SBA. Generally, this guarantee may become invalid only if the loan does not meet the SBA underwriting, documentation, and servicing guidelines. Loans under $150,000 are guaranteed 85% by the SBA.  SBA 7(a) loans, collateralized by real estate, have terms of up to 25 years, while loans collateralized by equipment and working capital have terms of up to 10 years and 7 years, respectively.  A minimum down payment of 10% is required on most 7(a) loans, but a larger down payment may be required when the real estate collateral consists of a special purpose or single use property, such as a motel or service station.

New Markets Tax Credits Lending.  New Markets Tax Credits (“NMTC”) are awarded under a program administered by the Community Development Financial Institutions Fund, a division of the United States Department of Treasury.  The NMTC Program permits taxpayers/investors to claim a credit against federal income taxes for each qualified equity investment (QEI) made to a designated community development entity. The investor receives a 39% tax credit over a seven year period, in the amount of 5% in years one through three, and 6% in years four through seven.  In 2004, the Bank acquired $4.914 million tax credits through a $12.6 million qualifying equity investment it made to its 99.99% owned subsidiary, Community Development Funding I, LLC (“CDF I”).  CDF I used the investment proceeds to originate loans eligible under the NMTC program through the Bank.  On December 30, 2005, the Bank invested $11.0 million in Charter Facilities Funding IV, LLC, another 99.99% owned subsidiary of the Bank (“CFF IV”) and received tax credits of $4.29 million. CFF IV used the investment proceeds to originate loans eligible under the NMTC program through the Bank  On December 26, 2006, the Bank made an additional investment of $10 million to CFF IV, making the Bank eligible for an additional $3.9 million of tax credits. The additional investment proceeds are being used by CFF IV to make eligible NMTC loans through the Bank.  At December 31, 2007, the Bank has $27.9 million of NMTC loans outstanding and is required to make additional NMTC loans of $379,000 prior to August 2008 to avoid tax credit recapture.  NMTC loans are generally commercial real estate loans in designated community development areas (low-income areas) made in accordance with the Bank’s and community development entities’ lending policies and in accordance with the rules of the New Markets Tax Credits program.  Generally these loans are fixed rate and there is a concession in the rate as compared to the remainder of the Bank’s community bank loan portfolio.  The loans also have longer terms, often 25 to 27 years, with an initial seven years of interest only payments followed by amortization to maturity.  These loans are included with commercial real estate loans in our tables and financial statements and the underlying collateral is commercial property.

Consumer Lending.  The Bank’s consumer lending portfolio is primarily focused on home equity lines of credit and to a limited extent, home equity term loans, credit card, auto, and unsecured consumer loans.  Home equity lines of credit may be extended up to 90% of the appraised value of the property, less existing liens, generally at variable interest rates based on prime, the Federal Reserve Board Target Rate for overnight borrowings, or LIBOR.  The Bank uses the same underwriting standards for home equity lines of credit as it uses for residential real estate loans.  Consumer loans typically have shorter terms and lower balances with higher yields as compared to residential real estate loans, but generally carry higher risks of default.  Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus, are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

Wholesale Lending

Single-family Residence Lending.  United Western Bank owns approximately $443 million of single-family residential whole loans.  While the overwhelming majority of these loans were purchased by the Bank in the secondary market; a small portion were originated by Matrix Financial Services prior to February 2003; and approximately five percent of these loans represent loans purchased from Matrix Financial Services servicing portfolio.

Prior to our change in business strategy, the Bank regularly reviewed residential loan portfolios for prospective acquisition; however, the Bank has not purchased any such loan portfolios since September 2005.  These portfolios were typically first lien priority loans secured primarily by 1-to-4 single-family residential properties.  Most were adjustable rate loans.  The Bank would purchase packages of residential loans from various sellers who had either originated the loans or acquired the loans from others in bulk purchases.  The Bank would consider several factors prior to a purchase, including the product type, the current loan balance, the current interest rate environment, the seasoning of the mortgage loans, payment histories, geographic location of the underlying collateral, price, yield, the current liquidity of the Bank and the product mix in its existing residential loan portfolio.  In addition, the various sellers were evaluated for their ability to perform under the representations and warranties that would be provided to the Bank at the time of purchase.

The Bank performed due diligence on each residential loan portfolio that it desired to purchase.  These underwriting procedures consisted of analyzing all or, in some instances, a representative sample of the loans in the portfolio and were typically performed by Bank employees, but occasionally were outsourced to third party contractors.  The underwriter took into account many factors and statistics in analyzing the loans in the subject portfolio, including: the general economic conditions in the geographic area or areas in which the underlying residential properties were located; the FICO score of the borrower, the loan-to-value ratios and quality of the valuations on the underlying loan collateral; the payment histories of the borrowers, as well as their income and debt to income levels.  In addition, the underwriter attempted to verify that each sample loan conformed to the standards for loan documentation set by the secondary market for investment grade mortgages.  In cases where a significant portion of the sample loans contained nonconforming documentation, the Bank assessed the additional risk involved in purchasing those loans.  This process helped the Bank determine whether the mortgage loan portfolio met its investment criteria and, if it did, the range of pricing that was appropriate.

Purchased SBA Guaranteed Loans.  United Western Bank owns approximately $116 million of guaranteed portions of SBA 7(a) loans that it acquired in the secondary market.  These loans are adjustable rate and generally reset quarterly with changes in the prime rate.  The Bank purchased these guaranteed portions of SBA loans from various sellers, typically the originator of the loan who retained the unguaranteed portion and continues to service the loan.

Historically the Bank pooled these loans as permitted by the SBA into SBA pooled securities through the use of a fiscal and transfer agent approved by the SBA.  The certificates were then sold directly to institutional investors, achieving legal isolation and thus sale treatment.  The process of securitizing SBA loans into pools of SBA certificates is prescribed by the SBA and must be followed to maintain the SBA guarantee.

Other Activities Related to Lending

Sales of Loans.  In the normal course of business, United Western Bank sells certain of the SBA loans it originates in the secondary market.  The Bank has sold residential loans outright and has sold securities backed by residential loans after securitization with a governmental sponsored agency.  In prior years the Bank also sold multifamily loans.  During 2007, the Bank sold $23 million of residential loans most of which had been purchased in the secondary market in earlier years.  The Bank also sold approximately $32.3 million of originated SBA loans.  The Bank may sell SBA loans from time to time to manage industry exposures, interest rate risk and for current income.  The sale of loans may generate a gain or loss for the Bank.  Gains or losses result primarily from two factors.  First, the Bank may make a loan to a borrower at an interest rate that is higher or lower than the prevailing or the expected rate in the market resulting in a price difference when the loan is sold in the secondary market.  These price differences occur primarily as a result of competitive pricing conditions in the market place.  Second, gains or losses may result from changes in interest rates that consequently change the market value of loans originated for sale.

Deposits

Deposits.  United Western Bank offers a variety of deposit accounts with a range of interest rates and terms. United Western Bank’s core deposits consist of retail and institutional checking accounts, NOW accounts, money market accounts, retail savings accounts and certificates of deposit.  These deposits, along with short-term and long-term borrowings, and to a lesser extent brokered deposits are used to support our asset base.  Retail deposits are obtained predominantly from the geographic trade areas surrounding our banking office locations.  Institutional deposits are obtained nationally.  Institutional deposits comprise over 90% of total deposits at December 31, 2007 and 2006.  Prospectively, management anticipates that attraction of retail deposits will reduce the reliance on institutional deposits.  See additional discussion in Note 8 of the financial statements included in this report, Item 1A.  “Risk Factors,” and Item 7. “Management’s Discussion and Analysis – Liquidity - Bank Liquidity” and Item 7.  “Management’s Discussion and Analysis of Financial Condition - Deposits” for further discussion.

Self-Directed Trust and Custody Activities

Self-Directed Trust and Custody Services.  The Company’s self-directed trust and custody activities are provided through Sterling.  Trust and custodial activities were also performed at United Western Bank until April 30, 2005, when the trust department of United Western Bank was sold.

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

At December 31, 2007, Sterling had approximately 58,600 accounts with assets under administration of approximately $4.51 billion.  As of December 31, 2007, approximately $405 million of the $4.51 billion represented deposits held at United Western Bank.

Sterling does not offer financial planning or advisory services, nor does it recommend, sell or solicit any investments.  Sterling acts only as a directed custodian and is not affiliated with any investment.  Sterling seeks to maintain this independence in order to provide its services without any conflicting interests.  Sterling does not execute any investment transaction without the direction of the account holder or the account holder’s authorized representative.

During 2002, United Western Bank expanded the variety and depth of its trust services, primarily by partnering with our former joint venture partner, Matrix Settlement & Clearance Services, now known as Matrix Financial Services Solutions, Inc., in providing trust and custodial services to third party administrators, broker-dealers and banks.  We sold our interest in Matrix Financial Services Solutions, Inc., during the fourth quarter of 2004, and sold the Bank’s trust operations to Matrix Financial Solutions, in 2005 resulting in a gain on sale of $300,000 that was included in other income for the year ended December 31, 2005.  As part of the sale agreement, deposits have been maintained at the Bank after the sale, and at December 31, 2007, deposits maintained by Matrix Financial Solutions, Inc. at the Bank totaled approximately $236 million.  The agreement to maintain these deposits at the Bank was renewed in 2007 and the current agreement expires in July 2010.

Brokerage Services

First Matrix Investment Services Corp.  First Matrix is registered with FINRA as a fully disclosed broker-dealer, headquartered in Denver, Colorado.  First Matrix previously provided brokerage services through SBA pooling and structured finance transactions.  First Matrix, as agent for United Western Bank, purchased the guaranteed portion of SBA 7(a) loans from bank and non-bank lenders around the country.  These loans were assembled and later pooled into SBA securities that were sold into the secondary market to institutional and sophisticated investors.  In addition, First Matrix brokered the sale of fixed income securities to institutional clients.  Prospectively, First Matrix will provide services that complement our overall community banking business plan.

Mortgage Servicing Activities

Residential Mortgage Loan Servicing.  Historically, we conducted our residential mortgage loan servicing activities through Matrix Financial Services, including the residential mortgage loan servicing that Matrix Financial Services provided as subservicer for United Western Bank’s servicing portfolio.  In November 2004, Matrix Financial Services transferred all of its servicing function to a third party subservicer.  The servicing transfer was done in an effort to lower the overall cost of servicing by eliminating many of the fixed costs of servicing the loans in-house.  Matrix Financial Services now pays the subservicer a fixed fee per loan that varies based on whether the loan is a fixed rate or adjustable rate, or if the loan is delinquent.  As part of the agreement, the custodial deposits are maintained at United Western Bank.  We have retained a small staff at Matrix Financial Services primarily to monitor the servicing activities of the subservicer.  At December 31, 2007, including loans owned by Matrix Financial Services and United Western Bank, Matrix Financial Services serviced approximately $1.07 billion of mortgage loans through the subservicer.

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

As compensation for its mortgage servicing activities, Matrix Financial Services receives servicing fees, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided.  In the event of default by the borrower, Matrix Financial Services receives no servicing fees until the default is cured.  At December 31, 2007, Matrix Financial Services annual weighted-average servicing fee was .415% of the unpaid principal balance outstanding on each mortgage.

Servicing is provided on mortgage loans on a recourse or nonrecourse basis.  Matrix Financial Services policy is to accept only a limited number of servicing assets on a recourse basis.  As of December 31, 2007, on the basis of outstanding principal balances, approximately 0.75% of its owned mortgage servicing contracts involved recourse servicing with credit risk exposure in the event of underlying mortgagor default to the Company.  Additionally, many of its nonrecourse mortgage servicing contracts owned require Matrix Financial Services to advance all or part of the scheduled payments to the owner of the mortgage loan in the event of a default by the borrower.  Many owners of mortgage loans also require the servicer to advance insurance premiums and tax payments on schedule even though sufficient escrow funds may not be available.  Therefore, Matrix Financial Services must bear the funding costs associated with making such advances.  If the delinquent loan does not become current, these advances are typically recovered at the time of the foreclosure sale.  Foreclosure expenses, which may include legal fees or property maintenance expenses, are generally not fully reimbursable by Fannie Mae, Freddie Mac or Ginnie Mae, for which agencies Matrix Financial Services provides significant amounts of mortgage loan servicing. As of December 31, 2007, Matrix Financial Services had advanced approximately $8.4 million in funds on behalf of third party investors.  Matrix Financial Services may incur normal curtailments of certain advances on loans serviced for Ginnie Mae and Fannie Mae.  Generally advances on behalf of private investors are fully collectible.  For the VA loans sold and serviced for Ginnie Mae, which are sold on a nonrecourse basis, the VA loan guarantees may not cover the entire principal balance and, in that case, Matrix Financial Services is responsible for the losses that exceed the VA’s guarantee.  Estimated losses related to foreclosure and other servicer advances are estimated and reserved for, and are included in the consolidated financial statements as a reduction of the amount of other receivables.

Competition

United Western Bank faces substantial competition from a variety of competitors in all phases of its operations, including loan and deposit account originations.  There is significant competition among commercial banks in the Bank’s market area.  As a result of the deregulation of the financial services industry (see “Regulation and Supervision - Gramm-Leach-Bliley” below), the Bank also competes with other providers of financial services, such as credit unions, consumer finance companies, securities firms, insurance companies, insurance agencies, commercial finance and leasing companies, full service brokerage firms and discount brokerage firms.  Some of the Bank’s competitors have greater resources and, as such, may have higher lending limits and may offer other services that are not provided by the Bank.  The Bank generally competes on the basis of customer service and responsiveness to customer needs, available loan and deposit products, the rates of interest charged on loans, and the rates of interest paid for funds. The Bank does not compete by lessening its credit quality standards.

Sterling Trust Company faces considerable competition in all of the services and products that it offers, mainly from other self-directed trust companies, broker-dealers and third party administrators.  Sterling also faces competition from other trust companies and trust divisions of financial institutions.  Sterling’s niche has been, and will continue to be, providing high quality customer service and servicing nonstandard retirement products.  In an effort to increase market share, Sterling endeavors to provide superior service, offer technologically advanced solutions, expand its marketing efforts, provide competitive pricing and continue to diversify its product mix.  If Sterling is unable to attract and retain customers in its trust operations, our business, financial condition and results of operations may be adversely affected.

First Matrix faces competition for the purchase and sale of guaranteed portions of SBA loans from other broker-dealers and financial institutions.  First Matrix also faces competition from other broker-dealers in its fixed income securities business.  Many of First Matrix’s competitors offer products and services that are not provided by First Matrix.  First Matrix generally competes on price for the purchase of SBA loans and sale of SBA loans and pooled securities and on price and service with respect to fixed income securities.

Employees

At December 31, 2007, the Company had 328 employees.  We believe that relations with our employees are good.  The Company is not party to any collective bargaining agreement.  With the continued implementation of the community banking strategy, we anticipate increasing the number of employees at United Western Bank.

Regulation and Supervision

Set forth below is a brief description of various laws, regulatory authorities and associated regulations affecting our operations.  The description of laws and regulations contained in this document does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Federal Securities Laws.  As a publicly held company, various aspects of our public disclosure, corporate governance principles and internal control environment are subject to the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC and the Nasdaq Stock Market.  Any change in applicable laws, regulations or regulatory policies may have a material effect on our business, operations and prospects.

Office of Thrift Supervision. We are a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act, as amended.  As such, we are subject to Office of Thrift Supervision (“OTS”) regulation, examination, supervision and reporting requirements.  In addition, the OTS has enforcement authority over us and our savings bank and non-savings bank subsidiaries.  Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of our subsidiary savings institution, United Western Bank.  In addition, United Western Bank must notify the OTS at least 30 days before declaring any capital distribution to us.

As a unitary savings and loan holding company that has been in existence prior to May 4, 1999, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that the Bank continues to be a “qualified thrift lender” under the Home Owners’ Loan Act.  To maintain its status as a qualified thrift lender, the Bank must maintain a minimum percentage of its assets in qualified thrift investments unless the OTS grants an exception to this requirement.  In general, qualified thrift investments include certain types of residential mortgage loans, mortgage backed securities and certain loans to small businesses.  If we acquire control of another savings association as a separate subsidiary, we would become a multiple, rather than a unitary, savings and loan holding company.  Multiple savings and loan holding companies may only engage in those activities permissible for a financial holding company under the Bank Holding Company Act of 1956, as amended.  Generally, financial holding companies may only engage in activities such as banking, insurance and securities activities, as well as merchant banking activities under certain circumstances.  In addition, if the Bank fails to maintain its status as a qualified thrift lender, within one year of its failure, we would be required to convert the Bank to a commercial bank and to register as a bank holding company under the Bank Holding Company Act of 1956, as amended.

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

Gramm-Leach-Bliley.  The Gramm-Leach-Bliley Act of 1999, as amended, (also known as the Financial Services Modernization Act) eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers.  The law revised and expanded the Bank Holding Company Act to permit a bank holding company to engage in a full range of financial activities by electing to be treated by the Federal Reserve Board as a “Financial Holding Company.”  “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determined to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Gramm-Leach-Bliley prohibits unitary savings and loan holding companies formed after May 4, 1999 from engaging in non-financial activities.  We are a grandfathered unitary savings and loan holding company.  Gramm-Leach-Bliley has not had a material adverse effect on our operations.  However, because banking law permits banks, securities firms and insurance companies to affiliate with one another there is a continuing trend in the financial services industry toward consolidation.  As a result Gramm-Leach-Bliley could lead to an increasing amount of competition from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources.

Anti-Money Laundering and USA Patriot Act.  A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States.  The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the Patriot Act to financial institutions such as United Western Bancorp and its subsidiaries.  These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons.  Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious adverse consequences for the institution.

Office of Foreign Assets Control Regulation.  The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others.  These are sometimes referred to as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions take many different forms.  Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

The Bank must submit annual financial reports audited by independent auditors to federal regulators.  The auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted to the OTS.  The Bank’s audit committee must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers.   Any change in these regulations, whether by the OTS, the FDIC or Congress, could have a material impact on United Western Bank and its operations.

United Western Bank’s Capital Ratios.  Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to savings institutions that do not meet minimum capital requirements.  For these purposes, the law establishes five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  The OTS has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be:

•	“well capitalized” if it has a total risk-based capital ratio of 10% or greater and a leverage ratio of 5% or greater;
•	“adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater;
•	“undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%;
•	“significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%; and
•	“critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

As of December 31, 2007, United Western Bank was a “well capitalized” institution.

The following table indicates United Western Bank’s regulatory capital ratios:

	As of December 31, 2007
	Core Capital	Risk-Based Capital
	(Dollars in thousands)
Shareholder’s equity/GAAP capital	$148,293	$148,293
Disallowed assets	(96)	(96)
Unrealized loss on available for sale securities	2,668	2,668
Additional capital items:
General valuation allowances	–	9,389
Low-level recourse and residual interests	–	(367)
Regulatory capital as reported to the OTS	150,865	159,887
Minimum capital requirement as reported to the OTS	83,278	97,574
Regulatory capital—excess	$67,587	$62,313
Capital ratios	7.25%	13.11%
Well capitalized requirement	5.00%	10.00%

Transactions with Affiliates. Sections 23A and 23B of the Federal Reserve Act and its implementing regulations govern transactions between depository institutions and their affiliates. These provisions are made applicable to savings associations, such as United Western Bank, by the Home Owners’ Loan Act.  Section 23A limits the extent to which the savings association or its subsidiaries may engage in certain transactions with its affiliates.  These transactions include, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Generally, these transactions between the savings association and any one affiliate cannot exceed 10% of the savings association’s capital stock and surplus, and these transactions between the savings institution and all of its affiliates cannot, in the aggregate, exceed 20% of the savings institution’s capital stock and surplus.  Section 23A also establishes specific collateral requirements for loans or extensions of credit to an affiliate, and for guarantees or acceptances on letters of credit issued on behalf of an affiliate.  Applicable regulations prohibit a savings association from lending to any affiliate engaged in activities not permissible for a bank holding company or for the purpose of acquiring the securities of most affiliates.  Section 23B requires that transactions covered by Section 23A and a broad list of other specified transactions be on terms and under circumstances substantially the same, or no less favorable to the savings association or its subsidiary, as similar transactions with non-affiliates.  In addition to the restrictions on transactions with affiliates that Sections 23A and 23B of the Federal Reserve Act impose on depository institutions, the regulations of the OTS also generally prohibit a savings association from purchasing or investing in securities issued by an affiliate.  Whenever United Western Bank engages in transactions with its affiliates, the transactions are structured with the intent of complying with these regulations.

Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation.  The deposits of the Bank are insured by the Deposit Insurance Fund, which is administered by the FDIC, and backed by the full faith and credit of the U.S. Government.  As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”).  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions.  Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.  Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I.) Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively.  The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.  No institution may pay a dividend if it is in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted.  The Bank’s one-time credit was $177,000, which was recognized in 2007.  The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.  The Bank’s assessment for the year ended December 31, 2007 was $647,000, net of its one-time credit.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the year ended December 31, 2007 averaged 1.16 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%.  The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.  The FDIC has authority to increase insurance assessments to support the ratio.  A significant increase in the Bank’s insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank and the Company.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of an institution’s deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS.  Management of the Bank does not know of any practice, condition or violation that might lead to termination of the Bank’s deposit insurance.

FHLBank System.  United Western Bank is a member of the Federal Home Loan Bank (“FHLBank”) system, which consists of 12 regional FHLBanks.  The FHLBank provides a central credit facility primarily for member associations and administers the home financing credit function of savings associations.  FHLBank borrowings must be secured by specified types of collateral.  The FHLBank funds its operations primarily from proceeds derived from the sale of consolidated obligations of the FHLBank system.  United Western Bank, as a member of the FHLBank system, must acquire and hold shares of capital stock in its regional FHLBank in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.2% of total assets, or 5% of its borrowings from the FHLBank.  Prior to relocating its domicile, United Western Bank was a member of the FHLBank of Dallas.  Effective March 25, 2002, United Western Bank became a member of the FHLBank of Topeka.  At December 31, 2007, United Western Bank was in compliance with the FHLBank system capital stock requirement based on its combined investment in FHLBank of Dallas and FHLBank of Topeka stock totaling $39.9 million.

Brokered Deposits.  Under the FDIC regulations governing brokered deposits, well capitalized associations, such as United Western Bank, are not subject to brokered deposit limitations, while adequately capitalized associations are subject to certain brokered deposit limitations and undercapitalized associations may not accept brokered deposits.  At December 31, 2007, United Western Bank had $13.0 million of brokered deposits.  In the event United Western Bank is not permitted to accept brokered deposits in the future, it would have to find replacement sources of funding.  It is possible that such alternatives, if available, would result in a higher cost of funds.

Federal Reserve System.  The Federal Reserve Board regulations require all depository institutions to maintain noninterest-earning reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts).  At December 31, 2007, United Western Bank was in compliance with the Federal Reserve Board’s reserve requirements.  Savings associations, such as United Western Bank, are authorized to borrow from the Federal Reserve Bank “discount window.”  The Bank is deemed by the Federal Reserve to be generally sound and thus is eligible to obtain primary credit from its Federal Reserve Bank.  Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of the institution.  Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee’s federal funds target rate.  As a tertiary source of liquidity, (see Item 7. “Liquidity – Bank Liquidity”) at December 31, 2007, the Bank had pledged approximately $25.7 million of the guaranteed portions of purchased SBA loans to the Federal Reserve Bank of Kansas City, as collateral for potential borrowings from the “discount window.”

Mortgage Banking Operations.  Our mortgage banking operations are conducted through Matrix Financial Services.  The rules and regulations applicable to our mortgage banking operations establish underwriting guidelines that, among other things, include anti-discrimination provisions, require provisions for inspections, appraisals and credit reports on prospective borrowers and fix maximum loan amounts.  Moreover, we are required annually to submit audited financial statements of United Western Bank, the parent of Matrix Financial Services, to the U.S. Department of Housing and Urban Development (“HUD”), Fannie Mae, Freddie Mac and Ginnie Mae, and each regulatory entity maintains its own financial guidelines for determining net worth and eligibility requirements.  Matrix Financial Services operations are also subject to examination by HUD, Fannie Mae, Freddie Mac and Ginnie Mae at any time to assure compliance with the applicable regulations, policies and procedures.  Mortgage loan origination activities are subject to, among other laws, the Equal Credit Opportunity Act, the Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act of 1974, and the regulations promulgated under these laws that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.  Moreover, the OTS, as primary regulatory authority over the Bank (the parent of Matrix Financial Services), also examines the Matrix Financial Services mortgage banking operations as well.

Regulation of Sterling Trust Company.  Sterling Trust Company provides custodial services and directed, non-discretionary trustee services.  Sterling is chartered under the laws of the State of Texas, and as a Texas trust company is subject to supervision, regulation and examination by the Texas Department of Banking. Under applicable law, a Texas trust company, such as Sterling, is subject to virtually all provisions of the Texas Banking Act as if the trust company were a state chartered bank.  The activities of a Texas trust company are limited by law to acting as a trustee, executor, administrator, guardian or agent for the performance of any lawful act, and to lend and accumulate money when authorized under applicable law.  In addition, a Texas trust company with capital of $1.0 million or more, such as Sterling, has the power to:

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

Limitation on Capital Distributions.  The Texas Finance Code prohibits a Texas trust company from reducing its outstanding capital and certified surplus through redemption or other capital distribution without the prior written approval of the Texas Banking Commissioner.  Moreover, Sterling did not pay any cash dividends in 2007.

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

Capital Requirements. Applicable law generally requires a Texas trust company to have and maintain minimum restricted capital of at least $1 million.  In addition, a Texas trust company may not have at anytime outstanding liabilities in an amount that exceeds five times its capital stock and surplus, except that with the approval of the Texas Banking Commissioner, a Texas trust company may have outstanding liabilities in an amount that does not exceed ten times its capital stock and surplus.  The Texas Banking Commissioner may require additional capital of a Texas trust company if the Texas Banking Commissioner determines it necessary to protect the safety and soundness of such company.  If the Texas Banking Commissioner were to do so, or in the event Sterling fails to maintain capital of at least $1 million, there is no assurance that Sterling would be able to restore its capital or meet such additional requirements.  In either case, the Texas Banking Commissioner could pursue various enforcement actions for inadequacy of capital, such as appointing either a conservator or a receiver.  Sterling is in compliance with all capital requirements under Texas law.

Regulation of First Matrix Investment Services Corp.  First Matrix is a securities broker-dealer that is subject to the Securities and Exchange Commission's net capital rule, Rule 15c3-1, promulgated under the Securities Exchange Act of 1934.  The net capital rule is designed to measure the general financial condition and liquidity of a broker-dealer.  Net capital generally is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets.  If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the Securities and Exchange Commission and suspension or expulsion by FINRA, and could ultimately lead to the firm's liquidation.  The net capital rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates.  At December 31, 2007, First Matrix was in compliance with these requirements with net capital of $580,000, which was approximately $575,000 in excess of its required net capital of $5,000.

Available Information

Under the Securities Exchange Act of 1934, the Company is required to file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  You may read and copy any document the company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may call the SEC at 1-800-732-0330 for further information about the public reference room.  The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding the Company that we file electronically with the SEC.

The Company maintains a website at www.uwbancorp.com.  On our website, investors and other interested persons may access, among other things, any of the reports that we file with or furnish to the SEC, including this Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K as soon as reasonably practicable after such reports are filed with or furnished to the SEC.  The Company’s website also includes the charters of our Audit, Compensation, Nomination and Governance Committees and other corporate governance documents.

Item 1A.	Risk Factors

Ownership of the common stock or other securities of the Company involves certain risks.  Holders of the Company’s securities and prospective investors in those securities should carefully consider the following risk factors and uncertainties described below together with all of the other information included and incorporated by reference in this report, in evaluating an investment in the Company’s securities.  If any of the risks and uncertainties discussed below actually occur, our business, financial condition and results of operations could be materially adversely affected.  In addition, other risks and uncertainties of which we are not currently aware, including those relating to the banking and financial services industries in general, or which we do not now believe are material, may cause earnings to be lower, or impair our future financial condition or results of operations.  The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Risks Related to Our Business

United Western Bank relies on institutional deposits.  A significant portion of United Western Bank’s total deposits are funds deposited as a result of unaffiliated institutional relationships maintained by United Western Bank.  At December 31, 2007, three unrelated institutional relationships accounted for $479 million of our total deposits including custodial escrow deposits.  Sterling, a wholly owned subsidiary of the Company, accounted for $405 million of our total deposits.  Matrix Financial Solutions, Inc., a company in which we own an approximate 7% interest, accounted for $236 million of our deposits and Legent Clearing, a company in which our Chairman owns an indirect minority interest, accounted for $164 million of our deposits.  Institutional depositors generally are more sensitive to interest rate levels due to the amount of money they maintain on deposit than retail consumers who bank at a branch office.  The Bank’s future success in retaining and attracting institutional depositors depends, in part, on its ability to offer competitive rates and services.  If United Western Bank loses one or more of these institutional relationships, its liquidity, profitability and results of operations may be significantly and adversely affected.  See Note 8 to the financial statements.

Of the $405 million of deposits from custodial accounts maintained by Sterling, there is an individual custodial relationship in the life settlement business at Sterling with a series of accounts totaling $103 million of this balance.  Management of Sterling has elected to restructure this relationship and terminate certain elements of business with this customer.  The restructured relationship will now allow the Company to pursue business in the same industry on a non-exclusive basis.  If Sterling cannot replace this business with deposits from other clients, the aggregate deposits directed to United Western Bank by Sterling could decline materially in 2008.  If not replaced by Sterling, the cost of interest bearing liabilities is expected to increase at United Western Bank and the Company.  See Note 8 to the financial statements and Item 7. “Management’s Discussion and Analysis – Deposits” of this report.

Our business is subject to interest rate risk. A substantial portion of our income is derived from the differential, or “spread,” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits, borrowings and other interest-bearing liabilities.  Because of the differences in the maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities.  Generally, in rising interest rate environments, loan repayment rates will decline, and in falling interest rate environments, loan repayment rates will increase.  In addition, an increase in interest rates may adversely affect the ability of some borrowers to pay their obligations.  Changes in interest rates also affect the valuation of our mortgage servicing rights and loans held for sale, which are carried at the lower of cost or market.  Changes in market interest rates could also affect our net interest spread, asset quality and loan origination volume.  See Item 7A. “Asset Liability Management” and “Interest Rate Risk” in this report.  Although we believe our current level of interest rate risk sensitivity is reasonable and effectively managed, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

General credit market factors may negatively affect our financial performance.  In addition to general interest rate variations, changes in the marketplace due to credit concerns associated with residential loans, together with a lack of secondary market liquidity for residential loans, may cause declines in the fair value of these loans and result in a charge to earnings, negatively affecting our financial performance.  Adverse market changes could also affect the fair market values of other loans, including even loans with limited credit risk.  In the second half of 2007, while interest rates generally declined, a development that is favorable to the valuation of our assets held for sale, we nevertheless incurred a charge of $583,000 to our residential loans held for sale due to credit and liquidity factors that affected loan markets generally.

Continued declines in interest rates would likely hurt our earnings. While the decline in market interest rates that occurred in the fourth quarter of 2007 was a net benefit to us, we expect the additional declines that have occurred in the first quarter of 2008 to have a negative impact our net interest income, net interest spread, net interest margin, and overall results of operations.  On the other hand, we believe that the continued implementation of our community bank business plan, and the resulting change in asset and liability mix, will partially mitigate the impact of lower market rates.

Our loan portfolio remains concentrated in real estate.  Real estate lending (including commercial, construction, land development, and residential) remains a large portion of our loan portfolio.  These categories constitute $1.156 billion, or approximately 91% of our total loan portfolio as of December 31, 2007.  Real estate values are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature.  A downturn in the real estate markets in which United Western Bank originates, purchases and services mortgage and other loans could hurt its business because these loans are secured by real estate.  In addition, even though the Bank’s real property collateral is currently located throughout the United States, , the amount of such collateral in Colorado, which at December 31, 2007 was $516 million, or 41% of our total loan portfolio, is likely to increase as a result of our community banking strategy.  Any downturn in the real estate markets where we have loans could have a material adverse effect on our business, financial condition and results of operations.

Our real estate loans also include $145 million of construction loans and $111 million of land development loans.  These loans have a historically greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful completion and sale or operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans also typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans.  Although there are no nonperforming construction and development loans at December 31, 2007 that were originated since our transition to community banking, if one or more of our larger borrowers were to default on their loans we could incur significant losses.  At December 31, 2007, $234 million, or 91%, of our construction and development loans are for projects located in Colorado.

We have invested in loan portfolios, pooled securities and mortgage backed obligations, which may lead to volatility in cash flow and market risk. Our asset portfolio still contains large portfolios of single-family residential loans acquired through bulk purchases, purchased SBA loans and pools.  Our investment portfolio largely consists of mortgage backed securities primarily secured by pools of mortgages on single-family residences.  When we acquire such mortgage backed securities and loans, we anticipate that the underlying notes will prepay at a projected rate, thereby generating an expected yield.  Prepayment rates generally increase as interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict.  Some of our mortgage backed securities and many of our bulk single-family loan purchases and purchased SBA loans and pools were acquired at a premium purchase price.  In accordance with applicable accounting rules, we will write-off such premiums when necessary due to loan prepayments with respect to our held for sale loan portfolio and amortize such premiums over the expected lives of our mortgage backed securities and loans held for investment.  If the underlying assets we acquired or that secures our mortgage backed securities prepays more rapidly than anticipated, we would have to write-off or amortize the premium on an accelerated basis, which would adversely affect our profitability.

The carrying value of our residential mortgage loan servicing rights and our loan servicing income may decline.  Owning residential mortgage loan servicing rights carries interest rate risk because its value and the total amount of servicing fees earned, as well as the amortization of the investment in the servicing rights, fluctuates based on interest rates and loan prepayments.  The rate of prepayment of mortgage loans may also be influenced by changing national and regional economic trends as well as the difference between interest rates on existing mortgage loans relative to prevailing mortgage rates.  During periods of declining interest rates, many borrowers refinance their mortgage loans.  Accordingly, as prepayments of mortgage loans increase, the loan administration fee income related to the residential mortgage loan servicing rights corresponding to a mortgage loan ceases as mortgage loans are prepaid.  Consequently, the market value of portfolios of residential mortgage loan servicing rights tends to decrease during periods of declining interest rates, since greater prepayments can be expected, and as a result, the amount of loan administration income received also decreases.  See Item 7. “Mortgage Servicing Rights” in this report.

Our quarterly results may fluctuate.  Our financial results are subject to significant quarterly fluctuations as a result of, among other things, our loan production, opening of new branch locations, development of new products and services, premium amortization caused by prepayments of certain wholesale assets, such as our single-family mortgage loans, guaranteed SBA loans and pooled securities and changes in interest rates.  Our operating results will fluctuate significantly in the future as a result of a variety of factors, some of which are outside of our control, including general economic conditions, economic conditions in the financial industry, the effects of governmental regulations and regulatory changes, capital expenditures and other costs relating to the expansion of operations, the introduction of new services by us or our competitors and the mix of services sold.  In response to a changing competitive environment, we may elect from time to time to make certain pricing, service, or marketing decisions or enter into strategic alliances or make investments that could have a material adverse effect on our business, results of operations, financial condition and cash flow.  Accordingly, our results of operations for any particular quarter are not necessarily indicative of the results that may be achieved for any succeeding quarter or for the full fiscal year.

We must effectively manage our credit risk.  There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions.  United Western Bank attempts to minimize its credit risk with prudent loan application approval procedures, including an analysis of the credit risk, a valuation of the underlying collateral, monitoring of loan concentration within specific industries and geographic locations and periodic independent reviews of outstanding loans by its loan review and audit departments.  Nevertheless, we are exposed to significant credit risks, including possible errors in United Western Bank’s credit analysis, the uncertainty of the borrower’s ability to repay the loans, the uncertainty of future economic conditions and the possibility of loan defaults.  See Item 7. “Balance Sheet – Asset Quality” and “Balance Sheet –Allowance for Credit Losses” in this report.

Our allowance for credit losses may not be adequate.  The Company maintains an allowance for credit losses to provide for loan defaults and nonperformance. The Company’s allowance for credit losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect our business, financial condition, results of operations and cash flows. The allowance for credit losses reflects the Company’s estimate of the probable losses inherent in the loan portfolio at the relevant balance sheet date.  The amount of actual losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates.  We cannot assure you that we will not increase the allowance for credit losses further or that regulators will not require United Western Bank to increase its allowance, either of which could adversely affect us.  See Item 7. “Asset Quality” and “Allowance for Credit Losses” in this report.

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

In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy, as determined by the bankruptcy court.  The lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.  In any event, foreclosure of a mortgage loan can be an expensive and lengthy process that can have a substantial negative effect on our originally anticipated return on the foreclosed mortgage loan.

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

United Western Bank relies on wholesale funding sources for secondary and contingent liquidity sources. United Western Bank utilizes borrowings from the FHLBank system, brokered certificates of deposits and repurchase agreements for secondary and contingent sources of liquidity.  Also, from time to time, the Bank utilizes these sources to capitalize on market opportunities to fund investment and loan initiatives.  If the Bank were unable to obtain or maintain our access to funding or if adequate funding is not available to accommodate future growth at acceptable interest rates, it would have to find alternative sources of liquidity, which, if available, would probably be at a higher cost and on terms that do not match the structure of our liabilities as well as the existing wholesale funding sources.  See Item 7. “Balance Sheet – Borrowings” and “Balance Sheet – Liquidity” in this report and Note 10 to the financial statements.

Curtailment of government guaranteed loan programs could affect our SBA business.  Our SBA business relies on originating, purchasing, pooling and selling government guaranteed loans, in particular those guaranteed by the SBA.  From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans for a period of time.  In addition, these agencies may change their rules for loans or legislation may discontinue or change the programs.  If changes occur, the volumes of loans that qualify for government guarantees could decline, which could in turn reduce the profitability of our SBA business.

We are exposed to risk of environmental liabilities.  If we foreclose and take title to real estate, we could be subject to environmental liabilities with respect to these properties.  We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances.  In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

Failure in our automated systems and controls could subject us to increased operating or other liabilities. We depend heavily upon our automated systems and controls for our business and operations.  These systems and controls support the evaluation, acquisition, monitoring, collection and administration of our loan and servicing portfolios, depository, general accounting and other management functions, as well as the brokerage functions we perform.  The failure of the automated systems, including a failure of data integrity or accuracy, could have a material adverse effect on our business and financial condition.

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

Breaches of our computer and network security systems may result in customer information being compromised and/or identity theft.  We maintain personal and financial information about our current, past and potential customers on our computer systems and network infrastructure, such as customer names, addresses, social security numbers, tax identification numbers, bank account numbers, information on loan applications and other sensitive personal and financial information about our customers.  In addition, our customers may use the Internet to connect to United Western Bank’s website to retrieve information about their accounts and to conduct online transactions, such as online bill payments.  If the security of our encrypted computer systems and network infrastructure responsible for storing our customers' personal and financial data and information or the security of our online banking Internet services is breached, then customer information could be stolen and misused.  Such misuse could include the loss of privacy resulting from the sale or disclosure of the information to third parties, credit fraud or other consequences of identity theft to the customer.  While we believe that our current encrypted systems meet or exceed all commercial standards for network security, new criminal schemes or capabilities could compromise or breach our systems and network infrastructure.  If our security measures fail to protect our customer's information, our existing and future customer base may be adversely affected, we may become subject to customer claims or lawsuits, our public image may be diminished, and our results of operations and financial condition could be adversely affected.

We may be adversely affected by changes in laws and regulations and the regulatory environment.  Any change in the laws or regulations applicable to us, or in supervisory policies or examination procedures of banking regulators, whether by the OTS, the FDIC, the FHLBank System, the United States Congress or other federal or state regulators could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for credit losses.  Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Truth-in-Saving Act, the Federal Trade Commission Act and Colorado’s deceptive practices acts. These laws also permit private individual and class action lawsuits and provide for the recovery of attorneys fees in certain instances.  No assurance can be given that the foregoing regulations and supervision will not change so as to affect us adversely.  See Item 1. “Regulation and Supervision” in this report.

Sterling Trust is subject to regulation as a trust company and could be the subject of third party actions. As a Texas chartered trust company, Sterling is subject to supervision, regulation and examination by the Texas Department of Banking.  Sterling’s activities are limited by applicable law generally to acting as a trustee, executor, administrator, guardian or agent for the performance of any lawful act, and to lend and accumulate money when authorized under applicable law.  Sterling is also subject to Internal Revenue Service and Department of Labor regulations.  See Item 1. “Regulation and Supervision.”

Even though Sterling does not provide investment advice or maintain discretion with regard to the investment choices made by its customers or their representatives, Sterling has been in the past, and may be in the future, subject to claims by third parties regarding breach of contract, breach of fiduciary duty, or similar claims alleging violation of duty or law.  While we believe applicable law supports our view of Sterling’s duties, or lack thereof, in that regard, there can be no assurances that we will prevail in any litigation or other proceeding challenging the matter.

Our ability to service our debt and pay dividends is subject to our ability to receive dividends from our subsidiaries.  We are a separate legal entity from our subsidiaries and do not have significant operations of our own.  We currently depend on our cash and liquidity as well as dividends from our subsidiaries to pay our operating expenses.  There is no assurance that our subsidiaries will continue to have the capacity to pay us the necessary dividends to satisfy our obligations.  In particular, the availability of dividends from United Western Bank is limited by various statutes and regulations.  Depending upon the financial condition of the Bank and other factors, it is possible that the OTS could assert that the payment of dividends or other payments by the Bank are an unsafe or unsound practice.  If the Bank or our other subsidiaries are unable to pay dividends sufficient to satisfy our obligations, we may not be able to service our debt, pay our obligations as they become due or pay dividends on our common stock.

Significant legal actions could subject the Company to substantial liabilities.  The Company is from time to time subject to various legal claims related to its operations.  These claims and legal actions, including potential supervisory actions by the Company’s regulators, could involve large monetary claims and significant defense costs.  As a result, the Company may be exposed to substantial liabilities, which could adversely affect the Company’s results of operations and financial condition.

Risks Related to our Business Strategy

We may be unable to fully implement our community banking business strategy.  We are two years into our community bank transition and in order to complete the execution of this strategy we must, among other things:

•	attract sufficient commercial business and retail deposits;
•	attract and maintain business banking relationships with businesses in the markets in which we serve;
•	attract and retain experienced and successful commercial and community bankers;
•	identify and pursue suitable opportunities for opening new branches in the Colorado Front Range and selected mountain community markets;
•	maintain adequate regulatory capital and comply with applicable federal and state regulations; and
•	originate community bank loans and maintain adequate asset quality.

Failure to achieve these strategic goals could adversely affect our ability to fully implement our community banking business strategies as well as our overall financial condition and results of operations.

We may not be able to effectively manage our proposed growth.  Our business strategy contemplates, in part, an increase in our franchise value by expanding into additional communities in the Colorado Front Range and selected mountain communities through a branch network for United Western Bank.  To the extent that we undertake additional branch openings, we are likely to experience the effects of higher operating expenses relative to operating income from our expansion efforts for a period of time.  We expect to open at least three full service banking offices in 2008 and we may acquire other sites for future expansion.  While we are committed to this strategy, our expansion could significantly burden our infrastructure or we may be unable to manage this growth.  In addition, we may enter new lines of business or pursue other strategies intended to complement our community banking business plan implementation.  To the extent we undertake such actions, we may experience higher operating costs and these new activities may not be successful.

We may not be able to attract and retain key personnel.  Our business strategy requires us to attract and to retain management experienced in community banking and financial services who live in the communities we serve.  Our ability to retain our existing executive officers, regional presidents, and community banking staff is important to the successful implementation of our strategy.  The unexpected loss of key personnel or the inability to recruit and retain qualified personnel in the future could have an adverse effect on our business.

Adverse economic conditions in the Colorado Front Range and our mountain community markets could impair the execution of our business strategy.  The success of our business strategy depends primarily on the general economic conditions in our markets because local economic conditions will materially affect commercial real estate, including construction and land development, and residential loans originated, the ability of the borrowers to repay these loans and the value of the collateral securing these loans.

If we divest other non-core businesses, it could adversely affect our financial results. We successfully divested several non-core businesses in 2006.  While we currently have no specific intent to do so, management could seek to dispose of other subsidiaries in the future.  If we do elect to divest any of our remaining non-core subsidiaries, the effect of such disposition could have a material adverse impact on our results of operations and financial condition.

Risks Relating to Ownership of Our Common Stock

The trading volume of our stock is low.  The low trading volume in our common shares on Nasdaq means that our shares may have less liquidity than other publicly traded companies.  We cannot ensure that the volume of trading in our common shares will increase in the future.  Furthermore, to the extent shares are concentrated in a relatively small group of holders, a seller could be subject to significant adverse price volatility and price fluctuation.  At December 31, 2007, based on filings made by third parties with the Securities and Exchange Commission, we believe that six holders owned 60.47% of our outstanding common stock.  This includes shares held by our Chairman of the Board, Guy A. Gibson who owns 1,297,531 shares, or 17.9%, of our outstanding common stock.

The issuance of additional shares may cause dilution and other risks.  Our Board of Directors may authorize the issuance of additional common or preferred stock in connection with future equity offerings, acquisitions of securities or assets of other companies.  Furthermore, there are significant implementation risks associated with the acquisition and integration of another entity into our Company that could adversely impact our financial condition and results of operations.  The Board may also classify or reclassify any unissued preferred stock and set the preferences, rights and other terms of the classified or reclassified shares, including the issuance of preferred stock with preference rights over the common stock with respect to dividends, liquidation, voting and other matters.  In any event, the issuance of additional shares of our common stock could be dilutive to shareholders that do not invest in future offerings.  Moreover, to the extent that we issue options, warrants or similar instruments to purchase our common stock in the future and those options, warrants or similar instruments are exercised or we issue restricted stock which subsequently vests, shareholders may experience future dilution.

The repurchase of common shares that may result in dilution. Our Board of Directors has authorized the repurchase by the Company of approximately 739,000 shares of our common stock, of which we have already purchased 360,200 shares for aggregate consideration of $7.1 million.  The Board of Directors may authorize additional purchases in the future without shareholder approval.  If and to the extent that any future purchases are made at prices higher than the net tangible book value per share of the Company, the value of the shares held by the remaining shareholders will be diluted.

Control by our executive officers and directors may limit the influence of shareholder voting and could discourage an acquisition by third parties. As of March 3, 2008, our executive officers and directors beneficially owned approximately 19.97% of the outstanding shares of our common stock.  These shareholders, if acting together, would be able to influence significantly all matters requiring approval by our shareholders, including the election of our Board of Directors, the approval of mergers or other transactions or events requiring shareholder approval.  This concentration of ownership, among other factors, could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer, which in turn could prevent our shareholders from realizing an acquisition premium over the market price for their shares of common stock.

We may not have the ability to pay dividends in the future.  The Board of Directors adopted a quarterly dividend payment in 2007.  While our Board of Directors intends to continue to declare dividends in the future if and to the extent warranted by our financial condition and cash availability, the Board’s determination whether to pay future dividends will depend on a number of factors, including but not limited to our future earnings, capital requirements, financial condition and future prospects.  We are also prohibited from paying dividends on our common stock if the scheduled payments on our junior subordinated debentures and trust preferred securities have not been made.

Risks Associated with General Economic Conditions

General economic conditions, whether regional or industry-related or due to a recession throughout the United States, may affect consumers’ decisions to buy or sell residences as well as the number of residential mortgage loan delinquencies and foreclosures, the value of collateral supporting loan portfolios, administrative costs in evaluating and processing loan applications and the costs and availability of funds that companies rely upon in order to make or purchase loans.  Changes in the level of consumer confidence, real estate values, prevailing interest rates and investment returns expected by the financial community could make loans of the types originated, purchased, serviced and sold by the Company less attractive to borrowers or investors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms. The following table sets forth certain information concerning the real estate that we own or lease:

Location	Square Feet/Acres	Owned/Leased	Occupant	Monthly Rent or Mortgage Payment
Denver, CO	62,487	Leased through October 31, 2016 (1)	United Western Bancorp and various of its subsidiaries	$114,000
Aspen, CO	1,563	Leased	United Western Bank – Aspen office	$7,500
Boulder, CO	5,492	Leased (land lease)	United Western Bank – Boulder Branch	$1,356
Denver, CO	6,492	Leased (land lease)	United Western Bank – Cherry Creek Branch	$2,500
Fort Collins, CO	1.27 Acres	Owned	United Western Bank – Fort Collins Branch	N/A
Loveland, CO	1.16 Acres	Owned	United Western Bank – Loveland Branch	N/A
Longmont, CO	1.36 Acres	Owned	United Western Bank – Longmont site	N/A
Waco, TX	11,294	Leased through June 30, 2011	Sterling Trust Company	$13,553
Waco, TX	10,849	Leased through June 30, 2011	Sterling Trust Company	$9,764
Phoenix, AZ	17,421	Leased through September 30, 2010	Matrix Financial Services	$10,975
Highlands Ranch, CO	18	Leased month to month	United Western Bancorp	$2,400
Dallas, TX	6	Leased month to month	United Western Bancorp	$875
Thornton, CO	2,950	Leased through April 2010	United Western Bank	$3,000
St. Louis, MO	6,144	Leased through June 30, 2012	Equi-Mor Holdings, Inc.	$14,125
St. Louis, MO	5,500	Owned	Equi-Mor Holdings, Inc.	N/A
St. Louis, MO	42,000	Owned	Equi-Mor Holdings, Inc.	N/A
Ft. Lupton, CO	389 Lots	Owned	Matrix Funding Corp.	N/A

(1)
The Company guarantees an additional 23,171 square feet of office space at the Denver location (700 17th Street, Denver, CO  80202) pursuant to the sale and leaseback of the building, which closed on September 29, 2006.  See note 16 to the consolidated financial statements in this report.

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

United Western Bancorp, Inc. United Heritage Financial Group, Inc. and United Heritage Life Insurance Company v. First Matrix Investment Services et al. On October 27, 2006, a complaint was filed against the Company and First Matrix, along with Brian Curd and Kent Snodgrass, former employees of First Matrix, in Idaho State District Court alleging violations of state securities laws, the Idaho Consumer Protection Act and fraud arising from the sale of an approximately $1.7 million mortgage backed bond from First Matrix to one of the plaintiffs.  The case, which was subsequently removed to the U.S. District Court in Idaho on December 12, 2006, is based on the plaintiffs’ claims that First Matrix should have made certain disclosures regarding the risk of the withdrawal of a USDA government guarantee of the bond, which withdrawal subsequently occurred and the bond went into default. In June of 2007, the court dismissed the underwriter, Duncan Williams, from the lawsuit based on lack of personal jurisdiction.  The Company and First Matrix may seek indemnification for the claims made against them in this case from the underwriter or from other potentially responsible parties.  While the defendants’ liability, if any, to the plaintiffs in this case is uncertain at this time, the Company believes that the defendants have meritorious defenses to the plaintiffs’ claims.

United Western Bank.  Ward Enterprises, LLC v. Daniel E .McCabe et. al. including United Western Bank.  In February 2008, the plaintiff filed a complaint in Colorado District Court for the City and County of Denver seeking damages from the holders of an institutional account at the Bank, the Bank, and a former employee of the Bank, for breach of fiduciary duties due to the plaintiff and aiding and abetting the conversion of approximately $1.84 million of plaintiff’s funds by the holder of the institutional account maintained at the Bank.  While the defendants’ liability, if any, to the plaintiff in this case is uncertain at this time, the Company believes that the defendants have meritorious defenses to the plaintiff’s claims.

The Company and the Bank have also been named as defendants in the Munoz matter described below.

Sterling.  Douglas Wheeler, et al. v. Pacific Air Transport, et al.; Paul C. Jared, et al. v. South Mountain Resort and Spa, Inc., et al.; Lawrence Rehrig, et al. v. Caffe Diva, et al.; Merrill B. Christman, et al. v. Millennium 2100, Inc., et al.; David M. Veneziale, et al. v. Sun Broadcasting Systems, Inc., et al.; and Don Glazer, et al. v. Technical Support Servs., Inc., et al. Sterling was named a defendant in several putative class action lawsuits (the “IRA Suits”) filed in November 2000 in the U. S. District Court for the Western District of Pennsylvania alleging that Sterling breached fiduciary duties and was negligent in administering each plaintiff’s self-directed individual retirement account holding a nine-month promissory note.  On April 26, 2001, the court transferred all the IRA Suits to the Western District of Texas, where they were subsequently referred to binding arbitration.  The arbitration of the IRA Suits has been abated, however, pending the outcome of the Munoz case described below.  Sterling believes it has meritorious defenses and is defending the matters vigorously.  While Sterling’s liability, if any, to the plaintiffs in these arbitrations is uncertain at this time, the Company believes that it has meritorious defenses to the plaintiff’s claims.

Heraclio A. Munoz, et al. v. Sterling Trust Company, et. al. pending in Superior Court of the State of California (“Munoz”).  In this complaint filed in December 2001, plaintiffs sought class action status for their claims alleging negligent misrepresentation, breach of fiduciary duty and breach of written contract by Sterling.  The Company and the Bank, along with other unrelated parties, have also been named as defendants.  In the fourth quarter of 2005, Sterling was granted summary judgment as to all claims against it by the plaintiffs.  After the order granting summary judgment was formally entered in April 2006, the plaintiffs filed an appeal in September 2006.  The pending appeal has been briefed but oral arguments have not yet been scheduled.  Since it is possible that the decision in favor of Sterling could be overturned on appeal, the liability of the Company, if any, for the claims made in this case is uncertain, though the Company believes that Sterling, the Company and the Bank will still have meritorious defenses to those claims.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common  Stock Market Prices and Dividends

Our common stock, $0.0001 par value, is traded on the NASDAQ Global Market under the symbol “UWBK.”  The following table sets forth the quarterly market price for our common stock and cash dividends paid per share of our common stock for 2007 and 2006:

	Market Price
Quarter Ended:	High	Low	Dividends Paid
December 31, 2007	$22.30	$20.00	$0.06
September 30, 2007	25.27	20.55	0.06
June 30, 2007	25.99	23.45	0.06
March 31, 2007	24.01	19.82	0.06

December 31, 2006	$21.28	$19.00	$-
September 30, 2006	23.89	21.28	-
June 30, 2006	23.89	21.25	-
March 31, 2006	23.90	18.70	-

At December 31, 2007, there were 7,264,224 shares of the Company’s common stock outstanding held by 147 holders of record, which excludes beneficial owners who hold their shares through nominees or in “street” name.  The closing price per share of common stock on December 31, 2007, the last trading day of the Company’s fiscal year, was $20.00.

The Company’s management and board of directors are currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements and financial conditions.  Also, the Company is prohibited from paying dividends on its common stock if the scheduled payments on our junior subordinated debentures and trust preferred securities have not been made.  See Item 7. “Liquidity” and “Capital” in this report and Notes 13 and 14 to the financial statements.  The ability of Sterling, First Matrix and United Western Bank to pay dividends to United Western Bancorp may be restricted due to certain regulatory requirements.  See Item 1. “Business—Regulation and Supervision” in this report.  The primary source for dividends paid to shareholders is dividends paid to us from United Western Bank.  Our targeted dividend payout ratio at United Western Bank is 33% of net income.  In addition to adhering to our internal target payout ratio, there are regulatory restrictions on the ability of national banks to pay dividends. See “Item 1. Business - Supervision and Regulation - Dividends” above and Note 13 to the financial statements.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by the Company of the Company’s common stock during 2007:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plan	Maximum Number of Shares that may yet be purchased under the Plan
January 1 through July 31, 2007	–	$–	–	–
August 1 through August 31, 2007	25,000	21.54	25,000	414,118
September 1 through November 30, 2007	–	–	–	–
December 1 through December 31, 2007	35,200	20.23	35,200	378,918
Total	60,200	$20.78	60,200	378,918

All purchases of common stock were made pursuant to the Company’s announced open market stock repurchase plan.  On November 13, 2006, the Company’s Board of Directors authorized the repurchase of up to five percent of the Company’s outstanding common stock.  There were 7,556,573 shares outstanding at the time the repurchase was approved, which resulted in 377,829 shares available for repurchase.  There were 300,000 shares of this authorization utilized in 2006.  On August 2, 2007, the Company’s Board of Directors authorized the repurchase of up to 5% of the outstanding shares of the Company’s common stock, which represented a total of 361,289 additional shares.  Management intends to repurchase the remaining available shares from time to time in the marketplace based on the price of our common stock, our capital ratios, liquidity and other relevant factors.  Our ability to repurchase stock is further limited due to various provisions in United Western Bancorp's debt instruments, the most restrictive of which is our bank stock loan.  Although we have no present plans to repurchase additional shares beyond those already authorized, management may seek authorization to make further purchases from our Board of Directors in the future.

Stock-Based Compensation Plans

The following table provides information as of December 31, 2007 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.  For further information, see Note 14 to the consolidated financial statements included in this report.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	899,583	$20.31	1,021,741
Equity compensation plans not approved by security holders	-	-	-
Total	899,583	$20.31	1,021,741

(1) Column (a) includes the options granted under the 1996 Amended and Restated Stock Option Plan, the 2006 Special Stock Option Plan and the 2007 Equity Incentive Plan. Column (c) includes 850,102 shares that are available for future issuance under the 2007 Equity Incentive Plan and 171,639 shares that are available under the Company’s 1996 Employee Stock Purchase Plan (“ESPP”).  There are no shares remaining under the 2006 Special Stock Option Plan.  There are 384,590 shares that are available under the Company’s 1996 Amended and Restated Stock Option Plan.  These shares have been excluded from column (c) as management and the Board of Directors intends to make all prospective equity incentive awards from the 2007 Equity Incentive Plan. Column (a) does not include securities approved by shareholders under the Company’s ESPP, which has a shareholder approved reserve of 400,000 shares.  Under the ESPP, each eligible employee may purchase a limited number of shares of common stock at annual intervals each year at a purchase price per share equal to 85% of the fair market value of the Company’s common stock as of either the beginning or ending date of the annual purchase period.  Participation under the ESPP was suspended for 2005 and 2006.  In 2007 the Company re-implemented the ESPP and issued 18,308 shares.

Performance Graph

The performance graph below compares the cumulative total shareholder return on United Western Bancorp, Inc. common stock with the cumulative total return on the equity securities of companies included in the SNL $1 billion to $5 billion Thrift Index and the Russell 2000 Index.  The graph assumes an investment of $100 on December 31, 2002 and reinvestment of dividends on the date of payment without commissions.  The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ended
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
United Western Bancorp, Inc	$100.00	$97.73	$132.17	$198.73	$211.20	$213.54
SNL $1B-$5B Thrift index	100.00	149.99	169.98	168.49	193.79	151.17
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION

The following selected consolidated financial data and operating information of United Western Bancorp, Inc. and subsidiaries should be read in conjunction with the consolidated financial statements and notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which is included elsewhere in this report.

Information presented in this table is from continuing operations.  This information excludes, for all periods presented, the results of Matrix Bancorp Trading, Inc., a former brokerage subsidiary, which we sold certain assets and the operations effective March 31, 2006, and ABS School Services, LLC, our former school services subsidiary, which we sold to former executive officers of the Company on May 5, 2006.  Both of these dispositions were part of our strategy to divest certain non-core operations of the Company and are reported as discontinued operations.  The results from continuing operations include, however, the operations of Matrix Asset Management Corporation in which our majority interest was sold in 2004, and the equity earnings generated by our joint venture investment in Matrix Settlement and Clearance Services, LLC, in which our interest was sold in 2004.  The results from continuing operations as reflected herein are not necessarily reflective of the financial results that might have occurred had the dispositions referred to above actually been completed on the indicated date, and are not indicative of any future results.

	As of and for the Year Ended December 31,
	2007		2006		2005		2004		2003
	(Dollars in thousands, except per share data)
Statement of Operations Data
Interest and dividend income	$121,559		$115,300		$87,096		$70,573		$68,082
Interest expense	52,717		59,783		42,466		30,771		30,683
Net interest income before provision for credit losses	68,842		55,517		44,630		39,802		37,399
Provision for credit losses	2,451		2,341		1,490		2,914		3,591
Net interest income after provision for credit losses	66,391		53,176		43,140		36,888		33,808
Noninterest income:
Custodial and administration services	8,435		6,833		7,217		7,853		6,781
Loan administration	6,311		7,749		10,103		15,253		21,668
Gain on sale of loans and securities	2,222		685		2,002		6,586		14,267
Gain on sale of assets	–		3,100		300		31,767		–
Litigation settlements	155		2,550		764		–		–
Other	3,860		8,274		8,203		17,743		17,920
Total noninterest income	20,983		29,191		28,589		79,202		60,636
Noninterest expense	73,925		68,861		74,005		85,270		95,147
Income (loss) from continuing operations before income taxes	13,449		13,506		(2,276)		30,820		(703)
Income tax expense(benefit)	3,308		3,593		(2,414)		10,817		(690)
Income (loss) from continuing operations	$10,141		$9,913		$138		$20,003		$(13)
Income (loss) from continuing operations per share basic	$1.40		$1.27		$0.02		$3.07		$–
Income (loss) from continuing operations per share assuming dilution(1)	$1.40		$1.27		$0.02		$3.02		$–
Weighted average common shares – basic	7,247,636		7,791,516		6,943,480		6,520,239		6,494,803
Weighted average common shares – assuming dilution	7,266,887		7,791,516		7,036,128		6,630,006		6,539,195

Balance Sheet Data
Total assets	$2,096,110		$2,156,548		$2,079,388		$1,888,860		$1,723,924
Securities	661,781		838,979		540,194		316,367		152,508
Community bank loans, net	697,732		395,266		254,991		218,831		239,343
Wholesale loans, net	557,049		760,455		1,098,394		1,150,708		1,104,913
Mortgage servicing rights, net	11,971		15,399		20,708		26,574		39,744
Deposits(2)	1,385,481		1,345,681		1,124,044		1,119,159		974,059
Custodial escrow balances	34,172		40,017		49,385		51,598		85,466
FHLBank borrowings	406,129		519,431		615,028		506,118		458,204
Junior subordinated debentures owed to unconsolidated subsidiary trusts	30,442		56,216		61,372		61,835		66,525
United Western Bank repurchase agreements	76,428		50,000		–		–		–
Other borrowings	21,000		10,000		29,581		31,573		47,970
Total shareholders’ equity(3)	113,421		107,753		180,728		92,315		69,684

Operating Ratios and Other Selected Data
Average equity to average total assets(4)	5.42%		5.12%		5.07%		4.48%		3.99%
Yield on assets	6.09		5.63		4.75		4.54		4.70
Cost of liabilities	3.06		3.26		2.56		2.17		2.44
Net interest margin(4)(5)	3.46		2.74		2.44		2.57		2.58
Return from continuing operations on average total assets(4)	0.48		0.46		0.01		1.11		0.00
Return from continuing operations on average equity(4)	8.91		8.92		0.14		24.70		(0.02)
Operating efficiency ratio(6)	78.41		74.76		92.08		58.50		66.91
Trust assets under administration (end of period)	$4,509,480		$3,795,317		$3,079,117		$18,195,726		$13,280,435

Ratios of Earnings to Fixed Charges(7)
Including interest on deposits	1.25	x	1.22	x	0.95	x	1.97	x	0.98	x
Excluding interest on deposits	1.50	x	1.35	x	0.92	x	2.45	x	0.96	x

Loan Performance Ratios and Data
Allowance for credit losses	$10,438		$8,762		$9,997		$11,172		$9,789
Nonperforming loans(8)	10,475		8,398		16,894		31,345		31,450
Nonperforming loans/total loans(8)	0.83%		0.72%		1.24%		2.27%		2.32%
Nonperforming assets/total assets(8)	0.65		0.64		1.03		1.82		2.32
Net loan charge-offs/average loans(4)	0.06		0.29		0.20		0.14		0.23
Allowance for credit losses/ total loans	0.82		0.75		0.73		0.81		0.72
Allowance for credit losses/ nonperforming loans	99.65		104.33		59.17		35.64		31.13

Community Bank Loan Performance Ratios and Data
Allowance for credit losses	$8,513		$6,216		$4,730		$4,877		$4,150
Nonperforming loans(8)	1,709		1,961		7,744		13,622		8,871
Nonperforming loans/total loans(8)	0.24%		0.49%		2.98%		6.09%		3.64%
Allowance for credit losses/ total loans	1.21		1.55		1.82		2.18		1.70
Allowance for credit losses/ nonperforming loans	498.1		317.0		61.1		35.8		46.8

(1)
Net income (loss) per common share assuming dilution is based on the weighted average number of common shares outstanding during each period and the dilutive effect, if any, of stock options and warrants outstanding.  There are no other dilutive securities.

(2)	At December 31, 2007, 2006, 2005, 2004 and 2003, the total balance of brokered deposits was $13.0 million, $25.7 million, $42.5 million, $247.9 million, and $104.6 million, respectively.
(3)
Total Shareholders’ Equity at December 31, 2005 includes approximately $87.0 million in proceeds from the private offering.  The Company used approximately $79.5 million of the proceeds in January 2006 to complete the issuer tender offer and purchase shares of the Company’s common stock.  This use of proceeds reduced total shareholders equity in January 2006.  See Note 22 – Private Placement and Tender Offer to the financial statements.

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

(8)	See “Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality” for a discussion of the level of nonperforming loans.

Fourth Quarter Results

Net income for the fourth quarter of 2007 was $3.0 million or $.41 per diluted share compared to net income of $2.7 million for the third quarter or $.37 per diluted share.  The Company reported income of $3.7 million or $.50 per diluted share in the fourth quarter of 2006. The results of the fourth quarter of 2007 represented core earnings for the Company.  On a linked quarter basis, net income increased $320,000.  The increase in income in the fourth quarter compared to the third quarter was due to several factors: positive factors included an increase in net interest income of $512,000, and lower expenses of approximately $3 million; negative factors included a higher provision for credit losses of $822,000, lower gains on sale of loans of $1.1 million, and higher income tax expense.  Earnings for the fourth quarter of 2006 included a gain from the exercise of our put option on our retained 25% interest in Matrix Asset Management, LLC (“MAM”).  We realized a pre-tax gain of $2.7 million on this sale, $1.7 million after tax, or $.23 per diluted share.

The fourth quarter increase in net interest income of $512,000 was the result of several factors.  The principal factor was the actions management took earlier in the year to reduce higher-costing liabilities.  The redemption of trust preferred securities and the repricing of certain of our institutional deposits resulted in approximately $700,000 reduction of the $1 million decline in interest expense between the periods.  Generally, the remainder of the decrease that occurred in interest expense was due to the declining interest rate environment that occurred between the periods.  Overall, the cost of interest bearing liabilities declined to 2.76% for the fourth quarter compared to 3.04% for the third quarter.  Interest income declined by $516,000 between the third and fourth quarter of 2007.  This decline can be attributed to a decrease in interest income earned on the SBA purchased portfolio.  Due to repayments from this portfolio amortization increased $520,000 to $1.7 million for the fourth quarter compared to $1.2 million for the third quarter.  Continued runoff of wholesale assets also reduced interest income, which was offset by continued growth in the community bank loan portfolio.   The yield on interest bearing assets was 6.12% for the fourth quarter compared to 6.25% for the third quarter.  The SBA purchased portfolio amortization caused 10 basis points of this 13 basis points decline.

Net interest income before provision for credit losses totaled $18.4 million for the quarter ended December 31, 2007, compared to $17.9 million for the quarter ended September 30, 2007.  Our net interest margin was 3.73% for the fourth quarter of 2007 compared to 3.64% for the third quarter of 2007.  The nine basis point increase in net interest margin between the third and fourth quarters of 2007 was due to the factors discussed above.

On a year to year basis, we increased the net interest margin 81 basis points from 2.92% for the quarter ended December 31, 2006 to 3.73% for the quarter ended December 31, 2007.  This increase was the result of several factors including: (i) the addition of approximately $300 million of average community bank loans between the periods, (ii) the decline of approximately $407 million of average wholesale interest earning assets between the periods, (iii) the repricing of certain of our institutional deposits, and (iv) the payoff of high cost trust preferred debt.  Interest income was relatively unchanged between the fourth quarter of 2007 at $30.4 million compared to $30.5 million for the fourth quarter of 2006.   Interest expense declined $3.4 million due to the two factors discussed above thus increasing net interest income.  This combined with the $110 million average decline in assets between the periods caused the increase in net interest margin.

The provision for credit losses was $1.2 million for the quarter ended December 31, 2007, compared to $352,000 for the third quarter ended September 30, 2007, and $82,000 for the fourth quarter ended December 31, 2006.  The increase in the provision for credit losses in the fourth quarter of 2007 was principally the result of the $98 million of net growth in the community bank loan portfolio during the period and the slow down of repayments in our wholesale residential portfolio.  In the prior periods, higher repayments of wholesale residential mortgage loans reduced the required allowance for those loans.  That decrease in turn partially offset the allowance required for newly originated community bank loans.

Noninterest income was $4.7 million for the quarter ended December 31, 2007, compared to $7.1 million for the quarter ended December 31, 2006 and $6.3 million for the quarter ended September 30, 2007.  The decrease in the year-over-year period was due principally to the gain from the sale of our 25% interest in MAM, discussed above, continued declining loan administration income that is associated with our reducing mortgage servicing portfolio, which was partially offset by continued increases in our custodial and administration services income from Sterling Trust Company.  Noninterest income declined by $1.6 million between the third and fourth quarter of 2007, as in the third quarter we realized gains on sale of loans of $1.2 million compared to $92,000 for the fourth quarter and in the third quarter we received a dividend of $405,000 from our investment in Matrix Financial Solutions, Inc.

Noninterest expense was $17.6 million for the quarter ended December 31, 2007, compared to $17.3 million for the quarter ended December 31, 2006, and $20.6 million for the quarter ended September 30, 2007.  Between the fourth quarters 2007 and 2006, the principal factors contributing to the $277,000 increase in noninterest expenses were increases in compensation and benefits related to the continuing implementation of our community bank business plan, which was substantially offset by lower subaccounting fees and lower amortization of mortgage servicing rights.  In comparing the fourth quarter and the third quarter 2007, the principal factors that contributed to the $3.0 million decrease in noninterest expenses were a $1.4 million charge taken in the third quarter for the redemption of trust preferred securities, a charge of $583,000 taken in the third quarter to write down our wholesale held for sale residential loan portfolio to the lower of cost or market and a $713,000 decline in subaccounting fees related to the declines in the rate set by the Federal Open Market Committee, to which subaccounting fees are tied.

Income tax expense was $1.2 million for the quarter ended December 31, 2007, compared to $1.1 million for the quarter ended December 31, 2006 and $495,000 for the quarter ended September 30, 2007.  Our tax rate was 29.4%, 21.3% and 15.7% for those same periods, respectively.  The tax rate for the fourth quarter of 2006 was impacted by the deployment of approximately $10 million of New Markets Tax Credits, which lowered our taxes by approximately $308,000. The tax rate for the third quarter of 2007 was favorably impacted by the resolution of an uncertain tax position that reduced income tax expense by $474,000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial position and results of operations and should be read in conjunction with the information set forth under Item 1A. “Risk Factors,” and our consolidated financial statements and notes thereto included in Item 8. in this report.

Overview

For the year ended December 31, 2007, income from continuing operations was $10.1 million compared to $9.9 million for the year ended December 31, 2006.  Diluted earnings per share from continuing operations for 2007 were $1.40 or 10% higher than the $1.27 per share in 2006.

Total assets at December 31, 2007 were $2.1 billion, which represents a decline of $60 million from December 31, 2006.  Total community bank loans, net of the allowance for credit losses increased $302 million during 2007 to $698 million.  Run off of investment securities and wholesale loans offset the growth of community bank loans, which resulted in the planned decrease in total assets.  We redeemed $26 million of high cost trust preferred debt during 2007 with available cash on hand and from lower costing short term debt.

We are entering our third year of our transformation to a community banking enterprise.  We opened our fifth regional banking location in Fort Collins in February 2008 and plan to open two additional locations, in Longmont and the Denver Tech Center later in the year.  During February 2008 we added a veteran energy banker to lead the development of our new energy banking unit that will focus on loan and deposit products from private energy companies.  With the reductions in interest rates that occurred subsequent to year end 2007, we believe it will be difficult for the Company to increase its net interest margin in 2008 at the same pace that occurred in 2007; however, continued repayments of lower yielding wholesale assets and replacement with community banking loans should help alleviate a portion of the impact of lower overall interest rates.

Results of Operations

Income from continuing operations was $10.1 million, or $1.40 per diluted share compared to $9.9 million, or $1.27 per diluted share, for 2006 and $138,000 or $.02 per diluted share for 2005.  The increase in income in 2007 as compared to 2006 was principally due to the $13.2 million increase in net interest income after provision for credit losses.  The increase in net interest income after provision for credit losses was offset by an $8.2 million decline in noninterest income and a $5.1 million increase in operating expenses.  The decline in noninterest income was principally related to 2006 nonrecurring revenues associated with litigation settlements, gains on sale of assets, and monetization of New Markets Tax Credits.  The increase in 2007 noninterest expense was principally the result of additional compensation and benefits to implement our community banking business plan, higher subaccounting fees, based on an increase in the volume of institutional deposits upon which such fees are determined, and the redemption of junior subordinated debt.  For 2006, income from continuing operations had increased by $9.8 million from 2005 levels.  Net interest income after provision for credit losses increased $10 million, there were $2.6 million of favorable litigation settlements and reductions in noninterest expenses caused by the divestiture of certain non-core subsidiaries, which are presented as discontinued operations.  Our results for 2005 included the transitional items associated with our conversion to community banking.  Those transitional items included expenses incurred for severance, option buy-outs and other compensation related costs that totaled approximately $7.9 million and a $3.1 million charge to settle an ongoing legal matter.

Details of the changes of the various components of income from continuing operations are further discussed below.

Net Interest Income

The following table sets forth for the periods and as of the dates indicated, information regarding our average balances of assets and liabilities, as well as the dollar amounts of interest income from interest-earning assets and of interest expense on interest-bearing liabilities and the resultant yields or costs.  Ratio, yield and rate information are based on average daily balances where available; otherwise, average monthly balances have been used.  Nonaccrual loans are included in the calculation of average balances for loans for the periods indicated.

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Community bank loans:
Commercial real estate	$172,716	$12,750	7.38%	$89,062	$6,076	6.82%	$36,907	$2,661	7.21%
Construction and development	157,796	14,394	9.12	49,177	4,557	9.27	41,356	3,323	8.04
Originated SBA loans	96,848	9,136	9.43	99,992	9,541	9.54	99,043	7,754	7.83
Multifamily	55,464	3,615	6.52	60,618	3,638	6.00	71,170	4,133	5.81
Commercial	54,765	4,707	8.59	10,619	857	8.07	7,448	377	5.06
Consumer and other loans	4,419	287	6.49	1,151	74	6.43	506	45	8.89
Total community bank loans	542,008	44,889	8.28	310,619	24,743	7.97	256,430	18,293	7.13
Wholesale assets:
Residential mortgage loans	517,720	27,882	5.39	723,314	35,223	4.87	1,033,872	43,040	4.16
Purchased SBA loans and securities	213,311	10,393	4.87	282,421	17,435	6.17	204,104	11,100	5.44
Mortgage-backed securities	663,379	35,233	5.31	669,085	34,519	5.16	290,999	12,722	4.37
Total wholesale assets	1,394,410	73,508	5.27	1,674,820	87,177	5.21	1,528,975	66,862	4.37

Interest-earning deposits	20,382	1,012	4.90	21,253	1,066	4.95	13,340	420	3.15
FHLBank Stock	39,297	2,150	5.47	40,677	2,314	5.69	33,460	1,521	4.55
Total interest-earning assets	$1,996,097	$121,559	6.09%	$2,047,369	$115,300	5.63%	$1,832,205	$87,096	4.75%

Noninterest-earning assets:
Cash	$18,720			$15,360			$35,681
Allowance for credit losses	(9,238)			(8,988)			(9,247)
Premises and equipment	11,321			15,341			18,197
Other assets	82,585			100,375			100,683
Total non-interest bearing assets	103,388			122,088			145,314
Total assets	$2,099,485			$2,169,457			$1,977,519

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings accounts	$165	$2	1.26%	$211	$3	1.42%	$395	$6	1.27%
Money market and NOW accounts	1,198,094	25,759	2.15	1,052,600	20,350	1.93	881,219	11,789	1.34
Certificates of deposit	32,369	1,381	4.27	56,320	2,389	4.24	119,857	4,088	3.41
FHLBank borrowings	351,231	17,086	4.80	630,229	30,275	4.74	574,982	20,305	3.53
Repurchase agreements	72,354	3,494	4.83	9,315	468	5.02	–	–	0.00
Borrowed money and junior subordinated debentures	59,742	4,995	8.25	71,582	6,298	8.68	77,211	6,278	8.02
Total interest-bearing liabilities	$1,713,955	$52,717	3.06%	$1,820,257	$59,783	3.26%	$1,653,664	$42,466	2.56%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	$249,356			$214,068			$216,131
Other liabilities	22,327			24,048			7,570
Total non-interest bearing liabilities	271,683			238,116			223,701
Shareholders’ equity	113,847			111,084			100,154
Total liabilities and shareholders’ equity	$2,099,485			$2,169,457			$1,977,519
Net interest income before provision for credit losses		$68,842			$55,517			$44,630
Interest rate spread			3.03%			2.37%			2.19%
Net interest margin			3.46%			2.74%			2.44%
Ratio of average interest-earning assets to average interest-bearing liabilities			116.46%			112.48%			110.80%

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

	Year ended 2007 versus 2006			Year ended 2006 versus 2005
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$6,139	$535	$6,674	$3,565	$(150)	$3,415
Construction and development loans	9,910	(73)	9,837	727	507	1,234
Originated SBA loans	(295)	(110)	(405)	75	1,712	1,787
Multifamily loans	(323)	300	(23)	(629)	134	(495)
Commercial Loans	3,791	59	3,850	201	279	480
Consumer and other loans	212	1	213	44	(15)	29
Wholesale assets:
Residential Loans	(10,784)	3,443	(7,341)	(14,331)	6,514	(7,817)
Purchased SBA loans and securities	(3,783)	(3,259)	(7,042)	4,685	1,650	6,335
Mortgage-backed securities	(296)	1,010	714	19,144	2,653	21,797
Interest-earning deposits	(43)	(11)	(54)	329	317	646
FHLBank stock	(78)	(86)	(164)	366	427	793
Total interest-earning assets	4,450	1,809	6,259	14,176	14,028	28,204

Interest-bearing liabilities:
Savings accounts	(1)	-	(1)	(3)	-	(3)
Money market and NOW accounts	2,987	2,422	5,409	2,603	5,958	8,561
Certificates of deposit	(1,022)	14	(1,008)	(2,529)	830	(1,699)
FHLBank borrowings	(13,557)	368	(13,189)	2,192	7,778	9,970
Repurchase agreements	3,045	(19)	3,026	-	-	467
Borrowed money	(1,002)	(301)	(1,303)	305	182	20
Total interest-bearing liabilities	(9,550)	2,484	(7,066)	2,568	14,748	17,316
Change in net interest income	$14,000	$(675)	$13,325	$11,608	$(720)	$10,888
Net Interest Income.  Net interest income before provision for credit losses increased $13.3 million, or 24.0%, to $68.8 million for the year ended December 31, 2007, as compared to $55.5 million for 2006.  Our net interest margin increased 72 basis points, to 3.46% for 2007 from 2.74% for 2006.  Interest income increased $6.3 million to $121.6 million for 2007 compared to $115.3 million for 2006.

Interest income on community bank loans increased $20.1 million on a $231.4 million increase in volume and a 31 basis point increase in the average rate.  The increase in volume of $231.4 million resulted in additional interest income of $19.4 million.  For 2007, the yield on community bank loans was 8.28% compared to 7.97% for 2006.  This 31 basis point increase in yield, which contributed $712,000 of the increase in interest income, was attributed to change in the community bank loan portfolio mix as well as 2007 production that was generally based on the prime interest rate.  Change in mix included a smaller impact that the multifamily portfolio had on the total in 2007 as compared to 2006 and 2007 growth of commercial and commercial real estate loans.

Interest income on wholesale interest-bearing assets declined by $13.7 million, based on a $280.4 million decline in volume partially offset by a six basis points increase in the yield on such assets.  The decline in wholesale interest bearing assets is consistent with our business plan to divest these assets in an orderly fashion over time as we transition the balance sheet to that of a traditional community bank.  The yield on wholesale residential loans and mortgage-backed securities increased 33 basis points to 5.34% for 2007.  The increase in the yield on this asset was due principally to increases in interest rates from the assets reaching the interest rate reset date.  The majority of these assets within these portfolios are variable rate.  Offsetting the increase in yield on residential loans and mortgage-backed securities was the decline in yield on purchased SBA loans and securities.  This yield declined 130 basis points between 2007 and 2006 due to repayments.  In total, premium amortization on purchased SBA loans and securities was $5.1 million for 2007 compared to $2.7 million for 2006.

Interest expense decreased $7.1 million to $52.7 million for 2007 as compared to $59.8 million for 2006.  This decrease was caused by a decline in the average balance of interest-bearing liabilities of $106.3 million to $1.71 billion for 2007 compared to $1.82 billion for 2006, and a decrease of 20 basis points in the cost of those liabilities to 3.06% for 2007 compared to 3.26% for 2006.  The decline in average interest-bearing liabilities contributed over 100%, or $9.6 million, of the overall decline in interest expense for the year.  The average rate paid for our interest bearing liabilities declined by 20 basis points due to changes in market rates and management actions.  Early in the third quarter, we redeemed $20 million of junior subordinated debt, which resulted in a lower overall cost of interest-bearing liabilities.  Additionally, the decline in both LIBOR and Federal Funds rates that occurred during 2007 contributed to the overall decline in rates paid.  As shown in the table above, the total of the 2007 versus 2006 increase due to change in rates caused an additional $2.5 million of interest expense to be incurred by the Company.  This occurred even though there was an overall 20 basis point decline in the cost of interest-bearing liabilities, because the cause of the increase, money market and NOW accounts had a cost of 2.15%, which was well below the total liability average rate of 3.06%.

Net interest income before provision for credit losses in 2006 increased $10.9 million, or 24.4%, to $55.5 million from $44.6 million in 2005.  Our net interest margin increased 30 basis points to 2.74% for 2006 from 2.44% for 2005.  The increase in net interest margin was due to an 88 basis point increase in the yield on our interest bearing assets, which increased to 5.63% for 2006 from 4.75% for 2005 and an increase of $215 million in our average interest earning assets.  Average earning assets grew 11.7% to $2.05 billion for 2006 as compared to $1.83 billion for 2005.  The increase in interest income was caused by the community bank loans originated in 2006, repricing of certain legacy assets, and general market increases in interest rates that occurred during 2006.  For 2006, the increase in interest income exceeded the increase in interest expense.  The cost of interest bearing liabilities rose 70 basis points to 3.26% for 2006, as compared to 2.56% for 2005.  Average interest bearing liabilities increased $166.6 million, or 10.1%, to $1.82 billion for 2006 compared to $1.65 billion for 2005.

Provision for Credit Losses.  The provision for credit losses is determined by management as the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level that is management’s best estimate of probable credit losses inherent in the loan portfolios.  The provision for credit losses totaled $2.5 million in 2007 compared to $2.3 million in 2006 and $1.5 million in 2005.  The provision for 2007 and 2006 was a reflection of the increase in the size of the community loan portfolio and our decision in 2006 to reevaluate community bank loan loss factors.  The provision for 2005 reflected the wholesale activities that were pervasive in that year.  See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses.

Noninterest Income. An analysis of the components of noninterest income is presented in the table below:

	Years ended December 31,			$ Change		% Change
	2007	2006	2005	2007-2006	2006-2005	2007-2006	2006-2005
Noninterest income:	(Dollars in thousands)
Custodial and administrative services	$8,435	$6,833	$7,217	$1,602	$(384)	23%	(5%)
Loan administration	6,311	7,749	10,103	(1,438)	(2,354)	(19)	(23)
Gain on sale of loans and securities	2,222	685	2,002	1,537	(1,317)	224	(66)
Gain on sale of assets	-	3,100	300	(3,100)	2,800	100	933
Litigation settlements	155	2,550	764	(2,395)	1,786	(94)	234
Other income	3,860	8,274	8,203	(4,414)	71	(53)	1
Total noninterest income	$20,983	$29,191	$28,589	$(8,208)	$602	(28%)	2%

Custodial and Administration Services.  Service fees for custodial and administration fees increased $1.6 million or 23%, to $8.4 million for the year ended December 31, 2007, as compared to $6.8 million for the year ended December 31, 2006.  The increase is due to increases in the volume of accounts and assets under administration, attributable to the continued successful marketing efforts by management of Sterling.  For 2007 total accounts under administration increased approximately 16% to 58,622 accounts at December 31, 2007, as compared to 50,576 at December 31, 2006, and total assets under administration increased to $4.51 billion at December 31, 2007, from $3.82 billion at December 31, 2006.

Service fees for custodial and administration fees decreased $384,000 or 5%, to $6.8 million for the year ended December 31, 2006, as compared to $7.2 million in 2005.  The decrease is due to the sale of substantially all of the assets of United Western Bank’s trust department in connection with the sale of our interest in Matrix Settlement and Clearance Services, LLC (n/k/a Matrix Financial Services Solutions, Inc.), which sale closed April 30, 2005. The Bank earned no such fees for 2006 versus $1.1 million for the first four months of 2005.  Offsetting the decrease at the Bank, service fees at Sterling increased $710,000, or 12%, to $6.8 million in 2006 compared to $6.1 million in 2005.  Total accounts under administration increased approximately 16% to 50,576 accounts at December 31, 2006, as compared to 43,491 at December 31, 2005, and total assets under administration increased to $3.82 billion at December 31, 2006, from $3.02 billion at December 31, 2005.

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges.  Loan administration fees decreased $1.4 million, or 19%, to $6.3 million in 2007 as compared to $7.7 million in 2006.  Of the total loan administration income of $6.3 million for 2007, $5.7 million represents fees from our mortgage servicing portfolio at Matrix Financial Services and $583,000 represents fees for servicing SBA loans at United Western Bank.  In 2006, servicing income earned at Matrix Financial Services was $7.0 million and $750,000 represented fees for servicing SBA loans.  Loan service fees are principally affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received.  Our mortgage loan servicing portfolio decreased to an average balance of $1.2 billion for 2007 as compared to an average balance of $1.5 billion for 2006, resulting in the overall decline in loan administration income.  The average service fee (including all ancillary income) was 0.50% in 2007 versus 0.47% in 2006, which is a function of the loans that remain in the servicing portfolio and level of delinquencies.  Management anticipates loan administration income will continue to decrease as its mortgage servicing portfolio decreases through normal amortization and prepayments.

Loan administration fees decreased $2.4 million, or 23%, to $7.7 million for the year ended December 31, 2006 as compared to $10.1 million in 2005.  Our mortgage loan servicing portfolio had decreased to an average balance of $1.5 billion during 2006 as compared to an average balance of $2.0 billion in 2005.  The average service fee (including all ancillary income) was 0.47% for the years ended December 31, 2006 and 2005.

Gain on Sale of Loans and Securities.  Gain on sale of loans and securities increased $1.5 million, or 224%, to $2.2 million for the year ended December 31, 2007 compared to $685,000 for 2006.  The gains reported for 2007 were comprised of gain on sale of originated SBA loans of $2.1 million and gain on sale of mortgage-backed securities of $98,000.  The gain on sale of originated SBA loans was realized from the sale of loans with an unpaid principal balance of $32.2 million.  For 2006, gain on sale of loans and securities included $169,000 in gain from the sale of repurchased FHA and VA loans that we acquired from our mortgage servicing portfolio, gain of $682,000 from the sale of $12.4 million of unpaid principal balance of originated SBA loans, gains of $274,000 from the sale of mortgage-backed securities, and losses of $441,000 related to our purchased SBA loan and securities portfolio.  The loss on the purchased SBA loans and securities was principally related to a mark-to-market adjustment when we transferred trading securities to held-to-maturity during 2006.  We generally sell a portion of our originated SBA loans as part of our normal course of business, both to capture gains and as part of our management of industry concentrations.  Gain on sale of loans and securities can fluctuate significantly from period to period based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, the particular loans we elect to sell and other market conditions.

Gain on sale of loans and securities was $685,000 for the year ended December 31, 2006 compared to $2.0 million for 2005.  The gain for 2005 included gains on the sale of loans repurchased from our servicing portfolio of $966,000, gain on sale of purchased SBA loans and multifamily loans of $540,000 and gain on sale of securities of $490,000.

Gain on Sale of Assets.  We realized no gain on sale of assets for 2007.  Gain on sale of assets was $3.1 million for the year ended December 31, 2006 compared to $300,000 in 2005.  Gain on sale of assets for 2006 included the exercise of our put option on our retained 25% interest in Matrix Asset Management LLC from which we realized a gain of $2.7 million, a $100,000 gain from the sale of certain assets of the Denver-based real estate brokerage operations of MTXC Realty Corp, and a $285,000 gain from the sale of property owned by the Company in the State of Texas.  For 2005 the gain on sale of assets included the gain from the sale of the assets of the United Western Bank’s trust operations.

Litigation Settlements.  Litigation settlements include amounts recovered as a result of legal actions against third parties related to losses sustained by the Company in prior years.  Litigation settlements of $155,000 for the year ended December 31, 2007 represents the amount recovered related to a loan servicing matter at Matrix Financial Services.  Litigation settlements of $2.55 million for the year ended December 31, 2006 were comprised of three recoveries, two at United Western Bank and one at Matrix Financial Services, related to lending and loan origination issues.  Litigation settlements of $764,000 for the year ended December 31, 2005 represented a matter at United Western Bank related to a prior lending issue.

Other Income. Other income for 2007 was $3.9 million, a $4.4 million, or 53%, decline from 2006.  The decline compared to 2006 was due to $4.4 million in nonrecurring revenues earned in 2006.  Other income in 2007 includes income earned on bank owned life insurance of $937,000, dividends from cost-method investments of $405,000, prepayment penalties on loans and other loan fees not recognized as part of yield on loans of $1.1 million, rental income from a parcel of property retained from the sale of ABS School Services, Inc. of $414,000 and other miscellaneous items that totaled $1 million.  In 2006, the only other income from these same items was $888,000 income earned on bank owned life insurance; the increase for 2007 resulted from compounding of interest.  Dividend from cost-method investments was $162,000 in 2006; the increase for 2007 was related to the improved performance at Matrix Financial Services Solutions, Inc. and the resulting dividends declared by their management. Prepayment penalties and loan fees not recognized as part of yield on loans was $540,000 in 2006, the increase for 2007 was related to and consistent with the growth of our community banking business.  Income on the retained ABS School Services property of $414,000 unchanged between the periods. Other miscellaneous items of other income for 2006 were approximately $1.3 million versus $1 million in 2007.

Substantially all of the $4.4 million difference in other income between 2006 and 2007, however, was attributable to nonrecurring items in 2006.  Nonrecurring other revenues in 2006 included equity in earnings of unconsolidated subsidiaries of $462,000, fees from the monetization of New Markets Tax Credits of $2.2 million, and rental income from our headquarters building of $1.7 million.  Due to the sale in the fourth quarter of 2006 of our remaining interest in Matrix Asset Management, we had no equity in earnings of unconsolidated subsidiaries in 2007.  Due to the full deployment of our allocation of New Markets Tax Credits in 2006, no monetization fees were earned in 2007.  As we sold and leased-back our headquarters building in September 2006, the $11 million gain on that sale was deferred and is being amortized into income over the life of our lease term, or 10 years, as a reduction in occupancy expense.  First Matrix generated fees of approximately $600,000 in 2006 when it was still active in the SBA pooling operations.

In 2005, other income was $8.2 million and principally included brokerage revenue from First Matrix of $1.7 million, which was related to higher levels of activity in purchasing, pooling and selling of SBA loans, $1.3 million of revenue associated with Matrix Realty for real estate disposition services, which we sold in 2006, on rental income from our headquarters building of $2.1 million, income from bank owned life insurance of $885,000, equity earnings of unconsolidated subsidiaries of $150,000, prepayment penalties on loans and other loan fees not recognized as part of yield on loans of $862,000 and other miscellaneous items of approximately $1.2 million.

Noninterest Expense.  Noninterest expense increased $5.1 million, or 7%, to $73.9 million for the year ended December 31, 2007 from $68.9 million for 2006. Noninterest expense was $74.0 million for the year ended December 31, 2005.  The following table details the major components of noninterest expense for the periods indicated:

	Years ended December 31,			$ Change		% Change
	2007	2006	2005	2007-2006	2006-2005	2007-2006	2006-2005
	(Dollars in thousands)
Compensation and employee benefits	$27,148	$22,309	$25,843	$4,839	$(3,534)	22%	(14%)
Subaccounting fees	22,851	21,013	13,447	1,838	7,566	9	56
Amortization of mortgage servicing rights	3,489	5,810	7,764	(2,321)	(1,954)	(40)	(25)
Recovery of mortgage servicing rights	-	(276)	(1,180)	276	904	(100)	(77)
Occupancy and equipment	2,946	3,781	3,883	(835)	(102)	(22)	(3)
Postage and communication	1,237	1,063	1,176	174	(113)	16	(10)
Professional fees	2,584	2,322	2,656	262	(334)	11	(13)
Mortgage servicing rights subservicing fees	1,931	2,488	3,073	(557)	(585)	(22)	(19)
Redemption of junior subordinated debentures	1,487	176	322	1,311	(146)	745	(45)
Other general and administrative	10,252	10,175	17,021	77	(6,846)	1	(40)
Total noninterest expense	$73,925	$68,861	$74,005	$5,064	$(5,144)	7%	(7%)

Compensation and employee benefits increased $4.8 million, or 22%, to $27.1 million for the year ended December 31, 2007 compared to $22.3 million for the year ended December 31, 2006.  This increase was primarily the result of the increase in full-time equivalent employees at United Western Bank as we continued to implement our community bank business plan.  Other factors included normal compensation increases for job performance and continued growth and expansion at Sterling Trust.  In 2007 we added a total of 46 employees, which represents an increase of 17%.  Total employees were 328 at December 31, 2007 compared to 282 at December 31, 2006.  This increase included 34 additional employees at the Bank principally for positions added to complete the regional banking teams established in 2006, staff the construction lending team, the Loveland team, and additional personnel in credit administration and consumer banking.  The increase for 2007 also includes an increase of $393,000 of equity based compensation under FAS 123 (R), which was $952,000 for 2007 versus $559,000 in 2006.  The increase is attributable to the increase in the number of eligible employees who participate in the equity based compensation plans. Also, in 2006 there were no equity based compensation instruments outstanding for the entire year.  Please see Note 14 to the consolidated financial statements for further information about the impact of FAS 123 (R) to our results from operations.

Compensation and employee benefits had decreased $3.5 million, or 14%, to $22.3 million in 2006 compared to $25.8 million in 2005.  This decrease occurred because compensation and employee benefits expense for 2005 included $7.9 million related to severance, contract and option buy-outs, associated with our transition and the resignation of our former executive management team.  Absent these expenses, basic compensation and employee benefits had increased approximately $4.4 million in 2006 versus 2005 due to the hiring of five new regional community banking teams and the credit administration infrastructure to support our community banking implementation.  Also included in compensation and employee benefits was equity based compensation of $559,000, with no comparable amount for 2005.

Subaccounting fees increased $1.8 million or 9%, to $22.9 million in 2007 compared to $21.0 million in 2006.  Subaccounting fees for 2006 grew by $7.6 million, or 56%, to $21.0 million in 2006 compared to $13.4 million in 2005.  Subaccounting fees represent fees paid to third parties to service depository accounts on our behalf and are incurred at United Western Bank for custodial and institutional deposits.  The increase in subaccounting fees was due to a combination of an increase in the interest rates to which the subaccounting fees are related, as well as an increase in the average balance of deposits for which subaccounting fees are incurred.  Subaccounting fees are generally tied to the targeted federal funds rate.  The average rate was 5.05%, 4.96%, and 3.19% in 2007, 2006, and 2005, respectively.  The average balance of custodial and institutional deposits that are subject to subaccounting fees were $1.1 billion, $1.0 billion and $875 million for 2007, 2006 and 2005, respectively.  We expect the balance of deposits subject to subaccounting fees to decrease as a percentage of our total deposits in the future as we expand our community bank deposit base.

Amortization of mortgage servicing rights decreased $2.3 million, or 40%, to $3.5 million for the year ended December 31, 2007 compared to $5.8 million for 2006. We have not added significantly to our mortgage servicing portfolio since when we exited the mortgage production business at Matrix Financial Services in February 2003.  Our amortization of mortgage servicing rights fluctuates principally based on the prepayment rates experienced with respect to the underlying mortgage loan portfolio.  For the year ended December 31, 2007, our mortgage servicing rights portfolio experienced average prepayment speeds of 19.3% compared to 21.8% for the year ended December 31, 2006.  The average mortgage servicing rights portfolio in 2007 declined to $1.2 billion compared to $1.5 billion for 2006.

Amortization of mortgage servicing rights had decreased $2.0 million, or 25%, to $5.8 million for 2006 compared to $7.8 million for 2005.  The decrease was due to a combination of the decrease in the average balance in our mortgage servicing rights portfolio to $1.5 billion at December 31, 2006 as compared to $2.0 billion at December 31, 2005, as well as a decrease in the average prepayment speeds on our servicing portfolio, which for 2006 was at an average of 21.8% as compared to 23.7% for 2005.  Amortization of mortgage servicing rights is included in expenses of our mortgage banking operating segment.

We recovered $276,000 and $1.2 million of previously recorded impairments on our mortgage servicing rights for the years ended December 31, 2006 and 2005, respectively.  The Company is required to record its investment in mortgage servicing rights at the lower of cost or fair value.  The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans.  The Company stratifies its mortgage servicing rights by product type and investor, among other things, to reflect the predominant risks.  To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows.  Due to changes in the interest rate environment during the periods, among other factors, an impairment recovery against the valuation of the asset was recorded.  While it is not possible to make a fair estimate at this time as to whether future impairments or recoveries will occur, further changes in market interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future periods.  The impairment or recovery on mortgage servicing rights is included in expenses of our mortgage banking operating segment.

Occupancy and equipment expense was $2.9 million for 2007, which represents a decrease of $835,000, or 22%, as compared to the $3.8 million of occupancy and equipment expense for 2006.  Occupancy and equipment expense was $3.9 million for 2005.  For 2006 and 2005 occupancy and equipment expense included $1.3 million and $1.8 million, respectively, of costs incurred to operate our headquarters location. The decline in costs incurred to operate our headquarters location occurred as a result of the sale of the building on September 29, 2006.  Absent the impact of the headquarters location, occupancy and equipment expense was $2.9 million, $2.5 million, $2.0 million for 2007, 2006 and 2005, respectively.  The increases were related to the community banking business plan implementation.  In addition, the 2007 occupancy and equipment expense was favorably impacted by the recognition of $1.1 million of the deferred gain from the sale of the United Western Financial Center.  The higher expense in 2007 is reflective of our four full service locations and two regional loan production offices opened at December 31, 2007 versus two full service locations and one regional loan production office opened at December 31, 2006.

Postage and communications expense was $1.2 million, $1.1 million and $1.2 million for 2007, 2006, and 2005, respectively.  The increase from 2006 to 2007 was principally related to growth of accounts and volumes at Sterling Trust, and the branch expansion at the Bank.  The decrease between 2006 and 2005 was due principally to a decline in business activity at Matrix Financial Services related to the declining number of mortgage loans serviced for others and lower shipping costs at the Bank as there were no whole-loan residential portfolios purchased in 2006 as compared to 2005.

Professional fees expense was $2.6 million, $2.3 million and $2.7 million for 2007, 2006, and 2005, respectively.  Professional fees include employment, legal and audit fees.  The increase between 2006 and 2007 was related to an increase in recruiting fees at United Western Bank and increases in audit fees related to the Company’s first Sarbanes-Oxley audit.  The decline between 2006 and 2005 was related to lower legal fees as certain matters in 2005 were resolved, and lower audit fees related to our change in independent public accountants.

Mortgage servicing rights subservicing fees expense was $1.9 million, $2.5 million, and $3.1 million for 2007, 2006 and 2005, respectively.  These fees represent the cost of subservicing our mortgage servicing portfolio by a third party.  The decline in these fees is consistent with the decline in the balance of outstanding mortgage loans serviced and our loan administration income.

Redemption of junior subordinated debentures expense was $1.5 million, $176,000, and $322,000 for 2007, 2006, and 2005, respectively. The 2007 figure represents the write off of unamortized issuance costs associated with Matrix Bancorp Capital Trusts III, IV, and V and a prepayment penalty associated with Trust IV.  In total $25.8 million of unpaid principal balance was redeemed in 2007.  The balance for 2006 and 2005 represents the write off of unamortized issuance costs related to Matrix Bancorp Capital Trust I, of unpaid principal balance of $5 million in 2006 and $8 million, in 2005.  The next potential call date of trust preferred debt is October 2009.

Other general and administrative expenses were $10.3 million for 2007, increase of $77,000 over the $10.2 million for 2006.  Other general and administrative expense includes data processing, regulatory assessments (primarily OTS assessments and FDIC insurance costs), charges and recoveries related to recording our wholesale residential held-for-sale loan portfolio at LOCOM and other general and administrative expenses.  LOCOM expense was $583,000 for 2007, a $2.3 million recovery in 2006, and a $2.3 million expense in 2005.  Beginning in 2005, our LOCOM charge was based on a much larger residential loan portfolio than we have now, and in the marketplace there was a large increase in interest rates and reduction in prices for whole loans.  This amount was recovered in 2006 due primarily to continued accelerated repayments of loans that had been impaired in value and modest improvement in market conditions as interest rates stabilized.  In 2007 we incurred another LOCOM charge, on a more seasoned and much smaller residential loan portfolio.

Other general and administrative expenses excluding the LOCOM activity were $9.7 million, $12.5 million, and $14.7 million, for 2007, 2006 and 2005, respectively.  The decrease between 2007 and 2006 was principally related to continued reductions in charges at Matrix Financial Services relating to servicing advance reserves and recourse servicing liabilities of approximately $832,000, a $950,000 recourse liability we established in 2006 related to the sale of ABS School Services, Inc, and approximately $250,000 of costs associated with the implementation of Sarbanes-Oxley.  The decline between 2006 and 2005 was caused by the inclusion in 2005 of a $3.1 million charge to settle a former litigation matter and an approximate $1.4 million decline in charges at Matrix Financial Services relating to servicing advance reserves and recourse servicing liabilities.

Income Taxes.  The following table presents our income tax expense (benefit) for the periods indicated:

	Years ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Current:
Federal	$3,680	$5,800	$(1,538)
State	792	1,069	(177)
Deferred:
Federal	(1,065)	(1,944)	(670)
State	(99)	(180)	(62)
Provision (benefit)	$3,308	$4,745	$(2,447)

Income tax expense was $3.3 million for 2007, $4.7 million for 2006, and an income tax benefit of $2.4 million for 2005.  Our effective tax rate was 24.6% for 2007, 26.6% for 2006 and a benefit of 106% for 2005.  Our effective tax rate varies from our expected tax rate of approximately 38.25% (35% federal and 3.25% state) due to several factors.  For the year ended December 31, 2007, our effective tax rate varied from our expected tax rate due to $968,000 of tax exempt income, income tax credits from the utilization of New Markets Tax Credits of $1.8 million, and the resolution of an uncertain tax position, which directly reduced income tax expense by $474,000.  For 2006, our effective tax rate was lower than the expected tax rate due to $1.3 million of tax exempt income, utilization of New Markets Tax Credits of $1.7 million, and the resolution of an uncertain tax position, which directly reduced income tax expense by $198,000. For 2005, our effective tax rate varied from our expected tax rate due to the loss incurred from continuing operations, tax exempt interest income of $2.7 million and utilization of New Markets Tax Credits of $1.2 million.  We anticipate 2008 income tax expense will be in the range of 26% to 32% of pre-tax income based on: remaining New Markets Tax Credits, estimated tax exempt income and estimated pre-tax earnings.  See Note 12 to the financial statements.

Balance Sheet

Total assets declined $60.4 million, or 2.8%, to $2.10 billion at December 31, 2007 from $2.16 billion at December 31, 2006.  Community bank loans, net of allowance for credit losses, increased by $302.5, or 77%, to $697.7 million at December 31, 2007, compared to $395.3 million at December 31, 2006.  The growth of our community bank loan portfolio was the result of successful marketing by our regional banking teams.  The growth of community bank loans was offset by reductions in wholesale assets.  Wholesale loans declined $203.4 million, or 27%, to $557.0 million at December 31, 2007 compared to $760.5 million at December 31, 2006.  This decline came from repayments and approximately $23 million of residential loans that we sold during the year.  Investment securities declined by $177.2 million in 2007, to $661.8 million at December 31, 2007, compared to $839.0 million at December 31, 2006.  This decline was the result of repayments and approximately $25 million of available-for-sale mortgage-backed securities that we sold during the year.

Total liabilities declined by $66.1 million, or 3.2%, to $1.98 billion at December 31, 2007 from $2.05 billion at December 31, 2006.  The change in liabilities was the result of a decline in FHLBank borrowings of $113.3 million and a decline in junior subordinated debt of $25.8 million offset by an increase in deposits of $34.0 million and other borrowed money, of $37.4 million.  Total deposits including custodial escrow balances, grew by $34.0 million, or 2.5%, to $1.42 billion during 2007.  This increase was the result of the deposit gathering efforts of our regional banking teams.  During 2007, community bank deposits increased $41.2 million, or 86%, to $89.3 million.  The increase in community bank deposits was partially offset by a modest decline in institutional deposits.  Junior subordinated debt declined as discussed above in “Results of Operations – Net interest income.”  The increase in other borrowed money includes a $25 million repurchase agreement with a money center bank, $1.7 million of retail repurchase agreements, and $11 million of borrowings on our line of credit that was principally used to repay junior subordinated debt.

In December 2005 the Company completed a private offering of 5,120,000 shares of our common stock at $19.00 per share.  In the private offering, we raised aggregate gross proceeds of $97 million, less placement agent fees and other costs of $10 million.  The net funds raised in the private placement were then used to conduct an issuer tender offer to purchase previously outstanding shares of our common stock at $19.00 per share.  By January 23, 2006, the Company had completed the tender offer, repurchasing 4,184,277 common shares for $79.5 million.  After the tender offer, we had 7,556,573 shares of common stock outstanding.

Concurrently with the completion of the private offering, our former Co-Chief Executive Officers resigned from the Company, and our new executive management team was appointed by our Board of Directors.  Accordingly, we incurred approximately $7.9 million in expenses for severance, option buy-outs and other compensation related costs in 2005.

Investment Securities.  The primary purpose of the investment portfolio is to provide a source of earnings for liquidity management purposes and to control interest rate risk. In managing the portfolio, we seek safety of principal, liquidity, diversification and maximized return on funds.  See “Liquidity and Capital Resources” in this Item 7. and “Quantitative and Qualitative Disclosures About Market Risk - Asset Liability Management” and “Interest Rate Risk” under Item 7A. in this report.

Our securities primarily consist of real estate collateralized instruments that are rated AAA or AA.  We also own approximately $62.9 million of SBA pooled securities, of which the underlying collateral consists of guaranteed portions of SBA loans.  During 2007, we acquired $4.9 million of securities for community reinvestment act purposes.  The average expected lives of our investment securities generally ranges between one and four years.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities available for sale and held to maturity at December 31, 2007.

	December 31, 2007				December 31, 2006				December 31, 2005
	Due after Five Years through Ten Years		Due after Ten Years		Due after Five Years through Ten Years		Due after Ten Years		Due after Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
	(Dollars in thousands)

Mortgage-backed securities–agency	$-	-%	$3,249	6.39%	$-	-%	$5,019	6.47%	$13,706	5.02%
Mortgage-backed securities–private	-	-	43,253	5.27	-	-	47,639	5.74	-	-
Collateralized Mortgage Obligations – private	-	-	40,732	5.81	-	-	88,878	5.80	-	-
SBA securities	-	-	442	5.13	-	-	610	5.76	756	4.39
Total – available for sale			87,676	5.56			142,146	5.80	14,462	4.99
Held to Maturity
Mortgage-backed securities – private	-	-	187,922	5.46	-	-	228,059	5.39	156,979	5.16
Collateralized Mortgage Obligations – private	-	-	323,316	5.25	-	-	384,280	5.27	264,031	4.87
SBA securities	6,387	8.35	56,480	7.74	8,669	8.29	75,825	7.55	-	-
Total – held to maturity	6,387	8.35	567,718	5.57	8,669	8.29	688,164	5.56	421,010	4.98
Total AFS and HTM Securities	$6,387	8.35%	$655,394	5.57%	$8,669	8.29%	$830,310	5.60%	$432,472	4.98%

The contractual maturities of the Company’s investment securities portfolio is considerably longer than the expected lives due to repayments anticipated from the mortgagors that represent the underlying collateral of the securities.

At December 31, 2007 the Company’s mortgage-backed investment securities portfolio was approximately $602 million.  That portfolio consists of approximately 99.3% AAA or AA rated securities with the remainder in A rated community reinvestment act securities.  The mortgage-backed portfolio is comprised of approximately 13% underlying Alt-A collateral, the remaining 87% is A collateral.  As of December 31, 2007, none of the securities owned by the Company have been downgraded by credit rating agencies.

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

	As of December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$304,308	43.1%	$224,660	55.9%	$130,981	50.3%	$94,620	42.3%	$85,663	35.1%
Construction and development	255,722	36.2	87,068	21.7	35,206	13.6	34,307	15.3	30,579	12.6
Commercial	88,175	12.5	24,905	6.2	12,235	4.7	19,847	8.9	46,234	19.0
Multifamily	48,613	6.9	54,833	13.7	70,011	27.0	60,862	27.2	58,373	24.0
SBA originated guaranteed portions	5,602	0.8	7,171	1.8	11,045	4.3	13,494	6.0	19,682	8.1
Consumer	3,825	0.5	2,845	0.7	243	0.1	578	0.3	2,962	1.2
Total community bank loans	706,245	100.0%	401,482	100.0%	259,721	100.0%	223,708	100.0%	243,493	100.0%
Less allowance for credit losses	8,513		6,216		4,730		4,877		4,150
Total community bank loans, net	697,732		395,266		254,991		218,831		239,343
Wholesale loans:
Residential	442,890	79.2%	606,693	79.5%	885,740	80.2%	999,202	86.4%	903,186	81.3%
SBA purchased guaranteed portions	116,084	20.8	156,308	20.5	193,883	17.6	127,399	11.0	160,601	14.5
School financing	–	–	–	–	24,038	2.2	30,402	2.6	46,765	4.2
Total wholesale loans	558,974	100.0%	763,001	100.0%	1,103,661	100.0%	1,157,003	100.0%	1,110,552	100.0%
Less allowance for credit losses	1,925		2,546		5,267		6,295		5,639
Total wholesale loans, net	557,049		760,455		1,098,394		1,150,708		1,104,913
Loans receivable, net	$1,254,781		$1,155,721		$1,353,385		$1,369,539		$1,344,256

The increases for 2007 in commercial real estate, commercial, construction and development loans was primarily due to the successful marketing efforts of our regional banking teams.  We originated approximately $305 million of loans through our community banking teams and our SBA division.  Overall loans increased $99.1 million, or 8.6%.  Via the execution of our business plan, we anticipate continued declines of wholesale loans both residential and purchased SBA, and continued growth of community bank loans.  We expect continued overall growth in the community bank portfolio and continued change in the loan mix prospectively.  We anticipate that commercial and commercial real estate loans will increase as a percentage of the portfolio while construction and development loans will not exceed current levels.

The following table presents the details of the construction and development (“C&D”) portfolio, net of deferred fees, for the periods indicated:

	December 31,
	2007	2006
	(Dollars in thousands)
Construction type breakdown:
Construction - 1-4 family	$47,045	$40,382
Construction - commercial	53,051	5,530
Construction - multifamily	34,820	7,699
Construction - 1-4 family (consumer)	10,126	-
Total construction	145,042	53,611

Land type breakdown:
Land development	107,900	24,341
Undeveloped land	2,260	9,116
Undeveloped land (consumer)	520	-
Total development	110,680	33,457
Total construction and development	$255,722	$87,068

The C&D portfolio grew $169 million in 2007 to $255.7 million at December 31, 2007, and represents 20.2% of our entire loan portfolio and 36.2% of our community bank portfolio.  As shown in the table above, construction loans were $145 million at December 31, 2007, or 20.5% of our community bank portfolio and land loans were $110.7 million or 13.4% of our community bank portfolio.  Within the construction portfolio the loan breakdown is approximately 32% 1-4 family, 37% commercial, 24% multifamily and 7% consumer.  Within the land development loans, more than $108 million, or 97%, are for land that is under development and is generally intended to either be sold to contractors as lot loans for commencement of construction, or for which the current borrower will commence vertical construction within six to nine months.

There are additional risks associated with C&D lending as compared to our other lending as discussed above in Item 1. “Business – Community Banking Lending – Residential and Commercial Construction and Development Lending.”  To address and mitigate these risks we rigorously monitor the C&D portfolio.  The C&D portfolio is monitored for total overall concentration level for which our goal is to maintain C&D loans at less than 25% of our overall loan portfolio.  We also monitor geographic breakdown, and the overall C&D portfolio speculative to pre-sale ratios as well as the factors that are relevant to all loans.

At December 31, 2007 we have defined nine geographic regions for our C&D portfolio, eight in Colorado and one region for loans outside Colorado.  Within Colorado, four of the defined geographic regions account for $213 million, or 83%, of the C&D portfolio, Denver metropolitan; area $108 million, or 42%, north-eastern Colorado, principally Fort Collins, $45 million, or 17%; I-70 corridor and mountain communities $34 million, or 13%; and northern Colorado, principally Steamboat Springs, $27 million, or 11%.  C&D loans outside Colorado represent $22 million, or 9%, of the portfolio.  Our speculative to pre-sale ratio is approximately 60% to 40% at December 31, 2007.

Wholesale residential loans declined $164 million during 2007 and declined $279 million during 2006.  The residential loan portfolio represents loans that primarily were purchased in the secondary market prior to September 2005, at which time we stopped purchasing such assets.  SBA purchased guaranteed portions represents the guaranteed portions of SBA 7(a) loans we acquired prior to March 2006.  SBA purchased loans declined $40 million during 2007 and $38 million during 2006.  We expect the balance of these portfolios to decline prospectively, which is consistent with our plan to reduce the amount of wholesale loans on our balance sheet.

The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2007, excluding the allowance for credit losses.  Actual maturities may differ from the maturities shown below as a result of renewals and prepayments or the timing of loan sales.

	As of December 31, 2007
	Less than One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$49,418	$80,460	$85,135	$215,013
Construction and development	179,273	75,235	1,214	255,722
Commercial	41,438	30,191	12,061	83,690
Multifamily	-	10,466	38,147	48,613
SBA originated	4,453	5,084	89,845	99,382
Other	1,592	1,232	1,001	3,825
Wholesale loans:
Residential	771	8,260	433,859	442,890
Purchased SBA, guaranteed portions	41	1,435	114,608	116,084
Total loans	$276,986	$212,363	$775,870	$1,265,219

Loans, excluding the allowance for credit losses, which are contractually due in one or more years, are split between fixed and adjustable rates as follows:

	As of December 31, 2007
	Less than One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)
Fixed	$27,024	$90,763	$123,604	$241,391
Adjustable	249,962	121,600	652,266	1,023,828
Total loans	$276,986	$212,363	$775,870	$1,265,219

Asset Quality.   The following table sets forth our nonperforming assets as of the dates indicated:

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Residential	$7,873	$5,859	$8,903	$12,157	$19,599
SBA purchased guaranteed portions	893	578	–	–	–
School financing	–	–	247	5,566	2,980
Total nonperforming wholesale loans	8,766	6,437	9,150	17,723	22,579

Commercial real estate	1,152	140	3,045	8,256	2,476
Construction and development	–	645	120	158	–
Commercial	–	159	373	1,076	146
SBA originated guaranteed portions	557	1,017	4,206	4,092	6,249
Consumer	–	–	–	40	–
Total nonperforming community bank loans	1,709	1,961	7,744	13,622	8,871
Total nonperforming loans	10,475	8,398	16,894	31,345	31,450
Foreclosed real estate	3,109	5,403	4,526	2,955	8,538
Total nonperforming assets	$13,584	$13,801	$21,420	$34,300	$39,988
Total nonperforming loans to total loans	0.83%	0.72%	1.24%	2.27%	2.32%
Total nonperforming assets to total assets	0.65%	0.64%	1.03%	1.82%	2.32%
Total allowance for credit losses to total nonperforming loans	99.65%	104.33%	59.17%	35.64%	31.13%
Interest on nonperforming loans not included in interest income	$483	$700	$875	$652	$1,084

As part of our asset quality function, we monitor nonperforming assets on a regular basis.  Loans are placed on nonaccrual when full payment of principal or interest is in doubt or when they are past due 90 days as to either principal or interest.  During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of loan agreements.  These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for credit losses and (if appropriate) partial or full charge-off.  Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest.  After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  If interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income.  Loans will not be placed back on accrual status unless back interest and principal payments are made.  For certain government-sponsored loans such as FHA insured and VA guaranteed loans, we continue to accrue interest when the loan is past due 90 or more days, if and to the extent that the interest on these loans is insured by the federal government.  The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $5.4 million, $9.1 million and $11.0 million at December 31, 2007, 2006, and 2005, respectively.  These accruing loans are not included in the balances of nonperforming loans above.

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

Wholesale nonperforming loans increased by $2.3 million, or 36%, to $8.8 million at December 31, 2007 from $6.4 million at December 31, 2006.  This population includes $893,000 and $578,000, at December 31, 2007 and 2006, respectively, of purchased SBA loans that are guaranteed by the SBA.  In the residential portfolio the $7.9 million of nonperforming loans at December 31, 2007 represents 1.78% of the residential portfolio, as compared to $5.9 million of nonperforming loans at December 31, 2006, which represented .97% of the residential portfolio.  This increase was the result of the factors that have negatively impacted housing nationally and as a percentage basis due to the decreased size of the portfolio.  We believe this 1.78% delinquency rate is reasonable in comparison to national averages.  The Mortgage Bankers Association reported that for the third quarter of 2007 seasonally adjusted delinquencies for prime mortgages was 2.73%.  Our residential portfolio is a national portfolio with all 50 states represented.  California is the highest concentration comprising $152 million, or 37%, other states above five percent of the residential portfolio include Illinois 8%, Georgia 7% and Florida 5%.  Of the $155 million loans located in California, 44% were sold to the Company with recourse back to the seller.  If any such loan were to become nonperforming, we believe that the seller has the financial capacity to perform on its recourse obligation and that it would do so.  The average loan size of the residential loan portfolio is $150,000 and consists of loans that on average were six years seasoned, were rigorously underwritten at the time of acquisition, and bore average FICO scores over 700 with reasonable loan-to-value and debt to income ratios.  We believe the risk of loss associated with this portfolio is lower than losses associated with other types of lending, which is borne by our historical loss experience from the residential portfolio.

At December 31, 2007, we owned approximately $333,000 of residential loans that met the regulatory definition of subprime at the date of purchase or origination.  In prior years, the Company, through our mortgage banking subsidiary, Matrix Financial Services, originated subprime mortgages and occasionally United Western Bank purchased subprime mortgages.  These activities ceased several years ago, and the Company’s current holdings represent the remainder of such activities.  The Company is not now active in the subprime market and has no intention of becoming involved in the future.

We are encouraged by recent increases in mortgage refinance activity, and the potential for repayments to accelerate from the portfolio, however, we believe it is possible that nonperforming residential loans may grow as a percentage of the residential portfolio due to the runoff of the remaining portfolio.  We intend to focus on the reduction of nonperforming residential loans further in 2008; however, no assurances can be made that additions to nonperforming loans will not occur.

Nonperforming community bank loans declined $252,000, or 13%, to $1.7 million at December 31, 2007 as compared to $2.0 million at December 31, 2006.  There are no C&D loans included in nonperforming loans at December 31, 2007.  Included in real estate owned is $601,000 related to former C&D loans.  This real estate owned was related to legacy loans inherited at the time of our transition and is in the process of being sold by our credit administration team.  Net of SBA guarantees, nonperforming community bank loans were $1.2 million, or 16 basis points, of the community bank portfolio at December 31, 2007, compared to $944,000, or 24 basis points, of the community bank portfolio at December 31, 2006.  We are very pleased with the performance to date of this portfolio and with the performance of our credit administration team to reduce the risks from legacy commercial loan assets that existed at the time of our transition.  We monitor the results reported by our regional peer institutions.  Based on their reported results, general economic factors, and our own analyses, we believe that deterioration of general economic factors in the Colorado marketplace would probably negatively impact our portfolio, and potentially our nonperforming assets.  In such a case additional allowance would be required, which would in turn negatively impact our results of operations.

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

We maintain our allowance for credit losses at a level that management believes is adequate to absorb probable losses inherent in the existing loan portfolio based on an evaluation of the collectibility of loans, underlying collateral, geographic and other concentrations, and prior loss experience. We use a risk rating system to evaluate the adequacy of the allowance for credit losses. With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and ten, by the originating loan officer, credit administration, loan review or loan committee, with one being the best case and ten being a loss or the worst case. Estimated loan default factors are multiplied against loan balances and then multiplied by an historical loss given default rate by loan type to determine an appropriate level for the allowance for credit losses.  A specific reserve may be needed on a loan by loan basis.  Loans with risk ratings between six and nine are monitored more closely by the loan officer, credit administration, the asset quality committee, and may result in specific reserves.  The allowance for credit losses also includes an element for estimated probable but undetected losses and for imprecision in the loan loss models discussed above.

The following table sets forth information regarding changes in our allowance for credit losses for the periods indicated.  The table includes the allowance for both loans wholesale and community bank loans.

	As of and for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Allowance for credit losses, beginning of year	$8,762	$9,997	$11,172	$9,789	$9,343
Charge-offs:
Residential	(673)	(527)	(1,373)	(1,099)	(1,362)
School financing	–	–	(176)	(328)	(1,094)
Commercial real estate	(26)	(128)	(292)	(470)	(636)
Construction and development	(222)	(500)	(244)	–	(74)
Commercial	(66)	(115)	(223)	(72)	(225)
Multifamily	–	(923)	(680)	–	–
Consumer	(34)	(3)	(64)	(80)	(139)
Total charge-offs	(1,021)	(2,196)	(3,052)	(2,049)	(3,530)
Recoveries:
Residential	7	38	112	109	101
Commercial real estate	21	76
Construction and development	175	50	–	–	–
Commercial	43	18	92	40	110
Multifamily	–	217
Consumer	–	12	8	14	124
Total recoveries	246	411	212	163	335
Net charge-offs	(775)	(1,785)	(2,840)	(1,886)	(3,195)
School financing – allowance sold	–	(1,791)	–	–	–
Provision for credit losses charged to operations	2,451	2,341	1,665	3,269	3,641
Balance at end of year	$10,438	$8,762	$9,997	$11,172	$9,789
Ratio of net charge-offs to average loans	0.06%	0.29%	0.20%	0.14%	0.23%
Average loans outstanding during the year	$1,199,698	$1,219,892	$1,411,974	$1,373,246	$1,376,723

Net charge-offs were $775,000, a decline of $1.0 million from the $1.8 million of net charge-offs incurred in the year ended December 31, 2006.  Of the $775,000 in net charge-offs for 2007, 86%, or $666,000, was related to residential loans.

Net charge-offs of $1.8 million for 2006 consisted principally of one multifamily loan that caused the $706,000 of net charge offs for such loans, $450,000 of construction and development loans related to a group of loans in which the builder was convicted of fraud and $489,000 of residential loans.  Net charge-offs for 2005, 2004 and 2003 were related to the institutional and wholesale operations that occurred for those periods including losses related to the loan production at Matrix Financial Services.

For the year ended December 31, 2006, included above is $1.8 million of allowance for credit losses is included in the chart above that was transferred to the purchaser with the sale of the loans owned by the Company’s former subsidiary ABS School Services, LLC.  See Note 24. “Discontinued Operations – Sale of ABS School Services, LLC” to the financial statements.

The provision for credit losses was $2.5 million for 2007 compared to $2.3 million for 2006 and $1.7 million for 2005.  The provision is based on the results of our quarterly analyses of the loan portfolios and change in the mix of the loan portfolios.  Generally the increase in 2007 compared to 2006 was due to asset quality issues relating to the wholesale residential loan portfolio and the $305 million growth of the community bank portfolio. The provision made in 2006 was due to community bank loan growth and our revaluation of loss factors related to loan loss reserve levels associated with our loan portfolio.  During the first quarter 2006, our credit risk management team revised the estimated loss factors that are applied to certain loans to reflect our experience with inherent losses in these types of loans.  The provision for 2005, 2004 and 2003 related to the wholesale legacy assets and asset quality issues balancing those periods.

The following table shows information regarding the components of our allowance for credit losses as of the dates indicated:

	As of December 31,
	2007		2006		2005		2004		2003
	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans
	(Dollars in thousands)
Residential	$1,869	35.01%	$2,469	52.10%	$3,377	64.97%	$4,350	72.38%	$3,818	66.71%
SBA guaranteed purchased premium	56	9.18	77	13.42	99	14.22	153	9.23	55	11.86
School financing	–	–	–	–	1,791	1.76	1,792	2.20	1,766	3.45
Subtotal wholesale allowance	1,925		2,546		5,267		6,295		5,639

Commercial real estate	3,234	24.05	3,210	19.29	2,898	9.61	3,126	6.85	1,744	6.33
Construction and development	2,688	20.21	1,110	7.48	398	2.58	418	2.48	499	2.26
Commercial	1,030	6.97	429	2.14	245	0.90	393	1.44	997	3.41
Multifamily	822	3.84	864	4.71	728	5.14	568	4.41	463	4.31
Consumer	39	0.30	53	0.24	11	0.02	15	0.04	26	0.22
Unallocated	700	–	550	–	450	–	357	–	421	–
Subtotal community bank allowance	8,513		6,216		4,730		4,877		4,150
Total	$10,438	100.00%	$8,762	100.00%	$9,997	100.00%	$11,172	100.00%	$9,789	100.00%

The ratio of the allowance for credit losses to total loans was 0.82% at December 31, 2007, 0.75% at December 31, 2006, 0.73% at December 31, 2005, 0.81% at December 31, 2004 and 0.73% at December 31, 2003.  The balance of the allowance for credit losses allocated to residential mortgage loans has decreased in absolute terms primarily due to a decrease in the principal balance of these loans.  The allowance for credit losses for residential loans was 0.42%, 0.41% and 0.38% at December 31, 2007, 2006 and 2005, respectively.  The reserve in prior years was impacted by the production activities at Matrix Financial Services.

The ratio of the allowance for credit losses for community bank loans to total community bank loans was 1.21%, 1.55%, and 1.82% at December 31, 2007, 2006 and 2005, respectively.  The decline in the ratio of the allowance is related primarily to the improvements in asset quality between the respective periods.

The unallocated portion of the allowance for credit losses increased by $150,000 to $700,000 at December 31, 2007, compared to $550,000 at December 31, 2006.  The increase in the unallocated portion of the allowance compared to the prior years is associated with the increased concentration of C&D loans in the portfolio, certain factors relating to legacy multifamily and commercial real estate loans and other qualitative factors associated with our loan portfolios and our views of national economic conditions and to a lesser extent Colorado economic conditions.

As of December 31, 2007, we believe that the allowance, when taken as a whole, is adequate to absorb losses inherent in the loan portfolio.  However, no assurances can be made that further provisions and reserves will not be necessary.

Mortgage Servicing Rights. The following table sets forth certain information regarding the composition of our mortgage servicing portfolio, excluding loans subserviced for others, as of the dates indicated:

	As of December 31,
	2007	2006	2005
	(Dollars in thousands)
FHA insured/VA guaranteed residential	$408,191	$509,789	$645,903
Conventional loans	628,139	773,715	1,019,964
Other loans	24,788	29,560	52,131
Total mortgage servicing portfolio	$1,061,118	$1,313,064	$1,717,998

Fixed rate loans	$815,122	$1,005,716	$1,287,506
Adjustable rate loans	245,996	307,348	430,492
Total mortgage servicing portfolio	$1,061,118	$1,313,064	$1,717,998

The balances of our mortgage servicing portfolio declined $252 million, or, 19.2%, to $1.1 billion at December 31, 2007, compared to $1.3 billion at December 31, 2006, and $1.7 billion at December 31, 2005.  The decrease is due to prepayments of the underlying loans.  In 2003, we sold the production platform at Matrix Financial Services and at that time significantly reduced additions to the mortgage servicing portfolio.  We anticipate continuing declines of these balances prospectively.

The following table shows the delinquency statistics for the mortgage loans serviced through Matrix Financial Services, excluding loans subserviced for others, as of the dates presented.  Delinquencies and foreclosures for the mortgage loans serviced by us generally exceed the national average due to high rates of delinquencies and foreclosures on certain bulk loan and bulk servicing portfolios.  The higher levels of delinquencies result in a higher cost of servicing; however, a portion of the higher cost is offset by the collection of late fees.

	As of December 31,
	2007		2006		2005
	Number of Loans	Percentage of Servicing Portfolio	Number of Loans	Percentage of Servicing Portfolio	Number of Loans	Percentage of Servicing Portfolio
Loans delinquent for:
30-59 days	970	5.14%	1,270	5.41%	1,615	5.48%
60-89 days	276	1.46	308	1.31	465	1.58
90 days and over	741	3.93	1,256	5.35	1,088	3.69
Total delinquencies	1,987	10.53%	2,834	12.07%	3,168	10.75%
Foreclosures	481	1.48%	481	2.05%	444	1.51%

The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced through Matrix Financial Services, including both fixed and adjustable rate loans, excluding loans subserviced for others, at various interest rates:

	As of December 31,
	2007			2006			2005
Rate	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance	Number of Loans	Aggregate Principal Balance	Percentage of Aggregate Principal Balance
	(Dollars in thousands)
Less than 7.00%	6,024	$514,393	48.48%	7,135	$610,594	46.50%	11,605	$973,689	56.68%
7.00% – 7.99%	5,255	316,658	29.84	6,235	391,229	29.80	5,533	365,046	21.24
8.00% – 8.99%	2,541	107,873	10.17	3,726	150,343	11.45	4,335	164,194	9.56
9.00% – 9.99%	1,873	44,915	4.23	2,561	60,241	4.59	3,363	82,616	4.81
10.00% and over	3,183	77,279	7.28	3,809	100,657	7.66	4,641	132,453	7.71
Total	18,876	$1,061,118	100.00%	23,466	$1,313,064	100.00%	29,477	$1,717,998	100.00%

Loan administration fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens.  The following table sets forth certain information regarding the remaining contractual maturity of the mortgage loans serviced through Matrix Financial Services, excluding loans subserviced for others, as of the dates shown.

	As of December 31,
	2007				2006				2005
Maturity	Number of Loans	Percentage of Number of Loans	Unpaid Principal Amount	Percentage Unpaid Principal Amount	Number of Loans	Percentage of Number of Loans	Unpaid Principal Amount	Percentage Unpaid Principal Amount	Number of Loans	Percentage of Number of Loans	Unpaid Principal Amount	Percentage Unpaid Principal Amount
	(Dollars in thousands)
1— 5 years	3,666	19.41%	$28,943	2.73%	5,222	22.25%	$49,625	3.78%	7,200	24.43%	$88,183	5.13%
6—10 years	3,342	17.71	120,663	11.37	3,005	12.81	95,884	7.30	2,840	9.63	86,265	5.02
11—15 years	2,321	12.30	114,538	10.79	3,314	14.12	169,894	12.94	4,547	15.43	231,723	13.49
16—20 years	2,127	11.27	135,904	12.81	2,591	11.04	167,741	12.77	3,101	10.52	197,970	11.52
21—25 years	6,252	33.12	504,702	47.56	4,962	21.15	365,830	27.86	3,905	13.25	268,121	15.61
More than 25 years	1,168	6.19	156,368	14.74	4,372	18.63	464,090	35.35	7,884	26.74	845,736	49.23
Total	18,876	100.00%	$1,061,118	100.00%	23,466	100.00%	$1,313,064	100.00%	29,477	100.00%	$1,717,998	100.00%

The Company’s servicing activity is diversified throughout 50 states with concentrations at December 31, 2007, in Missouri, Texas, New Mexico, Illinois and California of approximately 15%, 14%, 12%, 11%, and 8%, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced at December 31, 2007.

A significant risk of owning mortgage servicing rights is that the underlying loans prepay at a rate faster than predicted at acquisition.  During periods of declining interest rates, prepayments of mortgage loans usually increase as homeowners seek to refinance at lower interest rates, resulting in a decrease in the value of the servicing portfolio. Mortgage loans with higher interest rates and/or higher principal balances are more likely to result in prepayments because the cost savings to the borrower from refinancing can be significant.  Due to the prevalent low interest rate environment that existed, primarily 2005, the actual prepayment activity experienced was greater than initially modeled when the servicing was either acquired or capitalized.

The following table shows the annualized prepayment rate for each quarter and the annual average prepayment rate experience on the mortgage loans serviced by Matrix Financial Services, excluding loans subserviced by and for others:

	For the Years Ended December 31,
	2007	2006	2005
Quarter ended:
December 31	16.5%	20.5%	23.9%
September 30	19.3	21.0	26.9
June 30	20.8	24.3	24.1
March 31	20.7	21.1	19.8
Annual average	19.3%	21.7%	23.7%

Valuation of Servicing Rights.  Our servicing portfolio is valued at least quarterly in accordance with the guidelines set forth in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Under SFAS 140, we are required to record our investment in mortgage servicing rights at the lower of cost or fair value.  The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans.  We stratify our mortgage servicing rights by product type and investor to reflect the predominant risks.  To determine the fair value of this investment, we use a valuation model that calculates the present value of discounted future cash flows.  In 2007, we made no material changes to the significant assumptions inherent in the valuation of the servicing portfolio.  These significant assumptions are more fully described in Note 2 to the consolidated financial statements included elsewhere in this report.

During the year ended December 31, 2007, based on our servicing valuation model, we recorded a permanent impairment of $1.1 million.  At December 31, 2006, we had established a $2.0 million valuation allowance for the impairment of mortgage servicing rights.  During 2007, we determined it was remote that the previously recorded impairment would be recovered and thus reduced the balance of the mortgage servicing rights asset and valuation allowance by $1.1 million.  In the year ended December 31, 2006 we recorded a net recovery of $276,000 compared to a net recovery $1.2 million for the year ended December 31, 2005.  Impairment recoveries were highly correlated to the changes in interest rates and resultant mortgage loan prepayment speeds that occurred during those periods.  Prepayment speeds are highly impacted by changes in interest rates, as when interest rates decline there is a greater incentive for the homeowners to refinance their mortgages.  Our impairment reserve as of December 31, 2007 was $860,000.  Further decreases in interest rates, or other factors that result in an increase in anticipated future prepayment speeds, may cause additional impairment charges in future periods.  It is possible to hedge the risk associated with declines in the value of mortgage servicing rights with derivatives; however, based on the underlying characteristics of our portfolio, and our decision not to increase our investment in mortgage servicing, we do not currently anticipate that we will enter into any future hedge specific to our investment for the foreseeable future.

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

Deposits.  United Western Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank’s core deposits consist of retail and institutional checking accounts, NOW accounts, money market accounts, and retail savings accounts and certificates of deposit.  These deposits, along with brokered deposits, and short-term and long-term borrowings, are used to support our asset base.  Retail deposits are obtained predominantly from the geographic trade areas surrounding our regional office locations.  Institutional deposits are obtained nationally.  The Bank relies primarily on customer service and relationships with customers to attract and retain deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.

United Western Bank will focus on generating traditional deposits from its expansion of community banking services through the opening of branch locations along the Colorado Front Range and selected mountain communities. Over time these deposits are anticipated to fund a significant portion of our liquidity needs for our community banking strategy.

 The following table sets forth the balances for each major category of the Company’s deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

	December 31, 2007		December 31, 2006		December 31, 2005
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest bearing deposits	$226,259	0.00%	$190,569	0.00%	$182,548	0.00%
Savings accounts	148	1.26%	115	1.42%	405	1.27%
Money market and NOW accounts	1,129,091	2.15%	1,119,623	1.93%	894,416	1.34%
Certificate accounts	29,983	4.27%	35,374	4.24%	46,675	3.41%
Total deposits	$1,385,481	1.84%	$1,345,681	1.72%	$1,124,044	1.21%

Total deposits increased $40 million between December 31, 2007 and 2006.  This increase was caused by growth of deposits principally from our four open banking offices; however, all regional banking teams contributed to the increase in deposits.  Growth of $222 million of deposits occurred between 2006 and 2005 which was principally related to increases in institutional deposits as shown below.

The following table sets forth the balances for categories of deposits and custodial escrow balances of the Company by source for the periods indicated:

	December 31, 2007	December 31, 2006	December 31, 2005
	(Dollars in thousands)
Community bank deposits	$89,338	$48,157	$11,414
Brokered certificates of deposit	13,025	25,708	42,504
Sterling Trust Company	404,615	372,716	288,622
Matrix Financial Services Corp.	18,256	24,096	36,993
Matrix Financial Services Solutions, Inc.	236,436	195,249	173,222
Legent Clearing, LLC	163,527	118,844	-
Deposit concentrations	478,575	573,850	543,885
Other wholesale deposits	15,881	27,078	76,789
Deposits and custodial escrow balances	$1,419,653	$1,385,698	$1,173,429

Community bank deposits represent deposits attracted by our regional banking teams. The growth in the past two years is consistent with expectations and a part of our community banking strategy.  We are reducing reliance on brokered CDs due to the overall cost of this product and the availability of other wholesale sources of liabilities at competing interest rates.  Sterling and Matrix Financial Services Corporation are our wholly owned subsidiaries.  The growth of deposits from Sterling is related to the overall growth Sterling is experiencing, the decline at Matrix Financial Services Corp is related to the declining mortgage servicing business and our decision to reduce that activity.  Included in the balances from Sterling is an account for one life settlement agent for special asset acquisitions and administration with a balance of $103,830,000 and $54,356,000 at December 31, 2007 and December 31, 2006, respectively.  Management has elected to restructure this relationship and terminate certain elements of business with respect to this large life settlement agent account.  The restructured relationship will now allow the Company to pursue business in the same industry on a non-exclusive basis.   If Sterling cannot replace this business with deposits from other clients the aggregate deposits directed to the Bank by Sterling could decline materially in 2008.  Matrix Financial Services Solutions, Inc. (“MFSI”) are deposits that represent customer assets under administration by MFSI.  The Company owns an approximate 7% interest in MFSI. Growth in these deposits over the three years is associated with the overall growth in business experienced by MFSI.  Legent Clearing, LLC are deposits that represent institutional deposits received through Legent Clearing, LLC.  United Western Bank acquired these deposits in the second quarter of 2006. Deposit concentrations are deposits that represent deposit funds from three, six and four institutional relationships maintained by United Western Bank as of December 31, 2007, 2006, and 2005, respectively.  Included in deposit concentrations is one institutional relationship with balances of $455.8 million, $461.6 million and $436.7 million at December 31, 2007, 2006, and 2005, respectively.  During the third quarter of 2007, we repriced certain of the Company’s institutional deposits, principally those included in the deposit concentrations and other wholesale deposits line in the above table.  While the repricing resulted in a withdrawal of some of these deposits, the Company was able to reduce the overall cost of interest bearing liabilities.  See Item 1A.  “Risk Factors – Risk Related to Our Business” in this report and Note 8 – “Deposits” to the financial statements.

We have historically relied upon the use of brokered deposits as an alternative funding source, which allows us flexibility in managing our overall interest expense; however, prospectively we intend to rely on this source to a lesser extent.

The following table sets forth the amount of United Western Bank’s certificates of deposit that are greater than $100,000 by time remaining until maturity as of December 31, 2007:

	Amount	Weighted Average Rate Paid
	(Dollars in thousands)
Three months or less	$2,802	4.41%
Over three months through six months	2,816	4.72
Over six months through twelve months	5,492	5.44
Over twelve months	896	4.81
Total	$12,006	4.98%

Borrowings. We have access to a variety of funding sources and use various instruments both short-term and long-term to support our asset base.  Borrowings include securities sold under agreements to repurchase, FHLBank borrowings and lines with a third party financial institution.  At December 31, 2007, short term borrowings consisted of $199.3 million of borrowings with a maturity of one week or less from FHLBank of Topeka and $11 million borrowed from a third party financial institution.  At December 31, 2006, short term borrowings consisted of $362.5 million of advances with a maturity of less than one week.  Short-term borrowings declined in 2007 due to the decline in the size of our balance sheet and utilization of other forms of funding.

The following table sets forth a summary of our borrowings during 2007, 2006 and 2005 and as of the end of each such period:

	Amount Outstanding at Year-End	Average Amount Outstanding During the Year(1)	Maximum Outstanding at any Month-End	Weighted Average Interest Rate During the Year	Weighted Average Interest Rate at Year-End
	(Dollars in thousands)
At or for the year ended December 31, 2007:
FHLBank borrowings(2)	$406,129	$351,231	$454,423	4.80%	4.46%
Repurchase Agreements	76,428	72,354	77,460	4.83	4.63
Revolving lines of credit	5,000	2,205	5,000	6.38	6.27
Advancing line	6,000	2,647	6,000	6.38	6.27
Subordinated debt	10,000	10,000	10,000	8.05	7.73
Total at December 31, 2007	$503,557
At or for the year ended December 31, 2006:
FHLBank borrowings(3)	$519,431	$630,229	$736,020	4.74%	5.03%
Repurchase Agreements	50,000	9,315	50,000	4.95	4.94
School financing	–	5,302	16,305	6.06	–
Subordinated debt	10,000	10,000	10,000	7.95	8.11
Total at December 31, 2006	$579,431
At or for the year ended December 31, 2005:
FHLBank borrowings(4)	$615,028	$574,982	$650,066	3.53%	4.12%
Revolving lines of credit	–	33	–	6.86	–
School financing	16,364	14,844	17,032	6.06	6.27
Subordinated debt	10,000	10,000	10,000	6.32	7.29
Total at December 31, 2005	$641,392

(1)	Calculations are based on daily averages where available and monthly averages otherwise.
(2)
A total of $206.0 million of the FHLBank borrowings outstanding at December 31, 2007 were borrowed under short option advance agreements with the FHLBank.  The interest rates on the short option advance borrowings ranged from 3.27% to 5.63% at December 31, 2007 and their possible call dates varied from January 2008 to September 2009.  A total of $20.0 million of the FHLBank borrowings outstanding at December 31, 2007 were borrowed under fixed rate advance agreements.  The interest rates on the advances ranged from 3.92% to 4.30% at December 31, 2007 and their maturity dates were May 2008 and November 2009.  Additionally, $829,000 of the FHLBank borrowings outstanding at December 31, 2007 are fixed-term/rate advances, which were to offset specific loans originated by United Western Bank.  The principal amount of these fixed-term/rate advances adjusts monthly based on an amortization schedule.  The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2014.

(3)
A total of $146.0 million of the FHLBank borrowings outstanding at December 31, 2006 were borrowed under short option advance agreements with the FHLBank.  The interest rates on the short option advance borrowings ranged from 3.27% to 5.63% at December 31, 2006 and their possible call dates varied from January 2007 to September 2009.  A total of $10.0 million of the FHLBank borrowings outstanding at December 31, 2006 were borrowed under fixed rate advance agreements.  The interest rate on the fixed rate advance was 3.92% at December 31, 2006, and the maturity date is May 2008.  Additionally, $931,000 of the FHLBank borrowings outstanding at December 31, 2006 are fixed-term/rate advances, which were borrowed from the FHLBank to offset specific loans originated by United Western Bank.  The principal amount of these fixed-term/rate advances adjusts monthly based on an amortization schedule.  The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2014.

(4)
A total of $286.0 million of the FHLBank borrowings outstanding at December 31, 2005 were borrowed under short option advance agreements with the FHLBank.  The interest rates on the short option advance borrowings ranged from 3.62% to 5.63% at December 31, 2005 and their possible call dates varied from January 2006 to August 2007.  A total of $20.0 million of the FHLBank borrowings outstanding at December 31, 2005 were borrowed under fixed rate advance agreements.  The interest rates on the advances ranged from 3.28% to 3.92% at December 31, 2005, and their maturity dates ranged from November 2006 to May 2008.  Additionally, $1.0 million of the FHLBank borrowings outstanding at December 31, 2005 are fixed-term/rate advances, which were borrowed from the FHLBank to offset specific loans originated by United Western Bank.  The principal amount of these fixed-term/rate advances adjusts monthly based on an amortization schedule.  The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2014.

Borrowings were $503.6 million at December 31, 2007 compared to $579.4 million at December 31, 2006. The decrease in borrowings was primarily due the $60 million decline in assets during the year.  During 2007, United Western Bank entered into a $25 million repurchase agreement based on competitive terms in comparison to FHLBank borrowings.  The Company borrowed $11 million of the $25 million available on its revolving and advancing lines to fund a portion of the $26 million repayments of trust preferred securities.  This contributed significantly to the decline in interest expense during the year.  Borrowings were $579.4 million at December 31, 2006 compared to $641.4 million at December 31, 2005.  The decline in borrowings between 2005 and 2006 was principally due to growth of institutional deposits.

Junior Subordinated Debentures. Junior subordinated debentures owed to unconsolidated subsidiary trusts include debentures we sold to Matrix Bancorp Capital Trusts II, VI and VIII in connection with the issuance of their preferred securities in 2001, 2004 and 2005, respectively. As of December 31, 2007 and December 31, 2006, our junior subordinated debentures owed to unconsolidated subsidiary trusts were $30.4 million and $56.2 million, respectively. See “Liquidity – Company Liquidity” below and Note 11 to the consolidated financial statements for further analysis.

Capital

Capital. See Item 1. “Business–Regulation and Supervision—United Western Bank’s Capital Ratios” for a discussion about the capital ratios and required capital ratios of United Western Bank.  United Western Bank and Sterling are restricted in certain instances from paying dividends to United Western Bancorp due to certain regulatory requirements.  See Item 1. “Business—Regulation and Supervision.”

At December 31, 2007, shareholders equity was $113.4 million compared to $107.8 million at December 31, 2006.  The increase was the result of the $10.1 million of net income, $886,000 of stock based compensation, and $411,000 from sales of common stock under our benefit plans.  These additions were partially offset by dividends of $1.7 million, stock repurchases of $1.3 million and other comprehensive loss of $2.8 million.  Other comprehensive loss relates to the change in value after-tax of securities available for sale.  The Company paid quarterly dividends of $.06 per common share during each quarter of 2007, which was the first year the Company had paid dividends in its history.  The dividend payout ratio was 17.2%.

The Company’s stock repurchase plan, as authorized by the Company’s board of directors, is discussed in Note 14 to the financial statements.

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

Liquidity

Liquidity measures the ability to meet current and future cash flow needs as they become due.  The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities.  The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds.  The Company seeks to ensure its funding needs are met by maintaining a level of liquid funds through asset/liability management.

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

United Western Bank has an internal policy that requires certain liquidity ratios to be met.  Our current policy requires that we maintain a set amount of liquidity on the balance sheet at all times and that we have off balance sheet liquidity readily available to the Bank to meet the day-to-day liquidity requirements of the Bank and its customers.  The Bank is a member of the FHLBank of Topeka and has the ability to borrow up to 40% of the assets of the Bank.  At December 31, 2007, the Bank had unused borrowing capacity at FHLBank borrowings of approximately $309 million.

At December 31, 2007, the Bank had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $344 million.  We anticipate that the Bank will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit that are scheduled to mature within one year totaled $27 million at December 31, 2007 including brokered deposits.  Although no assurance can be given, we expect that the Bank will retain a substantial majority of retail certificates of deposit and that we will allow the brokered deposits to mature without renewal.

Company Liquidity. Our main sources of liquidity at the holding company level are existing cash and notes receivable dividends and tax payments from our subsidiaries and two lines of credit maintained with a large regional correspondent bank in the total amount of $25.0 million.  As of December 31, 2007, we had $14.0 million undrawn and available under our line of credit.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business.  A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity.  Historically, United Western Bank has made the majority of the dividend payments received by the Company.  In 2004 due to the gains generated on the sale of our majority interest in Matrix Asset Management Corporation and our interest in Matrix Settlement and Clearance Services LLC, these subsidiaries paid dividends.  In addition, the Company generated cash flow from the sale of non-core subsidiaries as part of the shareholder value strategies we executed in 2006.  As a result of the liquidity generated from these activities, United Western Bank did not pay a dividend to the Company in the three year period ended December 31, 2006.  For the year ended December 31, 2007, the Company received dividends from Matrix Bancorp Trading of $1.4 million, MTXC Realty of $1.2 million and United Western Bank of $7.4 million.  Prospectively, the Bank anticipates paying dividends to the Company of approximately 33% of the Bank’s 2008 net income and an additional dividend of approximately $4 million that was paid to the Company in January 2008.  If dividends and tax payments from subsidiaries are not sufficient to fund the cash requirements of the Company, the Company intends to utilize the line of credit and revolving credit, as needed, to meet its own and the other subsidiaries financial obligations.

As noted in Item 1. “Establishment of Community Banking Identity” in this report, in December 2005 the Company raised funds through the private placement of our common stock and utilized those funds to conduct an issuer tender offer for shares of our common stock, which tender offer was completed January 23, 2006.

The Company has sponsored three trusts with remaining balances outstanding at December 31, 2007-- Matrix Bancorp Capital Trusts II, VI and VIII (the “Trusts”).  The Company owns 100% of the common equity of each of the Trusts.  The Trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company.  The debentures held by each Trust are the sole assets of that Trust.  Distributions on the capital securities issued by each Trust are payable either quarterly or semiannually at a rate per annum equal to the interest rate being earned by the Trust on the debentures held by that Trust.  The capital securities of the Trusts are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the term of each of the guarantees.  See Note 11 to the financial statements.

In 2007, the Company fully redeemed the outstanding balance of the trust preferred securities issued by Matrix Bancorp Capital Trusts III and V.  The Company redeemed an aggregate amount of $25.8 million of the trust preferred and common securities plus accumulated and unpaid distributions through the redemption date, of July 25, 2007.

In 2006, the Company fully redeemed the outstanding balance of the trust preferred securities issued by Matrix Bancorp Capital Trust I.  The Company redeemed an aggregate amount of $5.2 million of the trust preferred and common securities, plus accumulated and unpaid distributions through the redemption date, of October 13, 2006.

Statement of Cash Flows

Operating Activities.  Cash flows from operating activities primarily include net income for the year, adjustments for items in net income that did not impact cash and activities related to trading securities and loans held for sale.  Net cash from operating activities decreased by $225 million to $94 million for the year ended December 31, 2007 compared to $318 million for 2006 and a use of cash of $12 million for 2005.  The decrease for 2007 in cash from operating activities was due to a decline in securities trading and lower repayments on loans held for sale.  The increase of $330 million between 2006 and 2005 was principally due to a significant decline in the purchase of loans held for sale.  We do not expect loans purchased for sale to reach the levels of 2006 and 2005 in the foreseeable future.

Investing Activities. Cash flows from investing activities reflect the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset purchases and dispositions and security purchases and sales.  Net cash from investing activities improved by $408 million in 2007 over 2006.  Net cash used in investing activities was $6 million for 2007 compared to $414 for 2006.  In 2006 we originated community bank loans and also acquired $483 million of investment securities which caused the $414 million use of cash.  In comparison, the use of cash for investing activities in 2007 was principally related to origination of loans.  We used $414 million of cash for investing activities in 2006 compared to $202 million in 2005.  This increase was principally due to implementation of our community banking business plan as more loans were originated as compared to loans held for sale that were purchased in 2005 and earlier years.

Financing Activities.  Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  Net cash from financing activities decreased by $143 million to a use of cash of $70 million compared to cash provided of $73 million for 2006.  The decline in cash from financing activities in the period was due to lower increases in institutional deposits and net declines in FHLBank borrowings due to the overall decline in the size of our balance sheet.  Net cash from financing activities decreased by $122 million to $73 million for the year ended December 31, 2006 from $195 million for the year ended December 31, 2005, primarily due to the proceeds from the private placement in 2005 which raised $87 million (net of certain direct costs), of which $80 million was subsequently used in 2006 to fund the tender offer.  Offsetting this use of cash was an increase in deposits.

Off-Balance Sheet Arrangements, Contractual Obligations, Commitments, and Contingent Liabilities.   The following table presents, as of December 31, 2007, the Company’s significant fixed and determinable contractual obligations by payment date.  The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, other similar carrying value adjustments or interest.  Further discussion of the nature of each obligation is included in the financial statements in the footnote identified in the “Note Reference” column of the table below.

	As of December 31, 2007
	Note Reference	1 Year or Less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Contractual Obligations	(Dollars in thousands)
Deposits (savings, NOW and money market)	8	$1,355,498	$–	$–	$–	$1,355,498
Certificate accounts	8	27,294	2,636	53	–	29,983
FHLBank borrowings	10	375,300	30,000	–	829	406,129
Borrowed money	9	6,428	50,000	31,000	10,000	97,428
Junior subordinated debentures owed to unconsolidated subsidiary trusts	11	–	–	–	30,442	30,442
Sale leaseback commitment	16	1,367	2,734	2,734	5,129	11,964
Other operating leases	16	897	1,643	656	756	3,952

The following table presents, for the periods shown, the Company’s schedule of significant commitments.  Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amount of these commitments do not necessarily reflect future cash requirements.

	December 31,
	2007	2006
Commitments	(Dollars in thousands)
Commitments to extend credit:
Loans secured by mortgages	$81,318	$74,450
Construction and development loans	206,434	122,526
Commercial loans and lines of credit	53,042	43,268
Consumer loans	490	246
Total commitments to extend credit	$341,284	$240,490
Standby letters of credit	$2,398	$791

Financial Instruments with Off-Balance-Sheet Risk.  In the normal course of business the Company enters into various transactions, which in accordance with generally accepted accounting principles in the United States, are not included in its consolidated balance sheets.  The Company enters into these transactions to meet the financing needs of its customers.  These transactions include commitments to extend credit and standby letters of credit, which involve, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.  The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.  The Company also holds certain assets that are not included in its consolidated balance sheets including the custodial assets held by Sterling on behalf of its customers.

Commitments to Extend Credit.  The Company enters into contractual commitments to extend credit, generally with fixed expiration dates or termination clauses, at specified rates and for specific purposes.  Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards, which are determined at the time the Company enters into the commitment.  The $100.8 million increase in commitments to extend credit is consistent with the growth experienced in our community banking activities.  The $83.9 million increase in construction and development commitments is not necessarily an indication of future growth of such lending, since these loans have shorter life spans and generally turnover more rapidly than other forms of lending.

Standby Letters of Credit.  Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.

Custodial Accounts.  The Company holds certain assets in custody capacity on behalf of customers of Sterling Trust Company.  The estimated fair value of Sterling’s trust assets was approximately $4.5 billion at December 31, 2007, including the $405 million on deposit at United Western Bank.

Commitments and Contingent Liabilities.  The Company may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events.  A discussion of the significant contractual arrangements under which the Company may be held contingently liable, including guarantee arrangements, is included in Note 16 of the consolidated financial statements.

The Bank has entered into an agreement that totals approximately $1.25 million to purchase land for a future community bank in the Colorado Front Range.  The purchase is conditional on municipal approval.

In connection with the sale of ABS School Services, LLC, the Company’s recourse obligation for certain loans, which was $5,400,000 at March 31, 2006, was transferred to the purchaser.  Pursuant to the sales agreement, the Company guaranteed, for a five year period, the repayment of the loans sold to the purchaser up to an aggregate amount of $1,650,000, which guarantee created a new recourse obligation for the Company.  Included in other general and administrative expenses for the year ended December 31, 2006 is a charge of $950,000 to reflect the estimated liability related to this recourse obligation.  This charge was included in other noninterest expense.  At December 31, 2007, and 2006, the liability for estimated recourse obligations was $935,000, and was included in other liabilities on the consolidated balance sheet.

The Company maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions.  Total loans repurchased during the years ended December 31, 2007, 2006 and 2005 were $1,037,000, $1,185,000, and $2,019,000, respectively.  Loans indemnified that remain outstanding at December 31, 2007 totaled $7,929,000, of which loans totaling $2,780,000 are guaranteed as to principal by FHA.  Losses charged against the liability for estimated losses on repurchase and indemnification were $97,000, $342,000, and $2,140,000 for 2007, 2006 and 2005, respectively.  At December 31, 2007 and 2006, the liability for estimated losses on repurchase and indemnification was $1,650,000, $2,093,000, respectively, and was included in other liabilities on the consolidated balance sheets.

Impact of Inflation and Changing Prices

The Company’s financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  GAAP presently requires the Company to measure financial position and operating results primarily in terms of historic dollars.  Changes in the relative value of money due to inflation or recession are generally not considered.  The primary effect of inflation on the operations fo the Company is reflected in increased operating costs.  In management’s opinion, our financial condition is affected much more by changes in interest rates than by changes in the inflation rate.  While interest rates are certainly influenced by inflation rates, interest rates do not necessarily change at the same rate or in the same proportion as the inflation rate.  Interest rates are highly sensitive to many factors beyond the control of the Company, including changes in the expected rate of inflation, influence of general and local economic conditions and the monetary and fiscal policies of the United Stated government, and various other governmental regulatory authorities, among other things.  See Item 1.  “Business – Regulation and Supervision” in this report.

Critical Accounting Policies

The Company and its subsidiaries have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of the Company’s consolidated financial statements.  The significant accounting policies of the Company are described in Note 2 of the financial statements and along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers to be critical accounting policies.  The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

Allowance for Credit Losses.  The Company currently views the determination of the allowance for credit losses as a critical accounting policy that requires significant judgments, assumptions and estimates used in preparation of its consolidated financial statements.  The allowance for credit losses is management’s estimate of probable credit losses that are inherent in the loan portfolios.  Management takes into consideration various factors, such as the fair value of the underlying collateral and the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, the collective experience of our credit risk management team and consideration of current economic trends and conditions.

The allowance for credit losses consists of four components: (1) pools of homogeneous single-family loans with similar risk characteristics; (2) pools of homogenous community bank loans with similar risk characteristics (i.e., multifamily, residential and commercial construction and development, commercial real estate and commercial); (3) individually significant loans that are measured for impairment; and (4) a component representing an estimate of inherent, but probable undetected losses, which also contemplates the imprecision in the various credit risk models utilized to calculate the other components of the allowance.

Pools of homogeneous single-family loans with similar risk characteristics are assessed for probable losses based on loss migration analysis where loss factors are updated regularly based on actual experience.  The loss migration analysis examines historical loss experience and the related internal gradings of loans charged off.  The analysis also considers inherent but undetected losses within the portfolio.

Pools of homogeneous community bank loans with similar risk characteristics (i.e., multifamily, residential and commercial construction and development, commercial real estate and commercial) are likewise assessed for probable losses based on loss migration analysis, where loss factors are updated regularly based on our own loss experience as well as the collective experience of our credit risk management team, loss rates at selected peer community banks and industry data.  The analysis for community bank loans also incorporates the related internal gradings of loans charged off and other factors including our asset quality trends and national and local economic conditions.

The portion of the allowance established for loans measured for impairment reflects expected losses resulting from analyses developed through specific allocations for individual loans.  We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan.  Estimated fair value is typically measured using the fair value of collateral, as such loans are usually collateral dependent, but may be measured using either the present value of expected future cash flows discounted using loan rate, or the market price of the loan.  All loans considered impaired are included in nonperforming loans.  We generally evaluate our residential loans collectively due to their homogeneous nature.  The last component of the allowance for credit losses is a portion which represents the estimated inherent but undetected probable losses, and the imprecision in the credit risk models utilized to calculate the allowance.  This component of the allowance is primarily associated with community bank loans and is reflective of the uncertainty related to the recent growth in the community bank loan portfolio, general economic conditions and ongoing uncertainty with respect to a small number of individually large loans.

Loan losses are charged against the allowance when the loan is considered uncollectible.

There are many factors affecting the allowance for credit losses; some are quantitative while others require qualitative judgment.  Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change.  To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect earnings or financial position in future periods.

Valuation of Mortgage Servicing Rights and Loans Held for Sale.  The Company also considers its lower-of-cost-or-market (“LOCOM”) valuations which apply to the valuation of mortgage servicing rights and loans held for sale to be a critical accounting policy that requires use of judgments, assumptions and estimates.  Our mortgage servicing portfolio does not trade in an active open market with readily observable market prices.  Although sales of mortgage servicing rights do occur, the exact terms and conditions may not be readily available.  Accordingly, mortgage servicing rights are valued in accordance with SFAS 140 using discounted cash flow modeling techniques that require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors.  The expected and actual rates of mortgage loan prepayments are the most significant factors driving the value of mortgage servicing rights.  Increases in mortgage loan prepayments reduce estimated future net servicing cash flows because the life of the underlying loan is reduced. In determining the fair value of the mortgage servicing rights, mortgage interest rates, which are used to determine prepayment rates and discount rates, are held constant over the estimated life of the portfolio.  Expected mortgage loan prepayment rates are derived from a third-party model and may be adjusted to reflect the specific characteristics of the Company's portfolio.  Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value.  Management compares its fair value estimates and assumptions to observable market data where available and to recent market activity and believes that the fair values and related assumptions are comparable to those used by other market participants.  The Company has recorded impairment reserves and recoveries of such reserves based on the market conditions and the valuation analysis.  Although management believes its process for determining the impairment reserve required adequately considers all of the potential factors that could potentially result in declines in value of the mortgage servicing rights, the process includes subjective elements and may be susceptible to significant change.  To the extent that actual outcomes differ from management estimates, additional provision for impairment could be required that could adversely affect earnings or financial position in future periods.

The Company classified $372 million of loan assets as held for sale at December 31, 2007.  The majority of these loans consist of single-family residential loans and multifamily loans of approximately $281 million and $40 million, respectively.  Loans held for sale are carried at the lower of cost or market in accordance with SFAS 65, “Accounting for Certain Mortgage Banking Activities.”  Many of the loans owned by the Company either do not trade in an active market or trade in inefficient markets.  As such, the market value of loans without available market prices is estimated by loan type using interest rates for reasonably comparable assets found in the secondary marketplace.  Other factors including delinquency, existence of government guarantees, and other economic factors are considered in estimating the fair value of loans held for sale.  Management has compared its fair value estimates and assumptions to observable market data where available and to recent market activity and based on that comparison believes the fair values and related assumptions are comparable to those used by other market participants.  A rising interest rate environment may possibly result in declines in the market value of the loans held for sale, which may adversely affect earnings or financial position in future periods.  The Company mitigates risk associated with declines in the estimated fair value of its loans held for sale by predominately holding loans with variable interest rates that tend to be less market sensitive to interest rate fluctuations than long-term fixed rate loans.

The material effect, if any, on the consolidated financial statements related to these critical accounting areas is also discussed below.

Recent Accounting Pronouncements

Note 21 to the financial statements discusses new accounting policies adopted by the Company during 2007 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts thereof are discussed in the applicable section(s) of this discussion and the notes to the consolidated financial statements.

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

Any forward-looking statements made by the Company speak only as of the date on which the statements are made.  New risks and uncertainties come up from time to time, and it is impossible for us to predict these events or how they may affect us.  We have no duty to, and do not intend to, update or revise the forward-looking statements after the date on which they are made.  In light of these risks and uncertainties, any forward-looking statement made in this document or elsewhere may not reflect actual results.  Our risk factors are discussed in greater detail in Item 1A. “Risk Factors” in this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market Risk.  Market risk refers to the risk of loss arising from adverse changes in interest rates and other relevant market rates and prices.  The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows, and future earnings.  Due to the nature of its operations, the Company is primarily exposed to interest rate risk and, to a lesser extent liquidity risk.

Interest Rate Risk.  Interest rate risk on the Company’s balance sheet consists of reprice, option, and basis risks. Reprice risk results from differences in the maturity, or repricing of asset and liability portfolios.  Option risk arises from embedded options present in many financial instruments such as loan prepayment options, deposit early withdrawal options, interest rate options, and options we embed in various instruments such as FHLBank borrowings and repurchase agreements.  These options allow customers or the holders opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Company.  Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an earning asset or liability.  Basis risk principally impacts the Company through certain wholesale liabilities that are tied to LIBOR, while the majority of the community bank loans are tied to prime.

Asset Liability Management.  United Western Bank has established an Asset Liability Committee (“ALCO”). Through ALCO, the Company seeks to avoid fluctuations in its net interest margin and to maximize its net interest income before provision for credit losses within acceptable levels of risk through periods of changing interest rates.  Accordingly, the Company’s interest rate sensitivity and liquidity are monitored on an ongoing basis by ALCO, which oversees the risk management and establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital.

The Company utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates.  The model quantifies the effect of various interest rate alternatives on projected net interest income and net income over the next 12 months.  The model measures the impact on net interest income relative to a base case alternative of hypothetical fluctuations in interest rates over the next 12 months.  These simulations incorporate assumptions regarding balance sheet growth, continued community bank conversion, changes in liability mix, and pricing.  The impact of interest rate derivatives, such as embedded options contained in certain liabilities is also included in the model.  Other interest rate-related risk such as prepayment, basis and option risk are also considered.

ALCO regularly monitors and manages the balance between interest rate-sensitive assets and liabilities.  The objective is to manage the impact of fluctuating market rates on net interest income within acceptable levels.  In order to meet this objective, management may lengthen or shorten the duration of assets or liabilities or enter into derivative contracts, either directly or embedded in other financial instruments, to mitigate potential market risk.

Based on simulation modeling, which assumes immediate changes in interest rates at December 31, 2007, we believe that our net interest income and net income would change over a one-year period due to changes in interest rates as follows:

Immediate Shifts	Change in Net Interest Income		Change in Net Income
Changes in Levels of Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
(in basis points)	(dollars in thousands)
200	$5,059	6.62%	$(1,692)	(8.96)%
100	3,333	4.36	38	0.20
0	–	–	–	–
(100)	(4,847)	(6.34)	(1,558)	(8.25)
(200)	(12,425)	(16.26)	(4,501)	(23.83)

In addition to the simulation assuming an immediate change in interest rates above, management models many other scenarios, including simulations with gradual changes in interest rates over a one-year period, to evaluate our interest rate sensitivity.  Based on simulation modeling that assumes gradual changes in interest rates, we believe that our net interest income would change over a one-year period due to changes in interest rates as follows:

Gradual Shifts	Change in Net Interest Income		Change in Net Income
Changes in Levels of Interest Rates	Dollar Change	Percentage Change	Dollar Change	Percentage Change
(in basis points)	(dollars in thousands)
200	$2,481	3.25%	$(1,120)	(5.93)%
100	1,349	1.77	(293)	(1.55)
0	–	–	–	–
(100)	(1,504)	(1.97)	(97)	(0.52)
(200)	(2,922)	(3.82)	86	(0.46)

During 2006, the Company utilized third party consulting services to assist with our asset liability management process and to conduct the model simulations.  These services were provided for United Western Bank and not for the Company as a whole.  Accordingly, comparable disclosures for 2006 are not available.

At December 31, 2007 management also performed a simulation of the impact of the Federal Reserve Board recent 125 basis point cut in short-term interest rates.  Based on that model, we believe that our net interest income would decline by $1,829,000, or 2.39%, as compared to the net interest income shown in the 0% change in table above.  We estimate that due to the offsetting impact of subaccounting fees our net income would increase by $923,000, or 4.88%.

The assumptions used in all of our interest rate sensitivity simulations discussed above are inherently uncertain.  As a result, the simulations cannot precisely measure net interest income or net income or precisely predict the impact of changes in interest rates on net interest income and net income.  Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and management strategies.

See Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition.”

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of United Western Bancorp, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting.

United Western Bancorp, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by McGladrey & Pullen, LLP, an independent registered public accounting firm, as stated in their attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  See “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.”

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders
United Western Bancorp, Inc.

We have audited United Western Bancorp Inc. and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  United Western Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, United Western Bancorp, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2007 consolidated financial statements of United Western Bancorp, Inc. and subsidiaries and our report dated March 6, 2008 expressed an unqualified opinion.

/s/ McGLADREY & PULLEN, LLP

Denver, Colorado
March 6, 2008

Item 9B.	Other Information

None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

Information required by these Items is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2008 Annual Meeting of Shareholders, which will be filed with the Commission on March 20, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (a) (2) Financial statements and financial statement schedules

See Index to Financial Statements on page F-1.

(c)  Exhibits

See Exhibit Index, beginning on page II-1.

(d)  Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of March, 2008.

UNITED WESTERN BANCORP, INC.

Dated:	March 6, 2008	/s/ Scot T. Wetzel
Scot T. Wetzel
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 6, 2008	/s/ William D. Snider
William D. Snider
Chief Financial Officer
(Principal Financial Officer)

Dated:	March 6, 2008	/s/ Benjamin C. Hirsh
Benjamin C. Hirsh
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Scot T. Wetzel	President, Chief Executive	March 6, 2008
Scot T. Wetzel	Officer and a Director
(Principal Executive Officer)

/s/ Guy A. Gibson	Chairman of the Board	March 6, 2008
Guy A. Gibson

/s/ William D. Snider	Vice Chairman, Chief Financial	March 6, 2008
William D. Snider	Officer and a Director
(Principal Financial Officer)

/s/ Robert T. Slezak	Director	March 6, 2008
Robert T. Slezak

/s/ Lester Ravitz	Director	March 6, 2008
Lester Ravitz

/s/ Dr. James Bullock	Director	March 6, 2008
Dr. James Bullock

/s/ Jeffrey R. Leeds	Director	March 6, 2008
Jeffrey R. Leeds

INDEX TO EXHIBITS

3.1
Articles of Amendment to the Articles of Incorporation, filed as Exhibit 3.2 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 filed by the Registrant with the Commission..

3.2	Bylaws, as amended, of the Registrant, filed as Exhibit 3.2 to the Registrant’s Form 8-K filed by the Registrant with the Commission on December 27, 2007.
4.1
Specimen Certificate for Common Stock of the Registrant, filed as Exhibit 4.1 to Registrant’s registration statement on Form S-1 (No. 333-10223), filed by the Registrant with the Commission on August 15, 1996.

4.2
1996 Amended and Restated Employee Stock Option Plan, incorporated by reference to Appendix III of the Proxy Statement filed by the Registrant for the annual meeting of shareholders held on June 15, 2006, filed with the Commission as Exhibit 4.1 to Registrant’s Form S-8 Registration statement on June 30, 2006. •

4.3	Form of Non-Qualified Stock Option Agreement, filed as Exhibit 99.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on February 16, 2005.•
4.4	Form of Director Non-Qualified Stock Option Agreement, filed as Exhibit 99.2 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on February 16, 2005.•
4.5
1996 Employee Stock Purchase Plan, incorporated by reference to Appendix II of the Proxy Statement filed by the Registrant for the annual meeting of shareholders held on June 15, 2006, filed with the Commission as Exhibit 4.2 to Registrant’s Form S-8 Registration statement on June 30, 2006. •

4.6
2006 Employee Stock Option Plan, incorporated by reference to Appendix IV of the Proxy Statement filed by the Registrant for the annual meeting of shareholders held on June 15, 2006, filed with the Commission as Exhibit 4.1 to Registrant’s Form S-8 Registration statement on June 30, 2006. •

4.7
2007 Equity Incentive Plan, filed as Exhibit 1 of the Proxy Statement filed by the Registrant for the annual meeting of shareholders held on May 17, 2007, filed with the Commission as Exhibit 4.1 to Registrant’s Form S-8 Registration Statement on May 18, 2007.•

4.8	Form of Restricted Stock Agreement, filed as Exhibit 99.3 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on May 21, 2007.•
4.9
Indenture by and among the Registrant and State Street Bank and Trust Company, as trustee, relating to the 10% Junior Subordinated Debentures due 2029, filed as Exhibit 4.7 to Registrant’s registration statement on Form S-1 (No. 333-79731), filed by the Registrant with the Commission on June 1, 1999.

4.10	Form of Junior Subordinated Debentures, filed as Exhibit 4.8 to Registrant’s registration statement on Form S-1 (No. 333-79731) filed by the Registrant with the Commission on June 1, 1999.
4.11
Certificate of Trust of Matrix Bancorp Capital Trust I, filed as Exhibit 4.9 to Registrant’s registration statement on Form S-1 (No. 333-79731) filed by the Registrant with the Commission on June 1, 1999.

4.12
Amended and Restated Trust Agreement of Matrix Bancorp Capital Trust I, filed as Exhibit 4.10 to Registrant’s registration statement on Form S-1 (No. 333-79731), filed by the Registrant with the Commission on June 1, 1999.

4.13
Preferred Security Certificate for Matrix Bancorp Capital Trust I, filed as Exhibit 4.11 to Registrant’s registration statement on Form S-1 (No. 333-79731) filed by the Registrant with the Commission on June 1, 1999.

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

4.25
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

4.28
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

4.31
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

4.34
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

4.35
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

10.7
Operating Agreement of Matrix Asset Management LLC, dated as of September 10, 2004, filed as Exhibit 10.5 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed by the Registrant with the Commission.

10.8
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

10.9
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

10.10
Amended and Restated Tendering Stockholders Agreement, dated as of December 2, 2005 by and between Matrix Bancorp, Inc. and Columbia Management Advisors, LLC, filed as Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 13, 2005. •

10.11
The Registration Rights Agreement, dated as of December 9, 2005, by and between Matrix Bancorp, Inc., Friedman, Billings, Ramsey & Co., Inc. and the other parties thereto, filed as Exhibit 4.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 13, 2005.

10.12
Final Compromise Settlement Agreement and Release, dated as of December 22, 2005, filed as Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 27, 2005.

10.13
Severance, Separation and Release Agreement, dated as of November 7, 2005, by and between Matrix Bancorp, Inc., Matrix Capital Bank, Matrix Bancorp Trading, Inc., First Matrix Investment Services Corp., Matrix Financial Services Corporation, MTXC Realty Corp., The Vintage Group, Inc., Sterling Trust Company and United Western Funding Corp. and Richard V. Schmitz, filed as Exhibit 10.44 to Registrant’s Form 10-K filed with the Commission on March 15, 2006. •

10.14
Severance, Separation and Release Agreement, dated as of November 7, 2005, by and between Matrix Bancorp, Inc., Matrix Capital Bank, Matrix Bancorp Trading, Inc., First Matrix Investment Services Corp., ABS School Services, LLC, Matrix Financial Services Corporation, United Western Insurance Services Corporation, MTXC Realty Corp., United Western Tower Holdings, LLC, The Vintage Group, Inc., and Equi-Mor Holdings, Inc. and D. Mark Spencer, filed as Exhibit 10.45 to Registrant’s Form 10-K filed with the Commission on March 15, 2006. •

10.15
Employment Agreement, dated March 15, 2006, and effective as of January 11, 2006, by and between Matrix Bancorp, Inc. and Scot T. Wetzel, filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on March 20, 2006. •

10.16
Asset Purchase Agreement dated as of March 31, 2006, between Matrix Bancorp Trading, Inc., SN Capital Markets, LLC, Security National Holding Company, LLC, and Security National Master Holding Company, LLC, filed as Exhibit 2.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on April 6, 2006.

10.17
Purchase Agreement dated as of May 5, 2006, between SKS Ventures, LLC and Equi-Mor Holdings, Inc., filed as Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on May 10, 2006.

10.18
Agreement for Purchase and Sale dated as of August 11, 2006 between Matrix Tower Holdings, LLC and Grant Management, A.S., filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on August 25, 2006.

10.19	License Agreement dated as of September 29, 2006, between Legent Clearing, LLC and United Western Bancorp, Inc., filed as Exhibit 10.1 to Registrant’s Form 8-K with the Commission on October 5, 2006.
10.20
Revolving Loan Agreement dated as of September 29, 2006, between Legent Group, LLC and United Western Bank, in the amount of $5,000,000, filed as Exhibit 10.2 to Registrant’s Form 8-K filed with the Commission on October 5, 2006.

10.21
Form of Office Lease dated as of October 1, 2006, between 700 17th Street Operating, LLC and United Western Bank, filed as Exhibit 10.3 to Registrant’s Form 8-K filed with the Commission on October 5, 2006.

10.22	Credit Agreement dates as of June 29, 2007 between United Western Bancorp, Inc. and JPMorgan Chase Bank, N.A., filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on July 2, 2007.
21*	Subsidiaries of the Registrant.
23.1*	Consent of McGladrey & Pullen LLP.
31.1*	Certification by Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by D. Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  _____________________________
• Compensation Agreement
* Filed herewith

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of United Western Bancorp, Inc. and Subsidiaries

Index

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

To the Board of Directors and Shareholders
United Western Bancorp, Inc.

We have audited the consolidated balance sheets of United Western Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Western Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Western Bancorp, Inc.'s and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2008 expressed an unqualified opinion on the effectiveness of United Western Bancorp, Inc.’s internal control over financial reporting.

/s/ McGLADREY & PULLEN, LLP

Denver, Colorado
March 6, 2008

Index

United Western Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in thousands, except share information)

	December 31,	December 31,
	2007	2006
Assets
Cash and due from banks	$21,650	$12,840
Interest-earning deposits	3,156	2,914
Federal funds sold	16,000	8,000
Total cash and cash equivalents	40,806	23,754
Investment securities – available for sale, at estimated fair value	87,676	142,146
Investment securities – held to maturity, at amortized cost	574,105	696,833
Community bank loans, net	697,732	395,266
Wholesale loans, net	557,049	760,455
FHLBank stock, at cost	39,913	42,764
Mortgage servicing rights, net	11,971	15,399
Accrued interest receivable	10,551	11,385
Other receivables	14,120	17,123
Premises and equipment, net	16,949	8,591
Bank owned life insurance	24,279	23,342
Other assets, net	11,737	11,711
Deferred income taxes	6,113	2,376
Foreclosed real estate	3,109	5,403
Total assets	$2,096,110	$2,156,548

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,385,481	$1,345,681
Custodial escrow balances	34,172	40,017
FHLBank borrowings	406,129	519,431
Borrowed money	97,428	60,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts	30,442	56,216
Income tax payable	222	116
Other liabilities	28,815	27,334
Total liabilities	1,982,689	2,048,795

Commitments and contingencies (Note 16)
Shareholders’ equity:

Preferred stock, par value $0.0001; 5,000,000 shares authorized;no shares outstanding	–	–
Common stock, par value $0.0001; 50,000,000 shares authorized; issued and 7,264,224 shares at December 31, 2007 and 7,256,573 shares at December 31, 2006 outstanding	1	1
Additional paid-in capital	23,724	23,616
Retained earnings	92,364	83,970
Accumulated other comprehensive (loss) income	(2,668)	166
Total shareholders’ equity	113,421	107,753
Total liabilities and shareholders’ equity	$2,096,110	$2,156,548

See accompanying notes to consolidated financial statements

Index

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income

(Dollars in thousands, except share information)

	Years Ended December 31,
	2007	2006	2005
Interest and dividend income:
Community bank loans	$44,889	$24,743	$18,293
Wholesale residential loans	27,882	35,223	43,040
Other loans	6,779	11,483	3,973
Investment securities	38,847	40,471	19,849
Deposits and dividends	3,162	3,380	1,941
Total interest and dividend income	121,559	115,300	87,096

Interest expense:
Deposits	27,142	22,742	15,883
FHLBank borrowings	17,086	30,275	20,305
Other borrowed money	8,489	6,766	6,278
Total interest expense	52,717	59,783	42,466

Net interest income before provision for credit losses	68,842	55,517	44,630
Provision for credit losses	2,451	2,341	1,490
Net interest income after provision for credit losses	66,391	53,176	43,140

Noninterest income:
Custodial and administrative services	8,435	6,833	7,217
Loan administration	6,311	7,749	10,103
Gain on sale of loans and securities	2,222	685	2,002
Gain on sale of assets	–	3,100	300
Litigation settlements	155	2,550	764
Other	3,860	8,274	8,203
Total noninterest income	20,983	29,191	28,589

Noninterest expense:
Compensation and employee benefits	27,148	22,309	25,843
Subaccounting fees	22,851	21,013	13,447
Amortization of mortgage servicing rights	3,489	5,810	7,764
Recovery of mortgage servicing rights impairment	–	(276)	(1,180)
Occupancy and equipment	2,946	3,781	3,883
Postage and communication	1,237	1,063	1,176
Professional fees	2,584	2,322	2,656
Mortgage servicing rights subservicing fees	1,931	2,488	3,073
Redemption of junior subordinated debentures	1,487	176	322
Other general and administrative	10,252	10,175	17,021
Total noninterest expense	73,925	68,861	74,005
Continued

Index

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (continued)

(Dollars in thousands, except share information)

	Years Ended December 31,
	2007	2006	2005
Income (loss) from continuing operations before income taxes	13,449	13,506	(2,276)
Income tax provision (benefit)	3,308	3,593	(2,414)
Income from continuing operations	10,141	9,913	138

Discontinued operations:
Income from discontinued operations, net of income tax provision (benefit) of $0, $1,152, and $(33), respectively	–	1,743	1,420

Net Income	$10,141	$11,656	$1,558

	Years Ended December 31,
	2007	2006	2005

Income from continuing operations per share – basic	$1.40	$1.27	$0.02
Income from continuing operations per share – assuming dilution	$1.40	$1.27	$0.02

Income from discontinued operations per share – basic	$0.00	$0.23	$0.20
Income from discontinued operations per share – assuming dilution	$0.00	$0.23	$0.20

Net income per share – basic	$1.40	$1.50	$0.22
Net income per share – assuming dilution	$1.40	$1.50	$0.22

Weighted average shares – basic	7,247,636	7,791,516	6,943,480
Weighted average shares – assuming dilution	7,266,887	7,791,516	7,036,128
Dividends declared per share	$0.24	$–	$–

See accompanying notes to consolidated financial statements.

Index

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Dollars in thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Total	Income

Balance at January 1, 2005	6,620,850	$1	$21,432	$70,756	$126	$92,315
Issuance of stock related to private placement offering	5,120,000	–	86,963	–	–	86,963
Comprehensive income:
Net income	–	–	–	1,558	–	1,558	$1,558
Net unrealized holding losses, net of income tax (2)	–	–	–	–	(108)	(108)	(108)
Comprehensive income							$1,450
Balance at December 31, 2005	11,740,850	$1	$108,395	$72,314	$18	$180,728
Shares repurchased under Tender Offer	(4,184,277)	–	(79,501)	–	–	(79,501)
Stock repurchase	(300,000)	–	(5,853)	–	–	(5,853)
Share-based compensation expense	–	–	575	–	–	575
Comprehensive income:
Net income	–	–	–	11,656	–	11,656	$11,656
Net unrealized holding gains, net of income tax (2)	–	–	–	–	148	148	148
Comprehensive income							$11,804
Balance at December 31, 2006	7,256,573	$1	$23,616	$83,970	$166	$107,753
Dividends paid ($0.24 per share)	–	–	–	(1,747)	–	(1,747)
Stock option exercise	500	–	12	–	–	12
Stock repurchase	(60,200)	–	(1,251)	–	–	(1,251)
Issuance of stock to directors	2,711	–	62	–	–	62
Issuance of stock to employee stock purchase plan	18,308	–	399	–	–	399
Restricted stock grants	46,332	–	–	–	–	–
Share-based compensation expense	–	–	886	–	–	886
Comprehensive income:
Net income	–	–	–	10,141	–	10,141	$10,141
Net unrealized holding losses, net of income tax (1)(2)	–	–	–	–	(2,834)	(2,834)	(2,834)
Comprehensive income							$7,307
Balance at December 31, 2007	7,264,224	$1	$23,724	$92,364	$(2,668)	$113,421
(1) Disclosure of reclassification amount
Unrealized holding gain arising during the year ended December 31, 2007							$(2,899)
Less: reclassification adjustment of gains included in net income							65
Net unrealized holding gain on securities, net of income tax (2)							$(2,834)
(2) Net of income tax (benefit) provision of $(63), $76 and $(1,460) for 2005, 2006, and 2007 respectively

See accompanying notes to consolidated financial statements.

Index

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows of continuing operating activities
Net income	$10,141	$11,656	$1,558
Income from discontinued operations, net of income tax provision	–	(1,743)	(1,420)
Adjustments to reconcile income to net cash from continuing operating activities:
Share-based compensation expense	1,036	575	–
Depreciation and amortization	1,413	2,105	2,446
Provision for credit losses	2,451	2,341	1,490
Amortization of mortgage servicing rights	3,489	5,810	7,764
Recovery of impairment on mortgage servicing rights	–	(276)	(1,180)
Gain on sale of loans and securities	(2,222)	(685)	(2,002)
Net loss (gain) on sale of assets, equipment and foreclosed real estate	1	(3,081)	(341)
Changes in assets and liabilities:
Proceeds from the sale and repayment of trading securities	–	159,580	489,822
Loans originated and purchased for sale	(34,635)	(217,901)	(1,195,994)
Principal payments on, and proceeds from sale of loans held for sale	110,398	337,734	692,634
Originated mortgage servicing rights, net	(61)	(135)	(788)
Decrease in other receivables, other assets, deferred income tax asset and income taxes receivable	122	13,790	652
Increase (decrease) in other liabilities and income taxes payable	1,587	8,557	(6,817)
Net cash from continuing operating activities	93,720	318,327	(12,176)

Cash flows of continuing investing activities
Loans originated and purchased for investment	(705,303)	(300,892)	(212,032)
Principal repayments on loans held for investment	505,323	174,425	163,508
Purchase of available for sale securities	–	(173,844)	(16,979)
Proceeds from sale of available for sale securities	25,600	33,571	97,038
Proceeds from maturity and prepayment of available for sale securities	24,822	24,402	28,425
Purchase of held to maturity securities	(4,940)	(308,676)	(324,365)
Proceeds from the maturity and prepayment of held to maturity securities	125,707	122,137	59,427
Proceeds from sales of loans transferred to loans held for sale	21,430	–	–
Redemption (purchase) of FHLBank stock, net	5,000	(7,527)	(521)
Purchases of premises and equipment	(9,728)	(8,165)	(1,592)
Acquisition of mortgage servicing rights	–	(98)	–
Proceeds from sale of foreclosed real estate	5,784	4,034	4,698
Proceeds from sale of mortgage servicing rights	–	8	70
Proceeds from the sale of building, equipment and other assets	5	26,931	18
Net cash from continuing investing activities	(6,300)	(413,694)	(202,305)
Continued

Index

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)

(Dollars in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows of continuing financing activities
Net increase in deposits	39,800	221,637	4,885
Net decrease in custodial escrow balances	(5,845)	(9,368)	(2,213)
Net change in FHLBank borrowings	(113,302)	(95,597)	108,910
Borrowed money – proceeds from repurchase agreements	26,428	50,000	–
Net change borrowed money – revolving lines of credit	5,000	(3,217)	(2,784)
Borrowed money – advance on term line	6,000	–	–
Redemption of capital securities of subsidiary trust	(25,774)	(5,156)	(8,195)
Proceeds from issuance of capital securities of subsidiary trusts	–	–	7,500
Proceeds from issuance of common stock – Employee Stock Purchase Plan	311	–	–
Stock option exercise	12	–	–
Redemption of common stock shares under tender offer	– –	(79,501)	–
Proceeds from issuance of private placement common stock shares, net	–	–	86,963
Repurchase of common stock	(1,251)	(5,853)	–
Dividends paid	(1,747)	–	–
Net cash from continuing financing activities	(70,368)	72,945	195,066

Cash flows of discontinued operations
Operating cash flows	–	28,242	9,986
Investing cash flows	–	66	–
Financing cash flows	–	(16,364)	792
Net cash from discontinued operations	–	11,944	10,778

Net change in cash and cash equivalents	17,052	(10,478)	(8,637)
Cash and cash equivalents at beginning of the year	23,754	34,232	42,869
Cash and cash equivalents at end of the year	$40,806	$23,754	$34,232

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$4,651	$5,855	$7,605
Loans securitized and transferred to securities available for sale	$–	$11,283	$90,054
Loans securitized and transferred to trading securities	$–	$149,144	$468,169
Trading securities transferred to held to maturity securities	$–	$90,074	$–
Securities available for sale transferred to held to maturity securities	$–	$–	$85,337
Loans held for sale transferred to loans held for investment	$–	$164,218	$5,856
Loans held for investment transferred to loans held for sale	$21,430	$–	$4,600
Note receivable received in sale of assets of discontinued operations	$–	$2,567	$–

Supplemental disclosure of cash flow information
Cash paid for interest	$53,376	$59,991	$43,665
Cash paid for income taxes	$4,589	$6,111	$3,563
See accompanying notes to consolidated financial statements.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Organization

United Western Bancorp, Inc. (the “Company”), is a unitary thrift holding company and, through its subsidiaries, a diversified financial services company headquartered in Denver, Colorado.  The Company’s operations are conducted primarily through United Western Bank (“United Western Bank” or the “Bank”), Sterling Trust Company (“Sterling”), Matrix Financial Services Corporation (“Matrix Financial”), UWBK Fund Management, Inc., (“Fund Management”), and First Matrix Investment Services Corp. (“First Matrix”), all of which are wholly owned subsidiaries of the Company.

Subsidiaries

United Western Bank is a federally chartered savings bank that originates commercial real estate, commercial, residential and commercial construction and development, multifamily, and consumer loans.  Within certain of these loan types the Bank also originates Small Business Administration loans under the 504 and 7(a) program and loans through the utilization of New Markets Tax Credits.  The Bank also offers personal and business depository banking as well as trust and treasury services.  At December 31, 2007, the Bank has four branches in the metropolitan Denver marketplace (downtown Denver, Boulder, Cherry Creek and Loveland) and loan production offices in Fort Collins and Aspen.

Sterling is a non-bank trust company specializing in the custody and administration of self-directed individual retirement accounts, qualified business retirement plans and personal custodial accounts, as well as corporate escrow and paying agent services.

The Company’s mortgage banking business is primarily conducted through Matrix Financial, and was established with the primary objective of originating, acquiring and servicing residential mortgage loans.  Matrix Financial has not originated loans since 2003. All servicing functions previously performed by Matrix Financial have been performed by a third party sub-servicer since December 2004.

Fund Management is a Colorado corporation formed in June 2007.  Fund Management is the manager of and an investor in UWBK Colorado Fund, LLC.  UWBK Colorado Fund, LLC, a fund established to invest in mezzanine debt and equity equivalents of various companies in which the Bank is the senior credit provider.

First Matrix is registered with the FINRA as a fully disclosed broker-dealer.  First Matrix, headquartered in Denver, Colorado, principally acted as the agent for the Bank on the acquisition, brokering, securitization and sale of Small Business Administration (“SBA”) loans and SBA securities.  First Matrix also sells fixed income securities to institutional customers, including the Bank.

2.  Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America.

Ownership interests of 20% or more in non-controlled affiliates are accounted for by the equity method.  Other investments are recorded at cost.  The Company follows the accounting guidance in Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, and the revised FIN 46R for accounting for the Company’s three variable interest entities (“VIEs”), in the form of its wholly-owned subsidiary trusts that issued capital securities to third-party investors and to certain direct and indirect interests in investment partnerships, commonly referred to as Trust Preferred securities, discussed more fully in Note 11.  As the Company is not the primary beneficiary of these VIEs, the accounts of these entities are not included in the Company’s consolidated financial statements.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

UWBK Colorado Fund, LLC is a voting interest entity.  Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities.  The Company consolidated voting interest entities in which it has all, or at least a majority of, the voting interest.  Fund Management owns 44% of UWBK Colorado Fund LLC, accordingly, this ownership interest is accounted for under the equity method.

Use of Estimates.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions at the date of the consolidated financial statements that affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.  The Company believes that the allowance for credit losses, the valuation of loans held for sale and the valuation of mortgage servicing rights are particularly subject to change.

Reclassifications.  Certain reclassifications have been made to prior years’ consolidated financial statements and related notes to conform to the current year presentation.  These reclassifications had no impact on shareholders’ equity or net income for the periods.

Cash Flow Reporting.  Cash equivalents, for purposes of the consolidated statements of cash flows, consist of nonrestricted cash, federal funds sold and interest-earning deposits with banks with original maturities, when purchased, of three months or less.  Net cash flows are reported for loans held for sale, deposit, including custodial escrow balance transactions, FHLBank borrowings and borrowed money – revolving lines of credit.

Concentrations and Restrictions on Cash and Cash Equivalents.  The Company maintains deposits with other financial institutions in amounts that exceed federal deposit insurance coverage. Furthermore, federal funds sold are essentially uncollateralized loans to other financial institutions. Management regularly evaluates the credit risk associated with the counterparties to these transactions and believes that the Company is not exposed to any significant credit risks on cash and cash equivalents.

The Bank is required to maintain vault cash or balances with the Federal Reserve Bank of Kansas City based on a percentage of deposit liabilities. The required reserve balance was $1,818,000 and $4,331,000 at December 31, 2007 and 2006, respectively.

Investment Securities.  Securities available for sale include mortgage backed securities and a nominal amount of Small Business Administration guaranteed pooled securities (“SBA securities”).  Securities available for sale are carried at estimated fair value with the change in unrealized gains and losses reported in other comprehensive income, net of tax, which is included as a separate component in shareholders’ equity.  Realized gains and losses on the sale of available for sale securities are recognized on trade date and are derived from the amortized cost of the security sold.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Securities held to maturity include mortgage backed securities and SBA securities.  Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost.

Interest income includes amortization of purchase premiums and discounts. Declines in the fair value of held to maturity securities and available for sale securities below their cost if they are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Until 2006, trading securities included SBA securities.  Securities were classified as trading securities when they were created or bought and held principally for the purpose of selling them in the near term.  Trading securities were carried at estimated fair value with the change in unrealized gains and losses reported in other income.  In 2006, the Company reclassified SBA trading securities as held to maturity securities after concluding management had the positive intent and ability to hold the securities to maturity.

The Company purchased the guaranteed portion of SBA loans from third-party lenders and then securitized these loans into SBA securities through the use of a fiscal and transfer agent approved by the SBA.  The certificates were then sold directly to institutional investors, achieving legal isolation.  The process of securitizing SBA loans into pools of SBA certificates is prescribed by the SBA and must be followed to maintain the SBA guarantee.  This securitization meets the requirements for sale treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” (“SFAS 140”).  An SBA approved fiscal and transfer agent associated with SBA securitizations issues certificates once all the necessary documents to support the transaction have been provided by the Company.  The SBA guarantees the credit risk with respect to the loans sold.  In accordance with SFAS 140, sales of these securitized loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale, and each subsequent sale when the combined net sales proceeds and, if applicable, retained interests differ from the loans’ allocated carrying amount.  Net gains or losses are recorded in noninterest income.

Loans.  Loans are reported at the principal balance outstanding net of unearned discounts and purchase premiums. Interest income on loans is reported on the level-yield method and includes amortization of deferred loan fees, purchase premiums and costs over the loan term.  Net loan commitment fees or costs for commitments are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period.

The accrual of interest on loans is discontinued when full payment of principal or interest is in doubt, they are past due 90 days as to either principal or interest or when in management’s opinion, the borrower may be unable to meet payment obligations as they become due.  After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  Generally all subsequent payments are applied to reduce the principal balance. Loans will not be placed back on accrual status unless back interest and principal payments are made, and future payments are reasonably assured.

Community Bank Loans. Community bank loans include commercial real estate loans, construction and development loans, commercial loans, multifamily loans and consumer loans.  Within this population are loans originated by the Bank’s SBA division.  The majority of community bank loans are originated as assets held for investment.  We presently intend to hold for the foreseeable future or to maturity all community bank loans except SBA 504 loans and the guaranteed portions of SBA 7a loans.  We generally sell selected SBA 504 loans and the guaranteed portions of SBA 7a loans on a routine basis.  Certain legacy broker-originated multifamily loans continue to be classified as assets held for sale.  At December 31, 2007 and 2006 community bank loans included multifamily and SBA originated loans totaling $90,911,000 and $60,041,000, respectively that were classified as loans held for sale.  There was no lower-of-cost-or-market valuation allowance for these loans at either period.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Wholesale Loans. Wholesale loans include legacy purchased residential loans and purchased guaranteed portions of SBA 7a loans.  We expect these loans to decline prospectively from repayments and we may elect to accelerate the decline of these assets via sales.  At December 31, 2007 and 2006 wholesale loans included residential loans totaling $280,598,000 and $386,610,000, respectively that were classified as loans held for sale.  As discussed below there was a valuation allowance to reduce the residential loans to market at December 31, 2007.

Loans Held for Sale.  At December 31, 2007 loans held for sale included $280.6 million of wholesale residential loans, $39.8 million of multifamily loans, and $51.1 million of SBA originated loans.  At December 31, 2006 such balances were $386.6 million, $52.9 million and $7.2 million, respectively.  Loans purchased or originated without the intent to hold to maturity are classified as held for sale.  Classes of loans held for sale are carried at the lower of aggregate cost, net of discounts or premiums and a valuation allowance, or estimated fair market value.  Estimated fair market value is determined using market prices for similar loans, or forward commitments to sell loans or mortgage backed securities to permanent investors, or current market rates for loans of similar quality and type.  Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations.  At December 31, 2007, and 2006, the Company had $583,000 and $0, respectively, as a valuation allowance to reduce the carrying value of residential loans held for sale to market value. SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” requires discounts or premiums on loans held for sale be deferred until the related loan is sold.  The Company accretes discounts and amortizes premiums related to repayment of loan principal on its loans held for sale, which is included in interest income.

Loans are considered sold when the Company surrenders control over the transferred assets to the purchaser, with standard representations and warranties, and when the risks and rewards inherent in owning the loans have been transferred to the buyer.  At such time, the loan is removed from the general ledger and a gain or loss is recorded on the sale.  Gains and losses on loan sales are determined based on the difference between the allocated cost basis of the assets sold and the proceeds, which includes the fair value of any assets or liabilities that are newly created as a result of the transaction.  Losses related to recourse provisions are accrued as a liability at the time such additional losses are determined, and recorded as part of noninterest expense.  Losses related to asset quality are recorded against the allowance for credit losses when the loan is considered uncollectible.

Loans Held for Investment. Loans the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held for investment.  These loans include community bank loans (commercial real estate, commercial, residential and commercial construction and development, SBA originated, multifamily and consumer loans), as well as SBA purchased loans and residential mortgage loans.  At December 31, 2007 and 2006 loans held for investment were $893.7 million and $717.8 million, respectively.  At December 31, 2007, the balances of loans held for investment were $615.3 million community bank loans, $116.1 million purchased SBA loans and $162.3 million wholesale residential loans.  In comparison, at December 31, 2006, the balance of loans held for investment was $341.5 million community bank loans, $154.9 million purchased SBA loans and $221.4 million wholesale residential loans.

Allowance for Credit Losses. The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s estimate of probable credit losses inherent in the loan portfolios.  The allowance, in the judgment of management, is necessary to reserve for estimated losses inherent in the loan portfolios.  The allowance for credit losses includes allowance allocations calculated in accordance with SFAS 5, “Accounting for Contingencies,” and SFAS 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118.  The level of the allowance reflects management’s continuing evaluation of loan loss experience, specific credit risks, current loan portfolio quality, industry and loan type concentrations, economic and regulatory conditions and unidentified losses inherent in the loan portfolios, as well as trends in the foregoing.

Index

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

The last component of the allowance for credit losses is a portion which represents the estimated inherent but undetected probable losses and the imprecision in the credit risk models utilized to calculate the allowance.  This component of the allowance is primarily associated with commercial loans (i.e. multifamily, construction and development, commercial real estate and commercial).  The unallocated portion of the allowance for credit losses reflects the growing Colorado concentration in commercial real estate, construction and development loans, national multifamily and certain commercial real estate loans for which the migration analysis does not yet reflect a complete credit cycle due to the overall seasoning of such loans and ongoing uncertainty with respect to other loans in our community bank and wholesale lending portfolios.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment should be charged off.  Loan losses are charged against the allowance when management considers the loan uncollectible.  While management uses its professional judgment and the information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolios, national and Colorado economic conditions, changes in interest rates and other factors.

FHLBank Stock.  As a member of the Federal Home Loan Bank system, United Western Bank is required to own FHLBank stock.  The Company carries FHLBank stock at cost, which is equal to its redemption value.  Dividends are credited to interest and dividend income when declared by the FHLBank.

Mortgage Servicing Rights.  The Company recognizes mortgage servicing rights (“MSRs”) as an asset separate from the underlying originated mortgage loan at the time of sale.  Upon sale of a loan, the Company measures retained MSRs by allocating the previous carrying amount of the originated mortgage loan between the loan and the servicing right based on their estimated fair values.  Purchased MSRs were initially recorded at cost.  MSRs are carried at the lower of cost (allocated cost for originated MSRs), less accumulated amortization, or estimated fair value. MSRs are amortized in proportion to and over the period of the estimated future net servicing income.

The estimated fair value of MSRs is determined by reference to the discounted future servicing income, as stratified in accordance with one or more predominant risk characteristics of the underlying loans.  The Company stratifies its MSRs by product type, interest rate and investor to reflect the predominant risk characteristics.  To determine the estimated fair value of MSRs, the Company uses a valuation model that calculates the present value of discounted future cash flows.  In using this valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, including incremental interest cost of servicer advances, foreclosure expenses and losses, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. For purposes of performing an impairment analysis on MSRs, the Company estimates fair value using the following primary assumptions: average prepayment speeds from 18.6 CPR, (Constant Prepayment Rate, a prepayment speed measurement) ranging from 5.3 CPR to 63.5 CPR; an average discount rate of 11.89%; with discount rates ranging from 10.50% to 19.00%; and average delinquency of 7.06%, with default rates ranging from 0% to 100%.  At December 31, 2007, the Company’s residential servicing portfolio consists of seasoned loans with an approximate 9.8 year average age, an average balance of $50,000, and a weighted average note rate of 7.46%.

MSRs are evaluated for impairment in accordance with SFAS 140.  The factors discussed in the paragraph above are used to determine impairment.  If temporary impairment exists within a risk stratification tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the fair value.  If it is later determined that all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced through a credit to noninterest expense.

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

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of December 31, 2007 and 2006, a valuation allowance of $860,000 and $1,950,000, respectively, was required, and the fair value of the aggregate MSRs was approximately $11,971,000 and $15,399,000, respectively.

Gain on sale of MSRs is recorded when title to MSRs and the risks and rewards inherent in owning the MSRs have been transferred to the buyer.

Premises and Equipment.  Land is carried at cost. Buildings, leasehold improvements, office furniture and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the assets.  Useful lives range from two to five years for software, office furniture and equipment, and five to forty years for buildings and building improvements.  Leasehold improvements are amortized over the term of the related lease or the estimated useful lives of the improvements, whichever is shorter.  Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over their identified useful lives.

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

Bank Owned Life Insurance.  Bank owned life insurance represents the cash surrender value of life insurance policies purchased to insure the lives of certain officers and directors of the Bank.  Earnings are credited to the balance and recorded as part of other income in the consolidated statements of income.

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

New Markets Tax Credits.  Monetization of New Markets Tax Credits (“NMTC”) is included in other income.  Utilization of New Markets Tax Credits by the Company reduces our income tax expense.  NMTC are awarded under a program administered by the Community Development Financial Institutions Fund, a division of the United States Department of Treasury.  NMTC projects promote economic development and contribute to the enhancement of the communities served by the projects.  The NMTC Program permits the Company to claim a credit against federal income taxes for each qualified equity investment made to a designated community development entity.  The Company receives a 39% tax credit over a seven year period.  In 2004, the Bank made a $12.6 million qualifying equity investment in a 99.99% owned subsidiary, Community Development Funding I, LLC (“CDF I”).  In 2005 and 2006, the Bank made $11 million and $10 million, respectively, qualifying equity investments in a 99.99% owned subsidiary, Charter Facilities Funding IV, LLC (“CFF IV”). The financial position and results of operations of CDF I and CFF IV are included in the Company’s consolidated financial statements.  In connection with the qualified equity investments, the Company claimed net federal income tax credits of $1.1 million, $1.0 million and $648,000, for the years ended December 31, 2007, 2006, and 2005, respectively, which are included as a component of income tax provision (benefit) in the consolidated income statements.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

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

The Company received a structuring fee in connection with the monetization of the NMTC and also receives ongoing management fees in equal installments over the seven year tax credit period.  During the years ended December 31, 2006 and 2005, the Company recognized structuring fees of $2.2 million and $278,000, respectively, and ongoing management fees of $94,000, $97,000 and $0, for the years ended December 31, 2007, 2006 and 2005, respectively.  These fees were included in other noninterest income. The Company recognizes the structuring fee as received as the NMTC transferred to the purchaser has value to the buyer on a standalone basis and there is objective and reliable evidence of the fair value of the remaining ongoing services to be performed.  After the structuring of the transaction, the ongoing obligation of the Company is to prepare and file tax returns, obtain an annual audit and maintain the tax qualification of the entity.

Stock-Based Compensation. Prior to January 1, 2006, employee compensation expense under stock option plans was reported only if options were granted below market price at grant date in accordance with the intrinsic value method of Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Because the exercise price of the Company’s employee stock options always equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized on options granted. The Company adopted the provisions of SFAS No. 123R, “Share-Based Payment (Revised 2004)” (“SFAS 123R”), on January 1, 2006.  SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the statements of income based on their fair values on the measurement date, which, for the Company, is the date of the grant. The Company transitioned to fair-value based accounting for stock-based compensation using a modified version of prospective application (the “modified prospective application”). Under the modified prospective application, as it is applicable to the Company, SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. As of December 31, 2005, there were 2,000 options outstanding under the stock-based employee compensation plan, all of which expired January 9, 2006, and all of which were at a strike price that exceeded the market price of the shares.  No compensation expense was recorded for those options.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

SFAS No. 123R requires pro forma disclosures of net income and earnings per share for all periods prior to the adoption of the fair value accounting method for stock-based employee compensation.  The pro forma disclosures presented in Note 14 use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans for years prior to 2006.

Subaccounting Fees.  Subaccounting fees represent fees paid to a third party to service depository accounts on behalf of the Bank.  Such fees are paid to third parties that provide custodial and institutional deposits to the Bank.

Income From Discontinued Operations, net of Income Taxes. Income from discontinued operations, net of income taxes for 2005 and 2006 includes the results of Matrix Bancorp Trading, Inc, which is discussed in Note 23. “Discontinued Operations – Sale of Assets of Matrix Bancorp Trading, Inc.,” and the results of ABS School Services, LLC, which is discussed in Note 24. “Discontinued Operations – Sale of ABS School Services, LLC.”

Income Taxes.  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized.  Realization of deferred tax assets is dependent upon the generation of a sufficient level of future taxable income and recoverable taxes paid in prior years.  Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

The Company and its subsidiaries file consolidated federal and state income tax returns.  The subsidiaries are charged for the taxes applicable to their profits calculated on the basis of filing separate income tax returns.  The Bank qualifies as a savings and loan association for income tax purposes.

Income Per Common Share.  Basic income per common share from continuing operations is computed by dividing income from continuing operations by the weighted average number of common shares outstanding for the period.  Net income per common share assuming dilution is computed by dividing net income by the weighted average number of common shares outstanding for the year and the effect of potentially dilutive securities. Potentially dilutive securities include stock options and non-vested stock awards granted using the treasury stock method. Basic and diluted income per common share from discontinued operations is computed by dividing income from discontinued operations by the weighted average number of common shares for the year, and the effect of potentially dilutive securities.  A reconciliation of the weighted-average shares used in calculating basic earnings per common share and the weighted average shares used in calculating diluted earnings per common share for the reported periods is provided in Note 3.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Comprehensive Income.  Comprehensive income includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders.  Besides net income, other components of the Company’s comprehensive income includes after tax effect of change in net unrealized gains and losses on securities available-for-sale.  Comprehensive income is reported as a separate component of shareholders’ equity on the consolidated balance sheet and in the statements of changes in shareholders’ equity.

Derivative Financial Instruments.  The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities.  At December 31, 2007 and 2006, there were no stand alone derivative financial instruments and no instruments that required bifurcation from the underlying host contract, which would have required reporting such instruments at fair value on the Company’s balance sheet.  The Company may be required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

Fair Value of Financial Instruments.  Fair values of financial instruments are estimated using relevant market information and other assumptions.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

3.  Net Income Per Share

The following table sets forth the computation of basic net income per share and net income per share, assuming dilution:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Numerator:
Income from continuing operations, net of tax	$10,141	$9,913	$138
Income from discontinued operations, net of tax	–	1,743	$1,420
Net income	$10,141	$11,656	$1,558

Denominator:
Weighted average shares outstanding	7,247,636	7,791,516	6,943,480
Effect of dilutive securities:
Common stock options and non-vested stock awards	19,251	–	92,648
Denominator for net income per share, assuming dilution	7,266,887	7,791,516	7,036,128

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

4.  Investment Securities

Investment securities available for sale were as follows:

	December 31, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities – agency	$3,272	$13	$(35)	$3,250	$5,044	$14	$(39)	$5,019
Mortgage-backed securities – private	47,413	–	(4,160)	43,253	47,436	203	–	47,639
Collateralized mortgage obligations – private	40,601	184	(53)	40,732	88,827	107	(56)	88,878
SBA securities	442	–	(1)	441	607	3	–	610
Total	$91,728	$197	$(4,249)	$87,676	$141,914	$327	$(95)	$142,146

Realized gains (losses) on the sale of securities available for sale, included in gain on sale of loans and securities in the consolidated statements of income, as determined by specific identification, were approximately $98,000, $274,000 and $(122,000) for the years ended December 31, 2007, 2006 and 2005, respectively.

Investment securities held to maturity were as follows:

	December 31, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities – private	$187,922	$819	$(1,286)	$187,455	$228,060	$345	$(1,263)	$227,142
Collateralized mortgage obligations – private	323,316	598	(3,742)	320,172	384,279	143	(4,612)	379,810
SBA securities	62,867	–	(2,185)	60,682	84,494	51	(78)	84,467
Total	$574,105	$1,417	$(7,213)	$568,309	$696,833	$539	$(5,953)	$691,419

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2007 are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Within 1 year	$–	$–	$–	$–
Over 1 year through 5 years	–	–	–	–
After 5 years through 10 years	–	–	6,387	6,170
Over 10 years	442	441	56,480	54,512
SBA securities	442	441	62,867	60,682
Mortgage-backed securities	91,286	87,235	511,238	507,627
Total	$91,728	$87,676	$574,105	$568,309

At September 30, 2006, the Company transferred SBA securities with a carrying value of $90,074,000 from trading securities to investment securities held to maturity.

The net (loss) gain on trading securities, included in gain on sale of loans and securities in the consolidated statements of income was approximately $0, $(441,000), and $613,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company expects to receive payments on investment securities over periods that are considerably shorter than the contractual maturities of the securities, which range up to 30 years, due to prepayments.

At December 31, 2007, the Company owned mortgage-backed securities from 18 issuers, excluding U.S. Treasury and federal agency debentures and other U.S. Government sponsored agency securities.  There were 13 of these 18 issuers in which the Company owned securities with an unpaid principal balance in excess of 10% of its equity capital.  These securities are approximately 99.3% AAA or AA rated with the remainder in A rated CRA securities.  The mortgage-backed portfolio is comprised of approximately 13% underlying Alt-A collateral, the remaining 87% is A collateral.  As of December 31, 2007, none of the securities owned by the Company have been downgraded by one of the credit rating agencies.

At December 31, 2007 and 2006, mortgage-backed securities with a carrying value of $3,545,000 and $1,911,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

The following table presents information pertaining to securities available for sale and held to maturity with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position as follows:

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31, 2007				December 31, 2006
	Less than 12 Months		12 Months or More		Less than 12 Months		12 Months or More
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage-backed securities – agency, available for sale	$653	$(7)	$1,939	$(28)	$1,135	$(13)	$2,337	$(26)
Mortgage-backed securities – private, available for sale	43,253	(4,160)	–	–	–	–	–	–
Collateralized mortgage obligations – private, available for sale	7,272	(36)	7,619	(17)	44,766	(56)	–	–
SBA securities, available for sale	261	(1)	–	–	–	–	–	–
Mortgage-backed securities – private, held to maturity	36,789	(396)	70,130	(890)	77,081	(436)	85,266	(827)
Collateralized mortgage obligations – private, held to maturity	85,011	(290)	128,717	(3,452)	107,288	(400)	201,777	(4,212)
SBA securities, held to maturity	43,613	(1,391)	17,069	(794)	68,331	(78)	–	–
Total	$216,852	$(6,281)	$225,474	$(5,181)	$298,601	$(983)	$289,380	$(5,065)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  In estimating other-than-temporary impairments losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities.  Furthermore, at December 31, 2007, management also had the intent and ability to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  The unrealized losses are largely due to increases in market interest rates over the yield available at the time when the underlying securities were purchased.  The fair value is expected to recover as the bonds approach their maturity date, or repricing date or if market yield for such investments decline.   Management does not believe any of the securities are impaired due to reasons of credit quality.  Accordingly, at December 31, 2007, based on management’s belief that the impairments detailed in the table above are temporary, no impairment loss has been recognized in the Company’s consolidated statement of income.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

5.  Loans

Community Bank Loans

Community bank loans consist of the following:

	December 31,
	2007	2006
	(Dollars in thousands)
Commercial real estate	$305,590	$225,483
Construction and development	256,542	87,308
Commercial	88,126	24,897
SBA originated, guaranteed portions	5,602	7,171
Multifamily	48,381	54,464
Consumer	3,822	2,845
Premium, net	709	463
Unearned fees	(2,527)	(1,149)
	706,245	401,482
Less: allowance for credit losses	8,513	6,216
Community bank loans, net	$697,732	$395,266

Activity in the allowance for credit losses on community bank loans is summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$6,216	$4,730	$4,877
Provision for credit losses	2,406	2,782	1,256
Charge-offs	(348)	(1,669)	(1,503)
Recoveries	239	373	100
Balance at end of year	$8,513	$6,216	$4,730

Community bank loans on nonaccrual were $1,709,000 and $1,961,000 at December 31, 2007 and 2006, respectively.  Guaranteed portions of SBA loans included in those totals were $557,000 and $1,017,000 at December 31, 2007 and 2006.

Included in nonaccrual loans were impaired loans, as defined under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” totaling $0 and $265,000 at December 31, 2007 and 2006 respectively, all of which have a specific valuation allocated to the loan.  The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method.  The related allowance allocated to impaired loans for 2007 and 2006 was $0 and $166,000, respectively.  There was no interest recognized in 2007 or 2006 on loans while they were considered impaired.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Wholesale Loans

Wholesale loans consist of the following:
	December 31,
	2007	2006
	(Dollars in thousands)
Residential	$441,954	$604,691
Premium, net	1,518	1,996
Fair value adjustment	(583)	–
SBA purchased, guaranteed portions	106,721	143,617
Premium on SBA purchased, guaranteed portions	9,364	12,697
	558,974	763,001
Less: allowance for credit losses	1,925	2,546
Wholesale loans, net	$557,049	$760,455

Activity in the allowance for credit losses on wholesale loans is summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of year	$2,546	$5,267	$6,295
Provision for credit losses	45	(441)	409
Charge-offs	(673)	(527)	(1,549)
Transfer - school financing allowance sold	–	(1,791)	–
Recoveries	7	38	112
Balance at end of year	$1,925	$2,546	$5,267

Transfer - school financing allowance sold for the year ended December 31, 2006 includes the allowance included in the sale of assets of ABS School Services, LLC, discussed further in Note 24 below.

The following lists information related to nonperforming wholesale loans:

	December 31,
	2007	2006
	(Dollars in thousands)
Residential loans	$7,873	$5,859
SBA guaranteed purchased loans	893	578
Total nonperforming wholesale loans	$8,766	$6,437

The Company continues to accrue interest on government-sponsored loans such as Federal Housing Administration (“FHA”) insured and Department of Veterans’ Affairs (“VA”) guaranteed loans which are past due 90 or more days, as the majority of the interest on these loans is insured or guaranteed by the federal government.  The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $5,356,000 and $9,083,000 as of December 31, 2007 and 2006, respectively.

Interest income that would have been recorded for all nonaccrual loans was approximately $483,000, $700,000 and $875,000 for the years ended December 31, 2007, 2006 and 2005 respectively.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Concentrations of Credit. The Bank’s residential loans are located throughout the 50 states with concentrations above 5.0% at December 31, 2007 in California, Illinois, Georgia, and Florida of approximately 36.7%, 8.0%, 7.3%, and 5.3%, respectively, based on aggregate outstanding unpaid principal balances of the loans.  Loans in which real estate is the primary source of collateral total $1.156 billion, or 91%, of the total loan portfolio.  Most of the Company’s ongoing lending activity occurs within the State of Colorado, including principally the Colorado Front Range and selected mountain communities.  At December 31, 2007, loans originated with Colorado collateral totaled approximately $516 million, or 41%, of the total loan portfolio.  At December 31, 2007 and 2006, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

6.  Premises and Equipment

Premises and equipment consist of the following:
	December 31,
	2007	2006
	(Dollars in thousands)
Land	$3,480	$1,305
Buildings	7,818	3,269
Leasehold improvements	1,143	808
Office furniture and equipment	12,062	10,224
	24,503	15,606
Less accumulated depreciation	7,554	7,015
Premises and equipment, net	$16,949	$8,591

Included in occupancy and equipment expense is depreciation expense of premises and equipment of approximately $1,365,000, $2,003,000 and $2,065,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

7.  Mortgage Servicing Rights

The activity in the mortgage servicing rights (“MSRs”) is summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Mortgage servicing rights
Balance at beginning of year	$17,349	$22,934	$29,980
Purchases	–	98	–
Originations	61	135	788
Amortization	(3,489)	(5,810)	(7,764)
Sales	–	(8)	(70)
Application of valuation allowance to write down permanently impaired MSRs	(1,090)	–	–
Balance before valuation allowance at end of year	12,831	17,349	22,934

Valuation allowance for impairment of mortgage servicing rights
Balance at beginning of year	(1,950)	(2,226)	(3,406)
Additions	–	–	(230)
Application of valuation allowance to write down permanently impaired MSRs	1,090	–	–
Recovery	–	276	1,410
Balance at end of year	(860)	(1,950)	(2,226)
Mortgage servicing rights, net	$11,971	$15,399	$20,708

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The estimated aggregate amortization of the Company’s MSR’s for each of the next five years ending December 31, 2008, 2009, 2010, 2011, and 2012 is $3,388,000, $2,785,000, $2,274,000, $1,865,000 and $1,534,000, respectively.  The estimated amortization is based on several assumptions as of December 31, 2007, with the most significant being the anticipated prepayment speeds of the underlying mortgages.  The actual prepayment speeds of the underlying mortgage loans may differ materially from the estimated prepayment speed, so that the actual amortization may be significantly different than the amounts estimated.

The Company’s servicing portfolio (excluding subserviced loans) is comprised of the following:

	December 31, 2007		December 31, 2006
	Number of Loans	Principal Balance Outstanding	Number of Loans	Principal Balance Outstanding
	(Dollars in thousands)
Freddie Mac	2,209	$77,231	2,903	$98,555
Fannie Mae	7,091	359,799	8,732	443,719
Ginnie Mae	5,607	298,533	6,716	367,712
VA, FHA, conventional and other loans	3,969	325,555	5,115	403,078
Total servicing portfolio	18,876	$1,061,118	23,466	$1,313,064

The Company’s servicing activity is diversified throughout 50 states with concentrations at December 31, 2007, in Missouri, Texas, New Mexico, Illinois, and California of approximately 15%, 14%, 12%, 11%, and 8% respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced.  As of December 31, 2007, 2006 and 2005, the Company subserviced loans for others of approximately $5,942,000, $7,059,000 and $11,373,000, respectively.

The Company’s custodial escrow balances shown in the accompanying consolidated balance sheets at December 31, 2007 and 2006 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company.  The custodial accounts are maintained at the Bank in noninterest-bearing accounts.  The balance of the custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

8.  Deposits
Deposit account balances are summarized as follows:

	December 31, 2007			December 31, 2006
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Savings accounts	$148	0.01%	1.04%	$115	0.01%	1.28%
NOW and DDA accounts	686,867	49.58	0.47	604,821	44.95	0.63
Money market accounts	668,483	48.25	2.19	705,371	52.41	2.78
Subtotal	1,355,498	97.84	1.32	1,310,307	97.37	1.79
Certificate accounts	29,983	2.16	4.21	35,374	2.63	3.87
Total Deposits	$1,385,481	100.00%	1.05%	$1,345,681	100.00%	1.84%

Included in NOW and DDA accounts are noninterest-bearing DDA accounts of $225,837,000 and $190,193,000 at December 31, 2007 and 2006, respectively.

Included in certificate accounts are approximately $13,025,000 and $25,708,000 of brokered deposits as of December 31, 2007 and December 31, 2006, respectively.

Contractual maturities of certificate accounts as of December 31, 2007 are as follows:

	Under 12 months	12 to 36 months	36 to 60 months	Total
	(Dollars in thousands)
3.00-3.99%	$15,115	$50	$–	$15,165
4.00-4.99%	5,561	2,395	53	8,009
5.00-5.99%	6,167	191	–	6,358
6.00-6.99%	451	–	–	451
	$27,294	$2,636	$53	$29,983

The following table presents concentrations of deposits at the Bank for the periods presented:

	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Sterling Trust Company	$404,615	$372,716
Matrix Financial Solutions, Inc.	236,435	195,249
Legent Clearing LLC	163,527	118,844
Other Deposit Concentrations	478,575	573,850

Sterling Trust Company – represents fiduciary assets under administration by Sterling, a wholly owned subsidiary of the Company; that are in NOW, demand and money market accounts.  Included in this balance at Sterling is a series of accounts for one life settlement agent for special asset acquisitions and administration with a balance of $103,830,000 and $54,356,000 at December 31, 2007 and December 31, 2006, respectively.  Management has elected to restructure this relationship and terminate certain elements of business with respect to this large life settlement agent account.  If Sterling cannot replace this business with deposits from other clients the aggregate deposits directed to the Bank by Sterling could decline materially in 2008.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Matrix Financial Solutions, Inc. (“MFSI”) – represents customer assets under administration by MFSI that are in NOW and money market accounts.  The Company owns an approximate 7% interest in MFSI, which is accounted for using the cost method.  The Bank provided three lending facilities to MFSI, an overdraft line, term note, and revolving line of credit, in the amounts of $10 million, $2 million and $2,552,000, respectively.  At December 31, 2007, there was $1,009,000 outstanding on the term note and no amounts outstanding on the other two lines.

Legent Clearing, LLC – represents institutional deposits received through Legent Clearing, LLC, that are in NOW and money market accounts.  The Company’s Chairman of the Board holds an indirect minority interest in Legent Clearing, LLC.

Other Deposit Concentrations – represents deposit funds from three and six institutional relationships maintained by the Bank as of December 31, 2007 and 2006, respectively.  Included in other deposit concentrations is one institutional relationship with balances of $455,862,000 and $461,643,000 at December 31, 2007 and 2006, respectively.

Interest expense on deposits is summarized as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Savings accounts	$2	$3	$5
NOW accounts	4,621	3,238	1,169
Money market accounts	21,138	17,112	10,621
Certificate accounts	1,381	2,389	4,088
Interest expense on deposits	$27,142	$22,742	$15,883

The aggregate amount of certificate accounts with a balance greater than $100,000 (excluding brokered deposits) was approximately $12,006,000 and $6,553,000 at December 31, 2007 and 2006, respectively.

9.  Borrowed Money

Borrowed money is summarized as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
One year advancing line converting to an amortizing term note payable to a third party financial institution, with annual equal principal payments beginning June 29, 2008 through June 29, 2012, collateralized by the common stock of the Bank; interest at 30 day LIBOR plus 1.25% (6.27% at December 31, 2007), $14,000,000 available at December 31, 2007	$6,000	$–
Revolving line of credit to a third party financial institution, through June 29, 2008, renewable annually, collateralized by the common stock of the Bank; interest at 30 day LIBOR plus 1.25%; (6.27% at December 31, 2007), $0 available at December 31, 2007	5,000	–
Subordinated debt securities, interest payments due quarterly at three-month LIBOR plus 2.75% (7.73% at December 31, 2007), maturing February 13, 2014	10,000	10,000
Assets sold under agreements to repurchase:
Company structured repurchase agreements	75,000	50,000
Customer repurchase agreements	1,428	–
Total	$97,428	$60,000

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The first item above is a $20 million advancing line facility that converts to an amortizing term loan on June 29, 2008.  The second item above is a $5 million companion revolving line of credit facility.  Both facilities are collateralized by all of the outstanding stock of the Bank.  The Company must comply with certain financial and other covenants related to the foregoing credit agreement including, among other things, the maintenance by the Bank of specific asset quality ratios, and “well capitalized” regulatory capital ratios.  Also, the credit agreement limits the Company’s ability to incur additional debt above specified levels.  At December 31, 2007, the Company was in compliance with all such covenants.

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

The Company structured repurchase agreements at December 31, 2007 are as follows:

Counterparty	JP Morgan	JP Morgan	Citigroup
Principal Balance	$25,000,000	$25,000,000	$25,000,000
Base interest rate	4.70%	4.76%	4.49%
Stated maturity date	September 28, 2011	November 21, 2011	February 21, 2012
Call date	September 28, 2008	November 21, 2008	November 21, 2008

The two structured repurchase agreements with JP Morgan Chase Bank, NA contain embedded floor options.  These options result in a cost of this debt for the first two years of the lesser of the base interest rate of the borrowing, or the base interest rate of the borrowing minus the amount, if any, by which 3 month LIBOR is less than the strike price set forth in the agreements; however, the rate may not fall below zero.  At December 31, 2007, CMO securities with a current balance of $83.1 million were pledged to collateralize these repurchase agreements.

As of December 31, 2007, the maturities of borrowed money are as follows:

(Dollars in thousands)

2008	$6,428
2011	50,000
2012	31,000
Thereafter	10,000
$97,428

10.  FHLBank Borrowings

United Western Bank obtains FHLBank borrowings from FHLBank of Topeka, which is the FHLBank that serves Denver, Colorado, and utilizes FHLBank of Topeka as its primary correspondent bank.  Prior to the Bank’s change of domicile in 2002, borrowings were obtained from FHLBank of Dallas.  Certain long-term borrowings that existed at that time with FHLBank of Dallas are still outstanding under their original terms.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The balances of FHLBank borrowings are as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
FHLBank of Topeka borrowings	$379,300	$492,500
FHLBank of Dallas borrowings	26,829	26,931
	$406,129	$519,431

At December 31, 2007 and 2006, borrowings of $199,300,000 and $362,500,000 had maturities of one week or less at FHLBank of Topeka.  At December 31, 2007 and 2006, borrowings of $186,000,000 and $146,000,000 were borrowed under Convertible Advance (CA) and Short Option Advance (SOA) agreements with the FHLBank.  Borrowings of $20,000,000 and $10,000,000 at December 31, 2007 and 2006, were under fixed rate agreements.  The CA and SOA borrowings require the payment of interest monthly and principal at maturity.  These CA and SOA borrowings have a term of up to ten years, but are callable quarterly at the option of the FHLBank beginning after a six month to three year lockout period depending on the particular CA and SOA borrowing.  If the FHLBank exercises its call option on a CA or SOA borrowing, the FHLBank is required to offer replacement funding to United Western Bank at a market rate of interest for the remaining term of the CA or SOA borrowing.  If United Western Bank elected to prepay a callable CA and SOA borrowing prior to the final maturity date FHLBank would charge a fee at its discretion for this prepayment, which generally makes the election cost prohibitive.  At December 31, 2007, the possible call dates varied from March 12, 2008 to November 16, 2009.  At December 31, 2007 and 2006, Community Investment advances of $829,000 and $931,000, respectively, were borrowed under a fixed term and rate and mature June 2, 2014.  All advances are secured by first lien mortgage loans, pledged mortgage backed and SBA pooled securities, the FHLBank stock owned by United Western Bank and any funds on deposit with the FHLBank.

As of December 31, 2007, the maturities of FHLBank borrowings are as follows:

(Dollars in thousands)

2008	$375,300
2009	30,000
2010	–
2011	–
2012	–
Thereafter	829
$406,129

The Bank is on blanket collateral status at FHLB - Topeka, which requires the Bank to identify yet maintain in its possession loan collateral pledged at FHLB - Topeka.  As of December 31, 2007, first lien residential mortgages of $359,050,000 were pledged to FHLB - Topeka.  Mortgage-backed and SBA pooled securities in the custody of FHLB - Topeka with a current balance of $497,638,000 were also pledged for borrowings.  Total FHLB - Topeka borrowings at December 31, 2007 were $379,300,000, and the Bank had available unused borrowing capacity from FHLB - Topeka of approximately $309,223,000.  The Bank is on full custody status at FHLB - Dallas, which requires the Bank to place loan collateral at the FHLB - Dallas.  As of December 31, 2007, first lien residential mortgages of $44,126,000 were pledged for $26,829,000 outstanding FHLB - Dallas borrowings.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

11.  Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Company

On June 8, 2007, the Company redeemed $5.2 million of junior subordinated debentures issued by Matrix Bancorp Capital Trust IV due December 8, 2031.  As a result of this redemption, the Company incurred a $131,000 expense during the second quarter of 2007 related to the write-off of the unamortized debt issuance costs.  Concurrently, $5 million of trust preferred securities were redeemed.

On July 25, 2007, the Company redeemed $15.5 million of junior subordinated debentures issued by Matrix Bancorp Capital Trust III, due July 25, 2031 and redeemed the $5.2 million of junior subordinated debentures, issued by Matrix Bancorp Capital Trust V, due January 25, 2032.  As a result of these two redemptions, the Company incurred $1,356,000 in expense during the third quarter of 2007 related to a prepayment penalty on Trust III, and the write-off of the unamortized debt issuance costs on both debentures.  Concurrently, $20 million of trust preferred securities were also redeemed.

At December 31, 2007 the Company has three remaining trusts, Matrix Bancorp Capital Trust II, Matrix Bancorp Capital Trust VI and Matrix Bancorp Capital Trust VIII, of which 100% of the common equity is owned by the Company.  The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company (the “debentures”). The debentures held by each trust are the sole assets of that trust.  Distributions on the capital securities issued by each trust are payable semiannually or quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.  The debentures held by the trusts are redeemable as noted below. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Company are summarized as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts
Junior subordinated debentures owed to Matrix Bancorp Capital Trust II, 10.18% junior subordinated debentures payable semi-annually, unsecured and maturing June 8, 2031	$12,400	$12,400
Junior subordinated debentures owed to Matrix Bancorp Capital Trust III, 10.25% junior subordinated debentures payable semi-annually, redeemed July 25, 2007	–	15,464
Junior subordinated debentures owed to Matrix Bancorp Capital Trust IV, six-month LIBOR plus 3.75% junior subordinated debentures payable semi-annually, redeemed June 8, 2007	–	5,155
Junior subordinated debentures owed to Matrix Bancorp Capital Trust V, six-month LIBOR plus 3.625% junior subordinated debentures payable semi-annually, redeemed July 25, 2007	–	5,155
Junior subordinated debentures owed to Matrix Bancorp Capital Trust VI, interest fixed at 6.425% through October 2009, then three-month LIBOR plus 2.50%, junior subordinated debentures payable quarterly, unsecured and maturing October 18, 2034	10,310	10,310
Junior subordinated debentures owed to Matrix Bancorp Capital Trust VIII, interest fixed at 5.86% through July 2010, then three-month LIBOR plus 1.69%, junior subordinated debentures payable quarterly, unsecured and maturing July 7, 2035	7,732	7,732
Total	$30,442	$56,216

Index

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

On August 30, 2004, Matrix Bancorp Capital Trust VI (“Trust VI”), a Delaware business trust formed by the Company, completed the sale of $10,000,000 of preferred securities bearing a fixed rate (6.425%) until the interest payment date in October 2009, and then a floating rate (three-month LIBOR plus 2.50%.)  Trust VI also issued common securities to the Company and used the net proceeds from the offering to purchase $10,310,000 in principal amount junior subordinated debentures bearing a fixed rate (6.425%) through the interest payment date in October 2009 and then a floating rate (three-month LIBOR plus 2.50%), junior subordinated debentures of the Company due October 18, 2034.  The preferred securities accrue and pay distributions quarterly at the rate as described above of the stated liquidation amount of $1,000 per preferred security.  The Company has fully and unconditionally guaranteed all of the obligations of Trust VI under the preferred securities.  The guarantee covers the quarterly distributions and payments on liquidation or redemption of the preferred securities, but only to the extent of funds held by Trust VI.  The preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures or upon earlier redemption as provided in the indenture.  The Company has the right to redeem the junior subordinated debentures, in whole or in part, on or after October 18, 2009, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.

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

All of the junior subordinated debentures owed to unconsolidated subsidiary trusts mature in periods greater than 5 years from December 31, 2007.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12.  Income Taxes

The income tax provision (benefit) consists of the following:

	Years ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Current:
Federal	$3,680	$5,800	$(1,538)
State	792	1,069	(177)
Deferred:
Federal	(1,065)	(1,944)	(670)
State	(99)	(180)	(62)
Provision (benefit)	$3,308	$4,745	$(2,447)

A reconciliation of the provision (benefit) for income taxes with the expected income taxes based on the statutory federal income tax rate follows:

	Years ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Expected income tax provision (benefit)	$4,707	$5,740	$(302)
State income tax provision (benefit), net of federal benefit	457	578	(29)
Tax-exempt interest income	(339)	(459)	(1,030)
New Markets Tax Credits	(1,117)	(1,037)	(729)
Resolution of uncertain tax position	(474)	(198)
Utilization of State net operating loss carry-forwards	–	–	(140)
Other	74	121	(217)
Provision (benefit) for income taxes	$3,308	$4,745	$(2,447)

The actual tax provision (benefit) differs from the expected tax expense (computed by applying the applicable United States Federal corporate tax rate of 35% (34% for 2005) and the composite state tax rates, which range from 4.5% to 8.0%) to the income before taxes for the years ended December 31, 2007, 2006 and 2005.  The difference from the expected tax expense is principally due to the recognition of tax credits under the New Markets Tax Credits Program, tax-exempt interest income earned on bank owned life insurance and other tax-exempt instruments and resolution of uncertain tax positions.  Also, in 2005 we realized a remaining state net operating loss carry-forward.  Partially offsetting these reductions are items that are not deductible for tax purposes, including portions of donations and certain meal and entertainment expenses.

During 2004, the Company acquired $12,600,000 of New Markets Tax Credits allocation.  Under the program, the Company funded qualifying loans and the Company receives Federal income tax credits that will be recognized over seven years, with 2004 being the first year for this allocation.  In 2004, the Company received an additional $50,000,000 allocation of New Market Tax Credits.  In the fourth quarter of 2005, the Company utilized $11,000,000 of this allocation.  In the fourth quarter of 2006, the Company utilized approximately $10 million of this allocation.  The remaining $29,000,000 of the allocation was monetized through unaffiliated third party investors.  The tax credit recognized under the allocations was $1,117,000, $1,037,000 and $729,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes shown below.

	December 31,
	2007	2006
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and valuation losses	$5,655	$4,833
Deferred fees	1,859	1,307
State operating loss carry-forwards	–	50
Gain on sale of building	4,109	4,508
Stock based compensation	590	69
Unrealized loss on available for sale securities	1,373	–
Other	304	400
Subtotal	13,890	11,167
Valuation allowances	–	(50)
Total deferred tax assets	13,890	11,117

Deferred tax liabilities:
Mortgage servicing rights	$(2,244)	$(3,291)
New Markets Tax Credits	(2,025)	(1,335)
Installment gain on sale of interest in subsidiary	(223)	(1,122)
FHLB Dividends	(2,712)	(2,606)
Other	(573)	(387)
Total deferred tax liabilities	(7,777)	(8,741)
Net deferred tax asset	$6,113	$2,376

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  The Company has provided a valuation allowance for state operating loss carry-forwards in 2006 related to the state of Arizona, these carryforwards expired unused in 2007. No other valuation allowances for deferred tax assets are considered necessary at December 31, 2007 or 2006.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions.  The material income tax returns the Company files are the U.S. federal income tax return which has a three year statute of limitations, and the Colorado state income tax return, which has a four year statute of limitations.  Accordingly, The U.S. federal return for tax years ended on or after December 31, 2004 and the Colorado return for tax years ended on or after December 31, 2003 are subject to examination by the relevant taxing authority.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007.  As a result of the implementation of FIN 48, the Company reclassified unrecognized tax benefits of $1.2 million to other liabilities in the balance sheet that were previously included in deferred income tax liabilities.

Index

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

During 2007 and 2006, the Company realized $474,000 and $198,000, respectively, of unrecognized tax benefits as a result of the lapse of the applicable statute of limitations, which was related to portions of the third item discussed above that arose in 2003 and 2002, respectively.  At December 31, 2007, there are $726,000 of unrecognized tax benefits for which the statute of limitations expires over the next two years.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in other expense.  At December 31, 2007, the Company accrued a liability for unrecognized benefits of approximately $200,000, which is included in other liabilities on the balance sheet.

13.  Regulatory

The Company. The Company is a unitary thrift holding company and, as such, is subject to the regulation, examination and supervision of the Office of Thrift Supervision (“OTS”).

United Western Bank. The Bank is subject to various regulatory capital requirements administered by the OTS.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet commitments as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to total assets (as defined in the regulations).  Management believes, as of December 31, 2007 and 2006, the Bank met all applicable capital adequacy requirements.

As of December 31, 2007, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action provisions.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. Management believes that there have been no conditions or events since the OTS notification that have changed this categorization.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$159,887	13.1%	$97,574	8.0%	$121,967	10.0%
Core Capital (to Adjusted Tangible Assets)	150,865	7.3	83,278	4.0	104,098	5.0
Tier I Capital (to Risk Weighted Assets)	150,865	12.3	N/A	N/A	73,180	6.0

As of December 31, 2006
Total Capital (to Risk Weighted Assets)	$153,520	15.7%	$78,249	8.0%	$97,811	10.0%
Core Capital (to Adjusted Tangible Assets)	145,805	6.8	85,574	4.0	106,967	5.0
Tier I Capital (to Risk Weighted Assets)	145,805	14.9	N/A	N/A	58,687	6.0

The various federal banking statutes to which the Bank is subject include limitations regarding the nature of the transactions in which it can engage or assets it may hold or liabilities it may incur.

Matrix Financial. As a wholly owned subsidiary of the Bank, Matrix Financial is also subject to OTS regulation.  In addition, Matrix Financial is also subject to examination by various regulatory agencies involved in the mortgage banking industry.  Each regulatory agency requires the maintenance of a certain amount of net worth, the most restrictive of which required Matrix Financial to maintain a net worth of $957,000 at December 31, 2007 and $1,133,000 at December 31, 2006.  At December 31, 2007 and 2006, Matrix Financial was in compliance with these regulatory requirements.

First Matrix. First Matrix, headquartered in Denver, Colorado, a wholly owned subsidiary of the Company, is a broker-dealer registered with the SEC under Securities Exchange Act Rule 15c3-3(k)(2)(ii).  First Matrix is subject to the SEC’s Net Capital Rule that requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined by the regulations, shall not exceed 15 to 1.  At December 31, 2007, First Matrix had net capital of $580,000, which was $575,000 in excess of its required net capital of $5,000.  First Matrix’s aggregate indebtedness to net capital ratio was 0.07 to 1.

Sterling Trust. As a Texas trust company, Sterling Trust is generally required to maintain minimum restricted capital of at least $1,000,000, and may be required to maintain additional capital if the Texas Banking Commissioner determines that it is necessary to protect the safety and soundness of Sterling.  At December 31, 2007, Sterling was in compliance with capital requirements under Texas law.

14.  Shareholders’ Equity

Stock Option Plans

The Company has three equity incentive plans, the 2007 Equity Incentive Plan (the “2007 Plan”) the 2006 Special Stock Option Plan (“2006 Plan”) and the 1996 Amended and Restated Stock Option Plan (“1996 Stock Option Plan”), which are administered by the compensation committee of the board of directors (the “Compensation Committee”).  The 2007 Plan provides a variety of long-term equity based incentives to officers, directors, employees and other persons providing services to the Company.  While the 1996 Stock Option Plan provides only for grant of stock options, the 2007 Plan authorizes the Compensation Committee to grant other forms of equity based incentive compensation, such as restricted stock awards, stock appreciation rights, performance units and supplemental cash payments, in addition to stock option grants.  In light of the approval of the 2007 Plan by the Company’s shareholders on May 17, 2007, the Company does not intend to grant any additional stock options under the Company’s 1996 Stock Option Plan.  At December 31, 2007, grants of 100,855 options, 46,332 restricted stock units and 2,711 shares to outside directors have been issued under the 2007 Plan, net of forfeitures. Thus the Company considers there are 850,102 shares available for future grants.

Index

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

The options granted under the 1996 Stock Option Plan and the 2006 Plan provide that in most instances, an option must be exercised by the optionee within 30 days after the termination of employment, if and to the extent such option was exercisable on the date of such termination.  Under the 2007 Plan, in most instances, an option must be exercised by the optionee no later than the date of termination of employment, if and to the extent such option was exercisable on the date of such termination.

Except for 12,500 options granted to independent members of our board of directors, which vested over a one-year period, and 5,000 consultant options that vested over the consulting agreement period, all options governed by the Company’s equity incentive plans that are outstanding as of December 31, 2007 and 2006, are nonqualified options that vest ratably over a five year term and have a 10-year life.  Each award from all plans is evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which each the option pertains, and such other provisions as the Compensation Committee determines.  The option price for each grant is at least equal to the fair market value of a share of United Western Bancorp, Inc. common stock on the date of grant.  Upon a change in control of the Company, as defined in the Plans, the Compensation Committee is authorized to accelerate vesting or modify other terms of exercise that in its sole discretion it deems equitably warranted.

The Company has granted 46,332 restricted stock units at December 31, 2007.  These awards vest 20% annually on the anniversary date of the grant over a five year period.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the Company’s stock option activity and related information is as follows:

		Non-Vested Stock Awards Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant – Date of Fair Value	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2005	640,125	–	–	440,550	$10.94
Granted	(53,000)	–	–	53,000	12.87
Exercised	–	–	–	–	–
Forfeited or cancelled	491,550	–	–	(491,550)	11.08
Outstanding at December 31, 2005	1,078,675	–	–	2,000	26.50
Shares authorized – 2006 Special Stock Option Plan	107,143	–	–	–	–
Granted	(734,924)	–	–	734,924	20.09
Exercised	–	–	–	–	–
Forfeited or cancelled	6,250	–	–	(6,250)	23.95
Outstanding at December 31, 2006	457,144	–	–	730,674	20.07
Shares authorized – 2007 Equity Incentive Plan	1,000,000	–	–	–	–
Granted	(233,087)	47,035	$15.48	186,052	21.40
Director shares	(2,711)	–	–	–	–
Exercised	–	–	–	(500)	22.75
Forfeited or cancelled	17,346	(703)	15.49	(16,643)	22.18
Outstanding at December 31, 2007	1,238,692	46,332	$15.48	899,583	$20.31

Other information regarding options outstanding at December 31, 2007 is as follows:

Options Outstanding				Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in years	Number of Shares	Weighted Average Exercise Price
Exercise Price Range:
$19.00 – 20.00	491,747	$19.01	8.04	102,349	$19.05
20.01 – 21.00	132,228	20.26	9.17	10,590	20.16
21.01 – 22.00	60,575	21.30	9.76	–	–
22.01 – 23.00	138,653	22.83	8.27	32,531	22.87
23.01 – 24.01	76,380	23.36	8.92	12,387	23.19
	899,583	$20.31	8.43	157,857	$20.24

Proceeds from stock option exercises totaled $12,000 in 2007 and $0 in 2006 and 2005.  Shares issued were from available authorized shares.  There were 157,857 options exercisable at December 31, 2007, including those granted to the Company’s board of directors and consultants.  The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options were $485,000 and $97,000, respectively, at December 31, 2007.

Stock-Based Compensation Expense

Stock-based compensation expense totaled $1,036,000 in 2007 and $575,000 in 2006.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards.  Stock-based compensation expense for 2007 was incurred as follows: $772,000 for stock options, $114,000 for non-vested stock awards, $62,000 for shares issued to the independent members of our board of directors, and $88,000 in connection with the Company’s Employee Stock Purchase Plan.  For 2006, stock-based compensation expense was incurred solely for stock options.  The total income tax benefit recognized in the accompanying consolidated statements of income related to stock-based compensation was $396,000 in 2007 and $220,000 in 2006.  Unrecognized stock-based compensation related to stock options totaled $2.6 million at December 31, 2007.  At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.3 years.  Unrecognized stock-based compensation expense related to non-vested stock awards was $604,000 at December 31, 2007.  At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 4.2 years.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Valuation of Stock-Based Compensation

The fair value of the Company’s stock options granted is estimated on the measurement date, which, for the Company, is the date of grant.  Prior to 2006 the fair value of stock options was estimated using the Black-Scholes option-pricing model.  The fair value for options for 2005 was estimated with the following weighted-average assumptions: risk-free interest rate of 4.3%; a dividend yield of zero percent; volatility factors of the expected market price of the Company’s common stock of 24%; and a weighted-average expected life of the option of four years.  The Company estimated the expected market price volatility and expected term of the options based on historical data and other factors.

The Black-Scholes option valuation model is used to estimate the fair value of traded options which have no vesting restrictions and are fully transferable.  Like other option valuation models Black-Scholes requires the input of highly subjective assumptions, including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, that model did not necessarily provide the most reliable single measure of the fair value of its employee stock options.

For the reasons discussed above, beginning in 2006, the Company estimates the fair value of stock options granted using a trinomial lattice-based valuation model rather than the Black-Scholes model.  The trinomial lattice-based model takes into account certain dynamic assumptions about interest rates, expected volatility, expected dividends, employee exercise patterns and other factors.  Accordingly, management believes the trinomial lattice-based model provides a better fair value estimate.

The weighted-average fair value of stock options granted during 2007 and 2006, estimated using a trinomial lattice-based valuation model was $4.48 and $4.38, respectively.  The assumptions used to determine the fair value of options granted during 2007 and 2006 are detailed in the table below:

	Years Ended December 31,
	2007	2006
Expected Volatility	25.70% – 27.40%	26.30% – 27.70%
Expected dividend yield	0.93% – 1.19%	0.00%
Risk-free interest rate	4.12% – 4.77%	4.56% – 5.22%
Expected term (in years)	5.50 – 7.00	4.39 – 7.72
WA grant date Fair Value	$3.13 – $5.51	$3.44 – $9.41
Options granted	186,052	734,924
Options forfeited	(16,643)	(6,250)

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Expected volatility is based primarily on historical volatility (estimated using a rolling five-year weekly average) of the closing price of the Company’s common stock, and other factors.  In estimating the expected dividend yield, for 2007 the Company commenced the payment of a regular quarterly dividend in the first quarter of 2007, which is considered in the option valuation.  The Company paid no dividends in 2006, and thus excluded dividends from the determination of the fair value of options in that period. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant with term equal to the life of the option.  In estimating the fair value of stock options under the trinomial lattice-based valuation model, separate groups of employees that have similar historical exercise behavior are considered separately.  The expected term of options granted is derived using the lattice model and represents the period of time that options granted are expected to be outstanding.  The range of expected term and estimated forfeitures (employee exit rate) results from certain groups of employees exhibiting different behavior.  Options forfeited impact the amount of compensation expense recognized in the consolidated income statements.  Share-based compensation expense is based on awards that are ultimately expected to vest; accordingly, share-based compensation expense may be impacted if actual forfeitures differ from estimated forfeitures.

Employee Stock Purchase Plan

In 1996, the board of directors adopted and the shareholders approved an Employee Stock Purchase Plan (“Purchase Plan”) and authorized, as amended, 400,000 shares of common stock (“ESPP Shares”) for issuance thereunder.  The price at which ESPP Shares are sold under the Purchase Plan is 85% of the lower of the fair market value per share of common stock on the enrollment date or the purchase date.  During the year ended December 31, 2007, the Company issued 18,308 ESPP Shares to participants in the plan compared to 0 shares for 2006 and 2005.  Included in stock-based compensation the Company incurred $88,000 of expense in 2007 associated with the Purchase Plan.  As of December 31, 2007, there were 171,639 ESPP Shares available for future issuance.

Proforma Earnings for under FAS 123

Had compensation cost for the Company’s stock-based plans been determined consistent with SFAS No. 123, the Company’s net income and income per share would not have been impacted by this statement.

Stock Repurchase Plan

On August 2, 2007, the Company’s Board of Directors authorized the repurchase of up to 5% of the outstanding shares of the Company’s common stock, which represented a total of 361,289 shares.  During 2007, the Company repurchased 60,200 of its common shares for $1.25 million.  During 2006, the Company repurchased, pursuant to a prior Board authorization, 300,000 shares of its common stock for approximately $5.85 million.  Based on the corporate authorizations as of December 31, 2007, the Company may repurchase up to 378,918 of its currently issued and outstanding common shares.  Repurchases of outstanding shares of common stock are part of the Company’s capital management plan and strategy.  In accordance with Colorado law, all repurchased shares are retired.

15.  Defined Contribution Plan

The Company has a 401(k) defined contribution plan (“Plan”) covering all employees twenty-one years of age and older who have elected to participate in the Plan.  Each participant may make pretax contributions to the Plan up to the lesser of the amount allowed by the Internal Revenue Code or 100% of such participant’s earnings.  The Company matches 50% of participant contributions on the first 6% of compensation deferred, not to exceed 3% of the participant’s compensation.  The Plan was amended in 2007 to provide for vesting of matching contributions over a three year period; 20% after one year, 40% after two years and 100% after three years.  In prior years the Plan provided for vesting of matching contributions ratably over a five year period. The Company contributed approximately $313,000, $366,000 and $427,000 during the years ended December 31, 2007, 2006 and 2005, respectively, which were recorded in compensation and employee benefits expense in the consolidated statements of income.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

16.  Commitments, Contingencies, Off-Balance-Sheet Arrangements and Related Party Transactions

Sale-leaseback of United Western Financial Center

On September 29, 2006, the Company sold the United Western Financial Center, a high rise office tower located in downtown Denver, Colorado.  The Company sold the building for $27.3 million and received net proceeds of $26.5 million net of commissions and costs.  The Company’s basis in the building was $14.8 million, resulting in a gross deferred economic gain of $12.1 million.  In connection with the sale, the Company and the Bank agreed to lease back approximately 62,487 square feet of office space in the building for a term of 10 years.  In addition, the Company guaranteed certain third-party lease obligations on approximately 23,171 square feet of office space for 10 years (such third parties being former subsidiaries of the Company).  Management estimated and accrued an obligation of $840,000 for the third party space based on the existing lease terms and other factors related to those leases and the Company’s guarantee.  This guarantee was recorded pursuant to the provisions of FIN45, which requires proceeds from the sale of assets to be allocated between the guarantee and proceeds from the sale, thus impacting the gain on the transaction.  Changes in the guarantee will be recognized currently in earnings as changes in the value of the guarantee occur.  After its guarantee obligation, the Company has a net deferred economic gain of approximately $11.2 million.  Due to the requirements of SFAS No. 98, which provides accounting guidance for sale leaseback transactions, the Company will recognize the gain at a rate of approximately $1.1 million annually, pre-tax, as a reduction in lease expense over the 10-year term of the lease. In the year ended December 31, 2007, the Company recognized $1.1 million as a reduction in lease expense, which is included in occupancy and equipment expense on the statements of income.  The table below provides information regarding the lease as follows:

	Cash Rent (1)	Accrual Rent (2)	Deferred Rent (3)	Deferred Gain (4)	Net Rent Expense (5)
	(Dollars in thousands)
2008	$1,229	$1,367	$138	$1,123	$244
2009	1,271	1,367	96	1,123	244
2010	1,314	1,367	53	1,123	244
2011	1,357	1,367	10	1,123	244
2012	1,399	1,367	(32)	1,123	244
Thereafter	5,623	5,129	(494)	4,209	920
Total	$12,193	$11,964	$(229)	$9,824	$2,140

(1)	The cash rent reflects the future minimum lease payments required to be paid under the terms of the lease.
(2)	GAAP requires when a lease has an escalation clause the rent must be accrued on a straight line basis over the lease term or expected life of the lease.
(3)	The deferred rent represents the difference between columns (1) and (2). Deferred rent accumulates in the first half of the lease and then reverses over the later part of the lease.
(4)	The deferred gain represents the recognition of the remaining $9.8 million economic gain over the life of the lease.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(5)
The prospective effect of the reduction in the Company’s net rent expense from realization of the annual deferred gain amortization will be substantially offset by the rental income that was previously earned by Matrix Tower Holdings, LLC.

Leases

The Company leases other office space and certain equipment under noncancelable operating leases. Annual amounts due under the office and equipment leases as of December 31, 2007 are approximately as follows:

(Dollars in thousands)

2008	$897
2009	897
2010	746
2011	439
2012	217
Thereafter	756
$3,952

Total rent expense aggregated approximately $1,271,000, $978,000 and $736,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and is recorded in occupancy and equipment expense.

Total rental income for the years ended December 31, 2006 and 2005 aggregated approximately $2,105,000, and $2,150,000, respectively.

Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business the Company enters into various transactions, which in accordance with generally accepted accounting principles in the United States, are not included in its consolidated balance sheets.  The Company enters into these transactions to meet the financing needs of its customers.  These transactions include commitments to extend credit and standby letters of credit, which involve elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated financial statements.  The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

Commitments to extend credit are agreements to lend to, or provide a credit guarantee for, a customer as long as there is no violation of any condition established in the contract.  The Company enters into contractual commitments to extend credit, generally with fixed expiration dates or termination clauses, at specified rates and for specific purposes.  These commitments generally require the payment of a fee.  Because many of these instruments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Commitments to extend credit totaled $341 million and $240 million at December 31, 2007 and 2006.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.  Standby letters of credit totaled $2.4 million and $791,000 at December 31, 2007 and 2006.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Contingencies - Liabilities and Guarantees

The Bank has entered into an agreement that totals approximately $1.25 million to purchase land for a future community bank in the Colorado Front Range.  The purchase is conditional on either municipal approvals or the completion of due diligence.

In the period between 2000 and 2003, Matrix Financial originated and sold approximately $8.9 billion of residential mortgage loans. The Bank continues to be involved periodically in the subsequent sale of residential mortgage loans. These loans were and are sold to investors in the normal course of business.  These agreements usually require certain representations and warranties concerning credit information, loan documentation, collateral, and insurability.  On occasion, investors have requested the Bank or Matrix Financial to repurchase loans or to indemnify them against losses on certain loans which the investors believe do not comply with applicable representations.  Upon completion of its own investigation regarding the investor claims, the Bank and Matrix Financial generally repurchase or provide indemnification on certain loans, as appropriate.

The Company maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions.  Total loans repurchased during the years ended December 31, 2007, 2006 and 2005 were $1,037,000, $1,185,000, and $2,019,000, respectively.  Loans indemnified that remain outstanding at December 31, 2007 totaled $7,929,000, of which $2,780,000 are guaranteed as to principal by FHA.  Losses charged against the liability for estimated losses on repurchase and indemnification were $97,000, $342,000, and $2,140,000 for 2007, 2006 and 2005, respectively.  At December 31, 2007 and 2006, the liability for estimated losses on repurchase and indemnification was $1,650,000, $2,093,000, respectively, and was included in other liabilities on the consolidated balance sheets.

In connection with the sale of ABS School Services, LLC, as discussed in Note 24, the Company’s recourse obligation for certain loans, which was $5,400,000 at March 31, 2006, was transferred to the purchaser.  Pursuant to the sales agreement, the Company guarantees, for a five year period, the repayment of the loans sold to the purchaser up to an aggregate amount of $1,650,000, which created a new recourse obligation for the Company.  Included in other general and administrative expenses for the year ended December 31, 2006 is a charge of $950,000 to reflect in the Company’s consolidated financial statements the estimated liability related to this recourse obligation.  This charge was included in other noninterest expense.  At December 31, 2007, and 2006, the liability for estimated recourse obligations was $935,000, and was included in other liabilities on the consolidated balance sheet.

Contingencies – Legal

The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to its business.  The Company accrues liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated.  Such accruals are based upon developments to date, the Company’s estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters.  Because the outcome of most litigation matters is inherently uncertain, the Company will generally only accrue a loss for a pending litigation matter if, for example, the parties to the matter have entered into definitive settlement agreements or a final judgment adverse to the Company has been entered.  Based on evaluation of the Company’s litigation matters and discussions with internal and external legal counsel, management believes than an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2007 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

United Western Bancorp, Inc. United Heritage Financial Group, Inc. and United Heritage Life Insurance Company v. First Matrix Investment Services et al, On October 27, 2006, a complaint was filed against the Company and First Matrix, along with Brian Curd and Kent Snodgrass, former employees of First Matrix, in Idaho State District Court alleging violations of state securities laws, the Idaho Consumer Protection Act and fraud arising the sale of an approximately $1.7 million mortgage backed bond from First Matrix to one of the plaintiffs.  The case, which was subsequently removed to the U.S. District Court in Idaho on December 12, 2006, is based on the plaintiffs’ claims that First Matrix should have made certain disclosures regarding the risk of the withdrawal of a USDA government guarantee of the bond, which withdrawal subsequently occurred and the bond went into default. In June of 2007, the court dismissed the underwriter, Duncan Williams, from the lawsuit based on lack of personal jurisdiction.  The Company and First Matrix may seek indemnification for the claims made against them in this case from the underwriter or from other potentially responsible parties.  While the defendants’ liability, if any, to the plaintiffs in this case is uncertain at this time, the Company believes that the defendants have meritorious defenses to the plaintiffs’ claims.

United Western Bank.  Ward Enterprises, LLC v. Daniel E .McCabe et. al. including United Western Bank.  In February 2008, the plaintiff filed a complaint in Colorado District Court for the City and County of Denver seeking damages from the holders of an institutional account at the Bank, the Bank, and a former employee of the Bank, for breach of fiduciary duties due to the plaintiff and aiding and abetting the conversion of approximately $1.84 million of plaintiff’s funds by the holder of the institutional account maintained at the Bank.  While the defendants’ liability, if any, to the plaintiff in this case is uncertain at this time, the Company believes that the defendants have meritorious defenses to the plaintiff’s claims.

The Company and the Bank have also been named as defendants in the Munoz matter described below.

Sterling.  Douglas Wheeler, et al. v. Pacific Air Transport, et al.; Paul C. Jared, et al. v. South Mountain Resort and Spa, Inc., et al.; Lawrence Rehrig, et al. v. Caffe Diva, et al.; Merrill B. Christman, et al. v. Millennium 2100, Inc., et al.; David M. Veneziale, et al. v. Sun Broadcasting Systems, Inc., et al.; and Don Glazer, et al. v. Technical Support Servs., Inc., et al. Sterling was named a defendant in several putative class action lawsuits (the “IRA Suits”) filed in November 2000 in the U. S. District Court for the Western District of Pennsylvania alleging that Sterling breached fiduciary duties and was negligent in administrating each plaintiff’s self-directed individual retirement account holding a nine-month promissory note.  On April 26, 2001, the court transferred all the IRA Suits to the Western District of Texas, where they were subsequently referred to binding arbitration.  The arbitration of the IRA Suits has been abated, however, pending the outcome of the Munoz case described below.  Sterling believes it has meritorious defenses and is defending the matters vigorously.  While Sterling’s liability, if any, to the plaintiffs in these arbitrations is uncertain at this time, the Company believes that it has meritorious defenses to the plaintiff’s claims.
Heraclio A. Munoz, et al. v. Sterling Trust Company, et. al. pending in Superior Court of the State of California (“Munoz”).  In this complaint filed in December 2001, plaintiffs sought class action status for their claims alleging negligent misrepresentation, breach of fiduciary duty and breach of written contract by Sterling.  The Company and the Bank, along with other unrelated parties, have also been named as defendants.  In the fourth quarter of 2005, Sterling was granted summary judgment as to all claims against it by the plaintiffs.  After the order granting summary judgment was formally entered in April 2006, the plaintiffs filed an appeal in September 2006.  The pending appeal has been briefed but oral arguments have not yet been scheduled.  Since it is possible that the decision in favor of Sterling could be overturned on appeal, the liability of the Company, if any, for the claims made in this case is uncertain, though the Company believes that Sterling, the Company and the Bank will still have meritorious defenses to those claims.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Related Party Transactions

On September 29, 2006, the Company entered into a co-location license agreement (the “Agreement”) with Legent Clearing, LLC (“LC”) to share office space with LC located in Thornton, Colorado.  The company uses the office as a business continuity site.  The Agreement was renewed in 2007 and currently matures April 30, 2010 at $3,000 per month.  The Bank also extended a $5 million line of credit (the “Loan”) to Legent Group, LLC (“LG”).  LC is a wholly owned subsidiary of LG.  Because Guy Gibson, the Company’s Chairman of the Board and largest shareholder, founded LC in 2001, is currently an indirect 7% shareholder of LG and serves on LG’s Board of Directors, the Company’s Audit Committee (which is responsible for reviewing and approving all related party transactions) reviewed both the Agreement and the Loan.  The Audit Committee determined that the monthly payments to LC pursuant to the Agreement were at market rates for the space to be used and, accordingly, that the terms of the Agreement are as fair as would have been obtained from an unaffiliated third party.  The Audit Committee also determined that the Loan was fair and equitable and in the best interest of the Company.  Based on these determinations, the Committee approved both transactions and waived any potential violations of the provisions of the Company’s Business Conduct and Ethics.

In connection with the private placement and tender offer discussed in Note 22, the Company paid a total of $1,859,000 to G2 Holding Corp. for recruitment fees and expense reimbursements, which were directly charged against the proceeds raised from the private placement and tender offer.  Guy A. Gibson, Chairman of the Company, is the Chairman of G2 Holding Corp., and Michael J. McCloskey, Chief Operating Officer of the Company, was the Executive Vice President of G2 Holding Corp prior to accepting his position with the Company.  In addition, associated with the private placement, the Company paid a $300,000 financial advisory services fee to Milestone Advisors, LLC, an affiliate of Milestone Merchant Partners, LLC.  Michael J. McCloskey is a managing director of Milestone Merchant Partners, LLC.

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

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

17.  Fair Value of Financial Instruments

The carrying amounts and estimated fair value of financial instruments are as follows:

	December 31,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$40,806	$40,806	$23,754	$23,754
Investment securities – available for sale	87,676	87,676	142,146	142,146
Investment securities – held to maturity	574,105	568,309	696,833	691,419
Loans, net	1,254,781	1,257,318	1,155,721	1,161,192
FHLBank stock	39,913	39,913	42,764	42,764
Accrued interest receivable	10,551	10,551	11,385	11,385
Derivative assets	–	–	–	–

Financial liabilities:
Deposits	$1,385,481	$1,385,483	$1,345,681	$1,345,298
Custodial escrow balances	34,172	34,172	40,017	40,017
FHLBank borrowings	406,129	410,552	519,431	518,277
Borrowed money and junior subordinated debentures	127,870	97,688	116,216	85,701
Accrued interest payable	2,018	2,018	2,592	2,592
Derivative liabilities	–	–	–	–

The following methods and assumptions were used by the Company in estimating the fair value of the financial instruments:

The estimated fair value approximates carrying value for cash and cash equivalents, FHLBank stock, and accrued interest.

The estimated fair value of investment securities is based on quoted market prices, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

The estimated fair value of community bank loans approximates carrying value for variable-rate loans that reprice frequently and with no material change in credit risk since origination.  The fair value of fixed-rate and variable-rate community bank loans which may not reprice or reprice infrequently is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers with similar credit quality.  Fair values for impaired loans are estimated using the fair value of the underlying collateral value.  Fair values of loans held for sale are based on quoted market prices where available or outstanding commitments from reputable investors. If quoted market prices are not available, fair values are based on quoted market prices of similar loans sold in securitization transactions, adjusted for differences in loan characteristics.

The value of derivative financial instruments are based on changes in fair values of the underlying commitments and contracts to which they relate as determined by available market prices.

The estimated fair value approximates carrying value for demand deposits (e.g., interest and noninterest checking, savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The estimated fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected periodic maturities on time deposits.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The fair value disclosed for FHLBank borrowings and borrowed money and junior subordinated debentures is estimated using a discounted cash flow calculation that applies interest rates currently being offered on FHLBank borrowings and borrowed money and junior subordinated debentures.

The Company’s lending commitments are predominately variable-rate and have clauses that if the customer’s credit quality deteriorates, we are not obligated to fund the commitment.  Accordingly, the fair values of these items are not material and are not included in the table above.

18.  Parent Company Condensed Financial Information

Condensed financial information of United Western Bancorp, Inc. (“Parent”) is as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash	$1,532	$16,669
Other receivables	23	70
Premises and equipment, net	347	362
Other assets	5,814	4,009
Investment in and advances to subsidiaries	162,315	158,732
Total assets	$170,031	$179,842

Liabilities and shareholders’ equity:
Total debt (a)	$51,442	$66,216
Other liabilities	5,168	5,873
Total liabilities	56,610	72,089
Shareholders’ equity:
Common stock	1	1
Additional paid-in capital	23,724	23,616
Retained earnings	92,364	83,970
Accumulated other comprehensive (loss) income	(2,668)	166
Total shareholders’ equity	113,421	107,753
Total liabilities and shareholders’ equity	$170,031	$179,842

(a)	The Parent’s debt is set forth in a table following the condensed statements of cash flows. See Note 9 and Note 11 for additional information regarding debt.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Years ended December 31,
	2007	2006	2005
Condensed Statements of Income	(Dollars in thousands)
Income:
Interest income	$29	$124	$232
Other	88	54	72
Total income	117	178	304

Expenses:
Compensation and employee benefits	4,941	4,730	11,372
Interest on borrowed money	4,953	6,244	6,151
Occupancy and equipment	667	667	599
Professional fees	543	485	441
Redemption of junior subordinated debentures	1,487	176	322
Other general and administrative	(368)	(161)	(537)
Total expenses	12,223	12,141	18,348

Loss before income taxes and equity income of subsidiaries	(12,106)	(11,963)	(18,044)
Income taxes (b)	–	–	–
Loss before equity income of subsidiaries	(12,106)	(11,963)	(18,044)
Equity income of subsidiaries	22,247	23,619	19,602
Net income	$10,141	$11,656	$1,558

(b)
The Company’s tax sharing agreement requires each entity to calculate its income taxes on a stand alone basis.  Generally subsidiaries pay the Parent an amount equal to its individual current income tax provision calculated on the basis of the subsidiary filing a separate return. The Parent, as it carries debt for the benefit of all subsidiaries incurs net operating losses.

	Years ended December 31,
	2007	2006	2005
Condensed Statements of Cash Flows	(Dollars in thousands)
Operating activities:
Net income	$10,141	$11,656	$1,558
Adjustments to reconcile net income to net cash from operating activities:
Equity income of subsidiaries	(22,247)	(23,619)	(19,602)
Dividends from subsidiaries	9,966	21,610	2,066
Share based compensation expense	1,036	575	–
Loss on disposal of assets	–	30	–
Depreciation and amortization	827	688	770
Unrealized (loss) gain on securities available for sale	(2,834)	148	(108)

Changes in assets and liabilities:
(Decrease) increase in other liabilities	(705)	1,825	(959)
(Increase) decrease in other receivables and other assets	(2,371)	176	(885)
Net cash from operating activities	(6,187)	13,089	(17,160)

Investing activities:
Purchases of premises and equipment	(199)	(248)	(193)
Return of investment in and advances to subsidiaries, net	8,698	3,728	13,859
Net cash provided by investing activities	8,499	3,480	13,666

Financing activities:
Net change in borrowed money – revolving lines of credit	5,000	(3,217)	(1,071)
Borrowed money – advance on term line	6,000	–	–
Redemption of capital securities of subsidiary trust	(25,774)	(5,156)	(8,195)
Proceeds from issuance of capital securities of subsidiary trust	–	–	7,500
Proceeds from issuance of common stock, net	311	–	86,963
Stock option exercise	12	–	–
Redemption of common stock shares under tender offer	–	(79,501)	–
Repurchase of common stock	(1,251)	(5,853)	–
Dividends paid	(1,747)	–	–
Net cash from financing activities	(17,449)	(93,727)	85,197
(Decrease) increase in cash	(15,137)	(77,158)	81,703
Cash at beginning of year	16,669	93,827	12,124
Cash at end of year	$1,532	$16,669	$93,827

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Parent Company Debt is set forth below:

	December 31,
	2007	2006
	(Dollars in thousands)
Subordinated debt	$10,000	$10,000
Borrowed money – advancing and revolving lines	11,000	–
Total term notes	21,000	10,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts	30,442	56,216
Total debt	$51,442	$66,216

As of December 31, 2007, the maturities of debt are as follows:

(Dollars in thousands)

2008	$5,000
2009	–
2010	–
2011	–
2012	6,000
Thereafter	40,442
$51,442

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

19.  Quarterly Financial Data (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except share data)
2007
Operations:
Net interest income before provision for credit losses	$18,368	$17,856	$16,721	$15,897
Provision for credit losses	1,174	352	567	358
Noninterest income	4,656	6,296	4,689	5,343
Noninterest expense	17,623	20,642	17,827	17,834
Income from continuing operations before income taxes	4,227	3,158	3,016	3,048
Income tax provision	1,244	495	774	795
Net income	$2,983	$2,663	$2,242	$2,253
Net income per share data:
Basic	$0.41	$0.37	$0.31	$0.31
Diluted	$0.41	$0.37	$0.31	$0.31
2006
Operations:
Net interest income before provision for credit losses	$15,096	$13,504	$13,449	$13,469
Provision for credit losses	82	232	1,071	957
Noninterest income	7,149	7,392	5,373	9,277
Noninterest expense	17,346	17,670	17,649	16,195
Income before income taxes	4,817	2,994	102	5,594
Income tax provision (benefit)	1,072	906	(102)	1,715
Income from continuing operations	3,745	2,088	204	3,879

Discontinued operations:
Income from discontinued operations, net of income taxes	–	–	103	1,638
Net income	$3,745	$2,088	$307	$5,517
Net income per share data:
Basic	$0.50	$0.28	$0.04	$0.64
Diluted	$0.50	$0.27	$0.04	$0.64

20.  Segments of the Company and Related Information

The Company has four reportable segments under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”: a thrift subsidiary, a custodial and administrative services subsidiary, a mortgage banking subsidiary, and a broker dealer subsidiary.  The thrift is the Bank, our community banking subsidiary that provides lending and deposit services to its customers.  As disclosed in the footnotes above, management is transitioning the focus of the Bank from its legacy wholesale business activities via the implementation of our community bank business plan.  There are no discrete financial statements prepared and reviewed by management related to either activity on a stand alone basis; accordingly, the Bank is presented as a segment. The custodial and administrative services subsidiary, Sterling, provides services for only self-directed IRA, pension, profit sharing accounts and escrow arrangements.  The mortgage banking subsidiary, Matrix Financial, owns residential MSRs and services the mortgage loans underlying those MSRs.  The broker dealer, First Matrix, was not as active in 2007 as in prior years due to our withdrawal from the SBA pooling business. The remaining subsidiaries are included in the “all other” category for purposes of SFAS 131 disclosures and consists primarily of the parent company operations.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company evaluates performance and allocates resources based on operating profit or loss before income taxes.  Accordingly, the information presented in this table is from continuing operations, which excludes the financial results of Matrix Bancorp Trading, Inc, as discussed in Note 23, and excludes the financial results of ABS School Services, LLC, as discussed in Note 24.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  Transactions between affiliates, the resulting revenues of which are shown in the intersegment revenue category, are conducted at market prices (i.e., prices that would be paid if the companies were not affiliates).

For the years ended December 31:

	Community Banking	Custodial and Advisory Services	Mortgage Banking	Broker Dealer	All Others	Total
	(Dollars in thousands)
2007
Revenues from external customers:	$119,608	$–	$1,573	$29	$349	$121,559
Interest income	5,108	8,566	5,866	181	1,262	20,983
Noninterest income
	771	1,767	1,471	–	(245)	3,764
Intersegment revenues	47,722	–	42	–	4,953	52,717
Interest expense	951	226	3,326	5	394	4,902
Depreciation/amortization	21,873	1,514	618	(209)	(10,347)	13,449
Segment income (loss) from continuing operations before income taxes	2,119,178	6,240	46,355	637	122,931	2,295,341
Segment assets (a)

2006
Revenues from external customers:
Interest income	$113,429	$–	$1,267	$43	$561	$115,300
Noninterest income	4,224	6,842	8,742	417	8,966	29,191

Intersegment revenues	704	1,587	1,943	211	387	4,832

Interest expense	53,485	–	53	–	6,245	59,783

Depreciation/amortization	582	257	5,701	8	1,367	7,915

Segment income (loss) from continuing operations before income taxes	20,734	373	(718)	(336)	(6,547)	13,506

Segment assets (a)	2,192,349	4,765	49,813	865	163,616	2,411,408

2005
Revenues from external customers:
Interest income	$84,084	$–	$1,238	$29	$1,745	$87,096
Noninterest income	6,756	6,147	9,841	1,313	4,532	28,589

Intersegment revenues	1,395	1,451	1,773	510	(208)	4,921

Interest expense	36,187	–	25	–	6,254	42,466

Depreciation/amortization	583	239	7,695	14	1,679	10,210
Segment income (loss) from continuing operations before income taxes	20,082	(2,690)	(5,017)	62	(14,713)	(2,276)

Segment assets (a)	2,066,720	3,994	50,344	1,584	298,406	2,421,048

(a)	See reconciliation to total consolidated assets in the following table.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	2007	2006	2005
	(Dollars in thousands)
Revenues for year ended December 31:
Interest income for reportable segments	$121,210	$114,739	$85,351
Noninterest income for reportable segments	19,721	20,225	24,057
Intersegment revenues for reportable segments	4,009	4,445	5,129
Other revenues	1,366	9,914	6,069
Elimination of intersegment revenues	(3,764)	(4,832)	(4,921)
Total consolidated revenues	$142,542	$144,491	$115,685

Income (loss) for year ended December 31:
Total income for reportable segments	$23,796	$20,053	$12,437
Other (loss) income	(11,523)	(201)	(14,395)
Elimination of intersegment (loss)	1,176	(6,346)	(318)
Income (loss) before income taxes	$13,449	$13,506	$(2,276)

Assets as of December 31:
Total assets for reportable segments	$2,172,410	$2,247,792	$2,122,642
Other assets	122,931	163,616	298,406
Elimination of intersegment receivables	(43,479)	(22,524)	(232,535)
Other intersegment eliminations	(155,752)	(232,336)	(109,125)
Total consolidated assets	$2,096,110	$2,156,548	$2,079,388

Other Significant Items for the year ended December 31:
Depreciation/amortization expense:
Segment totals	$4,508	$6,548	$8,531
Other and intersegment adjustments	394	1,367	1,679
Consolidated totals	$4,902	$7,915	$10,210

Interest expense:
Segment totals	$47,764	$53,538	$36,212
Other and intersegment adjustments	4,953	6,245	6,254
Consolidated totals	$52,717	$59,783	$42,466

21.  New Accounting Standards

Statements of Financial Accounting Standards

SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  SFAS 157 does not require any new fair value measurements: rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.  SFAS 157 is effective for the Company January 1, 2008 and management does not expect that the adoption of this Statement will have a material impact on its financial position, results of operation or cash flows.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  SFAS 159 provides all entities, with an option to report selected financial assets and liabilities at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.  SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a material impact on its financial position, results of operation and cash flows.

SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No 51.”  SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on its financial position, results of operation and cash flows.

SFAS 141R, “Business Combination (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any noncontrolling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141, whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs of the assets acquired and liabilities assumed, as was previously the case under SFAS 141.  SFAS 141R also identifies related disclosure requirements for business combinations.  This Statement is effective for business combinations closing on or after January 1, 2009.

Emerging Issues Tax Force Issues
EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  EITF 06-4 requires recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods.  Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee.  Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement.  If the entity has agreed to provide the employee with a death benefit, then the liability for the future death befit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The Bank owns endorsement split dollar life insurance that is subject to this EITF consensus.  The Company will adopt EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings.  The amount of the adjustment is not expected to have a significant impact on its financial position, results of operation and cash flows.

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

22.  Private Placement and Tender Offer

On December 9, 2005, the Company completed a private offering of 5,120,000 shares of common stock, $0.0001 par value per share.  The common stock was sold at $19.00 per share, except shares sold to an affiliate of the Company’s placement agent, which purchased shares at the offering price less the placement agent fee, or $17.67 per share.  In the private offering, the Company raised an aggregate of $97.0 million, less a placement agent fee and certain other costs of the offering charged against the proceeds, which totaled $10.0 million.  The net funds raised in the private placement were used to conduct an issuer tender offer to purchase shares of the Company’s common stock at $19.00 per share.  On January 23, 2006, the Company completed the tender offer, where 4,184,277 common shares were tendered for an aggregate purchase of $79.5 million.  After the completion of the issuer tender offer, the Company had 7,556,573 shares of common stock outstanding.  The purpose of the issuer tender offer was to reduce the insider ownership and ultimately increase the market float of the Company’s common stock.  In addition to the costs of the offering noted, in 2005, the Company incurred expenses for severance, option buy-outs and other compensation related costs that totaled approximately $7.9 million.

23.  Discontinued Operations - Sale of Assets of Matrix Bancorp Trading, Inc.

Effective March 31, 2006, the Company sold certain assets and operations of one of its two brokerage subsidiaries, Matrix Bancorp Trading, Inc., pursuant to an Asset Purchase Agreement (“Purchase Agreement”) to a third party.  The third party hired the former employees and officers of Matrix Bancorp Trading, Inc. upon the closing of the sale.  After the sale, the Company’s continuing brokerage operations consist only of those brokerage activities conducted through First Matrix.  Under the terms of the Purchase Agreement, the Company received a total of $4,000,000, consisting of $1,200,000 in cash and $2,800,000 in the form of a promissory note guaranteed by the ultimate parent of the third party.  The promissory note is for a term of two years, and bears interest at the current prime rate.  The balance of the note receivable of $583,000 is included in other receivables at December 31, 2007.

As a result, the Company recorded an after tax gain on the sale of approximately $2,424,000, which is included in discontinued operations for the year ended December 31, 2006.  The operating results of the discontinued brokerage activities of Matrix Bancorp Trading are reflected as discontinued operations beginning January 1, 2005, and the consolidated financial statements have been restated to reflect the brokerage operations of Matrix Bancorp Trading as a discontinued operation.  The operating results of Matrix Bancorp Trading, Inc., previously included in the Company’s brokerage segment, and now included in income from discontinued operations, net of income taxes were as follows:

	Years Ended December 31,
	2006	2005
	(Dollars in thousands, except share information)
Noninterest income	$1,346	$8,125
Noninterest expense	1,333	6,995
Operating income before taxes from discontinued operations	13	1,130
Income tax provision	5	432
Operating income from discontinued operations	8	698
Gain on sale of certain assets and operations of Matrix Bancorp Trading, Inc., net of income tax provision of $1,435, $0, respectively	2,424	–
Income from discontinued operations, net of income taxes	$2,432	$698
Income from discontinued operations of Matrix Bancorp Trading, Inc. per share – basic	$0.31	$0.10
Income from discontinued operations of Matrix Bancorp Trading, Inc. per share – assuming dilution	$0.31	$0.10

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

24.  Discontinued Operations – Sale of ABS School Services, LLC

On May 5, 2006, the Company sold its school services subsidiary, ABS School Services, LLC (“ABS”), to SKS Ventures, LLC (“SKS”), a Colorado limited liability company owned by former executive officers of the Company.  SKS acquired 100% of the outstanding limited liability company interests of ABS for a purchase price of $7,370,000.  The Bank committed to a $4,000,000 loan to SKS and its principals, pursuant to which the membership interests of ABS and the membership interests of SKS were pledged.  This commitment was renewed in the second quarter of 2007 and matures on April 30, 2008.  At December 31, 2007, there is no amount outstanding on this facility.  Prior to the sale, ABS distributed its outstanding interest in Charter Facilities Funding, LLC and New Century Academy Property Management Group, LLC to Equi-Mor Holdings, Inc. (“Equi-Mor”), a wholly owned subsidiary of the Company.  ABS also distributed certain other assets to Equi-Mor and to the Company as well as outstanding deferred and current income tax balances related to ABS.  Based on the purchase price, a $1,000,000 pre-tax charge was included in discontinued operations for the year ended December 31, 2006, to reflect the net realized value of the ABS interests upon the sale.

In connection with the transaction, the Company’s recourse obligation for certain loans was transferred to SKS.  Pursuant to the sales agreement, Equi-Mor and the Company guarantee, for a five year period, the repayment of the loans sold to SKS up to an aggregate amount of $1,650,000, which created a new recourse obligation for the Company.  Included in other general and administrative expenses for the year ended December 31, 2006 is a charge recorded by Equi-Mor of $950,000 to reflect the estimated liability related to this recourse obligation.

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

	Years Ended December 31,
	2006	2005
	(Dollars in thousands, except share information)
Net interest income after provision for credit losses	$580	$1,918
Noninterest income	550	1,690
Noninterest expense	2,107	3,351
Operating (loss) income before taxes from discontinued operations	(977)	257
Income tax (benefit)	(288)	(465)
(Loss) income from discontinued operations, net of income taxes	$(689)	$722

(Loss) income from discontinued operations of ABS School Services, LLC per share – basic	$(0.08)	$0.10
(Loss) income from discontinued operations of ABS School Services, LLC per share – assuming dilution	$(0.08)	$0.10

Index

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

25.  Sale of Majority Interest in Real Estate Disposition Services Subsidiary

In 2004, the Company, through its subsidiary Matrix Asset Management Corporation (“MAMC”), sold substantially all of its assets related to its real estate management and disposition business.  After the sale, the Company retained a 25% interest in the new company created by the purchaser, Matrix Asset Management, LLC, (“MAM, LLC”), as well as the remaining operations in MAMC, renamed MTXC Realty, which operated a real estate brokerage office operating exclusively in the Denver metro area.  As part of the transaction, referrals for the sale of real estate managed by MAM, LLC in the Denver metro area generally were referred to MTXC Realty.  The Company received payment in the form of cash and a note receivable, which was paid in full during 2007.

In November 2006, the Company sold the remaining 25% interest of MAM LLC and received proceeds of approximately $3.6 million and recognized a gain of $2.7 million included in gain on sale of assets in the consolidated statement of income for the year ended December 31, 2006.

26.  Sale of Assets of MTXC Realty Corp.

Effective March 31, 2006, the Company sold certain assets of MTXC Realty Corp. related to its real estate brokerage office operating in the Denver metro area.  As a result of the sale, the Company recorded a pre-tax gain on the sale of approximately $100,000, included in noninterest income for the year ended December 31, 2006.

27.  Sale of Interest in Matrix Settlement and Clearances Services, LLC

In 2004, the Company, through certain of its subsidiaries, entered into definitive agreements to sell its former 45% membership interest in Matrix Settlement & Clearance Services, LLC, (“MSCS”), as well as all of the assets of the trust operations of the Bank, to Matrix Financial Solutions, Inc. (“MFSI”), which is an entity controlled by the principals of Optech Systems, Inc., one of the original co-owners of MSCS along with the Company.

In consideration of the sale of the 45% membership interest in MSCS, and the sale of the assets of the trust operations of the Bank, the Company received approximately 7% of the outstanding common stock of MFSI. As a result of 2005 the sale of the trust assets, the Company recorded a pre-tax gain on sale of $300,000, which is included in the gain on sale of assets for the year ended December 31, 2005.  The approximate 7% total ownership interest retained is accounted for using the cost method and at December 31, 2007, the investment in MFSI included in other assets was $750,000. For the years ended December 31, 2007 and 2006, the Company received dividends of $405,000 and $162,000, respectively, from its investment in MFSI.  These dividends were included in other noninterest income in the statements of income.

As part of the sale agreement, deposits continued to be maintained by MSCS at the Bank.  At December 31, 2007, deposits maintained by MFSI at the Bank totaled approximately $236.4 million.  This agreement was renewed in 2007 and matures on July 5, 2010.

The Company and its subsidiaries, and former members of MSCS have agreed that for a period of four years from December 1, 2004, they will not compete with MFSI in the provision of automated mutual fund clearing and settlement services through the National Securities Clearing Corporation (“NSCC”), or in the provision of custodial and trust services to outside third party administrators or record keepers in connection with the NSCC services.  Additionally, in connection with the receipt of the common stock of MFSI, the Company and other stockholders of MFSI have agreed to transfer voting restrictions on their shares of MFSI common stock and have agreed to sell their shares along with the majority shareholders of MFSI if so requested.