Form 10-Q
period 2008-03-31
UNITED WESTERN BANCORP INC
filed 2008-05-05
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X  ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer  [   ]Accelerated filer  [X ]Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).   Yes [   ] No [X ]

Number of shares of Common Stock ($0.0001 par value) outstanding at the close of business on May 2, 2008 was 7,319,668 shares.

Part I – Financial Information
Item 1.  Financial Statements – (Unaudited)
United Western Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share information)

	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks	$32,707	$21,650
Interest-earning deposits	3,308	3,156
Federal funds sold	10,000	16,000
Total cash and cash equivalents	46,015	40,806
Investment securities – available for sale, at estimated fair value	96,184	87,676
Investment securities – held to maturity, at amortized cost	556,087	574,105
Community bank loans, net	810,509	697,732
Wholesale loans, net	492,381	557,049
FHLBank stock, at cost	40,326	39,913
Mortgage servicing rights, net	11,299	11,971
Accrued interest receivable	9,511	10,551
Other receivables	15,700	14,120
Premises and equipment, net	18,890	16,949
Bank owned life insurance	24,517	24,279
Other assets, net	11,653	11,737
Deferred income taxes	9,009	6,113
Foreclosed real estate	3,808	3,109
Total assets	$2,145,889	$2,096,110

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,427,871	$1,385,481
Custodial escrow balances	51,481	34,172
FHLBank borrowings	398,803	406,129
Borrowed money	98,201	97,428
Junior subordinated debentures owed to unconsolidated subsidiary trusts	30,442	30,442
Income tax payable	2,069	222
Other liabilities	24,459	28,815
Total liabilities	2,033,326	1,982,689

Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized;
no shares outstanding	–	–
Common stock, par value $0.0001; 50,000,000 shares authorized; issued and
7,318,818 shares at March 31, 2008 and
7,264,224 shares at December 31, 2007 outstanding	1	1
Additional paid-in capital	23,777	23,724
Retained earnings	95,066	92,364
Accumulated other comprehensive loss	(6,281)	(2,668)
Total shareholders’ equity	112,563	113,421
Total liabilities and shareholders’ equity	$2,145,889	$2,096,110
See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except share information)
	Three Months Ended
	March 31,
	2008	2007
Interest and dividend income:
Community bank loans	$13,425	$8,969
Wholesale residential loans	5,645	7,761
Other loans	1,188	1,974
Investment securities	8,652	10,742
Deposits and dividends	570	771
Total interest and dividend income	29,480	30,217

Interest expense:
Deposits	3,712	6,628
FHLBank borrowings	3,793	5,484
Other borrowed money	1,765	2,208
Total interest expense	9,270	14,320

Net interest income before provision for credit losses	20,210	15,897
Provision for credit losses	1,536	358
Net interest income after provision for credit losses	18,674	15,539

Noninterest income:
Custodial, administrative and escrow services	2,560	1,993
Loan administration	1,456	1,697
Gain on sale of loans and securities	182	833
Other	625	820
Total noninterest income	4,823	5,343

Noninterest expense:
Compensation and employee benefits	7,707	6,340
Subaccounting fees	5,215	5,985
Amortization of mortgage servicing rights	709	978
Occupancy and equipment	810	649
Postage and communication	342	303
Professional fees	601	506
Mortgage servicing rights subservicing fees	441	520
Other general and administrative	2,863	2,553
Total noninterest expense	18,688	17,834

Income before income taxes	4,809	3,048
Income tax provision	1,445	795
Net Income	$3,364	$2,253

Net income per share – basic	$0.47	$0.31
Net income per share – assuming dilution	$0.46	$0.31

Weighted average shares – basic	7,217,399	7,256,573
Weighted average shares – assuming dilution	7,238,411	7,256,791

Dividends declared per share	$0.06	$0.06

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except share information)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total	Loss
Three Months Ended
March 31, 2008
Balance at December 31, 2007	7,264,224	$1	$23,724	$92,364	$(2,668)	$113,421
Cumulative effect of adoption of a new accounting principle on January 1, 2008 (Note 1)	-	-	-	(226)	-	(226)
Dividends paid ($0.06 per share)	-	-	-	(436)	-	(436)
Stock repurchase	(13,900)	-	(226)	-	-	(226)
Issuance of stock to directors	1,561	-	31	-	-	31
Restricted stock grants, net	66,933	-	-	-	-	-
Share-based compensation expense	-	-	248	-	-	248
Comprehensive income:					-	-
Net income	-	-	-	3,364	-	3,364	$3,364
Net unrealized holding losses, net of income tax(1)	-	-	-	-	(3,613)	(3,613)	(3,613)
Comprehensive loss	-	-	-	-	-	-	$(249)
Balance at March 31, 2008	7,318,818	$1	$23,777	$95,066	$(6,281)	$112,563

(1) Disclosure of reclassification amount
Three Months Ended March 31, 2008

Net unrealized holding losses arising during period net of tax	$(3,613)
Less: reclassification adjustment of gains included in net income net of tax	-
Net unrealized holding losses on securities net of tax	$(3,613)

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net Income	$3,364	$2,253
Adjustments to reconcile income to net cash from operating activities:
Share-based compensation expense	279	220
Depreciation and amortization	398	291
Provision for credit losses	1,536	358
Amortization of mortgage servicing rights	709	978
Charge to reduce loans held for sale to fair value	767	397
Gain on sale of loans and securities	(182)	(833)
Net loss on sale of assets, equipment and foreclosed real estate	34	41
Changes in assets and liabilities:
Loans originated and purchased for sale	(10,129)	(13,992)
Principal payments on, and proceeds from sale of loans held for sale	32,133	48,774
Originated mortgage servicing rights, net	(37)	(24)
(Increase) decrease in other receivables, other assets, deferred income tax asset and income taxes receivable	(3,343)	1,361
(Decrease) increase in other liabilities and income taxes payable	(2,509)	2,229
Net cash from operating activities	23,020	42,053

Cash flows from investing activities
Loans originated and purchased for investment	(191,494)	(144,924)
Principal repayments on loans held for investment	101,257	92,003
Proceeds from sale of available for sale securities	–	25,600
Proceeds from maturity and prepayment of available for sale securities	3,478	10,526
Purchase of held to maturity securities	(1,463)	–
Proceeds from the maturity and prepayment of held to maturity securities	19,263	36,027
Proceeds from redemption of FHLBank stock	–	5,000
Purchases of premises and equipment	(2,330)	(2,035)
Proceeds from sale of foreclosed real estate	994	2,583
Net cash from investing activities	(70,295)	24,780

Continued

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007

Cash flows from financing activities
Net increase in deposits	$42,390	$87,768
Net increase in custodial escrow balances	17,309	10,850
Net decrease in FHLBank borrowings	(7,326)	(181,025)
Borrowed money – proceeds from repurchase agreements	773	25,258
Repurchase of common stock	(226)	–
Dividends paid	(436)	(435)
Net cash from financing activities	52,484	(57,584)

Increase in cash and cash equivalents	5,209	9,249
Cash and cash equivalents at beginning of the period	40,806	23,754
Cash and cash equivalents at end of the period	$46,015	$33,003

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$2,143	$865
Loans securitized and transferred to securities available for sale	$18,003	$–

Supplemental disclosure of cash flow information
Cash paid for interest	$9,120	$14,309
Cash paid for income taxes	$35	$409

     See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2008

1. Basis of Presentation and Significant Accounting Policies

United Western Bancorp, Inc. (the “Company”) is a unitary thrift holding company and, through its subsidiaries, a diversified financial services company headquartered in Denver, Colorado. The Company’s operations are conducted primarily through United Western Bank (the “Bank”), Sterling Trust Company (“Sterling”), Matrix Financial Services Corporation (“Matrix Financial”), and UW Investment Services Inc. (“UW Investment”) (formerly known as First Matrix Investment Services Corp.), all of which are wholly owned subsidiaries of the Company.

Through the Bank, we are focused on expanding our community-based banking network across Colorado’s Front Range market and selected mountain communities by strategically positioning banking offices in those locations.  The Colorado Front Range area spans the Eastern slope of Colorado’s Rocky Mountains – from Pueblo to Fort Collins, and includes the metropolitan Denver marketplace.  We have also expanded with a loan production office into Aspen, Colorado, serving Aspen and the Roaring Fork Valley.  As of March 31, 2008, we had opened five full service banking locations in downtown Denver, Cherry Creek, Boulder, Loveland and Fort Collins.  We plan to open banking offices in the Denver Tech Center and Longmont later this year and to grow the Bank network to an estimated ten to twelve community bank locations over the next three to five years.  In addition to the community-based banking operations of the Bank, we also offer deposit services to institutional customers as well as custodial, administration and escrow services through Sterling.

From time-to-time in this document, we refer to certain assets for example, one-to-four family residential mortgage loans (“residential loans”), purchased SBA loans and mortgage-backed securities and certain other assets of United Western Bank that existed as of December 9, 2005 as “legacy assets.”

The consolidated financial statements of the Company and its subsidiaries in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update the Company’s 2007 Annual Report on Form 10-K (“Form 10-K”).  These financial statements do not include all of the information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods.  Accordingly, they should be read in conjunction with the financial information contained in the Form 10-K.  In the opinion of management, all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation have been included.  The results of operations for the interim periods disclosed herein are not necessarily indicative of results that may be expected for the full year or any future period.

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

The Company considers the valuation of loans held for sale, which require the asset to be recorded at lower of cost or fair value, to be a critical accounting estimate that requires judgments, assumptions and estimates be used in preparation of its consolidated financial statements.  See below in this Note for a detailed discussion concerning the use of estimates in the valuation of loans held for sale.

Allowance for Credit Losses

The Company currently views the determination of the allowance for credit losses as a critical accounting policy that requires significant judgments, assumptions and estimates used in preparation of its consolidated financial statements.  The allowance for credit losses is management’s estimate of probable credit losses that are inherent in the loan portfolio.  Management takes into consideration factors such as the fair value of the underlying collateral and the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, the collective experience of our credit risk management team and consideration of current economic trends and conditions.

The allowance for credit losses consists of four components, (i) pools of homogeneous single-family loans with similar risk characteristics, (ii) pools of homogenous community bank loans with similar risk characteristics (i.e., commercial real estate, residential and commercial construction and development, commercial and multifamily), (iii) individually significant loans that are measured for impairment and (iv) a component representing an estimate of inherent, but undetected, probable losses, which also contemplates the imprecision in the credit risk models utilized to calculate the allowance.

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

Pools of homogeneous community bank loans with similar risk characteristics (i.e., commercial real estate, residential and commercial construction and development, commercial and multifamily) are assessed for probable losses based on loss migration analysis where loss factors are updated regularly based on our own loss experience, the collective experience of our credit risk management team, loss rates at selected peer community banks and industry data.  The analysis also incorporates the related internal gradings of loans charged off and other factors including our asset quality trends and national and local economic conditions.

The portion of the allowance established for loans measured for impairment reflects expected losses resulting from analyses developed through specific allocations for individual loans.  The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan.  Estimated fair value is typically measured using the fair value of collateral, as such loans are usually collateral dependent, but may be measured using either the present value of expected future cash flows discounted using the loan rate, or the market price of the loan.  All loans considered impaired are included in nonperforming loans.  The Company generally evaluates its residential loans collectively due to their homogeneous nature.  The last component of the allowance for credit losses is a portion which represents the estimated inherent but undetected probable losses, and the imprecision in the credit risk models utilized to calculate the allowance.  This component of the allowance is associated with both community bank loans and residential loans and is reflective of the overall real estate concentration in the portfolio, the Colorado real estate concentration, the construction and development portfolio, risks related to legacy brokered acquired loans, and negative factors in the national housing market.

Loan losses are charged against the allowance when the loan or portion thereof is considered uncollectible.  In the opinion of management, the allowance is adequate to absorb the inherent losses in the current loan portfolio.

There are many factors affecting the allowance for credit losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect earnings or our financial position in future periods.

Community Bank Loans

Community bank loans include commercial real estate loans, construction and development loans, commercial loans, multifamily loans and consumer loans.  Within this population are loans originated by the Bank’s SBA division.  The majority of community bank loans are originated as assets held for investment.  Currently, we intend to hold for the foreseeable future or to maturity all community bank loans except SBA 504 loans and the guaranteed portions of SBA 7a loans.  We generally sell selected SBA 504 loans and the guaranteed portions of SBA 7a loans on a routine basis.  At March 31, 2008 and December 31, 2007 included in community bank loans were multifamily and SBA originated loans totaling $92,874,000 and $90,911,000, respectively, that were classified as loans held for sale.  There was no lower-of-cost-or-fair value valuation allowance for these loans at either period.

Wholesale Loans

Wholesale loans include legacy residential loans and purchased guaranteed portions of SBA 7a loans.  We expect these loans to decline prospectively from repayments and we may elect to accelerate the decline of these assets via sales in order to manage our balance sheet.  At March 31, 2008 and December 31, 2007, included in wholesale loans were residential loans totaling $240,946,000 and $280,598,000, respectively, that were classified as loans held for sale.  As discussed below, there was a valuation allowance to reduce the residential loans to fair value at March 31, 2008 and December 31, 2007.

Loans Held for Sale

At March 31, 2008, loans held for sale included $240.9 million of wholesale residential loans, $40.1 million of multifamily loans and $52.8 million of SBA-originated loans.  At December 31, 2007, such balances were $280.6 million, $39.8 million, and $51.1 million, respectively.  Loans purchased or originated without the intent to hold for the foreseeable future or to maturity are classified as held for sale.  Classes of loans held for sale are carried at the lower of aggregate cost, net of discounts or premiums and a valuation allowance, or estimated fair market value.  Estimated fair market value is determined as described in Note 15, “Fair Value of Financial Assets.”  Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations.  At March 31, 2008 and December 31, 2007, the Company had $1,350,000 and $583,000, respectively, as a valuation allowance to reduce the carrying value of residential loans held for sale to estimated fair value. SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” requires discounts or premiums on loans held for sale be deferred until the related loan is sold.  The Company accretes discounts and amortizes premiums related to repayment of loan principal on its loans held for sale, which is included in interest income.

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

Loans Held for Investment

Loans the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held for investment.  These loans include community bank loans (commercial real estate, commercial, residential and commercial construction and development, SBA originated, multifamily and consumer loans), and SBA purchased, and wholesale residential loans.  At March 31, 2008 and December 31, 2007 loans held for investment were $980.8 million and $893.7 million, respectively.  At March 31, 2008, the balances of loans held for investment were $727.6 million community bank loans, $107.7 million purchased SBA loans and $145.4 million wholesale residential loans.  In comparison, at December 31, 2007 the balance of loans held for investment was $615.3 million community bank loans, $116.1 million purchased SBA loans and $162.3 million wholesale residential loans.

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

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  At March 31, 2008 and December 31, 2007, management believed it was more likely than not that the deferred taxes would be realized and accordingly there was no valuation allowance.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as income tax expense in the consolidated statement of income.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  See Note 15, “Fair Value of Financial Assets” for the impact of adoption.

Cumulative Effect of Adoption of New Accounting Principle:
Endorsement Split-Dollar Life Insurance Arrangements

On January 1, 2008, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $226,000 related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of Emerging Issues Task Force (“EITF”) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  EITF 06-4 requires recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods.  Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee.  Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement.  The Company accounts for the liability for future benefits in accordance with Accounting Principles Board Opinion 12.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current period presentation.  These reclassifications had no impact on shareholders’ equity or net income for the periods.

Impact of Recently Issued Accounting Standards

SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No 51.”  SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS 160 will be effective for the Company on January 1, 2009.

SFAS 141R, “Business Combination (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any noncontrolling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost-allocation process required under SFAS 141, whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value.  SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141.  SFAS 141R also identifies related disclosure requirements for business combinations.  This Statement is effective for business combinations closing on or after January 1, 2009.

2. Net Income Per Share

The following table sets forth the computation of net income per share and net income per share assuming dilution:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands ,except share information)
Numerator:
Net income	$3,364	$2,253
Denominator:
Weighted average shares outstanding	7,217,399	7,256,573
Effect of dilutive securities:
Common stock options and non-vested stock awards	21,012	218
Denominator for net income per share assuming dilution	7,238,411	7,256,791

3. Investment Securities

Investment securities available for sale were as follows:

	March 31, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(Dollars in thousands)
Mortgage-backed securities – agency	$20,130	$203	$(65)	$20,268	$3,272	$13	$(35)	$3,250
Mortgage-backed securities – private	47,412	–	(9,327)	38,085	47,413	–	(4,160)	43,253
Collateralized mortgage obligations-private	38,433	2	(941)	37,494	40,601	184	(53)	40,732
SBA securities	337	–	–	337	442	–	(1)	441
Total	$106,312	$205	$(10,333)	$96,184	$91,728	$197	$(4,249)	$87,676

Investment securities held to maturity were as follows:

	March 31, 2008				December 31, 2007
	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities-private	$184,480	$936	$(20,277)	$165,139	$187,922	$819	$(1,286)	$187,455
Collateralized mortgage obligations-private	311,834	1,014	(20,685)	292,163	323,316	598	(3,742)	320,172
SBA securities	59,773	–	(2,116)	57,657	62,867	–	(2,185)	60,682
Total	$556,087	$1,950	$(43,078)	$514,959	$574,105	$1,417	$(7,213)	$568,309

The Company sold available for sale securities during the quarter ended March 31, 2007 and realized proceeds of $25.6 million and a gain of $98,000.  There were no securities sold during the quarter ended March 31, 2008.

At March 31, 2008 and December 31, 2007, substantially all of the Company’s investment securities were pledged to secure public deposits, FHLBank borrowings, repurchase agreements and for other purposes, as required or permitted by law.

The following table presents information pertaining to securities available for sale and held to maturity with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position as follows:

	March 31, 2008				December 31, 2007
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)

Mortgage-backed securities - agency, available for sale	$2,935	$(35)	$2,595	$(30)	$653	$(7)	$1,939	$(28)
Mortgage-backed securities - private, available for sale	38,085	(9,327)	–	–	43,253	(4,160)	–	–
Collateralized mortgage obligations-private, available for sale	30,609	(941)	–	–	7,272	(36)	7,619	(17)
SBA securities, available for sale	–	–	–	–	261	(1)	–	–
Mortgage-backed securities-private, held to maturity	60,458	(11,444)	55,585	(8,833)	36,789	(396)	70,130	(890)
Collateralized mortgage obligations-private, held to maturity	109,336	(14,315)	120,537	(6,370)	85,011	(290)	128,717	(3,452)
SBA securities, held to maturity	38,639	(1,425)	19,018	(691)	43,613	(1,391)	17,069	(794)
Total	$280,062	$(37,487)	$197,735	$(15,924)	$216,852	$(6,281)	$225,474	$(5,181)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation.  In estimating other-than-temporary impairment losses, management considers, among other things, (i) the ratings of the security, (ii) the underlying performance metrics and credit support associated with the underlying collateral, (iii) the length of time and the extent to which the fair value has been less than cost, (iv) the financial condition and near-term prospects of the underlying collateral and issuer, and (v) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Company expects to receive full value for the securities.  Furthermore, at March 31, 2008, management also had the intent and ability to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.  During the first quarter of 2008, the net unrealized loss in the securities portfolio increased to 7.7% at March 31, 2008 compared to 1.5% at December 31, 2007.  The increase in unrealized loss occurred during a period when interest rates declined, which historically has resulted in increases in the value of securities.  The increase in the unrealized losses on investment securities are attributable to repricing of risk and a reduction in liquidity in the marketplace.  At March 31, 2008, the securities portfolio consists of 6% agency securities, 81% AAA rated non-agency securities, 12% AA rated non-agency securities 1% A rated non-agency community reinvestment act securities.  The securities either have short weighted-average lives or are variable rate, and the weighted-average credit support was 8.1%.  On April 30, 2008, the Company received notice that a $16.3 million AA rated security owned at March 31, 2008 had been downgraded to a B rated security.  Based on our review of the performance metrics and credit support associated with the underlying collateral management continues to asses the impairment on this security as temporary.  Management continues to expect full recovery as the securities approach their maturity date, or repricing date or if market yield for such investments decline.  Accordingly, at March 31, 2008, based on management’s belief that the impairments detailed in the table above are temporary, no impairment loss has been recognized in the Company’s consolidated statement of income.

4.  Community Bank Loans

Community bank loans consist of the following:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Commercial real estate	$322,533	$288,576
Construction and development	312,177	273,556
Commercial and industrial	120,993	88,126
SBA originated, guaranteed portions	3,749	5,602
Multifamily	58,128	48,381
Consumer	5,055	3,822
Premium, net	635	709
Unearned fees	(2,728)	(2,527)
	820,542	706,245
Less: allowance for credit losses	10,033	8,513
Community bank loans, net	$810,509	$697,732

Activity in the allowance for credit losses on community bank loans is summarized as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Dollars in thousands)
Balance at beginning of period	$8,513	$6,216
Provision for credit losses	1,572	464
Charge-offs	(52)	(238)
Recoveries	–	41
Balance at end of period	$10,033	$6,483

The following lists information related to nonaccrual community bank loans:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Community bank loans, unguaranteed	$3,937	$1,152
Community bank loans, guaranteed	327	557
Total nonaccrual community bank loans	$4,264	$1,709

There were no community bank loans that were impaired at March 31, 2008 or December 31, 2007.

5.  Wholesale Loans

Wholesale loans consist of the following:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)

Residential	$386,387	$441,954
Premium, net	1,334	1,518
Fair value adjustment	(1,350)	(583)
SBA purchased, guaranteed portions	98,884	106,721
Premium on SBA purchased guaranteed portions	8,814	9,364
	494,069	558,974
Less: Allowance for credit losses	1,688	1,925
Wholesale loans, net	$492,381	$557,049

Activity in the allowance for credit losses on wholesale loans is summarized as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Dollars in thousands)

Balance at beginning of year	$1,925	$2,546
Provision for credit losses	(36)	(106)
Charge-offs	(201)	(28)
Balance at end of period	$1,688	$2,412

The following lists information related to nonaccrual wholesale loans:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Residential	$6,963	$7,873
SBA purchased guaranteed	767	893
Total nonaccrual wholesale loans	$7,730	$8,766

There were no wholesale loans that were impaired at March 31, 2008 or December 31, 2007.  The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $5.9 million and $5.4 million at March 31, 2008 and December 31, 2007, respectively.  These accruing loans are not included in the balances of nonaccrual loans above.

6. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Dollars in thousands)

Balance at beginning of period	$12,831	$17,349
Originations	37	24
Amortization	(709)	(978)
Application of valuation allowance for other-than-temporary impairment	–	(935)
Balance before valuation allowance at end of period	12,159	15,460

Valuation allowance for impairment of mortgage servicing rights
Balance at beginning of period	(860)	(1,950)
Application of valuation allowance for other-than-temporary impairment	–	935
Balance at end of period	(860)	(1,015)
Mortgage servicing rights, net	$11,299	$14,445

The Company’s servicing portfolio (excluding subserviced loans), is comprised of the following:

	March 31, 2008		December 31, 2007
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	Outstanding	of Loans	Outstanding
	(Dollars in thousands)
Freddie Mac	2,055	$73,510	2,209	$77,231
Fannie Mae	6,777	346,326	7,091	359,799
Ginnie Mae	5,411	282,469	5,607	298,533
VA, FHA, conventional and other loans	4,155	315,509	3,969	325,555
Total servicing portfolio	18,398	$1,017,814	18,876	$1,061,118

The Company’s custodial escrow balances shown in the accompanying consolidated balance sheets at March 31, 2008 and December 31, 2007 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at the Bank in noninterest-bearing accounts.  The balance of custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

7. Deposits

Deposit account balances are summarized as follows:

	March 31, 2008			December 31, 2007
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
	(Dollars in thousands)
Savings accounts	$269	0.02%	0.81%	$148	0.01%	1.04%
NOW and DDA accounts	681,151	47.70	0.30	686,867	49.58	0.47
Money market accounts	712,663	49.91	1.14	668,483	48.25	2.19
Subtotals	1,394,083	97.63	0.73	1,355,498	97.84	1.32
Certificate accounts	33,788	2.37	3.99	29,983	2.16	4.21
Total deposits	$1,427,871	100.00%	0.80%	$1,385,481	100.00%	1.05%

The following table presents concentrations of deposits at the Bank for the periods presented:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Sterling Trust Company	$392,649	$404,615
Matrix Financial Solutions, Inc.	249,948	236,435
Legent Clearing, LLC	185,371	163,527
Other Deposit Concentrations	478,706	478,575

Sterling Trust Company – represents fiduciary assets under administration by Sterling, a wholly owned subsidiary of the Company, that are in NOW, demand and money market accounts.  Included in this balance at Sterling is a series of accounts for one life settlement agent for special asset acquisitions and administration with a balance of $73,196,000 and $103,830,000 at March 31, 2008 and December 31, 2007, respectively.  Management elected to restructure this relationship and terminate certain elements of business with respect to this large life settlement agent account.  The restructured relationship will now allow the Company to pursue business in the same industry on a non-exclusive basis.  During the first quarter of 2008, approximately $31 million of these deposits were withdrawn.  Through Sterling’s successful marketing efforts, growth in new accounts and the increase in uninvested cash in existing accounts offset $19 million of the withdrawn deposits.  If Sterling cannot continue to replace this business with deposits from other clients the aggregate deposits directed to the Bank by Sterling could decline materially in 2008.

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

Other Deposit Concentrations – represents deposit funds from three institutional relationships maintained by the Bank as of March 31, 2008 and December 31, 2007.  Included in other deposit concentrations is one institutional relationship with balances of $453,523,000 and $455,862,000 at March 31, 2008 and December 31, 2007, respectively.

Included in certificate accounts are approximately $12,974,000 and $13,025,000 of brokered deposits as of March 31, 2008 and December 31, 2007, respectively.

The aggregate amount of certificate accounts with a balance greater than $100,000 (excluding brokered deposits) was approximately $15,474,000 and $12,006,000 at March 31, 2008 and December 31, 2007, respectively.

8. FHLBank Borrowings

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

The balances of FHLBank borrowings are as follows:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)

FHLBank of Topeka borrowings	$372,000	$379,300
FHLBank of Dallas borrowings	26,803	26,829
	$398,803	$406,129

Available unused borrowings from FHLBank of Topeka totaled $196,370,000 at March 31, 2008.

9.  Borrowed Money

Borrowed money is summarized as follows:

	March 31,2008	December 31, 2007
	(Dollars in thousands)
Borrowed Money
One year advancing line converting to an amortizing term note payable to a third party financial institution, with annual equal principal payments beginning June 29, 2008 through June 29, 2012, collateralized by the common stock of the Bank; interest at 30 day LIBOR plus 1.25% (4.06% at March 31, 2008), $14,000,000 available at March 31, 2008	$6,000	$6,000
Revolving line of credit to a third party financial institution, through June 29, 2008, renewable annually, collateralized by the common stock of the Bank; interest at 30 day LIBOR plus 1.25%; (4.06% at March 31, 2008), $0 available at March 31, 2008	5,000	5,000
Subordinated debt securities, interest payments due quarterly at three-month LIBOR plus 2.75% (5.53% at March 31, 2008), maturing February 13, 2014	10,000	10,000
Assets sold under agreements to repurchase:
Company structured repurchase agreements	75,000	75,000
Customer repurchase agreements	2,201	1,428
Total	$98,201	$97,428

The first item above is a $20 million advancing line facility that converts to an amortizing term loan on June 29, 2008.  The second item above is a $5 million companion revolving line of credit facility.  Both facilities are collateralized by all of the outstanding stock of the Bank.  The Company must comply with certain financial and other covenants related to the foregoing credit agreement including, among other things, the maintenance by the Bank of specific asset quality ratios, and “well capitalized” regulatory capital ratios.  Also, the credit agreement limits the Company’s ability to incur additional debt above specified levels.  At March 31, 2008, the Company was in compliance with all such covenants.

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

The Company structured repurchase agreements at March 31, 2008 are as follows:

Counterparty	JP Morgan	JP Morgan	Citigroup
Principal Balance	$25,000,000	$25,000,000	$25,000,000
Base interest rate	2.53%	2.85%	4.49%
Stated maturity date	September 28, 2011	November 21, 2011	February 21, 2012
Call date	September 28, 2008	November 21, 2008	November 21, 2008

The two structured repurchase agreements with JP Morgan Chase Bank, N.A. contain embedded floor options.  These options result in a cost of this debt for the first two years of the lesser of the base interest rate of the borrowing, or the base interest rate of the borrowing minus the amount, if any, by which three-month LIBOR is less than the strike price set forth in the agreements; however, the rate may not fall below zero.

10.  Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

Under prior management, the Company sponsored three trusts that have outstanding balances as of March 31, 2008.  These trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities exclusively in junior subordinated debt securities of the Company (the “debentures”).  The debentures held by each trust are the sole assets of that trust.  Distributions on the capital securities issued by each trust are payable semiannually or quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust.  The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

The following table presents details on the junior subordinated debentures owed to unconsolidated subsidiary trusts at March 31, 2008.

	Trust II	Trust VI	Trust VIII
	(Dollars in thousands)
Date of issue	March 28, 2001	August 30, 2004	June 30, 2005
Amount of trust preferred securities issued	$12,000	$10,000	$7,500
Rate on trust preferred securities	10.18%	6.43%	5.86%
Maturity	June 8, 2031	October 18, 2034	July 7, 2035
Date of first redemption	June 8, 2011	October 18, 2009	January 7, 2010
Common equity securities issued	$400	$310	$232
Junior subordinated deferrable interest debentures owed	$12,400	$10,310	$7,732
Rate on junior subordinated deferrable interest debentures	10.18%	6.43%	5.86%

11. Regulatory Matters

The Company. The Company is a unitary thrift holding company and, as such, is subject to the regulation, examination and supervision of the Office of Thrift Supervision (“OTS”).

United Western Bank. The Bank is subject to various regulatory capital requirements administered by the OTS.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s and the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet commitments as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to total assets (as defined in the regulations).  The Bank’s Tier 1 capital consists of shareholder’s equity excluding unrealized gains and losses on securities available for sale, less a portion of the Bank’s mortgage servicing asset that is disallowed for capital.

The Tier 1 and total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets.  Risk-weighted assets are calculated based on regulatory requirements and include total assets, allocated by risk weight category and certain off-balance-sheet items (primarily loan commitments).  The leverage ratio is calculated by dividing Tier 1 capital by adjusted total assets.

The Bank has been notified by the OTS that, as of its most recent regulatory examination, it is regarded as well capitalized under the regulatory framework for prompt corrective action.  Such determination has been made based on the Bank’s Tier 1, total capital, and leverage ratios.  There have been no conditions or events since this notification that management believes would change the Bank’s categorization as well capitalized under the aforementioned ratios.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2008
Total Capital (to Risk Weighted Assets)	$165,526	12.7%	$104,505	8.0%	$130,632	10.0%
Core Capital (to Adjusted Tangible Assets)	155,064	7.3	85,483	4.0	106,853	5.0
Tier I Capital (to Risk Weighted Assets)	155,064	11.9	N/A	N/A	78,379	6.0

As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$159,887	13.1%	$97,574	8.0%	$121,967	10.0%
Core Capital (to Adjusted Tangible Assets)	150,865	7.3	83,278	4.0	104,098	5.0
Tier I Capital (to Risk Weighted Assets)	150,865	12.3	N/A	N/A	73,180	6.0

12. Stock-Based Compensation

Stock Options

A summary of the Company’s stock option and non-vested stock awards activity, and related information is as follows:

	Three Months Ended March 31, 2008
		Non-Vested Stock Awards Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant – Date Fair Value	Number of Shares	Weighted Average Exercise Price
Balance January 1, 2008	1,238,692	46,332	$15.48	899,583	$20.31

Granted	(134,878)	67,264	13.14	67,614	18.26
Exercised	-	-	-	-	-
Forfeited	12,531	(331)	15.49	(12,200)	21.08
Director shares	(1,561)	-	-	-	-
Balance March 31, 2008	1,114,784	113,265	$14.09	954,997	$20.15

The shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”) at the 2007 annual meeting, which provides a variety of long-term equity based incentives to officers, directors, employees and other persons providing services to the Company.  The 2007 Plan authorizes the Compensation Committee to grant options as well as other forms of equity based incentive compensation, such as restricted stock awards, stock appreciation rights, performance units and supplemental cash payments.  At March 31, 2008, there were 113,265 restricted stock awards outstanding. These awards vest 20% annually on the anniversary date of the grant over a five-year period.  Based on an assumed level of forfeitures, the Company anticipates these awards will result in approximately $1.6 million of compensation expense over the vesting period of the restricted stock, with approximately $1.45 million remaining to be expensed ratably over the vesting period.  This unrecognized expense is expected to be recognized over 4.5 years.

In light of the approval of the 2007 Plan by the Company’s shareholders on May 17, 2007, the Company does not intend to grant any additional stock options under the Company’s prior stock option plan.  As of March 31, 2008, 276,806 shares have been granted under the 2007 Plan, net of forfeitures, which included 159,269 options, 113,265 restricted stock units and 4,272 shares issued to independent members of our board of directors.  Thus, of the 1,000,000 shares authorized under the 2007 Plan, there were 723,194 shares available for future grants.

The fair value of each stock option award is estimated on the date of grant using the Hull-White model, an enhanced trinomial lattice-based model, which takes into account certain dynamic assumptions about interest rates, expected volatility, expected dividends, employee exercise patterns, forfeitures and other factors.  Expected volatility is based primarily on historical volatility of the closing price of the Company’s common stock.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant with a term equal to the life of the option.  The expected term of options granted is derived using the lattice-based model and represents the period of time that options granted are expected to be outstanding.  The range of expected term and estimated forfeitures (employee exit rate) results from certain groups of employees exhibiting different behavior.  As the Board has declared regular $0.06 quarterly dividends, these are considered in the option valuation.  The weighted-average fair value of options granted during the three months ended March 31, 2008 was $3.50 per share.  There is no intrinsic value of outstanding options at March 31, 2008.  Outstanding stock options have a weighted average remaining contractual term of 8.6 years, and future compensation expense associated with those options is approximately $2.6 million.  The remaining expense is expected to be recognized over the weighted average period of 3.2 years.  Options outstanding and exercisable were granted at stock option prices that were not less than the fair market value of the common stock on the date the options were granted and no option has a term in excess of ten years.  Employee options vest ratably over a five year period.

The following pre-tax amounts expensed and weighted-average assumptions were used to estimate the fair value of options granted during the periods:

Three Months Ended
	March 31, 2008	March 31, 2007
Pre-tax stock option and restricted stock awards share-based compensation expense	$223,000	$185,000
Expected Volatility	25.50% - 25.90%	27.30% - 27.40%
Expected dividend yield	1.27% - 1.34%	0% - 1.00%
Risk-free interest rate	3.55% - 3.74%	4.57% - 4.77%
Expected term (in years)	6.10 – 7.20	5.50 - 6.50
Weighted average grant date fair value	$3.13 - $ 4.27	$4.04 - $ 5.37

Employee Stock Purchase Plan

The Company has an employee stock purchase plan, (“ESPP”). As of March 31, 2008, there were 171,639 ESPP Shares available for future issuance.  The price at which ESPP Shares are sold under the ESPP is 85% of the lower of the fair market value per share of common stock on the enrollment date or the purchase date. It is presently estimated that 20,804 shares will be issued through the ESPP for 2008.  The expenses associated with such share-based payments were $24,000 and $27,000, for the quarters ended March 31, 2008 and March 31, 2007, respectively.

Stock Repurchase Plan

At December 31, 2007 there were 378,918 common shares authorized for repurchase by the Company’s Board of Directors.  During the first quarter of 2008, the Company purchased 13,900 of its common shares for approximately $226,000.  Based on the corporate authorizations as of March 31, 2008, the Company may repurchase up to 365,018 of its currently issued and outstanding common shares.  Repurchases are part of the Company’s capital management plan and strategy.  In accordance with Colorado law, all repurchased shares are retired.

13. Income Taxes

Income tax expense was as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousand)

Current income tax expense	$1,875	$1,676
Deferred income tax (benefit)	(430)	(881)
Income tax expense as reported	$1,445	$795

Effective tax rate	30.1%	26.1%

The Company’s effective tax rate for all periods is below the statutory tax rate due to realization of New Markets Tax Credits, which have been deployed at a subsidiary of the Bank, and by tax exempt earnings, which principally relate to income from bank owned life insurance.  New Markets Tax Credits were $296,000 and $279,000 for the quarters ended March 31, 2008 and 2007, respectively.

At March 31, 2008 the Company has accrued $901,000 related to unrecognized tax benefits.  This amount is accrued in other liabilities in the consolidated balance sheet.

Interest and penalties associated with the liability for unrecognized benefits is approximately $200,000 at March 31, 2008, and is included in other liabilities in the consolidated balance sheet.

14. Segment Information

Under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has four reportable segments: (i) a community banking subsidiary, (ii) a custodial and advisory services subsidiary, (iii) a mortgage banking subsidiary, and (iv) a broker dealer subsidiary.  The remaining subsidiaries are included in the “all other” category and consist primarily of the parent company operations.  The Company’s segments are more fully described in Note 2 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2007.

	Community Banking	Custodial and Advisory Services	Mortgage Banking	Broker Dealer	All Others	Total
	(Dollars in thousands)
Quarter ended March 31, 2008:
Revenues from external customers:
Interest income	$29,017	$–	$357	$5	$101	$29,480
Noninterest income	699	2,387	1,511	11	215	4,823
Intersegment revenues	327	642	37	–	(75)	931
Segment income (loss) before income taxes	6,439	658	15	(65)	(2,238)	4,809

Quarter ended March 31, 2007:
Revenues from external customers:
Interest income	$29,816	$–	$302	$8	$91	$30,217
Noninterest income	1,563	1,993	1,535	36	216	5,343
Intersegment revenues	219	428	372	–	59	1,078
Segment income (loss) before income taxes	4,753	302	13	(82)	(1,938)	3,048

15. Fair Value of Financial Assets

Effective January 1, 2008, the Company adopted the provisions of FAS 157, “Fair Value Measurements,” for financial assets and financial liabilities.  In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of FAS 157 for nonfinancial assets and nonfinancial liabilities, until January 1, 2009.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FAS 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

Level 1:
Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets.  A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

Level 2:
Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that are derived principally from or can be corroborated by observable market data by correlation or other means.

Level 3:
Inputs to the valuation methodology are unobservable and significant to the fair value measurement.  Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets carried at fair value, or the lower of cost or fair value effective January 1, 2008.  The table below presents the balances of assets measured at fair value on a recurring basis and assets measured at fair value on a nonrecurring basis as of March 31, 2008 (there are no liabilities measured at fair value):

	Quoted Prices in Active Markets for Identical Asset	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets Measured at Fair Value on a Recurring Basis
Available for sale securities	$20,268	$75,916		$96,184

Assets Measured at Fair Value on a Nonrecurring Basis
Residential loans held for sale			$240,946	240,946
Mortgage Servicing Rights			11,299	11,299

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models or obtained from third parties that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, or the lower of cost or fair value.  These adjustments may include unobservable parameters.  Any such valuation adjustments have been applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Available for sale securities.  Securities classified as available for sale are reported at fair value using Level 1 inputs for agency securities.  Non-agency securities are reported at fair value using Level 2 inputs.  For these securities the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

Residential loans held for sale.  Residential loans held for sale are reported in the aggregate at the lower of cost or fair value using Level 3 inputs.  For these loans the Company obtains fair value using an internal cash flow model.  The fair value measurements consider observable data that may include loan type, spreads for other whole loans and mortgage-backed securities, prepayment speeds, servicing values, and index values.  Management makes certain adjustments to the data inputs that we believe other market participants would in estimating the fair value of the Company’s residential held for sale portfolio including: delinquency, existence of government guarantees, seasoning, loan to value ratios, FICO scores, among other factors.

Mortgage servicing rights.  Mortgage servicing rights are reported at the lower of cost or fair value using Level 3 inputs.  Management engages an independent third party to perform a valuation of its mortgage servicing rights periodically.  Mortgage servicing rights are valued in accordance with SFAS 140 using discounted cash flow modeling techniques that require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors.  Certain adjustments to inputs are made to reflect the specific characteristics of the Company's portfolio.

There are no impaired loans reported at fair value at March 31, 2008.  There were no transfers in or out of the Company’s Level 3 financial assets for the three months ended March 31, 2008.

16. Commitments and Contingencies

Commitments

The Company is a party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Such commitments involve, to a varying degree, elements of credit and interest- rate risk in excess of the amount recognized in the consolidated balance sheets.

A summary of the contractual amount of significant commitments follows:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Commitments to extend credit:
Loans secured by mortgages	$97,761	$81,318
Construction and development loans	160,740	206,434
Commercial loans and lines of credit	65,212	53,042
Consumer loans	401	490
Total commitments to extend credit	$324,114	$341,284
Standby letters of credit	$5,051	$2,398

The Company’s exposure to credit loss, in the event of nonperformance by the other party, to off-balance sheet financial instruments with credit risk is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments with credit risk.

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

Contingencies – Legal

The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to the Company’s business. The Company accrues liabilities when it is probable future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company’s estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will only accrue a loss for a pending litigation matter if the loss is probable and can be reasonably estimated.  Based on evaluation of the Company’s litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on the matters noted in the Company’s Annual Report on Form 10-K, against which no accrual for loss has been made at March 31, 2008, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

The legal contingencies of the Company are more fully described in the Company’s Form 10-K for the year ended December 31, 2007 under Item 3. “Legal Proceedings”, and in Note 21 to the audited financial statements.  During the three months ended March 31, 2008, there were no material changes to the information previously reported except as disclosed below.

Sterling.  Heraclio A. Munoz, et al. v. Sterling Trust Company, et. al. pending in Superior Court of the State of California (“Munoz”).  In this complaint filed in December 2001, plaintiffs sought class action status for their claims alleging negligent misrepresentation, breach of fiduciary duty and breach of written contract by Sterling.  The Company and the Bank, along with other unrelated parties, were also named as defendants.  In the fourth quarter of 2005, Sterling was granted summary judgment as to all claims against it by the plaintiffs.  After the order granting summary judgment was formally entered in April 2006, the plaintiffs filed an appeal in September 2006.  In March 2008, the California Court of Appeals issued a tentative order which affirmed the trial court’s decision granting summary judgment in favor of Sterling.  This decision became final in April 2008.  The California Court of Appeals also awarded Sterling its costs on appeal.  Counsel for the plaintiffs in this matter has indicated that the plaintiffs will not seek a review of the court of appeals decision in the California Supreme court.

Douglas Wheeler, et al. v. Pacific Air Transport, et al.; Paul C. Jared, et al. v. South Mountain Resort and Spa, Inc., et al.; Lawrence Rehrig, et al. v. Caffe Diva, et al.; Merrill B. Christman, et al. v. Millennium 2100, Inc., et al.; David M. Veneziale, et al. v. Sun Broadcasting Systems, Inc., et al.; and Don Glazer, et al. v. Technical Support Servs., Inc., et al.  Sterling was named a defendant in several putative class action lawsuits (the “IRA Suits”) filed in November 2000 in the U. S. District Court for the Western District of Pennsylvania alleging that Sterling breached fiduciary duties and was negligent in administering each plaintiff’s self-directed individual retirement account holding a nine-month promissory note.  On April 26, 2001, the court transferred all the IRA Suits to the Western District of Texas, where they were subsequently referred to binding arbitration.  The arbitration of the IRA Suits was abated pending the outcome of the Munoz case described above.  Since the California Court of Appeals affirmed the trial court’s granting of Sterling’s motion for summary judgment (thereby resulting in the dismissal of the Munoz matter as described above), counsel for the plaintiffs in the IRA Suits has indicated that the plaintiffs in such cases have agreed to file a motion to dismiss with prejudice all of the arbitrations in such suits.

Contingencies – Guarantees

The Company maintains a liability related to its legacy mortgage banking operations at Matrix Financial for estimated losses on mortgage loans expected to be repurchased or on which indemnification is expected to be provided.  The Company regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions.  Total loans repurchased during the quarters ended March 31, 2008 and 2007 were $34,000 and $181,000, respectively.  Loans indemnified that remain outstanding at March 31, 2008 totaled $7,529,000, of which $2,662,000 are guaranteed as to principal by FHA.  Losses net of recoveries charged against the liability for estimated losses on repurchase and indemnification were $34,000 and $55,000 for the three months ended March 31, 2008 and 2007, respectively.  At March 31, 2008 and December 31, 2007, the liability for estimated losses on repurchase and indemnification was $1,575,000 and $1,650,000, respectively, and was included in other liabilities in the consolidated balance sheets.

In connection with the May 2006 sale of ABS School Services, LLC, the Company and Equi-Mor Holdings, Inc., a wholly owned subsidiary of the Company, guaranteed, for a five year period, the repayment of the loans sold to the purchaser up to an aggregate amount of $1,650,000, creating a recourse obligation for the Company.  The balance of this estimated liability at March 31, 2008 and December 31, 2007, was $935,000 and is included in other liabilities in the consolidated balance sheets.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to significant risks and uncertainties.  Forward-looking statements include information concerning our future results, interest rates, loan and deposit growth, operations, development and growth of our community bank network and our business strategy.  Forward-looking statements  sometimes include terminology such as “may,” “will,” “expects,” “anticipates,” “predicts,” “believes,” “plans,” “estimates,” “potential,” “projects,” “goal” “intends,” “should” or “continue” or the negative of any such terms or other variations thereon or comparable terminology.  However, a statement may still be forward looking even if it does not contain one of these terms.  As you consider forward-looking statements, you should understand that these statements are not guarantees of performance or results.  They involve risks, uncertainties and assumptions that could cause actual performance or results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to: the successful implementation of our community banking strategies and growth plans; the timing of regulatory approvals or consents for new branches or other contemplated actions; the availability of suitable and desirable locations for additional branches; the continuing strength of our existing business, which may be affected by various factors, including but not limited to interest rate fluctuations, level of delinquencies, defaults and prepayments, general economic conditions, competition, legal and regulatory developments, and future additional risks and uncertainties currently unknown to us.  Additional information concerning these and other factors that may cause actual results to differ materially from those anticipated in forward-looking statements is contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in the Company’s other periodic reports and filings with the Securities and Exchange Commission.  The Company cautions investors not to place undue reliance on the forward-looking statements contained in this Quarterly Report.

Any forward-looking statements made by the Company speak only as of the date on which the statements are made and are based on information known to us at that time.   We do not intend to update or revise the forward-looking statements made in this Quarterly Report after the date on which they are made to reflect subsequent events or circumstances, except as required by law.  Our risk factors are discussed in greater detail in Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2007, and in Item 1A. “Risk Factors” in this report.

Overview

For the quarter ended March 31, 2008, net income increased 49% to $3.4 million compared to $2.3 million for the quarter ended March 31, 2007.  Diluted earnings per share were $.46 for the first quarter of 2008 compared to $.31 for the first quarter of 2007.  Higher net interest income from the execution of our community banking business plan was the primary contributor to the increased earnings with lower costing liabilities from a more favorable mix of liabilities providing a significant secondary contribution.

Total assets at March 31, 2008 were $2.15 billion, which represents an increase of $50 million from December 31, 2007.  Total community bank loans, net of the allowance for credit losses increased $113 million during the first quarter of 2008 to $811 million.  Run-off of investment securities and wholesale loans partially offset the growth of community bank loans.  Total shareholders’ equity declined by $858,000 in the first quarter of 2008 due principally to additional temporary impairments recognized in our available for sale securities portfolio.  This reduced our leverage ratio to 5.25% and our book value per share to $15.38 from 5.4% and $15.61, respectively, at December 31, 2007

We opened our fifth regional banking location in Fort Collins in February 2008 and plan to open two additional locations, in Longmont and the Denver Tech Center, in southeast Denver, later in the year.  During 2008 we added an experienced energy banker to focus on loan and deposit products from private energy companies, and we added an experienced leasing banker to focus on equipment leasing for small business and to nationally branded franchises in the hospitality industry.

Our asset quality is relatively stable.  We placed a non-SBA originated community bank loan on nonaccrual in the first quarter of 2008.  The addition of this $2.9 million construction loan into nonperforming loans caused nonperforming loans to increase by $1.5 million in the first quarter of 2008 to $12 million.  Our credit administration team reduced residential nonaccrual loans by $910,000, or 12%, in the first quarter, and other community bank nonperforming loans declined by $345,000.  Community bank nonperforming loans stand at 52 basis points of the community bank portfolio, and residential nonperforming loans are 1.80% of the residential loan portfolio.  Both of these ratios compare reasonably to peers and market averages.

In addition to the discussion below, readers may also want to review our earnings release for the quarter ended March 31, 2008, dated May 5, 2008, which is posted on our website at www.uwbancorp.com.

Comparison of Results of Operations for the Quarters Ended March 31, 2008 and March 31, 2007

Net Income.  For the quarter ended March 31, 2008, we earned $3.4 million, or $.47 per basic share and $.46 per diluted share, as compared to $2.3 million, or $.31 per basic and diluted share, for the quarter ended March 31, 2007. The increase in earnings was a result of the increase in net interest income after provision.  The increase in net interest income after provision offset lower gains on sale of originated SBA loans and thus a decline in noninterest income, and an increase in noninterest expense caused by increases in compensation and benefits and a charge to reduce our residential held-for-sale portfolio to the lower of cost or fair value.

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

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$229,310	$4,010	7.03%	$151,603	$2,790	7.46%
Construction and development loans	280,984	4,786	6.85	100,220	2,284	9.24
Originated SBA loans	99,213	2,096	8.50	102,425	2,416	9.57
Multifamily loans	49,153	817	6.65	57,891	928	6.41
Commercial loans	91,257	1,644	7.25	23,121	483	8.47
Consumer and other loans	5,042	72	5.74	2,934	68	9.40
Total community bank loans	754,959	13,425	7.15	438,194	8,969	8.30
Wholesale assets:
Residential loans	419,904	5,645	5.38	588,239	7,761	5.28
Purchased SBA loans and securities	174,181	1,970	4.55	235,568	3,003	5.17
Mortgage-backed securities	598,677	7,870	5.26	735,706	9,713	5.28
Total wholesale assets	1,192,762	15,485	5.19	1,559,513	20,477	5.25
Interest-earning deposits	19,298	156	3.20	14,129	179	5.07
FHLBank stock	39,917	414	4.17	40,548	592	5.92
Total interest-earning assets	2,006,936	29,480	5.89%	2,052,384	30,217	5.92%

Noninterest-earning assets:
Cash	18,029			22,127
Allowance for credit losses	(10,618)			(8,991)
Premises and equipment	18,324			9,482
Other assets	81,079			85,427
Total noninterest-earning assets	106,814			108,045
Total assets	$2,113,750			$2,160,429

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$235	$–	0.85%	$134	$–	0.00%
Money market and NOW accounts	1,154,089	3,383	1.18	1,153,438	6,259	2.20
Certificates of deposit	31,439	329	4.21	36,286	369	4.12
FHLBank borrowings	392,179	3,793	3.83	441,670	5,484	4.97
Repurchase agreements	76,673	848	4.38	60,868	739	4.92
Borrowed money and junior subordinated debentures	51,442	917	7.05	66,216	1,469	8.87
Total interest-bearing liabilities	1,706,057	9,270	2.17%	1,758,612	14,320	3.28%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	271,210			269,724
Other liabilities	20,519			20,875
Total noninterest-bearing liabilities	291,729			290,599
Shareholders’ equity	115,964			111,218
Total liabilities and shareholders’ equity	$2,113,750			$2,160,429

Net interest income before provision for credit losses		$20,210			$15,897
Interest rate spread			3.72%			2.64%
Net interest margin			4.05%			3.11%
Ratio of average interest-earning assets to average interest-bearing liabilities			117.64%			116.70%

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

	Quarter Ended March 31,
	2008 vs. 2007
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$1,390	$(170)	$1,220
Construction and development loans	3,236	(734)	2,502
Originated SBA loans	(70)	(250)	(320)
Multifamily loans	(145)	34	(111)
Commercial loans	1,242	(81)	1,161
Consumer and other loans	38	(34)	4
Wholesale assets:
Residential loans	(2,260)	144	(2,116)
Purchased SBA loans and securities	(707)	(326)	(1,033)
Mortgage-backed securities	(1,806)	(37)	(1,843)
Interest-earning deposits	55	(78)	(23)
FHLBank stock	(9)	(169)	(178)
Total interest-earning assets	964	(1,701)	(737)

Interest-bearing liabilities:
Money market and NOW accounts	4	(2,880)	(2,876)
Certificates of deposit	(48)	8	(40)
FHLBank borrowings	(555)	(1,136)	(1,691)
Repurchase agreements	192	(83)	109
Borrowed money and junior subordinated debentures	(288)	(264)	(552)
Total interest-bearing liabilities	(695)	(4,355)	(5,050)
Change in net interest income before provision for credit losses	$1,659	$2,654	$4,313

As detailed in the foregoing tables, net interest income before provision for credit losses increased $4.3 million, or 27%, to $20.2 million for the quarter ended March 31, 2008 as compared to $15.9 million for the quarter ended March 31, 2007. Net interest margin increased 94 basis points to 4.05% for the quarter ended March 31, 2008 from 3.11% for the same period a year ago. The tables indicate that the increase in net interest income before provision for credit losses can be attributed principally to liability management as interest expense declined by $5.1 million between the periods. However, other factors also contributed to the overall change in net interest income and the net interest margin between the periods. Interest income declined $737,000 to $29.5 million for the quarter ended March 31, 2008 as compared to $30.2 million for the quarter ended March 31, 2007. Average community bank loans increased to $755 million for the quarter ended March 31, 2008 compared to $438 million for the same quarter in 2007. The yield on those assets declined to 7.15% for the first quarter of 2008 as compared to 8.30% in 2007. We believe the decline in yield is reasonable given the decline in the prime rate of interest, to which many of our community bank loans are indexed, that began in the third quarter of 2007 and continued with an additional 200 basis points of decreases that occurred in the first quarter of 2008.

During the same periods the average balance of wholesale assets declined by $367 million to $1.19 billion for the quarter ended March 31, 2008 as compared to $1.56 billion for the quarter ended March 31, 2007. The decline in the balance of wholesale assets is consistent with management’s strategy to reduce these assets. The reduction is principally comprised of repayments from borrowers. The wholesale assets, which in total have a negative impact on our net interest margin, did perform relatively well in the first quarter of 2008. The yield on wholesale assets declined six basis points between the periods, significantly less than the 115 basis point decline in the community banking assets. Generally, this was the result of loans that reached their interest rate reset date and increased relative to earlier periods, and also reflects that a significant portion of the interest rates on single family loans reset annually, while a large portion of the interest rates in the community bank loan portfolio reset monthly or quarterly.

Overall, the cost of liabilities declined 111 basis points in the comparable quarters to 2.17% for the quarter ended March 31, 2008, versus 3.28% in 2007, which contributed $4.4 million of interest expense savings. The average balance of interest bearing liabilities declined by $53 million, resulting in a total savings of $695,000 in interest expense.  The majority of average noninterest-bearing deposits and a significant portion of money market and NOW accounts are primarily institutional deposits that are subject to subaccounting fees.

For the quarter ended March 31, 2008, community bank loans accounted for 46% of our interest income compared to 30% in the year earlier period.  We expect that community bank loans will continue to increase over time and that wholesale assets continue to run off through repayment, with possible sales of wholesale assets to accelerate our transition as a community bank.  The Federal Open Market Committee has reduced short-term interest rates periodically since August 2007 through April 30, 2008.  We believe it is possible that our net interest margin may decrease if the Federal Open Market committee continues to reduce short-term interest rates.

Provision for Credit Losses. The provision for credit losses was $1.5 million for the quarter ended March 31, 2008, compared to $358,000 for the quarter ended March 31, 2007.  The provision for credit losses for the first quarter 2008 is principally reflective of the growth of $114.3 million of community bank loans, the $2.9 million loan added to nonperforming assets and a $100,000 increase in the unallocated portion of the allowance for various economic factors that impact our loan portfolio.  The provision for credit losses for the first quarter 2007 was reflective of the growth of nearly $61 million of community bank loans offset by pay downs of residential mortgage loans in the period.  For a discussion of the Company’s allowance for credit loss methodology see “Critical Accounting Estimates – Allowance for Credit Losses,” and, as it relates to nonperforming assets, see “Asset Quality.”

Noninterest Income. An analysis of the components of noninterest income is presented in the table below:

	Quarter Ended March 31,
	2008	2007	Dollar Change	Percent Change
	(Dollars in thousands)
Noninterest income:
Custodial, administrative and escrow services	$2,560	$1,993	$567	28%
Loan administration	1,456	1,697	(241)	-14%
Gain on sale of loans and securities	182	833	(651)	-78%
Other income	625	820	(195)	-24%
Total noninterest income	$4,823	$5,343	$(520)	-10%

Custodial, Administration and Escrow Services. Service fees increased $567,000, or 28%, to $2.6 million for the quarter ended March 31, 2008, as compared to $2.0 million for the quarter ended March 31, 2007. The increase is due to continued growth generated by Sterling Trust.  Total accounts under administration increased 15% to 60,885 accounts at March 31, 2008, as compared to 52,837 accounts at March 31, 2007, and total assets under administration increased to $4.62 billion at March 31, 2008, from $4.0 billion at March 31, 2007. We attribute this increase to the successful marketing and growth efforts of Sterling Trust’s management team.

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges.  Loan administration fees decreased $241,000, or 14%, to $1.5 million for the quarter ended    March 31, 2008, as compared to $1.7 million for the same quarter in 2007.  This decrease is consistent with the decline in our mortgage loan servicing portfolio.  Our mortgage loan servicing portfolio decreased to an average balance of $1.04 billion for the quarter ended March 31, 2008 as compared to an average balance of $1.28 billion for the quarter ended March 31, 2007.  Our average service fee rate (including all ancillary income) of 0.48% for the first quarter of 2008 was one basis point lower than the 0.49% rate for the first quarter of 2006.  The Company anticipates loan administration fees will continue to decrease as its servicing portfolio decreases through normal amortization and prepayments.

Gain on Sale of Loans and Securities.  Gain on sale of loans and securities was $182,000 for the quarter ended March 31, 2008, as compared to $833,000 for the quarter ended March 31, 2007.  During the first quarter of 2008, the Company sold $6.2 million of SBA-originated loans.  The loan sales were part of our management of industry concentrations, interest rate risk, and regular sales of the guaranteed portion of SBA-originated loans.  For the quarter ended March 31, 2007, the company sold $12.5 million of SBA-originated loans, which generated gains of $735,000.  Also in the first quarter of 2007, we sold three securities from our available for sale securities portfolio, principally to assist in the de-leveraging of the balance sheet.  The gain on sale of these securities was $98,000.

Gain on sale of loans and securities can fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, the particular loan portfolios we elect to sell and market conditions.

Other Income. Other income for the first quarter 2008 principally includes income earned on bank owned life insurance of $238,000, prepayment penalties on loans and other loan fees not recognized as part of the yield on loans of $89,000, and other miscellaneous items that totaled $298,000.  This compares to the first quarter of 2007 when other income included income earned on bank owned life insurance of $232,000, prepayment penalties on loans and other loan fees not recognized as part of the yield on loans of $304,000, and other miscellaneous items that totaled $284,000.

Noninterest Expense. Noninterest expense increased $854,000, or 4.8%, to $18.7 million for the quarter ended March 31, 2008 as compared to $17.8 million for the quarter ended March 31, 2007.  The following table details the components of noninterest expense for the periods indicated:

	Quarter Ended March 31,
	2008	2007	Dollar Change	Percentage Change

Noninterest expense:	(Dollars in thousands)
Compensation and employee benefits	$7,707	$6,340	$1,367	22%
Subaccounting fees	5,215	5,985	(770)	-13%
Amortization of mortgage servicing rights	709	978	(269)	-28%
Occupancy and equipment	810	649	161	25%
Postage and communication	342	303	39	13%
Professional fees	601	506	95	19%
Mortgage servicing rights subservicing fees	441	520	(79)	-15%
Other general and administrative	2,863	2,553	310	12%
Total noninterest expense	$18,688	$17,834	$854	5%

Compensation and employee benefits expense increased $1.4 million, to $7.7 million for the quarter ended March 31, 2008 as compared to $6.3 million for the quarter ended March 31, 2007.  At March 31, 2008 the Company had 345 employees compared to 294 employees at March 31, 2007.  This increase includes 31 employees at United Western Bank and 17 at Sterling Trust.  Employees were hired at the Bank to continue the implementation of our business plan and included the entire staff for the Longmont branch, our mountain community banking teams, support staff hired in connection with the opening of the Fort Collins branch, and additions to our infrastructure in loan and deposit operations and credit administration.  The additions at Sterling were hired to support our continuing growth in custodial, administrative and escrow services.  Included in compensation and employee benefits were costs of $248,000 and $212,000 for the Company’s stock-based compensation plans for the quarter ended March 31, 2008 and 2007, respectively.  The increase in stock-based compensation expense is reflective of the additional employees hired to implement our business strategy.

Subaccounting fees, which represent fees paid to third parties to service depository accounts on our behalf, are incurred at the Bank in respect of custodial and institutional deposits.  Such fees declined $770,000, or 13%, to $5.2 million for the quarter ended March 31, 2008 compared to $6.0 million for the quarter ended March 31, 2007.  This decrease was principally caused by lower short-term interest rates.  Subaccounting fees are generally tied to the Federal Open Market Committee target rate for overnight deposits.  The average target rate for the first quarter of 2008 was 3.22% compared to 5.25% for the first quarter of 2007.  The decrease in interest rates was partially offset by growth in the balances subject to subaccounting fees, which increased $30 million, or 3%, for the quarter ended March 31, 2008 to $1.15 billion from $1.12 billion for the quarter ended March 31, 2007.

Amortization of mortgage servicing rights decreased $269,000, or 28%, to $709,000 for the quarter ended March 31, 2008 as compared to $978,000 for the quarter ended March 31, 2007.  Amortization of mortgage servicing rights has been declining consistently with the decline in our mortgage servicing portfolio.  On a quarterly basis the fluctuation is also a function of the level of repayments of the remaining portfolio.  The average balance in our mortgage servicing rights portfolio decreased to $1.04 billion at March 31, 2008 as compared to $1.28 billion at March 31, 2007.  Prepayment speeds on our servicing portfolio were 16.4% for the quarter ended March 31, 2008 as compared to 20.7% for the quarter ended March 31, 2007.

Occupancy and equipment expense increased $161,000, or 25%, to $810,000 for the quarter ended March 31, 2008 as compared to $649,000 for the quarter ended March 31, 2007.  The increase in occupancy is due to establishment of a loan production office in the Aspen marketplace, and opening of the Fort Collins and Loveland branches.  The Company recognized $283,000 of amortization of deferred gain as a reduction of occupancy expense for the quarter ended March 31, 2008.  This amount represents a reduction in our occupancy expense for the period from the recognition of the deferred gain resulting from the sale-leaseback of the United Western Financial Center, which is being amortized into income over the ten-year term of the lease.

The remainder of noninterest expense, which includes postage and communication expense, professional fees, mortgage servicing rights subservicing fees, data processing costs and other general and administrative expenses increased approximately $365,000 to $4.2 million for the quarter ended March 31, 2008 as compared to $3.9 million for the quarter ended March 31, 2007.  In the first quarter of 2008, we incurred a charge of $767,000 to reduce the carrying value of single family loans to the lower of cost or fair value compared to the first quarter of 2007 when we recognized a similar charge of $397,000.

Income Taxes. The provision for income taxes for the quarter ended March 31, 2008, was $1.4 million as compared to $795,000 for the quarter ended March 31, 2007.  Our effective tax rate was 30.1% for the 2008 quarterly period compared to 26.1% for the same 2007 period.  In the first quarter of 2008, pre-tax income increased by $1.8 million to $4.8 million, which reduced the impact of our New Markets Tax Credits, and thus resulted in an increase in our effective tax rate.  For the quarter ended March 31, 2008, New Markets Tax Credits favorably impacted the effective tax rate due to utilization of $296,000 of New Market Tax Credits, as compared to a $279,000 favorable impact for the first quarter of 2007.

Balance Sheet

Total assets increased $49.8 million or, 2.4%, to $2.15 billion at March 31, 2008 from $2.10 billion at December 31, 2007. Community bank loans, net of allowance for credit losses, increased by $112.8 million, or 16%, to $810.5 million at March 31, 2008, compared to $697.7 million at December 31, 2007.  We believe the growth of our community bank loan portfolio was the result of successful marketing by our regional banking teams.  The growth of community bank loans was partially offset by reductions in wholesale assets.  Wholesale loans, net of the allowance for credit losses, declined $64.7 million, or 12%, to $492.4 million at March 31, 2008 compared to $557.0 million at December 31, 2007. This decline came from repayments and approximately $18 million of residential loans that were securitized with FNMA in the period.  Investment securities declined by $9.5 million in 2008, to $652.3 million at March 31, 2008, compared to $661.8 million at December 31, 2007.  This decline was the result of repayments of $27.5 million offset by the securities we created from residential loans.

Total liabilities increased by $50.6 million, or 2.6% to $2.03 billion at March 31, 2008 from $1.98 billion at December 31, 2007. The change in liabilities was the result of increases in deposits, including custodial escrow balances of $60 million and a modest increase in retail repurchase agreements that caused borrowed money to increase $773,000, partially offset by a decline in FHLBank borrowings of $7.3 million.

Investment Securities

See Note 3 to the consolidated financial statements in this report for information related to the Company’s investment securities portfolio.

Loan Portfolio

Our major interest-earning asset is our loan portfolio.  A significant part of our asset and liability management involves monitoring the composition of our loan portfolio.  The following table sets forth the composition of our loan portfolio by loan type as of the dates indicated.  The amounts in the table below are shown net of premiums, discounts and other deferred costs and fees.

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in thousands)
Community Bank loans:
Commercial real estate	$321,177	$287,294	$235,108
Construction and development	311,274	272,736	123,235
Commercial	120,954	88,175	37,654
Multifamily	58,334	48,613	57,896
SBA originated, guaranteed portions	3,749	5,602	5,785
Consumer	5,054	3,825	2,754
Total Community Bank loans	820,542	706,245	462,432

Wholesale loans:
Residential	386,371	442,890	568,916
SBA purchased guaranteed portions	107,698	116,084	150,209
Total loans	$1,314,611	$1,265,219	$1,181,557

At March 31, 2008, total community bank loans increased to $821 million as compared to $706 million at December 31, 2007 and $462 million at March 31, 2007.  Commercial loans increased $33 million in the first quarter of 2008 to $121 million and are now approximately 15% of our community bank portfolio.  The commercial loan portfolio growth is diversified in several industries and includes cash flow loans, equipment, borrowing base and other commercial credits.  Commercial real estate loans increased $34 million in the first quarter of 2008 from the fourth quarter of 2007 to $321 million.  A significant component of this growth was for owner-occupied real estate.

The following table presents the details of the construction and development (“C&D”) portfolio for the periods indicated:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Construction type breakdown:
Construction - 1-4 family	$49,699	$47,045
Construction - commercial	79,860	70,065
Construction - multifamily	43,570	34,820
Construction - 1-4 (consumer)	13,479	10,126
Total construction	186,608	162,056

Land type breakdown:
Land development	121,218	107,900
Undeveloped land	2,603	2,260
Undeveloped land (consumer)	845	520
Total development	124,666	110,680
Total construction and development	$311,274	$272,736

The C&D portfolio grew $38.5 million in the first quarter of 2008 to $311 million and represents 23.7% of our entire loan portfolio and 37.9% of our community bank portfolio. As shown in the table above, construction loans were $186 million at March 31, 2008, or 22.7% of our community bank portfolio and land loans were $125 million or 15.2% of our community bank portfolio at such date.  Within the construction portfolio the loan breakdown is approximately 34% single family, 43% commercial, and 23% multifamily.  Within the land development loans, more than 97% are for land that is under development and is generally intended to either be sold to contractors as lot loans for commencement of construction, or for which the current borrower will commence vertical construction within six to twelve months and contain secondary sources of repayment including guarantees.

The Bank has no exposure to production builders and no warehouse lines to single-family mortgage lenders. The Bank’s construction portfolio is located throughout Colorado including several resort markets, (e.g., Aspen, Steamboat, and Breckenridge.) Our land and construction lending is to well-qualified borrowers, the majority of which include personal guarantees, require interest reserves over the life of the loan, and have loan to value averages of approximately 75%. At March 31, 2008 single-family construction speculative to pre-sold ratio was approximately 48% to 52%.

As of March 31, 2008 we have defined nine geographic regions for our C&D portfolio; eight in Colorado and one region for loans outside Colorado.  Within Colorado, four of the defined geographic regions account for $243 million, or 83%, of the C&D portfolio, as shown in the table below.

	March 31, 2008		December 31, 2007
	Outstanding	Percent	Outstanding	Percent
Area	(Dollars in thousands)
Denver Metro	$138,980	44.7%	$110,373	40.5%
North Eastern Colorado - Fort Collins	40,506	13%	44,689	16.4%
Mountain communities - Aspen, Roaring Fork Valley	34,998	11.2%	33,573	12.3%
North Central Colorado - Steamboat Springs	27,401	8.8%	27,219	10%
Other Colorado areas	36,372	11.7%	22,009	8.1%
Outside Colorado	33,017	10.6%	34,873	12.7%
Total	$311,274	100%	$272,736	100%

Of the C&D loans located outside Colorado, in the real estate construction markets that management believes are weak, there were two loans that totaled $10.4 million located in Arizona, and one loan for $1.4 in California.  There were no C&D loans located in Florida or Nevada.

Residential loans declined $57 million between March 31, 2008 and December 31, 2007, and by $183 million between March 31, 2008 and March 31, 2007.  This decline is consistent with our plan to reduce the amount of wholesale loans on our balance sheet.  Overall loans increased $49.4 million between March 31, 2008 and December 31, 2007.  Our goal for loan growth for 2008 is approximately $300 million of net new community bank loans, accordingly over the next three quarters of 2008 we do not anticipate loan growth will be as robust as in the first quarter.  We also expect with declining interest rates that repayments of wholesale residential assets may accelerate, which we would welcome.  As the secondary mortgage market stabilizes prospectively, we may elect to accelerate the run-off of wholesale residential loans through sales.

The Bank has two loans that qualify as “Shared National Credits” as defined by regulation (over $25 million with three or more lenders).  In both cases, the borrower’s chief executive officers are customers of the Bank and the Bank is not large enough to manage these business’ credit needs.

Asset Quality

As part of our asset quality function, we monitor nonperforming assets on a regular basis.  Loans are placed on nonaccrual when full payment of principal or interest is in doubt or when they are 90 days past due as to either principal or interest.  During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of loan agreements.  These loans are placed under close supervision with consideration given to placing the loan on nonaccrual status, increasing the allowance for credit losses and (if appropriate) partial or full charge-off.  Nonaccrual loans are further classified as impaired when the underlying collateral and other originally identified sources of repayment, are considered insufficient to cover principal and interest and management concludes it is probable that we will not fully collect all principal and interest.  After a loan is placed on nonaccrual status, any interest previously accrued but not yet collected is reversed against current income.  If interest payments are received on nonaccrual loans, these payments are applied to principal and not taken into income.  We do not place loans back on accrual status unless back interest and principal payments are made.  For certain government-sponsored loans such as FHA-insured and VA-guaranteed loans, we continue to accrue interest when the loan is past due 90 or more days, if and to the extent that the interest on these loans is insured by the federal government.  The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $5.9 million, $5.4 million and $8.3 million at March 31, 2008, December 31, 2007, and March 31, 2007, respectively.  These accruing loans are not included in the balances of nonperforming loans below.

 The following table sets forth our nonperforming assets as of the dates indicated:

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in thousands)
Residential	$6,963	$7,873	$6,606
SBA purchased guaranteed portions	767	893	1,077
Commercial real estate	1,035	1,152	268
Construction and development	2,900	–	209
Commercial	2	–	153
SBA originated guaranteed portions	327	557	1,282
Total nonperforming loans	11,994	10,475	9,595
REO	3,808	3,109	3,524
Total	$15,802	$13,584	$13,119

At March 31, 2008, total nonperforming loans were $12.0 million, compared to $10.5 million at December 31, 2007 and $9.6 million at March 31, 2007.  Nonperforming loans consist of two separate classes of assets:  wholesale loans, principally residential loans, as there is nominal risk of loss associated with the guaranteed SBA-purchased loans, and the community bank portfolio.  The Company’s nonperforming wholesale residential loan portfolio declined by $910,000 in the first quarter of 2008, as compared to December 31, 2007.  Overall, nonperforming residential loans totaled $7.0 million, $7.9 million, and $6.6 million, at March 31, 2008, December 31, 2007, and March 31, 2007, respectively.  This represents 1.80%, 1.78%, and 1.16% of the residential portfolio for those respective periods.  The decline in nonperforming residential loans was due to many factors, including loans repurchased by the seller, loans that were paid off, loans where the borrower brought the loan current, and loans that transferred to real estate owned.  In total, there were approximately $4.4 million of reductions in nonperforming loans in the first quarter offset by $3.5 million of additions.  Residential loans 60 days past due at March 31, 2008 were $2.4 million compared to $3.5 million at December 31, 2007.  The level of nonperforming loans is generally consistent with the national market place.  The Company’s residential portfolio is geographically dispersed.  The Company owns loans in 48 states, and concentrations of greater than 5% occur in California (39%), Illinois (8%), Georgia (7%), Florida (5%) and Texas (5%).  Of the $141 million of loans located in California, 47% were sold to the Company with recourse back to the seller.  If any such loan were to become nonperforming, the seller has the ability to perform on its recourse obligation.  The average loan size of the residential loan portfolio is $146,000 and consists of loans that on average are approximately 6.5 years seasoned, were rigorously underwritten at the time of acquisition, and bore average FICO scores over 700 with reasonable loan-to-value and debt-to-income ratios.  Based on the national Case-Shiller Index, we estimate the average current loan-to-value to be approximately 60%.  We believe the risk of loss associated with this portfolio is considerably lower than losses associated with other types of lending, which is evidenced by our historical loss experience from the residential portfolio.  We expect future levels of nonperforming loans in the residential portfolio to be generally consistent within the national and regional economic markets in which the loans are located.

At March 31, 2008, the Company owned $277,000 of mortgages that met the regulatory definition of “subprime” at the date of purchase or origination.  In prior years, the Company originated subprime mortgages through its mortgage banking subsidiary, and occasionally the Bank also purchased subprime mortgages.  These activities ceased several years ago, and the Company’s current holdings represent the remainder of such activities.  The Company is not now active in the subprime market and has no intention of becoming involved in the future.

Nonperforming community bank loans totaled $4.3 million, $1.7 million, and $1.9 million at March 31, 2008,     December 31, 2007, and March 31, 2007, respectively.  Nonperforming community bank loans increased in the first quarter of 2008 due primarily to one loan that was placed on nonaccrual in the period, which had become over 90 days past due.  At March 31, 2008 management concluded this loan was not impaired based on the collateral value and personal guarantees that support this credit.  In total nonperforming community bank loans represent 52 basis points of the community bank portfolio at March 31, 2008, compared to 24 basis points and 41 basis points at December 31, 2007 and March 31, 2007, respectively.

Allowance for Credit Losses

Management believes the allowance for credit losses is critical to the understanding of our financial condition and results of operations. Selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to occur, and depending upon the severity of such differences, a materially different financial condition or results of operations is a reasonable possibility.

We maintain our allowance for credit losses at a level that management believes is adequate to absorb probable losses inherent in the existing loan portfolio based on an evaluation of the collectibility of loans, underlying collateral, geographic and other concentrations, and prior loss experience. We use a risk rating system to evaluate the adequacy of the allowance for credit losses. With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and ten, by the originating loan officer, credit administration, loan review or loan committee, with one being the best case and ten being a loss or the worst case. Estimated loan default factors are multiplied against loan balances and then multiplied by an historical loss given default rate by loan type to determine an appropriate level for the allowance for credit losses.  A specific reserve may be needed on a loan-by-loan basis.  Loans with risk ratings between six and nine are monitored more closely by the loan officer, credit administration, and the asset quality committee, and may result in specific reserves.  The allowance for credit losses also includes an element for estimated probable but undetected losses and for imprecision in the loan loss models discussed above.

The following table sets forth information regarding changes in our allowance for credit losses for the periods indicated.  The table includes the allowance for both wholesale and community bank loans:

	Quarter Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$10,438	$8,762
Charge Offs:
Residential	(201)	(28)
Commercial real estate	(50)	–
Commercial	–	–
Construction	–	(222)
Consumer and other	(2)	(16)
Total charge-offs	(253)	(266)

Recoveries:
Residential	–	1
Commercial real estate	–	6
Commercial	–	32
Construction	–	1
Consumer and other	–	1
Total recoveries	–	41

Net charge offs	(253)	(225)
Provision for credit losses	1,536	358
Balance, end of period	$11,721	$8,895

Net residential loan charge-offs were $201,000 and $27,000, for the quarters ended March 31, 2008 and 2007, respectively.  On an annualized basis, this represents losses of 19.1 basis points and 1.8 basis points for those same periods, respectively.  Included in the charge-offs for the first quarter of 2008 was one loan that accounted for $101,000 of the charge-offs incurred.

The table below provides a breakout of the allowance for credit losses by loan type:

	March 31,	December 31,	March 31,
	2008	2007	2007
	(Dollars in thousands)
Residential	$1,635	$1,869	$2,340
Guaranteed SBA purchased premium	53	56	72
Commercial real estate	3,098	2,944	2,969
Construction and development	3,791	2,978	1,325
Commercial	1,305	1,030	610
Multifamily	991	822	893
Consumer	48	39	36
Unallocated	800	700	650
Total allowance	$11,721	$10,438	$8,895

The following table presents a summary of significant asset quality ratios for the period indicated:

	March 31,	December 31,	March 31,
	2008	2007	2007

Total nonperforming residential loans to total residential loans	1.80%	1.78%	1.16%
Total nonperforming community bank loans to total community bank loans	0.52%	0.24%	0.41%
Total residential allowance to nonperforming residential loans	23.48%	23.74%	35.42%
Total community bank allowance to nonperforming community bank loans	235.30%	498.13%	339.07%
Total residential allowance to residential loans	0.42%	0.42%	0.41%
Total community bank allowance to community bank loans	1.22%	1.21%	1.40%
Total allowance for loan losses to total loans	0.89%	0.82%	0.75%
Total nonaccrual loans and REO to total assets	0.74%	0.65%	0.62%

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

The allowance for credit losses allocated to community bank loans to nonperforming community bank loans was 235%, 498%, and 339%, at March 31, 2008, December 31, 2007, and March 31, 2007, respectively.  The allowance for credit losses allocated to residential loans to nonperforming residential loans was 24%, 24%, and 35%, at March 31, 2008, December 31, 2007, and March 31, 2007, respectively.  The decline in the reserve to nonperforming residential loans between the first quarter of 2008 and first quarter of 2007 is reflective of the change in composition of the portfolio during the periods and Company’s loss history on residential loans, which indicates to us the allowance level is adequate.

The total allowance increased to .89% at March 31, 2008, compared to .82% at December 31, 2007 and .75% at     March 31, 2007.  The overall increase in the allowance is related to the increase in the community bank portfolio.  The total allowance for residential loans is .42% at March 31, 2008, compared to .42% at December 31, 2007 and .41% at March 31, 2007.

The increase in the allowance for credit losses is related primarily to the balance sheet transformation and is reflective of the higher allowance attributable to community bank loans in general as compared to residential loans.  The allowance for community bank loans is 1.22% at March 31, 2008, 1.21% at December 31, 2007, and 1.40% at March 31, 2007.  The decline in the allowance as a percentage of community bank loans between March 31, 2008 and March 31, 2007 is generally due to a few larger loans that our credit administration addressed in 2007 and subsequently re-graded, which reduced the allowance required on those loans.

Liquidity

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

The following table sets forth the balances for each major category of the Company’s deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

	March 31, 2008		December 31, 2007		March 31, 2007
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest bearing deposits	$231,887	0%	$226,259	0%	$191,496	0%
Savings accounts	269	0.85	148	1.26	190	0%
Money market and NOW accounts	1,161,927	1.18	1,129,091	2.15	1,204,455	2.2%
Certificate accounts	33,788	4.21	29,983	4.27	37,308	4.12%
Total deposits	$1,427,871	1.08%	$1,385,481	1.84%	$1,433,449	1.96%

Total deposits increased $42 million between March 31, 2008 and December 31, 2007.  Approximately $15 million of this growth came from our open banking offices with the remaining increase representing net increases from institutional relationships as shown below.

The following table sets forth the balances for categories of deposits and custodial escrow balances of the Company by source for the periods indicated:

	March 31, 2008	December 31, 2007	March 31, 2007
	(Dollars in thousands)
Community Bank Deposits	$104,263	$89,338	$56,281
Brokered CDs	12,974	13,025	25,592
Sterling Trust Company	392,649	404,615	382,087
Matrix Financial Services Corp.	25,682	18,256	30,209
Matrix Financial Solutions, Inc.	249,948	236,436	194,155
Legent Clearing, LLC	185,371	163,527	162,428
Deposit concentrations	478,706	478,575	556,635
Other wholesale deposits	29,759	15,881	76,929
Deposits and custodial escrow balances	$1,479,352	$1,419,653	$1,484,316

Community bank deposits represent deposits attracted by our regional banking teams.  We have reduced our reliance on brokered CDs due to the overall cost of this product and the availability of other wholesale sources of liabilities at competing interest rates.  Sterling and Matrix Financial Services Corporation are our wholly owned subsidiaries.  The decline in balance at Sterling is related to an account for one life settlement agent for special asset acquisitions and administration with a balance of $73,196,000 and $103,830,000 at March 31, 2008 and December 31, 2007, respectively.  Management elected to restructure this relationship and terminate certain elements of business with respect to this large life settlement agent account.  The restructured relationship will now allow the Company to pursue business in the same industry on a non-exclusive basis.  During the first quarter of 2008, approximately $31 million of these deposits were withdrawn.  Through Sterling’s successful marketing efforts, growth in new accounts and the increase in uninvested cash in existing accounts offset $19 million of the withdrawn deposits.  If Sterling cannot continue to replace this business with deposits from other clients, the aggregate deposits directed to the Bank by Sterling could decline materially in 2008.  The increase at Matrix Financial Services Corporation at March 31, 2008 compared with year end 2007 is a seasonal fluctuation because many jurisdictions require tax payments in the fourth quarter of the year, reducing escrow balances near year end.  Prospectively, we expect this balance to decline consistent with the declining mortgage servicing business and our decision to reduce that activity.  Matrix Financial Solutions, Inc. (“MFSI”) are deposits that represent customer assets under administration by MFSI.  The Company owns an approximate 7% interest in MFSI. Growth in these deposits is associated with the overall growth in business experienced by MFSI.  Legent Clearing, LLC are deposits that represent institutional deposits received through Legent Clearing, LLC.  United Western Bank acquired these deposits initially in the second quarter of 2006. Deposit concentrations are deposits that represent deposit funds from three, three and five institutional relationships maintained by United Western Bank as of March 31, 2008, December 31, 2007, and March 31, 2007, respectively.  Included in deposit concentrations is one institutional relationship with balances of $453.5 million, $455.9 million and $466.4 million at March 31, 2008, December 31, 2007, and March 31, 2007, respectively. See further discussion of deposit concentrations in our Form 10-K for December 31, 2007, Item 1A.  “Risk Factors – Risk Related to Our Business” and Note 7 – “Deposits” to our consolidated financial statements included in this report.

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

The Bank has an internal policy that requires certain liquidity ratios to be met.  That current policy requires that we maintain a set amount of liquidity on the Bank’s balance sheet at all times and that we have off balance sheet liquidity readily available to the Bank to meet the day-to-day liquidity requirements of the Bank and its customers.  The Bank is a member of the FHLBank of Topeka and has the ability to borrow up to 40% of the assets of the Bank.  At March 31, 2008, the Bank had unused borrowing capacity at FHLBank of approximately $196 million.

At March 31, 2008, the Bank had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $324 million.  Management anticipates that we will have sufficient funds available to meet current origination and other lending commitments.

Company Liquidity.  Our main sources of liquidity at the holding company level are cash, notes receivable, dividends and tax payments from our subsidiaries, as well as two facilities under our credit agreement maintained with a large regional correspondent bank in the total amount of $25 million.  As of March 31, 2008, we had $14 million undrawn and available under these two facilities.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business.  A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity.  Historically, the Bank has made the majority of the dividend payments received by the Company.  As a result of the liquidity generated through various divestitures and other activities at the Company, the Bank did not pay a dividend to the Company in the years 2004 though 2006.  The Bank commenced the payment of quarterly dividends to the Company effective with the Bank’s earnings of the first quarter of 2007.  Prospectively, based on capital ratios and other factors, management expects the Bank will pay dividends at the rate of approximately 33% to 40% of the Bank’s net income.  If dividends and tax payments from subsidiaries are not sufficient to fund the cash requirements of the Company, the Company will utilize the credit facilities discussed above, as needed, to meet its own and the other subsidiaries, financial obligations.  The credit facilities allow the Company to issue additional trust preferred securities, which, accordingly, are contingent sources of liquidity for the Company.

The Company commenced a quarterly cash dividend program in 2007 and paid quarterly cash dividends in the amount of $.06 per share.  A cash dividend was also declared on May 1, 2008 payable to shareholders of record on June 5, 2008.  The ability of the Company to declare and pay a dividend prospectively will depend on a number of factors, including future earnings, dividends received from the Bank, capital requirements, financial condition and future prospects and such other factors that our Board of Directors may deem relevant.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

See the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risks in the 2007 Form 10-K.  There has been no significant change in the types of mark risks faced by the Company since March 31, 2008.

At March 31, 2008, management believes the Company is asset sensitive, which means the results of the Company’s net interest income and net income would be expected to improve modestly if interest rates increased from current levels.  Management also believes that continued interest rate declines from the Federal Open Market Committee would have a negative impact on the results of operations.  The continued execution of our business plan is expected to mitigate the impact of the current interest rate environment if rates remain stable or decline further.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2008 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and several other members of our senior management.  Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting for the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, such controls.

We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all error and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Part II - Other Information

Item 1. Legal Proceedings

Legal proceedings of the Company are more fully described in Note 21 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2007.  During the three months ended March 31, 2008, there were no material changes to the information previously reported, except as disclosed in Note 16 Commitments and Contingencies – Contingencies – Legal to the consolidated financial statements.

Item 1A. Risk Factors

During the quarter ended March 31, 2008, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company’s Form 10-K for the year ended December 31, 2007, except as follows:

Additional market concern over investment securities backed by mortgage loans could create losses in the Company’s investment portfolio.  A majority of the Company’s investment portfolio is comprised of securities where mortgages are the underlying collateral.  These securities include agency-guaranteed mortgage-backed securities, and non-agency mortgage-backed securities and collateralized mortgage obligations. With the recent national downturn in real estate markets and the rising mortgage delinquency and foreclosure rates, investors are increasingly concerned about these types of securities, which has negatively impacted the prices of such securities in the marketplace.  The recoverability of our mortgage-backed securities depends on the performance of the underlying loans in the related loan pools.  If credit losses on those loans were to exceed the subordinated tranches designed to credit-enhance our securities, we would not receive the full stated interest due on the securities or our full principal balance, or both.  If we were to conclude there were unrealized losses which were other than temporary — which we evaluate by considering estimates of recoverability, as well as the duration and severity of the unrealized loss — we would be required under GAAP to reduce the cost basis of the security to fair value and record a corresponding charge to earnings, which would also reduce our regulatory capital.

See Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2007 for a detailed discussion of the Company’s remaining “Risk Factors.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plan (1)	Maximum Number of Shares that may yet be purchased under the Plan
January 1, through February 29, 2008	–	–	–	–
March 1 through March 31, 2008	13,900	$16.25	13,900	365,018
Total	13,900	$16.25	13,900	365,018

 (1) On August 2, 2007, the Company’s Board of Directors authorized the repurchase of up to 5% of the outstanding shares of the Company’s common stock.  On November 9, 2006, the Company’s Board of Directors authorized an additional repurchase of 5% of the outstanding shares of the Company’s common stock. Repurchases are part of the Company’s capital management plan and strategy.  In accordance with Colorado law, all repurchased shares are retired.

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

UNITED WESTERN BANCORP, INC.

Dated:	May 5, 2008	/s/ Scot T. Wetzel
Scot T. Wetzel
President and
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 5, 2008	/s/ William D. Snider
William D. Snider
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 5, 2008	/s/ Benjamin C. Hirsh
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