Form 10-Q
period 2008-06-30
UNITED WESTERN BANCORP INC
filed 2008-08-07
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ Ö ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):  Large accelerated filer  [   ]Accelerated filer  [Ö ]Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).   Yes [   ] No [ Ö ]

Number of shares of Common Stock ($0.0001 par value) outstanding at the close of business on August 5, 2008 was 7,224,768 shares.

Part I – Financial Information
Item 1.  Financial Statements – (Unaudited)
United Western Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share information)

	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$23,333	$21,650
Interest-earning deposits	1,573	3,156
Federal funds sold	12,000	16,000
Total cash and cash equivalents	36,906	40,806
Investment securities – available for sale, at estimated fair value	74,120	87,676
Investment securities – held to maturity, at amortized cost	534,273	574,105
Community bank loans, net	922,410	697,732
Wholesale loans, net	463,709	557,049
FHLBank stock, at cost	28,656	39,913
Mortgage servicing rights, net	10,653	11,971
Accrued interest receivable	8,788	10,551
Other receivables	16,994	14,120
Premises and equipment, net	21,753	16,949
Bank owned life insurance	24,756	24,279
Other assets, net	11,660	11,737
Deferred income taxes	16,669	6,113
Foreclosed real estate	2,579	3,109
Total assets	$2,173,926	$2,096,110

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,433,033	$1,385,481
Custodial escrow balances	46,777	34,172
FHLBank borrowings	431,376	406,129
Borrowed money	103,038	97,428
Junior subordinated debentures owed to unconsolidated subsidiary trusts	30,442	30,442
Income tax payable	910	222
Other liabilities	24,803	28,815
Total liabilities	2,070,379	1,982,689

Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized;
no shares outstanding	–	–
Common stock, par value $0.0001; 50,000,000 shares authorized; issued and
7,221,723 shares at June 30, 2008 and
7,264,224 shares at December 31, 2007 outstanding, respectively	1	1
Additional paid-in capital	22,730	23,724
Retained earnings	97,691	92,364
Accumulated other comprehensive loss	(16,875)	(2,668)
Total shareholders’ equity	103,547	113,421
Total liabilities and shareholders’ equity	$2,173,926	$2,096,110
See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except share information)
	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest and dividend income:
Community bank loans	$13,587	$10,315	$27,013	$19,402
Wholesale residential loans	4,970	6,931	10,613	14,573
Other loans	475	2,172	1,664	4,147
Investment securities	8,057	9,860	16,709	20,602
Deposits and dividends	405	817	975	1,588
Total interest and dividend income	27,494	30,095	56,974	60,312

Interest expense:
Deposits	2,453	8,767	6,164	15,396
FHLBank borrowings	3,663	2,257	7,456	7,741
Other borrowed money	1,492	2,350	3,258	4,557
Total interest expense	7,608	13,374	16,878	27,694

Net interest income before provision for credit losses	19,886	16,721	40,096	32,618
Provision for credit losses	2,080	567	3,616	925
Net interest income after provision for credit losses	17,806	16,154	36,480	31,693

Noninterest income:
Custodial, administrative and escrow services	2,580	2,033	5,140	4,025
Loan administration	1,202	1,770	2,658	3,468
Gain on sale of loans and securities	142	81	324	914
Other	630	805	1,254	1,624
Total noninterest income	4,554	4,689	9,376	10,031

Noninterest expense:
Compensation and employee benefits	7,628	6,562	15,334	12,902
Subaccounting fees	4,485	5,770	9,700	11,754
Amortization of mortgage servicing rights	672	1,004	1,381	1,982
Occupancy and equipment	717	728	1,527	1,378
Postage and communication	369	326	712	629
Professional fees	763	682	1,364	1,188
Mortgage servicing rights subservicing fees	457	511	898	1,031
Other general and administrative	2,884	2,244	5,747	4,796
Total noninterest expense	17,975	17,827	36,663	35,660

Income before income taxes	4,385	3,016	9,193	6,064
Income tax provision	1,320	774	2,765	1,569
Net Income	$3,065	$2,242	$6,428	$4,495

Net income per share – basic	$0.43	$0.31	$0.89	$0.62
Net income per share – assuming dilution	$0.43	$0.31	$0.89	$0.62

Weighted average shares – basic	7,198,357	7,256,622	7,207,878	7,256,598
Weighted average shares – assuming dilution	7,210,304	7,298,183	7,222,236	7,296,998

Dividends declared per share	$0.06	$0.06	$0.12	$0.12
See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except share information)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total	Loss
Six Months Ended
June 30, 2008
Balance at December 31, 2007	7,264,224	$1	$23,724	$92,364	$(2,668)	$113,421
Cumulative effect of adoption of a new accounting principle on January 1, 2008 (Note 1)	-	-	-	(226)	-	(226)
Dividends paid ($0.12 per share)	-	-	-	(875)	-	(875)
Stock repurchase	(113,900)	-	(1,605)	-	-	(1,605)
Issuance of stock to directors	3,305	-	62	-	-	62
Restricted stock grants, net	68,094	-	-	-	-	-
Share-based compensation expense	-	-	549	-	-	549
Comprehensive (loss):					-	-
Net income	-	-	-	6,428	-	6,428	$6,428
Net unrealized holding losses, net of income tax effect of ($8,682)(1)	-	-	-	-	(14,207)	(14,207)	(14,207)
Comprehensive (loss)	-	-	-	-	-	-	$(7,779)
Balance at June 30, 2008	7,221,723	$1	$22,730	$97,691	$(16,875)	$103,547

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net (Loss) Income	$6,428	$4,495
Adjustments to reconcile income to net cash from operating activities:
Share-based compensation expense	611	469
Depreciation and amortization	822	579
Provision for credit losses	3,616	925
Amortization of mortgage servicing rights	1,381	1,982
Charge to reduce loans held for sale to fair value	974	144
Gain on sale of loans and securities	(324)	(914)
Net (gain) loss on sale of assets, equipment and foreclosed real estate	(3)	37
Changes in assets and liabilities:
Loans originated and purchased for sale	(22,251)	(15,856)
Principal payments on, and proceeds from sale of loans held for sale	72,571	88,270
Originated mortgage servicing rights, net	(63)	(41)
(Increase) decrease in other receivables, other assets, deferred income and tax asset	(11,571)	2,105
(Decrease) increase in other liabilities and income taxes payable	(3,324)	7,174
Net cash from operating activities	48,867	89,369

Cash flows from investing activities
Loans originated and purchased for investment	(446,535)	(297,690)
Principal repayments on loans held for investment	248,239	194,932
Proceeds from sale of available for sale securities	–	25,600
Proceeds from maturity and prepayment of available for sale securities	8,473	18,012
Purchase of held to maturity securities	(2,837)	(1,579)
Proceeds from the maturity and prepayment of held to maturity securities	42,202	75,425
Proceeds from sales of loans transferred to loans held for sale	–	21,430
Proceeds from redemption of FHLBank stock	12,000	5,000
Purchases of premises and equipment	(5,607)	(3,180)
Proceeds from sale of premises and equipment	–	5
Proceeds from sale of foreclosed real estate	2,764	3,308
Net cash from investing activities	(141,301)	41,263

Continued

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2008	2007

Cash flows from financing activities
Net increase in deposits	$47,552	$209,782
Net increase in custodial escrow balances	12,605	20,780
Net increase (decrease) in FHLBank borrowings	25,247	(375,850)
Borrowed money – proceeds from repurchase agreements	4,110	26,299
Borrowed money – advances on revolving line, net	1,500	–
Redemption of capital securities of subsidiary trust	–	(5,155)
Stock option exercise	–	12
Repurchase of common stock	(1,605)	–
Dividends paid	(875)	(874)
Net cash from financing activities	88,534	(125,006)

(Decrease) increase in cash and cash equivalents	(3,900)	5,626
Cash and cash equivalents at beginning of the period	40,806	23,754
Cash and cash equivalents at end of the period	$36,906	$29,380

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$3,025	$1,660
Loans securitized and transferred to securities available for sale	$18,003	$–
Loans held for investment transferred to loans held for sale	$–	$21,430
Issuance of common stock to directors	$62	$–

Supplemental disclosure of cash flow information
Cash paid for interest	$16,952	$27,641
Cash paid for income taxes	$3,488	$1,582

     See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
June 30, 2008

1. Basis of Presentation and Significant Accounting Policies

United Western Bancorp, Inc. (the “Company”) is a unitary thrift holding company and, through its subsidiaries, a diversified financial services company headquartered in Denver, Colorado. The Company’s operations are conducted primarily through United Western Bank (the “Bank”), Sterling Trust Company (“Sterling”), Matrix Financial Services Corporation (“Matrix Financial”), and UW Investment Services, Inc. (“UW Investment”) (formerly known as First Matrix Investment Services Corp.), all of which are wholly owned subsidiaries of the Company.

Through the Bank, we are focused on expanding our community-based banking network across Colorado’s Front Range market and selected mountain communities by strategically positioning banking offices in those locations.  The Colorado Front Range area spans the Eastern slope of Colorado’s Rocky Mountains – from Pueblo to Fort Collins, and includes the metropolitan Denver marketplace.  We have also expanded with a loan production office into Aspen, Colorado, serving Aspen and the Roaring Fork Valley.  As of June 30, 2008, we had opened five full service banking locations in downtown Denver, Cherry Creek, Boulder, Loveland and Fort Collins.  We plan to open banking offices in the Denver Tech Center, Longmont, and in South Denver near Hampden Avenue and Interstate 25 later this year and to grow the Bank network to an estimated 10 to 12 community bank locations over the next three to five years.  We originate SBA loans on a national basis.  In addition to the community-based banking operations of the Bank, we also offer deposit services to institutional customers as well as custodial, administration and escrow services through Sterling.

From time-to-time in this document we refer to certain assets, for example, one-to-four family residential mortgage loans (“residential loans”), purchased SBA loans and mortgage-backed securities and certain other assets of United Western Bank that existed as of December 9, 2005, as “wholesale” or “legacy” assets.

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

The Company views the allowance for credit losses, the valuation of loans held for sale, and the determination of temporary vs. other than temporary impairment of securities as a critical accounting estimates that require significant judgments, assumptions and estimates be used in preparation of its consolidated financial statements.  See further detail in this Note for a detailed description of the Company’s process and methodology related to these critical accounting estimates.

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

The allowance for credit losses consists of four components, (i) pools of homogeneous single-family loans with similar risk characteristics, (ii) pools of homogenous community bank loans with similar risk characteristics (e.g., commercial real estate, construction and development, commercial, multifamily and consumer), (iii) individually significant loans that are measured for impairment and (iv) a component representing an estimate of inherent, but undetected, probable losses, which also contemplates the imprecision in the credit risk models utilized to calculate the allowance.

Pools of homogeneous single-family loans with similar risk characteristics are assessed for probable losses based on loss migration analysis where loss factors are updated regularly based on actual experience.  The analysis examines historical loss experience and the related internal gradings of loans charged off.  The loss migration analysis also considers inherent, but undetected losses within the portfolio.

Pools of homogeneous community bank loans with similar risk characteristics (e.g., commercial real estate, construction and development, commercial, multifamily and consumer) are assessed for probable losses based on loss migration analysis where loss factors are updated regularly based on our own loss experience, the collective experience of our credit risk management team, loss rates at selected peer community banks and industry data.  The analysis also incorporates the related internal gradings of loans charged off and other factors, including our asset quality trends and national and local economic conditions.

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

There are many factors affecting the allowance for credit losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that could adversely affect earnings or our financial position in future periods.

Community Bank Loans

Community bank loans include commercial real estate loans, construction and development loans, commercial loans, multifamily loans and consumer loans.  Within this population are loans originated by the Bank’s SBA division.  The majority of community bank loans are originated as assets held for investment.  Currently, we intend to hold for the foreseeable future or to maturity all community bank loans except SBA 504 loans and the guaranteed portions of SBA 7a loans.  We generally sell selected SBA 504 loans and the guaranteed portions of SBA 7a loans on a routine basis.  At June 30, 2008 and December 31, 2007, included in community bank loans were multifamily and SBA originated loans totaling $81,887,000 and $90,911,000, respectively, that were classified as loans held for sale.  There was no lower-of-cost-or-fair value valuation allowance for these loans at either period.

Wholesale Loans

Wholesale loans include legacy residential loans and purchased guaranteed portions of SBA 7a loans.  We expect these loans to decline prospectively from repayments and we may elect to accelerate the decline of these assets via sales in order to manage our balance sheet.  At June 30, 2008 and December 31, 2007, net of the valuation allowance to reduce the balances to the lower of cost or fair value, included in wholesale loans were residential loans of $229,243,000 and $280,598,000, respectively, that were classified as loans held for sale.

Loans Held for Sale

At June 30, 2008 and December 31, 2007, loans held for sale consisted of the following:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Wholesale residential loans	$230,800	$281,181
Valuation allowance for residential loans	(1,557)	(583)
SBA originated loans	51,497	51,067
Multifamily loans	30,390	39,844
Loans held for sale	$311,130	$371,509

Loans purchased or originated without the intent to hold for the foreseeable future or to maturity are classified as held for sale.  Classes of loans held for sale are carried at the lower of aggregate cost, net of discounts or premiums and a valuation allowance, or estimated fair market value.  Estimated fair market value is determined as described in Note 15, “Fair Value of Financial Assets.”  Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations.  SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” requires that discounts or premiums on loans held for sale be deferred until the related loan is sold.  The Company accretes discounts and amortizes premiums related to repayment of loan principal on its loans held for sale, which are included in interest income.

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

Loans Held for Investment

At June 30, 2008 and December 31, 2007, loans held for investment consisted of the following:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Community bank loans	$852,572	$615,334
Purchased SBA loans	98,555	116,085
Wholesale residential loans	137,527	162,291
Loans held for investment	$1,088,654	$893,710

Loans which the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held for investment.  These loans include community bank loans (commercial real estate, commercial, construction and development, SBA originated, multifamily and consumer loans), SBA purchased loans, and wholesale residential loans.

Temporary vs. Other-Than-Temporary Impairment

The Company views the determination of whether an investment security is temporarily or other-than-temporarily impaired as a critical accounting policy as the estimate is susceptible to change from period to period because it requires management to make significant judgments, assumptions and estimates in the preparation of its consolidated financial statements.  We assess individual securities in our investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant.  An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date.  When a security is impaired we then determine whether this impairment is temporary or other than temporary.  In estimating other-than-temporary impairment losses, management considers, among other things, (i) the severity and duration of the impairment, (ii) the ratings of the security, (iii) the overall deal structure, the Company’s position within the structure, quality of underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections and discounted cash flows, and (iv) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Management believes it is the current macroeconomic conditions that have significantly impacted the fair value of its securities portfolio.  The Company’s investment portfolio contains several securities that have a severe decline in fair value in comparison to the carrying value.  While certain securities, principally those in the available for sale portfolio, have been down graded by one or more of the nationally recognized ratings agencies all securities owned by the Company contain at least one investment grade rating.  In addition, the Company’s independently prepared cash flow forecast support management’s conclusions that it is probable the Company will fully recover the carrying value of the securities. The rating, the duration of decline, independent cash flow estimates, management’s estimate that the length of time for the security to recover its value is reasonable together with management’s intent and ability to hold the securities classified as held to maturity until they mature, and to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost support the conclusion that the impairment is temporary.

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

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  At June 30, 2008 and December 31, 2007, management believed it was more likely than not that the deferred taxes would be realized and, accordingly, there was no valuation allowance.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would ultimately be sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. The evaluation of a tax position taken is considered by itself and not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

Impact of Recently Issued Accounting Standards

SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No 51.”  SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  SFAS 160 will be effective for the Company on January 1, 2009 and is not expected to have a significant impact to the Company’s financial statements.

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

SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The hierarchical guidance provided by SFAS 162 did not have a significant impact on the Company’s financial statements.

FASB Staff Position (FSP) no. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 will be effective on January 1, 2009.  All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1.  FSP EITF 03-6-1 is not expected to have a significant impact on the Company’s financial statements.

2. Net Income Per Share

The following table sets forth the amounts used in the computation of net income per share and net income per share assuming dilution:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Numerator:
Net income	$3,065	$2,242	$6,428	$4,495
Denominator:
Weighted average shares outstanding	7,198,357	7,256,622	7,207,878	7,256,598
Effect of dilutive securities:
Common stock options and non-vested stock awards	11,947	41,561	14,358	40,400
Denominator for net income per share assuming dilution	7,210,304	7,298,183	7,222,236	7,296,998

3. Investment Securities

Investment securities available for sale were as follows:
	June 30, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(Dollars in thousands)
Mortgage-backed securities – agency	$17,917	$105	$(104)	$17,918	$3,272	$13	$(35)	$3,250
Mortgage-backed securities – private	47,391	–	(26,556)	20,835	47,413	–	(4,160)	43,253
Collateralized mortgage obligations-private	35,735	–	(639)	35,096	40,601	184	(53)	40,732
SBA securities	270	1	–	271	442	–	(1)	441
Total	$101,313	$106	$(27,299)	$74,120	$91,728	$197	$(4,249)	$87,676

Investment securities held to maturity were as follows:
	June 30, 2008				December 31, 2007
	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities – private	$179,871	$119	$(26,262)	$153,728	$187,922	$819	$(1,286)	$187,455
Collateralized mortgage obligations-private	297,818	246	(28,739)	269,325	323,316	598	(3,742)	320,172
SBA securities	56,584	–	(1,834)	54,750	62,867	–	(2,185)	60,682
Total	$534,273	$365	$(56,835)	$477,803	$574,105	$1,417	$(7,213)	$568,309

At June 30, 2008 and December 31, 2007, substantially all of the Company’s investment securities were pledged to secure public deposits, FHLBank borrowings, repurchase agreements and for other purposes, as required or permitted by law.

The following table presents information pertaining to securities available for sale and held to maturity with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position as follows:

	June 30, 2008				December 31, 2007
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage-backed securities - agency, available for sale	$5,807	$(67)	$2,588	$(37)	$653	$(7)	$1,939	$(28)
Mortgage-backed securities - private, available for sale	11,078	(15,452)	9,757	(11,104)	43,253	(4,160)	–	–
Collateralized mortgage obligations-private, available for sale	30,158	(596)	4,934	(43)	7,272	(36)	7,619	(17)
SBA securities, available for sale	–	–	–	–	261	(1)	–	–
Mortgage-backed securities-private, held to maturity	84,852	(15,952)	58,725	(10,310)	36,789	(396)	70,130	(890)
Collateralized mortgage obligations-private, held to maturity	116,547	(21,363)	114,187	(7,376)	85,011	(290)	128,717	(3,452)
SBA securities, held to maturity	2,097	(139)	52,653	(1,695)	43,613	(1,391)	17,069	(794)
Total	$250,539	$(53,569)	$242,844	$(30,565)	$216,852	$(6,281)	$225,474	$(5,181)

At June 30, 2008, the net unrealized loss in the securities portfolio increased to 14% compared to 1.7% at December 31, 2007.  The increase in the unrealized losses on investment securities is attributable to the ongoing conditions in the marketplace for high-grade mortgage-backed securities.  At June 30, 2008, based on the lowest rating assigned, the securities portfolio consisted of 6% agency securities, 74% AAA rated non-agency securities, 12% AA rated securities 3% A rated securities, 2% BB rated securities and 3% B rated securities.  Included in the available for sale securities portfolio were five securities totaling $47.3 million of unpaid principal balance that are collateralized by payment option adjustable rate mortgages.  Of these securities, four have received a downgrade from one of the rating agencies; however, all of the securities have at least one investment grade rating.  These five securities comprise a significant portion of the decline in fair value of the available for sale securities that occurred in the second quarter of 2008.  Based on management’s review of the analyses performed by independent third parties and consideration of other information, in addition to credit ratings from the nationally recognized credit rating agencies, the Company believes the decline in fair value is due to temporary conditions in the marketplace.  Management expects full recovery as the securities approach their maturity date, or repricing date or if market yield for such investments decline.  Accordingly, at June 30, 2008, based on management’s belief that the impairments detailed in the table above are temporary, no impairment loss has been recognized in the Company’s consolidated statement of income.

4.  Community Bank Loans

Community bank loans consist of the following:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Commercial real estate	$409,875	$288,576
Construction and development	330,201	273,556
Commercial and industrial	120,758	88,126
SBA originated, guaranteed portions	4,279	5,602
Multifamily	48,901	48,381
Consumer	23,038	3,822
Premium, net	422	709
Unearned fees	(3,092)	(2,527)
	934,382	706,245
Less: Allowance for credit losses	11,972	8,513
Community bank loans, net	$922,410	$697,732

Activity in the allowance for credit losses on community bank loans is summarized as follows:

	Six Months Ended
	June 30, 2008	June 30, 2007
	(Dollars in thousands)
Balance at beginning of period	$8,513	$6,216
Provision for credit losses	3,527	887
Charge-offs	(68)	(239)
Recoveries	–	42
Balance at end of period	$11,972	$6,906

The following lists information related to nonaccrual community bank loans:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Community bank loans, unguaranteed	$3,936	$1,152
Community bank loans, guaranteed	132	557
Total nonaccrual community bank loans	$4,068	$1,709

Included in nonaccrual loans were impaired loans, as defined under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” totaling $3,044,000 and $0 at June 30, 2008 and December 31, 2007, respectively, all of which have a specific valuation allocated to the loan.  All of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method.  The related allowance allocated to impaired loans was $1,090,000 and $0 at June 30, 2008 and December 31, 2007, respectively.  There was no interest recognized in the periods on loans while they were considered impaired.

5.  Wholesale Loans
Wholesale loans consist of the following:
	June 30, 2008	December 31, 2007
	(Dollars in thousands)

Residential	$366,903	$441,954
Premium, net	1,501	1,518
Fair value adjustment	(1,557)	(583)
SBA purchased, guaranteed portions	90,481	106,721
Premium on SBA purchased guaranteed portions	8,074	9,364
	465,402	558,974
Less: Allowance for credit losses	1,693	1,925
Wholesale loans, net	$463,709	$557,049

Activity in the allowance for credit losses on wholesale loans is summarized as follows:

	Six Months Ended
	June 30, 2008	June 30, 2007
	(Dollars in thousands)
Balance at beginning of period	$1,925	$2,546
Provision for credit losses	89	38
Charge-offs	(322)	(276)
Recoveries	1	3
Balance at end of period	$1,693	$2,311

The following lists information related to nonaccrual wholesale loans:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Residential	$7,701	$7,873
SBA purchased guaranteed	1,236	893
Total nonaccrual wholesale loans	$8,937	$8,766

There were no wholesale loans that were impaired at June 30, 2008 or December 31, 2007.  The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $6.8 million and $5.4 million at June 30, 2008 and December 31, 2007, respectively.  These accruing loans are not included in the balances of nonaccrual loans above.

6. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

	Six Months Ended
	June 30, 2008	June 30, 2007
	(Dollars in thousands)
Balance at beginning of period	$12,831	$17,349
Originations	63	41
Amortization	(1,381)	(1,982)
Application of valuation allowance for other-than-temporary impairment	–	(935)
Balance before valuation allowance at end of period	11,513	14,473

Valuation allowance for impairment of mortgage servicing rights
Balance at beginning of period	(860)	(1,950)
Application of valuation allowance for other-than-temporary impairment	–	935
Balance at end of period	(860)	(1,015)
Mortgage servicing rights, net	$10,653	$13,458

The Company’s servicing portfolio (excluding subserviced loans), is comprised of the following:

	June 30, 2008		December 31, 2007
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	Outstanding	of Loans	Outstanding
	(Dollars in thousands)
Freddie Mac	1,922	$69,560	2,209	$77,231
Fannie Mae	6,384	329,471	7,091	359,799
Ginnie Mae	5,205	270,894	5,607	298,533
VA, FHA, conventional and other loans	3,997	305,744	3,969	325,555
Total servicing portfolio	17,508	$975,669	18,876	$1,061,118

The Company’s custodial escrow balances shown in the accompanying consolidated balance sheets at June 30, 2008 and December 31, 2007 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at the Bank in noninterest-bearing accounts.  The balance of custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

7. Deposits

Deposit account balances are summarized as follows:

	June 30, 2007			December 31, 2007
	(Dollars in thousands)
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

Savings accounts	$253	0.02%	0.79%	$148	0.01%	1.04%
NOW and DDA accounts	661,177	46.14	0.32	686,867	49.58	0.47
Money market accounts	748,635	52.24	0.93	668,483	48.25	2.19
Subtotals	1,410,065	98.40	0.64	1,355,498	97.84	1.32
Certificate accounts	22,968	1.60	3.74	29,983	2.16	4.21
Total deposits	$1,433,033	100%	0.69%	$1,385,481	100%	1.05%

The following table presents concentrations of deposits at the Bank for the periods presented:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Sterling Trust Company	$375,276	$404,615
Matrix Financial Solutions, Inc.	252,417	236,435
Legent Clearing, LLC	205,501	163,527
Other Deposit Concentrations	496,731	478,575

Sterling Trust Company – represents fiduciary assets under administration by Sterling, a wholly owned subsidiary of the Company, that are in NOW, demand and money market accounts.  Included in this balance at Sterling is a series of accounts for one life settlement agent for special asset acquisitions and administration with a balance of $59,450,000 and $103,830,000 at June 30, 2008 and December 31, 2007, respectively.  Management elected to restructure this relationship and terminate certain elements of business with respect to this large life settlement agent account.  The restructured relationship will now allow the Company to pursue business in the same industry on a non-exclusive basis.  During the first half of 2008, approximately $45 million of these deposits were withdrawn.  Through Sterling’s successful marketing efforts, growth in new accounts and the increase in uninvested cash in existing accounts offset $15 million of the withdrawn deposits.  If Sterling cannot continue to replace this business with deposits from other clients the aggregate deposits directed to the Bank by Sterling could decline further in 2008.

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

Other Deposit Concentrations – represents deposit funds from three institutional relationships maintained by the Bank as of June 30, 2008 and December 31, 2007.  Included in other deposit concentrations is one institutional relationship with balances of $474,728,000 and $455,862,000 at June 30, 2008 and December 31, 2007, respectively.

Included in certificate accounts are approximately $1,773,000 and $13,025,000 of brokered deposits as of June 30, 2008 and December 31, 2007, respectively.

The aggregate amount of certificate accounts with a balance of $100,000 or more (excluding brokered deposits) was approximately $17,039,000 and $12,006,000 at June 30, 2008 and December 31, 2007, respectively.

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

The balances of FHLBank borrowings are as follows:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)

FHLBank of Topeka borrowings	$404,600	$379,300
FHLBank of Dallas borrowings	26,776	26,829
	$431,376	$406,129

Available unused borrowings from FHLBank of Topeka totaled $202,859,000 at June 30, 2008.

9.  Borrowed Money

Borrowed money is summarized as follows:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Borrowed Money
Revolving line of credit to a third-party financial institution, through June 29, 2009, renewable annually, collateralized by the common stock of the Bank; interest at 30 day LIBOR plus 1.50%; (3.97% at June 30, 2008), $17.5 million available at June 30, 2008	$12,500	$5,000
One year advancing line converting to an amortizing term note payable to a third-party financial institution, collateralized by the common stock of the Bank; paid in full and matured at June 30, 2008	–	6,000
Subordinated debt securities, interest payments due quarterly at three-month LIBOR plus 2.75% (5.52% at June 30, 2008), maturing February 13, 2014	10,000	10,000
Assets sold under agreements to repurchase: Company structured repurchase agreements	75,000	75,000
Customer repurchase agreements	5,538	1,428
Total	$103,038	$97,428

The Company’s borrowings with a third-party financial institution came up for annual renewal on June 29, 2008.  The Company did not renew the $20 million one year advancing line.  The Company’s previous $5 million revolving line of credit was renewed at $30 million and an advance on the revolving line was used to retire the advancing line.  The facility is for general corporate purposes.  The Company must comply with certain financial and other covenants contained in the credit agreement including, among other things, the maintenance by the Bank of specific asset quality ratios, and “well capitalized” regulatory capital ratios.  Also, the credit agreement limits the Company’s ability to incur additional debt above specified levels.

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

The Company structured repurchase agreements at June 30, 2008 are as follows:

Counterparty	JP Morgan	JP Morgan	Citigroup
Principal Balance	$25,000,000	$25,000,000	$25,000,000
Base interest rate	2.53%	2.46%	4.49%
Stated maturity date	September 28, 2011	November 21, 2011	February 21, 2012
Call date	September 28, 2008	November 21, 2008	November 21, 2008

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

10.  Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

Under prior management, the Company sponsored three trusts that have outstanding balances as of June 30, 2008.  These trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities exclusively in junior subordinated debt securities of the Company (the “debentures”).  The debentures held by each trust are the sole assets of that trust.  Distributions on the capital securities issued by each trust are payable semiannually or quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust.  The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

The following table presents details on the junior subordinated debentures owed to unconsolidated subsidiary trusts at June 30, 2008.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital (as defined in the regulations) to total assets (as defined in the regulations).  The Bank’s Tier 1 capital consists of shareholder’s equity excluding unrealized gains and losses on securities available for sale, less a portion of the Bank’s mortgage servicing asset that is disallowed for capital.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2008
Total Capital (to Risk Weighted Assets)	$169,286	11.6%	$116,514	8.0%	$145,647	10.0%
Core Capital (to Adjusted Tangible Assets)	157,985	7.2	87,287	4.0	107,750	5.0
Tier 1 Capital (to Risk Weighted Assets)	157,985	10.8	N/A	N/A	87,388	6.0

As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$159,887	13.1%	$97,574	8.0%	$121,967	10.0%
Core Capital (to Adjusted Tangible Assets)	150,865	7.3	83,278	4.0	104,098	5.0
Tier 1 Capital (to Risk Weighted Assets)	150,865	12.3	N/A	N/A	73,180	6.0

12. Stock-Based Compensation

Stock Options

A summary of the Company’s stock option and non-vested stock awards activity, and related information is as follows:

	Six Months Ended June 30, 2008
		Non-Vested Stock Awards Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant – Date Fair Value	Number of Shares	Weighted Average Exercise Price
Balance January 1, 2008	1,238,692	46,332	$15.48	899,583	$20.31

Granted	(158,814)	69,664	13.10	89,150	17.99
Exercised	-	-	-	-	-
Forfeited or cancelled	18,520	(1,570)	14.70	(16,950)	21.55
Director shares	(3,305)	-	-	-	-
Stock awards vested	-	(8,989)	15.49	-	-
Balance June 30, 2008	1,095,093	105,437	$13.92	971,783	$20.07

The shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”) at the 2007 annual meeting, which provides a variety of long-term equity based incentives to officers, directors, employees and other persons providing services to the Company.  The 2007 Plan authorizes the Compensation Committee to grant options as well as other forms of equity based incentive compensation, such as restricted stock awards, stock appreciation rights, performance units and supplemental cash payments.  At June 30, 2008, there were 105,437 non-vested restricted stock awards outstanding. These awards vest 20% annually on the anniversary date of the grant over a five-year period.  Based on an assumed level of forfeitures, the Company anticipates these awards will result in approximately $1.61 million of compensation expense over the vesting period of the restricted stock, with approximately $1.38 million remaining to be expensed ratably over the vesting period.  This unrecognized expense is expected to be recognized over 4.3 years.

In light of the approval of the 2007 Plan by the Company’s shareholders on May 17, 2007, the Company does not intend to grant any additional stock options under the Company’s prior stock option plan.  As of June 30, 2008, 301,047 shares have been granted under the 2007 Plan, net of forfeitures, which included 180,805 options, 114,226 restricted stock units and 6,016 shares issued to independent members of our board of directors.  Thus, of the 1,000,000 shares authorized under the 2007 Plan, there were 698,953 shares available for future grants.

The fair value of each stock option award is estimated on the date of grant using the Hull-White model, an enhanced trinomial lattice-based model, which takes into account certain dynamic assumptions about interest rates, expected volatility, expected dividends, employee exercise patterns, forfeitures and other factors.  Expected volatility is based primarily on historical volatility of the closing price of the Company’s common stock.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant with a term equal to the life of the option.  The expected term of options granted is derived using the lattice-based model and represents the period of time that options granted are expected to be outstanding and post-vesting employee behavior by group of employee.  Forfeitures are estimated outside of the Hull-White model based on attrition studies performed annually.  As the Board has declared regular $0.06 quarterly dividends, these are considered in the option valuation.  The weighted-average fair value of options granted during the six months ended June 30, 2008 was $3.51 per share.  The intrinsic value of outstanding options at June 30, 2008, was $0.  Outstanding stock options have a weighted average remaining contractual term of 8.3 years, and future compensation expense associated with those options is approximately $2.5 million.  The remaining expense is expected to be recognized over the weighted average period of 3.0 years.  Options outstanding and exercisable were granted at stock option prices that were not less than the fair market value of the common stock on the date the options were granted and no option has a term in excess of ten years.  Employee options vest ratably over a five year period.

The following pre-tax amounts expensed and weighted-average assumptions were used to estimate the fair value of options granted during the periods:

Six Months Ended June 30,
	2008	2007
Pre-tax stock option and restricted stock awards share-based compensation expense	$501,000	$411,000
Expected Volatility	25.20% - 25.90%	26.30% - 27.40%
Expected dividend yield	1.27% - 1.40%	0.93% - 1.02%
Risk-free interest rate	3.55% - 3.88%	4.57% - 4.77%
Expected term (in years)	6.10 – 7.20	5.50 - 6.70
Weighted average grant date fair value	$3.13 - $ 4.27	$4.04 - $ 5.51

Employee Stock Purchase Plan

The Company has an employee stock purchase plan, (“ESPP”). As of June 30, 2008, there were 171,639 ESPP Shares available for future issuance.  The price at which ESPP Shares are sold under the ESPP is 85% of the lower of the fair market value per share of common stock on the enrollment date or the purchase date. It is presently estimated that 20,451 shares will be issued through the ESPP for 2008.  The expenses associated with such share-based payments were $24,000 and $16,000, for the quarters ended June 30, 2008 and June 30, 2007, respectively, and $48,000 and $42,000 for the six months ended June 30, 2008 and June 30, 2007, respectively.

Stock Repurchase Plan
During the second quarter of 2008, the Company purchased 100,000 of its common shares for approximately $1.38 million.  At June 30, 2008, there were 265,018 common shares authorized for repurchase by the Company’s Board of Directors; however, at this time, the Company has no further plans to repurchase additional shares of its common stock.

13. Income Taxes

Income tax expense was as follows:

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Current income tax expense	$4,381	$2,442
Deferred income tax (benefit)	(1,616)	(873)
Income tax expense as reported	$2,765	$1,569

Effective tax rate	30.1%	25.9%

The Company’s effective tax rate for all periods is below the statutory tax rate due to realization of New Markets Tax Credits, which have been deployed at a subsidiary of the Bank, and by tax exempt earnings, which principally relate to income from bank owned life insurance.  New Markets Tax Credits were $593,000 and $559,000 for the six months ended June 30, 2008 and 2007, respectively.

At June 30, 2008 the Company has accrued $901,000 related to unrecognized tax benefits.  This amount is accrued in other liabilities in the consolidated balance sheet.

Interest and penalties associated with the liability for unrecognized benefits is approximately $200,000 at June 30, 2008, and is included in other liabilities in the consolidated balance sheet.

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

	Community Banking	Custodial and Advisory Services	Mortgage Banking	Broker Dealer	All Others	Total
	(Dollars in thousands)
Quarter ended June 30, 2008:
Revenues from external customers:
Interest income	$27,049	$–	$396	$3	$46	$27,494
Noninterest income	700	2,582	1,080	11	181	4,554
Intersegment revenues	222	474	164	–	(19)	841
Segment income (loss) before
income taxes	6,314	617	(177)	(109)	(2,260)	4,385

Six Months ended June 30, 2008:
Revenues from external customers:
Interest income	$56,066	$–	$753	$8	$147	$56,974
Noninterest income	1,399	5,144	2,416	22	395	9,376
Intersegment revenues	549	941	376	–	(94)	1,772
Segment income (loss) before
income taxes	12,753	1,275	(162)	(174)	(4,499)	9,193

Quarter ended June 30, 2007:
Revenues from external customers:
Interest income	$29,588	$(1)	$382	$7	$119	$30,095
Noninterest income	746	2,033	1,622	62	226	4,689
Intersegment revenues	192	440	415	–	(90)	957
Segment income (loss) before
income taxes	5,337	227	246	(72)	(2,722)	3,016

Six Months ended June 30, 2007:
Revenues from external customers:
Interest income	$59,404	$(1)	$684	$15	$210	$60,312
Noninterest income	2,309	4,025	3,157	99	441	10,031
Intersegment revenues	411	868	787	–	(149)	1,917
Segment income (loss) before
income taxes	10,090	529	259	(154)	(4,660)	6,064

15. Fair Value of Financial Assets

Effective January 1, 2008, the Company adopted the provisions of FAS 157, “Fair Value Measurements,” for financial assets and liabilities.  In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of FAS 157 for nonfinancial assets and nonfinancial liabilities, until January 1, 2009.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value effective January 1, 2008.  The table below presents the balances of assets measured at fair value on a recurring basis and assets measured at fair value on a nonrecurring basis as of June 30, 2008 (there are no liabilities measured at fair value):

	Quoted Prices	Significant	Significant
	in Active Markets	Other	Unobservable
	for Identical Asset	Observable Inputs	Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
Assets Measured at Fair Value on a Recurring Basis:
Available for sale securities	$17,918	$56,202	–	$74,120

Assets Measured at Fair Value on a Nonrecurring Basis:
Residential loans held for sale	–	–	$229,243	229,243
Mortgage Servicing Rights	–	–	10,653	10,653
Impaired loans	–	–	1,954	1,954

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models or obtained from third parties that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, or the lower of cost or fair value.  These adjustments may include unobservable parameters.  Any such valuation adjustments have been applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  During the quarter ended June 30, 2008, there were no transfers of assets to or from Level 3.

Available for sale securities.  Securities classified as available for sale are reported at fair value using Level 1 inputs for agency securities.  The majority of the Company’s non-agency securities are reported at fair value using Level 2 inputs.  For these securities the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.  For the Company’s non-agency securities collateralized by option payment adjustable rate mortgages, we compared the pricing received with other market participants.  We engaged an independent third party to provide the Company with an independent valuation of these securities using loan level data.  The fair value measurements considered, in addition to the data described above for non-agency securities, other factors such as constant default rate and loss severity levels.

Residential loans held for sale.  Residential loans held for sale are reported in the aggregate at the lower of cost or fair value using Level 3 inputs.  For these loans the Company obtains fair value using an internal cash flow model.  The fair value measurements consider observable data that may include loan type, spreads for other whole loans and mortgage-backed securities, prepayment speeds, servicing values, and index values.  Management makes certain adjustments to the data inputs that we believe other market participants would in estimating the fair value of the Company’s residential held for sale portfolio including: delinquency, existence of government guarantees, seasoning, loan to value ratios, FICO scores, among other factors.  During the second quarter ended June 30, 2008, the Company incurred an additional impairment of $206,000 to reduce the carrying value of residential loans held for sale to fair value.  The remaining change in value from March 31, 2008, when the balance was $240,946,000 was due to repayments.

Mortgage servicing rights.  Mortgage servicing rights are reported at the lower of cost or fair value using Level 3 inputs.  Management engages an independent third party to perform a valuation of its mortgage servicing rights periodically.  Mortgage servicing rights are valued in accordance with SFAS 140 using discounted cash flow modeling techniques that require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors.  Certain adjustments to inputs are made to reflect the specific characteristics of the Company's portfolio.  During the second quarter ended June 30, 2008, the change in value of the asset versus March 31, 2008, was due to amortization.

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if management concludes repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  During the quarter ended June 30, 2008, two impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral.  Impaired loans with a carrying value of $3.0 million were reduced by specific valuation allowance allocations totaling $1.1 million to a total reported fair value of $1.9 million utilizing Level 3 valuation inputs.

During the six months there were no transfers out of Level 3 financial assets.

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

A summary of the contractual amount of significant commitments follows:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Commitments to extend credit:
Loans secured by mortgages	$187,339	$81,318
Construction and development loans	224,555	206,434
Commercial loans and lines of credit	69,326	53,042
Consumer loans	655	490
Total commitments to extend credit	$481,875	$341,284
Standby letters of credit	$9,488	$2,398

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

Contingencies – Legal

The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to the Company’s business. The Company accrues liabilities when it is probable future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company’s estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will accrue a loss for a pending litigation matter if the loss is probable and can be reasonably estimated.  Based on evaluation of the Company’s litigation matters and discussions with external legal counsel, management believes that an adverse outcome on the matters noted in the Company’s Annual Report on Form 10-K, against which no accrual for loss has been made at June 30, 2008, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

The legal contingencies of the Company are more fully described in the Company’s Form 10-K for the year ended December 31, 2007 under Item 3. Legal Proceedings and in Note 21 to the audited financial statements.  During the six months ended June 30, 2008, there were no material changes to the information previously reported except as disclosed below and in Part II, Item 1, Legal Proceedings.

Sterling.  Heraclio A. Munoz, et al. v. Sterling Trust Company, et. al. pending in Superior Court of the State of California (“Munoz”).  In this complaint filed in December 2001, plaintiffs sought class action status for their claims alleging negligent misrepresentation, breach of fiduciary duty and breach of written contract by Sterling.  The Company and the Bank, along with other unrelated parties, were also named as defendants.  In the fourth quarter of 2005, Sterling was granted summary judgment as to all claims against it by the plaintiffs.  After the order granting summary judgment was formally entered in April 2006, the plaintiffs filed an appeal in September 2006.  In March 2008, the California Court of Appeals issued a tentative order which affirmed the trial court’s decision granting summary judgment in favor of Sterling.   The California Court of Appeals also awarded Sterling its costs on appeal.  In consideration of Sterling waiving its right to costs, the plaintiffs agreed not to file an appeal of the court’s decision.  This decision became final in April 2008.

Douglas Wheeler, et al. v. Pacific Air Transport, et al.; Paul C. Jared, et al. v. South Mountain Resort and Spa, Inc., et al.; Lawrence Rehrig, et al. v. Caffe Diva, et al.; Merrill B. Christman, et al. v. Millennium 2100, Inc., et al.; David M. Veneziale, et al. v. Sun Broadcasting Systems, Inc., et al.; and Don Glazer, et al. v. Technical Support Servs., Inc., et al.  Sterling was named a defendant in several putative class action lawsuits (the “IRA Suits”) filed in November 2000 in the U.S. District Court for the Western District of Pennsylvania alleging that Sterling breached fiduciary duties and was negligent in administering each plaintiff’s self-directed individual retirement account holding a nine-month promissory note.  On April 26, 2001, the court transferred all the IRA Suits to the Western District of Texas, where they were subsequently referred to binding arbitration.  The arbitration of the IRA Suits was abated pending the outcome of the Munoz case described above.  Since the California Court of Appeals affirmed the trial court’s granting of Sterling’s motion for summary judgment (thereby resulting in the dismissal of the Munoz matter as described above), these arbitration cases have been dismissed with prejudice pursuant to the request of the plaintiff’s counsel.

Contingencies – Guarantees

The Company maintains a liability related to its legacy mortgage banking operations at Matrix Financial for estimated losses on mortgage loans expected to be repurchased or on which indemnification is expected to be provided.  The Company regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions.  Total loans repurchased during the six months ended June 30, 2008 and 2007 were $394,000 and $225,000, respectively.  Loans indemnified that remain outstanding at June 30, 2008 totaled $7,028,000, of which $2,494,000 are guaranteed as to principal by FHA.  Losses net of recoveries charged against the liability for estimated losses on repurchase and indemnification were $445,000 and $69,000 for the six months ended June 30, 2008 and 2007, respectively.  At June 30, 2008 and December 31, 2007, the liability for estimated losses on repurchase and indemnification was $1,278,000 and $1,650,000, respectively, and was included in other liabilities in the consolidated balance sheets.

In connection with the May 2006 sale of ABS School Services, LLC, the Company and Equi-Mor Holdings, Inc., a wholly owned subsidiary of the Company, guaranteed, for a five year period, the repayment of the loans sold to the purchaser up to an aggregate amount of $1,650,000, creating a recourse obligation for the Company.  The balance of this estimated liability at June 30, 2008 and December 31, 2007, was $935,000 and is included in other liabilities in the consolidated balance sheets.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to significant risks and uncertainties.  Forward-looking statements include information concerning our future results, interest rates, loan and deposit growth, operations, development and growth of our community bank network and our business strategy.  Forward-looking statements sometimes include terminology such as “may,” “will,” “expects,” “anticipates,” “predicts,” “believes,” “plans,” “estimates,” “potential,” “projects,” “goal,” “intends,” “should” or “continue” or the negative of any such terms or other variations thereon or comparable terminology.  However, a statement may still be forward looking even if it does not contain one of these terms.  As you consider forward-looking statements, you should understand that these statements are not guarantees of performance or results.  They involve risks, uncertainties and assumptions that could cause actual performance or results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to: the successful implementation of our community banking strategies and growth plans; the timing of regulatory approvals or consents for new branches or other contemplated actions; the availability of suitable and desirable locations for additional branches; the continuing strength of our existing business, which may be affected by various factors, including but not limited to interest rate fluctuations, level of delinquencies, defaults and prepayments, general economic conditions, competition, legal and regulatory developments, and future additional risks and uncertainties currently unknown to us.  Additional information concerning these and other factors that may cause actual results to differ materially from those anticipated in forward-looking statements is contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in the Company’s other periodic reports and filings with the Securities and Exchange Commission.  The Company cautions investors not to place undue reliance on the forward-looking statements contained in this Quarterly Report.

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

Overview

For the quarter ended June 30, 2008, net income was $3.1 million, an increase of 37% compared to $2.2 million for the quarter ended June 30, 2007.  Diluted earnings per share were $.43 for the second quarter of 2008 compared to $.31 for the second quarter of 2007.  Net interest income increased by $3.2 million, or 19%, between the second quarter of 2008 and 2007 as a result of lower costs of interest bearing liabilities and from the continued execution of our community banking business plan.  As a result net interest margin increased 54 basis points to 3.92% for the second quarter of 2008, compared to 3.38% for the second quarter of 2007.

Total assets at June 30, 2008 were $2.17 billion, which represents an increase of $78 million from December 31, 2007.  Total community bank loans, net of the community bank allowance for credit losses, increased $225 million during the first half of 2008 to $922 million.  Run-off of investment securities and wholesale loans partially offset the growth of community bank loans.  Total shareholders’ equity declined by $9.9 million, to $103.5 million at June 30, 2008, compared to $113.4 million at December 31, 2007 due principally to additional temporary impairments recognized in our available for sale investment securities portfolio.  This reduced our leverage ratio to 4.76% and our book value per share to $14.34 at June 30, 2008, from 5.41% and $15.61, respectively, at December 31, 2007.

The Company’s asset quality continues to be satisfactory and at June 30, 2008 is relatively stable.  Total nonperforming assets were $15.6 million at June 30, 2008 or .72% of total assets, compared to .65% at December 31, 2007.  At June 30, 2008, nonperforming community bank loans were $4.1 million or .44% of the community bank portfolio.  Nonperforming residential loans are relatively unchanged from year end, at $7.7 million at June 30, 2008, compared to $7.9 million at December 31, 2007.  The Company’s nonperforming asset ratios are reasonable versus peers and market averages.

In the second half of 2008, management expects to open two new banking offices in Longmont and South Denver on Hampden Avenue near Interstate 25, respectively.  We anticipate lower community bank loan growth in the second half of the year.  Our goal for loan growth for 2008 is $300 million of net new community bank loans.  Growth year to date has been approximately $225 million.  We anticipate an increase in payoffs of existing community bank loans as the projects are completed, which is expected to result in lower levels of loan growth prospectively.

In addition to the discussion below, readers may also want to review our earnings release for the quarter ended June 30, 2008, dated August 6, 2008, which is posted on our website at www.uwbancorp.com.

Comparison of Results of Operations for the Quarters Ended June 30, 2008 and June 30, 2007

Net Income.  For the quarter ended June 30, 2008, we earned $3.1 million, or $.43 per basic and diluted share, as compared to $2.2 million, or $.31 per basic and diluted share, for the quarter ended June 30, 2007. The increase in earnings was a result of the increase in net interest income after provision for credit losses.

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
	(Dollars in thousands)
Assets
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$286,604	$4,718	6.62%	$168,733	$3,144	7.47%
Construction and development loans	299,432	4,351	5.84	118,107	2,766	9.39
Originated SBA loans	102,589	1,903	7.46	94,965	2,193	9.26
Multifamily loans	51,841	784	6.05	56,995	941	6.60
Commercial loans	112,025	1,742	6.25	47,706	1,077	9.06
Consumer and other loans	7,457	89	4.80	10,440	194	7.45
Total community bank loans	859,948	13,587	6.35	496,946	10,315	8.33
Wholesale assets:
Residential loans	381,762	4,970	5.21	533,285	6,931	5.20
Purchased SBA loans and securities	162,120	926	2.30	220,372	3,152	5.74
Mortgage-backed securities	583,533	7,606	5.21	671,468	8,880	5.29
Total wholesale assets	1,127,415	13,502	4.79	1,425,125	18,963	5.32
Interest-earning deposits	14,958	75	1.98	23,558	304	5.11
FHLBank stock	39,802	330	3.33	38,367	513	5.36
Total interest-earning assets	2,042,123	$27,494	5.40%	$1,983,996	$30,095	6.07%

Noninterest-earning assets:
Cash	18,600			18,880
Allowance for credit losses	(12,138)			(8,989)
Premises and equipment	20,676			10,810
Other assets	82,835			81,889
Total noninterest-earning assets	109,973			102,590
Total assets	$2,152,096			$2,086,586

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$274	$1	0.79%	$178	$1	1.27%
Money market and NOW accounts	1,170,455	2,189	0.75	1,331,708	8,394	2.53
Certificates of deposit	27,305	263	3.87	35,598	372	4.19
FHLBank borrowings	440,110	3,663	3.29	193,663	2,257	4.61
Repurchase agreements	78,346	629	3.18	75,415	912	4.78
Borrowed money and junior subordinated debentures	51,458	863	6.63	66,103	1,438	8.61
Total interest-bearing liabilities	1,767,948	7,608	1.71%	1,702,665	13,374	3.14%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	247,729			249,903
Other liabilities	22,531			20,598
Total noninterest-bearing liabilities	270,260			270,501
Shareholders’ equity	113,888			113,420
Total liabilities and shareholders’ equity	$2,152,096			$2,086,586

Net interest income before provision for credit losses		$19,886			$16,721
Interest rate spread			3.69%			2.93%
Net interest margin			3.92%			3.38%
Ratio of average interest-earning assets to average interest-bearing liabilities			115.51%			116.52%

Volume and Rate Analysis of Net Interest Income

The following table presents the extent to which changes in volume and interest rates of interest-earning assets and interest-bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior period rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior period volume) and (iii) changes attributable to a combination of changes in rate and volume (change in rates multiplied by the changes in volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Quarter Ended June 30,
	2008 vs. 2007
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$2,587	$(1,013)	$1,574
Construction and development loans	4,636	(3,051)	1,585
Originated SBA loans	415	(705)	(290)
Multifamily loans	(82)	(75)	(157)
Commercial loans	1,630	(965)	665
Consumer and other loans	(47)	(58)	(105)
Wholesale assets:
Residential loans	(2,001)	40	(1,961)
Purchased SBA loans and securities	(681)	(1,545)	(2,226)
Mortgage-backed securities	(1,142)	(132)	(1,274)
Interest-earning deposits	(86)	(143)	(229)
FHLBank stock	53	(236)	(183)
Total interest-earning assets	5,282	(7,883)	(2,601)

Interest-bearing liabilities:
Money market and NOW accounts	(911)	(5,294)	(6,205)
Certificates of deposit	(82)	(27)	(109)
FHLBank borrowings	3,234	(1,828)	1,406
Repurchase agreements	96	(379)	(283)
Borrowed money and junior subordinated debentures	(282)	(293)	(575)
Total interest-bearing liabilities	2,055	(7,821)	(5,766)
Change in net interest income before provision for credit losses	$3,227	$(62)	$3,165

As detailed in the foregoing tables, net interest income before provision for credit losses increased $3.2 million, or 19%, to $19.9 million for the quarter ended June 30, 2008, as compared to $16.7 million for the quarter ended June 30, 2007.  Net interest margin increased 54 basis points to 3.92% for the quarter ended June 30, 2008 from 3.38% for the same period a year ago.  The tables indicate the increase in net interest income before provision for credit losses was principally the result of liability management as interest expense declined by $5.8 million between the periods.  However, other factors, including our continuing balance sheet transition and new community bank loan production also contributed to the overall change in net interest income and the net interest margin between the periods.  Interest income declined $2.6 million to $27.5 million for the quarter ended June 30, 2008, as compared to $30.1 million for the quarter ended June 30, 2007.  Average community bank loans increased to $860 million for the quarter ended June 30, 2008, compared to $497 million for the same quarter in 2007.  The yield on those assets declined to 6.35% for the second quarter of 2008, as compared to 8.33% in 2007.  The decline in the yield on community bank loans is consistent with the decline in the prime rate of interest, to which many of our community bank loans are indexed.  At June 30, 2007 the prime rate was 8.25% compared to 5.00% at June 30, 2008.

During the same second quarter periods, the average balance of wholesale assets declined by $298 million to $1.13 billion for the quarter ended June 30, 2008, as compared to $1.43 billion for the quarter ended June 30, 2007.  The decline in the balance of wholesale assets is consistent with management’s strategy to reduce these assets.  The reduction is principally comprised of repayments from borrowers.  The wholesale assets, which in total have a negative impact on our net interest margin, did perform relatively well in the second quarter of 2008.  The yield on wholesale assets declined 53 basis points between the periods, significantly less than the 198 basis point decline in the community banking assets.  Generally, this was the result of loans that reached their interest rate reset date and increased relative to earlier periods, and also reflects that a significant portion of the interest rates on single family loans reset annually, while a large portion of the interest rates in the community bank loan portfolio reset monthly or quarterly.

Overall, the cost of liabilities declined 143 basis points in the comparable quarters to 1.71% for the quarter ended June 30, 2008, versus 3.14% in 2007, which contributed $5.8 million of interest expense savings.  The average balance of interest bearing liabilities increased by $65 million, principally in FHLBank borrowings.  FHLBank borrowings increased $246 million primarily because of management’s decision to reprice certain higher costing institutional liabilities, which led to withdrawal of $161 million of those balances.  The majority of average noninterest-bearing deposits and a significant portion of money market and NOW accounts are primarily institutional deposits that are subject to subaccounting fees.

For the quarter ended June 30, 2008, community bank loans accounted for 49% of our interest income compared to 34% in the year earlier period.  We expect that community bank loans will continue to increase over time and that wholesale assets will continue to run off through repayment, with possible sales of wholesale assets to accelerate the transition of our balance sheet.  The Federal Open Market Committee has reduced short-term interest rates 325 basis points since August 2007 through June 30, 2008.  Through our Asset Liability Management Committee we have modestly increased the Company’s balance sheet asset sensitivity. Accordingly, we expect our net interest income may decline if the Federal Open Market Committee were to reduce short-term interest rates from existing levels.

Provision for Credit Losses. The provision for credit losses was $2.1 million for the quarter ended June 30, 2008, compared to $567,000 for the quarter ended June 30, 2007.  The provision for credit losses for the second quarter 2008 was principally the result of the $113.8 million of growth net of repayments in our community bank loan portfolio during the quarter and a $2.9 million nonperforming construction loan that was deemed impaired in the period for which the Company increased the provision for credit losses by $667,000.  The provision for credit losses for the second quarter 2007 reflected the growth of nearly $64.3 million of community bank loans offset by repayments of residential mortgage loans in the period and certain improvements in individual loan grades.  For a discussion of the Company’s allowance for credit loss methodology see “Critical Accounting Estimates – Allowance for Credit Losses,” and, as it relates to nonperforming assets, see “Asset Quality.”

Noninterest Income.  An analysis of the components of noninterest income is presented in the table below:

	Quarter Ended June 30,
	2008	2007	Dollar Change	Percent Change
	(Dollars in thousands)
Noninterest income:
Custodial, administrative and escrow services	$2,580	$2,033	$547	27%
Loan administration	1,202	1,770	(568)	-32%
Gain on sale of loans and securities	142	81	61	75%
Other income	630	805	(175)	-22%
Total noninterest income	$4,554	$4,689	$(135)	-3%

Custodial, Administrative and Escrow Services. Service fees increased $547,000, or 27%, to $2.6 million for the quarter ended June 30, 2008, as compared to $2.0 million for the quarter ended June 30, 2007. The increase is due to continued growth generated by Sterling Trust.  Total accounts under administration increased 17% to 64,712 accounts at June 30, 2008, as compared to 55,319 accounts at June 30, 2007, and total assets under administration increased to $4.88 billion at June 30, 2008, from $4.20 billion at June 30, 2007. We attribute this increase to the successful marketing and growth efforts of Sterling Trust’s management team.

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges.  Loan administration fees decreased $568,000, or 32%, to $1.2 million for the quarter ended    June 30, 2008, as compared to $1.8 million for the same quarter in 2007.  This decrease is consistent with the decline in our mortgage loan servicing portfolio.  Our mortgage loan servicing portfolio decreased to an average balance of $991 million for the quarter ended June 30, 2008, as compared to an average balance of $1.20 billion for the quarter ended June 30, 2007.  Our average service fee rate (including all ancillary income) of 0.45% for the second quarter of 2008 was 10 basis point lower than the 0.55% rate for the second quarter of 2007.  The Company anticipates loan administration fees will continue to decrease as its servicing portfolio decreases through normal amortization and prepayments.

Gain on Sale of Loans and Securities.  Gain on sale of loans and securities was $142,000 for the quarter ended June 30, 2008, as compared to $81,000 for the quarter ended June 30, 2007.  During the second quarter of 2008, the Company sold $2.7 million of SBA-originated loans.  The loan sales were part of our management of industry concentrations, interest rate risk, and regular sales of the guaranteed portion of SBA-originated loans.  For the quarter ended June 30, 2007, the company sold $2.9 million of SBA-originated loans, which generated gains of $74,000.  Also in the second quarter of 2007, we sold $23 million of wholesale residential loans, at a gain of $7,000 to assist in the de-leveraging of the balance sheet.  Although gains on sale of loans and securities are part of our ongoing business plan, such gains can fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, the particular loan portfolios we elect to sell, and market conditions.

Other Income. Other income was $630,000 for the second quarter of 2008 and principally included income earned on bank owned life insurance of $239,000, prepayment penalties on loans and other loan fees not recognized as part of the yield on loans of $113,000, and other miscellaneous items that totaled $278,000.  This compares to the second quarter of 2007 when other income was $805,000 and included income earned on bank owned life insurance of $230,000, prepayment penalties on loans and other loan fees not recognized as part of the yield on loans of $233,000, and other miscellaneous items that totaled $342,000.

Noninterest Expense. Noninterest expense increased $148,000, or less than 1.0%, to $18.0 million for the quarter ended June 30, 2008, as compared to $17.8 million for the quarter ended June 30, 2007.  The following table details the components of noninterest expense for the periods indicated:

	Quarter Ended June 30,
	2008	2007	Dollar Change	Percentage Change
Noninterest expense:	(Dollars in thousands)
Compensation and employee benefits	$7,628	$6,562	$1,066	16%
Subaccounting fees	4,485	5,770	(1,285)	-22%
Amortization of mortgage servicing rights	672	1,004	(332)	-33%
Occupancy and equipment	717	728	(11)	-2%
Postage and communication	369	326	43	13%
Professional fees	763	682	81	12%
Mortgage servicing rights subservicing fees	457	511	(54)	-11%
Other general and administrative	2,884	2,244	640	29%
Total noninterest expense	$17,975	$17,827	$148	1%

Compensation and employee benefits expense increased $1.1 million, to $7.6 million for the quarter ended June 30, 2008, as compared to $6.6 million for the quarter ended June 30, 2007.  At June 30, 2008, the Company had 363 employees compared to 318 employees at June 30, 2007.  This increase includes 30 employees at United Western Bank and 12 at Sterling Trust.  Employees were hired at the Bank to continue the implementation of our business plan and included the entire staff for the Longmont branch, our mountain community banking teams, support staff hired in connection with the opening of the Fort Collins branch, and additions to our infrastructure in loan and deposit operations and credit administration.  The additions at Sterling were hired to support our continuing growth in custodial, administrative and escrow services.  Included in compensation and employee benefits were costs of $301,000 and $241,000 for the Company’s stock-based compensation plans for the quarter ended June 30, 2008 and 2007, respectively.  The increase in stock-based compensation expense is reflective of the additional employees hired to implement our business strategy.

Subaccounting fees, which represent fees paid to third parties to service depository accounts on our behalf, are incurred at the Bank in respect of custodial and institutional deposits.  Such fees declined $1.3 million, or 22%, to $4.5 million for the quarter ended June 30, 2008, compared to $5.8 million for the quarter ended June 30, 2007.  This decrease was principally caused by lower short-term interest rates.  Subaccounting fees are generally tied to the Federal Open Market Committee target rate for overnight deposits.  The average target rate for the second quarter of 2008 was 2.10%, compared to 5.25% for the second quarter of 2007.  The decrease in this expense was also caused by the decline in the average balances subject to subaccounting fees.  The balances declined $11.2 million, for the quarter ended June 30, 2008 to $1.12 billion from $1.13 billion for the quarter ended June 30, 2007, due to repricing actions taken by management and the asset liability committee of the Bank.

Amortization of mortgage servicing rights decreased $332,000, or 33%, to $672,000 for the quarter ended June 30, 2008, as compared to $1.0 million for the quarter ended June 30, 2007.  Amortization of mortgage servicing rights has been declining consistently with the decline in our mortgage servicing portfolio.  On a quarterly basis the fluctuation is also a function of the level of repayments of the remaining portfolio.  The average balance in our mortgage servicing rights portfolio decreased to $991 million at June 30, 2008, as compared to $1.20 billion at June 30, 2007.  Prepayment speeds on our servicing portfolio were 16.2% for the quarter ended June 30, 2008 as compared to 20.8% for the quarter ended June 30, 2007.

Occupancy and equipment expense declined a modest $11,000, or 2%, to $717,000 for the quarter ended June 30, 2008, as compared to $728,000 for the quarter ended June 30, 2007.  The decrease in occupancy was caused by return of $86,000 from the landlord of our headquarters building for overpayment of 2007 common area maintenance charges.  No such amount was received in the year earlier period.  The Company recognized $294,000 and $283,000 of amortization of deferred gain as a reduction of occupancy expense for the quarter ended June 30, 2008 and 2007, respectively.  This amount represents a reduction in our occupancy expense for the period from the recognition of the deferred gain resulting from the sale-leaseback of the United Western Financial Center, which is being amortized into income over the ten-year term of the lease.

The remainder of noninterest expense, which includes postage and communication expense, professional fees, mortgage servicing rights subservicing fees, and other general and administrative expenses increased approximately $710,000 to $4.5 million for the quarter ended June 30, 2008, as compared to $3.8 million for the quarter ended June 30, 2007.  Of this increase, $460,000 is the result of the change in value of single family loans.  In the second quarter of 2008 we incurred a charge of $207,000 to reduce the value of single family loans to lower of cost or fair value, compared to the second quarter of 2007 when we recognized a recovery in value of $253,000.  Other factors contributing to higher operating expenses in the period included business development expenditures to attract our new customers and higher professional fees incurred in connection with legacy wholesale loan collection issues.

Income Taxes. The provision for income taxes for the quarter ended June 30, 2008, was $1.3 million as compared to $774,000 for the quarter ended June 30, 2007.  Our effective tax rate was 30.1% for the 2008 quarterly period compared to 25.7% for the same 2007 period.  In the second quarter of 2008, pre-tax income increased by $1.4 million to $4.4 million, which reduced the impact of our New Markets Tax Credits, and thus resulted in an increase in our effective tax rate.  For the quarter ended June 30, 2008, New Markets Tax Credits favorably impacted the effective tax rate due to utilization of $297,000 of New Markets Tax Credits, as compared to a $279,000 favorable impact for the second quarter of 2007.

Comparison of Results of Operations for the Six Months Ended June 30, 2008 and June 30, 2007

Net Income. For the six months ended June 30, 2008, we earned $6.4 million, or $.89 per basic and diluted share, as compared to $4.5 million, or $.62 per basic and diluted share, for the six months ended June 30, 2007.  In the first six months of 2008, as compared to the first six months of 2007, the Company increased net interest income after provision for credit losses by $4.8 million, or 15%.  This increase was the result of the continuing successful implementation of our community banking strategy.  Noninterest income declined $655,000, or 6.5% due to lower revenues from our mortgage servicing operation.  Noninterest expenses increased $1.0 million to $36.7 million for the six months ended June 30, 2008 due primarily to additional personnel to support our business plan offset by lower subaccounting fees.

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
	(Dollars in thousands)
Assets
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$257,957	$8,728	6.80%	$160,215	$5,934	7.47%
Construction and development loans	290,208	9,137	6.33	109,213	5,050	9.32
Originated SBA loans	100,901	3,999	7.97	98,674	4,609	9.42
Multifamily loans	50,497	1,602	6.34	57,441	1,868	6.50
Commercial loans	101,641	3,386	6.70	35,482	1,560	8.87
Consumer and other loans	6,249	161	5.18	9,924	381	7.74
Total community bank loans	807,453	27,013	6.73	470,949	19,402	8.31
Wholesale assets:
Residential loans	400,833	10,613	5.30	557,931	14,573	5.22
Purchased SBA loans and securities	168,151	2,896	3.46	227,928	6,155	5.45
Mortgage-backed securities	591,105	15,477	5.24	703,510	18,594	5.29
Total wholesale assets	1,160,089	28,986	5.00	1,489,369	39,322	5.28
Interest-earning deposits	17,128	231	2.67	18,869	483	5.09
FHLBank stock	39,860	744	3.75	39,451	1,105	5.65
Total interest-earning assets	2,024,530	$56,974	5.64%	2,018,638	$60,312	6.00%

Noninterest-earning assets:
Cash	18,315			20,494
Allowance for credit losses	(11,378)			(8,990)
Premises and equipment	19,500			10,150
Other assets	81,956			83,214
Total noninterest-earning assets	108,393			104,868
Total assets	$2,132,923			$2,123,506

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$254	$1	0.82%	$156	$1	1.29%
Money market and NOW accounts	1,162,272	5,571	0.96	1,243,066	14,654	2.38
Certificates of deposit	29,372	592	4.05	35,940	741	4.16
FHLBank borrowings	416,145	7,456	3.54	316,981	7,741	4.86
Repurchase agreements	77,509	1,478	3.77	68,182	1,651	4.82
Borrowed money and junior subordinated debentures	51,450	1,780	6.84	66,159	2,906	8.74
Total interest-bearing liabilities	1,737,002	16,878	1.93%	1,730,484	27,694	3.21%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	259,470			259,759
Other liabilities	21,525			20,677
Total noninterest-bearing liabilities	280,995			280,436
Shareholders’ equity	114,926			112,586
Total liabilities and shareholders’ equity	$2,132,923			$2,123,506

Net interest income before provision for credit losses		$40,096			$32,618
Interest rate spread			3.71%			2.79%
Net interest margin			3.99%			3.25%
Ratio of average interest-earning assets to average interest-bearing liabilities			116.55%			116.65%

Volume and Rate Analysis of Net Interest Income

The following table presents the extent to which changes in volume and interest rates of interest earning-assets and interest-bearing liabilities affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior period rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior period volume) and (iii) changes attributable to a combination of changes in rate and volume (change in rates multiplied by the changes in volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Six Months Ended June 30,
	2008 vs. 2007
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$3,372	$(578)	$2,794
Construction and development loans	6,160	(2,073)	4,087
Originated SBA loans	105	(715)	(610)
Multifamily loans	(220)	(46)	(266)
Commercial loans	2,295	(469)	1,826
Consumer and other loans	(116)	(104)	(220)
Wholesale assets:
Residential loans	(4,179)	219	(3,960)
Purchased SBA loans and securities	(1,362)	(1,897)	(3,259)
Mortgage-backed securities	(2,943)	(174)	(3,117)
Interest-earning deposits	(41)	(211)	(252)
FHLBank stock	12	(373)	(361)
Total interest-earning assets	3,083	(6,421)	(3,338)

Interest-bearing liabilities:
Money market and NOW accounts	(892)	(8,191)	(9,083)
Certificates of deposit	(130)	(19)	(149)
FHLBank borrowings	2,087	(2,372)	(285)
Repurchase agreements	210	(383)	(173)
Borrowed money and junior subordinated debentures	(569)	(557)	(1,126)
Total interest-bearing liabilities	706	(11,522)	(10,816)
Change in net interest income before provision for credit losses	$2,377	$5,101	$7,478

Net interest income before provision for credit losses increased $7.5 million, or 23%, to $40.1 million for the six months ended June 30, 2008, versus $32.6 million for the six months ended June 30, 2007.  Net interest margin increased 74 basis points to 3.99% for the six months ended June 30, 2008 from 3.25% for the six months ended June 30, 2007.  The increase in net interest income before provision for credit losses was attributable to the mix of interest earning assets and interest bearing liabilities and an overall decline in average interest bearing liabilities.

For the six months ended June 30, 2008, community bank loans averaged $807 million compared to $471 million for the six months ended June 30, 2007.  This $337 million, or 71%, increase in average community bank loans is due to the continued successful performance of our regional banking teams’ loan production efforts.  The yield on community bank loans declined by 158 basis points to 6.73% for the first six months of 2008, versus 8.31% for the first six months of 2007.  The decline in yield is directly related to the actions of the Federal Open Market Committee, which resulted in a decline in the prime rate of interest between the periods.  Interest income from community bank loans increased by $7.6 million to $27.0 million for the first half of 2008, compared to $19.4 million for the first half of 2007.

Wholesale assets declined an average of $329 million to $1.16 billion for the first six months of 2008, as compared to $1.49 billion for the first six months of 2007.  The yield on wholesale assets declined 28 basis points to 5.00% for the six months ended June 30, 2008 as compared to 5.28% for the six months ended June 30, 2007.  Total wholesale interest income declined by $10.3 million to $29.0 million for six months ended June 30, 2008, as compared to $39.3 million for the six months ended June 30, 2007.  The yield on residential loans increased by 8 basis points between the periods because many of the loans are adjustable rate mortgages that have reached their initial reset date.  This portfolio declined by $157 million between the periods and we anticipate further declines prospectively.  The yield on SBA purchased loans declined to 3.46% for the six months ended June 30, 2008, compared to 5.45% for the six months ended June 30, 2007 due to a combination of the 325 basis point reduction in the prime rate and premium amortization.  Premium amortization due to repayments of principal and repayment of SBA purchased loans and securities was $1.8 million for the first six months of 2008, compared to $2.2 million for the first six months of 2007.  Yields on mortgage-backed securities were fairly stable and declined by a modest 5 basis points between the periods to 5.24% for the first half of 2008, compared to 5.29% for the six months of 2007. The average balance of securities declined $112 million due to repayments.  Prospectively, we anticipate continued repayments of wholesale assets.  If repayments are not sufficient to meet our balance sheet transition plans, we may consider the sale of certain wholesale assets to assist us in accelerating our ongoing balance sheet transformation.

The Company’s net interest income before provision for credit losses between the six months ended June 30, 2008 and 2007 was favorably impacted by the decline in the rates paid on our average interest-bearing liabilities.  Average interest-bearing liabilities increased $6.5 million between the periods to $1.74 billion for the 2008 period.  The cost of the Company’s liabilities declined by 128 basis points to 1.93% for the six months ended June 30, 2008 compared to 3.21% for the six months ended June 30, 2007.  The decrease in the cost occurred because of the actions discussed above in Comparison of Results of Operations for the quarter ended June 30, 2008 and 2007.

Provision for Credit Losses. The provision for credit losses was $3.6 million for the six months ended June 30, 2008, compared to $925,000 for the six months ended June 30, 2007.  The provision for credit losses for the first six months of 2008 is principally related to two factors: (i) the growth of approximately $228 million of community bank loans since December 31, 2007, (ii) two loans that are impaired and required a total provision for credit losses of $1.1 million.  The remaining provision for credit losses in the first half of the year was for nonperforming wholesale residential loans, and changes in the underlying evaluation of certain loans in the period.  The provision for credit losses for the first six months of 2007, was the result of the growth of nearly $125 million of community bank loans offset by pay downs of residential mortgage loans and improvements in the underlying evaluation of loan grades for certain commercial loans in the period.  For a discussion of the Company’s allowance for credit losses methodology see “Critical Accounting Estimates – Allowance for Credit Losses,” and, as it relates to nonperforming assets, see “Asset Quality.”

Noninterest Income.  An analysis of the components of noninterest income is presented in the table below:

	Six Months Ended June 30,
	2008	2007	Dollar Change	Percent Change
	(Dollars in thousands)
Noninterest income:
Custodial, administrative and escrow services	$5,140	$4,025	$1,115	28%
Loan administration	2,658	3,468	(810)	-23%
Gain on sale of loans and securities	324	914	(590)	-65%
Other income	1,254	1,624	(370)	-23%
Total noninterest income	$9,376	$10,031	$(655)	-7%

Custodial, Administrative and Escrow Services. Service fees increased $1.1 million, or 28%, to $5.1 million for the six months ended June 30, 2008, as compared to $4.0 million for the six months ended June 30, 2007. The increase is due to continued growth generated by Sterling Trust and the trend in revenue is consistent with the discussion above under “Comparison of Results of Operations for the Quarters Ended June 30, 2008 and 2007 – Custodial, Administrative and Escrow Services.”

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges.  Loan administration fees decreased $810,000, or 23%, to $2.7 million for the six months ended June 30, 2008, as compared to $3.5 million for the six months ended June 30, 2007.  This decrease is consistent with the decline in our mortgage loan servicing portfolio.  This portfolio decreased to an average balance of $1.01 billion for the six months ended June 30, 2008, as compared to an average balance of $1.24 billion for the six months ended June 30, 2007.  Our average service fee rate (including all ancillary income) of 0.49% for the first six months of 2008 was three basis points lower than the 0.52% rate for the first six months of 2007.  The Company anticipates loan administration fees will continue to decrease as its servicing portfolio decreases through normal amortization and prepayments.

Gain on Sale of Loans and Securities.  Gain on sale of loans and securities was $324,000 for the six months ended June 30, 2008, as compared to $914,000 for the six months ended June 30, 2007.  During the first six months of 2008, the Company sold $8.9 million of originated loans from our SBA division, which accounted for all of the gain on sale for the period.  The loans included loans we elected to sell to manage industry concentrations.  During the first half of 2007 the Company sold $15.4 million of originated loans from our SBA division, which resulted in gains of $809,000.  The remainder of the gain on sale for 2007 was from the sale of three securities from our available for sale securities portfolio, principally to assist in the de-leveraging of the balance sheet.  The gain on sale of these securities was $98,000.  We also sold $23 million of wholesale residential loans and realized a gain of $7,000.  Gains on sale of loans and securities can fluctuate significantly from period to period based on a variety of factors, such as the current interest rate environment, the supply and mix of loan or securities portfolios available in the market, the particular loan portfolios we elect to sell and market conditions.

Other Income. Other income for the six months ended June 30, 2008 was $1.3 million, or $370,000 less than for the six months ended June 30, 2007.  The decline was the result of lower prepayment penalties and other loan fees not recognized as part of yield on loans, which declined $334,000 between the periods.  Other income for the first half of 2008 principally includes income earned on bank owned life insurance of $477,000, prepayment penalties on loans and other loan fees not recognized as part of yield on loans of $202,000, rental income of $207,000 on a property owned by a non-core subsidiary and other miscellaneous items. This compares to the first six months of 2007 when other income included income earned on bank owned life insurance of $462,000, prepayment penalties and other loan fees not recognized as part of yield on loans of $536,000 and rental income of $207,000 on a property owned by a non-core subsidiary and other miscellaneous items.

Noninterest Expense.  Noninterest expense increased $1.0 million, or 2.8%, to $36.7 million for the six months ended June 30, 2008, as compared to $35.7 million for the six months ended June 30, 2007.  The following table details the major components of noninterest expense for the periods indicated:

	Six Months Ended June 30,
	2008	2007	Dollar Change	Percentage Change
Noninterest expense:	(Dollars in thousands)
Compensation and employee benefits	$15,334	$12,902	$2,432	19%
Subaccounting fees	9,700	11,754	(2,054)	-17%
Amortization of mortgage servicing rights	1,381	1,982	(601)	-30%
Occupancy and equipment	1,527	1,378	149	11%
Postage and communication	712	629	83	13%
Professional fees	1,364	1,188	176	15%
Mortgage servicing rights subservicing fees	898	1,031	(133)	-13%
Other general and administrative	5,747	4,796	951	20%
Total noninterest expense	$36,663	$35,660	$1,003	3%

Compensation and employee benefits expense increased $2.4 million, or 19%, to $15.3 million for the six months ended June 30, 2008, as compared to $12.9 million for the six months ended June 30, 2007.  This increase is due to costs for employees, including regional banking teams and additions to the credit administration team added at the Bank to continue the implementation of our community banking strategy. Included in compensation and employee benefits were costs of $549,000 and $453,000 for the Company’s stock-based compensation plans for the six months ended June 30, 2008 and 2007, respectively.  The increase in stock-based compensation expense is consistent with the hiring of new employees to execute our business strategy.

Subaccounting fees, which represent fees paid to third parties to service depository accounts on our behalf, are incurred at the Bank in respect of custodial and institutional deposits.  Such fees declined $2.1 million, or 17%, to $9.7 million for the six months ended June 30, 2008, compared to $11.8 million for the six months ended June 30, 2007.  This decrease was due to the decrease in the interest rate upon which such fees are based.  Generally subaccounting fees are tied to the Federal Open Market Committee target rate for overnight deposits.  The average target rate for the six months of 2008 was 2.67%, compared to 5.25% for the six months of 2007.  Partially offsetting the decline due to lower interest rates was an increase in the average deposits subject to subaccounting fees, which increased $10 million, or 1%, for the six months ended June 30, 2008 to $1.13 billion versus $1.12 billion for the six months ended June 30, 2007.

Amortization of mortgage servicing rights decreased $601,000, or 30%, to $1.4 million for the six months ended June 30, 2008, as compared to $2.0 million for the six months ended June 30, 2007. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loans within the portfolio.  The average balance in our mortgage servicing rights portfolio decreased to $1.01 billion at June 30, 2008, as compared to $1.24 billion at June 30, 2007.  Annualized prepayment speeds on our servicing portfolio were 16.3% for the six months ended June 30, 2008, as compared to 20.8% for the six months ended June 30, 2007.

Occupancy and equipment expense increased $149,000, or 11%, to $1.5 million for the six months ended June 30, 2008, as compared to $1.4 million for the six months ended June 30, 2007.  Occupancy and equipment expense is shown net of the amortization of the deferred gain resulting from the sale-leaseback of our headquarters building in September 2006, which is being amortized into income over the 10-year term of the lease.  The amount of deferred gain realized was $594,000 and $564,000 for the six months ended June 30, 2008 and 2007, respectively.  The increase in occupancy between the periods is associated with the Loveland branch which opened in December 2007 and software expense associated with the April 2007 implementation of our new core processor.

The remainder of noninterest expense, which includes postage and communication expense, professional fees, mortgage servicing rights subservicing fees, and other general and administrative expenses increased $1.1 million, or 14%, to $8.7 million for the for the six months ended June 30, 2008, as compared to $7.6 million for the six months ended June 30, 2007.  The principal cause of the increase in such expenses was change in fair value of our wholesale residential portfolio.  For the six months ended June 30, 2008, we incurred a lower of cost or fair value charge on our residential portfolio of $974,000 compared to lower of cost or fair value charge of $144,000 in the first six months of 2007.  The continuing decline in value of the portfolio was due to general economic conditions impacting the financial services industry in general and not due to a significant change in delinquency, payment history, or other factors that would be directly attributable to our portfolio.

Income Taxes. The provision for income taxes for the six months ended June 30, 2008 was $2.8 million, or 30.1% pre-tax income, compared to $1.6 million, or 25.9% of pre-tax income for the six months ended June 30, 2007.  The primary cause of the increase in the effective tax rate was the 52% increase in pre-tax earnings between the periods.  Income before income taxes was $9.2 million for the six months ended June 30, 2008 compared to $6.1 million for the six months ended June 30, 2007.  Our tax rate differs from enacted tax rates principally due to the utilization of New Markets Tax Credits and bank owned life insurance.  New Markets Tax Credits were $593,000 and $559,000 for the six months ended June 30, 2008 and 2007, respectively.  New Markets Tax Credits continue through 2012.

Balance Sheet

Total assets increased $78 million, or 3.7%, to $2.17 billion at June 30, 2008 from $2.10 billion at December 31, 2007.  Community bank loans, net of the community bank allowance for credit losses, increased by $224.7 million, or 32%, to $922.4 million at June 30, 2008, compared to $697.7 million at December 31, 2007.  The Company’s loan growth was higher than planned for the first half of 2008, yet the Company maintained good asset quality overall and in particular in the community bank portfolio.  We are competing for and winning new quality customers, with good collateral at appropriate pricing through the successful marketing efforts by our regional banking teams.  The growth of community bank loans was partially offset by reductions in wholesale assets.  Wholesale loans, net of the wholesale allowance for credit losses, declined $93.3 million, or 17%, to $463.7 million at June 30, 2008, compared to $557.0 million at December 31, 2007. This decline came from repayments and approximately $18 million of residential loans that were securitized with FNMA in the first half of the year.  Investment securities declined by $53.4 million in 2008, to $608.4 million at June 30, 2008, compared to $661.8 million at December 31, 2007.  This decline was the result of repayments, temporary impairments on certain available for sale securities as discussed below, and partially offset by approximately $18 million of securities we created from residential loans and modest purchases of CRA eligible securities.

Total liabilities increased by $87.7 million, or 4.4%, to $2.07 billion at June 30, 2008 from $1.98 billion at December 31, 2007. The change in liabilities, which is consistent with the increase in assets, was principally the result of increases in deposits, including custodial escrow balances of $60 million and an increase in FHLBank borrowings of $25.2 million.

Investment Securities

See Note 3 to the consolidated financial statements in this report for detailed information related to the Company’s investment securities portfolio.

At June 30, 2008, the Company’s mortgage-backed investment security portfolio had an unpaid principal balance of $579.3 million and consisted of 110 separate instruments.  The held to maturity portfolio was comprised of 80 securities with an unpaid principal balance of $478.3 million.  Of this portfolio four securities were A rated CRA securities, $4.1 million, two securities were AA rated, $27.7 million, and the remaining portfolio of 74 securities with an unpaid principal balance of $446.5 million were AAA rated.

At June 30, 2008, the Company’s available for sale mortgage-backed investment security portfolio was comprised of 30 instruments with an unpaid principal balance of $100.9 million, of which 25 securities totaling $53.6 million were AAA rated.  Included in the available for sale portfolio were five other securities totaling $47.3 million that are collateralized by payment option adjustable rate mortgages.  Of these securities, four have received a downgrade from one or more of the rating agencies.  All of the securities continue to have at least one investment grade rating.  The Company owns one security (unpaid principal $16.5 million), with an investment grade rating by one rating agency and a B rating by another rating agency.  The securities that have been downgraded, are the same securities that comprise the overwhelming majority of the decline in fair value of the available for sale securities.  At June 30, 2008, the fair value of the available for sale securities was $16.9 million less than the cost, net of tax.  This loss is an unrealized loss recognized in other comprehensive income.  Based on management’s review of analyses performed by independent third parties and consideration of other information, we believe the decline in fair value is due to temporary conditions in the marketplace.

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

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in thousands)
Community Bank loans:
Commercial real estate	$408,345	$287,294	$238,628
Construction and development	329,286	272,736	153,782
Commercial and industrial	120,398	88,175	67,812
Multifamily	49,050	48,613	55,463
SBA originated, guaranteed portions	4,279	5,602	6,129
Consumer	23,024	3,825	4,873
Total Community Bank loans	934,382	706,245	526,687

Wholesale loans:
Residential	366,847	442,890	504,998
SBA purchased guaranteed portions	98,555	116,084	139,941
Total loans	$1,399,784	$1,265,219	$1,171,626

At June 30, 2008, total community bank loans increased to $934 million as compared to $706 million at December 31, 2007 and $527 million at June 30, 2007.  Commercial loans increased $32 million in 2008 to $120 million and are now approximately 13% of our community bank portfolio.  The commercial loan portfolio growth is diversified in several industries and includes cash flow loans, equipment, borrowing base and other commercial credits.  Commercial real estate loans were $408 million at June 30, 2008, an increase of $121 million over year-end 2007.  The Company continued to expand its national footprint through its SBA division with both SBA 504 and 7a lending activities.  Our entry into the mountain communities of Aspen and the Roaring Fork Valley also contributed to the growth.  In addition, management is making a continuing effort to diversify the portfolio into less riskier components, including owner-occupied commercial real estate.

The following table presents the details of the construction and development (“C&D”) portfolio for the periods indicated:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Construction type breakdown:
Construction - 1-4 family	$65,590	$47,045
Construction - commercial	80,169	70,065
Construction - multifamily	51,722	34,820
Construction - 1-4 (consumer)	17,082	10,126
Total construction	214,563	162,056

Land type breakdown:
Land development	110,868	107,900
Undeveloped land	2,713	2,260
Undeveloped land (consumer)	1,142	520
Total development	114,723	110,680
Total construction and development	$329,286	$272,736

In the first half of 2008 the C&D portfolio grew $56.6 million to $329 million and represented 23.6% of our entire loan portfolio and 35.3% of our community bank portfolio.  At year end the C&D portfolio comprised 38.6% of the community bank portfolio.  As shown in the table above, construction loans were $215 million at June 30, 2008, or 23% of our community bank portfolio and land loans were $115 million or 12.3% of our community bank portfolio at such date.  Within the construction portfolio the loan breakdown is approximately 39% single family, 37% commercial, and 24% multifamily.  Within the land development loans, more than 97% are for land that is under development and is generally intended to either be sold to contractors or end users as lot loans for commencement of construction.

The Bank has no exposure to production builders and no warehouse lines to single-family mortgage lenders.  The Bank’s construction portfolio is located throughout Colorado, including several resort markets, (e.g., Aspen, Steamboat Springs, and Breckenridge.)  Our land and construction lending is to well-qualified borrowers, the vast majority of which include personal guarantees, require interest reserves over the life of the loan, and have loan to value averages of approximately 75%.  At June 30, 2008, the residential construction speculative to pre-sold ratio was approximately 58% to 42%.

As of June 30, 2008, we have defined nine geographic regions for our C&D portfolio; eight in Colorado and one region for loans outside Colorado.  Within Colorado, four of the defined geographic regions account for $251 million, or 76%, of the C&D portfolio, as shown in the table below.

	June 30, 2008		December 31, 2007
	Outstanding	Percent	Outstanding	Percent
Area	(Dollars in thousands)
Denver Metro	$136,647	41.5%	$110,373	40.5%
Northeastern Colorado - Fort Collins	42,901	13.0%	44,689	16.4%
Mountain communities - Aspen, Roaring Fork Valley	44,498	13.5%	33,573	12.3%
North Central Colorado - Steamboat Springs	26,720	8.1%	27,219	10.0%
Other Colorado areas	46,930	14.3%	22,009	8.1%
Outside Colorado	31,590	9.6%	34,873	12.7%
Total	$329,286	100.0%	$272,736	100.0%

The C&D loans located outside of Colorado include $10.1 million originated from our SBA division located in Texas and Washington.  The remaining C&D loans located outside Colorado include two loans that totaled $12.5 million located in Arizona, and one loan for $2.1 million located in California.  There were no C&D loans located in Florida or Nevada.

Residential loans declined $76 million between June 30, 2008 and December 31, 2007, and by $138 million between June 30, 2008 and June 30, 2007.  This decline was consistent with our plan to reduce the amount of wholesale loans on our balance sheet.  Overall loans increased $134.6 million between June 30, 2008 and December 31, 2007.  Our goal for loan growth for 2008 is approximately $300 million of net new community bank loans; accordingly over the next two quarters of 2008 we do not anticipate loan growth will be as robust as was the case in the first half of the year.  We have experienced a slow down in the rate of repayments of our wholesale residential loans relative to prior periods.  As the secondary mortgage market stabilizes prospectively, we may elect to accelerate the run-off of wholesale residential loans through sales.

Asset Quality

As part of our asset quality function, we monitor nonperforming assets on a regular basis.  Loans are placed on nonaccrual when full payment of principal or interest is in doubt or when they are 90 days past due as to either principal or interest.  During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of loan agreements.  These loans are placed under close supervision with consideration given to placing the loan on nonaccrual status, increasing the allowance for credit losses and (if appropriate) partial or full charge-off.  Nonaccrual loans are further classified as impaired when the underlying collateral and other originally identified sources of repayment, are considered insufficient to cover principal and interest and management concludes it is probable that we will not fully collect all principal and interest according to contractual terms.  After a loan is placed on nonaccrual status, any interest previously accrued but not yet collected is reversed against current income.  If interest payments are received on nonaccrual loans, these payments are applied to principal and not taken into income.  We do not place loans back on accrual status unless back interest and principal payments are made.  For certain government-sponsored loans such as FHA-insured and VA-guaranteed loans, we continue to accrue interest when the loan is past due 90 or more days, if and to the extent that the interest on these loans is insured by the federal government.  The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $6.8 million, $5.4 million and $6.8 million at June 30, 2008, December 31, 2007, and June 30, 2007, respectively.  These accruing loans are not included in the table of nonperforming loans nor in the discussion of delinquent loans below.

The following table sets forth our nonperforming assets as of the dates indicated:

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in thousands)
Residential	$7,701	$7,873	$9,498
SBA purchased guaranteed portions	1,236	893	766
Commercial real estate	892	1,152	340
Construction and development	2,900	–	38
Commercial	144	–	144
SBA originated guaranteed portions	132	557	1,467
Total nonperforming loans	13,005	10,475	12,253
REO	2,579	3,109	3,470
Total	$15,584	$13,584	$15,723

At June 30, 2008, total nonperforming loans were $13.0 million, compared to $10.5 million at December 31, 2007 and $12.3 million at June 30, 2007.  Nonperforming loans consist of two separate classes of assets:  wholesale loans, principally residential loans, as there is nominal risk of loss associated with the guaranteed SBA-purchased loans, and the community bank portfolio.  The Company’s nonperforming wholesale residential loan portfolio declined by $172,000 in the first half of 2008, as compared to December 31, 2007.  Overall, nonperforming residential loans totaled $7.7 million, $7.9 million, and $9.5 million, at June 30, 2008, December 31, 2007, and June 30, 2007, respectively.  This represents 2.10%, 1.78%, and 1.88% of the residential portfolio for those respective periods.  The increase in delinquent loans as a percentage of the residential portfolio is due to continued repayments of the remaining performing portion of the portfolio.  Although the credit administration team works diligently to reduce these balances, it would be reasonably possible that delinquent loans as a percent of the residential portfolio may increase prospectively.  Residential loans 60 days past due at June 30, 2008 were $1.3 million compared to $3.5 million at December 31, 2007.  The Company’s level of nonperforming loans is modestly better than, but generally consistent with, the national market place.  The Company’s wholesale residential portfolio is geographically dispersed.  The Company owns loans in 48 states, and concentrations of greater than 5% occur in California (39%), Illinois (8%), Georgia (7%), and Florida (5%).  Of the $134 million of loans located in California, 48% were sold to the Company with recourse back to the seller.  If any such loan were to become nonperforming, the seller has the ability to perform on its recourse obligation.  The average loan size of the wholesale residential loan portfolio is approximately $144,000 and consists of loans that on average are approximately 6.9 years seasoned, were rigorously underwritten at the time of acquisition, and bore average FICO scores over 700 with reasonable loan-to-value and debt-to-income ratios.  Based on the national Case-Shiller Index, we estimate the average current loan-to-value to be approximately 60% to 65%.  We believe the risk of loss associated with this portfolio is considerably lower than losses associated with other types of lending, which is evidenced by our historical loss experience from the residential portfolio.  We expect future levels of nonperforming loans in the residential portfolio to be generally consistent within the national and regional economic markets in which the loans are located.

At June 30, 2008, the Company owned $276,000 of mortgages that met the regulatory definition of “subprime” at the date of purchase or origination.  In prior years, the Company originated subprime mortgages through its mortgage banking subsidiary, and occasionally the Bank also purchased subprime mortgages.  These activities ceased several years ago, and the Company’s current holdings represent the remainder of such activities.  The Company is not now active in the subprime market and has no intention of becoming involved in the future.

Nonperforming community bank loans totaled $4.1 million, $1.7 million, and $2.0 million at June 30, 2008, December 31, 2007, and June 30, 2007, respectively.  Nonperforming community bank loans increased in 2008 due primarily to one loan that was placed on nonaccrual, which became over 90 days past due in the first quarter of 2008.  At June 30, 2008, management concluded this loan was impaired.  In total nonperforming community bank loans represent 44 basis points of the community bank portfolio at June 30, 2008, compared to 24 basis points and 38 basis points at December 31, 2007 and June 30, 2007, respectively.

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

We maintain our allowance for credit losses at a level that management believes is adequate to absorb probable losses inherent in the existing loan portfolio based on an evaluation of the collectibility of loans, underlying collateral, geographic and other concentrations, and prior loss experience. We use a risk rating system to evaluate the adequacy of the allowance for credit losses. With this system, each loan, with the exception of those included in large groups of smaller-balance homogeneous loans, is risk rated between one and ten by the originating loan officer, credit administration, loan review or loan committee, with one being the best case and ten being a loss or the worst case. Estimated loan default factors are multiplied against loan balances and then multiplied by a historical loss given default rate by loan type to determine an appropriate level for the allowance for credit losses.  A specific reserve may be needed on a loan-by-loan basis.  Loans with risk ratings between six and nine are monitored more closely by the loan officer, credit administration, and the asset quality committee, and may result in specific reserves.  The allowance for credit losses also includes an element for estimated probable but undetected losses and for imprecision in the loan loss models discussed above.

The following table sets forth information regarding changes in our allowance for credit losses for the periods indicated.  The table includes the allowance for both wholesale and community bank loans:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$11,721	$8,895	$10,438	$8,762
Charge-offs:
Residential	(121)	(247)	(322)	(276)
Commercial real estate	(16)	–	(66)	–
Construction	–	–	–	(222)
Consumer and other	–	–	(2)	(17)
Total charge-offs	(137)	(247)	(390)	(515)

Recoveries:
Residential	1	2	1	3
Commercial real estate	–	–	–	7
Commercial and industrial	–	–	–	33
Construction	–	–	–	2
Total recoveries	1	2	1	45

Net charge-offs	(136)	(245)	(389)	(470)
Provision for credit losses	2,080	567	3,616	925
Balance, end of period	$13,665	$9,217	$13,665	$9,217

Net residential loan charge-offs were $120,000 and $245,000, for the quarters ended June 30, 2008 and 2007, respectively.  On an annualized basis, this represents losses of 13 basis points and 18 basis points for those same periods, respectively.

The table below provides a breakout of the allowance for credit losses by loan type:
	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in thousands)
Residential	$1,645	$1,869	$2,242
Guaranteed SBA purchased premium	48	56	69
Commercial real estate	4,246	2,944	3,023
Construction and development	4,776	2,978	1,376
Commercial and industrial	1,391	1,030	858
Multifamily	649	822	1,051
Consumer	110	39	48
Unallocated	800	700	550
Total allowance	$13,665	$10,438	$9,217

The following table presents a summary of significant asset quality ratios for the period indicated:

	June 30,	December 31,	June 30,
	2008	2007	2007

Total nonperforming residential loans to total residential loans	2.10%	1.78%	1.88%
Total nonperforming community bank loans to total community bank loans	0.44%	0.24%	0.38%
Total residential allowance to nonperforming residential loans	21.36%	23.74%	23.60%
Total community bank allowance to nonperforming community bank loans	294.30%	498.13%	347.20%
Total residential allowance to residential loans	0.45%	0.42%	0.44%
Total community bank allowance to community bank loans	1.28%	1.21%	1.31%
Total allowance for credit losses to total loans	0.98%	0.82%	0.79%
Total allowance for credit losses to total nonperforming loans	105.07%	99.65%	75.22%
Total nonaccrual loans and REO to total assets	0.72%	0.65%	0.77%

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

The allowance for credit losses allocated to community bank loans to nonperforming community bank loans was 294%, 498%, and 347%, at June 30, 2008, December 31, 2007, and June 30, 2007, respectively.  The allowance for credit losses allocated to residential loans to nonperforming residential loans was 21%, 24%, and 24%, at June 30, 2008, December 31, 2007, and June 30, 2007, respectively.  The decline in the reserve to nonperforming residential loans between the second quarter of 2008 and second quarter of 2007 is reflective of the change in composition of the portfolio during the periods and the Company’s loss history on residential loans, which indicates to us the allowance level is adequate.

The total allowance increased to .98% at June 30, 2008, compared to .82% at December 31, 2007 and .79% at     June 30, 2007.  The overall increase in the allowance is related to the increase in the community bank portfolio.  The total allowance for residential loans is .45% at June 30, 2008, compared to .42% at December 31, 2007 and .44% at June 30, 2007.

The increase in the allowance for credit losses is related primarily to the balance sheet transformation and is reflective of the higher allowance attributable to community bank loans in general as compared to residential loans.  The allowance for community bank loans is 1.28% at June 30, 2008, 1.21% at December 31, 2007, and 1.31% at June 30, 2007.  The level of the allowance at June 30, 2008 relative to December 31, 2007 is reflective of two loans that are impaired with an associated allowance of $1 million.  The decline in the percentage of the community bank allowance at June 30, 2008, compared to June 30, 2007 was generally due to a few larger loans that our credit administration addressed in 2007 and subsequently re-graded, which reduced the allowance required on those loans.

Liquidity

The Bank is focused on generating traditional deposits from its expansion of community banking services through the opening of branch locations along the Colorado Front Range and selected mountain communities. These deposits are anticipated to fund a significant portion of our liquidity needs for our community banking strategy.

The following table sets forth the balances for each major category of the Company’s deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

	June 30, 2008		December 31, 2007		June 30, 2007
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

Noninterest bearing deposits	$223,261	0.00%	$226,259	0.00%	$192,704	0.00%
Savings accounts	253	0.82	148	1.26	190	1.29
Money market and NOW accounts	1,186,551	0.96	1,129,091	2.15	1,335,881	2.38
Certificate accounts	22,968	4.05	29,983	4.27	26,688	4.16
Total deposits	$1,433,033	0.86%	$1,385,481	1.84%	$1,555,463	2.12%

Total deposits increased $48 million between June 30, 2008 and December 31, 2007.  Approximately $20 million of this growth came from our open banking offices, with the remaining increase representing net increases from institutional relationships as shown below.

The following table sets forth the balances for categories of deposits and custodial escrow balances of the Company by source for the periods indicated:

	June 30, 2008	December 31, 2007	June 30, 2007
	(Dollars in thousands)
Community bank deposits	$109,327	$89,338	$56,729
Brokered CDs	1,773	13,025	13,078
Sterling Trust Company	375,276	404,615	377,664
Matrix Financial Services Corp.	22,544	18,256	28,953
Matrix Financial Solutions, Inc.	252,417	236,436	212,924
Legent Clearing, LLC	205,501	163,527	184,334
Deposit concentrations	496,731	478,575	742,149
Other wholesale deposits	16,241	15,881	429
Deposits and custodial escrow balances	$1,479,810	$1,419,653	$1,616,260

Community bank deposits represent deposits attracted by our regional banking teams.  We have reduced our reliance on brokered CDs due to the overall cost of this product and the availability of other wholesale and institutional sources of liabilities at competing interest rates.  Sterling and Matrix Financial Services Corporation are our wholly owned subsidiaries.  The decline in balance at Sterling is related to an account for one life settlement agent for special asset acquisitions and administration with a balance of $59,450,000 and $103,830,000 at June 30, 2008 and December 31, 2007, respectively.  Management elected to restructure this relationship and terminate certain elements of business with respect to this large life settlement agent account.  The restructured relationship will now allow the Company to pursue business in the same industry on a non-exclusive basis.  During the first half of 2008, approximately $45 million of these deposits were withdrawn.  Through Sterling’s successful marketing efforts, growth in new accounts and the increase in uninvested cash in existing accounts offset $15 million of the withdrawn deposits.  If Sterling cannot continue to replace this business with deposits from other clients, the aggregate deposits directed to the Bank by Sterling could decline materially in 2008.  The increase at Matrix Financial Services Corporation at June 30, 2008, compared with year end 2007 is a seasonal fluctuation because many jurisdictions require tax payments in the fourth quarter of the year, which reduces escrow balances near year end.  Prospectively, we expect this balance to decline consistent with the declining mortgage servicing business and our decision to reduce that activity.  Matrix Financial Solutions, Inc. (“MFSI”) are deposits that represent customer assets under administration by MFSI.  The Company owns an approximate 7% interest in MFSI. Growth in these deposits is associated with the overall growth in business experienced by MFSI.  Legent Clearing, LLC are deposits that represent institutional deposits received through Legent Clearing, LLC.  United Western Bank acquired these deposits initially in the second quarter of 2006.  Deposit concentrations are deposits that represent deposit funds from three, three and five institutional relationships maintained by United Western Bank as of June 30, 2008, December 31, 2007, and June 30, 2007, respectively.  Included in deposit concentrations is one institutional relationship with balances of $474.7 million, $455.9 million and $461.8 million at June 30, 2008, December 31, 2007, and June 30, 2007, respectively. See further discussion of deposit concentrations in our Form 10-K for December 31, 2007, Item 1A.  “Risk Factors – Risk Related to Our Business” and Note 7 – “Deposits” to our consolidated financial statements included in this report.

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

The Bank has an internal policy that requires certain liquidity ratios to be met.  That current policy requires that we maintain a set amount of liquidity on the Bank’s balance sheet at all times and that we have off balance sheet liquidity readily available to the Bank to meet the day-to-day liquidity requirements of the Bank and its customers.  The Bank is a member of the FHLBank of Topeka and has the ability to borrow up to 40% of the assets of the Bank.  At June 30, 2008, the Bank had unused borrowing capacity at FHLBank of approximately $203 million.

At June 30, 2008, the Bank had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $482 million.  Management anticipates that we will have sufficient funds available to meet current origination and other lending commitments.

Company Liquidity.  Our main sources of liquidity at the holding company level are cash, notes receivable, dividends and tax payments from our subsidiaries, as well as a revolving line of credit maintained with a large regional correspondent bank in the total amount of $30 million.  As of June 30, 2008, we had $17.5 million undrawn and available under this facility.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business.  A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity.  Historically, the Bank has made the majority of the dividend payments received by the Company.  As a result of the liquidity generated through various divestitures and other activities at the Company, the Bank did not pay a dividend to the Company in the years 2004 though 2006.  The Bank commenced the payment of quarterly dividends to the Company effective with the Bank’s earnings of the first quarter of 2007.  Prospectively, based on capital ratios and other factors, management expects the Bank will pay dividends at the rate of approximately 33% to 40% of the Bank’s net income.  If dividends and tax payments from subsidiaries are not sufficient to fund the cash requirements of the Company, the Company will utilize the credit facilities discussed above, as needed, to meet its own and the other subsidiaries’ financial obligations.  The credit facilities allow the Company to issue additional trust preferred securities, which, accordingly, are contingent sources of liquidity for the Company.

The Company commenced a quarterly cash dividend program in 2007 and paid quarterly cash dividends in the amount of $.06 per share.  On August 4, 2008, a cash dividend was declared for shareholders of record on September 5, 2008, payable on September 15, 2008.  The ability of the Company to declare and pay a dividend prospectively will depend on a number of factors, including future earnings, dividends received from the Bank, capital requirements, financial condition and future prospects and such other factors that our Board of Directors may deem relevant.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

See the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risks in the 2007 Form 10-K.  There has been no significant change in the types of mark risks faced by the Company since June 30, 2008.

At June 30, 2008, management believes the Company is asset sensitive, which means the results of the Company’s net interest income and net income would be expected to improve modestly if interest rates increased from current levels.  Management also believes that continued interest rate declines from the Federal Open Market Committee would have a negative impact on the results of operations.  The continued execution of our business plan is expected to mitigate the impact of the current interest rate environment if rates remain stable or decline further.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of June 30, 2008 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and several other members of our senior management.  Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting for the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, such controls.

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

Part II - Other Information
Item 1. Legal Proceedings

Legal proceedings of the Company are more fully described in Note 21 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2007.  During the six months ended June 30, 2008, there were no material changes to the information previously reported, except as disclosed in Note 16 Commitments and Contingencies – Contingencies – Legal to the consolidated financial statements included in Part I of this Form 10-Q and which are incorporated herein by reference.

Item 1A. Risk Factors

During the first half of 2008, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company’s Form 10-K for the year ended December 31, 2007, except as follows:

Additional market concern over investment securities backed by mortgage loans could create losses in the Company’s investment portfolio.  A majority of the Company’s investment portfolio is comprised of securities where mortgages are the underlying collateral.  These securities include agency-guaranteed mortgage-backed securities, and non-agency mortgage-backed securities and collateralized mortgage obligations. With the recent national downturn in real estate markets and the rising mortgage delinquency and foreclosure rates, investors are increasingly concerned about these types of securities, which have negatively impacted the prices of such securities in the marketplace.  The recoverability of our mortgage-backed securities depends on the performance of the underlying loans in the related loan pools.  If credit losses on those loans were to exceed the subordinated tranches designed to credit-enhance our securities, we would not receive the full stated interest due on the securities or our full principal balance, or both.  If we were to conclude there were unrealized losses which were other than temporary — which we evaluate by considering estimates of recoverability, as well as the duration and severity of the unrealized loss — we would be required under GAAP to reduce the carrying amount of the security to fair value and record a corresponding charge to earnings, which would also reduce our regulatory capital.

See Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2007 for a detailed discussion of the Company’s remaining “Risk Factors.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plan (1)	Maximum Number of Shares that may yet be purchased under the Plan
April 1 through April 30, 2008	–	–	–	–
May 1 through May 31, 2008	–	–	–	–
June 1 through June 30, 2008	100,000	$13.79	100,000	265,018
Total	100,000	$13.79	100,000	265,018

 (1) On November 9, 2006, the Company’s Board of Directors authorized the repurchase of up to 5% of the outstanding shares of the Company’s common stock.  On August 2, 2007, the Company’s Board of Directors authorized an additional repurchase of 5% of the outstanding shares of the Company’s common stock.  As of June 30, 2008, the Company has no further plans to repurchase additional shares of its common stock.  In accordance with Colorado law, all repurchased shares are retired.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 15, 2008, shareholders voted on the following matters:

(1)	To elect four director nominees to serve until the Annual Meeting of Shareholders for the year shown. Each director nominee was elected.

Name of Nominee	Total Votes For	Total Votes Withheld	To serve until the Annual Meeting of Shareholders
Guy A. Gibson	5,393,910	461,120	2011
James H. Bullock	5,674,921	180,109	2011
Michael J. McCloskey	5,277,701	577,329	2011
Bernard C. Darré	5,460,830	394,200	2009

Other directors whose term of office as a director continued after the meeting were as follows:

Name	Director’s Term Expires
Lester Ravitz	2009
Robert T. Slezak	2009
Scot T. Wetzel	2010
William D. Snider	2010
Jeffrey R. Leeds	2010

(2)	To ratify the appointment by the Audit Committee of the Board of Directors of McGladrey & Pullen, LLP as the Company’s independent registered public accounting firm for the 2008 calendar year.

Total Votes For	5,849,992
Total Votes Against	2,801
Total Abstentions	2,237

Item 5. Other Information

None.

Item 6. Exhibits
(a)	Exhibits
31.1	Certification by Scot T. Wetzel pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by William D. Snider pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification by Benjamin C. Hirsh pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED WESTERN BANCORP, INC.

Dated:	August 6, 2008	/s/ Scot T. Wetzel
Scot T. Wetzel
President and
Chief Executive Officer
(Principal Executive Officer)

Dated:	August 6, 2008	/s/ William D. Snider
William D. Snider
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 6, 2008	/s/ Benjamin C. Hirsh
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