Form 10-Q
period 2008-09-30
UNITED WESTERN BANCORP INC
filed 2008-11-10
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Number of shares of Common Stock ($0.0001 par value) outstanding at the close of business on November 7, 2008 was 7,227,189 shares.

Part I – Financial Information
Item 1. Financial Statements – (Unaudited)
United Western Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share information)

	September 30,	December 31,
	2008	2007
Assets
Cash and due from banks	$20,380	$21,650
Interest-earning deposits	4,602	3,156
Federal funds sold	–	16,000
Total cash and cash equivalents	24,982	40,806
Investment securities – available for sale, at estimated fair value	63,209	87,676
Investment securities – held to maturity, at amortized cost	512,700	574,105
Loans held for sale – at lower of cost or fair value, and net of allowance for credit losses of $1,975 and $2,438, respectively	295,819	369,071
Loans held for investment	1,201,029	893,710
Allowance for credit losses	(13,952)	(8,000)
Loans held for investment, net	1,187,077	885,710
FHLBank stock, at cost	28,933	39,913
Mortgage servicing rights, net	10,249	11,971
Accrued interest receivable	9,293	10,551
Other receivables	24,834	14,120
Premises and equipment, net	23,581	16,949
Bank owned life insurance	24,997	24,279
Other assets, net	11,630	11,737
Deferred income taxes	21,446	6,113
Foreclosed real estate	2,693	3,109
Total assets	$2,241,443	$2,096,110

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,567,134	$1,385,481
Custodial escrow balances	50,696	34,172
FHLBank borrowings	366,349	406,129
Borrowed money	101,442	97,428
Junior subordinated debentures owed to unconsolidated subsidiary trusts	30,442	30,442
Income tax payable	236	222
Other liabilities	24,711	28,815
Total liabilities	2,141,010	1,982,689

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized; no shares outstanding	–	–
Common stock, par value $0.0001; 50,000,000 shares authorized; issued and 7,224,111 shares at September 30, 2008 and 7,264,224 shares at December 31, 2007 outstanding, respectively	1	1
Additional paid-in capital	23,081	23,724
Retained earnings	98,749	92,364
Accumulated other comprehensive loss	(21,398)	(2,668)
Total shareholders’ equity	100,433	113,421
Total liabilities and shareholders’ equity	$2,241,443	$2,096,110

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except share information)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and dividend income:
Community bank loans	$15,439	$12,309	$42,451	$31,472
Wholesale residential loans	5,004	6,639	15,619	21,451
Other loans	576	1,868	2,241	6,015
Investment securities	7,779	9,232	24,487	29,834
Deposits and dividends	353	834	1,327	2,422
Total interest and dividend income	29,151	30,882	86,125	91,194

Interest expense:
Deposits	2,921	6,762	9,086	22,158
FHLBank borrowings	3,645	4,226	11,101	11,967
Other borrowed money	1,543	2,038	4,800	6,595
Total interest expense	8,109	13,026	24,987	40,720

Net interest income before provision for credit losses	21,042	17,856	61,138	50,474
Provision for credit losses	2,567	352	6,183	1,277
Net interest income after provision for credit losses	18,475	17,504	54,955	49,197

Noninterest income:
Custodial, administrative and escrow services	2,547	2,155	7,687	6,180
Loan administration	1,175	1,436	3,833	4,904
Gain on sale of loans held for sale	418	1,216	742	2,032
Gain on sale of available for sale investment securities	–	–	–	98
Write-down on other-than-temporary impairment of securities	(4,110)	–	(4,110)	–
Other	1,115	1,489	2,369	3,113
Total noninterest income	1,145	6,296	10,521	16,327

Noninterest expense:
Compensation and employee benefits	8,298	7,085	23,632	19,987
Subaccounting fees	4,365	5,905	14,066	17,659
Amortization of mortgage servicing rights	491	820	1,872	2,803
Occupancy and equipment	898	792	2,425	2,170
Postage and communication	375	282	1,087	911
Professional fees	968	684	2,332	1,872
Mortgage servicing rights subservicing fees	389	455	1,288	1,486
Redemption of junior subordinated debentures	–	1,356	–	1,487
Other general and administrative	3,149	3,263	8,894	7,927
Total noninterest expense	18,933	20,642	55,596	56,302

Income before income taxes	687	3,158	9,880	9,222
Income tax (benefit) provision	(805)	495	1,960	2,064
Net income	$1,492	$2,663	$7,920	$7,158

Net income per share – basic	$0.21	$0.37	$1.10	$0.99
Net income per share – assuming dilution	$0.21	$0.37	$1.10	$0.98

Weighted average shares – basic	7,119,398	7,245,265	7,178,169	7,252,779
Weighted average shares – assuming dilution	7,119,578	7,261,470	7,191,229	7,282,447

Dividends declared per share	$0.06	$0.06	$0.18	$0.18

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except share information)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive		Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total	Loss
Nine Months Ended
September 30, 2008
Balance at December 31, 2007	7,264,224	$1	$23,724	$92,364	$(2,668)	$113,421
Cumulative effect of adoption of a new accounting principle on January 1, 2008 (Note 1)	-	-	-	(226)	-	(226)
Dividends paid ($0.18 per share)	-	-	-	(1,309)	-	(1,309)
Stock repurchase	(113,900)	-	(1,605)	-	-	(1,605)
Issuance of stock to directors	6,350	-	101	-	-	101
Restricted stock grants, net	67,437	-	-	-	-	-
Share-based compensation expense	-	-	861	-	-	861
Comprehensive (loss):					-	-
Net income	-	-	-	7,920	-	7,920	$7,920
Net unrealized holding losses, net of income tax benefit effect of ($11,446)	-	-	-	-	(18,730)	(18,730)	(18,730)
Comprehensive (loss)	-	-	-	-	-	-	$(10,810)
Balance at September 30, 2008	7,224,111	$1	$23,081	$98,749	$(21,398)	$100,433

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net Income	$7,920	$7,158
Adjustments to reconcile income to net cash from operating activities:
Share-based compensation expense	962	779
Depreciation and amortization	1,276	848
Provision for credit losses	6,183	1,277
Write-down for other-than-temporary impairment of securities	4,110	–
Amortization of mortgage servicing rights	1,872	2,803
Charge to reduce loans held for sale to fair value	1,219	687
Gain on sale of loans held for sale	(742)	(2,032)
Gain on sale of securities available for sale	–	(98)
Net (gain) loss on sale of assets, equipment and foreclosed real estate	(73)	54
Changes in assets and liabilities:
Loans originated and purchased for sale	(26,003)	(18,392)
Principal payments on, and proceeds from sale of loans held for sale	91,300	74,128
Originated mortgage servicing rights, net	(150)	(51)
Increase in other receivables, other assets, deferred income taxes	(24,654)	(8,997)
(Decrease) increase in other liabilities and income tax payable	(4,090)	3,282
Net cash from operating activities	59,130	61,446

Cash flows from investing activities
Loans originated and purchased for investment	(692,754)	(517,146)
Principal repayments on loans held for investment	382,057	391,607
Proceeds from sale of available for sale securities	–	25,600
Proceeds from maturity and prepayment of available for sale securities	12,090	22,312
Purchase of held to maturity securities	(5,018)	(3,940)
Proceeds from the maturity and prepayment of held to maturity securities	61,660	106,569
Proceeds from sales of loans transferred to loans held for sale	–	21,430
Proceeds from redemption of FHLBank stock	12,000	5,000
Purchases of premises and equipment	(7,880)	(4,245)
Proceeds from sale of premises and equipment	–	5
Proceeds from sale of foreclosed real estate	3,394	4,427
Net cash from investing activities	(234,451)	51,619

Continued

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2007

Cash flows from financing activities
Net increase (decrease) in deposits	$181,653	$(28,380)
Net increase in custodial escrow balances	16,524	15,356
Net decrease in FHLBank borrowings	(39,780)	(95,576)
Borrowed money – proceeds from repurchase agreements	5,014	26,076
Borrowed money – (repayments) advances on revolving line, net	(1,000)	11,000
Redemption of capital securities of subsidiary trust	–	(25,774)
Stock option exercise	–	12
Repurchase of common stock	(1,605)	(539)
Dividends paid	(1,309)	(1,312)
Net cash from financing activities	159,497	(99,137)

(Decrease) increase in cash and cash equivalents	(15,824)	13,928
Cash and cash equivalents at beginning of the period	40,806	23,754
Cash and cash equivalents at end of the period	$24,982	$37,682

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$4,121	$3,297
Loans securitized and transferred to securities available for sale	$18,003	$–
Loans held for investment transferred to loans held for sale	$–	$21,430
Issuance of common stock to directors	$101	$–

Supplemental disclosure of cash flow information
Cash paid for interest	$24,322	$41,141
Cash paid for income taxes	$5,824	$2,767

   See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

1. Basis of Presentation and Significant Accounting Policies

United Western Bancorp, Inc. (the “Company”) is a unitary thrift holding company and, through its subsidiaries, a diversified financial services company headquartered in Denver, Colorado. The Company’s operations are conducted primarily through United Western Bank® (the “Bank”), Sterling Trust Company (“Sterling”), Matrix Financial Services Corporation (“Matrix Financial”), and UW Investment Services, Inc. (“UW Investment”) (formerly known as First Matrix Investment Services Corp.), all of which are wholly owned subsidiaries of the Company.

Through the Bank, we are focused on expanding our community-based banking network across Colorado’s Front Range market and selected mountain communities by strategically positioning banking offices in those locations. The Colorado Front Range area spans the Eastern slope of Colorado’s Rocky Mountains – from Pueblo to Fort Collins, and includes the metropolitan Denver marketplace. We have also expanded with a loan production office into Aspen, Colorado, serving Aspen and the Roaring Fork Valley. As of September 30, 2008, we had opened five full service banking locations in downtown Denver, Cherry Creek, Boulder, Loveland and Fort Collins. On October 20, 2008, we opened our sixth full service banking office in Longmont. We plan to open banking offices in South Denver near Hampden Avenue and Interstate 25 before December 31, 2008, and in the Denver Tech Center by April 2009. We plan to grow the Bank network to an estimated ten to 12 community bank locations over the next three to five years. We originate SBA loans on a national basis. In addition to the community-based banking operations of the Bank, we also offer deposit services to institutional customers, as well as custodial, administration and escrow services through Sterling.

From time-to-time in this document we refer to certain assets, for example, one-to-four family residential mortgage loans (“residential loans”), purchased SBA loans and mortgage-backed securities and certain other assets of United Western Bank that existed as of December 9, 2005, as “wholesale” or “legacy” assets.

The consolidated financial statements of the Company and its subsidiaries in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update the Company’s 2007 Annual Report on Form 10-K (“Form 10-K”). These financial statements do not include all of the information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods. Accordingly, they should be read in conjunction with the financial information contained in the Form 10-K. In the opinion of management, all adjustments (consisting of only normal recurring accruals unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of results that may be expected for the full year or any future period.

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

The Company views the allowance for credit losses, the valuation of loans held for sale, and the determination of temporary vs. other-than-temporary impairment of securities as critical accounting estimates that require significant judgments, assumptions and estimates be used in preparation of its consolidated financial statements. See further detail in this Note for a detailed description of the Company’s process and methodology related to these critical accounting estimates.

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

The allowance for credit losses consists of four components, (i) pools of homogeneous single-family loans with similar risk characteristics, (ii) pools of homogenous community bank loans with similar risk characteristics (e.g., commercial real estate, construction and development, commercial, multifamily and consumer), (iii) individually significant loans that are measured for impairment, and (iv) a component representing an estimate of inherent, but undetected, probable losses, which also contemplates the imprecision in the credit risk models utilized to calculate the allowance.

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

There are many factors affecting the allowance for credit losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that could materially adversely affect earnings or our financial position in future periods.

Community Bank Loans

Community bank loans include commercial real estate loans, construction and development loans, commercial loans, multifamily loans and consumer loans. Within this population are loans originated by the Bank’s SBA division. The majority of community bank loans are originated as assets held for investment. Currently, we intend to hold for the foreseeable future or to maturity all community bank loans except SBA 504 loans and the guaranteed portions of SBA 7a loans. We generally elect to sell certain SBA 504 loans and the guaranteed portions of SBA 7a loans. These sales assist the Company in managing industry concentrations and interest rate risk, and are a normal part of our operations.

Loans Held for Sale

Loans purchased or originated without the intent to hold for the foreseeable future or to maturity are classified as held for sale. Classes of loans held for sale are carried at the lower of aggregate cost, net of discounts or premiums and a valuation allowance, or estimated fair market value. Estimated fair market value is determined as described in Note 15, “Fair Value of Financial Assets.” Net unrealized losses, if any, are recognized in a valuation allowance by charges to operations. SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” which requires that discounts or premiums on loans held for sale be deferred until the related loan is sold. The Company accretes discounts and amortizes premiums related to repayment of loan principal on its loans held for sale, which are included in interest income.

Loans are considered sold when the Company surrenders control over the transferred assets to the purchaser, with standard representations and warranties, and when the risks and rewards inherent in owning the loans have been transferred to the buyer. At such time, the loan is removed from the general ledger and a gain or loss is recorded on the sale. Gains and losses on loan sales are determined based on the difference between the allocated cost basis of the assets sold and the proceeds, which includes the fair value of any assets or liabilities that are newly created as a result of the transaction including servicing assets and servicing liabilities. Losses related to recourse provisions are accrued as a liability at the time such additional losses are determined, and recorded as part of noninterest expense. Losses related to asset quality are recorded against the allowance for credit losses when the loan is considered uncollectible.

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

Temporary vs. Other-Than-Temporary Impairment

The Company views the determination of whether an investment security is temporarily or other-than-temporarily impaired as a critical accounting policy, as the estimate is susceptible to significant change from period to period because it requires management to make significant judgments, assumptions and estimates in the preparation of its consolidated financial statements. We assess individual securities in our investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. When a security is impaired, we then determine whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the severity and duration of the impairment, (ii) the ratings of the security, (iii) the overall deal structure, e.g., the Company’s position within the structure, the overall, near term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections and discounted cash flows, and (iv) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value. Management initially considers whether an investment security is other-than-temporarily impaired under the guidance promulgated in FSP SFAS 115 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and the guidance from the Securities and Exchange Commission found in Staff Accounting Bulletin Topic 5M. If impairment is determined to be other-than-temporary, an impairment loss is recognized by reducing the amortized cost basis to fair value. Upon recognizing an impairment loss, the Company applies Emerging Issues Task Force (“EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” for applicable securities in each subsequent reporting period.

We believe that current macroeconomic conditions have significantly impacted the fair value of the Company's securities portfolio. The Company’s investment portfolio contains several securities that have a severe decline in fair value in comparison to the amortized cost. Certain securities, principally those in the available for sale portfolio, have been downgraded by one or more of the nationally recognized ratings agencies. However, the Company’s independently prepared cash flow forecasts support management’s conclusions that it is probable the Company will fully recover the amortized cost of the securities based upon assumptions that would be used by other market participants. Management’s conclusion that impairment is temporary is based upon several factors. Those factors include: credit rating, duration, and severity of impairment, management’s intent and ability to hold to recovery or maturity based upon the classification of the security, and independent cash flow estimates among others. These factors in certain circumstances involve significant management estimates and support management’s conclusions that impairments are temporary.  In circumstances where these factors lead to a conclusion that impairment is other than temporary, the security is written-down through a charge to earnings to its estimated fair value.

The effect the current macroeconomic conditions have on fair value is largely due to the risk-adjusted discount rates used to determine fair value.  As permitted by SFAS 157, "Fair Value Measurements," such rates are imputed and involve significant management judgment.

Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. The subsidiaries are charged for the taxes applicable to their profits calculated on the basis of filing separate income tax returns. The Bank qualifies as a savings and loan association for income tax purposes. The consolidated effective tax rate was affected by the resolution of uncertain tax positions the Company had identified under FIN 48, the level of utilization of New Markets Tax Credits and the level of tax-exempt interest income in proportion to the level of net income.

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2008 and December 31, 2007, management believed it was more likely than not that the deferred taxes would be realized and, accordingly, there was no valuation allowance. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Interest and penalties associated with unrecognized tax benefits are classified as income tax expense in the consolidated statement of income and accrued in other liabilities.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. See Note 15, “Fair Value of Financial Assets” for the impact of adoption.

Cumulative Effect of Adoption of New Accounting Principle:
Endorsement Split-Dollar Life Insurance Arrangements

On January 1, 2008, the Company changed its accounting policy and recognized a cumulative-effect adjustment to retained earnings totaling $226,000 related to accounting for certain endorsement split-dollar life insurance arrangements in connection with the adoption of EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. The Company accounts for the liability for future benefits in accordance with Accounting Principles Board Opinion 12.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current period presentation. These reclassifications had no impact on shareholders’ equity or net income for the periods.

Impact of Recently Issued Accounting Standards

SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 will be effective for the Company on January 1, 2009 and is not expected to have a significant impact to the Company’s financial statements.

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

SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). The hierarchical guidance provided by SFAS 162 did not have a significant impact on the Company’s financial statements.

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

2. Net Income Per Share

The following table sets forth the amounts used in the computation of net income per share and net income per share assuming dilution:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Numerator:
Net income	$1,492	$2,663	$7,920	$7,158
Denominator:
Weighted average shares outstanding	7,119,398	7,245,265	7,178,169	7,252,779
Effect of dilutive securities:
Common stock options and non-vested stock awards	180	16,205	13,060	29,668
Denominator for net income per share assuming dilution	7,119,578	7,261,470	7,191,229	7,282,447

3. Investment Securities

Investment securities available for sale were as follows:

	September 30, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(Dollars in thousands)
Mortgage-backed securities – agency	$16,689	$121	$(123)	$16,687	$3,272	$13	$(35)	$3,250
Mortgage-backed securities – private	47,389	–	(30,731)	16,658	47,413	–	(4,160)	43,253
Collateralized mortgage obligations-private	33,345	–	(3,746)	29,599	40,601	184	(53)	40,732
SBA securities	264	1	–	265	442	–	(1)	441
Total	$97,687	$122	$(34,600)	$63,209	$91,728	$197	$(4,249)	$87,676

Investment securities held to maturity were as follows:

	September 30, 2008				December 31, 2007
	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities – private	$172,096	$182	$(36,580)	$135,698	$187,922	$819	$(1,286)	$187,455
Collateralized mortgage obligations-private	286,254	105	(37,748)	248,611	323,316	598	(3,742)	320,172
SBA securities	54,350	–	(1,741)	52,609	62,867	–	(2,185)	60,682
Total	$512,700	$287	$(76,069)	$436,918	$574,105	$1,417	$(7,213)	$568,309

At September 30, 2008 and December 31, 2007, substantially all of the Company’s investment securities were pledged to secure public deposits, FHLBank borrowings, repurchase agreements and for other purposes, as required or permitted by law.

The following table presents information pertaining to securities available for sale and held to maturity with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position as follows:

	September 30, 2008				December 31, 2007
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage-backed securities - agency, available for sale	$3,871	$(65)	$2,565	$(58)	$653	$(7)	$1,939	$(28)
Mortgage-backed securities - private, available for sale	–	–	16,658	(30,731)	43,253	(4,160)	–	–
Collateralized mortgage obligations-private, available for sale	25,487	(3,363)	4,107	(383)	7,272	(36)	7,619	(17)
SBA securities, available for sale	–	–	–	–	261	(1)	–	–
Mortgage-backed securities-private, held to maturity	67,216	(21,932)	46,573	(14,648)	36,789	(396)	70,130	(890)
Collateralized mortgage obligations-private, held to maturity	120,341	(29,251)	115,921	(8,497)	85,011	(290)	128,717	(3,452)
SBA securities, held to maturity	–	–	52,609	(1,741)	43,613	(1,391)	17,069	(794)
Total	$216,915	$(54,611)	$238,433	$(56,058)	$216,852	$(6,281)	$225,474	$(5,181)

The mortgage-backed securities written-down due to other-than-temporary impairment in the third quarter of 2008 consisted of two nonagency collateralized mortgage obligations.  The securities deemed other-than-temporarily impaired were included in mortgage-backed securities – private, held to maturity, with an amortized cost of $9.4 million.  The estimated market value of these securities was $5.3 million, representing an aggregate decline in value of $4.1 million.  All principal and interest payments have been made to date in accordance with the terms of each security.  Although the securities have performed in accordance with their terms, the securities were other-than-temporarily impaired based on the extent and duration of the decline in market value below amortized cost, giving consideration to current illiquidity in the marketplace and uncertainty of a recovery of expected future cash flows. The securities were written-down to their estimated fair values at September 30, 2008 and the impairment write-down totaling $4.1 million was charged to third quarter noninterest income.

At September 30, 2008, the net unrealized loss in the securities portfolio was $110.7 million. At September 30, 2008, based on the amortized cost and the lowest rating assigned, which in many cases results in another higher rating, the securities portfolio consisted of 6% agency securities, 60% AAA rated nonagency securities, 13% AA rated securities, 9% A rated securities, 6% BBB rated securities and 6% below investment grade rated securities. Included in the mortgage-backed securities – private, available for sale, were securities that are collateralized by payment option adjustable rate mortgages. These securities which have an amortized cost of $47.4 million, have received one or more ratings declines by the ratings agency since acquisition. However, payments are current, and though the length of declineis over 12 months in absolute terms, the relative declines have occurred for approximately two quarters. Management has analyzed these instruments, and our approach to that analysis is further documented in Note 1 “Basis of Presentation and Significant Accounting Policies – Temporary vs. Other-Than-Temporary Impairment,” and Note 15 “Fair Value of Financial Assets.” Based on our analysis and our review of the independent analyses performed by third parties on these securities and other securities in our portfolio, the Company believes the decline in fair value of securities deemed temporarily impaired is due to current temporary conditions in the marketplace. At September 30, 2008, management expects full recovery as the securities approach their maturity date, or repricing date or if market yield for such investments decline.

In the event securities demonstrate additional deterioration through an increase in defaults or loss severity that indicate the Company will not recover its anticipated cash flows or if the duration of relatively significant impairments in these securities does not reverse, the Company will incur other-than-temporary impairments, which may result in material charges to earnings in future periods.

4. Loans Held for Sale

Loans held for sale consist of the following:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$44,805	$45,465
Multifamily	29,895	39,559
SBA originated, guaranteed portions	4,261	5,602
Purchase premiums, net	185	285
Wholesale loans:
Residential	219,061	278,534
School financing and other loans	–	927
Fair value adjustment	(1,802)	(583)
Repurchase premiums, net	1,389	1,720
	297,794	371,509
Less allowance for credit losses	1,975	2,438
Loans held for sale, net	$295,819	$369,071

Activity in the allowance for credit losses on loans held for sale is summarized as follows:

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(Dollars in thousands)
Balance at beginning of period	$2,438	$2,531
Provision for credit losses	(43)	211
Charge-offs	(421)	(85)
Recoveries	1	3
Balance at end of period	$1,975	$2,660

5. Loans Held for Investment

Loans held for investment consist of the following:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)

Community bank loans:
Commercial real estate	$417,780	$243,111
Construction and development	365,733	273,557
Commercial	131,128	87,199
Multifamily	20,128	8,822
Consumer	44,481	3,822
Premium, net	223	225
Unearned fees, net	(3,407)	(2,527)
Wholesale loans:
Residential	132,632	163,419
SBA purchased, guaranteed portions	84,677	106,721
Premium on SBA purchased, guaranteed portions	7,548	9,364
Premium, discount, net	106	(3)
	1,201,029	893,710
Less allowance for credit losses	13,952	8,000
Loans held for investment, net	$1,187,077	$885,710

Activity in the allowance for credit losses on loans held for investment is summarized as follows:

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(Dollars in thousands)
Balance at beginning of period	$8,000	$6,231
Provision for credit losses	6,226	1,066
Charge-offs	(275)	(666)
Recoveries	1	230
Balance at end of period	$13,952	$6,861

The following lists information related to nonperforming loans held for investment and held for sale:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Loans on nonaccrual status in the held for investment portfolio	$8,985	$4,251
Loans on nonaccrual status in the held for sale portfolio	6,123	6,224
Total nonperforming loans	$15,108	$10,475

The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $8.3 million and $5.4 million at September 30, 2008 and December 31, 2007, respectively. These accruing loans are not included in the balances of nonperforming loans above.

Included in nonperforming loans were impaired loans, as defined under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” totaling $4,341,000 and $0 at September 30, 2008 and December 31, 2007, respectively, each of which loans has a specific valuation allocated to it. All of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans was $1,856,000 and $0 at September 30, 2008 and December 31, 2007, respectively. There was no interest recognized in the periods on loans while they were considered impaired.

6. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(Dollars in thousands)

Balance at beginning of period	$12,831	$17,349
Originations	150	51
Amortization	(1,872)	(2,803)
Application of valuation allowance for other-than- temporary impairment	–	(935)
Balance before valuation allowance at end of period	11,109	13,662

Valuation allowance for impairment of mortgage servicing rights
Balance at beginning of period	(860)	(1,950)
Application of valuation allowance for other-than- temporary impairment	–	935
Balance at end of period	(860)	(1,015)
Mortgage servicing rights, net	$10,249	$12,647

The estimated fair value of mortgage servicing rights at September 30, 2008, was $10,249,000.  The Company determined fair value in accordance with SFAS 157.  See Note 15 “Fair Value of Financial Assets” for a discussion of the fair value determination.

During the nine months ended September 30, 2008 and 2007, the Company recognized originated mortgage servicing rights of $150,000 and $51,000, respectively.  The amounts of originated mortgage servicing rights recognized in 2008 and 2007 were the result of the sale of the guaranteed portions of originated SBA 7a loans collateralized by mortgages.  The mortgage servicing rights were determined based upon the relative fair value of the servicing asset in comparison to the guaranteed portion of the loan sold, the unguaranteed portion retained, and the servicing asset.

The Company’s servicing portfolio (excluding subserviced loans), is comprised of the following:

	September 30, 2008		December 31, 2007
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	Outstanding	of Loans	Outstanding
	(Dollars in thousands)
Freddie Mac	1,796	$66,327	2,209	$77,231
Fannie Mae	6,103	317,817	7,091	359,799
Ginnie Mae	4,985	259,659	5,607	298,533
VA, FHA, conventional and other loans	3,871	294,166	3,969	325,555
Total servicing portfolio	16,755	$937,969	18,876	$1,061,118

The Company’s custodial escrow balances shown in the accompanying consolidated balance sheets at September 30, 2008 and December 31, 2007 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at the Bank in noninterest-bearing accounts. The balance of custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

7. Deposits

Deposit account balances are summarized as follows:

	September 30, 2008			December 31, 2007
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
	(Dollars in thousands)
Savings accounts	$179	0.01%	0.81%	$148	0.01%	1.04%
NOW and DDA accounts	639,429	40.80	0.29	686,867	49.58	0.47
Money market accounts	810,813	51.74	0.96	668,483	48.25	2.19
Subtotals	1,450,421	92.55	0.66	1,355,498	97.84	1.32
Certificate accounts	116,713	7.45	3.79	29,983	2.16	4.21
Total deposits	$1,567,134	100.00%	0.90%	$1,385,481	100.00%	1.05%

The following table presents concentrations of deposits at the Bank for the periods presented:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Sterling Trust Company	$371,861	$404,615
Matrix Financial Solutions, Inc.	216,656	236,435
Legent Clearing, LLC	185,076	163,527
Other Deposit Concentrations	529,206	478,575

Sterling Trust Company – represents fiduciary assets under administration by Sterling, a wholly owned subsidiary of the Company, that are in NOW, demand and money market accounts. Included in this balance at Sterling is a series of accounts for one life settlement agent for special asset acquisitions and administration with a balance of $53,310,000 and $103,830,000 at September 30, 2008 and December 31, 2007, respectively. Management elected to restructure this relationship and terminate certain elements of business with respect to this large life settlement agent account. The restructured relationship will now allow the Company to pursue business in the same industry on a non-exclusive basis. During the nine months of 2008, approximately $51 million of these deposits were withdrawn. Through Sterling’s marketing efforts, growth in new accounts and the increase in uninvested cash in existing accounts offset $18 million of the withdrawn deposits. If Sterling cannot continue to replace this business with deposits from other clients, the aggregate deposits directed to the Bank by Sterling could decline further in 2008.

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

Other Deposit Concentrations – represents deposit funds from three institutional relationships maintained by the Bank as of September 30, 2008 and December 31, 2007. Included in other deposit concentrations is one institutional relationship with balances of $507,208,000 and $455,862,000 at September 30, 2008 and December 31, 2007, respectively.

Included in certificate accounts are approximately $35,000,000 and $13,025,000 of brokered deposits as of September 30, 2008 and December 31, 2007, respectively.

The aggregate amount of certificate accounts with a balance of $100,000 or more (excluding brokered deposits) was approximately $36,075,000 and $12,006,000 at September 30, 2008 and December 31, 2007, respectively.

8. FHLBank Borrowings

The Bank obtains FHLBank borrowings from FHLBank of Topeka, which is the FHLBank that serves Denver, Colorado, and utilizes FHLBank of Topeka as its primary correspondent bank. Prior to the Bank’s change of domicile in 2002, borrowings were obtained from FHLBank of Dallas. Certain long-term borrowings that existed at that time with FHLBank of Dallas are still outstanding under their original terms.

The balances of FHLBank borrowings are as follows:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)

FHLBank of Topeka borrowings	$339,600	$379,300
FHLBank of Dallas borrowings	26,749	26,829
	$366,349	$406,129

Available unused borrowings from FHLBank of Topeka totaled $214,820,000 at September 30, 2008.

9. Borrowed Money

Borrowed money is summarized as follows:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Borrowed Money
Revolving line of credit to a third-party financial institution, through June 29, 2009, renewable annually, collateralized by the common stock of the Bank; interest at 30 day LIBOR plus 1.50%; (4.43% at September 30, 2008), $20 million available at September 30, 2008	$10,000	$5,000
One year advancing line converting to an amortizing term note payable to a third-party financial institution, collateralized by the common stock of the Bank; paid in full and matured on June 30, 2008	–	6,000
Subordinated debt securities, interest payments due quarterly at three-month LIBOR plus 2.75% (5.87% at September 30, 2008), maturing February 13, 2014	10,000	10,000
Assets sold under agreements to repurchase:
Company structured repurchase agreements	75,000	75,000
Customer repurchase agreements	6,442	1,428
Total	$101,442	$97,428

The Company’s $30 million revolving line of credit to a third-party financial institution is for general corporate purposes. The Company must comply with certain financial and other covenants contained in the credit agreement including, among other things, the maintenance by the Bank of specific asset quality ratios, and “well capitalized” regulatory capital ratios. Also, the credit agreement limits the Company’s ability to incur additional debt above specified levels.

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

The Company structured repurchase agreements at September 30, 2008 are as follows:

Counterparty	JP Morgan	JP Morgan	Citigroup
Principal balance	$25,000,000	$25,000,000	$25,000,000
Base interest rate	4.97%	2.59%	4.49%
Stated maturity date	September 28, 2011	November 21, 2011	February 21, 2012
Call date	December 28, 2008	November 21, 2008	November 21, 2008

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

10. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

Under prior management, the Company sponsored three trusts that have outstanding balances as of September 30, 2008. These trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities exclusively in junior subordinated debt securities of the Company (the “debentures”). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semiannually or quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

The following table presents details on the junior subordinated debentures owed to unconsolidated subsidiary trusts at September 30, 2008.

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2008
Total Capital (to Risk Weighted Assets)	$170,993	10.6%	$128,598	8.0%	$160,748	10.0%
Core Capital (to Adjusted Tangible Assets)	158,620	7.0	90,264	4.0	111,106	5.0
Tier 1 Capital (to Risk Weighted Assets)	158,620	9.8	N/A	N/A	96,449	6.0

As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$159,887	13.1%	$97,574	8.0%	$121,967	10.0%
Core Capital (to Adjusted Tangible Assets)	150,865	7.3	83,278	4.0	104,098	5.0
Tier 1 Capital (to Risk Weighted Assets)	150,865	12.3	N/A	N/A	73,180	6.0

12. Stock-Based Compensation

Stock Options

A summary of the Company’s stock option and non-vested stock awards activity, and related information is as follows:

	Nine Months Ended September 30, 2008
		Non-Vested Restricted Stock Awards Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant – Date Fair Value	Number of Shares	Weighted Average Exercise Price
Balance January 1, 2008	1,238,692	46,332	$15.48	899,583	$20.31

Granted	(225,406)	69,664	13.10	155,742	15.51
Exercised	-	-	-	-	-
Forfeited or cancelled	33,076	(2,227)	14.66	(30,849)	22.29
Director shares	(6,350)	-	-	-	-
Stock awards vested	-	(9,089)	15.47	-	-
Balance September 30, 2008	1,040,012	104,680	$13.92	1,024,476	$19.52

The shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”) at the 2007 annual meeting, which provides a variety of long-term equity based incentives to officers, directors, employees and other persons providing services to the Company. The 2007 Plan authorizes the Compensation Committee to grant options as well as other forms of equity based incentive compensation, such as restricted stock awards, stock appreciation rights, performance units and supplemental cash payments. At September 30, 2008, there were 104,680 non-vested restricted stock awards outstanding. These awards vest 20% annually on the anniversary date of the grant over a five-year period. Based on an assumed level of forfeitures, the Company anticipates these awards will result in approximately $1.6 million of compensation expense over the vesting period of the restricted stock, with approximately $1.3 million remaining to be expensed ratably over the vesting period. This unrecognized expense is expected to be recognized over 4.0 years.

In light of the approval of the 2007 Plan by the Company’s shareholders on May 17, 2007, the Company does not intend to grant any additional stock options under the Company’s prior stock option plan. As of September 30, 2008, 356,128 shares have been granted under the 2007 Plan, net of forfeitures, which included 233,498 options, 113,569 restricted stock units and 9,061 shares issued to independent members of our board of directors. Thus, of the 1,000,000 shares authorized under the 2007 Plan, there were 643,872 shares available for future grants.

The fair value of each stock option award is estimated on the date of grant using the Hull-White model, an enhanced trinomial lattice-based model, which takes into account certain dynamic assumptions about interest rates, expected volatility, expected dividends, employee exercise patterns, forfeitures and other factors. Expected volatility is based primarily on historical volatility of the closing price of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant with a term equal to the life of the option. The expected term of options granted is derived using the lattice-based model and represents the period of time that options granted are expected to be outstanding and post-vesting employee behavior by group of employee. Forfeitures are estimated outside of the Hull-White model based on attrition studies performed annually. As the Board has declared regular $0.06 quarterly dividends, these are considered in the option valuation. The weighted-average fair value of options granted during the nine months ended September 30, 2008 was $3.04 per share. The intrinsic value of outstanding options at September 30, 2008, was $0. Outstanding stock options have a weighted average remaining contractual term of 7.9 years, and future compensation expense associated with those options is approximately $2.4 million. The remaining expense is expected to be recognized over the weighted average period of 2.8 years. Options outstanding and exercisable were granted at stock option prices that were not less than the fair market value of the common stock on the date the options were granted and no option has a term in excess of ten years. Employee options vest ratably over a five year period.

The following pre-tax amounts expensed and weighted-average assumptions were used to estimate the fair value of options granted during the periods:

Nine Months Ended
	September 30, 2008	September 30, 2007
Pre-tax stock option and restricted stock awards share-based compensation expense	$780,000	$654,000
Expected volatility	25.20% - 32.80%	26.30% - 27.40%
Expected dividend yield	1.27% - 2.01%	0.93% - 1.06%
Risk-free interest rate	3.55% - 3.99%	4.57% - 4.77%
Expected term (in years)	6.10 - 7.20	5.50 - 6.70
Weighted average grant date fair value	$2.34 - $ 4.27	$4.04 - $ 5.51

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”). As of September 30, 2008, there were 171,639 ESPP Shares available for future issuance. The price at which ESPP Shares are sold under the ESPP is 85% of the lower of the fair market value per share of common stock on the enrollment date or the purchase date. It is presently estimated that 18,897 shares will be issued through the ESPP for 2008. The expenses associated with such share-based payments were $18,000 and $30,000, for the quarters ended September 30, 2008 and September 30, 2007, respectively, and $66,000 and $73,000 for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Stock Repurchase Plan

At September 30, 2008, there were 265,018 common shares authorized for repurchase by the Company’s Board of Directors; however, at this time the Company has no further plans to repurchase additional shares of its common stock.

13. Income Taxes

Income tax expense was as follows:

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Current income tax expense	$4,030	$3,368
Deferred income tax (benefit)	(2,070)	(1,304)
Income tax expense as reported	$1,960	$2,064

Effective tax rate	19.9%	22.4%

The Company’s effective tax rate for the nine months ended September 30, 2008 and 2007 is below the statutory tax rate due to (i) the $4.1 million other-than-temporary impairment charge discussed above in Note 3, “Investment Securities;” (ii) realization of New Markets Tax Credits, which have been deployed at a subsidiary of the Bank, which were $889,000 and $838,000 for the nine months ended September 30, 2008 and 2007, respectively; (iii) resolution of uncertain tax positions due to a lapse of the statute of limitations, which resulted in a reduction of current income tax expense of $694,000 and $470,000 for the nine months ended September 30, 2008 and 2007, respectively; and (iv) by tax exempt earnings, which principally relate to income from bank owned life insurance.

At September 30, 2008 the Company has accrued $447,000 related to unrecognized tax benefits. This amount is accrued in other liabilities in the consolidated balance sheet.

Interest and penalties associated with the liability for unrecognized benefits is approximately $200,000 at September 30, 2008, and is included in other liabilities in the consolidated balance sheet.

14. Segment Information

Under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has four reportable segments: (i) a community banking subsidiary, (ii) a custodial and advisory services subsidiary, (iii) a mortgage banking subsidiary, and (iv) a broker-dealer subsidiary. The remaining subsidiaries are included in the “all others” category and consist primarily of the parent company operations. The Company’s segments are more fully described in Note 2 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2007.

	Community Banking	Custodial and Advisory Services	Mortgage Banking	Broker Dealer	All Others	Total
	(Dollars in thousands)
Quarter ended September 30, 2008:
Revenues from external customers:
Interest income	$28,708	$–	$393	$3	$47	$29,151
Noninterest income	(3,178)	2,548	1,056	13	706	1,145
Intersegment revenues	190	497	273	–	(21)	939
Segment income (loss) before income taxes	2,344	449	149	(32)	(2,223)	687

Nine Months ended September 30, 2008:
Revenues from external customers:
Interest income	$84,774	$–	$1,146	$11	$194	$86,125
Noninterest income	(1,779)	7,692	3,472	35	1,101	10,521
Intersegment revenues	739	1,438	649	–	(115)	2,711
Segment income (loss) before income taxes	15,097	1,724	(13)	(206)	(6,722)	9,880

Quarter ended September 30, 2007:
Revenues from external customers:
Interest income	$30,383	$-	$410	$7	$82	$30,882
Noninterest income	2,069	2,265	1,299	71	592	6,296
Intersegment revenues	189	440	390	–	(61)	958
Segment income (loss) before income taxes	6,519	589	10	9	(3,969)	3,158

Nine Months ended September 30, 2007:
Revenues from external customers:
Interest income	$89,787	$(1)	$1,094	$22	$292	$91,194
Noninterest income	4,378	6,292	4,456	169	1,032	16,327
Intersegment revenues	600	1,308	1,177	–	(210)	2,875
Segment income (loss) before income taxes	16,609	1,118	269	(145)	(8,629)	9,222

15. Fair Value of Financial Assets

Effective January 1, 2008, the Company adopted the provisions of SFAS 157, “Fair Value Measurements,” for financial assets and liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for nonfinancial assets and nonfinancial liabilities, until January 1, 2009.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models or obtained from third parties that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, or the lower of cost or fair value. These adjustments may include unobservable parameters. Any such valuation adjustments have been applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values as of September 30, 2008. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. One of the more subjective inputs to fair value in inactive markets is the risk-adjusted discount rate utilized in the fair value calculation. Management has used risk-adjusted discount rates reflecting the current illiquid markets over the expected life of the securities, which we believe is appropriate yet conservative.

Available for sale securities. Securities available for sale are comprised of agency securities, nonagency securities (private label) collateralized mortgage obligations, and nonagency securities collateralized by payment option adjustable rate mortgages. The Company reports its agency securities at fair value using Level 1 inputs. Management believes Level 1 is appropriate for agency securities due to the relative availability of pricing transparency for such securities in the marketplace. The source of pricing received for agency securities is the independent pricing service utilized by the FHLBank Topeka. The pricing service utilized by FHLBank Topeka considers observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other factors. Management compares the pricing of its agency securities to pricing received from another third party for reasonableness.

The Company reports its nonagency collateralized mortgage obligations at fair value using Level 2 inputs. Management believes Level 2 is appropriate for these securities because the Company obtains fair value measurements from an independent pricing service that was utilized by the FHLBank Topeka to determine the collateral value of such securities in the borrowings obtained by the Bank. Management compares the pricing of these nonagency collateralized mortgage obligations to pricing from another third party for reasonableness. Management reviews the reasonableness of the prices by calculating the yield implied by the price received to other mortgage-backed securities and agency mortgage-backed securities among other factors. From the yields, ratings, performance and other factors related to the securities, management concluded the prices received had properly considered the credit risk and liquidity risk associated with the instruments in light of current conditions in the marketplace.

The Company reports its nonagency securities collateralized by payment option adjustable rate mortgages using Level 3 inputs. Level 3 is appropriate for these securities because the Company uses a cash flow forecast model that incorporates elements of market participants based upon a model developed by an independent third party.  The fair value measurements considered, in addition to the data described above for nonagency collateral mortgage obligation securities, other factors such as constant default rate and loss severity levels. The valuations are significantly impacted by the risk-adjusted discount rate utilized. This discount rate comes from a  matrix developed by the third party and is based upon the rating agency assigned rating, the overall delinquency levels of the underlying mortgages together with spreads for other similar instruments taking into account both credit and liquidity as well as the performance of the underlying loan collateral.  The fair value estimates are also reliant upon a calculation of anticipated future delinquency levels and loss severity levels, as well as historical and estimated prepayment rates. Senior members of the Bank’s Asset Liability Committee meet with the third party that developed the model and discussed the inputs and valuations derived.  Our review encompasses the factors discussed above, as well as other details of the underlying loans that comprise the securities including cumulative losses, current delinquency levels, geographic concentration, original FICO, original loan to value ratios, extent of loan origination documentation (i.e. full or limited) and loan size. Management properly considered lack of liquidity in valuations obtained based on prices received relative to other securities and based on the discount rates used to discount the cash flows, which considered credit risk and liquidity risk of these instruments. We also compare the results to information available from other sources including various research reports, trustee reports, and market data obtained publicly and through subscription and found the conclusions to be appropriate.

Residential loans held for sale. Residential loans held for sale are reported in the aggregate at the lower of cost or fair value using Level 3 inputs. For these loans the Company obtains fair value using a cash flow model. The fair value measurements consider observable data that may include loan type, spreads for other whole loans and mortgage-backed securities, prepayment speeds, servicing values, and index values. Management makes certain adjustments to the data inputs that we believe other market participants would in estimating the fair value of the Company’s residential held for sale portfolio including: delinquency, existence of government guarantees, seasoning, loan to value ratios, and FICO scores, among other factors. During the third quarter ended September 30, 2008, the Company incurred an additional impairment of $245,000 that was charged to earnings to reduce the carrying value of residential loans held for sale to fair value. The remaining change in value from June 30, 2008, when the balance was $229,243,000, was due to repayments of $10.6 million and $1.1 million transferred to real estate owned.

Mortgage servicing rights. Mortgage servicing rights are reported at the lower of cost or fair value using Level 3 inputs. Management engages an independent third party to perform a valuation of its mortgage servicing rights periodically. Mortgage servicing rights are valued in accordance with SFAS 140 using discounted cash flow modeling techniques that require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. Certain adjustments to inputs are made to reflect the specific characteristics of the Company's portfolio. During the third quarter ended September 30, 2008, the change in value of the asset versus June 30, 2008, was due to amortization.

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if management concludes repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the quarter ended September 30, 2008, impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $4.4 million were reduced by specific valuation allowance allocations totaling $1.9 million to a total reported fair value of $2.5 million utilizing Level 3 valuation inputs. The increase in balance of impaired loans in the third quarter is due to residential loans.

Impaired securities. Securities deemed other-than-temporarily impaired are reported at the estimated fair value of the security using Level 3 inputs.  Level 3 is appropriate for these securities because the Company relies upon a valuation of these securities using a cash flow forecast model that incorporates elements of market participants prepared by an independent third party.  The methodology used to determine estimated fair value is identical to the methodology discussed above in Available for sale securities and that is subject to the same levels of review.

The top portion of the table below presents the balances of assets measured at fair value on a recurring basis and the bottom portion of the table below presents assets measured at fair value on a nonrecurring basis as of September 30, 2008 (there are no liabilities measured at fair value):

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(Dollars in thousands)
Assets Measured at Fair Value on a Recurring Basis:
Available for sale securities	$16,687	$29,864	$16,658	$63,209
Mortgage Servicing Rights	–	–	10,249	10,249

Assets Measured at Fair Value on a Nonrecurring Basis:
Residential loans held for sale	–	–	217,259	217,259
Impaired loans	–	–	2,485	2,485
Other-than-temporarily impaired securities	–	–	5,305	5,305

A reconciliation of available for sale securities, which requires significant adjustment based on unobservable data is presented below:

Fair Value Measurement Using Significant Unobservable Inputs
(Transfers to Level 3)
Available for sale Securities, recurring basis
(Dollars in thousands)
Balance June 30, 2008	$–
Transfers into Level 3	16,658
Balance September 30, 2008	$16,658

During the nine months there were no transfers out of Level 3 financial assets.

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

A summary of the contractual amount of significant commitments follows:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Commitments to extend credit:
Loans secured by mortgages	$137,753	$81,318
Construction and development loans	184,234	206,434
Commercial loans and lines of credit	76,750	53,042
Consumer loans	462	490
Total commitments to extend credit	$399,199	$341,284
Standby letters of credit	$9,966	$2,398

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

Contingencies – Legal

The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to the Company’s business. The Company accrues liabilities when it is probable future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company’s estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will accrue a loss for a pending litigation matter if the loss is probable and can be reasonably estimated. Based on evaluation of the Company’s litigation matters and discussions with external legal counsel, management believes that an adverse outcome on the matters noted in the Company’s Annual Report on Form 10-K, against which no accrual for loss has been made at September 30, 2008, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

The legal contingencies of the Company are more fully described in the Company’s Form 10-K for the year ended December 31, 2007 under Item 3. Legal Proceedings and in Note 21 to the audited financial statements. During the nine months ended September 30, 2008, there were no material changes to the information previously reported except as disclosed below and in Part II, Item 1, Legal Proceedings.

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

Contingencies – Guarantees

The Company maintains a liability related to its legacy mortgage banking operations at Matrix Financial for estimated losses on mortgage loans expected to be repurchased or on which indemnification is expected to be provided. The Company regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions. Total loans repurchased during the nine months ended September 30, 2008 and 2007 were $456,000 and $536,000, respectively. Loans indemnified that remain outstanding at September 30, 2008 totaled $6,795,000, of which $2,421,000 are guaranteed as to principal by FHA. Losses net of recoveries charged against the liability for estimated losses on repurchase and indemnification were $481,000 and $35,000 for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008 and December 31, 2007, the liability for estimated losses on repurchase and indemnification was $1,320,000 and $1,650,000, respectively, and was included in other liabilities in the consolidated balance sheets.

In connection with the May 2006 sale of ABS School Services, LLC, the Company and Equi-Mor Holdings, Inc., a wholly owned subsidiary of the Company, guaranteed, for a five year period, the repayment of the loans sold to the purchaser up to an aggregate amount of $1,650,000, creating a recourse obligation for the Company. During the third quarter of 2008, the Company incurred $490,000 of losses against its guarantee. The balance of the estimated liability at September 30, 2008 and December 31, 2007, was $445,000 and $935,000, respectively, and is included in other liabilities in the consolidated balance sheets.

17. Subsequent Event

Management’s evaluation of securities that resulted in the non-cash other-than-temporary impairment write-down was completed on November 6, 2008. After completion of this evaluation, the Company’s Board of Directors elected to increase the capital in the Bank and thus the Bank capital ratios.  Accordingly, on November 6, 2008, $6 million of additional capital was injected into the Bank through a draw on the Company’s revolving line of credit at another institution.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to significant risks and uncertainties. Forward-looking statements include information concerning our future results, interest rates, loan and deposit growth, operations, development and growth of our community bank network and our business strategy. Forward-looking statements sometimes include terminology such as “may,” “will,” “expects,” “anticipates,” “predicts,” “believes,” “plans,” “estimates,” “potential,” “projects,” “goal,” “intends,” “should” or “continue” or the negative of any such terms or other variations thereon or comparable terminology. However, a statement may still be forward looking even if it does not contain one of these terms. As you consider forward-looking statements, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions that could cause actual performance or results to differ materially from those in the forward-looking statements. These factors include, but are not limited to: the successful implementation of our community banking strategies and growth plans; the timing of regulatory approvals or consents for new branches or other contemplated actions; the availability of suitable and desirable locations for additional branches; the continuing strength of our existing business, which may be affected by various factors, including but not limited to interest rate fluctuations, level of delinquencies, defaults and prepayments, general economic conditions, and conditions specifically related to the financial and credit markets, competition, legal and regulatory developments, and future additional risks and uncertainties currently unknown to us. Additional information concerning these and other factors that may cause actual results to differ materially from those anticipated in forward-looking statements is contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in the Company’s other periodic reports and filings with the Securities and Exchange Commission. The Company cautions investors not to place undue reliance on the forward-looking statements contained in this Quarterly Report.

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

Overview

For the quarter ended September 30, 2008, net income was $1.5 million, a decrease of $1.2 million as compared to the quarter ended September 30, 2007. Diluted earnings per share were $.21 for the third quarter of 2008 compared to $.37 for the third quarter of 2007. The ongoing crises in the financial markets and national economy resulted in further declines in the value of certain securities in our investment portfolio during the third quarter. The $4.1 million, pre-tax, other-than-temporary impairment occurred primarily as a result of continuing weaknesses in the residential real estate markets and the resulting decline in expected future cash flows for the affected securities. The portfolio remains substantially investment grade and the remaining temporary declines in value are the result of the current market disruptions.

Net interest income before provision for credit losses increased by $3.2 million, or 18%, from the third quarter of 2007 to the third quarter of 2008, as a result of lower costs of interest-bearing liabilities and from the continued execution of our community banking business plan. As a result, net interest margin increased 35 basis points to 3.99% for the third quarter of 2008, compared to 3.64% for the third quarter of 2007. Included in earnings for the third quarter of 2008 and 2007 were lower than normal effective tax rates.  The lower tax rates occurred due to the other-than-temporary impairment of investment securities and reductions of the Company’s income tax expense of $694,000 and $470,000, for the quarter ended September 30, 2008 and 2007, respectively, due to lapsing of the statute of limitations of the related tax returns for previously identified uncertain tax positions.  In the fourth quarter of 2008, management anticipates an effective tax rate of 29% to 32%, consistent with the first and second quarter of 2008.

Total assets at September 30, 2008 were $2.24 billion, which represents an increase of $145 million from December 31, 2007. Total community bank loans, before the community bank allowance for credit losses, increased $349 million during the first nine months of 2008 to $1.055 billion. Run-off of investment securities and wholesale loans partially offset the growth of community bank loans. Total shareholders’ equity declined by $13 million, to $100.4 million at September 30, 2008, compared to $113.4 million at December 31, 2007 due principally to temporary impairments recognized in our available for sale investment securities portfolio as well as the other-than-temporary impairment charge recognized on two held to maturity investment securities. This reduced our leverage ratio to 4.48% and our book value per share to $13.90 at September 30, 2008, from 5.41% and $15.61, respectively, at December 31, 2007.

The Company’s loan portfolio asset quality continues to be satisfactory and, at September 30, 2008, is relatively stable. Total nonperforming assets were $17.8 million at September 30, 2008 or .79% of total assets, compared to .65% at December 31, 2007. At September 30, 2008, nonperforming community bank loans were $6.2 million or .58% of the community bank portfolio. Nonperforming residential loans increased modestly from year end, and were $8.2 million at September 30, 2008, compared to $7.9 million at December 31, 2007. The Company believes its nonperforming asset ratios are reasonable versus peers and market averages.

In addition to the discussion below, readers may also want to review our earnings release for the quarter ended September 30, 2008, dated November 10, 2008, which is posted on the Investor Relations section of our website at www.uwbancorp.com.

Recent Market Developments

The economy is experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Declines in the housing market during the past year, due to falling home prices and increased foreclosures and unemployment, have resulted in substantial declines in mortgage-related asset values, which has had a dramatic negative impact on government-sponsored entities and major commercial and investment banks.

Reflecting concern about the stability of the finance markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding and liquidity to borrowers, including other financial institutions. In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, U.S. Treasury Secretary Paulson, announced the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “CPP”), the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock  from the $700 billion authorized by the EESA. Under the CPP, in conjunction with the purchase of preferred stock, the Treasury is to receive warrants to purchase common stock with an aggregate market price equal to 15% of its preferred stock investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the CPP.

Also on October 14, 2008, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest-bearing transaction deposits.

It is not clear at this time what impact the EESA, the CPP, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility, limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have a negative impact on the Company and its business.

The Company is assessing its participation in the Temporary Liquidity Guarantee Program, but has not yet made a definitive decision as to whether it will participate. On November 7, 2008, the Company made application through its regulator, Office of Thrift Supervision, to participate in the CPP. The Company plans to use its proceeds from the CPP, if received to improve the capital ratios of the Bank and the Company and to prudently provide additional credit to customers in the markets we serve.

Comparison of Results of Operations for the Quarters Ended September 30, 2008 and September 30, 2007

Net Income. For the quarter ended September 30, 2008, we earned $1.5 million, or $.21 per basic and diluted share, as compared to $2.7 million, or $.37 per basic and diluted share, for the quarter ended September 30, 2007. The decrease in earnings was a result of the $4.1 million non-cash other-than-temporary impairment charge.

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
	(Dollars in thousands)
Assets
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$349,329	$5,561	6.33%	$174,094	$3,230	7.36%
Construction and development loans	335,165	4,912	5.83	178,624	4,198	9.32
Originated SBA loans	119,417	2,082	6.94	95,778	2,353	9.75
Multifamily loans	49,457	802	6.49	55,195	917	6.65
Commercial loans	120,811	1,864	6.14	69,476	1,534	8.76
Consumer and other loans	18,106	218	4.79	4,671	77	6.54
Total community bank loans	992,285	15,439	6.19	577,838	12,309	8.45
Wholesale assets:
Residential loans	376,561	5,004	5.32	488,048	6,639	5.44
Purchased SBA loans and securities	151,608	1,081	2.84	205,755	2,633	5.08
Mortgage-backed securities	543,678	7,274	5.35	635,697	8,467	5.33
Total wholesale assets	1,071,847	13,359	4.99	1,329,500	17,739	5.34
Interest-earning deposits	15,410	76	1.93	23,760	304	5.01
FHLBank stock	28,659	277	3.85	38,886	530	5.41
Total interest-earning assets	2,108,201	$29,151	5.51%	1,969,984	$30,882	6.25%

Noninterest-earning assets:
Cash	20,046			18,721
Allowance for credit losses	(14,052)			(9,403)
Premises and equipment	22,741			11,608
Other assets	90,072			81,940
Total noninterest-earning assets	118,807			102,866
Total assets	$2,227,008			$2,072,850

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$250	$1	0.85%	$195	$1	1.26%
Money market and NOW accounts	1,249,288	2,504	0.80	1,190,742	6,449	2.15
Certificates of deposit	42,959	416	3.85	27,894	312	4.44
FHLBank borrowings	427,431	3,645	3.34	336,463	4,226	4.91
Repurchase agreements	80,045	647	3.16	76,098	927	4.77
Borrowed money and junior subordinated debentures	52,806	896	6.64	55,416	1,111	7.85
Total interest-bearing liabilities	1,852,779	8,109	1.73%	1,686,808	13,026	3.04%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	245,763			247,433
Other liabilities	22,283			24,361
Total noninterest-bearing liabilities	268,046			271,794
Shareholders’ equity	106,183			114,248
Total liabilities and shareholders’ equity	$2,227,008			$2,072,850

Net interest income before provision for credit losses		$21,042			$17,856
Interest rate spread			3.78%			3.21%
Net interest margin			3.99%			3.64%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.79%			116.79%

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

	Quarter Ended September 30,
	2008 vs. 2007
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Community bank loans:
Commercial real estate loans	4,408	$(2,077)	$2,331
Construction and development loans	7,051	(6,337)	714
Originated SBA loans	1,738	(2,009)	(271)
Multifamily loans	(93)	(22)	(115)
Commercial loans	2,178	(1,848)	330
Consumer and other loans	241	(100)	141
Wholesale assets:
Residential loans	(1,491)	(144)	(1,635)
Purchased SBA loans and securities	(580)	(972)	(1,552)
Mortgage-backed securities	(1,348)	155	(1,193)
Interest-earning deposits	(83)	(145)	(228)
FHLBank stock	(121)	(132)	(253)
Total interest-earning assets	11,900	(13,631)	(1,731)

Interest-bearing liabilities:
Money market and NOW accounts	1,464	(5,409)	(3,945)
Certificates of deposit	281	(177)	104
FHLBank borrowings	3,364	(3,945)	(581)
Repurchase agreements	207	(487)	(280)
Borrowed money and junior subordinated debentures	(50)	(165)	(215)
Total interest-bearing liabilities	5,266	(10,183)	(4,917)
Change in net interest income before provision for credit losses	6,634	$(3,448)	$3,186

As detailed in the foregoing tables, net interest income before provision for credit losses increased $3.2 million, or 18%, to $21.0 million for the quarter ended September 30, 2008, as compared to $17.9 million for the quarter ended September 30, 2007. Net interest margin increased 35 basis points to 3.99% for the quarter ended September 30, 2008 from 3.64% for the same period a year ago. The tables indicate the increase in net interest income before provision for credit losses was principally the result of liability management as interest expense declined by $4.9 million between the periods. However, other factors, including our continuing balance sheet transition and new community bank loan production, also contributed to the overall change in net interest income and the net interest margin between the periods. Interest income declined $1.7 million to $29.2 million for the quarter ended September 30, 2008, as compared to $30.9 million for the quarter ended September 30, 2007. Average community bank loans increased to $992 million for the quarter ended September 30, 2008, compared to $578 million for the same quarter in 2007. The yield on those assets declined to 6.19% for the third quarter of 2008, as compared to 8.45% in 2007. The decline in the yield on community bank loans is consistent with the decline in the prime rate of interest, to which many of our community bank loans are indexed. At September 30, 2007, the prime rate was 8.25% compared to 5.00% at September 30, 2008.

During the same third quarter periods, the average balance of wholesale assets declined by $258 million to $1.07 billion for the quarter ended September 30, 2008, as compared to $1.33 billion for the quarter ended September 30, 2007. The decline in the balance of wholesale assets is consistent with management’s strategy to reduce these assets. The reduction is principally comprised of repayments from borrowers. The wholesale assets, which in total have a negative impact on our net interest margin, did perform relatively well in the third quarter of 2008. The yield on wholesale assets declined 35 basis points between the periods, significantly less than the 226 basis point decline in the community banking assets. Generally, this was the result of loans that reached their interest rate reset date and increased relative to earlier periods, and also reflects that a significant portion of the interest rates on single family loans reset annually, while a large portion of the interest rates in the community bank loan portfolio reset monthly or quarterly.

Overall, the cost of liabilities declined 131 basis points in the comparable quarters to 1.73% for the quarter ended September 30, 2008, versus 3.04% in 2007, which contributed $4.9 million of interest expense savings. The average balance of interest-bearing liabilities increased by $166 million, principally in FHLBank borrowings and money market and NOW accounts, which increased $91 million and $59 million, respectively, between the periods. The overall growth in interest-bearing liabilities was related to the growth in earning assets. The increase in the average balances was more than offset by declines in the related costs, as the costs of FHLBank borrowings declined by 157 basis points and the cost of money market and NOW accounts declined by 135 basis points between the periods. The decline in cost was consistent with the decline in market interest rates between the periods. The majority of average noninterest-bearing deposits and a significant portion of money market and NOW accounts are primarily institutional deposits that are subject to subaccounting fees.

For the quarter ended September 30, 2008, community bank loans accounted for 53% of our interest income compared to 40% in the year earlier period. We expect that community bank loans will continue to increase over time and that wholesale assets will continue to run off through repayment. Management would also consider possible sales of wholesale assets to accelerate the transition of our balance sheet once the marketplace for financial instruments stabilizes. The Federal Open Market Committee has reduced short-term interest rates 275 basis points since August 2007 through September 30, 2008, and an additional 50 basis points reduction occurred October 8, 2008. Through our Asset Liability Management Committee we have maintained a very modest asset sensitivity to prospective changes in interest rates. Accordingly, without the continuing balance sheet transition, we expect our net interest income could decline if the Federal Open Market Committee were to reduce short-term interest rates from existing levels.

Provision for Credit Losses. The provision for credit losses was $2.6 million for the quarter ended September 30, 2008, compared to $352,000 for the quarter ended September 30, 2007. The provision for credit losses in the third quarter of 2008 was the result of the $121 million of growth net of repayments in our community bank loan portfolio during the period, an increase of specific impairments of $767,000 in the aggregate for one construction loan and three residential loans, and approximately $600,000 related to other existing loans that demonstrated signs of weakness for which the loan grade was reduced. The provision for credit losses for the third quarter 2007 reflected the growth of nearly $81.4 million of community bank loans offset by repayments of residential mortgage loans in the period and certain improvements in individual loan grades. For a discussion of the Company’s allowance for credit loss methodology see “Significant Accounting Estimates – Allowance for Credit Losses,” and, as it relates to nonperforming assets, see “Asset Quality.”

Noninterest Income. An analysis of the components of noninterest income is presented in the table below:

	Quarter Ended September 30,
	2008	2007	Dollar Change	Percent Change
	(Dollars in thousands)
Noninterest income:
Custodial, administrative and escrow services	$2,547	$2,155	$392	18%
Loan administration	1,175	1,436	(261)	-18%
Gain on sale of loans held for sale	418	1,216	(798)	-66%
Write-down on other-than-temporary impairment of securities	(4,110)	-	(4,110)	NM
Other income	1,115	1,489	(374)	-25%
Total noninterest income	$1,145	$6,296	$(5,151)	-82%

Custodial, Administrative and Escrow Services. Service fees increased $392,000, or 18%, to $2.5 million for the quarter ended September 30, 2008, as compared to $2.2 million for the quarter ended September 30, 2007. The increase is due to continued growth generated by Sterling. Total accounts under administration increased 20% to 68,510 accounts at September 30, 2008, as compared to 57,004 accounts at September 30, 2007, and total assets under administration increased to $4.82 billion at September 30, 2008, from $4.34 billion at September 30, 2007. Management anticipates continued growth at Sterling driven in part by a recently appointed new chief executive officerwith 25 years of industry experience.

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $261,000, or 18%, to $1.2 million for the quarter ended  September 30, 2008, as compared to $1.4 million for the same quarter in 2007. This decrease is consistent with the decline in our mortgage loan servicing portfolio. Our mortgage loan servicing portfolio decreased to an average balance of $951 million for the quarter ended September 30, 2008, as compared to an average balance of $1.14 billion for the quarter ended September 30, 2007. Our average service fee rate (including all ancillary income) of 0.46% for the third quarter of 2008 was unchanged from the third quarter of 2007. The Company anticipates loan administration fees will continue to decrease as its servicing portfolio decreases through normal amortization and prepayments.

Gain on Sale of Loans Held for Sale. Gain on sale of loans held for sale was $418,000 for the quarter ended September 30, 2008, as compared to $1.2 million for the quarter ended September 30, 2007. During the third quarter of 2008, the Company sold $12.2 million of SBA-originated loans. The loan sales were part of our management of industry concentrations, interest rate risk, and regular sales of the guaranteed portion of SBA-originated loans. For the quarter ended September 30, 2007, the company sold $14.2 million of SBA-originated loans, which generated gains of $1.2 million. Also in the third quarter of 2007, we sold $23 million of wholesale residential loans, at a gain of $7,000 to assist in the de-leveraging of the balance sheet. The decline in gain on sale of loans between the periods was related to market conditions and resultant lower premiums offered by buyers. Gains on sale of loans are part of our ongoing business plan. We expect such gains may fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply and mix of loans available in the market, the particular loan portfolios we elect to sell, and market conditions.

Write-down on Other-than-temporary Impairment of Securities. Write-down on other-than-temporary impairment of securities represents a non-cash charge we incurred to reduce the carrying value of two nonagency mortgage backed securities to estimated fair value. The securities written-down in the third quarter of 2008 consisted of two nonagency collateralized mortgage obligations issued in 2005 and 2006 with total amortized cost of  $9.4 million prior to the impairment write-down. The estimated market values for the securities totaled $5.3 million at September 30, 2008, representing a decline in value of $4.1 million. All principal and interest payments have been made to date in accordance with the terms of each security. Each security has received a ratings decline, and this information, together with the magnitude and duration of the decline in fair value, and the potential in expected future cash flows would not fully recover the investments' principal and interest resulted in management’s conclusion that the securities were other-than-temporarily impaired within the meaning of GAAP, giving consideration to the current illiquidity in the marketplace and uncertainty of a recovery in value.

Other Income. Other income was $1.1 million for the third quarter of 2008 and principally included a dividend from a cost-method investment of $540,000, income earned on bank owned life insurance of $242,000, and other miscellaneous items that totaled $333,000. This compares to the third quarter of 2007 when other income was $1.5 million and included income earned on bank-owned life insurance of $236,000, dividends from a cost-method investment of $405,000, prepayment penalties on loans and other loan fees not recognized as part of the yield on loans of $419,000, and other miscellaneous items that totaled $429,000.

Noninterest Expense. Noninterest expense decreased $1.7 million or 8.0%, to $18.9 million for the quarter ended September 30, 2008, as compared to $20.6 million for the quarter ended September 30, 2007. The following table details the components of noninterest expense for the periods indicated:

	Quarter Ended September 30,
	2008	2007	Dollar Change	Percentage Change
Noninterest expense:	(Dollars in thousands)
Compensation and employee benefits	$8,298	$7,085	$1,213	17%
Subaccounting fees	4,365	5,905	(1,540)	-26%
Amortization of mortgage servicing rights	491	820	(329)	-40%
Occupancy and equipment	898	792	106	13%
Postage and communication	375	282	93	33%
Professional fees	968	684	284	42%
Mortgage servicing rights subservicing fees	389	455	(66)	-15%
Redemption of junior subordinated debentures	-	1,356	(1,356)	-100%
Other general and administrative	3,149	3,263	(114)	-3%
Total noninterest expense	$18,933	$20,642	$(1,709)	-8%

Compensation and employee benefits expense increased $1.2 million, to $8.3 million for the quarter ended September 30, 2008, as compared to $7.1 million for the quarter ended September 30, 2007. At September 30, 2008, the Company had 366 employees compared to 318 employees at September 30, 2007. This increase includes 35 employees at the Bank and nine at Sterling. Employees were hired at the Bank to continue the implementation of our business plan and included the entire staff for the Longmont branch, our mountain community banking teams, support staff hired in connection with the opening of the Fort Collins branch, and additions to our infrastructure in loan and deposit operations and credit administration. The additions at Sterling were hired to support our continuing growth in custodial, administrative and escrow services. Included in compensation and employee benefits were costs of $312,000 and $273,000 for the Company’s stock-based compensation plans for the quarter ended September 30, 2008 and 2007, respectively. The increase in stock-based compensation expense is reflective of the additional employees hired to implement our business strategy.

Subaccounting fees, which represent fees paid to third parties to service depository accounts on our behalf, are incurred at the Bank in respect of custodial and institutional deposits. Such fees declined $1.5 million, or 26%, to $4.4 million for the quarter ended September 30, 2008, compared to $5.9 million for the quarter ended September 30, 2007. This decrease was caused by lower short-term interest rates. Subaccounting fees are generally tied to the Federal Open Market Committee target rate for overnight deposits. The average target rate for the third quarter of 2008 was 2.00%, compared to 5.18% for the third quarter of 2007. During the period, the average balances subject to subaccounting fees increased $11.7 million, for the quarter ended September 30, 2008 to $1.12 billion from $1.11 billion for the quarter ended September 30, 2007.

Amortization of mortgage servicing rights decreased $329,000, or 40%, to $491,000 for the quarter ended September 30, 2008, as compared to $820,000 for the quarter ended September 30, 2007. Amortization of mortgage servicing rights has been declining consistently with the decline in our mortgage servicing portfolio. On a quarterly basis, the fluctuation is also a function of the level of repayments of the remaining portfolio. The average balance in our mortgage servicing rights portfolio decreased to $951 million at September 30, 2008, as compared to $1.14 billion at September 30, 2007. Prepayment speeds on our servicing portfolio were 15.4% for the quarter ended September 30, 2008 as compared to 19.3% for the quarter ended September 30, 2007.

Occupancy and equipment expense increased $106,000, or 13%, to $898,000 for the quarter ended September 30, 2008, as compared to $792,000 for the quarter ended September 30, 2007. The increase in occupancy was associated with the continued expansion of our business plan and is related to the opening of the Loveland and Fort Collins banking offices, which opened in the fourth quarter of 2007 and the first quarter of 2008, respectively. The Company recognized $283,000 of amortization of deferred gain as a reduction of occupancy expense for the quarter ended September 30, 2008 and 2007. This amount represents a reduction in our occupancy expense for the period from the recognition of the deferred gain resulting from the sale-leaseback of the United Western Financial Center, which is being amortized into income over the ten-year term of the lease.

Redemption of junior subordinated debentures represents the cost to redeem trust preferred debt and securities.  On July 25, 2007, the Company redeemed 100% of the trust preferred securities outstanding of Trust III and Trust V.  There was $15,000,000 of trust preferred securities outstanding in Trust III, the redemption price was 106.15%, and the Company had $364,000 of unamortized issuance costs associated with this issue that were charged to earnings in the third quarter of 2007. The balance of Trust V was $5,000,000, the redemption price was 100%, and unamortized issuance costs were $69,000, which also were charged to earnings in the third quarter of 2007. There was no corresponding charge incurred during 2008.

The remainder of noninterest expense, which includes postage and communication expense, professional fees, mortgage servicing rights subservicing fees, and other general and administrative expenses increased approximately $197,000 to $4.9 million for the quarter ended September 30, 2008, as compared to $4.7 million for the quarter ended September 30, 2007. The increase is principally related to increase in professional fees related to ongoing routine legal matters and consulting fees incurred in connection with third parties that have provided the Company with valuations services.

Income Taxes. The income tax benefit for the quarter ended September 30, 2008, was $805,000 as compared to income tax expense of $495,000 for the quarter ended September 30, 2007. Our effective tax rate was (117%) for the 2008 quarterly period compared to 15.7% for the same 2007 period. In the third quarter of 2008, the previously discussed other-than-temporary impairment of investment securities resulted in an applicable tax benefit of $1.6 million.  In addition, during the third quarter of 2008, two previous uncertain tax positions were resolved with the lapse of the statute of limitations related to the 2004 tax return years. As a result, the Company realized a reduction in its income tax expense of $694,000.  In the year earlier period, the Company resolved one uncertain tax position related to the 2003 tax return year as a result of the lapse of the statute of limitations.  In the quarter ended September 30, 2007, the Company realized a reduction in its income tax expense of $470,000. For the quarter ended September 30, 2008, New Markets Tax Credits favorably impacted the effective tax rate due to utilization of $297,000 of New Markets Tax Credits, as compared to a $279,000 favorable impact for the third quarter of 2007.

Comparison of Results of Operations for the Nine Months Ended September 30, 2008 and September 30, 2007

Net Income. For the nine months ended September 30, 2008, we earned $7.9 million, or $1.10 per basic and diluted share, as compared to $7.2 million, or $.99 per basic and $.98 per diluted share, for the nine months ended September 30, 2007. In the first nine months of 2008, as compared to the first nine months of 2007, the Company increased net interest income after provision for credit losses by $5.8 million, or 12%. This increase was the result of the continuing successful implementation of our community banking strategy. Provision for credit losses increased to $6.2 million for the first nine months of 2008 compared to $1.3 million for the first nine months of 2007.  This increase was due to the $349 million of community bank loans originated, $1.9 million of provision attributed to loans measured for impairments and other loan grading changes. Noninterest income declined $5.8 million due to the $4.1 million non-cash other-than-temporary impairment charge and lower gain on sale of loans and declining revenues from our mortgage servicing operation. Noninterest expenses declined $706,000 to $55.6 million for the nine months ended September 30, 2008 due primarily to the $1.5 million charge we incurred during the nine months ended September 30, 2007 to redeem $20 million of high cost trust preferred debt.

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
	(Dollars in thousands)
Assets
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$288,637	$14,289	6.61%	$164,892	$9,163	7.43%
Construction and development loans	305,303	14,049	6.15	132,604	9,248	9.32
Originated SBA loans	107,118	6,081	7.58	97,698	6,962	9.53
Multifamily loans	50,148	2,403	6.39	56,684	2,785	6.55
Commercial loans	108,077	5,250	6.49	46,938	3,094	8.81
Consumer and other loans	10,231	379	4.95	4,329	220	6.79
Total community bank loans	869,514	42,451	6.52	503,145	31,472	8.36
Wholesale assets:
Residential loans	392,684	15,619	5.30	538,205	21,451	5.31
Purchased SBA loans and securities	162,596	3,977	3.27	220,455	8,788	5.33
Mortgage-backed securities	575,180	22,751	5.27	680,657	27,061	5.30
Total wholesale assets	1,130,460	42,347	4.99	1,439,317	57,300	5.31
Interest-earning deposits	16,551	307	2.44	20,518	787	5.06
FHLBank stock	36,099	1,020	3.77	39,261	1,635	5.57
Total interest-earning assets	2,052,624	$86,125	5.60%	2,002,241	$91,194	6.08%

Noninterest-earning assets:
Cash	18,896			19,897
Allowance for credit losses	(12,276)			(9,129)
Premises and equipment	20,588			10,641
Other assets	84,682			82,785
Total noninterest-earning assets	111,890			104,194
Total assets	$2,164,514			$2,106,435

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$253	$2	0.81%	$169	$2	1.27%
Money market and NOW accounts	1,191,489	8,076	0.91	1,225,433	21,103	2.30
Certificates of deposit	33,934	1,008	3.97	33,229	1,053	4.24
FHLBank borrowings	419,934	11,101	3.47	323,547	11,967	4.88
Repurchase agreements	78,361	2,124	3.56	70,849	2,578	4.86
Borrowed money and junior subordinated debentures	51,906	2,676	6.77	62,539	4,017	8.47
Total interest-bearing liabilities	1,775,877	24,987	1.86%	1,715,766	40,720	3.16%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	254,867			255,605
Other liabilities	21,759			21,924
Total noninterest-bearing liabilities	276,626			277,529
Shareholders’ equity	112,011			113,140
Total liabilities and shareholders’ equity	$2,164,514			$2,106,435

Net interest income before provision for credit Losses		$61,138			$50,474
Interest rate spread			3.74%			2.92%
Net interest margin			3.99%			3.37%
Ratio of average interest-earning assets to average interest-bearing liabilities			115.58%			116.70%

Volume and Rate Analysis of Net Interest Income

The following table presents the extent to which changes in volume and interest rates of interest-earning assets and interest-bearing liabilities affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior period rate), (ii) changes attributable to changes in rates (changes in rates multiplied by prior period volume) and (iii) changes attributable to a combination of changes in rate and volume (change in rates multiplied by the changes in volume). Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Nine Months Ended September 30,
	2008 vs. 2007
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$6,237	$(1,111)	$5,126
Construction and development loans	8,807	(4,006)	4,801
Originated SBA loans	633	(1,514)	(881)
Multifamily loans	(315)	(67)	(382)
Commercial loans	3,152	(996)	2,156
Consumer and other loans	233	(74)	159
Wholesale assets:
Residential loans	(5,792)	(40)	(5,832)
Purchased SBA loans and securities	(1,946)	(2,865)	(4,811)
Mortgage-backed securities	(4,158)	(152)	(4,310)
Interest-earning deposits	(131)	(349)	(480)
FHLBank stock	(123)	(492)	(615)
Total interest-earning assets	6,597	(11,666)	(5,069)

Interest-bearing liabilities:
Passbook accounts	1	(1)	-
Money market and NOW accounts	(571)	(12,456)	(13,027)
Certificates of deposit	22	(67)	(45)
FHLBank borrowings	3,035	(3,901)	(866)
Repurchase agreements	263	(717)	(454)
Borrowed money and junior subordinated debentures	(615)	(726)	(1,341)
Total interest-bearing liabilities	2,135	(17,868)	(15,733)
Change in net interest income before provision for credit losses	$4,462	$6,202	$10,664

Net interest income before provision for credit losses increased $10.7 million, or 21%, to $61.1 million for the nine months ended September 30, 2008, versus $50.5 million for the nine months ended September 30, 2007. Net interest margin increased 62 basis points to 3.99% for the nine months ended September 30, 2008 from 3.37% for the nine months ended September 30, 2007. The increase in net interest income before provision for credit losses was attributable to the mix of interest-earning assets and interest-bearing liabilities and an overall decline in average interest-bearing liabilities.

For the nine months ended September 30, 2008, community bank loans averaged $870 million compared to $503 million for the nine months ended September 30, 2007. This $366 million, or 73%, increase in average community bank loans is due to the continued successful performance of our regional banking teams’ loan production efforts. The yield on community bank loans declined by 184 basis points to 6.52% for the first nine months of 2008, versus 8.36% for the first nine months of 2007. The decline in yield is directly related to the actions of the Federal Open Market Committee, which resulted in a decline in the prime rate of interest between the periods. Interest income from community bank loans increased by $11 million to $42 million for the first nine months of 2008, compared to $31 million for the first nine months of 2007.

Wholesale assets declined an average of $309 million to $1.13 billion for the first nine months of 2008, as compared to $1.44 billion for the first nine months of 2007. The yield on wholesale assets declined 32 basis points to 4.99% for the nine months ended September 30, 2008 as compared to 5.31% for the nine months ended September 30, 2007. As a result of these declines, total wholesale interest income declined by $15 million to $42 million for nine months ended September 30, 2008, as compared to $57 million for the nine months ended September 30, 2007. The yield on SBA purchased loans declined to 3.27% for the nine months ended September 30, 2008, compared to 5.33% for the nine months ended September 30, 2007 due to a combination of the 275 basis point reduction in the prime rate and premium amortization. Premium amortization due to repayments of principal and repayment of SBA purchased loans and securities was $2.5 million for the first nine months of 2008, compared to $3.4 million for the first nine months of 2007. Yields on mortgage-backed securities were fairly stable and declined by a modest three basis points between the periods to 5.27% for the nine months of 2008, compared to 5.30% for the first nine months of 2007. The average balance of securities declined $105 million due to repayments. Prospectively, we anticipate continued repayments of wholesale assets.

The Company’s net interest income before provision for credit losses between the nine months ended September 30, 2008 and 2007 was favorably impacted by the decline in the rates paid on our average interest-bearing liabilities. Average interest-bearing liabilities increased $60 million between the periods to $1.78 billion for the 2008 period, primarily as a result of the increase in interest earning assets. The cost of the Company’s liabilities declined by 130 basis points to 1.86% for the nine months ended September 30, 2008 compared to 3.16% for the nine months ended September 30, 2007. The decrease in the cost occurred because of the actions discussed above in Comparison of Results of Operations for the quarter ended September 30, 2008 and 2007.

Provision for Credit Losses. The provision for credit losses was $6.2 million for the nine months ended September 30, 2008, compared to $1.3 million for the nine months ended September 30, 2007. The provision for credit losses for the first nine months of 2008 is principally related to: (i) the growth of approximately $349 million of community bank loans since December 31, 2007, (ii) five loans that are impaired and required a total provision for credit losses of $1.9 million, and (iii) approximately $850,000 related to other loans that demonstrated signs of weakness for which the loan grade was reduced. The provision for credit losses for the first nine months of 2007, was the result of the growth of nearly $206 million of community bank loans offset by pay downs of residential mortgage loans and improvements in the underlying evaluation of loan grades for certain commercial loans in the period. For a discussion of the Company’s allowance for credit losses methodology see “Significant Accounting Estimates – Allowance for Credit Losses,” and, as it relates to nonperforming assets, see “Asset Quality.”

Noninterest Income. An analysis of the components of noninterest income is presented in the table below:

	Nine Months Ended September 30,
	2008	2007	Dollar Change	Percent Change
	(Dollars in thousands)
Noninterest income:
Custodial, administrative and escrow services	$7,687	$6,180	$1,507	24%
Loan administration	3,833	4,904	(1,071)	-22%
Gain on sale of loans held for sale	742	2,032	(1,290)	-63%
Gain on sale of available for sale investment securities	-	98	(98)	-100%
Write-down on other-than-temporary impairment of securities	(4,110)	-	(4,110)	NM
Other income	2,369	3,113	(744)	-24%
Total noninterest income	$10,521	$16,327	$(5,806)	-36%

Custodial, Administrative and Escrow Services. Service fees increased $1.5 million, or 24%, to $7.7 million for the nine months ended September 30, 2008, as compared to $6.2 million for the nine months ended September 30, 2007. The increase is due to continued growth generated by Sterling and the trend in revenue is consistent with the discussion above under “Comparison of Results of Operations for the Quarters Ended September 30, 2008 and 2007 – Custodial, Administrative and Escrow Services.”

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $1.1 million, or 22%, to $3.8 million for the nine months ended September 30, 2008, as compared to $4.9 million for the nine months ended September 30, 2007. This decrease is consistent with the decline in our mortgage loan servicing portfolio. This portfolio decreased to an average balance of $993 million for the nine months ended September 30, 2008, as compared to an average balance of $1.21 billion for the nine months ended September 30, 2007. Our average service fee rate (including all ancillary income) of 0.48% for the first nine months of 2008 was two basis points lower than the 0.50% rate for the first nine months of 2007. The Company anticipates loan administration fees will continue to decrease as its servicing portfolio decreases through normal amortization and prepayments.

Gain on Sale of Loans Held for Sale. Gain on sale of loans was $742,000 for the nine months ended September 30, 2008, as compared to $2.1 million for the nine months ended September 30, 2007. During the first nine months of 2008, the Company sold $21.1 million of originated loans from our SBA division, which accounted for all of the gain on sale for the period. The loans included loans we elected to sell to manage industry concentrations. During the first nine months of 2007, the Company sold $29.5 million of originated loans from our SBA division, which resulted in substantially all the gain on sale realized in the period.   We also sold $23 million of wholesale residential loans and realized a gain of $7,000. Gains on sale of loans can fluctuate significantly from period to period based on a variety of factors, such as the current interest rate environment, the supply and mix of loans available in the market, the particular loan portfolios we elect to sell and market conditions.

Gain on Sale of Available for Sale Investment Securities Gain on sale of available for sale securities was $98,000 during the first nine months of 2007. We sold $25.5 million of mortgage backed securities from our available for sale securities portfolio, principally to assist in the de-leveraging of the balance sheet. There were no sales of securities during the first nine months of 2008.

Write-down on Other-than-temporary Impairment of Securities  Please refer to the discussion relating to the write-down on other-than-temporary impairment of securities at “Comparison of Results of Operations for the Quarters Ended September 30, 2008 and September 30, 2007.”

Other Income. Other income for the nine months ended September 30, 2008 was $2.4 million, or $744,000 less than for the nine months ended September 30, 2007. The decline was the result of lower prepayment penalties and other loan fees not recognized as part of yield on loans, which declined $697,000 between the periods. Other income for the first nine months of 2008 principally includes income earned on bank-owned life insurance of $719,000, prepayment penalties on loans and other loan fees not recognized as part of yield on loans of $262,000, rental income of $311,000 on a property owned by a non-core subsidiary, dividends from cost-method investments of $540,000 and other miscellaneous items. This compares to the first nine months of 2007 when other income included income earned on bank-owned life insurance of $698,000, dividends from cost-method investments of $405,000, prepayment penalties and other loan fees not recognized as part of yield on loans of $959,000, and rental income of $311,000 on a property owned by a non-core subsidiary and other miscellaneous items.

Noninterest Expense. Noninterest expense decreased $706,000, or 1%, to $55.6 million for the nine months ended September 30, 2008, as compared to $56.3 million for the nine months ended September 30, 2007. The following table details the major components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,
	2008	2007	Dollar Change	Percentage Change
Noninterest expense:	(Dollars in thousands)
Compensation and employee benefits	$23,632	$19,987	$3,645	18%
Subaccounting fees	14,066	17,659	(3,593)	-20%
Amortization of mortgage servicing rights	1,872	2,803	(931)	-33%
Occupancy and equipment	2,425	2,170	255	12%
Postage and communication	1,087	911	176	19%
Professional fees	2,332	1,872	460	25%
Mortgage servicing rights subservicing fees	1,288	1,486	(198)	-13%
Redemption of junior subordinated debentures	-	1,487	(1,487)	-100
Other general and administrative	8,894	7,927	967	12%
Total noninterest expense	$55,596	$56,302	$(706)	-1%

Compensation and employee benefits expense increased $3.6 million, or 18%, to $23.6 million for the nine months ended September 30, 2008, as compared to $20 million for the nine months ended September 30, 2007. This increase is due to costs for employees, including regional banking teams and additions to the credit administration team added at the Bank to continue the implementation of our community banking strategy. Included in compensation and employee benefits were costs of $861,000 and $727,000 for the Company’s stock-based compensation plans for the nine months ended September 30, 2008 and 2007, respectively. The increase in stock-based compensation expense is consistent with the hiring of new employees to execute our business strategy.

Subaccounting fees, which represent fees paid to third parties to service depository accounts on our behalf, are incurred at the Bank in respect of custodial and institutional deposits. Such fees declined $3.6 million, or 20%, to $14.1 million for the nine months ended September 30, 2008, compared to $17.7 million for the nine months ended September 30, 2007. This decrease was due to the decrease in the interest rate upon which such fees are based. The average balance of deposits subject to subaccounting fees was relatively unchanged at $1.13 billion. Generally, subaccounting fees are tied to the Federal Open Market Committee target rate for overnight deposits. The average target rate for the nine months of 2008 was 2.43%, compared to 5.23% for the nine months of 2007.

Amortization of mortgage servicing rights decreased $931,000, or 33%, to $1.9 million for the nine months ended September 30, 2008, as compared to $2.8 million for the nine months ended September 30, 2007. Amortization of mortgage servicing rights fluctuates based on the size of our mortgage servicing portfolio and the prepayment rates experienced with respect to the underlying mortgage loans within the portfolio. The average balance in our mortgage servicing rights portfolio decreased to $993 million at September 30, 2008, as compared to $1.21 billion at September 30, 2007. Annualized prepayment speeds on our servicing portfolio were 17.0% for the nine months ended September 30, 2008, as compared to 20.3% for the nine months ended September 30, 2007.

Occupancy and equipment expense increased $255,000, or 12%, to $2.4 million for the nine months ended September 30, 2008, as compared to $2.2 million for the nine months ended September 30, 2007. Occupancy and equipment expense is shown net of the amortization of the deferred gain resulting from the sale-leaseback of our headquarters building in September 2006, which is being amortized into income over the 10-year term of the lease. The amount of deferred gain realized was $877,000 and $847,000 for the nine months ended September 30, 2008 and 2007, respectively. The increase in occupancy between the periods is associated with the Loveland branch which opened in December 2007, the Fort Collins branch which opened in February 2008 and software expense associated with the April 2007 implementation of our new core processor.

Redemption of junior subordinated debentures represents the cost to redeem trust preferred debt and securities. The Company redeemed three of its outstanding trust preferred debt issuances, Trust I, III and V during the first nine months of 2007 which totaled $25 million.  The Company incurred a charge of $1.5 million that represented unamortized issuance costs and a redemption premium.  There were no redemptions of trust preferred debt during 2008.

The remainder of noninterest expense, which includes postage and communication expense, professional fees, mortgage servicing rights subservicing fees, and other general and administrative expenses increased $1.4 million, or 12%, to $13.6 million for the for the nine months ended September 30, 2008, as compared to $12.2 million for the nine months ended September 30, 2007. The largest cause of the increase in such expenses was change in fair value of our wholesale residential portfolio. For the nine months ended September 30, 2008, we incurred a lower of cost or fair value charge on our residential portfolio of $1.2 million compared to lower of cost or fair value charge of $687,000 in the first nine months of 2007. The continuing decline in value of the portfolio was due to general economic conditions impacting the financial services industry in general and not due to a significant change in delinquency, payment history, or other factors that would be directly attributable to our portfolio.

Income Taxes. The provision for income taxes for the nine months ended September 30, 2008 was $2.0 million, or 19.8% of pre-tax income, compared to $2.1 million, or 22.4% of pre-tax income for the nine months ended September 30, 2007. The primary cause of the decline in the effective tax rate was the previously discussed other-than-temporary impairment of investment securities, which resulted in an applicable tax benefit of $1.6 million. Income before income taxes was $9.9 million for the nine months ended September 30, 2008, compared to $9.2 million for the nine months ended September 30, 2007. Our tax rate differs from enacted tax rates for the year to date periods of 2008 and 2007 principally due to the resolution of uncertain tax positions, utilization of New Markets Tax Credits and bank-owned life insurance. During the third quarter of 2008, two previous uncertain tax positions were resolved with the lapse of the statute of limitations related to the 2004 tax return years. As a result, the Company realized a reduction in its income tax expense of $694,000.  In the year earlier period, the Company resolved one uncertain tax position related to the 2003 tax return year as a result of the lapse of the statute of limitations, and the Company realized a reduction in its income tax expense of $470,000. New Markets Tax Credits were $889,000 and $838,000 for the nine months ended September 30, 2008 and 2007, respectively. New Markets Tax Credits continue through 2012.

Balance Sheet

Total assets increased $145 million, or 7%, to $2.24 billion at September 30, 2008 from $2.10 billion at December 31, 2007. Community bank loans increased by $349 million to $1.06 billion at September 30, 2008, compared to $706 million at December 31, 2007. The Company’s loan growth was higher than planned for the first nine months of 2008, yet the Company maintained stable asset quality overall and in particular in the community bank portfolio. The growth of community bank loans was partially offset by reductions in wholesale assets. Wholesale loans declined $115 million, to $444 million at September 30, 2008, compared to $559.0 million at December 31, 2007. This decline came from repayments and approximately $18 million of residential loans that were securitized with FNMA in the first half of 2008. Investment securities declined by $86 million in 2008, to $576 million at September 30, 2008, compared to $662 million at December 31, 2007. This decline was the result of repayments, temporary impairments on certain available for sale securities, and other-than-temporary impairments on two held to maturity securities, as discussed below, and partially offset by approximately $18 million of securities we created from residential loans and modest purchases of CRA eligible securities.

Total liabilities increased by $158 million to $2.14 billion at September 30, 2008 from $1.98 billion at December 31, 2007. The change in liabilities, which is consistent with the increase in assets, was principally the result of increases in deposits, including custodial escrow balances of $198 million partially offset by a $40 million reduction in FHLBank borrowings.

Investment Securities

See Note 3 to the consolidated financial statements in this report for detailed information related to the Company’s investment securities portfolio.

At September 30, 2008, the Company’s mortgage-backed investment security portfolio had an amortized cost of $556 million and consisted of four classes of securities: agency securities, prime collateralized mortgage obligations (CMO), Alt-A CMOs, and CMOs collateralized by payment option adjustable rate mortgages. The Company’s available for sale mortgage-backed investment security portfolio was comprised of instruments with an estimated fair value of $63 million, and the held to maturity portfolio was comprised of securities with an amortized cost of $458 million, both as shown in the table below:

	Based on lowest rating assigned by credit rating agency at September 30, 2008
Available for sale	Total	Agency/AAA	AA	A	BBB	<BBB
	(Dollars in thousands)
Agency mortgage-pass through	$16,687	$16,687	-	-	-	-
CMO - Prime	24,408	24,408	-	-	-	-
CMO - Alt - A	5,191	5,191	-	-	-	-
CMO - Option Arm	16,658	-	-	$8,658	$1,146	$6,854
	$62,944	$46,286	-	$8,658	$1,146	$6,854

	Based on lowest rating assigned by credit rating agency at September 30, 2008
Held to maturity	Total	Agency/AAA	AA	A	BBB	<BBB
	(Dollars in thousands)
Agency mortgage-pass through	$18,094	$18,094	-	-	-	-
Mortgage pass through	4,032	-	-	$4,032	-	-
CMO - Prime	371,924	252,027	$58,031	25,348	$31,212	$5,305
CMO - Alt - A	64,300	49,086	15,215	-	-	-
	$458,350	$319,207	$73,246	$29,380	$31,212	$5,305

The available for sale portfolio is comprised of the securities shown above and includes five securities with an estimated fair value of $16.7 million, and an amortized cost of $47 million that represent all of the CMOs collateralized by payment option adjustable rate mortgages. Of these securities, two have received a downgrade from one or more of the rating agencies to below investment grade based on the lowest rating assigned to the security at September 30, 2008. The securities that have been downgraded, are the same securities that comprise the overwhelming majority of the decline in fair value of the available for sale securities. At September 30, 2008, the fair value of the available for sale securities was $21.4 million less than the cost, net of tax. This loss is an unrealized loss recognized in other comprehensive income. Based on management’s review of analyses performed by independent third parties and consideration of other information, we believe the decline in fair value represents a temporary impairment due to current economic conditions.

The held to maturity portfolio is comprised of the securities shown above and 88% of this portfolio continues to be rated AA or higher.  The two securities that comprise the $5.3 million of amortized cost with a lowest rating assigned of below investment grade at September 30, 2008 were the securities that were determined to be other-than-temporarily impaired at September 30, 2008.  Based on internal analyses and analyses performed by independent third parties, we believe the decline in fair value on the remaining securities is a temporary impairment due to market conditions.

In the event securities demonstrate additional deterioration through an increase in defaults or loss severity that indicate the Company will not recover its anticipated cash flows, or if the duration of relatively insignificant impairments in these securities does not reverse, the Company will incur other-than-temporary impairments which may result in material charges to earnings in future periods.

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

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in thousands)
Community Bank loans:
Commercial real estate	$460,864	$287,294	$238,451
Construction and development	364,859	272,736	226,142
Commercial and industrial	130,615	88,175	79,861
Multifamily	50,176	48,613	54,609
SBA originated, guaranteed portions	4,261	5,602	5,221
Consumer	44,445	3,825	3,779
Total Community Bank loans	1,055,220	706,245	608,063

Wholesale loans:
Residential	351,378	442,890	468,698
SBA purchased, guaranteed portions	92,225	116,084	133,802
Total loans	$1,498,823	$1,265,219	$1,210,563

At September 30, 2008, total community bank loans increased to $1.055 billion as compared to $706 million at December 31, 2007 and $608 million at September 30, 2007. Commercial real estate loans increased to $461 million, which represents an increase of $174 million since year-end 2007. Commercial loans increased $42 million in 2008 to $131 million and are now 12% of our community bank portfolio. The commercial loan portfolio growth is diversified in several industries and includes cash flow loans, equipment, borrowing base and other commercial credits. The Company continued to expand its national footprint through its SBA division with both SBA 504 and 7a lending activities. Our entry into the mountain communities of Aspen and the Roaring Fork Valley also contributed to the growth. In addition, management is making a continuing effort to diversify the portfolio into less riskier components, including owner-occupied commercial real estate.

The following table presents the details of the construction and development (“C&D”) portfolio for the periods indicated:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Construction type breakdown:
Construction - 1-4 family	$76,111	$47,045
Construction - commercial	92,189	70,065
Construction - multifamily	52,297	34,820
Construction - 1-4 (consumer)	21,930	10,126
Total construction	242,527	162,056

Land type breakdown:
Land development	101,403	107,900
Undeveloped land	19,791	2,260
Undeveloped land (consumer)	1,138	520
Total development	122,332	110,680
Total construction and development	$364,859	$272,736

In the nine months of 2008, the C&D portfolio grew $92 million to $365 million and represented 24.3% of our entire loan portfolio and 34.6% of our community bank portfolio. At year end 2007 the C&D portfolio comprised 38.6% of the community bank portfolio. Within the construction portfolio the loan breakdown is approximately 40% single family, 38% commercial, and 22% multifamily. The majority of the land development loans are for land that is under development and is generally intended to either be sold to contractors or end users as lot loans for commencement of construction.

The Bank has no exposure to production builders and no warehouse lines to single-family mortgage lenders. The Bank’s construction portfolio is located throughout Colorado, including several resort markets, (e.g., Aspen, Steamboat Springs, and Breckenridge.) Our land and construction lending is to well-qualified borrowers, the vast majority of which include personal guarantees, and have loan to value averages of approximately 75%. At September 30, 2008, the construction speculative to pre-sold ratio was approximately 59% to 41%.

As of September 30, 2008, we have defined nine geographic regions for our C&D portfolio: eight in Colorado and one region for loans outside Colorado. Within Colorado, four of the defined geographic regions account for $269 million, or 74%, of the C&D portfolio, as shown in the table below.

	September 30, 2008		December 31, 2007
	Outstanding	Percent	Outstanding	Percent
Area	(Dollars in thousands)
Denver Metro	$146,632	40.2%	$110,373	40.5%
Northeastern Colorado - Fort Collins	45,342	12.4%	44,689	16.4%
Mountain communities - Aspen, Roaring Fork Valley	51,278	14.1%	33,573	12.3%
North Central Colorado - Steamboat Springs	25,508	7.0%	27,219	10.0%
Other Colorado areas	62,599	17.1%	22,009	8.1%
Outside Colorado	33,500	9.2%	34,873	12.7%
Total	$364,859	100.0%	$272,736	100.0%

The C&D loans located outside of Colorado include $4.2 million originated from our SBA division located in Texas. The remaining C&D loans located outside Colorado include two loans that totaled $14.0 million located in Arizona, and one loan for $2.9 million located in California. There were no C&D loans located in Florida or Nevada.

SBA originated loans consist of the following and are included in the community bank loan totals above:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Commercial real estate	$106,405	$77,882
Commercial	3,661	4,485
Construction and development	16,974	17,014
Total	$127,040	$99,381

The Bank’s SBA division is a participant in the national preferred lenders program (“PLP”) of the United States Small Business Administration. At September 30, 2008, SBA originated loans consist of $44.8 million of SBA 504 loans, $4.3 million of guaranteed portions of SBA 7a loans, $19.5 million of unguaranteed portions of SBA 7a loans, $17.0 million of construction loans and $41.4 million of conventional commercial real estate loans. These loans are included in the totals discussed above. Generally, SBA department construction loans will become a SBA 504 loan upon completion of construction.

Asset Quality

As part of our asset quality function, we monitor nonperforming assets on a regular basis. Loans are placed on nonaccrual when full payment of principal or interest is in doubt or when they are 90 days past due as to either principal or interest. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of loan agreements. These loans are placed under close supervision with consideration given to placing the loan on nonaccrual status, increasing the allowance for credit losses and (if appropriate) partial or full charge-off. Nonaccrual loans are further classified as impaired when the underlying collateral and other originally identified sources of repayment are considered insufficient to cover principal and interest and management concludes it is probable that we will not fully collect all principal and interest according to contractual terms. After a loan is placed on nonaccrual status, any interest previously accrued but not yet collected is reversed against current income. If interest payments are received on nonaccrual loans, these payments are applied to principal and not taken into income. We do not place loans back on accrual status unless back interest and principal payments are made. For certain government-sponsored loans, such as FHA-insured and VA-guaranteed loans, we continue to accrue interest when the loan is past due 90 or more days, if and to the extent that the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $8.3 million, $5.4 million and $6.6 million at September 30, 2008, December 31, 2007, and September 30, 2007, respectively. Substantially all of these loans were originated by our subsidiary Matrix Financial prior to February 2003. GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. These guaranteed accruing loans are not included in the table of nonperforming loans nor in the discussion of delinquent loans below.

The following table sets forth our nonperforming assets as of the dates indicated:

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in thousands)
Residential	$8,211	$7,873	$8,993
SBA purchased, guaranteed portions	728	893	–
Commercial real estate	885	1,152	1,264
Construction and development	4,713	–	–
Commercial	146	–	127
Multifamily	337	–	–
SBA originated, guaranteed portions	88	557	1,172
Total nonperforming loans	15,108	10,475	11,556
REO	2,693	3,109	3,720
Total	$17,801	$13,584	$15,276

At September 30, 2008, total nonperforming loans were $15.1 million, compared to $10.5 million at December 31, 2007 and $11.6 million at September 30, 2007. Management analyzes and reviews nonperforming loans by loan type. Residential nonperforming loans represent legacy wholesale assets. The balance of nonperforming residential loans increased $338,000 at September 30, 2008, compared to December 31, 2007, and declined $782,000 versus September 30, 2007. Overall, nonperforming residential loans totaled $8.2 million, $7.9 million, and $9 million, at September 30, 2008, December 31, 2007, and September 30, 2007, respectively. This represents 2.34%, 1.78%, and 1.92% of the residential portfolio for those respective periods. The increase in nonperforming residential loans as a percentage of the residential portfolio is due to continued repayments of the remaining performing portion of the portfolio. Residential loans 60 days past due at September 30, 2008 were $2.6 million, compared to $3.5 million at December 31, 2007. The Company’s level of nonperforming residential loans is generally consistent with the national marketplace based on information published by the Mortgage Bankers Association. The Company’s wholesale residential portfolio is geographically dispersed. The Company owns loans in 48 states, and concentrations of greater than 5% exist in California (37%), Illinois (7%), Georgia (7%), Florida (5%) and Texas (5%). Of the $131 million of loans located in California, 48% were sold to the Company with recourse back to the seller. If any such loan were to become nonperforming, the Company has the ability to require the seller to perform on its recourse obligation. The average loan size of the wholesale residential loan portfolio is approximately $138,000 and consists of loans that on average are approximately 7.1 years seasoned, were rigorously underwritten at the time of acquisition, and bore average FICO scores over 700 with reasonable loan-to-value and debt-to-income ratios. We believe the risk of loss associated with this portfolio is considerably lower than losses associated with other types of lending, which is evidenced by our historical loss experience from the residential portfolio. We expect future levels of nonperforming loans in the residential portfolio to be generally consistent within the national and regional economic markets in which the loans are located.

Nonperforming community bank loans totaled $6.2 million, $1.7 million, and $2.6 million at September 30, 2008,   December 31, 2007, and September 30, 2007, respectively. Nonperforming community bank loans increased in 2008 due primarily to two construction loans that have been placed on nonaccrual. In total, nonperforming community bank loans represent 58 basis points of the community bank portfolio at September 30, 2008, compared to 24 basis points and 42 basis points at December 31, 2007 and September 30, 2007, respectively.

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

The following table sets forth information regarding changes in our allowance for credit losses for the periods indicated. The table includes the allowance for both wholesale and community bank loans:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$13,665	$9,217	$10,438	$8,762
Charge-offs:
Residential	(292)	(167)	(614)	(443)
Commercial real estate	(14)	(26)	(80)	(26)
Commercial	–	(45)	–	(45)
Construction	–	–	–	(222)
Consumer and other	–	–	(2)	(17)
Total charge-offs	(306)	(238)	(696)	(753)

Recoveries:
Residential	1	1	2	4
Commercial real estate	–	9	–	16
Commercial and industrial	–	5	–	38
Construction	–	175	–	177
Total recoveries	1	190	2	235
Net charge-offs	(305)	(48)	(694)	(518)
Provision for credit losses	2,567	352	6,183	1,277
Balance, end of period	$15,927	$9,521	$15,927	$9,521

Net residential loan charge-offs were $291,000 and $166,000, for the quarters ended September 30, 2008 and 2007, respectively. On an annualized basis, this represents losses of 31 basis points and 13 basis points for those same periods, respectively.

The table below provides a breakout of the allowance for credit losses by loan type:

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in thousands)
Residential	$1,916	$1,869	$2,138
Guaranteed SBA purchased premium	45	56	65
Commercial real estate	4,862	2,944	2,716
Construction and development	5,956	2,978	2,133
Commercial and industrial	1,459	1,030	938
Multifamily	689	822	947
Consumer	200	39	34
Unallocated	800	700	550
Total allowance	$15,927	$10,438	$9,521

The following table presents a summary of significant asset quality ratios for the period indicated:

	September 30,	December 31,	September 30,
	2008	2007	2007
Total nonperforming residential loans to total residential loans	2.34%	1.78%	1.92%

Total nonperforming community bank loans to total community bank loans	0.58%	0.24%	0.42%

Total residential allowance to nonperforming residential loans	23.33%	23.74%	23.77%

Total community bank allowance to nonperforming community bank loans	226.39%	498.13%	285.52%

Total residential allowance to residential loans	0.55%	0.42%	0.46%

Total community bank allowance to community bank loans	1.32%	1.21%	1.20%

Total allowance for credit losses to total loans	1.06%	0.82%	0.79%

Total allowance for credit losses to total nonperforming loans	105.42%	99.65%	82.39%

Total nonaccrual loans and REO to total assets	0.79%	0.65%	0.74%

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

The allowance for credit losses allocated to community bank loans to nonperforming community bank loans was 226%, 498%, and 286%, at September 30, 2008, December 31, 2007, and September 30, 2007, respectively. The allowance for credit losses allocated to residential loans to nonperforming residential loans was 23%, 24%, and 24%, at September 30, 2008, December 31, 2007, and September 30, 2007, respectively. The allowance to nonperforming residential loans is reflectiveof  the Company’s loss history on residential loans, which indicates to us the allowance level is adequate.

The total allowance increased to 1.06% at September 30, 2008, compared to .82% at December 31, 2007 and .79% at September 30, 2007. The overall increase in the allowance is related to the overall increase in the community bank portfolio, certain loan grading changes and allowance related to impairments. The total allowance for residential loans is .55% at September 30, 2008, compared to .42% at December 31, 2007 and .46% at September 30, 2007.

The increase in the allowance for credit losses is related primarily to the balance sheet transformation and is reflective of the higher allowance attributable to community bank loans in general as compared to residential loans. The allowance for community bank loans is 1.32% at September 30, 2008, 1.21% at December 31, 2007, and 1.20% at September 30, 2007. The level of the allowance at September 30, 2008 relative to December 31, 2007 is reflective of two loans that are impaired with an associated allowance of $1.6 million. The increase in the percentage of the community bank allowance at September 30, 2008, compared to September 30, 2007 was generally due to the impairments, and a few larger loans that were reduced in loan grade by our credit administration team to reflect current conditions of those loans.

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

The following table sets forth the balances for each major category of the Company’s deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

	September 30, 2008		December 31, 2007		September 30, 2007
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Noninterest-bearing deposits	$200,887	0.00%	$226,259	0.00%	$190,427	0.00%
Savings accounts	179	0.81	148	1.26	166	1.27
Money market and NOW accounts	1,249,355	0.91	1,129,091	2.15	1,097,396	2.30
Certificate accounts	116,713	3.97	29,983	4.27	29,312	4.24
Total deposits	$1,567,134	1.02%	$1,385,481	1.84%	$1,317,301	2.01%

Total deposits increased $181.7 million between September 30, 2008 and December 31, 2007. Approximately $92.9 million of this growth is from our community banking offices. This growth includes $45.3 million of certificate accounts generated from a third quarter of 2008 marketing campaign, an increase of $4.0 million from growth of money market and NOW accounts, and $13.7 million obtained through the certificate accounts offered through the Certificate of Deposit Account Registry Service® (CDARS) program. The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members.  Depositor’s funds are broken into amounts below FDIC insurance limits and placed with other banks that are member of the CDARS network. Each member bank issues certificate accounts in denominations below $100,000, resulting in full FDIC insurance for the entire deposit.  For regulatory reporting purposes, CDARS are considered brokered deposits. However, for financial reporting purposes, as these deposits were generated by local customers through our banking offices we consider these part of our community banking deposits.

The following table sets forth the balances for categories of deposits and custodial escrow balances of the Company by source for the periods indicated:

	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollars in thousands)
Community bank deposits	$182,198	$89,338	$77,804
Brokered deposits	35,000	13,025	13,354
Sterling Trust Company	371,861	404,615	395,616
Matrix Financial Services Corp.	22,403	18,256	29,318
Matrix Financial Solutions, Inc.	216,656	236,436	207,662
Legent Clearing, LLC	185,076	163,527	158,600
Deposit concentrations	529,206	478,575	469,320
Other wholesale deposits	75,430	15,881	21,000
Deposits and custodial escrow balances	$1,617,830	$1,419,653	$1,372,674

Community bank deposits represent deposits attracted by our regional banking teams as discussed above. We issued $35 million of brokered deposits in the third quarter of 2008 in order to increase our overall liquidity position.  The deposits have maturities of nine months to one year. Sterling and Matrix Financial are our wholly owned subsidiaries. The decline in balance at Sterling is related to an account for one life settlement agent for special asset acquisitions and administration with a balance of $53.3 million and $103.8 million at September 30, 2008 and December 31, 2007, respectively. Management elected to restructure this relationship and terminate certain elements of business with respect to this large life settlement agent account. The restructured relationship will now allow the Company to pursue business in the same industry on a non-exclusive basis. During the nine months of 2008, approximately $51 million of these deposits were withdrawn. Through Sterling’s successful marketing efforts, growth in new accounts and the increase in uninvested cash in existing accounts offset $18 million of the withdrawn deposits. The increase at Matrix Financial at September 30, 2008, compared with year end 2007 is a seasonal fluctuation because many jurisdictions require tax payments in the fourth quarter of the year, which reduces escrow balances near year end. Prospectively, we expect this balance to decline consistent with the declining mortgage servicing business and our decision to reduce that activity. Matrix Financial Solutions, Inc. (“MFSI”) are deposits that represent customer assets under administration by MFSI. The Company owns an approximate 7% interest in MFSI. The balance of these deposits has declined approximately $10 million since December 31, 2007 due to timing of cash flows. Legent Clearing, LLC are deposits that represent institutional deposits received through Legent Clearing, LLC. The Bank acquired these deposits initially in the third quarter of 2006. Deposit concentrations are deposits that represent deposit funds from three, three and five institutional relationships maintained by the Bank as of September 30, 2008, December 31, 2007, and September 30, 2007, respectively. Included in deposit concentrations is one institutional relationship with balances of $507.2 million, $455.9 million and $458.8 million at September 30, 2008, December 31, 2007, and September 30, 2007, respectively. See further discussion of deposit concentrations in our Form 10-K for December 31, 2007, Item 1A. “Risk Factors – Risk Related to Our Business” and Note 7 – “Deposits” to our consolidated financial statements included in this report.

Bank Liquidity. Liquidity management is monitored by an Asset Liability Management Committee (“ALCO”), consisting of members of management and the board of directors of the Bank, which reviews historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

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

The Bank has an internal policy that requires certain liquidity ratios to be met. That current policy requires that we maintain a set amount of liquidity on the Bank’s balance sheet at all times and that we have off balance sheet liquidity readily available to the Bank to meet the day-to-day liquidity requirements of the Bank and its customers. The Bank is a member of the FHLBank of Topeka and has the ability to borrow up to 40% of the assets of the Bank. At September 30, 2008, the Bank had unused borrowing capacity at FHLBank of approximately $215 million.

At September 30, 2008, the Bank had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $399 million. Management anticipates that we will have sufficient funds available to meet current origination and other lending commitments.

Company Liquidity. Our main sources of liquidity at the holding company level are cash, notes receivable, dividends and tax payments from our subsidiaries, as well as a revolving line of credit maintained with a large regional correspondent bank in the total amount of $30 million. As of September 30, 2008, we had $20 million undrawn and available under this facility.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity. Historically, the Bank has made the majority of the dividend payments received by the Company. As a result of the liquidity generated through various divestitures and other activities at the Company, the Bank did not pay a dividend to the Company in the years 2004 through 2006. The Bank commenced the payment of quarterly dividends to the Company effective with the Bank’s earnings of the first quarter of 2007. Prospectively, based on capital ratios and other factors, management expects the Bank will pay dividends at the rate of approximately 33% to 40% of the Bank’s net income. If dividends and tax payments from subsidiaries are not sufficient to fund the cash requirements of the Company, the Company will utilize the credit facilities discussed above, as needed, to meet its own and the other subsidiaries’ financial obligations. The credit facilities allow the Company to issue additional trust preferred securities, which, accordingly, are contingent sources of liquidity for the Company.

The Company commenced a quarterly cash dividend program in 2007 and paid quarterly cash dividends in the amount of $.06 per share. On November 3, 2008, a cash dividend was declared for shareholders of record on December 5, 2008, payable on December 15, 2008. The ability of the Company to declare and pay a dividend prospectively will depend on a number of factors, including future earnings, dividends received from the Bank, capital requirements, financial condition and future prospects and such other factors that our Board of Directors may deem relevant. See further discussion of liquidity risk in our Form 10-K for December 31, 2007, Item 1A. "Risk Factors – Risk Related to Our Business" and Part II, "Other Information" Item 1A, "Risk Factors"included in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

See the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risks in the 2007 Form 10-K. There has been no significant change in the types of market risks faced by the Company since December 31, 2007.

At September 30, 2008, management believes the Company’s interest rate risk position is neutral with a modest asset sensitivity. This means the results of the Company’s net interest income and net income would be expected to improve modestly if interest rates increased from current levels. Management also believes that continued interest rate declines from the Federal Open Market Committee would have a negative impact on the results of operations. The continued execution of our business plan is expected to mitigate the impact of the current interest rate environment if rates remain stable or decline further.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of September 30, 2008 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and several other members of our senior management. Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting for the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, such controls.

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

Part II - Other Information

Item 1. Legal Proceedings

Legal proceedings of the Company are more fully described in Note 21 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2007. During the nine months ended September 30, 2008, there were no material changes to the information previously reported, except as disclosed in Note 16 Commitments and Contingencies – Contingencies – Legal to the consolidated financial statements included in Part I of this Form 10-Q and which are incorporated herein by reference.

Item 1A. Risk Factors

During the nine months of 2008, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company’s Form 10-K for the year ended December 31, 2007, except as follows:

Additional market concern over investment securities backed by mortgage loans could create losses in the Company’s investment portfolio. A majority of the Company’s investment portfolio is comprised of securities where mortgages are the underlying collateral. These securities include agency-guaranteed mortgage-backed securities, and nonagency mortgage-backed securities and collateralized mortgage obligations. With the recent national downturn in real estate markets and the rising mortgage delinquency and foreclosure rates, investors are increasingly concerned about these types of securities, which have negatively impacted the prices of such securities in the marketplace. Continued negative trends in the underlying mortgages could lead to material other-than-temporary impairment charges in the future. The recoverability of our mortgage-backed securities depends on the performance of the underlying loans in the related loan pools. If credit losses on those loans were to exceed the subordinated tranches designed to credit-enhance our securities, we would not receive the full stated interest due on the securities or our full principal balance, or both. The determination of other-than-temporary impairment is a significant estimate and is susceptible to change prospectively. If we were to conclude there were unrealized losses which were other than temporary — which we evaluate by considering estimates of recoverability, as well as the duration and severity of the unrealized loss — we would be required under GAAP to reduce the carrying amount of the security to fair value and record a corresponding charge to earnings, which would also reduce our regulatory capital and negatively impact the Company’s capital ratios. These negative impacts could significantly impair the Company’s ability to borrow funds under credit arrangements, as well as various material depository arrangements and relationships.

See Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2007 for a detailed discussion of additional Company “Risk Factors.”

Item 1B. Unresolved Staff Comments

On September 11, 2008, the Company received a comment letter from the Securities and Exchange Commission concerning our December 31, 2007 Form 10-K, March 31, 2008 Form 10-Q, and the June 30, 2008 Form 10-Q. The Company responded to this comment letter on September 25, 2008. The comment letter requested clarification of certain disclosures made in those documents and revisions to future filings. Such revisions have been incorporated herein in the Company’s Form 10-Q for September 30, 2008. As of the date of this Form 10-Q, the Company has not received a response from the Commission with regard to its response; accordingly, the comments remain unresolved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2006, the Company’s Board of Directors authorized the repurchase of up to 5% of the outstanding shares of the Company’s common stock. On August 2, 2007, the Company’s Board of Directors authorized an additional repurchase of 5% of the outstanding shares of the Company’s common stock. As of September 30, 2008, the Company has no further plans to repurchase additional shares of its common stock.

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

UNITED WESTERN BANCORP, INC.

Dated:	November 10, 2008	/s/ Scot T. Wetzel
Scot T. Wetzel
President and
Chief Executive Officer
(Principal Executive Officer)

Dated:	November 10, 2008	/s/ William D. Snider
William D. Snider
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 10, 2008	/s/ Benjamin C. Hirsh
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