Form 10-K
period 2008-12-31
UNITED WESTERN BANCORP INC
filed 2009-03-03
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
    Large accelerated filer  [   ]                                              Accelerated filer  [ Ö ]                                           Non-accelerated filer  [   ]                                           Smaller reporting company  [   ]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes [   ] No [ Ö ]

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price of such stock on the NASDAQ Stock Market on June 30, 2008, the close of the registrant’s most recently completed second quarter, was $72,388,000.  For purposes of this computation, all executive officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such executive officers, directors and 10% beneficial owners are affiliates.  As of March 3, 2009, 7,253,427 shares of the registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held May 22, 2009 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.  Business

The disclosures set forth in this item are qualified by Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis – Forward Looking Statements” and other cautionary statements set forth elsewhere in this report.

United Western Bancorp, Inc.

General.  United Western Bancorp, Inc., headquartered in Denver, Colorado, is a unitary thrift holding company. The words “United Western Bancorp,” “us,” “we,” or the “Company” refer to United Western Bancorp, Inc. and its wholly owned subsidiaries, unless we indicate otherwise. Through our principal subsidiary, United Western Bank we are focused on expanding our community-based banking network across Colorado’s Front Range market and selected mountain communities by strategically positioning banking offices in those locations. The Colorado Front Range area spans the eastern slope of Colorado’s Rocky Mountains, from Pueblo to Fort Collins, and includes the metropolitan Denver marketplace, as well as certain mountain communities. As of December 31, 2008, we had seven full service banking locations in the metropolitan Denver marketplace (downtown Denver, Cherry Creek, Hampden, Boulder, Loveland, Fort Collins and Longmont), and a loan production office servicing the Aspen and Roaring Fork Valley market areas. We are continuing plans to open a bank branch in Centennial in the spring of 2009. We plan to grow the United Western Bank network to an estimated ten to twelve community bank locations over the next two to four years. In addition to the community-based banking operations of United Western Bank, we also offer deposit services on a national basis to institutional customers, as well as custodial and administration services on a national basis through our wholly owned subsidiary, Sterling Trust Company.

United Western Bancorp, Inc. was incorporated in Colorado in June 1993. Until September 9, 2006, we were known as “Matrix Bancorp, Inc.” The trading symbol for our common stock on the NASDAQ Global Market is “UWBK.”

Community Bank Business Strategy

We have completed our third full year of transition from a wholesale bank to a community banking enterprise. Until December 9, 2005, the Company operated as a specialized wholesale bank with little emphasis on community banking operations. Since that time, we have implemented our new business strategy, including the development of a branch network within the Colorado Front Range and selected mountain community markets and are building a balance sheet of community bank loan and deposit products. We are developing a service-focused, business oriented community bank that serves the community in which our management team and employees work and live. Over the next several years, through the efforts of the Company’s Board of Directors, management and our employees, we expect United Western Bank to become a leading middle market community bank.

We refer to certain assets and liabilities as “wholesale” or “legacy”, by which we mean that prior to December 2005 the Company was mainly engaged in acquiring assets (e.g., residential loans, multifamily loans and other assets) primarily on an indirect basis through relationships with other institutional participants in the market place and attracting deposits from the customers of institutional market participants (e.g., trust companies or securities clearing firms). When we employ the term “community banking operations” we mean the implementation of a strategy that is designed to attract local loans and other assets, and obtain local deposits and other liabilities from individuals and businesses within our principal business areas in Colorado.  In addition, community banking operations are comprised of our SBA lending activities discussed below, which are conducted on a national basis.

In the process of converting to a community banking enterprise, we are capitalizing on portions of our existing infrastructure including our institutional deposit base and runoff from existing wholesale assets to fund our expansion into community banking. Our objective is to increase shareholder and franchise value by: (i) expanding our community banking and lending activities through the recruitment of experienced community bankers who are knowledgeable about and well-known in the Colorado Front Range and mountain community markets, (ii) the development of a branch network within such markets, and (iii) the building of a balance sheet consisting of originated loan and deposit products.

We believe the banking industry will significantly consolidate in the United States and in Colorado over the next couple of years.  While we have capitalized on an organic growth plan to date since starting our community banking business plan, we may consider the strategic acquisition of like minded banking organizations, or acquisitions of retail deposits, in our targeted markets as part of our business plan going forward.

The Subsidiaries

       Our core business operations are conducted through operating subsidiaries as described below.

United Western Bank®.  United Western Bank (“United Western Bank” or the “Bank”), wholly-owned by the Company, is a federal savings bank that originates commercial real estate, residential and commercial construction and development, multifamily, single tenant, commercial and industrial and consumer loans. Within certain of these loan types, the Bank also originates Small Business Administration loans under section 7(a) of the Small Business Act (“7(a) loans”) and section 504 of the Small Business Investment Act (“504 loans”) and loans through the utilization of New Markets Tax Credits. United Western Bank also offers personal and business depository banking, as well as treasury services.

At December 31, 2008, the Bank had total assets of $2.24 billion, deposits including custodial escrow balances of $1.77 billion, loans of $1.53 billion, and capital of $152 million. The Bank’s deposit base consists of $192 million of community bank deposits.  Additionally, the Bank’s deposit base consists of the interest-bearing NOW and money market accounts administered by Sterling Trust Company, the deposits resulting from transactions in which the Bank acts as the clearing bank for clients of a former joint venture partner, Matrix Financial Solutions, Inc., and noninterest-bearing custodial escrow deposits related to the residential mortgage loan portfolio serviced by Matrix Financial Services Corporation. These deposits, as well as other institutional deposits, comprise $1.5 billion of the total deposits at the Bank.

Sterling Trust Company.  Sterling Trust Company (“Sterling”), wholly-owned by the Company, headquartered in Waco, Texas, is a Texas, non-bank trust company specializing in the administration of self-directed individual retirement accounts, qualified business retirement plans and custodial and directed trust accounts. As of December 31, 2008, Sterling administered approximately 72,300 accounts, with assets under administration of approximately $4.8 billion. As of December 31, 2008, approximately $351 million of the $4.8 billion represented deposits held at United Western Bank.

Matrix Financial Services Corporation. Since 2004, Matrix Financial Services Corporation (“Matrix Financial Services”), a wholly owned subsidiary of the Bank, services, through a third party subservicer, acquired mortgage servicing rights on a nationwide basis through purchases in the secondary market and retention of originated mortgage servicing rights. As of December 31, 2008, Matrix Financial Services was responsible for servicing approximately 16,000 borrower accounts representing $902 million in principal balances. As a servicer of mortgage loans, Matrix Financial Services generally is required to establish custodial escrow accounts for the deposit of borrowers’ payments. These custodial accounts are maintained at the Bank. At December 31, 2008, the custodial escrow account balances related to our servicing portfolio maintained at the Bank were $14.1 million. There are no plans to expand the operations of Matrix Financial Services and Matrix Financial Services no longer acquires mortgage servicing rights from third parties, nor does it originate mortgage servicing rights.

UW Investment Services, Inc. UW Investment Services, Inc. (“UWIS”), formerly known as First Matrix Services Corp., a wholly-owned subsidiary of the Company, is registered with the Financial Industry Regulatory Authority (“FINRA”), as a fully disclosed broker-dealer, with its headquarters in Denver, Colorado. Previously, UWIS brokered the sale of fixed income securities to institutional clients and focused on the acquisition, brokering, securitization and sale of SBA loans and loan pools and interest only strips associated with the SBA loans and loan pools. SBA loans were acquired by United Western Bank through the brokerage activities of UWIS. UWIS exited the business of brokering fixed income securities after its entire Memphis, Tennessee staff was hired by another firm entering the SBA pooling and securitization business in 2006. Prospectively, UWIS will provide services that complement our overall community banking business plan, which services may include securities brokerage services and retirement account management and other services.

UWBK Fund Management, Inc. UWBK Fund Management, Inc. (“Fund Management”) was created in June 2007 and is a wholly owned subsidiary of the Company. Fund Management is the manager of and an investor in UWBK Colorado Fund, LLC. UWBK Colorado Fund, LLC (the “Fund”), also created in June 2007, was established to invest in mezzanine debt and equity equivalents of various companies in which United Western Bank is the senior credit provider. At December 31, 2008, the Company has contributed $2 million to Fund Management, of which Fund Management has invested $785,000 into the Fund.

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

Lending Activities

General.  United Western Bank’s lending activities are principally comprised of originated community bank loans in the Rocky Mountain region, national lending in conjunction with our Preferred Lender Program (“PLP”) status with the SBA and the administration of previously purchased wholesale loans.  Community bank loans principally consist of commercial real estate, residential and commercial construction and development (“C&D”), commercial and industrial (“C&I”) and consumer loans.  Commercial real estate loans are also originated by the Bank’s SBA division, which originates conventional 504 loans and 7(a) loans.  In addition, the Bank has two operating subsidiaries, Community Development Funding I, LLC and Charter Facilities Funding IV, LLC, which have originated loans under the New Markets Tax Credits program discussed below in “Community Bank Lending – Net Markets Tax Credits Lending.”  Purchased wholesale loans consist primarily of single-family residential loans, which the Company has not purchased since September 2005, and purchased guaranteed portions of SBA 7(a) loans, which it has not purchased since March 2006.

The majority of the loans and loan balances the Bank originates are variable rate and generally fluctuate with the prime rate as published in the Wall Street Journal or with LIBOR. In the current declining interest rate environment, the Bank also endeavors to price loans with a floor rate with the objective of enhancing our net interest income and margin. The Bank does make some fixed rate loans, on a selective basis, but also endeavors to structure the fixed pricing on these facilities not to exceed five to seven years.  Variations from this fixed price alternative usually are related to the government guaranteed SBA loan products and New Markets Tax Credits lending. The pricing of the Bank’s loan products is impacted by the competitive environment in which the Bank operates and as such it is the objective of United Western Bank to price all loan obligations in conjunction with cross sell opportunities and relationship deposits.

The Bank manages the risks of its community bank lending in a number of ways.  First, loan approvals are subject to approval guidelines and the dollar amount is stepped by size to Executive and Director Loan Committees and ultimately to the full board of directors of the Bank.  Business development and underwriting are separate business functions; and loan policies set exposure and concentration limits by borrower, loan and product type, in addition to geographic location of aggregate collateral and portfolio concentrations. The Bank’s loan policies and portfolio monitoring guidelines give specific direction on the underwriting of all loan types, portfolio concentrations and regulatory requirements.  See additional discussion of risk management related to lending activities at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Portfolio,” “Asset Quality” and “Allowance for Credit Losses” in this report.

Community Bank Lending

Commercial Real Estate Lending.  United Western Bank originates commercial real estate loans (“CRE”) that are generally secured by one or more of the following kinds of properties: multifamily residential property, owner and non-owner occupied commercial, retail and industrial income property, and single tenant property.  The owner occupied component of these loans also includes SBA 504 loans and 7(a) loans.  The Bank’s CRE loans are generally made at variable rates that change daily or quarterly based on changes in the prime rate or LIBOR, although some are made at fixed rates.  Terms of up to 25 years are offered primarily on SBA loans, but most loans are structured with a balloon payment at the end of approximately five years or amortize over a period of up to ten years.  In deciding whether to make a commercial real estate loan, the Bank considers, among other things, the experience and qualifications of the borrower as well as the value and anticipated cash flow of the underlying property due from its tenant mix.  Among the additional underwriting factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s free cash flow to debt service requirements), the ratio of the loan amount to the appraised value and cost, and the recourse to the overall creditworthiness of the prospective borrower and guarantor.  The Bank’s commercial real estate loans typically range in size from $100,000 to $15 million.  The Bank’s legal lending limit is approximately $28 million.  Loans greater than $15 million, are not often granted and require full Bank board of director approval.

Commercial real estate lending typically involves higher principal amounts than the other types of loans we make.  Moreover, the repayment of the loans generally is dependent, in large part, from the cash flow generated from the successful operations of the property collateralizing the loan or the business conducted on the owner occupied property collateralizing the obligation.  Secondary sources of repayment are usually the sale or refinance of the subject property with credit enhancement also required in the form of personal guarantees from the majority owners of the subject collateral.  As a result, these loans may be more susceptible and adversely affected by conditions in the real estate markets or in the economy in general.  For example, if the cash flow from a borrower’s project is reduced due to leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired.  In addition, because many commercial real estate loans have balloon payments due at maturity instead of being fully amortized over the term of a loan a borrower’s ability to repay may depend on being able either to refinance the loan or sell the underlying property.

Residential and Commercial Construction and Development Lending.  United Western Bank provides construction and development loans (“C&D”) for the development of land and vertical construction of one-to-four family, multifamily and condominium residences.  Loans are also provided for the development of land and vertical construction for retail, office, and other commercial purposes.  Underwriting guidelines for C&D facilities generally require presale or preleasing requirements in addition to personal guarantees of the project’s owners or development partners.  Land development and construction loans share many of the same risks as discussed above with commercial real estate loans with respect to sale or refinance repayment alternatives.  In addition, C&D lending also involves construction related risks because funds are advanced incrementally based on a preapproved construction budget or a percent complete calculation.  The loan is secured by the “to be completed” project, which is of uncertain value prior to its completion.  Because of the uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation of real property, it can be difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value and loan-to-cost ratios.  If the appraisal of the value of the completed project proves to be overstated, the Bank may have inadequate security for the repayment of the loan upon completion of construction of the project and may require collateral re-margin requirement to protect against a potential loss.  Accordingly, the Bank generally requires a personal guaranty on all residential and commercial construction and development lending.

Commercial and Industrial Lending.  United Western Bank makes commercial and industrial loans (“C&I”) to small and middle market businesses.  C&I borrowers tend to be privately owned operating companies and are generally service providers, distributors, and manufacturers.  The loan products offered are primarily working capital and term loans (secured with real estate facilities and equipment) and lines of credit that help customers finance trading assets including accounts receivable and inventory.  These loans are typically guaranteed by the owners of the business and subject to underwriting guidelines that include borrowing base parameters and compliance with financial covenants.  The collateral securing C&I loans may depreciate over time, may be difficult to appraise, and may fluctuate in value based on the success of the business and the volatility of the underlying cash flow.  In addition, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent upon the ability of the borrower to collect the amounts due from its customers.  Accordingly, the Bank makes commercial loans primarily based on the identified cash flow and capital adequacy of the borrower and secondarily on the underlying collateral provided by the borrower.  Commercial loans are made at variable rates that fluctuate with the prime rate.  Prospectively, the Bank anticipates making C&I loans to small to mid sized energy companies, including coal, oil, gas, and “green” oriented businesses like solar and wind power.  In addition, the Bank has set up a captive leasing division that originates third party leases as a cross sell opportunity to C&I and SBA relationship clients.

Small Business Administration Lending. The Bank’s SBA division is a participant in the national preferred lenders program (“PLP”) of the United States Small Business Administration.  With national PLP status, the Bank is able to participate in the PLP nationally, which encompasses 68 districts spanning 50 states.  The Bank originates SBA 504 loans and 7(a) loans.  Under the SBA 504 program, the Bank provides, in conjunction with a Certified Development Company (“CDC”), a conventional loan collateralized by a first lien on commercial real estate or equipment.  The SBA 504 program provides for an SBA guarantee of debentures issued for up to a maximum of 40% of the eligible project costs, which is subordinated to the primary mortgage originated by the Bank. Under the SBA's 7(a) Program, loans in excess of $150,000 and up to $2,000,000 are guaranteed 75% by the SBA. Generally, this guarantee may become invalid only if the loan does not meet the SBA underwriting, documentation, and servicing guidelines.  Loans under $150,000 are guaranteed 85% by the SBA.  SBA 7(a) loans, collateralized by real estate, have terms of up to 25 years, while loans collateralized by equipment and working capital have terms of up to ten years and seven years, respectively.  A minimum down payment of 10% is required on most 504 loans, but a larger down payment may be required when the real estate collateral consists of a special purpose or single use property, such as a motel or service station.

New Markets Tax Credits Lending.  New Markets Tax Credits (“NMTC”) are awarded under a program administered by the Community Development Financial Institutions Fund, a division of the United States Department of Treasury.  The NMTC Program permits taxpayers/investors to claim a credit against federal income taxes for each qualified equity investment (QEI) made to a designated community development entity. The investor receives a 39% tax credit over a seven year period, in the amount of 5% in years one through three, and 6% in years four through seven.  In 2004, the Bank acquired $4.914 million tax credits through a $12.6 million qualifying equity investment it made to its 99.99% owned subsidiary, Community Development Funding I, LLC (“CDF I”).  CDF I used the investment proceeds to originate loans eligible under the NMTC program through the Bank.  On December 30, 2005, the Bank invested $11.0 million in Charter Facilities Funding IV, LLC, another 99.99% owned subsidiary of the Bank (“CFF IV”) and received tax credits of $4.29 million. CFF IV used the investment proceeds to originate loans eligible under the NMTC program through the Bank.  On December 26, 2006, the Bank made an additional investment of $10 million to CFF IV, making the Bank eligible for an additional $3.9 million of tax credits. The additional investment proceeds are being used by CFF IV to make eligible NMTC loans through the Bank.  At December 31, 2008, the Bank has $29.8 million of NMTC loans outstanding.  NMTC loans are generally commercial real estate loans in designated community development areas (low-income areas or economic enterprise zones) made in accordance with the Bank’s and community development entities’ lending policies and in accordance with the rules of the New Markets Tax Credits program.  Generally these loans are fixed rate and there is a concession in the rate as compared to the remainder of the Bank’s community bank loan portfolio.  The loans also have longer terms, often 25 to 27 years, with an initial seven years of interest only payments followed by amortization to maturity.  These loans are included with commercial real estate loans in our tables and financial statements and the underlying collateral is commercial property.

Consumer Lending.  The Bank’s consumer lending portfolio is primarily focused on individual wealth management and private bank investment and lending products as opposed to blanket underwriting and funding objectives to compete with the mass retail marketplace.  The Bank offers home equity lines of credit and to a limited extent, home equity term loans, credit card, auto, and unsecured consumer loans.  Home equity lines of credit may be extended up to 90% of the appraised value of the property, less existing liens, generally at variable interest rates based on prime, the Federal Reserve Board Target Rate for overnight borrowings, or LIBOR. In addition, most consumer loans are structured with floor pricing and incorporate underwriting guidelines that include minimum credit score requirements and aggregate liquidity and debt service guidelines. The Bank uses the same underwriting standards for home equity lines of credit as it uses for residential real estate loans.  Consumer loans typically have shorter terms and lower balances with higher yields as compared to residential real estate loans, but generally carry higher risks of default.  Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus, are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

Wholesale Lending

Single-family Residence Lending.  United Western Bank owns approximately $338 million of wholesale single-family residential whole loans.  While the overwhelming majority of these loans were purchased by the Bank in the secondary market, a small portion were originated by Matrix Financial Services prior to February 2003, and approximately five percent of these loans represent loans purchased from Matrix Financial Services servicing portfolio.

Prior to our change in business strategy, the Bank regularly reviewed residential loan portfolios for prospective acquisition; however, the Bank has not purchased any such loan portfolios since September 2005.  These portfolios were typically first lien priority loans secured primarily by 1-to-4 family residential properties.  Most were adjustable rate loans.  The Bank would purchase packages of residential loans from various sellers who had either originated the loans or acquired the loans from others in bulk purchases.  The Bank would consider several factors prior to a purchase, including the product type, the current loan balance, the current interest rate environment, the seasoning of the mortgage loans, payment histories, geographic location of the underlying collateral, price, yield, the current liquidity of the Bank and the product mix in its existing residential loan portfolio.  In addition, the various sellers were evaluated for their ability to perform under the representations and warranties that would be provided to the Bank at the time of purchase.

The Bank performed due diligence on each residential loan portfolio that it desired to purchase.  These underwriting procedures consisted of analyzing all or, in some instances, a representative sample of the loans in the portfolio and were typically performed by Bank employees, but occasionally were outsourced to third party contractors.  The underwriter took into account many factors and statistics in analyzing the loans in the subject portfolio, including: the general economic conditions in the geographic area or areas in which the underlying residential properties were located; the credit score of the borrower; the loan-to-value ratios and quality of the valuations on the underlying loan collateral; the payment histories of the borrowers, as well as their income and debt to income levels.  In addition, the underwriter attempted to verify that each sample loan conformed to the standards for loan documentation set by the secondary market for investment grade mortgages.  In cases where a significant portion of the sample loans contained nonconforming documentation, the Bank assessed the additional risk involved in purchasing those loans.  This process helped the Bank determine whether the mortgage loan portfolio met its investment criteria and, if it did, the range of pricing that was appropriate.

Purchased SBA Guaranteed Loans.  United Western Bank owns approximately $87 million of guaranteed portions of SBA 7(a) loans that it acquired in the secondary market.  These loans are adjustable rate and generally reset quarterly with changes in the prime rate.  The Bank purchased these guaranteed portions of SBA loans from various sellers, typically the originator of the loan who retained the unguaranteed portion and continues to service the loan.

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

Other Activities Related to Lending

Sales of Loans.  In the normal course of business, the Bank sells certain of the SBA loans it originates in the secondary market.  The Bank has sold residential loans outright and has sold securities backed by residential loans after securitization with a governmental sponsored agency.  In prior years the Bank also sold multifamily loans.  During 2008, the Bank sold approximately $23.2 million of originated SBA loans.  The Bank may sell SBA loans from time to time to manage industry exposures, interest rate risk and for current income.  The sale of loans may generate a gain or loss for the Bank.  Gains or losses result primarily from two factors.  First, the Bank may make a loan to a borrower at an interest rate that is higher or lower than the prevailing or the expected rate in the market resulting in a price difference when the loan is sold in the secondary market.  These price differences occur primarily as a result of competitive pricing conditions in the market place.  Second, gains or losses may result from changes in interest rates that consequently change the market value of loans originated for sale.

Deposits

Deposits.  The Bank offers a variety of deposit accounts with a range of interest rates and terms.  The Bank’s core deposits consist of retail and institutional checking accounts, NOW accounts, money market accounts, retail savings accounts and certificates of deposit.  These deposits, along with short-term and long-term borrowings, and to a lesser extent brokered deposits, are used to support our asset base.  Retail deposits are obtained predominantly from the geographic trade areas surrounding our community banking office locations.  Institutional deposits are obtained nationally.  Institutional deposits comprise approximately 89% and over 90% of total deposits at December 31, 2008 and 2007, respectively.  Management will continue to target the conversion of its institutional deposit base to a traditional community bank deposit base over time, however, in the current economic environment, management believes all deposits are valuable and that access to general liquidity will be important for all banks for at least the next two years. Given the fact that, historically, the Bank’s institutional deposit base has been less expensive than community bank deposits, it is likely that management will work to maintain the longstanding relationships the Bank has with its institutional depositors, and to preserve the generally lower cost from these liabilities.  With the maturation of the Bank’s branch distribution system and operations now being conducted out of seven open locations, the Bank is in a position to use its critical mass and growing reputation as a Colorado banking leader to launch future deposit campaigns.  Prospectively, management anticipates that attraction of retail deposits from our community banking offices will reduce the reliance on institutional deposits.  See additional discussion in Note 8 of the financial statements included in this report, Item 1A. “Risk Factors,” and Item 7. “Management’s Discussion and Analysis – Liquidity - Bank Liquidity” and Item 7.  “Management’s Discussion and Analysis of Financial Condition - Deposits” for further discussion.

Total deposits, including custodial escrow balances, increased $335 million between December 31, 2007 and December 31, 2008. Approximately $103 million of this growth is from our community banking offices.  This growth includes $52.3 million of certificate accounts generated from a successful third quarter 2008 marketing campaign and $31.5 million obtained through the certificate accounts offered through the Certificate of Deposit Account Registry Service® (“CDARS”) program. The Bank joined the CDARS network during the second quarter of 2008.  The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members.  Depositors’ funds are broken into amounts below FDIC insurance limits and placed with other banks that are members of the CDARS network.  Each member bank issues certificate accounts in denominations below the FDIC insured limit, resulting in full FDIC insurance for the entire deposit.  For regulatory reporting purposes, CDARS accounts are considered brokered deposits. However, for financial reporting purposes, as these deposits were generated by local customers through our banking offices, we consider these part of our community banking deposits.

Community bank deposits represent deposits attracted by our regional banking teams. In addition to the methods described above, the Bank has a wide variety of deposit products designed to attract business clients.  Our Treasury Advisory Services team offers business clients remote deposit capture, lockbox, sweep products, and ACH and wire services.  The Bank is also participating in the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”).  The FDIC has created TLGP to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and by providing full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount through December 31, 2009.

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

At December 31, 2008, Sterling had approximately 72,300 accounts with assets under administration of approximately $4.8 billion.  As of December 31, 2008, approximately $351 million of the $4.8 billion represented deposits held at United Western Bank.

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

Brokerage Services

UW Investment Services, Inc.  UWIS is registered with FINRA as a fully disclosed broker-dealer, headquartered in Denver, Colorado. UWIS previously provided brokerage services through SBA pooling and structured finance transactions. UWIS, as agent for United Western Bank, purchased the guaranteed portion of SBA 7(a) loans from bank and non-bank lenders around the country. These loans were assembled and later pooled into SBA securities that were sold into the secondary market to institutional and sophisticated investors. In addition, UWIS brokered the sale of fixed income securities to institutional clients. Prospectively, UWIS will provide services that complement our overall community banking business plan which services may include securities brokerage services and retirement account management and other services. At this time, UWIS is not active in providing any services to any third party clients.

Mortgage Servicing Activities

Residential Mortgage Loan Servicing.  Historically, we conducted our residential mortgage loan servicing activities through Matrix Financial Services, including the residential mortgage loan servicing that Matrix Financial Services provided as subservicer for United Western Bank’s servicing portfolio. In November 2004, Matrix Financial Services transferred all of its servicing functions to a third party subservicer. The servicing transfer was done in an effort to lower the overall cost of servicing by eliminating many of the fixed costs of servicing the loans in-house. Matrix Financial Services now pays the subservicer a fixed fee per loan that varies based on whether the loan is a fixed rate or adjustable rate, or if the loan is delinquent. As part of the agreement, the custodial deposits are maintained at United Western Bank. We have retained a small staff of six people at Matrix Financial Services primarily to monitor the servicing activities of the subservicer. At December 31, 2008, including loans owned by Matrix Financial Services and United Western Bank, Matrix Financial Services serviced approximately $902 million of mortgage loans through the subservicer.

Servicing mortgage loans involves a contractual right to receive a fee for collecting, processing and administering mortgage loan payments. This processing involves collecting monthly mortgage payments on behalf of investors and remitting collected payments to investors on a periodic basis, reporting information to those investors on a monthly basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. These payments are held in custodial escrow accounts at United Western Bank.

As compensation for its mortgage servicing activities, Matrix Financial Services receives servicing fees, plus any late charges collected from delinquent borrowers and other fees incidental to the services provided. In the event of default by the borrower, Matrix Financial Services receives no servicing fees until the default is cured. At December 31, 2008, Matrix Financial Services annual weighted-average servicing fee was .422% of the unpaid principal balance outstanding on each mortgage.

Servicing is provided on mortgage loans on a recourse or nonrecourse basis. Matrix Financial Services’ policy was to accept only a limited number of servicing assets on a recourse basis. As of December 31, 2008, on the basis of outstanding principal balances, approximately .72% of its owned mortgage servicing contracts involved recourse servicing with credit risk exposure in the event of underlying mortgagor default to Matrix Financial Services. Additionally, many of its nonrecourse mortgage servicing contracts require Matrix Financial Services to advance all or part of the scheduled payments to the owner of the mortgage loan in the event of a default by the borrower. Many owners of mortgage loans also require the servicer to advance insurance premiums and tax payments on schedule even though sufficient escrow funds may not be available. Therefore, Matrix Financial Services must bear the funding costs associated with making such advances. If the delinquent loan does not become current, these advances are typically recovered at the time of the foreclosure sale. Foreclosure expenses, which may include legal fees or property maintenance expenses, are generally not fully reimbursable by Fannie Mae, Freddie Mac or Ginnie Mae, for which agencies Matrix Financial Services provides significant amounts of mortgage loan servicing. As of December 31, 2008, Matrix Financial Services had advanced approximately $8.4 million in funds on behalf of third party investors. Matrix Financial Services may incur normal curtailments of certain advances on loans serviced for Ginnie Mae and Fannie Mae. Generally advances on behalf of private investors are fully collectible. For the Veteran Affairs (“VA”) loans sold and serviced for Ginnie Mae, which are sold on a nonrecourse basis, the VA loan guarantees may not cover the entire principal balance and, in that case, Matrix Financial Services is responsible for the losses that exceed the VA’s guarantee. Estimated losses related to foreclosure and other servicer advances are estimated and reserved for, and are included in the consolidated financial statements as a reduction of the amount of other receivables.

Competition

United Western Bank faces substantial competition from a variety of competitors in all phases of its operations, including loan and deposit account originations. There is significant competition among commercial banks in the Bank’s market area. As a result of the deregulation of the financial services industry (see “Regulation and Supervision - Gramm-Leach-Bliley” below), the Bank also competes with other providers of financial services, such as credit unions, consumer finance companies, securities firms, insurance companies, insurance agencies, commercial finance and leasing companies, full service brokerage firms and discount brokerage firms. Some of the Bank’s competitors have greater resources and, as such, may have higher lending limits and may offer other services that are not provided by the Bank. The Bank generally competes on the basis of customer service and responsiveness to customer needs, available loan and deposit products, the rates of interest charged on loans, and the rates of interest paid for deposits and other funds. The Bank does not compete by lessening its credit quality standards.

Sterling Trust Company faces considerable competition in all of the services and products that it offers, mainly from other self-directed trust companies, broker-dealers and third party administrators. Sterling also faces competition from other trust companies and trust divisions of financial institutions. Sterling’s niche has been, and will continue to be, providing high quality customer service and servicing nonstandard retirement products for self-directed individual retirement accounts, other qualified retirement plans and escrow services for third parties. In an effort to increase market share, Sterling endeavors to provide superior service, offer technologically advanced solutions, expand its marketing efforts, provide competitive pricing and continue to diversify its product mix. If Sterling is unable to attract and retain customers in its trust operations, with the deposits those customers bring to the Bank, our business, financial condition and results of operations may be adversely affected.

To the extent that UWIS reenters the brokerage services and other business lines normally associated with securities brokerage (e.g., retirement account management, wealth management, and other services) it will face substantial competition from larger and better capitalized market participants. Our management believes that UWIS will be able to compete effectively because of the trusted relationships developed with clients of Sterling and United Western Bank, but there can be no assurance that UWIS will be able to effectively compete in the provision of traditional brokerage services.

Employees

At December 31, 2008, the Company had 371 employees. We believe that relations with our employees are good.  The Company is not party to any collective bargaining agreement. With the continued implementation of the community banking strategy, we anticipate modest increases in the number of employees at United Western Bank prospectively.

Regulation and Supervision

Set forth below is a brief description of various laws, regulatory authorities and associated regulations affecting our operations. The description of laws and regulations contained in this document does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

On November 7, 2008, we applied for proceeds in an amount up to 3% of our risk weighted assets at September 30, 2008 under the Capital Purchase Program (“CPP”) initiated by the United States Department of the Treasury (“Treasury”) pursuant to the Emergency Economic Stabilization Act of 2008. Our application was endorsed to Treasury by the Treasury’s Office of Thrift Supervision (“OTS”), our principal regulator. As of the date of this report, our application was still pending before Treasury. As described below, if we receive CPP proceeds we will be subject to certain additional regulatory burdens, including the Treasury’s unilateral right to amend our agreement with Treasury pertaining to Treasury’s CPP investment in us, entering into a “source of strength” agreement with the OTS and limitations on our ability to compensate certain of our senior officers.

Emergency Economic Stabilization Act of 2008.  In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (the "EESA") was enacted on October 3, 2008. The EESA authorizes the Treasury to provide up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350 billion for the Troubled Asset Relief Program (“TARP”). Of this amount, Treasury allocated $250 billion to the TARP Capital Purchase Program (see description below). On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury. The Secretary of the Treasury's authority under TARP expires on December 31, 2009 unless the Secretary of the Treasury certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.

Pursuant to the authority granted under the EESA, the Treasury created the TARP Capital Purchase Program (“CPP”) pursuant to which the Treasury will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of their risk-weighted assets and not more than the lesser of $25 billion or 3% of their risk-weighted assets. The senior preferred stock will pay dividends at the rate of 5% per annum until the fifth anniversary of the investment and thereafter at the rate of 9% per annum. The senior preferred stock may not be redeemed for three years except with the proceeds from an offering of common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred stock. After three years, the senior preferred stock may be redeemed at any time in whole or in part by the financial institution. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred stock, the consent of the Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred stock has been redeemed in its entirety or the Treasury has transferred the senior preferred stock to third parties. The senior preferred stock will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior to it, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred stock will also have the right to elect two directors if dividends have not been paid for six periods. The senior preferred stock will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred stock. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Treasury.

In connection with the issuance of the senior preferred stock, participating institutions must issue to the Treasury immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of the senior preferred stock. The exercise price of the warrants will equal the market price of the common stock on the date of the investment (calculated on a 20-day trailing average). The Treasury may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred stock investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital. The Treasury will not exercise voting rights with respect to any shares of common stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred stock through one or more offerings of common stock or preferred stock qualifying as Tier 1 capital. If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment. We have sufficient authorized, but unissued, shares of both preferred and common stock to comply with the terms and conditions of the CPP program, if we elect to participate in it. The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval is obtained, if such approval is required, subject to a maximum reduction of 45%.  If we decide to participate in the CPP program, no shareholder approval will be required.

If we elect to accept CPP proceeds, we will be required to execute the Treasury’s standard form documents evidencing the Treasury’s capital investment (the “Standard Forms”). The Standard Forms provide, in part, that the Treasury may amend the terms and conditions of the Standard Forms at any time and for any reason. Consequently, Treasury may elect to assert additional regulatory authority over any CPP participant through this provision. We are unable to predict how, when or why Treasury may exercise its retained amendment powers as contained in the Standard Forms.

In addition, we have been advised by the OTS that we will be required to enter into a “source of strength” agreement with the OTS prior to the time that we receive any CPP proceeds. Traditionally, savings bank holding companies have not been subject to this manner of agreement that will require us to act as a source of financial and managerial strength to United Western Bank. Under this agreement, we will be expected to commit financial and management resources to support United Western Bank, including at times when we may not be in a financial position to provide it.

Temporary regulations promulgated by Treasury under the authority of Section 111 of EESA included certain limitations on compensation to certain named executive officers and other of our officers.  On February 17, 2009, Section 111 of EESA was amended in its entirety by The American Recover and Reinvestment Act of 2009 as discussed below. As of the date of this report, Treasury had not issued any new regulations under Section 111.

The EESA also temporarily increased the amount of deposit coverage for deposits at banks, thrifts and credit unions for deposits that are subject to deposit insurance provided by the Federal Deposit Insurance Corporation (“FDIC”) from $100,000 to $250,000 per applicable depositor. This coverage is set to $100,000 per applicable depositor on December 31, 2009 unless extended by the Treasury Department.

On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (the “TLGP”). The final rule was adopted on November 21, 2008. The FDIC stated that its purpose is to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt issued by a participating entity on or after October 14, 2008 through and including June 30, 2009, that is 31 days or greater, and by providing full coverage of all transaction accounts, regardless of dollar amount. Inclusion in the program is voluntary. Participating institutions are assessed fees based on a sliding scale, depending on the length of maturity. Shorter-term debt has a lower fee structure and longer-term debt has a higher fee. The range is from 50 basis points on debt of 180 days or less, and a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. A 10-basis point surcharge is added to a participating institution's current insurance assessment in order to fully cover all transaction accounts.

United Western Bank elected to participate in both parts of the TLGP, and we elected to participate in the senior unsecured debt portion of the program. The FDIC will only guarantee a participant’s newly issued unsecured debt in a total amount not to exceed 125% of the par or face value of such participant’s senior unsecured debt outstanding as of September 30, 2008 and scheduled to mature on June 30, 2009. If there was no unsecured senior debt outstanding at September 30, 2008, the amount available under the program is limited to two percent of total liabilities as of September 30, 2008.  The TLGP permits participating entities of an insured depository institution to make request to the FDIC to have some debt covered by the TLGP. , As the Company did not have any unsecured senior debt outstanding as of September 30, 2008, we will be required to make application to the FDIC for an exception to its rules under TLGP to permit us to issue any TLGP debt. In addition, as a grandfathered unitary thrift holding company, we engage in certain limited activities that are not otherwise permitted under Section 4(k) of the Bank Holding Company Act of 1956, as amended, (the “BHC Act”), we will be required to apply for an exemption to qualify as an issuer of debt under the TLGP. As of the date of this report, we have not made any application for either of the exemptions discussed above.

The American Recovery and Reinvestment Act of 2009.  The American Recovery and Reinvestment Act of 2009, as signed into law on February 17, 2009, at Title VII, amends and replaces Section 111 of EESA which formed the basis of a number of the executive compensation restriction limits imposed by EESA. As amended by the Stimulus Act, EESA Section 111 (“New Section 111”) requires the Secretary of the Treasury to establish executive compensation and corporate governance standards covering, among other things, a restriction limiting any bonuses to certain executive officers to restricted stock of the company in amount not to exceed 33.3% of total compensation for any one fiscal year, the elimination of any termination or other “golden parachute” payments to the covered executive officers, the imposition of “clawback” agreement designed to recover any bonuses paid to certain executives in the event of certain misrepresentations concerning company performance and the avoidance of unnecessary risk taking by the covered executives in the management of the company’s operations. The officers to whom the strictures of New Section 111 apply vary depending on the amount of CPP proceeds received by the company in question. In our case, based on our current application for CPP investment, we believe that our Chief Executive Officer, our Chief Financial Officer and the next three most highly compensated of our officers will be covered by the strictures of New Section 111. If our application for CPP proceeds is granted, we will b subject to New Section 111 and any regulations promulgated thereunder by the Secretary of the Treasury.

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

Office of Thrift Supervision. We are a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act of 1933, as amended. As such, we are subject to the OTS regulation, examination, supervision and reporting requirements. In addition, the OTS has enforcement authority over us and our savings bank and non-savings bank subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of our subsidiary savings institution, United Western Bank.  In addition, United Western Bank must notify the OTS at least 30 days before declaring any capital distribution (e.g., dividends or other) to us.

As a unitary savings and loan holding company that has been in existence prior to May 4, 1999, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that the Bank continues to be a “qualified thrift lender” under the Home Owners’ Loan Act.  To maintain its status as a qualified thrift lender, the Bank must maintain a minimum percentage of its assets in qualified thrift investments unless the OTS grants an exception to this requirement. In general, qualified thrift investments include certain types of residential mortgage loans, mortgage backed securities and certain loans to small businesses. If we acquire control of another savings association as a separate subsidiary, we would become a multiple, rather than a unitary, savings and loan holding company. Multiple savings and loan holding companies may only engage in those activities permissible for a financial holding company under the BHC Act. Generally, financial holding companies may only engage in activities such as banking, insurance and securities activities, as well as merchant banking activities under certain circumstances. In addition, if the Bank fails to maintain its status as a qualified thrift lender, within one year of its failure, we would be required to convert the Bank to a commercial bank and to register as a bank holding company under the BHC Act, as amended.

Change in Bank Control Act.  The Change in Bank Control Act of 1978, as amended, provides that no person, acting directly or indirectly or through or in concert with one or more other persons, may acquire control of a savings association unless the OTS has been given 60 days prior written notice. The Home Owners' Loan Act provides that no company may acquire control of a savings association without the prior approval of the OTS. Any company that acquires such control becomes a savings and loan holding company subject to registration, examination and regulation by the OTS. Pursuant to federal regulations, control of a savings association (which includes its holding company) is conclusively deemed to have been acquired by, among other things, the acquisition of more than 25% of any class of voting stock of the association or the ability to control the election of a majority of the directors of the association. Moreover, control is presumed to have been acquired, subject to rebuttal, upon the acquisition of more than 10% of any class of voting stock, but less than 25% of any class of stock of a savings association, where certain enumerated control factors are also present in the acquisition. The OTS may prohibit an acquisition of control if it would result in a monopoly or substantially lessen competition, the financial condition of the acquiring person might jeopardize the financial stability of the association, or the competence, experience or integrity of the acquiring person indicates that it would not be in the interest of the depositors or the public to permit the acquisition of control by such person.

Gramm-Leach-Bliley.  The Gramm-Leach-Bliley Act of 1999, as amended (also known as the Financial Services Modernization Act) (“Gramm-Leach-Bliley”) eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The law revised and expanded the BHC Act to permit a bank holding company to engage in a full range of financial activities by electing to be treated by the Federal Reserve Board as a “Financial Holding Company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determined to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Gramm-Leach-Bliley prohibits unitary savings and loan holding companies formed after May 4, 1999 from engaging in non-financial activities. Since we are a grandfathered unitary savings and loan holding company. Gramm-Leach-Bliley has not had a material adverse effect on our operations. However, because banking law permits banks, securities firms and insurance companies to affiliate with one another there is a continuing trend in the financial services industry toward consolidation. As a result, Gramm-Leach-Bliley could lead to an increasing amount of competition from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources.

Anti-Money Laundering and USA Patriot Act.  A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, as amended (the “Patriot Act”), substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. Treasury has issued and, in some cases, proposed a number of regulations that apply various requirements of the Patriot Act to financial institutions such as United Western Bank and its subsidiaries. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious adverse consequences for the institution.

Office of Foreign Assets Control Regulation.  The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are sometimes referred to as the “OFAC” rules based on their administration by the Treasury’s Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Federal Savings Bank Operations. United Western Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and potentially by the FDIC, which insures its deposits up to applicable limits. Such regulation and supervision:

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

•	requires United Western Bank to maintain certain reserves against its transaction accounts;
•	establishes various capital categories resulting in various levels of regulatory scrutiny applied to the institutions in a particular category; and
•	establishes standards for safety and soundness.

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

United Western Bank’s Capital Ratios.  Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to savings institutions that do not meet minimum capital requirements. For these purposes, the law establishes five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The OTS has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be:

•	“well capitalized” if it has a total risk-based capital ratio of 10% or greater and a core capital ratio of 5% or greater;
•	“adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater and generally a core capital ratio of 4% or greater;
•	“undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a core capital ratio of less than 4%;
•	“significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a core capital ratio of less than 3%; and
•	“critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

As of December 31, 2008, United Western Bank was a “well capitalized” institution.

The following table indicates United Western Bank’s regulatory capital ratios:

	As of December 31, 2008
	Core Capital	Risk-Based Capital
	(Dollars in thousands)
Shareholder’s equity/GAAP capital	$151,778	$151,778
Unrealized loss on available for sale securities	22,256	22,256
Additional capital items:
General valuation allowances	–	15,562
Low-level recourse and residual interests	–	(60)
Regulatory capital as reported to the OTS	174,034	189,536
Minimum capital requirement as reported to the OTS	91,049	143,719
Regulatory capital—excess	$82,985	$45,817
Capital ratios	7.65%	10.55%
Well capitalized requirement	5.00%	10.00%
Minimum capital requirements reported to the OTS	4.00%	8.00%

Transactions with Affiliates. Sections 23A and 23B of the Federal Reserve Act of 1913, as amended, and its implementing regulations govern transactions between depository institutions and their affiliates. These provisions are made applicable to savings associations, such as United Western Bank, by the Home Owners’ Loan Act. Section 23A limits the extent to which the savings association or its subsidiaries may engage in certain transactions with its affiliates. These transactions include, among other things, the making of loans or other extensions of credit to an affiliate and the purchase of assets from an affiliate. Generally, such transactions between a savings association and any one affiliate cannot exceed 10% of the savings association’s capital stock and surplus, and such transactions between the savings institution and all of its affiliates cannot, in the aggregate, exceed 20% of the savings institution’s capital stock and surplus. Section 23A also establishes specific collateral requirements for loans or extensions of credit to an affiliate, and for guarantees or acceptances on letters of credit issued on behalf of an affiliate. Applicable regulations prohibit a savings association from lending to any affiliate engaged in activities not permissible for a bank holding company or for the purpose of acquiring the securities of most affiliates. Section 23B requires that transactions covered by Section 23A and a broad list of other specified transactions be on terms and under circumstances substantially the same, or no less favorable to the savings association or its subsidiary, as similar transactions with non-affiliates. In addition to the restrictions on transactions with affiliates that Sections 23A and 23B of the Federal Reserve Act impose on depository institutions, the regulations of the OTS also generally prohibit a savings association from purchasing or investing in securities issued by an affiliate.  Whenever United Western Bank engages in transactions with its affiliates, the transactions are structured with the intent of complying with these regulations.

Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation.  The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC, and backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, as amended (the “Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category.  For 2007 and 2008, the Bank qualified for Risk Category I.  For banks under $10 billion in total assets in Risk Category I, the 2007 and 2008 deposit assessment ranged from five to seven basis points of total qualified deposits.  The actual assessment is dependent upon certain risk measures as defined in the final rule.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. The Bank’s one-time credit was $177,000, which was recognized in 2007.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds that were issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. The current annualized assessment rate is 1.14 basis points, or approximately .285 basis points per quarter.  These assessments will continue until the Financing Corporation bonds mature in 2019.

FDIC insurance expense, inclusive of assessments for the Financing Corporation bonds, totaled $1.0 million in 2008, and $647,000, net of its one-time credit in 2007.

In an effort to restore capitalization levels and to ensure the Deposit Insurance Fund will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates.  For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by seven basis points.  These new rates range from 12 to 14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions.  Under the FDIC’s restoration plan, the FDIC proposes to establish new initial base assessment rates that will be subject to adjustment as described below.  Beginning April 1, 2009, the base assessment rates would range from 10 to 14 basis points for Risk Category I institutions to 45 basis points for Category IV institutions.  Changes into the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, and lowering premiums for smaller institutions with very high capital levels.

On February 27, 2009, the FDIC proposed amendments to the restoration plan for the Deposit Insurance Fund.  This amendment proposes the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009.  The assessment is proposed to be collected on September 30, 2009.  The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to ten basis points if necessary to maintain public confidence in federal deposit insurance. Based on average deposits for the fourth quarter, this special assessment, if implemented as proposed,  would equal approximately $3 million.  See additional discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

FHLBank System.  United Western Bank is a member of the Federal Home Loan Bank (“FHLBank”) system, which consists of twelve regional FHLBanks.  The FHLBank provides a central credit facility primarily for member associations and administers the home financing credit function of savings associations. FHLBank borrowings must be secured by specified types of collateral.  The FHLBank funds its operations primarily from proceeds derived from the sale of consolidated obligations of the FHLBank system. United Western Bank, as a member of the FHLBank system, must acquire and hold shares of capital stock in its regional FHLBank in an amount equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 0.2% of total assets, or 5% of its borrowings from the FHLBank. Prior to relocating its domicile, United Western Bank was a member of the FHLBank of Dallas. Effective March 25, 2002, United Western Bank became a member of the FHLBank of Topeka. At December 31, 2008, United Western Bank was in compliance with the FHLBank system capital stock requirement based on its combined investment in FHLBank of Dallas and FHLBank of Topeka stock totaling $29.0 million.

Brokered Deposits.  Under the FDIC regulations governing brokered deposits, well capitalized associations, such as United Western Bank, are not subject to brokered deposit limitations, while adequately capitalized associations are subject to certain brokered deposit limitations and undercapitalized associations may not accept brokered deposits. At December 31, 2008, United Western Bank had $35.0 million of brokered deposits. In the event United Western Bank is not permitted to accept brokered deposits in the future, it would have to find replacement sources of funding.  It is possible that such alternatives, if available, would result in a higher cost of funds.

Federal Reserve System.  The Federal Reserve Board regulations require all depository institutions to maintain reserves at specified levels against their transaction accounts (primarily NOW and regular checking accounts). At December 31, 2008, United Western Bank was in compliance with the Federal Reserve Board’s reserve requirements. Savings associations, such as United Western Bank, are authorized to borrow from the Federal Reserve Bank’s “discount window.” The Bank is deemed by the Federal Reserve to be generally sound and thus is eligible to obtain primary credit from its Federal Reserve Bank. Generally, primary credit is extended on a very short-term basis to meet the liquidity needs of the institution. Loans must be secured by acceptable collateral and carry a rate of interest of 100 basis points above the Federal Open Market Committee’s federal funds target rate. As a tertiary source of liquidity, (see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity – Bank Liquidity”) at December 31, 2008, the Bank had pledged approximately $25.4 million of the guaranteed portions of purchased SBA loans to the Federal Reserve Bank of Kansas City, as collateral for potential borrowings from the “discount window.”

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

Regulation of Sterling Trust Company.  Sterling Trust Company provides custodial services and directed non-discretionary trustee services. Sterling is chartered under the laws of the State of Texas, and as a Texas trust company is subject to supervision, regulation and examination by the Texas Department of Banking. Under applicable law, a Texas trust company, such as Sterling, is subject to virtually all provisions of the Texas Banking Act as if the trust company were a state chartered bank. The activities of a Texas trust company are limited by law to acting as a trustee, executor, administrator, guardian or agent for the performance of any lawful act, and to lend and accumulate money when authorized under applicable law. In addition, a Texas trust company with capital of $1.0 million or more, such as Sterling, has the power to:

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

Limitation on Capital Distributions.  The Texas Finance Code prohibits a Texas trust company from reducing its outstanding capital and certified surplus through redemption or other capital distribution without the prior written approval of the Texas Banking Commissioner. During the year ended December 31, 2008, Sterling paid the Company a dividend of $509,000.

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

Regulation of UW Investment Services Inc.  UWIS is a securities broker-dealer that is subject to the Securities and Exchange Commission's net capital rule, Rule 15c3-1, promulgated under the Securities Exchange Act of 1934. The net capital rule is designed to measure the general financial condition and liquidity of a broker-dealer. Net capital generally is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets. If a firm fails to maintain the required net capital, it may be subject to suspension or revocation of registration by the Securities and Exchange Commission and suspension or expulsion by FINRA, and could ultimately lead to the firm's liquidation. The net capital rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. At December 31, 2008, UWIS was in compliance with these requirements with net capital of $355,000, which was approximately $350,000 in excess of its required net capital of $5,000.

Available Information

Under the Securities Exchange Act of 1934, the Company is required to file annual, quarterly, and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document the company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may call the SEC at 1-800-732-0330 for further information about the public reference room. The SEC maintains a website at www.sec.gov which contains reports, proxy and information statements, and other information regarding the Company that we file electronically with the SEC.

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

Item 1A.  Risk Factors

Ownership of the common stock or other securities of the Company involves certain risks.  Holders of the Company’s securities and prospective investors in those securities should carefully consider the following risk factors and uncertainties described below together with all of the other information included and incorporated by reference in this report, in evaluating an investment in the Company’s securities.  If any of the risks and uncertainties discussed below actually occurs, our business, financial condition and results of operations could be materially adversely affected.  In addition, other risks and uncertainties of which we are not currently aware, including those relating to the banking and financial services industries in general, or which we do not now believe are material, may cause earnings to be lower, or impair our future financial condition or results of operations.  The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

Risks Related to Our Business

Our Business May Be Adversely Affected by Conditions in the Financial Markets and Economic Conditions Generally.  The United States is currently in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are experiencing serious financial difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly. Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity and a lack of financing for many investors.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. In addition, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions.

Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions.  In 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including investing approximately $200 billion in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

The Company’s financial performance generally, and in particular the ability of its borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, in the State of Colorado and in the United States as a whole.

Overall, during 2008, the business environment has been adverse for many households and businesses in the United States. The business environment in Colorado and the markets in which the Company operates has been less adverse than in the United States generally but continues to deteriorate. It is expected that the business environment in the State of Colorado and the United States will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Company’s loans, the value of the Company’s investment securities, and its overall results of operations and financial condition.

United Western Bank relies on institutional deposits.  A significant portion of United Western Bank’s total deposits are funds deposited as a result of unaffiliated institutional relationships maintained by United Western Bank.  At December 31, 2008, six unrelated institutional relationships accounted for $812 million of our total deposits including custodial escrow deposits.  Sterling, a wholly owned subsidiary of the Company, accounted for $351 million of our total deposits.  Matrix Financial Solutions, Inc., a company in which we own an approximate 7% interest, accounted for $203 million of our deposits and Legent Clearing, a company in which our Chairman owns an indirect minority interest, accounted for $120 million of our deposits.  Institutional depositors generally are more sensitive to interest rate levels due to the amount of money they maintain on deposit than retail consumers who bank at a branch office.  The Bank’s future success in retaining and attracting institutional depositors depends, in part, on its ability to offer competitive rates and services.  With the unprecedented events in the financial markets in the United States over the past year, deposit concentrations are an increasing risk to all depository institutions and to the Company.  If United Western Bank loses one or more of these institutional relationships, its liquidity, profitability and results of operations may be significantly and adversely affected.  See Note 8 to the financial statements.

Our business is subject to interest rate risk.  The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect: (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to the Company’s management of interest rate risk.

Continued declines in interest rates would likely hurt our earnings. The decline in market interest rates that occurred throughout 2008 and in particular in the fourth quarter negatively impacted our net interest income.  Although interest rates are historically low, additional declines in interest rates are expected to have a negative impact on net interest income, net interest spread, net interest margin, and overall results of operations.  We believe that the continued implementation of our community bank business plan, and the resulting change in asset and liability mix, will partially mitigate the impact of lower market rates.

The Bank’s loan portfolio remains concentrated in real estate.  Real estate lending (including commercial, construction, land development, and residential) remains a large portion of the Bank’s loan portfolio.  These categories constitute $1.4 billion, or approximately 89% of the Bank’s total loan portfolio as of December 31, 2008.  Real estate values are generally affected by changes in economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax and other laws and acts of nature.  A downturn in the real estate markets in which United Western Bank originates, purchases and services mortgage and other loans could hurt its business because these loans are secured by real estate.  In addition, even though the Bank’s real property collateral is currently located throughout the United States, the amount of such collateral in Colorado, which at December 31, 2008 was $865 million, or 56% of our total loan portfolio, is likely to increase as a result of our community banking strategy.  A continuation of the downturn in the real estate markets where the Bank has loans could have a material adverse effect on our business, financial condition and results of operations.

The Bank’s real estate loans also include $278 million of construction loans and $123 million of land development loans.  These loans have a historically greater risk of non-payment and loss than other mortgage loans because repayment of the loans often depends on the successful completion and sale or operation of the property, the income stream of the borrowers, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans also typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans.  At December 31, 2008 there is one $2.9 million nonperforming construction and development loan and another $1.8 million asset that has been foreclosed.  If one or more of our larger borrowers were to default on their construction and development loans, we could incur significant losses.  At December 31, 2008, $362 million, or 90%, of our construction and development loans are for projects located in Colorado.

 We must effectively manage our credit risk.  There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions.  United Western Bank attempts to minimize its credit risk with prudent loan application approval procedures, including an analysis of the credit risk, a valuation of the underlying collateral, monitoring of loan concentration within specific industries and geographic locations and periodic independent reviews of outstanding loans by its loan review and audit departments.  Nevertheless, we are exposed to significant credit risks, including possible errors in United Western Bank’s credit analysis, the uncertainty of the borrower’s ability to repay the loans, the uncertainty of future economic conditions and the possibility of loan defaults.  See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations  – Balance Sheet – Asset Quality” and “Balance Sheet –Allowance for Credit Losses” in this report.

Our allowance for credit losses may not be adequate.  The Company maintains an allowance for credit losses to provide for loan defaults and nonperformance. The Company’s allowance for credit losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect our business, financial condition, results of operations and cash flows. The allowance for credit losses reflects the Company’s estimate of the probable losses inherent in the loan portfolio at the relevant balance sheet date.  The amount of actual losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates.  We cannot assure you that we will not increase the allowance for credit losses further or that regulators will not require United Western Bank to increase its allowance, either of which could adversely affect us.  See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations  – Balance Sheet – Asset Quality” and “Balance Sheet  – Allowance for Credit Losses” in this report.

Additional market concern over investment securities backed by mortgage loans could create losses in the Company’s investment portfolio. A majority of the Bank’s investment portfolio is comprised of securities where mortgages are the underlying collateral. These securities include agency-guaranteed mortgage-backed securities and nonagency mortgage-backed securities and collateralized mortgage obligations. With the recent national downturn in real estate markets and the rising mortgage delinquency and foreclosure rates, investors are increasingly concerned about these types of securities, which have negatively impacted the prices of such securities in the marketplace. Continued negative trends in the underlying mortgages could lead to material other-than-temporary impairment charges in the future. The recoverability of our mortgage-backed securities depends on the performance of the underlying loans in the related loan pools. If credit losses on those loans were to exceed the subordinated tranches designed to credit-enhance our securities, we would not receive the full stated interest due on the securities or our full principal balance, or both. The determination of other-than-temporary impairment is a significant estimate and is susceptible to change prospectively. If we were to conclude there were unrealized losses which were other than temporary — which we evaluate by considering estimates of recoverability, as well as the duration and severity of the unrealized loss — we would be required under GAAP to reduce the carrying amount of the security to fair value and record a corresponding charge to earnings, which would also reduce our regulatory capital and negatively impact the Bank’s capital ratios. These negative impacts could significantly impair the Bank’s ability to borrow funds under credit arrangements, as well as various material depository arrangements and relationships.  In addition, if the Bank determined it did not have the intent or ability to hold securities to maturity or recovery of temporary impairments, such impairments would be realized through earnings as other-than-temporary impairments.  Temporary impairments on available for sale securities also reduce our book value per share as the changes in the value reduce stockholders equity.  Although OTS regulations do not proscribe capital ratio levels for the Company per se, additional temporary impairments could reduce capital levels further and below levels management deems prudent.  See Notes 3 and 17 to the financial statements.

The mortgage loans that the Bank holds are subject to risks of delinquency, foreclosure and loss, which could result in losses to us.  The residential and commercial mortgage loans held in the Bank’s loan portfolio are secured by residential and commercial properties and are subject to risks of delinquency, foreclosure and loss of principal and interest. The ability of a borrower to repay a loan secured by residential property typically is dependent primarily upon the income or assets of the borrower. In addition, other factors that affect the risk of our mortgage loan portfolio include:

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

In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy, as determined by the bankruptcy court.  The lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.  Foreclosure of a mortgage loan can be an expensive and lengthy process that can have a substantial negative effect on our originally anticipated return on the foreclosed mortgage loan.  Prospectively, it is possible there will be changes in bankruptcy laws, as well as other rules and regulations that impact delinquent mortgage loan borrowers that could negatively impact the total recovery we realize on mortgage loans.

    The Bank has invested in loan portfolios, pooled securities and mortgage backed obligations, which may lead to volatility in cash flow and market risk. The Bank’s asset portfolio still contains large portfolios of single-family residential loans acquired through bulk purchases, purchased SBA loans and pools.  Our investment portfolio largely consists of mortgage backed securities primarily secured by pools of mortgages on single-family residences.  When the Bank acquires such mortgage backed securities and loans, we anticipate that the underlying notes will prepay at a projected rate, thereby generating an expected yield.  Prepayment rates generally increase as interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict.  Some of the Bank’s mortgage backed securities and many of our bulk single-family loan purchases and purchased SBA loans and pools were acquired at a premium purchase price.  In accordance with applicable accounting rules, we will write-off such premiums when necessary due to loan prepayments with respect to our held for sale loan portfolio and amortize such premiums over the expected lives of our mortgage backed securities and loans held for investment.  If the underlying assets that the Bank acquired or that secures our mortgage backed securities prepays more rapidly than anticipated, we would have to write-off or amortize the premium on an accelerated basis, which would adversely affect our profitability.

The carrying value of our residential mortgage loan servicing rights and our loan servicing income may decline.  Owning residential mortgage loan servicing rights carries interest rate risk because its value and the total amount of servicing fees earned, as well as the amortization of the investment in the servicing rights, fluctuates based on interest rates and loan prepayments.  The rate of prepayment of mortgage loans may also be influenced by changing national and regional economic trends as well as the difference between interest rates on existing mortgage loans relative to prevailing mortgage rates.  During periods of declining interest rates, many borrowers refinance their mortgage loans.  Accordingly, as prepayments of mortgage loans increase, the loan administration fee income related to the residential mortgage loan servicing rights corresponding to a mortgage loan ceases as mortgage loans are prepaid.  Consequently, the market value of portfolios of residential mortgage loan servicing rights tends to decrease during periods of declining interest rates, since greater prepayments can be expected, and as a result, the amount of loan administration income received also decreases.  See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Balance Sheet – Mortgage Servicing Rights” in this report.

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

United Western Bank relies on wholesale funding sources for secondary and contingent liquidity sources. United Western Bank utilizes borrowings from the FHLBank system, brokered certificates of deposits and repurchase agreements for secondary and contingent sources of liquidity.  Also, from time to time, the Bank utilizes these sources to capitalize on market opportunities to fund investment and loan initiatives.  If the Bank were unable to obtain or maintain our access to funding or if adequate funding is not available to accommodate future growth at acceptable interest rates, it would have to find alternative sources of liquidity, which, if available, would probably be at a higher cost and on terms that do not match the structure of our liabilities as well as the existing wholesale funding sources.  In addition, the Company relies on wholesale bank funding for parent company funds.  If such funds were not available from the banking sector, securing alternative funding could cause disruption to our business.  See Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Balance Sheet – Borrowings” and “Balance Sheet – Liquidity” in this report and Note 10 to the financial statements.

Curtailment of government guaranteed loan programs could affect our SBA business.  The Bank’s SBA business relies on originating, purchasing, pooling and selling government guaranteed loans, in particular those guaranteed by the SBA.  From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans for a period of time.  In addition, these agencies may change their rules for loans or legislation may discontinue or change the programs.  If changes occur, the volumes of loans that qualify for government guarantees could decline, which could in turn reduce the profitability of the Bank’s SBA business.

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

We may be adversely affected by changes in laws and regulations and the regulatory environment.  Any change in the laws or regulations applicable to us, or in supervisory policies or examination procedures of banking regulators, whether by the OTS, the FDIC, the Treasury, the FHLBank System, the United States Congress, the Texas Department of Banking, or other federal or state regulators could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for credit losses.  Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act, the Truth-in-Saving Act, the Federal Trade Commission Act and Colorado’s deceptive trade practices act. These laws also permit private individual and class action lawsuits and provide for the recovery of attorneys fees in certain instances. If our application for proceeds under the Treasury’s Capital Purchase Program (“CPP”) is accepted, we will be required to enter into agreements with the Treasury that the Treasury may amend for any reason at any time. We are unable to predict the scope or extent of any future amendments that Treasury may mandate under its CPP documents all or some of which may impose additional regulatory burdens on us. Further, in order to accept CPP proceeds we will be required to enter into a “source of strength” agreement with the OTS that will require us, as and when requested by the OTS, to provide financial and managerial support to United Western Bank. There can be no assurance that we will be able to supply the support requested by the OTS due to limitations on our own financial and managerial resources at the time of such request and our failure to provide the requested support may lead to regulatory enforcement action or actions against us by the OTS. No assurance can be given that the foregoing regulations and supervision will not change so as to affect us adversely.  See Item 1. “Business – Regulation and Supervision” in this report.

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

Our ability to service our debt and pay dividends is subject to our ability to receive dividends from our subsidiaries.  We are a separate legal entity from our subsidiaries and do not have significant operations of our own.  We currently depend on our cash, credit facilities and liquidity as well as dividends from our subsidiaries to pay our operating expenses and service our debt.  There is no assurance that our subsidiaries will continue to have the capacity to pay us the necessary dividends to satisfy our obligations.  In particular, the availability of dividends from United Western Bank is limited by various statutes and regulations.  Depending upon the financial condition of the Bank and other factors, it is possible that the OTS could assert that the payment of dividends or other payments by the Bank are an unsafe or unsound practice.  If the Bank or our other subsidiaries are unable to pay dividends sufficient to satisfy our obligations, we may not be able to service our debt, pay our obligations as they become due or pay dividends on our common stock.

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

Risks Related to our Business Strategy

We may be unable to retain our senior management. The execution of our business strategy relies in significant part on our ability to hire and retain competent, experienced management. As discussed in Item 1 above under “Business – Regulation and Supervision” we have applied for proceeds under the Treasury’s CPP program. If we accept such proceeds we will be subject to as yet unknown and to-be-promulgated Treasury regulations under New Section 111 that will materially restrict the amount and type of compensation we may pay to our senior management as discussed in Item 1. “Business – Regulation and Supervision” above. To the extent the imposition of compensation limits under such regulations and the provisions of New Section 111 cause members of our senior management to seek employment elsewhere, the implementation of our business plan may suffer until such time as we can find adequate replacements for such departing executives.

We may be unable to fully implement our community banking business strategy.  We are three years into our community bank transition and in order to complete the execution of this strategy we must, among other things:

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

We may not be able to effectively manage our proposed growth.  Our business strategy contemplates, in part, an increase in our franchise value by expanding into additional communities in the Colorado Front Range and selected mountain communities through a branch network for United Western Bank.  To the extent that we undertake additional branch openings, we are likely to experience the effects of higher operating expenses relative to operating income from our expansion efforts for a period of time.  We expect to open another branch in the early spring of 2009, we intend to make our loan production office in Aspen, Colorado a full service branch, and we may acquire other sites for future expansion.  While we are committed to this strategy, our expansion could significantly burden our infrastructure or we may be unable to manage this growth.  In addition, we may enter new lines of business or pursue other strategies intended to complement our community banking business plan implementation.  To the extent we undertake such actions, we may experience higher operating costs and these new activities may not be successful.

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

If we divest other non-core businesses, it could adversely affect our financial results. We successfully divested several businesses in 2006.  If we do elect to divest any of our remaining subsidiaries, the effect of such disposition could have a material adverse impact on our results of operations and financial condition.

Risks Relating to Ownership of Our Common Stock

The trading volume of our stock is low.  The low trading volume in our common shares on NASDAQ means that our shares may have less liquidity than other publicly traded companies.  We cannot ensure that the volume of trading in our common shares will increase in the future.  Furthermore, to the extent shares are concentrated in a relatively small group of holders, a seller could be subject to significant adverse price volatility and price fluctuation.  At December 31, 2008, based on filings made by third parties with the Securities and Exchange Commission, we believe that six holders owned 52.7% of our outstanding common stock.  This includes shares held by our Chairman of the Board, Guy A. Gibson who owns 1,305,736 shares, or 18.0% of our outstanding common stock.

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

Preferred shares issued pursuant to the Economic Emergency Stabilization Act of 2008, as amended, will impact net income available to holders of our common shares and earnings per common share and the related warrant to be issued to the U.S. Treasury may be dilutive to holders of our Common Shares.  As disclosed above, we have applied for an investment by the Treasury under the TARP CPP pursuant to the EESA, as amended. If the Treasury agrees to make such investment in us, the terms of such investment will include the issuance of a senior preferred stock coupled with 15% warrant coverage. See Item 1. “Business – Regulation and Supervision – Economic Emergency Stabilization Act of 2008,” above. While the additional capital we may raise through our participation in the CPP will provide further funding to our business and we believe will improve investor perceptions with regard to our financial position, it will increase our equity and the number of actual and diluted outstanding common shares as well as our preferred stock dividend requirements. The dividends declared and the accretion of discount on the preferred stock issued to Treasury will reduce the net income available to holders of our common shares and our earnings per common share. The preferred shares will also receive preferential treatment in the event of our liquidation, dissolution or winding up. Additionally, the ownership interest of the existing holders of our common shares will be diluted to the extent the warrant we will be required to issue to the Treasury in conjunction with the sale of the preferred shares is exercised. Because the number of commons shares available to the Treasury under the warrant is not determined until the final closing, which will take place, if at all, after the date of this report, we are unable to currently determine the number of common shares we will have to make available to the Treasury under the warrant. Although the Treasury has agreed not to vote any of the common shares it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any common shares acquired upon exercise of the warrant is not bound by this restriction.

     Control by our executive officers and directors may limit the influence of shareholder voting and could discourage an acquisition by third parties. As of March 3, 2008, our executive officers and directors beneficially owned approximately 20.3% of the outstanding shares of our common stock.  These shareholders, if acting together, would be able to influence significantly all matters requiring approval by our shareholders, including the election of our Board of Directors, the approval of mergers or other transactions or events requiring shareholder approval.  This concentration of ownership, among other factors, could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer, which in turn could prevent our shareholders from realizing an acquisition premium over the market price for their shares of common stock.

We may not have the ability to pay dividends in the future.  The Board of Directors adopted a quarterly dividend payment in 2007.  While our Board of Directors intends to continue to declare dividends in the future if and to the extent warranted by our financial condition and cash availability, the Board’s determination whether to pay future dividends will depend on a number of factors, including but not limited to our future earnings, capital requirements, financial condition and future prospects.  We are also prohibited from paying dividends on our common stock if the scheduled payments on our junior subordinated debentures and trust preferred securities have not been made and will be further prohibited if we participate in the TARP CPP to the extent we do not pay dividends on any senior Preferred Stock issued in connection therewith.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms. The following table sets forth certain information concerning the real estate that we own or lease:

Location	Square Feet/Acres	Owned/Leased	Occupant	Monthly Rent or Mortgage Payment
Denver, CO	62,487 sq.ft.	Leased through October 31, 2016 (1)	United Western Bancorp and various of its subsidiaries	$114,000
Highlands Ranch, CO	18 sq.ft.	Leased month to month	United Western Bancorp	$2,400
Dallas, TX	6 sq.ft.	Leased month to month	United Western Bancorp	$875
Aspen, CO	1,563 sq.ft.	Leased	United Western Bank – Aspen office	$7,500
Boulder, CO	5,492 sq.ft.	Leased (land lease)	United Western Bank – Boulder Branch	$1,356
Denver, CO	6,492 sq.ft.	Leased (land lease)	United Western Bank – Cherry Creek Branch	$2,500
Fort Collins, CO	1.27 Acres	Owned	United Western Bank – Fort Collins Branch	N/A
Loveland, CO	1.16 Acres	Owned	United Western Bank – Loveland Branch	N/A
Longmont, CO	1.36 Acres	Owned	United Western Bank – Longmont Branch	N/A
Denver, CO	.519 Acres	Leased (land lease)	United Western Bank – Hampden Branch	$12,917
Centennial CO	1.41 Acres	Owned	United Western Bank – DTC Branch	N/A
Thornton, CO	2,950 sq.ft.	Leased through April 2010	United Western Bank	$3,000
Waco, TX	11,294 sq.ft.	Leased through June 30, 2011	Sterling Trust Company	$13,553
Waco, TX	10,849 sq.ft.	Leased through June 30, 2011	Sterling Trust Company	$9,764
Phoenix, AZ	17,421 sq.ft.	Leased through September 30, 2010	Matrix Financial Services	$10,975
St. Louis, MO	6,144 sq.ft.	Leased through June 30, 2012	Equi-Mor Holdings, Inc.	$14,125
St. Louis, MO	5,500 sq.ft.	Owned	Equi-Mor Holdings, Inc.	N/A
St. Louis, MO	42,000 sq.ft.	Owned	Equi-Mor Holdings, Inc.	N/A
Ft. Lupton, CO	389 Lots	Owned	Matrix Funding Corp.	N/A

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

United Western Bancorp, Inc. United Heritage Financial Group, Inc. and United Heritage Life Insurance Company v. First Matrix Investment Services et al. On October 27, 2006, a complaint was filed against the Company and UWIS (formerly known as First Matrix Investment Services, Corp.), and with Brian Curd and Kent Snodgrass, former employees of UWIS, in Idaho State District Court alleging violations of state securities laws, the Idaho Consumer Protection Act and fraud arising from the sale of an approximately $1.7 million mortgage backed bond from UWIS to one of the plaintiffs.  The case, which was subsequently removed to the U.S. District Court in Idaho on December 12, 2006, is based on the plaintiffs’ claims that First Matrix should have made certain disclosures regarding the risk of the withdrawal of a USDA government guarantee of the bond, which withdrawal subsequently occurred and the bond went into default. In June of 2007, the court dismissed the underwriter, Duncan Williams, from the lawsuit based on lack of personal jurisdiction; however, based on the testimony of certain depositions in this matter, the court has scheduled an evidentiary hearing in March of 2009 to determine whether the court does have personal jurisdiction over Duncan Williams.  The Company and UWIS may seek indemnification for the claims made against them in this case from the underwriter or from other potentially responsible parties.  While the defendants’ liability, if any, to the plaintiffs in this case is uncertain at this time, the Company believes that the defendants have meritorious defenses to the plaintiffs’ claims.

United Western Bank.  Ward Enterprises, LLC v. Daniel E .McCabe et.  al. including United Western Bank.  In February 2008, the plaintiff filed a complaint in Colorado District Court for the City and County of Denver seeking damages from the holders of an institutional account at the Bank, the Bank, and a former employee of the Bank, for breach of fiduciary duties due to the plaintiff and aiding and abetting the conversion of approximately $1.84 million of plaintiff’s funds by the holder of the institutional account maintained at the Bank.   In May 2007, the parent company of the McCabe co-defendants filed for Chapter 11 bankruptcy protection in the U.S. District Court for the Southern District of New York.  In December 2008, the bankruptcy court in New York ruled that many of the plaintiff’s claims in the Colorado action belong to the bankruptcy trustee.  The plaintiff has appealed that ruling, and the action in Colorado is indefinitely stayed pending resolution of various issues in the related bankruptcy matter.  While the defendants’ liability, if any, to the plaintiff in this case is uncertain at this time, the Company believes that the defendants have meritorious defenses to the plaintiff’s claims.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

Our common stock, $0.0001 par value, is traded on the NASDAQ Global Market under the symbol “UWBK.”  The following table sets forth the quarterly market price for our common stock and cash dividends paid per share of our common stock for 2008 and 2007:

	Market Price
Quarter Ended:	High	Low	Dividends Paid
December 31, 2008	$11.99	$7.01	$0.06
September 30, 2008	13.44	10.48	0.06
June 30, 2008	17.92	12.56	0.06
March 31, 2008	20.00	16.24	0.06

December 31, 2007	$22.30	$20.00	$0.06
September 30, 2007	25.27	20.55	0.06
June 30, 2007	25.99	23.45	0.06
March 31, 2007	24.01	19.82	0.06

At December 31, 2008, there were 7,253,391 shares of the Company’s common stock outstanding held by 159 holders of record, which excludes beneficial owners who hold their shares through nominees or in “street” name.  The closing price per share of common stock on December 31, 2008, the last trading day of the Company’s fiscal year, was $9.36.

The Company’s management and board of directors are currently committed to continuing to pay regular cash dividends; however, there can be no assurance as to future dividends because they are dependent on the Company’s future earnings, capital requirements and financial conditions.  Also, the Company is prohibited from paying dividends on its common stock if the scheduled payments on our junior subordinated debentures and trust preferred securities have not been made.  See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Liquidity and Capital” in this report and Notes 13 and 14 to the financial statements.  The ability of Sterling, UWIS and United Western Bank to pay dividends to United Western Bancorp may be restricted due to certain regulatory requirements.  See Item 1. “Business – Regulation and Supervision” in this report.  In addition to adhering to our internal target payout ratio, there are regulatory restrictions on our ability to pay dividends. See Item 1. “Business - Supervision and Regulation - Dividends” above and Note 13 to the financial statements.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by the Company of the Company’s common stock during 2008 and 2007:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plan	Maximum Number of Shares that may yet be purchased under the Plan
January 1 through February 29, 2008	–	–	–	–
March 1 through March 31, 2008	13,900	$16.25	13,900	365,018
April 1 through May 31, 2008	–	–	–	–
June 1 through June 30, 2008	100,000	13.79	100,000	265,018
July 1 through December 31, 2008	–	–	–	–
Total	113,900	$14.09	113,900	265,018

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plan	Maximum Number of Shares that may yet be purchased under the Plan
January 1 through July 31, 2007	–	$–	–	–
August 1 through August 31, 2007	25,000	21.54	25,000	414,118
September 1 through November 30, 2007	–	–	–	–
December 1 through December 31, 2007	35,200	20.23	35,200	378,918
Total	60,200	$20.78	60,200	378,918

All purchases of common stock were made pursuant to the Company’s announced open market stock repurchase plan.  On November 13, 2006, the Company’s Board of Directors authorized the repurchase of up to five percent of the Company’s outstanding common stock.  There were 7,556,573 shares outstanding at the time the repurchase was approved, which resulted in 377,829 shares available for repurchase.  There were 300,000 shares of this authorization utilized in 2006.  On August 2, 2007, the Company’s Board of Directors authorized the repurchase of up to 5% of the outstanding shares of the Company’s common stock, which represented a total of 361,289 additional shares.  Although there are 265,018 remaining available shares that were authorized for repurchase, the Company has no further plans to repurchase additional shares of its common stock.

Stock-Based Compensation Plans

The following table provides information as of December 31, 2008 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.  For further information, see Note 14 to the consolidated financial statements included in this report.

Plan Category		Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
		(a)	(b)	(c)
Equity compensation plans approved by security holders	(1)	1,034,535	$19.37	783,722
Equity compensation plans not approved by security holders		_	_	_
Total		1,034,535	$19.37	783,722

(1) Column (a) includes the options granted under the 1996 Amended and Restated Stock Option Plan, the 2006 Special Stock Option Plan and the 2007 Equity Incentive Plan. Column (c) includes 638,717 shares that are available for future issuance under the 2007 Equity Incentive Plan and 145,005 shares that are available under the Company’s 1996 Employee Stock Purchase Plan (“ESPP”).  There are no shares remaining under the 2006 Special Stock Option Plan.  There are 384,590 shares that are available under the Company’s 1996 Amended and Restated Stock Option Plan.  These shares have been excluded from column (c) as management and the Board of Directors intends to make all prospective equity incentive awards from the 2007 Equity Incentive Plan. Column (a) does not include securities approved by shareholders under the Company’s ESPP, which has a shareholder approved reserve of 400,000 shares.  Under the ESPP, each eligible employee may purchase a limited number of shares of common stock at annual intervals each year at a purchase price per share equal to 85% of the fair market value of the Company’s common stock as of either the beginning or ending date of the annual purchase period.  Participation under the ESPP was suspended during 2006.  In 2007 the Company re-implemented the ESPP and issued 18,308 shares and 26,634 shares in 2007 and 2008, respectively.

Performance Graph

The performance graph below compares the cumulative total shareholder return on United Western Bancorp, Inc. common stock with the cumulative total return on the equity securities of companies included in the SNL $1 billion to $5 billion Thrift Index and the Russell 2000 Index.  The graph assumes an investment of $100 on December 31, 2003 and reinvestment of dividends on the date of payment without commissions.  The performance graph represents past performance and should not be considered to be an indication of future performance.

	Period Ended
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
United Western Bancorp, Inc	$100.00	$135.24	$203.35	$216.11	$218.51	$104.12
SNL $1B-$5B Thrift index	100.00	113.33	112.34	129.21	100.79	85.98
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44

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

        Information presented in this table is from continuing operations.  This information excludes, for all periods presented, the results of Matrix Bancorp Trading, Inc., a former brokerage subsidiary, which we sold certain assets and the operations of effective March 31, 2006, and ABS School Services, LLC, our former school services subsidiary, which we sold to former executive officers of the Company on May 5, 2006.  Both of these dispositions were part of our strategy to divest certain non-core operations of the Company and are reported as discontinued operations.  The results from continuing operations include, however, the operations of Matrix Asset Management Corporation in which our majority interest was sold in 2004, and the equity earnings generated by our joint venture investment in Matrix Settlement and Clearance Services, LLC, in which our interest was sold in 2004.  The results from continuing operations as reflected herein are not necessarily reflective of the financial results that might have occurred had the dispositions referred to above actually been completed on the indicated date, and are not indicative of any future results.

	As of and for the
	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share data)
Statement of Operations Data
Interest and dividend income	$115,017	$121,559	$115,300	$87,096	$70,573
Interest expense	33,032	52,717	59,783	42,466	30,771
Net interest income before provision for credit losses	81,985	68,842	55,517	44,630	39,802
Provision for credit losses	8,599	2,312	2,019	891	2,089
Net interest income after provision for credit losses	73,386	66,530	53,498	43,739	37,713
Noninterest income:
Custodial and administration services	10,221	8,435	6,833	7,217	7,853
Loan administration	4,914	6,311	7,749	10,103	15,253
Gain on sale of loans held for sale	764	2,124	640	1,511	6,164
(Gain) loss on trading securities	–	–	(229)	613	50
Gain on sale of available for sale investment securities	–	98	274	(122)	372
Write-down on other-than-temporary impairment of securities	(4,110)	–	–	–	–
Gain on sale of assets	–	–	3,100	300	31,767
Litigation settlements	–	155	2,550	764	–
Other	3,072	3,860	8,274	8,203	17,743
Total noninterest income	14,861	20,983	29,191	28,589	79,202
Noninterest expense	75,759	74,064	69,183	74,604	86,095

Income (loss) from continuing operations before income taxes	12,488	13,449	13,506	(2,276)	30,820
Income tax expense(benefit)	2,536	3,308	3,593	(2,414)	10,817
Income from continuing operations	$9,952	$10,141	$9,913	$138	$20,003

Income from continuing operations per share basic	$1.39	$1.40	$1.27	$0.02	$3.07
Income from continuing operations per share assuming dilution (1)	$1.39	$1.40	$1.27	$0.02	$3.02
Weighted average common shares – basic	7,164,250	7,247,636	7,791,516	6,943,480	6,520,239
Weighted average common shares – assuming dilution	7,164,598	7,266,887	7,791,516	7,036,128	6,630,006

Balance Sheet Data
Total assets	$2,258,653	$2,096,110	$2,156,548	$2,079,388	$1,888,860
Securities	558,037	661,781	838,979	540,194	316,367
Loans held for investment, net	1,233,301	885,710	711,601	425,943	379,717
Loans held for sale, net	291,620	369,071	444,120	927,442	989,822
Mortgage servicing rights, net	9,496	11,971	15,399	20,708	26,574
Deposits (2)	1,724,672	1,385,481	1,345,681	1,124,044	1,119,159
Custodial escrow balances	29,697	34,172	40,017	49,385	51,598
FHLBank borrowings	226,721	406,129	519,431	615,028	506,118
Junior subordinated debentures owed to unconsolidated subsidiary trusts	30,442	30,442	56,216	61,372	61,835
United Western Bank repurchase agreements	81,265	76,428	50,000	–	–
Other borrowings	38,000	21,000	10,000	29,581	31,573
Total shareholders’ equity(3)	101,949	113,421	107,753	180,728	92,315

Operating Ratios and Other Selected Data
Average equity to average total assets(4)	5.01%	5.42%	5.12%	5.07%	4.48%
Yield on assets	5.54	6.09	5.63	4.75	4.54
Cost of liabilities	1.80	3.06	3.26	2.56	2.17
Net interest margin(4)(5)	3.96	3.46	2.74	2.44	2.57
Return from continuing operations on average total assets(4)	0.45	0.48	0.46	0.01	1.11
Return from continuing operations on average equity (4)	9.06	8.91	8.92	0.14	24.70
Operating efficiency ratio(6)	75.51	78.57	75.14	92.90	59.49
Trust assets under administration (end of period)	4,757,449	4,509,480	3,795,317	3,079,117	18,195,726

	As of and for the
	Year Ended December 31,
	2008		2007		2006		2005		2004
	(Dollars in thousands, except per share data)
Ratios of Earnings to Fixed Charges(7)
Including interest on deposits	1.36	x	1.25	x	1.22	x	0.95	x	1.97	x
Excluding interest on deposits	1.58	x	1.50	x	1.35	x	0.92	x	2.45	x

Total Loan Performance Ratios and Data
Nonperforming loans(8)	$21,899		$10,475		$8,398		$16,894		$31,345
Nonperforming loans/total loans(8)	1.42%		0.83%		0.72%		1.24%		2.27%
Nonperforming assets/total assets(8)	1.17		0.65		0.64		1.03		1.82
Net loan charge-offs/average loans(4)	0.05		0.06		0.29		0.20		0.14

Loans held for Investment Performance Ratios and Data
Allowance for credit losses	$16,183		$8,000		$6,231		$4,808		$5,974
Nonperforming loans held for investment(8)	8,647		4,251		3,675		9,601		16,558
Nonperforming loans held for investment /total loans held for investment(8)	0.69%		0.48%		0.51%		2.23%		4.30%
Allowance for credit losses/total loans held for investment	1.30		0.90		0.87		1.12		1.55
Allowance for credit losses/nonperforming loans held for investment	187.15		188.19		169.55		50.08		36.08

__________

(1)
Net income per common share assuming dilution is based on the weighted average number of common shares outstanding during each period and the dilutive effect, if any, of stock options and restricted stock outstanding.  There are no other dilutive securities.

(2)	At December 31, 2008, 2007, 2006, 2005 and 2004, the total balance of brokered deposits was $35 million, $13.0 million, $25.7 million, $42.5 million, and $247.9 million, respectively.
(3)
Total Shareholders’ Equity at December 31, 2005 included approximately $87.0 million in proceeds from the private offering.  The Company used approximately $79.5 million of the proceeds in January 2006 to complete the issuer tender offer and purchase shares of the Company’s common stock.  This use of proceeds reduced total shareholders equity in January 2006.  See Note 22 – Private Placement and Tender Offer to the financial statements.

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

Fourth Quarter Results

Net income for the fourth quarter of 2008 was $2.0 million or $.29 per diluted share compared to net income of $1.5 million for the third quarter of 2008 or $.21 per diluted share.  The Company reported income of $3.0 million or $.41 per diluted share in the fourth quarter of 2007. The results of the fourth quarter of 2008 were significantly impacted by the current economic environment.

Comparing the fourth quarter to the third quarter of 2008, net interest income declined $195,000, as a result of the overall declining interest rate environment.  Total interest income for the fourth quarter of 2008 declined by $260,000, to $28.9 million as compared to the third quarter of 2008. Interest income on community bank loans increased $143,000 from the $84 million growth in the average community bank loans.  However, this increase was offset by declines in the interest income from wholesale loans, which declined by $201,000 as a result of the decline in the average wholesale assets due to payoffs of $47 million and the decline in interest income on interest-bearing deposits and lower dividends from FHLBank stock reduced income $202,000.  For the fourth quarter of 2008, the yield on interest-earning assets was 5.35% compared to 5.51% for the third quarter of 2008.  Interest expense declined $64,000 in the fourth quarter which was principally the result of a decline in the rates paid on money market accounts.  In the fourth quarter the cost of funds was 1.64% compared to 1.73% for the third quarter of 2008.

Net interest income was $20.8 million for the fourth quarter of 2008 compared to $18.4 million for the fourth quarter of 2007.  The yield on interest-earning assets was 5.35% for the fourth quarter of 2008 compared to 6.12% for the fourth quarter of 2007.  The cost of interest bearing liabilities was 1.64% for the fourth quarter of 2008 compared to 2.76% for the fourth quarter of 2007.  Between the periods, interest rates declined due to the economic environment that was prevalent in 2008, which resulted in declines in the yield on assets and liabilities.  The Company increased net interest income on community bank loans from the continuing execution of our community banking business plan as average community bank loans grew approximately $419 million between the periods.  Runoff of wholesale assets from repayment resulted in declines in interest income from those assets.  Interest expense declined principally as a result of the declining interest rate environment.

Net interest income before provision for credit losses totaled $20.8 million for the quarter ended December 31, 2008, compared to $21.0 million for the quarter ended September 30, 2008.  Our net interest margin was 3.88% for the fourth quarter of 2008 compared to 3.99% for the third quarter of 2008.  The 11 basis point decline in net interest margin between the third and fourth quarters of 2008 was due to the factors discussed above. For the quarter ended December 31, 2007 net interest margin was 3.73%; the 15 basis point increase in the net interest margin from the fourth quarter of 2007 and 2008 was principally due to our management of interest expense and continuing growth of community bank loans that replaced wholesale loans.

Provision for credit losses expense increased $170,000 between the third and fourth quarters of 2008.  The provision for credit losses expense of $2.4 million for the fourth quarter of 2008 was the result of the $64 million of growth net of repayments in the community bank loan portfolio, an increase in specific impairments of $189,000 for one commercial loan, and approximately $1.7 million related to other existing loans that demonstrated signs of weakness for which the loan grade was reduced as well as a continued decline in general economic conditions.  Provision for credit losses was $1.2 million in the fourth quarter of 2007 reflecting $98 million of net growth in the community bank loan portfolio during the period and an increase reflecting general economic conditions.

Noninterest income was $4.3 million for the quarter ended December 31, 2008, compared to $4.7 million for the quarter ended December 31, 2007 and $1.1 million for the quarter ended September 30, 2008.  The decrease in the year-over-year period was due principally to continued declining loan administration income that is associated with the reduction of our mortgage servicing portfolio.  Noninterest income increased $3.2 million between the third and fourth quarter of 2008, because in the third quarter we incurred an other-than-temporary impairment charge of $4.1 million to reduce the two private-label mortgage-backed securities to market value in the third quarter.  In the fourth quarter of 2008, we realized gains on sale of loans of $21,000 compared to $418,000 in the third quarter and we received a dividend of $540,000 from our investment in Matrix Financial Solutions, Inc. in the third quarter which did not occur in the fourth quarter.

Noninterest expense was $20.2 million for the quarter ended December 31, 2008, compared to $17.6 million for the quarter ended December 31, 2007, and $19.3 million for the quarter ended September 30, 2008.  Between the fourth quarters of 2008 and 2007, the principal factors contributing to the $2.6 million increase in noninterest expenses were increases in lower of cost or fair value adjustments, which increased $1.8 million in the periods from ($176,000) for the fourth quarter of 2007 to $1.6 million in the fourth quarter of 2008.  This increase was the result of current economic conditions and the result of a significant reduction in the marketplace for whole loans.  Professional fees increased $742,000 between the periods.  Of this increase, $312,000 was due to our decision to change independent accountants in the fourth quarter of 2008, and approximately $250,000 was for increased legal fees related to loan collection and routine legal matters.  In comparing the fourth quarter and the third quarter 2008, the principal factors that contributed to the $908,000 increase in noninterest expenses were an increase of $1 million in the charge to reduce loans held for sale to the lower of cost or fair value, higher professional fees, for the reasons stated above, and other general and administration expenses increased due to higher other expenses associated with loans and servicing loans.

Income tax expense was $576,000 for the quarter ended December 31, 2008, compared to $1.2 million for the quarter ended December 31, 2007 and ($805,000) for the quarter ended September 30, 2008.  Our tax rate was 22.1%, 29.4% and (117)% for those same periods, respectively.  The tax rate for the fourth quarter of 2008 and 2007 was impacted by the level of pretax earnings and New Markets Tax Credits. The tax rate for the third quarter of 2008 was impacted by the other-than-temporary impairment charge, and the resolution of uncertain tax positions as well as other items that reduced income tax expense by $694,000.

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

Reflecting concern about the stability of the finance markets in general and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased, to provide funding and liquidity to borrowers, including other financial institutions. In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, specifically the Troubled Asset Relief Program (“TARP”) thereunder, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts through TARP’s Capital Purchase Program (the “CPP”). Under this program, from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock.  In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred stock investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity in such institution issued under the CPP.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (the “TLGP”).  The TLGP was announced by the FDIC on October 14, 2008, after the determination of systemic risk by the Secretary of the Department of Treasury (after consultation with the President), as an initiative to counter the system-wide crisis in the nation’s financial sector.  Under the TLGP the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC insurance deposit insurance coverage for noninterest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts (“IOLTA”) accounts held at participating FDIC-insured institutions through December 31, 2009.  Coverage under the TLGP was available for the first 30 days without charge.  The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt.  The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000.

On November 7, 2008, the Company made application through its regulator, the OTS, to participate in the CPP.  The OTS forwarded the Company’s application to the Department of Treasury and the Company expects it will be informed in the normal course of business of the Department of Treasury’s consideration.  The Company’s Board of Directors will consider accepting CPP proceeds, should we have the opportunity to do so. If accepted the Company plans to use its proceeds from the CPP to improve the capital ratios of the Bank and the Company and to prudently provide additional credit to customers in the markets we serve.

On February 17, 2009, President Obama signed the American recovery and Reinvestment Act of 2009 into law, which, among other things, amends and replaces Section 111 of EESA which formed the basis of a number of the executive compensation restriction limits imposed by EESA. See Item 1. “Business - Regulation and Supervision - American Recovery and Reinvestment Act of 2009.”  The effect of this Act upon our operations is not, as yet, fully understood.  However, should the Company participate in the EESA, particularly the CPP, in the future; there will likely be changes in our operations some of which may have adverse consequences to our ability to execute on our strategy.

    On February 27, 2009, the FDIC proposed amendments to the restoration plan for the Deposit Insurance Fund.  This amendment proposes the imposition of a 20 basis point emergency special assessment on insured depository institutions as of June 30, 2009.  The assessment is proposed to be collected on September 30, 2009.  The interim rule would also permit the FDIC to impose an emergency special assessment after June 30, 2009, of up to ten basis points if necessary to maintain public confidence in federal deposit insurance. Based on average deposits for the fourth quarter, this special assessment, if implemented as proposed,  would equal approximately $3 million.  This special assessment if implemented as proposed will have a significant impact on the results of operations of the Company for 2009.

Overview

For the year ended December 31, 2008, income from continuing operations was $10.0 million compared to $10.1 million for the year ended December 31, 2007.  Diluted earnings per share from continuing operations for 2008 were $1.39 or $.01 lower than the $1.40 per share in 2007.

Total assets at December 31, 2008 were $2.26 billion, which represented an increase of $163 million from December 31, 2007.  Total community bank loans, inclusive of both loans held for sale and loans held for investment increased $413 million during 2008 to $1.12 billion.  Run off of investment securities and wholesale loans offset a significant portion of the growth of community bank loans.

We have completed three years of our five to seven year transformation to a community banking enterprise.  We opened our seventh regional banking location, located at Hampden Avenue in South Denver in December 2008 and plan to open one additional location, Centennial in the spring of 2009.  We are considering three additional organic growth locations in Colorado’s Front Range.  Our decision to move forward on the continued organic growth of our distribution network will be tied to the overall economic environment, our availability of capital to fund the growth and general market conditions.

In prior financial statement filings, the Company presented the valuation allowance to reduce loans held for sale to the lower of cost or fair value in two components, one an allowance for credit losses that separately considered credit loss exposure and one valuation allowance that separately considered market risk factors.  Management has reclassified prior period financial statements to reflect the valuation allowance to reduce loans held for sale at the lower of cost or fair value as one valuation allowance balance.  This revision to our presentation, reduced provision for credit losses for the years ended 2007, 2006, 2005 and 2004 to $2,312,000, $2,019,000, $891,000 and $2,089,000, respectively, from the previous presentation of provision for credit losses of $2,451,000, $2,341,000, $1,490,000 and $3,269,000, for the same periods, respectively.  Offsetting the reduction in provision for credit losses, was an increase in other expense – lower of cost or fair value adjustment.  The lower of cost or fair value adjustment for the year ended December 31, 2007, 2006, 2005, and 2004 was $583,000, ($2,339,000), $2,339,000, and $0, respectively, and is now presented as $722,000, ($2,017,000) $2,017,000 and $0, for those same periods, respectively.  This reclassification and other reclassifications made to these financial statements had no impact on total assets, shareholders’ equity, or net income for any period.

Between 2007 and 2008 we increased net interest income before provision for credit losses by $13.1 million and our net interest margin grew 50 basis points from 3.46% for 2007 to 3.96% for 2008.  With the reductions in interest rates that occurred in the second half of 2008, we believe it will be difficult for the Company to increase its net interest margin in 2009.

Given the state of the national economy and the prospects for further contraction in the Colorado state economy in 2009, we believe it is possible that there will be an increase in our nonperforming community bank assets, despite our careful underwriting standards.  We believe our asset quality should remain better than most of our peers; however, our asset quality will reflect the conditions of the customers and markets we serve going forward.

Results of Operations

Income from continuing operations for 2008 was $10.0 million, or $1.39 per diluted share compared to $10.1 million, or $1.40 per diluted share, for 2007 and $9.9 million or $1.27 per diluted share for 2006.  Details of the changes of the various components of income from continuing operations are further discussed below.

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

	Year Ended December 31,
	2008			2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Community bank loans:
Commercial real estate	$312,299	$20,082	6.43%	$172,716	$12,750	7.38%	$89,062	$6,076	6.82%
Construction and development	321,410	19,080	5.94	157,796	14,394	9.12	49,177	4,557	9.27
Originated SBA loans	113,430	8,340	7.35	96,848	9,136	9.43	99,992	9,541	9.54
Multifamily	48,906	2,927	5.98	55,464	3,615	6.52	60,618	3,638	6.00
Commercial	112,239	7,122	6.35	54,765	4,707	8.59	10,619	857	8.07
Consumer and other loans	13,154	482	3.66	4,419	287	6.49	1,151	74	6.43
Total community bank loans	921,438	58,033	6.30	542,008	44,889	8.28	310,619	24,743	7.97
Wholesale assets:
Residential mortgage loans	385,908	20,503	5.31	517,720	27,882	5.39	723,314	35,223	4.87
Purchased SBA loans and securities	157,928	5,109	3.24	213,311	10,393	4.87	282,421	17,435	6.17
Mortgage-backed securities	560,039	29,894	5.34	663,379	35,233	5.31	669,085	34,519	5.16
Total wholesale assets	1,103,875	55,506	5.03	1,394,410	73,508	5.27	1,674,820	87,177	5.21

Interest-earning deposits	18,454	345	1.84	20,382	1012	4.90	21,253	1066	4.95
FHLBank Stock	34,298	1,133	3.30	39,297	2,150	5.47	40,677	2,314	5.69
Total interest-earning assets	$2,078,065	$115,017	5.54%	$1,996,097	$121,559	6.09%	$2,047,369	$115,300	5.63%

Noninterest-earning assets:
Cash	$19,239			$18,720			$15,360
Allowance for credit losses	(13,500)			(9,238)			(8,988)
Premises and equipment	21,662			11,321			15,341
Other assets	87,333			82,585			100,375
Total non-interest bearing assets	114,734			103,388			122,088
Total assets	$2,192,799			$2,099,485			$2,169,457

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Savings accounts	$256	$2	0.76%	$165	$2	1.26%	$211	$3	1.42%
Money market and NOW accounts	1,238,869	10,376	0.84	1,198,094	25,759	2.15	1,052,600	20,350	1.93
Certificates of deposit	59,718	2,284	3.82	32,369	1,381	4.27	56,320	2,389	4.24
FHLBank borrowings	383,543	13,769	3.53	351,231	17,086	4.80	630,229	30,275	4.74
Repurchase agreements	78,934	2,975	3.71	72,354	3,494	4.83	9,315	468	5.02
Borrowed money and junior subordinated debentures	53,702	3,626	6.64	59,742	4,995	8.25	71,582	6,298	8.68
Total interest-bearing liabilities	$1,815,022	$33,032	1.80%	$1,713,955	$52,717	3.06%	$1,820,257	$59,783	3.26%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	$246,064			$249,356			$214,068
Other liabilities	21,831			22,327			24,048
Total non-interest bearing liabilities	267,895			271,683			238,116
Shareholders’ equity	109,882			113,847			111,084
Total liabilities and shareholders’ equity	$2,192,799			$2,099,485			$2,169,457

Net interest income before provision for credit losses		$81,985			$68,842			$55,517
Interest rate spread			3.74%			3.03%			2.37%
Net interest margin			3.96%			3.46%			2.74%
Ratio of average interest-earning assets to average interest-bearing liabilities			114.49%			116.46%			112.48%

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

	Year ended 2008 versus 2007			Year ended 2007 versus 2006
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:	(Dollars in thousands)
Community bank loans:
Commercial real estate loans	$9,155	$(1,823)	$7,332	$6,137	$537	$6,674
Construction and development loans	11,017	(6,331)	4,686	9,955	(118)	9,837
Originated SBA loans	1,413	(2,209)	(796)	(295)	(110)	(405)
Multifamily loans	(405)	(283)	(688)	(322)	299	(23)
Commercial Loans	3,900	(1,485)	2,415	3,791	59	3,850
Consumer and other loans	365	(170)	195	212	1	213
Wholesale assets:
Residential Loans	(6,973)	(406)	(7,379)	(10,806)	3,465	(7,341)
Purchased SBA loans and securities	(2,308)	(2,976)	(5,284)	(3,780)	(3,262)	(7,042)
Mortgage-backed securities	(5,536)	197	(5,339)	(294)	1,008	714
Interest-earning deposits	(87)	(580)	(667)	(44)	(10)	(54)
FHLBank stock	(247)	(770)	(1,017)	(77)	(87)	(164)
Total interest-earning assets	10,294	(16,836)	(6,542)	4,477	1,782	6,259

Interest-bearing liabilities:
Savings accounts	1	(1)	(0)	(1)	-	(1)
Money market and NOW accounts	847	(16,230)	(15,383)	2,987	2,422	5,409
Certificates of deposit	1,062	(159)	903	(1,024)	16	(1,008)
FHLBank borrowings	1,446	(4,763)	(3,317)	(13,570)	381	(13,189)
Repurchase agreements	310	(829)	(519)	3,045	(19)	3,026
Borrowed money	(467)	(902)	(1,369)	(1,261)	(42)	(1,303)
Total interest-bearing liabilities	3,199	(22,884)	(19,685)	(9,824)	2,758	(7,066)
Change in net interest income	$7,095	$6,048	$13,143	$14,301	$(976)	$13,325

Net Interest Income.  Net interest income before provision for credit losses increased $13.1 million, or 19.1%, to $82.0 million for the year ended December 31, 2008, as compared to $68.8 million for 2007.  Our net interest margin increased 50 basis points, to 3.96% for 2008 from 3.46% for 2007.  Interest income declined $6.5 million to $115.0 million for 2008 compared to $121.6 million for 2007.

Interest income on community bank loans increased $13.1 million on a $379.4 million increase in volume partially offset by a 1.98% decline in the average rate.  The increase in volume of $379.4 million resulted in additional interest income of $25.4 million.  For 2008, the yield on community bank loans was 6.30% compared to 8.28% for 2007.  This 198 basis point decrease in yield contributed to an offsetting reduction of $12.3 million in interest income.  The increase in volume is due to the continued execution of our business plan, the decline in rates was due to market factors.  A significant portion of our community bank loans are variable rate and during 2008, the prime rate of interest declined 4.00% from 7.25% at December 31, 2007 to 3.25% at December 31, 2008.

Interest income on wholesale interest-bearing assets declined by $18.0 million, based on a $290.5 million decline in volume and a 24 basis points decrease in the yield on such assets.  The decline in wholesale interest bearing assets is consistent with our business plan to divest these assets in an orderly fashion over time as we transition the balance sheet to that of a traditional community bank.  The yield on wholesale residential loans and mortgage-backed securities declined to 5.03% for 2008 as compared to 5.27% for 2007.  The decrease in the yield on these assets was due principally to the decreases in market interest rates.  The majority of the wholesale assets are also variable rate including the purchased guaranteed portions of SBA 7(a) loans, which are tied to prime, and the residential mortgage loans for which the significant majority have reached their initial reset date and now fluctuate at least annually.

Interest expense decreased $19.7 million to $33.0 million for 2008 as compared to $52.7 million for 2007.  This decrease was caused by a decline in the average rate paid on interest-bearing liabilities of 1.26% to 1.80% for 2008 compared to 3.06% for 2007.  The average rate paid for our interest bearing liabilities declined by 126 basis points due to changes in market rates and management actions.  In the third quarter of 2007, we redeemed $20 million of junior subordinated debt, which resulted in a lower overall cost of interest-bearing liabilities.  Additionally, the decline in both LIBOR and Federal Funds rates that occurred during 2008 contributed to the overall decline in rates paid.  The decline in rates contributed $22.9 million to the decline in interest expense for 2008.  Average interest-bearing liabilities increased $101.1 million between 2008 and 2007 and this increase in average balance offset the decline in rate by $3.2 million.

Net interest income before provision for credit losses in 2007 increased $13.3 million, or 24.0%, to $68.8 million from $55.5 million in 2006.  Our net interest margin increased 72 basis points to 3.46% for 2007 from 2.74% for 2006.

The increase in net interest margin for 2007 was due to a 46 basis point increase in the yield on our interest earning assets, which increased to 6.09% for 2007 from 5.63% for 2006.  The increase in yield was due to balance sheet transition, as higher yielding community bank loans replaced wholesale loans.  Average interest earning assets declined by $51.3 million between 2007 and 2006, wholesale assets declined by $280.4 million between the periods and higher yielding community bank loans increased $231.4 million.  The yield on community bank loans was 8.28% for 2007 compared to 7.97% for 2006 and the yield on wholesale loans was 5.27% for 2007 compared to 5.21% for 2006.  Thus although total average volume declined $51.3 million, due to the change in the mix of interest-earning assets, the change in volume contributed a $4.5 million increase in interest income.  The 46 basis point increase in the yield contributed $1.8 million to interest income for total increase in interest income of $6.3 million to $121.6 million for 2007.

The cost of interest bearing liabilities declined 20 basis points to 3.06% for 2007, as compared to 3.26% for 2006.  The decline in cost of liabilities was due to a change in mix and the redemption of junior subordinated debt. Average interest bearing liabilities decreased $106.3 million.  Due to the change in the mix of liabilities, although the average rate declined, the rate on money market and now accounts which comprise the majority of our interest-bearing liabilities increased to 2.15% for 2007 compared to 2006 and overall the change in rate caused a $2.7 million increase in interest expense.  The decline in average balance of $106.33 million resulted in a savings of $9.8 million for a total reduction in interest expense of $7.1 million for 2007.

Provision for Credit Losses.  The provision for credit losses is determined by management as the amount to be added to the allowance for credit losses after net charge-offs have been deducted to bring the allowance to a level that is management’s best estimate of probable incurred credit losses inherent in the held for investment loan portfolio.  The provision for credit losses totaled $8.6 million in 2008 compared to $2.3 million in 2007 and $2.0 million in 2006.  The provision for 2008 was the result of the $413 million of net new community bank loans added to the portfolio, an increase in specific impairments associated with loans that became nonperforming during the year, other loans that demonstrated signs of weakness for which the loan grade was reduced and a decline in the general economic conditions. The provision for 2007 and 2006 was principally due to the growth of the community bank loan portfolio that occurred during those years and our decision in 2006 to reevaluate community bank loan loss factors.  See the section captioned “Allowance for Credit Losses” elsewhere in this discussion for further analysis of the provision for credit losses.

Noninterest Income. An analysis of the components of noninterest income is presented in the table below:

	Years ended December 31,			$ Change		% Change
	2008	2007	2006	2008-2007	2007-2006	2008-2007	2007-2006
Noninterest income:	(Dollars in thousands)
Custodial and administrative services	$10,221	$8,435	$6,833	$1,786	$1,602	21%	23%
Loan administration	4,914	6,311	7,749	(1,397)	(1,438)	(22)	(19)
Gain on sale of loans held for sale	764	2,124	640	(1,360)	1,484	(64)	232
(Loss) gain on trading securities	-	-	(229)	-	229	-	(100)
Gain (loss) on sale of available for sale investment securities	-	98	274	(98)	(176)	(100)	(64)
Other than temporary impairment of securities	(4,110)	-	-	(4,110)	-	NM	-
Gain on sale of assets	-	-	3,100	-	(3,100)	-	100
Litigation settlements	-	155	2,550	(155)	(2,395)	(100)	(94)
Other income	3,072	3,860	8,274	(788)	(4,414)	(20)	(53)
Total noninterest income	$14,861	$20,983	$29,191	$(6,122)	$(8,208)	(29%)	28%

Custodial and Administration Services.  Service fees for custodial and administration services fees increased $1.8 million or 21%, to $10.2 million for the year ended December 31, 2008, as compared to $8.4 million for the year ended December 31, 2007.  The increase is due to increases in the volume of accounts and assets under administration, attributable to the continued successful marketing efforts by management of Sterling.  For 2008, total accounts under administration increased approximately 24% to 72,777 accounts at December 31, 2008, as compared to 58,622 at December 31, 2007, and total assets under administration increased to $4.76 billion at December 31, 2008, from $4.51 billion at December 31, 2007.

Service fees for custodial and administration services fees increased $1.6 million or 23%, to $8.4 million for the year ended December 31, 2007, as compared to $6.8 million in 2006.  The increase is due to increases in the volume of accounts and assets under administration, at Sterling.  For 2007, total accounts under administration increased approximately 16% to 58,622 accounts at December 31, 2007, as compared to 50,576 at December 31, 2006, and total assets under administration increased to $4.51 billion at December 31, 2007, from $3.82 billion at December 31, 2006.

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges.  Loan administration fees decreased $1.4 million, or 22%, to $4.9 million in 2008 as compared to $6.3 million in 2007.  Of the total loan administration income of $4.9 million for 2008, $4.4 million represents fees from our mortgage servicing portfolio at Matrix Financial Services and $484,000 represents fees for servicing SBA loans at United Western Bank.  In 2007, servicing income earned at Matrix Financial Services was $5.7 million and $583,000 represented fees for servicing SBA loans.  Loan service fees are principally affected by factors that include the size of our residential mortgage loan servicing portfolio, the servicing spread, the timing of payment collections and the amount of ancillary fees received.  Our mortgage loan servicing portfolio decreased to an average balance of $975 million for 2008 as compared to an average balance of $1.2 billion for 2007, resulting in the overall decline in loan administration income.  The average service fee (including all ancillary income) was 0.47% in 2008 versus 0.50% in 2007, which is a function of the loans that remain in the servicing portfolio and level of delinquencies.  Management anticipates loan administration income will continue to decrease as its mortgage servicing portfolio decreases through normal amortization and prepayments.

Loan administration fees decreased $1.4 million, or 19%, to $6.3 million in 2007 as compared to $7.7 million for the year ended December 31, 2006.  Our mortgage loan servicing portfolio had decreased to an average balance of $1.2 billion for 2007 as compared to an average balance of $1.5 billion for 2006.  The average service fee (including all ancillary income) was 0.50% in 2007 versus 0.47% in 2006, which is a function of the loans that remain in the servicing portfolio and level of delinquencies.

Gain on Sale of Loans Held for Sale.  Gain on sale of loans held for sale declined $1.4 million, or 64%, to $764,000 for the year ended December 31, 2008 compared to $2.1 million for 2007.  The gain reported for 2008 was from the sale of originated SBA loans with an unpaid principal balance of $23.3 million.  These loan sales were part of our management of industry concentrations, interest rate risk, and regular sales of the guaranteed portion of SBA-originated loans.  The decline in gain on sale of loans held for sale between 2008 and 2007 was related to market conditions and resultant lower premiums offered by purchasers.  Gains on sale of loans held for sale are part of our ongoing business plan.  We expect such gains will fluctuate from period to period based on a variety of factors, such as the current interest rate environment, the supply and mix of loans available in the market, the particular loans we elect to sell, overall volume of securitization activity for these loan types, and other market conditions.

Gain on sale of loans held for sale increased approximately $1.5 million, or 232%, to $2.1 million for the year ended December 31, 2007 compared to $640,000 for 2006.  The gain reported for 2007 was from the sale of originated SBA loans with an unpaid principal balance of $32.2 million.  For 2006, gain on sale of loans held for sale included $169,000 in gain from the sale of repurchased FHA and VA loans that we acquired from our mortgage servicing portfolio, gain of $682,000 from the sale of $12.4 million of unpaid principal balance of originated SBA loans, which was partially offset by a loss in the amount of $211,000 as a result of the sale of purchased SBA loans which were classified as held for sale at that time.

Loss on Trading Securities.  The Company eliminated the classification of trading securities during the year ended December 31, 2006.  During 2006, as part of our business plan, we purchased the guaranteed portions of SBA loans in the secondary market and pooled these into SBA pooled securities and sold the securities in the secondary marketplace.  In March 2006, we exited this business.  During 2006, we realized gains of $132,000 from the sale of these trading securities.  However, after we elected to exit the business, we transferred the SBA pooled securities to held to maturity securities and recognized a loss of $361,000 at that time, resulting in the loss of $229,000 that was recognized for the year ended December 31, 2006.  We have no plans to resume this business.

Gain on Sale of Available for Sale Investment Securities.  We did not sell any available for sale investment securities in 2008. In 2007 we realized gain of $98,000 from the sale of mortgage-backed securities, which were sold to assist in our balance sheet transition from wholesale assets to community bank assets.  In the year ended December 31, 2006, we realized gains on the sale of available for sale investment securities of $274,000, which is net of $17,000 of loss on the sale of available for sale securities.  Sales of available for sale investment securities will fluctuate from period to period based on market conditions and other factors.

Write-down on Other-than-temporary Impairment of Securities. Write-down on other-than-temporary impairment of securities represents a non-cash charge we incurred to reduce the carrying value of two nonagency mortgage backed securities to estimated fair value. The securities written-down in 2008 consisted of two nonagency collateralized mortgage obligations issued in 2005 and 2006 with total amortized cost of $9.4 million prior to the impairment write-down. The estimated market values for the securities totaled $5.3 million at the time of the charge and represented a decline in value of $4.1 million.  All principal and interest payments have been made to date in accordance with the terms of each security. Each security has received a ratings decline, and this information, together with the magnitude and duration of the decline in fair value, and the potential that expected future cash flows would not fully recover the investments principal and interest resulted in management’s conclusion that the securities were other-than-temporarily impaired within the meaning of GAAP, giving consideration to the current illiquidity in the marketplace and uncertainty of a recovery in value.

Gain on Sale of Assets.  We realized no gain on sale of assets for 2008 or 2007.  Gain on sale of assets was $3.1 million for the year ended December 31, 2006 and was related to our divestiture of non-core wholesale operations.  The 2006 gain included the exercise of our put option on our retained 25% interest in Matrix Asset Management LLC from which we realized a gain of $2.7 million, a $100,000 gain from the sale of certain assets of the Denver-based real estate brokerage operations of MTXC Realty Corp., and a $285,000 gain from the sale of property owned by the Company in the State of Texas.

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

Other Income. Other income for 2008 was $3.1 million, a $788,000, or 20%, decline from 2007.  The decline compared to 2007 was due to $4.4 million in nonrecurring revenues earned in 2007.  Other income in 2008 included income earned on bank owned life insurance of $954,000, dividends from cost-method investments of $540,000, prepayment penalties on loans and other loan fees not recognized as part of yield on loans of $405,000, rental income from a parcel of property retained from the sale of ABS School Services, LLC of $415,000 and other miscellaneous items that totaled $758,000.  In 2007, other income from these same items was $937,000 earned on bank owned life insurance.  Dividend income from cost-method investments was $405,000 in 2007; the increase for 2008 was related to the improved performance at Matrix Financial Solutions, Inc. and the resulting dividends declared by their management. Prepayment penalties and loan fees not recognized as part of yield on loans was $1.1 million in 2007; the decline that occurred in 2008 was related to a reduction in other loan fees received from other institutions based on declining lending activity resulting from current market conditions.  Income on the retained ABS School Services property was $414,000 relatively unchanged between the periods. Other miscellaneous items of other income for 2007 were approximately $1 million versus $757,000 for 2008.

In 2006, other income included $888,000 earned on bank owned life insurance.  Dividend income from cost-method investments was $162,000 in 2006; the increase for 2007 was related to the improved performance at Matrix Financial Solutions, Inc. and the resulting dividends declared by their management. Prepayment penalties and loan fees not recognized as part of yield on loans was $540,000 in 2006; the increase for 2007 was related to and consistent with the growth of our community banking business.  Income on the retained ABS School Services property of $414,000 unchanged between the periods. Other miscellaneous items of other income for 2006 were approximately $1.3 million versus $1 million in 2007.

Substantially all of the $4.4 million difference in other income between 2006 and 2007 was attributable to nonrecurring items in 2006.  Nonrecurring other revenues in 2006 included equity in earnings of unconsolidated subsidiaries of $462,000, fees from the monetization of New Markets Tax Credits of $2.2 million, and rental income from our headquarters building of $1.7 million.  Due to the sale in 2006 of our remaining interest in Matrix Asset Management, we had no equity in earnings of unconsolidated subsidiaries in 2007.  Due to the full deployment of our allocation of New Markets Tax Credits in 2006, no monetization fees were earned in 2007.  As we sold and leased-back our headquarters building in September 2006, the $11 million gain on that sale was deferred and is being amortized into income over the life of our lease term, or ten years, as a reduction in occupancy expense.  UWIS generated fees of approximately $600,000 in 2006 when it was still active in SBA pooling operations.

Noninterest Expense.  Noninterest expense increased $1.7 million, or 2%, to $75.8 million for the year ended December 31, 2008 from $74.1 million for 2007. Noninterest expense was $69.2 million for the year ended December 31, 2006.  The following table details the major components of noninterest expense for the periods indicated:

	Years ended December 31,			$ Change		% Change
	2008	2007	2006	2008-2007	2007-2006	2008-2007	2007-2006
	(Dollars in thousands)
Compensation and employee benefits	$30,929	$27,148	$22,309	$3,781	$4,839	14%	22%
Subaccounting fees	17,914	22,851	21,013	(4,937)	1,838	(22)	9
Amortization of mortgage servicing rights	2,635	3,489	5,810	(854)	(2,321)	(24)	(40)
Recovery of mortgage servicing rights	-	-	(276)	-	276	-	100
Lower of cost or fair value adjustments	2,793	722	(2,017)	2,071	2,739	287	136
Occupancy and equipment	3,436	2,946	3,781	490	(835)	17	(22)
Postage and communication	1,464	1,237	1,063	227	174	18	16
Professional fees	3,786	2,584	2,322	1,202	262	47	11
Mortgage servicing rights subservicing fees	1,690	1,931	2,488	(241)	(557)	(12)	(22)
Redemption of junior subordinated debentures	-	1,487	176	(1,487)	1,311	(100)	745
Other general and administrative	11,112	9,669	12,514	1,443	(2,845)	15	(23)
Total noninterest expense	$75,759	$74,064	$69,183	$1,695	$4,881	2%	7%

Compensation and employee benefits increased $3.8 million, or 14%, to $30.9 million for the year ended December 31, 2008 compared to $27.1 million for the year ended December 31, 2007.  This increase was primarily the result of the increase in full-time equivalent employees at United Western Bank as we continued to implement our community bank business plan.  Other factors included normal compensation increases for job performance and continued growth and expansion at Sterling Trust.  In 2008 we added a total of 43 employees and total employees were 371 at December 31, 2008 compared to 328 at December 31, 2007.  This increase included 27 additional employees at the Bank principally for positions added to complete the regional banking teams for the Longmont and Hampden Avenue branches that we opened in 2008, staff the leasing, energy banking, and retail lending teams, and additional personnel in SBA lending and credit administration.  The increase for 2008 also includes an increase of $489,000 of equity based compensation under FAS 123 (R), which was $1.5 million for 2008 versus $1,036,000 in 2007.  The increase is attributable to the increase in the number of eligible employees who participate in the equity based compensation plans.  Please see Note 14 to the consolidated financial statements for further information about the impact of FAS 123 (R) to our results from operations.

Compensation and employee benefits had increased $4.8 million, or 22% to $27.1 million in 2007 compared to $22.3 million in 2006.  This increase was primarily the result of the increase in full-time equivalent employees at United Western Bank, normal compensation increases for job performance and continued growth and expansion at Sterling Trust.  In 2007 we added a total of 46 employees, which represents an increase of 17%.  Total employees were 328 at December 31, 2007 compared to 282 at December 31, 2006.  This increase included 34 additional employees at the Bank principally for positions added to complete the regional banking teams established in 2006, staff the construction lending team, the Loveland team, and additional personnel in credit administration and consumer banking.  The increase for 2007 also includes an increase of $393,000 of equity based compensation under FAS 123 (R), which was $952,000 for 2007 versus $559,000 in 2006.

Subaccounting fees declined $4.9 million or 22%, to $17.9 million in 2008 compared to $22.9 million in 2007.  Subaccounting fees for 2007 grew by $1.8 million, or 9%, from $21.0 million in 2006.  Subaccounting fees represent fees paid to third parties to service depository accounts on our behalf and are incurred at United Western Bank for custodial and institutional deposits.  The decrease in subaccounting fees for 2008 was due to a decrease in the interest rates to which the subaccounting fees are related, partially offset by a $17 million increase in the average balance of deposits for which subaccounting fees are incurred.  Subaccounting fees are generally tied to the targeted federal funds rate.  The average rate was 2.09%, 5.05%, and 4.96% in 2008, 2007 and 2006, respectively.  The average balance of custodial and institutional deposits that are subject to subaccounting fees were $1.1 billion, $1.1 billion and $1.0 billion for 2008, 2007 and 2006, respectively.

Amortization of mortgage servicing rights decreased $854,000, or 24%, to $2.6 million for the year ended December 31, 2008 compared to $3.5 million for 2007. We have not added significantly to our mortgage servicing portfolio since we exited the mortgage production business at Matrix Financial Services in February 2003.  Our amortization of mortgage servicing rights fluctuates principally based on the prepayment rates experienced with respect to the underlying mortgage loan portfolio.  For the year ended December 31, 2008, our mortgage servicing rights portfolio experienced average prepayment speeds of 16.8% compared to 19.3% for the year ended December 31, 2007.  The average mortgage servicing rights portfolio in 2008 declined to $975 million compared to $1.2 billion for 2007.

Amortization of mortgage servicing rights had decreased $2.3 million, or 40%, to $3.5 million for the year ended December 31, 2007 compared to $5.8 million for 2006.  For the year ended December 31, 2007, our mortgage servicing rights portfolio experienced average prepayment speeds of 19.3% compared to 21.8% for the year ended December 31, 2006.  The average mortgage servicing rights portfolio in 2007 declined to $1.2 billion compared to $1.5 billion for 2006.

 We recovered $276,000 of previously recorded impairments on our mortgage servicing rights for the year ended December 31, 2006.  The Company presents its investment in mortgage servicing rights at the lower of cost or fair value.  The fair value of mortgage servicing rights is determined based on the discounted future servicing income stratified based on one or more predominant risk characteristics of the underlying loans.  The Company stratifies its mortgage servicing rights by product type and investor, among other things, to reflect the predominant risks.  To determine the fair value of its investment, the Company uses a valuation model that calculates the present value of future cash flows.  Due to changes in the interest rate environment during the periods, among other factors, an impairment recovery against the valuation of the asset was recognized in 2006.  While it is not possible to make a fair estimate at this time as to whether future impairments or recoveries will occur, further changes in market interest rates, or increases in anticipated future prepayment speeds, may cause additional impairment charges in future periods.  The impairment or recovery on mortgage servicing rights is included in expenses of our mortgage banking operating segment.

Lower of cost or fair value adjustments were $2.8 million, $722,000 and ($2.0 million) for the years ended December 31, 2008, 2007 and 2006, respectively.  These non-cash charges represent a valuation allowance charged to earnings to record our held-for-sale loan portfolios at the lower of cost or fair value (“LOCOFV”).  The held-for-sale portfolios are comprised of residential mortgage loans, multifamily loans and originated SBA loans.  The $2.1 million increase in the LOCOFV charge for 2008 was a result of the current market environment and resulting decline in marketability of loans held-for-sale.  In addition, two multifamily loans became nonperforming in 2008 requiring additional LOCOFV write down.  The charges incurred for 2007 and 2006 were based primarily on the residential mortgage loan portfolio.

Occupancy and equipment expense was $3.4 million for 2008, which represents an increase of $490,000, or 17%, as compared to the $2.9 million of occupancy and equipment expense for 2007.  Occupancy and equipment expense was $3.8 million for 2006.  During 2006 occupancy and equipment expense included $1.3 million of costs incurred to operate our headquarters location.  The decline in costs between 2006 and 2007 occurred as a result of the sale of the building on September 29, 2006.  Absent the impact of the headquarters location, occupancy and equipment expense was $3.4 million, $2.9 million, $2.5 million for 2008, 2007 and 2006, respectively.  The increases were related to our community banking business plan implementation, which at December 31, 2008 has resulted in the opening of seven full service banking locations and one loan production office.  The expense in 2007 was the result of our four full service locations and two regional loan production offices opened at December 31, 2007 versus two full service locations and one regional loan production office opened at December 31, 2006.  In addition, occupancy and equipment expense for 2008 and 2007 was favorably impacted by the recognition of $1.1 million in each year of the deferred gain from the sale of the United Western Financial Center.

Postage and communications expense was $1.5 million, $1.2 million and $1.1 million for 2008, 2007 and 2006, respectively.  The increase between the periods was related to growth of accounts and volumes at Sterling Trust, and the branch expansion at the Bank.

Professional fees expense was $3.8 million, $2.6 million and $2.3 million for 2008, 2007 and 2006, respectively.  Professional fees include employment, consulting, legal and fees paid to our independent public accountants.  The increase between 2007 and 2008 was caused by our decision to change independent public accountants in the fourth quarter of 2008, increased legal expenses associated with routine legal matters and loan collection issues. The increase between 2006 and 2007 was related to an increase in recruiting fees at United Western Bank and increases in fees to our independent public accountants related to the Company’s first Sarbanes-Oxley audit.

Mortgage servicing rights subservicing fees expense was $1.7 million, $1.9 million, and $2.5 million for 2008, 2007 and 2006, respectively.  These fees represent the cost of subservicing our mortgage servicing portfolio by a third party.  The decline in these fees is consistent with the decline in the balance of outstanding mortgage loans serviced and our loan administration income.  We expect such fees to continue to decline prospectively.

Redemption of junior subordinated debentures expense was $1.5 million and $176,000 for 2007, and 2006, respectively. The 2007 figure represents the write off of unamortized issuance costs associated with Matrix Bancorp Capital Trusts III, IV, and V and a prepayment penalty associated with Trust IV.  In total, $25.8 million of unpaid principal balance was redeemed in 2007.  The balance for 2006 represents the write off of unamortized issuance costs related to Matrix Bancorp Capital Trust I, of unpaid principal balance of $5 million.  The next potential call date of trust preferred debt is October 2009.

Other general and administrative expenses were $11.1 million for 2008, an increase of $1.4 million over the $9.7 million for 2007.  Other general and administrative expense includes among other costs, data processing, regulatory assessments (primarily OTS assessments and FDIC insurance costs), and charges and recoveries related to legacy wholesale asset and loan collection matters.  The increase between 2007 and 2008 was principally related to an increase of approximately $1 million in charges for legacy wholesale assets matters.  These charges were incurred to reduce loan servicing advances at the Bank and Matrix Financial Services to their realizable value, and a charge to increase the recourse servicing allowance at Matrix Financial Services.  FDIC insurance costs increased $210,000 to $1.0 million in 2008 compared to 2007 based on higher deposit balances and an increase in the assessment rate.  We estimate such costs will increase prospectively due to an increase in the assessment rate that was effective January 1, 2009.  Also increasing other general and administrative expenses in 2008 were costs incurred for the new custodial record system at Sterling.  The $2.8 million decrease between 2007 and 2006 was principally related to continued reductions in charges at Matrix Financial Services relating to servicing advance reserves and recourse servicing liabilities of approximately $832,000, a $950,000 recourse liability we established in 2006 related to the sale of ABS School Services, LLC and approximately $250,000 of costs associated with the implementation of Sarbanes-Oxley.

As a result of the imposition by the FDIC of a special assessment as a part of their Deposit Insurance Fund restoration plan, the Bank will be required to pay an emergency special assessment based on deposits as of 20 basis points.  Based on average deposits for the fourth quarter of 2008, this assessment would approximate $3 million.  This will significantly impact the results of operations of the Company for 2009.

Income Taxes.  The following table presents our income tax expense for the periods indicated:

	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Current:
Federal	$6,320	$3,680	$5,800
State	1,199	792	1,069
Deferred:
Federal	(4,598)	(1,065)	(1,944)
State	(385)	(99)	(180)
Provision	$2,536	$3,308	$4,745

Income tax expense was $2.5 million for 2008, $3.3 million for 2007, and $4.7 million for 2006.  Our effective tax rate was 20.3% for 2008, 24.6% for 2007 and 26.6% for 2006.  Our effective tax rate varies from our expected tax rate of approximately 37.93% (35% federal and 2.93% state, net of federal benefit) due to several factors.  For the year ended December 31, 2008, our effective tax rate varied from our expected tax rate principally due to $986,000 of tax exempt income, income tax credits from the utilization of New Markets Tax Credits of $1.9 million, and the resolution of uncertain tax positions, which directly reduced income tax expense by $454,000.  For 2007, our effective tax rate was lower than the expected tax rate due to $968,000 of tax exempt income, utilization of New Markets Tax Credits of $1.8 million, and the resolution of an uncertain tax position, which directly reduced income tax expense by $474,000. For 2006, our effective tax rate varied from our expected tax rate due to the loss incurred from continuing operations, tax exempt interest income of $1.3 million and utilization of New Markets Tax Credits of $1.7 million.  We anticipate 2009 income tax expense will be in the range of 26% to 32% of pre-tax income based on: remaining New Markets Tax Credits, estimated tax exempt income and estimated pre-tax earnings.  See Note 12 to the financial statements.

Balance Sheet

Total assets increased $163 million, or 7.8%, to $2.26 billion at December 31, 2008 from $2.10 billion at December 31, 2007.  The growth in the balance sheet was the result of successful marketing by our regional banking teams.  For 2008, loans held for investment, which is comprised of the majority of our community bank loans increased $356 million to $1.25 billion.  Offsetting this increase was a decline in loans held for sale of $77.5 million, which are amortizing from repayments.  Investment securities declined $104 million, which is discussed in greater detail below.

Total liabilities increased by $174 million, or 8.8%, to $2.16 billion at December 31, 2008 from $1.98 billion at December 31, 2007.  The change in liabilities was the result of an increase in deposits of $339 million, and an increase in borrowed money of $21.8 million, offset by a decline in FHLBank borrowings of $179 million.  Total deposits including custodial escrow balances, grew by $335 million, or 23.6%, to $1.75 billion during 2008.  This increase was the result of the first concerted Bank wide deposit gathering effort, other general marketing efforts of our regional banking teams, and expansion of our institutional deposit base.  During 2008, community bank deposits increased $103 million, or 115%, to $192 million.  Other borrowed money increased principally for additional investment of capital into the Bank.

Investment Securities.  The following table sets forth information regarding contractual maturities and the weighted average yields of our investment securities available for sale and held to maturity at December 31, 2008, 2007 and 2006.

	December 31, 2008				December 31, 2007				December 31, 2006
	Due after Five Years through Ten Years		Due after Ten Years		Due after Five Years through Ten Years		Due after Ten Years		Due after Ten Years
	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield	Balance	Weighted Average Yield
	(Dollars in thousands)
Available for Sale
Mortgage-backed securities–agency	$-	-%	$15,628	4.42%	$-	-%	$3,250	6.39%	$5,019	6.47%
Mortgage-backed securities–private	-	-	15,934	1.40	-	-	43,253	5.27	47,639	5.74
Collateralized Mortgage Obligations – private	-	-	27,788	5.79	-	-	40,732	5.81	88,878	5.80
SBA securities	-	-	223	2.11	-	-	441	5.13	610	5.76
Total – available for sale	-	-	59,573	4.24	-	-	87,676	5.56	142,146	5.80
Held to Maturity
Mortgage-backed securities – private	-	-	166,733	5.70	-	-	187,922	5.46	228,059	5.39
Collateralized Mortgage Obligations – private	-	-	278,633	5.26	-	-	323,316	5.25	384,280	5.27
SBA securities	30,869	5.42	21,749	4.76	6,387	8.35	56,480	7.74	75,825	7.55
Total – held to maturity	30,869	5.42	467,115	5.39	6,387	8.35	567,718	5.57	688,164	5.60
Total AFS and HTM Securities	$30,869	5.42%	$526,688	5.26%	$6,387	8.35%	$655,394	5.57%	$830,310	5.60%

At December 31, 2008, there were SBA securities due in one to five years with a balance of $480,000 and a weighted average yield of 5.38%.  At December 31, 2006, there were SBA securities due after five years through ten years with a balance of $8,669,000 and a weighted average yield of 8.29%.

The contractual maturities of the Company’s investment securities portfolio is considerably longer than the expected lives due to repayments anticipated from the mortgagors that represent the underlying collateral of the securities.

At December 31, 2008, the Company’s mortgage-backed investment security portfolio had an amortized cost of $541 million and consisted of four classes of securities: agency securities, prime collateralized mortgage obligations (CMO), Alt-A CMOs, and CMOs collateralized by payment option adjustable rate mortgages. The Company’s available for sale mortgage-backed investment security portfolio was comprised of instruments with an estimated fair value of $59 million and the held to maturity portfolio was comprised of securities with an amortized cost of $446 million, both as shown in the table below:

	Based on lowest rating assigned by credit rating agency at December 31, 2008
Available for sale	Total	Agency/AAA	AA	A	BBB	<BBB
	(Dollars in thousands)
Agency mortgage-pass through	$15,628	$15,628	-	-	-	-
CMO – Prime	23,456	15,020	-	$7,727	$709	-
CMO - Alt – A	4,332		-	-	4,332	-
CMO - Option Arm	15,934	-	-	6,088	1,143	$8,703
	$59,350	$30,648	-	$13,815	$6,184	$8,703

	Based on lowest rating assigned by credit rating agency at December 31, 2008
Held to maturity	Total	Agency/AAA	AA	A	BBB	<BBB
	(Dollars in thousands)
Agency mortgage-pass through	$17,294	$17,294	-	-	-	-
Mortgage pass through	3,829	-	-	$3,829	-	-
CMO – Prime	361,175	195,314	$38,981	44,907	$32,611	$49,362
CMO - Alt – A	63,068	26,560	1,882	-	-	34,626
	$445,366	$239,168	$40,863	$48,736	$32,611	$83,988

Based on the highest rating assigned, approximately 95% of the portfolio is investment grade.

Available for sale agency mortgage pass through is comprised of substantially all securities issued through FNMA and includes a mix of both variable rate and fixed rate securities that were acquired principally to collateralize public deposits and certain sweep accounts.

Available for sale CMO-Prime is comprised of securities with underlying hybrid adjustable rate mortgages, which initially reset in mid 2010.  These securities have 10.0% credit support at December 31, 2008.  Current credit support was greater than two times foreclosure levels at December 31, 2008.  Of this population approximately 96% was AAA rated by at least one agency, and management believes this population has sufficient credit support for delinquency trends observed.  On a weighted average basis, for tranches subordinated to those owned by the Company, cumulative losses were 0.26%.

Available for sale CMO – Alt – A is comprised of one fixed rate security with 7.4% credit support at December 31, 2008. This security had a current level of credit support in excess of two times foreclosure levels and the underlying loan collateral had a weighted average loan to value of 71.8%.  This security is the most senior tranche in the issue, and there were no cumulative losses in the security to date.

Available for sale CMO – Option Arm is comprised of five variable rate securities with 6.2% credit support.  Each of these securities has received at least one ratings downgrade and one security has two ratings below investment grade.  Delinquency levels among this asset class have been trending upwards.  Our analyses of the modeled cash flows from each of these securities continues to indicate that it is probable all scheduled principal and interest payments due to the security we hold will be received.

Held to maturity agency mortgage pass through is comprised of securities issued through FHLMC and FNMA and are all fixed rate securities acquired to assist the Bank in fulfilling its Community Reinvestment Act responsibilities.

Held to maturity mortgage pass through is comprised of four securities issued through the Colorado Housing and Finance Authority, are fixed rate securities acquired to assist the Bank in fulfilling its Community Reinvestment Act responsibilities.

Held to maturity CMO – Prime is comprised of securities with 7.2 % credit support at December 31, 2008 and moderate levels of delinquencies in total.  Credit support levels remain more than several times in excess of cumulative losses recognized to date, and are expected to increase as subordinate tranches of these securities pay off.  Two of the securities in this population were subject to an other-than-temporary impairment charge in the third quarter of 2008 due to the extent and duration of the decline in market value below amortized cost, given consideration to current illiquidity in the marketplace and uncertainty of a recovery of expected future cash flows.

Held to maturity CMO Alt-A is comprised of securities with 9.8% credit support at December 31, 2008 and moderate and stable levels of delinquencies.  We expect delinquency statistics in all classes of these securities to level off, and roll rates from delinquency to foreclosure to REO to be reduced by private industry loan restructuring programs, as well as the Homeowner Affordability and Stability Plan recently signed into federal law.

The available for sale portfolio is comprised of the securities shown above and includes five securities with an estimated fair value of $15.9 million, and an amortized cost of $47.4 million that represent all of the CMOs collateralized by payment option adjustable rate mortgages. Of these securities, two have received a downgrade from one or more of the rating agencies to below investment grade based on the lowest rating assigned to the security at December 31, 2008. The securities that have been downgraded are the same securities that comprise the overwhelming majority of the decline in fair value of the available for sale securities. At December 31, 2008, the fair value of the available for sale securities was $22.3 million less than the cost, net of tax. This loss is an unrealized loss recognized in other comprehensive income. Based on management’s review of analyses performed by independent third parties and consideration of other information, we believe the decline in fair value represents a temporary impairment due to current economic conditions.

The held to maturity portfolio is comprised of the securities shown above and based on the lowest rating assigned 63% of this portfolio continues to be rated AA or higher and 81% investment grade or higher.  Based on internal analyses and analyses performed by independent third parties, we believe the decline in fair value on the remaining securities is a temporary impairment due to inactive markets.

Management reviews the pricing of each security at least quarterly.  As discussed above, management receives pricing from four primary sources.  Two are widely known pricing services.  The other two are independent consultants that perform fair market valuation for securities identified by management as requiring additional analysis in order to ascertain fair value in accordance with SFAS 157.  Management obtains the fair value indications from the pricing service in the ordinary course of business.  Management reviews the fair value indications for reasonableness given the ratings, decline in fair value as indicated by the general pricing services, and other credit factors.  Also, management reviews the disparity in prices between the two pricing services.  If there is significant disparity in the two prices, and the security unpaid principal balance is over $2 million, and if the fair value indication seems disconnected in comparison to the performance characteristics of the security, such securities are submitted to the other independent consultants to assess the reasonableness of fair values received.  The fair values received are reviewed by the Bank’s asset/liability committee and at Bank investment committee meetings, board of director meetings, and regular portfolio monitoring meetings.  The review includes an analysis of all securities owned by the Company and various metrics for each security, including original and current ratings, collateral characteristics, repayment rates, cumulative loss rates and other factors.

We believe that current macroeconomic conditions have significantly impacted the fair value of the Company’s securities portfolio. The Company’s investment portfolio contains several securities that have a severe decline in fair value in comparison to the amortized cost. Certain securities have been downgraded since acquisition by one or more of the nationally recognized ratings agencies. However, the Company’s independently prepared cash flow forecasts support management’s conclusions that it is probable the Company will fully recover the amortized cost of the securities based upon assumptions that would be used by other market participants. Management’s conclusion that impairment is temporary is based upon several factors. Those factors include: credit rating, duration and severity of impairment, management’s intent and ability to hold to recovery or maturity based upon the classification of the security, and independent analyses of the residential mortgages underlying such securities among others. These factors in certain circumstances involve significant management estimates, and support management’s conclusions that impairments are temporary.  In circumstances where these factors lead to a conclusion that impairment is other than temporary, the security is written-down through a charge to earnings to its estimated fair value.

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

Loan Portfolio.  Our major interest-earning asset is our loan portfolio.  A significant part of our asset and liability management involves monitoring the composition of our loan portfolio, including the corresponding maturities.  Community bank loans include commercial real estate loans, construction and development loans, commercial loans, multifamily loans and consumer loans.  Wholesale loans include legacy purchased residential loans and purchased guaranteed portions of SBA 7(a) loans.  The table below shows our loan portfolio break down between community bank loans, which we are growing as part of our community banking strategy, and our wholesale loans, which are declining due to repayment.

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$481,053	$286,728	$218,569	$122,745	$88,728
Construction and development	400,113	272,736	93,159	43,442	40,199
Commercial	133,930	87,061	23,984	12,231	19,847
Multifamily	48,253	47,888	53,729	69,299	60,322
SBA originated, guaranteed portions	5,370	5,602	7,171	11,045	13,494
Consumer	49,400	3,823	2,845	243	578
Total community bank loans	$1,118,119	$703,838	$399,457	$259,005	$223,168

Wholesale loans:
Residential	$335,791	$441,932	$605,201	$883,153	$996,489
SBA purchased loans - guaranteed	87,194	116,084	156,425	193,788	127,246
School financing	–	927	869	22,247	28,610
Total wholesale loans	$422,985	$558,943	$762,495	$1,099,188	$1,152,345

The table below presents the break down of the components of community bank loans and wholesale loans between loans held for investment and loans held for sale.  In our financial statements, we present loans held for investment and loans held for sale as required by GAAP.  However, we view and manage these assets between community bank assets and wholesale assets.

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Community Bank Loans
Loans held for investment:
Commercial real estate	$434,399	$243,111	$219,392	$123,430	$90,302
Construction and development	401,009	273,557	93,399	43,690	40,369
Commercial	134,435	87,199	24,028	12,305	18,937
Multifamily	20,381	8,822	1,986	2,161	3,726
Consumer	49,440	3,822	2,845	244	582
Premium	216	225	–	–	–
Unearned fees	(3,565)	(2,527)	(1,149)	(1,029)	(840)
Loans held for sale:
Commercial real estate	49,031	45,465	–	–	–
Multifamily	29,074	39,559	52,478	67,237	57,138
SBA originated, guaranteed portions	5,370	5,602	7,171	11,045	13,494
LOCOFV valuation	(1,848)	(1,282)	(1,084)	(712)	(540)
Premiums	177	285	391	634	–
Total Community Bank Loans	$1,118,119	$703,838	$399,457	$259,005	$223,168

Wholesale Loans
Loans held for investment:
Residential	$125,630	$163,419	$223,189	$250,793	$227,609
SBA purchased	80,110	106,721	142,252	–	–
SBA purchased, premium	7,084	9,364	12,697	–	–
Premium	345	(3)	(807)	(843)	(1,194)
Loans held for sale:
Residential	212,083	278,534	381,503	631,773	758,480
SBA purchased	–	–	1,365	177,328	117,197
School financing and other loans	–	927	869	25,272	38,253
LOCOFV valuation	(3,619)	(1,739)	(1,447)	(4,478)	(4,658)
Unearned fees	–	–	–	(1,233)	(1,587)
Premiums	1,352	1,720	2,874	20,576	18,245
Total Wholesale Loans	$422,985	$558,943	$762,495	$1,099,188	$1,152,345

The following table sets forth the composition of our loan portfolio by loan type as of the dates indicated.  The amounts in the table below are shown net of premiums, discounts, other deferred costs and fees and the valuation allowance to reduce loans held for sale to the lower of cost or fair value.

	As of December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$481,053	43.0%	$286,728	40.8%	$218,569	54.7%	$122,745	47.3%	$88,728	39.8%
Construction and development	400,113	35.8	272,736	38.7	93,159	23.3	43,442	16.8	40,199	18.0
Commercial	133,930	12.0	87,061	12.4	23,984	6.0	12,231	4.7	19,847	8.9
Multifamily	48,253	4.3	47,888	6.8	53,729	13.5	69,299	26.8	60,322	27.0
SBA originated guaranteed portions	5,370	0.5	5,602	0.8	7,171	1.8	11,045	4.3	13,494	6.0
Consumer	49,400	4.4	3,823	0.5	2,845	0.7	243	0.1	578	0.3
Total community bank loans	1,118,119	100.0%	703,838	100.0%	399,457	100.0%	259,005	100.0%	223,168	100.0%
Less allowance for credit losses	(15,232)		(7,231)		(5,372)		(4,018)		(4,337)
Total community bank loans	1,102,887		696,607		394,085		254,987		218,831

Wholesale loans:
Residential	335,791	79.4%	441,932	79.0%	605,201	79.4%	883,153	80.4%	996,489	86.5%
SBA purchased guaranteed portions	87,194	20.6	116,084	20.8	156,425	20.5	193,788	17.6	127,246	11.0
School financing	–	–	927	0.2	869	0.1	22,247	2.0	28,610	2.5
Total wholesale loans	422,985	100.0%	558,943	100.0%	762,495	100.0%	1,099,188	100.0%	1,152,345	100.0%
Less allowance for credit losses	(951)		(769)		(859)		(790)		(1,637)
Total wholesale loans, net	422,034		558,174		761,636		1,098,398		1,150,708

Total loans, net	$1,524,921		$1,254,781		$1,155,721		$1,353,385		$1,369,539

Loans increased $278 million in 2008, which was comprised of an increase of $414 million, net of community bank loan growth, and a decline of $136 million of wholesale loans.  The increases for 2008 in community banking loan categories were primarily due to the successful marketing efforts of our regional banking teams.  Through the continued execution of our business plan, we anticipate continued declines of wholesale loans, both residential and purchased SBA, and continued growth of community bank loans.  Based on the current economic environment, we expect a smaller increase in the community bank portfolio in 2009 than in prior years.  We also anticipate a continued change in the loan mix prospectively with a continuing increase in community bank loans and continued run off through repayment of wholesale loans.  We note that repayments of mortgage loans for 2008 was lower than our historical experience.  We believe it is possible that based on the actions taken by the government to reduce interest rates, increased activity at Fannie Mae and Freddie Mac, that there could be an increase in residential loan repayment levels in 2009 relative to 2008, however, there are no assurances that such increases will materialize.  We anticipate that commercial and commercial real estate loans will increase as a percentage of the portfolio while construction and development loans will not exceed current levels.

The following table presents the details of the construction and development (“C&D”) portfolio, net of deferred fees for such loans, for the periods indicated:

	December 31,
	2008	2007
	(Dollars in thousands)
Construction type breakdown:
Construction - 1-4 family	$89,434	$47,045
Construction – commercial	99,506	70,065
Construction – multifamily	63,693	34,820
Construction - 1-4 family (consumer)	24,085	10,126
Total construction	276,718	162,056

Land type breakdown:
Land development	100,823	107,900
Undeveloped land	21,480	2,260
Undeveloped land (consumer)	1,092	520
Total development	123,395	110,680
Total construction and development	$400,113	$272,736

The C&D portfolio grew $127 million in 2008 to $400 million at December 31, 2008, and represents 26.0% of our entire loan portfolio and 35.8% of our community bank portfolio.  As shown in the table above, construction loans were $277 million at December 31, 2008, or 24.7% of our community bank portfolio and land loans were $123 million or 11.0% of our community bank portfolio.  Within the construction portfolio the loan breakdown is approximately 32% 1-4 family, 36% commercial, 23% multifamily and 9% consumer.  With few exceptions, the land loans that have been underwritten are based on marketability of the lots or are made in anticipation of vertical construction.  Land loans have an identified source of repayment other than the resale of raw land.  The Bank has been very selective in the origination of loans in this asset class, and has no community bank land loans without personal recourse as a part of its underwriting.

There are additional risks associated with C&D lending as compared to our other lending as discussed above in Item 1. “Business – Community Banking Lending – Residential and Commercial Construction and Development Lending.”  To address and mitigate these risks, we rigorously monitor the C&D portfolio.  The C&D portfolio is monitored for total overall concentration levels for which our goal is to maintain C&D loans in the range of 35% to 40% of the community bank loan portfolio.  We also monitor geographic breakdown, and the overall C&D portfolio speculative to pre-sale ratios as well as the factors that are relevant to all loans.

At December 31, 2008, we have defined nine geographic regions for our C&D portfolio, eight in Colorado and one region for loans outside Colorado.  Within Colorado, four of the defined geographic regions account for $322 million, or 80% of the C&D portfolio; Denver metropolitan area $182 million, or 45%; northeastern Colorado, principally Fort Collins, $52 million, or 13%; I-70 corridor and mountain communities $63 million, or 16%; and northern Colorado, principally Steamboat Springs, $25 million, or 6%.  C&D loans outside Colorado represent $36 million, or 9%, of the portfolio.  Our speculative to pre-sale ratio is approximately 61% to 39% at December 31, 2008.

Commercial real estate loans, including multifamily loans increased to $529 million at December 31, 2008 as compared to $335 million at December 31, 2007.  Management directed its banking teams to emphasize commercial real estate over C&D lending in 2008 based on economic conditions and other factors.  The commercial real estate portfolio is geographically located as follows:  Denver metropolitan area 38%; I-70 corridor and mountain communities 11%; Fort Collins, 9%; other Colorado areas 8%; and outside Colorado 34%.  There is a higher percentage of the commercial real estate portfolio located outside of Colorado due to our national SBA lending footprint, and from older multifamily and single tenant loans that were originated prior to 2006.

Wholesale residential loans declined $106 million during 2008 and declined $163 million during 2007.  The residential loan portfolio represents loans that primarily were purchased in the secondary market prior to September 2005, at which time we stopped purchasing such assets.  SBA purchased guaranteed portions represent the guaranteed portions of SBA 7(a) loans we acquired prior to March 2006.  SBA purchased loans declined $29 million during 2008 and $40 million during 2007 due to repayment.  We expect the balance of these portfolios to decline prospectively, which is consistent with our plan to reduce the amount of wholesale loans on our balance sheet.

The following table presents the aggregate maturities of loans in each major category of our loan portfolio as of December 31, 2008, excluding the allowance for credit losses.  Actual maturities may differ from the maturities shown below as a result of renewals and prepayments or the timing of loan sales.

	As of December 31, 2008
	Less than One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)
Held for Investment
Community bank loans:
Commercial real estate	$91,982	$212,278	$126,791	$431,051
Construction and development	277,304	119,517	4,188	401,009
Commercial	78,005	49,758	6,639	134,402
Multifamily	1,195	16,622	2,564	20,381
Consumer	10,411	16,420	22,641	49,472
Held for Sale
Community bank loans:
Commercial real estate	5,927	–	42,614	48,541
Multifamily	–	4,346	23,547	27,893
Originated SBA, guaranteed portions	–	–	5,370	5,370
Held for Investment
Wholesale loans:
Residential	7	4,415	121,553	125,975
Purchased SBA	2,225	16	84,953	87,194
Held for Sale
Wholesale loans:
Residential	120	1,919	207,777	209,816
Total loans	$467,176	$425,291	$648,637	$1,541,104

Loans, excluding the allowance for credit losses, which are contractually due in one or more years, are split between fixed and adjustable rates as follows:

	As of December 31, 2008
	Less than One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)
Fixed	$43,019	$170,374	$102,560	$315,953
Adjustable	424,157	254,917	546,077	1,225,151
Total loans	$467,176	$425,291	$648,637	$1,541,104

Asset Quality.   The following table sets forth our nonperforming loans held for investment and assets as of the dates indicated:

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Residential	$3,238	$1,649	$1,136	$1,857	$2,936
SBA purchased loans - guaranteed	791	893	578	–	–
Total wholesale	4,029	2,542	1,714	1,857	2,936

Commercial real estate	1,311	1,152	140	3,045	8,256
Construction and development	2,900	–	645	120	158
Commercial and industrial	283	–	159	373	1,076
SBA originated, guaranteed portions	124	557	1,017	4,206	4,092
Consumer	–	–	–	–	40
Total community bank	4,618	1,709	1,961	7,744	13,622
Total nonperforming loans held for investment	$8,647	$4,251	$3,675	$9,601	$16,558

Nonperforming loans held for investment to total loans held for investment	0.69%	0.48%	0.51%	2.23%	4.30%

Nonperforming loans held for investment of $8.6 million at December 31, 2008 reflected an increased $4.4 million from the $4.3 million level that existed at December 31, 2007.  The increase in wholesale nonperforming loans is a reflection of the increase that is occurring nationally in residential mortgages.  The SBA purchased loans are placed on nonaccrual after a period of nonperformance.  However, the loans are guaranteed and historically the Company has realized full value of principal and collected all past due interest.  The increase in nonperforming community bank loans held for investment was principally the result of one C&D loan that became delinquent in the first quarter of 2008.  The loan is currently impaired with a $1.5 million specific allowance allocation.

The following table sets forth our nonperforming assets held for sale as of the dates indicated:

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Residential	$6,493	$6,224	$4,723	$7,046	$9,221
School financing	–	–	–	247	5,566
Total wholesale	6,493	6,224	4,723	7,293	14,787

Multifamily	6,759	–	–	–	–
Total community bank	6,759	–	–	–	–
Total nonperforming loans held for sale	13,252	6,224	4,723	7,293	14,787
REO	4,417	3,109	5,403	4,526	2,955
Total nonperforming assets held for sale	$17,669	$9,333	$10,126	$11,819	$17,742

Nonperforming loans held for sale increased due principally to two legacy out-of-state multifamily loans that became delinquent during the year.  Our credit administration team has an identified course of action for both of these loans that should maximize our realization of these assets.

As part of our asset quality function, we monitor all nonperforming assets on a regular basis.  Loans are placed on nonaccrual when full payment of principal or interest is in doubt or, except for government guaranteed sponsored loans, when they are past due 90 days as to either principal or interest.  During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of loan agreements.  These loans are placed under close supervision with consideration given to placing the loan on non-accrual status, increasing the allowance for credit losses and (if appropriate) partial or full charge-off.  Non-accrual loans are further classified as impaired when underlying collateral is not sufficient to cover the loan balance and it is probable that we will not fully collect all principal and interest.  After a loan is placed on non-accrual status, any interest previously accrued but not yet collected is reversed against current income.  If interest payments are received on non-accrual loans, these payments will be applied to principal and not taken into income.  Loans will not be placed back on accrual status unless back interest and principal payments are made.  For certain government-sponsored loans such as FHA insured and VA guaranteed loans, we continue to accrue interest when the loan is past due 90 or more days, if and to the extent that the interest on these loans is insured by the federal government.  The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $6.5 million, $5.4 million and $9.1 million at December 31, 2008, 2007 and 2006, respectively.  The growth between 2007 and 2008 is the result of additional purchases of government insured loans out of our servicing portfolio.  These accruing loans are not included in the balances of nonperforming loans above.

Foreclosed real estate represents properties acquired through foreclosure or other proceedings and are initially recorded at fair value, less estimated selling costs when acquired, establishing a new cost basis.  Foreclosed real estate is evaluated regularly to ensure that the recorded amount is supported by its current fair value.  Direct charges to the basis of the asset that reduce the carrying amount to fair value less estimated costs of disposal and are recorded as necessary.  Revenues and expenses from the operations of real estate owned and charges for necessary write downs are included in other income and other expenses on the income statement.

We are very pleased with the performance to date of the community bank asset quality and with the performance of our credit administration team to reduce the risks from legacy commercial loan assets that existed at the time of our transition.  However, given current economic conditions, we anticipate that unless there is an increase in overall economic activity in the State of Colorado and nationally, nonperforming loans may increase prospectively over current levels.  In such a case, additional allowance for credit losses would be required, which would in turn negatively impact our results of operations.

At December 31, 2008, we owned approximately $273,000 of residential loans that met the regulatory definition of subprime at the date of purchase or origination.  In prior years, the Company, through our mortgage banking subsidiary, Matrix Financial Services, originated subprime mortgages and occasionally United Western Bank purchased subprime mortgages.  These activities ceased several years ago, and the Company’s current holdings represent the remainder of such activities.  The Company is not now active in the subprime market and has no intention of becoming involved in the future.

Allowance for Credit Losses. In prior financial statement filings, the Company presented the valuation allowance to reduce loans held for sale to the lower of cost or fair value in two components, one an allowance for credit losses that separately considered credit loss exposure and one valuation allowance that separately considered market risk factors.  Management has reclassified prior period financial statements to reflect the valuation allowance to reduce loans held for sale at the lower of cost or fair value as one valuation allowance balance.  This revision to our presentation, reduced provision for credit losses for the years ended 2007, 2006, 2005 and 2004 to $2,312,000, $2,019,000, $891,000 and $2,089,000, respectively, from the previous presentation of provision for credit losses of $2,451,000, $2,341,000, $1,490,000 and $3,269,000, for the same periods, respectively.  Offsetting the reduction in provision for credit losses, was an increase in other expense – lower of cost or fair value adjustment.  The lower of cost or fair value adjustment for the year ended December 31, 2007, 2006, 2005, and 2004 was $583,000, ($2,339,000), $2,339,000, and $0, respectively, and is now presented as $722,000, ($2,017,000) $2,017,000 and $0, for those same periods, respectively.  This reclassification and other reclassifications made to these financial statements had no impact on total assets, shareholders’ equity, or net income for any period.

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

The following table sets forth information regarding changes in our allowance for credit losses for the periods indicated.  The table includes the allowance for both loans wholesale loans and community bank loans held for investment.

	As of and for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Allowance for credit losses, beginning of year	$8,000	$6,231	$4,808	$5,974	$4,986
Charge-offs:
Residential	(194)	(435)	(9)	(1,225)	(549)
Commercial real estate	(79)	(25)	(128)	(292)	(489)
Construction and development	–	(222)	(500)	(244)	–
Commercial	(143)	(67)	(115)	(223)	(146)
Multifamily	–	–	–	(200)	–
Consumer	(2)	(34)	(3)	(65)	(80)
Total charge-offs	(418)	(783)	(755)	(2,249)	(1,264)
Recoveries:
Residential	–	–	2	90	24
Commercial real estate	–	20	79	35	85
Construction and development	–	177	50	–	–
Commercial	2	43	14	58	40
Consumer	–	–	14	9	14
Total recoveries	2	240	159	192	163
Net charge-offs	(416)	(543)	(596)	(2,057)	(1,101)
Provision for credit losses charged to operations	8,599	2,312	2,019	891	2,089
Balance at end of year	$16,183	$8,000	$6,231	$4,808	$5,974
Ratio of net charge-offs to average loans	0.04%	0.07%	0.11%	0.46%	0.28%
Average loans outstanding during the year	$1,099,044	$820,755	$545,343	$446,362	$397,755
Net charge offs to average residential loans HFI	0.30%	0.30%	0.40%	0.90%	0.70%
Net charge offs to average community bank loans HFI	0.04	0.09	0.30	1.20	0.70
Allowance as a percentage of loans HFI	1.30	0.90	0.87	1.12	1.55
Allowance as a percentage of nonperforming loans HFI	187.15	188.19	169.55	50.08	36.08

Net charge-offs were $416,000 for 2008 a decline of $127,000 from the $543,000 of net charge-offs incurred in the year ended December 31, 2007.  Of the $416,000 in net charge-offs for 2008, $194,000 were related to residential loans.

Net charge-offs of $596,000 for 2006 consisted principally of a group of construction and development loans in which the builder was convicted of fraud.  The majority of net charge-offs for 2005 and 2004 were related to the wholesale residential including losses related to the loan production at Matrix Financial Services.

The provision for credit losses was $8.6 million for 2008 compared to $2.3 million for 2007 and $2.0 million for 2006.  The provision is based on the results of our quarterly analyses of the loan portfolios and change in the mix of the loan portfolios.  Generally, the increase in 2008 compared to 2007 was due to loan growth of $356 million in the held for investment loan portfolio primarily related to commercial real estate, construction and development and commercial loans which have a higher inherent risk, asset quality issues and the current economic conditions.  The provision for credit losses in 2007 was comprised of held for investment loan portfolio growth of $176 million and to a lesser extent asset quality issues associated with a handful of loans. The provision made in 2006 was due to community bank loan growth and our reevaluation of loss factors related to loan loss reserve levels associated with our loan portfolio.  During the first quarter 2006, our credit risk management team revised the estimated loss factors that are applied to certain loans to reflect our experience with inherent losses in these types of loans.  The provision for 2005 and 2004 related to the wholesale legacy assets and asset quality issues in those periods.

The following table shows information regarding the components of our allowance for credit losses as of the dates indicated:

	As of December 31,
	2008		2007		2006		2005		2004
	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans
	(Dollars in thousands)
Residential	$909	21.79%	$713	34.98%	$783	52.09%	$790	65.02%	$1,637	72.38
SBA guaranteed purchased premium	42	5.66	56	9.19	76	13.45	–	14.27	–	9.25
School financing	–	–	–	–	–	–	–	1.64	–	2.08
Subtotal wholesale allowance	951		769		859		790		1,637

Commercial real estate	4,821	31.56	2,387	23.16	3,210	19.43	2,898	9.85	3,126	7.50
Construction and development	7,820	25.96	2,978	21.60	1,110	8.02	398	3.20	418	2.92
Commercial	1,394	8.69	1,030	6.98	429	2.14	245	0.90	393	1.44
Multifamily	195	3.13	97	3.79	20	4.63	16	5.10	28	4.39
Consumer	202	3.21	39	0.30	53	0.24	11	0.02	15	0.04
Unallocated	800	–	700	–	550	–	450	–	357	–
Subtotal community bank allowance	15,232		7,231		5,372		4,018		4,337
Total	$16,183	100.00%	$8,000	100.00%	$6,231	100.00%	$4,808	100.00%	$5,974	100.00

        The ratio of the allowance for credit losses to total loans held for investment was 1.30% at December 31, 2008, 0.90% at December 31, 2007, 0.87% at December 31, 2006, 1.12% at December 31, 2005 and 1.55% at December 31, 2004.  The balance of the allowance for credit losses increased in 2008 based on our analysis of the allowance required to maintain the allowance at an adequate level given current economic conditions and losses inherent in the portfolio.  Generally, residential loans are becoming a smaller portion of the held for investment loan portfolio as such loans are repaying, and being replaced by commercial real estate, construction and development, and commercial loans which have a higher inherent risk.

The allowance for credit losses on residential loans held for investment was 0.72%, 0.44% and 0.35% at December 31, 2008, 2007 and 2006, respectively.  The increase in the allowance for credit losses for residential loans is reflective of the increasing trend over the past three years in nonperforming residential loans and declining property values. The reserve in prior years was impacted by the production activities at Matrix Financial Services.

The ratio of the allowance for credit losses for community bank loans to total community bank loans held for investment was 1.47%, 1.18%, and 1.58% at December 31, 2008, 2007 and 2006, respectively.  The increase in the ratio of the allowance between 2007 and 2008 is due to an increase in nonperforming loans.

The unallocated portion of the allowance for credit losses increased by $100,000 to $800,000 at December 31, 2008, compared to $700,000 at December 31, 2007.  The increase in the unallocated portion of the allowance compared to the prior years is associated with the increased volume of commercial real estate, construction and development, and commercial loans, which have a higher inherent risk in the portfolio, as well as the overall real estate concentration in the portfolio both nationally and in Colorado.

As of December 31, 2008, we believe that the allowance, when taken as a whole, is adequate to absorb probable incurred losses inherent in the loan portfolio.  However, no assurances can be made that further provisions and reserves will not be necessary.

Mortgage Servicing Rights. The following table sets forth certain information regarding the composition of our mortgage servicing portfolio, excluding loans subserviced for others, as of the dates indicated:

	As of December 31,
	2008	2007	2006
	(Dollars in thousands)
FHA insured/VA guaranteed residential	$349,723	$408,191	$509,789
Conventional loans	530,210	628,139	773,715
Other loans	21,817	24,788	29,560
Total mortgage servicing portfolio	$901,750	$1,061,118	$1,313,064

Fixed rate loans	$692,665	$815,122	$1,005,716
Adjustable rate loans	209,085	245,996	307,348
Total mortgage servicing portfolio	$901,750	$1,061,118	$1,313,064

The balances of our mortgage servicing portfolio declined $159 million, or 15.0%, to $902 million at December 31, 2008, compared to $1.1 billion at December 31, 2007, and $1.3 billion at December 31, 2006.  The decrease is due to prepayments of the underlying loans.  In 2003, we sold the production platform at Matrix Financial Services and at that time significantly reduced additions to the mortgage servicing portfolio.  We anticipate continuing declines of these balances prospectively.

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

	As of December 31,
	2008		2007		2006
	Number of Loans	Percentage of Servicing Portfolio	Number of Loans	Percentage of Servicing Portfolio	Number of Loans	Percentage of Servicing Portfolio
Loans delinquent for:
30-59 days	869	5.58%	970	5.14%	1,270	5.41%
60-89 days	250	1.60	276	1.46	308	1.31
90 days and over	795	5.10	741	3.93	1,256	5.35
Total delinquencies	1,914	12.28%	1,987	10.53%	2,834	12.07%
Foreclosures	289	1.85%	279	1.48%	481	2.05%

The following table sets forth certain information regarding the number and aggregate principal balance of the mortgage loans serviced through Matrix Financial Services, including both fixed and adjustable rate loans, excluding loans subserviced for others, at various interest rates:

	As of December 31,
	2008			2007			2006
			Percentage			Percentage			Percentage
	Number	Aggregate	of Aggregate	Number	Aggregate	of Aggregate	Number	Aggregate	of Aggregate
	of	Principal	Principal	of	Principal	Principal	of	Principal	Principal
Rate	Loans	Balance	Balance	Loans	Balance	Balance	Loans	Balance	Balance
	(Dollars in thousands)
Less than 7.00%	6,949	$528,344	58.59%	6,024	$514,393	48.48%	7,135	$610,594	46.50%
7.00%— 7.99%	3,079	197,382	21.89	5,255	316,658	29.84	6,235	391,229	29.80
8.00%— 8.99%	1,739	77,826	8.63	2,541	107,873	10.17	3,726	150,343	11.45
9.00%— 9.99%	1,212	36,563	4.05	1,873	44,915	4.23	2,561	60,241	4.59
10.00% and over	2,602	61,635	6.84	3,183	77,279	7.28	3,809	100,657	7.66
Total	15,581	$901,750	100.00%	18,876	$1,061,118	100.00%	23,466	$1,313,064	100.00%

        Loan administration fees decrease as the principal balance on the outstanding loan decreases and as the remaining time to maturity of the loan shortens.  The following table sets forth certain information regarding the remaining contractual maturity of the mortgage loans serviced through Matrix Financial Services, excluding loans subserviced for others, as of the dates shown.

	As of December 31,
	2008				2007				2006
				Percentage				Percentage				Percentage
	Number	Percentage	Unpaid	Unpaid	Number	Percentage	Unpaid	Unpaid	Number	Percentage	Unpaid	Unpaid
	of	of Number	Principal	Principal	of	of Number	Principal	Principal	of	of Number	Principal	Principal
Maturity	Loans	of Loans	Amount	Amount	Loans	of Loans	Amount	Amount	Loans	of Loans	Amount	Amount
	(Dollars in thousands)
1— 5 years	2,250	14.44%	$18,744	2.08%	3,666	19.41%	$28,943	2.73%	5,222	22.25%	$49,625	3.78%
6—10 years	3,356	21.54	116,543	12.92	3,342	17.71	120,663	11.37	3,005	12.81	95,884	7.30
11—15 years	1,848	11.86	94,605	10.49	2,321	12.30	114,538	10.79	3,314	14.12	169,894	12.94
16—20 years	1,969	12.64	121,697	13.50	2,127	11.27	135,904	12.81	2,591	11.04	167,741	12.77
21—25 years	5,876	37.71	489,868	54.32	6,252	33.12	504,702	47.56	4,962	21.15	365,830	27.86
More than 25 years	282	1.81	60,293	6.69	1,168	6.19	156,368	14.74	4,372	18.63	464,090	35.35
Total	15,581	100.00%	$901,750	100.00%	18,876	100.00%	$1,061,118	100.00%	23,466	100.00%	$1,313,064	100.00%

The Company’s servicing activity is diversified throughout 50 states with concentrations at December 31, 2008, in Missouri, Texas, New Mexico, Illinois and California of approximately 15%, 14%, 12%, 11%, and 8%, respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced at December 31, 2008.

A significant risk of owning mortgage servicing rights is that the underlying loans prepay at a rate faster than predicted at acquisition.  During periods of declining interest rates, prepayments of mortgage loans usually increase as homeowners seek to refinance at lower interest rates, resulting in a decrease in the value of the servicing portfolio. Mortgage loans with higher interest rates and/or higher principal balances are more likely to result in prepayments because the cost savings to the borrower from refinancing can be significant.  Although prepayments may increase with the decline in the interest rates that has occurred and other government actions, the Company’s portfolio is comprised of loans with an average age of 10.6 years, average balance of $58,000 and average rate of 7.23%.  Thus actual prepayment speeds have tended to be lower than national averages for several years.

The following table shows the annualized prepayment rate for each quarter and the annual average prepayment rate experience on the mortgage loans serviced by Matrix Financial Services, excluding loans subserviced by and for others:

	For the Years Ended December 31,
	2008	2007	2006
Quarter ended:
December 31	13.1%	16.5%	20.5%
September 30	21.4	19.3	21.0
June 30	16.2	20.8	24.3
March 31	16.4	20.7	21.1
Annual average	16.8%	19.3%	21.7%

Valuation of Servicing Rights.  Our servicing portfolio is accounted for in accordance with the guidelines set forth in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and SFAS 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.”  Under SFAS 140, we are required to record our investment in mortgage servicing rights at the lower of cost or fair value.  The estimated fair value of mortgage servicing rights (“MSRs”) is determined by reference to the discounted future servicing income, as stratified in accordance with one or more predominant risk characteristics of the underlying loans.  The Company stratifies its MSRs by product type, interest rate and investor to reflect the predominant risk characteristics.  To determine the estimated fair value of MSRs, the Company uses a valuation model that calculates the present value of discounted future cash flows.  In using this valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, including incremental interest cost of servicer advances, foreclosure expenses and losses, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. For purposes of performing an impairment analysis on MSRs, the Company estimates fair value using the following primary assumptions: average prepayment speeds of 13.6 CPR, (Constant Prepayment Rate, a prepayment speed measurement) ranging from 1.3 CPR to 43.3 CPR; an average discount rate of 11.56%; with discount rates ranging from 11.00% to 47.12%; and average delinquency of 8.09%, with default rates ranging from 0% to 100%.  At December 31, 2008, the Company’s residential servicing portfolio consists of seasoned loans with an approximate 10.6 year average age, an average balance of $51,000, and a weighted average note rate of 7.23%.

At December 31, 2007, we recorded a permanent impairment of $1.1 million.  During 2006, we established a $2.0 million valuation allowance for the impairment of mortgage servicing rights.  In the year ended December 31, 2007 we recorded a net recovery of $0 compared to a net recovery $276,000 for the year ended December 31, 2006.  Impairment recoveries were highly correlated to the changes in interest rates and resultant mortgage loan prepayment speeds that occurred during those periods.  Our impairment reserve as of December 31, 2008 was $860,000.  Further decreases in interest rates, or other factors that result in an increase in anticipated future prepayment speeds, may cause additional impairment charges in future periods.  It is possible to hedge the risk associated with declines in the value of mortgage servicing rights with derivatives; however, based on the underlying characteristics of our portfolio, and our decision not to increase our investment in mortgage servicing, we do not currently anticipate that we will enter into any future hedge specific to our investment for the foreseeable future.

Risk Management Activities for MSRs.  Ownership of MSRs exposes the Company to impairment of the value of MSRs in certain interest rate environments. The incidence of prepayment of a mortgage loan generally increases during periods of declining interest rates as the homeowner seeks to refinance the loan to a lower interest rate. If the level of prepayment on segments of the Company’s mortgage servicing portfolio achieves a level higher than projected by the Company for an extended period of time, then impairment in the associated basis in the MSRs may occur.

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

 The following table sets forth the balances for each major category of the Company’s deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

	December 31, 2008		December 31, 2007		December 31, 2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Savings accounts	$299	0.25%	$148	1.04%	$115	1.28%
NOW and DDA accounts	624,064	0.17	686,867	0.47	604,821	0.63
Money market accounts	958,837	0.79	668,483	2.19	705,371	2.78
Subtotal	1,583,200	0.55	1,355,498	1.32	1,310,307	1.79
Certificate accounts	141,472	3.53	29,983	4.21	35,374	3.87
Total Deposits	$1,724,672	0.79%	$1,385,481	1.05%	$1,345,681	1.84%

Total deposits increased $339 million between December 31, 2008 and 2007.  This increase was caused by growth of $103 million of community bank deposits from our seven open banking offices.  In addition, approximately $236 million of institutional deposits were added in the year as we increased the number of relationships that provide other wholesale concentrations from three to six during 2008.

The growth of certificate accounts between 2007 and 2008 includes $52.3 million of certificate accounts generated from a successful third quarter 2008, our first community bank concerted marketing campaign, and $31.5 million obtained through the certificate accounts offered through the Certificate of Deposit Account Registry Service® (“CDARS”) program. The Bank joined the CDARS network during the second quarter of 2008.  The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members.  Depositor’s funds are broken into amounts below FDIC insurance limits and placed with other banks that are members of the CDARS network.  Each member bank issues certificate accounts in denominations below the FDIC insured limit, resulting in full FDIC insurance for the entire deposit.  For regulatory reporting purposes, CDARS are considered brokered deposits. However, for financial reporting purposes, as these deposits were generated by local customers through our banking offices, we consider these part of our community banking deposits.

The following table sets forth the balances for categories of deposits and custodial escrow balances of the Company by source for the periods indicated:

	December 31, 2008	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Community bank deposits	$191,966	$89,338	$48,157
Brokered certificates of deposit	35,000	13,025	25,708
Sterling Trust Company	350,655	404,615	372,716
Matrix Financial Services Corp.	14,083	18,256	24,096
Matrix Financial Solutions, Inc.	203,329	236,436	195,249
Legent Clearing, LLC	120,178	163,527	118,844
Deposit concentrations	812,120	478,575	573,850
Other wholesale deposits	27,038	15,881	27,078
Deposits and custodial escrow balances	$1,754,369	$1,419,653	$1,385,698

Community bank deposits represent deposits attracted by our regional banking teams. The growth in the past two years is consistent with expectations and a part of our community banking strategy.  Brokered CDs were acquired during 2008 to increase overall Bank liquidity.  Generally we limit brokered deposits as a funding source due to the overall cost of this product and the availability of other wholesale sources of liabilities at competing interest rates.  Sterling and Matrix Financial Services are our wholly owned subsidiaries.  The decline of deposits from Sterling is related to an account for one life settlement agent for special asset acquisitions and administration with a balance of $30,404,000 and $103,830,000 at December 31, 2008 and December 31, 2007, respectively.  In the fourth quarter of 2007, management elected to restructure this relationship and terminate certain elements of business with respect to this life settlement agent account.  The restructured relationship will now allow the Company to pursue business in the same industry on a non-exclusive basis.   If Sterling cannot replace this business with deposits from other clients, the aggregate deposits directed to the Bank by Sterling will decline further in 2009.  Matrix Financial Solutions, Inc. (“MFSI”) are deposits that represent customer assets under administration by MFSI.  The Company owns an approximate 7% interest in MFSI.  The balance of these deposits over the three years is associated with the overall growth in business experienced by MFSI as well as current economic conditions.  Legent Clearing, LLC are deposits that represent institutional deposits received through Legent Clearing, LLC, that are in NOW and money market accounts.  The Company’s Chairman of the Board holds an indirect minority interest in Legent Clearing, LLC.  Deposit concentrations are deposits that represent deposit funds from three, six and four institutional relationships maintained by United Western Bank as of December 31, 2008, 2007 and 2006, respectively.  Included in deposit concentrations is one institutional relationship with balances of $504.1 million, $455.8 million and $461.6 million at December 31, 2008, 2007 and 2006, respectively.  This relationship is contractual and matures June 30, 2009 and management is currently negotiating a renewal of this agreement.  If this agreement were not renewed, the depositor is limited to withdrawals of $100 million per quarter allowing the Company the opportunity to replace these balances.  See Item 1A.  “Risk Factors – Risk Related to Our Business” in this report and Note 8 – “Deposits” to the financial statements.

The following table sets forth the amount of United Western Bank’s certificates of deposit that are greater than $100,000 by time remaining until maturity as of December 31, 2008:

	Amount	Weighted Average Rate Paid
	(Dollars in thousands)
Three months or less	$4,752	2.70%
Over three months through six months	2,189	2.68
Over six months through twelve months	26,352	4.16
Over twelve months	6,834	4.19
Total	$40,127	3.91%

Borrowings. We have access to a variety of funding sources and use various instruments both short-term and long-term to support our asset base.  Borrowings include securities sold under agreements to repurchase, FHLBank borrowings and lines with a third party financial institution.  At December 31, 2008, short term borrowings consisted of $46 million of borrowings with a maturity during 2009, including $20 million from FHLBank of Topeka and $26 million at FHLBank of Dallas.  The collateral currently pledged to FHLBank of Dallas will be moved and available for pledging at FHLBank of Topeka.  Accordingly, maturity of these borrowings is not expected to significantly impact the Bank’s cash flows for 2009.  The Bank also has $6.3 million of customer repurchase agreements, which mature during 2009.  The Company has borrowed $28 million from a third party financial institution, which matures in June 2009.  The Company currently anticipates renewal of this facility at its maturity.  At December 31, 2007, short term borrowings consisted of $199.3 million of advances with a maturity of less than one week.  The Company had borrowed $11 million from the same third party financial institution.

The following table sets forth a summary of our borrowings during 2008, 2007 and 2006 and as of the end of each such period:

		Average
	Amount	Amount	Maximum	Weighted	Weighted
	Outstanding	Outstanding	Outstanding	Average Interest	Average Interest
	at	During	at any	Rate During	Rate at
	Year-End	the Year(1)	Month-End	the Year	Year-End
	(Dollars in thousands)
At or for the year ended December 31, 2008:
FHLBank borrowings(2)	$226,721	$383,543	$458,794	3.53%	4.25%
Repurchase Agreements	81,265	78,934	81,442	3.71	4.46
Revolving lines of credit	28,000	10,292	28,000	4.22	2.58
Advancing line	–	2,967	6,000	4.22	2.58
Subordinated debt	10,000	10,000	10,000	5.94	4.58
Total at December 31, 2008	$345,986
At or for the year ended December 31, 2007:
FHLBank borrowings(3)	$406,129	$351,231	$454,423	4.80%	4.46%
Repurchase Agreements	76,428	72,354	77,460	4.83	4.63
Revolving lines of credit	5,000	2,205	5,000	6.38	6.27
Advancing line	6,000	2,647	6,000	6.38	6.27
Subordinated debt	10,000	10,000	10,000	8.05	7.73
Total at December 31, 2007	$503,557
At or for the year ended December 31, 2006:
FHLBank borrowings(4)	$519,431	$630,229	$736,020	4.74%	5.03%
Repurchase Agreements	50,000	9,315	50,000	4.95	4.94
School financing	–	5,302	16,305	6.06	–
Subordinated debt	10,000	10,000	10,000	7.95	8.11
Total at December 31, 2006	$579,431

(1)	Calculations are based on daily averages where available and monthly averages otherwise.
(2)
A total of $206.0 million of the FHLBank borrowings outstanding at December 31, 2008 were borrowed under short option advance agreements with the FHLBank.  The interest rates on the short option advance borrowings ranged from 2.77% to 5.63% at December 31, 2008 and their possible call dates varied from January 2009 to September 2009.  Of these advances, $26 million will reach final maturity, $19 million in November and $7 million December 2009, with a rate of 5.40% and 5.63%, respectively.  A total of $20.0 million of the FHLBank borrowings outstanding at December 31, 2008 were borrowed under fixed rate advance agreements.  The interest rates on these advances ranged are 2.71% and 4.30% at December 31, 2008 and their maturity dates were February 2009 and November 2009, respectively.  Additionally, $721,000 of the FHLBank borrowings outstanding at December 31, 2008 are fixed-term/rate advances, which were to offset specific loans originated by United Western Bank.  The principal amount of these fixed-term/rate advances adjusts monthly based on an amortization schedule.  The interest rate on the fixed-term/rate advances was 5.84%, and their maturity date is June 2014.

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

Borrowings were $346.0 million at December 31, 2008 compared to $503.6 million at December 31, 2007. The decrease in borrowings was primarily due the $339 million increase in deposits during the year.  During 2008, United Western Bank reduced by $179 million its FHLBank borrowings, and increased customer repurchase agreements $4.8 million.  The Company borrowed $17 million of the $19 million available on its revolving and advancing lines principally to fund $12 million of capital injections into the Bank.  Borrowings were $503.6 million at December 31, 2007 compared to $579.4 million at December 31, 2006.  The decline in borrowings between 2006 and 2007 was principally due to growth of institutional deposits and lower advance rates provided by FHLBank on mortgage-backed securities.

Junior Subordinated Debentures. Junior subordinated debentures owed to unconsolidated subsidiary trusts include debentures we sold to Matrix Bancorp Capital Trusts II, VI and VIII in connection with the issuance of their preferred securities in 2001, 2004 and 2005, respectively. As of December 31, 2008 and December 31, 2007, our junior subordinated debentures owed to unconsolidated subsidiary trusts were $30.4 million. See “Liquidity – Company Liquidity” below and Note 11 to the consolidated financial statements for further analysis.

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

At December 31, 2008, shareholders equity was $101.9 million compared to $113.4 million at December 31, 2007.  The decrease was principally the result of an other comprehensive loss of $19.6 million.  The other factor causing the decline was dividends of $1.7 million and the stock repurchase of 113,900 shares for $1.6 million.  Offsetting the declines were $10.0 million of net income and $1.7 million related to common stock issuances and stock based compensation.  The other comprehensive loss relates to the change in value after-tax of securities available for sale, which was discussed further above in “Balance Sheet – Investment Securities.”  The Company paid quarterly dividends of $.06 per common share during each quarter of 2008, which was the second year the Company had paid dividends in its history.  The dividend payout ratio was 17.5%.

The Company’s stock repurchase plan, as authorized by the Company’s board of directors, is discussed in Note 14 to the financial statements. All purchases of common stock were made pursuant to the Company’s announced open market stock repurchase plan.  On November 13, 2006, the Company’s Board of Directors authorized the repurchase of up to five percent of the Company’s outstanding common stock.  There were 7,556,573 shares outstanding at the time the repurchase was approved, which resulted in 377,829 shares available for repurchase.  There were 300,000 shares of this authorization utilized in 2006.  On August 2, 2007, the Company’s Board of Directors authorized the repurchase of up to 5% of the outstanding shares of the Company’s common stock, which represented a total of 361,289 additional shares.  Although there are 265,018 remaining available shares that were authorized for repurchase, the Company has no further plans to repurchase additional shares of its common stock.

During the fourth quarter of 2002, the Company executed a Shareholder Rights Plan at which time the Board of Directors of the Company declared a dividend of one preferred stock purchase right for each outstanding share of the Company’s common stock.  Each of these Rights, which are not immediately exercisable, entitles the holder to purchase one one-thousandth of a share of the Company’s newly designated Series A Junior Participating Preferred Stock at an exercise price of $40.00.  The Rights are not exercisable until certain events occur, are not detachable from the Company’s common stock and do not have any immediate value to shareholders.  The Rights distribution was made on November 15, 2002, payable to shareholders of record on that date.  The Rights will expire on November 5, 2012.

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

United Western Bank has an internal policy that requires certain liquidity ratios to be met.  Our current policy requires that we maintain a set amount of liquidity on the balance sheet at all times and that we have off balance sheet liquidity readily available to the Bank to meet the day-to-day liquidity requirements of the Bank and its customers.  The Bank is a member of the FHLBank of Topeka and has the ability to borrow up to 40% of the assets of the Bank.  At December 31, 2008, the Bank had unused borrowing capacity at FHLBank borrowings of approximately $257 million.  Also, at December 31, 2008, the Bank had unused borrowing capacity at the Federal Reserve Bank of Kansas City of approximately $25.4 million.

At December 31, 2008, the Bank had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $327 million.  We anticipate that the Bank will have sufficient funds available to meet current origination and other lending commitments.  Certificates of deposit that are scheduled to mature within one year totaled $132 million at December 31, 2008 including brokered deposits.  Although no assurance can be given, we expect that the Bank will retain a substantial majority of retail certificates of deposit and that we may allow the brokered deposits to mature without renewal.

Company Liquidity. Our main sources of liquidity at the holding company level are existing cash and notes receivable, dividends and tax payments from our subsidiaries and a line of credit maintained with a large money-center correspondent bank in the total amount of $30 million.  As of December 31, 2008, we had $28 million drawn on this facility. Company cash on deposit at the Bank at December 31, 2008, was $7.1 million and there was approximately $1.8 million of available cash for dividend to the Company from non-core subsidiaries.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business.  A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity.  Historically, United Western Bank has made the majority of the dividend payments received by the Company.  As a result of the liquidity generated from disposal of non-core subsidiaries, United Western Bank did not pay a dividend to the Company in the period ended December 31, 2006.  For the year ended December 31, 2007, the Company received dividends from Matrix Bancorp Trading of $1.4 million, UW Asset Corp. of $1.2 million and United Western Bank of $7.4 million.  For the year ended December 31, 2008 the Company received dividends of $8.6 million, of which $6.8 million was from the Bank, $509,000 was from Sterling, and the balance, $1.3 million, was from non-core subsidiaries.  For 2009 the Company anticipates dividends from Sterling, and dividends from non-core subsidiaries of approximately $3.0 million to $4.0 million.  Currently, management expects the Bank to pay dividends of approximately 33% to 40% of its income for the second half of 2009.  If dividends and tax payments from subsidiaries are not sufficient to fund the cash requirements of the Company, the Company intends to utilize the remaining revolving credit facility and to consider various other alternative sources of financing, as needed, to meet its own and the other subsidiaries financial obligations.

The Company has sponsored three trusts with remaining balances outstanding at December 31, 2008-- Matrix Bancorp Capital Trusts II, VI and VIII (the “Trusts”).  The Company owns 100% of the common equity of each of the Trusts.  The Trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company.  The debentures held by each Trust are the sole assets of that Trust.  Distributions on the capital securities issued by each Trust are payable either quarterly or semiannually at a rate per annum equal to the interest rate being earned by the Trust on the debentures held by that Trust.  The capital securities of the Trusts are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.  The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the term of each of the guarantees.  See Note 11 to the financial statements.

In 2007, the Company fully redeemed the outstanding balance of the trust preferred securities issued by Matrix Bancorp Capital Trusts III and V.  The Company redeemed an aggregate amount of $25.8 million of the trust preferred and common securities plus accumulated and unpaid distributions through the redemption date, of July 25, 2007.

Statement of Cash Flows

Operating Activities.  Cash flows from operating activities primarily include net income for the year, adjustments for items in net income that did not impact cash and activities related to loans held for sale.  Net cash from operating activities decreased by $16 million to $78 million for the year ended December 31, 2008 compared to $94 million for 2007 and a source of cash of $318 million for 2006.  The decrease in 2008 versus 2007 was due to an increase in the deferred income tax asset.  The decrease for 2007 in cash from operating activities was due to a decline in securities trading and lower repayments on loans held for sale.

Investing Activities. Cash flows from investing activities reflect the impact of loans and investments acquired for the Company’s interest-earning asset portfolios, as well as cash flows from asset purchases and dispositions and security purchases and sales.  Net cash from investing activities resulted in a use of $270 million for 2008 compared to $6 million for 2007 and $414 million for 2006.  In 2008, we originated community bank loans and incurred draws on existing commitments that totaled $867 million, an increase of $162 million as compared to 2007. Other factors contributing to the decline in cash from investing activities for 2008 included an absence of a sale of securities during 2008 as compared to 2007 and lower repayments of held to maturity and available for sale securities due to current economic conditions.  Net cash from investing activities of $6 million represented an increase of $407 million as compared to the use of $414 million for 2006.  The increase was principally related to 2006 in which we had purchased $483 million of investment securities compared to purchases of $5 million in 2007.

Financing Activities.  Cash flows from financing activities include transactions and events whereby cash is obtained from depositors, creditors or investors.  Net cash from financing activities increased $244 million to $174 million as compared to a use of cash of $70 million for 2007.  The increase was due to an increase in cash flows deposits of $299 million in 2008 compared to 2007.  Deposit inflows of $339 million allowed the Company to reduce FHLBank borrowings by $179 million.  The decline in cash from financing activities between 2006 and 2007 in the period was due to lower increases in institutional deposits and net declines in FHLBank borrowings due to the overall decline in the size of our balance sheet.  Net cash from financing activities decreased by $143 million to a use of $70 million for the year ended December 31, 2007 from a source of $73 million for the year ended December 31, 2006.

Off-Balance Sheet Arrangements, Contractual Obligations, Commitments, and Contingent Liabilities.   The following table presents, as of December 31, 2008, the Company’s significant fixed and determinable contractual obligations by payment date.  The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, other similar carrying value adjustments or interest.  Further discussion of the nature of each obligation is included in the financial statements in the footnote identified in the “Note Reference” column of the table below.

	As of December 31, 2008
	Note Reference	1 Year or Less	1 to 3 Years	3 to 5 Years	Over 5 Years	Total
Contractual Obligations	(Dollars in thousands)
Deposits (savings, NOW and money market)	8	$1,583,200	$–	$–	$–	$1,583,200
Certificate accounts	8	132,473	3,312	5,787	–	141,472
FHLBank borrowings	10	46,000	50,000	120,000	10,721	226,721
Borrowed money	9	34,265	75,000	–	10,000	119,265
Junior subordinated debentures owed to unconsolidated subsidiary trusts	11	–	–	–	30,442	30,442
Sale leaseback commitment	16	1,367	2,734	2,734	3,761	10,596
Other operating leases	16	1,054	1,510	694	1,469	4,727

The following table presents, for the periods shown, the Company’s schedule of significant commitments.  Loan commitments and standby letters of credit are presented at contractual amounts; however, since many of these commitments are expected to expire unused or only partially used, the total amount of these commitments do not necessarily reflect future cash requirements.

	December 31,
	2008	2007
Commitments	(Dollars in thousands)
Commitments to extend credit:
Loans secured by mortgages	$110,249	$81,318
Construction and development loans	151,195	206,434
Commercial loans and lines of credit	65,362	53,042
Consumer loans	340	490
Total commitments to extend credit	$327,146	$341,284
Standby letters of credit	$12,077	$2,398

Financial Instruments with Off-Balance-Sheet Risk.  In the normal course of business, the Company enters into various transactions, which in accordance with generally accepted accounting principles in the United States, are not included in its consolidated balance sheets.  The Company enters into these transactions to meet the financing needs of its customers.  These transactions include commitments to extend credit and standby letters of credit, which involve, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.  The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.  The Company also holds certain assets that are not included in its consolidated balance sheets including the custodial assets held by Sterling on behalf of its customers.

Commitments to Extend Credit.  The Company enters into contractual commitments to extend credit, generally with fixed expiration dates or termination clauses, at specified rates and for specific purposes.  Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards, which are determined at the time the Company enters into the commitment.  The $20.1 million decrease in commitments to extend credit is principally associated with construction and development commitments, and was based on management’s view of construction and development prospects in the near term.  Such commitments are not necessarily an indication of future growth of such lending, since these loans have shorter life spans and generally turn over more rapidly than other forms of lending.

Standby Letters of Credit.  Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.

Custodial Accounts.  The Company holds certain assets in custody capacity on behalf of customers of Sterling.  The estimated fair value of Sterling’s trust assets was approximately $4.8 billion at December 31, 2008, including $351 million on deposit at United Western Bank.

Commitments and Contingent Liabilities.  The Company may also have liabilities under certain contractual agreements contingent upon the occurrence of certain events.  A discussion of the significant contractual arrangements under which the Company may be held contingently liable, including guarantee arrangements, is included in Note 16 of the consolidated financial statements.

In connection with the sale of ABS School Services, LLC, the Company’s recourse obligation for certain loans, which was $5,400,000 at March 31, 2006, was transferred to the purchaser.  Pursuant to the sales agreement, the Company guaranteed, for a five year period, the repayment of the loans sold to the purchaser up to an aggregate amount of $1,650,000, which guarantee created a new recourse obligation for the Company.  Included in other general and administrative expenses for the year ended December 31, 2007 is a charge of $950,000 to reflect the estimated liability related to this recourse obligation.  This charge was included in other noninterest expense.  At December 31, 2008, and 2007, the liability for estimated recourse obligations was $445,000 and $935,000, respectively, and was included in other liabilities on the consolidated balance sheet.  During the year ended December 31, 2008, the Company paid $490,000 of claims against its recourse obligation.  Assets that continue to be indemnified total $17.8 million.  Based on the analysis management prepares, we believe the remaining liability is adequate for the inherent losses that may be incurred on our recourse obligation.  However, an increase in claims under our obligation could result in an additional charge up to the aggregate amount of our guarantee.

The Company maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions.  Total loans repurchased during the years ended December 31, 2008, 2007 and 2006 were $1,301,000, $1,037,000, and $1,185,000, respectively.  Loans indemnified that remain outstanding at December 31, 2008 totaled $6,495,000, of which loans totaling $2,427,000 are guaranteed as to principal by FHA.  Losses charged against the liability for estimated losses on repurchase and indemnification were $606,000, $97,000 and $342,000, for 2008, 2007 and 2006, respectively.  At December 31, 2008 and 2007, the liability for estimated losses on repurchase and indemnification was $1,195,000 and $1,650,000, respectively, and was included in other liabilities on the consolidated balance sheets.

Impact of Inflation and Changing Prices

The Company’s financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  GAAP presently requires the Company to measure financial position and operating results primarily in terms of historic dollars.  Changes in the relative value of money due to inflation or recession are generally not considered.  The primary effect of inflation on the operations of the Company is reflected in increased operating costs.  In management’s opinion, our financial condition is affected much more by changes in interest rates than by changes in the inflation rate.  While interest rates are certainly influenced by inflation rates, interest rates do not necessarily change at the same rate or in the same proportion as the inflation rate.  Interest rates are highly sensitive to many factors beyond the control of the Company, including changes in the expected rate of inflation, influence of general and local economic conditions and the monetary and fiscal policies of the United States government, and various other governmental regulatory authorities, among other things.  See Item 1.  “Business – Regulation and Supervision” in this report.

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

Allowance for Credit Losses.  The Company currently views the determination of the allowance for credit losses as a critical accounting policy that requires significant judgments, assumptions and estimates used in preparation of its consolidated financial statements.  The allowance for credit losses is management’s estimate of probable incurred credit losses that are inherent in the loan portfolios.  Management takes into consideration various factors, such as the fair value of the underlying collateral and the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, the collective experience of our credit risk management team and consideration of current economic trends and conditions.

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

Valuation Loans Held for Sale.  The Company also considers its lower-of-cost-or-market (“LOCOM”) valuations which apply to loans held for sale to be a critical accounting policy that requires use of judgments, assumptions and estimates.  The Company classified $291 million of loan assets as held for sale at December 31, 2008.  The majority of these loans consist of single-family residential loans of approximately $212 million, SBA originated loans of $54.4 million, and multifamily loans of $29.1 million.  Loans held for sale are carried at the lower of cost or market in accordance with SFAS 65, “Accounting for Certain Mortgage Banking Activities.”  Many of the loans owned by the Company either do not trade in an active market or trade in inefficient markets.  As such, the market value of loans without available market prices is estimated by loan type using interest rates for reasonably comparable assets found in the secondary marketplace.  Other factors including delinquency, existence of government guarantees, and other economic factors are considered in estimating the fair value of loans held for sale.  Management has compared its fair value estimates and assumptions to observable market data where available and to recent market activity and based on that comparison believes the fair values and related assumptions are comparable to those used by other market participants.  A rising interest rate environment may possibly result in declines in the market value of the loans held for sale, which may adversely affect earnings or our financial position in future periods.  The Company mitigates risk associated with declines in the estimated fair value of its loans held for sale by predominately holding loans with variable interest rates that tend to be less market sensitive to interest rate fluctuations than long-term fixed rate loans.  See Note 17 to the financial statements.

Temporary vs. Other-Than-Temporary Impairment. The Company views the determination of whether an investment security is temporarily or other-than-temporarily impaired as a critical accounting policy, as the estimate is susceptible to significant change from period to period because it requires management to make significant judgments, assumptions and estimates in the preparation of its consolidated financial statements. We assess individual securities in our investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. When a security is impaired, we then determine whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the severity and duration of the impairment, (ii) the ratings of the security, (iii) the overall transaction structure, e.g., the Company’s position within the structure, the aggregate, near term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows, and (iv) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Management considers whether an investment security is within the scope of Emerging Issues Task Force (EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” and EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20” at the time of purchase by review of the rating assigned.  To date, all securities acquired by the Company have been agency securities or had an assigned rating of AA or higher at the time of acquisition and thus such securities were excluded from the scope of EITF 99-20.

Management considers whether an investment security is other-than-temporarily impaired under the guidance promulgated in Final FASB Staff Position SFAS 115 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and the guidance from the Securities and Exchange Commission found in Staff Accounting Bulletin Topic 5M. If impairment is determined to be other-than-temporary, an impairment loss is recognized by reducing the amortized cost basis to fair value in accordance with that guidance.

We believe that current macroeconomic conditions have significantly impacted the fair value of the Company’s securities portfolio. The Company’s investment portfolio contains several securities that have a severe decline in fair value in comparison to the amortized cost. Certain securities have been downgraded since acquisition by one or more of the nationally recognized ratings agencies. However, the Company’s independently prepared cash flow forecasts support management’s conclusions that it is probable the Company will fully recover the amortized cost of the securities based upon assumptions that would be used by other market participants. Management’s conclusion that impairment is temporary is based upon several factors. Those factors include: credit rating, duration, severity of impairment, management’s intent and ability to hold to recovery or maturity based upon the classification of the security, and independent analyses of the residential mortgages underlying such securities among others. These factors in certain circumstances involve significant management estimates, and support management’s conclusions that impairments are temporary.  In circumstances where these factors lead to a conclusion that impairment is other than temporary, the security is written-down through a charge to earnings to its estimated fair value.

The material effect, if any, on the consolidated financial statements related to these critical accounting areas is also discussed below.

Recent Accounting Pronouncements

Note 21 to the financial statements discusses new accounting policies adopted by the Company during 2008 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted.  To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts thereof are discussed in the applicable section(s) of this discussion and the notes to the consolidated financial statements.

Forward Looking Statements

      Certain statements included in this annual report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to significant risks and uncertainties.  Forward-looking statements include information concerning our future results, interest rates, loan and deposit growth, operations, community bank implementation and business strategy. These statements often include terminology such as “may,” “will,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate,” “continue,” “could,” “should,” “would,” “believe,” “intend,” “projects,” or the negative thereof or other variations thereon or comparable terminology and similar expressions.  As you consider forward-looking statements, you should understand that these statements are not guarantees of performance or results.  They involve risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to: the successful implementation of our community banking strategies, the timing of regulatory approvals or consents for new branches or other contemplated actions; the availability of suitable and desirable locations for additional branches; the continuing strength of our existing business, which may be affected by various factors, including but not limited to interest rate fluctuations, level of delinquencies, defaults and prepayments, increased competitive challenges, and expanding product and pricing pressures among financial institutions; changes in financial market conditions, either internationally, nationally or locally in areas in which we conduct our operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development, real estate prices and other recent problems in the commercial and residential real estate markets; unprecedented fluctuations in markets for equity, fixed-income, commercial paper and other securities, increases in losses, customer bankruptcies, claims and assessments; the extreme levels of volatility and limited credit currently being experienced in the financial markets; legal and regulatory developments, such as changes in fiscal, monetary, regulatory, trade and tax policies and laws, including policies of the U.S. Department of Treasury and the Federal Reserve Board; our participation, or lack thereof, in governmental programs implemented under the Emergency Economic Stabilization Act (“EESA”), including without limitation the Troubled Asset Relief Program (“TARP”) and the Capital Purchase Program (“CPP”), and the impact of such programs and related regulations on our business and on international, national, and local economic and financial markets and conditions; and the risks and uncertainties discussed elsewhere and/or set forth from time to time in our other periodic reports filings, and public statements.

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

Asset Liability Management.  United Western Bank has established an Asset Liability Committee (“ALCO”). Through ALCO, the Company seeks to avoid excessive fluctuations in its net interest margin and to maximize its net interest income before provision for credit losses within acceptable levels of risk through periods of changing interest rates.  Accordingly, the Company’s interest rate sensitivity and liquidity are monitored on an ongoing basis by ALCO, which oversees the risk management and establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital.

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

Based on simulation modeling, which assumes immediate parallel changes in interest rates at December 31, 2008, we believe that our net interest income and net income would change over a one-year period due to changes in interest rates as follows:

Immediate Shifts	Change in Net Interest Income
Changes in Levels of Interest Rates	Dollar Change	Percentage Change
(in basis points)	(dollars in thousands)
200	$4,307	5.69%
100	1,607	2.12
0	–	–
(100)	(1,483)	(1.96)

Based on simulation modeling, which assumes immediate parallel changes in interest rates at December 31, 2007, we believe that our net interest income and net income would change over a one-year period due to changes in interest rates as follows:

Immediate Shifts	Change in Net Interest Income
Changes in Levels of Interest Rates	Dollar Change	Percentage Change
(in basis points)	(dollars in thousands)
200	$5,059	6.62%
100	3,333	4.36
0	–	–
(100)	(4,847)	(6.34)

Overall, management believes the Company is modestly asset sensitive.  Although interest rates declined rather significantly throughout 2008, the Company did increase its net interest income before provision for credit losses to $82 million for 2008 compared to $69 million for 2007, and $56 million for 2006.  This increase was principally attributable to the community bank transformation that has occurred over this period.  The Company’s net interest margin for all of 2008 was 3.96%.  The Company’s net interest margin for the fourth quarter of 2008 was 3.88%, which reflects a modest decline from the third quarter of 2008 and from the average net interest margin for the entire year.  This is consistent with our modest asset sensitive position.

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

See Item 1A “Risk Factors,” and Item 7. “Management’s Discussion and Analysis of Financial Condition.”

Item 8.  Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

McGladrey & Pullen, LLP (“McGladrey”) was previously the principal accountant for the Company. On December 10, 2008, McGladrey was dismissed. The Audit Committee of the Board of Directors of the Company recommended and approved the dismissal of McGladrey as the Company's principal accountant.  McGladrey’s audit reports on the Company’s consolidated financial statements for the two fiscal years ended December 31, 2007 and 2006, did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the aforementioned report for the year ended December 31, 2006 included an explanatory paragraph stating that: “As discussed in Note 2 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment.”

Neither of the audit reports of McGladrey on the effectiveness of internal control over financial reporting as of December 31, 2007 and December 31, 2006 contained any adverse opinion or disclaimer of opinion, nor were the reports qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two fiscal years ended December 31, 2007 and 2006, and the subsequent interim periods through September 30, 2008, there were no disagreements with McGladrey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

During the two fiscal years ended December 31, 2007 and 2006, and the subsequent interim periods through September 30, 2008, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission (the “Commission”).

On December 10, 2008, the Audit Committee of the Company’s Board of Directors recommended and approved the engagement of Crowe Horwath LLP as the Company's new independent registered public accounting firm. During the fiscal years ended December 31, 2007 and 2006 and the subsequent interim period prior to the Company’s engagement of Crowe Horwath LLP, the Company did not consult with Crowe Horwath LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) or (ii) of Regulation S-K.

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (“Disclosure Controls”) to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities Exchange Commission’s rules and forms.  Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”), as appropriate to allow timely decisions regarding required disclosure.  Our Disclosure Controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives.  Our management including the CEO, CFO and CAO, does not expect that our Disclosure Controls will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.  Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error of fraud may occur and not be detected.

As of the end of the period covered by this Form 10-K, we evaluated the effectiveness of the design and operations of our Disclosure Controls.  The controls evaluation was done under the supervision and with the participation of management, including our CEO, CFO and CAO.  Based on this evaluation, our CEO, CFO and CAO have concluded our Disclosure Controls were effective as of the end of the period covered by this Annual Report on Form 10-K.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of management, including our CEO, CFO and CAO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as of December 31, 2008.

Based on our assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on the criteria set forth by COSO.

The Company’s external auditors, Crowe Horwath, LLP, an independent registered public accounting firm, have issued an audit report on the effectiveness of the Company’s internal control over financial reporting.  This report appears near the beginning of Item 8. “Financial Statements and Supplementary Data.”

(e) Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.  Certain Relationships and Related Transactions, and Director Independence
Item 14.  Principal Accountant Fees and Services

Information required by these Items is incorporated herein by reference to the Company’s Proxy Statement (Schedule 14A) for its 2009 Annual Meeting of Shareholders, which will be filed with the Commission on or before March 31,2009.

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

UNITED WESTERN BANCORP, INC.

Dated:	March 3, 2009	/s/ Scot T. Wetzel
Scot T. Wetzel
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 3, 2009	/s/ William D. Snider
William D. Snider
Chief Financial Officer
(Principal Financial Officer)

Dated:	March 3, 2009	/s/ Benjamin C. Hirsh
Benjamin C. Hirsh
Chief Accounting Officer
(Principal Accounting Officer)

Signatures	Title	Date

/s/ Scot T. Wetzel	President, Chief Executive Officer and Director	March 3, 2009
Scot T. Wetzel	(Principal Executive Officer)

/s/ Guy A. Gibson	Chairman of the Board	March 3, 2009
Guy A. Gibson

/s/ William D. Snider	Vice Chairman, Chief Financial Officer and Director	March 3, 2009
William D. Snider	(Principal Financial Officer)

/s/ Michael J. McCloskey	Chief Operating Officer	March 3, 2009
Michael J. McCloskey	Officer and a Director

/s/ Robert T. Slezak	Director	March 3, 2009
Robert T. Slezak

/s/ Lester Ravitz	Director	March 3, 2009
Lester Ravitz

/s/ Dr. James H. Bullock	Director	March 3, 2009
Dr. James H. Bullock

/s/ Jeffrey R. Leeds	Director	March 3, 2009
Jeffrey R. Leeds

/s/ Bernard C. Darré	Director	March 3, 2009
Bernard C. Darré

INDEX TO EXHIBITS

3.1
Articles of Amendment to the Articles of Incorporation, filed as Exhibit 3.2 to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 filed by the Registrant with the Commission..

3.2	Bylaws, as amended, of the Registrant, filed as Exhibit 3.2 to the Registrant’s Form 8-K filed by the Registrant with the Commission on December 27, 2007.
4.1
Specimen Certificate for Common Stock of the Registrant, filed as Exhibit 4.1 to Registrant’s registration statement on Form S-1 (No. 333-10223), filed by the Registrant with the Commission on August 15, 1996, as amended by Form S-1/A, filed by the Registrant with the Commission on September 27, 1996.

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

4.10
Amended and Restated Declaration of Trust of Matrix Bancorp Capital Trust II, dated as of March 28, 2001, filed as Exhibit 10.6 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed by the Registrant with the Commission.

4.11
Common Securities Guarantee Agreement of the Registrant, dated as of March 28, 2001, filed as Exhibit 10.7 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed by the Registrant with the Commission.

4.12
Capital Securities Guarantee Agreement of the Registrant, dated as of March 28, 2001, filed as Exhibit 10.8 to Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2001, filed by the Registrant with the Commission.

4.13
Amended and Restated Trust Agreement of Matrix Bancorp Capital Trust VI, dated as of August 30, 2004, filed as Exhibit 10.1 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed by the Registrant with the Commission.

4.14
Guarantee Agreement of Matrix Bancorp Capital Trust VI, dated as of August 30, 2004, filed as Exhibit 10.2 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed by the Registrant with the Commission.

4.15
Junior Indenture between the Registrant and Deutsche Bank Trust Company Americas, dated as of August 30, 2004, relating to Junior Subordinated Debt Securities, due October 18, 2034, filed as Exhibit 10.3 to Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, filed by the Registrant with the Commission.

4.16
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

4.18
Guarantee Agreement of Matrix Bancorp Capital Trust VIII, dated as of June 30, 2005, filed as Exhibit 10.3 to Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2005, filed by the Registrant with the Commission.

4.19
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

4.20
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

10.7
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

10.8
The Registration Rights Agreement, dated as of December 9, 2005, by and between Matrix Bancorp, Inc., Friedman, Billings, Ramsey & Co., Inc. and the other parties thereto, filed as Exhibit 4.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on December 13, 2005.

10.9
Employment Agreement, dated March 15, 2006, and effective as of January 11, 2006, by and between Matrix Bancorp, Inc. and Scot T. Wetzel, filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on March 20, 2006. •

10.10
Asset Purchase Agreement dated as of March 31, 2006, between Matrix Bancorp Trading, Inc., SN Capital Markets, LLC, Security National Holding Company, LLC, and Security National Master Holding Company, LLC, filed as Exhibit 2.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on April 6, 2006.

10.11
Purchase Agreement dated as of May 5, 2006, between SKS Ventures, LLC and Equi-Mor Holdings, Inc., filed as Exhibit 10.1 to Registrant’s report on Form 8-K filed by the Registrant with the Commission on May 10, 2006.

10.12
Agreement for Purchase and Sale dated as of August 11, 2006 between Matrix Tower Holdings, LLC and Grant Management, A.S., filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on August 25, 2006.

10.13	License Agreement dated as of September 29, 2006, between Legent Clearing, LLC and United Western Bancorp, Inc., filed as Exhibit 10.1 to Registrant’s Form 8-K with the Commission on October 5, 2006.
10.14*	First Amendment to License Agreement dated as of June 6, 2007, between Legent Clearing, LLC and United Western Bancorp, Inc.
10.15
Revolving Loan Agreement dated as of September 29, 2006, between Legent Group, LLC and United Western Bank, in the amount of $5,000,000, filed as Exhibit 10.2 to Registrant’s Form 8-K filed with the Commission on October 5, 2006.

10.16*	Second Modification of Loan Agreement, effective as of October 1, 2008, by and between Legent Group, LLC and United Western Bank, in the amount of $5,000,000.
10.17
Form of Office Lease dated as of October 1, 2006, between 700 17th Street Operating, LLC and United Western Bank, filed as Exhibit 10.3 to Registrant’s Form 8-K filed with the Commission on October 5, 2006.

10.18	Credit Agreement dates as of June 29, 2007 between United Western Bancorp, Inc. and JPMorgan Chase Bank, N.A., filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on July 2, 2007.
10.19
Employment Agreement, dated December 31, 2008, and effective as of October 15, 2008, by and between United Western Bancorp, Inc. and Scot T. Wetzel, filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on January 7, 2009. •

10.20*	2007 Equity Incentive Plan, as amended by the Board of Directors on December 17, 2008. ●
14*	Code of Business Conduct and Ethics, as approved by the Board of Directors on August 4, 2008.
16	Letter regarding change in certifying accountant, filed as Exhibit 16 to Registrant’s Form 8-K filed with the Commission on December 16, 2008.
21*	Subsidiaries of the Registrant.
23.1*	Consent of McGladrey & Pullen, LLP.
23.2*	Consent of Crowe Horwath LLP.
31.1*	Certification by Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by D. Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________________________
•Compensation Agreement
* Filed herewith

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of United Western Bancorp, Inc. and Subsidiaries

Report on Management’s Assessment of Internal Control over Financial Reporting

The management of United Western Bancorp, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by Crowe Horwath, LLP, an independent registered public accounting firm, as stated in their attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  See “Report of Independent Registered Public Accounting Firm.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
United Western Bancorp, Inc.

We have audited the accompanying consolidated balance sheet of United Western Bancorp, Inc. and subsidiaries as of December 31, 2008 and the related consolidated statements of income, stockholders' equity and comprehensive income /(loss) and cash flows for the year then ended. We also have audited United Western Bancorp Inc. and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Western Bancorp Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Western Bancorp, Inc. and subsidiaries as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, United Western Bancorp, Inc. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath, LLP
Sherman Oaks, California
March 3, 2009

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

To the Board of Directors and Shareholders
United Western Bancorp, Inc.

We have audited the consolidated balance sheets of United Western Bancorp, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Western Bancorp, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Denver, Colorado
March 6, 2008

United Western Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share information)
	December 31,	December 31,
	2008	2007
Assets
Cash and due from banks	$22,332	$21,650
Interest-earning deposits	548	3,156
Federal funds sold	-	16,000
Total cash and cash equivalents	22,880	40,806
Investment securities – available for sale	59,573	87,676
Investment securities – held to maturity (fair value 2008 - $429,526, 2007 - $568,309)	498,464	574,105
Loans held for sale – at lower of cost or fair value	291,620	369,071
Loans held for investment	1,249,484	893,710
Allowance for credit losses	(16,183)	(8,000)
Loans held for investment, net	1,233,301	885,710
FHLBank stock, at cost	29,046	39,913
Mortgage servicing rights, net	9,496	11,971
Accrued interest receivable	8,973	10,551
Other receivables	15,123	14,120
Premises and equipment, net	25,960	16,949
Bank owned life insurance	25,233	24,279
Other assets	11,243	11,737
Deferred income taxes	23,324	6,113
Foreclosed real estate	4,417	3,109
Total assets	$2,258,653	$2,096,110

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,724,672	$1,385,481
Custodial escrow balances	29,697	34,172
FHLBank borrowings	226,721	406,129
Borrowed money	119,265	97,428
Junior subordinated debentures owed to unconsolidated subsidiary trusts	30,442	30,442
Income tax payable	364	222
Other liabilities	25,543	28,815
Total liabilities	2,156,704	1,982,689

Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized;
no shares outstanding	–	–
Common stock, par value $0.0001; 50,000,000 shares authorized; issued and
7,253,391 shares at December 31, 2008 and
7,264,224 shares at December 31, 2007 outstanding	1	1
Additional paid-in capital	23,856	23,724
Retained earnings	100,348	92,364
Accumulated other comprehensive loss	(22,256)	(2,668)
Total shareholders’ equity	101,949	113,421
Total liabilities and shareholders’ equity	$2,258,653	$2,096,110
See accompanying notes to consolidated financial statements

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Dollars in thousands, except share information)
	Years Ended December 31,
	2008	2007	2006
Interest and dividend income:
Community bank loans	$58,033	$44,889	$24,743
Wholesale residential loans	20,503	27,882	35,223
Other loans	2,834	6,779	11,483
Investment securities	32,169	38,847	40,471
Deposits and dividends	1,478	3,162	3,380
Total interest and dividend income	115,017	121,559	115,300

Interest expense:
Deposits	12,662	27,142	22,742
FHLBank borrowings	13,769	17,086	30,275
Other borrowed money	6,601	8,489	6,766
Total interest expense	33,032	52,717	59,783

Net interest income before provision for credit losses	81,985	68,842	55,517
Provision for credit losses	8,599	2,312	2,019
Net interest income after provision for credit losses	73,386	66,530	53,498

Noninterest income:
Custodial and administrative services	10,221	8,435	6,833
Loan administration	4,914	6,311	7,749
Gain on sale of loans held for sale	764	2,124	640
Loss on trading securities	–	–	(229)
Gain on sale of available for sale investment securities	–	98	274
Write-down on other-than-temporary impairment of securities	(4,110)	–	–
Gain on sale of assets	–	–	3,100
Litigation settlements	–	155	2,550
Other	3,072	3,860	8,274
Total noninterest income	14,861	20,983	29,191

Noninterest expense:
Compensation and employee benefits	30,929	27,148	22,309
Subaccounting fees	17,914	22,851	21,013
Amortization of mortgage servicing rights	2,635	3,489	5,810
Recovery of mortgage servicing rights impairment	–	–	(276)
Lower of cost or fair value adjustment on loans held for sale	2,793	722	(2,017)
Occupancy and equipment	3,436	2,946	3,781
Postage and communication	1,464	1,237	1,063
Professional fees	3,786	2,584	2,322
Mortgage servicing rights subservicing fees	1,690	1,931	2,488
Redemption of junior subordinated debentures	–	1,487	176
Other general and administrative	11,112	9,669	12,514
Total noninterest expense	75,759	74,064	69,183

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (continued)
(Dollars in thousands, except share information)

	Years Ended December 31,
	2008	2007	2006
Income from continuing operations before income taxes	12,488	13,449	13,506
Income tax provision	2,536	3,308	3,593
Income from continuing operations	9,952	10,141	9,913

Discontinued operations:
Income from discontinued operations, net of income tax provision of $0, $0, and $1,152, respectively	–	–	1,743

Net Income	$9,952	$10,141	$11,656

	Years Ended December 31,
	2008	2007	2006
Income from continuing operations per share – basic	$1.39	$1.40	$1.27
Income from continuing operations per share – assuming dilution	$1.39	$1.40	$1.27
Income from discontinued operations per share – basic	$–	$–	$0.23
Income from discontinued operations per share – assuming dilution	$–	$–	$0.23

Net income per share – basic	$1.39	$1.40	$1.50
Net income per share – assuming dilution	$1.39	$1.40	$1.50

Weighted average shares – basic	7,164,250	7,247,636	7,247,636
Weighted average shares – assuming dilution	7,164,598	7,266,887	7,791,516
Dividends declared per share	$0.24	$0.24	$–

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
(Dollars in thousands)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total	Comprehensive Income/(loss)
Balance at January 1, 2006	11,740,850	$1	$108,395	$72,314	$18	$180,728
Shares repurchased under Tender Offer	(4,184,277)	–	(79,501)	–	–	(79,501)
Stock repurchase	(300,000)	–	(5,853)	–	–	(5,853)
Share-based compensation expense	–	–	575	–	–	575
Comprehensive income:
Net income	–	–	–	11,656	–	11,656	$11,656
Net unrealized holding gains, net of income tax (1)	–	–	–	–	148	148	148
Comprehensive income							$11,804
Balance at December 31, 2006	7,256,573	$1	$23,616	$83,970	$166	$107,753
Dividends paid ($0.24 per share)	–	–	–	(1,747)	–	(1,747)
Stock option exercise	500	–	12	–	–	12
Stock repurchase	(60,200)	–	(1,251)	–	–	(1,251)
Issuance of stock to directors	2,711	–	62	–	–	62
Issuance of stock to employee stock purchase plan	18,308	–	399	–	–	399
Restricted stock grants	46,332	–	–	–	–	–
Share-based compensation expense	–	–	886	–	–	886
Comprehensive income:
Net income	–	–	–	10,141	–	10,141	$10,141
Net unrealized holding losses, net of income tax (1)	–	–	–	–	(2,834)	(2,834)	(2,834)
Comprehensive income							$7,307
Balance at December 31, 2007	7,264,224	$1	$23,724	$92,364	$(2,668)	$113,421
Cumulative adjustment to apply EITF 06-04	–	–	–	(226)	–	(226)
Dividends paid ($0.24 per share)	–	–	–	(1,742)	–	(1,742)
Stock repurchase	(113,900)	–	(1,605)	–	–	(1,605)
Issuance of stock to directors	9,428	–	139	–	–	139
Issuance of stock to employee stock purchase plan	26,634	–	337	–	–	337
Restricted stock grants	67,005	–	–	–	–	–
Share-based compensation expense	–	–	1,261	–	–	1,261
Comprehensive income:
Net income	–	–	–	9,952	–	9,952	$9,952
Net unrealized holding losses, net of income tax (1)	–	–	–	–	(19,588)	(19,588)	(19,588)
Comprehensive loss							$(9,636)
Balance at December 31, 2008	7,253,391	$1	$23,856	$100,348	$(22,256)	$101,949
(1) Net of income tax provision (benefit) of $76, ($1,460) and ($12,228) for 2006, 2007, and 2008 respectively

See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)
	Years Ended December 31,
	2008	2007	2006
Cash flows of continuing operating activities
Net income	$9,952	$10,141	$11,656
Income from discontinued operations, net of income tax provision	–	–	(1,743)
Adjustments to reconcile income to net cash from continuing operating activities:
Share-based compensation expense	1,525	1,036	575
Depreciation and amortization	1,821	1,413	2,105
Provision for credit losses	8,599	2,312	2,019
Write-down on other-than-temporary impairment of securities	4,110	–	–
Amortization of mortgage servicing rights	2,635	3,489	5,810
Charge to reduce loans held for sale to fair value	2,793	722	(2,017)
Recovery of impairment on mortgage servicing rights	–	–	(276)
Gain on sale of loans held for sale	(764)	(2,124)	(640)
Loss on trading securities	–	–	229
Gain on sale of available for sale investment securities	–	(98)	(274)
Net loss (gain) on sale and write down of assets, equipment and foreclosed real estate	1,316	1	(3,081)
Changes in assets and liabilities:
Proceeds from the sale and repayment of trading securities	–	–	159,580
Loans originated and purchased for sale	(34,161)	(34,635)	(217,901)
Principal payments on, and proceeds from sale of loans held for sale	89,315	109,754	339,938
(Increase) decrease in other receivables, other assets, deferred income tax asset and income taxes receivable Bank owned life insurance and accrued interest receivable	(5,854)	122	13,790
(Decrease) increase in other liabilities and income taxes payable	(3,130)	1,587	8,557
Net cash from continuing operating activities	78,157	93,720	318,327

Cash flows of continuing investing activities
Loans originated and purchased for investment	(867,438)	(705,303)	(300,892)
Principal repayments on loans held for investment	506,606	505,323	174,425
Purchase of available for sale securities	–	–	(173,844)
Proceeds from sale of available for sale securities	–	25,600	33,571
Proceeds from maturity and prepayment of available for sale securities	14,343	24,822	24,402
Purchase of held to maturity securities	(5,018)	(4,940)	(308,676)
Proceeds from the maturity and prepayment of held to maturity securities	75,925	125,707	122,137
Proceeds from sales of loans transferred to loans held for sale	–	21,430	–
Redemption (purchase) of FHLBank stock	12,000	5,000	(7,527)
Purchases of premises and equipment	(10,794)	(9,728)	(8,165)
Acquisition of mortgage servicing rights	–	–	(98)
Proceeds from sale of foreclosed real estate	4,283	5,784	4,034
Proceeds from sale of mortgage servicing rights	–	–	8
Proceeds from the sale of building, equipment and other assets	–	5	26,931
Net cash from continuing investing activities	(270,093)	(6,300)	(413,694)
    Continued

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)
	Years Ended December 31,
	2008	2007	2006
Cash flows of continuing financing activities
Net increase in deposits	339,191	39,800	221,637
Net decrease in custodial escrow balances	(4,475)	(5,845)	(9,368)
Net decrease in FHLBank borrowings	(179,408)	(113,302)	(95,597)
Borrowed money – proceeds from repurchase agreements	4,837	26,428	50,000
Borrowed money – (repayments) advances on revolving line, net	17,000	5,000	(3,217)
Borrowed money – advance on term line	–	6,000	–
Redemption of capital securities of subsidiary trust	–	(25,774)	(5,156)
Proceeds from issuance of common stock – Employee Stock Purchase Plan	212	311	–
Stock option exercise	–	12	–
Redemption of common stock shares under tender offer	–	–	(79,501)
Repurchase of common stock	(1,605)	(1,251)	(5,853)
Dividends paid	(1,742)	(1,747)	–
Net cash from continuing financing activities	174,010	(70,368)	72,945

Cash flows of discontinued operations
Operating cash flows	–	–	28,242
Investing cash flows	–	–	66
Financing cash flows	–	–	(16,364)
Net cash from discontinued operations	–	–	11,944

(Decrease) increase in cash and cash equivalents	(17,926)	17,052	(10,478)
Cash and cash equivalents at beginning of the year	40,806	23,754	34,232
Cash and cash equivalents at end of the year	$22,880	$40,806	$23,754

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$6,907	$4,651	$5,855
Loans securitized and transferred to securities available for sale	$18,003	$–	$11,283
Loans securitized and transferred to trading securities	$–	$–	$149,144
Trading securities transferred to held to maturity securities	$–	$–	$90,074
Loans held for sale transferred to loans held for investment	$–	$–	$164,218
Loans held for investment transferred to loans held for sale	$–	$21,430	$–
Note receivable received in sale of assets of discontinued operations	$–	$–	$2,567
Issuance of common stock to directors	$139	$62	$–

Supplemental disclosure of cash flow information
Cash paid for interest	$33,148	$53,376	$59,991
Cash paid for income taxes	$7,529	$4,589	$6,111
See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Organization

United Western Bancorp, Inc. (the “Company”), is a unitary thrift holding company and, through its subsidiaries, a diversified financial services company headquartered in Denver, Colorado. The Company’s operations are conducted primarily through United Western Bank (“United Western Bank” or the “Bank”), Sterling Trust Company (“Sterling”), Matrix Financial Services Corporation (“Matrix Financial”), UWBK Fund Management, Inc., (“Fund Management”), and UW Investment Services Inc. (“UWIS”), all of which are wholly-owned subsidiaries of the Company.

Subsidiaries

United Western Bank is a federally chartered savings bank that originates commercial real estate, commercial, residential and commercial construction and development, multifamily, leasing, energy and consumer loans. Within certain of these loan types the Bank also originates Small Business Administration loans under the 504 and 7(a) program and loans through the utilization of New Markets Tax Credits. The Bank also offers personal and business depository banking, treasury management, item processing and trust services. At December 31, 2008, the Bank has seven branches in the Colorado Front Range marketplace (downtown Denver, Boulder, Cherry Creek, Loveland, Fort Collins, Longmont, and South Denver) and a loan production office serving Aspen and the Roaring Fork Valley.

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

2.  Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation. The accounting and reporting policies of the Company and its subsidiaries conform, in all material respects, to accounting principles generally accepted in the United States of America.

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

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Use of Estimates.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions at the date of the consolidated financial statements that affect the amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The Company believes that the allowance for credit losses, the fair values of financial instruments, lower of cost or market adjustment on loans held for sale, foreclosed assets, deferred tax assets and liabilities and the determination of temporary vs. other-than-temporary impairments are particularly subject to change.

Reclassifications. Certain reclassifications have been made to prior years’ consolidated financial statements and related notes to conform to the current year presentation. Included in these reclassifications was a retrospective change in the presentation of loans held for sale. In the 2007 financial statements we presented community bank loans and wholesale loans on the face of the balance sheet, with details of the components of loans held for sale and loans held for investment in Note 5 Loans. In the 2008 financial statements we present loans held for sale and loans held for investment on the face of the balance sheet. In Note 5 Loans, we provide a break down of community bank loans and wholesale loans within loans held for investment and loans held for sale.

In prior financial statement filings, the Company presented the valuation allowance to reduce loans held for sale to the lower of cost or fair value in two components, one an allowance for credit losses that separately considered credit loss exposure and one valuation allowance that separately considered market risk factors. Management has reclassified prior period financial statements to reflect the valuation allowance to reduce loans held for sale at the lower of cost or fair value as one valuation allowance balance. This revision to our presentation, reduced provision for credit losses for the years ended 2007 and 2006 to $2,312,000 and $2,019,000, respectively, from the previous presentation of provision for credit losses of $2,451,000, and $2,341,000 for the same periods, respectively.  Offsetting the reduction in provision for credit losses, was an increase in other expense – lower of cost or fair value adjustment. The lower of cost or fair value adjustment for the year ended December 31, 2007 and 2006, was $583,000 and ($2,339,000), respectively, and is now presented as $722,000 and ($2,017,000) for those same periods, respectively. This reclassification and other reclassifications made to these financial statements had no impact on total assets, shareholders’ equity, or net income for any period.

Cash Flow Reporting.  Cash equivalents, for purposes of the consolidated statements of cash flows, consist of cash, federal funds sold and interest-earning deposits with banks with original maturities, when purchased, of three months or less. Net cash flows are reported for deposit, including custodial escrow balance transactions, FHLBank borrowings and borrowed money – revolving lines of credit.

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

The Bank is required to maintain vault cash or balances with the Federal Reserve Bank of Kansas City based on a percentage of deposit liabilities. The required reserve balance was $3,186,000 and $1,818,000 at December 31, 2008 and 2007, respectively.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Dividend Restriction.  The regulations under which our significant subsidiaries operate require maintaining certain capital levels. Accordingly, such regulations may limit the amount of dividends paid by the Bank or by Sterling to the holding company or by the holding company to stockholders.

Investment Securities.  Securities available for sale include mortgage backed securities and a nominal amount of Small Business Administration guaranteed pooled securities (“SBA securities”). Securities available for sale are carried at fair value with the change in unrealized gains and losses reported in other comprehensive income/(loss), net of tax, which is included as a separate component in shareholders’ equity. Realized gains and losses on the sale of available for sale securities are recognized on trade date and are determined using the specific identification method.

Securities held to maturity include mortgage backed securities and SBA securities. Securities are classified as held to maturity when management has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost.

Interest income includes amortization of purchase premiums and discounts. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated.

Temporary vs. Other-Than-Temporary Impairment

The Company views the determination of whether an investment security is temporarily or other-than-temporarily impaired as a critical accounting policy, as the estimate is susceptible to significant change from period to period because it requires management to make significant judgments, assumptions and estimates in the preparation of its consolidated financial statements. We assess individual securities in our investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. When a security is impaired, we then determine whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the severity and duration of the impairment, (ii) the ratings of the security, (iii) the overall transaction structure, e.g., the Company’s position within the structure, the aggregate, near term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows, and (iv) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Management considers whether an investment security is within the scope of Emerging Issues Task Force (EITF”) 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” and EITF 99-20-1 “Amendments to the Impairment Guidance of EITF Issue No. 99-20” at the time of purchase by review of the rating assigned. To date, all securities acquired by the Company have been agency securities or had an assigned rating of AA or higher at the time of acquisition and thus such securities were excluded from the scope of EITF 99-20.

Management considers whether an investment security is other-than-temporarily impaired under the guidance promulgated in FSP SFAS 115 and SFAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and the guidance from the Securities and Exchange Commission found in Staff Accounting Bulletin Topic 5M. If impairment is determined to be other-than-temporary, an impairment loss is recognized by reducing the amortized cost basis to fair value in accordance with that guidance.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Loans Held for Investment.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as loans held for investment. These loans are reported at the principal balance outstanding net of unearned discounts and purchase premiums. Interest income is accrued on the unpaid principal balance. Loan origination fees net of certain direct origination costs and purchase premiums are deferred and recognized in interest income using level-yield method without anticipating prepayments and includes amortization of deferred loan fees, purchase premiums and costs over the loan term. Net loan commitment fees or costs for commitments are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period in accordance with FIN45.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions and Company policy. After a loan is placed on non-accrual status, any interest previously accrued, but not yet collected, is reversed against current income. Generally, all subsequent payments are applied to reduce the principal balance. Loans will not be placed back on accrual status unless back interest and principal payments are made, and future payments are reasonably assured.

Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the fair value of collateral if repayment is expected solely from the collateral, or the present value of estimated future cash flows using the loan’s existing rate. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Loans Held for Sale.  Loans originated or purchased without the intent to hold for the foreseeable future or until maturity are carried at the lower of net cost or fair value on an aggregate portfolio basis. The amount, by which cost exceeds fair value, if any, is accounted for as a loss through a valuation allowance. Changes in the valuation allowance are included in the determination of income in the period in which those changes occur and are reported in the Consolidated Statements of Income - Noninterest expense as lower of cost or fair value adjustment.

The accrual of interest on loans held for sale is discontinued when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions and Company policy. After a loan is placed on non-accrual status, any interest previously accrued, but not yet collected, is reversed against current income. Generally, all subsequent payments are applied to reduce the principal balance. Loans will not be placed back on accrual status unless back interest and principal payments are made, and future payments are reasonably assured.

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

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Community Bank Loans.  Community bank loans include commercial real estate loans, construction and development loans, commercial loans, multifamily loans and consumer loans. Within this population are loans originated by the Bank’s SBA division. The majority of community bank loans are originated as assets held for investment and are further discussed in Note 5. Loans – Loans held for Investment. We intend to hold for the foreseeable future or to maturity all community bank loans except SBA 504 loans and the guaranteed portion of SBA 7a loans. We generally sell selected SBA 504 loans and the guaranteed portion of SBA 7a loans on a routine basis.  Certain legacy broker-originated multifamily loans that are considered community bank loans continue to be classified as loans held for sale. At December 31, 2008 and 2007 community bank loans included multifamily and SBA originated loans totaling $83,652,000 and $90,911,000, respectively that were classified as held for sale.

Wholesale Loans.  Wholesale loans include legacy purchased residential loans and purchased guaranteed portions of SBA 7a loans. We did not acquire any wholesale loans in 2008 or 2007 other than loans we are required to repurchase from our GNMA mortgage servicing portfolio.  Such loans are government guaranteed as to principal and interest. At December 31, 2008 and 2007, wholesale loans included residential loans totaling $212,083,000 and $278,534,000, respectively, that were classified as loans held for sale. See Note 5 Loans for a break out of all wholesale loans.

Allowance for Credit Losses. The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate of probable credit losses inherent in the loan held for investment portfolio (“loan portfolio’). The allowance, in the judgment of management, is necessary to reserve for estimated losses inherent in the loan portfolios. The allowance for credit losses includes allowance allocations calculated in accordance with SFAS 5, “Accounting for Contingencies,” and SFAS 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118. The level of the allowance reflects management’s continuing evaluation of loan loss experience, specific credit risks, current loan portfolio quality, industry and loan type concentrations, economic and regulatory conditions and unidentified losses inherent in the loan portfolios, as well as trends in the foregoing.

The allowance for credit losses consists of four components: pools of homogeneous residential loans with similar risk characteristics, commercial loans with similar risk characteristics (e.g., multifamily, construction and development, commercial real estate and commercial), individual loans that are measured for impairment, and a component representing an estimate of inherent, probable but undetected losses, which also contemplates the imprecision in the credit risk models utilized to calculate the allowance.

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

Commercial loans with similar risk characteristics (e.g., multifamily, construction and development, commercial real estate and commercial) are assessed for probable losses based on loss migration analysis where loss factors are updated regularly based on our own loss experience, the collective experience of our credit risk management team, and industry data. The analysis also incorporates the related internal gradings of loans charged off and other factors, including our asset quality trends and national and local economic conditions.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The portion of the allowance established for loans measured for impairment reflects expected losses resulting from analyses developed through specific allocations for individual loans. The Company considers a loan impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan. Loss on impaired loans is typically measured using the fair value of collateral, as such loans are usually collateral dependent, but may be measured using either the present value of expected future cash flows discounted using loan rate, or the market price of the loan. All loans considered impaired are included in nonperforming loans. The Company generally evaluates its residential loans collectively due to their homogeneous nature; however, individual residential loans may be considered for impairment based on the facts and circumstances of the loan. Accordingly, potentially impaired loans of the Company may include residential loans, commercial loans, real estate construction loans, commercial real estate mortgage loans and multifamily loans classified as nonperforming loans.

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

FHLBank Stock.  As a member of the Federal Home Loan Bank system, United Western Bank is required to own FHLBank stock. The Company carries FHLBank stock at cost, which is equal to its redemption value. FHLBank stock is classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Dividends are credited to interest and dividend income when declared by the FHLBank.

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

The estimated fair value of MSRs is determined by reference to the discounted future servicing income, as stratified in accordance with one or more predominant risk characteristics of the underlying loans. The Company stratifies its MSRs by product type, interest rate and investor to reflect the predominant risk characteristics. To determine the estimated fair value of MSRs, the Company uses a valuation model that calculates the present value of discounted future cash flows. In using this valuation model, the Company incorporates assumptions that market participants would use in estimating future net servicing income, which includes estimates of the cost of servicing per loan, including incremental interest cost of servicer advances, foreclosure expenses and losses, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. For purposes of performing an impairment analysis on MSRs, the Company estimates fair value using the following primary assumptions: average prepayment speeds of 13.6 CPR, (Constant Prepayment Rate, a prepayment speed measurement) ranging from 1.3 CPR to 43.3 CPR; an average discount rate of 11.56%; with discount rates ranging from 11.00% to 47.12%; and average delinquency of 8.09%, with default rates ranging from 0% to 100%. At December 31, 2008, the Company’s residential servicing portfolio consists of seasoned loans with an approximate 10.6 year average age, an average balance of $58,000, and a weighted average note rate of 7.23%.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

MSRs are evaluated for impairment base on the factors discussed in the paragraph above. If temporary impairment exists within a risk stratification tranche, a valuation allowance is established through a charge to income equal to the amount by which the carrying value exceeds the fair value. If it is later determined that all or a portion of the temporary impairment no longer exists for a particular tranche, the valuation allowance is reduced through a credit to noninterest expense.

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

As of December 31, 2008 and 2007, a valuation allowance of $860,000, was required, and the fair value of the aggregate MSRs was approximately $9,496,000 and $11,971,000, respectively.

Gain on sale of MSRs is recorded when title to MSRs and the risks and rewards inherent in owning the MSRs have been transferred to the buyer.

Premises and Equipment.  Land is carried at cost. Buildings, leasehold improvements, office furniture and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is computed by the straight-line method over the estimated useful lives of the assets. Useful lives range from two to five years for software, office furniture and equipment, and five to 40 years for buildings and building improvements. Leasehold improvements are amortized over the term of the related lease or the estimated useful lives of the improvements, whichever is shorter. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over their identified useful lives.

Foreclosed Real Estate. Residential or commercial assets acquired through loan foreclosure or deed in lieu of loan foreclosure are held for sale and are initially recorded fair value, less estimated selling costs when acquired, establishing a new cost basis. Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense.

Bank Owned Life Insurance.  The Bank has purchased life insurance policies to insure the lives of certain officers and directors of the Bank. In accordance with EITF 06-05, company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Earnings are credited to the balance and recorded as part of other income in the consolidated statements of income.

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

New Markets Tax Credits.  Monetization of New Markets Tax Credits (“NMTC”) is included in other income. Utilization of New Markets Tax Credits by the Company reduces our income tax expense. NMTC are awarded under a program administered by the Community Development Financial Institutions Fund, a division of the United States Department of Treasury. NMTC projects promote economic development and contribute to the enhancement of the communities served by the projects. The NMTC Program permits the Company to claim a credit against federal income taxes for each qualified equity investment made to a designated community development entity. The Company receives a 39% tax credit over a seven year period. In 2004, the Bank made a $12.6 million qualifying equity investment in a 99.99% owned subsidiary, Community Development Funding I, LLC (“CDF I”). In 2005 and 2006, the Bank made $11 million and $10 million, respectively, qualifying equity investments in a 99.99% owned subsidiary, Charter Facilities Funding IV, LLC (“CFF IV”). The financial position and results of operations of CDF I and CFF IV are included in the Company’s consolidated financial statements. In connection with the qualified equity investments, the Company claimed net federal income tax credits of $1.2 million, $1.1 million and $1.0 million, for the years ended December 31, 2008, 2007, and 2006, respectively, which are included as a reduction to the income tax provision in the consolidated income statements.

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

The Company received a structuring fee in connection with the monetization of the NMTC and also receives ongoing management fees in equal installments over the seven year tax credit period. During the year ended December 31, 2006, the Company recognized structuring fees of $2.2 million and ongoing management fees of $126,000, $94,000 and $97,000, for the years ended December 31, 2008, 2007 and 2006, respectively. These fees were included in other noninterest income. The Company recognizes the structuring fee as received as the NMTC transferred to the purchaser has value to the buyer on a standalone basis and there is objective and reliable evidence of the fair value of the remaining ongoing services to be performed. After the structuring of the transaction, the ongoing obligation of the Company is to prepare and file tax returns, obtain an annual audit, maintain the tax qualification of the entity, and prepare regulatory filings.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation. Compensation cost is recognized for stock options and restricted stock grants issued to directors, executive officers and employees, based on the fair value of these awards at the date of grant. A trinomial lattice-based model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock grants. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Subaccounting Fees.  Subaccounting fees represent fees paid to a third party to service depository accounts on behalf of the Bank. Such fees are paid to third parties that provide institutional and custodial deposits to the Bank.

Income From Discontinued Operations, net of Income Taxes. Income from discontinued operations, net of income taxes 2006 includes the results of Matrix Bancorp Trading, Inc, which is discussed in Note 23. “Discontinued Operations – Sale of Assets of Matrix Bancorp Trading, Inc.,” and the results of ABS School Services, LLC, which is discussed in Note 24. “Discontinued Operations – Sale of ABS School Services, LLC.”

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, whit a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

The Company recognizes interest and penalties related to income tax matters in other expense.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Segments of an Enterprise and Related Information.  The Company operates as three segments – banking, custodial and administrative services, and mortgage banking. The chief decision-makers for these subsidiary entities monitor the revenue streams of the various products and services, monitor operations and financial performance and report to the Company’s executive management team and board of directors. Discrete financial information for branches is not available other than on a bank wide basis.

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

Comprehensive Income/(Loss).  Comprehensive income/(loss) includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders.  Besides net income, other components of the Company’s comprehensive income includes after tax effect of change in net unrealized gains and losses on securities available-for-sale. Comprehensive income/(loss) is reported as a separate component of shareholders’ equity on the consolidated balance sheet and in the statements of changes in shareholders’ equity.

Derivative Financial Instruments.  The Company’s hedging policies permit the use of various derivative financial instruments to manage interest rate risk or to hedge specified assets and liabilities.  At December 31, 2008 and 2007, there were no stand alone derivative financial instruments and no instruments that required bifurcation from the underlying host contract, which would have required reporting such instruments at fair value on the Company’s balance sheet. The Company may be required to recognize certain contracts and commitments as derivatives when the characteristics of those contracts and commitments meet the definition of a derivative.

Fair Value Measurements.  In general, fair value of financial instruments is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon third party models that use, as inputs, to the extent available, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect unobservable parameters, among other things. Any such valuation adjustments are applied consistently over time. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

3.  Net Income Per Share

The following table sets forth the computation of basic net income per share and net income per share, assuming dilution:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Numerator:
Income from continuing operations, net of tax	$9,952	$10,141	$9,913
Income from discontinued operations, net of tax	–	–	1,743
Net income	$9,952	$10,141	$11,656

Denominator:
Weighted average shares outstanding	7,164,250	7,247,636	7,791,516
Effect of dilutive securities:
Common stock options and non-vested stock awards	348	19,251	–
Denominator for net income per share, assuming dilution	7,164,598	7,266,887	7,791,516

Stock options for 1,034,187, 880,332 and 730,674 shares of common stock were not considered in computing diluted earnings per common share for 2008, 2007 and 2006, respectively, because they were antidilutive.

4.  Investment Securities

Investment securities available for sale were as follows:

	December 31, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Mortgage-backed securities – agency	$15,804	$47	$(223)	$15,628	$3,272	$13	$(35)	$3,250
Mortgage-backed securities – private	47,386	–	(31,452)	15,934	47,413	–	(4,160)	43,253
Collateralized mortgage obligations – private	32,017	–	(4,229)	27,788	40,601	184	(53)	40,732
SBA securities	226	–	(3)	223	442	–	(1)	441
Total	$95,433	$47	$(35,907)	$59,573	$91,728	$197	$(4,249)	$87,676

Realized gains (losses) on the sale of securities available for sale is included in gain on sale of available for sale investment securities in the consolidated statements of income. Gross gains were $0, $98,000 and $291,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Gross losses were $0, $0, and $17,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

In 2006, the Company was active in the securitization of the guaranteed portion of SBA loans into SBA securities and the subsequent sale of such securities. During 2006, the Company realized net gains from sale of SBA securities of $132,000. In 2006, management reclassified SBA securities from trading assets to held to maturity as management determined it had the intent and ability to hold such securities until maturity. Upon transfer the Company recognized a loss to reduce the fair value of the individual trading securities to the lower of cost or fair value of $361,000. The net loss for 2006 of $229,000, is included in loss on trading securities in the consolidated statements of income for the year ended December 31, 2006.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Investment securities held to maturity were as follows:

	December 31, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Mortgage-backed securities – private	$166,733	$2,535	$(30,664)	$138,604	$187,922	$819	$(1,286)	$187,455
Collateralized mortgage obligations – private	278,633	–	(38,252)	240,381	323,316	598	(3,742)	320,172
SBA securities	53,098	–	(2,557)	50,541	62,867	–	(2,185)	60,682
Total	$498,464	$2,535	$(71,473)	$429,526	$574,105	$1,417	$(7,213)	$568,309

The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2008 are as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Within 1 year	$–	$–	$–	$–
Over 1 year through 5 years	–	–	480	453
After 5 years through 10 years	–	–	30,869	29,451
Over 10 years	226	223	21,749	20,637
SBA securities	226	223	53,098	50,541
Mortgage-backed securities	95,207	59,350	445,366	378,985
Total	$95,433	$59,573	$498,464	$429,526

Securities not due at a single maturity date, primarily mortgage-backed securities and SBA securities are shown separately.

At December 31, 2008, the Company owned mortgage-backed securities from 15 issuers, excluding U.S. Treasury and federal agency debentures and other U.S. Government sponsored agency securities. There were nine of these 15 issuers in which the Company owned securities with an unpaid principal balance in excess of 10% of its equity capital. Due to consolidation of several large financial institutions during 2008, at December 31, 2008, the Company owned securities in which the parent company of the issuer is Bank of America and JP Morgan Chase with an unpaid principal balance of $118 million and $97.1 million, respectively.

At December 31, 2008 and 2007, mortgage-backed securities with a carrying value of $8,871,000 and $3,545,000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table presents information pertaining to securities available for sale and held to maturity with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position as follows:

	December 31, 2008				December 31, 2007
	Less than 12 Months		12 Months or More		Less than 12 Months		12 Months or More
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage-backed securities – agency, available for sale	$9,826	$(146)	$2,543	$(77)	$653	$(7)	$1,939	$(28)
Mortgage-backed securities – private, available for sale	–	–	15,934	(31,452)	43,253	(4,160)	–	–
Collateralized mortgage obligations – private, available for sale	23,018	(3,497)	4,769	(732)	7,272	(36)	7,619	(17)
SBA securities, available for sale	147	(3)	–	–	261	(1)	–	–
Mortgage-backed securities – private, held to maturity	54,236	(11,104)	55,793	(19,560)	36,789	(396)	70,130	(890)
Collateralized mortgage obligations – private, held to maturity	71,450	(21,519)	169,069	(16,733)	85,011	(290)	128,717	(3,452)
SBA securities, held to maturity	–	–	50,541	(2,557)	43,613	(1,391)	17,069	(794)
Total	$158,677	$(36,269)	$298,649	$(71,111)	$216,852	$(6,281)	$225,474	$(5,181)

Management evaluates all of the investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. In estimating other-than-temporary impairments losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value and (iv) the expected future cash flows based on various modeling techniques. See further discussion at Note 2. “Significant Accounting Policies – Temporary vs. Other-than-Temporary Impairment.”

Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, at December 31, 2008, management also had the intent and ability to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.

At December 31, 2008, the gross unrealized loss in the securities portfolio was $107.4 million. At December 31, 2008, based on the carrying value and the lowest rating assigned, the securities portfolio consisted of 74% securities rated A or higher, 8% BBB rated securities and 18% securities rated below investment grade. Based on the highest rating assigned, approximately 95% of the portfolio is investment grade.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

During 2008, the Company incurred an other-than-temporary impairment write-down on two, private, held-to-maturity, collateralized mortgage obligations, which had an amortized cost of $9.4 million. The securities were written down to the estimated fair value of $5.3 million, representing an other-than-temporary impairment charge of $4.1 million. All principal and interest payments have been made to date in accordance with the terms of each security. Although the securities have continued to perform in accordance with their terms, the securities were other-than-temporarily impaired based on the extent and duration of the decline in fair value below amortized cost given consideration to liquidity in the marketplace at the time and uncertainty of a recovery of expected future cash flows.  The charge is included in the statements of income in noninterest income. At the time of the impairment, these securities were unlike other securities in our securities portfolio. In reviewing and analyzing the cash flow model reports we received from the third party that prepares fair value estimates, in comparison to all other securities owned by the Company that have been subject to our analysis, no other securities had, on a percentage basis, a magnitude of potential loss of principal and interest that is equal to the amounts forecasted for these securities. In addition, the timing and the probability of the potential losses was nearer in time and higher when compared to other securities. The combination of factors taken as a whole, caused management to conclude the securities were other-than-temporarily impaired. At December 31, 2008 based on management’s review of the analysis performed by our independent third party, these securities did not indicate further impairment. The other securities that were analyzed as of December 31, 2008 by the independent third party indicated the probability of principal loss was remote and thus management concluded that there is no other-than-temporary impairment on the remaining securities.

Included in mortgage-backed securities –  private, available for sale were securities that are collateralized by payment option adjustable rate mortgages. These securities have an amortized cost of $47.4 million, have received one or more ratings declines by the ratings agency since acquisition. Payments continue to be made for each of these securities. Management has analyzed these instruments, and our approach to that analysis is further documented in Note 17 “Fair Value Measurements.” Based on our analysis and our review of the independent analyses performed by third parties on these securities and other securities in our portfolio, the Company believes the decline in fair value of securities deemed temporarily impaired is due to current temporary conditions in the marketplace. At December 31, 2008, management expects full recovery as the securities approach their maturity date, or repricing date or if market yield for such investments decline.

Included in mortgage-backed securities – private, held to maturity were securities that are collateralized primarily by prime hybrid mortgages. These securities have a total amortized cost of $166.8 million, of which $55 million, or 33%, have received one or more ratings declines by the ratings agency since acquisition. This category includes five securities collateralized by Alt-A mortgages totaling $21 million. Of these securities $112 million remain AAA rated. Payments continue to be made for all of these securities. Based on our analysis and our review of the independent analyses performed by third parties on these securities and other securities in our portfolio, the Company believes the decline in fair value of securities deemed temporarily impaired is due to current temporary conditions in the marketplace. While $55.7 million of these securities has had a fair value price estimate below amortized cost for twelve months or more, current credit support levels have increased from 5.9% at origination to 9.6% at December 31, 2008. Such support tranches are expected to continue to increase as subordinate tranches to these pay off and cash flows are allocated in the CMO structure. Management expects delinquency levels to level off as private loan restructuring programs and the Homeowners Affordability and Stability Plan are implemented.  Within this category, management recognized an other-than-temporary impairment charge on two securities where it was deemed appropriate due to various factors in our analysis. At December 31, 2008, management expects full recovery of the remaining securities as the securities approach their maturity date, or repricing date or if market yield for such investments decline.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Included in collateralized mortgage obligations – private, held to maturity were securities that are collateralized by prime CMO securities. These securities have an amortized cost of $278.7 million, of which $63.7 million, included in six securities has received one or more ratings declines by rating agencies since acquisition. The remainder of this category remains AAA rated by at least one agency, and a lowest rating of AA. Payments continue to be made for each of these securities. Based on our analysis and our review of the independent analyses performed by third parties on these securities and other securities in our portfolio, the Company believes the decline in fair value of securities deemed temporarily impaired is due to current temporary conditions in the marketplace. For the $169.1 million of securities in this category with fair value price estimates below amortized cost for twelve months or more, no cumulative losses have been realized to date. The vast majority of this category consists of prime loans, with a weighted average loan-to-value of 68.6%, and only 3.1% of loans with a loan-to-value ratio in excess of 80%. Overall delinquencies for this subcategory remain very modest and stable at this time. Management expects these delinquency levels to remain stable based on their performance to date, and on the expected effects of loan restructuring programs underway. At December 31, 2008, management expects full recovery as the securities approach their maturity date, or repricing date or if market yield for such investments decline.

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

5.  Loans

Loans Held for Sale

Loans held for sale consist of the following:
	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$49,031	$45,465
Multifamily	29,074	39,559
SBA originated, guaranteed portions	5,370	5,602
Purchase premiums, net	177	285
Wholesale loans:
Residential	212,083	278,534
School financing and other loans	–	927
Repurchase premiums, net	1,352	1,720
	297,087	372,092
Less valuation allowance to reduce loans held for sale to the lower of cost or fair value	5,467	3,021
Loans held for sale, net	$291,620	$369,071

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Activity in the valuation allowance to carry loans held for sale at the lower of cost or fair value is summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of year	$3,021	$2,531	$7,528
Provision to reduce the carrying value of loans held for sale to the lower of cost or fair value	2,793	722	(2,017)
Charge-offs	(512)	(238)	(1,441)
Transfer – loans sold net of valuation allowance	–	–	(1,791)
Recoveries	165	6	252
Balance at end of year	$5,467	$3,021	$2,531

Loans Held for Investment

Loans held for investment consist of the following:

	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$434,399	$243,111
Construction and development	401,009	273,557
Commercial	134,435	87,199
Multifamily	20,381	8,822
Consumer	49,440	3,822
Premium, net	216	225
Unearned fees, net	(3,565)	(2,527)
Wholesale loans:
Residential	125,630	163,419
SBA purchased, guaranteed portions	80,110	106,721
Premium on SBA purchased, guaranteed portions	7,084	9,364
Premium, discount, net	345	(3)
	1,249,484	893,710
Less allowance for credit losses	16,183	8,000
Loans held for investment, net	$1,233,301	$885,710

Activity in the allowance for credit losses on loans held for investment is summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$8,000	$6,231	$4,808
Provision for credit losses	8,599	2,312	2,019
Charge-offs	(418)	(783)	(755)
Recoveries	2	240	159
Balance at end of year	$16,183	$8,000	$6,231

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following lists information related to nonperforming loans:

	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Loans on nonaccrual status in the held for investment portfolio	$8,647	$4,251
Loans on nonaccrual status in the held for sale portfolio	13,252	6,224
Total nonperforming loans	$21,899	$10,475

The Company places loans on nonaccrual status when payments are past due 90 or more days or there is doubt as to the collection of principal and interest in accordance with the contractual terms of the note, unless there is a government guarantee as to the principal and accrued interest. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $6.5 million and $5.4 million at December 31, 2008 and December 31, 2007, respectively. These accruing loans are not included in the balances of nonperforming loans above.

Included in nonperforming loans were impaired loans, as defined under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” totaling $3,344,000 and $0 at December 31, 2008 and December 31, 2007, respectively, each of which has a specific valuation allocated to it. All of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The related allowance allocated to impaired loans was $1,686,000 and $0 at December 31, 2008 and December 31, 2007, respectively. For the years ended December 31, 2008, 2007 and 2006 the average of individually impaired loans during the year was $2,358,000, $19,000, and $2,629,000, respectively. There was no interest income recognized during the periods on loans while they were considered impaired.

Concentrations of Credit. The Bank’s residential loans are located throughout 48 states with concentrations above 5.0% at December 31, 2008 in California, Georgia, Illinois, Florida, and Texas of approximately 37%, 7%, 7%, 5% and 5%, respectively, based on aggregate outstanding unpaid principal balances of the loans. Loans in which real estate is the primary source of collateral total $1.384 billion, or 89%, of the total loan portfolio. Most of the Company’s ongoing lending activity occurs within the State of Colorado, including principally the Colorado Front Range and selected mountain communities. At December 31, 2008, loans originated with Colorado collateral totaled approximately $866 million, or 56%, of the total loan portfolio. At December 31, 2008 and 2007, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

6.  Premises and Equipment

Premises and equipment consist of the following:
	December 31,
	2008	2007
	(Dollars in thousands)
Land	$4,909	$3,480
Buildings	14,081	7,818
Leasehold improvements	1,362	1,143
Office furniture and equipment	14,540	12,062
	34,892	24,503
Less accumulated depreciation	8,932	7,554
Premises and equipment, net	$25,960	$16,949

Included in occupancy and equipment expense is depreciation expense of premises and equipment of approximately $1,783,000, $1,365,000 and $2,003,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

7.  Mortgage Servicing Rights

The activity in the mortgage servicing rights (“MSRs”) is summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Mortgage servicing rights
Balance at beginning of year	$12,831	$17,349	$22,934
Purchases	–	–	98
Originations	160	61	135
Amortization	(2,635)	(3,489)	(5,810)
Sales	–	–	(8)
Application of valuation allowance to write down permanently impaired MSRs	–	(1,090)	–
Balance before valuation allowance at end of year	10,356	12,831	17,349

Valuation allowance for impairment of mortgage servicing rights
Balance at beginning of year	(860)	(1,950)	(2,226)
Application of valuation allowance to write down permanently impaired MSRs	–	1,090	–
Recovery	–	–	276
Balance at end of year	(860)	(860)	(1,950)
Mortgage servicing rights, net	$9,496	$11,971	$15,399

The estimated aggregate amortization of the Company’s MSR’s for each of the next five years ending December 31, 2009, 2010, 2011, 2012, and 2013 is $2,956,000, $2,262,000, $1,903,000, $1,609,000 and 1,358,000, respectively.  The estimated amortization is based on several assumptions as of December 31, 2008, with the most significant being the anticipated prepayment speeds of the underlying mortgages. The actual prepayment speeds of the underlying mortgage loans may differ materially from the estimated prepayment speed, so that the actual amortization may be significantly different than the amounts estimated.

The Company’s servicing portfolio (excluding subserviced loans) is comprised of the following:

	December 31, 2008		December 31, 2007
	Number of Loans	Principal Balance Outstanding	Number of Loans	Principal Balance Outstanding
	(Dollars in thousands)
Freddie Mac	1,666	$63,205	2,209	$77,231
Fannie Mae	5,842	308,019	7,091	359,799
Ginnie Mae	4,747	251,435	5,607	298,533
VA, FHA, conventional and other loans	3,550	279,091	3,969	325,555
Total servicing portfolio	15,805	$901,750	18,876	$1,061,118

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The Company’s servicing activity is diversified throughout 50 states with concentrations at December 31, 2008, in Missouri, Texas, New Mexico, Illinois, and California of approximately 15%, 14%, 12%, 12%, and 8% respectively, based on aggregate outstanding unpaid principal balances of the mortgage loans serviced.  As of December 31, 2008, and 2007, the Company subserviced loans for others of approximately $5,015,000, and $5,942,000 respectively.

The Company’s custodial escrow balances shown in the accompanying consolidated balance sheets at December 31, 2008 and 2007 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company.  The custodial accounts are maintained at the Bank in noninterest-bearing accounts.  The balance of the custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

8.  Deposits

Deposit account balances are summarized as follows:

	December 31, 2008			December 31, 2007
	Amount	Percent of Total Deposits	Weighted Average Rate	Amount	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Savings accounts	$299	0.02%	0.25%	$148	0.01%	1.04%
NOW and DDA accounts	624,064	36.18	0.17	686,867	49.58	0.47
Money market accounts	958,837	55.60	0.79	668,483	48.25	2.19
Subtotal	1,583,200	91.80	0.55	1,355,498	97.84	1.32
Certificate accounts	141,472	8.20	3.53	29,983	2.16	4.21
Total Deposits	$1,724,672	100.00%	0.79%	$1,385,481	100.00%	1.05%

Included in NOW and DDA accounts are noninterest-bearing DDA accounts of $177,941,000 and $225,837,000 at December 31, 2008 and 2007, respectively.

Included in certificate accounts are approximately $35,000,000 and $13,025,000 of brokered deposits as of December 31, 2008 and December 31, 2007, respectively.

Contractual maturities of certificate accounts as of December 31, 2008 are as follows:

	Under 12 months	12 to 36 months	36 to 60 months	Total
	(Dollars in thousands)
0.00-0.99%	$496	$–	$–	$496
1.00-1.99%	3,180	–	–	3,180
2.00-2.99%	31,532	567	–	32,099
3.00-3.99%	40,221	1,486	–	41,707
4.00-4.99%	56,853	1,159	5,787	63,799
5.00-5.99%	191	–	–	191
	$132,473	$3,212	$5,787	$141,472

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

The following table presents concentrations of deposits at the Bank for the periods presented:

	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Sterling Trust Company	$350,655	$404,615
Matrix Financial Solutions, Inc.	203,329	236,435
Legent Clearing LLC	120,178	163,527
Other Deposit Concentrations	812,120	478,575

Sterling Trust Company – represents fiduciary assets under administration by Sterling, a wholly owned subsidiary of the Company, that are in NOW, demand and money market accounts. Included in this balance at Sterling is a series of accounts for one life settlement agent for special asset acquisitions and administration with a balance of $30,404,000 and $103,830,000 at December 31, 2008 and December 31, 2007, respectively. In the fourth quarter of 2007, management elected to restructure this relationship and terminate certain elements of business with respect to this large life settlement agent account, which has caused the decline in this balance and overall in the Sterling deposits.

Matrix Financial Solutions, Inc. (“MFSI”) – represents customer assets under administration by MFSI that are in NOW and money market accounts. The Company owns an approximate 7% interest in MFSI, which is accounted for using the cost method. The Bank provided two lending facilities to MFSI, an overdraft line and term note, in the amounts of $10 million and $2 million, respectively. At December 31, 2008, there were no amounts outstanding on either the term note or on the overdraft line.

Legent Clearing, LLC – represents institutional deposits received through Legent Clearing, LLC, that are in NOW and money market accounts. The Company’s Chairman of the Board holds an indirect minority interest in Legent Clearing, LLC.

Other Deposit Concentrations – represents deposit funds from six and three institutional relationships maintained by the Bank as of December 31, 2008 and 2007, respectively. Management has identified institutional deposits as an important source of liquidity and was able to increase number of relationships and volume of deposits during 2008. Included in other deposit concentrations is one institutional relationship with balances of $504,109,000 and $455,862,000 at December 31, 2008 and 2007, respectively.

Interest expense on deposits is summarized as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Savings accounts	$2	$2	$3
NOW accounts	1,869	4,621	3,238
Money market accounts	8,507	21,138	17,112
Certificate accounts	2,284	1,381	2,389
Interest expense on deposits	$12,662	$27,142	$22,742

The aggregate amount of certificate accounts with a balance greater than $100,000 (excluding brokered deposits) was approximately $40,127,000 and $12,006,000 at December 31, 2008 and 2007, respectively.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

9.  Borrowed Money

Borrowed money is summarized as follows:

	December 31,
	2008	2007
	(Dollars in thousands)
One year advancing line converting to an amortizing term note payable to a third-party financial institution, collateralized by the common stock of the Bank; paid in full and matured on June 30, 2008	$-	$6,000
Revolving line of credit to a third-party financial institution, through June 29, 2009, renewable annually, collateralized by the common stock of the Bank; interest at 30 day LIBOR plus 1.50%; (2.58% at December 31, 2008), $2 million available at December 31, 2008	28,000	5,000
Subordinated debt securities, interest payments due quarterly at three-month LIBOR plus 2.75% (4.58% at December 31, 2008), maturing February 13, 2014	10,000	10,000
Assets sold under agreements to repurchase:
Company structured repurchase agreements	75,000	75,000
Customer repurchase agreements	6,265	1,428
Total	$119,265	$97,428

The first item above was a $20 million advancing line facility that was paid in full on maturity at June 30, 2008. The second item above is a $30 million revolving line of credit facility. The revolving line of credit facility is collateralized by all of the outstanding stock of the Bank. The Company must comply with certain financial and other covenants related to the foregoing credit agreement including, among other things, the maintenance by the Bank of specific asset quality ratios, and “well capitalized” regulatory capital ratios. Also, the credit agreement limits the Company’s ability to incur additional debt above specified levels. At December 31, 2008, the Company was in compliance with all such covenants.

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

The Company structured repurchase agreements at December 31, 2008 are as follows:

Counterparty	JP Morgan	JP Morgan	Citigroup
Principal Balance	$25,000,000	$25,000,000	$25,000,000
Base interest rate	4.97%	4.91%	4.49%
Stated maturity date	September 28, 2011	November 21, 2011	February 21, 2012
Call date	March 30, 2009	February 23, 2009	February 23, 2009

The two structured repurchase agreements with JP Morgan Chase Bank, NA contained embedded floor options, which at December 31, 2008 have expired. These options resulted in a cost of this debt for the first two years of the lesser of the base interest rate of the borrowing, or the base interest rate of the borrowing minus the amount, if any, by which three month LIBOR was less than the strike price set forth in the agreements; however, the rate could not fall below zero. At December 31, 2008 the base interest rate shown is the rate that will accrue under these agreements until maturity. At December 31, 2008, CMO securities held to maturity with a current balance of $159.2 million were pledged to collateralize these repurchase agreements.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of December 31, 2008, the maturities of borrowed money are as follows:

(Dollars in thousands)

2009	$34,265
2011	50,000
2012	25,000
Thereafter	10,000
$119,265

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

The balances of FHLBank borrowings are as follows:
	December 31,
	2008	2007
	(Dollars in thousands)
FHLBank of Topeka borrowings	$200,000	$379,300
FHLBank of Dallas borrowings	26,721	26,829
	$226,721	$406,129

At December 31, 2008 and 2007, borrowings of $0 and $199,300,000 had maturities of one week or less at FHLBank of Topeka. At December 31, 2008 and 2007, borrowings of $180,000,000 and $186,000,000 were borrowed under Convertible Advance (CA) and Short Option Advance (SOA) agreements with the FHLBank. Borrowings of $20,000,000 at December 31, 2008 and 2007 were under fixed rate agreements. The CA and SOA borrowings require the payment of interest monthly and principal at maturity. The CA and SOA borrowings have interest rates that range from 2.77% to 5.63% at December 31, 2008 and 3.27% to 5.63% at December 31, 2007. These CA and SOA borrowings have a term of up to ten years, but are callable quarterly at the option of the FHLBank beginning after a six month to three year lockout period depending on the particular CA and SOA borrowing. If FHLBank of Topeka exercises its call option on a CA or SOA borrowing, they are required to offer replacement funding to United Western Bank at a market rate of interest for the remaining term of the CA or SOA borrowing. If FHLBank of Dallas exercises its call option, the borrowing would have to be repaid. If United Western Bank elected to prepay a callable CA and SOA borrowing prior to the final maturity date FHLBank would charge a fee at its discretion for this prepayment, which generally makes the election cost prohibitive. At December 31, 2008, the possible call dates varied from January 22, 2009 to September 22, 2009. At December 31, 2008 and 2007, Community Investment advances of $721,000 and $829,000, respectively, were borrowed under a fixed term and rate and mature June 2, 2014. All advances are secured by first lien mortgage loans, pledged mortgage backed and SBA pooled securities, the FHLBank stock owned by United Western Bank and any funds on deposit with the FHLBank.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of December 31, 2008, the stated maturities of FHLBank borrowings are as follows:

(Dollars in thousands)

2009	$46,000
2010	–
2011	50,000
2012	100,000
2013	20,000
Thereafter	10,721
$226,721

The Bank is on blanket collateral status at FHLB - Topeka, which requires the Bank to identify yet maintain in its possession loan collateral pledged at FHLB - Topeka. As of December 31, 2008, first lien residential mortgages of $274,447,000 were pledged to FHLB - Topeka. Mortgage-backed and SBA pooled securities in the custody of FHLB - Topeka with a current balance of $275,231,000 were also pledged for borrowings. Total FHLB - Topeka borrowings at December 31, 2008 were $200,000,000 and the Bank had available unused borrowing capacity from FHLB - Topeka of approximately $256,853,000. The Bank is on full custody status at FHLB - Dallas, which requires the Bank to place loan collateral at the FHLB - Dallas. As of December 31, 2008, first lien residential mortgages of $43,665,000 were pledged for $26,721,000 outstanding FHLB - Dallas borrowings.

11.  Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Company

At December 31, 2008 the Company has three trusts, which hold debentures of the Company including, Matrix Bancorp Capital Trust II, Matrix Bancorp Capital Trust VI and Matrix Bancorp Capital Trust VIII, of which 100% of the common equity is owned by the Company. The trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities solely in junior subordinated debt securities of the Company (the “debentures”). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semiannually or quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has the option to defer interest payments on the debentures from time to time for a period not to exceed five consecutive years. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the trusts are redeemable as noted below. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts and Corporation-Obligated Mandatorily Redeemable Capital Securities of Subsidiary Trusts Holding Solely Debentures of the Company are summarized as follows:

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	December 31,
	2008	2007
	(Dollars in thousands)
Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts
Junior subordinated debentures owed to Matrix Bancorp Capital Trust II, 10.18% junior subordinated debentures payable semi-annually, unsecured and maturing June 8, 2031	$12,400	$12,400
Junior subordinated debentures owed to Matrix Bancorp Capital Trust VI, interest fixed at 6.425% through October 2009, then three-month LIBOR plus 2.50%, junior subordinated debentures payable quarterly, unsecured and maturing October 18, 2034	10,310	10,310
Junior subordinated debentures owed to Matrix Bancorp Capital Trust VIII, interest fixed at 5.86% through July 2010, then three-month LIBOR plus 1.69%, junior subordinated debentures payable quarterly, unsecured and maturing July 7, 2035	7,732	7,732
Total	$30,442	$30,442

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

All of the junior subordinated debentures owed to unconsolidated subsidiary trusts mature in periods greater than five years from December 31, 2008.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

12.  Income Taxes

The income tax provision consists of the following:

	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Current:
Federal	$6,320	$3,680	$5,800
State	1,199	792	1,069
Deferred:
Federal	(4,598)	(1,065)	(1,944)
State	(385)	(99)	(180)
Provision	$2,536	$3,308	$4,745

A reconciliation of the provision for income taxes with the expected income taxes based on the statutory federal income tax rate follows:

	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Expected income tax provision	$4,371	$4,707	$5,740
State income tax provision, net of federal benefit	349	457	578
Tax-exempt interest income	(328)	(339)	(459)
New Markets Tax Credits	(1,186)	(1,117)	(1,037)
Resolution of uncertain tax position	(454)	(474)	(198)
Other	(216)	74	121
Provision for income taxes	$2,536	$3,308	$4,745

The actual tax provision differs from the expected tax expense (computed by applying the applicable United States Federal corporate tax rate of 35% and the composite state tax rates, which range from 4.5% to 8.0%) to the income before taxes for the years ended December 31, 2008, 2007 and 2006. The difference from the expected tax expense is principally due to the recognition of tax credits under the New Markets Tax Credits Program, tax-exempt interest income earned on bank owned life insurance and other tax-exempt instruments and resolution of uncertain tax positions. Partially offsetting these reductions are items that are not deductible for tax purposes, including portions of donations and certain meal and entertainment expenses.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

During 2004, the Company acquired $12,600,000 of New Markets Tax Credits allocation. Under the program, the Company funded qualifying loans and the Company receives Federal income tax credits that will be recognized over seven years, with 2004 being the first year for this allocation. In 2004, the Company received an additional $50,000,000 allocation of New Markets Tax Credits. In the fourth quarter of 2005, the Company utilized $11,000,000 of this allocation. In the fourth quarter of 2006, the Company utilized approximately $10 million of this allocation. The remaining $29,000,000 of the allocation was monetized through unaffiliated third party investors. The tax credit recognized under the allocations was $1,186,000, $1,117,000 and $1,037,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Deferred tax assets and liabilities result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes shown below.

	December 31,
	2008	2007
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan and valuation losses	$10,645	$5,655
Deferred fees	2,457	1,859
Gain on sale of building	3,503	4,109
Stock based compensation	896	590
Unrealized loss on available for sale securities	13,601	1,373
Other	304	304
Total deferred tax assets	31,406	13,890

Deferred tax liabilities:
Mortgage servicing rights	(2,125)	(2,244)
New Markets Tax Credits	(2,537)	(2,025)
Installment gain on sale of interest in subsidiary	(82)	(223)
FHLB Dividends	(2,416)	(2,712)
Other	(922)	(573)
Total deferred tax liabilities	(8,082)	(7,777)
Net deferred tax asset	$23,324	$6,113

A valuation allowance for deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. At December 31, 2008, the largest component of deferred tax assets is associated with available for sale securities. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. No valuation allowances for deferred tax assets are considered necessary at December 31, 2008 or 2007.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and local jurisdictions. The material income tax returns the Company files are the U.S. federal income tax return which has a three year statute of limitations, and the Colorado state income tax return, which has a four year statute of limitations. Accordingly, The U.S. federal return for tax years ended on or after December 31, 2005 and the Colorado return for tax years ended on or after December 31, 2004 are subject to examination by the relevant taxing authority.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As a result of the implementation of FIN 48, the Company reclassified unrecognized tax benefits of $1.2 million to other liabilities in the balance sheet that were previously included in deferred income tax liabilities.

The Company has two tax positions that give rise to unrecognized tax benefits. One of the items relates to a position where only the timing of a deduction is in question and the only effect on the Company’s statement of income relates to interest accrued on this matter. The second item relates to various fees paid to third parties which management is uncertain as to the deductibility of such fees. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
	(Dollars in thousands)
Balance at January 1,	$726	$1,200
Additions for tax positions of prior years	76	–
Reductions due to the statute of limitations	(454)	(474)
Balance at December 31,	$348	$726

During 2008, 2007, and 2006, the Company realized $454,000, $474,000 and $198,000, respectively, of unrecognized tax benefits as a result of the lapse of the applicable statute of limitations, which was related to portions of the items item discussed above that arose in 2004, 2003 and 2002, respectively

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in other expense. At December 31, 2008 and 2007, the Company had an accrued a liability for unrecognized benefits of approximately $245,000, and $200,000, respectively, which is included in other liabilities on the consolidated balance sheet.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier I capital (as defined in the regulations) to total assets (as defined in the regulations). Management believes, as of December 31, 2008 and 2007, the Bank met all applicable capital adequacy requirements.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As of December 31, 2008, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action provisions. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. Management believes that there have been no conditions or events since the OTS notification that have changed this categorization.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$189,536	10.6%	$143,719	8.0%	$179,648	10.0%
Core Capital (to Adjusted Tangible Assets)	174,034	7.7	91,049	4.0	113,812	5.0
Tier I Capital (to Risk Weighted Assets)	174,034	9.7	N/A	N/A	107,811	6.0

As of December 31, 2007
Total Capital (to Risk Weighted Assets)	$159,887	13.1%	$97,574	8.0%	$121,967	10.0%
Core Capital (to Adjusted Tangible Assets)	150,865	7.3	83,278	4.0	104,098	5.0
Tier I Capital (to Risk Weighted Assets)	150,865	12.3	N/A	N/A	73,180	6.0

The various federal banking statutes to which the Bank is subject include limitations regarding the nature of the transactions in which it can engage or assets it may hold or liabilities it may incur.

Matrix Financial. As a wholly-owned subsidiary of the Bank, Matrix Financial is also subject to OTS regulation. In addition, Matrix Financial is also subject to examination by various regulatory agencies involved in the mortgage banking industry. Each regulatory agency requires the maintenance of a certain amount of net worth, the most restrictive of which required Matrix Financial to maintain a net worth of $863,000 at December 31, 2008 and $957,000 at December 31, 2007. At December 31, 2008 and 2007, Matrix Financial was in compliance with these regulatory requirements.

UW Investment Services. UW Investment Services, headquartered in Denver, Colorado, a wholly-owned subsidiary of the Company, is a broker-dealer registered with the SEC under Securities Exchange Act Rule 15c3-3(k)(2)(ii).  UW Investment Services is subject to the SEC’s Net Capital Rule that requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined by the regulations, shall not exceed 15 to 1. At December 31, 2008, UW Investment Services had net capital of $355,000, which was $350,000 in excess of its required net capital of $5,000. UW Investment Services’ aggregate indebtedness to net capital ratio was 0.05 to 1.

Sterling Trust. As a Texas trust company, Sterling Trust is generally required to maintain minimum restricted capital of at least $1,000,000, and may be required to maintain additional capital if the Texas Banking Commissioner determines that it is necessary to protect the safety and soundness of Sterling. At December 31, 2008, Sterling was in compliance with capital requirements under Texas law.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

14.  Shareholders’ Equity

Stock Option Plans

The Company has three equity incentive plans, the 2007 Equity Incentive Plan (the “2007 Plan”), the 2006 Special Stock Option Plan (“2006 Plan”) and the 1996 Amended and Restated Stock Option Plan (“1996 Stock Option Plan”), which are administered by the compensation committee of the board of directors (the “Compensation Committee”). The 2007 Plan provides a variety of long-term equity based incentives to officers, directors, employees and other persons providing services to the Company. While the 1996 Stock Option Plan provides only for granting of stock options, the 2007 Plan authorizes the Compensation Committee to grant other forms of equity based incentive compensation, such as restricted stock awards, stock appreciation rights, performance units and supplemental cash payments, in addition to stock option grants. In light of the approval of the 2007 Plan by the Company’s shareholders on May 17, 2007, the Company does not intend to grant any additional stock options under the Company’s 1996 Stock Option Plan. At December 31, 2008, grants of 134,952 options, 67,005 restricted shares and 9,428 shares to outside directors have been issued under the 2007 Plan, net of forfeitures. Thus the Company considers there are 638,717 shares available for future grants.

The 2006 Plan was adopted by the board of directors and approved by the shareholders in order to grant stock options to two members of executive management in amounts greater than the 100,000 maximum amount of shares which could be granted to any one person in a year under the Company’s 1996 Stock Option Plan. Under the 2006 Plan, 107,143 stock options were granted, which have substantially similar terms as those options granted under the Company’s 1996 Stock Option Plan. There are no further shares reserved for issuance under the 2006 Plan.

The options granted under the 1996 Stock Option Plan and the 2006 Plan provide that, in most instances, an option must be exercised by the optionee within 30 days after the termination of employment, if and to the extent such option was exercisable on the date of such termination. Under the 2007 Plan, in most instances, an option must be exercised by the optionee no later than the date of termination of employment, if and to the extent such option was exercisable on the date of such termination.

Except for 12,500 options granted to independent members of our board of directors, which vested over a one-year period, and 5,000 consultant options that vested over the consulting agreement period, all options governed by the Company’s equity incentive plans that are outstanding as of December 31, 2008 and 2007, are nonqualified options that vest ratably over a five year term and have a 10-year life. Each award from all plans is evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which each the option pertains, and such other provisions as the Compensation Committee determines. The option price for each grant is at least equal to the fair market value of a share of United Western Bancorp, Inc. common stock on the date of grant.  Upon a change in control of the Company, as defined in the plans, the Compensation Committee is authorized to accelerate vesting or modify other terms of exercise that in its sole discretion it deems equitably warranted.

The Company has granted 67,005 restricted stock awards, net of forfeitures at December 31, 2008. These awards vest 20% annually on the anniversary date of the grant over a five year period.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

A summary of the Company’s stock option activity and related information is as follows:

		Restricted Stock Awards Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Grant – Date of Fair Value	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	1,238,692	46,332	$23.63	899,583	$20.31
Granted	(240,544)	69,664	$17.87	170,880	15.10
Director shares	(9,428)	–	–	–	–
Exercised	–	–	–	–	–
Forfeited or cancelled	38,587	(2,659)	21.43	(35,928)	22.70
Vested stock awards	–	(9,089)	23.63	–	–
Outstanding at December 31, 2008	1,027,307	104,248	$19.84	1,034,535	$19.37

Fully vested and shares expected to vest total approximately 920,000 at December 31, 2008 and the related intrinsic value of such shares was approximately $2,000.

Other information regarding options outstanding at December 31, 2008 is as follows:

Options Outstanding				Options Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted AverageRemaining Contractual Life in years	Number of Shares	Weighted Average Exercise Price
Exercise Price Range:
$8.90 – 13.00	65,818	$11.61	9.66	–	–
13.01 – 18.00	80,224	16.74	9.37	–	–
18.01 – 20.00	516,585	19.01	7.15	199,698	19.03
20.01 – 21.00	129,228	20.26	8.22	36,433	20.23
21.01 – 22.00	48,764	21.30	8.77	9,752	21.30
22.01 – 23.00	133,803	22.83	7.39	56,020	22.85
23.01 – 24.01	60,113	23.31	7.44	23,652	23.24
	1,034,535	$19.37	7.74	325,555	$20.19

Proceeds from stock option exercises totaled $0 in 2008, $12,000 in 2007 and $0 in 2006.  Shares issued were from available authorized shares. There were 325,555 options exercisable at December 31, 2008, including those granted to the Company’s board of directors and consultants. The total intrinsic value of outstanding in-the-money stock options and outstanding in-the-money exercisable stock options were $1,000 and $0, respectively, at December 31, 2008.

Stock-Based Compensation Expense

Stock-based compensation expense totaled $1,525,000 in 2008 and $1,036,000 in 2007 and $575,000 in 2006.  Stock-based compensation expense is recognized ratably over the requisite service period for all awards.  Stock-based compensation expense for 2008 was incurred as follows: $809,000 for stock options, $452,000 for non-vested stock awards, $139,000 for shares issued to the independent members of our board of directors, and $125,000 in connection with the Company’s Employee Stock Purchase Plan. Stock-based compensation expense for 2007 was incurred as follows: $772,000 for stock options, $114,000 for non-vested stock awards, $62,000 for shares issued to the independent members of our board of directors, and $88,000 in connection with the Company’s Employee Stock Purchase Plan. For 2006, stock-based compensation expense was incurred solely for stock options. The total income tax benefit recognized in the accompanying consolidated statements of income related to stock-based compensation was $306,000 in 2008, $396,000 in 2007 and $220,000 in 2006. Unrecognized stock-based compensation related to stock options totaled $2.2 million at December 31, 2008. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 2.9 years. Unrecognized stock-based compensation expense related to non-vested stock awards was $1.7 million at December 31, 2008. At such date, the weighted-average period over which this unrecognized expense was expected to be recognized was 3.9 years.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Valuation of Stock-Based Compensation

The fair value of the Company’s stock options granted is estimated on the measurement date, which, for the Company, is the date of grant. The Company estimates the fair value of stock options granted using a trinomial lattice-based valuation model. The trinomial lattice-based model takes into account certain dynamic assumptions about interest rates, expected volatility, expected dividends, employee exercise patterns and other factors. Accordingly, management believes the trinomial lattice-based model provides a better fair value estimate than other models available.

The weighted-average fair value of stock options granted during 2008, 2007 and 2006, estimated using a trinomial lattice-based valuation model was $2.98, $4.48 and $4.38, respectively. The assumptions used to determine the fair value of options granted during 2008, 2007 and 2006 are detailed in the table below:

	Years Ended December 31,
	2008	2007	2006
Expected Volatility	25.20% – 51.00%	25.70% – 27.40%	26.30% – 27.70%
Expected dividend yield	1.27% – 2.70%	0.93% – 1.19%	0.00%
Risk-free interest rate	2.67% – 3.99%	4.12% – 4.77%	4.56% – 5.22%
Expected term (in years)	6.18 – 6.91	5.50 – 7.00	4.39 – 7.72
WA grant date Fair Value	$2.21 – $3.57	$3.13 – $5.51	$3.44 – $9.41
Options granted	170,880	186,052	734,924
Options forfeited	(35,928)	(16,643)	(6,250)

Expected volatility is based primarily on historical volatility (estimated using a rolling five-year weekly average) of the closing price of the Company’s common stock, and other factors. In estimating the expected dividend yield, the Company commenced the payment of a regular quarterly dividend in the first quarter of 2007, which is considered in the option valuation for 2008 and 2007. The Company paid no dividends in 2006, and thus excluded dividends from the determination of the fair value of options in that period. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant with term equal to the life of the option. In estimating the fair value of stock options under the trinomial lattice-based valuation model, separate groups of employees that have similar historical exercise behavior are considered separately. The expected term of options granted is derived using the lattice model and represents the period of time that options granted are expected to be outstanding. The range of expected term and estimated forfeitures (employee exit rate) results from certain groups of employees exhibiting different behavior. Options forfeited impact the amount of compensation expense recognized in the consolidated income statements.  Share-based compensation expense is based on awards that are ultimately expected to vest; accordingly, share-based compensation expense may be impacted if actual forfeitures differ from estimated forfeitures.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Employee Stock Purchase Plan

In 1996, the board of directors adopted and the shareholders approved an Employee Stock Purchase Plan (“Purchase Plan”) and authorized, as amended, 400,000 shares of common stock (“ESPP Shares”) for issuance thereunder. The price at which ESPP Shares are sold under the Purchase Plan is 85% of the lower of the fair market value per share of common stock on the enrollment date or the purchase date. During the year ended December 31, 2008, the Company issued 26,634 ESPP Shares to participants in the Purchase Plan compared to 18,308 shares for 2007 and 0 shares for 2006. Included in stock-based compensation, the Company incurred $125,000 of expense in 2008 and $88,000 in 2007 associated with the Purchase Plan. As of December 31, 2008, there were 145,005 ESPP Shares available for future issuance.

Stock Repurchase Plan

On August 2, 2007, the Company’s Board of Directors authorized the repurchase of up to 5% of the outstanding shares of the Company’s common stock, which represented a total of 361,289 shares. During 2008, the Company repurchased 113,900 of its common shares for $1.61 million. During 2007, the Company repurchased 60,200 of its common shares for $1.25 million. Based on the corporate authorizations as of December 31, 2008, the Company may repurchase up to 265,018 of its currently issued and outstanding common shares. In accordance with Colorado law, all repurchased shares are retired.

15.  Defined Contribution Plan

The Company has a 401(k) defined contribution plan (“Plan”) covering all employees twenty-one years of age and older who have elected to participate in the Plan. Each participant may make pretax contributions to the Plan up to the lesser of the amount allowed by the Internal Revenue Code or 100% of such participant’s earnings. The Company matches 50% of participant contributions on the first 6% of compensation deferred, not to exceed 3% of the participant’s compensation. The Plan was amended in 2007 to provide for vesting of matching contributions over a three year period; 20% after one year, 40% after two years and 100% after three years. In prior years the Plan provided for vesting of matching contributions ratably over a five year period. The Company contributed approximately $448,000, $313,000 and $366,000 during the years ended December 31, 2008, 2007 and 2006, respectively, which were recorded in compensation and employee benefits expense in the consolidated statements of income.

16.  Commitments, Contingencies, Off-Balance-Sheet Arrangements and Related Party Transactions

Sale-leaseback of United Western Financial Center

On September 29, 2006, the Company sold the United Western Financial Center, a high rise office tower located in downtown Denver, Colorado. The Company sold the building for $27.3 million and received net proceeds of $26.5 million net of commissions and costs. The Company’s basis in the building was $14.8 million, resulting in a gross deferred economic gain of $12.1 million. In connection with the sale, the Company and the Bank agreed to lease back approximately 62,487 square feet of office space in the building for a term of 10 years. In addition, the Company guaranteed certain third-party lease obligations on approximately 23,171 square feet of office space for 10 years (such third parties being former subsidiaries of the Company). Management estimated and accrued an obligation of $840,000 for the third party space based on the existing lease terms and other factors related to those leases and the Company’s guarantee. This guarantee was recorded pursuant to the provisions of FIN 45, which requires proceeds from the sale of assets to be allocated between the guarantee and proceeds from the sale, thus impacting the gain on

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

the transaction. Changes in the guarantee will be recognized currently in earnings as changes in the value of the guarantee occur. After its guarantee obligation, the Company has a net deferred economic gain of approximately $11.2 million. Due to the requirements of SFAS No. 98, which provides accounting guidance for sale leaseback transactions, the Company is recognizing the gain at a rate of approximately $1.1 million annually, pre-tax, as a reduction in lease expense over the 10-year term of the lease. In the years ended December 31, 2008, 2007, and 2006 the Company recognized $1.1 million, $1.1 million and $281,000, respectively, as a reduction in lease expense, which is included in occupancy and equipment expense on the statements of income. The table below provides information regarding the lease as follows:

	Cash Rent (1)	Accrual Rent (2)	Deferred Rent (3)	Deferred Gain (4)	Net Rent Expense (5)
	(Dollars in thousands)
2009	$1,271	$1,367	$96	$1,123	$244
2010	1,314	1,367	53	1,123	244
2011	1,357	1,367	10	1,123	244
2012	1,399	1,367	(32)	1,123	244
2013	1,442	1,367	(75)	1,123	244
Thereafter	4,181	3,761	(420)	3,085	676
Total	$10,964	$10,596	$(368)	$8,700	$1,896

(1)	The cash rent reflects the future minimum lease payments required to be paid under the terms of the lease.
(2)	GAAP requires when a lease has an escalation clause the rent must be accrued on a straight line basis over the lease term or expected life of the lease.
(3)	The deferred rent represents the difference between columns (1) and (2). Deferred rent accumulates in the first half of the lease and then reverses over the later part of the lease.
(4)	The deferred gain represents the recognition of the remaining $8.7 million economic gain over the life of the lease.
(5)
The prospective effect of the reduction in the Company’s net rent expense from realization of the annual deferred gain amortization will be substantially offset by the rental income that was previously earned by Matrix Tower Holdings, LLC.

Leases

The Company leases other office space and certain equipment under noncancelable operating leases. Annual amounts due under the office and equipment leases as of December 31, 2008 are approximately as follows:

(Dollars in thousands)

2009	$1,054
2010	907
2011	603
2012	386
2013	308
Thereafter	1,469
$4,727

Total rent expense aggregated approximately $1,291,000, $1,271,000 and $978,000 for the years ended December 31, 2008, 2007 and 2006, respectively, and is recorded in occupancy and equipment expense.

Total rental income for the year ended December 31, 2006 aggregated approximately $2,105,000.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business the Company enters into various transactions which, in accordance with generally accepted accounting principles in the United States, are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated financial statements. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

Commitments to extend credit are agreements to lend to, or provide a credit guarantee for, a customer as long as there is no violation of any condition established in the contract. The Company enters into contractual commitments to extend credit, generally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. These commitments generally require the payment of a fee. Because many of these instruments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit totaled $327 million and $341 million at December 31, 2008 and 2007.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party. Standby letters of credit totaled $12.1 million and $2.4 million at December 31, 2008 and 2007.

Contingencies - Liabilities and Guarantees

In the period between 2000 and 2003, Matrix Financial originated and sold approximately $8.9 billion of residential mortgage loans. Since that time the Bank has periodically sold residential mortgage loans. These loans were and are sold to investors in the normal course of business. These agreements usually require certain representations and warranties concerning credit information, loan documentation, collateral, and insurability. On occasion, investors have requested the Bank or Matrix Financial to repurchase loans or to indemnify them against losses on certain loans which the investors believe do not comply with applicable representations. Upon completion of its own investigation regarding the investor claims, the Bank and Matrix Financial generally repurchase or provide indemnification on certain loans, as appropriate.

The Company maintains a liability for estimated losses on loans expected to be repurchased or on which indemnification is expected to be provided and regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions. Total loans repurchased during the years ended December 31, 2008, 2007 and 2006 were $1,301,000, $1,037,000, and $1,185,000, respectively. Loans indemnified that remain outstanding at December 31, 2008 totaled $6,495,000, of which $2,427,000 are guaranteed as to principal by FHA. Losses charged against the liability for estimated losses on repurchase and indemnification were $606,000, $97,000, and $342,000 for 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, the liability for estimated losses on repurchase and indemnification was $1,195,000 and $1,650,000, respectively, and was included in other liabilities on the consolidated balance sheets.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

In connection with the sale of ABS School Services, LLC, as discussed in Note 24, the Company’s recourse obligation for certain loans, which was $5,400,000 at March 31, 2006, was transferred to the purchaser. Pursuant to the sales agreement, the Company guarantees, for a five year period, the repayment of the loans sold to the purchaser up to an aggregate amount of $1,650,000, which created a new recourse obligation for the Company. Included in other general and administrative expenses for the year ended December 31, 2006 was a charge of $950,000 to reflect in the Company’s consolidated financial statements the estimated liability related to this recourse obligation. This charge was included in other noninterest expense. At December 31, 2008, and 2007, the liability for estimated recourse obligations was $445,000 and $935,000, respectively, and was included in other liabilities on the consolidated balance sheet. During the year ended December 31, 2008 the Company paid $490,000 of claims against its recourse obligation. Assets that continue to be indemnified total $17.8 million.

Contingencies – Legal

The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to its business. The Company accrues liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company’s estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will generally only accrue a loss for a pending litigation matter if, for example, the parties to the matter have entered into definitive settlement agreements or a final judgment adverse to the Company has been entered. Based on evaluation of the Company’s litigation matters and discussions with internal and external legal counsel, management believes than an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2008 unless otherwise noted, is reasonably possible but not probable.

United Western Bancorp, Inc. United Heritage Financial Group, Inc. and United Heritage Life Insurance Company v. First Matrix Investment Services et al, On October 27, 2006, a complaint was filed against the Company and First Matrix, along with Brian Curd and Kent Snodgrass, former employees of First Matrix, in Idaho State District Court alleging violations of state securities laws, the Idaho Consumer Protection Act and fraud arising the sale of an approximately $1.70 million mortgage backed bond from First Matrix to one of the plaintiffs. The case, which was subsequently removed to the U.S. District Court in Idaho on December 12, 2006, is based on the plaintiffs’ claims that First Matrix should have made certain disclosures regarding the risk of the withdrawal of a USDA government guarantee of the bond, which withdrawal subsequently occurred and the bond went into default. In June of 2007, the court dismissed the underwriter, Duncan Williams, from the lawsuit based on lack of personal jurisdiction; however, based on the testimony of certain depositions in this matter, the court has scheduled an evidentiary hearing in March of 2009 to determine whether the court does have personal jurisdiction over Duncan Williams. The Company and First Matrix may seek indemnification for the claims made against them in this case from the underwriter or from other potentially responsible parties. While the defendants’ liability, if any, to the plaintiffs in this case is uncertain at this time, the Company believes that the defendants have meritorious defenses to the plaintiffs’ claims.

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

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Related Party Transactions

On September 29, 2006, the Company entered into a co-location license agreement (the “Agreement”) with Legent Clearing, LLC (“LC”) to share office space with LC located in Thornton, Colorado. The company uses the office as a business continuity site. The Agreement was renewed in 2007 and currently matures April 30, 2010 at $3,000 per month. The Bank also extended a $5 million line of credit (the “Loan”) to Legent Group, LLC (“LG”). LC is a wholly owned subsidiary of LG. Because Guy A. Gibson, the Company’s Chairman of the Board and largest shareholder, founded LC in 2001, is currently an indirect 7% shareholder of LG and serves on LG’s Board of Directors, the Company’s Audit Committee (which is responsible for reviewing and approving all related party transactions) reviewed both the Agreement and the Loan. The Audit Committee determined that the monthly payments to LC pursuant to the Agreement were at market rates for the space to be used and, accordingly, that the terms of the Agreement are as fair as would have been obtained from an unaffiliated third party. The Audit Committee also determined that the Loan was fair and equitable and in the best interest of the Company. Based on these determinations, the Committee approved both transactions and waived any potential violations of the provisions of the Company’s Business Conduct and Ethics.

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

17.  Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS 157, “Fair Value Measurements,” for financial assets and liabilities. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, “Effective Date of FASB Statement No. 157,” the Company will delay application of SFAS 157 for nonfinancial assets and nonfinancial liabilities, until January 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” in October 2008. FSP No. 157-3 became effective immediately and did not significantly impact the methodology by which the Company determines the fair values of its financial assets.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transaction, and (iv) willing to transact.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, SFAS 157 establishes a fair value hierarchy that gives the highest priority to quoted prices in active markets for asset or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models or obtained from third parties that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value, or the lower of cost or fair value. These adjustments may include unobservable parameters. Any such valuation adjustments have been applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

Financial asset and financial liabilities measured at fair value on a recurring basis include the following:

Available for sale securities. Securities available for sale are comprised of agency securities, nonagency securities (private label) collateralized mortgage obligations, and nonagency securities collateralized by payment option adjustable rate mortgages.

•
Agency securities are reported at fair value using Level 1 inputs. Management believes Level 1 is appropriate for agency securities due to the relative availability of pricing transparency for such securities in the marketplace.

•
Nonagency securities (private label) collateralized mortgage obligations are reported at fair value using Level 2 inputs. Management believes Level 2 is appropriate for these securities because the Company obtains fair value measurements from four primary sources. Two are widely known pricing services including an independent pricing service that was utilized by the FHLBank Topeka to determine the collateral value of such securities in the borrowings obtained by the Bank. The other two are independent consultants that perform fair market valuation for securities identified by management as requiring additional analysis in order to ascertain fair value in accordance with SFAS 157. Generally, if the pricing services value of the security are reasonably comparable and appears reasonable given the characteristics of the underlying loan pool that determine the fair value of the security, that price is utilized as estimated fair value. Management believes such prices represent observable market data per se, and are based, in part, upon dealer quotes. Generally, if there are significant disparities in the prices between the pricing services, and the security has an unpaid principal balance of over $2 million, and there is an unrealized loss of over $1 million, we consider whether the pricing service fair value estimate is based on sufficient market activity, the performance characteristics of the loan pool underlying the particular security and conclude whether the pricing service has provided an estimate that represents fair value in accordance with FAS 157.  Management has direct observable data for these securities based on this pricing service and based on other market data that is available. This data that is available includes market research of various well known firms and includes information on yield, duration, repayment, defaults, delinquency and other factors. Management is comfortable with the data utilized by the pricing service based on our review of documentation and discussion with personnel from these entities.

•
Nonagency securities collateralized by payment option adjustable rate mortgages are reported at fair value using Level 3 inputs. The fair value of payment-option-adjustable-rate mortgages are determined through an independent third party using cash flow models and assumptions as to the future performance of the underlying loan pools. Management concludes that this value is based on unobservable market data because the fair value is determined through proprietary cash flow models. While management believes the assumptions used by the third party are reasonable; since the cash flow models are based on assumptions about future events and future performance of the underlying collateral they are based on unobservable market data. Further, management believes the valuation of payment-option-adjustable-rate mortgage backed securities is less certain due to the age of the securities as these are a 2006 vintage origination and the behavior of these instruments is comparatively unknown as compared to other mortgage-backed securities that do not have performance history in stressed markets.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in circumstances (for example, when there is evidence of impairment). Financial assets and liabilities measured at fair value on a non-recurring basis include the following:

Loans held for sale. Loans held for sale include residential, multifamily and SBA originated loans are reported in the aggregate at the lower of cost or fair value using Level 3 inputs. For these loans the Company obtains fair value using a cash flow model. The fair value measurements consider observable data that may include loan type, spreads for other similar whole loans and mortgage-backed securities, prepayment speeds, servicing values, index values, and when applicable outstanding investor commitments. Management makes certain adjustments to the data inputs that we believe other market participants would in estimating the fair value of the Company’s residential held for sale portfolio including: delinquency, existence of government guarantees, seasoning, loan to value ratios, and FICO scores, among other factors.

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

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if management concludes repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. At December 31, 2008, impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral.

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

The top portion of the table below presents the balances of assets measured at fair value on a recurring basis and the bottom portion of the table below presents assets measured at fair value on a nonrecurring basis as of December 31, 2008 (there are no liabilities measured at fair value):

	Quoted Prices	Significant	Significant
	in Active Markets	Other	Unobservable
	for Identical Assets	Observable Inputs	Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(Dollars in thousands)
Assets Measured at Fair Value on a Recurring Basis:
Available for sale securities	$15,628	$28,011	$15,934	$59,573

Assets Measured at Fair Value on a Nonrecurring Basis:
Loans held for sale	–	–	291,620	291,620
Mortgage Servicing Rights	–	–	9,496	9,496
Impaired loans	–	–	1,658	1,658
Other-than-temporarily impaired securities	–	–	6,581	6,581

A reconciliation of available for sale securities, which requires significant adjustment based on unobservable data is presented below:

Fair Value Measurement Using Significant Unobservable Inputs (Transfers to Level 3) Available for sale Securities, recurring basis
(Dollars in thousands)
Balance January 1, 2008	$–
Transfers into Level 3	16,658
Included in other comprehensive income	(720)
Settlements	(4)
Balance December 31, 2008	$15,934

During the year ended December 31, 2008 there were no transfers out of Level 3 financial assets.

Loans held for sale, which are carried at lower of cost or fair value, were written down to fair value of $291,620,000, resulting in a valuation allowance of $5,467,000. A charge of $2,793,000 was included in other expense for the period.

Mortgage servicing rights, which are carried at the lower of cost or fair value, were written down to fair value of $9,496,000, resulting in a valuation allowance of $860,000. There was no change in the valuation allowance for the year ended December 31, 2008 from December 31, 2007.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, were $3.3 million, with a valuation allowance of $1.7 million, resulting in a net carrying value of $1.6 million.  Provision for loan losses of $1.7 million was made during 2008 for impaired loans.  The balance of impaired loans at December 31, 2008 consists of a construction loan and a commercial loan.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating SFAS 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying amounts and estimated fair value of financial instruments are as follows:

	December 31,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$22,880	$22,880	$40,806	$40,806
Investment securities – available for sale	59,573	59,573	87,676	87,676
Investment securities – held to maturity	498,464	429,526	574,105	568,309
Loans held for sale, net	291,620	291,620	369,071	369,071
Loans held for investment, net	1,233,301	1,239,399	885,710	888,247
FHLBank stock	29,046	N/A	39,913	39,913
Accrued interest receivable	8,973	8,973	10,551	10,551

Financial liabilities:
Deposits	$1,724,672	$1,727,182	$1,385,481	$1,385,483
Custodial escrow balances	29,697	29,697	34,172	34,172
FHLBank borrowings	226,721	242,620	406,129	410,552
Borrowed money	119,265	124,630	97,428	85,584
Junior subordinated debentures	30,442	29,759	30,442	12,104
Accrued interest payable	1,902	1,902	2,018	2,018

The following methods and assumptions were used by the Company in estimating the fair value of the financial instruments:

The estimated fair value approximates carrying value for cash and cash equivalents and accrued interest.

It was not practicable to determine the fair value of FHLBank stock due to restrictions placed on its transferability.

The estimated fair value approximates carrying value for variable-rate loans that reprice frequently, and with no significant change in credit risk. The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. An overall valuation adjustment is made for specific credit risks as well as general portfolio credit risk.

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

18.  Parent Company Condensed Financial Information

Condensed financial information of United Western Bancorp, Inc. (“Parent”) is as follows:

	December 31,
	2008	2007
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash	$9,023	$1,532
Other receivables	49	23
Premises and equipment, net	410	347
Other assets	1,889	5,814
Investment in and advances to subsidiaries	165,900	162,315
Total assets	$177,271	$170,031

Liabilities and shareholders’ equity:
Total debt (a)	$68,442	$51,442
Other liabilities	6,880	5,168
Total liabilities	75,322	56,610
Shareholders’ equity:
Common stock	1	1
Additional paid-in capital	23,856	23,724
Retained earnings	100,348	92,364
Accumulated other comprehensive loss	(22,256)	(2,668)
Total shareholders’ equity	101,949	113,421
Total liabilities and shareholders’ equity	$177,271	$170,031

(a)	The Parent’s debt is set forth in a table following the condensed statements of cash flows. See Note 9 and Note 11 for additional information regarding debt.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Years ended December 31,
	2008	2007	2006
Condensed Statements of Income	(Dollars in thousands)
Income:
Interest income	$14	$29	$124
Other	65	88	54
Total income	79	117	178

Expenses:
Compensation and employee benefits	5,109	4,941	4,730
Interest on borrowed money	3,583	4,953	6,244
Occupancy and equipment	684	667	667
Professional fees	1,234	543	485
Redemption of junior subordinated debentures	–	1,487	176
Other general and administrative	(667)	(368)	(161)
Total expenses	9,943	12,223	12,141

Loss before income taxes and equity income of subsidiaries	(9,864)	(12,106)	(11,963)
Income taxes (a)	–	–	–
Loss before equity income of subsidiaries	(9,864)	(12,106)	(11,963)
Equity income of subsidiaries	19,816	22,247	23,619
Net income	$9,952	$10,141	$11,656

(a) The Company’s tax sharing agreement requires each entity to calculate its income taxes on a stand alone basis.  Generally subsidiaries pay the Parent an amount equal to its individual current income tax provision calculated on the basis of the subsidiary filing a separate return. The Parent, as it carries debt for the benefit of all subsidiaries incurs net operating losses.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Years ended December 31,
	2008	2007	2006
Condensed Statements of Cash Flows	(Dollars in thousands)
Operating activities:
Net income	$9,952	$10,141	$11,656
Adjustments to reconcile net income to net cash from operating activities:
Equity income of subsidiaries	(19,816)	(22,247)	(23,619)
Dividends from subsidiaries	8,612	9,966	21,610
Share based compensation expense	1,525	1,036	575
Loss on disposal of assets	–	–	30
Depreciation and amortization	232	827	688
Unrealized (loss) gain on securities available for sale	–	(2,834)	148

Changes in assets and liabilities:
Increase (decrease) in other liabilities	1,712	(705)	1,825
Decrease (increase) in other receivables and other assets	3,860	(2,371)	176
Net cash from operating activities	6,077	(6,187)	13,089

Investing activities:
Purchases of premises and equipment	(257)	(199)	(248)
Return of investment in and advances to subsidiaries, net	(12,194)	8,698	3,728
Net cash provided by investing activities	(12,451)	8,499	3,480

Financing activities:
Net change in borrowed money – revolving lines of credit	23,000	5,000	(3,217)
Borrowed money – (repayment) advance on term line	(6,000)	6,000	–
Redemption of capital securities of subsidiary trust	–	(25,774)	(5,156)
Proceeds from issuance of common stock, net	212	311	–
Stock option exercise	–	12	–
Redemption of common stock shares under tender offer	–	–	(79,501)
Repurchase of common stock	(1,605)	(1,251)	(5,853)
Dividends paid	(1,742)	(1,747)	–
Net cash from financing activities	13,865	(17,449)	(93,727)
Increase (decrease) in cash	7,491	(15,137)	(77,158)
Cash at beginning of year	1,532	16,669	93,827
Cash at end of year	$9,023	$1,532	$16,669

19.  Quarterly Financial Data (Unaudited)

See Note 2 Significant Accounting Policies – Reclassification. In prior financial statement filings, the Company presented the valuation allowance to reduce loans held for sale to the lower of cost or fair value in two components, one an allowance for credit losses that separately considered credit loss exposure and one valuation allowance that separately considered market risk factors. Management has reclassified prior period financial statements to reflect the valuation allowance to reduce loans held for sale at the lower of cost or fair value as one valuation allowance balance. This revision to our presentation is included in the quarterly data provided below.  This reclassification had no impact on total assets, shareholders’ equity, or net income for any period.

In the third quarter of 2008 the Company realized a tax benefit of $805,000 compared to an income tax provision for all other periods presented. The tax benefit was the result of lower earnings caused by a $4.1 million other-than-temporary impairment charge on two investment securities. In addition, recurring realization of New Markets Tax Credits reduced income tax expense $311,000 and resolution of uncertain tax positions from lapsing of the statute of limitations and other matters reduced income taxes $724,000 in that quarter.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except share data)
2008
Operations:
Net interest income before provision for credit losses	$20,847	$21,042	$19,886	$20,210
Provision for credit losses	2,373	2,203	2,132	1,891
Noninterest income	4,340	1,145	4,553	4,823
Noninterest expense	20,206	19,298	17,922	18,333
Income from continuing operations before income taxes	2,608	686	4,385	4,809
Income tax provision (benefit)	576	(805)	1,320	1,445
Net income	$2,032	$1,491	$3,065	$3,364
Net income per share data:
Basic	$0.29	$0.21	$0.43	$0.47
Diluted	$0.29	$0.21	$0.43	$0.46
2007
Operations:
Net interest income before provision for credit losses	$18,368	$17,856	$16,721	$15,897
Provision for credit losses	1,246	110	567	389
Noninterest income	4,656	6,296	4,688	5,343
Noninterest expense	17,551	20,884	17,826	17,803
Income from continuing operations before income taxes	4,227	3,158	3,016	3,048
Income tax provision	1,244	495	774	795
Net income	$2,983	$2,663	$2,242	$2,253
Net income per share data:
Basic	$0.41	$0.37	$0.31	$0.31
Diluted	$0.41	$0.37	$0.31	$0.31

20.  Segments of the Company and Related Information

The Company has three reportable segments under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”: a thrift subsidiary, a custodial and administrative services subsidiary, and a mortgage banking subsidiary. The thrift is the Bank, our community banking subsidiary that provides lending and deposit services to its customers. The custodial and administrative services subsidiary, Sterling, provides services for only self-directed IRA, pension, profit sharing accounts and escrow arrangements. The mortgage banking subsidiary, Matrix Financial, owns residential MSRs and services the mortgage loans underlying those MSRs. The remaining subsidiaries are included in the “all other” category for purposes of SFAS 131 disclosures and consists primarily of the parent company operations.

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

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

For the years ended December 31:
	Community Banking	Custodial and Advisory Services	Mortgage Banking	All Others	Total
	(Dollars in thousands)
2008
Revenues from external customers:
Interest income	$113,419	$–	$1,353	$245	$115,017
Noninterest income	(1,181)	10,226	4,431	1,385	14,861
Intersegment revenues	830	1,958	733	(162)	3,359
Interest expense	29,426	–	23	3,583	33,032
Depreciation/amortization	1,277	334	2,477	368	4,456
Segment income (loss) from continuing operations before income taxes	20,187	1,646	(362)	(8,983)	12,488
Segment assets (a)	2,271,592	5,751	6,143	128,991	2,412,477

2007
Revenues from external customers:
Interest income	$119,608	$–	$1,573	$378	$121,559
Noninterest income	5,108	8,566	5,866	1,443	20,983
Intersegment revenues	771	1,767	1,471	(245)	3,764
Interest expense	47,722	–	42	4,953	52,717
Depreciation/amortization	951	226	3,326	399	4,902
Segment income (loss) from continuing operations before income taxes	21,873	1,514	618	(10,556)	13,449
Segment assets (a)	2,119,178	6,240	46,355	123,568	2,295,341

2006
Revenues from external customers:
Interest income	$113,429	$–	$1,267	$604	$115,300
Noninterest income	4,224	6,842	8,742	9,383	29,191
Intersegment revenues	704	1,587	1,943	598	4,832
Interest expense	53,485	–	53	6,245	59,783
Depreciation/amortization	582	257	5,701	1,375	7,915
Segment income (loss) from continuing operations before income taxes	20,734	373	(718)	(6,883)	13,506
Segment assets (a)	2,192,349	4,765	49,813	164,481	2,411,408

(a) See reconciliation to total consolidated assets in the following table.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

	2008	2007	2006
	(Dollars in thousands)
Revenues for year ended December 31:
Interest income for reportable segments	$114,772	$121,181	$114,696
Noninterest income for reportable segments	13,476	19,540	19,808
Intersegment revenues for reportable segments	3,521	4,009	4,234
Other revenues	1,468	1,576	10,585
Elimination of intersegment revenues	(3,359)	(3,764)	(4,832)
Total consolidated revenues	$129,878	$142,542	$144,491

Income (loss) for year ended December 31:
Total income for reportable segments	$21,471	$24,005	$20,389
Other (loss)	(9,529)	(11,732)	(537)
Elimination of intersegment income (loss)	546	1,176	(6,346)
Income before income taxes	$12,488	$13,449	$13,506

Assets as of December 31:
Total assets for reportable segments	$2,283,486	$2,171,773	$2,246,927
Other assets	128,991	123,568	164,481
Elimination of intersegment receivables	(23,421)	(43,479)	(22,524)
Other intersegment eliminations	(130,403)	(155,752)	(232,336)
Total consolidated assets	$2,258,653	$2,096,110	$2,156,548

Other Significant Items for the year ended December 31:
Depreciation/amortization expense:
Segment totals	$4,088	$4,503	$6,540
Other and intersegment adjustments	368	399	1,375
Consolidated totals	$4,456	$4,902	$7,915

Interest expense:
Segment totals	$29,449	$47,764	$53,538
Other and intersegment adjustments	3,583	4,953	6,245
Consolidated totals	$33,032	$52,717	$59,783

21.  New Accounting Standards

Recently Issued Accounting Standards

SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157, with the exception of certain provisions, became effective for the Company January 1, 2008.  (See Note 17 – Fair Value Measurements.)

SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”.  SFAS 159 provides all entities, with an option to report selected financial assets and liabilities at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. Upon adoption on January 1, 2008, the Company did not adopt the fair value option for any of its financial assets or liabilities.

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

EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.”  EITF 06-4 requires recognition of a liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death befit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The Bank owns endorsement split dollar life insurance that is subject to this EITF consensus. The Company adopted EITF 06-4 on January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings totaling $226,000.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

SFAS 141R, “Business Combination (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any noncontrolling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141, whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs of the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R also identifies related disclosure requirements for business combinations. This Statement is effective for business combinations closing on or after January 1, 2009.

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

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be effective on January 1, 2009. All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is not expected to have a significant impact on the Corporation’s financial statements.

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

23.  Discontinued Operations - Sale of Assets of Matrix Bancorp Trading, Inc.

Effective March 31, 2006, the Company sold certain assets and operations of one of its two brokerage subsidiaries, Matrix Bancorp Trading, Inc., pursuant to an Asset Purchase Agreement (“Purchase Agreement”) to a third party. The third party hired the former employees and officers of Matrix Bancorp Trading, Inc. upon the closing of the sale. After the sale, the Company’s continuing brokerage operations consist only of those brokerage activities conducted through UWIS. Under the terms of the Purchase Agreement, the Company received a total of $4,000,000, consisting of $1,200,000 in cash and $2,800,000 in the form of a promissory note guaranteed by the ultimate parent of the third party. The promissory note is for a term of two years, and bears interest at the current prime rate. The balance of the note receivable of $583,000 is included in other receivables at December 31, 2008.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As a result, the Company recorded an after tax gain on the sale of approximately $2,424,000, which is included in discontinued operations for the year ended December 31, 2006. The operating results of the discontinued brokerage activities of Matrix Bancorp Trading are reflected as discontinued operations for the year ended December 31, 2006, and the consolidated financial statements were restated to reflect the brokerage operations of Matrix Bancorp Trading as a discontinued operation. The operating results of Matrix Bancorp Trading, Inc., previously included in the Company’s brokerage segment, and now included in income from discontinued operations, net of income taxes were as follows:

Year Ended December 31, 2006
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

24.  Discontinued Operations – Sale of ABS School Services, LLC

On May 5, 2006, the Company sold its school services subsidiary, ABS School Services, LLC (“ABS”), to SKS Ventures, LLC (“SKS”), a Colorado limited liability company owned by former executive officers of the Company. SKS acquired 100% of the outstanding limited liability company interests of ABS for a purchase price of $7,370,000. The Bank committed to a $4,000,000 loan to SKS and its principals, pursuant to which the membership interests of ABS and the membership interests of SKS were pledged. This commitment was renewed in the second quarter of 2008 and matures on April 30, 2009. At December 31, 2008, the outstanding balance was $3,591,000 on this facility. Prior to the sale, ABS distributed its outstanding interest in Charter Facilities Funding, LLC and New Century Academy Property Management Group, LLC to Equi-Mor Holdings, Inc. (“Equi-Mor”), a wholly-owned subsidiary of the Company. ABS also distributed certain other assets to Equi-Mor and to the Company as well as outstanding deferred and current income tax balances related to ABS. Based on the purchase price, a $1,000,000 pre-tax charge was included in discontinued operations for the year ended December 31, 2006, to reflect the net realized value of the ABS interests upon the sale.

In connection with the transaction, the Company’s recourse obligation for certain loans was transferred to SKS. Pursuant to the sales agreement, Equi-Mor and the Company guarantee, for a five year period, the repayment of the loans sold to SKS up to an aggregate amount of $1,650,000, which created a new recourse obligation for the Company. Included in other general and administrative expenses for the year ended December 31, 2006 was a charge recorded by Equi-Mor of $950,000 to reflect the estimated liability related to this recourse obligation.

United Western Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

As a result of this sale, the Company has presented the operations of ABS School Services, LLC as discontinued operations for the year ended December 31, 2006, and the consolidated financial statements were restated to reflect the operations of ABS School Services, LLC as a discontinued operation. The operating results of the ABS School Services, previously included in “all other” in segment reporting, and now included in income from discontinued operations, net of income taxes were as follows:

Year Ended December 31, 2006
(Dollars in thousands, except share information)
Net interest income after provision for credit losses	$580
Noninterest income	550
Noninterest expense	2,107
Operating (loss) before taxes from discontinued operations	(977)
Income tax benefit	(288)
Loss from discontinued operations, net of income taxes	$(689)

Loss from discontinued operations of ABS School Services, LLC per share – basic	$(0.08)
Loss from discontinued operations of ABS School Services, LLC per share – assuming dilution	$(0.08)

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

26.  Sale of Assets of MTXC Realty Corp now known as UW Asset Corp.

Effective March 31, 2006, the Company sold certain assets of MTXC Realty Corp. (now known as UW Asset Corp.) related to its real estate brokerage office operating in the Denver metro area. As a result of the sale, the Company recorded a pre-tax gain on the sale of approximately $100,000, included in noninterest income for the year ended December 31, 2006.

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

In consideration of the sale of the 45% membership interest in MSCS, and the sale of the assets of the trust operations of the Bank, the Company received approximately 7% of the outstanding common stock of MFSI.  The approximate 7% total ownership interest retained is accounted for using the cost method and at December 31, 2008 and 2007, the investment in MFSI included in other assets was $750,000. For the years ended December 31, 2008 2007 and 2006, the Company received dividends of $540,000, $405,000 and $162,000, respectively, from its investment in MFSI. These dividends were included in other noninterest income in the statements of income.

 As part of the sale agreement, deposits continued to be maintained by MFSI at the Bank. At December 31, 2008, deposits maintained by MFSI at the Bank totaled approximately $203.3 million. This agreement was renewed in 2007 and matures on July 5, 2010.

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