Form 10-Q
period 2009-03-31
UNITED WESTERN BANCORP INC
filed 2009-05-11
CIK 944725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Large accelerated filer [  ]  Accelerated filer [Ö ]  Non-accelerated filer [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act).  Yes [  ] No [ Ö ]

Number of shares of Common Stock ($0.0001 par value) outstanding at the close of business on May 8, 2009 was 7,260,871 shares.

Part I – Financial Information
Item 1. Financial Statements – (Unaudited)
United Western Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands, except share information)

	March 31,	December 31,
	2009	2008
Assets
Cash and due from banks	$87,920	$22,332
Interest-earning deposits	374	548
Total cash and cash equivalents	88,294	22,880
Investment securities – available for sale, at fair value	59,149	59,573
Investment securities – held to maturity (fair value March 31, 2009 – $403,901, December 31, 2008 – $429,526)	479,321	498,464
Loans held for sale – at lower of cost or fair value	292,851	291,620
Loans held for investment	1,227,518	1,249,484
Allowance for credit losses	(20,084)	(16,183)
Loans held for investment, net	1,207,434	1,233,301
FHLBank stock, at cost	29,140	29,046
Mortgage servicing rights, net	8,714	9,496
Accrued interest receivable	7,778	8,973
Other receivables	16,966	15,123
Premises and equipment, net	27,088	25,960
Bank owned life insurance	25,467	25,233
Other assets, net	10,174	11,243
Deferred income taxes	23,381	23,324
Foreclosed real estate	3,752	4,417
Total assets	$2,279,509	$2,258,653

Liabilities and shareholders’ equity
Liabilities:
Deposits	$1,735,642	$1,724,672
Custodial escrow balances	44,090	29,697
FHLBank borrowings	216,693	226,721
Borrowed money	117,413	119,265
Junior subordinated debentures owed to unconsolidated subsidiary trusts	30,442	30,442
Income tax payable	2,558	364
Other liabilities	25,651	25,543
Total liabilities	2,172,489	2,156,704

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, par value $0.0001; 5,000,000 shares authorized;
no shares outstanding	–	–
Common stock, par value $0.0001; 50,000,000 shares authorized; issued and
7,253,113 shares at March 31, 2009 and
7,253,391 shares at December 31, 2008 outstanding, respectively	1	1
Additional paid-in capital	24,200	23,856
Retained earnings	103,191	100,348
Accumulated other comprehensive loss	(20,372)	(22,256)
Total shareholders’ equity	107,020	101,949
Total liabilities and shareholders’ equity	$2,279,509	$2,258,653
See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except share information)
	Quarter Ended
	March 31,
	2009	2008
Interest and dividend income:
Community bank loans	$14,341	$13,425
Wholesale residential loans	4,699	5,645
Other loans	70	1,188
Investment securities	6,901	8,652
Deposits and dividends	113	570
Total interest and dividend income	26,124	29,480

Interest expense:
Deposits	3,282	3,712
FHLBank borrowings	2,381	3,793
Other borrowed money	1,786	1,765
Total interest expense	7,449	9,270

Net interest income before provision for credit losses	18,675	20,210
Provision for credit losses	4,181	1,891
Net interest income after provision for credit losses	14,494	18,319

Noninterest income:
Custodial, administrative and escrow services	2,622	2,560
Loan administration	1,157	1,456
Gain on sale of loans held for sale	48	182
Gain on sale of investment in Matrix Financial Solutions, Inc.	3,567	–
Other	811	625
Total noninterest income	8,205	4,823

Noninterest expense:
Compensation and employee benefits	8,076	7,707
Subaccounting fees	3,440	5,215
Amortization of mortgage servicing rights	795	709
Lower of cost or fair value adjustment on loans held for sale	(577)	412
Occupancy and equipment	1,021	810
Postage and communication	388	342
Professional fees	1,182	601
Mortgage servicing rights subservicing fees	368	441
Other general and administrative	3,284	2,096
Total noninterest expense	17,977	18,333

Income before income taxes	4,722	4,809
Income tax provision	1,446	1,445
Net income	$3,276	$3,364

Net income per share – basic	$0.45	$0.46
Net income per share – assuming dilution	$0.45	$0.46

Weighted average shares – basic	7,257,431	7,264,471
Weighted average shares – assuming dilution	7,257,431	7,264,471

Dividends declared per share	$0.06	$0.06
See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except share information)

					Accumulated
					Other
			Additional		Comprehensive
	Common Stock		Paid-In	Retained	Income		Comprehensive
	Shares	Amount	Capital	Earnings	(Loss)	Total	Income
Three months Ended
March 31, 2009
Balance at January 1, 2009	7,253,391	$1	$23,856	$100,348	$(22,256)	$101,949
Dividends paid ($0.06 per share)	-	-	-	$(433)	-	$(433)
Issuance of stock to directors	4,085	-	38	-	-	$38
Restricted stock grants, net	(4,363)	-	-	-	-	-
Share-based compensation expense	-	-	306	-	-	$306
Comprehensive income:
Net income	-	-	-	$3,276	-	$3,276	$3,276
Net unrealized holding gains, net of income tax provision of $1,176	-	-	-	-	$1,884	$1,884	$1,884
Comprehensive income	-	-	-	-	-	-	$5,160
Balance at March 31, 2009	7,253,113	$1	$24,200	$103,191	$(20,372)	$107,020

See accompanying notes to consolidated financial statements.
United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net Income	$3,276	$3,364
Adjustments to reconcile income to net cash from operating activities:
Share-based compensation expense	344	279
Depreciation and amortization	574	398
Provision for credit losses	4,181	1,891
Amortization of mortgage servicing rights	795	709
Lower of cost or fair value adjustment on loans held for sale	(577)	412
Gain on sale of loans held for sale	(48)	(182)
Gain on sale of investment in Matrix Financial Solutions, Inc.	(3,567)	–
Net loss on sale of assets, equipment and foreclosed real estate	238	34
Changes in assets and liabilities:
Loans originated and purchased for sale	(10,421)	(10,129)
Principal payments on, and proceeds from sale of loans held for sale	9,292	32,133
Originated mortgage servicing rights, net	–	(37)
Increase in other receivables, other assets, deferred income taxes	(1,890)	(3,343)
Increase(decrease) in other liabilities and income tax payable	2,302	(2,509)
Net cash from operating activities	4,499	23,020

Cash flows from investing activities
Loans originated and purchased for investment	(131,924)	(191,494)
Principal repayments on loans held for investment	152,664	101,257
Proceeds from sale of cost method investment	4,317	–
Proceeds from maturity and prepayment of available for sale securities	3,462	3,478
Purchase of held to maturity securities	–	(1,463)
Proceeds from the maturity and prepayment of held to maturity securities	19,143	19,263
Purchases of premises and equipment	(1,693)	(2,330)
Proceeds from sale of foreclosed real estate	1,896	994
Net cash from investing activities	47,865	(70,295)

Continued

United Western Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows – continued
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008

Cash flows from financing activities
Net increase in deposits	$10,970	$42,390
Net increase in custodial escrow balances	14,393	17,309
Net decrease in FHLBank borrowings	(10,028)	(7,326)
Borrowed money – proceeds from repurchase agreements	(1,852)	773
Repurchase of common stock	–	(226)
Dividends paid	(433)	(436)
Net cash from financing activities	13,050	52,484

Increase in cash and cash equivalents	65,414	5,209
Cash and cash equivalents at beginning of the period	22,880	40,806
Cash and cash equivalents at end of the period	$88,294	$46,015

Supplemental disclosure of non-cash activity
Loans transferred to foreclosed real estate and other assets	$1,469	$2,143
Loans securitized and transferred to securities available for sale	$–	$18,003
Issuance of common stock to directors	$38	$–

Supplemental disclosure of cash flow information
Cash paid for interest	$7,001	$9,120
Cash paid for income taxes	$290	$35

   See accompanying notes to consolidated financial statements.

United Western Bancorp, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
March 31, 2009

1. Basis of Presentation and Significant Accounting Policies

United Western Bancorp, Inc. (the “Company”) is a unitary thrift holding company and, through its subsidiaries, a diversified financial services company headquartered in Denver, Colorado. The Company’s operations are conducted primarily through United Western Bank® (the “Bank”), Sterling Trust Company (“Sterling”), Matrix Financial Services Corporation (“Matrix Financial”), and UW Investment Services, Inc. (“UW Investment”) all of which are wholly owned subsidiaries of the Company.

Through the Bank, we are focused on expanding our community-based banking network across Colorado’s Front Range market and selected mountain communities by strategically positioning banking offices in those locations. The Colorado Front Range area spans the Eastern slope of Colorado’s Rocky Mountains – from Pueblo to Fort Collins, and includes the metropolitan Denver marketplace. At March 31, 2009 the Bank had seven branches in the Colorado Front Range marketplace (downtown Denver, Boulder, Cherry Creek, Loveland, Fort Collins, Longmont, and South Denver) and a loan production office serving Aspen and the Roaring Fork Valley. We opened a banking office in Centennial in April 2009. We plan to grow the Bank network to an estimated ten to twelve community bank locations over the next three to five years. We originate SBA loans on a national basis. In addition to the community-based banking operations of the Bank, we also offer deposit services to institutional customers, as well as custodial, administration and escrow services through Sterling.

From time-to-time in this document we refer to certain assets, for example, one-to-four family residential mortgage loans (“residential loans”), purchased SBA loans and mortgage-backed securities and certain other assets of United Western Bank that existed as of December 9, 2005, as “wholesale” assets.

The consolidated financial statements of the Company and its subsidiaries in this Quarterly Report on Form 10-Q have not been audited by an independent registered public accounting firm, but in the opinion of management, reflect all adjustments necessary for a fair presentation of the Company’s financial position and results of operations. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and serve to update the Company’s 2008 Annual Report on Form 10-K (“Form 10-K”). These financial statements do not include all of the information and notes necessary to constitute a complete set of financial statements under GAAP applicable to annual periods. Accordingly, they should be read in conjunction with the financial information contained in the Form 10-K. In the opinion of management, all adjustments (consisting of only normal recurring accruals unless otherwise disclosed in this Form 10-Q) necessary for a fair presentation have been included. The results of operations for the interim periods disclosed herein are not necessarily indicative of results that may be expected for the full year or any future period.

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

The Company views the allowance for credit losses, the fair values of financial instruments, lower of cost or fair value adjustment on loans held for sale, and the determination of temporary vs. other-than-temporary impairment of securities as critical accounting estimates that require significant judgments, assumptions and estimates be used in preparation of its consolidated financial statements. See further detail in this Note for a detailed description of the Company’s process and methodology related to these critical accounting estimates.

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

The last component of the allowance for credit losses is a portion which represents the estimated inherent but undetected probable losses and the imprecision in the credit risk models utilized to calculate the allowance. This component of the allowance is primarily associated with commercial loans (i.e., multifamily, construction and development, commercial real estate and commercial). The unallocated portion of the allowance for credit losses reflects the growing Colorado concentration in commercial real estate, construction and development loans, national multifamily and certain commercial real estate loans for which the migration analysis does not yet reflect a complete credit cycle due to the overall seasoning of such loans and ongoing uncertainty with respect to other loans in our community bank and wholesale lending portfolios.

Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management considers the loan uncollectible. While management uses its professional judgment and the information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including the performance of the Company’s loan portfolios, national and Colorado economic conditions, changes in interest rates and other factors.

Loans Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as loans held for investment. These loans are reported at the principal balance outstanding net of unearned discounts and purchase premiums. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs and purchase premiums, are deferred and recognized in interest income using the level-yield method without anticipating prepayments and includes amortization of deferred loan fees, purchase premiums and costs over the loan term. Net loan commitment fees or costs for commitments are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period in accordance with FIN45.

Loans Held for Sale

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

Community Bank Loans

Community bank loans include commercial real estate loans, construction and development loans, commercial loans, multifamily loans and consumer loans. Within this population are loans originated by the Bank’s SBA division. The majority of community bank loans are originated as assets held for investment. Currently, we intend to hold for the foreseeable future or to maturity all community bank loans, except SBA 504 loans and the guaranteed portions of originated SBA 7a loans. We generally elect to sell certain SBA 504 loans and the guaranteed portions of SBA 7a loans. These sales assist the Company in managing industry concentrations and interest rate risk, and are a normal part of our operations. At March 31, 2009 and December 31, 2008 community bank loans included multifamily and SBA originated loans totaling $89.9 million and $83.7 million respectively that were classified as held for sale.

Wholesale Loans.  Wholesale loans include purchased residential loans and purchased guaranteed portions of SBA 7a loans. We did not acquire any wholesale loans in 2009 or 2008 other than loans we are required to repurchase from our GNMA mortgage servicing portfolio. Such loans are government guaranteed as to principal and interest. At March 31, 2009 and December 31, 2008, wholesale loans included residential loans totaling $206.4 million and $212.1 million, respectively, that were classified as loans held for sale. See Note 5 Loans for a break out of all wholesale loans.

Temporary vs. Other-Than-Temporary Impairment

The Company views the determination of whether an investment security is temporarily or other-than-temporarily impaired as a critical accounting policy, as the estimate is susceptible to significant change from period to period because it requires management to make significant judgments, assumptions and estimates in the preparation of its consolidated financial statements. We assess individual securities in our investment securities portfolio for impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant. An investment is impaired if the fair value of the security is less than its carrying value at the financial statement date. When a security is impaired, we then determine whether this impairment is temporary or other-than-temporary. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the severity and duration of the impairment; (ii) the ratings of the security; (iii) the overall transaction structure: e.g., the Company’s position within the structure, the aggregate, near term financial performance of the underlying collateral, delinquencies, defaults, loss severities, recoveries, prepayments, cumulative loss projections, discounted cash flows; and (iv) the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Income Taxes

The Company and its subsidiaries file consolidated federal and state income tax returns. The subsidiaries are charged for the taxes applicable to their profits calculated on the basis of filing separate income tax returns. The Bank qualifies as a savings and loan association for income tax purposes. The consolidated effective tax rate is affected by the resolution of uncertain tax positions identified under FIN 48, the level of utilization of New Markets Tax Credits and the level of tax-exempt interest income in proportion to the level of net income.

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2009 and December 31, 2008, management believed it was more likely than not that the deferred taxes would be realized and, accordingly, there was no valuation allowance. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Fair Value Measurements

In general, fair value of financial instruments is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon third party models that use as inputs, to the extent available, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect unobservable parameters, among other things. Any such valuation adjustments are applied consistently over time. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements and related notes for prior quarters to conform to the current quarter’s presentation. In prior years’ financial statements, the Company presented the valuation allowance to reduce loans held for sale to the lower of cost or fair value in two components, one an allowance for credit losses that separately considered credit loss exposure and one valuation allowance that separately considered market risk factors. Management has reclassified prior period financial statements to reflect the valuation allowance to reduce loans held for sale at the lower of cost or fair value as one valuation allowance balance. Also, included in these reclassifications was a retrospective change in the presentation of loans held for sale. In prior years we presented community bank loans and wholesale loans on the face of the balance sheet, with details of the components of loans held for sale and loans held for investment in the footnotes. In the March 31, 2009 financial statements we presented loans held for sale and loans held for investment on the face of the balance sheet. In Notes 4 and 5, we provide a break down of community bank loans and wholesale loans within loans held for investment and loans held for sale.

In the financial statement for the quarter ended March 31, 2008 the provision for credit losses was presented as $1,536,000. In the financial statement for the quarter ended March 31, 2009 the provision for credit losses for the quarter ended March 31, 2008 is presented on the face of the income statement as $1,891,000, which is reflective of the allowance for loan losses for loans held for investment.

In the financial statement for the quarter ended March 31, 2008, the lower of cost or fair value adjustment was disclosed in the Noninterest expense footnote as $767,000. In the financial statement for the quarter ended March 31, 2009 the lower of cost or market adjustment for the quarter ended March 31, 2008 is presented on the face of the income statement as $412,000.

Impact of Recently Issued Accounting Standards

SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 was effective for the Company on January 1, 2009 and the impact of this was not material to the Company’s financial statements.

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

FASB Staff Position (FSP) no. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 was effective on January 1, 2009. All previously reported earnings per share data are retrospectively adjusted to conform to the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1, which is presented in Note 2.

FSP SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.  FSP SFAS 157-4 also amended SFAS 157, Fair Value Measurements,” to expand certain disclosure requirements.  The Company intends to adopt the provisions of FSP SFAS 157-4 during the second quarter of 2009.  The adoption of FSP SFAS 157-4 is not expected to significantly impact the Company’s financial statements.

FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP SFAS 115-2 and SFAS 124-2 (i) change existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under FSP SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are required to be reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  The Company intends to adopt the provisions of FSP SFAS 115-2 and SFAS 124-2 during the second quarter of 2009.  The Company has not completed its evaluation of the impact the adoption of FSP SFAS 115-2 and SFAS 124-2 will have on its financial statements.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amend SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the consolidated balance sheet, as required by SFAS 107.  The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will be included in the Company’s interim financial statements beginning with the second quarter of 2009.

FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5.  FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R.  FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

2. Net Income Per Share

The following table sets forth the amounts used in the computation of net income per share and net income per share assuming dilution:

	Quarter Ended March 31,
	2009	2008
	(Dollars in thousands)
Numerator:
Net income	$3,276	$3,364
Denominator:
Weighted average common shares outstanding	7,156,234	7,217,399
Effect of participating securities:	101,197	47,072
Denominator for net income per share basic and diluted assuming dilution	7,257,431	7,264,471

On January 1, 2009, we adopted FSP EITF 03-6-1, which states that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities that require calculation of earnings per share under the “two-class” method as specified in SFAS No. 128, Earnings Per Share. The two-class method is an earnings allocation methodology that determines earnings per share separately for each class of stock and participating security.   Participants in our equity compensation plan who are granted restricted stock are allowed to retain cash dividends paid on nonvested shares.  Therefore, our nonvested restructured stock awards qualify as participating securities under FSP EITF 03-6-1, and we are required to calculate earnings per share using the two-class method.  The application of the two-class method resulted in a $0.01 per share reduction in our basic and diluted earnings per share for the quarter ended March 31, 2009, and a $0.01 per share reduction in basic earnings per share for the quarter ended March 31, 2008.

Stock options for 1,018,490 and 1,034,187, shares of common stock were not considered in computing diluted earnings per common share for March 31, 2009 and December 31, 2008, respectively, because they were antidilutive.

3. Investment Securities

Investment securities available for sale were as follows:

	March 31, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(Dollars in thousands)
Mortgage-backed securities – agency	$14,194	$127	$(91)	$14,230	$15,804	$47	$(223)	$15,628
Mortgage-backed securities – private	47,375	–	(29,048)	18,327	47,386	–	(31,452)	15,934
Collateralized mortgage obligations-private	30,183	–	(3,806)	26,377	32,017	–	(4,229)	27,788
SBA securities	218	–	(3)	215	226	–	(3)	223
Total	$91,970	$127	$(32,948)	$59,149	$95,433	$47	$(35,907)	$59,573

Investment securities held to maturity were as follows:

	March 31, 2009				December 31, 2008
	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Mortgage-backed securities – private	$161,836	$1,798	$(35,343)	$128,291	$166,733	$2,535	$(30,664)	$138,604
Collateralized mortgage obligations-private	266,501	–	(39,299)	227,202	278,633	–	(38,252)	240,381
SBA securities	50,984	–	(2,576)	48,408	53,098	–	(2,557)	50,541
Total	$479,321	$1,798	$(77,218)	$403,901	$498,464	$2,535	$(71,473)	$429,526

At March 31, 2009 and December 31, 2008, substantially all of the Company’s investment securities were pledged to secure public deposits, FHLBank borrowings, repurchase agreements and for other purposes, as required or permitted by law.

The following table presents information pertaining to securities available for sale and held to maturity with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position as follows:

	March 31, 2009				December 31, 2008
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage-backed securities - agency, available for sale	$4,241	$(50)	$3,652	$(41)	$9,826	$(146)	$2,543	$(77)
Mortgage-backed securities - private, available for sale	–	–	18,327	(29,048)	–	–	15,934	(31,452)
Collateralized mortgage obligations-private, available for sale	3,928	(60)	22,449	(3,746)	23,018	(3,497)	4,769	(732)
SBA securities, available for sale	–	–	175	(4)	147	(3)	–	–
Mortgage-backed securities-private, held to maturity	19,703	(5,735)	81,116	(29,608)	54,236	(11,104)	55,793	(19,560)
Collateralized mortgage obligations-private, held to maturity	41,198	(13,123)	186,136	(26,176)	71,450	(21,519)	169,069	(16,733)
SBA securities, held to maturity	–	–	48,408	(2,576)	–	–	50,541	(2,557)
Total	$69,070	$(18,968)	$360,263	$(91,199)	$158,677	$(36,269)	$298,649	$(71,111)

Management evaluates all of the investment securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. In estimating other-than-temporary impairments losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value and (iv) the expected future cash flows based on various modeling techniques. See further discussion at Note 1. “Basis of Presentation and Significant Accounting Policies – Temporary vs. Other-than-Temporary Impairment.”

Management has the intent and ability to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, at March 31, 2009, management also had the intent and ability to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost.

At March 31, 2009, the gross unrealized loss in the securities portfolio was $110.2 million.  At March 31, 2009, based on the carrying value and the lowest rating assigned, the securities portfolio consisted of 57% securities rated A or higher, 4% BBB rated securities and 39% securities rated below investment grade. Based on the highest rating assigned, approximately 90% of the portfolio is investment grade.

Included in mortgage-backed securities – private, available for sale were securities that are collateralized by payment-option-adjustable-rate-mortgages. These securities have an amortized cost of $47.4 million, and have received one or more ratings declines by the ratings agency since acquisition. Payments continue to be made for each of these securities. Management has analyzed these instruments, and our approach to that analysis is further documented in Note 15 “Fair Value of Financial Assets.” Based on our analysis and our review of the independent analyses performed by third parties on these securities and other securities in our portfolio, the Company believes the decline in fair value of securities deemed temporarily impaired is due to current temporary conditions in the marketplace. At March 31, 2009, management expects full recovery as the securities approach their maturity date, or repricing date or if market yield for such investments decline.

Included in mortgage-backed securities – private, held to maturity were securities that are collateralized primarily by prime hybrid mortgages. These securities have a total amortized cost of $162 million, of which $96 million, or 59%, have received one or more ratings declines by the ratings agency since acquisition. This category includes five securities collateralized by Alt-A mortgages totaling $21 million. Of these securities $66 million remain AAA rated. Payments continue to be made for all of these securities. Based on our analysis and our review of the independent analyses performed by third parties on these securities and other securities in our portfolio, the Company believes the decline in fair value of securities deemed temporarily impaired is due to current temporary conditions in the marketplace. While $81.1 million of these securities has had a fair value price estimate below amortized cost for twelve months or more, current credit support levels have increased from 5.9% at origination to 7.0% at March 31, 2009.  Within this category, management previously recognized in the quarter ended September 30, 2008, an other-than-temporary impairment charge on two securities where it was deemed appropriate due to various factors in our analysis.  At March 31, 2009, management expects full recovery of the remaining securities as the securities approach their maturity date, or repricing date or if market yield for such investments decline.

Included in collateralized mortgage obligations – private, held to maturity were securities that are collateralized by prime CMO securities. These securities have an amortized cost of $266.5 million, of which $110.9 million, included in six securities has received one or more ratings declines by rating agencies since acquisition. The remainder of this category remains AAA rated by at least one agency, and a lowest rating of AA. Payments continue to be made for each of these securities. Based on our analysis and our review of the independent analyses performed by third parties on these securities and other securities in our portfolio, the Company believes the decline in fair value of securities deemed temporarily impaired is due to current temporary conditions in the marketplace. For the $186.1 million of securities in this category with fair value price estimates below amortized cost for twelve months or more, no cumulative losses have been realized to date. The vast majority of this category consists of prime loans, with a weighted average loan-to-value at the time of origination of 68.6%, and only 2.7% of loans with a loan-to-value ratio in excess of 80%.  At March 31, 2009, management expects full recovery as the securities approach their maturity date, or repricing date or if market yield for such investments decline.

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

4. Loans Held for Sale

Loans held for sale consist of the following:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$53,345	$49,031
Multifamily	29,083	29,074
SBA originated, guaranteed portions	7,290	5,370
Purchase premiums, net	169	177
Wholesale loans:
Residential	206,451	212,083
Repurchase premiums, net	1,312	1,352
	297,650	297,087
Less valuation allowance to reduce loans held for sale to the lower of cost or fair value	4,799	5,467
Loans held for sale, net	$292,851	$291,620

Activity in the valuation allowance to carry loans held for sale at the lower of cost or fair value is summarized as follows:

	Three months Ended
	March 31, 2009	March 31, 2008
	(Dollars in thousands)
Balance at beginning of period	$5,467	$3,021
Provision/(benefit) to reduce/(increase) the carrying value of loans held for sale to the lower of cost or fair value	(577)	412
Charge-offs	(91)	(55)
Balance at end of period	$4,799	$3,378

5. Loans Held for Investment

Loans held for investment consist of the following:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$411,296	$434,399
Construction and development	410,515	401,009
Commercial	118,377	134,435
Multifamily	19,431	20,381
Consumer	73,396	49,440
Premium, net	200	216
Unearned fees, net	(3,491)	(3,565)
Wholesale loans:
Residential	117,809	125,630
SBA purchased, guaranteed portions	73,112	80,110
Premium on SBA purchased, guaranteed portions	6,542	7,084
Premium, discount, net	331	345
	1,227,518	1,249,484
Less allowance for credit losses	20,084	16,183
Loans held for investment, net	$1,207,434	$1,233,301

Activity in the allowance for credit losses on loans held for investment is summarized as follows:

	Three months Ended
	March 31, 2009	March 31, 2008
	(Dollars in thousands)
Balance at beginning of period	$16,183	$8,000
Provision for credit losses	4,181	1,891
Charge-offs	(289)	(198)
Recoveries	9	–
Balance at end of period	$20,084	$9,693

The following lists information related to nonperforming loans held for investment and held for sale:
	March 31, 2009	March 31, 2008
	(Dollars in thousands)
Loans on nonaccrual status in the held for investment portfolio	$23,799	$8,647
Loans on nonaccrual status in the held for sale portfolio	14,629	13,252
Total nonperforming loans	$38,428	$21,899

The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $6.4 million and $6.5 million at March 31, 2009 and December 31, 2008, respectively. These accruing loans are not included in the balances of nonperforming loans above.

Impaired loans, as defined under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” totaled $28.5 million and $3.3 million at March 31, 2009 and December 31, 2008, respectively.  The related allowance allocated to impaired loans was $4.4 million and $1.7 million at March 31, 2009 and December 31, 2008, respectively. There was no interest recognized in the periods on loans while they were considered impaired. Included in impaired loans was one loan totaling $11.2 million, which was deemed impaired due to a concessionary rate granted to the borrower during the first quarter of 2009.  This loan is performing under its revised terms and remains on accrual at March 31, 2009.

6. Mortgage Servicing Rights

The activity in the mortgage servicing rights is summarized as follows:

	Three months Ended
	March 31, 2009	March 31, 2008
	(Dollars in thousands)

Balance at beginning of period	$10,356	$12,831
Originations	13	37
Amortization	(795)	(709)
Balance before valuation allowance at end of period	9,574	12,159

Valuation allowance for impairment of mortgage servicing rights
Balance at beginning of period	(860)	(860)
Balance at end of period	(860)	(860)
Mortgage servicing rights, net	$8,714	$11,299

The estimated fair value of mortgage servicing rights at March 31, 2009, was $8.7 million.  The Company determined fair value in accordance with SFAS 157.  See Note 15 “Fair Value of Financial Assets” for a discussion of the fair value determination.

During the three months ended March 31, 2009 and March 31, 2008, the Company recognized originated mortgage servicing rights of $13,000 and $37,000, respectively.  The amounts of originated mortgage servicing rights recognized in 2009 and 2008 were the result of the sale of the guaranteed portions of originated SBA 7a loans collateralized by mortgages.  The mortgage servicing rights were determined based upon the relative fair value of the servicing asset in comparison to the guaranteed portion of the loan sold, the unguaranteed portion retained, and the servicing asset.

The Company’s servicing portfolio (excluding subserviced loans), is comprised of the following:

	March 31, 2009		December 31, 2008
		Principal		Principal
	Number	Balance	Number	Balance
	of Loans	Outstanding	of Loans	Outstanding
	(Dollars in thousands)
Freddie Mac	1,569	$60,510	1,666	$63,205
Fannie Mae	5,557	294,608	5,842	308,019
Ginnie Mae	4,382	237,580	4,747	251,435
VA, FHA, conventional and other oans	3,479	271,473	3,550	279,091
Total servicing portfolio	14,987	$864,171	15,805	$901,750

The Company’s custodial escrow balances shown in the accompanying consolidated balance sheets at March 31, 2009 and December 31, 2008 pertain to payments held in escrow in respect of taxes and insurance and the float on principal and interest payments on loans serviced and owned by the Company. The custodial accounts are maintained at the Bank in noninterest-bearing accounts. The balance of custodial accounts fluctuates from month to month based on the pass-through of the principal and interest payments to the ultimate investors and the timing of taxes and insurance payments.

7. Deposits

Deposit account balances are summarized as follows:
	March 31, 2009			December 31, 2008
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
	(Dollars in thousands)
Savings accounts	$332	0.02%	0.25%	$299	0.02%	0.25%
NOW and DDA accounts	606,782	34.96	0.17	624,064	36.18	0.17
Money market accounts	953,743	54.95	0.69	958,837	55.6	0.79
Subtotals	1,560,857	89.93	0.49	1,583,200	91.8	0.55
Certificate accounts	174,785	10.07	3.3	141,472	8.2	3.53
Total deposits	$1,735,642	100%	0.77%	$1,724,672	100%	0.79%

The following table presents concentrations of deposits at the Bank for the periods presented:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Sterling Trust Company	$327,754	$350,655
Matrix Financial Solutions, Inc.	231,015	203,329
Legent Clearing, LLC	115,886	120,178
Other Deposit Concentrations	788,492	812,120

Sterling Trust Company – represents fiduciary assets under administration by Sterling, a wholly owned subsidiary of the Company, that are in NOW, demand and money market accounts. Included in this balance at Sterling is a series of accounts for one life settlement agent for special asset acquisitions and administration with a balance of $488,000 and $30.4 million at March 31, 2009 and December 31, 2008, respectively. Management elected to restructure this relationship and terminate certain elements of business with respect to this large life settlement agent account. The restructured relationship will now allow the Company to pursue business in the same industry on a non-exclusive basis. During the three months of 2009, approximately $30 million of these deposits were withdrawn. Through Sterling’s marketing efforts, growth in new accounts and the increase in uninvested cash in existing accounts offset $7 million of the withdrawn deposits.  See additional information concerning Sterling, in Note 17, Subsequent Events.

Matrix Financial Solutions, Inc. (“MFSI”) – represents customer assets under administration by MFSI that are in NOW and money market accounts. The Company sold its approximate 7% interest in MFSI, on March 27, 2009.

Legent Clearing, LLC – represents institutional deposits received through Legent Clearing, LLC, that are in NOW and money market accounts. The Company’s Chairman of the Board holds an indirect minority interest in Legent Clearing, LLC.

Other Deposit Concentrations – represents deposit funds from three institutional relationships maintained by the Bank as of March 31, 2009 and December 31, 2008. Included in other deposit concentrations is one institutional relationship with balances of $501.3 million and $504.1 million at March 31, 2009 and December 31, 2008, respectively.

Included in certificate accounts are approximately $39.4 million and $35.0 million of brokered deposits as of March 31, 2009 and December 31, 2008, respectively.

The aggregate amount of certificate accounts with a balance of $100,000 or more (excluding brokered deposits) was approximately $40.1 million and $40.1 million at each of March 31, 2009 and December 31, 2008, respectively.

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

The balances of FHLBank borrowings are as follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)

FHLBank of Topeka borrowings	$190,000	$200,000
FHLBank of Dallas borrowings	26,693	26,721
	$216,693	$226,721

Available unused borrowings from FHLBank of Topeka totaled $246.5 million at March 31, 2009.

9. Borrowed Money

Borrowed money is summarized as follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Borrowed Money
Revolving line of credit to a third-party financial institution, through June 29, 2009, renewable annually, collateralized by the common stock of the Bank; interest at 30 day LIBOR plus 1.50%; (2.03% at March 31, 2009), $2 million available at March 31, 2009	$28,000	$28,000
Subordinated debt securities, interest payments due quarterly at three-month LIBOR plus 2.75% (4.02% at March 31, 2009), maturing February 13, 2014	10,000	10,000
Assets sold under agreements to repurchase:
Company structured repurchase agreements	75,000	75,000
Customer repurchase agreements	4,413	6,265
Total	$117,413	$119,265

The Company’s $30 million revolving line of credit to a third-party financial institution is for general corporate purposes. The Company must comply with certain financial and other covenants contained in the credit agreement including, among other things, the maintenance by the Bank of specific asset quality ratios, and “well capitalized” regulatory capital ratios. Also, the credit agreement limits the Company’s ability to incur additional debt above specified levels.  The Company was in compliance with the covenants as of March 31, 2009.

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

The Company structured repurchase agreements at March 31, 2009 are as follows:

Counterparty	JP Morgan	JP Morgan	Citigroup
Principal balance	$25,000,000	$25,000,000	$25,000,000
Base interest rate	4.97%	4.91%	4.49%
Stated maturity date	September 28, 2011	November 21, 2011	February 21, 2012
Call date	June 29, 2009	May 21, 2009	May 21, 2009

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

10. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

Under prior management, the Company sponsored three trusts that have outstanding balances as of March 31, 2009. These trusts were formed for the purpose of issuing corporation-obligated mandatorily redeemable capital securities (the “capital securities”) to third-party investors and investing the proceeds from the sale of such capital securities exclusively in junior subordinated debt securities of the Company (the “debentures”). The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semiannually or quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The Company has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

The following table presents details on the junior subordinated debentures owed to unconsolidated subsidiary trusts at March 31, 2009.

	Trust II	Trust VI	Trust VIII
	(Dollars in thousands)
Date of issue	March 28, 2001	August 30, 2004	June 30, 2005
Amount of trust preferred securities issued	$12,000	$10,000	$7,500
Rate on trust preferred securities	10.18%	6.43%	5.86%
Maturity	June 8, 2031	October 18, 2034	July 7, 2035
Date of first redemption	June 8, 2011	October 18, 2009	July 7, 2010
Common equity securities issued	$400	$310	$232
Junior subordinated deferrable interest debentures owed	$12,400	$10,310	$7,732
Rate on junior subordinated deferrable interest debentures	10.18%	6.43%	5.86%

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

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2009
Total Capital (to Risk Weighted Assets)	$201,229	10.5%	$153,906	8.0%	$192,382	10.0%
Core Capital (to Adjusted Tangible Assets)	184,993	8.1	91,786	4.0	113,117	5.0
Tier 1 Capital (to Risk Weighted Assets)	184,993	9.6	N/A	N/A	115,429	6.0

As of December 31, 2008
Total Capital (to Risk Weighted Assets)	$189,536	10.6%	$143,719	8.0%	$179,648	10.0%
Core Capital (to Adjusted Tangible Assets)	174,034	7.7	91,049	4.0	113,812	5.0
Tier 1 Capital (to Risk Weighted Assets)	174,034	9.7	N/A	N/A	107,811	6.0

12. Stock-Based Compensation

Stock Options

A summary of the Company’s stock option and non-vested stock awards activity, and related information is as follows:

	Three months Ended March 31, 2009
		Non-Vested Restricted Stock Awards Outstanding		Stock Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Grant Date Fair Value	Number of Shares	Weighted-Average Exercise Price
Balance January 1, 2009	1,027,307	104,248	$19.84	1,034,535	$19.37

Granted	(1,500)	-	-	1,500	7.89
Forfeited	21,909	(4,364)	19.92	(17,545)	19.59
Director shares	(4,085)	-	-	-	-
Stock awards vested	-	(21,126)	20.20	-	-
Balance March 31, 2009	1,043,631	78,758	$19.74	1,018,490	$19.35

Fully vested and shares expected to vest total approximately 920,000 at March 31, 2009.

The shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”) at the 2007 annual meeting, which the Board of Directors subsequently amended on December 17, 2008, to make minor revisions for purposes of complying with Section 409A of the internal Revenue Code of 1986, as amended.  The 2007 Plan provides a variety of long-term equity based incentives to officers, directors, employees and other persons providing services to the Company and authorizes the Compensation Committee to grant options as well as other forms of equity based incentive compensation, such as restricted stock awards, stock appreciation rights, performance units and supplemental cash payments. At March 31, 2009, there were 78,758 non-vested restricted stock awards outstanding. These awards vest 20% annually on the anniversary date of the grant over a five-year period. Unrecognized stock-based compensation expense related to non-vested stock awards was $ 1.5 million as of March 31, 2009. At such date, the weighted average period over which this unrecognized expense was expected to be recognized was 3.6 years.

In light of the approval of the 2007 Plan by the Company’s shareholders on May 17, 2007, the Company does not intend to grant any additional stock options under the Company’s prior stock option plan. At March 31, 2009, grants of 118,907 options, 62,641 restricted stock units and 13,513 shares to outside directors have been issued under the 2007 Plan, net of forfeitures.  Thus, of the 1,000,000 shares authorized under the 2007 Plan, there were 655,041 shares available for future grants.

The fair value of each stock option award is estimated on the date of grant using the Hull-White model, an enhanced trinomial lattice-based model, which takes into account certain dynamic assumptions about interest rates, expected volatility, expected dividends, employee exercise patterns, forfeitures and other factors. Expected volatility is based primarily on historical volatility of the closing price of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant with a term equal to the life of the option. The expected term of options granted is derived using the lattice-based model and represents the period of time that options granted are expected to be outstanding and post-vesting employee behavior by group of employee. Forfeitures are estimated outside of the Hull-White model based on attrition studies performed annually. As the Board has declared regular $0.06 quarterly dividends, these are considered in the option valuation. The weighted-average fair value of options granted during the three months ended March 31, 2009 was $1.98 per share. The intrinsic value of outstanding options at March 31, 2009, was $0. Outstanding stock options have a weighted average remaining contractual term of 7.5 years, and future compensation expense associated with those options is approximately $1.9 million. The remaining expense is expected to be recognized over the weighted average period of 2.7 years. Options outstanding and exercisable were granted at stock option prices that were not less than the fair market value of the common stock on the date the options were granted and no option has a term in excess of ten years. Employee options vest ratably over a five year period.

The following weighted-average assumptions were used to estimate the fair value of options granted during the periods:

	Three months Ended
	March 31, 2009	March 31, 2008
Expected volatility	57.80%	25.20% - 32.80%
Expected dividend yield	3.04%	1.27% - 2.01%
Risk-free interest rate	2.90%	3.55% - 3.99%
Expected term (in years)	6.19	6.10 - 7.20
Weighted average grant date fair value	$1.98	$2.34 - $ 4.27

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (“ESPP”). As of March 31, 2009, there were 145,005 ESPP Shares available for future issuance. The price at which ESPP Shares are sold under the ESPP is 85% of the lower of the fair market value per share of common stock on the enrollment date or the purchase date. It is presently estimated that 30,891 shares will be issued through the ESPP for 2009. The expenses associated with such share-based payments were $22,000 and $24,000, for the quarters ended March 31, 2009 and March 31, 2008, respectively,

13. Income Taxes

Income tax expense was as follows:
	Three months Ended March 31,
	2009	2008
	(Dollars in thousands)
Current income tax expense	$2,561	$1,875
Deferred income tax (benefit)	(1,115)	(430)
Income tax expense as reported	$1,446	$1,445

Effective tax rate	30.6%	30.1%

The Company’s effective tax rate for the three months ended March 31, 2009 and 2008 is below the statutory tax rate due to: (i) realization of New Markets Tax Credits, which have been deployed at a subsidiary of the Bank, which were $327,000 and $296,000 for the three months ended March 31, 2009 and March 31, 2008, respectively; and (ii) by tax exempt earnings, which principally relate to income from bank owned life insurance.

At March 31, 2009 and December 31, 2008, the Company had accrued $348,000 related to unrecognized tax benefits. This amount is accrued in other liabilities in the consolidated balance sheet.

Interest and penalties associated with the liability for unrecognized benefits is approximately $245,000 at March 31, 2009 and December 31, 2008, and is included in other liabilities in the consolidated balance sheet.

14. Segment Information

Under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has four reportable segments: (i) a community banking subsidiary; (ii) a custodial and advisory services subsidiary, and (iii) a mortgage banking subsidiary.  The remaining subsidiaries are included in the “all others” category and consist primarily of the parent company operations. The Company’s segments are more fully described in Note 2 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2008.

		Custodial
		and
	Community	Advisory	Mortgage	All
	Banking	Services	Banking	Others	Total
	(Dollars in thousands)
Quarter ended March 31, 2009:
Revenues from external customers:
Interest income	$25,886	–	$211	$27	$26,124
Noninterest income	534	$2,622	1,060	3,989	8,205
Intersegment revenues	47	536	39	(7)	615
Segment income (loss) before income taxes	3,431	100	(256)	1,447	4,722

Segment assets	2,258,898	4,496	5,567	10,548	2,279,509

Quarter ended March 31, 2008:
Revenues from external customers:
Interest income	29,017	–	357	106	29,480
Noninterest income	699	2,387	1,511	226	4,823
Intersegment revenues	327	642	37	(75)	931
Segment income (loss) before income taxes	6,439	658	15	(2,303)	4,809

Segment assets	2,117,200	3,575	8,648	16,466	2,145,889

15. Fair Value of Financial Assets

SFAS 157 “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The application of SFAS 157 in situations where the market for a financial asset is not active was clarified by the issuance of FSP No. SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” in October 2008. FSP No. 157-3 became effective immediately and did not significantly impact the methodology by which the Company determines the fair values of its financial assets.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below. These valuation methodologies were applied to all of the Company’s financial assets carried at fair value or the lower of cost or fair value.

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

•
Nonagency securities (private label) collateralized mortgage obligations are reported at fair value using Level 2 inputs. Management believes Level 2 is appropriate for these securities because the Company obtains fair value measurements from four primary sources. Two are widely known pricing services including an independent pricing service that was utilized by the FHLBank Topeka to determine the collateral value of such securities in the borrowings obtained by the Bank. The other two are independent consultants that perform fair market valuation for securities identified by management as requiring additional analysis in order to ascertain fair value in accordance with SFAS 157. Generally, if the pricing services value of the security are reasonably comparable and appears reasonable given the characteristics of the underlying loan pool that determine the fair value of the security, that price is utilized as estimated fair value. Management believes such prices represent observable market data per se, and are based, in part, upon dealer quotes. Generally, if there are significant disparities in the prices between the pricing services, and the security has an unpaid principal balance of over $2 million, and there is an unrealized loss of over $1 million, we consider whether the pricing service fair value estimate is based on sufficient market activity, the performance characteristics of the loan pool underlying the particular security and conclude whether the pricing service has provided an estimate that represents fair value in accordance with FAS 157. Management has direct observable data for these securities based on this pricing service and based on other market data that is available. This data that is available includes market research of various well know firms and includes information on yield, duration, repayment, defaults, delinquency and other factors. Management is comfortable with the data utilized by the pricing service based on our review of documentation and discussion with personnel from these entities.

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

Loans held for sale. Loans held for sale include residential, multifamily and SBA originated loans are reported in the aggregate at the lower of cost or fair value using Level 3 inputs. For these loans the Company obtains fair value using a cash flow model. The fair value measurements consider observable data that may include loan type, spreads for other similar whole loans and mortgage-backed securities, prepayment speeds, servicing values, index values, and when applicable outstanding investor commitments. Management makes certain adjustments to the data inputs that we believe other market participants would in estimating the fair value of the Company’s residential held for sale portfolio including: delinquency, existence of government guarantees, seasoning, loan to value ratios, and FICO scores, among other factors. For residential loans the Company obtains fair value using a cash flow model. The fair value measurements consider observable data that may include loan type, spreads for other whole loans and mortgage-backed securities, prepayment speeds, servicing values, and index values. Management makes certain adjustments to the data inputs that we believe other market participants would in estimating the fair value of the Company’s residential held for sale portfolio including: delinquency, existence of government guarantees, seasoning, loan to value ratios, and FICO scores, among other factors. During the first quarter of 2009 interest rates and spreads on loans held for sale contracted, which favorably impacted valuations of residential loans held for sale.  The Company recorded a recovery to its previously established valuation allowance of $577,000 that increased the carrying value of residential loans held for sale to reflect fair value. The remaining change in value from December 31, 2008, when the balance was $212,083, was due to repayments of $5.2 million and $438,000 transferred to real estate owned.

Mortgage servicing rights. Mortgage servicing rights are reported at the lower of cost or fair value using Level 3 inputs. Management engages an independent third party to perform a valuation of its mortgage servicing rights periodically. Mortgage servicing rights are valued in accordance with SFAS 140 using discounted cash flow modeling techniques that require management to make estimates regarding future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors. Certain adjustments to inputs are made to reflect the specific characteristics of the Company's portfolio.  . During the first quarter ended March 31, 2009, the change in value of the asset versus December 31, 2008, was due to amortization.

Impaired securities. Held to Maturity securities deemed other-than-temporarily impaired are reported at the estimated fair value of the security using Level 3 inputs. Level 3 is appropriate for these securities as there is very little trading volume of such securities and as a result the Company relies upon a valuation of these securities using a cash flow forecast model that incorporates elements of market participants prepared by an independent third party. The methodology used to determine estimated fair value is identical to the methodology discussed above in Available for sale securities and that is subject to the same levels of review.

Impaired loans. Certain impaired loans are reported at the fair value of the underlying collateral if management concludes repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the quarter ended March 31, 2009, impaired loans were remeasured and reported at fair value through a specific valuation allowance allocation of the allowance for credit losses based upon the fair value of the underlying collateral. Impaired loans with a carrying value of $17.3 million were reduced by specific valuation allowance allocations totaling $4.4 million to a total reported fair value of $12.9 million utilizing Level 3 valuation inputs.  The provision for loan losses on impaired loans made during the quarter ended March 31, 2009 totaled $2 million.

The following represents assets measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008.  The valuation methodology used to measure the fair value of these securities is described earlier in the Note. (There are no liabilities measured at fair value):

	Quoted Prices	Significant	Significant
	in Active Markets	Other	Unobservable
	for Identical Assets	Observable Inputs	Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(Dollars in thousands)
Assets at March 31, 2009:
Available for sale securities	$14,230	$26,592	$18,327	$59,149

Assets at December 31, 2008:
Available for sale securities	$15,628	$28,011	$15,934	$59,573

The table below presents a reconciliation of the securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009.

Available for sale securities
(Dollars in thousands)
Balance December 31, 2008	$15,934
Transfers into Level 3	–
Included in other comprehensive income	3,060
Settlements	(667)
Balance March 31, 2009	$18,327

The following represents assets measured at fair value on a nonrecurring basis as of March 31, 2009 and December 31, 2008.  The valuation methodology used to measure the fair value of these assets is described earlier in the Note.

	Quoted Prices	Significant	Significant
	in Active Markets	Other	Unobservable
	for Identical Assets	Observable Inputs	Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(Dollars in thousands)
Assets at March 31, 2009:
Loans held for sale	–	–	$292,851	$292,851
Impaired loans	–	–	12,910	12,910
Mortgage Servicing Rights	–	–	8,714	8,714
Other-than-temporarily impaired securities	–	–	5,850	5,850

Assets at December 31, 2008:
Loans held for sale	–	–	$291,620	$291,620
Impaired loans	–	–	1,658	1,658
Mortgage Servicing Rights	–	–	9,496	9,496
Other-than-temporarily impaired securities	–	–	6,581	6,581

Nonfinancial assets measured on a nonrecurring basis are summarized below:

	Quoted Prices	Significant	Significant
	in Active Markets	Other	Unobservable
	for Identical Assets	Observable Inputs	Inputs	Total
Description	(Level 1)	(Level 2)	(Level 3)	Fair Value
(Dollars in thousands)
Assets at March 31, 2009:
Foreclosed real estate	–	–	$3,752	$3,752

Foreclosed real estate consists of residential or commercial assets acquired through loan foreclosure or deed in lieu of loan foreclosure.  When assets are transferred to foreclosed real estate such assets are held for sale and are initially recorded at fair value, less estimated selling costs when acquired, establishing a new cost basis. Fair value is generally determined via appraisal.  Costs after acquisition are generally expensed. If the fair value of the asset declines, a write-down is recorded through expense.

During the three months ended March 31, 2009 there were no transfers out of Level 3 financial assets.

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

A summary of the contractual amount of significant commitments follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Commitments to extend credit:
Loans secured by mortgages	$51,186	$110,249
Construction and development loans	130,172	151,195
Commercial loans and lines of credit	58,135	65,362
Consumer loans	808	340
Total commitments to extend credit	$240,301	$327,146
Standby letters of credit	$10,141	$12,077

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

Contingencies – Legal

The Company and its subsidiaries are from time to time party to various litigation matters, in most cases involving ordinary and routine claims incidental to the Company’s business. The Company accrues liabilities when it is probable future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the Company’s estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Because the outcome of most litigation matters is inherently uncertain, the Company will accrue a loss for a pending litigation matter if the loss is probable and can be reasonably estimated. Based on evaluation of the Company’s litigation matters and discussions with external legal counsel, management believes that an adverse outcome on the matters noted in the Company’s Annual Report on Form 10-K, against which no accrual for loss has been made at March 31, 2009, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

The legal contingencies of the Company are more fully described in the Company’s Form 10-K for the year ended December 31, 2008 under Item 3. Legal Proceedings and in Note 16 to the audited financial statements. During the three months ended March 31, 2009, there were no material changes to the information previously reported except as disclosed below and in Part II, Item 1, Legal Proceedings.

United Western Bancorp, Inc.  United Heritage Financial Group, Inc. and United Heritage Life Insurance Company v. First Matrix Investment Services et al., On October 27, 2006, a complaint was filed against the Company and First Matrix, along with two former employees of First Matrix, in Idaho State District Court alleging violations of state securities laws, the Idaho Consumer Protection Act and fraud arising the sale of an approximately $1.70 million mortgage backed bond from First Matrix to one of the plaintiffs. The case, which was subsequently removed to the U.S. District Court in Idaho on December 12, 2006, is based on the plaintiffs’ claims that First Matrix should have made certain disclosures regarding the risk of the withdrawal of a USDA government guarantee of the bond, which withdrawal subsequently occurred and the bond went into default. In June of 2007, the court dismissed the underwriter, Duncan Williams, from the lawsuit based on lack of personal jurisdiction; however, based on the testimony of certain depositions in this matter, an evidentiary hearing was held in April 2009 to determine whether the court does have personal jurisdiction over Duncan Williams. The Company and First Matrix may seek indemnification for the claims made against them in this case from the underwriter or from other potentially responsible parties. While the defendants’ liability, if any, to the plaintiffs in this case is uncertain at this time, the Company believes that the defendants have meritorious defenses to the plaintiffs’ claims.

United Western Bank.  Ward Enterprises, LLC v. Daniel E .McCabe et. al. including United Western Bank. In February 2008, the plaintiff filed a complaint in Colorado District Court for the City and County of Denver seeking damages from the holders of an institutional account at the Bank, the Bank, and a former employee of the Bank, for breach of fiduciary duties due to the plaintiff and aiding and abetting the conversion of approximately $1.84 million of plaintiff’s funds by the holder of the institutional account maintained at the Bank.  This litigation is presently stayed pending the outcome of related proceedings filed in the United States Bankruptcy Court for Southern District of New York.  While the defendants’ liability, if any, to the plaintiff in this case is uncertain at this time, the Company believes that the defendants have meritorious defenses to the plaintiff’s claims.

Contingencies – Guarantees

The Company maintains a liability related to its legacy mortgage banking operations at Matrix Financial for estimated losses on mortgage loans expected to be repurchased or on which indemnification is expected to be provided. The Company regularly evaluates the adequacy of this repurchase liability based on trends in repurchase and indemnification requests, actual loss experience, and other relevant factors including economic conditions. Total loans repurchased during the three months ended March 31, 2009 and 2008 were $16,000 and $34,000, respectively. Loans indemnified that remain outstanding at March 31, 2009 totaled $6.1 million, of which $2.4 million were guaranteed as to principal by FHA. Losses net of recoveries charged against the liability for estimated losses on repurchase and indemnification were $16,000 and $34,000 for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009 and December 31, 2008, the liability for estimated losses on repurchase and indemnification was $1.1 million and $1.2 million, respectively, and was included in other liabilities in the consolidated balance sheets.

In connection with the May 2006 sale of ABS School Services, LLC, the Company and Equi-Mor Holdings, Inc., a wholly owned subsidiary of the Company, guaranteed, for a five year period, the repayment of the loans sold to the purchaser up to an aggregate amount of $1.65 million, creating a recourse obligation for the Company. During the first quarter of 2009, the Company incurred $0 of losses against its guarantee. The balance of the estimated liability at March 31, 2009 and December 31, 2008, was $445,000, and is included in other liabilities in the consolidated balance sheets.

17. Subsequent Event

On April 8, 2009, the Company announced that its wholly owned subsidiary, Sterling has agreed to sell certain of its assets to Equity Trust Company and a newly formed administrative services company affiliated with Equity Trust Company (together, the “Buyer”) for $61,200,000 -- $60,900,000 net of estimated direct expenses associated with the transaction – subject to certain adjustments as provided for in the definitive purchase agreement, and the assumption by Buyer of certain liabilities of Sterling.  The consummation of the transaction is subject to regulatory approval by Sterling’s principal regulator as well as other conditions and contingencies.  The Buyer will pay 25% of the purchase price in cash at closing and the remainder through financing to the Buyer from seller.  The seller financing will have a term of seven years, will bear interest at the prime rate, as adjusted from time to time, and is subject to certain floors and ceilings on the rate.  The seller financing calls for equal monthly payments of principal plus accrued interest for the next seven years.  The after tax gain from the asset sale transaction is estimated to be $35.6 million.  Sterling expects to dividend the instruments evidencing the seller financing and after tax cash proceeds to the Company following closing.  The Company anticipates contributing a portion of the proceeds to the Bank over time.  Management anticipates the transaction will close in the second quarter of 2009. In addition, at the closing of the transaction, the Buyer will agree to maintain an amount of customer custodial deposits at the Bank in a minimum amount equal to the amount of customer custodial deposits transferred to the Buyer at the closing of this transaction for five years or until the seller financing is paid in full, whichever is later.  The amount of custodial deposits that Sterling had on deposit at the bank at March 31, 2009 that are associated with the customer accounts to be transferred to the Buyer as part of this transaction was approximately $316,000,000.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning our future results, interest rates, loan and deposit growth, operations, community bank implementation and business strategy. These statements often include terminology such as “may,” “will,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate,” “continue,” “could,” “should,” “would,” “believe,” “intend,” “projects,” or the negative thereof or other variations thereon or comparable terminology and similar expressions.  As you consider forward-looking statements, you should understand that these statements are not guarantees of performance or results.  They involve risks, uncertainties and assumptions that could cause actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to: the successful implementation of our community banking strategies; the ability to secure, timing of, and any conditions imposed thereon of any, regulatory approvals or consents for new branches or other contemplated actions; the availability of suitable and desirable locations for additional branches; the continuing strength of our existing business, which may be affected by various factors, including but not limited to interest rate fluctuations, level of delinquencies, defaults and prepayments, increased competitive challenges, and expanding product and pricing pressures among financial institutions; changes in financial market conditions, either internationally, nationally or locally in areas in which we conduct our operations, including without limitation, reduced rates of business formation and growth, commercial and residential real estate development, real estate prices and other recent problems in the commercial and residential real estate markets; demand for loan products and financial services; unprecedented fluctuations in markets for equity, fixed-income, commercial paper and other securities, including availability, market liquidity levels, and pricing; increases in the levels of losses, customer bankruptcies, claims and assessments; the extreme levels of volatility and limited credit currently being experienced in the financial markets; changes in political and economic conditions, including the economic effects of terrorist attacks against the United States and related events; legal and regulatory developments, such as changes in fiscal, monetary, regulatory, trade and tax policies and laws, including policies of the U.S. Department of Treasury and the Federal Reserve Board; our participation, or lack thereof, in governmental programs implemented under the Emergency Economic Stabilization Act (the “EESA”), including without limitation the Troubled Asset Relief Program (“TARP”), and the Capital Purchase Program (the “CPP”), and the impact of such programs and related regulations on our business and on international, national, and local economic and financial markets and conditions; and the risks and uncertainties discussed elsewhere and/or set forth from time to time in our other periodic reports filings, and public statements.   There can be no assurance that the EESA or other programs aimed at economic recovery, such as the American Recovery and Reinvestment Act of 2009, will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the markets do not respond favorably to the TARP or CPP or the TARP or CPP do not function as intended, our business may not receive the anticipated positive impact from the legislation.  In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis.  We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition and we may become subject to new or heightened legal standards and regulatory requirements, practices or expectations which may impede our profitability or affect our financial condition. Additional information concerning these and other factors that may cause actual results to differ materially from those anticipated in forward-looking statements is contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in the Company’s other periodic reports and filings with the Securities and Exchange Commission. The Company cautions investors not to place undue reliance on the forward-looking statements contained in this Quarterly Report.

Any forward-looking statements made by the Company speak only as of the date on which the statements are made and are based on information known to us at that time. We do not intend to update or revise the forward-looking statements made in this Quarterly Report after the date on which they are made to reflect subsequent events or circumstances, except as required by law. Our risk factors are discussed in greater detail in Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2008, and in Item 1A. “Risk Factors” in this report.

Overview

For the quarter ended March 31, 2009, net income was $3.3 million, a decrease of $88,000 as compared to the quarter ended March 31, 2008. Diluted earnings per share were $.45 for the first quarter of 2009 compared to $.46 for the first quarter of 2008.

Net interest income before provision for credit losses decreased by $1.5 million, or 7.6%, from the first quarter of 2008 to the first quarter of 2009 as a result of lower yields on interest-earning assets.  The Company has principally originated loans tied to the prime rate of interest, which has declined 200 basis points from March 31, 2008 to March 31, 2009.  As a result, net interest margin decreased 57 basis points to 3.48% for the first quarter of 2009, compared to 4.05% for the first quarter of 2008.

Included in earnings for the first quarter of 2009 was the gain on sale from our investment in our former joint venture, Matrix Financial Solutions, Inc.  We sold our approximate 7% interest, which consisted of 269,792 shares, for $16.00 per share resulting in aggregate proceeds to us of $4.3 million.  The Company realized a pre-tax gain of $3.6 million during the quarter ended March 31, 2009 from this sale.

Total assets at March 31, 2009 were $2.28 billion, which represents an increase of $21 million from December 31, 2008. The increase in assets was the result of our decision to maintain additional balance sheet liquidity during the quarter.  At March 31, 2009, cash was $88 million, a $65 million increase over December 31, 2008 when cash balances were $23 million.  Total loans, before the allowance for credit losses, declined $21 million including a decline of $7 million from our community bank held for investment portfolio.  This was the result of repayments and balance sheet management efforts to monitor overall loan growth.  Total shareholders’ equity increased by $5.1 million, to $107.0 million at March 31, 2009, compared to $101.9 million at December 31, 2008 due to net income and a $1.9 million increase in the value of available for sale securities, which impacted other comprehensive income. Our leverage ratio increased to 4.69% at March 31, 2009 compared to 4.51% at December 31, 2008 and our book value per share increased to $14.76 at March 31, 2009, from $14.06, at December 31, 2008.

Asset quality in the Company’s loan portfolio declined during the first quarter of 2009 due to two loans measured for impairment and other loans that demonstrated weakening conditions. Total nonperforming assets were $42.2 million at March 31, 2009 or 1.85% of total assets, compared to $26.3 million, or 1.17%, of total assets at December 31, 2008. At March 31, 2009, nonperforming community bank loans held for investment were $19.2 million or 1.87% of the community bank portfolio vs. $4.6 million or .45% at December 31, 2008.  The increase was principally caused by two loans. Nonperforming residential loans increased from year end, and were $11.7 million at March 31, 2009, compared to $9.7 million at December 31, 2008.

In addition to the discussion below, readers may also want to review our earnings release for the quarter ended March 31, 2009, dated May 11, 2009, which is posted on the Investor Relations section of our website at www.uwbancorp.com.

Comparison of Results of Operations for the Quarters Ended March 31, 2009 and March 31, 2008

Net Income. For the quarter ended March 31, 2009, we earned $3.3 million, or $.45 per basic and diluted share, as compared to $3.4 million, or $.46 per basic and diluted share, for the quarter ended March 31, 2008.

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

	Quarter ended March 31,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$389,495	$5,613	5.85%	$229,310	$4,010	7.03%
Construction and development loans	385,996	4,631	4.87	280,984	4,786	6.85
Originated SBA loans	137,979	1,890	5.56	99,213	2,096	8.50
Multifamily loans	49,628	631	5.09	49,153	817	6.65
Commercial loans	113,517	1,546	5.52	91,257	1,644	7.25
Consumer and other loans	22,399	30	0.54	5,042	72	5.74
Total community bank loans	1,099,014	14,341	5.29	754,959	13,425	7.15
Wholesale assets:
Residential loans	362,265	4,699	5.19	419,904	5,645	5.38
Purchased SBA loans and securities	136,348	336	1.00	174,181	1,970	4.55
Mortgage-backed securities	498,120	6,635	5.33	598,677	7,870	5.26
Total wholesale assets	996,733	11,670	4.68	1,192,762	15,485	5.19
Interest-earning deposits	41,477	20	0.18	19,298	156	3.20
FHLBank stock	29,047	93	1.30	39,917	414	4.17
Total interest-earning assets	2,166,271	26,124	4.86%	2,006,936	29,480	5.89%

Noninterest-earning assets:
Cash	24,890			18,029
Allowance for credit losses	(20,109)			(10,618)
Premises and equipment	26,473			18,324
Other assets	95,828			81,079
Total noninterest-earning assets	127,082			106,814
Total assets	$2,293,353			$2,113,750

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Passbook accounts	$327	–	0.25%	$235	–	0.85%
Money market and NOW accounts	1,399,274	1,965	0.57	1,154,089	3,383	1.18
Certificates of deposit	150,809	1,317	3.54	31,439	329	4.21
FHLBank borrowings	224,392	2,381	4.24	392,179	3,793	3.83
Repurchase agreements	80,201	905	4.51	76,673	848	4.38
Borrowed money and junior subordinated debentures	68,442	881	5.15	51,442	917	7.05
Total interest-bearing liabilities	1,923,445	7,449	1.56%	1,706,057	9,270	2.17%

Noninterest-bearing liabilities:
Demand deposits (including custodial escrow balances)	243,815			271,210
Other liabilities	22,015			20,519
Total noninterest-bearing liabilities	265,830			291,729
Shareholders’ equity	104,078			115,964
Total liabilities and shareholders’ equity	$2,293,353			$2,113,750

Net interest income before provision for credit losses		$18,675			$20,210
Interest rate spread			3.30%			3.72%
Net interest margin			3.48%			4.05%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.62%			117.64%

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

	Quarter Ended March 31,
	2009 vs. 2008
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Community bank loans:
Commercial real estate loans	$2,384	$(780)	$1,604
Construction and development loans	1,481	(1,636)	(155)
Originated SBA loans	664	(870)	(206)
Multifamily loans	8	(194)	(186)
Commercial loans	349	(447)	(98)
Consumer and other loans	71	(113)	(42)
Wholesale assets:
Residential loans	(753)	(193)	(946)
Purchased SBA loans and securities	(356)	(1,278)	(1,634)
Mortgage-backed securities	(1,339)	104	(1,235)
Interest-earning deposits	85	(222)	(137)
FHLBank stock	(91)	(230)	(321)
Total interest-earning assets	2,503	(5,859)	(3,356)

Interest-bearing liabilities:
Money market and NOW accounts	612	(2,030)	(1,418)
Certificates of deposit	1,050	(62)	988
FHLBank borrowings	(1,773)	361	(1,412)
Repurchase agreements	35	22	57
Borrowed money and junior subordinated debentures	249	(285)	(36)
Total interest-bearing liabilities	173	(1,994)	(1,821)
Change in net interest income before provision for credit losses	$2,330	$(3,865)	$(1,535)

As detailed in the foregoing tables, net interest income before provision for credit losses declined $1.5 million, or 8%, to $18.7 million for the quarter ended March 31, 2009, as compared to $20.2 million for the quarter ended March 31, 2008. Net interest margin decreased 57 basis points to 3.48% for the quarter ended March 31, 2009 from 4.05% for the same period a year ago. The compression of the net interest margin was principally due to the 200 basis point decline in prime rate that impacted the yield on the majority of our community bank loans. Interest income declined $3.4 million to $26.1 million for the quarter ended March 31, 2009, as compared to $29.5 million for the quarter ended March 31, 2008. Average community bank loans increased to $1.1 billion for the quarter ended March 31, 2009, compared to $755 million for the same quarter in 2008. The yield on those assets declined to 5.29% for the first quarter of 2009, as compared to 7.15% in 2008. The decline in the yield on community bank loans is consistent with the decline in the prime rate of interest, to which many of our community bank loans are indexed. At March 31, 2009, the prime rate was 3.25% compared to 5.25% at March 31, 2008.

During the same first quarter periods, for 2009 and 2008, respectively, the average balance of wholesale assets declined by $196 million to $997 million for the quarter ended March 31, 2009, as compared to $1.19 billion for the quarter ended March 31, 2008. This decline in the balance of wholesale assets is consistent with management’s strategy to reduce them and is principally the result of repayments from borrowers. The wholesale assets, which in total have a negative impact on our net interest margin, did perform relatively well in the first quarter of 2009. The yield on wholesale assets declined 51 basis points for the first quarter of 2009 as compared to the first quarter of 2008, significantly less than the 186 basis point decline in the community banking assets. Generally, this was the result of SBA purchased loans and securities, which yielded 1.00% in the first quarter of 2009 compared to 4.55% for the first quarter of 2008.  These assets are impacted directly by the change in the prime rate of interest and the level of premium amortization.

Overall, the cost of liabilities declined 61 basis points in the comparable quarters to 1.56% for the quarter ended March 31, 2009, versus 2.17% for the quarter ended March 31, 2008, which contributed $1.8 million of interest expense savings. The average balance of interest-bearing liabilities increased by $217 million, principally in money market and NOW accounts as well as certificates of deposit, which increased $245 million and $119 million, respectively, between the first quarter of 2009 and the first quarter of 2008.  The growth in deposits was partially offset by a $168 million decline in FHLBank borrowings. The overall growth in interest-bearing liabilities was primarily related to the growth in earning assets. The increase in the average balances was more than offset by declines in the related costs, as the costs of money market and NOW accounts declined by 61 basis points and the cost of certificates of deposits declined 67 basis points between the periods. The decline in cost was consistent with the decline in market interest rates between the periods. The majority of average noninterest-bearing deposits and a significant portion of money market and NOW accounts are primarily institutional deposits that are subject to subaccounting fees.

For the quarter ended March 31, 2009, community bank loans accounted for 55% of our interest income compared to 46% in the same period for the prior year. We expect that community bank loans will continue to increase over time and that wholesale assets will continue to run off through repayment. Management would also consider possible sales of wholesale assets to accelerate the transition of our balance sheet once the marketplace for financial instruments stabilizes. The Federal Open Market Committee has reduced short-term interest rates 200 basis points since mid-March 2008 through March 2009.  Through our Asset Liability Management Committee we have maintained modest asset sensitivity to prospective changes in interest rates. Accordingly, without the continuing balance sheet transition, we expect our net interest income could decline further if the Federal Open Market Committee maintains interest rates at the current level.  To mitigate this, we have implemented floor rates of interest on many of our new and renewed loans.

Provision for Credit Losses. The provision for credit losses was $4.2 million for the quarter ended March 31, 2009, compared to $1.9 million for the quarter ended March 31, 2008. The provision for credit losses in the first quarter of 2009 included $2.0 million for specific impairment on two loans, $1.8 million for other loans that demonstrated signs of weakness for which the loan grade was reduced and an increase of approximately $367,000 attributed to our construction and development lending portfolio. The provision for credit losses for the first quarter 2008 reflected the growth of $114.3 million of community bank loans, the $2.9 million loan added to nonperforming assets and a $100,000 increase in the unallocated portion of the allowance for various economic factors that impact our loan portfolio. For a discussion of the Company’s allowance for credit loss methodology see “Significant Accounting Estimates – Allowance for Credit Losses,” and, as it relates to nonperforming assets, see “Asset Quality.”

Noninterest Income. An analysis of the components of noninterest income is presented in the table below:

	Quarter Ended March 31,
	2009	2008	Dollar Change	Percentage Change
	(Dollars in thousands)
Noninterest income:
Custodial, administrative and escrow services	$2,622	$2,560	$62	2%
Loan administration	1,157	1,456	(299)	-21%
Gain on sale of loans held for sale	48	182	(134)	-74%
Gain on sale of investment in Matrix Financial Solutions, Inc.	3,567	–	3,567	NM
Other income	811	625	186	30%
Total noninterest income	$8,205	$4,823	$3,382	70%

Custodial, Administrative and Escrow Services. Service fees increased $62,000, or 2%, to $2.62 million for the quarter ended March 31, 2009, as compared to $2.56 million for the quarter ended March 31, 2008. The increase is due to continued growth generated by Sterling. Total accounts under administration increased 24% to 75,255 accounts at March 31, 2009, as compared to 60,885 accounts at March 31, 2008, and total assets under administration increased to $4.92 billion at March 31, 2009, from $4.62 billion at March 31, 2008. Management announced that it was selling the majority of the assets of Sterling and we anticipate this sale to close in the second quarter of 2009.  We thus expect that revenues from custodial, administrative and escrow services will decline materially on a prospective basis.

Loan Administration. Loan administration income represents service fees earned from servicing loans for various investors, which are based on a contractual percentage of the outstanding principal balance plus late fees and other ancillary charges. Loan administration fees decreased $299,000, or 21%, to $1.2 million for the quarter ended March 31, 2009, as compared to $1.5 million for the same quarter in 2008. This decrease is consistent with the decline in our mortgage loan servicing portfolio. Our mortgage loan servicing portfolio decreased to an average balance of $884 million for the quarter ended March 31, 2009, as compared to an average balance of $1.04 billion for the quarter ended March 31, 2008. In addition, our average service fee rate (including all ancillary income) of 0.48% for the first quarter of 2009 was four basis points lower than the first quarter of 2008. The Company anticipates loan administration fees will continue to decrease as its servicing portfolio decreases through normal amortization and prepayments.

Gain on Sale of Loans Held for Sale. Gain on sale of loans held for sale was $48,000 for the quarter ended March 31, 2009, as compared to $182,000 for the quarter ended March 31, 2008. During the first quarter of 2009, the Company sold $3.4 million of SBA-originated loans. The loan sales were part of our management of industry concentrations, interest rate risk, and regular sales of the guaranteed portion of SBA-originated loans. For the quarter ended March 31, 2008, the Company sold $6.2 million of SBA-originated loans, which generated gains of $182,000. We expect such gains may fluctuate significantly from quarter to quarter based on a variety of factors, such as the current interest rate environment, the supply and mix of loans available in the market, the particular loan portfolios we elect to sell, and market conditions.

Gain on sale of Investment.  During the first quarter of 2009, the Company completed the sale of 269,792 shares of Matrix Financial Solutions, Inc for $16.00 per share resulting in aggregate proceeds of $4.317 million.  The transaction was negotiated between the Company and the purchaser and the Company believes the exchange value per share represented the fair market value of such shares as of the sale date.  The Company’s basis in the shares was $750,000, resulting in a gain on the sale of $3.567 million.  Matrix Financial Solutions, Inc. is the successor to the Company’s former joint venture interest in Matrix Settlement and Clearance Services.  The Company and Matrix Financial Solutions, Inc. have ongoing business relationships pursuant to which certain cash accounts under the control of Matrix Financial Solutions, Inc. are placed on deposit at the Bank.

Other Income. Other income was $811,000 for the first quarter of 2009 and principally included income earned on bank-owned life insurance of $233,000, and other miscellaneous items that totaled $578,000. This compares to the first quarter of 2008 when other income was $625,000 and included income earned on bank owned life insurance of $238,000, and other miscellaneous items that totaled $387,000.

Noninterest Expense. Noninterest expense decreased $356,000, or 1.9%, to $18.0 million for the quarter ended March 31, 2009, as compared to $18.3 million for the quarter ended March 31, 2008. The following table details the components of noninterest expense for the periods indicated:

	Quarter Ended March 31,
	2009	2008	Dollar Change	Percentage Change
Noninterest expense:	(Dollars in thousands)
Compensation and employee benefits	$8,076	$7,707	$369	5%
Subaccounting fees	3,440	5,215	(1,775)	-34%
Amortization of mortgage servicing rights	795	709	86	12%
Lower of cost or fair value adjustment on loans held for sale	(577)	412	(989)	-240%
Occupancy and equipment	1,021	810	211	26%
Postage and communication	388	342	46	13%
Professional fees	1,182	601	581	97%
Mortgage servicing rights subservicing fees	368	441	(73)	-17%
Other general and administrative	3,284	2,096	1,188	57%
Total noninterest expense	$17,977	$18,333	$(356)	-2%

Compensation and employee benefits expense increased $369,000, to $8.1 million for the quarter ended March 31, 2009, as compared to $7.7 million for the quarter ended March 31, 2008. At March 31, 2009, the Company had 367 employees compared to 345 employees at March 31, 2008. This increase includes twelve employees at the Bank and nine at Sterling. The increase of employees at the Bank was due to the implementation of our business plan and included the staff for the banking offices opened during the past twelve months and additions to our infrastructure in loan and deposit operations and credit administration. The additions at Sterling were hired to support our continuing growth in custodial, administrative and escrow services. Included in compensation and employee benefits were costs of $306,000 and $248,000 for the Company’s stock-based compensation plans for the quarter ended March 31, 2009 and 2008, respectively. The increase in stock-based compensation expense is reflective of the additional employees hired to implement our business strategy.

Subaccounting fees, which represent fees paid to third parties to service depository accounts on our behalf, are incurred at the Bank in respect of custodial and institutional deposits. Such fees declined $1.8 million, or 34%, to $3.4 million for the quarter ended March 31, 2009, compared to $5.2 million for the quarter ended March 31, 2008. This decrease was caused by lower short-term interest rates. Subaccounting fees are generally tied to the Federal Open Market Committee target rate for overnight deposits. The average target rate for the first quarter of 2009 was 0% to .25% compared to 3.22% for the first quarter of 2008. Additionally, the average balances subject to subaccounting fees decreased $31.0 million between the quarter ended March 31, 2009 to $1.12 billion from $1.15 billion for the quarter ended March 31, 2008.

Amortization of mortgage servicing rights increased $86,000, or 12%, to $795,000 for the quarter ended March 31, 2009, as compared to $709,000 for the quarter ended March 31, 2008. Amortization of mortgage servicing rights increased in the first quarter of 2009 compared to the first quarter of 2008 due to an acceleration of repayments from certain tranches of the mortgage servicing portfolio. The average balance in our mortgage servicing rights portfolio decreased to $884 million at March 31, 2009, as compared to $1.04 billion at March 31, 2008. Although prepayment speeds on our servicing portfolio were 16.4% for both the quarter ended March 31, 2009 and March 31, 2008, portions of the portfolio with higher costs prepaid more rapidly in the first quarter of 2009 as compared to the same quarter in 2008.

Lower of cost or fair value adjustment on loans held for sale. The lower of cost or fair value on loans held for sale resulted in a recovery of $577,000 for the quarter ended March 31, 2009 compared to a charge of $412,000 for the quarter ended March 31, 2008.  In the quarter ended March 31, 2009 interest rates declined which resulted in an increase in the value of certain assets.  There also were approximately $7 million of payoffs of the residential held for sale portfolio that eliminated the valuation associated with such loans.  For the quarter ended March 31, 2008 the charge of $412,000 was the result of deteriorating conditions in the marketplace for held for sale assets.

Occupancy and equipment expense increased $211,000, or 26%, to $1.02 million for the quarter ended March 31, 2009, as compared to $810,000 for the quarter ended March 31, 2008. The increase in occupancy was associated with the continued expansion of our business in accordance with our plans and the opening of regional banking offices. The Company recognized $284,000 and $283,000 of amortization of deferred gain as a reduction of occupancy expense for the quarter ended March 31, 2009 and 2008, respectively. This amount represents a reduction in our occupancy expense for the period from the recognition of the deferred gain resulting from the sale-leaseback of the United Western Financial Center, which is being amortized into income over the ten-year term of the lease.

The remainder of noninterest expense, which includes postage and communication expense, professional fees, mortgage servicing rights, subservicing fees, and other general and administrative expenses increased approximately $1.7 million to $5.2 million for the quarter ended March 31, 2009, as compared to $3.5 million for the quarter ended March 31, 2008. Professional fees increased $581,000 as a result of approximately $200,000 related to the Sterling asset sale, other routine legal matters that contributed approximately $85,000 to professional fees, and costs to complete the 2008 audit of approximately $300,000.  Other general and adminstrative expenses increased $1.2 million in between the first quarter of 2009 and 2008; the largest component of the increase was higher FDIC insurance premiums which increased to $688,000 for the first quarter of 2009 compared to $231,000 for the first quarter of 2008.  We also incurred costs associated with loan collection efforts which increased approximately $100,000 between the periods.  During the first quarter of 2009 we recorded a valuation allowance on a receivable balance of $246,000 at a non-core subsidiary.

As discussed above, deposit insurance expense totaled $688,000 for the three months ended March 31, 2009, an increase of $457,000 from the $231,000 of deposit insurance expense incurred in the first quarter of 2008. The increases were partly due to the FDIC finalizing a rule in December 2008 that raised the then current assessment rates uniformly by 7 basis points for the first quarter of 2009 assessment. The new rule resulted in annualized assessment rates for Risk Category 1 institutions ranging from 12 to 14 basis points. The increase in deposit insurance was also partly related to the additional 10 basis point assessment paid on covered transaction accounts exceeding $250,000 under the Temporary Liquidity Guaranty Program.

In February 2009, the FDIC issued final rules to amend the deposit insurance fund restoration plan, change the risk-based assessment system and set assessment rates for Risk Category 1 institutions to begin in the second quarter of 2009. Effective April 1, 2009, the methodology for establishing assessment rates for institutions such as the Bank will determine the initial base assessment rate using an equally-weighted combination of weighted-average CAMELS component ratings, and certain financial ratios.  The new initial base assessment rates for Risk will range from 7 to 78 basis points, on an annualized basis, depending upon various factors. Additionally, the FDIC issued an interim rule that may result in a 20 basis point emergency special assessment on June 30, 2009 with the potential for additional emergency special assessments of up to 10 basis points at the end of any calendar quarter thereafter. The Company cannot provide any assurance as to the ultimate amount or timing of any such emergency special assessments, should such special assessments occur, as such special assessments are dependent upon a variety of factors which are beyond the Company’s control.

Income Taxes. The income tax expense for the quarter ended March 31, 2009, was $1.446 million as compared to income tax expense of $1.445 million for the quarter ended March 31, 2008. Our effective tax rate was 30.6% for the 2009 quarterly period compared to 30.1% for the same 2008 period.  For the quarter ended March 31, 2009, New Markets Tax Credits favorably impacted the effective tax rate due to utilization of $327,000 of such credits, as compared to a $296,000 favorable impact for the first quarter of 2008.

Balance Sheet

Total assets increased $21 million, or 1%, to $2.28 billion at March 31, 2009 from $2.26 billion at December 31, 2008. Community bank loans held for investment decreased by $7 million to $1.03 billion at March 31, 2009, compared to $1.04 billion at December 31, 2008. The Company’s loan portfolio declined based on repayments of existing loan commitments and lack of quality loan demand.  Wholesale loans held for investment declined $15.4 million to $197.8 million at March 31, 2009 compared to $213.2 million at March 31, 2008 as repayments of residential loans and purchased SBA loans increased in the first quarter of 2009.  Loans held for sale increased approximately $1.2 million to $292.8 million at March 31, 2009 as compared to December 31, 2008 due to originations of SBA 504 and 7a loans.  Asset quality declined in the period principally due to two loans, with a aggregate principal balance of $13.0 million, which were placed on nonperforming classification and for which the Company established specific valuation allowances.  Investment securities declined by $20 million in the first quarter to $538 million at March 31, 2009, compared to $558 million at December 31, 2008. This decline was the result of repayments.

Total liabilities increased by $16 million to $2.17 billion at March 31, 2009 from $2.16 billion at December 31, 2008. The increase in liabilities was the result of an increase of $42 million in community banking deposits, and was partially offset by a $10 million decline in FHLBank borrowings, and a $17 million decline in institutional deposits.

Investment Securities

See Note 3 to the consolidated financial statements in this report for detailed information related to the Company’s investment securities portfolio.

At March 31, 2009, the Company’s mortgage-backed investment security portfolio had an amortized cost of $520 million and consisted of four classes of securities: agency securities, prime collateralized mortgage obligations (CMO), Alt-A CMOs, and CMOs collateralized by payment option adjustable rate mortgages. The Company’s available for sale mortgage-backed investment security portfolio was comprised of instruments with an estimated fair value of $59 million and the held to maturity portfolio was comprised of securities with an amortized cost of $429 million, both as shown in the table below:

	Based on lowest rating assigned by credit rating agency at March 31, 2009
Available for sale	Total	Agency/AAA	AA	A	BBB	<BBB
	(Dollars in thousands)
Agency mortgage-pass through	$14,230	$14,230	-	-	-	-
CMO – Prime	22,449	14,473	-	$3,535	$3,811	$630
CMO - Alt – A	3,928	-	-	-	-	3,928
CMO - Option Arm	18,327	-	-	-	-	18,327
	$58,934	$28,703	-	$3,535	$3,811	$22,885

	Based on lowest rating assigned by credit rating agency at March 31, 2009
Held to maturity	Total	Agency/AAA	AA	A	BBB	<BBB
	(Dollars in thousands)
Agency mortgage-pass through	$17,111	$17,111	-	-	-	-
Mortgage pass through	3,734	-	-	$3,734	-	-
CMO – Prime	345,855	175,673	$21,284	30,324	$8,239	$110,335
CMO - Alt – A	61,861	1,517	-	-	5,372	54,972
	$428,561	$194,301	$21,284	$34,058	$13,611	$165,307

During the quarter ended March 31, 2009 the change in rating of the securities as compared to December 31, 2008 was principally based on the actions of Moody’s.  In late February, Moody’s downgraded several of the securities owned by the Bank.  While Standard & Poor’s and Fitch rate approximately 20% of certain securities as below investment grade, Moody’s rated approximately 75% of these same securities below investment grade. Based on the highest rating assigned, approximately 90% of the portfolio is investment grade.

Available for sale agency mortgage pass through is comprised of substantially all securities issued through FNMA and includes a mix of both variable rate and fixed rate securities that were acquired principally to collateralize public deposits and certain sweep accounts.

Available for sale CMO-Prime is comprised of securities with underlying hybrid adjustable rate mortgages, which interest rates initially reset in mid 2010. These securities have 9.9% credit support at March 31, 2009.  Of this population approximately 95% was AAA rated by at least one agency, and management believes this population has sufficient credit support for observed delinquency trends. On a weighted average basis, for tranches subordinated to those owned by the Company, cumulative losses to date were 0.63%.

Available for sale CMO – Alt – A is comprised of one fixed rate security with 6.3% credit support at March 31, 2009. This security is the most senior tranche in the issue, and there were no cumulative losses in the security to date.

Available for sale CMO – Option Arm is comprised of five variable rate securities with 5.8% credit support. Each of these securities has received at least one ratings downgrade and two securities have two ratings below investment grade. Delinquency levels among this asset class have been trending upwards. Our analyses of the modeled cash flows from each of these securities continues to indicate that it is probable all scheduled principal and interest payments due to the security we hold will be received.

Held to maturity agency mortgage pass through is comprised of securities issued through FHLMC and FNMA and are all fixed rate securities acquired to assist the Bank in fulfilling its Community Reinvestment Act responsibilities.

Held to maturity mortgage pass through is comprised of four securities issued through the Colorado Housing and Finance Authority and are fixed rate securities acquired to assist the Bank in fulfilling its Community Reinvestment Act responsibilities.

Held to maturity CMO – Prime is comprised of securities with 7.0 % credit support at March 31, 2009 and moderate levels of delinquencies in total.  Overall delinquencies for this subcategory remain very modest and stable at this time.  Management expects these delinquency levels to remain stable based on their performance to date, and the expected effects of loan restructuring programs underway.  Credit support is expected to increase as senior tranches of these securities pay off. Two of the securities in this population were subject to an other-than-temporary impairment charge in the third quarter of 2008 due to the extent and duration of the decline in market value below amortized cost, given consideration to current illiquidity in the marketplace and uncertainty of a recovery of expected future cash flows.

Held to maturity CMO Alt-A is comprised of securities with 9.4% credit support at March 31, 2009 and moderate and stable levels of delinquencies. We expect delinquency statistics in all classes of these securities to level off, and transition rates from the class of delinquency to foreclosure to REO to be reduced by private industry loan restructuring programs, as well as the Homeowner Affordability and Stability Plan recently signed into federal law.  Cumulative losses to date on these securities average 0.52%.  Cumulative losses remain well below credit support coverage levels.

For all CMO categories, support tranches are expected to continue to increase as tranches superior to these pay off and cash flows are allocated in the CMO structure.  Management expects delinquency levels to level off and improve as private loan restructuring programs and the Homeowners Affordability and Stability Plan are implemented.  In addition other actions of the Federal Reserve have resulted in lower mortgage interest rates which may result in an increase in the constant repayment rate of mortgages, and will lower interest costs for homeowners with adjustable rate mortgages that do not prepay their loan or refinance.

The available for sale portfolio is comprised of the securities shown above and includes five securities with an estimated fair value of $18.3 million, and an amortized cost of $47.4 million that represent all of the CMOs collateralized by payment option adjustable rate mortgages. Of these securities, all have received a downgrade from one or more of the rating agencies to below investment grade based on the lowest rating assigned to the security at March 31, 2009. The securities that have been downgraded are the same securities that comprise the overwhelming majority of the decline in fair value of the available for sale securities. At March 31, 2009, the fair value of the available for sale securities was $20.4 million less than the cost, net of tax. This loss is an unrealized loss recognized in other comprehensive income. Based on management’s review of analyses performed by independent third parties and consideration of other information, we believe the decline in fair value represents a temporary impairment due to current economic conditions.

The held to maturity portfolio is comprised of the securities shown above and based on the lowest rating assigned 50% of this portfolio continues to be rated AA or higher and 61% investment grade or higher. Based on internal analyses and analyses performed by independent third parties, we believe the decline in fair value on the remaining securities is a temporary impairment due to inactive markets.

Loan Portfolio

Our major interest-earning asset is our loan portfolio. A significant part of our asset and liability management involves monitoring the composition of our loan portfolio. The following table sets forth the composition of our held for investment loan portfolio by loan type as of the dates indicated. The amounts in the table below are shown net of premiums, discounts and other deferred costs and fees.

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in thousands)
Community bank loans:
Commercial real estate	$411,296	$434,399	$294,993
Construction and development	410,515	401,009	293,923
Commercial	118,377	134,435	116,701
Multifamily	19,431	20,381	18,303
Consumer and mortgage loans	73,396	49,440	8,630
Premium, net	200	216	211
Unearned fees	(3,491)	(3,565)	(2,734)
Total community bank loans	1,029,724	1,036,315	730,027

Wholesale loans:
Residential	117,809	125,630	143,088
SBA purchased loans - guaranteed	73,112	80,110	98,884
Premium on SBA purchased, guaranteed portions	6,542	7,084	8,814
(Discount) premium, net	331	345	(20)
Total wholesale loans	197,794	213,169	250,766
Total loans	$1,227,518	$1,249,484	$980,793

At March 31, 2009, total community bank loans held for investment declined $7 million to $1.03 billion as compared to $1.04 billion at December 31, 2008 (but increased $300 million when compared to the $730 million of such loans lend at March 31, 2008). Commercial real estate loans decreased to $411 million, which represents a decrease of $23 million since year-end 2008. Commercial loans decreased $16 million in 2009 to $118 million and are now 11% of our community bank portfolio. The commercial loan portfolio growth is diversified in several industries and includes cash flow loans, equipment, borrowing base and other commercial credits. The Company continued to expand its national footprint through its SBA division with both SBA 504 and 7a lending activities. In addition, management is making a continuing effort to diversify the portfolio into less risky components, including owner-occupied commercial real estate.

The following table presents the details of the construction and development (“C&D”) portfolio for the periods indicated:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Construction type breakdown:
Construction - 1-4 family	$98,953	$89,434
Construction - commercial	125,142	100,402
Construction - multifamily	49,601	63,693
Construction - 1-4 (consumer)	24,993	24,085
Total construction	298,689	277,614

Land type breakdown:
Land development	88,547	100,823
Undeveloped land	22,193	21,480
Undeveloped land (consumer)	1,086	1,092
Total development	111,826	123,395
Total construction and development	$410,515	$401,009

In the first three months of 2009, the C&D portfolio grew $9.5 million to $411 million and represented 27.0% of our entire loan portfolio and 36.7% of our entire community bank portfolio. At year end 2008, the C&D portfolio comprised 35.8% of the community bank portfolio. Within the construction portfolio the loan breakdown is approximately 41% single family, 42% commercial, and 17% multifamily. The majority of the land development loans are for land that is under development and is generally intended to either be sold to contractors or end users as lot loans for commencement of construction.  Prospectively, we anticipate a reduction in our overall C&D exposure as existing commitments are completed.

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

As of March 31, 2009, we have defined nine geographic regions for our C&D portfolio: eight in Colorado and one region for loans outside Colorado. Within Colorado, four of the defined geographic regions account for $324 million, or 79%, of the C&D portfolio, as shown in the table below.

	March 31, 2009		December 31, 2008
	Outstanding	Percent	Outstanding	Percent
Area	(Dollars in thousands)
Denver Metro	$175,584	42.7%	$181,505	45.2%
Northeastern Colorado - Fort Collins	53,974	13.2%	52,062	13.0%
Mountain communities - Aspen, Roaring Fork Valley	66,823	16.3%	62,726	15.6%
North Central Colorado - Steamboat Springs	27,264	6.6%	25,159	6.3%
Other Colorado areas	43,777	10.7%	44,043	11.0%
Outside Colorado	43,093	10.5%	35,514	8.9%
Total	$410,515	100.0%	$401,009	100.0%

The C&D loans located outside of Colorado include $8.0 million originated from our SBA division located in Texas. Also included in C&D loans outside of Colorado are two loans totaled $14.7 million located in Arizona, and one loan for $3.7 million located in California. There were no C&D loans located in Florida or Nevada.

SBA originated loans consist of the following and are included in the community bank loan totals above:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Commercial real estate	$116,321	$109,969
Commercial	3,730	3,462
Construction and development	27,077	21,003
Total	$147,128	$134,434

The Bank’s SBA division is a participant in the national preferred lenders program (“PLP”) of the United States Small Business Administration. At March 31, 2009, SBA originated loans consist of $53.3 million of SBA 504 loans, $7.3 million of guaranteed portions of SBA 7a loans, $17.7 million of unguaranteed portions of SBA 7a loans, $27.1 million of construction loans and $41.7 million of conventional commercial real estate loans. These loans are included in the totals discussed above. Generally, SBA department construction loans will become a SBA 504 loan upon completion of construction.

Asset Quality

As part of our asset quality function, we monitor nonperforming assets on a regular basis. Loans are placed on nonaccrual when full payment of principal or interest is in doubt or when they are 90 days past due as to either principal or interest. During the ordinary course of business, management may become aware of borrowers that may not be able to meet the contractual requirements of loan agreements. These loans are placed under close supervision, with consideration given to placing the loan on nonaccrual status, increasing the allowance for credit losses and (if appropriate) partial or full charge-off. Nonaccrual loans are further classified as impaired when the underlying collateral and other originally identified sources of repayment are considered insufficient to cover principal and interest and management concludes it is probable that we will not fully collect all principal and interest according to contractual terms. After a loan is placed on nonaccrual status, any interest previously accrued but not yet collected is reversed against current income. If interest payments are received on nonaccrual loans, these payments are applied to principal and not taken into income. We do not place loans back on accrual status unless back interest and principal payments are made. For certain government-sponsored loans, such as FHA-insured and VA-guaranteed loans, we continue to accrue interest when the loan is past due 90 or more days, if and to the extent that the interest on these loans is insured by the federal government. The aggregate unpaid principal balance of government-sponsored accruing loans that were past due 90 or more days was $6.4 million, $6.5 million and $5.9 million at March 31, 2009, December 31, 2008 and March 31, 2008, respectively. Substantially all of these loans were originated by our subsidiary Matrix Financial prior to February 2003. GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the institution provides servicing. At the servicer's option and without GNMA's prior authorization, the servicer may repurchase such a delinquent loan for an amount equal to 100 percent of the remaining principal balance of the loan. These guaranteed accruing loans are not included in the table of nonperforming loans or in the discussion of delinquent loans below.

The following table sets forth our nonperforming held for investment loans and assets as of the dates indicated:

	March 31,	December 31,	March 31,
	2009	2008	2008
	(Dollars in thousands)
Residential	$3,804	$3,238	$1,396
SBA purchased, guaranteed portions	791	791	767
Commercial real estate	5,547	1,311	1,035
Construction and development	12,207	2,900	2,900
Commercial	1,151	283	2
SBA originated, guaranteed portions	299	124	327
Total nonperforming loans	23,799	8,647	6,427
REO	3,752	4,417	3,808
Total	$27,551	$13,064	$10,235

At March 31, 2009, total nonperforming loans were $23.8 million, compared to $8.6 million at December 31, 2008 and $6.4 million at March 31, 2008. Management analyzes and reviews nonperforming loans by loan type. Residential nonperforming loans represent wholesale assets acquired through purchase by prior management. The balance of nonperforming residential loans increased $566,000 at March 31, 2009, compared to December 31, 2008, and increased $2.4 million versus March 31, 2008. Overall, nonperforming residential loans totaled $3.8 million, $3.2 million, and $1.4 million, at March 31, 2009, December 31, 2008, and March 31, 2008, respectively. This represents 3.23%, 2.58%, and 0.98% of the residential portfolio for those respective periods. The increase in nonperforming residential loans as a percentage of the residential portfolio is due to continued repayments of the remaining performing portion of the portfolio. The Company’s level of nonperforming residential loans is generally consistent with the national marketplace based on information published by the Mortgage Bankers Association. The Company’s wholesale residential portfolio is geographically dispersed. The average loan size of the wholesale residential loan portfolio is approximately $138,000 and consists of loans that on average are approximately 8.2 years seasoned, were rigorously underwritten at the time of acquisition, and bore average FICO scores over 700 with reasonable loan-to-value and debt-to-income ratios. We believe the risk of loss associated with this portfolio is considerably lower than losses associated with other types of lending, which is evidenced by our historical loss experience from the residential portfolio. We expect future levels of nonperforming loans in the residential portfolio to be generally consistent within the national and regional economic markets in which the loans are located.

Nonperforming community bank loans totaled $19.2 million, $4.6 million, and $4.3 million at March 31, 2009,   December 31, 2008, and March 31, 2008, respectively. Nonperforming community bank loans increased in 2009 due primarily to two loans that have been placed on nonaccrual and for which a specific valuation allowance was established. In total, nonperforming held for investment community bank loans represent 1.86% of the community bank portfolio at March 31, 2009, compared to 0.45% and 0.58% at December 31, 2008 and March 31, 2008, respectively.

The following table sets forth our nonperforming held for sale assets as of the dates indicated:

	March 31,	December 31,	March 31,
	2009	2008	2008
	(Dollars in thousands)
Residential	$7,870	$6,493	$5,567
Multifamily	6,759	6,759	-
Total	$14,629	$13,252	$5,567

Allowance for Credit Losses

Management believes the allowance for credit losses is critical to the understanding of our financial condition and results of operations. Selection and application of this “critical accounting policy” involves judgments, estimates, and uncertainties that are susceptible to change. In the event that different assumptions or conditions were to occur and depending upon the severity of such differences, a materially different financial condition or results of operations is a reasonable possibility.

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

The following table sets forth information regarding changes in our allowance for credit losses for the periods indicated. The table includes the allowance for both wholesale and community bank loans:

	Quarter Ended March 31,
	2009	2008
	(Dollars in thousands)
Balance, beginning of period	$16,183	$8,000
Charge-offs:
Residential	–	(146)
Commercial real estate	(54)	(50)
Construction	(235)	–
Consumer and other	–	(2)
Total charge-offs	(289)	(198)

Recoveries:
Commercial real estate	9	–
Total recoveries	9	–
Net charge-offs	(280)	(198)
Provision for credit losses	4,181	1,891
Balance, end of period	$20,084	$9,693

Net charge offs in the held for investment community bank portfolio of $280,000 represent an 11 basis points annualized level compared to the first quarter of 2008 when community bank portfolio net charge offs were $52,000 or one basis point.  Net residential loan charge-offs were $0 and $146,000, for the quarters ended March 31, 2009 and 2008, respectively. On an annualized basis, this represents losses of 0 basis points and 14 basis points for those same periods, respectively.

The table below provides a breakout of the allowance for credit losses by loan type:

	March 31,	December 31,	March 31,
	2009	2008	2008
	(Dollars in thousands)
Residential	$893	$909	$641
Guaranteed SBA purchased premium	39	42	53
Commercial real estate	6,054	4,821	2,964
Construction and development	9,476	7,820	3,434
Commercial and industrial	1,930	1,394	1,305
Multifamily	186	195	448
Consumer	706	202	48
Unallocated	800	800	800
Total allowance	$20,084	$16,183	$9,693

The following table presents a summary of significant asset quality ratios for the period indicated:

	March 31,	December 31,	March 31,
	2009	2008	2008
Total nonperforming residential loans to total residential loans	3.23%	2.58%	0.98%
Total nonperforming community bank loans to total community bank loans	2.32%	1.02%	0.52%
Total residential allowance to nonperforming residential loans	23.48%	28.07%	45.89%
Total community bank allowance to nonperforming community bank loans	99.73%	329.84%	211.08%
Total residential allowance to residential loans	0.76%	0.72%	0.45%
Total community bank allowance to community bank loans	1.86%	1.47%	1.23%
Total allowance for credit losses to total loans	1.64%	1.30%	0.99%
Total allowance for credit losses to total nonperforming loans	84.39%	187.15%	150.83%
Total nonaccrual loans and REO to total assets	1.85%	1.17%	0.74%

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

The allowance for credit losses allocated to community bank loans to total nonperforming community bank loans was 100%, 330%, and 211%, at March 31, 2009, December 31, 2008, and March 31, 2008, respectively. The allowance for credit losses to nonperforming community bank loans is both asset dependent, and is based on anticipated losses inherent in such loans.  The allowance for credit losses allocated to residential loans to nonperforming residential loans was 23%, 28%, and 46%, at March 31, 2009, December 31, 2008, and March 31, 2008, respectively.

The total allowance for credit losses to total loans increased to 1.64% at March 31, 2009, compared to 1.30% at December 31, 2008 and .99% at March 31, 2008. The overall increase in the allowance is related to the overall increase nonperforming loans, the growth in the community bank portfolio, certain loan grading changes and allowance related to impairments. The total allowance for residential loans was .76% at March 31, 2009, compared to .72% at December 31, 2008 and .45% at March 31, 2008.

The increase in the allowance for credit losses is related primarily to the balance sheet transformation and is reflective of the higher allowance attributable to community bank loans in general as compared to residential loans. The allowance for community bank loans was 1.86% at March 31, 2009, 1.47% at December 31, 2008, and 1.23% at March 31, 2008. The level of the allowance at March 31, 2009 relative to December 31, 2008 is reflective of two impaired loans with an associated allowance of $2.0 million. The increase in the percentage of the community bank allowance at March 31, 2009, compared to March 31, 2008 was generally due to the impairments, and a few larger loans that were reduced in loan grade by our credit administration team to reflect current conditions of those loans.

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

The following table sets forth the balances for each major category of the Company’s deposit accounts and the weighted-average interest rates paid for interest-bearing deposits for the periods indicated:

	March 31, 2009		December 31, 2008		March 31, 2008
		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Savings accounts	$332	0.25%	$299	0.25%	$269	0.81%
NOW and DDA accounts	606,782	0.17	624,064	0.17	681,151	0.30
Money market accounts	953,743	0.69	958,837	0.79	712,663	1.14
Subtotals	1,560,857	0.49	1,583,200	0.55	1,394,083	0.73
Certificate accounts	174,785	3.30	141,472	3.53	33,788	3.99
Total deposits	$1,735,642	0.77%	$1,724,672	0.79%	$1,427,871	0.80%

Total deposits increased $11 million between March 31, 2009 and December 31, 2008, which consists of a decline in institutional deposits and an increase in community banking deposits.  Our community banking deposits increased approximately $42.1 million in the first quarter of 2009. This growth includes $28.8 million in certificate accounts offered through the Certificate of Deposit Account Registry Service® ("CDARS") program.  The CDARS program provides full FDIC insurance on deposit balances greater than posted FDIC limits by exchanging larger depository relationships with other CDARS members.  Depositor’s funds are broken into amounts below FDIC insurance limits and placed with other banks that are member of the CDARS network.

The following table sets forth the balances for categories of deposits and custodial escrow balances of the Company by source for the periods indicated:

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in thousands)
Community bank deposits	$234,074	$191,966	$104,263
Brokered deposits	39,408	35,000	12,974
Sterling Trust Company	327,754	350,655	392,649
Matrix Financial Services Corp.	18,848	14,083	25,682
Matrix Financial Solutions, Inc.	231,015	203,329	249,948
Legent Clearing, LLC	115,886	120,178	185,371
Deposit concentrations	788,492	812,120	478,706
Other wholesale deposits	24,255	27,038	29,759
Deposits and custodial escrow balances	$1,779,732	$1,754,369	$1,479,352

Community bank deposits represent deposits attracted by our regional banking teams as discussed above.  Sterling and Matrix Financial are our wholly owned subsidiaries. The decline in balance at Sterling is related to an account for one life settlement agent for special asset acquisitions and administration with a balance of $488 thousand and $30 million at March 31, 2009 and December 31, 2008, respectively. Management elected to restructure this relationship and terminate certain elements of business with respect to this large life settlement agent account. The restructured relationship will now allow the Company to pursue business in the same industry on a non-exclusive basis. During the three months of 2009, approximately $30 million of these deposits were withdrawn. Through Sterling’s successful marketing efforts, growth in new accounts and the increase in uninvested cash in existing accounts offset $7 million of the withdrawn deposits. The increase at Matrix Financial at March 31, 2009, compared with year end 2008 is a seasonal fluctuation because many jurisdictions require tax payments in the fourth quarter of the year, which reduces escrow balances near year end. Prospectively, we expect this balance to decline consistent with the declining mortgage servicing business and our decision to reduce that activity. Matrix Financial Solutions, Inc. (“MFSI”) are deposits that represent customer assets under administration by MFSI. The Company sold its approximate 7% interest in MFSI during the first quarter of 2009. The balance of these deposits increased approximately $28 million since December 31, 2008 due to timing of cash flows. Legent Clearing, LLC are deposits that represent institutional deposits received through Legent Clearing, LLC. The Company’s chairman owns an indirect financial interest in Legent Clearing.  Deposit concentrations are deposits that represent deposit funds from three, three and five institutional relationships maintained by the Bank as of March 31, 2009, December 31, 2008, and March 31, 2008, respectively. Included in deposit concentrations is one institutional relationship with balances of $501.2 million, $504.1 million and $453.5 million at March 31, 2009, December 31, 2008, and March 31, 2008, respectively. See further discussion of deposit concentrations in our Form 10-K for December 31, 2008, Item 1A. “Risk Factors – Risk Related to Our Business” and Note 8 – “Deposits” to our consolidated financial statements included in this report.

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

At March 31, 2009, the Bank had unused borrowing capacity at FHLBank of approximately $246 million.  The Bank maintains a contingent liquidity facility with the Federal Reserve Bank, and at March 31, 2009, there was no amount outstanding and $21.0 million of unused borrowing capacity.

At March 31, 2009, the Bank had outstanding letters of credit, loan origination commitments and unused commercial and retail lines of credit of approximately $240 million. Management anticipates that we will have sufficient funds available to meet current origination and other lending commitments.

Company Liquidity. Our main sources of liquidity at the holding company level are cash, notes receivable, dividends and tax payments from our subsidiaries, as well as a revolving line of credit maintained with a large money center correspondent bank in the total amount of $30 million. As of March 31, 2009, we had $28 million drawn under this facility. Management is in the process of renewing this facility, which is scheduled to mature June 29, 2009.

The Company is reliant on dividend and tax payments from its subsidiaries in order to fund operations, meet debt and tax obligations and grow new or developing lines of business. A long-term inability of a subsidiary to make dividend payments could significantly impact the Company’s liquidity. Historically, the Bank has made the majority of the dividend payments received by the Company. As a result of the liquidity generated through various divestitures and other activities at the Company, the Bank did not pay a dividend to the Company in the years 2004 through 2006. The Bank made dividend payments to the Company effective with the Bank’s earnings of the first quarter of 2007, which have totaled $14.2 million. Prospectively, based on capital ratios and other factors, management expects the Bank will pay dividends at the rate of approximately 33% to 40% of the Bank’s net income. If dividends and tax payments from subsidiaries are not sufficient to fund the cash requirements of the Company, the Company will utilize the credit facility discussed above, as needed, and excess cash resources of other non-core subsidiaries.  In addition, the Company expects the sale of the Sterling assets to close in the second quarter of 2009, which will supply additional liquidity to the Company.

The Company commenced a quarterly cash dividend program in 2007 and paid quarterly cash dividends in the amount of $.06 per share since commencing such program.  On May 7, 2009, a cash dividend was declared for shareholders of record on June 5, 2009, payable on June 15, 2009. The ability of the Company to declare and pay a dividend prospectively will depend on a number of factors, including future earnings, dividends received from the Bank, capital requirements, financial condition and future prospects and such other factors that our Board of Directors may deem relevant. See further discussion of liquidity risk in our Form 10-K for December 31, 2008, Item 1A. “Risk Factors – Risk Related to Our Business” and Part II, “Other Information” Item 1A, “Risk Factors” included in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The disclosures set forth in this item are qualified by the section captioned “Forward-Looking Statements” included in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

See the discussion of market risks included in Item 7A. Quantitative and Qualitative Disclosures About Market Risks in the 2008 Form 10-K. There has been no significant change in the types of market risks faced by the Company since December 31, 2008.

At March 31, 2009, management believes the Company’s interest rate risk position is neutral with a modest asset sensitivity. This means the results of the Company’s net interest income and net income would be expected to improve modestly if interest rates increased from current levels. Management also believes that continued interest rate declines from the Federal Open Market Committee would have a negative impact on the results of operations. The continued execution of our business plan is expected to mitigate the impact of the current interest rate environment if rates remain stable or decline further.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Act”)) was carried out as of March 31, 2009 under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and several other members of our senior management. Our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective in ensuring that the information we are required to disclose in the reports we file or submit under the Act is (i) accumulated and communicated to our management (including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting for the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, such controls.

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

Part II - Other Information

Item 1. Legal Proceedings

Legal proceedings of the Company are more fully described in Note 16 to the audited financial statements in the Company’s Form 10-K for the year ended December 31, 2008. During the three months ended March 31, 2009, there were no material changes to the information previously reported, except as disclosed in Note 16 Commitments and Contingencies – Contingencies – Legal to the consolidated financial statements included in Part I of this Form 10-Q and which are incorporated herein by reference.

Item 1A. Risk Factors

During the three months of 2009, there were no material changes to the quantitative and qualitative disclosures of our Risk Factors previously reported in the Annual Report contained in the Company’s Form 10-K for the year ended December 31, 2008, except as follows:

Sale of Sterling Assets.  On April 8, 2009, the Company announced that its wholly owned subsidiary, Sterling, has agreed to sell certain of its assets to Equity Trust Company and a newly formed administrative services company affiliated with Equity Trust Company (together, the “Buyer”) for $61.2 million – subject to certain adjustments as provided for in the definitive purchase agreement.  The Buyer will maintain the deposits that are currently on deposit at the Bank.  The sale of the Sterling assets will increase the Company’s reliance of institutional deposits placed on deposit at the Bank by third parties.  Additionally, the cost of the deposits will increase to a market rate, including amounts paid in the form of subaccounting fees.  Previously the amounts paid to Sterling by United Western Bank for these deposits were eliminated in the consolidated financial statements of the Company.  Accordingly, subaccounting fees will increase substantially as a result of this sale.  Assuming an interest rate environment unchanged from March 31, 2009, and $300 million of deposits, subaccounting fees will increase $7.8 million over the next twelve month period.  This increase in subaccounting fees will have a negative impact on the Company’s results from operations.

See Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2008 for a detailed discussion of additional Company “Risk Factors.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits
10.1
Asset Purchase Agreement, dated April 7, 2009, by and among the Company, Sterling Trust Company, Equity Trust Company, and Sterling Administrative Services, LLC, filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on April 7, 2009.

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

UNITED WESTERN BANCORP, INC.

Dated:	May 11, 2009	/s/ Scot T. Wetzel
Scot T. Wetzel
President and
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 11, 2009	/s/ William D. Snider
William D. Snider
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 11, 2009	/s/ Benjamin C. Hirsh
Benjamin C. Hirsh
Chief Accounting Officer
(Principal Accounting Officer)

 INDEX TO EXHIBITS

Exhibit Number	Description

10.1
Asset Purchase Agreement, dated April 7, 2009, by and among the Company, Sterling Trust Company, Equity Trust Company, and Sterling Administrative Services, LLC, filed as Exhibit 10.1 to Registrant’s Form 8-K filed with the Commission on April 7, 2009.

31.1*	Certification by Scot T. Wetzel pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by William D. Snider pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification by Benjamin C. Hirsh pursuant to Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Scot T. Wetzel pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by William D. Snider pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*	Certification by Benjamin C. Hirsh pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.